Form 10-Q
period 1999-07-31
BROCADE COMMUNICATIONS SYSTEMS INC
filed 1999-09-15
CIK 1009626

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended July 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from __________ to __________

                        Commission file number: 000-25601

                         ------------------------------

                      BROCADE COMMUNICATIONS SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                               77-0409517
        (State or other jurisdiction              (I.R.S. employer
     of incorporation or organization)            identification no.)

                         ------------------------------


                             1901 GUADALUPE PARKWAY
                               SAN JOSE, CA 95131
                                 (408) 542-1500
                  (Address, including zip code, of Registrant's
                    principal executive offices and telephone
                          number, including area code)

                         ------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ X ] No [  ]

The number of shares outstanding of the Registrant's Common Stock on August 31, 1999 was 26,676,332 shares.

                                                        Page 1 of 24 pages.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                                    FORM 10-Q

                           QUARTER ENDED JULY 31, 1999

                                      INDEX

                                                                                           PAGE
                                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Balance Sheets as of July 31, 1999 and October 31, 1998              3

               Condensed Statements of Operations for the Three Months and Nine Months
               Ended July 31, 1999 and 1998                                                   4

               Condensed Statements of Cash Flows for the Nine Months
               Ended July 31, 1999 and 1998                                                   5

               Notes to Condensed Financial Statements                                        6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                  10

Item 3.        Quantitative and Qualitative Disclosures About Market Risks                    21

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                                              22

Item 2.        Changes in Securities and Use of Proceeds                                      22

Item 3.        Defaults Upon Senior Securities                                                22

Item 4.        Submission of Matters to a Vote of Security Holders                            22

Item 5.        Other Information                                                              22

Item 6.        Exhibits and Reports on Form 8-K                                               23


SIGNATURES                                                                                    24

        ======================================================================
        This Form 10-Q contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including but not limited to statements regarding Brocade's expectations, hopes or intentions regarding the future. Actual results and trends could differ materially from those discussed in the forward-looking statements. In addition, past trends should not be perceived as indicators of future performance. Among the factors that could cause actual results to differ from the forward-looking statements are those detailed elsewhere in this Report in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Brocade's Securities and Exchange Commission reports.
        ======================================================================

                                                             Page 2 of 24 pages.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                July 31,   October 31,
                                                                  1999        1998
                                                                --------   -----------
                                                               (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                   $ 10,360     $ 10,420
    Short-term investments                                        65,976            -
                                                                --------     --------
       Total cash, cash equivalents and short-term investments    76,336       10,420
    Accounts receivable, net                                      11,269        3,430
    Inventories                                                    2,628        1,744
    Prepaid expenses and other                                     1,623          220
                                                                --------     --------
           Total current assets                                   91,856       15,814
 Property and equipment, net                                       5,454        5,323
 Other assets                                                        115          164
                                                                --------     --------
           Total assets                                         $ 97,425     $ 21,301
                                                                ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current liabilities:
   Accounts payable                                             $  6,950     $  3,247
   Accrued liabilities                                             6,617        3,061
   Deferred revenue                                                6,591          543
   Current portion of capital lease obligations                      540          784
   Current portion of debt                                             -        1,231
   Borrowings under line of credit                                     -        1,672
                                                                --------     --------
           Total current liabilities                              20,698       10,538
                                                                --------     --------

 Long-term liabilities:
   Long-term portion of capital lease obligations                    121          478
   Long-term portion of debt                                           -        1,731
   Redeemable convertible preferred stock                              -       35,261
   Warrants to purchase redeemable convertible preferred stock         -          648
                                                                --------     --------
           Total long-term liabilities                               121       38,118
                                                                --------     --------
 Stockholders' equity  (deficit):
   Common stock, $.001 par value, 50,000 shares authorized:
     Issued and outstanding: 26,490 and 5,195 at July 31, 1999
     and October 31, 1998, respectively                               26            5
   Additional paid-in capital                                    116,676        2,220
   Warrants                                                           60            -
   Deferred stock compensation                                    (3,720)        (300)
   Notes receivable from stockholders                             (6,530)        (450)
   Accumulated deficit                                           (29,906)     (28,830)
                                                                --------     --------
       Total stockholders' equity (deficit)                       76,606      (27,355)
                                                                --------     --------
       Total liabilities and stockholders' equity               $ 97,425     $ 21,301
                                                                ========     ========

The accompanying notes are integral part of these condensed financial statements.

                                                             Page 3 of 24 pages.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                Three Months Ended          Nine Months Ended
                                                -------------------        -------------------
                                                July 31,   July 31,        July 31,   July 31,
                                                  1999       1998            1999       1998
                                                --------   --------        --------   --------
Net revenues                                    $20,051     $ 4,569        $38,598    $ 18,839
Cost of revenues                                  9,921       4,351         18,679      12,720
                                                -------     -------        -------    --------
       Gross margin                              10,130         218         19,919       6,119
                                                -------     -------        -------    --------
Operating expenses:
  Research and development                        4,148       5,016          9,782      11,311
  Sales and marketing                             3,691       1,444          7,777       3,820
  General and administrative                      1,000       1,979          2,415       3,242
  Amortization of deferred stock
    compensation                                    280           -          1,657           -
                                                -------     -------        -------    --------
       Total operating expenses                   9,119       8,439         21,631      18,373
                                                -------     -------        -------    --------
Income (loss) from operations                     1,011      (8,221)        (1,712)    (12,254)
Interest income, net                                633         114            669         277
                                                -------     -------        -------    --------
Income (loss) before income taxes                 1,644      (8,107)        (1,043)    (11,977)
Provision for income taxes                           33           -             33           -
                                                -------     -------        -------    --------
Net income (loss)                               $ 1,611     $(8,107)       $(1,076)   $(11,977)
                                                =======     =======        =======    ========
Basic net income (loss) per share               $  0.09     $ (2.45)       $ (0.12)   $  (3.98)
                                                =======     =======        =======    ========
Diluted net income (loss) per share             $  0.06     $ (2.45)       $ (0.12)   $  (3.98)
                                                =======     =======        =======    ========
Shares used in the calculation
of basic net income (loss) per share             17,836       3,308          9,117       3,007
                                                =======     =======        =======    ========
Shares used in the calculation of diluted net
income (loss) per share                          27,507       3,308          9,117       3,007
                                                =======     =======        =======    ========
Pro forma diluted net income (loss) per share   $  0.06     $ (0.46)       $ (0.05)   $  (0.70)
                                                =======     =======        =======    ========
Shares used in the calculation of pro forma
  diluted net income (loss) per share            27,507      17,636         20,312      17,189
                                                =======     =======        =======    ========

The accompanying notes are integral part of these condensed financial statements.

                                                             Page 4 of 24 pages.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                         JULY 31,
                                                                                    --------------------
                                                                                      1999         1998
                                                                                    --------     -------
Cash flows from operating activities:
     Net loss                                                                       $ (1,076)   $(11,977)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
          Depreciation and amortization                                                1,476       1,741
          Loss on disposition of equipment                                               248           -
          Provision for doubtful accounts receivable                                     251           -
          Noncash compensation expense                                                 1,738       1,199
          Changes in assets and liabilities:
              Accounts receivable                                                     (8,837)        940
              Inventories                                                               (884)     (3,852)
              Prepaid expenses and other                                                (607)         96
              Accounts payable and accrued liabilities                                 7,259       1,756
              Deferred revenue                                                         6,048           -
                                                                                    --------     -------
          Net cash provided by (used in) operating activities                          5,616     (10,097)
                                                                                    --------     --------
Cash flows from investing activities:
     Proceeds from (purchases) maturities of short-term investments                  (65,976)     15,920
     Purchases of property and equipment                                              (1,855)     (3,483)
                                                                                    --------    ---------
          Net cash (used in) provided by investing activities                        (67,831)     12,437
                                                                                    --------    ---------
Cash flows from financing activities:
     Proceeds from the issuance of common stock, net                                  65,878          30
     Proceeds from the issuance of preferred stock, net                                1,512       4,902
     Line of credit borrowings                                                            --       1,000
     Line of credit repayments                                                        (1,672)       (328)
     Payments on capital lease obligations                                              (601)       (501)
     Proceeds from notes payable                                                         247       1,909
     Repayments of notes payable                                                      (3,209)       (435)
                                                                                    --------    ---------
          Net cash provided by financing activities                                   62,155       6,577
                                                                                    --------    ---------

Net (decrease) increase in cash and cash equivalents                                     (60)      8,917
Cash and cash equivalents at beginning of period                                      10,420       2,552
                                                                                    --------    ---------
Cash and cash equivalents at end of period                                          $ 10,360    $ 11,469
                                                                                    ========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements

                                                             Page 5 of 24 pages.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                (Information for the three and nine months ended
                      July 31, 1999 and 1998 is unaudited)

1.  BASIS OF PRESENTATION

    The condensed financial statements included herein have been prepared by Brocade Communications Systems, Inc. ("Brocade"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information not misleading. The condensed balance sheet as of October 31, 1998 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, included in Brocade's Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

    The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for the three and nine months ended July 31, 1999 are not necessarily indicative of the results that may be expected for future quarters or the year ending October 31, 1999.

2.  NET INCOME (LOSS) PER SHARE

    Basic and diluted net income (loss) per share are presented in conformity with Financial Accounting Standards No. 128, "Earning Per Share," ("SFAS No. 128") for all periods presented. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to the anticipated effective date of an initial public offering must be included in the calculation of basic and diluted net income (loss) per share as if such stock had been outstanding for all periods presented. To date, Brocade has not had any issuances or grants for nominal consideration.

    In accordance with SFAS No. 128, basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Basic and diluted pro forma net income (loss) per share, have been computed as described above and also give effect, under Securities and Exchange Commission guidance, to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.

    The following table presents the calculation of basic and diluted and pro forma basic and diluted net income (loss) per common share (in thousands, except per share data) (unaudited):

                                                             Page 6 of 24 pages.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                (Information for the three and nine months ended
                      July 31, 1999 and 1998 is unaudited)

                                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                    JULY 31,               JULY 31,
                                                              -------------------      -----------------
                                                                1999        1998        1999        1998
                                                               ------      ------      ------     --------
Basic and diluted net income (loss) per share:
     Net income (loss)                                        $  1,611    $ (8,107)   $ (1,076)   $(11,977)
                                                              ========    ========    ========    ========
     Weighted-average shares of common stock outstanding        20,210       5,257      11,287       5,149
     Less: weighted-average shares subject to repurchase        (2,374)     (1,949)     (2,170)     (2,142)
                                                              --------    --------    --------    --------
     Weighted-average shares used in computing basic
          net income (loss) per share                           17,836       3,308       9,117       3,007
     Dilutive effect of common share equivalents                 9,671          --          --          --
                                                              --------    --------    --------    --------
     Weighted-average shares used in computing diluted
         net income (loss) per share                            27,507       3,308       9,117       3,007
                                                              ========    ========    ========    ========
Basic net income (loss) per share                             $   0.09    $  (2.45)   $  (0.12)   $  (3.98)
                                                              ========    ========    ========    ========
Diluted net income (loss) per share                           $   0.06    $  (2.45)   $  (0.12)   $  (3.98)
                                                              ========    ========    ========    ========

Pro forma basic and diluted net income (loss) per share:
     Net income (loss)                                        $  1,611    $ (8,107)   $ (1,076)   $(11,977)
                                                              ========    ========    ========    ========
     Weighted-average shares of common stock outstanding        20,210       5,257      11,287       5,149
     Less: weighted-average shares subject to repurchase        (2,374)     (1,949)     (2,170)     (2,142)
                                                              --------    --------    --------    --------
     Weighted-average shares used in computing basic
          net income (loss) per share                           17,836       3,308       9,117       3,007
     Pro forma adjustment to reflect weighted effect of
          assumed conversion of convertible preferred stock      4,862      14,328      11,195      14,182
                                                              --------    --------    --------    --------
     Weighted-average shares used in computing pro forma
           basic net income (loss) per share                    22,698      17,636      20,312      17,189
     Dilutive effect of common share equivalents                 4,809          --          --          --
                                                              --------    --------    --------    --------
     Weighted-average shares used in computing pro forma
           diluted net income (loss) per share                  27,507      17,636      20,312      17,189
                                                              ========    ========    ========    ========
Pro forma basic net income (loss) per share                   $   0.07    $  (0.46)   $  (0.05)   $  (0.70)
                                                              ========    ========    ========    ========
Pro forma diluted net income (loss) per share                 $   0.06    $  (0.46)   $  (0.05)   $  (0.70)
                                                              ========    ========    ========    ========

3.  CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

   All highly liquid investment securities with original maturities of three months or less are considered cash equivalents, while investment securities with original maturities of more than three months but less than one year are considered short-term investments.

    As of July 31, 1999 all short-term investments are classified as available-for-sale and the fair market value of such investments approximated cost. As such, unrealized holding gains and losses were insignificant.

                                                             Page 7 of 24 pages.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

               (Information  for the three and nine months ended
                      July 31, 1999 and 1998 is unaudited)

4.  COMPREHENSIVE INCOME (LOSS)

    Brocade adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS No. 130") on November 1, 1997. SFAS No. 130 defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. Accordingly, comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Specifically, SFAS No. 130 requires unrealized holding gains and losses on available-for-sale securities to be included in accumulated other comprehensive income (loss). Unrealized holding gains (losses) for all periods presented are not significant and accordingly, comprehensive income (loss) for all periods presented approximated net income (loss).

5.  INITIAL PUBLIC OFFERING

    On May 28, 1999, Brocade completed its initial public offering of 3,737,500 shares of common stock (including the exercise of the underwriters over-allotment option) and realized net proceeds of $65.1 million. Concurrent with the closing of the initial public offering, 9,534,005 shares of convertible preferred stock were converted into 14,625,255 shares of common stock.

6.  INVENTORIES

    Inventories are stated at the lower of cost or market, on a first in, first out method and are comprised substantially of finished goods as of July 31, 1999.

7.  COMMON STOCK

    Effective May 14, 1999, Brocade was reincorporated in the State of Delaware. In connection with the re-incorporation, Brocade is authorized to issue 50,000,000 shares of common stock, $.001 par value and 5,000,000 shares of undesignated preferred stock, $.001 par value.

    In April 1999, Brocade's stockholders approved the following:

a) the adoption of Brocade's 1999 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 200,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase shares of common stock through payroll deductions at 85% of the fair market value of the common stock, as defined in the Purchase Plan.

b) the adoption of Brocade's 1999 Stock Plan (the "1999 Plan"), the combination of Brocade's 1995 Equity Incentive Plan, 1998 Equity Incentive Plan and 1998 Executive Equity Incentive Plan into the 1999 Plan, and the addition of 300,000 newly reserved shares of common stock thereunder. The 1999 Plan provides for the grant of incentive on nonqualified stock options to employees.

c) the adoption of Brocade's 1999 Director Option Plan (the "Director Plan"). The Director Plan provides for the grant of common stock options to non-employee directors. A total of 200,000 shares of common stock have been reserved for issuance under the Director Plan.

                                                             Page 8 of 24 pages.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                (Information for the three and nine months ended
                      July 31, 1999 and 1998 is unaudited)

8.  BUSINESS SEGMENTS

    Brocade is organized and operates as one business segment, the design, development, manufacture, marketing and selling of switching solutions for Storage Area Networks ("SANs").

    For the nine months ended July 31 1999, revenues from seven customers accounted for 88% of total net revenues. The level of sales to any customer may vary from quarter to quarter however, we expect that significant customer concentration will continue for the foreseeable future. Loss of any one of these customers could have a material adverse impact on Brocade's financial condition or results of operations.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1998, the AICPA issued SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP No. 98-9"). SOP No. 98-9 amends SOP No. 97-2 and SOP No. 98-4 by extending the deferral of the application of certain provisions of SOP No. 97-2 amended by SOP No. 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP No. 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Brocade has not had significant software sales to date and management does not expect the adoption of SOP No. 98-9 to have a significant impact on Brocade's financial position or results of operations.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which supercedes and amends a number of existing standards and is required to be adopted in fiscal years beginning after June 15, 1999. Because Brocade currently holds no derivative financial instruments and does not currently engage in hedging activities, the adoption of SFAS No. 133 is not expected to have a material impact on Brocade's financial condition or results of operations.

                                                             Page 9 of 24 pages.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in conjunction with the condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Brocade's Prospectus filed with the Securities and Exchange Commission on May 24, 1999.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

    This Quarterly Report contains "forward-looking" statements that relate to future events or future financial performance. While we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Brocade's actual results could differ materially from those anticipated and discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under "Risk Factors", and to other risk factors detailed in Brocade's Prospectus filed with the Securities and Exchange Commission. All forward-looking statements included in this document are based on information available to Brocade on the date hereof. Brocade assumes no obligation to update any such forward-looking statements.

OVERVIEW

    Brocade is a leading provider of switching solutions for Storage Area Networks ("SANs"). We sell our SAN switching solutions through leading storage systems and server original equipment manufacturers, including Compaq Computer, Data General Corporation, Dell Computer, IBM, McData Corporation, NEC, Sequent Computer Systems, SGI and StorageTek. These original equipment manufacturers and our system integrator customers combine our switching solutions with other system elements and services for enterprise data centers.

    From our inception in August 1995 through April 1997, our operating activities related primarily to developing our research and development capabilities, building an ASIC design infrastructure, developing, prototyping and testing our SilkWorm products, staffing our administrative, marketing and sales organizations and establishing relationships with original equipment manufacturers. In the third quarter of fiscal year 1997, we commenced volume shipments of our SilkWorm switch. Since our inception we have incurred significant losses and as of July 31, 1999, we had an accumulated deficit of $29.9 million.

    Our revenue is derived primarily from sales of our SilkWorm family of products. We currently sell substantially all of our products through several major original equipment manufacturers. For the nine months ended July 31 1999, revenues from seven customers accounted for 88% of total net revenues. The level of sales to any customer may vary from quarter to quarter however, we expect that significant customer concentration will continue for the foreseeable future. Loss of any one of these customers could have a material adverse impact on Brocade's financial condition or results of operations.

    As noted above, we currently sell a large percentage of our products through several major original equipment manufacturers. The initial evaluation and product qualification cycle with original equipment manufacturers typically takes six to twelve months and includes technical evaluation, integration, testing, product launch planning and execution. Our sales strategy also includes recruiting system integrators with a Fortune 500 data center presence and the technical resources to design, implement and support SANs. To date, our sales have been primarily in the United States. However, we have launched sales and marketing efforts in Europe and have a distributor in Japan.

    Revenue is recognized when products are shipped to customers, unless at the time of shipment product returns cannot be estimated or significant support services are required to successfully launch the customer's products. In the three months ended July 31, 1999, several customers were implementing SANs, including our product, for their end-users for the first time. In addition, several customers were implementing new versions of our product for the first time. Given the recent adoption of the SAN model and Brocade's solution, and because substantial Brocade services are required to support the customer's product launch, the revenue related to shipments to these customers has been deferred pending successful customer product launches. The deferred revenue will be recognized on a customer by customer basis as they successfully complete their product launches. Similarly, revenue is deferred for new products that have not completed the beta test phase. As of July 31, 1999, $6.6 million of revenue was deferred. This deferred revenue consisted principally of revenue associated with shipments of our new SilkWorm 2000 family of products that were made in the three months ended July 31, 1999. It is expected that a portion of this deferred revenue will be recognized in the fourth quarter of fiscal year 1999 and in the first half of fiscal year 2000. We believe that, as the SAN market matures, this revenue deferral method for new customers may not be necessary. We do not provide our customers with product return programs. We do provide a reserve for warranty returns based on warranty history.

    Our average unit selling prices in the three and nine month periods ended July 31, 1999, have decreased from the same periods in the previous fiscal year. We expect continued declines in our average unit selling price due to anticipated increases in per customer sales volume, the impact of competitive pricing pressures, and the introduction of our new SilkWorm 2000 product. However, in the near future, we do not anticipate that our gross margins will be affected by declines in average unit selling prices, due to anticipated product cost reductions.

                                                            Page 10 of 24 pages.

    In July 1998, we outsourced our manufacturing and the majority of our supply chain management operations. Accordingly, a significant portion of our cost of revenues consists of payments to our contract manufacturer, Solectron. We conduct quality assurance, manufacturing engineering, documentation control and repairs at our facility in San Jose, California.

    Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to consultants and outside service providers, prototyping expenses related to the design, development, testing and enhancements of our ASICs and software, and the costs of computer support services. We believe that continued investment in research and development is critical to our strategic product and cost-reduction objectives. As a result, we expect these expenses to increase in absolute dollars in the future.

    Selling and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales, and customer engineering support functions, as well as costs associated with promotional and travel expenses. We believe that continued investment in sales and marketing is critical to our strategy to expand our relationships with leading original equipment manufacturers, to expand our presence in the systems integrator channel, and to maintaining our leadership position in the SAN market. As a result, we expect these expenses to increase in absolute dollars in the future.

    General and administrative expenses consist primarily of salaries and related expenses for executive, finance and human resources personnel, recruiting expenses, professional fees and other corporate expenses. We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business.

    In connection with the grant of certain stock options to employees, we recorded deferred compensation of $5.1 million in the nine months ended July 31, 1999, representing the difference between the deemed value of our common stock for accounting purposes and the option exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholder's equity and amortized ratably over the vesting period of the applicable options. We amortized $280,000 and $1.7 million, respectively during the three and nine months ended July 31, 1999. We will expense the balance ratably over the remainder of the vesting period of the options.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods presented, the percentage of net revenues represented by each line item in Brocade's condensed statements of operations:


                                          PERCENTAGE OF           PERCENTAGE OF
                                          TOTAL REVENUE           TOTAL REVENUE
                                       ------------------       -----------------
                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                             JULY 31,                JULY 31,
                                          1999       1998        1999        1998
                                          ----       ----        ----        ----
Net revenues                               100%       100%        100%        100%
Cost of revenues                            49         95          48          68
                                          ----       ----        ----        ----
 Gross margin                               51          5          52          32
                                          ----       ----        ----        ----

Operating expenses:
     Research and development               21        110          25          60
     Sales and marketing                    18         32          20          20
     General and administrative              5         43           6          17
     Amortization of deferred stock
        compensation                         1          -           4           -
                                          ----       ----        ----        ----
          Total operating expenses          45        184          56          98
                                          ----       ----        ----        ----
Income (loss) from operations                5       (180)         (4)        (65)
Interest income, net                         3          3           2           1
                                          ----       ----        ----        ----
Income (loss) before income taxes            8       (177)         (3)        (64)
Provision for income taxes                   -          -           -           -
                                          ----       ----        ----        ----
Net income (loss)                            8%      (177)%        (3)%       (64)%
                                          ====       ====        ====        ====

                                                            Page 11 of 24 pages.

    Net Revenues. Net revenues increased from $4.6 million for the third quarter of fiscal year 1998 to $20.1 million for the third quarter of fiscal year 1999, and from $18.8 million for the nine months ended July 31, 1998 to $38.6 million for the nine months ended July 31, 1999. These increases were due primarily to increased unit sales of our products through an increased customer base and reflect the ramp-up of sales to significant original equipment manufacturer customers. Net revenues for the nine months ended July 31, 1999 excluded $6.6 million in deferred revenue associated with shipments to new customers and shipments of our new SilkWorm 2000 family of products.

    For the nine months ended July 31 1999, revenues from seven customers accounted for 88% of total net revenues. The level of sales to any customer may vary from quarter to quarter however, we expect that significant customer concentration will continue for the foreseeable future. Loss of any one of these customers could have a material adverse impact on Brocade's financial condition or results of operations.

    Gross Margin. Gross margin as a percentage of net revenues increased from 4.8% for the third quarter of fiscal year 1998 to 50.5% for the third quarter of fiscal year 1999, and from 32.5% for the nine months ended July 31, 1998 to 51.6% for the nine months ended July 31, 1999. These increases were due to lower component and manufacturing costs, the allocation of fixed manufacturing costs over a greater revenue base and a higher percentage of software revenue. In addition, for the three and nine month periods of fiscal year 1998, our gross margins were adversely affected by the write-off of obsolete inventory and the write-off of certain inventory and equipment related to a change in contract manufacturers.

    Research and Development Expenses. Research and development expenses decreased 17% from $5.0 million for the third quarter of fiscal year 1998 to $4.1 million for the third quarter of fiscal year 1999. For the nine months ended July 31, 1999, research and development expenses were $9.8 million, a 14% decrease from $11.3 million for the nine months ended July 31, 1998. These decreases were due primarily to the fact that for the three and nine months ended July 31, 1998, research and development expenses reflect restructuring charges of $0.7 million associated with the cancellation of development and simulation projects.

        Sales and Marketing Expenses. Sales and marketing expenses for the third quarter of fiscal year 1999 increased 156% from the third quarter of fiscal year 1998, and 104% between the comparable nine-month periods. These increases were due to an increase in direct selling costs associated with the increase in net revenues and to the hiring of additional sales and marketing personnel.

        General and Administrative Expenses. General and administrative expenses decreased 50%, from $2.0 million for the third quarter of fiscal year 1998 to $1.0 million for the third quarter of fiscal year 1999, and 26% between the comparable nine-month periods. These decreases were due principally to the fact that fiscal 1998 expenses were impacted by costs related to a fiscal year 1998 third quarter business restructuring, totaling $1.2 million. The decreases were offset, in part, by increased costs associated with increased staffing and other expenses necessary to manage and support our increased scale of operations.

        Amortization of Deferred Compensation. In the first nine months of fiscal year 1999, we recorded total deferred compensation of $5.1 million in connection with stock option grants. We are amortizing this amount over the vesting periods of the applicable options. Resulting amortization expense was $0.3 million for the third quarter of fiscal year 1999 and $1.7 million for the nine months ended July 31, 1999.

        Interest Income, net. Interest income consisted primarily of interest earnings on our cash, cash equivalents and short-term investments. Net interest income increased to $0.6 million for the third quarter of fiscal year 1999 from $0.1 million for the third quarter of fiscal year 1998, and to $0.7 million for the nine months ended July 31, 1999 from $0.3 million for the nine months ended July 31, 1998. These increases were due primarily from interest earned on the funds associated with the closing of our initial public offering in May 1999.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations to date primarily through the sale of preferred stock, for aggregate proceeds of approximately $37 million, capital equipment lease lines and bank debt. Additionally, in May 1999, Brocade raised $65.1 million in its initial public offering.

        Our principal source of liquidity as of July 31, 1999, consisted of $76.3 million in cash, cash equivalents and short-term investments, and our bank credit facility. The credit facility includes a revolving line of credit providing borrowings up to the lesser of $4.0 million or 80% of eligible accounts receivable and an equipment loan agreement providing for financing up to $5.0 million. During the three months ended July 31, 1999 we paid off all debt associated with our credit facility and accordingly as of July 31, 1999, there were no amounts outstanding under the credit facility

        Net cash provided by operating activities was $5.6 million for the nine months ended July 31, 1999 compared to net cash used in operating activities of $10.1 million for the nine months ended July 31, 1998. The change from period to period was due primarily to a decrease in net loss and favorable changes in the balances of operating assets and liabilities, most notably, deferred revenue.

                                                            Page 12 of 24 pages.

        Net cash used in investing activities for the nine months ended July 31, 1999 was $67.8 million compared to net cash provided by investing activities of $12.4 million for the nine months ended July 31, 1998. The period to period change was due mainly to purchases of short investments in the nine months ended July 31, 1999, compared to net maturities and sales of short-term investments in the nine months ended July 31, 1998.

        Net cash provided by financing activities was $62.2 million and $6.6 million for the nine months ended July 31, 1999 and 1998, respectively. For the nine months ended July 31, 1999, the primary source of cash generation from financing activities was the sale of common stock in our initial public offering. This was offset, in part, by repayments of borrowings under our credit facility. For the nine months ended July 31, 1999, the primary source of cash generation from financing activities was net borrowings under our credit facility.

        We believe that our existing cash, cash equivalents and short-term investment balances, credit facility, and cash flow expected to be generated from future operations, will be sufficient to meet our capital requirements at least through the next twelve months, although we could be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. There can be no assurances that additional equity or debt financing, if required, will be available on acceptable terms or at all.

Year 2000 Compliance

    Impact of the Year 2000 Computer Problem. The year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    To date, we have not experienced any year 2000 issues with any of our internal systems or our products, and we do not expect to experience any.

    Our Year 2000 Program. We have based our year 2000 compliance program on the program adopted by the U.S. Government Accounting Office. Our program is divided into six phases; awareness, assessment, renovation, validation, implementation and monitoring. The program covers our information technologies systems, non-information technology systems and embedded technology. We have completed the awareness phase, substantially completed the assessment phase and are starting the renovation phase. We expect to be completed with the implementation phase by the end of our fourth fiscal quarter of 1999.

    State of Readiness of Our Products. We have been testing our existing products for use in the year 2000 and beyond, and believe that using our products as documented should not cause any Year 2000 related issues. While we believe our products are year 2000 compliant, it is impractical for us to test our products in every computer environment or with all available combinations of our products with components supplied by our customers or other third party suppliers. As a result, there may be situations where the combination of our products working with components supplies by other third parties could result in year 2000 issues.

    State of Readiness of Our Internal Systems. Our business may be affected by year 2000 issues related to non-compliant internal systems developed by us or by third-party vendors. We are requesting written assurances from our third-party vendors for all of our material systems that such systems are year 2000 compliant. To date, we have identified one internal system that will require an upgrade to be year 2000 compliant and one enterprise system that utilizes a database system that will require an upgrade to be year 2000 compliant. These upgrades are currently available. In addition, several of our administrative and engineering systems rely on an operating system that will require an upgrade to be year 2000 compliant, which is currently available. Most of our productivity systems and personal computers utilize Microsoft Windows 95 and 98 operating systems and Microsoft NT 4.0. While the Microsoft Windows 95 and 98 environments have available year 2000 upgrades, to date Microsoft has not provided what we consider a usable 2000 upgrade for the NT 4.0 environment. We believe that Microsoft will provide this upgrade in a timely manner to avoid any year 2000 problems. We believe we will be able to implement all available upgrades by the end of our fourth fiscal quarter of 1999. No projects have been deferred due to the year 2000 issue.

                                                            Page 13 of 24 pages.

     State of Readiness of Our Facilities. The operation of our facilities also depends upon the computer-controlled systems of third parties such as suppliers and service providers. We believe that absent a systematic failure outside our control, such as a prolonged loss of electrical or telephone service, year 2000 problems of these third parties will not have a material impact on our operations. Our facilities use limited embedded technology and any failure of that technology is not expected to have a material impact on our operations.

    State of Readiness of Key Third Parties. Our third party suppliers are sensitive to the need to be year 2000 compliant. As part of the assessment phase of our year 2000 program we a requesting written assurance from our third party suppliers that they are year 2000 compliant. Some of our third party suppliers have indicated that they are year 2000 compliant. However, others are in a year 2000 compliance review process. Therefore, at this time, they are not in a position to provide us with year 2000 compliance assurance. If we identify a material year 2000 compliance issue with a third party supplier, we will work with that supplier to resolve the issue or source the parts or services from a supplier that is year 2000 compliant.

    Use of Independent Verification. We have not used external agencies or partners to verify or validate year 2000 readiness. We do not feel that the scope of our program warrants this time and expense.

    Cost. Based on our assessment to date, we do not anticipate that costs associated with remediating our internal systems will exceed $250,000.

    Worst Case Year 2000 Scenario. While it is impossible to evaluate every aspect of year 2000 compliance, we believe our year 2000 worst case scenario would be the failure of a sole or limited source supplier to be year 2000 compliant. The failure of one of these suppliers to be year 2000 compliant could seriously interrupt the flow of materials into the manufacturing process and therefore delay the manufacture and sale of our products. However, due to the general uncertainty inherent in the year 2000 computer problem resulting from the uncertainty of the year 2000 readiness of third party suppliers and vendors, we are unable to determine at this time whether the consequences of year 2000 failures will have a material impact on our business.

    Additional Risks. Any failure by us to make our products year 2000 compliant could result in a decrease in sales of our products, an increase in allocation of resources to address year 2000 problems of our customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by our customers due to such year 2000 problems. Failures of our internal systems could temporarily prevent us from processing orders, issuing invoices, and developing products, and could require us to devote significant resources to correcting such problems.

Recent Accounting Pronouncements

    In December 1998, the AICPA issued SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP No. 98-9"). SOP No. 98-9 amends SOP No. 97-2 and SOP No. 98-4 by extending the deferral of the application of certain provisions of SOP No. 97-2 amended by SOP No. 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP No. 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Brocade has not had significant software sales to date and management does not expect the adoption of SOP No. 98-9 to have a significant impact on Brocade's financial position or results of operations.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which supercedes and amends a number of existing standards and is required to be adopted in fiscal years beginning after June 15, 1999. Because Brocade currently holds no derivative financial instruments and does not currently engage in hedging activities, the adoption of SFAS No. 133 is not expected to have a material impact on Brocade's financial condition or results of operations.

Qualitative and Quantitative Disclosure about Market Risk

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

                                                            Page 14 of 24 pages.

RISK FACTORS

WE HAVE AN ACCUMULATED DEFICIT OF $29.9 MILLION AND EXPECT TO INCUR FUTURE
LOSSES

    We have incurred significant losses since inception. As a result, as of July 31, 1999, we had an accumulated deficit of $29.9 million. Although our revenues have grown in recent quarters and we achieved profitability in the three months ended July 31, 1999, we cannot be certain that we will be able to sustain these growth rates or that we will realize sufficient revenues to maintain profitability. We also expect to incur significant product development, sales and marketing and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

    In addition, Brocade was founded in August 1995 and has a limited operating history. Therefore, we cannot forecast future operating results based on our historical results. We would expect our business, and if our revenues do not meet our projections, operating results and financial condition to be materially adversely affected. We plan our operating expenses based in part on future revenue projections. Our ability to accurately forecast our quarterly revenue is limited because our products have a long sales cycle that makes it difficult to predict the quarter in which sales will occur. This forecasting process is made more difficult because many of our customer agreements provide that customers may delay scheduled delivery dates and cancel orders within specified time frames without significant penalty. Moreover, most of our expenses are fixed in the short term and we may not be able to reduce spending if our revenues are lower than we had projected. If this were to occur we would expect to incur additional losses.

WE EXPECT OUR QUARTERLY REVENUES AND OPERATING RESULTS TO FLUCTUATE FOR A NUMBER OF REASONS WHICH COULD CAUSE OUR STOCK PRICE TO FLUCTUATE

    Our quarterly revenues and operating results have varied significantly in the past and are likely to vary significantly in the future due to a number of factors, any of which may cause our stock price to fluctuate. The primary factors that may affect us include the following:



 -     fluctuations in demand for  SilkWorm family of products and services;

 - the timing of customer orders and product implementations, particularly large orders from and product implementations of our original equipment manufacture customers;

- our ability to develop, introduce, ship and support new products and product enhancements;

-      announcements and new product introductions by our competitors;

- the expected decline in the prices at which we can sell our SilkWorm family of products to our customers;

- our ability to obtain sufficient supplies of sole or limited sourced components, including application specific integrated circuits, or ASICs, gigabit interface converters, or GBICs, and power supplies, for our SilkWorm family of products;

-      increases in the prices of the components we purchase;

- our ability to attain and maintain production volumes and quality levels for our SilkWorm family of products;

- the mix of our SilkWorm and SilkWorm Express switches sold and the mix of distribution channels through which they are sold;

- increased expenses, particularly in connection with our strategy to continue to expand our relationships with key original equipment manufacturers and system integrators;

- widespread adoption of SANs as an alternative to existing data storage and management systems;

- decisions by end-users to reallocate their information resources to other purposes, including year 2000 preparedness; and

- deferrals of customer orders in anticipation of new products, services or product enhancements introduced by us or our competitors.


    Accordingly, you should not rely on the results of any past period as an indication of our future performance. It is likely that in some future period, our revenues and operating results may be below expectations of public market analysts or investors. If this occurs, our stock price may drop.

                                                            Page 15 of 24 pages.

OUR SUCCESS IS DEPENDENT UPON THE DEVELOPMENT OF THE EMERGING MARKET FOR SANS AND SAN SWITCHING PRODUCTS

    Our SilkWorm family of Fibre Channel switching products is used exclusively in storage area networks, or SANs. Accordingly, widespread adoption of SANs as an integral part of data-intensive enterprise computing environments is critical to our future success. In addition, our success depends upon market acceptance of our SAN switching solutions as an alternative to the use of hubs or other interconnect devices in SANs. The market for SANs and SAN switching products have only recently begun to develop and are rapidly evolving. Because these markets are new, it is difficult to predict their potential size or future growth rate. In addition, SANs are often implemented in connection with deployment of new storage systems and servers and we are therefore dependent to some extent on this market. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like SANs. Our success in generating revenue in these emerging markets will depend, among other things, on our ability to educate potential original equipment manufacturers and system integrator customers, as well as potential end-users, about the benefits of SANs and SAN switching technology and our ability to maintain and enhance our relationships with leading original equipment manufacturers and system integrators. In addition, our products are designed to conform to the Fibre Channel interconnect protocol and certain other industry standards. Some of these standards may not be widely adopted, and competing standards may emerge that will be preferred by original equipment manufacturers or end users.

WE CURRENTLY ONLY OFFER OUR SILKWORM PRODUCT FAMILY AND MUST DEVELOP NEW AND ENHANCED PRODUCTS THAT ACHIEVE WIDESPREAD MARKET ACCEPTANCE

    We currently derive substantially all of our revenue from sales of our SilkWorm family of products. We expect that revenue from this product family will continue to account for a substantial portion of our revenue for the foreseeable future. Therefore, widespread market acceptance of these products is critical to our future success. Some of our products have been only recently introduced and therefore, the demand for and market acceptance of our products is uncertain. Factors that may affect the market acceptance of our products include market acceptance of SAN switching products, the performance, price and total cost of ownership of our products, the availability and price of competing products and technologies, and the success and development of our original equipment manufacturers and system integrators. Many of these factors are beyond our control.

    Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and introducing high quality, cost effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. We have new product launches and upgrades to our existing products planned for fiscal year 2000. Our future revenue growth will be dependent on the success of these new product launches. We have in the past experienced delays in product development and such delays may occur in the future. In addition, as we introduce new or enhanced products, we will have to manage successfully the transition from older products in order to minimize disruption in our customers' ordering patterns, avoid excessive levels of older product inventories and ensure that enough supplies of new products can be delivered to meet our customers' demands. Our failure to develop and introduce successfully new products and product enhancements, which are not broadly accepted, would reduce our revenues.

WE DEPEND ON A FEW KEY ORIGINAL EQUIPMENT MANUFACTURER CUSTOMERS AND THE LOSS OF ANY OF THEM COULD SIGNIFICANTLY REDUCE OUR REVENUES

    We depend on a few key original equipment manufacturer customers. For example, in the nine month period ended July 31, 1999 sales to seven customers accounted for 88% of our total revenues. We anticipate that our operating results will continue to depend on sales to a relatively small number of original equipment manufacturers. Therefore, the loss of any of our key original equipment manufacturers, or a significant reduction in sales to these original equipment manufacturers could significantly reduce our revenues.

FAILURE TO EXPAND OUR DISTRIBUTION CHANNELS AND MANAGE OUR DISTRIBUTION RELATIONSHIPS COULD SIGNIFICANTLY REDUCE OUR REVENUES

    Our success will depend on our continuing ability to develop and manage relationships with significant original equipment manufacturers and system integrators, as well as on the sales efforts and success of these customers. Our customers may evaluate our products for up to a year before they begin to market and sell them and assisting those customers through the evaluation process may require significant sales and marketing and management efforts on our part, particularly if we have to qualify our products with multiple customers at the same time. In addition, once our products have been qualified, our agreements with our customers have no minimum purchase commitments. We cannot assure you that we will be able to expand our distribution channels, manage our distribution relationships successfully or that our customers will market our products effectively. Our failure to manage successfully our distribution relationships or the failure of our customers to sell our products could reduce our revenues.

                                                            Page 16 of 24 pages.

THE LOSS OF SOLECTRON CORPORATION, OUR SOLE MANUFACTURER, OR THE FAILURE TO FORECAST ACCURATELY DEMAND FOR OUR PRODUCTS OR MANAGE SUCCESSFULLY OUR RELATIONSHIP WITH SOLECTRON, WOULD NEGATIVELY IMPACT OUR ABILITY TO MANUFACTURE AND SELL OUR PRODUCTS

    Solectron, a third party manufacturer for numerous companies, manufactures all of our products at its Milpitas, California facility on a purchase order basis. We currently do not have a long-term supply contract with Solectron and, therefore, Solectron is not obligated to supply products to us for any specific period, in any specific quantity, except as may be provided in a particular purchase order. We generally place orders with Solectron up to four months prior to scheduled delivery of products to our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Solectron to meet our customers' delivery requirements or we may accumulate excess inventories.

    We plan to regularly introduce new products and product enhancements, which will require that we coordinate our efforts with those of our suppliers and Solectron to rapidly achieve volume production. While we have not, to date, experienced supply problems with Solectron, we have experienced delays in product deliveries from one of our former contract manufacturers. If we should fail to effectively manage our relationships with our suppliers and Solectron, or if Solectron experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, our ability to ship products to our customers could be delayed and commencing volume production is expensive and time consuming. If we are required or choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

WE ARE DEPENDENT ON SOLE SOURCE AND LIMITED SOURCE SUPPLIERS FOR CERTAIN KEY COMPONENTS INCLUDING ASICS AND POWER SUPPLIES

    We currently purchase several key components from single or limited sources. We purchase ASICs and power supplies from single sources, and printed circuit boards and GBICs from limited sources. In addition we license certain software that is incorporated into our Brocade Fabric Operating System from Wind River Systems, Inc. If we are unable to buy these components on a timely basis, we will not be able to manufacture our products. We use a rolling six-month forecast based on anticipated product orders to determine our component requirements. If we overestimate our component requirements, we may have excess inventory, which would increase our costs. If we underestimate our component requirements, we may have an inadequate inventory, which could interrupt our manufacturing. In addition, lead times for materials and components we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. We also may experience shortages of certain components from time to time, which also could delay our manufacturing.

THE COMPETITION IN OUR MARKETS MAY LEAD TO REDUCED SALES OF OUR PRODUCTS, REDUCED PROFITS AND REDUCED MARKET SHARE

    The markets for our SAN switching products are competitive, and are likely to become even more competitive. Increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share or the failure of our products to achieve or maintain market acceptance. Our products face competition from multiple sources. Some of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, or substantially greater resources than we have. As a result, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors.

THE PRICES OF OUR PRODUCTS ARE DECLINING WHICH COULD REDUCE OUR REVENUES AND GROSS MARGINS

   The average unit price of our products continues to decrease. We anticipate that the average unit price of our products may continue to decrease in the future in response to changes in product mix, competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors or other factors. If we are unable to offset these factors by increasing our sales volumes, our revenues will decline. In addition , to maintain our gross margins, we must develop and introduce new products and product enhancements, and we must continue to reduce the manufacturing costs of our products.

UNDETECTED SOFTWARE OR HARDWARE ERRORS COULD INCREASE OUR COSTS AND REDUCE OUR REVENUES

    Networking products frequently contain undetected software or hardware errors when first introduced or as new versions are released. Our products are complex and errors may be found from time to time in our new or enhanced products. In addition, our products are combined with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. Moreover, the occurrence of hardware and software errors, whether caused by our or another vendor's SAN products, could delay or prevent the development of the SAN market.

                                                            Page 17 of 24 pages.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL, WE MAY NOT BE SUCCESSFUL

    Our success depends to a significant degree upon the continued contributions of our key management, engineering and sales and marketing personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on Gregory L. Reyes, our President and Chief Executive Officer, Kumar Malavalli, our Vice President, Technology and Paul R. Bonderson, Jr., our Vice President, Engineering. We do not have employment contracts with, or key person life insurance on, any of our key personnel. We also believe that our success depends to a significant extent on the ability of our management to operate effectively, both individually and as a group. In April 1999, we hired a new Chief Financial Officer, and certain other members of our management team, including Mr. Reyes, have only recently joined us.

    We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, and finance and operations personnel. Competition for these personnel is intense, especially in the San Francisco Bay Area. In particular, we have experienced difficulty in hiring qualified ASIC, software, system and test, and customer support engineers and there can be no assurance that we will be successful in attracting and retaining these individuals. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of and negatively impact our ability to sell our products. In addition, companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We cannot assure you that we will not receive such claims in the future as we seek to hire qualified personnel or that such claims will not result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits.

WE MUST CONTINUE TO IMPROVE OUR OPERATIONAL SYSTEMS AND CONTROLS TO MANAGE FUTURE GROWTH

    We plan to continue to expand our operations significantly to pursue existing and potential marketing opportunities. This growth places a significant demand on our management and our operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis.

WE PLAN TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES SIGNIFICANTLY, WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS

    We plan to expand our international sales activities significantly. In fiscal year 1999 and 2000, we intent to focus on expanding our international sales activities in Western Europe. Our international sales growth in these countries will be limited if we are unable to establish relationships with international distributors, establish additional foreign operations, expand international sales channel management, hire additional personnel and develop relationships with international service providers. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. Our international operations, including our sales activities in Western Europe, are subject to a number of risks, including:

-       supporting multiple languages;

- recruiting sales and technical support personnel with the skills to support our products;

-       increased complexity and costs of managing international operations;

-       protectionist laws and business practices that favor local competition;

-       dependence on local vendors;

-       multiple, conflicting and changing governmental laws and regulations;

-       longer sales cycles;

-       difficulties in collecting accounts receivable;

-       reduced or limited protections of intellectual property rights; and

-       political and economic instability.

    To date, none of our international revenues and costs have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and thus less competitive in foreign markets. A portion of our international revenues will be denominated in foreign currencies in the future, including the Euro, which will subject us to risks associated with fluctuations in those foreign currencies.


                                                            Page 18 of 24 pages.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY WHICH WOULD NEGATIVELY AFFECT OUR ABILITY TO COMPETE

    We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

OTHERS MAY BRING INFRINGEMENT CLAIMS AGAINST US WHICH COULD BE TIME CONSUMING AND EXPENSIVE TO DEFEND

    In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We were previously the subject of a lawsuit alleging infringement of intellectual property rights. Although this dispute was resolved and the lawsuit dismissed, and we are not currently involved in any other intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These claims and any resulting lawsuit could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

 - stop selling, incorporating or using our products or services that use the challenged intellectual property;

- obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; and

-   redesign those products or services that use such technology.

    If we are forced to take any of the foregoing actions, we may be unable to manufacture and sell our products, which would reduce our revenues.

WE ARE THE SUBJECT OF A PENDING LEGAL PROCEEDING

    We have been sued by one of our former contract manufacturers in the Santa Clara County, California Superior Court. We believe that we have strong defenses against the claims alleged in the lawsuit. Accordingly, we intend to defend this suit vigorously. However, the litigation process is inherently uncertain and we may not prevail. Our defense of this litigation, regardless of its eventual outcome, has been, and will likely continue to be, time-consuming, costly and a diversion for our personnel. A failure to prevail could result in us having to pay monetary damages of up to $2.9 million and reimburse the plaintiff for some or all of its attorneys' fees.

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT DILUTE OUR STOCKHOLDERS AND CAUSE US TO INCUR DEBT OR ASSUME CONTINGENT LIABILITIES

    As part of our strategy, we expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our market or enhance our technical capabilities, or that may otherwise offer growth opportunities. While we have no current agreements or negotiations underway, we may buy businesses, products or technologies in the future. In the event of any future purchases, we could:

- issue stock that would dilute our current stockholders' percentage ownership;

-   incur debt; or

-   assume liabilities.

These purchases also involve numerous risks, including:

-   problems combining the purchased operations, technologies or products;

-   unanticipated costs;

- diversion of management's attention from our core business;

- adverse effects on existing business relationships with suppliers and customers;

- risks associated with entering markets in which we have no or limited prior experience; and

-   potential loss of key employees of purchased organizations.

    We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might purchase in the future.

                                                            Page 19 of 24 pages.

OUR FAILURE AND THE FAILURE OF OUR SUPPLIERS AND CUSTOMERS TO BE YEAR 2000 COMPLIANT COULD HARM OUR BUSINESS.

    The year 2000 computer issue creates risks for us. Failure of our products to recognize correctly date information when the year changes to 2000 could result in significant decreases in market acceptance of our products, increases in warranty claims and legal liability for defective software. We have not tested our products in every possible computer environment, and therefore such products may not be fully year 2000 compliant. Year 2000 preparations by our customers could also slow down purchases of our products.

    Our internal year 2000 compliance review is focused on reviewing our internal computer information and security systems for year 2000 compliance, and developing and implementing remedial programs to resolve year 2000 issues in a timely manner. Additionally, we are contacting our third party suppliers and requesting their written assurances that their systems are year 2000 compliant. To date our year 2000 costs have been primarily driven by the cost of our personnel conducting the year 2000 compliance review. We estimate such costs to date are $75,000.

    If our suppliers, vendors, major distributors, and partners fail to correct their year 2000 problems, these failures could result in an interruption in, or a failure of, our normal business activities or operations. If a Year 2000 problem occurs it may be difficult to determine which vendor's products have caused the problem. These failures could interrupt our operations and damage our relationships with our customers. Due to the general uncertainty inherent in the year 2000 problem resulting from the readiness of third-party suppliers and vendors, we are unable to determine at this time whether year 2000 failures harm us.

    We believe our year 2000 worst case scenario would be the failure of a sole or limited source supplier to be year 2000 compliant. The failure of one of these suppliers to be year 2000 compliant could seriously interrupt our manufacturing process, which could substantially reduce our revenues.

    Our customers' purchasing plans could be affected by year 2000 issues if they need to expend significant resources to fix their existing systems. This situation may reduce funds available to purchase our products. Therefore, some customers may wait to purchase our products until after the year 2000, which may reduce our revenue.

OUR PRODUCTS MUST COMPLY WITH EVOLVING INDUSTRY STANDARDS AND GOVERNMENT REGULATIONS

    The market for SAN products is characterized by the need to support industry standards as they emerge, evolve and achieve acceptance. To remain competitive, we must continue to introduce new products and product enhancements that meet these industry standards. All components of the SAN must utilize the same standards in order to operate together. Our products comprise only a part of the entire SAN and we depend on the companies that provide other components of the SAN, many of whom are significantly larger than we are, to support the industry standards as they evolve. The failure of these providers to support these industry standards could adversely affect the market acceptance of our products. In addition, in the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop will also be required to comply with standards established by authorities in various countries. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals or certificates could materially harm our business.

PROVISIONS IN OUR CHARTER DOCUMENTS, CUSTOMER AGREEMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL OF BROCADE AND MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK

    Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

- authorizing the issuance of preferred stock without stockholder approval;

- providing for a classified board of directors with staggered, three-year terms;

- prohibiting cumulative voting in the election of directors;

- requiring super-majority voting to effect certain amendments to our certificate of incorporation and bylaws;

- limiting the persons who may call special meetings of stockholders; and

- prohibiting stockholder action by written consent.

    Certain provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us. Further, our agreement with certain of our customers require us to give prior notice of a change in of control of Brocade and grant certain manufacturing rights following the change of control.

                                                            Page 20 of 24 pages.

OUR STOCK PRICE MAY BE VOLATILE AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE INITIAL PUBLIC OFFERING PRICE

    There has been no public market for our common stock prior to the Brocade's initial public offering in May 1999. The initial public offering price for our common stock was determined through negotiations between the underwriters and us. This initial public offering price may vary from the market price of our common stock after the offering. The market price of the common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

-  actual or anticipated fluctuations in our quarterly results;

-  changes in financial estimates by securities analysts;

-  changes in market valuations of other technology companies;

- announcements by us or our competitors of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

-  losses of major original equipment manufacturer customers;

-  additions or departures of key personnel; and

-  sales of common stock in the future.

    In addition, the stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market and industry fluctuations may cause our stock price to fall regardless of our performance.

OUR BUSINESS MAY BE HARMED BY CLASS ACTION LITIGATION DUE TO STOCK PRICE VOLATILITY

    In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS WHICH WOULD LIMIT OUR ABILITY TO GROW

    We believe that the net proceeds of our initial public offering, credit facilities and cash flow expected to be generated from future operations, will be sufficient to meet our capital requirement at least through the next 12 months. In the event we need to raise additional funds we may not be able to do so on favorable terms, if at all. Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET MAY DEPRESS OUR STOCK PRICE

    Our current stockholders hold a substantial number of shares, which they will be able to sell in the public market in the near future. A large percentage of our outstanding common shares are restricted securities as defined in Rule 144 of the Securities Act of 1933. Sales of a substantial number of shares of our common stock after the restriction periods ends could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The majority of Brocade's operations are based in the U.S. and, accordingly, a majority of our transactions are denominated in U.S. dollars. Our interest income is sensitive to changes in the general level of U.S. interest rates, however, due to the nature of our short-term investments, we have concluded that there is no material market risk exposure.

                                                            Page 21 of 24 pages.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Brocade's former contract manufacturer has filed suit against Brocade, alleging that Brocade is liable for breaching certain contracts with the contract manufacturer. The suit claims damages in excess of $3.0 million plus interest, an unspecified amount of consequential and incidental damages, and costs and attorney's fees. Brocade has filed a cross complaint against the contract manufacturer for various credits Brocade claims on its account with the contract manufacturer. It is management's opinion that any liability on Brocade's account is limited to accrued and unpaid invoices and that this amount is subject to various offsets Brocade claims in its cross-complaint.

    From time to time Brocade is subject to various claims which arise in the ordinary course of business. While management does not believe that the ultimate disposition of these claims will have a material adverse effect on the financial position of Brocade, claims of this nature are subject to inherent uncertainties and thus, there can be no assurance that these claims will be resolved favorably to Brocade.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    In connection with its initial public offering in May of 1999, Brocade filed a Registration Statement on Form S-1, SEC File No. 333-74711 (the "Registration Statement"), which was declared effective by the Commission on May 24, 1999. Pursuant to the Registration Statement, Brocade registered 3,737,500 shares of its common stock, $.001 par value per share, including 487,500 shares sold to the underwriters upon the exercise of their over-allotment option. The aggregate offering price of the shares registered was $71.0 million, $5.0 million of which was applied towards the underwriters discounts and commissions. Other expenses related to the offering were $1.5 million. The net proceeds to Brocade from the sale of common stock in the initial public offering were $65.1 million, including $0.5 million from the exercise of warrants prior to the initial public offering. The managing underwriters of the offering were Morgan Stanley Dean Witter, BT Alex Brown and Dain Rauscher Wessels.

    Brocade used the net proceeds from the offering to reduce it short and long-term debt by $4.0 million and invested the remaining amount in short-term, investment grade, interest-bearing securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    In the quarter ended July 31, 1999, the following matters were submitted to the security holders of Brocade:

a) the adoption of Brocade's 1999 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 200,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase shares of common stock through payroll deductions at 85% of the fair market value of the common stock, as defined in the Purchase Plan.

b) the adoption of Brocade's 1999 Stock Plan (the "1999 Plan"), the combination of Brocade's 1995 Equity Incentive Plan, 1998 Equity Incentive Plan and 1998 Executive Equity Incentive Plan into the 1999 Plan, and the addition of 300,000 newly reserved shares of common stock thereunder. The 1999 Plan provides for the grant of incentive and nonqualified stock options to employees.

c) the adoption of Brocade's 1999 Director Option Plan (the "Director Plan"). The Director Plan provides for the grant of common stock options to non-employee directors. A total of 200,000 shares of common stock have been reserved for issuance under the Director Plan.

The number of stockholders giving their consent was 103, representing 85% of the shares outstanding at the time.

ITEM 5. OTHER INFORMATION

        None

                                                            Page 22 of 24 pages.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS.

   -------------- -----------------------------------------------------------

       27.1       Financial Data Schedule.

----------------------

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by Registrant during the three months ended July 31, 1999.

                                                            Page 23 of 24 pages.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 15, 1999          BROCADE COMMUNICATIONS SYSTEMS, INC.
                                    (Registrant)

                                    /S/ MICHAEL J. BYRD
                                    ------------------------------------------
                                    MICHAEL J. BYRD

                                    Vice President, Finance and
                                    Chief Financial Officer

                                                            Page 24 of 24 pages.

                              INDEX TO EXHIBITS



Exhibit
Number                          Description
-------                         -----------

27.1                            Financial Data Schedule