Form 10-K
period 1999-10-30
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2000-01-31
CIK 1009626

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                                   (MARK ONE)

         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.
                   FOR THE FISCAL YEAR ENDED OCTOBER 30, 1999

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.
        FOR THE TRANSITION PERIOD FROM                TO

                       COMMISSION FILE NUMBER: 000-25601

                            ------------------------

                      BROCADE COMMUNICATIONS SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           77-0409517
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR          (I.R.S. EMPLOYER IDENTIFICATION NO.)
                   ORGANIZATION)

                            ------------------------

                             1901 GUADALUPE PARKWAY
                               SAN JOSE, CA 95131
                                 (408) 542-1500
 (ADDRESS, INCLUDING ZIP CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES AND
                     TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  COMMON STOCK, $.001
                                   PAR VALUE

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $8,845,632,997 as of December 30, 1999, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

     The number of shares outstanding of the Registrant's Common Stock on December 30, 1999 was 53,854,691 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      BROCADE COMMUNICATIONS SYSTEMS, INC.
                                   FORM 10-K

                                     INDEX

                                   PART I
                                                                        PAGE
                                                                         --
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   12
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   12
                                  PART II
Item 5.   Market For Registrant's Common Equity and Related
          Stockholder Matters.........................................   15
Item 6.   Selected Financial Data.....................................   15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results
          of Operations...............................................   18
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   30
Item 8.   Financial Statements and Supplementary Data.................   30
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   49
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   49
Item 11.  Executive Compensation......................................   49
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   49
Item 13.  Certain Relationships and Related Transactions..............   49
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   49
SIGNATURES............................................................   54

                                     PART I

ITEM 1.  BUSINESS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report contains forward-looking statements that relate to future events or future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Although Brocade believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks outlined under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" and elsewhere in this Annual Report. All forward-looking statements included in this document are based on information available to Brocade on the date hereof. Brocade assumes no obligation to update any such forward-looking statements.

OVERVIEW

     Brocade is the leading provider, based on revenue and the number of ports shipped, of Fibre Channel switching solutions for Storage Area Networks ("SANs"), which apply the benefits of a networked approach to the connection of computer storage systems and servers. Our family of SilkWorm switches enables companies to cost-effectively manage growth in their storage capacity requirements, improve the performance between their servers and storage systems and increase the size and scope of their SAN, while allowing them to operate data-intensive applications, such as data backup and restore, and disaster recovery, on the SAN. We sell our SAN switching solutions through leading storage systems and server original equipment manufacturers, including Amdhal, Compaq Computer, CNT, Data General (a division of EMC Corporation), Dell Computer, IBM, Groupe Bull, McDATA Corporation (a division of EMC Corporation), NEC, Network Appliance, Sequent Computer Systems, SGI, Fujitsu/Siemens Computer Systems and StorageTek and through system integrators. These original equipment manufacturers and system integrators combine our switching solutions with other system elements and services for companies' data processing centers.

INDUSTRY BACKGROUND

  Business-Critical Data Storage Requirements

     The last decade has seen an explosion in the volume of business-critical data that is being captured, processed, stored and manipulated in business environments. This has fueled an increase in demand for data storage capacity. Efficient data storage and management is becoming one of the most important aspects of business-critical decision making. Increased reliance on applications ranging from business intelligence and decision support, data warehousing and data mining of large databases, disaster tolerance and recovery, enterprise software, and imaging and graphics have all contributed to this trend. In addition, the development of Web-based business operations and e-commerce in particular, has intensified the demand placed on data centers. Customer interactions over the Web have increased operational focus on the performance, scalability, management and flexibility of systems that use business-critical data. This dependence on data for fundamental business processes by employees, customers and suppliers has greatly increased the number of input and output transactions, or I/Os, required of computer storage systems and servers. In addition, the complexity of enterprise computing and storage is further compounded by the use of multiple incompatible server operating systems, such as the proliferation of Windows NT in traditional UNIX environments. As a result, organizations are being forced to dedicate substantial financial and personnel resources to manage and maintain the distributed storage capabilities of their networks.

  Bottleneck In Storage and Server Connections

     Despite the increased attention and resources which have been devoted to data storage requirements, the technical capabilities of data storage systems have not kept pace with increasing data management demands and with the advancements in other networking technologies. In the 1980s, the near ubiquity of PCs, workstations and servers required broader connectivity, resulting in the development of local and wide area networks to support messaging between computer systems. The data used by computers and servers connected to local and wide area networks are typically located on computer storage systems and servers, which store, process and manipulate data. The adoption of high speed messaging technologies such as gigabit Ethernet and asynchronous transfer mode, or ATM, increased local and wide area network transmission speeds by more than 1,000 times during the 1990s. However, storage-to-server data transmission speeds increased by less than ten times during this period, creating a bottleneck between the local or wide area network and business-critical storage systems and servers.

     Traditionally, distributed systems have linked a single server with a limited number of storage systems in close proximity. The Small Computer Systems Interface, or SCSI, standard was adopted as the I/O interface standard for storage-to-server and server-to-server connections in the 1980s. SCSI is a parallel interface that permits throughput of 20 to 40 megabytes per second. SCSI's throughput limitations have become much more pronounced as local and wide area network transmission technologies have migrated from Ethernet, which transfers data at 10 megabits per second, to gigabit Ethernet, which transfers data at 1,000 megabits per second. In addition, SCSI allows a maximum transmission distance of only 12 meters and supports just 32 devices on a single bus. As a result, SCSI does not adequately support the increasing requirements for speed, scalability and flexibility of today's data-intensive enterprises.

  Introduction and Standardization of Fibre Channel

     In response to the demand for high-speed and high-performance storage-to-server and server-to-server connectivity, the Fibre Channel interconnect protocol, an industry networking standard, was developed in the early 1990s. The Fibre Channel interconnect standard received American National Standards Institute, or ANSI, approval in 1994 and has subsequently earned broad support from industry and independent testing laboratories. Fibre Channel supports large data block transfers at gigabit speeds and is therefore well suited for data transfers between storage systems and servers. It also supports multiple protocols such as SCSI and Internet Protocol, or IP. Furthermore, it provides transmission reliability with guaranteed delivery and transmission distances of up to 10 kilometers. Fibre Channel complements and supports advancements in local and wide area network technologies, such as gigabit Ethernet and ATM, which are not effective for large block data-intensive transfers.

  Advent of the Storage Area Network

     Fibre Channel has enabled the development of a storage area network, or SAN, to meet the requirements of data centers and other data-intensive, distributed computing environments. Similar to local and wide area networks, the SAN applies the distributed computing model to computer storage systems and servers and takes advantage of the inherent benefits of a networked approach. These benefits include the decoupling of computer storage systems and servers, increasing scalability and a higher level of connectivity than currently exists in the SCSI environment. Additionally, the SAN provides high-speed connectivity for data-intensive applications across multiple operating systems, including UNIX and Windows NT. By bringing networking technology into the data processing center, a SAN also provides increased flexibility, fault tolerance, ease of management and lower total cost of ownership. The SAN market is expected to grow substantially as organizations embrace this emerging solution. According to the Gartner Group, an independent industry research company, more than 70% of shared storage in networked environments is projected to be reorganized into SANs by the year 2002. According to Dataquest, an independent research company, the SAN market is currently growing at a compound annual growth rate of 200%.

     The simplest SAN configuration is a loop topology, which is similar to traditional SCSI-based distributed systems and interconnects multiple nodes over a shared Fibre Channel networking device, such as a hub. A

Fibre Channel hub can support up to 126 devices, but the available bandwidth is shared among all the devices, resulting in signal and performance degradation as the number of devices in the loop increases. In addition, loop topologies suffer from limited network management and fault isolation capabilities. For example, when a single device is added to the loop, it will cause the loop to reset, resulting in application disruption. The limitations of shared networks have been addressed in local and wide area network environments by the development of switching technologies that have yielded advancements in performance, scalability, flexibility and management at competitive costs. In order for the SAN model to become more widely adopted in data centers, today's enterprises must be able to connect any device on the network to any other device on the network, or any-to-any connectivity, without performance degradation in order to effectively leverage distributed computer storage systems, servers, workstations and other resources. Guaranteed reliability and availability are vital to the storage, processing and manipulation of business-critical data. Networks require dedicated connections operating at high performance levels to support large data transfer demands. Finally, data processing centers are characterized by a high degree of change that must be supported by a flexible network infrastructure.

THE BROCADE SOLUTION

     Brocade is the leading provider of Fibre Channel SAN switching solutions. We combine advanced switching technologies with our Fibre Channel technology leadership and systems expertise to provide the Brocade Fabric, comprised of Fibre Channel switches, a proprietary switch operating system, management tools, management services and ready-to-deploy configurations. Our products provide an infrastructure backbone that allows our customers to concurrently run multiple applications across the SAN, reducing congestion of local and wide area networks. Our Brocade Fabric helps enterprises cost-effectively manage the growth in storage capacity, improve server-to-storage and server-to-server performance, and increase the size and scope of their SANs, while enabling data-intensive applications, such as reliable backup and restore and disaster recovery. Our solutions have the following key benefits:

     Address the input/output bottleneck. Deployment of SANs based on our Brocade Fabric not only enhances point-to-point bandwidth with Fibre Channel connections, but helps solve the I/O bottleneck between data storage systems and servers. Our SilkWorm family of Fibre Channel switches delivers full-duplex 1 gigabit per second performance at every port. In addition, unlike hubs or other shared devices, our switches are designed to provide any-to-any connectivity and to maintain 1 gigabit per second performance per port as additional devices are added to the SAN. Our superior frame-forwarding capability provides end-users with rapid data retrieval and allows a greater number of user transactions.

     Provide SAN scalability. Our modular Fibre Channel switches, supporting from two to 16 ports per switch, enable incremental growth by interconnecting or cascading multiple switches for hundreds of connections in a fully meshed configuration. Our Brocade Fabric enables companies to grow clusters of high performance servers or provide multiple servers with high bandwidth connections to multiple storage systems. Additionally, Fibre Channel allows connections up to 10 kilometers, enabling companies to interconnect separate SAN clusters or islands into a single SAN.

     Enable SAN applications. The Brocade Fabric creates a SAN backbone for data-intensive applications, enabling organizations to solve complex problems in data processing centers. Our products allow all departments within an organization to share data storage resources despite operating within a computing environment that includes incompatible operating systems sharing storage resources. The Brocade Fabric allows highly flexible configurations and supports a wide range of data traffic, including high throughput and low latency processing. For example, high throughput applications, such as data backup and restore, and disaster recovery can be performed on the SAN, freeing up valuable bandwidth on the local and wide area network and eliminating the need for expensive backup servers. Additionally, companies utilizing the Brocade Fabric for their e-commerce and other low latency transaction processing applications can leverage hundreds of computer storage devices and servers.

     Support a mission-critical data processing center. We have designed our solutions to provide high levels of resiliency and availability with maximum up time for business-critical, data-intensive applications. Our switches have auto-configuration and reconfiguration capabilities that incorporate redundant and alternate data paths for frame forwarding, which enable our Brocade Fabric to be self-healing. They also support up to eight parallel links to other switches. As a result, any cable, port, switch or link failure can be isolated, providing a resilient solution. This increases the availability and up time of the data processing center.

     Enhance SAN management. Our Brocade Fabric Operating System and our network management tools enable our customers to centrally manage storage systems and servers handling business-critical data. Our products deliver a rich set of SAN management information that can be accessed both locally and remotely. Data-intensive connections in the organization can be centrally managed to share resources with other points on the network. All of these factors combine to help organizations reduce the overall costs and increase the efficiency of their data network.

THE BROCADE STRATEGY

     Our objective is to maintain our position as the leading provider of SAN switching solutions. The key elements of our strategy include the following:

     Leverage our SAN switching market leadership. We believe we were the first company to provide a comprehensive Fibre Channel fabric solution and that we are the market leader based upon the number of switch ports shipped. We intend to capitalize on our first mover advantage and in-depth customer and product knowledge. We believe we are well positioned to anticipate the future requirements of the SAN marketplace.

     Capitalize on leadership in Fibre Channel technologies and standards. We have been a leader in the development of Fibre Channel technologies and the implementation of ANSI Fibre Channel standards. Our technology efforts are led by some of the most widely recognized members of the Fibre Channel industry. In addition, our technical personnel have substantial expertise in storage, file system, routing algorithms and network management technologies. We have also provided major contributions to many of the ANSI Fibre Channel standards that have been developed to date. We believe that taking a continued proactive role in this expanding market will enable us to extend our leading market position.

     Leverage core architecture. We are leveraging our core switching expertise, ASIC architectures, Brocade Fabric Operating System and Fibre Channel technology to expand our family of SilkWorm products to address the expanding SAN market. We have been focusing on the workgroup, midrange, and enterprise segments of the SAN market, and intend to leverage our leadership position in these segments to broaden our reach into other segments of the SAN switch market as they emerge. We expect that the demand for SAN switching solutions in entry level applications will increase, particularly as Windows NT-based servers are increasingly used in data processing centers. We have recently introduced products designed to address the specific needs of organizations that use Windows NT-based servers in anticipation of this growth.

     Continue to expand network of original equipment manufacturers and system integrators. We intend to continue to expand our relationships with key computer storage system and server original equipment manufacturers and system integrators, both domestically and abroad. Currently, our major original equipment manufacturer customers include Amdhal, Compaq Computer, CNT, Data General (a division of EMC Corporation), Dell Computer, IBM, Groupe Bull, McDATA Corporation (a division of EMC Corporation), NEC, Network Appliance, Sequent Computer Systems, SGI, Fujitsu/Siemens Computer Systems and StorageTek. These relationships allow us to leverage the systems and services capabilities of these industry-leading original equipment manufacturers. We have also recently entered into relationships with system integrators including Advanced Systems Group, Inc., Berkshire Computer Products, Inc., Ciprico, Compsat Technology, Inc., Cranel, dcVAST, DataDirect Networks, Hitachi Data Systems Canada, Integrated Systems Technologies, Inc., Kanatek Technologies Inc., Kingswell Computer Company, LSI Logic's MetaStor(R) Storage Solutions, Leitch Technology, Midrange Computer Solutions, Open Systems Solutions, Inc., PCC, RAID Power, Rorke, Stonebridge Technologies, StorNet Inc, Sysix Technologies, Tokyo Electron Ltd., Unique Digital, and XIOtech. We expect that our relationships with leading system integrators will allow us to penetrate the market opportunities by leveraging the reach of these distribution channels.

     Develop strategic partnerships. We are building strategic relationships with Fibre Channel component and device vendors and storage management software companies. For example, in November 1999, we entered into a strategic relationship with Veritas Software Corporation to jointly develop technology for centralized management of SANs. By partnering with these organizations, we believe we can enhance SAN applications and interoperability, thereby accelerating the time to market and overall deployment and functionality of our products.

PRODUCTS

     Brocade provides the SilkWorm family of Fibre Channel switches, which creates a switch interconnect, enabling any-to-any connectivity between storage devices and servers. SilkWorm switches can be used individually for server clustering or storage consolidation, or cascaded with other switches to form a powerful networking infrastructure, the Brocade Fabric. Brocade's software solutions provide network administrators with tools to manage the switches and the SAN. Brocade also provides extensive Fabric services, in order to optimize the Brocade Fabric for an enterprise's particular needs. Moreover, Brocade SOLUTIONware provides instructions to enterprises on implementing SANs.

  SilkWorm Family of Switches

     In March 1997, Brocade introduced the Silkworm 1000 family of products, beginning with a configurable 16-port switch, used to connect servers to storage devices to create a SAN. In April 1998, Brocade introduced SilkWorm Express, an eight-port Fibre Channel switch.

     In June 1999, Brocade introduced the SilkWorm 2000 product line that delivers improved reliability, availability, and serviceability. The three products introduced were the SilkWorm 2800, a 16-port fabric switch, the SilkWorm 2400, an 8-port fabric switch, and the SilkWorm 2100, an 8-port loop switch.

     In November 1999, we announced the SilkWorm 2000 entry-level product line. This product line includes the SilkWorm 2010, a managed hub alternative and the SilkWorm 2040 and 2050.

     The SilkWorm family of switches share a common platform designed to provide the following features and benefits:

     - High throughput. Each port delivers a 1-gigabit per second, full-duplex data rate regardless of network connectivity.

     - Hardware-based data path. SilkWorm reduces latency by eliminating software processing from the path of data frames.

     - Management. SilkWorm supports customers' existing management solutions, such as local and wide area networks, SCSI tools and web tools.

     - In-order delivery of data frames. SilkWorm guarantees that frames are delivered to a destination in the same order as received by the switch from the originator.

     - Cut-through frame routing. Frames are sent without waiting for the entire frame or for a response back from its destination, thereby improving bandwidth utilization and minimizing transmission delays.

     - Cascading. SilkWorm may be connected to as many other SilkWorm switches as there are available ports creating in a meshed topology, enabling hundreds of connections and large SANs.

     - Flexible switch buffering. If the destination is busy, data frames are stored by a SilkWorm switch for only as long as is necessary, thereby moving data faster through the switch.

     - Path selection. SilkWorm identifies failures automatically and immediately, and reroutes data to alternate paths, creating a highly resilient network.

     - Registered state change notification. SilkWorm automatically detects changes in configuration and port status to enable quick corrective action.

     - Quickloop software. Software that emulates a loop environment with the benefits of switching.

     - Translative mode. Software that allows the intermixing of loop and fabric devices on the same SAN.

     - Media independent. SilkWorm enables the SAN to support diverse media, including fiber optic connections up to 10 kilometers and copper connections.

     - Auto-configuration. SilkWorm enhances scalability by automatically expanding the SAN as new devices are added or removed without interrupting the operation of the rest of the network. SilkWorm seamlessly incorporates more Brocade switches into the network, thereby increasing aggregate bandwidth as connectivity increases; network services automatically expand without additional system resources.

  Brocade Fabric Operating System

     The SilkWorm family of switches is supported by the Brocade Fabric Operating System. The Brocade Fabric Operating System provides the intelligence for the Brocade Fabric, provides services for the switch hardware, runs the value-added Brocade Fabric services such as name service, which is used to assist discovery of connected devices, monitors the status of the hardware and fabric and notifies the host operating system as devices are added to or removed from the Brocade Fabric.

     The Brocade Fabric Operating System provides a common platform upon which system services can be built. The Brocade Fabric Operating System is layered with well-defined application interfaces, or APIs, that allow third parties, such as data storage and data backup software vendors, to write applications that leverage Brocade's Fabric Operating System. By incorporating API technology, these third party vendors can develop applications, thereby increasing the capabilities of the overall switch fabric solution.

  Fabric Services

     Fabric services are product features that increase the functionality of the SAN. Our current Brocade Fabric Services include zoning and multicasting.

     Brocade Zoning is an add-on software product that allows the creation of multiple logical connectivity groups within a single SAN. By creating a zone, the SAN provides the network with benefits that would otherwise only be possible using multiple SANs. Through zoning, systems that have different operating environments, such as UNIX and Window NT, can be isolated from each other allowing both operating systems to co-exist on a single SAN. Zoning can be used to create functional areas in the fabric and designate closed user groups for greater security and control. Also, zoning facilitates time-sensitive functions, such as creating a temporary zone used to backup storage devices that are members of other zones. Brocade Zoning offers dynamic configuration and an unlimited number of zones. Finally, Brocade Zoning allows devices to be a member of more than one zone thereby increasing flexibility.

     Brocade Multicasting enables up to 32 groups of devices to replicate data in a one-to-one method or in a one-to-many method. By accomplishing this replication through hardware, Brocade is able to maintain high throughput.

  SOLUTIONware

     Brocade's SOLUTIONware is a set of application notes that facilitates the implementation of SAN solutions incorporating products and applications from multiple vendors, including Brocade. These applications notes include specific details including equipment requirements, software specifics, detailed installation instructions and tested application software. This enables original equipment manufacturers and system integrators to replicate high performance solutions. We have delivered over 15 SOLUTIONware application notes covering Brocade Tape Backup and Restore, storage consolidation and business continuance applications for heterogeneous environments.

  Management Tools

     Brocade Web Tools is an add-on software product that helps to remotely manage a SAN of our SilkWorm family of switches via the Internet or intranet. The information technology administrator can log onto a switch from a host with a java-based Web browser. From that switch, the administrator can monitor the status and performance of any switch in the SAN.

SALES AND MARKETING

     Our sales and marketing strategy is focused on an indirect sales model executed through original equipment manufacturers and system integrators. Our distribution channels are supported by a sales and marketing organization comprised of managers, sales representatives and technical and administrative support personnel. Our marketing effort is focused on developing strategic partnerships and relationships with industry analysts, providing customer sales support, managing new product planning and supporting industry standard initiatives.

     Original equipment manufacturers. We have established key relationships with storage systems and server original equipment manufacturers. Each original equipment manufacturer provides installation, service and technical support to its customers while we focus on high-level back-up support. In addition to maintaining and enhancing our relationships with our existing original equipment manufacturer customers, we intend to pursue relationships with additional original equipment manufacturers that may offer products or distribution channels that complement ours. We believe that these relationships allow us to leverage the systems and services capabilities of our original equipment manufacturers.

     System integrators. We continue to develop our system integrator program and have established several relationships within this channel. Revenues from this channel have grown in excess of 10% in the fourth quarter of fiscal 1999 and we believe revenues from this channel may continue to increase significantly in the future. Each system integrator provides installation, service and technical support to its customers, while we focus on integration and technical back-up support. We intend to continue to develop relationships with system integrators who may offer products or distribution channels that complement ours.

     We have entered into relationships with international distributors and integrators and plan to expand our international sales activities significantly. In fiscal 2000, we intend to focus on expanding our international sales activities in Western Europe and Japan.

CUSTOMERS

     Our primary customers are original equipment manufacturers and system integrators. Currently, our major original equipment manufacturer customers include Amdhal, Compaq Computer, CNT, Data General (a division of EMC Corporation), Dell Computer, IBM, Groupe Bull, McDATA Corporation (a division of EMC Corporation), NEC, Network Appliance, Sequent Computer Systems, SGI, Fujitsu/Siemens Computer Systems and StorageTek. Our major system integrators including Advanced Systems Group, Inc., Berkshire Computer Products, Inc., Ciprico, Compsat Technology, Inc., Cranel, dcVAST, DataDirect Networks, Hitachi Data Systems Canada, Integrated Systems Technologies, Inc., Kanatek Technologies Inc., Kingswell Computer Company, LSI Logic's MetaStor(R) Storage Solutions, Leitch Technology, Midrange Computer Solutions, Open Systems Solutions, Inc., PCC, RAID Power, Rorke, Stonebridge Technologies, StorNet Inc, Sysix Technologies, Tokyo Electron Ltd., Unique Digital, and XIOtech.

     Our revenue is derived primarily from sales of our SilkWorm family of products. In fiscal 1997, McData and Sequent each contributed over 10% of our total revenues for a combined total of 94% of total revenues. In fiscal 1998, these same two customers each contributed over 10% of total revenues for a combined total of 83% of total revenues. In fiscal 1999, Compaq, Data General, McData, and Sequent each accounted for 10% or more of total revenues for a combined total of 70%. The level of sales to any customer may vary from quarter to quarter. However, we expect that significant customer concentration will continue for the foreseeable future. The loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on Brocade's financial condition or results of operations.

CUSTOMER SERVICE AND SUPPORT

     Our customer service and support organization provides technical support to our original equipment manufacturers and system integrators, enabling them to provide technical support to their end-users. We prepare our original equipment manufacturer and system integrator customers for product launch through a comprehensive training program. In addition, we employ systems engineers for pre- and post-sales support and technical support engineers for field support. Our original equipment manufacturers and system integrator customers provide primary technical support.

     We have developed an extensive training course for our original equipment manufacturer and system integrator customers. The curriculum includes Fibre Channel architecture, SAN implementation and Brocade product training.

MANUFACTURING

     We currently use a third-party contract manufacturer, Solectron, to manufacture our products. Solectron invoices Brocade based on prices and payment terms agreed to by both parties and set forth in purchase orders issued by Brocade. The pricing takes into account component costs, Solectron's manufacturing costs and margin requirements. Although we use Solectron for final turnkey product assembly, we maintain key component expertise internally. We design and develop the key components of our products, including ASICs and software, as well as certain details in the fabrication and enclosure of our products. In addition, we determine the components that are incorporated in our products and select the appropriate suppliers of the components.

     Although we use standard parts and components for our products where possible, we currently purchase several key components used in the manufacture of our products from single or limited sources. Our principal single source components include ASICs, power supplies and chassis, and our principal limited source components include printed circuit boards and GBICs. In addition, we license certain software from Wind River Systems, Inc. that is incorporated into our Brocade Fabric Operating System.

TECHNOLOGY

  Fibre Channel

     Fibre Channel is an industry-standard, open protocol for server-to-storage and server-to-server connectivity and data-intensive transfers. Fibre Channel combines the high-speed I/O capabilities of a channel technology with the increased functionality of a networking technology to seamlessly connect and transfer data from one device to another.

     Fibre Channel was designed for storage systems and is well suited for SANs. It offers a single network for both server clustering and shared storage. It accommodates both high throughput and low latency dependent traffic required for large block data transfers and inter-processor communication messages. We believe the following characteristics of Fibre Channel make it more suitable for data-intensive and storage related applications than either gigabit Ethernet or ATM, two widely used networking protocols:

     - Fibre Channel has an industry standard interconnect rate of 1 gigabit per second per port that is expected to increase to 2 gigabits per second in 2000 as compared to gigabit Ethernet's, 1 gigabit per second and ATM's 622 megabits per second speeds;

     - Fibre Channel is designed to transmit large packets of information and is therefore well-suited for data-intensive applications as compared to gigabit Ethernet and ATM, which use smaller packets and are designed for smaller but more frequent data transfers;

     - Fibre Channel relies more on hardware than software during data transfers and therefore, is better suited to handle the higher speeds and low latency required during data transfers;

     - In addition to supporting networking protocols including IP, Fibre Channel also supports I/O storage protocols like SCSI;

     - Unlike gigabit Ethernet and ATM, which can lose or drop packets due to congestion, Fibre Channel manages packet flow to ensure delivery; and

     - Fibre Channel relieves each port from the responsibility of station management and instead delegates that responsibility to the interconnect device. Therefore, each Fibre Channel port only has to manage a single point-to-point connection between itself and an interconnect device.

  SilkWorm Architecture

     Brocade is focused on implementing Fibre Channel standards in the Brocade Fabric. We utilize a layered architecture to provide a high performance, flexible, and extensible solution. This architecture is comprised of media interfaces, a switching platform, the Brocade Fabric Operating System and value-added services.

     - Media interfaces. Media interfaces comprise the lowest layer of our architecture. Fibre Channel standards specify numerous media interfaces. The SilkWorm architecture supports removable gigabit copper interfaces up to 13 meters, short wavelength laser interfaces up to 500 meters and long wavelength laser interfaces up to 10 kilometers. Removable media interfaces provide flexible product configurations and simple product maintenance.

     - Switching platform. Our SilkWorm products are based on a central memory time multiplexed switching architecture. The architecture is implemented through the use of highly integrated ASICs. The use of ASIC technology is required to provide the high bandwidth and low latency necessary for Fibre Channel switching to cater to both high throughput and low latency data transfer. The switching architecture is non-blocking and utilizes cut through routing techniques to achieve low latency. The data path of the architecture is completely implemented in hardware and the CPU and operating system are not in the data path.

     - Brocade Fabric Operating System. The architecture of the Brocade Fabric Operating System is highly structured, modular, hardware independent and layered with well-defined interfaces. This extensible architecture is easy to maintain and upgrade with new features. The base operating system is a UNIX-like realtime operating system with extensive libraries and services. The layers of the Brocade Fabric Operating System include hardware drivers, a board level support package, a Fibre Channel layer, services and application program interfaces.

     - Value added services. Value-added services comprise the top layer of our architecture. Brocade value-added services include Brocade Zoning, and multicasting. The Brocade value-added services run on top of the Brocade Fabric Operating System through well-defined application program interfaces.

RESEARCH AND DEVELOPMENT

     We believe that our future success depends on our ability to continue to enhance our existing products and to develop new products that maintain technological competitiveness. We focus our product development activities on solving the needs of SAN users. We work closely with our original equipment manufacturers and system integrators to monitor changes in the market place. We design our products around current industry standards and will continue to support emerging standards that are consistent with our product strategy. During fiscal 1997, 1998 and 1999 our research and development expenses were $7.7 million, $14.7 million and $15.3 million, respectively.

     Our products have been designed around a core system architecture, which facilitates a relatively short product design and development cycle and reduces the time to market for new products and features. We intend to continue to leverage our architecture to develop and introduce additional products and enhancements in the future.

COMPETITION

     Although the competitive environment in the Fibre Channel switching market has yet to develop fully, we anticipate that the current and potential market for our products will be highly competitive, continually evolving and subject to rapid technological change. New SAN products are being introduced by major server and storage providers, and existing products will be continually enhanced. We currently face competition from other manufacturers of SAN switches, including Ancor Communications, Inc. We also face competition from manufacturers of hubs, including Gadzoox Networks, Inc. and Vixel Corporation. In addition, as the market for SAN products grows, we may face competition from traditional networking companies and other manufacturers of networking equipment who may enter the SAN market with their own switching products. It is also possible that customers could develop and introduce products competitive with our product offerings. We believe the competitive factors in this market segment include product performance and features, product reliability, price, ability to meet delivery schedules, customer service and technical support.

     Some of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, and a larger installed base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. In addition, some of our current and potential competitors have already established supplier or joint development relationships with divisions of our current or potential customers. These competitors may be able to leverage their existing relationships to discourage these customers from purchasing additional Brocade products or persuade them to replace our products with their products. Such increased competition may result in price reductions, lower gross margins and loss of our market share. There can be no assurance that we will have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully in the future. There can also be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures will not materially harm our business.

INTELLECTUAL PROPERTY

     We rely on a combination of patents, copyrights, trademarks, and trade secrets, as well as confidentiality agreements and other contractual restrictions with employees and third parties, to establish and protect our proprietary rights. Despite these precautions, there can be no assurance that the measures we undertake will be adequate to protect our proprietary technology, or that they will preclude competitors from independently developing products with functionality or features similar to our products. There can be no assurance that the precautions we take will prevent misappropriation or infringement of our technology. We currently have 2 design patents and 8 pending patent applications in the United States, 5 utility applications and 3 provisional applications, with respect to our technology. However, it is possible that patents may not be issued for these applications. Our issued patents may not adequately protect our technology from infringement or prevent others from claiming that our technology infringes that of third parties. Failure to protect our intellectual property could materially harm our business. In addition, our competitors may independently develop similar or superior technology. It is possible that litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of our resources and could materially harm our business.

     We have received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Infringement or other claims could be asserted or prosecuted against us in the future, and it is possible that past or future assertions or prosecutions could harm our business. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development and release of our products, or require us to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, or at all. For these reasons, infringement claims could materially harm our business.

BACKLOG

     Brocade's order backlog as of October 30, 1999 was approximately $44 million. Sales of Brocade's products are generally made pursuant to standard purchase orders that are cancelable without significant penalties. In addition, purchase orders are subject to price renegotiations and to changes in quantities of products and delivery schedules in order to reflect changes in customers' requirements and manufacturing availability. As a result, a portion of backlog at any given time may never be realized by Brocade. Brocade's business is characterized by short lead time orders and quick delivery schedules. In addition, Brocade's actual shipments depend on the manufacturing capacity of Brocade's suppliers and the availability of products from such suppliers. As a result of the foregoing factors, Brocade does not believe that backlog at any given time is a meaningful indicator of future sales.

EMPLOYEES

     As of October 30, 1999, we had 182 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

     Our principal administrative, sales and marketing, education, customer support and research and development facilities are located in a single office building in San Jose, California. We currently occupy approximately 35,000 square feet of office space in the San Jose facility under the terms of a lease that expires in November 2000. We also lease office space for sales and marketing in Nashua, New Hampshire.

     In December 1999, Brocade entered into an agreement to lease approximately 210,000 square feet of office, laboratory, and administrative space in San Jose, California for its corporate headquarters. The term of the lease agreement is September 1, 2000 through August 31, 2010, and represents a lease commitment of $6.2 million per year to Brocade. Brocade intends to occupy the space in September 2000 and sub-lease any excess space.

ITEM 3.  LEGAL PROCEEDINGS

     Brocade's former contract manufacturer filed a suit against Brocade, alleging that Brocade is liable for breaching certain contracts with the contract manufacturer. The suit claimed damages in excess of $3.0 million plus interest, an unspecified amount of consequential and incidental damages, costs and attorneys' fees. Brocade filed a cross complaint against the contract manufacturer for various credits Brocade claimed on its account with the contract manufacturer. The suit was settled in December 1999. The settlement of this litigation did not have a material impact on Brocade's financial statements.

     Brocade is subject to various claims that arise in the normal course of business. In the opinion of management, the ultimate disposition of these claims will not have a material adverse effect on the financial position of Brocade.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth certain information regarding our executive officers and directors as of December 30, 1999:

NAME                              AGE                        POSITION
----                              ---                        --------
Gregory L. Reyes................  37    President, Chief Executive Officer and Director
Paul R. Bonderson, Jr. .........  47    Vice President, Engineering
Michael J. Byrd.................  39    Vice President, Finance and Chief Financial
                                        Officer
Kumar Malavalli.................  56    Vice President, Technology
Victor M. Rinkle................  46    Vice President, Operations
Charles W. Smith................  38    Vice President, Worldwide Sales
Peter J. Tarrant................  39    Vice President, Marketing and Business Development
Jean Zorzy......................  47    Vice President, Program Management
Seth D. Neiman(1)...............  45    Chairman of the Board
Neal Dempsey(1)(2)..............  58    Director
Mark Leslie(2)..................  53    Director
Larry W. Sonsini................  58    Director

---------------
(1) Member of audit committee.

(2) Member of compensation committee.

     Gregory L. Reyes has served as our President and Chief Executive Officer and a member of our board of directors since July 1998. From January 1995 to November 1997, Mr. Reyes served as Chairman of the board of directors, and from January 1995 to June 1998, served as President and Chief Executive Officer of Wireless Access, Inc., a wireless data communications products company. From January 1991 to January 1995, Mr. Reyes served as Divisional Vice President and general manager of Norand Data Systems, a data collection company. Mr. Reyes also serves as a director of Proxim, Inc., a wireless networking company. Mr. Reyes received a B.S. in Economics and Business Administration from Saint Mary's College in Moraga, California.

     Paul R. Bonderson, Jr. co-founded Brocade in August 1995 and has served as Vice President, Engineering since August 1995. From March 1986 to August 1995, Mr. Bonderson held several engineering positions at Sun Microsystems, Inc., most recently as Director of Engineering. Mr. Bonderson received a B.S. in Electrical Engineering from California Polytechnic State University, San Luis Obispo.

     Michael J. Byrd joined Brocade in April 1999 and became our Vice President, Finance and Chief Financial Officer effective May 3, 1999. From February 1994 to April 1999, Mr. Byrd served as Vice President, Finance and Chief Financial Officer of Maxim Integrated Products, Inc., a designer, developer and manufacturer of linear and mixed-signal integrated circuits. From 1982 to 1994, Mr. Byrd held various positions at Ernst & Young, most recently as Partner. Mr. Byrd received a B.S. in Business Administration from California Polytechnic State University, San Luis Obispo.

     Kumar Malavalli co-founded Brocade in August 1995 and has served as our Vice President, Technology since October 1995. From July 1993 to October 1995, Mr. Malavalli served as Manager of Architecture and Standards in the Canadian Network Operation at Hewlett-Packard Company. Mr. Malavalli was a member of the industry team that originated the Fibre Channel architecture, has helped guide the technology through the industry standards committees and currently chairs the ANSI T11 Technical Committee, which oversees all standards related to the development of Fibre Channel. From 1993 to 1999, Mr. Malavalli was the chairman of the Fibre Channel Association Technical Committee. Mr. Malavalli received both a B.S. in Physics and Mathematics and a B.S. in Electrical Engineering from the University of Mysore, India.

     Victor M. Rinkle has served as our Vice President, Operations since January 1998. From April 1989 to December 1997, Mr. Rinkle held several managerial positions at Apple Computer, Inc., most recently as Vice

President, Global Supply Base Management. Mr. Rinkle received a B.B.A. in Marketing and Production Logistics from the University of Houston.

     Charles W. Smith has served as our Vice President, Worldwide Sales since February 1997. From June 1996 to February 1997, Mr. Smith served as Director, Corporate Account Sales at IBM. From July 1990 to February 1996, Mr. Smith held various senior sales management positions at Conner Peripherals, Inc., a storage solutions company, most recently as Vice President, US Sales, Western Region. Mr. Smith received an A.S. in Aeronautics and Business from the College of San Mateo and a B.S. in Business Management from San Jose State University.

     Peter J. Tarrant has served as our Vice President, Marketing and Business Development since December 1997. From October 1994 to December 1997, Mr. Tarrant served as Vice President, Product Management and Vice President, Business Development at Bay Networks, Inc., a computer networking company. From April 1990 to October 1994, Mr. Tarrant held several product management positions at SynOptics, a predecessor of Bay Networks, Inc. most recently as Director, Product Management. Mr. Tarrant received a B.Sc. in Electronic Engineering from the University of Southampton, United Kingdom.

     Jean E. Zorzy has served as our Vice President, Program Management since May 1999. From February 1998 to May 1999, Ms. Zorzy served as our Director of Supplier Management. From July 1986 to February 1998, Ms. Zorzy held several positions at Apple Computer, most recently as Director, External Operations. Ms. Zorzy received a B.A. in Psychology from American University in Washington, D.C. and an M.B.A. from San Jose State University.

     Seth D. Neiman has served as Chairman of the board of directors of Brocade since August 1995. Mr. Neiman formerly served as our Chief Executive Officer from August 1995 to June 1996. Since August 1994, Mr. Neiman has held various positions at Crosspoint Venture Partners, a venture capital firm, and has been a partner of Crosspoint since January 1996. From September 1991 to July 1994, Mr. Neiman was Vice President of Engineering at Coactive Networks, a local area networks company. Mr. Neiman also serves on the boards of directors and compensation committees of numerous private companies. Mr. Neiman received a B.A. in Philosophy from Ohio State University.

     Neal Dempsey has served as a director of Brocade since December 1996. Since May 1989, Mr. Dempsey has been a General Partner of Bay Partners, a venture capital firm. Mr. Dempsey also serves on the boards of directors and compensation committees of numerous private companies. Mr. Dempsey received a B.A. in Business from the University of Washington.

     Mark Leslie has served as a director of Brocade since January 1999. Mr. Leslie has served as the Chief Executive Officer and a member of the board of directors of VERITAS Software Corporation, a storage management software company, since February 1990. Mr. Leslie also serves on the board of directors of Versant Object Technology, as well as on the board of directors of a private company. Mr. Leslie received a B.A. in Physics and Mathematics from New York University.

     Larry W. Sonsini has served as a director of Brocade since January 1999. Mr. Sonsini has been a partner of the law firm of Wilson Sonsini Goodrich & Rosati, P.C., since 1973 and is currently the Chairman of the Executive Committee of the firm. Mr. Sonsini serves on numerous advisory boards and committees, including the SEC's Advisory Committee on Capital Formation and Regulatory Processes, the ABA Committee on Federal Regulation of Securities and the Legal Advisory Committee to the Board of Governors, New York Stock Exchange. Mr. Sonsini serves on the boards of directors of Novell, Inc., Lattice Semiconductor Corporation and Pixar Animation Studios, as well as on the boards of directors of several private companies. Mr. Sonsini received an A.B. from the University of California, Berkeley and an L.L.B. from Boalt Hall School of Law, University of California, Berkeley.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Brocade's common stock has been quoted on the Nasdaq National Market under the symbol "BRCD" since our initial public offering on May 24, 1999. Prior to this time, there was no public market for our stock. See "Item 6. -- Selected Financial Data" for the high and low closing sales prices per share of our common stock as reported on the Nasdaq National Market, for the periods indicated.

     We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. At October 30, 1999, there were approximately 292 stockholders of record of Brocade's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with our financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial information appearing elsewhere in this Annual Report. The statement of operations data set forth below for each of the years in the three-year period ended October 31, 1999 and the balance sheet data as of October 31, 1998 and 1999 are derived from, and qualified by reference to, our audited financial statements appearing elsewhere in this Annual Report. The statement of operations data for the period from inception on August 24, 1995 to October 31, 1995 and for the year ended October 31, 1996 and the balance sheet data as of October 31, 1995, 1996 and 1997 are derived from audited financial statements not included herein.

                                                                     YEAR ENDED OCTOBER 31,
                                                         ----------------------------------------------
                                                         1995     1996      1997       1998      1999
                                                         -----   -------   -------   --------   -------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues...........................................  $  --   $    --   $ 8,482   $ 24,246   $68,692
Cost of revenues.......................................     --        --     6,682     15,759    33,497
                                                         -----   -------   -------   --------   -------
  Gross margin.........................................     --        --     1,800      8,487    35,195
                                                         -----   -------   -------   --------   -------
Operating expenses:
  Research and development.............................    124     3,091     7,666     14,744    15,267
  Sales and marketing..................................     --       152     2,112      5,154    13,288
  General and administrative...........................     52       575     1,464      3,813     3,849
  Amortization of deferred compensation................     --        --        --          7     1,937
                                                         -----   -------   -------   --------   -------
    Total operating expenses...........................    176     3,818    11,242     23,718    34,341
Income (loss) from operations..........................   (176)   (3,818)   (9,442)   (15,231)      854
Interest income (expense), net.........................     10      (116)     (177)       120     1,737
                                                         -----   -------   -------   --------   -------
Income (loss) before provision for income taxes........   (166)   (3,934)   (9,619)   (15,111)    2,591
Provision for income taxes.............................     --        --        --         --       106
                                                         -----   -------   -------   --------   -------
Net income (loss)......................................  $(166)  $(3,934)  $(9,619)  $(15,111)  $ 2,485
                                                         =====   =======   =======   ========   =======
Basic net income (loss) per share......................  $  --   $ (4.75)  $ (2.41)  $  (2.22)  $  0.10
                                                         =====   =======   =======   ========   =======
Diluted net income (loss) per share....................  $  --   $ (4.75)  $ (2.41)  $  (2.22)  $  0.05
                                                         =====   =======   =======   ========   =======
Shares used in computing basic net income (loss) per
  share................................................     --       828     3,994      6,800    26,094
                                                         =====   =======   =======   ========   =======
Shares used in computing diluted net income (loss) per
  share................................................     --       828     3,994      6,800    51,146
                                                         =====   =======   =======   ========   =======
Pro forma basic net income (loss) per share
  (unaudited)..........................................                              $  (0.42)  $  0.06
                                                                                     ========   =======
Pro forma diluted net income (loss) per share
  (unaudited)..........................................                              $  (0.42)  $  0.05
                                                                                     ========   =======
Shares used in computing pro forma basic net income
  (loss) per share (unaudited).........................                                35,830    43,074
                                                                                     ========   =======
Shares used in computing pro forma diluted net income
  (loss) per share (unaudited).........................                                35,830    51,146
                                                                                     ========   =======

                                                                AS OF OCTOBER 31,
                                              -----------------------------------------------------
                                               1995      1996        1997        1998        1999
                                              ------    -------    --------    --------    --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
investments.................................  $1,168    $   700    $ 18,472    $ 10,420    $ 89,305
Working capital.............................     922        104      15,334       5,276      79,295
Total assets................................   1,549      2,605      26,100      21,301     117,280
Long-term portion of debt and capital lease
  obligations...............................      --        874       1,954       2,209          42
Redeemable convertible preferred stock......   1,411      4,613      30,359      35,261          --
Total stockholders' equity (deficit)........    (166)    (3,957)    (13,458)    (27,355)     84,206

Note: all references to earnings per share and the number of common shares have been retroactively restated to reflect a two-for-one stock split, effected on December 3, 1999.

Note: Brocade changed its fiscal year end to the last Saturday in October beginning with the fiscal year ended October 30, 1999. For presentation purposes, our fiscal year end is referred to as October 31, 1999. This change did not have a material impact on Brocade's financial statements.

                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
QUARTERLY DATA:
YEAR ENDED OCTOBER 31, 1998
Net revenues........................................  $ 7,850    $ 6,420    $ 4,569    $ 5,407
Gross margin........................................    3,153      2,748        218      2,368
Loss from operations................................   (1,398)    (2,635)    (8,221)    (2,977)
Net loss............................................  $(1,355)   $(2,515)   $(8,107)   $(3,134)
Per share amounts:
  Basic.............................................  $ (0.26)   $ (0.40)   $ (1.23)   $ (0.43)
  Diluted...........................................  $ (0.26)   $ (0.40)   $ (1.23)   $ (0.43)
Shares used in computing per share amounts:
  Basic.............................................    5,140      6,284      6,616      7,284
  Diluted...........................................    5,140      6,284      6,616      7,284
Stock prices:
  High..............................................      N/A        N/A        N/A        N/A
  Low...............................................      N/A        N/A        N/A        N/A

YEAR ENDED OCTOBER 31, 1999
Net revenues........................................  $ 8,007    $10,540    $20,051    $30,094
Gross margin........................................    4,686      5,103     10,130     15,276
Income (loss) from operations.......................   (1,846)      (877)     1,011      2,566
Net income (loss)...................................   (1,839)      (848)     1,611      3,561
Per share amounts:
  Basic.............................................  $ (0.21)   $ (0.08)   $  0.05    $  0.07
  Diluted...........................................  $ (0.21)   $ (0.08)   $  0.03    $  0.06
Shares used in computing per share amounts:
  Basic.............................................    8,698     10,330     35,672     49,672
  Diluted...........................................    8,698     10,330     55,014     58,282
Stock prices:
  High..............................................      N/A        N/A    $ 64.50    $142.50
  Low...............................................      N/A        N/A    $ 22.63      49.09

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the selected financial data in Item 6 of this Annual Report and Brocade's financial statements and notes thereto in Item 8 of this annual report.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This discussion contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks outlined under "Risk Factors" and elsewhere in this annual report. All forward-looking statements included in this document are based on information available to Brocade on the date hereof. Brocade assumes no obligation to update any such forward-looking statements.

OVERVIEW

     Brocade is a leading provider of switching solutions for Storage Area Networks ("SANs"). We sell our SAN switching solutions through leading storage systems and server original equipment manufacturers, including Amdhal, Compaq Computer, CNT, Data General (a division of EMC Corporation), Dell Computer, IBM, Groupe Bull, McDATA Corporation (a division of EMC Corporation), NEC, Network Appliance, Sequent Computer Systems, SGI, Fujitsu/Siemens Computer Systems and StorageTek and through system integrators. These original equipment manufacturers and our system integrator customers combine our switching solutions with other system elements and services for enterprise data centers.

     Our revenue is derived primarily from sales of our SilkWorm family of products. In fiscal 1997, McData and Sequent each contributed over 10% of our total revenues for a combined total of 94% of total revenues. In fiscal 1998, these same two customers each contributed over 10% of total revenues for a combined total of 83% of total revenues. In fiscal 1999, Compaq, Data General, McData, and Sequent each accounted for 10% or more of total revenues for a combined total of 70%. The level of sales to any customer may vary from quarter to quarter. However, we expect that significant customer concentration will continue for the foreseeable future. The loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on Brocade's financial condition or results of operations.

     As noted above, we currently sell a large percentage of our products through several major original equipment manufacturers. The initial evaluation and product qualification cycle with original equipment manufacturers typically takes six to twelve months and includes technical evaluation, integration, testing, product launch planning and execution. Our sales strategy also includes recruiting system integrators with a Fortune 500 data center presence and the technical resources to design, implement and support SANs. To date, substantially all of our sales have been in the United States. However, we have launched sales and marketing efforts in Western Europe and Japan.

     Revenue is recognized when products are shipped to customers, unless at the time of shipment product returns cannot be estimated or significant support services are required to successfully launch the customer's products. As of October 31, 1999, several of our customers were implementing SAN solutions, including our product, for their end-users for the first time. In addition, several customers were implementing our new SilkWorm 2000 family of products for the first time. Given the recent adoption of the SAN model and Brocade's solution and because substantial Brocade services are required to support the customer's product launches, the revenue related to shipments to these customers has been deferred pending successful customer product launches. The deferred revenue will be recognized on a customer-by-customer basis as each customer successfully completes its product launch. Similarly, revenue is deferred for new products that have not completed the beta test phase. As of October 31, 1999, $7.7 million of revenue was deferred and consisted principally of revenue associated with shipments of our new SilkWorm 2000 family of products made in the fourth quarter of fiscal 1999. It is expected that this deferred revenue will be recognized in the first and second quarters of fiscal year 2000 as customers begin volume shipments of these solutions that incorporate the Brocade SilkWorm 2000 family of products. We believe that, as the SAN market matures, this revenue deferral method for new customers may not be necessary.

     Between fiscal 1998 and fiscal 1999 our average unit-selling price decreased. We expect continued declines in our average unit selling price due to anticipated increases in per customer sales volume, the impact of competitive pricing pressures and new product introductions. However, in the near future, we do not anticipate that our gross margins will be affected by declines in average unit selling prices due to anticipated product cost reductions.

     In July 1998, we outsourced our manufacturing and the majority of our supply chain management operations. Accordingly, a significant portion of our cost of revenues consists of payments to our contract manufacturer, Solectron Corporation. We conduct quality assurance, manufacturing engineering, documentation control and repairs at our facility in San Jose, California.

     Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to consultants and outside service providers, prototyping expenses related to the design, development, testing and enhancements of our ASICs and software and the costs of computer support services. We believe that continued investment in research and development is critical to our strategic product and cost-reduction objectives. As a result, we expect these expenses to increase in absolute dollars in the future.

     Selling and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer engineering support functions, as well as costs associated with promotional and travel expenses. We believe that continued investment in sales and marketing is critical to the success of our strategy to expand our relationships with leading original equipment manufacturers, to expand our presence in the system integration channel, and to maintaining our leadership position in the SAN market. As a result, we expect these expenses to increase in absolute dollars in the future.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance and human resources personnel, recruiting expenses, professional fees and other corporate expenses. We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business.

     In connection with the grant of certain stock options to employees, we recorded deferred compensation of $307,000 and $5.1 million during fiscal 1998 and 1999, respectively, representing the difference between the deemed value of our common stock for accounting purposes and the option exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options. We amortized $1.9 million of deferred compensation during the year ended October 31, 1999. We will expense the balance ratably over the remainder of the vesting period of the options. See note 7 to our financial statements.

     As of October 31, 1999, we had operating loss carryforwards of approximately $44.0 million for federal income tax purposes and $14.7 million for state tax purposes. The federal net operating loss carryforwards expire on various dates between 2010 and 2019, and the state net operating loss carryforwards will begin to expire in 2003. We have provided a full valuation allowance against our deferred tax assets, consisting primarily of net operating loss carryforwards, because of the uncertainty regarding their realization.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.

                                                              YEAR ENDED OCTOBER 31,
                                                              -----------------------
                                                              1997     1998     1999
                                                              -----    -----    -----
Net revenues................................................   100%     100%     100%
Cost of revenues............................................    79       65       49
                                                              ----      ---      ---
  Gross margin..............................................    21       35       51
                                                              ----      ---      ---
Operating expenses:
  Research and development..................................    90       61       22
  Sales and marketing.......................................    25       21       19
  General and administrative................................    17       16        6
  Amortization of deferred compensation.....................    --       --        3
                                                              ----      ---      ---
     Total operating expenses...............................   132       98       50
                                                              ----      ---      ---
Income (loss) from operations...............................  (111)     (63)       1
Interest income (expense), net..............................    (2)       1        3
                                                              ----      ---      ---
Income (loss) before provision for income taxes.............  (113)     (62)       4
                                                              ----      ---      ---
Provision for income taxes..................................    --       --       --
                                                              ----      ---      ---
Net income (loss)...........................................  (113)%    (62)%      4%
                                                              ====      ===      ===

     Revenues. We shipped our first commercial product in the second quarter of fiscal 1997, generating revenues of $8.5 million for the year ended October 31, 1997. Net revenues increased by 185% to $24.2 million in fiscal 1998 and by 183% to $68.7 million in fiscal 1999. The increase in net revenues from fiscal 1997 to fiscal 1998 reflects an increase in sales to a significant original equipment manufacturer customer and the introduction of the SilkWorm Express product. The increase in net revenues from fiscal 1998 to fiscal 1999 was due to increased unit shipments of our SilkWorm 1000 family of products to an increasing customer base, an increase in sales to several significant original equipment manufacturer customers and increased sales in the system integrator channel. Net revenues for the year ended October 31, 1999 exclude $7.7 million in deferred revenue associated with shipments to new customers and shipments of our new SilkWorm 2000 family of products. In fiscal 1999, revenues from four customers accounted for 70% of total net revenues. The level of sales to any customer may vary from quarter to quarter; however, we expect that significant customer concentration will continue for the foreseeable future.

     Gross margin. Gross margin increased from $1.8 million or 21.3% of net revenues in fiscal 1997, to $8.5 million or 35.0% in fiscal 1998, and to $35.2 million or 51.2% in fiscal 1999. The increase from fiscal 1997 to fiscal 1998 was due to lower component and manufacturing costs, and the allocation of fixed manufacturing costs over a greater revenue base. In addition, beginning in fiscal 1998, gross margins increased as a result of the decision to outsource all manufacturing activities during the year. The increase in gross margin from fiscal 1998 to fiscal 1999 was due to lower component and manufacturing costs and the allocation of fixed manufacturing costs over a greater revenue base. In addition, for fiscal 1998, gross margin was adversely affected by the write-off of obsolete inventory and the write-off of certain inventory and equipment related to a change in contract manufacturers.

     Research and development expenses. Research and development expenses increased from $7.7 million in fiscal 1997, to $14.7 million in fiscal 1998 and to $15.3 million in fiscal 1999. These increases reflect significant research and development efforts required to bring the SilkWorm family of products to the marketplace. The increase in fiscal 1998 expenses also reflects restructuring costs associated with the cancellation of new product development and simulation projects.

     Sales and marketing expenses. Sales and marketing expenses increased from $2.1 million in fiscal 1997, to $5.2 million in fiscal 1998, and to $13.3 million in fiscal 1999. The increases reflect the hiring of additional sales and marketing personnel and increased direct selling expenses associated with increased revenues.

     General and administrative expenses. General and administrative expenses increased from $1.5 million for fiscal 1997, to $3.8 million for fiscal 1998 and fiscal 1999. The increase from fiscal 1997 to fiscal 1998 was primarily due to increased staffing and associated expenses necessary to manage and support our increased scale of operations. Fiscal 1998 expenses were also affected by costs related to a business restructuring which totaled $1.2 million, primarily related to the termination of employees. Fiscal 1999 expenses reflect costs associated with increased staffing and other expenses necessary to manage and support our increased scale of operations.

     Amortization of deferred compensation. During fiscal 1998 and 1999 we recorded deferred compensation of $307,000 and $5.1 million, respectively, in connection with stock option grants. Deferred compensation is amortized over vesting periods of the applicable options, resulting in amortization expense of $7,000 and $1.9 million in fiscal 1998 and 1999, respectively.

     Interest income, net. Net interest income increased from $120,000 in fiscal year 1998 to $1.7 million in fiscal 1999 due to interest earned on the funds associated with the closing of our initial public offering in May 1999.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations to date primarily through the sale of preferred stock, capital equipment lease lines, bank debt and, in May 1999, we raised $66.0 million in our initial public offering. Our principal sources of liquidity as of October 31, 1999 consisted of $89.3 million in cash, cash equivalents and short-term investments.

     During fiscal 1997, cash used in operating activities was $7.3 million compared to $11.6 million in fiscal 1998. In fiscal 1999, we generated $16.5 million in cash from operations. The increase in cash used in operations in fiscal 1998 reflects the increased working capital required to fund expanding operations and increases in inventories and accounts receivable. The cash provided by operating activities in fiscal 1999 reflects net income of $2.5 million in fiscal 1999 compared to a net loss of $15.1 million in fiscal 1998, plus favorable changes in the balances of operating assets and liabilities.

     Net cash provided by investing activities for fiscal 1998 was $12.1 million compared to net cash used in investing activities of $19.3 million for fiscal 1997. The period to period change was due mainly to sales of short-term investments during fiscal 1998. Net cash used in investing activities for fiscal 1999 was $67.1 million compared to net cash provided by investing activities of $12.1 million for fiscal 1998. The period to period change was due mainly to the purchases of short-term investments during fiscal 1999.

     Net cash provided by financing activities was $28.5 million, $7.3 million and $65.7 million for fiscal 1997, 1998 and 1999, respectively. The primary source of cash generated from financing for fiscal 1997 related to the issuance of redeemable convertible preferred stock and warrants. For fiscal 1998, the primary source of cash generation from financing related to the issuance of redeemable convertible preferred stock and warrants, proceeds from the issuance of notes payable, and borrowings under a credit facility. During fiscal 1999, the primary source of cash generation from financing activities was the sale of common stock in our initial public offering.

     We believe that our existing cash, cash equivalents and short-term investment balances and cash flow expected to be generated from future operations, will be sufficient to meet our capital requirements at least through the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. There can be no assurances that additional equity or debt financing, if required, will be available on acceptable terms or at all.

     In December 1999, Brocade entered into an agreement to lease approximately 210,000 square feet of office, laboratory, and administrative space in San Jose, California. The term of the lease agreement is September 1, 2000 through August 31, 2010, and represents a lease commitment of $6.2 million per year to Brocade. Brocade intends to occupy the space in September 2000 and sub-lease any excess space. In conjunction with entering into the lease agreement, Brocade signed an unconditional, irrevocable letter of credit for $6.2 million as security for the lease. In connection with our occupation of this building, Brocade intends to make significant tenant improvement. Brocade intends to finance these tenant improvements and the lease commitment with internally generated funds.

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

     To date, we have not experienced any year 2000 issues with any of our internal systems or our products, and we do not expect to experience any in the future. To date, we have not experienced any year 2000 issues related to any of our key third party suppliers and customers nor do we expect to experience any in the future. Costs associated with remediating our internal systems were not material.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1998, the AICPA issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," ("SOP 98-9"). SOP 98-9 amends SOP 97-2 and SOP 98-4 by extending the deferral of the application of certain provisions of SOP 97-2 amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Brocade has not had significant software sales to date and management does not expect the adoption of SOP 98-9 to have a significant effect on the financial condition or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement is effective for fiscal years commencing after June 15, 2000. Brocade does not believe that SFAS 133 will have a material impact on earnings or financial condition.

RISK FACTORS

WE HAVE AN ACCUMULATED DEFICIT OF $26.3 MILLION AND MAY NOT MAINTAIN
PROFITABILITY

     We have incurred significant losses since our inception. As a result, as of October 31, 1999, we had an accumulated deficit of $26.3 million. Although our revenues have grown in recent quarters, and we achieved profitability in our third and fourth quarters of fiscal 1999, we cannot be certain that we will be able to sustain these growth rates or that we will realize sufficient revenues to maintain profitability. We expect to incur significant product development, sales and marketing and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

     In addition, we have a limited operating history. Therefore, we cannot forecast future operating results based on our historical results. We plan our operating expenses based in part on future revenue projections. Our ability to accurately forecast our quarterly revenue is limited for the reasons discussed below in "-- We Expect Our Quarterly Revenues and Operating Results to Fluctuate for a Number of Reasons Which Could Cause Our Stock Price to Fluctuate." Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in our revenues. If this were to occur, we would expect to incur significant losses.

WE EXPECT OUR QUARTERLY REVENUES AND OPERATING RESULTS TO FLUCTUATE FOR A NUMBER OF REASONS WHICH COULD CAUSE OUR STOCK PRICE TO FLUCTUATE

     Our quarterly revenues and operating results have varied significantly in the past and are likely to vary significantly in the future due to a number of factors, any of which may cause our stock price to fluctuate. The primary factors that may affect us include the following:

     - fluctuations in demand for our SilkWorm family of products and services;

     - the timing of customer orders and product implementations, particularly large orders from and product implementations of our original equipment manufacturer customers;

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

     Accordingly, you should not rely on the results of any past periods as an indication of our future performance. It is likely that in some future period, our operating results may be below expectations of public market analysts or investors. If this occurs, our stock price may drop.

OUR SUCCESS IS DEPENDENT UPON THE DEVELOPMENT OF THE EMERGING MARKET FOR SANS AND SAN SWITCHING PRODUCTS

     Our SilkWorm family of Fibre Channel switching products is used exclusively in storage area networks, or SANs. Accordingly, widespread adoption of SANs as an integral part of data-intensive enterprise computing environments is critical to our future success. In addition, our success depends upon market acceptance of our SAN switching solutions as an alternative to the use of hubs or other interconnect devices in SANs. The markets for SANs and SAN switching products have only recently begun to develop and are rapidly evolving. Because these markets are new, it is difficult to predict their potential size or future growth rate. In addition, SANs are often implemented in connection with deployment of new storage systems and servers and we are therefore dependent to some extent on this market. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like SANs. Our success in generating revenue in these emerging markets will depend, among other things, on our ability to educate potential original equipment manufacturers and system integrator customers, as well as potential end-users, about the benefits of SANs and SAN switching technology and our ability to maintain and enhance our relationships with leading original equipment manufacturers and system integrators. In addition, our products are designed to conform to the Fibre Channel interconnect protocol and certain other industry standards. Some of these standards may not be widely adopted, and competing standards may emerge that will be preferred by original equipment manufacturers or end-users.

WE CURRENTLY ONLY OFFER OUR SILKWORM PRODUCT FAMILY AND MUST DEVELOP NEW AND ENHANCED PRODUCTS THAT ACHIEVE WIDESPREAD MARKET ACCEPTANCE

     We currently derive substantially all of our revenues from sales of our SilkWorm family of products. We expect that revenue from this product family will continue to account for a substantial portion of our revenues for the foreseeable future. Therefore, widespread market acceptance of these products is critical to our future success. Some of our products have been only recently introduced and therefore, the demand and market acceptance of our products is uncertain. Factors that may affect the market acceptance of our products include market acceptance of SAN switching products, the performance, price and total cost of ownership of our products, the availability and price of competing products and technologies, and the success and development of our original equipment manufacturers and system integrators. Many of these factors are beyond our control.

     Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and introducing high-quality, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. We have new product launches and upgrades to our existing products planned for fiscal year 2000. Our future revenue growth will be dependent on the success of these new product launches. We have in the past experienced delays in product development and such delays may occur in the future. In addition, as we introduce new or enhanced products, we will have to manage successfully the transition from older products in order to minimize disruption in our customers' ordering patterns, avoid excessive levels of older product inventories and ensure that enough supplies of new products can be delivered to meet our customers' demands. Our failure to develop and introduce successfully new products and product enhancements, which are not broadly accepted, would reduce our revenues.

WE DEPEND ON A FEW KEY ORIGINAL EQUIPMENT MANUFACTURER CUSTOMERS AND THE LOSS OF ANY OF THEM COULD SIGNIFICANTLY REDUCE OUR REVENUES

     We depend on a few key original equipment manufacturer customers. For example, in the year ended October 31, 1999, sales to four customers accounted for 70% of our total revenues. We anticipate that our operating results will continue to depend on sales to a relatively small number of original equipment manufacturers. Therefore, the loss of any of our key original equipment manufacturers, or a significant reduction in sales to these original equipment manufacturers could significantly reduce our revenues.

FAILURE TO EXPAND OUR DISTRIBUTION CHANNELS AND MANAGE OUR DISTRIBUTION RELATIONSHIPS COULD SIGNIFICANTLY REDUCE OUR REVENUES

     Our success will depend on our continuing ability to develop and manage relationships with significant original equipment manufacturers and system integrators, as well as on the sales efforts and success of these customers. Our customers may evaluate our products for up to a year before they begin to market and sell them and assisting these customers through the evaluation process may require significant sales and marketing and management efforts on our part, particularly if we have to qualify our products with multiple customers at the same time. In addition, once our products have been qualified, our agreements with our customers have no minimum purchase commitments. We cannot assure you that we will be able to expand our distribution channels, manage our distribution relationships successfully or that our customers will market our products effectively. Our failure to manage successfully our distribution relationships or the failure of our customers to sell our products could reduce our revenues.

THE LOSS OF SOLECTRON CORPORATION, OUR SOLE MANUFACTURER, OR THE FAILURE TO FORECAST ACCURATELY DEMAND FOR OUR PRODUCTS OR MANAGE SUCCESSFULLY OUR RELATIONSHIP WITH SOLECTRON, WOULD NEGATIVELY IMPACT OUR ABILITY TO MANUFACTURE AND SELL OUR PRODUCTS

     Solectron, a third party manufacturer for numerous companies, manufactures all of our products at its Milpitas, California facility on a purchase order basis. We have entered into a three-year manufacturing agreement with Solectron under which we provide to Solectron a twelve-month product forecast and place purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Solectron to meet our customers' delivery requirements or we may accumulate excess inventories.

     We plan to regularly introduce new products and product enhancements, which will require that we coordinate our efforts with those of our suppliers and Solectron to rapidly achieve volume production. While we have not, to date, experienced supply problems with Solectron, we have experienced delays in product deliveries from one of our former contract manufacturers. If we should fail to effectively manage our relationships with our suppliers and Solectron, or if Solectron experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, our ability to ship products to our customers could be delayed and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. If we are required or choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

WE ARE DEPENDENT ON SOLE SOURCE AND LIMITED SOURCE SUPPLIERS FOR CERTAIN KEY COMPONENTS INCLUDING ASICS AND POWER SUPPLIES

     We currently purchase several key components from single or limited sources. We purchase ASICs and power supplies from single sources, and printed circuit boards and GBICs from limited sources. In addition, we license certain software that is incorporated into our Brocade Fabric Operating System from Wind River Systems, Inc. If we are unable to buy these components on a timely basis, we will not be able to manufacture our products. We use a rolling six-month forecast based on anticipated product orders to determine our component requirements. If we overestimate our component requirements, we may have excess inventory, which would increase our costs. If we underestimate our component requirements, we may have inadequate inventory, which could interrupt our manufacturing. In addition, lead times for materials and components we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. We also may experience shortages of certain components from time to time, which also could delay our manufacturing.

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

THE PRICES OF OUR PRODUCTS ARE DECLINING WHICH COULD REDUCE OUR REVENUES AND GROSS MARGINS

     The average unit price of our products continued to decrease in fiscal 1999. We anticipate that the average unit price of our products may continue to decrease in the future in response to changes in product mix, competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors or other factors. If we are unable to offset these factors by increasing our sales volumes, our revenues will decline. In addition, to maintain our gross margins, we must develop and introduce new products and product enhancements, and we must continue to reduce the manufacturing cost of our products.

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

WE MUST CONTINUE TO IMPROVE OUR OPERATIONAL SYSTEMS AND CONTROLS TO MANAGE FUTURE GROWTH

     We plan to continue to expand our operations significantly to pursue existing and potential market opportunities. This growth places a significant demand on our management and our operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis.

WE PLAN TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES SIGNIFICANTLY, WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS

     We plan to expand our international sales activities significantly. In fiscal 2000, we intend to focus on expanding our international sales activities in Western Europe and Japan. Our international sales growth in these countries will be limited if we are unable to establish relationships with international distributors, establish additional foreign operations, expand international sales channel management, hire additional personnel and develop relationships with international service providers. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. Our international operations, including our sales activities in Western Europe and Japan, are subject to a number of risks, including:

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

     - reduced or limited protections of intellectual property rights; and

     - political and economic instability.

     To date, none of our international revenues and costs have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and thus less competitive in foreign markets. A portion of our international revenues may be denominated in foreign currencies in the future, including the Euro, which will subject us to risks associated with fluctuations in those foreign currencies.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY WHICH WOULD NEGATIVELY AFFECT OUR ABILITY TO COMPETE

     We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. See "Business -- Intellectual Property."

OTHERS MAY BRING INFRINGEMENT CLAIMS AGAINST US WHICH COULD BE TIME-CONSUMING AND EXPENSIVE TO DEFEND

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

     - obtain from the owner of the infringed intellectual property right a license to make, use, sell, import and/or export the relevant technology, which license may not be available on reasonable terms, or at all; and

     - redesign those products or services that use such technology.

     If we are forced to take any of the foregoing actions, we may be unable to manufacture, use, sell, import and/or export our products, which would reduce our revenues.

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT DILUTE OUR STOCKHOLDERS AND CAUSE US TO INCUR DEBT OR ASSUME CONTINGENT LIABILITIES

     As part of our strategy, we expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. While we have no current agreements or negotiations underway, we may buy businesses, products or technologies in the future. In the event of any future purchases, we could:

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

     To date, we have not experienced any year 2000 issues with any of our internal systems or our products, and we do not expect to experience any in the future. To date, we have not experienced any year 2000 issues related to any of our key third party suppliers and customers nor do we expect to experience any in the future. Costs associated with remediating our internal systems were not material.

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

     - limiting the persons who may call special meetings of stockholders; and

     - prohibiting stockholder actions by written consent.

     Certain provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us. Further, our agreements with certain of our customers require us to give prior notice of a change of control of Brocade and grant certain manufacturing rights following the change of control.

WE EXPECT TO EXPERIENCE VOLATILITY IN OUR STOCK PRICE WHICH COULD NEGATIVELY AFFECT YOUR INVESTMENT

     The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

     - actual or anticipated fluctuations in our operating results;

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

     - additions or departures of key personnel; and

     - sales of common stock in the future.

     In addition, the stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

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

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS WHICH WOULD LIMIT OUR ABILITY TO GROW

     We believe that the net proceeds of this offering, together with our existing cash balances, credit facilities and cash flow expected to be generated from future operations, will be sufficient to meet our capital requirements at least through the next 12 months. However, we may need, or could elect, to seek additional funding prior to that time. In the event we need to raise additional funds we may not be able to do so on favorable terms, if at all. Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   30
Balance Sheets..............................................   31
Statements of Operations....................................   32
Statements of Redeemable Convertible Preferred Stock and
  Stockholders' Equity (Deficit)............................   33
Statements of Cash Flows....................................   34
Notes to Financial Statements...............................   35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Brocade Communications Systems, Inc.:

     We have audited the accompanying balance sheets of Brocade Communications Systems, Inc. (a Delaware corporation) as of October 31, 1999 and 1998 and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended October 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brocade Communications Systems, Inc. as of October 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1999 in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

San Jose, California
November 24, 1999

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                                 BALANCE SHEETS

                                                                     OCTOBER 31,
                                                                ----------------------
                                                                  1998         1999
                                                                ---------    ---------
                                                                (IN THOUSANDS, EXCEPT
                                                                     SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 10,420     $ 25,536
  Short-term investments....................................          --       63,769
                                                                --------     --------
         Total cash, cash equivalents and short-term
           investments......................................      10,420       89,305
  Accounts receivable, net of allowance for doubtful
    accounts of $285 and $2,447, respectively...............       3,430       17,139
  Inventories...............................................       1,744        3,686
  Prepaid expenses and other current assets.................         220        2,197
                                                                --------     --------
         Total current assets...............................      15,814      112,327
Property and equipment, net.................................       5,323        4,947
Other assets................................................         164            6
                                                                --------     --------
         Total assets.......................................    $ 21,301     $117,280
                                                                ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................    $  3,247     $ 10,664
  Accrued employee compensation.............................         628        4,414
  Other accrued liabilities.................................       2,433        9,830
  Deferred revenue..........................................         543        7,688
  Current portion of capital lease obligations..............         784          436
  Current portion of debt...................................       1,231           --
  Borrowings under line of credit...........................       1,672           --
                                                                --------     --------
         Total current liabilities..........................      10,538       33,032
                                                                --------     --------
Long-term liabilities:
  Long-term portion of capital lease obligations............         478           42
  Long-term portion of debt.................................       1,731           --
  Commitments and contingencies (Note 4)
Redeemable convertible preferred stock, no par value:
    Authorized -- 9,791,280 and no shares at October 31,
     1998 and 1999, respectively.
    Issued and outstanding (Series A, B, C and
     D) -- 9,235,483 shares at October 31, 1998; no shares
     at October 31, 1999....................................      35,261           --
  Warrants to purchase redeemable convertible preferred
    stock...................................................         648           --
                                                                --------     --------
         Total long-term liabilities........................      38,118           42
                                                                --------     --------
Stockholders' equity (deficit):
  Common stock, $.001 par value:
    Authorized -- 200,000,000 shares at October 31, 1999
    Issued and outstanding -- 10,389,530 shares at October
     31, 1998 and 53,520,040 shares at October 31, 1999.....          10           53
Additional paid-in capital..................................       2,215      119,598
Deferred stock compensation.................................        (300)      (3,440)
Notes receivable from stockholders..........................        (450)      (5,660)
Accumulated deficit.........................................     (28,830)     (26,345)
                                                                --------     --------
         Total stockholders' equity (deficit)...............     (27,355)      84,206
                                                                --------     --------
         Total liabilities and stockholders' equity
           (deficit)........................................    $ 21,301     $117,280
                                                                ========     ========

                See accompanying notes to financial statements.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED OCTOBER 31,
                                                              ---------------------------------------
                                                                 1997          1998           1999
                                                              ----------    -----------    ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues................................................   $ 8,482       $ 24,246       $68,692
Cost of revenues............................................     6,682         15,759        33,497
                                                               -------       --------       -------
     Gross margin...........................................     1,800          8,487        35,195
                                                               -------       --------       -------
Operating expenses:
  Research and development..................................     7,666         14,744        15,267
  Sales and marketing.......................................     2,112          5,154        13,288
  General and administrative................................     1,464          3,813         3,849
  Amortization of deferred compensation.....................        --              7         1,937
                                                               -------       --------       -------
     Total operating expenses...............................    11,242         23,718        34,341
                                                               -------       --------       -------
Income (loss) from operations...............................    (9,442)       (15,231)          854
Interest income (expense), net..............................      (177)           120         1,737
                                                               -------       --------       -------
Income (loss) before provision for income taxes.............    (9,619)       (15,111)        2,591
Provision for income taxes..................................        --             --           106
                                                               -------       --------       -------
Net income (loss)...........................................   $(9,619)      $(15,111)      $ 2,485
                                                               =======       ========       =======
Basic net income (loss) per share...........................   $ (2.41)      $  (2.22)      $  0.10
                                                               =======       ========       =======
Diluted net income (loss) per share.........................   $ (2.41)      $  (2.22)      $  0.05
                                                               =======       ========       =======
Shares used in computing basic net income (loss) per
  share.....................................................     3,994          6,800        26,094
                                                               =======       ========       =======
Shares used in computing diluted net income (loss) per
  share.....................................................     3,994          6,800        51,146
                                                               =======       ========       =======
Pro forma basic net income (loss) per share (unaudited).....                 $  (0.42)      $  0.06
                                                                             ========       =======
Pro forma diluted net income (loss) per share (unaudited)...                 $  (0.42)      $  0.05
                                                                             ========       =======
Shares used in computing pro forma basic net income (loss)
  per share (unaudited).....................................                   35,830        43,074
                                                                             ========       =======
Shares used in computing pro forma diluted net income (loss)
  per share (unaudited).....................................                   35,830        51,146
                                                                             ========       =======

                See accompanying notes to financial statements.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

            STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)

                                       REDEEMABLE CONVERTIBLE          COMMON
                                          PREFERRED STOCK               STOCK        ADDITIONAL    WARRANTS      DEFERRED
                                    ----------------------------   ---------------    PAID-IN     FOR COMMON      STOCK
                                    SHARES    AMOUNT    WARRANTS   SHARES   AMOUNT    CAPITAL       STOCK      COMPENSATION
                                    ------   --------   --------   ------   ------   ----------   ----------   ------------
                                                                        (IN THOUSANDS)
Balances at October 31, 1996......   2,241   $  4,613    $ 188      8,988    $ 9      $    255      $  --        $  (121)
Exercise of options...............      --         --       --        768      1            89         --             --
Issuance of stock for notes
  receivable from stockholders....      --         --       --        500     --            75         --             --
Repurchase of common stock........      --         --       --       (430)    --            (5)        --             --
Issuance of Series C Redeemable
  Convertible Preferred Stock, net
  of issuance costs of $49........   3,333      9,952       --         --     --            --         --             --
Issuance of Series D Redeemable
  Convertible Preferred Stock, net
  of issuance costs of $42........   2,796     15,794       --         --     --            --         --             --
Issuance of warrants related to
  leases and notes payable........      --         --      135         --     --            --         --             --
Issuance of warrants..............      --         --      325         --     --            --         --             --
Deferred compensation.............      --         --       --         --     --            --         --             33
Net loss..........................      --         --       --         --     --            --         --             --
                                    ------   --------    -----     ------    ---      --------      -----        -------
Balances at October 31, 1997......   8,370     30,359      648      9,826     10           414         --            (88)
Exercise of options...............      --         --       --        402     --            55         --             --
Compensation charges..............      --         --       --         --     --         1,067         --             88
Deferred compensation.............      --         --       --         --     --           307         --           (307)
Amortization of deferred
  compensation....................      --         --       --         --     --            --         --              7
Issuance of Series D Redeemable
  Convertible Preferred Stock, net
  of issuance costs of $98........     865      4,902       --         --     --            --         --             --
Issuance of stock for notes
  receivable from stockholders....      --         --       --        450     --           375         --             --
Stock in exchange for services....      --         --       --         36     --            41         --             --
Repurchase of common stock........      --         --       --       (324)    --           (44)        --             --
Net loss..........................      --         --       --         --     --            --         --             --
                                    ------   --------    -----     ------    ---      --------      -----        -------
Balances at October 31, 1998......   9,235     35,261      648     10,390     10         2,215         --           (300)
Issuance of Series D Redeemable
  Convertible Preferred Stock,
  net.............................     299      2,322     (326)        --     --            --         --             --
Conversion of Redeemable
  Convertible Preferred Stock to
  common stock....................  (9,534)   (37,583)    (322)    29,250     29        37,554        322             --
Issuance of common stock..........      --         --       --      8,920      8        67,977         --             --
Issuance of stock for notes
  receivable from stockholders....      --         --       --      4,704      5         6,407         --             --
Repayments on notes receivable
  from stockholders...............      --         --       --         --     --            --         --             --
Exercise of warrants for common
  stock...........................      --         --       --        568      1           381       (322)            --
Compensation charges..............      --         --       --         --     --            80         --             --
Deferred compensation.............      --         --       --         --     --         5,077         --         (5,077)
Amortization of deferred
  compensation....................      --         --       --         --     --            --         --          1,937
Repurchase of common stock........      --         --       --       (312)    --           (93)        --             --
Net income........................      --         --       --         --     --            --         --             --
                                    ------   --------    -----     ------    ---      --------      -----        -------
Balances at October 31, 1999......      --   $     --    $  --     53,520    $53      $119,598      $  --        $(3,440)
                                    ======   ========    =====     ======    ===      ========      =====        =======

                                       NOTES                        TOTAL
                                     RECEIVABLE                  STOCKHOLDERS
                                        FROM       ACCUMULATED      EQUITY
                                    STOCKHOLDERS     DEFICIT      (DEFICIT)
                                    ------------   -----------   ------------
                                                 (IN THOUSANDS)
Balances at October 31, 1996......    $    --       $ (4,100)      $ (3,957)
Exercise of options...............         --             --             90
Issuance of stock for notes
  receivable from stockholders....        (75)            --             --
Repurchase of common stock........         --             --             (5)
Issuance of Series C Redeemable
  Convertible Preferred Stock, net
  of issuance costs of $49........         --             --             --
Issuance of Series D Redeemable
  Convertible Preferred Stock, net
  of issuance costs of $42........         --             --             --
Issuance of warrants related to
  leases and notes payable........         --             --             --
Issuance of warrants..............         --             --             --
Deferred compensation.............         --             --             33
Net loss..........................         --         (9,619)        (9,619)
                                      -------       --------       --------
Balances at October 31, 1997......        (75)       (13,719)       (13,458)
Exercise of options...............         --             --             55
Compensation charges..............         --             --          1,155
Deferred compensation.............         --             --             --
Amortization of deferred
  compensation....................         --             --              7
Issuance of Series D Redeemable
  Convertible Preferred Stock, net
  of issuance costs of $98........         --             --             --
Issuance of stock for notes
  receivable from stockholders....       (375)            --             --
Stock in exchange for services....         --             --             41
Repurchase of common stock........         --             --            (44)
Net loss..........................         --        (15,111)       (15,111)
                                      -------       --------       --------
Balances at October 31, 1998......       (450)       (28,830)       (27,355)
Issuance of Series D Redeemable
  Convertible Preferred Stock,
  net.............................         --             --             --
Conversion of Redeemable
  Convertible Preferred Stock to
  common stock....................         --             --         37,905
Issuance of common stock..........         --             --         67,985
Issuance of stock for notes
  receivable from stockholders....     (6,412)            --             --
Repayments on notes receivable
  from stockholders...............      1,202             --          1,202
Exercise of warrants for common
  stock...........................         --             --             60
Compensation charges..............         --             --             80
Deferred compensation.............         --             --             --
Amortization of deferred
  compensation....................         --             --          1,937
Repurchase of common stock........         --             --            (93)
Net income........................         --          2,485          2,485
                                      -------       --------       --------
Balances at October 31, 1999......    $(5,660)      $(26,345)      $ 84,206
                                      =======       ========       ========

                See accompanying notes to financial statements.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED OCTOBER 31,
                                                             --------------------------------
                                                               1997        1998        1999
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..........................................  $ (9,619)   $(15,111)   $  2,485
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization............................     1,093       2,374       3,693
  Provision for doubtful accounts receivable...............       100         185         536
  Noncash compensation expense.............................        33       1,202       2,017
  Changes in assets and liabilities:
     Accounts receivable...................................    (2,746)       (969)    (14,245)
     Inventories...........................................      (471)     (1,273)     (1,942)
     Prepaid expenses and other assets.....................      (140)        205      (1,819)
     Accounts payable......................................     3,023         (45)      7,417
     Accrued employee compensation.........................       474         154       3,786
     Other accrued liabilities.............................       693       1,682       7,397
     Deferred revenue......................................       285           9       7,145
                                                             --------    --------    --------
       Net cash provided by (used in) operating
          activities.......................................    (7,275)    (11,587)     16,470
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment........................    (3,423)     (3,775)     (3,317)
Purchases of short-term investments........................   (15,920)         --     (75,769)
Proceeds from disposition of short-term investments........        --      15,920      12,000
                                                             --------    --------    --------
       Net cash provided by (used in) investing
          activities.......................................   (19,343)     12,145     (67,086)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of redeemable convertible preferred
  stock and warrants.......................................    26,070       4,902       1,996
Proceeds from issuance of common stock.....................        90          56      67,985
Exercise of warrants for common stock......................        --          --          60
Payments received on loans to stockholders.................        --          --       1,202
Repurchase of common stock.................................        (5)        (44)        (93)
Line of credit borrowings..................................       500       1,672          --
Line of credit repayments..................................        --        (500)     (1,672)
Proceeds from capital lease financing......................     1,258          --          --
Payments on capital lease obligations......................      (504)       (677)       (784)
Proceeds from notes payable................................     1,091       2,594         247
Repayments of notes payable................................       (30)       (693)     (3,209)
                                                             --------    --------    --------
       Net cash provided by financing activities...........    28,470       7,310      65,732
                                                             --------    --------    --------
Net increase in cash and cash equivalents..................     1,852       7,868      15,116
Cash and cash equivalents, beginning of period.............       700       2,552      10,420
                                                             --------    --------    --------
Cash and cash equivalents, end of period...................  $  2,552    $ 10,420    $ 25,536
                                                             ========    ========    ========
Supplemental disclosure of cash flow information:
  Cash paid for interest...................................  $    351    $    557    $    359
                                                             ========    ========    ========
  Conversion of redeemable convertible preferred stock upon
     initial public offering...............................  $     --    $     --    $ 37,905
                                                             ========    ========    ========
  Issuance of stock for notes receivable from
     stockholders..........................................  $     75    $    375    $  6,412
                                                             ========    ========    ========

                See accompanying notes to financial statements.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND OPERATIONS OF BROCADE

     Brocade Communications Systems, Inc. (Brocade) was incorporated on August 24, 1995. Effective May 14, 1999, Brocade reincorporated in the State of Delaware. In connection with the reincorporation, Brocade was authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share and 5,000,000 shares of undesignated preferred stock with a par value of $.001 per share. On October 5, 1999, the board of directors approved an increase in the authorized shares of common stock to 200,000,000 shares. Subsequent to October 31, 1999, Brocade effected a two-for-one split of its common stock. All share and per share information have been retroactively adjusted to reflect this split.

     Brocade provides Fibre Channel switching solutions for deployment in storage area networks ("SANs"). Brocade's SilkWorm family of Fibre Channel switches operate at gigabit speeds and create a switch interconnect enabling any-to-any connectivity between storage devices and servers. Brocade sells its products and services primarily to leading storage system and server original equipment manufacturers and system integrators.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Fiscal Year

     Brocade changed its fiscal year end to the last Saturday in October, beginning with the fiscal year ended October 30, 1999. For presentation purposes, the fiscal year end is referred to as October 31, 1999 throughout these financial statements. This change did not have a material impact on Brocade's financial statements.

  Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to the useful lives of fixed assets, allowances for doubtful accounts and product returns, inventory and warranty reserves, accrued liabilities and other reserves. Actual results could differ from those estimates and such differences may be material to the financial statements.

  Cash, Cash Equivalents and Short-term Investments

     All highly liquid investment securities with original maturities of three months or less are considered cash equivalents, while investment securities with original maturities of more than three months but less than one year are considered short-term investments.

     Brocade's short-term investments consist of U.S. Treasuries and Federal Agency debt securities with original maturity dates between 90 days and one year. The carrying value of short-term investments approximate fair value.

     All of Brocade's investments are classified as available-for-sale. Unrealized holding gains and losses are reported as a separate component of other comprehensive income. At October 31, 1999, unrealized holding gains and losses were not material. Realized gains and losses are included in interest income in the statement of operations. The cost of securities sold is based on the specific identification method.

  Concentrations of Credit Risk

     Financial instruments that potentially subject Brocade to concentrations of credit risk consist primarily of cash equivalents and short-term investments and accounts receivable. Brocade invests only in high credit quality short-term debt instruments and limits the amount of credit exposure to any one entity. A majority of

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

Brocade's trade receivable balance is derived from sales to original equipment manufacturers in the computer storage and server industry. At October 31, 1998 approximately 76% of accounts receivable was concentrated with four customers. At October 31, 1999 approximately 74% of accounts receivable was concentrated with four customers. Brocade performs on going credit evaluations of its customers and generally does not require collateral on accounts receivable. Brocade provides reserves for credit losses and product sales returns.

  Inventories

     Inventories are stated at the lower of cost or market, using the first in, first out method. Inventory costs include material, labor and overhead. Deferred charges represent the product costs associated with product shipments that are recorded in deferred revenue. Inventories consisted of the following, (in thousands):

                                                               OCTOBER 31,
                                                             ----------------
                                                              1998      1999
                                                             ------    ------
Raw materials..............................................  $1,203    $  878
Work-in-process............................................       6       173
Finished goods, including deferred charges.................     535     2,635
                                                             ------    ------
                                                             $1,744    $3,686
                                                             ======    ======

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to four years. Leasehold improvements are amortized using the straight-line method over the shorter of the assets useful lives or the remaining term of the lease. Property and equipment consisted of the following, (in thousands):

                                                              OCTOBER 31,
                                                           ------------------
                                                            1998       1999
                                                           -------    -------
Computers and equipment..................................  $ 8,186    $10,530
Furniture and fixtures and leasehold improvements........      779        711
Less: Accumulated depreciation and amortization..........   (3,642)    (6,294)
                                                           -------    -------
                                                           $ 5,323    $ 4,947
                                                           =======    =======

     Included in property and equipment are assets acquired under capital lease obligations with a cost and related accumulated amortization of approximately $2.6 million and $2.5 million, respectively, at October 31, 1999.

  Software Development Costs

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," Brocade capitalizes eligible computer software development costs upon the establishment of technological feasibility, which it has defined as completion of designing, coding and testing activities. For the years ended October 31, 1997, 1998 and 1999, the amount of costs eligible for capitalization, after consideration of factors such as realizable value, were not material and, accordingly, all software development costs have been charged to research and development expense in the accompanying statements of operations for all periods presented.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

  Accrued Employee Compensation

     Accrued employee compensation consist of accrued wages, commissions and payroll taxes, vacation payable, performance bonuses yet to be paid, payroll deductions for the employee stock purchase plan and other benefit payroll deductions.

  Other Accrued Liabilities

     Other accrued liabilities consisted of the following, (in thousands):

                                                               OCTOBER 31,
                                                             ----------------
                                                              1998      1999
                                                             ------    ------
Accrued warranty...........................................  $1,350    $1,856
Purchase commitments reserve...............................      --     3,629
Other......................................................   1,083     4,345
                                                             ------    ------
                                                             $2,433    $9,830
                                                             ======    ======

  Stock-Based Compensation

     Brocade accounts for its stock option plans and its Employee Stock Purchase Plan in accordance with the provisions of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for stock-based plans. Companies that elect to account for stock-based compensation plans in accordance with APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method. Accordingly, pro forma disclosures that are required under SFAS No. 123 are included in Note 7.

  Stock Split

     On November 8, 1999, Brocade's board of directors approved a two-for-one split of Brocade's common stock. The stock began trading on a split-adjusted basis on December 3, 1999. All references in the accompanying financial statements to earnings per share and the number of common shares have been retroactively restated to reflect the common stock split and the increase in authorized common and preferred stock.

  Revenue Recognition

     Product revenue is generally recognized when products are shipped. Revenue recognition is deferred for shipments to new customers where product returns cannot be reasonably estimated or significant support services are required to successfully launch the customer's product. These revenues are recognized when the customer has successfully integrated and launched its products and Brocade has met its support obligations. Allowances for warranty costs, credit losses and estimated future returns are provided for upon shipment. Deferred revenues as of October 31, 1998 and 1999 were approximately $543,000 and $7.7 million, respectively.

     In fiscal 1997, two customers contributed 67% and 27%, respectively of our total revenues. In fiscal 1998, these same two customers accounted for 72% and 11%, respectively of our total revenues. In fiscal 1999, four customers accounted for 34%, 14%, 12%, and 10%, respectively of total revenues. The level of sales to any customer may vary from quarter to quarter. However, we expect that significant customer concentration will continue for the foreseeable future. The loss of any one of these customers, or a decrease in the level of sales to

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

any one of these customers, could have a material adverse impact on Brocade's financial condition or results of operations.

  Computation of Basic and Diluted Net Income (Loss) Per Share and Pro Forma Basic and Diluted Net Income (Loss) Per Share

     Basic and diluted net income (loss) per common share are presented in conformity with SFAS No. 128, "Earnings Per Share," ("SFAS No. 128") for all periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to the anticipated effective date of an initial public offering must be included in the calculation of basic and diluted net income (loss) per common share as if such stock had been outstanding for all periods presented. To date, Brocade has not had any issuances or grants for nominal consideration.

     In accordance with SFAS No. 128, basic net income (loss) per common share has been computed using the weighted average number of shares of common stock outstanding during the period; less shares subject to repurchase. Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. Brocade has excluded all convertible preferred stock, warrants for convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share for the years ended October 31, 1997 and 1998, because all such securities are antidilutive. The total number of shares excluded from the calculations of diluted net loss per common share were 35,123,546 and 39,012,626 for the years ended October 31, 1997 and 1998, respectively. See Notes 6 and 7 for further information on these securities. Basic and diluted pro forma net income (loss) per common share have been computed as described above and also give effect, under Securities and Exchange Commission guidance, to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

     The following table presents the calculation of basic and diluted and pro forma basic and diluted net income (loss) per common share (in thousands, except per share data).

                                                                  YEAR ENDED OCTOBER 31,
                                                              ------------------------------
                                                               1997        1998       1999
                                                              -------    --------    -------
Net income (loss)...........................................  $(9,619)   $(15,111)   $ 2,485
                                                              =======    ========    =======
Basic and diluted net income (loss) per share:
  Weighted average shares of common stock outstanding.......    9,188      10,348     30,264
  Less: Weighted average shares subject to repurchase.......   (5,194)     (3,548)    (4,170)
                                                              -------    --------    -------
Weighted average shares used in computing basic net income
  (loss) per share..........................................    3,994       6,800     26,094
Dilutive effect of common share equivalents.................       --          --     25,052
                                                              -------    --------    -------
Weighted average shares used in computing diluted net income
  (loss) per share..........................................    3,944       6,800     51,146
                                                              =======    ========    =======
Basic net income (loss) per common share....................  $ (2.41)   $  (2.22)   $  0.10
                                                              =======    ========    =======
Diluted net income (loss) per share.........................  $ (2.41)   $  (2.22)   $  0.05
                                                              =======    ========    =======
Pro forma net income (loss) per share:
  Net income (loss).........................................             $(15,111)   $ 2,485
                                                                         ========    =======
  Weighted average shares used in computing basic net income
     (loss) per share.......................................                6,800     26,094
  Pro forma adjustment to reflect weighted effect of assumed conversion of convertible preferred stock
     (unaudited)............................................               28,436     16,794
  Pro forma adjustment to reflect assumed exercise and
     conversion of preferred stock warrants to purchase
     593,762 common shares in 1998 and 1999 at an exercise
     price of $6.78 per share (unaudited)...................                  594        186
                                                                         --------    -------
  Weighted average shares used in computing pro forma basic
     net income (loss) per share (unaudited)................               35,830     43,074
  Dilutive effect of common share equivalents (unaudited)...                   --      8,072
                                                                         --------    -------
  Weighted average shares used in computing pro forma
     diluted net income (loss) per share (unaudited)........               35,830     51,146
                                                                         ========    =======
  Pro forma basic net income (loss) per share (unaudited)...             $  (0.42)   $  0.06
                                                                         ========    =======
  Pro forma diluted net income (loss) per share
     (unaudited)............................................             $  (0.42)   $  0.05
                                                                         ========    =======

  Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). SFAS No. 130 was adopted by Brocade beginning on November 1, 1997. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. Accordingly, comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Specifically, SFAS No. 130 requires unrealized holding gains and losses on available-for-sale securities to be included in accumulated other comprehensive income (loss). Unrealized holding gains (losses) on available-for-sale securities for all periods presented are not significant and accordingly, comprehensive income (loss) for all periods presented approximated net income
(loss).

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

  Reportable Segments

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." ("SFAS No. 131"). SFAS No. 131 was adopted by Brocade beginning on November 1, 1997. SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. Brocade is organized and operates as one operating segment, the design, development, manufacturing, marketing and selling of Fiber Channel switching solutions for SAN's. Service revenues to date have not been significant. Brocade operates principally in one geographic area, the United States. Major customers are discussed above.

  Capitalization of Internally Used Software

     In March 1998, the AICPA issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP No. 98-1"). SOP No. 98-1 requires entities to capitalize certain costs related to internal-use software once certain criteria have been met. Brocade adopted SOP 98-1 beginning on November 1, 1998. The adoption did not have a material impact on Brocade's financial position or results of operations.

  Recent Accounting Pronouncements

     In December 1998, the AICPA issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," ("SOP 98-9"). SOP 98-9 amends SOP 97-2 and SOP 98-4 by extending the deferral of the application of certain provisions of SOP 97-2 amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Brocade has not had significant software sales to date and management does not expect the adoption of SOP 98-9 to have a significant effect on the financial condition or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement is effective for fiscal years commencing after June 15, 2000. Brocade does not believe that SFAS 133 will have a material impact on earnings or financial condition.

3. LINE OF CREDIT AND DEBT

     In June 1997, Brocade entered into a revolving line of credit agreement with a bank under which it could borrow up to $4,000,000. The line of credit bore interest at the bank's prime rate and was repaid upon expiration in August 1999.

     As of October 31, 1998, Brocade had approximately $3.0 million payable to the same bank under an equipment loan agreement. The equipment loan agreement provided for borrowings of up to $5,000,000. Borrowings were secured by the related capital equipment, bore interest at the bank's prime rate plus 1.0% and were payable through June 30, 2002. As of October 31, 1999, all borrowings under this loan agreement were repaid.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

     Notes payable as of October 31, 1998 and 1999 consisted of the following, (in thousands):

                                                              OCTOBER 31,
                                                           ------------------
                                                            1998       1999
                                                           -------    -------
Note payable to bank.....................................  $ 2,962    $    --
Less: current portion....................................   (1,231)        --
                                                           -------    -------
Long-term portion........................................  $ 1,731    $    --
                                                           =======    =======

4. COMMITMENTS AND CONTINGENCIES

     Brocade leases its facilities under operating lease agreements expiring through November 2000. The leases require that Brocade pay all costs of maintenance, utilities, insurance and taxes. Rent expense for the years ended October 31, 1997, 1998 and 1999 was $495,475, $804,057 and $1,284,178,
respectively.

     Brocade leases computers, office equipment and furniture under long-term lease agreements that are classified as capital leases. The leases expire through January 2001 and require a final buyout payment at the end of the lease term.

     Future minimum lease payments, including the buyout payments, under all lease arrangements at October 31, 1999 were as follows (in thousands):

                                                            OPERATING    CAPITAL
YEAR ENDED OCTOBER 31,                                       LEASES      LEASES
----------------------                                      ---------    -------
Fiscal year 2000..........................................    $847        $ 476
Fiscal year 2001..........................................      --           42
                                                              ----        -----
Total minimum lease payments..............................    $847          518
                                                              ====        =====
Less: imputed interest (15.27% -- 17.65%).................                  (40)
Present value of payments under capital leases............                  478
Less: current portion.....................................                 (436)
                                                                          -----
Long-term capital lease obligations.......................                $  42
                                                                          =====

     Subsequent to year end, Brocade entered into a lease for new office space (See Note 10).

     Brocade's former contract manufacturer filed a suit against Brocade, alleging that Brocade is liable for breaching certain contracts with the contract manufacturer. The suit claimed damages in excess of $3.0 million plus interest, an unspecified amount of consequential and incidental damages, and costs and attorneys' fees. Brocade filed a cross complaint against the contract manufacturer for various credits Brocade claimed on its account with the contract manufacturer. The suit was settled in December 1999. The settlement of this litigation did not have a material impact on Brocade's financial statements.

     Brocade is subject to various claims which arise in the normal course of business. In the opinion of management, the ultimate disposition of these claims will not have a material adverse effect on the financial position of Brocade.

5. RESTRUCTURING OF OPERATIONS

     In the third quarter of fiscal 1998, Brocade initiated a plan to restructure its operations to reduce its break even revenue level. The plan was developed by management and approved by the Board of Directors with the expectation that changes in certain programs and arrangements, with related head count reductions, would immediately reduce operating expenses and improve cash flows. The restructuring plan included the termination of the former Chief Executive Officer for $1.1 million, the cancellation and abandonment of two

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

research and development projects, one to develop a 64-port fibre channel switch and another to develop storage area network simulation for a total of $300,000, a change in contract manufacturer arrangements for $1.2 million, and a reduction in labor force. In connection with this plan, Brocade recorded a $3.2 million charge to operating expenses as follows: $1.3 million is included in cost of revenues, $700,000 is included in research and development expense and $1.2 million is included in general and administrative expense in the 1998 statement of operations. The restructuring charge includes $1.7 million of employee related expenses for 20 employee terminations (8 manufacturing employees, 4 research and development employees and 8 employees from other departments), including severance for Brocade's former Chief Executive Officer, $1.2 million for the write-off of excess or abandoned equipment (specifically tooling and fixtures) and inventories related to discontinued and newly established contract manufacturer arrangements, and $300,000 for write-offs of other abandoned tangible and intangible assets and facilities in Southern California related to cancelled new product development and simulation projects. Employees were formally notified of their termination beginning on July 31, 1998 and continuing through August 4, 1998. The termination of 17 employees was immediate. The remainder of the terminations occurred through January 31, 1999. As of October 31, 1999, Brocade had incurred all costs related to the restructuring.

6. PREFERRED STOCK

     Brocade is authorized to issue, from time to time, in one or more series, 5,000,000 shares of preferred stock at a $.001 par value. The board of directors may determine the rights, preferences, privileges and restrictions granted or imposed upon any series of preferred stock. As of October 31, 1999, no preferred stock is outstanding.

  Redeemable Convertible Preferred Stock

     In August 1995, Brocade issued 1,425,000 shares of its Series A Redeemable Convertible Preferred Stock ("Series A"). In June 1996, Brocade issued 816,250 shares of its Series B Redeemable Convertible Preferred Stock ("Series B"). In December 1996, Brocade issued 3,333,333 shares of its Series C Redeemable Convertible Preferred Stock ("Series C"). In fiscal years 1997, 1998 and 1999 Brocade issued 2,795,848 shares, 865,052 shares and 298,522 shares, respectively, of its Series D Redeemable Convertible Preferred Stock ("Series D"). Effective May 24, 1999, the Series A, Series B, Series C and Series D shares automatically converted into common stock upon the closing of Brocade's initial public offering. Prior to the conversion into common stock, the rights with respect to Series A, Series B, Series C and Series D were as follows:

     Redemption. At the request of the holders of the majority of voting power of the then outstanding preferred stock any time after August 28, 2002, Brocade shall, to the extent funds are legally available, redeem the preferred stock in increments over a three-year period. In such event, Brocade shall pay $1.00 per share for Series A, $4.00 per share for Series B, $3.00 per share for Series C and $5.78 for Series D plus any declared but unpaid dividends.

     Voting. Each share of Series A, Series B, Series C and Series D has voting rights equal to an equivalent number of shares of common stock into which it is convertible.

     Dividends. Holders of Series A, Series B, Series C and Series D are entitled to receive noncumulative dividends when and as declared by the Board of Directors at a rate of $0.08, $0.32, $0.24 and $0.46 per share, respectively, per annum. After payment of such dividends, any additional dividends declared will be paid to the holders of common stock and preferred stock in such amount as they would be entitled to receive if their shares had been converted into shares of common stock. No dividends have been declared.

     Liquidation. In the event of any liquidation, dissolution or winding up of Brocade, including a merger or sale of all or substantially all of the assets, the holders of Series A, Series B, Series C and Series D are entitled

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

to receive pari passu a distribution of $1.00, $4.00, $3.00 and $5.78 per share, respectively, plus any declared but unpaid dividends prior to and in preference to any distribution to the holders of common stock. The remaining assets, if any, shall be distributed ratably among the holders of the common stock, Series A, Series B, Series C and Series D, based on the number of shares held (assuming conversion of the Series A, Series B, Series C and Series D).

     Conversion. Each share of Series A, Series B, Series C and Series D is convertible into common stock, at the holder's option or upon the consent of the holders of a majority of the then outstanding Series A, Series B, Series C and Series D shares voting as a single class. The Series A, Series B, Series C and Series D shares are initially convertible into common stock at a ratio of eight for one, four for one, two for one and two for one, respectively. The conversion rates are protected by certain anti-dilution provisions. No adjustment in the future conversion price of Series A, Series B, Series C or Series D shall be made for the issuance of additional shares of common stock other than for a common stock split, dividend, or distribution unless at the time of issuance of the common stock the price per share for additional shares of common stock issued is less than the conversion price in effect for the Series A, Series B, Series C and Series D, respectively.

  Warrants

     Since inception, Brocade has issued warrants to purchase an aggregate of 51,197, 17,500 and 48,000 shares of Series A, Series B and Series C, respectively. These warrants were issued in connection with equipment and facilities lease agreements. Exercise prices range from $1.00 to $4.50 per share. As of October 31, 1999, all these warrants have been exercised.

     In connection with the initial sale and issuance of Series D, investors were issued warrants to purchase 10% of the number of Series D shares purchased by each investor at an exercise price of $6.78 per share. The total number of shares of Series D purchasable upon exercise of these warrants was 296,881. As of October 31, 1999, all these warrants have been exercised.

7. COMMON STOCK

     Brocade completed an initial public offering on the Nasdaq National Market on May 28, 1999 whereby 7,475,000 shares of common stock, including the exercise of the underwriters over-allotment option, were sold with proceeds to Brocade of $66.0 million.

     At October 31, 1999, Brocade had reserved 7,938,180 shares related to stock option plans of authorized but unissued shares of common stock for future issuance.

  Deferred Compensation

     In connection with the grant of certain stock options to employees during the years ended October 31, 1998 and 1999, Brocade recorded deferred compensation of approximately $307,000 and $5.1 million, respectively, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amount is presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options.

     Approximately $7,000 and $1.9 million was expensed during the years ended October 31, 1998 and 1999, respectively, and the balance will be expensed ratably over the period the options vest. Deferred compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder's services. No compensation expense related to any other periods presented has been recorded.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

  1999 Employee Stock Purchase Plan

     In March 1999, the Board of Directors approved the adoption of Brocade's 1999 Employee Stock Purchase Plan (the "Purchase Plan"), and Brocade's shareholders approved the Purchase Plan in April 1999. Per the terms of the Purchase Plan, the maximum number of shares of Brocade's common stock available for sale under the Purchase Plan is 400,000 shares, plus an annual increase to be added on the first day of Brocade's fiscal year, equal to the lesser of 2,500,000 shares, or 2.5% of the outstanding shares at such date. Accordingly, on November 1, 1999, 1,338,001 additional shares were made available for sale under the Purchase Plan. The Purchase Plan permits eligible employees to purchase shares of common stock through payroll deductions at 85% of the fair market value of the common stock, as defined in the Purchase Plan.

  1999 Stock Plan

     In March 1999, the Board of Directors approved Brocade's 1999 Stock Plan (the "1999 Plan") and Brocade's shareholders approved the 1999 Plan in April 1999. The 1999 Plan provides for the grant of incentive stock options to employees. Per the terms of the 1999 Plan, the maximum number of shares of Brocade's common stock available for sale under the 1999 Plan is 15,214,000 shares, plus an annual increase to be added on the first day of Brocade's fiscal year, equal to the lesser of 5,000,000 shares, or 5% of the outstanding shares at such date. Accordingly, on November 1, 1999, 2,676,002 additional shares were made available for sale under the 1999 Plan.

  1999 Director Option Plan

     In March 1999, the Board of Directors approved the 1999 Director Option Plan (the "Director Plan") and Brocade's shareholders approved the Director Plan in April 1999. The Director Plan provides for the grant of common stock to non-employee directors. A total of 400,000 shares of common stock have been reserved for issuance under the Director Plan.

  1999 Nonstatutory Stock Option Plan

     In September 1999, the Board of Directors approved Brocade's 1999 Nonstatutory Stock Option Plan (the "NSO Plan"). The NSO Plan provides for the grant of nonstatutory stock options to employees and consultants. A total of 2,000,000 shares of common stock have been reserved for issuance under the NSO Plan.

  Stock Options

     Brocade, under various stock option plans (the "Plans"), grants stock options for shares of common stock to employees, directors and consultants of Brocade. In accordance with the Plans, the stated exercise price shall not be less than 85% of the estimated fair market value of common stock on the date of grant. Incentive Stock Options ("ISOs") may not be granted at less than 100% of the estimated fair market value of the common stock and stock options granted to a person owning more than 10% of the combined voting power of all classes of stock of Brocade must be issued at 110% of the fair market value of the stock on the date of grant. The Plans provide that the options shall be exercisable over a period not to exceed ten years, and the options generally vest over a period of four years. The options typically vest 25% one year after the date of grant and the remaining shares vest in equal monthly amounts over the following 36 months.

     At October 31, 1999, an aggregate of 2,072,568 shares were available for future option grants under all of the Plans.

     Brocade accounts for the Plans and the Purchase Plan in accordance with APB No. 25 whereby the difference between the exercise price and the fair value at the date of grant is recognized as compensation expense. Had compensation expense for the stock option plans been determined under the provisions of SFAS

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

No. 123, net income (loss) would have decreased or increased, respectively, to the following pro forma amounts, (in thousands except per share data):

                                                           YEAR ENDED OCTOBER 31,
                                                       ------------------------------
                                                        1997        1998       1999
                                                       -------    --------    -------
Net income (loss) as reported........................  $(9,619)   $(15,111)   $ 2,485
Net loss Pro Forma...................................  $(9,666)   $(15,522)   $(1,933)
Net income (loss) per share as reported..............             $  (2.22)   $  0.10
Net loss per share Pro Forma.........................             $  (2.29)   $ (0.07)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1998 and 1999, respectively: risk-free interest rate of 5.71% to 6.63%, 5.58% to 5.86% and 5.02% to 5.26%; expected dividend yields of zero percent for all three periods; expected life of .5 years beyond vesting for all three periods; and expected volatility of .0001% for all periods except the year ended October 31, 1999, for which a volatility factor of 60% was used.

     The following table summarizes stock option plan activity under all of the
Plans:

                                          YEAR ENDED                       YEAR ENDED
                                       OCTOBER 31, 1997                 OCTOBER 31, 1998
                                 -----------------------------    ----------------------------
                                                   WEIGHTED                        WEIGHTED
                                                   AVERAGE                         AVERAGE
                                   SHARES       EXERCISE PRICE      SHARES      EXERCISE PRICE
                                 -----------    --------------    ----------    --------------
Outstanding at beginning of
  year.........................    1,168,000         $.10          2,110,334        $ .16
Granted........................    2,631,000         $.17          6,309,824        $1.10
  Exercised....................   (1,261,332)        $.13           (851,140)       $ .52
  Cancelled....................     (427,334)        $.11           (523,190)       $ .53
                                 -----------                      ----------
Outstanding at end of year.....    2,110,334         $.16          7,045,828        $ .92
                                 ===========                      ==========
Exercisable at end of year.....       72,468         $.11            931,614        $ .76
Weighted fair value per
  share........................  $     .0261                      $    .1512
                                 ===========                      ==========

                                                             YEAR ENDED
                                                          OCTOBER 31, 1999
                                                    -----------------------------
                                                                      WEIGHTED
                                                                      AVERAGE
                                                      SHARES       EXERCISE PRICE
                                                    -----------    --------------
Outstanding at beginning of period................    7,045,828        $  .92
Granted...........................................    5,356,024        $20.87
  Exercised.......................................   (6,151,368)       $ 1.27
  Cancelled.......................................     (384,872)       $  .94
                                                    -----------
Outstanding at end of period......................    5,865,612        $18.78
                                                    ===========
Exercisable at end of period......................      449,754
Weighted fair value per share.....................  $    9.6708
                                                    ===========

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                             OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
------------------------------------------------------------------------------    -------------------
                                                   WEIGHTED                                  WEIGHTED
                                                    AVERAGE        WEIGHTED                  AVERAGE
OCTOBER 31, 1999                                   REMAINING       AVERAGE                   EXERCISE
RANGE OF EXERCISE PRICES               NUMBER        YEARS      EXERCISE PRICE    NUMBER      PRICE
------------------------              ---------    ---------    --------------    -------    --------
$ 0.100 - $  0.900..................    911,364      7.07           $ 0.36        153,674     $0.33
$ 1.125 - $  4.000..................  3,545,448      9.07           $ 1.90        296,080     $1.15
$49.063 - $109.938..................  1,408,800      9.81           $72.31             --        --
                                      ---------      ----           ------        -------     -----
$ 0.100 - $109.938..................  5,865,612      8.93           $18.78        449,754     $0.87
                                      =========      ====           ======        =======     =====

     At October 31, 1999, 3,621,806 shares issued upon exercise of stock options with a weighted average exercise price of $.3524 were subject to repurchase by Brocade.

8. INCOME TAXES

     Brocade accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based upon the limited operating history of Brocade, the lack of profitability to date and the uncertainty of future profitability. The components of net deferred tax assets are as follows (in thousands):

                                                             OCTOBER 31,
                                                         --------------------
                                                           1998        1999
                                                         --------    --------
Net operating loss carryforwards.......................  $  8,100    $ 16,300
Tax credit carryforwards...............................     1,400       2,000
Capitalized startup costs..............................       300         200
Reserves and accruals..................................     2,200       7,900
Capitalized research expenditures......................       700       1,400
                                                         --------    --------
Total deferred tax assets..............................    12,700      27,800
Less: Valuation allowance..............................   (12,700)    (27,800)
                                                         --------    --------
     Net deferred tax assets...........................  $     --    $     --
                                                         ========    ========

     As of October 31, 1999, Brocade had federal net operating loss carryforwards of approximately $44.0 million and state net operating loss carryforwards of approximately $14.7 million. The federal net operating loss and other tax credit carryforwards expire on various dates between 2010 through 2019. The state net operating loss carryforwards will expire beginning in 2003.

     Under current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

     The following table summarizes the difference between the U.S. Federal statutory rate and Brocade's income tax provision for financial statement purposes (in thousands):

                                                            OCTOBER 31,
                                                               1999
                                                            -----------
Provision for income taxes at statutory rate..............    $   907
State taxes, net of federal benefit.......................        149
Losses for which no tax benefit recognized................     (1,912)
Stock compensation not deductible for tax.................        822
Other.....................................................        140
                                                              -------
Provision for income taxes................................    $   106
                                                              =======

9. RELATED PARTY TRANSACTIONS

     During fiscal 1997, 1998, and 1999, Brocade sold 500,000, 450,000 and 4.7 million shares, respectively, of its common stock to officers and a director of Brocade in consideration for full recourse promissory notes in the aggregate amount of $6.9 million. Should the officers terminate employment, these shares are subject to a right of repurchase by Brocade. The right of repurchase lapses over a four-year period. The notes bear interest at various rates ranging from 4.47% to 6.5% per annum and mature at various dates through May 2006.

10. SUBSEQUENT EVENTS (UNAUDITED)

     In December 1999, Brocade entered into an agreement to lease approximately 210,000 square feet of office, laboratory, and administrative space in San Jose, California. The term of the lease agreement is September 1, 2000 through August 31, 2010, and represents a lease commitment of $6.2 million per year to Brocade. Brocade intends to occupy the space in September 2000 and sub-lease any excess space to offset the rental expense. In conjunction with entering into the lease agreement, Brocade signed an unconditional, irrevocable letter of credit for $6.2 million as security for the lease.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

     Certain information required by Part III is incorporated by reference from Brocade's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for Brocade's fiscal 2000 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this section is incorporated by reference from the information in the section entitled "Election of Directors" in the Proxy Statement. The required information concerning executive officers of the Company is contained in the section entitled "Executive Officers and Directors of the Registrant" in Part I of this Form 10-K.

     Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated by reference.

     For a listing of officers and directors of Brocade, please see Item 4 or page 12.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this section is incorporated by reference from the information in the sections entitled "Election of Directors -- Directors' Compensation", "Executive Compensation" and "Stock Price Performance Graph" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this section is incorporated by reference from the information in the section entitled "Election of Directors -- Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this section is incorporated by reference from the information in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K

        (1) Financial Statements:

           Reference is made to the Index to Financial Statements of Brocade Communications Systems, Inc. under Item 8 in Part II of this Form 10-K.

        (2) Financial Statement Schedules:

           The following financial statement schedule of Brocade Communications Systems, Inc. for the years ended October 31, 1997, October 31, 1998, and October 30, 1999 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Brocade Communications Systems, Inc.

              Schedule II -- Valuation and Qualifying Accounts............   Page 53

     (3) Exhibits:

           The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

 EXHIBIT
  NUMBER                       DESCRIPTION OF DOCUMENT
----------                     -----------------------
 3.2(1)      Amended and Restated Certificate of Incorporation.
 3.4(2)      Bylaws of the Registrant.
 4.1(3)      Form of Registrant's Common Stock certificate.
10.1(4)      Form of Indemnification Agreement entered into between
             Brocade with each of its directors and executive officers.
10.2(5)      1995 Equity Incentive Plan and forms of agreements
             thereunder.
10.3(6)      1998 Equity Incentive Plan and forms of agreements
             thereunder.
10.4(7)      1998 Executive Equity Incentive Plan and forms of agreements thereunder.
10.5(8)      1999 Employee Stock Purchase Plan.
10.6(9)      1999 Director Option Plan and form of agreement thereunder.
10.7(10)     1999 Stock Plan and forms of agreements thereunder.
10.8(11)     Sublease between Symmetricom, Inc. and Brocade dated May 6,
             1997.
10.9(12)     Security and Loan Agreement between Brocade and Imperial
             Bank dated June 19, 1997.
10.10(13)    Amendment to Loan Documents between Brocade and Imperial
             Bank dated January 30, 1998.
10.11(14)    Second Amendment to Loan Documents between Brocade and
             Imperial Bank dated August 17, 1998.
10.12(15)    Third Amendment to Loan Documents between Brocade and
             Imperial Bank dated December 15, 1998.
10.13(16)    Master Equipment Lease Agreement between Venture Lending &
             Leasing, Inc. and the Registrant dated September 5, 1996.
10.14(17)+   Master Purchase Agreement between Dell Products L.P. and
             Brocade dated November 1, 1998.
10.15(18)+   Purchase Agreement between Sequent Computer Systems, Inc.
             and Brocade.
10.16(19)+   Supplement No. 1 to Purchase Agreement between Sequent
             Computer Systems, Inc. and Brocade dated September 26, 1997.
10.17(20)+   OEM Agreement between Storage Technology Corporation and
             Brocade dated May 1, 1998.
10.18(21)    Acknowledgment between Wind River Systems, Inc. and Brocade, dated April 22, 1999.
10.19(22)    Confidential Agreement and General Release of Claims between
             Bruce J. Bergman, The Bergman Family Trust and Brocade dated
             September 23, 1998.
10.20(23)    Letter Agreement with Michael J. Byrd dated April 5, 1999.
10.21(24)+   OEM and License Agreement between Brocade and McDATA
             Corporation, dated April 27, 1999.
10.22(25)    1999 Nonstatutory Stock Option Plan and form of Agreements thereunder.
10.23+       Volume Pricing Agreement between Brocade and Data General
             Corporation dated October 1, 1998.
10.24+       Manufacturing Agreement between Brocade and Solectron
             California Corporation dated July 30, 1999.
10.25        Master Lease Agreement between Brocade and Spieker
             Properties dated             .
23.1         Consent of Arthur Andersen LLP, Independent Public
             Accountants.

 EXHIBIT
  NUMBER                       DESCRIPTION OF DOCUMENT
----------                     -----------------------
27.1         Financial Data Schedule.

---------------
 (1) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

 (2) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

 (3) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

 (4) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

 (5) Incorporated by reference from Brocade's Registration Statement on Form S-8
     (Reg. No. 333-     ).

 (6) Incorporated by reference from Brocade's Registration Statement on Form S-8
     (Reg. No. 333-     ).

 (7) Incorporated by reference from Brocade's Registration Statement on Form S-8
     (Reg. No. 333-     ).

 (8) Incorporated by reference from Brocade's Registration Statement on Form S-8
     (Reg. No. 333-     ).

 (9) Incorporated by reference from Brocade's Registration Statement on Form S-8
     (Reg. No. 333-     ).

(10) Incorporated by reference from Brocade's Registration Statement on Form S-8
     (Reg. No. 333-     ).

(11) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(12) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(13) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(14) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(15) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(16) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(17) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(18) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(19) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(20) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(21) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(22) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(23) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(24) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(25) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

  + Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

     (b) Reports on Form 8-K

          None

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

                                        BALANCE AT    CHARGED TO   REVERSALS TO                  BALANCE AT
                                       BEGINNING OF   COSTS AND     COSTS AND                      END OF
DESCRIPTION                               PERIOD       EXPENSES      EXPENSES     (DEDUCTIONS)     PERIOD
-----------                            ------------   ----------   ------------   ------------   ----------
                                                                  (IN THOUSANDS)
Allowance for doubtful accounts:
1997.................................      $ --         $  100         $--            $ --         $  100
  1998...............................       100            178          --              --            278
  1999...............................       278            596          (4)            (52)           818
Sales returns and allowances:
  1997...............................      $ --         $   --         $--            $ --         $   --
  1998...............................        --              7          --              --              7
  1999...............................         7          1,622          --              --          1,629

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 28, 2000.

                                          Brocade Communications Systems, Inc.
                                          (Registrant)

                                          By:     /s/ GREGORY L. REYES
                                            ------------------------------------
                                                      Gregory L. Reyes
                                            President, Chief Executive Officer,
                                                         and Director
                                                      January 28, 2000

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory L. Reyes and Michael J. Byrd, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                SIGNATURE                                   TITLE                           DATE
                ---------                                   -----                           ----
           /s/ GREGORY L. REYES             President, Chief Executive Officer,       January 28, 2000
------------------------------------------    and Director
             Gregory L. Reyes

           /s/ MICHAEL J. BYRD              Vice President, Finance and Chief         January 28, 2000
------------------------------------------    Financial Officer
             Michael J. Byrd

            /s/ SETH D. NEIMAN              Chairman of the Board                     January 28, 2000
------------------------------------------
              Seth D. Neiman

             /s/ NEAL DEMPSEY               Director                                  January 28, 2000
------------------------------------------
               Neal Dempsey

             /s/ MARK LESLIE                Director                                  January 28, 2000
------------------------------------------
               Mark Leslie

                                            Director                                  January 28, 2000
------------------------------------------
             Larry W. Sonsini