Form 10-K/A
period 1999-10-31
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2000-01-31
CIK 1009626

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-K/A

                                AMENDMENT NO. 1

                                   (MARK ONE)

         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $7,623,743,904 as of December 30, 1999, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      BROCADE COMMUNICATIONS SYSTEMS, INC.
                                   FORM 10-K

                                     INDEX

                                   PART I
                                                                        PAGE
                                                                         --
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   12
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   12
                                  PART II
Item 5.   Market For Registrant's Common Equity and Related
          Stockholder Matters.........................................   12
Item 6.   Selected Financial Data.....................................   13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results
          of Operations...............................................   15
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   27
Item 8.   Financial Statements and Supplementary Data.................   27
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   46
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   46
Item 11.  Executive Compensation......................................   48
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   48
Item 13.  Certain Relationships and Related Transactions..............   48
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   48
SIGNATURES............................................................   53

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

BACKLOG

     Brocade's order backlog as of October 31, 1999 was approximately $44 million. Sales of Brocade's products are generally made pursuant to standard purchase orders that are cancelable without significant penalties. In addition, purchase orders are subject to price renegotiations and to changes in quantities of products and delivery schedules in order to reflect changes in customers' requirements and manufacturing availability. As a result, a portion of backlog at any given time may never be realized by Brocade. Brocade's business is characterized by short lead time orders and quick delivery schedules. In addition, Brocade's actual shipments depend on the manufacturing capacity of Brocade's suppliers and the availability of products from such suppliers. As a result of the foregoing factors, Brocade does not believe that backlog at any given time is a meaningful indicator of future sales.

EMPLOYEES

     As of October 31, 1999, we had 182 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

     We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. At October 31, 1999, there were approximately 292 stockholders of record of Brocade's common stock.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   28
Balance Sheets..............................................   29
Statements of Operations....................................   30
Statements of Redeemable Convertible Preferred Stock and
  Stockholders' Equity (Deficit)............................   31
Statements of Cash Flows....................................   32
Notes to Financial Statements...............................   33

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

  Concentrations of Credit Risk

     Financial instruments that potentially subject Brocade to concentrations of credit risk consist primarily of cash equivalents and short-term investments and accounts receivable. Brocade invests only in high credit quality short-term debt instruments and limits the amount of credit exposure to any one entity. A majority of Brocade's trade receivable balance is derived from sales to original equipment manufacturers in the computer storage and server industry. At October 31, 1998 approximately 76% of accounts receivable was concentrated with four customers. At October 31, 1999 approximately 74% of accounts receivable was concentrated with four customers. Brocade performs on going credit evaluations of its customers and generally does not require collateral on accounts receivable. Brocade provides reserves for credit losses and product sales returns.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

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

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

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

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

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

              Schedule II -- Valuation and Qualifying Accounts............   Page 52

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

---------------
 (1) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

 (2) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

 (3) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

 (4) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

 (5) Incorporated by reference from Brocade's Registration Statement on Form S-8 (Reg. No. 333-95653).

 (6) Incorporated by reference from Brocade's Registration Statement on Form S-8 (Reg. No. 333-95653).

 (7) Incorporated by reference from Brocade's Registration Statement on Form S-8 (Reg. No. 333-95653).

 (8) Incorporated by reference from Brocade's Registration Statement on Form S-8 (Reg. No. 333-95653).

 (9) Incorporated by reference from Brocade's Registration Statement on Form S-8 (Reg. No. 333-95653).

(10) Incorporated by reference from Brocade's Registration Statement on Form S-8 (Reg. No. 333-95653).

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 28, 2000.

                                          Brocade Communications Systems, Inc.

                                          By:     /s/ GREGORY L. REYES
                                            ------------------------------------
                                                      Gregory L. Reyes
                                            President, Chief Executive Officer,
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                SIGNATURE                                   TITLE                           DATE
                ---------                                   -----                           ----
                    *                       President, Chief Executive Officer,       January 28, 2000
------------------------------------------    and Director
             Gregory L. Reyes

                    *                       Vice President, Finance and Chief         January 28, 2000
------------------------------------------    Financial Officer
             Michael J. Byrd

                    *                       Chairman of the Board                     January 28, 2000
------------------------------------------
              Seth D. Neiman

                    *                       Director                                  January 28, 2000
------------------------------------------
               Neal Dempsey

                    *                       Director                                  January 28, 2000
------------------------------------------
               Mark Leslie

                                            Director                                  January 28, 2000
------------------------------------------
             Larry W. Sonsini

         *By: /s/ MICHAEL J. BYRD
 ----------------------------------------
             Michael J. Byrd
             Attorney-in-Fact

                                 EXHIBIT INDEX

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

---------------
 (1) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

 (2) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

 (3) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

 (4) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

 (5) Incorporated by reference from Brocade's Registration Statement on Form S-8 (Reg. No. 333-95653).

 (6) Incorporated by reference from Brocade's Registration Statement on Form S-8 (Reg. No. 333-95653).

 (7) Incorporated by reference from Brocade's Registration Statement on Form S-8 (Reg. No. 333-95653).

 (8) Incorporated by reference from Brocade's Registration Statement on Form S-8 (Reg. No. 333-95653).

 (9) Incorporated by reference from Brocade's Registration Statement on Form S-8 (Reg. No. 333-95653).

(10) Incorporated by reference from Brocade's Registration Statement on Form S-8 (Reg. No. 333-95653).

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