Form 10-K/A
period 1999-10-31
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2000-02-28
CIK 1009626

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER: 000-25601
                      BROCADE COMMUNICATIONS SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               -------------------

                 DELAWARE
(STATE OR OTHER JURISDICTION OF INCORPORATION                 77-0409517
             OR ORGANIZATION)                   (I.R.S. EMPLOYER IDENTIFICATION NUMBER)


                             1901 GUADALUPE PARKWAY
                           SAN JOSE, CALIFORNIA 95131
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)
                                 (408) 487-8000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

     To the best of the Company's knowledge, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $8,845,632,997 as of December 30, 1999, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares of Common Stock of the Registrant outstanding as of December 30, 1999 was 107,709,382 (as adjusted for a split of the Company's Common Stock to be effected as of March 14, 2000).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("Commission") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Two late reports on Form 4 were filed in January 2000 with respect to distributions made to Neal Dempsey, a director of the Company, by Bay Partners SBIC, L.P. in August 1999 and September 1999. An amended From 4 was filed in February 2000 with respect to distributions made to Larry W. Sonsini, a director of the Company, by WS Investment Company 98B in August 1999. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, other than the exceptions described in this paragraph, during fiscal 1999 all executive officers and directors of the Company complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following Summary Compensation Table sets forth certain information regarding the compensation of the Chief Executive Officer of the Company and the other four most highly compensated executive officers of the Company (the "Named Executive Officers") for services rendered in all capacities to the Company in the fiscal years ended October 31, 1998 and October 31, 1999. The entries under the column heading "Other Compensation" in the table represent the cost of term life insurance for each Named Executive Officer. The share amounts below are adjusted to reflect a two-for-one split of the Company's Common Stock effected as of December 3, 1999 and a two-for-one split of the Company's Common Stock to be effected as of March 14, 2000 (the "Stock Splits").

                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                                                    AWARDS
                                                                                 ------------
                                                        ANNUAL COMPENSATION       SECURITIES
                                             FISCAL    ---------------------      UNDERLYING        ALL OTHER
       NAME AND PRINCIPAL POSITION            YEAR     SALARY($)    BONUS($)      OPTIONS(#)     COMPENSATION($)
----------------------------------------     ------    ---------    --------     ------------    ---------------
Gregory L. Reyes......................        1999      $200,000    $150,000              --         $    576
   President and Chief Executive Officer      1998        60,606          --       6,142,648              480

Kumar Malavalli.......................        1999       167,160      21,071         134,000              475
   Vice President, Technology                 1998       162,840      13,027              --            1,188

Peter J. Tarrant......................        1999       143,750      46,250         200,000              432
   Vice President, Marketing and              1998       109,848      33,021         800,000              870
   Business Development

Victor M. Rinkle......................        1999       171,875      20,188         160,000              504
   Vice President, Operations                 1998       115,340      39,375         800,000              990

Charles W. Smith......................        1999       120,000      62,250         140,000          272,782(1)
   Vice President, Worldwide Sales            1998       118,500          --         140,000           87,306(1)

----------------------------
(1)  Also includes amounts earned by Mr. Smith as commissions.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information for each grant of options to purchase the Company's Common Stock during fiscal 1999 to each of the Named Executive Officers. All of these options granted by the Company were granted under the 1995 Equity Incentive Plan and the 1998 Equity Incentive Plan which, together with the Company's 1998 Executive Equity Incentive Plan, have been combined and continue as the Company's 1999 Stock Plan. All of these options have a term of 10 years, subject to earlier termination in the event the optionee's services to the Company cease. The share amounts and per share prices below are adjusted to reflect the Stock Splits.

                                                 INDIVIDUAL GRANTS
                             -------------------------------------------------------
                                           PERCENT OF                                  POTENTIAL REALIZABLE VALUE
                             NUMBER OF    TOTAL OPTIONS                                AT ASSUMED ANNUAL RATES OF
                             SECURITIES     GRANTED TO                                 STOCK PRICE APPRECIATION
                             UNDERLYING     EMPLOYEES    EXERCISE PRICE                    FOR OPTION TERM(1)
                              OPTIONS       IN FISCAL       PER SHARE     EXPIRATION   --------------------------
NAME                         GRANTED(2)    FISCAL 1999   ($/SHARE)(3)(4)     DATE          5%            10%
-------------------------    ----------   -------------  ---------------  ----------   ----------    ------------
Gregory L. Reyes.........           --          --              --              --             --             --
Kumar Malavalli (5)......      134,000        1.11%        $   1.25        2/26/09     $  105,340    $   266,952
Peter J. Tarrant.........      200,000        1.65            51.7032      10/4/09      6,503,173     16,480,317
Victor M. Rinkle.........      160,000        1.32             1.25         4/1/09        125,779        318,748
Charles W. Smith (6).....      140,000        1.16             0.5625      12/7/08         49,525        125,507

--------------------
(1)  Potential realizable values are (i) net of exercise price before taxes,
     (ii) based on the assumption that the Common Stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the ten-year option term and (iii) based on the assumption that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price. These numbers are calculated based on the requirements promulgated by the Commission and do not reflect the Company's estimate of future stock price growth.

(2) All options shown granted to Mr. Malavalli, Mr. Rinkle and Mr. Smith in fiscal 1999 vest with respect to 25% of the shares underlying The option starting one year after the date of grant, with 1/48th of the shares vesting at the end of every month thereafter, with full vesting occurring on the fourth anniversary of the date of grant. The option granted to Mr. Tarrant in fiscal 1999 vests as follows: (i) with respect to 80,000 of the shares underlying the option, 1/36 of the shares vest at the end of every month after the date of grant, with full vesting occurring on the third anniversary of the date of grant, and (ii) with respect to 120,000 of the shares underlying the option, the option vests starting three years after the date of grant with 1/12 of the shares vesting at the end of every month thereafter with full vesting occurring on the fourth anniversary of the date of grant. Under the Plans, the Board of Directors retains the discretion to modify the terms, including the price, of outstanding options.

(3) Options were granted at an exercise price equal to the fair market value of the Company's Common Stock, as determined by reference to the closing price reported on the Nasdaq National Market on the date of grant, or as determined by the Board of Directors prior to the Company's securities being traded on the Nasdaq National Market. The Board of Directors based its determination on the Company's financial results and prospects, the share price derived for arms-length transactions and evaluations conducted by valuation experts.

(4) Exercise price and tax withholding obligations may be paid in cash, promissory note, by delivery of already-owned shares subject to certain conditions, or pursuant to a cashless exercise procedure.

(5) Mr. Malavalli's options have been exercised subject to a right of repurchase by the Company at the original exercise price paid per share upon Mr. Malavalli's cessation of service with the Company prior to vesting of the shares. The repurchase right lapses and Mr. Malavalli vests as to 25% of the option shares upon completion of one year of service from the date of grant and the balance in a series of equal monthly installments over the next three years of service.

(6) Mr. Smith's options have been exercised subject to a right of repurchase by the Company at the original exercise price paid per share upon Mr. Smith's cessation of service with the Company prior to vesting of the shares. The repurchase right lapses and Mr. Smith vests as to 25% of the option shares upon completion of one year of service from the date of grant and the balance in a series of equal monthly installments over the next three years of service. In the event of a termination without cause or constructive termination other than for cause at any time during the first year following a change of control, these options will fully vest. Mr. Smith's options have been exercised in conjunction with a promissory note and a stock pledge agreement. See "Certain Relationships and Related Transactions -- Loans to Certain Executive Officers" for descriptions of these exercises.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information with respect to the Named Executive Officers concerning exercisable and unexercisable options held as of October 31, 1999. The share amounts and per share prices below are adjusted to reflect the Stock Splits.

                                                        NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                            SHARES        VALUE      OPTIONS AT OCTOBER 31, 1999   AT OCTOBER 31, 1999(2)
                         ACQUIRED ON    REALIZED     --------------------------- -------------------------
NAME                     EXERCISE(#)     ($)(1)       VESTED        UNVESTED       VESTED       UNVESTED
-----------------------  -----------   ----------    ---------      ---------    -----------  ------------
Gregory L. Reyes(3)....   6,142,648    $        0           --             --             --   $        --
Kumar Malavalli(4).....     134,000       134,000           --             --             --            --
Peter J. Tarrant.......          --            --           --        200,000             --     3,110,000
Victor M. Rinkle(5)....     800,000             0           --        160,000             --    10,560,000
Charles W. Smith(6)....     280,000             0           --             --             --            --

----------------------
(1) Market value of the Company's Common Stock at the exercise date minus the exercise price.

(2) Market value of the Company's Common Stock at fiscal year-end minus the exercise price. The market value of the Company's Common Stock on October 29, 1999 was $67.25 per share (as adjusted for two two-for-one splits of the Company's Common Stock that occurred after the end of fiscal 1999).

(3) Of the exercised shares, 4,223,072 shares are subject to repurchase by the Company upon Mr. Reyes' cessation of service with the Company prior to the vesting of the shares.

(4) Of the exercised shares, 134,000 shares are subject to repurchase by the Company upon Mr. Malavalli's cessation of service with the Company prior to the vesting of the shares.

(5) Of the exercised shares, 450,000 shares are subject to repurchase by the Company upon Mr. Rinkle's cessation of service with the Company prior to the vesting of the shares.

(6) Of the exercised shares, 428,334 shares are subject to repurchase by the Company upon Mr. Smith's cessation of service with the Company prior to the vesting of the shares.



CHANGE OF CONTROL AND SEVERANCE ARRANGEMENTS

     Options granted to Mr. Malavalli, Mr. Rinkle and Mr. Smith under the Company's 1999 Stock Plan will vest fully in the event that these individuals are terminated without cause or are constructively terminated at any time during the first year following a change of control of the Company.

      Mr. Reyes's option agreement originally under the 1998 Equity Incentive Plan provides that if, during the first year of his employment, he is terminated other than:

     o constructively or without cause during the first year following a change of control; or

     o    for cause,

Mr. Reyes will vest as to 767,832 shares plus a number of shares equal to 127,972 multiplied by the number of full months of his service to the Company. If Mr. Reyes is terminated any time after the first year of his employment, other than:

     o constructively or without cause during the first year following a change of control; or

     o    for cause,

Mr. Reyes will vest as to 767,832 shares in addition to any shares that have vested under the normal four-year vesting schedule contemplated by the agreement. Moreover, upon a change of control, one-half of Mr. Reyes's unvested shares vest in addition to any shares that have vested under the normal four-year vesting schedule contemplated by the agreement, and if Mr. Reyes is constructively terminated or terminated without cause during the first year following the change of control, then all of his unvested shares subject to this option will vest.

     Mr. Reyes's option agreement originally under the 1998 Executive Equity Incentive Plan provides that if he is terminated at any time on or after May 13, 2001, other than:

     o constructively or without cause during the first year following a change of control; or

     o    for cause,

then, in addition to any shares that have vested under the normal four-year vesting schedule contemplated by the agreement, 767,832 additional shares will vest, less the number of shares that may vest as a result of his termination pursuant to the option agreement under the former 1998 Equity Incentive Plan as described above. In addition, upon a change of control, one-half of Mr. Reyes's unvested shares vest in addition to any shares that have vested under the normal four-year vesting schedule contemplated by the agreement, and if Mr. Reyes is constructively terminated or terminated without cause during the first year following the change of control, then, all of his unvested shares subject to this option will vest. The share amounts set forth above are adjusted to reflect the Stock Splits.

     In addition, pursuant to a letter agreement, if Mr. Reyes is constructively terminated or terminated without cause upon a change of control, he will receive a severance payment of one year of his base salary plus his expected bonus for the then current fiscal year under the 1999 Key Employee Incentive Program, as described below.

     The Company entered into a Confidential Agreement and General Release of Claims with Jack Bergman, the Company's former President, Chief Executive Officer and director, effective as of September 23, 1998. This agreement outlines the terms governing Mr. Bergman's termination of employment, as a member of the Company's board of directors and as a consultant to the Company. In exchange for and pursuant to the agreement, the Company agreed to provide Mr. Bergman with the following severance benefits for one year following his termination date:

     o    base salary at his then current rate;

     o    existing employee health benefits insurance; and

     o continued vesting of 64,460 shares per month of Mr. Bergman's unvested shares of the Company's Common Stock, until the complete vesting of his 3,094,112 total shares occurred.

     The share amounts above are adjusted to reflect the Stock Splits. The agreement also includes a release of claims relating to or arising from Mr. Bergman's relationship with the Company and the continued obligation of confidentiality with regard to the Company's proprietary information. All severance benefits under this agreement have been paid or provided by the Company and Mr. Bergman's stock has fully vested.

1999 KEY EMPLOYEE INCENTIVE PROGRAM

     During fiscal 1999 the Company compensated its key employees under the 1999 Key Employee Incentive Program, an executive bonus program pursuant to which selected key employees of the Company were eligible for quarterly and annual cash bonuses based upon achieving specified individual and company-wide objectives, including revenue targets. For

Mr. Smith, bonuses were not based on the 1999 Key Employee Incentive Program, but rather on achievement of sales revenue and other specified sales objectives.

DIRECTORS' COMPENSATION

     Directors currently do not receive any cash compensation from the Company for their services as members of the board of directors, although the Company is authorized to pay members for attendance at meetings or a salary in addition to reimbursement for expenses in connection with attendance at meetings. Certain non-employee directors have received grants of options to purchase shares of the Common Stock of the Company, including automatic option grants under the Company's 1999 Director Option Plan. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions--Stock Option Grants and Loan to Certain Directors." Non-employee directors are entitled to participate in the 1999 Director Option Plan. However, Mr. Leslie and Mr. Sonsini will be excluded from receiving option grants under the Director Plan until January 31, 2002. The Director Plan provides for the automatic grant of 10,000 shares (as adjusted to reflect the Stock Splits) of Common Stock to each non-employee director on the date on which such person first becomes a non-employee director. After the first 10,000 share option is granted to the non-employee director, he or she shall automatically be granted an option to purchase 10,000 shares each quarter of each year, provided that he or she shall have served on the board for at least the preceding month. Each option shall have a term of 10 years. Each option granted under the Director Plan will vest 100% and become fully exercisable on the first anniversary of the date of grant. The exercise price of all options shall be 100% of the fair market value per share of the Common Stock, generally determined with reference to the closing price of the Common Stock as reported on the Nasdaq National Market on the date of grant.

     In the event of a merger, or the sale of substantially all of the assets of the Company and if the option is not assumed or substituted, the option will terminate unless exercised. Options granted under the Director Plan must be exercised within three months of the end of the optionee's tenure as a director of the Company, or within 12 months after such director's termination by death or disability, but not later than the expiration of the option's ten-year term.

REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

     The following is the report of the Board of Directors with respect to the compensation paid to the Company's executive officers during fiscal 1999. Actual compensation earned during fiscal 1999 by the Named Executive Officers is shown in the Summary Compensation Table.

     Compensation Philosophy

     The Company operates in the extremely competitive and rapidly changing high technology industry. The Board believes that the compensation programs for the executive officers should be designed to attract, motivate and retain talented executives responsible for the success of the Company and should be determined within a competitive framework and based on the achievement of designated business objectives, individual contribution, customer satisfaction and financial performance. Within this overall philosophy, the Board's objectives are to:

     o Provide a competitive total compensation package that takes into consideration the compensation practices of companies with which the Company competes for executive talent.

     o Provide variable compensation opportunities that are linked to achievement of financial, organization, management, and individual performance goals.

     o Align the financial interests of executive officers with those of stockholders by providing executives with an equity stake in the Company.

     Components of Executive Compensation

     The compensation program for the Company's executive officers consists of the following components:

     o    Base Salary

     o    Quarterly and Annual Cash Incentives

     o    Long-Term Stock Option Incentives

     Base Salary

     The Board of Directors reviewed and approved fiscal 1999 salaries for the Chief Executive Officer and other Named Executive Officers at the beginning of the fiscal year. Base salaries were established by the Board based upon competitive compensation data, an executive's job responsibilities, level of experience, individual performance and contribution to the business. In making base salary decisions, the Board exercised its discretion and judgment based upon these factors. No specific formula was applied to determine the weight of each factor. The Board based its determination of Mr. Reyes' salary on both his individual performance and the salaries paid to chief executive officers of peer companies.

     Quarterly and Annual Cash Incentives

     Quarterly and annual incentive bonuses for executive officers are intended to reflect the Board's belief that a significant portion of the compensation of each executive officer should be contingent upon the performance of the Company, as well as the individual contribution of each executive officer. To carry out this philosophy, the Company has implemented a variable compensation bonus plan, which compensates officers in the form of quarterly and annual cash bonuses. During the fiscal year, the executive officers were eligible for a target quarterly and annual incentive bonus, calculated by the Committee as a percentage of the officers' base salary. At the beginning of fiscal 1999, the Board established target bonuses for each executive officer as a percentage of the officer's base salary. The target level of bonuses that the executive officers were eligible to receive varied from 10% to 50% of base salaries. The variable compensation bonus plan is intended to motivate and reward executive officers by directly linking the amount of any cash bonus to specific Company-based performance targets and specific individual-based performance targets. The quarterly bonus amounts are tied to specific individual, team and product - based performance targets. The annual bonus amounts are tied to Company-based performance goals such as specific levels of revenue and profit. The Board evaluates the performance of the executive officers and the Company and approves a performance rating based upon the results of its evaluation. In fiscal 1999, Mr. Reyes and the other Named Executive Officers were paid the bonus amounts shown in the Summary Compensation Table as the Company exceeded its corporate performance targets for revenue and profit. Mr. Reyes was eligible for an annual bonus targeted at 50% of his base salary upon achievement of specific milestones. These milestones were related to both individual performance factors and company performance targets.

     Long-Term Stock Option Incentives

     The Board provides the Company's executive officers with long-term incentive compensation through grants of options to purchase the Company's Common Stock. The goal of the long-term stock option incentive program is to align the interests of executive officers with those of the Company's stockholders and to provide each executive officer with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. It is the belief of the Board that stock options directly motivate an executive to maximize long-term stockholder value. The options also utilize vesting periods that encourage key executives to continue in employ of the Company. The Board considers the grant of each option subjectively, reviewing factors such as the individual performance, the anticipated future contribution toward the attainment of the Company's long-term strategic performance goals and the number of unvested options held by each individual at the time of the new grant. In fiscal 1999, no options were granted to Mr. Reyes because the Board believed that his current option status was competitive based on market data and his future vesting.

SECTION 162(m)

     The Company has considered the potential future effects of Section 162(m) of the Internal Revenue Code on the compensation paid to the Company's executive officers. Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1.0 million in any taxable year for any of the Named Executive Officers, unless compensation is performance-based. The Company has adopted a policy that, where reasonably practicable, the Company will seek to qualify the variable compensation paid to its executive officers for an exemption from the deductibility limitations of
Section 162(m).

          Respectfully submitted by:

          Seth D. Neiman
          Neal Dempsey
          Mark Leslie
          Gregory L. Reyes
          Larry W. Sonsini

PERFORMANCE GRAPH

Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company's Common Stock with the cumulative return of the NASDAQ Market Index and of the SIC Code Computer Peripheral Equipment Index for the period commencing May 25, 1999 and ending on October 31, 1999. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point.

[The following descriptive data is supplied in accordance with Rule 304(d) of Regulation S-T]

                                           5/25/1999  5/28/1999  6/30/1999  7/30/1999  8/31/1999  9/30/1999  10/29/1999
Brocade Communications Systems, Inc.          100.00     142.54     213.12     261.60     415.75     464.09      594.48
SIC Code Computer Peripheral
  Equipment Index                             100.00     100.00     114.86     111.05     121.12     123.76      135.09
NASDAQ Market Index                           100.00     100.00     108.54     106.61     110.27     110.43      118.97

-----------------

(1) The graph assumes that $100 was invested on May 25, 1999 in the Company's Common Stock, the NASDAQ Market Index and the SIC Code Computer Peripheral Equipment Index and that all dividends were reinvested. No dividends have been declared or paid on the Company's Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

     The information contained above under the captions "Report of the Board of Directors on Executive Compensation" and "Performance Graph" shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1999, none of the members of the compensation committee was an officer or employee of the Company. Seth D. Neiman served as the Company's President and Chief Executive Officer from August 1995 to June 1996. No member of the compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's board of directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of February 24, 2000 as to (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the executive officers named in the Summary Compensation Table below and
(iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, the address of each listed stockholder is c/o Brocade Communications Systems, Inc., 1901 Guadalupe Parkway, San Jose, California 95131. The share amounts below are adjusted to reflect the Stock Splits.

                                              NUMBER OF SHARES       PERCENT OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER         BENEFICIALLY OWNED    BENEFICIALLY OWNED(1)
-------------------------------------------  ------------------    ---------------------
NAMED EXECUTIVE OFFICERS AND DIRECTORS
Gregory L. Reyes(2)........................      4,796,440               4.4%
Kumar Malavalli(3).........................      2,005,720               1.9
Peter J. Tarrant(4)........................        697,988               *
Victor M. Rinkle(5)........................        739,660               *
Charles W. Smith(6)........................        643,660               *
Neal Dempsey(7)............................      1,801,716               1.7
Mark Leslie(8).............................        438,680               *
Seth D. Neiman(9)..........................        344,876               *
c/o Crosspoint Venture Partners
   2925 Woodside Road
   Woodside, CA 94062
Larry W. Sonsini...........................         44,616               *

5% STOCKHOLDERS
FMR Corp...................................     15,434,600              14.2
   82 Devonshire St.
   Boston, MA 02109
All Executive Officers and Directors            15,455,324              14.2
   as a group (12 persons)(10)

------------------------
* Less than 1%

(1) Applicable percentage ownership is based on 108,342,098 shares of Common Stock outstanding as of February 24, 2000 together with applicable options for such stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission"), and includes voting and investment power with respect to shares. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days after February 24, 2000 are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. Except as noted in the footnotes to this table, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of the Company's Common Stock shown as beneficially owned by them.

(2) All shares listed are held by The Reyes Family Trust. Includes options to purchase 20,000 shares of Common Stock exercisable within 60 days of February 24, 2000.

(3) All shares listed are held by The Malavalli Revocable Trust. Includes options to purchase 1,736 shares of Common Stock exercisable within 60 days of February 24, 2000.

(4) Includes options to purchase 13,332 shares of Common Stock exercisable within 60 days of February 24, 2000.

(5) All shares are held by Victor Rinkle and Paula Rinkle as community property. Includes options to purchase 160,000 shares of Common Stock exercisable within 60 days of February 24, 2000.

(6) Includes 36,000 shares held by Charles Whitney Smith and Helen Clute Smith Irrevocable Trust for the benefit of Chelsea Marcelle Smith and Alexander Joseph Smith Dated April 30, 1999. Mr. Smith disclaims beneficial ownership in these shares. The balance of the shares are held by Charles Smith and Helen Smith as joint tenants.

(7) Mr. Dempsey is a general partner of Bay Partners SBIC, L.P. and is a director of Brocade. Includes 1,753,968 shares held by Bay Partners SBIC, L.P. Mr. Dempsey disclaims beneficial ownership of shares held by this entity, except to the extent of his proportional interest arising from his partnership interest in Bay Partners SBIC, L.P. Includes 47,748 shares held by The Dempsey Family Limited Partnership.

(8) Includes 106,656 shares held by Leslie Investments, LLC and 332,024 shares held by The Leslie Family Trust.

(9) Mr. Neiman is a partner of Crosspoint Venture Partners and the Chairman of the Board. Includes 315,824 shares held by Crosspoint Venture Partners LS Fund 1997. Mr. Neiman disclaims beneficial ownership of shares held by these entities, except for his proportional interest arising from his partnership interest in Crosspoint Venture Partners.

(10) Includes options to purchase 134,760 shares of Common Stock exercisable within 60 days of February 24, 2000.

------------------------
* Less than one percent of the outstanding Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since the Company's inception in August 1995, there has not been nor is there currently proposed any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer, holder of more than 5% of the common stock of the Company or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than (1) compensation agreements and other arrangements, which are described where required in "Change of Control and Severance Agreements" and (2) the transactions described below.

TRANSACTIONS WITH DIRECTORS, EXECUTIVE OFFICERS AND 5% STOCKHOLDERS

LOANS TO CERTAIN EXECUTIVE OFFICERS

     On April 11, 1997, the Company loaned $30,000 to Charles W. Smith, the Company's Vice President, Worldwide Sales, secured by a stock pledge agreement, in connection with his purchase of 400,000 shares of the Company's common stock for $0.075 per share. This note accrues interest at the rate of 6.5% per annum, compounded semi-annually, and is due on February 27, 2001. On January 13, 1998, the Company loaned $15,000 to Mr. Smith, secured by a stock pledge agreement, in connection with his purchase of 100,000 shares of the Company's common stock for $0.15 per share. This note accrues interest at the rate of 6.5% per annum, compounded semi-annually, and is due on January 13, 2003. On December 26, 1998, the Company loaned $78,750 to Mr. Smith, secured by a stock pledge agreement, in connection with his purchase of 140,000 shares of the Company's Common Stock for $0.5625 per share. This note accrues interest at the rate of 5% per annum, compounded semi-annually, and is due on January 15, 2003. On January 25, 1999, the Company loaned $78,750 to Mr. Smith, secured by a stock pledge agreement, in connection with his purchase of 140,000 shares of the Company's Common Stock for $0.5625 per share. This note accrues interest at the rate of 5% per annum, compounded semi-annually, and is due on December 31, 2003. The principal amounts and accrued interest on all notes remain outstanding. The share amounts and per share prices above are adjusted to reflect the Stock Splits.

     On April 11, 1997, the Company loaned $45,000 to B. Carl Lee, the Company's former Vice President, Finance and Chief Financial Officer, secured by a stock pledge agreement, in connection with his purchase of 600,000 shares of the Company's Common Stock for $0.075 per share. This note accrues interest at the rate of 6.5% per annum, compounded semi-annually, and is due on December 2, 2001. On December 31, 1998, the Company loaned $112,500 to Mr. Lee, secured by a stock pledge agreement, in connection with his purchase of 200,000 shares of the Company's Common Stock for $0.5625 per share. This note accrues interest at the rate of 6.5% per annum, compounded semi-annually, and is due on December 31, 2003. The share amounts and per share prices above are adjusted to reflect the Stock Splits. The entire principal balance and all accrued interest under these notes have been repaid.

     On January 26, 1998, the Company loaned $360,000 to Peter J. Tarrant, the Company's Vice President, Marketing and Business Development, secured by a stock pledge agreement, in connection with his purchase of 800,000 shares of the Company's Common Stock for $0.45 per share (as adjusted to reflect the Stock Splits). This note accrues interest at the rate of 6.5% per annum, compounded semi-annually, and is due on January 26, 2003. A principal balance of $180,000 plus accrued interest of $3,413 on this note remain outstanding.

     On December 8, 1998, the Company loaned $647,854 to Gregory L. Reyes, the Company's President and Chief Executive Officer, secured by a stock pledge agreement, in connection with his purchase of 1,151,740 shares of the Company's Common Stock for $0.5625 per share. This note accrues interest at the rate of 4.47% per annum, compounded semi-annually, and is due on May 24, 2000. Also on December 8, 1998, the Company loaned $2,807,386 to Mr. Reyes, secured by a stock pledge agreement, in connection with his purchase of 4,990,908 shares of the Company's Common Stock for $0.5625 per share. This note accrues interest at the rate of 4.47% per annum, compounded semi-annually, and is due on May 24, 2000. A principal balance of $3,117,740 and accrued interest in the amount of $185,765 remain outstanding on both notes. The share amounts and per share prices above are adjusted to reflect the Stock Splits.

     On December 24, 1998, the Company loaned $450,000 to Victor M. Rinkle, the Company's Vice President, Operations, secured by a stock pledge agreement, in connection with his purchase of 800,000 shares of the Company's Common Stock for $0.5625 per share (as adjusted to reflect the Stock Splits). This note accrues interest at the rate of 6.5% per annum, compounded semi-annually, and is due on December 24, 2004. A principal balance of $369,000 and accrued interest in the amount of $20,454 remain outstanding on this note.

     On April 1, 1999, the Company loaned $1,650,000 to Michael J. Byrd, the Company's Vice President, Finance and Chief Financial Officer. The loan is secured by a stock pledge agreement, in connection with his purchase of 1,320,000 shares of the Company's Common Stock pursuant to a nonqualified stock option for $1.25 per share (as adjusted to reflect the Stock Splits). The note accrues interest at the rate of 5.21% per annum, compounded semi-annually, and is due on April 1, 2006. A principal balance of $1,485,000 and accrued interest in the amount of $45,132 remain outstanding on this note.

     On April 21, 1999, the Company loaned $100,000 to Paul R. Bonderson, Jr., the Company's Vice President, Engineering. The loan was secured by a stock pledge agreement. This note accrued interest at the rate of 5.21% per annum, compounded semi-annually, and was due on April 21, 2004. The entire principal balance and all accrued interest under this note has been repaid.

     On May 17, 1999 the Company loaned $312,562 to Jean Zorzy, the Company's Vice President of Program Management, secured by a stock pledge agreement, in connection with her purchase of 145,000 shares of the Company's Common Stock for $0.5625 per share and 132,000 shares of the Company's Common Stock for $1.75 per share (as adjusted to reflect the Stock Splits). This note accrues interest at the rate of 6.5% per annum, compounded semi-annually, and is due on May 17, 2004. A principal balance of $305,531 and accrued interest in the amount of $9,047 remain outstanding on this note.

STOCK OPTION GRANTS AND LOAN TO CERTAIN DIRECTORS

     On January 6, 1999, the Company granted to Mark Leslie, a director of Brocade, a fully vested stock option under the 1999 Stock Plan to purchase 487,424 shares of the Company's common stock at $0.5625 per share. On January 28, 1999, the Company loaned $274,176 to Mr. Leslie, secured by a stock pledge agreement, in connection with his purchase of 487,424 shares of the Company's Common Stock for $0.5625 per share. The share amounts and per share prices above are adjusted to reflect the Stock Splits. The entire principal balance was repaid before any interest accrued under this note.

     On January 29, 1999, the Company granted to Larry W. Sonsini, a director of Brocade, a fully vested stock option under the 1999 Stock Plan to purchase 487,424 shares of the Company's Common Stock at $1.25 per share (as adjusted to reflect the Stock Splits). Mr. Sonsini is also a partner of Wilson Sonsini Goodrich & Rosati, P.C., a law firm, to whom we have paid legal fees in connection with this solicitation.

INDEMNIFICATION

     The Company has entered into indemnification agreements with each of its directors and officers. Such indemnification agreements require the Company to indemnify its directors and officers to the fullest extent permitted by Delaware law.

CONFLICT OF INTEREST POLICY

     The Company believes that all transactions with affiliates described above were made on terms no less favorable to The Company than could have been obtained from unaffiliated third parties. The Company's policy is to require that a majority of the independent and disinterested outside directors on the Board approve all future transactions between Brocade and its officers, directors, principal stockholders and their affiliates. Such transactions will continue to be on terms no less favorable to the Company's than it could obtain from unaffiliated third parties.

     All future transactions, including loans, between the Company and its officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board, including a majority of the independent and disinterested outside directors, and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized on February 28, 2000.

                                            BROCADE COMMUNICATIONS SYSTEMS, INC.


                                            By: /s/ GREGORY L. REYES
                                               ---------------------------------
                                               Gregory L. Reyes
                                               President, Chief Executive
                                               Officer and Director
                                               February 28, 2000

     Pursuant to the requirements of the Security Exchange Act of 1934, this Amendment to Report on Form 10-K has been signed on behalf of the Registrant by the following persons and in the capabilities and on the dates indicated:

         SIGNATURE                           TITLE                         DATE
---------------------------   ----------------------------------    -----------------
/s/        *                  President, Chief Executive Officer    February 28, 2000
---------------------------   and Director
Gregory L. Reyes

/s/ MICHAEL J. BYRD           Vice President, Finance and Chief     February 28, 2000
---------------------------   Financial Officer and Assistant
Michael J. Byrd               Secretary

/s/        *                  Chairman of the Board                 February 28, 2000
---------------------------
Seth D. Neiman

/s/        *                  Director                              February 28, 2000
---------------------------
Neal Dempsey

/s/        *                  Director                              February 28, 2000
---------------------------
Mark Leslie

/s/        *                  Director                              February 28, 2000
---------------------------
Larry W. Sonsini

* /s/ MICHAEL J. BYRD
---------------------------
Michael J. Byrd
Attorney-in-fact