Form 10-Q
period 2000-01-29
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2000-03-13
CIK 1009626

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended January 29, 2000

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

                         ------------------------------


                             1901 GUADALUPE PARKWAY
                               SAN JOSE, CA 95131
                                 (408) 487-8000
                  (Address, including zip code, of Registrant's
                    principal executive offices and telephone
                          number, including area code)


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

The number of shares outstanding of the Registrant's Common Stock on February 28, 2000 was 54,237,911 shares.



                              Page 1 of 23 pages.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                                    FORM 10-Q

                         QUARTER ENDED JANUARY 29, 1999


                                      INDEX


                                                                                                        PAGE
                                                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Balance Sheets as of January 29, 2000 and October 31, 1999                     3

                  Condensed Statements of Operations for the Three Months Ended
                  January 29, 2000 and January 31, 1999                                                    4

                  Condensed Statements of Cash Flows for the Three Months
                  Ended January 29, 2000 and January 31, 1999                                              5

                  Notes to Condensed Financial Statements                                                  6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                            9

Item 3.           Quantitative and Qualitative Disclosures About Market Risks                             21

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                                       22

Item 2.           Changes in Securities and Use of Proceeds                                               22

Item 3.           Defaults Upon Senior Securities                                                         22

Item 4.           Submission of Matters to a Vote of Security Holders                                     22

Item 5.           Other Information                                                                       22

Item 6.           Exhibits and Reports on Form 8-K                                                        22


SIGNATURES                                                                                                23

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       January 29,       October 31,
                                                                          2000              1999
                                                                       -----------       -----------
                                                                       (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                           $  25,889         $  25,536
    Short-term investments                                                 70,540            63,769
                                                                        ---------         ---------
       Total cash, cash equivalents and short-term investments             96,429            89,305
    Accounts receivable, net of allowances of $4,035 and $2,447,           24,090            17,139
    respectively
    Inventories, net                                                        1,962             3,686
    Prepaid expenses and other current assets                               2,470             2,197
                                                                        ---------         ---------
          Total current assets                                            124,951           112,327

Property and equipment, net                                                 7,089             4,947
Other assets                                                                3,072                 6
                                                                        ---------         ---------
          Total assets                                                  $ 135,112         $ 117,280
                                                                        =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                     $  14,791         $  10,664
   Payroll related liabilities                                              7,184             4,414
   Other accrued liabilities                                               14,354             9,830
   Deferred revenue                                                         5,238             7,688
   Current portion of capital lease obligations                               365               478
                                                                        ---------         ---------
          Total current liabilities                                        41,932            33,074
                                                                        ---------         ---------

Stockholders' equity:
   Common stock, $.001 par value, 200,000,000 shares authorized:
         Issued and outstanding: 54,145,552 and 53,520,040 at
         January 29, 2000 and October 31, 1999, respectively                   54                53
   Additional paid-in capital                                             120,983           119,598
   Deferred stock compensation                                             (3,160)           (3,440)
   Notes receivable from stockholders                                      (5,660)           (5,660)
   Accumulated deficit                                                    (19,037)          (26,345)
                                                                        ---------         ---------
          Total stockholders' equity                                       93,180            84,206
                                                                        ---------         ---------
          Total liabilities and stockholders' equity                    $ 135,112         $ 117,280
                                                                        =========         =========

              The accompanying notes are an integral part of these
                         condensed financial statements.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                               Three Months Ended
                                                                           ---------------------------
                                                                           January 29,     January 31,
                                                                                2000           1999
                                                                           -----------     -----------
                                                                                           <C
Net revenues                                                                 $42,740        $ 8,007
Cost of revenues                                                              20,084          3,321
                                                                             -------        -------

       Gross margin                                                           22,656          4,686
                                                                             -------        -------

Operating expenses:
   Research and development                                                    6,028          2,905
   Sales and marketing                                                         6,247          1,729
   General and administrative                                                  2,036            741
   Amortization of deferred stock compensation                                   280          1,157
                                                                             -------        -------
       Total operating expenses                                               14,591          6,532
                                                                             -------        -------

Income (loss) from operations                                                  8,065         (1,846)
Interest income, net                                                           1,185              7
                                                                             -------        -------
Income (loss) before income taxes                                              9,250         (1,839)
Provision for income taxes                                                     1,942              0
                                                                             -------        -------
Net income (loss)                                                            $ 7,308        $(1,839)
                                                                             =======        =======
Basic net income (loss) per share                                            $  0.14        $ (0.21)
                                                                             =======        =======
Diluted net income (loss) per share                                          $  0.12        $ (0.21)
                                                                             =======        =======
Shares used in the calculation of basic net income (loss) per share           50,520          8,698
                                                                             =======        =======
Shares used in the calculation of diluted net income (loss) per share         58,884          8,698
                                                                             =======        =======

              The accompanying notes are an integral part of these
                         condensed financial statements.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       Three Months Ended
                                                                                   ----------------------------
                                                                                   January 29,      January 31,
                                                                                       2000             1999
                                                                                   -----------      -----------
Cash flows from operating activities:
Net income (loss)                                                                   $  7,308         $ (1,839)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                       919              504
     Provision for doubtful accounts receivable                                        1,588               --
     Noncash compensation expense                                                        280            1,157
     Write down of non-marketable investment                                           1,000               --
     Changes in assets and liabilities:
        Accounts receivable                                                           (8,539)          (2,598)
        Inventories                                                                    1,724              894
        Prepaid expenses and other assets                                               (339)          (1,929)
        Accounts payable                                                               4,127            1,616
        Payroll related liabilities                                                    2,770              977
        Other accrued liabilities                                                      4,524            1,596
        Deferred revenue                                                              (2,450)              --
                                                                                    --------         --------
        Net cash provided by operating activities                                     12,912              378
                                                                                    --------         --------

Cash flows from investing activities:
     Purchases of property and equipment                                              (3,061)            (352)
     Purchases of short-term investments                                             (37,544)              --
     Proceeds from dispositions of short-term investments                             30,773               --
     Other investing activities                                                       (4,000)              --
                                                                                    --------         --------
        Net cash used in investing activities                                        (13,832)            (352)
                                                                                    --------         --------

Cash flows from financing activities:
     Net proceeds from the issuance of common stock                                    1,386              135
     Payments on capital lease obligations                                              (113)            (184)
     Proceeds from notes payable                                                          --               28
     Repayments of notes payable                                                          --             (288)
                                                                                    --------         --------
        Net cash provided by (used in) financing activities                            1,273             (309)
                                                                                    --------         --------

Net increase (decrease) in cash and cash equivalents                                     353             (283)
Cash and cash equivalents at beginning of period                                      25,536           10,420
                                                                                    --------         --------
Cash and cash equivalents at end of period                                          $ 25,889         $ 10,137
                                                                                    ========         ========



              The accompanying notes are an integral part of these
                         condensed financial statements.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            (Information for the three months ended January 29, 2000
                       and January 31, 1999 is unaudited)



1.      BASIS OF PRESENTATION

        The condensed financial statements included herein have been prepared by Brocade Communications Systems, Inc. ("Brocade"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information not misleading. The condensed balance sheet as of October 31, 1999 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, included in Brocade's Annual Report filed on Form 10-K with the Securities and Exchange Commission.

        The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for the three months ended January 29, 2000 are not necessarily indicative of the results that may be expected for future quarters or the year ending October 28, 2000.

2.      CHANGE IN FISCAL YEAR END

        Brocade changed its fiscal year end to the last Saturday in October, beginning with the fiscal year ended October 28, 2000. This change did not have a material impact on Brocade's financial statements for the quarter ended January 29, 2000.

3.      NET INCOME (LOSS) PER SHARE

        Basic and diluted net income (loss) per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earning Per Share," ("SFAS No. 128") for all periods presented. Pursuant to Statement of the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to the anticipated effective date of an initial public offering must be included in the calculation of basic and diluted net income
(loss) per share as if such stock had been outstanding for all periods presented. To date, Brocade has not had any issuances or grants for nominal consideration.

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

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

            (Information for the three months ended January 29, 2000
                       and January 31, 1999 is unaudited)

        The following table presents the calculation of basic and diluted and pro forma basic and diluted net income (loss) per common share (in thousands, except per share data):


                                                                                                      THREE MONTHS ENDED
                                                                                              --------------------------------
                                                                                              JANUARY 29,          JANUARY 31,
                                                                                                   2000                 1999
                                                                                              -----------          -----------
Basic and diluted net income (loss) per share:
      Net income (loss)                                                                        $  7,308             $ (1,839)
                                                                                               ========             ========
      Weighted-average shares of common stock outstanding                                        53,781               12,378
      Less: weighted-average shares subject to repurchase                                        (3,261)              (3,680)
                                                                                               --------             --------
      Weighted-average shares used in computing basic net income (loss) per share                50,520                8,698
      Dilutive effect of common share equivalents                                                 8,364                   --
                                                                                               --------             --------
      Weighted-average shares used in computing diluted net income (loss) per share              58,884                8,698
                                                                                               ========             ========
Basic net income (loss) per share                                                              $   0.14             $  (0.21)
                                                                                               ========             ========
Diluted net income (loss) per share                                                            $   0.12             $  (0.21)
                                                                                               ========             ========

4.      CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

        All highly liquid investment securities with original maturities of three months or less are considered cash equivalents, while investment securities with original maturities of more than three months but less than one year are considered short-term investments.

        As of January 29, 2000 all short-term investments are classified as available-for-sale and the fair market value of such investments approximated cost. As such, unrealized holding gains and losses were insignificant.

5.      COMPREHENSIVE INCOME (LOSS)

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

6.      CONCENTRATION OF RISK AND SIGNIFICANT CUSTOMERS

        Brocade is organized and operates as one business segment, the design, development, manufacture, marketing and selling of switching solutions for Storage Area Networks ("SANs").

        For the three months ended January 29, 2000, revenues from five customers accounted for 78% of total net revenues. The level of sales to any customer may vary from quarter to quarter however, we expect that significant customer concentration will continue for the foreseeable future. Loss of any one of these customers could have a material adverse on Brocade's financial condition or results of operations.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

            (Information for the three months ended January 29, 2000
                       and January 31, 1999 is unaudited)

7.      COMMITMENTS AND CONTINGENCIES

        In December 1999, Brocade entered into an agreement to lease approximately 210,000 square feet of general office, laboratory, and administrative space in San Jose, California. The term of the lease agreement is September 1, 2000 through August 31, 2010, and represents a lease commitment of $6.2 million per year to Brocade. Brocade intends to occupy the space in September 2000. In conjunction with entering into the lease agreement, Brocade signed an unconditional, irrevocable letter of credit for $6.2 million as security for the lease.

        In February 2000, the lease agreement was amended to add an additional 39,043 square feet of general office space.


8.      OTHER ACCRUED LIABILITIES

        Other accrued liabilities consisted of the following, (in thousands):


                                    JANUARY 29,   OCTOBER 31,
                                       2000           1999
                                    -----------   -----------
Accrued warranty                     $ 2,457        $ 1,856
Purchase commitments reserve           3,960          3,629
Other                                  7,937          4,345
                                     -------        -------
                                     $14,354        $ 9,830
                                     =======        =======

9.      RECENT ACCOUNTING PRONOUNCEMENTS

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

10.     SUBSEQUENT EVENTS

        On January 21, 2000, Brocade's board of directors approved a two-for-one split of Brocade's common stock. The stock will begin trading on a split-adjusted basis on March 14, 2000. Effects of this stock split are not reflected in this document.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following information should be read in conjunction with the condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Brocade's Annual Report filed on Form 10-K with the Securities and Exchange Commission on January 31, 2000.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

        This Quarterly Report contains "forward-looking" statements that relate to future events or future financial performance. While we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Brocade's actual results could differ materially from those anticipated and discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under "Risk Factors", and to other risk factors detailed in Brocade's Annual Report filed on Form 10-K with the Securities and Exchange Commission. All forward-looking statements included in this document are based on information available to Brocade on the date hereof. Brocade assumes no obligation to update any such forward-looking statements.

OVERVIEW

        Brocade is a leading provider of switching solutions for Storage Area Networks ("SANs"). We sell our SAN switching solutions through leading storage systems and server original equipment manufacturers, and through system integrators. These original equipment manufacturers and our system integrator customers combine our switching solutions with other system elements and services for enterprise data centers.

        Our revenue is derived primarily from sales of our SilkWorm family of products. In fiscal 1999, four customers accounted for a combined total of 70% of total revenue. In the first quarter of fiscal 2000, five customers contributed 78% of total revenue. The level of sales to any customer may vary from quarter to quarter. However, we expect that significant customer concentration will continue in the foreseeable future. The loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on Brocade's financial condition or results of operations. To date, substantially all of our sales have been in the United States. However, we have recently launched sales and marketing efforts in Western Europe and Japan.

        Revenue is recognized when products are shipped to customers, unless at the time of shipment product returns cannot be estimated or significant support services are required to successfully launch the customer's products. As of January 29, 2000, a few of our customers were implementing SAN solutions, including our product, for their end-users for the first time. In addition, some customers were implementing our SilkWorm 2000 family of products for the first time and had not yet completed the product qualification cycle. Given the recent adoption of the SAN model and Brocade's solution and because substantial Brocade services are required to support the customer's product launches, the revenue related to shipments to these customers has been deferred pending successful customer product launches. The deferred revenue will be recognized on a customer-by-customer basis as each customer successfully completes its product launch. As of January 29, 2000, $5.2 million of revenue was deferred and consisted principally of revenue associated with shipments of our new SilkWorm 2000 family of products made in the fourth quarter of fiscal 1999 and first quarter of fiscal 2000. It is expected that this deferred revenue will be recognized in the second quarter of fiscal year 2000 as customers begin volume shipments of solutions that incorporate the Brocade SilkWorm 2000 family of products. We believe that, as the SAN market matures, this revenue deferral method for new customers may not be necessary.

        Our average unit-selling price has decreased over the last several quarters. We expect continued declines in our average unit selling price due to anticipated increases in per customer sales volume, the impact of competitive pricing pressures and new product introductions. However, in the near future, we do not anticipate that our gross margins will be affected by declines in average unit selling prices due to anticipated product cost reductions.

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

        General and administrative expenses consist primarily of salaries and related expenses for executive, finance and human resources personnel, recruiting expenses, professional fees and other corporate expenses. We expect general and administrative expenses to increase in absolute dollars as we add personnel and the related infrastructure necessary to support the growth of our business.

        In connection with the grant of certain stock options to employees, we recorded deferred compensation of $307,000 and $5.1 million during fiscal 1998 and 1999, respectively, representing the difference between the deemed value of our common stock for accounting purposes and the option exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options. We amortized $280,000 of deferred compensation for the quarter ended January 29, 2000.

RESULTS OF OPERATIONS

        The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.

                                                              Percentage of Total Revenue
                                                          ------------------------------------
                                                                 Three Months Ended
                                                          ------------------------------------
                                                          January 29, 2000    January 31, 1999
                                                          ----------------    ----------------
Net revenues                                                    100%                 100%
Cost of revenues                                                 47                   41
                                                                ---                  ---
  Gross margin                                                   53                   59

Operating expenses:
  Research and development                                       14                   36
  Sales and marketing                                            14                   22
  General and administrative                                      5                    9
  Amortization of deferred compensation                           1                   15
                                                                ---                  ---
       Total operating expenses                                  34                   82

Income (loss) from operations                                    19                  (23)
Interest income, net                                              3                   --
                                                                ---                  ---
Income (loss) before provision for income taxes                  22                  (23)
Provision for income taxes                                        5                   --
                                                                ---                  ---
Net income (loss)                                                17%                 (23)%
                                                                ===                  ===

        Revenues. Revenues increased from $8.0 million for the first quarter of fiscal year 1999 to $42.7 million for the first quarter of fiscal year 2000. This increase was due primarily to increased unit sales of our products through an increased customer base and reflects the ramp-up of sales to significant original equipment manufacture customers and system integrator customers in conjunction with a growing demand for Storage Area Network switching products.

        For the three months ended January 29, 2000, revenues from five customers accounted for 78% of total revenues. The level of sales to any customer may vary from quarter to quarter. However, we expect that significant customer concentration will continue for the foreseeable future. Loss of any one of these customers could have a material adverse effect on Brocade's financial condition or results of operations.

        Gross margin. Total gross margin as a percentage of revenues decreased from 58.5% for the first quarter of fiscal year 1999 to 53.0% for the first quarter of fiscal year 2000. This change was due to the recognition of high margin license revenue in the first quarter of fiscal year 1999. Product margin increased from 48.3% in the first quarter of fiscal year 1999 to 53.0% in the first quarter of fiscal year 2000.

        Research and development expenses. Research and development expenses increased 108% from $2.9 million for the first quarter of fiscal year 1999 to $6.0 million for the first quarter of fiscal year 2000. This increase reflects significant research and development efforts associated with new product development, including the development of our entry level switch product.

        Sales and marketing expenses. Sales and marketing expenses increased 261% from $1.7 million for the first quarter of fiscal year 1999 to $6.2 million for the first quarter of fiscal year 2000. This increase was due to an increase in direct selling costs associated with the increase in revenue and to the hiring of additional sales and marketing personnel.

        General and administrative expenses. General and administrative expenses increased 175% from $741,000 for the first quarter of fiscal year 1999 to $2.0 million for the first quarter of fiscal year 2000. This increase was related to increased staffing and other expenses necessary to manage and support our increased scale of operations.

        Amortization of deferred compensation. In the first quarter of fiscal 2000, we did not record any deferred compensation in connection with stock option grants. Amortization of deferred compensation was $1.2 million for the first quarter of fiscal year 1999 and $280,000 for the first quarter of fiscal year 2000.

        Interest income, net. Net interest income increased from $7,000 in the first quarter of fiscal year 1999 to $1.2 million in the first quarter of fiscal 2000. This increase was due primarily to an increased balance of cash, cash equivalents, and short-term investments held during the first quarter of fiscal 2000 compared to the first quarter of fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations to date primarily through the sale of preferred stock, capital equipment lease lines, bank debt and, in May 1999, we raised approximately $66 million in our initial public offering. Our principal sources of liquidity as of January 29, 2000 consisted of $96.4 million in cash, cash equivalents and short-term investments.

        Net cash provided by operating activities was $12.9 million for the first quarter of fiscal 2000 compared to net cash provided by operating activities of $378,000 for the first quarter of fiscal 1999. The change from period to period was due primarily to increased profitability during the first quarter of fiscal 2000.

        Net cash used in investing activities for the first quarter of fiscal 2000 was $13.8 million compared to net cash used in investing activities for the first quarter of fiscal 1999 of $352,000. The period to period change was due mainly to increased purchases of property and equipment, the purchase of short-term investments, and other investing activities during the first quarter of fiscal 2000.

        Net cash provided by financing activities was $1.3 million for the first quarter of fiscal 2000 compared to net cash used in financing activities of $309,000 for the first quarter of fiscal 1999. This increase is primarily related to proceeds generated from the sale of common stock.

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

        In December 1999, Brocade entered into an agreement to lease approximately 210,000 square feet of office, laboratory, and administrative space in San Jose, California. The term of the lease agreement is September 1, 2000 through August 31, 2010, and represents a lease commitment of $6.2 million per year to Brocade. Brocade intends to occupy the space in September 2000. In conjunction with entering into the lease agreement, Brocade signed an unconditional, irrevocable letter of credit for $6.2 million as security for the lease. In connection with our occupation of this building, Brocade intends to make significant tenant improvements. Brocade intends to finance these tenant improvements and the lease commitment with internally generated funds. In February 2000, the lease agreement was amended to add an additional 39,043 square feet of general office space.

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

RISK FACTORS

WE HAVE AN ACCUMULATED DEFICIT OF $19.0 MILLION AND MAY NOT MAINTAIN
PROFITABILITY

        We have incurred significant losses since our inception. As a result, as of January 29, 2000, we had an accumulated deficit of $19.0 million. Although our revenues have grown in recent quarters, and we have remained profitable since the third quarter of fiscal 1999, we cannot be certain that we will be able to sustain these growth rates or that we will realize sufficient revenues to maintain profitability. We expect to incur significant product development, sales and marketing and administrative expenses and, as a result, we will need to generate significant revenues to maintain profitability.

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

        - the expected decline in the average prices at which we can sell our SilkWorm family of products to our customers;

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

        - the mix of our SilkWorm switches sold and the mix of distribution channels through which they are sold;

        - increased expenses, particularly in connection with our strategy to continue to expand our relationships with key original equipment manufacturers and system integrators;

        - widespread adoption of SANs as an alternative to existing data storage and management systems;

        - decisions by end-users to reallocate their information resources to other purposes, and

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

WE DEPEND ON A FEW KEY CUSTOMERS AND THE LOSS OF ANY OF THEM COULD SIGNIFICANTLY REDUCE OUR REVENUES

        We depend on a few key customers. For example, in the first quarter of fiscal 2000, sales to five customers accounted for 78% of our total revenues. We anticipate that our operating results will continue to depend on sales to a relatively small number of customers. Therefore, the loss of any of our key customers, or a significant reduction in sales to these customers could significantly reduce our revenues.

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

THE PRICES OF OUR PRODUCTS ARE DECLINING WHICH COULD REDUCE OUR REVENUES AND GROSS MARGINS

        The average unit price of our products continued to decrease in the first quarter of fiscal 2000. We anticipate that the average unit price of our products may continue to decrease in the future in response to changes in product mix, competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors or other factors. If we are unable to offset these factors by increasing our sales volumes, our revenues will decline. In addition, to maintain our gross margins, we must develop and introduce new products and product enhancements, and we must continue to reduce the manufacturing cost of our products.

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

WE PLAN TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES SIGNIFICANTLY, WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS

        We plan to expand our international sales activities significantly. During fiscal 2000, we intend to focus on expanding our international sales activities in Western Europe and Japan. Our international sales growth in these countries will be limited if we are unable to establish relationships with international distributors, establish additional foreign operations, expand international sales channel management, hire additional personnel and develop relationships with international service providers. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. Our international operations, including our sales activities in Western Europe and Japan, are subject to a number of risks, including:

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

        We cannot assure that we will be able to successfully integrate any businesses, products, technologies or personnel that we might purchase in the future.

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

WE EXPECT TO EXPERIENCE VOLATILITY IN OUR STOCK PRICE WHICH COULD NEGATIVELY AFFECT YOUR INVESTMENT.

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

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS WHICH WOULD LIMIT OUR ABILITY TO GROW

        We believe that our existing cash, cash equivalent, and short-term investment balances, credit facilities and cash flow expected to be generated from future operations, will be sufficient to meet our capital requirements at least through the next 12 months. However, we may need, or could elect, to seek additional funding prior to that time. In the event we need to raise additional funds we may not be able to do so on favorable terms, if at all. Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At a special meeting held on November 3, 1999, a proposal to amend Brocade's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 50,000,000 shares to 200,000,000 shares was submitted to a vote of the stockholders of Brocade. 23,334,637 votes were cast in favor of the amendment, representing 87.3% of the shares of Common Stock then outstanding and 98.4% of the Common Stock present and voting at the special meeting. 374,207 votes were cast against the proposal or withheld. There were 3,873 abstentions.

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     EXHIBITS.

        10.26   Credit Agreement
        27.1    Financial Data Schedule.

---------------


        REPORTS ON FORM 8-K. On February 17, 2000, Brocade filed a report on Form 8-K to report a change in fiscal year end for fiscal 2000 and subsequent fiscal years from October 31 to the Saturday nearest October 31.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: March 13, 2000                   BROCADE COMMUNICATIONS SYSTEMS, INC.
                                        (Registrant)





                                        /S/ MICHAEL J. BYRD
                                        ----------------------------------------
                                        MICHAEL J. BYRD
                                        Vice President, Finance and
                                        Chief Financial Officer

                                 EXHIBIT INDEX


      Exhibit
        No.          Description
      -------        -----------
        10.26   Credit Agreement
        27.1    Financial Data Schedule.