Form 10-Q
period 2000-04-29
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2000-06-13
CIK 1009626

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ___________________


                                    FORM 10-Q

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 29, 2000

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from __________ to __________

                        Commission file number: 000-25601

                              ___________________


                      BROCADE COMMUNICATIONS SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)


              DELAWARE                                   77-0409517
    (State or other jurisdiction                      (I.R.S. employer
  of incorporation or organization)                 identification no.)

                              ___________________


                             1901 GUADALUPE PARKWAY
                               SAN JOSE, CA 95131
                                 (408) 487-8000
                  (Address, including zip code, of Registrant's
                    principal executive offices and telephone
                          number, including area code)

                              ___________________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock on May 31, 2000 was 109,204,787 shares.


                                                             Page 1 of 23 pages.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                                    FORM 10-Q

                          QUARTER ENDED APRIL 29, 2000


                                      INDEX

                                                                                   PAGE
                                                                                   ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheets as of April 29, 2000 and October 31, 1999         3

          Condensed Statements of Operations for the Three Months and Six Months
          Ended April 29, 2000 and April 30, 1999                                    4

          Condensed Statements of Cash Flows for the Six Months
          Ended April 29, 2000 and April 30, 1999                                    5

          Notes to Condensed Financial Statements                                    6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                      9

Item 3.   Quantitative and Qualitative Disclosures About Market Risks               20

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                         21

Item 2.   Changes in Securities and Use of Proceeds                                 21

Item 3.   Defaults Upon Senior Securities                                           21

Item 4.   Submission of Matters to a Vote of Security Holders                       21

Item 5.   Other Information                                                         21

Item 6.   Exhibits and Reports on Form 8-K                                          21


SIGNATURES                                                                          23

--------------------------------------------------------------------------------
This Form 10-Q contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including but not limited to statements regarding Brocade's expectations, hopes or intentions regarding the future. Actual results and trends could differ materially from those discussed in the forward-looking statements. In addition, past trends should not be perceived as indicators of future performance. Among the factors that could cause actual results to differ from the forward-looking statements are those detailed elsewhere in this Report in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Brocade's Securities and Exchange Commission reports.
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                         APRIL 29,     OCTOBER 31,
                                                           2000           1999
                                                         ---------     -----------
                                                               (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                             $  27,859      $  25,536
   Short-term investments                                   83,670         63,769
                                                         ---------      ---------
      Total cash, cash equivalents and
         short-term investments                            111,529         89,305
   Accounts receivable, net of allowances of
      $5,605 and $2,447, respectively                       34,892         17,139
   Inventories, net                                          3,182          3,686
   Prepaid expenses and other current assets                 2,495          2,197
                                                         ---------      ---------
         Total current assets                              152,098        112,327

Property and equipment, net                                 10,346          4,947
Other assets                                                 5,005              6
                                                         ---------      ---------
         Total assets                                    $ 167,449      $ 117,280
                                                         =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $  21,683      $  10,664
   Payroll related liabilities                               9,194          4,414
   Other accrued liabilities                                19,615          9,830
   Deferred revenue                                          8,522          7,688
   Current portion of capital lease obligations                232            478
                                                         ---------      ---------
         Total current liabilities                          59,246         33,074
                                                         ---------      ---------

Stockholders' equity:
   Common stock, $.001 par value, 400,000,000
      shares authorized:
      Issued and outstanding: 109,281,438 and
         107,040,080, April 29, 2000 and October 31,
         1999, respectively                                    109             53
   Additional paid-in capital                              121,876        119,598
   Deferred stock compensation                              (2,880)        (3,440)
   Notes receivable from stockholders                       (5,181)        (5,660)
   Accumulated deficit                                      (5,721)       (26,345)
                                                         ---------      ---------
         Total stockholders' equity                        108,203         84,206
                                                         ---------      ---------
         Total liabilities and stockholders' equity      $ 167,449      $ 117,280
                                                         =========      =========

         The accompanying notes are an integral part of these condensed financial statements.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                         -----------------------      -----------------------
                                         APRIL 29,     APRIL 30,      APRIL 29,     APRIL 30,
                                            2000          1999           2000          1999
                                         ---------     ---------      ---------     ---------
Net revenues                             $ 62,053      $ 10,540       $104,793      $ 18,547
Cost of revenues                           26,053         5,437         46,137         8,758
                                         --------      --------       --------      --------
      Gross margin                         36,000         5,103         58,656         9,789
                                         --------      --------       --------      --------

Operating expenses:
   Research and development                 9,666         2,729         15,694         5,634
   Sales and marketing                      8,311         2,357         14,558         4,086
   General and administrative               2,080           674          4,116         1,415
   Amortization of deferred stock
      compensation                            280           220            560         1,377
                                         --------      --------       --------      --------
      Total operating expenses             20,337         5,980         34,928        12,512
                                         --------      --------       --------      --------
Income (loss) from operations              15,663          (877)        23,728        (2,723)
Interest income, net                        1,193            29          2,378            36
                                         --------      --------       --------      --------
Income (loss) before income taxes          16,856          (848)        26,106        (2,687)
Provision for income taxes                  3,540            --          5,482            --
                                         --------      --------       --------      --------
Net income (loss)                        $ 13,316      $   (848)      $ 20,624      $ (2,687)
                                         ========      ========       ========      ========
Basic net income (loss) per share        $   0.13      $  (0.04)      $   0.20      $  (0.14)
                                         ========      ========       ========      ========
Diluted net income (loss) per share      $   0.11      $  (0.04)      $   0.17      $  (0.14)
                                         ========      ========       ========      ========
Shares used in the calculation of
basic net income (loss) per share         102,991        20,660        102,016        19,028
                                         ========      ========       ========      ========
Shares used in the calculation of
diluted net income (loss) per share       120,930        20,660        119,349        19,028
                                         ========      ========       ========      ========

         The accompanying notes are an integral part of these condensed financial statements.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                               ------------------------
                                                               APRIL 29,      APRIL 30,
                                                                 2000           1999
                                                               ---------      ---------
Cash flows from operating activities:

Net income (loss)                                              $ 20,624       $ (2,687)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                 2,740            919
    Provision for doubtful accounts receivable                    3,158             --
    Noncash compensation expense                                    560          1,457
    Write down of non-marketable investments                      4,001             --
    Changes in assets and liabilities:
      Accounts receivable                                       (20,911)        (5,024)
      Inventories                                                   504         (1,014)
      Prepaid expenses and other assets                            (298)        (1,734)
      Accounts payable                                           11,019          2,989
      Payroll related liabilities                                 4,780            468
      Other accrued liabilities                                   9,785             --
      Deferred revenue                                              834          3,358
                                                               --------       --------
      Net cash provided by (used in) operating activities        36,796         (1,268)
                                                               --------       --------

Cash flows from investing activities:
    Purchases of property and equipment                          (8,139)        (1,048)
    Purchases of short-term investments                         (39,394)            --
    Proceeds from dispositions of short-term investments         19,493             --
    Other investing activities                                   (9,000)            --
                                                               --------       --------
      Net cash used in investing activities                     (37,040)        (1,048)
                                                               --------       --------

Cash flows from financing activities:
    Net proceeds from the issuance of common stock                2,813            284
    Net proceeds from issuance of reedemable preferred
      stock and warrants                                             --          1,512
    Payments on capital lease obligations                          (246)          (405)
    Proceeds from notes payable                                      --            247
    Repayments of notes payable                                      --         (1,074)
                                                               --------       --------
      Net cash provided by financing activities                   2,567            564
                                                               --------       --------
Net increase (decrease) in cash and cash equivalents              2,323         (1,752)
Cash and cash equivalents at beginning of period                 25,536         10,420
                                                               --------       --------
Cash and cash equivalents at end of period                     $ 27,859       $  8,668
                                                               ========       ========

         The accompanying notes are an integral part of these condensed financial statements.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
       (Information for the three and six months ended April 29, 2000 and
                          April 30, 1999 is unaudited)


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

      The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for the three and six months ended April 29, 2000 are not necessarily indicative of the results that may be expected for future quarters or the year ending October 28, 2000.

2.    CHANGE IN FISCAL YEAR END

      Brocade changed its fiscal year end to the last Saturday in October, beginning with the fiscal year ended October 28, 2000. This change did not have a material impact on Brocade's financial statements for the three and six month periods ended April 29, 2000.

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

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

       (Information for the three and six months ended April 29, 2000 and
                          April 30, 1999 is unaudited)


      The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                         -------------------------       -------------------------
                                         APRIL 29,       APRIL 30,       APRIL 29,       APRIL 30,
                                           2000            1999            2000            1999
                                         ---------       ---------       ---------       ---------
Basic and diluted net income
  (loss) per share:
    Net income (loss)                    $  13,316       $    (848)      $  20,624       $  (2,687)
                                         =========       =========       =========       =========
    Weighted-average shares of
      common stock outstanding             108,757          29,852         108,160          27,304
    Less: weighted-average shares
      subject to repurchase                 (5,766)         (9,192)         (6,144)         (8,276)
                                         ---------       ---------       ---------       ---------
    Weighted-average shares used in
      computing basic net income
      (loss) per share                     102,991          20,660         102,016          19,028
    Plus: weighted-average shares
      subject to repurchase                  5,766              --           6,144              --
    Dilutive effect of common share
      equivalents                           12,173              --          11,189              --
                                         ---------       ---------       ---------       ---------
    Weighted-average shares used in
      computing diluted net income
      (loss) per share                     120,930          20,660         119,349          19,028
                                         =========       =========       =========       =========
Basic net income (loss) per share        $    0.13       $   (0.04)      $    0.20       $   (0.14)
                                         =========       =========       =========       =========
Diluted net income (loss) per share      $    0.11       $   (0.04)      $    0.17       $   (0.14)
                                         =========       =========       =========       =========

4.    CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

      All highly liquid investment securities with original maturities of three months or less are considered cash equivalents, while investment securities with original maturities of more than three months but less than one year are considered short-term investments.

      As of April 29, 2000 all short-term investments are classified as available-for-sale and the fair market value of such investments approximated cost. As such, unrealized holding gains and losses were insignificant.

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

      For the six months ended April 29, 2000, revenues from eight customers accounted for 76% of total net revenues. The level of sales to any customer may vary from quarter to quarter however, we expect that significant customer concentration will continue for the foreseeable future. Loss of any one of these customers could have a material adverse impact on Brocade's financial condition or results of operations.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

       (Information for the three and six months ended April 29, 2000 and
                          April 30, 1999 is unaudited)


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

      In February 2000, the lease agreement was amended to add an additional 39,043 square feet of general office space, which represents an additional lease commitment of $1.3 million per year. In conjunction with the lease amendment, Brocade signed an additional irrevocable letter or credit for $1.3 million as security for the lease.

      On April 25, 2000, Adaptec, Inc. filed a lawsuit against Brocade asserting unfair competition, intentional interface with contractual relations and misappropriation of trade secrets related to our hiring of former Adaptec employees. Brocade is subject to various claims that arise in the normal course of business. In the opinion of management, the ultimate disposition of these claims will not have a material adverse affect on the financial position of Brocade.

8.    OTHER ACCRUED LIABILITIES

      Other accrued liabilities consisted of the following, (in thousands):

                                    APRIL 29,      OCTOBER 31,
                                      2000           1999
                                    --------      ----------
Accrued warranty                    $ 2,457        $ 1,856
Purchase commitments reserve          3,960          3,629
Income taxes payable                  5,632             --
Other                                 7,566          4,345
                                    -------        -------
                                    $19,615          9,830
                                    =======        =======

9.    RECENT ACCOUNTING PRONOUNCEMENTS

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

      In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44 ("Interpretation No. 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion 25." Interpretation No. 44 is effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for certain matters, specifically
(a) the definition of an employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Management does not anticipate that the adoption of Interpretation No. 44 will have a material impact on financial position or the results of operations.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management does not expect the adoption of SAB 101 to have a material effect on the financial position or results of the operations of the Company.

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

      Our revenue is derived primarily from sales of our SilkWorm family of products. In fiscal 1999, four customers accounted for a combined total of 70% of total revenue. In the six month period ended April 29, 2000, eight customers contributed 76% of total revenue. The level of sales to any customer may vary from quarter to quarter. However, we expect that significant customer concentration will continue in the foreseeable future. The loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on Brocade's financial condition or results of operations. To date, substantially all of our sales have been in the United States. However, we have recently launched sales and marketing efforts in Western Europe and Japan.

      Product revenue is generally recognized when products are shipped to customers. Revenue recognition is deferred for shipments to new customers if at the time of shipment product returns cannot be estimated or significant support services are required to successfully launch the customer's products. As of April 29, 2000, deferred revenue is comprised principally of shipments in the second quarter of fiscal year 2000 to one new customer related to a new product program. It is expected that this deferred revenue will be recognized in the third quarter of fiscal year 2000 as the customer begins volume shipments of solutions that incorporate Brocade products. We believe that, as the SAN market matures, this revenue deferral method for new customers may not be necessary.

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

      We outsource our manufacturing and the majority of our supply chain management operations. Accordingly, a significant portion of our cost of revenues consists of payments to our contract manufacturer, Solectron Corporation. We conduct quality assurance, manufacturing engineering, documentation control and repairs at our facility in San Jose, California.

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

      In connection with the grant of certain stock options to employees, we recorded deferred compensation of $307,000 and $5.1 million during fiscal 1998 and 1999, respectively, representing the difference between the deemed value of our common stock for accounting purposes and the option exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options. We amortized $280,000 and $560,000, respectively of deferred compensation for the three and six months ended April 29, 2000.

RESULTS OF OPERATIONS

      The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.

                                                 PERCENTAGE OF                          PERCENTAGE OF
                                                 TOTAL REVENUE                          TOTAL REVENUE
                                           ---------------------------            --------------------------
                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                           APRIL 29,          APRIL 30,           APRIL 29,         APRIL 30,
                                             2000               1999                2000               1999
                                           --------           --------            --------          --------
Net revenues                                  100%               100%                100%               100%
Cost of revenues                               42                 52                  44                 47
                                             ----               ----                ----               ----
    Gross margin                               58                 48                  56                 53
                                             ----               ----                ----               ----

Operating expenses:
     Research and development                  16                 26                  15                 30
     Sales and marketing                       13                 22                  14                 22
     General and administrative                 3                  6                   4                  8
     Amortization of deferred stock
        compensation                            1                  2                   1                  8
                                             ----               ----                ----               ----
          Total operating expenses             33                 56                  34                 68
                                             ----               ----                ----               ----

Income (loss) from operations                  25                 (8)                 23                (15)
Interest income, net                            2                  -                   2                  -
                                             ----               ----                ----               ----
Income (loss) before income taxes              27                 (8)                 25                (15)
Provision for income taxes                      6                  -                   5                  -
                                             ----               ----                ----               ----
Net income (loss)                              21%                (8)%                20%               (15)%
                                             ====               ====                ====               ====

      Revenues. Net revenues increased from $10.5 million for the second quarter of fiscal year 1999 to $62.1 million for the second quarter of fiscal year 2000, and from $18.5 million for the six months ended April 30, 1999 to $104.8 million for the six months ended April 39, 2000. The increases were due primarily to increased unit sales of our products through an increased customer base and reflects the ramp-up of sales to significant original equipment manufacture customers and system integrator customers in conjunction with a growing demand for Storage Area Network switching products.

      For the six months ended April 29, 2000, revenues from eight customers accounted for 76% of total revenues. The level of sales to any customer may vary from quarter to quarter. However, we expect that significant customer concentration will continue for the foreseeable future. Loss of any one of these customers could have a material adverse effect on Brocade's financial condition or results of operations.

      Gross margin. Gross margin as a percentage of revenues increased from 48% for the second quarter of fiscal year 1999 to 58% for the second quarter of fiscal year 2000 and from 53% for the six months ended April 30, 1999 to 56% for the six months ended April 29, 2000. These increases were due principally to lower component and manufacturing costs, the allocation of fixed overhead over a much larger revenue base and a shift in our channel mix from OEM's to System Integrators.

      Research and development expenses. Research and development expenses increased from $2.7 million for the second quarter of fiscal year 1999 to $9.7 million for the second quarter of fiscal year 2000, and from $5.6 million for the six months ended April 30, 1999 to $15.7 million for the six months ended April 29, 2000. These increases were due to increased costs associated with a significant increase in personnel and personnel-related expenses and increases in prototype and design and development expenses reflecting efforts associated with new product development and enhancements to existing products.

      Sales and marketing expenses. Sales and marketing expenses increased from $2.4 million for the second quarter of fiscal year 1999 to $8.3 million for the second quarter of fiscal year 2000, and from $4.1 million for the six months ended April 30, 1999 to $14.6 million for the six months ended April 29, 2000. These increases were due to increases in direct selling costs associated with the increases in revenue, to the hiring of additional sales and marketing personnel, and marketing program costs.

      General and administrative expenses. General and administrative expenses increased from $0.7 million for the second quarter of fiscal year 1999 to $2.1 million for the second quarter of fiscal year 2000, and from $1.4 million for the six months ended April 30, 1999 to $4.1 million for the six months ended April 29, 2000. These increases were related to increased staffing, outside professional services and other expenses necessary to manage and support an increased scale of operations.

      Amortization of deferred compensation. Amortization of deferred compensation in the second quarter of fiscal year 2000 was virtually the same in the second quarter of fiscal year 1999. Amortization of deferred compensation decreased from $1.4 million for the six months ended April 30, 1999 to $0.6 million for the six months ended April 29, 2000.

      All operating expenses decreased as a percentage of net revenues for all periods presented due principally to the significant increases in net revenues.

      Interest income, net. Net interest income increased $1.2 million in the second quarter of fiscal year 2000 compared to the second quarter of fiscal year 1999. This increase was due primarily to an increased balance of cash, cash equivalents, and short-term investments held during the second quarter of fiscal 2000 compared to the second quarter of fiscal year 1999, resulting from our initial public offering in May 1999.

LIQUIDITY AND CAPITAL RESOURCES

      We have funded our operations to date primarily through the sale of preferred stock, capital equipment lease lines, bank debt and, in May 1999, we raised approximately $66 million in our initial public offering. Our principal sources of liquidity as of April 29, 2000 consisted of $111.5 million in cash, cash equivalents and short-term investments.

      Net cash provided by operating activities was $36.8 million for the first six months of fiscal 2000 compared to net cash used in operating activities of $1.3 million for the first six months of fiscal 1999. The change from period to period was due primarily to increased profitability during the first six months of fiscal 2000.

      Net cash used in investing activities for the first six months of fiscal 2000 was $37.0 million compared to net cash used in investing activities for the first six months of fiscal 1999 of $1.0 million. The period to period change was due mainly to increased purchases of property and equipment, the purchase of short-term investments, and other investing activities during the first six months of fiscal 2000.

      Net cash provided by financing activities was $2.6 million for the first six months of fiscal 2000 compared to net cash used in financing activities of $0.6 million for the first six months of fiscal 1999. This increase is primarily related to proceeds generated from the sale of common stock.

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

      In December 1999, Brocade entered into an agreement to lease approximately 210,000 square feet of office, laboratory, and administrative space in San Jose, California. The term of the lease agreement is September 1, 2000 through August 31, 2010, and represents a lease commitment of $6.2 million per year to Brocade. Brocade intends to occupy the space in September 2000. In conjunction with entering into the lease agreement, Brocade signed an unconditional, irrevocable letter of credit for $6.2 million as security for the lease. In connection with our occupation of this building, Brocade intends to make significant tenant improvements. Brocade intends to finance these tenant improvements and the lease commitment with internally generated funds. In February 2000, the lease agreement was amended to add an additional 39,043 square feet of general office space, which represents an additional lease commitment of $1.3 million per year.

RECENT ACCOUNTING PRONOUNCEMENTS

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

      In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44 ("Interpretation No. 44"), "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion 25." Interpretation No. 44 is effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for certain matters, specifically
(a) the definition of an employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Management does not anticipate that the adoption of Interpretation No. 44 will have a material impact on financial position or the results of operations.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management does not expect the adoption of SAB 101 to have a material effect on the financial position or results of the operations of the Company.

RISK FACTORS

WE HAVE AN ACCUMULATED DEFICIT OF $5.7 MILLION AND MAY NOT MAINTAIN
PROFITABILITY

      We have incurred significant losses since our inception. As a result, as of April 29, 2000, we had an accumulated deficit of $5.7 million. Although our revenues have grown in recent quarters, and we have remained profitable since the third quarter of fiscal 1999, we cannot be certain that we will be able to sustain these growth rates or that we will realize sufficient revenues to maintain profitability. We expect to incur significant product development, sales and marketing and administrative expenses and, as a result, we will need to generate significant revenues to maintain profitability.

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

WE DEPEND ON A FEW KEY CUSTOMERS AND THE LOSS OF ANY OF THEM COULD SIGNIFICANTLY REDUCE OUR REVENUES

      We depend on a few key customers. For example, in the first six months of fiscal 2000, sales to eight customers accounted for 76% of our total revenues. We anticipate that our operating results will continue to depend on sales to a relatively small number of customers. Therefore, the loss of any of our key customers, or a significant reduction in sales to these customers could significantly reduce our revenues.

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

THE PRICES OF OUR PRODUCTS ARE DECLINING WHICH COULD REDUCE OUR REVENUES AND GROSS MARGINS

      The average unit price of our products continued to decrease in the second quarter of fiscal 2000. We anticipate that the average unit price of our products may continue to decrease in the future in response to changes in product mix, competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors or other factors. If we are unable to offset these factors by increasing our sales volumes, our revenues will decline. In addition, to maintain our gross margins, we must develop and introduce new products and product enhancements, and we must continue to reduce the manufacturing cost of our products.

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

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

      On April 25, 2000, Adaptec, Inc. filed a lawsuit against Brocade in Santa Clara County Superior Court, asserting unfair competition, intentional interface with contractual relations and misappropriation of trade secrets related to our hiring of former Adaptec employees, and seeking injunctive relief and damages. Brocade is subject to various claims that arise in the normal course of business. In the opinion of management, the ultimate disposition of these claims will not have a material adverse effect on the financial position of Brocade.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company's Annual Meeting of Stockholders was held on April 20, 2000 in San Jose, California. Of the 108,342,098 shares outstanding as of the record date, 86,337,180 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:

      1. To elect two (2) class one directors to serve until the 2003 Annual Meeting of Stockholders and until their successors are duly elected and qualified.

                Name                      For                  Withheld
            --------------            ----------               --------
            Seth D. Neiman            86,096,548                240,632
            Mark Leslie               86,205,532                131,648

      2. Appointment of Arthur Andersen, LLP as independent auditors of Brocade Communications Systems, Inc., for the fiscal year ending October 28, 2000.

            Votes for:                86,305,100
            Votes against:                17,504
            Votes abstaining:             14,576

      3. Approval of an amendment to The Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 200,000,000 to 400,000,000.

            Votes for:                83,993,928
            Votes against:             2,312,716
            Votes abstaining:             30,536

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) EXHIBITS.

            27.1       Financial Data Schedule.

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



Dated:  June 13, 2000                     BROCADE COMMUNICATIONS SYSTEMS, INC.
                                          (Registrant)



                                          /S/ MICHAEL J. BYRD
                                          -------------------------------------
                                          MICHAEL J. BYRD
                                          Vice President, Finance and
                                          Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number                  Description
-------                 -----------
27.1                    Financial Data Schedule