Form 10-Q
period 2000-07-29
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2000-09-12
CIK 1009626

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended July 29, 2000

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

The number of shares outstanding of the Registrant's Common Stock on August 31, 2000 was 110,429,310 shares.



                                                             Page 1 of 22 pages.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                                    FORM 10-Q

                           QUARTER ENDED JULY 29, 2000


                                      INDEX


                                                                                                     PAGE
                                                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Balance Sheets as of July 29, 2000 and October 31, 1999                       3

               Condensed Statements of Operations for the Three Months and Nine Months Ended
               July 29, 2000 and July 31, 1999                                                         4

               Condensed Statements of Cash Flows for the Nine Months
               Ended July 29, 2000 and July 31, 1999                                                   5

               Notes to Condensed Financial Statements                                                 6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                           9

Item 3.        Quantitative and Qualitative Disclosures About Market Risks                            20

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                                                      21

Item 2.        Changes in Securities and Use of Proceeds                                              21

Item 3.        Defaults Upon Senior Securities                                                        21

Item 4.        Submission of Matters to a Vote of Security Holders                                    21

Item 5.        Other Information                                                                      21

Item 6.        Exhibits and Reports on Form 8-K                                                       21

SIGNATURES                                                                                            22





       This Form 10-Q contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including but not limited to statements regarding Brocade's expectations, hopes or intentions regarding the future. Actual results and trends could differ materially from those discussed in the forward-looking statements. In addition, past trends should not be perceived as indicators of future performance. Among the factors that could cause actual results to differ from the forward-looking statements are those detailed elsewhere in this Report in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Brocade's other Securities and Exchange Commission reports.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                           JULY 29,       OCTOBER 31,
                                                                                            2000            1999
                                                                                         -----------      -----------
                                                                                         (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                                            $  29,812       $  25,536
     Short-term investments                                                                  99,779          63,769
                                                                                          ---------       ---------
         Total cash, cash equivalents and short-term investments                            129,591          89,305
     Marketable equity securities                                                            66,565              --
     Accounts receivable, net of allowances of $5,614 and $2,447, respectively               53,019          17,139
     Inventories, net                                                                         1,523           3,686
     Prepaid expenses and other current assets                                                3,257           2,203
                                                                                          ---------       ---------
              Total current assets                                                          253,955         112,333

Property and equipment, net                                                                  21,712           4,947
                                                                                          ---------       ---------
              Total assets                                                                $ 275,667       $ 117,280
                                                                                          =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                       $  31,382       $  10,664
   Payroll related liabilities                                                               19,222           4,414
   Other accrued liabilities                                                                  9,743           9,830
   Deferred revenue                                                                           2,223           7,688
   Capital lease obligations                                                                    121             478
                                                                                          ---------       ---------
              Total current liabilities                                                      62,691          33,074
                                                                                          ---------       ---------

Stockholders' equity:
   Common stock, $.001 par value, 400,000,000 shares authorized:
         Issued and outstanding: 110,160,891 and 107,040,080 shares at
         July 29, 2000 and October 31, 1999, respectively                                       110             107
   Additional paid-in capital                                                               138,846         119,593
   Deferred stock compensation                                                               (2,600)         (3,440)
   Notes receivable from stockholders                                                            --          (5,660)
   Unrealized gain (loss) on marketable equity securities and short-term investments         62,264             (49)
   Accumulated earnings (deficit)                                                            14,356         (26,345)
                                                                                          ---------       ---------
              Total stockholders' equity                                                    212,976          84,206
                                                                                          ---------       ---------
              Total liabilities and stockholders' equity                                  $ 275,667       $ 117,280
                                                                                          =========       =========

       The accompanying notes are an integral part of these condensed financial statements.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    ----------------------      ----------------------
                                                     JULY 29,      JULY 31,     JULY 29,      JULY 31,
                                                      2000          1999          2000          1999
                                                    --------      --------      --------      --------
Net revenues                                        $ 92,138      $ 20,051      $196,931      $ 38,598
Cost of revenues                                      38,159         9,921        84,296        18,679
                                                    --------      --------      --------      --------

         Gross margin                                 53,979        10,130       112,635        19,919
                                                    --------      --------      --------      --------

Operating expenses:
   Research and development                           14,029         4,148        29,723         9,782
   Sales and marketing                                12,984         3,691        27,542         7,777
   General and administrative                          2,642         1,000         6,758         2,415
   Amortization of deferred stock compensation           280           280           840         1,657
                                                    --------      --------      --------      --------

         Total operating expenses                     29,935         9,119        64,863        21,631
                                                    --------      --------      --------      --------

Income (loss) from operations                         24,044         1,011        47,772        (1,712)
Interest income, net                                   1,370           633         3,748           669
                                                    --------      --------      --------      --------
Income (loss) before income taxes                     25,414         1,644        51,520        (1,043)
Provision for income taxes                             5,337            33        10,819            33
                                                    --------      --------      --------      --------

Net income (loss)                                   $ 20,077      $  1,611      $ 40,701      $ (1,076)
                                                    ========      ========      ========      ========

Basic net income (loss) per share                   $   0.19      $   0.02      $   0.40      $  (0.03)
                                                    ========      ========      ========      ========

Diluted net income (loss) per share                 $   0.16      $   0.01      $   0.34      $  (0.03)
                                                    ========      ========      ========      ========
Shares used in the calculation of basic net
    income (loss) per share                          104,604        71,344       102,878        36,468
                                                    ========      ========      ========      ========
Shares used in the calculation of diluted net
    income (loss) per share                          122,212       110,028       120,303        36,468
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

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                      NINE MONTHS ENDED
                                                                                                   -----------------------
                                                                                                   JULY 29,        JULY 31,
                                                                                                     2000           1999
                                                                                                   --------       --------
Cash flows from operating activities:
     Net income (loss)                                                                             $ 40,701       $ (1,076)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                                                 3,474          1,476
        Loss on disposition of equipment                                                                789            248
        Noncash compensation expense                                                                    840          1,738
        Write down of non-marketable investments                                                      4,001             --
        Changes in assets and liabilities:
            Accounts receivable                                                                     (35,880)        (8,586)
            Inventories                                                                               2,163           (884)
            Prepaid expenses and other current assets                                                (1,054)          (607)
            Accounts payable                                                                         20,718          3,703
            Payroll related liabilities                                                              14,808          3,556
            Other accrued liabilities                                                                10,850             --
            Deferred revenue                                                                         (5,465)         6,048
                                                                                                   --------       --------
                 Net cash provided by operating activities                                           55,945          5,616
                                                                                                   --------       --------

Cash flows from investing activities:
   Purchases of property and equipment                                                              (21,028)        (1,855)
   Purchases of short-term investments                                                              (59,543)       (65,976)
   Proceeds from dispositions of short-term investments                                              23,533             --
   Other investing activities                                                                        (9,000)            --
                                                                                                   --------       --------
                Net cash used in investing activities                                               (66,038)       (67,831)
                                                                                                   --------       --------

Cash flows from financing activities:
   Net proceeds from the issuance of common stock                                                     9,066         65,878
   Net proceeds from the issuance of redeemable preferred stock and stock warrants                       --          1,512
   Proceeds from notes receivable from stockholders                                                   5,660             --
   Payments on capital lease obligations                                                               (357)          (601)
   Proceeds from notes payable                                                                           --            247
   Repayment of notes payable and line of credit                                                         --         (4,881)
                                                                                                   --------       --------
               Net cash provided by financing activities                                             14,369         62,155
                                                                                                   --------       --------

Net increase (decrease) in cash and cash equivalents                                                  4,276            (60)
Cash and cash equivalents at beginning of period                                                     25,536         10,420
                                                                                                   --------       --------
Cash and cash equivalents at end of period                                                         $ 29,812       $ 10,360
                                                                                                   ========       ========


       The accompanying notes are an integral part of these condensed financial statements.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
       (Information for the three and nine months ended July 29, 2000 and
                           July 31, 1999 is unaudited)



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

       The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for the three and nine months ended July 29, 2000 are not necessarily indicative of the results that may be expected for future quarters or the year ending October 28, 2000.

2.     STOCK SPLITS

       On November 8, 1999 and January 21, 2000, Brocade's board of directors approved two-for-one splits of Brocade's Common Stock. The stock began trading on a split-adjusted basis on December 3, 1999 and March 14, 2000, respectively. All references in the accompanying financial statements and notes thereto to earnings per share and the number of common shares have been retroactively restated to reflect the common stock splits.

3.     CHANGE IN FISCAL YEAR END

       Brocade changed its fiscal year end to the last Saturday in October, beginning with the fiscal year ended October 28, 2000. This change did not have a material impact on Brocade's financial statements for the three and nine month periods ended July 29, 2000.

4.     NET INCOME (LOSS) PER SHARE

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

       In accordance with SFAS No. 128, basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                   (Information for the three and nine months
              ended July 29, 2000 and July 31, 1999 is unaudited)


       The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                -------------------------       -------------------------
                                                                JULY 29,         JULY 31,       JULY 29,         JULY 31,
                                                                  2000            1999            2000            1999
                                                                ---------       ---------       ---------       ---------
                                                                       (unaudited)                     (unaudited)
Basic and diluted net income (loss) per share:
    Net income (loss)                                           $  20,077       $   1,611       $  40,701       $  (1,076)
                                                                =========       =========       =========       =========

    Weighted-average shares of common stock outstanding           109,695          80,840         108,671          45,148
    Less: weighted-average shares subject to repurchase            (5,091)         (9,496)         (5,793)         (8,680)
                                                                ---------       ---------       ---------       ---------
    Weighted-average shares used in computing basic net
      income (loss) per share                                     104,604          71,344         102,878          36,468
    Plus: Weighted-average shares subject to repurchase             5,091           9,496           5,793              --
              Dilutive effect of common shares equivalents         12,517          29,188          11,632              --
                                                                ---------       ---------       ---------       ---------
    Weighted-average shares used in computing diluted net
      income (loss) per share                                     122,212         110,028         120,303          36,468
                                                                =========       =========       =========       =========
Basic net income (loss) per share                               $    0.19       $    0.02       $    0.40       $   (0.03)
                                                                =========       =========       =========       =========
Diluted net income (loss) per share                             $    0.16       $    0.01       $    0.34       $   (0.03)
                                                                =========       =========       =========       =========

5.     CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

       All highly liquid investment securities with original maturities of three months or less are considered cash equivalents, while investment securities with original maturities of more than three months but less than one year are considered short-term investments.

       As of July 29, 2000 and October 31, 1999 all short-term investments are classified as available-for-sale.

6.     CONCENTRATION OF RISK AND SIGNIFICANT CUSTOMERS

       Brocade is organized and operates as one business segment; the design, development, manufacturing, marketing and selling of switching solutions for Storage Area Networks ("SANs").

       For the nine months ended July 29, 2000, revenues from eight customers accounted for 82% of total net revenues. The level of sales to any customer may vary from quarter to quarter, however, we expect that significant customer concentration will continue for the foreseeable future. Loss of any one of these customers could have a material adverse impact on Brocade's financial condition or results of operations.

7.     COMMITMENTS AND CONTINGENCIES

       Brocade is subject to various claims that arise in the normal course of business. In the opinion of management, the ultimate disposition of these claims will not have a material adverse affect on the financial position of Brocade.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                (Information for the three and nine months ended
                 July 29, 2000 and July 31, 1999 is unaudited)


8.     OTHER ACCRUED LIABILITIES

       Other accrued liabilities consisted of the following, (in thousands):

                                 JULY 29,      OCTOBER 31,
                                   2000           1999
                                 --------      -----------
Accrued warranty                  $3,445         $1,856
Purchase commitments reserve       1,370          3,629
Other                              4,928          4,345
                                  ------         ------
                                  $9,743         $9,830
                                  ======         ======

9.     COMPREHENSIVE INCOME

       For both the three and nine month periods ended July 29, 2000, net unrealized holding gains on marketable equity securities and short-term investments amounted to $62.3 million. Accordingly, total comprehensive income for the three and nine month periods ended July 29, 2000 amounted to $82.4 million and $103.0 million, respectively. Unrealized holding gains (losses) for all other periods presented are not significant and accordingly, comprehensive income (loss) for such periods approximated net income (loss).

10.    RECENT ACCOUNTING PRONOUNCEMENTS

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

       In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44 ("Interpretation No. 44"), "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion 25." Interpretation No. 44 is effective July 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for certain matters, specifically
(a) the definition of an employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Management does not anticipate that the adoption of Interpretation No. 44 will have a material impact on financial position or results of operations.

       In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management does not expect the adoption of SAB 101 to have a material impact on financial position or results of operations of the Company.

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

       Our revenue is derived primarily from sales of our SilkWorm family of products. In fiscal 1999, four customers accounted for a combined total of 70% of total revenue. In the nine month period ended July 29, 2000, eight customers contributed 82% of total revenue. The level of sales to any customer may vary from quarter to quarter. However, we expect that significant customer concentration will continue in the foreseeable future. The loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on Brocade's financial condition or results of operations.

       Product revenue is generally recognized when products are shipped to customers. Revenue recognition is deferred for shipments to new customers if, at the time of shipment, product returns cannot be estimated or significant support services are required to successfully launch the customer's products. As of July 29, 2000, deferred revenue is comprised principally of shipments in the third quarter of fiscal year 2000 to customers with new product programs.

       Our average unit-selling price has generally decreased since the beginning of fiscal 2000 but remained steady in the third quarter of fiscal 2000 compared to the second quarter of fiscal 2000. We expect declines in our average unit selling price due to anticipated increases in per customer sales volume, the impact of competitive pricing pressures and new product introductions. However, in the near future, we do not anticipate that our gross margins will be affected by declines in average unit selling prices due to anticipated product cost reductions.

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

       Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer engineering support functions, as well as costs associated with promotional and travel expenses. We believe that continued investment in sales and marketing is critical to the success of our strategy to expand our relationships with leading original equipment manufacturers, to expand our presence in the system integration channel, and to maintaining our leadership position in the SAN market. As a result, we expect these expenses to increase in absolute dollars in the future.

       General and administrative expenses consist primarily of salaries and related expenses for executive, finance and human resources personnel, recruiting expenses, professional fees and other corporate expenses. We expect general and administrative expenses to increase in absolute dollars as we add personnel and the related infrastructure necessary to support the growth of our business.

       In connection with the grant of certain stock options to employees, we recorded deferred compensation of $307,000 and $5.1 million during fiscal 1998 and 1999, respectively, representing the difference between the deemed value of our common stock for accounting purposes and the option exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options. We amortized $280,000 and $840,000, respectively, of deferred compensation for the three and nine months ended July 29, 2000.

RESULTS OF OPERATIONS

       The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.

                                              PERCENTAGE OF              PERCENTAGE OF
                                              TOTAL REVENUES             TOTAL REVENUES
                                           ------------------          ------------------
                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                          JULY 29,     JULY 31,      JULY 29,      JULY 31,
                                           2000          1999          2000          1999
                                          -------      --------      --------      --------
Net revenues                               100%          100%          100%          100%
Cost of revenues                            41            49            43            48
                                           ----          ----          ----          ----
    Gross margin                            59            51            57            52
                                           ----          ----          ----          ----
Operating expenses:
     Research and development               15            21            15            25
     Sales and marketing                    14            18            14            20
     General and administrative              3             5             3             6
     Amoritization of deferred stock
        compensation                         1             1             1             4
                                           ----          ----          ----          ----
          Total operating expenses          33            45            33            56
                                           ----          ----          ----          ----
Income (loss) from operations               26             5            24            (4)
Interest income, net                         2             3             2             2
                                           ----          ----          ----          ----
Income (loss) before income taxes           28             8            26            (3)
Provision for income taxes                   6            --             5            --
                                           ----          ----          ----          ----
Net income (loss)                           22%            8%           21%           (3)%
                                           ====          ====          ====          ====


       Revenues. Net revenues increased from $20.1 million for the third quarter of fiscal year 1999 to $92.1 million for the third quarter of fiscal year 2000, and from $38.6 million for the nine months ended July 31, 1999 to $196.9 million for the nine months ended July 29, 2000. The increases were due to increased unit sales of our products through an increased customer base and reflects the ramp-up of sales to significant original equipment manufacture customers and system integrator customers in conjunction with a growing demand for Storage Area Network switching products.

       Gross margin. Gross margin as a percentage of revenues increased from 50.5% for the third quarter of fiscal year 1999 to 58.6% for the third quarter of fiscal year 2000 and from 51.6% for the nine months ended July 31,1999 to 57.2% for the nine months ended July 29, 2000. These increases were due principally to lower component and manufacturing costs, the allocation of fixed overhead over a much larger revenue base and a shift in our channel mix from Original Equipment Manufacturers to System Integrators.

       Research and development expenses. Research and development expenses increased from $4.1 million for the third quarter of fiscal year 1999 to $14.0 million for the third quarter of fiscal year 2000, and from $9.8 million for the nine months ended July 31, 1999 to $29.7 million for the nine months ended July 29, 2000. These increases were due to increased costs associated with a significant increase in personnel and personnel-related expenses and increases in prototype and design and development expenses reflecting efforts associated with new product development and enhancements to existing products.

       Sales and marketing expenses. Sales and marketing expenses increased from $3.7 million for the third quarter of fiscal year 1999 to $13.0 million for the third quarter of fiscal year 2000, and from $7.8 million for the nine months ended July 31, 1999 to $27.5 million for the nine months ended July 29, 2000. These increases were due to increases in direct selling costs associated with the increases in revenue, to the hiring of additional sales and marketing personnel, and marketing program costs.

       General and administrative expenses. General and administrative expenses increased from $1.0 million for the third quarter of fiscal year 1999 to $2.6 million for the third quarter of fiscal year 2000, and from $2.4 million for the nine months ended July 31, 1999 to $6.8 million for the nine months ended July 29, 2000. These increases were related to increased staffing, outside professional services and other expenses necessary to manage and support an increased scale of operations.

       Amortization of deferred compensation. Amortization of deferred compensation in the third quarter of fiscal year 2000 was the same as in the third quarter of fiscal year 1999. Amortization of deferred compensation decreased from $1.7 million for the nine months ended July 31, 1999 to $0.8 million for the nine months ended July 29, 2000.

       All operating expenses decreased as a percentage of net revenues for all periods presented due principally to the significant increases in net revenues.

       Interest income, net. Net interest income increased $0.7 million in the third quarter of fiscal year 2000 compared to the third quarter of fiscal year 1999. This increase was due primarily to an increased balance of cash, cash equivalents, and short-term investments held during the third quarter of fiscal 2000 compared to the third quarter of fiscal year 1999, resulting from our initial public offering in May 1999 and cash generated from operations and financing activities.

LIQUIDITY AND CAPITAL RESOURCES

       We have funded our operations to date primarily through the sale of preferred stock, capital equipment lease lines, bank debt, cash provided by operating activities and, in May 1999, we raised approximately $66 million in our initial public offering. Our principal sources of liquidity as of July 29, 2000 consisted of $129.6 million in cash, cash equivalents and short-term investments.

       Net cash provided by operating activities was $55.9 million for the first nine months of fiscal 2000 compared to $5.6 million for the first nine months of fiscal 1999. The change from period to period was due primarily to increased profitability during the first nine months of fiscal 2000.

       Net cash used in investing activities for the first nine months of fiscal 2000 was $66.0 million compared to net cash used in investing activities for the first nine months of fiscal 1999 of $67.8 million. The period-to-period change was due mainly to higher purchases of short-term investments in the first nine months of fiscal 1999, offset partially by increased investments in property and equipment and other investing activities in the first nine months of fiscal 2000.

       Net cash provided by financing activities was $14.4 million for the first nine months of fiscal 2000 compared to $62.2 million for the first nine months of fiscal 1999. The decrease is primarily related to proceeds generated from the sale of common stock in our initial public offering in May 1999.

       We believe that our existing cash, cash equivalents and short-term investment balances and cash flows expected to be generated from future operations, will be sufficient to meet our capital requirements at least through the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts, and the expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. There can be no assurances that additional equity or debt financing, if required, will be available on acceptable terms or at all.

       In December 1999, Brocade entered into an agreement to lease approximately 210,000 square feet of office, laboratory, and administrative space in San Jose, California. The term of the lease agreement is September 1, 2000 through August 31, 2010, and represents a lease commitment of $6.2 million per year to Brocade. Brocade intends to occupy the space in September 2000. In conjunction with entering into the lease agreement, Brocade signed an unconditional, irrevocable letter of credit for $6.2 million as security for the lease. In connection with our occupation of this building, Brocade has made and intends to make further significant tenant improvements. Brocade intends to finance these tenant improvements and the lease commitment with internally generated funds. In February and July 2000 the lease agreement was amended to add an additional 70,000 square feet of general office space, which represents an additional lease commitment of $3.0 million per year.

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

       In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44 ("Interpretation No. 44"), "Accounting for Certain Transactions Involving Stock Compensation - an interpretations of APB Opinion 25." Interpretation No. 44 is effective July 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for certain matters, specifically
(a) the definition of an employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Management does not anticipate that the adoption of Interpretation No. 44 will have a material impact on financial position or results of operations of the Company.

       In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management does not expect the adoption of SAB 101 to have a material impact on financial position or results of operations.


RISK FACTORS

WE MAY NOT MAINTAIN PROFITABILITY

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

       - continued adoption of SANs as an alternative to existing data storage and management systems;

       - decisions by end-users to reallocate their information technology resources to other purposes, and

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

       Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and introducing high-quality, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. We have new product launches and upgrades to our existing products planned for fiscal year 2000 and 2001. Our future revenue growth will be dependent on the success of these new product launches. We have in the past experienced delays in product development and such delays may occur in the future. In addition, as we introduce new or enhanced products, we will have to manage successfully the transition from older products in order to minimize disruption in our customers' ordering patterns, avoid excessive levels of older product inventories and ensure that enough supplies of new products can be delivered to meet our customers' demands. Our failure to develop and introduce successfully new products and product enhancements, which are not broadly accepted, would reduce our revenues.

WE DEPEND ON A FEW KEY CUSTOMERS AND THE LOSS OF ANY OF THEM COULD SIGNIFICANTLY REDUCE OUR REVENUES

       We depend on a few key customers. For example, in the first nine months of fiscal 2000, sales to eight customers accounted for 82% of our total revenues. We anticipate that our operating results will continue to depend on sales to a relatively small number of customers. Therefore, the loss of any of our key customers, or a significant reduction in sales to these customers could significantly reduce our revenues.

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

       We plan to regularly introduce new products and product enhancements, which will require that we coordinate our efforts with those of our suppliers and Solectron to rapidly achieve volume production. While we have not, to date, experienced significant supply problems with Solectron, we have experienced delays in product deliveries from one of our former contract manufacturers. If we should fail to effectively manage our relationships with our suppliers and Solectron, or if Solectron experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, our ability to ship products to our customers could be delayed and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. If we are required or choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

WE ARE DEPENDENT ON SOLE SOURCE AND LIMITED SOURCE SUPPLIERS FOR CERTAIN KEY COMPONENTS INCLUDING ASICS AND POWER SUPPLIES

       We currently purchase several key components from single or limited sources. We purchase ASICs from a single source, and power supplies, printed circuit boards and GBICs from limited sources. In addition, we license certain software that is incorporated into our Brocade Fabric Operating System from Wind River Systems, Inc. If we are unable to buy these components on a timely basis, we will not be able to manufacture our products. We use a rolling six-month forecast based on anticipated product orders to determine our component requirements. If we overestimate our component requirements, we may have excess inventory, which would increase our costs. If we underestimate our component requirements, we may have inadequate inventory, which could interrupt our manufacturing. In addition, lead times for materials and components we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. We also may experience shortages of certain components from time to time, which also could delay our manufacturing.

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

THE PRICES OF OUR PRODUCTS ARE DECLINING WHICH COULD REDUCE OUR REVENUES AND GROSS MARGINS

       While the average unit price of our products remained relatively constant in the third quarter of fiscal 2000, we anticipate that the average unit price of our products will decrease in the future in response to changes in product mix, competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors or other factors. If we are unable to offset these factors by increasing our unit sales volumes, our revenues will decline. In addition, to maintain our gross margins, we must develop and introduce new products and product enhancements, and we must continue to reduce the manufacturing cost of our products.

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

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL, WE MAY NOT BE SUCCESSFUL

       Our success depends to a significant degree upon the continued contributions of our key management, engineering, and sales and marketing personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on Gregory L. Reyes, our President and Chief Executive Officer, Kumar Malavalli, our Vice President, Technology and Paul R. Bonderson, Jr., our Vice President, Engineering. We do not have employment contracts with, or key person life insurance on, any of our key personnel. We also believe that our success depends to a significant extent on the ability of our management to operate effectively, both individually and as a group.

       We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, finance and operations personnel. Competition for these personnel is intense, especially in the San Francisco Bay Area. In particular, we have experienced difficulty in hiring qualified ASIC, software, system and test, and customer support engineers and there can be no assurance that we will be successful in attracting and retaining these individuals. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell our products. In addition, companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We cannot assure you that we will not receive such claims in the future as we seek to hire qualified personnel or that such claims will not result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits.

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

WE PLAN TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES SIGNIFICANTLY, WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS

       We plan to expand our international sales activities significantly. During fiscal 2000, we have begun to expand our international sales activities in Europe and the Asia-Pacific region. Our international sales growth in these countries will be limited if we are unable to establish relationships with international distributors, establish additional foreign operations, expand international sales channel management, hire additional personnel and develop relationships with international service providers. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. Our international operations, including our sales activities in Europe and the Asia-Pacific region, are subject to a number of risks, including:

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

       None

ITEM 5. OTHER INFORMATION

       None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) EXHIBITS.


       27.1 Financial Data Schedule.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: September 12, 2000               BROCADE COMMUNICATIONS SYSTEMS, INC.
                                        (Registrant)





                                        /S/ MICHAEL J. BYRD
                                        ----------------------------------------
                                        MICHAEL J. BYRD
                                        Vice President, Finance and
                                        Chief Financial Officer

                                 EXHIBIT INDEX

Item Number    Description
-----------    -----------
27.1           Financial Data Schedule