Form 10-K
period 2000-10-28
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2001-01-26
CIK 1009626

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED OCTOBER 28, 2000

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                       COMMISSION FILE NUMBER: 000-25601
                            ------------------------

                      BROCADE COMMUNICATIONS SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           77-0409517
          (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

                            ------------------------

                             1745 TECHNOLOGY DRIVE
                               SAN JOSE, CA 95110
                                 (408) 487-8000
 (ADDRESS, INCLUDING ZIP CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES AND
                     TELEPHONE NUMBER, INCLUDING AREA CODE)
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.001
                                   PAR VALUE
                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $15,000,000,000 as of December 29, 2000, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant's Common Stock on December 29, 2000 was 223,937,640 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                                   FORM 10-K

                                     INDEX

                                                                          PAGE
                                                                          ----
          PART I
Item 1.   Business....................................................      1
Item 2.   Properties..................................................     15
Item 3.   Legal Proceedings...........................................     16
Item 4.   Submission of Matters to a Vote of Security Holders.........     16

          PART II
Item 5.   Market For Registrant's Common Equity and Related
          Stockholder Matters.........................................     17
Item 6.   Selected Financial Data.....................................     18
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     20
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...     24
Item 8.   Financial Statements and Supplementary Data.................     24
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................     42

          PART III
Item 10.  Directors and Executive Officers of the Registrant..........     42
Item 11.  Executive Compensation......................................     44
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     44
Item 13.  Certain Relationships and Related Transactions..............     44

          PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     44
SIGNATURES............................................................     48

                                     PART I

ITEM 1. BUSINESS

GENERAL

     In addition to historical information, this Annual Report on Form 10-K (Annual Report) contains forward-looking statements such as statements relating to the timing of new product releases and upgrades to existing products; the possibility of making additional strategic investments; the effect of pending legal claims and proceedings on Brocade; anticipated future revenues, gross margins, research and development expenses, sales and marketing expenses, general and administrative expenses, and income taxes; Brocade's liquidity and the sufficiency of existing cash and cash equivalents for near-term requirements; and the effect of recent accounting pronouncements on Brocade's financial condition or results of operations. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intend," "potential," "continue," or the negative of such terms, or other comparable terminology. These statements are only predictions. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in this section under the heading "Risk Factors." Risk factors may include but are not limited to Brocade's ability to effectively manage future expansion; Brocade's ability to develop new and enhanced products that achieve widespread market acceptance; and various factors that may cause Brocade's quarterly revenues and operating results to fluctuate, such as the timing of customer orders, changes in general and specific economic conditions in the computer, storage, and networking industries, and announcements and new product introductions by competitors. All forward-looking statements included in this document are based on information available to Brocade on the date hereof. Brocade assumes no obligation to update any such forward-looking statements.

     Brocade Communications Systems, Inc. (Brocade) is the world's leading provider of storage area networking infrastructure solutions. The exponential growth rate of business information has resulted in a need for data storage environments that are highly scalable, continuously available, have a low cost of management, are secure, and can extend beyond the traditional data center across wide geographic distances. The Brocade family of hardware and software products provides the networking foundation for storage area networks (SANs), which bring a networking model to storage environments. Using Brocade Fibre Channel fabric switches and software, customers can connect servers with external storage devices through a SAN, creating a highly reliable and scalable environment for data-intensive storage applications. SANs are a strategic part of IT infrastructure -- an enterprise networking foundation that will scale to support exponential data growth and enable companies to unlock the power of one of their most strategic assets -- their information.

     Brocade delivers and enables hardware and software products, education, and services that allow companies to implement large, heterogeneous, block-data networks supporting business-critical storage applications. Companies use Brocade SAN infrastructure to securely and reliably move blocks of data over distance at high performance, creating a networking platform to simplify the administration, management, and movement of data. Using Brocade solutions, companies can more easily keep pace with rapid growth in data storage requirements, reduce the total cost of ownership of data storage environments, improve computing network and application efficiency and performance, and simplify the implementation and management of SANs and SAN-based applications.

     Brocade products are sold through Brocade OEM partners, systems integrators, and resellers. Brocade has OEM partnerships with the companies that supply the majority of the world's external storage -- these providers of server and storage systems use Brocade solutions as a networking foundation for their SAN solutions.

     Brocade was incorporated on May 14, 1999 as a Delaware corporation and is the successor to operations originally begun on August 24, 1995. Brocade's headquarters are located in San Jose, California. The mailing address for Brocade's headquarters is 1745 Technology Drive, San Jose, California, 95110, telephone number: (408) 487-8000. Brocade can also be reached at its Web site at www.brocade.com.

STORAGE AREA NETWORKING INFRASTRUCTURE SOLUTIONS

     The Brocade family of Fibre Channel fabric switches and software is designed to bring the benefits of networking to storage environments -- providing a network-based foundation that can scale from small departmental SANs to enterprise-wide networks to interconnect many servers, storage subsystems, and tape devices. Brocade-based SANs can help reduce overall storage costs by enabling companies to better utilize and manage their server and storage resources.

  Brocade Fibre Channel Fabric Switches

     The Brocade family of Fibre Channel fabric switches interconnects servers and storage subsystems in a SAN, creating a highly reliable and scalable environment for storage applications. The Brocade Fibre Channel fabric switch family includes the 8-port SilkWorm 2000, 16-port SilkWorm 2200, 8-port SilkWorm 2400, and 16-port SilkWorm 2800 products. The products are available in multiple configurations to meet all SAN requirements from entry-level to midrange/departmental to enterprise.

     Brocade products are fully networkable, enabling customers to create a high-performance SAN "fabric" that is highly reliable and scalable to support the interconnection of hundreds of server and storage devices. Brocade Fibre Channel fabric switches are based on the Brocade Fabric Operating System (Fabric OS(TM)), which is an intelligent distributed operating system for Brocade-based SANs. All Brocade Fibre Channel fabric switches are forward-and backward-compatible; are networkable; and are designed to support business-critical storage applications such as LAN-free backup, storage consolidation, remote-mirroring, and high-availability configurations.

     In fiscal year 2000, Brocade announced the SilkWorm 6400, a 64-port integrated fabric solution expected to be generally available in the first quarter of calendar year 2001. Like all Brocade products, the SilkWorm 6400 is networkable, forward- and backward-compatible, and is based on the Brocade Fabric OS. The SilkWorm 6400 simplifies the deployment and management of SAN fabrics. It contains six switch modules that are integrated into a highly available fabric within a single enclosure.

     In fiscal year 2000, Brocade also announced its product roadmap for extending the benefits of the Brocade networking model for storage to a networkable core fabric switch offering. In fiscal year 2001, Brocade expects to announce its 64- and 128-port networkable Core Fabric switches. With these products, Brocade's product family will range from entry-level to carrier-class based on a common architecture that utilizes the Brocade distributed fabric operating system. It is expected that these new products will be designed to be forward- and backward-compatible with the entire Brocade product line.

  Fabric Operating System Software

     The Brocade family of Fibre Channel fabric switches is based on the Brocade Fabric OS. The Fabric OS provides a feature-rich platform for SAN-designed applications and offers advanced features for proactive SAN management and monitoring. This enables applications to dynamically discover physical components in a SAN and monitor SAN fabric resources. Brocade makes the value-added features of the Fabric OS available to strategic partners through the Brocade Fabric OS Access Layer (Fabric Access(TM)), the application programming interface (API) to Fabric OS. In addition, Brocade offers a suite of optional add-on products, based on Fabric OS, which provide additional management capabilities for Brocade-based SANs.

MARKET DRIVERS

     During the last decade, a multitude of changes in computing technology and the globalization of business via the Internet have created a tremendous growth in storage requirements -- requiring many organizations to reassess the way they view their storage environments. Storage capacity requirements have grown exponentially, and continuous access to data and the devices on which it is stored is now a crucial business requirement. As a result, the financial implications of data center downtime are now extreme and many organizations are searching for cost-effective ways to ensure high data availability and reliability and keep pace with increasing data storage requirements.

     To remain successful in such a dynamic marketplace, organizations need reliable storage systems that can effectively manage and protect critical business information. These systems must be able to scale quickly to manage anticipated data growth -- a difficult problem for many traditional storage approaches. As a result, organizations are now accessing and managing the ever-increasing amount of enterprise data through SANs. SANs address some of the most challenging business requirements, including ensuring that all data is protected and accessible across the enterprise, improving efficiency of IT resource management, and maximizing system and data availability, among others. At the center of the SAN fabric are solutions such as Brocade SilkWorm Fibre Channel fabric switches, which provide the reliable high-performance data transfer that is critical to efficient SAN operations.

MARKET INITIATIVES

  Interoperability and Standards

     Brocade continues to invest in making SANs simpler to design, deploy, and manage, and in enabling end-to-end interoperability for heterogeneous, multivendor SANs.

     - Standards: Brocade is very active in the development of SAN standards. Brocade is an active participant in the primary standards and industry groups for SANs, including the National Committee for Information Technology Standards (NCITS) T11 Technical Committee, the primary governing body for Fibre Channel-related standards; the Storage Networking Industry Association (SNIA); the Fibre Channel Industry Association (FCIA); the Infiniband Trade Association; the FibreAlliance; and others. Brocade has authored or contributed significantly to many of the Fibre Channel standards in existence today. Brocade's inter-switch routing protocol, Fabric Shortest Path First (FSPF), was recently accepted as the standard for routing data among multi-vendor Fibre Channel switches.

     - Interoperability and testing labs: In fiscal 2000, Brocade invested extensively in interoperability and testing labs and expects to expand those investments in the future.

     - Fabric Aware(TM) Program: The BROCADE Fabric Aware program is a comprehensive testing and configuration initiative designed to foster end-to-end SAN interoperability in a multivendor, heterogeneous environment. As part of the program, participating companies agree to specify, test, and jointly support pretested SAN configurations that include a heterogeneous mix of servers, storage subsystems, Fibre Channel switches, and other SAN technologies.

     - SOLUTIONware(TM) Library: Brocade also offers a library of pretested, certified SAN configuration guides for popular SAN environment and application configurations. Each SOLUTIONware guide provides step-by-step instructions on how to integrate and configure a wide range of devices with Brocade Fibre Channel fabric switches in a discrete SAN solution for applications such as LAN-free and server-free backup, server and storage consolidation, high availability, and disaster tolerance. Brocade works closely with application, storage and system partners to ensure interoperability of solutions in these environments. Each certified Brocade SOLUTIONware configuration has been thoroughly tested and certified in Brocade and Brocade partner interoperability labs.

  SAN-Designed Applications

     The Brocade Fabric OS provides an intelligent operating system foundation that allows strategic application partners to unlock the power resident within the SAN. In addition, Brocade provides a developer program to enable developers of storage applications, hardware, and technologies to design and develop their own solutions to take optimal advantage of the Brocade SAN infrastructure. These companies are developing SAN-designed applications that take specific advantage of the underlying Brocade Fabric OS to simplify management of heterogeneous SANs while providing higher levels of storage application functionality. Brocade Fabric Access partners include companies such as VERITAS Software and BMC Software.

  SAN Internetworking

     The rapid deployment of heterogeneous SANs on a large scale is creating demand to internetwork SANs over optical infrastructure through Dense Wave Division Multiplexing (DWDM) technologies and over IP-based networks. Today, Brocade-based SANs can be internetworked via DWDM solutions from companies such as Adva Optical Networking, Cisco Systems, Nortel Networks, and ONI Systems. This enables the extension of SAN applications such as high-speed remote data mirroring, wide area data replication, remote backup, digital content distribution, and storage outsourcing- over distances of up to 100 kilometers. In addition, SAN technology combined with the ability to move vast amounts of block data over distance has created a new market for providers of outsourced and managed applications and services. Using SANs as the storage environment foundation, storage service providers, second-generation application providers, application service providers, and Internet service providers, can deliver service offerings over extended distances without significant performance degradation.

EDUCATION SERVICES

     Brocade has established a worldwide education and training organization to deliver high-quality, technical training on SAN technologies and implementation to Brocade partners and their customers. To date, Brocade has trained more than 2,500 SAN technical professionals at its education facilities, providing hands-on technical training in SAN design, implementation, and operation. In fiscal 2000, Brocade opened training facilities in Atlanta, Denver, and Munich to complement its San Jose facilities, and partnered with StorageNetworks to expand training globally in Europe, the Middle East, and Africa (EMEA), and North America.

SERVICE AND SUPPORT

     To address the demand for comprehensive maintenance programs for SAN products, Brocade has created a service and support program that leverages the expertise and hands-on capabilities of all Brocade technical resources. Brocade offers five levels of maintenance contracts that can be purchased separately through Brocade's system integrators, resellers, and service providers. The contracts typically include returns and replacement as well as telephone support.

SALES MODEL AND MARKETING

     Brocade sells and markets its products through OEM partners, systems integrators, resellers, and service providers. Brocade solutions provide the networking foundation for SAN environments and are designed to meet entry-level, midrange, workgroup, enterprise, and carrier-class requirements. SANs are one of the key foundations of data centers and high-performance application environments in enterprises where data storage requirements are high and/or dynamic, and in which data availability and reliability are important business requirements. Typical storage applications supported by Brocade-based SANs include LAN-free and server-free backup, disaster recovery, high-speed remote data mirroring, data replication, centralized data backup, digital content distribution, systems and storage consolidation, and storage outsourcing. End customer profiles include enterprise SAN deployments that are internetworked across optical infrastructure, ATM, and IP-based networks; midrange SAN deployments that support departmental and workgroup storage and computing applications; and service providers offering managed and outsourced services based on SAN.

     - Brocade OEM partners include the world's leading providers of servers and storage. These companies supply the majority of the world's external storage. OEM partners typically offer Brocade products for sale after completing extensive product qualification cycles. OEM partners offer either Brocade-branded or OEM-branded products, which are identical in functionality.

     - Brocade Fabric Integrators are high-end systems integrators located worldwide who have invested significantly in SAN expertise and are trained and certified in Brocade product installation and support.

     - Brocade Master Resellers are leading distributors that offer Brocade entry-level products to Brocade Fabric Resellers. Master Resellers are non-exclusive relationships and are designed to offer Brocade-based solutions to entry-level SAN customers needing pre-configured SAN solutions.

     - Brocade Fabric Resellers are typically regionally focused systems integrators targeting small- to mid-sized businesses. These systems integrators, once qualified, are authorized to purchase entry-level Brocade Fibre Channel fabric switches from Master Resellers and sell them to their end-user SAN customers.

     - Brocade service provider partners are part of Brocade's xSPartner program and offer Brocade-based outsourced storage services such as storage-on-demand to their end customers.

CUSTOMERS

     Brocade's primary customers are OEMs and systems integrators and account for over 90 percent of Brocades revenue. Currently, Brocade's major OEM customers include Amdahl, Compaq Computer, Dell Computer, EMC Corporation, Fujitsu Siemens Computers, Groupe Bull, Hewlett Packard, IBM, StorageTek, Sun Microsystems, and Unisys. Brocade's major system integrators include Advanced Digital Information Corporation, Datalink Corporation, Grass Valley Group, Hitachi Data Systems, Inc., Mount10, Inc., StorageApps, Inc., StorageNetworks, Tokyo Electron Limited, Worldstor, Inc., and XIOTech Corporation.

     Brocade's revenues are derived primarily from sales of its SilkWorm family of products. In fiscal 2000, Compaq Computer and EMC Corporation each contributed over 10 percent of total revenues for a combined total of 49 percent of total revenues. In fiscal 1999, Compaq Computer, EMC Corporation, and Sequent Computer Systems each accounted for 10 percent or more of total revenues for a combined total of 70 percent of total revenues. In fiscal 1998, EMC Corporation and Sequent Computer Systems each contributed over 10 percent of total revenues for a combined total of 83 percent. The level of sales to any customer may vary from quarter to quarter and Brocade expects that significant customer concentration will continue for the foreseeable future. The loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on Brocade's financial condition or results of operations.

ACQUISITIONS AND INVESTMENTS

     Brocade's strategy is to facilitate a rapid evolution of the SAN market to enable customers to deploy large SANs that are internetworked across optical infrastructures, IP-based networks, or other communications backbones. Brocade is committed to helping SAN customers optimize server, storage, and application investments and extend those benefits across the enterprise. Enabling end-to-end SAN interoperability and reducing the cost of storage management is important in the evolving market. Brocade's approach to acquisitions and investments is to help grow the SAN market and facilitate solutions that help SAN end-user customers get the most out of their server and storage investments. To date, Brocade has made no acquisitions. Brocade has made minority investments in companies that deliver solutions that simplify the deployment and management of SANs; that offer new types of outsourced and managed services, such as outsourced storage; that are helping to broaden the reach of education, consulting, and implementation services; and that are investing in new advancements in SAN technologies.

RESEARCH AND DEVELOPMENT

     The industry in which Brocade competes is subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new product introductions. As a result, Brocade's success, in part, depends on its ability to continue to enhance its existing solutions and to develop and introduce new solutions that improve performance and reduce total cost of ownership in the storage environment.

     Brocade has invested heavily in research and development to support current and future product development. Brocade continues to enhance and extend its products to anticipate and meet customer requirements. Brocade continues to increase the speed and performance of its Fabric switching products, and to deliver higher port density and more cost-optimized solutions. Brocade also continues to expand the capability of the Brocade Fabric OS by investing in delivering additional functionality of this distributed operating system and new value-added services and software to simplify the management and deployment of SANs. Brocade products are designed to support current industry standards and will continue to support emerging standards that are consistent with its product strategy. Brocade products have been designed around a core system architecture, which facilitates a relatively short product design and development cycle and reduces the time to market for new products and features. Brocade intends to continue to leverage this architecture to develop and introduce additional products and enhancements in the future.

     During fiscal years 2000, 1999, and 1998, Brocade's research and development expenses totaled $50.5 million, $15.3 million and $14.7 million, respectively. All expenditures for research and development costs have been expensed as incurred. Brocade expects to continue to maintain its high level of investment in research and development and to make strategic investments, and potentially, acquisitions, as appropriate.

COMPETITION

     The current and potential market for SAN solutions and technologies is continually evolving, and subject to rapid technological change. New SAN solutions and products are continually being introduced by major server and storage providers, and existing products will be continually enhanced. Currently Brocade faces primary competition from other developers of Fibre Channel interconnection products including McDATA, InRange, Qlogic, Gadzoox Networks, Inc., and Vixel Corporation.

     In addition, as the SAN market evolves, non-Fibre Channel based interconnection products may become commercially available that interconnect servers and storage. To the extent that these products provide the ability to network servers and storage and support high-performance, block-data storage applications, they may compete with Brocade's current and future products. Competitive products might include, but are not limited to, non-Fibre Channel based emerging products based on Gigabit Ethernet, 10 Gigabit Ethernet, and Infiniband. In addition, networking companies, manufacturers of networking equipment, or other companies may develop competitive products. Brocade OEM partners or other customers/partners could also develop and introduce products competitive with Brocade product offerings. Brocade believes the competitive factors in this market segment include product performance and features, product reliability, price, ability to meet delivery schedules, customer service, and technical support.

     Some of Brocade's current and potential competitors have longer operating histories, significantly greater resources, and greater brand recognition than Brocade. As a result, these companies may have greater credibility with existing and potential Brocade customers and may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products than Brocade. These advantages could allow them to respond more quickly than Brocade to new or emerging technologies and changes in customer requirements. In addition, some of Brocade's current and potential competitors have already established supplier or joint development relationships with current or potential customers. These competitors may be able to leverage their existing relationships to discourage these customers from purchasing additional Brocade products or persuade them to replace Brocade products with their products. Such increased competition may result in price reductions, lower gross margins, and reduction of market share. There can be no assurance that Brocade will have the financial resources, technical expertise or marketing, manufacturing, distribution, and support capabilities to compete successfully in the future. There can also be no assurance that Brocade will be able to compete successfully against current or future competitors or that current or future competitive pressures will not materially harm Brocade's business.

MANUFACTURING

     Solectron Corporation, a third-party contract manufacturer, currently manufactures Brocade's switches. Solectron invoices Brocade based on prices and payment terms agreed to by both parties and set forth in purchase orders issued by Brocade. The pricing takes into account component costs, Solectron's manufacturing costs and margin requirements. Although Brocade purchase orders placed with Solectron are cancelable, the terms of the manufacturing agreement with Solectron would require Brocade to purchase from Solectron all material inventory not returnable or usable for other customers. Although Brocade uses Solectron for final turnkey product assembly, Brocade maintains key component expertise internally. Brocade designs and develops the key components of its products, including Application Specific Integrated Circuits (ASICs) and software, as well as certain details in the fabrication and enclosure of its products. In addition, Brocade determines the components that are incorporated in its products and selects appropriate suppliers of those components.

     Although Brocade uses standard parts and components for its products where possible, it currently purchases several key components used in the manufacture of its products from single or limited sources. Brocade's principal single-source components include ASICs and chassis, and its principal limited-source components include printed circuit boards, power supplies and gigabit interface converters (GBICs). In addition, Brocade licenses certain software from Wind River Systems, Inc. that is incorporated into the Brocade Fabric Operating System. If Brocade is unable to buy these components on a timely basis, it will not be able to deliver products to customers in a timely manner. Brocade uses a rolling six-month forecast based on anticipated product orders to determine component requirements. If Brocade overestimates component requirements, it may have excess inventory, which would increase costs. If Brocade underestimates component requirements, it may have inadequate inventory, which could interrupt manufacturing. In addition, lead times for ordered materials and components vary significantly and depend on factors such as the specific supplier, contract terms, and demand for a component at a given time. Brocade also may experience shortages of certain components from time to time, which also could delay manufacturing.

PATENTS, INTELLECTUAL PROPERTY, AND LICENSING

     Brocade relies on a combination of patents, copyrights, trademarks, trade secrets, confidentiality agreements, and other contractual restrictions with employees and third parties to establish and protect its proprietary rights. Despite these precautions, there can be no assurance that the measures Brocade undertakes will prevent misappropriation or infringement of Brocade's proprietary technology or that these measures will preclude competitors from independently developing products with functionality or features similar to Brocade's products.

     Brocade currently has a utility patent, two design patents, and seven pending patent applications in the United States with respect to its technology. It is possible that patents may not be issued for these applications. Furthermore, Brocade's issued patents may not adequately protect its technology from infringement or prevent others from claiming that Brocade's technology infringes on that of third parties. Failure to protect Brocade's intellectual property could materially harm its business. In addition, Brocade's competitors may independently develop similar or superior technology. It is possible that litigation may be necessary in the future to enforce Brocade's intellectual property rights, to protect its trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of Brocade resources and could materially harm its business.

     Some of Brocade's products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of Brocade's products, Brocade believes that such licenses generally could be obtained on commercially reasonable terms.

     Brocade has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Infringement or other claims could be asserted or prosecuted against Brocade in the future, and it is possible that past or future assertions or prosecutions could harm Brocade's business. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development and release of Brocade's products, or require Brocade to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to Brocade, or at all. For these reasons, infringement claims could materially harm Brocade's business.

BACKLOG

     Brocade's order backlog at October 28, 2000 was approximately $110 million. Sales of Brocade products are generally made pursuant to standard purchase orders that are cancelable without significant penalties. In addition, purchase orders are subject to price renegotiations and to changes in quantities of products and delivery schedules in order to reflect changes in customers' requirements and manufacturing availability. As a result, a portion of backlog at any given time may never be realized by Brocade.

     Brocade's business is characterized by short-lead-time orders and fast delivery schedules. In addition, actual shipments depend on the manufacturing capacity of suppliers and the availability of products from such suppliers. As a result of the foregoing factors, Brocade does not believe that backlog at any given time is a meaningful indicator of future sales.

EMPLOYEES

     As of October 28, 2000, Brocade had 606 employees. No employees are represented by a labor union. Brocade has not experienced any work stoppages and considers its relations with employees to be good. Employees are currently located in Brocade's U.S. headquarters in San Jose, California; its European headquarters in Geneva, Switzerland; and offices throughout North America, the United Kingdom, Germany, France, Spain, Canada, Japan, Singapore, and Australia. Competition for technical personnel in the computing industry continues to be significant. Brocade believes that its success depends in part on its ability to hire, assimilate, and retain qualified personnel. There is no assurance that Brocade will continue to be successful at hiring, assimilating, and retaining employees in the future.

CERTAIN FINANCIAL INFORMATION

     Financial information relating to foreign and domestic sales and operations for the three years ended October 28, 2000, and October 31, 1999 and 1998, is set forth in Note 8, "Segment Information," of the Notes to Financial Statements attached hereto. Financial information relating to revenues, income and total assets for the three years ended October 28, 2000, October 31, 1999 and 1998, can be found under "Selected Financial Data" and also in Brocade's Financial Statements attached hereto.

RISK FACTORS

     Set forth below and elsewhere in this Annual Report and in other documents Brocade files with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report.

  Failure to Manage Expansion Effectively Could Seriously Harm Brocade's Business, Financial Condition and Prospects

     Brocade's ability to successfully implement its business plan, develop and offer products, and manage expansion in a rapidly evolving market requires a comprehensive and effective planning and management process. Brocade continues to increase the scope of its operations domestically and internationally, and has grown headcount substantially. In addition, Brocade plans to continue to hire a significant number of employees in the foreseeable future. The growth in business, headcount, and relationships with customers and other third parties has placed, and will continue to place, a significant strain on management systems and resources. Brocade's failure to continue to improve upon its operational, managerial, and financial controls, reporting systems, and procedures, and/or Brocade's failure to continue to expand, train, and manage its work force worldwide, could have a material adverse affect on its business and financial results.

  Brocade's Quarterly Revenues and Operating Results May Fluctuate in Future Periods for a Number of Reasons Which Could Adversely Affect the Trading Price of Its Stock

     Brocade's quarterly revenues and operating results may vary significantly in the future due to a number of factors, any of which may cause its stock price to fluctuate. The primary factors that may impact the predictability of quarterly results include the following:

     - the timing of customer orders and product implementations, particularly large orders from and product implementations of our OEM customers;

     - changes in general economic conditions and specific economic conditions in the computer, storage, and networking industries, such as a change in current business spending levels for information technology products;

     - announcements and new product introductions by competitors;

     - deferrals of customer orders in anticipation of new products, services or product enhancements introduced by Brocade or its competitors;

     - Brocade's ability to obtain sufficient supplies of sole or limited sourced components, including ASICs, GBICs, and power supplies;

     - increases in prices of components used in the manufacture of Brocade's products;

     - Brocade's ability to attain and maintain production volumes and quality levels;

     - variations in the mix of Brocade's switches sold and the mix of distribution channels through which they are sold;

     Accordingly, the results of any prior periods should not be relied upon as an indication of future performance. It is likely that in some future period, Brocade's operating results may be below expectations of public market analysts or investors. If this occurs, Brocade's stock price may drop.

  Brocade's Success Depends on Its Ability to Develop New and Enhanced Products that Achieve Widespread Market Acceptance

     Brocade currently derives substantially all of its revenues from sales of its SilkWorm family of products. Brocade expects that revenue from this product family will continue to account for a substantial portion of revenues for the foreseeable future. Therefore, widespread market acceptance of these products is critical to Brocade's future success. Some of its products have been only recently introduced and therefore, the demand and market acceptance of these products is uncertain. Factors that may affect the market acceptance of Brocade's products include the performance, price and total cost of ownership of those products, the availability and price of competing products and technologies, and the success and development of Brocade's OEMs and system integrators. Many of these factors are beyond Brocade's control.

     Brocade's future success depends upon its ability to address the rapidly changing needs of its customers by developing and introducing high-quality, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. Brocade expects to launch new products and upgrades to its existing products during fiscal 2001, including a 64-port and 128-port Fibre Channel core fabric switch, and 2 Gigabit per second speed support across the SilkWorm product family. Brocade's future revenue growth will be dependent on the success of these new products. Brocade has in the past experienced delays in product development and such delays may occur in the future. In addition, as new or enhanced products are introduced, Brocade will have to successfully manage the transition from older products in order to minimize disruption in customers' ordering patterns, avoid excessive levels of older product inventories, and ensure that enough supplies of new products can be delivered to meet customers' demands. Brocade's failure to develop and successfully introduce new products and product enhancements could adversely affect its business and financial results.

  Failure to Adequately Anticipate Future End-User Product Needs and Failure to Forecast End-User Demand Could Negatively Impact the Demand for Brocade's Products and Reduce Its Revenues

     Brocade sells and markets its products through OEM partners, system integrators, resellers, and service providers. As a result, Brocade's direct contact with the end-users of its products is often limited. Although Brocade makes every effort to communicate with, understand, and anticipate the current and future needs of the end-users of its products, to a large extent Brocade relies on its OEM partners, system integrators, resellers, and service providers for visibility into those end-user requirements. Brocade's failure to adequately assess and anticipate future end-user needs could negatively impact the demand for its products and reduce its revenues.

     Similarly, Brocade has limited ability to forecast the demand for its products. In preparing sales and demand forecasts, Brocade largely relies on input from its OEM partners, system integrators, resellers, and service providers. If Brocade fails to effectively communicate with its customers about end-user demand or other time sensitive information, sales and demand forecasts may not reflect the most accurate, up-to-date information. Because Brocade makes certain business decisions based on its sales and demand forecasts, should these forecasts not materialize, Brocade's business and financial results could be negatively impacted.

  Brocade Plans to Increase Its International Sales Activities Significantly, Which Will Subject It to Additional Business Risks

     Brocade plans to expand its international sales activities significantly. Expansion of international operations will involve inherent risks that Brocade may not be able to control, including:

     - supporting multiple languages;

     - recruiting sales and technical support personnel with the skills to support Brocade's products;

     - increased complexity and costs of managing international operations;

     - protectionist laws and business practices that favor local competition;

     - dependence on local vendors;

     - multiple, conflicting, and changing governmental laws and regulations;

     - longer sales cycles;

     - difficulties in collecting accounts receivable;

     - reduced or limited protections of intellectual property rights; and

     - political and economic instability.

     To date, none of Brocade's international revenues and costs has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make Brocade's products more expensive and thus less competitive in foreign markets. A portion of Brocade's international revenues may be denominated in foreign currencies in the future, including the Euro, which will subject Brocade to risks associated with fluctuations in those foreign currencies. Additionally, Brocade receives significant tax benefits from sales to its international customers. These benefits are contingent upon existing tax regulations in both the United States and in the respective countries in which Brocade's international customers are located. Future changes in domestic or international tax regulations could affect the continued realizability of the tax benefits Brocade is currently receiving and expects to receive from sales to its international customers.

  Brocade Depends on OEM Customers and the Loss of Any of Them Could Significantly Reduce Revenues

     Although Brocade's customer base has increased substantially, Brocade still depends on large, recurring purchases from certain OEM customers. Brocade's agreements with its OEM customers are typically cancelable, non-exclusive, and have no minimum purchase requirements. For the year ended October 28,

2000, sales to two such customers accounted for a combined total of 49 percent of Brocade's total revenues. Brocade anticipates that its revenues and operating results will continue to depend on sales to a relatively small number of customers. Therefore, the loss of any of these customers, or a significant reduction in sales to these customers, could significantly reduce Brocade's revenues.

  Failure to Expand Distribution Channels and Manage Distribution Relationships Could Significantly Reduce Brocade's Revenues

     Brocade's success will depend on its continuing ability to develop and manage relationships with significant OEMs, system integrators and resellers, as well as on the sales efforts and success of these customers. Brocade's OEM customers may evaluate its products for up to a year before they begin to market and sell them and assisting these customers through the evaluation process may require significant sales, marketing, and management efforts on the part of Brocade, particularly if Brocade's products are being qualified with multiple customers at the same time. In addition, once Brocade's products have been qualified, Brocade's customer agreements have no minimum purchase commitments. Brocade cannot provide assurance that it will be able to maintain or expand its distribution channels, manage distribution relationships successfully or that its customers will market its products effectively. Brocade's failure to manage successfully its distribution relationships or the failure of its customers to sell its products would reduce Brocade's revenues.

  The Loss of Solectron Corporation, Brocade's Sole Manufacturer, or the Failure to Forecast Accurately Demand for Brocade's Products or Manage Successfully Brocade's Relationship With Solectron, Would Negatively Impact Brocade's Ability to Manufacture and Sell Its Products

     Brocade depends on Solectron, a third party manufacturer for numerous companies, to manufacture all of its products at Solectron's Milpitas, California facilities. If Brocade should fail to effectively manage its relationship with Solectron, or if Solectron experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, Brocade's ability to ship products to its customers could be delayed and its competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. If Brocade is required or chooses to change contract manufacturers, it may lose revenue and damage its customer relationships.

     Brocade has entered into a manufacturing agreement with Solectron under which Brocade provides to Solectron a twelve-month product forecast and places purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to Brocade customers. Although Brocade purchase orders placed with Solectron are cancelable, the terms of the agreement would require Brocade to purchase from Solectron all material inventory not returnable or usable by other Solectron customers. Accordingly, if Brocade inaccurately forecasts demand for its products, Brocade may be unable to obtain adequate manufacturing capacity from Solectron to meet customers' delivery requirements or Brocade may accumulate excess inventories.

     Recently, California has been experiencing a shortage of electric power supply that has resulted in intermittent loss of power in the form of rolling blackouts. While Solectron has not experienced any power failures to date that have prevented their ability to manufacture Brocade's products, the continuance of blackouts may affect Solectron's ability to manufacture Brocade's products and meet scheduled delivery needs.

  Brocade Is Dependent on Sole Source and Limited Source Suppliers for Certain Key Components Including ASICs and Power Supplies

     With the current demand for electronic products, component shortages are possible and the predictability of the availability of such components is limited. Brocade currently purchases several key components from single or limited sources. Brocade purchases ASICs and chassis from a single source, and printed circuit boards, power supplies and GBICs from limited sources. In addition, Brocade licenses certain software that is incorporated into the Brocade Fabric Operating System from Wind River Systems, Inc. If Brocade is unable to buy these components on a timely basis, it will not be able to deliver product to customers in a timely manner. Brocade uses a rolling six-month forecast based on anticipated product orders to determine component requirements. If component requirements are overestimated, Brocade may have excess inventory, which would increase costs. If component requirements are underestimated, Brocade may have inadequate inventory, which could interrupt the manufacturing process. In addition, lead times for materials and components vary significantly and depend on factors such as the specific supplier, contract terms, and demand for a component at a given time. Brocade also may experience shortages of certain components from time to time, which also could delay manufacturing.

  Increased Market Competition May Lead to Reduced Sales of Brocade's Products, Reduced Profits and Reduced Market Share

     The markets for Brocade's SAN switching products are competitive, and are likely to become even more competitive. Increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share or the failure of Brocade products to achieve or maintain market acceptance. Brocade products face competition from multiple sources and we may not be able to compete successfully against current and future competitors. Furthermore, as the SAN market evolves, non-Fibre Channel based products may become available to interconnect servers and storage. To the extent that these products provide the ability to network servers and storage and support high-performance, block-data storage applications, they may compete with current and future Brocade products. These products may include, but are not limited to, non-Fibre Channel based emerging products based on Gigabit Ethernet, 10-Gigabit Ethernet, and Infiniband.

  The Prices of Brocade's Products May Decline Which Would Reduce Revenues and Gross Margins

     To date Brocade has not experienced material reductions in its average unit selling prices, except for planned price reductions relating to the introductions of new product. The average unit prices of Brocade's products may decrease in the future in response to changes in product mix, competitive pricing pressures, increased sales discounts, new product introductions by Brocade or Brocade's competitors, or other factors. If Brocade is unable to offset these factors by increasing sales volumes, revenues will decline. In addition, to maintain its gross margins, Brocade must develop and introduce new products and product enhancements, and must continue to reduce the manufacturing cost of its products.

  Undetected Software or Hardware Errors Could Increase Brocade's Costs and Reduce Revenues

     Networking products frequently contain undetected software or hardware errors when first introduced or as new versions are released. Brocade products are complex and errors may be found from time to time in its new or enhanced products. In addition, Brocade's products are combined with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause Brocade to incur significant warranty and repair costs, divert the attention of engineering personnel from Brocade product development efforts and cause significant customer relations problems. Moreover, the occurrence of hardware and software errors, whether caused by Brocade or another vendor's SAN products, could delay or prevent the development of the SAN market.

  Brocade May Not be Able to Maintain Profitability

     Although Brocade has been profitable since the third quarter of fiscal 1999, Brocade cannot be certain that it will be able to maintain profitability in the future. Brocade expects to incur significant costs and expenses for product development, sales and marketing, customer support, facilities expansion, and expansion of our corporate infrastructure. Brocade makes such investment decisions based upon anticipated revenues and margins. Failure of these anticipated revenues and margins to materialize could impact Brocade's ability to remain profitable. As a result, Brocade will need to grow its revenues and realize expected margins to maintain profitability.

     In addition, Brocade has a limited operating history. Therefore, it is difficult to forecast future operating results based on historical results. Brocade plans its operating expenses based in part on future revenue projections. Brocade's ability to accurately forecast quarterly revenue is limited for the reasons discussed above in "Brocade's Quarterly Revenues and Operating Results May Fluctuate in Future Periods for a Number of Reasons Which Could Adversely Affect the Trading Price of Its Stock." Moreover, most of Brocade's expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, Brocade may not be able to decrease its spending to offset any unexpected shortfall in revenues. If this were to occur, Brocade could incur losses and its operating results would be below its expectations and those of investors and market analysts.

  If Brocade Loses Key Personnel or is Unable to Hire Additional Qualified Personnel, Brocade May Not Continue to Be Successful

     Brocade's success depends to a significant degree upon the continued contributions of key management, engineering, and sales and marketing personnel, many of whom would be difficult to replace. Brocade does not have employment contracts with, or key person life insurance on, any of its key personnel. Brocade also believes that its success depends to a significant extent on the ability of management to operate effectively, both individually and as a group.

     Brocade believes its future success will also depend in large part upon its ability to attract and retain highly skilled managerial, engineering, sales and marketing, finance, and operations personnel. Competition for these personnel is intense, especially in the San Francisco Bay Area. In particular, Brocade has experienced difficulty in hiring qualified ASIC, software, system and test, and customer support engineers and there can be no assurance that future efforts will be successful in attracting and retaining these individuals. The loss of the services of any of Brocade's key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of and negatively impact Brocade's ability to sell its products. In addition, companies in Brocade's industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. Brocade cannot provide assurance that such claims will not be received in the future as Brocade seeks to hire qualified personnel, or that such claims will not result in material litigation. Brocade could incur substantial costs in defending against these claims, regardless of their merits.

  Brocade May be Unable to Protect Its Intellectual Property Which Would Negatively Affect Its Ability to Compete

     Brocade relies on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect its intellectual property rights. Brocade also enters into confidentiality or license agreements with its employees, consultants, and corporate partners, and controls access to and distribution of its software, documentation, and other proprietary information. Despite Brocade's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use Brocade products or technology. Monitoring unauthorized use of Brocade's products is difficult and Brocade cannot be certain that the steps it takes to prevent unauthorized use of its technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States, will be effective.

  Others May Bring Infringement Claims Against Brocade Which Could be Time-Consuming and Expensive to Defend

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Brocade has previously been the subject of a lawsuit alleging infringement of intellectual property rights. Although this dispute was resolved and the lawsuit dismissed, and Brocade is not currently involved in any other intellectual property litigation, Brocade may be a party to litigation in the future to protect its intellectual property or as a result of an alleged infringement of others' intellectual property. These claims and any resulting lawsuit could subject Brocade to significant liability for damages and invalidation of proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force Brocade to do one or more of the following:

     - stop selling, incorporating or using products or services that use the challenged intellectual property;

     - obtain from the owner of the infringed intellectual property right a license to make, use, sell, import and/or export the relevant technology, which license may not be available on reasonable terms, or at all; and

     - redesign those products or services that use such technology.

     If Brocade is forced to take any of the foregoing actions, Brocade may be unable to manufacture, use, sell, import and/or export its products, which would reduce revenues.

  Brocade May Engage in Future Acquisitions That Dilute Its Stockholders and Cause Brocade to Incur Debt or Assume Contingent Liabilities

     As part of its strategy, Brocade expects to review opportunities to buy other businesses or technologies that would complement its current products, expand the breadth of its markets or enhance its technical capabilities, or that may otherwise offer growth opportunities. While Brocade has no current agreements or negotiations underway, Brocade may buy businesses, products or technologies in the future. In the event of any future purchases, Brocade could:

     - issue stock that would dilute Brocade's current stockholders' percentage ownership;

     - incur debt; or

     - assume liabilities.

     These purchases also involve numerous risks, including:

     - problems combining the purchased operations, technologies or products;

     - unanticipated costs;

     - diversion of management's attention from Brocade's core business;

     - adverse effects on existing business relationships with suppliers and customers;

     - risks associated with entering markets in which Brocade has no or limited prior experience; and

     - potential loss of key employees of acquired organizations.

     Brocade cannot provide assurance that it will be able to successfully integrate any businesses, products, technologies or personnel that it might acquire in the future.

  Brocade's Products Must Comply With Evolving Industry Standards and Government Regulations

     Industry standards for SAN products are continuing to emerge, evolve, and achieve acceptance. To remain competitive, Brocade must continue to introduce new products and product enhancements that meet these industry standards. All components of the SAN must utilize the same standards in order to operate together. Brocade's products comprise only a part of the entire SAN and Brocade depends on the companies that provide other components of the SAN, many of whom are significantly larger than Brocade, to support the industry standards as they evolve. The failure of these providers to support these industry standards could adversely affect the market acceptance of Brocade's products. In addition, in the United States, Brocade's products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that Brocade develops will also be required to comply with standards established by authorities in various countries. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals or certificates could materially harm Brocade's business.

  Provisions in Brocade's Charter Documents, Customer Agreements and Delaware Law Could Prevent or Delay a Change in Control of Brocade and May Reduce the Market Price of Brocade's Common Stock

     Provisions of Brocade's certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

     - authorizing the issuance of preferred stock without stockholder approval;

     - providing for a classified board of directors with staggered, three-year terms;

     - prohibiting cumulative voting in the election of directors;

     - requiring super-majority voting to effect certain amendments to Brocade's certificate of incorporation and bylaws;

     - limiting the persons who may call special meetings of stockholders; and

     - prohibiting stockholder actions by written consent.

     Certain provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with Brocade. Further, Brocade's agreements with certain of its customers require Brocade to give prior notice of a change of control of Brocade and grant certain manufacturing rights following the change of control.

  Brocade Expects to Experience Volatility in Its Stock Price Which Could Negatively Affect Your Investment

     The market price of Brocade's common stock may fluctuate significantly in response to the following factors, some of which are beyond Brocade's control:

     - actual or anticipated fluctuations in Brocade's operating results;

     - changes in financial estimates by securities analysts;

     - changes in market valuations of other technology companies;

     - announcements by Brocade or Brocade's competitors of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

     - losses of major OEM customers;

     - additions or departures of key personnel; and

     - sales of common stock in the future.

     In addition, the stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause Brocade's stock price to fall regardless of performance.

  Brocade's Business May be Harmed by Class Action Litigation Due to Stock Price Volatility

     In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Brocade may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

ITEM 2. PROPERTIES

     Brocade's principal administrative, sales and marketing, education, customer support, and research and development facilities are located in approximately 495,000 square feet of leased office space in San Jose, California. Of this amount, approximately 300,000 square feet is currently occupied by Brocade. The remaining 195,000 square feet of office space is currently under construction and Brocade intends to occupy this additional space in December 2001. The leases on these facilities will expire beginning August 2010. In addition to the San Jose facility, Brocade also leases sales and marketing offices in various locations throughout the world. Brocade believes that its existing facilities are adequate for its present needs. However, should Brocade require additional space, Brocade believes that it will be able to secure such space on commercially reasonable terms without undue operational disruption.

ITEM 3. LEGAL PROCEEDINGS

     Brocade is subject to various legal proceedings, claims, and litigation that arise in the normal course of business. While the outcome of these matters is currently not determinable, management does not expect these matters will have a material adverse effect on the financial position, results of operations or cash flows of Brocade.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Brocade's common stock has been quoted on the Nasdaq National Market under the symbol "BRCD" since its initial public offering on May 24, 1999. Prior to this time, there was no public market for the stock. See "Item 6. Selected Financial Data" for the high and low closing sales prices per share of Brocade's common stock as reported on the Nasdaq National Market, for the periods indicated.

     Brocade currently expects to retain future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. According to records of Brocade's transfer agent, at October 28, 2000, there were approximately 480 stockholders of record of Brocade's common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with Brocade's financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial information appearing elsewhere in this Annual Report. The statement of operations data set forth below for each of the years in the three-year period ended October 28, 2000, the balance sheet data as of October 28, 2000, and October 31, 1999, are derived from, and qualified by reference to, the audited financial statements appearing elsewhere in this Annual Report. The statement of operations data for the years ended October 31, 1997 and 1996, and the balance sheet data as of October 31, 1998, 1997 and 1996, are derived from audited financial statements not included herein. All references to earnings per share and the number of common shares have been retroactively restated to reflect three two-for-one stock splits, effected on December 3, 1999, March 15, 2000, and December 22, 2000.

     Note: Brocade changed its fiscal year end to the last Saturday in October, beginning with the fiscal year ended October 28, 2000. This change did not have a material impact on Brocade's financial statements.

                                                                     FISCAL YEAR ENDED
                                            -------------------------------------------------------------------
                                            OCTOBER 28,   OCTOBER 31,   OCTOBER 31,   OCTOBER 31,   OCTOBER 31,
                                               2000          1999          1998          1997          1996
                                            -----------   -----------   -----------   -----------   -----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues                                 $329,045      $ 68,692      $ 24,246      $  8,482       $    --
Cost of revenues                              137,456        33,497        15,759         6,682            --
                                             --------      --------      --------      --------       -------
  Gross margin                                191,589        35,195         8,487         1,800            --
                                             --------      --------      --------      --------       -------
Operating expenses:
  Research and development                     50,505        15,267        14,744         7,666         3,091
  Sales and marketing                          46,524        13,288         5,154         2,112           152
  General and administrative                   10,506         3,849         3,813         1,464           575
  Amortization of deferred compensation         1,120         1,937             7            --            --
                                             --------      --------      --------      --------       -------
          Total operating expenses            108,655        34,341        23,718        11,242         3,818
                                             --------      --------      --------      --------       -------
Income (loss) from operations                  82,934           854       (15,231)       (9,442)       (3,818)
Interest income (expense), net                  5,382         1,737           120          (177)         (116)
                                             --------      --------      --------      --------       -------
Income (loss) before provision for income
  taxes                                        88,316         2,591       (15,111)       (9,619)       (3,934)
Provision for income taxes                     20,385           106            --            --            --
                                             --------      --------      --------      --------       -------
Net income (loss)                            $ 67,931      $  2,485      $(15,111)     $ (9,619)      $(3,934)
                                             ========      ========      ========      ========       =======
Net income (loss) per share -- Basic         $   0.33      $   0.02      $  (0.56)     $  (0.60)      $ (1.19)
                                             ========      ========      ========      ========       =======
Net income (loss) per share -- Diluted       $   0.28      $   0.01      $  (0.56)     $  (0.60)      $ (1.19)
                                             ========      ========      ========      ========       =======
Shares used in per share
  calculation -- Basic                        207,454       104,376        27,200        15,976         3,312
                                             ========      ========      ========      ========       =======
Shares used in per share calculation --
  Diluted                                     242,504       204,584        27,200        15,976         3,312
                                             ========      ========      ========      ========       =======
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments                                $155,039      $ 89,305      $ 10,420      $ 18,472       $   700
Working capital                               219,053        79,253         5,276        15,334           104
Total assets                                  455,179       117,280        21,301        26,100         2,605
Long-term portion of debt and capital
  lease obligations                                --            --         2,209         1,954           874
Redeemable convertible preferred stock             --            --        35,261        30,359         4,613
Total stockholders' equity (deficit)          390,877        84,206       (27,355)      (13,458)       (3,957)

                                                       FIRST         SECOND        THIRD         FOURTH
                                                      QUARTER       QUARTER       QUARTER        QUARTER
                                                     ----------    ----------    ----------    -----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AND STOCK PRICE DATA)
QUARTERLY DATA:
FISCAL YEAR ENDED OCTOBER 28, 2000
Net revenues                                          $42,740       $62,053       $92,138       $132,114
Gross margin                                           22,656        36,000        53,979         78,954
Income from operations                                  8,065        15,663        24,044         35,162
Net income                                            $ 7,308       $13,316       $20,077       $ 27,230
Per share amounts:
  Basic                                               $  0.04       $  0.06       $  0.10       $   0.13
  Diluted                                             $  0.03       $  0.06       $  0.08       $   0.11
Shares used in computing per share amounts:
  Basic                                               202,080       205,982       209,208        212,546
  Diluted                                             235,536       241,860       244,424        248,194
Stock prices:
  High                                                $ 44.25       $ 89.66       $104.84       $ 133.31
  Low                                                 $ 30.25       $ 40.50       $ 47.50       $  81.97
FISCAL YEAR ENDED OCTOBER 31, 1999
Net revenues                                          $ 8,007       $10,540       $20,051       $ 30,094
Gross margin                                            4,686         5,103        10,130         15,276
Income (loss) from operations                          (1,846)         (877)        1,011          2,566
Net income (loss)                                     $(1,839)      $  (848)      $ 1,611       $  3,561
Per share amounts:
  Basic                                               $ (0.05)      $ (0.02)      $  0.01       $   0.02
  Diluted                                             $ (0.05)      $ (0.02)      $  0.01       $   0.02
Shares used in computing per share amounts:
  Basic                                                34,792        41,320       142,688        198,688
  Diluted                                              34,792        41,320       220,056        233,128
Stock prices:
  High                                                    N/A           N/A       $ 16.13       $  35.63
  Low                                                     N/A           N/A       $  5.66       $  12.27

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Note: Brocade changed its fiscal year end to the last Saturday in October, beginning with the fiscal year ended October 28, 2000. This change did not have a material impact on Brocade's financial statements.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

                                                                FISCAL YEAR ENDED
                                                    -----------------------------------------
                                                    OCTOBER 28,    OCTOBER 31,    OCTOBER 31,
                                                       2000           1999           1998
                                                    -----------    -----------    -----------
Net revenues                                           100.0%         100.0%         100.0%
Cost of revenues                                        41.8           48.8           65.0
                                                       -----          -----          -----
  Gross margin                                          58.2           51.2           35.0
                                                       -----          -----          -----
Operating expenses:
  Research and development                              15.4           22.2           60.8
  Sales and marketing                                   14.1           19.4           21.3
  General and administrative                             3.2            5.6           15.7
  Amortization of deferred compensation                  0.3            2.8              *
                                                       -----          -----          -----
          Total operating expenses                      33.0           50.0           97.8
                                                       -----          -----          -----
Income (loss) from operations                           25.2            1.2          (62.8)
Interest income, net                                     1.6            2.5            0.5
                                                       -----          -----          -----
Income (loss) before provision for income taxes         26.8            3.7          (62.3)
Provision for income taxes                               6.2            0.1             --
                                                       -----          -----          -----
Net income (loss)                                       20.6%           3.6%         (62.3)%
                                                       =====          =====          =====

---------------
* Not meaningful

     Revenues. Brocade's revenues are derived primarily from sales of its SilkWorm family of products. For the year ended October 28, 2000, net revenues increased to $329.0 million, an increase of 379 percent compared with fiscal 1999 revenues of $68.7 million. Fiscal 1999 net revenues represented a 183 percent increase over fiscal 1998 net revenues of $24.2 million. The increases in net revenues reflect growing demand for SAN switching products and are the result of increased unit sales to an expanding customer base along with increased sales to several significant OEMs and system integrator customers. The increase in net revenues from fiscal 1999 to fiscal 2000 was primarily due to increased sales of our SilkWorm 2000 family of products introduced in June 1999. The increase in net revenues from fiscal 1998 to fiscal 1999 was primarily due to increased sales of Brocade's SilkWorm 1000 family of products introduced in March 1997.

     During the first quarter of fiscal 2000 Brocade began shipping a second generation of its SilkWorm family of products. Brocade priced these second generation products approximately 15 percent to 20 percent below the prices of its first generation products. Except for the planned price reduction noted above, Brocade has not experienced any material price erosion. The prices of Brocade's products could decline in future periods for any number of reasons including competitive pricing pressures, increased sales discounts, new product introductions by Brocade or Brocade's competitors, or other factors. A future reduction in the prices of Brocade's products could have a material impact on Brocade's results of operations and financial position.

     Domestic and international revenues accounted for approximately 78 percent and 22 percent of total revenues, respectively, for the year ended October 28, 2000. International revenues primarily consisted of sales to countries in Western Europe and Asia. Domestic revenues include sales to certain OEM customers who then distribute to their international customers. For the years ended October 31, 1999 and 1998, substantially all revenues were domestic.

     A significant portion of Brocade's revenues is concentrated among a relatively small number of customers. In fiscal 2000 two customers accounted for a combined total of 49 percent of total revenues. In fiscal years 1999 and 1998, three and two customers accounted for combined totals of 70 percent and 83 percent of total revenues, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on Brocade's financial condition and results of operations. Brocade expects that a significant portion of its future revenues will continue to come from sales of products to a relatively small number of customers.

     Product revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable, and collectibility is probable. Brocade's only post-sales obligations are limited to product warranties. Revenue recognition is deferred for shipments to new customers where significant support services are required to successfully launch the customer's product. These revenues are recognized when the customer has successfully integrated and launched its products and Brocade has met its support obligations. Warranty costs, sales returns, and other allowances are accrued based on experience at the time of shipment. Deferred revenues at October 28, 2000, and October 31, 1999, were approximately $2.1 million and $7.7 million, respectively. Brocade expects deferred revenue at October 28, 2000, will be recognized as revenue in the first and second quarters of fiscal 2001.

     Gross margin. Gross margin increased to 58.2 percent of net revenues in fiscal 2000, compared with 51.2 percent in fiscal 1999, and 35.0 percent in fiscal 1998. The increases were primarily due to lower component and manufacturing costs, the allocation of fixed manufacturing costs over a greater revenue base, and an increase in the percentage of sales to higher margin customers. Fiscal 1998 gross margin was adversely affected by the write-off of obsolete inventory and certain other inventory and equipment related to a change in contract manufacturers. Brocade expects fiscal 2001 margins to be relatively consistent with fiscal 2000 margins.

     Research and development expenses. Research and development expenses increased to $50.5 million in fiscal 2000. In fiscal 1999 and 1998, research and development expenses were $15.3 million and $14.7 million, respectively. These expenses consist primarily of salaries and related personnel expenses, fees paid to consultants and outside service providers, nonrecurring engineering charges, prototyping expenses related to the design, development, testing and enhancements of Brocade's products, and IT and facilities costs. The increased expenses reflect Brocade's belief that continued investment in research and development is a critical factor in maintaining its competitive position. As such, Brocade will continue to aggressively invest in the development of new products and continue to enhance its existing products. Brocade currently anticipates that research and development expenses will continue to increase in absolute dollars, but will remain relatively constant as a percentage of total revenues.

     Sales and marketing expenses. Sales and marketing expenses increased to $46.5 million in fiscal 2000. In fiscal years 1999 and 1998, sales and marketing expenses were $13.3 million and $5.2 million, respectively. These expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales, costs associated with promotional and travel expenses, and IT and facilities costs. The increases were primarily due to the hiring of additional sales and marketing personnel and increased direct selling expenses associated with increased revenues, principally commissions. Brocade believes that continued investment in sales and marketing is critical to the success of its strategy to expand relationships with leading OEMs, to expand its presence in the system integration channel, and to maintaining its leadership position in the SAN market. In addition, Brocade is currently expanding international sales activities to various Europe, Middle East, Africa, and Asia Pacific countries. As such, Brocade currently anticipates sales and marketing expenses for fiscal 2001 will continue to increase in absolute dollars, but will remain relatively constant as a percentage of total revenues.

     General and administrative expenses. General and administrative expenses increased to $10.5 million in fiscal 2000. General and administrative expenses were $3.8 million in both fiscal years 1999 and 1998. These expenses consist primarily of salaries and related expenses for executives, finance, human resources, and investor relations, as well as recruiting expenses, professional fees, other corporate expenses, and IT and facilities costs. The increases were primarily due to additional headcount and other expenses necessary to manage and support increased levels of business activity. Brocade currently anticipates general and administrative expenses for fiscal 2001 will continue to increase in absolute dollars, but will decrease modestly as a percentage of total revenues.

     Amortization of deferred compensation. During fiscal years 1999 and 1998, Brocade recorded deferred compensation of $5.1 million and $307,000, respectively, in connection with certain stock option grants. No deferred compensation was recorded in fiscal 2000. Deferred compensation is amortized over the vesting periods of the applicable options and resulted in amortization expense of $1.1 million, $1.9 million, and $7,000 in fiscal years 2000, 1999, and 1998, respectively. At October 28, 2000, unamortized deferred stock compensation was approximately $2.3 million.

     Interest income, net. Net interest income increased to $5.4 million in fiscal 2000. In fiscal years 1999 and 1998, net interest income was $1.7 million and $120,000, respectively. The increases were primarily the result of additional investment income on increased investment balances resulting from the proceeds of Brocade's initial public offering and cash generated from operations.

     Provision for income taxes. Brocade's effective tax rate for fiscal 2000 was 23.1 percent compared with 4.0 percent for fiscal 1999. As of October 28, 2000, Brocade had federal net operating loss carryforwards of approximately $275.2 million and state net operating loss carryforwards of approximately $75.4 million available to offset future taxable income. Such net operating loss carryforwards expire at various dates beginning in fiscal 2003. Brocade currently expects an effective tax rate of approximately 32 percent for fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, and short-term investments were $155.0 million at October 28, 2000, an increase of $65.7 million over the prior year amount of $89.3 million. The increase was primarily the result of $113.9 million in cash generated from operating and financing activities partially offset by $40.7 million invested in capital equipment and a net $7.8 million invested in minority equity investments.

     During fiscal 2000 Brocade generated $69.7 million in cash from operating activities. Net cash generated from operations primarily resulted from net income and increases in accounts payable and accrued employee compensation, partially offset by an increase in accounts receivable. These increases resulted from the significant increase in business activity experienced in fiscal 2000. Days sales outstanding in receivables for the fourth quarter of fiscal 2000 decreased to 50 days compared with 52 days for the fourth quarter of fiscal 1999. Cash generated from operations also increased as a result of income tax benefits related to employee stock option transactions. These benefits were partially offset by an increase in deferred tax assets. At October 28, 2000, Brocade had $130.3 million in deferred tax assets, which it believes will be realizable through profitable operations in future periods.

     Net cash used in investing activities totaled $112.2 million for the year ended October 28, 2000. Net cash used in investing activities resulted primarily from net purchases of short-term investments of $63.7 million, $40.7 million invested in capital equipment, and a net $7.8 million invested in minority equity investments.

     Net cash provided by financing activities totaled $44.3 million for the year ended October 28, 2000. Net cash provided by financing activities resulted mainly from $39.0 million in proceeds from the issuance of common stock related to participation in employee stock plans and $5.7 million in payments received from loans to stockholders.

     Brocade has entered into a manufacturing agreement with Solectron Corporation under which Brocade provides to Solectron a twelve-month product forecast and places purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to Brocade customers. Although Brocade purchase orders placed with Solectron are cancelable, the terms of the agreement would require Brocade to purchase from Solectron all material inventory not returnable or usable by other Solectron customers. At October 28, 2000, Brocade's commitment to Solectron for such material inventory was approximately $22.2 million, which Brocade expects to utilize during future normal ongoing operations.

     Brocade purchases several key components used in the manufacture of its products. At October 28, 2000, Brocade had non-cancelable purchase commitments for various such components totaling approximately $16.4 million, which Brocade expects to utilize during future normal ongoing operations.

     During fiscal 2000, Brocade entered into various agreements to lease its headquarters facilities in San Jose, California. In connection with these lease agreements, and subsequent amendments, Brocade has signed unconditional, irrevocable letters of credit for $8.3 million as security for the leases (see
Note 4 to the Financial Statements).

     In December 2000, Brocade entered into an agreement to lease approximately 195,000 additional square feet of office, laboratory, and administrative space in San Jose, California. The lease expires November 30, 2013, and represents a commitment of approximately $11.6 million per year to Brocade. Brocade intends to occupy the space in December 2001 and sub-lease any excess space, if possible, to offset the rental expense. In connection with this lease agreement, Brocade signed an unconditional, irrevocable letter of credit for $10.4 million as security for the lease.

     Brocade believes that its existing cash, cash equivalents, short-term investments, and cash expected to be generated from future operations will be sufficient to meet capital requirements at least through the next 12 months, although Brocade could be required, or could elect, to seek additional funding prior to that time. Brocade's future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and the expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products. There can be no assurances that additional equity or debt financing, if required, will be available on acceptable terms or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion 25," (Interpretation 44). Interpretation 44 was effective beginning in July 2000 and clarifies the application of APB Opinion 25 for certain matters, specifically (a) the definition of an employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation 44 did not have a material impact on Brocade's financial condition or results of operations.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB
101), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management does not expect the adoption of SAB 101 to have a material impact on Brocade's financial position or results of operations.

     In September 1999, the Financial Accounting Standards Board issued Emerging Issues Task Force Topic No. D-83, "Accounting for Payroll Taxes Associated with Stock Option Exercises" (EITF D-83). EITF D-83 requires that payroll taxes paid on the difference between the exercise price and the fair value of stock acquired in association with an employee's stock options be recorded as operating expenses. For the year ended October 28, 2000, Brocade expensed $2.1 million in payroll taxes on stock option exercises.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and hedging Activities," (SFAS 133), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement is effective for fiscal years commencing after June 15, 2000. Brocade does not believe that SFAS 133 will have a material impact on earnings or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Brocade is exposed to market risk related to changes in interest rates and equity security prices.

     INTEREST RATE RISK

     Brocade's exposure to market risk due to changes in the general level of U.S. interest rates relates primarily to its cash equivalents and short-term investments portfolio. The primary objective of Brocade's investment activities is the preservation of principal while maximizing investment income and minimizing risk. As such, short-term investments consist of U.S. Treasury and Federal Agency debt securities with original maturity dates between three months and one year. Due to the nature of its short-term investments, Brocade believes that market risk due to changes in interest rates is not material.

     The following table (in thousands) presents Brocade's cash equivalents and short-term investments subject to interest rate risk and their related weighted average interest rates at October 28, 2000. Carrying value approximates fair value.

                                                                      AVERAGE
                                                        AMOUNT     INTEREST RATE
                                                       --------    -------------
Cash and cash equivalents                              $ 27,265        4.99%
Short-term investments                                  127,774        6.18%
                                                       --------
          Total                                        $155,039        5.97%
                                                       ========

     EQUITY SECURITY PRICE RISK

     Brocade's exposure to market risk due to equity security price fluctuations primarily relates to investments in marketable equity securities. These investments are generally in companies in the volatile high-technology sector and Brocade does not attempt to reduce or eliminate the market exposure on these securities. A 20 percent adverse change in equity prices would result in a decrease of approximately $9.9 million in the fair value of marketable equity securities at October 28, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   25
Statements of Operations....................................   26
Balance Sheets..............................................   27
Statements of Stockholders' Equity..........................   28
Statements of Cash Flows....................................   29
Notes to Financial Statements...............................   30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Brocade Communications Systems, Inc.:

     We have audited the accompanying balance sheets of Brocade Communications Systems, Inc. (a Delaware corporation) as of October 28, 2000 and October 31, 1999 and the related statements of operations, stockholders' equity and cash flows for each of the three years ended October 28, 2000, and October 31, 1999 and 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brocade Communications Systems, Inc. as of October 28, 2000 and October 31, 1999 and the results of its operations and its cash flows for each of the three years ended October 28, 2000, and October 31, 1999 and 1998, in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

San Jose, California
November 16, 2000

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        FISCAL YEAR ENDED
                                                            -----------------------------------------
                                                            OCTOBER 28,    OCTOBER 31,    OCTOBER 31,
                                                               2000           1999           1998
                                                            -----------    -----------    -----------
Net revenues                                                 $329,045       $ 68,692       $ 24,246
Cost of revenues                                              137,456         33,497         15,759
                                                             --------       --------       --------
     Gross margin                                             191,589         35,195          8,487
                                                             --------       --------       --------
Operating expenses:
  Research and development                                     50,505         15,267         14,744
  Sales and marketing                                          46,524         13,288          5,154
  General and administrative                                   10,506          3,849          3,813
  Amortization of deferred compensation                         1,120          1,937              7
                                                             --------       --------       --------
          Total operating expenses                            108,655         34,341         23,718
                                                             --------       --------       --------
Income (loss) from operations                                  82,934            854        (15,231)
Interest income, net                                            5,382          1,737            120
                                                             --------       --------       --------
Income (loss) before provision for income taxes                88,316          2,591        (15,111)
Provision for income taxes                                     20,385            106             --
                                                             --------       --------       --------
Net income (loss)                                            $ 67,931       $  2,485       $(15,111)
                                                             ========       ========       ========
Net income (loss) per share -- Basic                         $   0.33       $   0.02       $  (0.56)
                                                             ========       ========       ========
Net income (loss) per share -- Diluted                       $   0.28       $   0.01       $  (0.56)
                                                             ========       ========       ========
Shares used in per share calculation -- Basic                 207,454        104,376         27,200
                                                             ========       ========       ========
Shares used in per share calculation -- Diluted               242,504        204,584         27,200
                                                             ========       ========       ========

   The accompanying notes are an integral part of these financial statements.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                     ASSETS

                                                              OCTOBER 28,    OCTOBER 31,
                                                                 2000           1999
                                                              -----------    -----------
Current assets:
  Cash and cash equivalents                                    $ 27,265       $ 25,536
  Short-term investments                                        127,774         63,769
                                                               --------       --------
          Total cash, cash equivalents and short-term
            investments                                         155,039         89,305
  Marketable equity securities                                   49,251             --
  Accounts receivable, net of allowances for doubtful
     accounts of $2,970 and $2,447, respectively                 72,242         17,139
  Inventories, net                                                1,361          3,686
  Prepaid expenses and other current assets                       5,462          2,197
                                                               --------       --------
          Total current assets                                  283,355        112,327
Property and equipment, net                                      38,769          4,947
Deferred tax assets                                             130,250             --
Other assets                                                      2,805              6
                                                               --------       --------
          Total assets                                         $455,179       $117,280
                                                               ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $ 23,958       $ 10,664
  Accrued employee compensation                                  23,363          4,414
  Deferred revenue                                                2,056          7,688
  Other accrued liabilities                                      14,883          9,830
  Current portion of capital lease obligations                       42            478
                                                               --------       --------
          Total current liabilities                              64,302         33,074
Commitments and contingencies (Note 4)
Stockholders' equity:
  Preferred stock, $0.001 par value 5,000 shares authorized,
     no shares outstanding                                           --             --
  Common stock, $0.001 par value, 400,000 shares authorized:
     Issued and outstanding: 222,559 and 214,080 shares at
      October 28, 2000 and October 31, 1999, respectively           223            214
  Additional paid-in capital                                    306,868        119,486
  Deferred stock compensation                                    (2,320)        (3,440)
  Notes receivable from stockholders                                 --         (5,660)
  Accumulated other comprehensive income (loss)                  44,520            (49)
  Accumulated earnings (deficit)                                 41,586        (26,345)
                                                               --------       --------
          Total stockholders' equity                            390,877         84,206
                                                               --------       --------
          Total liabilities and stockholders' equity           $455,179       $117,280
                                                               ========       ========

   The accompanying notes are an integral part of these financial statements.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                         REDEEMABLE CONVERTIBLE           COMMON                     WARRANTS
                                            PREFERRED STOCK               STOCK         ADDITIONAL     FOR        DEFERRED
                                      ----------------------------   ----------------    PAID-IN      COMMON       STOCK
                                      SHARES    AMOUNT    WARRANTS   SHARES    AMOUNT    CAPITAL      STOCK     COMPENSATION
                                      ------   --------   --------   -------   ------   ----------   --------   ------------
Balances at October 31, 1997           8,370   $ 30,359    $ 648      39,304    $ 39     $    385     $  --       $   (88)
Exercise of options                       --         --       --       1,608       2           53        --            --
Compensation charges                      --         --       --          --      --        1,067        --            88
Deferred compensation                     --         --       --          --      --          307        --          (307)
Amortization of deferred
  compensation                            --         --       --          --      --           --        --             7
Issuance of Series D Redeemable
  convertible preferred stock, net
  of issuance costs of $98               865      4,902       --          --      --           --        --            --
Issuance of stock for notes
  receivable from stockholders            --         --       --       1,800       2          373        --            --
Stock in exchange for services            --         --       --         144      --           41        --            --
Repurchase of common stock                --         --       --      (1,296)     (1)         (43)       --            --
Net loss                                  --         --       --          --      --           --        --            --
                                      ------   --------    -----     -------    ----     --------     -----       -------
Balances at October 31, 1998           9,235     35,261      648      41,560      42        2,183        --          (300)
Issuance of Series D Redeemable
  convertible preferred Stock, net       299      2,322     (326)         --      --           --        --            --
Conversion of Redeemable Convertible
  preferred Stock to common stock     (9,534)   (37,583)    (322)    117,000     117       37,466       322            --
Issuance of common stock                  --         --       --      35,680      35       67,999        --            --
Issuance of stock for notes
  receivable from stockholders            --         --       --      18,816      19        6,393        --            --
Repayments on notes receivable from
  stockholders                            --         --       --          --      --           --        --            --
Exercise of warrants for common
  stock                                   --         --       --       2,272       2          380      (322)           --
Compensation charges                      --         --       --          --      --           80        --            --
Deferred compensation                     --         --       --          --      --        5,077        --        (5,077)
Amortization of deferred
  compensation                            --         --       --          --      --           --        --         1,937
Repurchase of common stock                --         --       --      (1,248)     (1)         (92)       --            --
Unrealized loss on marketable equity
  securities                              --         --       --          --      --           --        --            --
Net income                                --         --       --          --      --           --        --            --
                                      ------   --------    -----     -------    ----     --------     -----       -------
Balances at October 31, 1999              --         --       --     214,080     214      119,486        --        (3,440)
Issuance of common stock                  --         --       --       8,479       9       39,026        --            --
Repayments on notes receivable from
  stockholders                            --         --       --          --      --           --        --            --
Tax benefits of employee stock
  transactions                            --         --       --          --      --      148,356        --            --
Amortization of deferred
  compensation                            --         --       --          --      --           --        --         1,120
Unrealized gain on marketable equity
  securities                              --         --       --          --      --           --        --            --
Net income                                --         --       --          --      --           --        --            --
                                      ------   --------    -----     -------    ----     --------     -----       -------
Balances at October 28, 2000              --   $     --    $  --     222,559    $223     $306,868     $  --       $(2,320)
                                      ======   ========    =====     =======    ====     ========     =====       =======

                                                      ACCUMULATED
                                         NOTES           OTHER                         TOTAL
                                       RECEIVABLE    COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'   COMPREHENSIVE
                                          FROM          INCOME        EARNINGS        EQUITY          INCOME
                                      STOCKHOLDERS      (LOSS)        (DEFICIT)      (DEFICIT)        (LOSS)
                                      ------------   -------------   -----------   -------------   -------------
Balances at October 31, 1997            $   (75)        $    --       $(13,719)      $(13,458)       $     --
Exercise of options                          --              --             --             55              --
Compensation charges                         --              --             --          1,155              --
Deferred compensation                        --              --             --             --              --
Amortization of deferred
  compensation                               --              --             --              7              --
Issuance of Series D Redeemable
  convertible preferred stock, net
  of issuance costs of $98                   --              --             --             --              --
Issuance of stock for notes
  receivable from stockholders             (375)             --             --             --              --
Stock in exchange for services               --              --             --             41              --
Repurchase of common stock                   --              --             --            (44)             --
Net loss                                     --              --        (15,111)       (15,111)        (15,111)
                                        -------         -------       --------       --------        --------
Balances at October 31, 1998               (450)             --        (28,830)       (27,355)        (15,111)
                                                                                                     ========
Issuance of Series D Redeemable
  convertible preferred Stock, net           --              --             --             --              --
Conversion of Redeemable Convertible
  preferred Stock to common stock            --              --             --         37,905              --
Issuance of common stock                     --              --             --         68,034              --
Issuance of stock for notes
  receivable from stockholders           (6,412)             --             --             --              --
Repayments on notes receivable from
  stockholders                            1,202              --             --          1,202              --
Exercise of warrants for common
  stock                                      --              --             --             60              --
Compensation charges                         --              --             --             80              --
Deferred compensation                        --              --             --             --              --
Amortization of deferred
  compensation                               --              --             --          1,937              --
Repurchase of common stock                   --              --             --            (93)             --
Unrealized loss on marketable equity
  securities                                 --             (49)                          (49)            (49)
Net income                                   --              --          2,485          2,485           2,485
                                        -------         -------       --------       --------        --------
Balances at October 31, 1999             (5,660)            (49)       (26,345)        84,206           2,436
                                                                                                     ========
Issuance of common stock                     --              --             --         39,035              --
Repayments on notes receivable from
  stockholders                            5,660              --             --          5,660              --
Tax benefits of employee stock
  transactions                               --              --             --        148,356              --
Amortization of deferred
  compensation                               --              --             --          1,120              --
Unrealized gain on marketable equity
  securities                                 --          44,569             --         44,569          44,569
Net income                                   --              --         67,931         67,931          67,931
                                        -------         -------       --------       --------        --------
Balances at October 28, 2000            $    --         $44,520       $ 41,586       $390,877        $$112,500
                                        =======         =======       ========       ========        ========

   The accompanying notes are an integral part of these financial statements.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          FISCAL YEAR ENDED
                                                              -----------------------------------------
                                                              OCTOBER 28,    OCTOBER 31,    OCTOBER 31,
                                                                 2000           1999           1998
                                                              -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $  67,931      $  2,485       $(15,111)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Tax benefits from employee stock option transactions         148,356            --             --
    Deferred taxes                                              (130,250)           --             --
    Depreciation, amortization and write-offs of property
      and equipment                                                6,876         3,693          2,374
    Provision for doubtful accounts receivable                       829           536            185
    Noncash compensation expense                                   1,120         2,017          1,202
    Changes in assets and liabilities:
      Accounts receivable                                        (55,932)      (14,245)          (969)
      Inventories                                                  2,325        (1,942)        (1,273)
      Prepaid expenses and other assets                           (3,265)       (1,819)           205
      Accounts payable                                            13,294         7,417            (45)
      Accrued employee compensation                               18,949         3,786            154
      Other accrued liabilities                                    5,053         7,397          1,682
      Deferred revenue                                            (5,632)        7,145              9
                                                               ---------      --------       --------
         Net cash provided by (used in) operating activities      69,654        16,470        (11,587)
                                                               ---------      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                            (40,698)       (3,317)        (3,775)
  Purchases of short-term investments                            (90,306)      (75,769)            --
  Proceeds from disposition of short-term investments             26,619        12,000         15,920
  Other investing activities                                      (7,799)           --             --
                                                               ---------      --------       --------
         Net cash (used in) provided by investing activities    (112,184)      (67,086)        12,145
                                                               ---------      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of redeemable convertible preferred
    stock and warrants                                                --         1,996          4,902
  Proceeds from issuance of common stock                          39,035        67,952             12
  Payments received from loans to stockholders                     5,660         1,202             --
  Line of credit borrowings                                           --            --          1,672
  Line of credit repayments                                           --        (1,672)          (500)
  Payments on capital lease obligations                             (436)         (784)          (677)
  Proceeds from notes payable                                         --           247          2,594
  Repayments of notes payable                                         --        (3,209)          (693)
                                                               ---------      --------       --------
         Net cash provided by financing activities                44,259        65,732          7,310
                                                               ---------      --------       --------
Net increase in cash and cash equivalents                          1,729        15,116          7,868
Cash and cash equivalents, beginning of period                    25,536        10,420          2,552
                                                               ---------      --------       --------
Cash and cash equivalents, end of period                       $  27,265      $ 25,536       $ 10,420
                                                               =========      ========       ========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $     475      $    359       $    557
                                                               =========      ========       ========
  Cash paid for income taxes                                   $      26      $     --       $     --
                                                               =========      ========       ========
  Conversion of redeemable convertible preferred stock upon
    initial public offering                                    $      --      $ 37,905       $     --
                                                               =========      ========       ========
  Issuance of stock for notes receivable from stockholders     $      --      $  6,412       $    375
                                                               =========      ========       ========

   The accompanying notes are an integral part of these financial statements.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

 1. ORGANIZATION AND OPERATIONS OF BROCADE

     Brocade Communications Systems, Inc. (Brocade) is the world's leading provider of storage area networking infrastructure solutions. The Brocade family of hardware and software products provides the networking foundation for storage area networks (SANs) and allows customers to connect servers with external storage devices through a SAN, creating a highly reliable and scalable environment for data-intensive storage applications. Brocade products are sold through OEM partners, system integrators, and resellers.

     Brocade was incorporated on May 14, 1999 as a Delaware corporation and is the successor to operations originally begun on August 24, 1995. Brocade's headquarters are located in San Jose, California.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Fiscal Year

     Brocade changed its fiscal year end to the last Saturday in October, beginning with the fiscal year ended October 28, 2000. This change did not have a material impact on Brocade's financial statements.

  Cash, Cash Equivalents and Short-term Investments

     All highly liquid investment securities with original maturities of three months or less are considered cash equivalents, while investment securities with original maturities of more than three months but less than one year are considered short-term investments. Brocade's short-term investments consist of U.S. Treasuries and Federal Agency debt securities with original maturity dates between three months and one year. All cash equivalents and short-term investments are classified as available-for-sale. Unrealized holding gains and losses are included in Accumulated Other Comprehensive Income (Loss) in the accompanying balance sheets, net of any related tax effect. Realized gains and losses are included in interest income in the statement of operations and the cost of securities sold is based on the specific identification method.

  Marketable Equity Securities and Other Investments

     Marketable equity securities consist of equity holdings in public companies and are classified as available-for-sale when there are no restrictions on Brocade's ability to immediately liquidate such securities. The fair value of marketable equity securities is determined using quoted market prices for those securities. Unrealized holding gains and losses are included in Accumulated Other Comprehensive Income (Loss) in the accompanying balance sheets, net of any related tax effect. Realized gains and losses are calculated based on the specific identification method and are included in interest income in the statement of operations.

     Brocade also has certain other minority equity holdings in non-public companies. These investments are included in Other Assets and are carried at cost. Brocade monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

  Inventories, net

     Inventories are stated at the lower of cost or market, using the first in, first out method. Inventory costs include material, labor and overhead. Deferred charges represent the product costs associated with product shipments that are recorded in deferred revenue. Inventories consisted of the following and are shown net of reserves for excess and obsolete inventory (in thousands):

                                                              OCTOBER 28,    OCTOBER 31,
                                                                 2000           1999
                                                              -----------    -----------
Raw materials                                                   $  352         $  878
Work-in-process                                                      2            173
Finished goods, including deferred charges                       1,007          2,635
                                                                ------         ------
                                                                $1,361         $3,686
                                                                ======         ======

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to four years. Leasehold improvements are amortized using the straight-line method over the shorter of the assets useful lives or the remaining term of the lease. Property and equipment consisted of the following (in thousands):

                                                              OCTOBER 28,    OCTOBER 31,
                                                                 2000           1999
                                                              -----------    -----------
Computers and equipment                                         $37,449        $10,530
Furniture and fixtures                                            2,006            711
Leasehold improvements                                            8,517             --
Less: Accumulated depreciation and amortization                  (9,203)        (6,294)
                                                                -------        -------
                                                                $38,769        $ 4,947
                                                                =======        =======

     Included in property and equipment at October 28, 2000, are assets acquired under capital lease obligations with a total cost and related accumulated amortization of approximately $2.6 million each.

  Accrued Employee Compensation

     Accrued employee compensation consists of accrued wages, commissions, bonuses, payroll taxes, vacation payable, payroll deductions for the employee stock purchase plan and other employee benefit payroll deductions.

  Other Accrued Liabilities

     Other accrued liabilities consisted of the following (in thousands):

                                                              OCTOBER 28,    OCTOBER 31,
                                                                 2000           1999
                                                              -----------    -----------
Accrued warranty                                                $ 4,815        $1,856
Purchase commitments reserve                                      1,572         3,629
Other                                                             8,496         4,345
                                                                -------        ------
                                                                $14,883        $9,830
                                                                =======        ======

  Concentrations

     Financial instruments that potentially subject Brocade to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. Brocade invests only in high credit quality, short-term debt instruments and limits the amount of credit exposure to any one entity. A majority of Brocade's trade receivable balance is derived from sales to original equipment manufacturers in the computer storage and server industry. At October 28, 2000, and October 31, 1999, approximately 70 percent and 74 percent of accounts receivable were concentrated with five and four customers, respectively. Brocade performs on going credit evaluations of its customers and generally does not require collateral on accounts receivable. Brocade has established reserves for credit losses and product sales returns.

     In fiscal 2000, two customers accounted for a combined total of 49 percent of total revenues. In fiscal years 1999 and 1998, three and two customers accounted for combined totals of 70 percent and 83 percent of total revenues, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on Brocade's financial condition or results of operations.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

     Brocade currently relies on single and limited supply sources for several key components used in the manufacture of its products. Additionally, Brocade relies on a single third party manufacturer for the production of its products. The inability of Brocade's single and limited source suppliers or the inability of the third party manufacturer to fulfill supply and production requirements, respectively, could negatively impact future results.

     Brocade's business is concentrated in the storage area networking industry. Accordingly, Brocade's future success depends upon the buying patterns of such customers and the continued demand by such customers for Brocade's products. Brocade's continued success will depend upon its ability to enhance its existing products and to develop and introduce, on a timely basis, new products and features that keep pace with technological developments and emerging industry standards.

  Revenue Recognition

     Product revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable, and collectibility is probable. Brocade's only post-sales obligations are limited to product warranties. Revenue recognition is deferred for shipments to new customers where significant support services are required to successfully launch the customer's product. These revenues are recognized when the customer has successfully integrated and launched its products and Brocade has met its support obligations. Warranty costs, sales returns, and other allowances are accrued based on experience at the time of shipment. Deferred revenues at October 28, 2000, and October 31, 1999, were approximately $2.1 million and $7.7 million, respectively.

  Warranty Expense

     Brocade provides for estimated expenses for warranty obligations as revenue is recognized to the extent not covered by its third-party contract manufacturer.

  Research and Development

     Costs to develop Brocade's products are expensed as incurred in accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs." Costs related to internally developed software and software purchased for internal use are capitalized in accordance with Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." During fiscal 2000, Brocade implemented an enterprise-wide, integrated business information system. At October 28, 2000, approximately $10.6 million in capitalized costs related to this system were included in property and equipment. These costs will be depreciated over a term of seven years.

  Software Development Costs

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," Brocade capitalizes eligible computer software development costs upon the establishment of technological feasibility, which it has defined as completion of designing, coding and testing activities. For the years ended October 28, 2000, and October 31, 1999 and 1998, the amount of costs eligible for capitalization, after consideration of factors such as realizable value, were not material and, accordingly, all software development costs have been charged to research and development expense in the accompanying statements of operations for all periods presented.

  Impairment of Long-lived Assets

     Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

impairment loss for long-lived assets is based on the fair value of the asset and is reported at the lower of carrying amount or fair value less any costs to sell. During fiscal 2000, Brocade recognized impairments totaling $6.5 million related to minority equity holdings in non-public companies which Brocade has accounted for under the cost method.

  Income Taxes

     Income tax expense is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

  Computation of Basic and Diluted Net Income (Loss) Per Share

     Basic and diluted net income (loss) per common share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128), for all periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to the anticipated effective date of an initial public offering must be included in the calculation of basic and diluted net income (loss) per common share as if such stock had been outstanding for all periods presented. To date, Brocade has not had any issuances or grants for nominal consideration.

     In accordance with SFAS 128, basic net income (loss) per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. For the year ended October 31, 1998, Brocade excluded 156,050,504 shares from the calculation of diluted net loss per common share. These shares, which consisted of all convertible preferred stock, warrants for convertible preferred stock, outstanding stock options and shares subject to repurchase, were excluded because all such securities were antidilutive.

     The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data).

                                                                        FISCAL YEAR ENDED
                                                            -----------------------------------------
                                                            OCTOBER 28,    OCTOBER 31,    OCTOBER 31,
                                                               2000           1999           1998
                                                            -----------    -----------    -----------
Net income (loss)                                            $ 67,931       $  2,485       $(15,111)
                                                             ========       ========       ========
Basic and diluted net income (loss) per share:
  Weighted average shares of common stock outstanding         218,368        121,056         41,392
  Less: Weighted average shares subject to repurchase         (10,914)       (16,680)       (14,192)
                                                             --------       --------       --------
Weighted average shares used in computing basic net income
  (loss) per share                                            207,454        104,376         27,200
Dilutive effect of common share equivalents                    35,050        100,208             --
                                                             --------       --------       --------
Weighted average shares used in computing diluted net
  income (loss) per share                                     242,504        204,584         27,200
                                                             ========       ========       ========
Basic net income (loss) per share                            $   0.33       $   0.02       $  (0.56)
                                                             ========       ========       ========
Diluted net income (loss) per share                          $   0.28       $   0.01       $  (0.56)
                                                             ========       ========       ========

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

  Stock-Based Compensation

     Brocade accounts for its stock option plans and its Employee Stock Purchase Plan in accordance with the provisions of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," (APB 25) whereby the difference between the exercise price and the fair value at the date of grant is recognized as compensation expense. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which established a fair value based method of accounting for stock-based plans. Companies that elect to account for stock-based compensation plans in accordance with APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method. Accordingly, pro forma disclosures required under SFAS 123 are included in Note 5.

  Stock Splits

     On November 8, 1999, January 21, 2000, and November 29, 2000, Brocade's board of directors approved two-for-one splits of Brocade's Common Stock. The stock began trading on a split-adjusted basis on December 3, 1999, March 15, 2000, and December 22, 2000, respectively. All references in the accompanying financial statements and notes thereto to earnings per share and the number of common shares have been retroactively restated to reflect the common stock splits.

  Comprehensive Income (Loss)

     Brocade's comprehensive income (loss) is comprised of net income (loss) and unrealized holding gains (losses) on marketable equity securities and short-term investments. Comprehensive income (loss) is reflected in the statement of stockholders' equity. Net unrealized holding gains on marketable equity securities and short-term investments were $44.6 million for the year ended October 28, 2000. Accordingly, total comprehensive income for the year ended October 28, 2000, was $112.5 million. Unrealized holding gains (losses) for all other periods presented are not material and accordingly, comprehensive income
(loss) for all such periods approximates net income (loss).

  Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to the useful lives of fixed assets, allowances for doubtful accounts and product returns, inventory and warranty reserves, accrued liabilities and other reserves. Actual results could differ materially from those estimates.

  Reclassifications

     Certain information reported in previous years has been reclassified to conform to the current year presentation.

  Recent Accounting Pronouncements

     In March 2000, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion 25," (Interpretation 44). Interpretation 44 was effective beginning in July 2000 and clarifies the application of APB Opinion 25 for certain matters, specifically (a) the definition of an employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation 44 did not have a material impact on Brocade's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB
101), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management does not expect the adoption of SAB 101 to have a material impact on Brocade's financial position or results of operations.

     In September 1999, the Financial Accounting Standards Board issued Emerging Issues Task Force Topic No. D-83, "Accounting for Payroll Taxes Associated with Stock Option Exercises" (EITF D-83). EITF D-83 requires that payroll taxes paid on the difference between the exercise price and the fair value of stock acquired in association with an employee's stock options be recorded as operating expenses. For the year ended October 28, 2000, Brocade expensed $2.1 million in payroll taxes on stock option exercises.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and hedging Activities," (SFAS 133), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement is effective for fiscal years commencing after June 15, 2000. Brocade does not believe that SFAS 133 will have a material impact on earnings or financial condition.

 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The cost and estimated fair value of Brocade's short-term investments, marketable equity securities, and other investments were as follows (in thousands):

                                                              UNREALIZED    UNREALIZED      FAIR
                                                    COST        GAINS         LOSSES       VALUE
                                                  --------    ----------    ----------    --------
OCTOBER 28, 2000
Short-term investments
  U.S. government obligations                     $127,456     $   355         $37        $127,774
Marketable equity securities                         5,000      44,251          --          49,251
Other investments                                    2,805          --          --           2,805
                                                  --------     -------         ---        --------
          Total                                   $135,261     $44,606         $37        $179,830
                                                  ========     =======         ===        ========
OCTOBER 31, 1999
Short-term investments
  U.S. government obligations                     $ 63,818     $    --         $49        $ 63,769
                                                  ========     =======         ===        ========

     No gains or losses were realized on the sale of short-term investments or marketable equity securities during fiscal 2000 or fiscal 1999. Net unrealized holding gains of $44.6 million for fiscal 2000, and net unrealized holding losses of $49,000 for fiscal 1999, were included in Accumulated Other Comprehensive Income (Loss) in the accompanying balances sheets for the years ended October 28, 2000, and October 31, 1999, respectively.

 4. COMMITMENTS AND CONTINGENCIES

     Brocade leases its facilities under various operating lease agreements expiring through August 2010. In connection with these agreements Brocade has signed unconditional, irrevocable letters of credit for $8.3 million as security for the leases. In addition to base rent, many of the operating lease agreements require that Brocade pay a proportional share of the respective facilities' operating expenses. Rent expense for the

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

years ended October 28, 2000, and October 31, 1999 and 1998, was $4.1 million, $1.3 million, and $0.8 million, respectively.

     Future minimum lease payments under all noncancelable operating leases at October 28, 2000 were as follows (in thousands):

                                                            OPERATING
                FISCAL YEAR ENDED OCTOBER,                   LEASES
                --------------------------                  ---------
2001                                                        $ 12,555
2002                                                          12,672
2003                                                          12,981
2004                                                          13,314
2005                                                          13,658
Thereafter                                                    62,201
                                                            --------
          Total minimum lease payments                      $127,381
                                                            ========

     Brocade also leases various computers, office equipment and furniture under long-term lease agreements that are classified as capital leases. The leases expire through January 2001 and require a final buyout payment at the end of the lease term. At October 28, 2000, the total minimum lease payments under capital leases were $42,000.

     Brocade has entered into a manufacturing agreement with Solectron Corporation under which Brocade provides to Solectron a twelve-month product forecast and places purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to Brocade customers. Although Brocade purchase orders placed with Solectron are cancelable, the terms of the agreement would require Brocade to purchase from Solectron all material inventory not returnable or usable by other Solectron customers. At October 28, 2000, Brocade's commitment to Solectron for such material inventory was approximately $22.2 million.

     Brocade purchases several key components used in the manufacture of its products. At October 28, 2000, Brocade had non-cancelable purchase commitments for various such components totaling approximately $16.4 million.

     Brocade is subject to various legal proceedings, claims and litigation that arise in the normal course of business. While the outcome of these matters is currently not determinable, management does not expect these matters will have a material adverse effect on the financial position, results of operations or cash flows of Brocade.

 5. COMMON STOCK

  Deferred Compensation

     In connection with the grant of certain stock options to employees during the years ended October 31, 1999 and 1998, Brocade recorded deferred compensation of approximately $5.1 million and $307,000, respectively, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amounts are presented as reductions of stockholders' equity and amortized ratably over the vesting period of the applicable options. Approximately $1.1 million, $1.9 million, and $7,000 were expensed during the years ended October 28, 2000, October 31, 1999 and 1998, respectively. Deferred compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder's services. No compensation expense related to any other periods presented has been recorded.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

  1999 Employee Stock Purchase Plan

     In March 1999, the Board of Directors approved the adoption of Brocade's 1999 Employee Stock Purchase Plan (the "Purchase Plan"), and Brocade's shareholders approved the Purchase Plan in April 1999. The Purchase Plan permits eligible employees to purchase shares of Brocade's common stock through payroll deductions at 85 percent of the fair market value at certain plan-defined dates. The maximum number of shares of Brocade's common stock available for sale under the Purchase Plan is 1,600,000 shares, plus an annual increase to be added on the first day of Brocade's fiscal year, equal to the lesser of 20,000,000 shares, or 2.5 percent of the outstanding shares of common stock at such date. Accordingly, on October 29, 2000, 5,563,966 additional shares were made available for sale under the Purchase Plan. During fiscal 2000, 603,658 shares were issued under the Purchase Plan. No shares were issued during fiscal 1999. At October 28, 2000, 6,560,308 shares were available for future issuance under the Purchase Plan.

  1999 Stock Plan

     In March 1999, the Board of Directors approved Brocade's 1999 Stock Plan (the "1999 Plan") and Brocade's shareholders approved the 1999 Plan in April 1999. The 1999 Plan provides for the grant of incentive stock options and/or nonstatutory stock options to employees. Per the terms of the 1999 Plan, the maximum number of shares of Brocade's common stock available for sale under the 1999 Plan is 60,856,000 shares, plus an annual increase to be added on the first day of Brocade's fiscal year, equal to the lesser of 40,000,000 shares, or 5 percent of the outstanding shares of common stock at such date. Accordingly, on October 29, 2000, 11,127,934 additional shares were made available for sale under the 1999 Plan. At October 28, 2000, Brocade had reserved 36,660,404 shares of authorized but unissued shares of common stock for future issuance under the 1999 Plan. Of this amount, 25,246,514 shares were outstanding and 11,413,890 shares were available for future grants.

  1999 Director Option Plan

     In March 1999, the Board of Directors approved the 1999 Director Option Plan (the "Director Plan") and Brocade's shareholders approved the Director Plan in April 1999. The Director Plan provides for the grant of common stock to non-employee directors. At October 28, 2000, Brocade had reserved 1,600,000 shares of authorized but unissued shares of common stock for future issuance under the Director Plan. Of this amount, 160,000 shares were outstanding and 1,440,000 shares were available for future grants.

  1999 Nonstatutory Stock Option Plan

     In September 1999, the Board of Directors approved Brocade's 1999 Nonstatutory Stock Option Plan (the "NSO Plan"). The NSO Plan provides for the grant of nonstatutory stock options to employees and consultants. A total of 28,400,000 shares of common stock have been reserved for issuance under the NSO Plan. At October 28, 2000, Brocade had reserved 27,851,396 shares of authorized but unissued shares of common stock for future issuance under the NSO Plan. Of this amount, 19,464,192 shares were outstanding and 8,387,204 shares were available for future grants.

  Stock Options

     Brocade, under the various stock option plans (the "Plans") discussed above, grants stock options for shares of common stock to employees, directors and consultants. In accordance with the Plans, the stated exercise price shall not be less than 85 percent of the estimated fair market value of common stock on the date of grant. Incentive Stock Options (ISOs) may not be granted at less than 100 percent of the estimated fair market value of the common stock and stock options granted to a person owning more than 10 percent of the combined voting power of all classes of stock of Brocade must be issued at 110 percent of the fair market value of the stock on the date of grant. The Plans provide that the options shall be exercisable over a period not to

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

exceed ten years and generally vest over a period of four years. At October 28, 2000, Brocade had reserved 66,111,800 shares of authorized but unissued shares of common stock for future issuance under all of the Plans. Of this amount, 44,870,706 shares were outstanding and 21,241,094 shares were available for future grants.

     The following table summarizes stock option plan activity under all of the
Plans:

                                        FISCAL YEAR ENDED             FISCAL YEAR ENDED              FISCAL YEAR ENDED
                                        OCTOBER 28, 2000               OCTOBER 31, 1999              OCTOBER 31, 1998
                                   ---------------------------   ----------------------------   ---------------------------
                                                   WEIGHTED                       WEIGHTED                      WEIGHTED
                                                   AVERAGE                        AVERAGE                       AVERAGE
                                     SHARES     EXERCISE PRICE     SHARES      EXERCISE PRICE     SHARES     EXERCISE PRICE
                                   ----------   --------------   -----------   --------------   ----------   --------------
Outstanding at beginning of year   23,462,448       $ 4.70        28,183,312       $0.23         8,441,336       $0.04
Granted                            30,755,320       $47.78        21,424,096       $5.22        25,239,296       $0.28
Exercised                          (7,872,862)      $ 4.60       (24,605,472)      $0.32        (3,404,560)      $0.13
Cancelled                          (1,474,200)      $32.30        (1,539,488)      $0.24        (2,092,760)      $0.13
                                   ----------                    -----------                    ----------
Outstanding at end of year         44,870,706       $33.24        23,462,448       $4.70        28,183,312       $0.23
                                   ==========                    ===========                    ==========
Exercisable at end of year          3,417,698       $ 7.50         1,799,016       $0.22         3,726,456       $0.19

     The following table summarizes information about stock options outstanding and exercisable at October 28, 2000:

                   OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
----------------------------------------------------------   --------------------
                                WEIGHTED                                 WEIGHTED
OCTOBER 28, 2000                 AVERAGE       WEIGHTED                  AVERAGE
RANGE OF EXERCISE               REMAINING      AVERAGE                   EXERCISE
     PRICES          NUMBER       YEARS     EXERCISE PRICE    NUMBER      PRICE
-----------------  ----------   ---------   --------------   ---------   --------
$ 0.03 - $  0.63    9,117,466     7.69          $ 0.34       2,194,990    $ 0.29
$ 0.88 - $ 30.72    9,204,554     8.80          $16.71         988,738    $16.77
$32.13 - $ 40.00   10,212,648     9.11          $34.07         211,060    $32.15
$40.02 - $ 55.50    9,130,608     9.39          $45.20           5,336    $44.42
$58.38 - $105.19    7,205,430     9.63          $79.63          17,574    $72.94
----------------   ----------     ----          ------       ---------    ------
$ 0.03 - $105.19   44,870,706     8.90          $33.24       3,417,698    $ 7.50
================   ==========     ====          ======       =========    ======

     At October 28, 2000, 8,894,988 shares issued upon exercise of stock options with a weighted-average exercise price of $0.36 per share were subject to repurchase by Brocade.

     SFAS 123 requires disclosure of pro forma information regarding option grants made to employees based on specified valuation techniques that produce estimated compensation expense. Had compensation expense been determined under the provisions of SFAS 123, net income (loss) would have decreased or increased, respectively, to the following pro forma amounts, (in thousands except per share data):

                                                                       FISCAL YEAR ENDED
                                                           -----------------------------------------
                                                           OCTOBER 28,    OCTOBER 31,    OCTOBER 31,
                                                              2000           1999           1998
                                                           -----------    -----------    -----------
Net income (loss) as reported                               $  67,931       $ 2,485       $(15,111)
Net income (loss) Pro Forma                                 $(172,331)      $(1,933)      $(15,522)
Basic earnings (loss) per share
  As reported                                               $    0.33       $  0.02       $  (0.56)
  Pro Forma                                                 $   (0.83)      $ (0.02)      $  (0.57)
Diluted earnings (loss) per share
  As reported                                               $    0.28       $  0.01       $  (0.56)
  Pro Forma                                                 $   (0.83)      $ (0.02)      $  (0.57)

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for each respective fiscal year ended:

                                        EMPLOYEE STOCK OPTION PLANS              EMPLOYEE STOCK PURCHASE PLANS
                                  ---------------------------------------   ---------------------------------------
                                  OCTOBER 28,   OCTOBER 31,   OCTOBER 31,   OCTOBER 28,   OCTOBER 31,   OCTOBER 31,
                                     2000          1999          1998          2000          1999          1998
                                  -----------   -----------   -----------   -----------   -----------   -----------
Expected dividend yield                  0.0%          0.0%          0.0%       0.0%           *             *
Risk-free interest rate            5.4 - 5.9%    5.0 - 5.3%    5.6 - 5.9%       6.0%           *             *
Expected volatility                     93.4%         60.0%       0.0001%      80.3%           *             *
Expected life from vest date (in
  years)                                 0.5           0.5           0.5        0.5            *             *

---------------
* Not applicable

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Because Brocade's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of Brocade's options. Based upon the above assumptions, the weighted-average fair value of employee stock options granted during fiscal years 2000, 1999, and 1998, were $30.82, $2.42, and $0.04 per share, respectively.

 6. INCOME TAXES

     Brocade accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS 109). The provision for (benefit from) income taxes consisted of the following (in thousands):

                                                                  FISCAL YEAR ENDED
                                                              OCTOBER 28,    OCTOBER 31,
                                                                 2000           1999
                                                              -----------    -----------
Federal:
  Current                                                       $27,458        $   393
  Deferred                                                       (8,684)          (323)
                                                                -------        -------
                                                                 18,774             70
                                                                -------        -------
State:
  Current                                                         8,098          1,516
  Deferred                                                       (6,487)        (1,480)
                                                                -------        -------
                                                                  1,611             36
                                                                -------        -------
          Total provision for income taxes                      $20,385        $   106
                                                                =======        =======

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

     The difference between the U.S. Federal statutory rate and Brocade's income tax provision for financial statement purposes consisted of the following:

                                                                  FISCAL YEAR ENDED
                                                              OCTOBER 28,    OCTOBER 31,
                                                                 2000           1999
                                                              -----------    -----------
Provision for income taxes at statutory rate                      35.0%          35.0%
State taxes, net of federal benefit                                6.2            5.7
Losses for which no tax benefit recognized                          --          (73.8)
Stock compensation not deductible for tax                          0.4           31.7
NOL and credit carryforwards                                      (6.9)            --
Release of valuation allowance                                   (10.8)            --
Other                                                             (0.8)           5.4
                                                                 -----          -----
          Provision for income taxes                              23.1%           4.0%
                                                                 =====          =====

     The components of net deferred tax assets are as follows (in thousands):

                                                              OCTOBER 28,    OCTOBER 31,
                                                                 2000           1999
                                                              -----------    -----------
Net operating loss carryforwards                               $107,166       $ 16,300
Tax credit carryforwards                                          7,914          2,000
Capitalized startup costs                                           390            200
Reserves and accruals                                            10,274          7,900
Capitalized research expenditures                                 4,506          1,400
                                                               --------       --------
Total deferred tax assets                                       130,250         27,800
Less: Valuation allowance                                            --        (27,800)
                                                               --------       --------
          Net deferred tax assets                              $130,250       $     --
                                                               ========       ========

     As of October 28, 2000, Brocade had federal net operating loss carryforwards of approximately $275.2 million and state net operating loss carryforwards of approximately $75.4 million. The federal net operating loss and other tax credit carryforwards expire on various dates between 2010 through 2029. The state net operating loss carryforwards will expire beginning in 2003. Under current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.

     Brocade's income taxes payable for federal, state, and foreign purposes have been reduced and the deferred tax assets increased by the tax benefits associated with employee stock options. The benefits were credited directly to stockholders' equity and amounted to $148.4 million for fiscal 2000. Benefits reducing taxes payable amounted to $33.3 million and benefits increasing gross deferred tax assets amounted to $115.1 million in fiscal 2000.

 7. RELATED PARTY TRANSACTIONS

     During fiscal years 1999 and 1998, Brocade sold 4.7 million and 450,000 shares, respectively, of its common stock to officers and a director of Brocade in consideration for full recourse promissory notes in the aggregate amount of $6.8 million. Should the officers terminate employment, the shares are subject to a right of repurchase by Brocade that lapses over a four-year period. At October 28, 2000, all such promissory notes had been repaid in full and there were no outstanding balances.

     During fiscal 2000, total revenues to companies in which Brocade holds minority investments were approximately $13.1 million, and outstanding accounts receivable balances were approximately $2.7 million at

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

October 28, 2000. Sales transactions with such companies were no more favorable than those with unrelated parties.

 8. SEGMENT INFORMATION

     Brocade is organized and operates as one operating segment; the design, development, manufacturing, marketing and selling of Fiber Channel switching solutions for SANs. Brocade's Chief Executive Officer is the Chief Operating Decision Maker (CODM), as defined by SFAS 131. The CODM allocates resources and assesses the performance of Brocade based on revenues and overall profitability. Revenues are attributed to geographic areas based on the location of the customer to which product is shipped. Domestic revenues include sales to certain OEM customers who then distribute to their international customers. To date, service revenues have not been significant.

     In fiscal 2000, two customers accounted for 31 percent and 18 percent of total revenues, respectively. In fiscal 1999, three customers accounted for 34 percent, 26 percent, and 10 percent of total revenues, respectively, and in fiscal 1998, two customers accounted for 72 percent and 11 percent, respectively. The level of sales to any customer may vary from quarter to quarter and Brocade expects that significant customer concentration will continue for the foreseeable future. The loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on Brocade's financial condition or results of operations.

     During fiscal 2000 Brocade expanded its international sales activities. Geographic information for the year ended October 28, 2000 is presented below (in thousands). For the years ended October 31, 1999, and 1998, international revenues were not material. Identifiable assets located in foreign countries were not material at October 28, 2000, and October 31, 1999, and 1998.

                                                              FISCAL YEAR ENDED
                                                              OCTOBER 28, 2000
                                                                NET REVENUES
                                                              -----------------
North America (principally the United States)                     $257,690
EMEA                                                                69,217
Asia Pacific                                                         2,138
                                                                  --------
          Total                                                   $329,045
                                                                  ========

 9. SUBSEQUENT EVENTS (UNAUDITED)

     In December 2000, Brocade entered into an agreement to lease approximately 195,000 additional square feet of office, laboratory, and administrative space in San Jose, California. The lease expires November 30, 2013, and represents an additional commitment of approximately $11.6 million per year to Brocade. Brocade intends to occupy the space in December 2001 and sub-lease any excess space, if possible, to offset the rental expense. In connection with this lease agreement, Brocade signed an unconditional, irrevocable letter of credit for $10.4 million as security for the lease.

     Subsequent to October 28, 2000, the fair market value of Brocade's marketable equity securities declined. At January 24, 2001, the fair market value of Brocade's marketable equity securities was approximately $29.2 million.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is incorporated by reference from Brocade's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for Brocade's 2001 Annual Meeting of Stockholders to be held on April 4, 2001 (the "Proxy Statement").

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated by reference, herein.

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth certain information regarding our executive officers and directors as of December 31, 2000:

               NAME                 AGE                           POSITION
               ----                 ---                           --------
Gregory L. Reyes                    38     President, Chief Executive Officer and Director
Paul R. Bonderson, Jr.              48     Vice President, Engineering
Michael J. Byrd                     40     Vice President and Chief Financial Officer
Victor M. Rinkle                    48     Vice President, Operations
Charles W. Smith                    39     Vice President, OEM Sales
David A. Smith                      44     Vice President, Service, Support and SAN Integration
Jack Cuthbert                       46     Vice President, Worldwide Sales, Marketing and Support
Seth D. Neiman(1)                   46     Chairman of the Board
Neal Dempsey(1)(2)                  59     Director
Mark Leslie(2)                      56     Director
Larry W. Sonsini                    59     Director

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

     Charles W. Smith has served as our Vice President, OEM Sales since November 2000, and Vice President, Worldwide Sales since February 1997. From June 1996 to February 1997, Mr. Smith served as Director, Corporate Account Sales at IBM. From July 1990 to February 1996, Mr. Smith held various senior sales management positions at Conner Peripherals, Inc., a storage solutions company, most recently as Vice President, US Sales, Western Region. Mr. Smith received an A.S. in Aeronautics and Business from the College of San Mateo and a B.S. in Business Management from San Jose State University.

     David A. Smith has served as our Vice President, Service, Support and SAN Integration since January 2000. From 1991 to January 2000, Mr. Smith held various positions at BMC Software, Inc., a provider of enterprise software solutions for applications and network management, most recently Vice President, Worldwide Support Services.

     Jack Cuthbert has served as our Vice President, Worldwide Sales, Marketing and Support since November 2000, and Vice President, Worldwide Marketing since April 2000. He was Vice President North American Sales from October 1999 to April 2000, and was Director, Channel Sales from June 1998 to October 1999. From November 1996 to June 1998, Mr. Cuthbert served as Vice President, North American Sales at Macromedia, Inc., an Internet software development company. From July 1986 to July 1996, Mr. Cuthbert held various positions at SGI, a producer of visual computing systems, most recently Director, North American Channels. Mr. Cuthbert received a B.Sc. in Physics from the University of Waterloo in Canada and a M.S. in Engineering Physics from McMaster University in Canada.

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

     Mark Leslie has served as a director of Brocade since January 1999. Mr. Leslie currently serves as the Chairman of the board of directors of VERITAS Software Corporation, a storage management software company. From February 1990 to November 2000, Mr. Leslie served as Chief Executive Officer and a member of the board of directors of VERITAS Software Corporation. Mr. Leslie also serves on the board of directors and audit and compensation committees of Keynote Systems, Inc., as well as on the boards of directors of several private companies. Mr. Leslie received a B.A. in Physics and Mathematics from New York University.

     Larry W. Sonsini has served as a director of Brocade since January 1999. Mr. Sonsini has been a partner of the law firm of Wilson Sonsini Goodrich & Rosati, P.C., since 1973 and is currently the Chairman and Chief Executive Officer of the firm. Mr. Sonsini serves on the boards of directors of Commerce One, Inc., Echelon Corporation, Lattice Semiconductor Corporation, LSI Logic, Inc., Novell, Inc., Pixar, and Tibco Software, Inc. as well as on the boards of directors of several private companies. Mr. Sonsini received an A.B.

from the University of California, Berkeley and an L.L.B. from Boalt Hall School of Law, University of California, Berkeley.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this section is incorporated by reference from the information in the section entitled "Executive Compensation and Other Matters" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this section is incorporated by reference from the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this section is incorporated by reference from the information in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K

     (1) FINANCIAL STATEMENTS:

         Reference is made to the Index to Financial Statements of Brocade Communications Systems, Inc. under Item 8 in Part II of this Form 10-K.

     (2) FINANCIAL STATEMENT SCHEDULES:

         The following financial statement schedule of Brocade Communications Systems, Inc. for the years ended October 28, 2000, October 31, 1999, and October 31, 1998, is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Brocade Communications Systems, Inc.

         Schedule II -- Valuation and Qualifying
         Accounts                         Page 47

     (3) EXHIBITS:

         The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

  EXHIBIT
  NUMBER                         DESCRIPTION OF DOCUMENT
  -------                        -----------------------
   3.1         Amended and Restated Certificate of Incorporation.
   3.2(1)      Bylaws of the Registrant.
   4.1(1)      Form of Registrant's Common Stock certificate.
  10.1(1)      Form of Indemnification Agreement entered into between
               Brocade and each of its directors and executive officers.
  10.2(1)*     1995 Equity Incentive Plan and forms of agreements
               thereunder.
  10.3(1)*     1998 Equity Incentive Plan and forms of agreements
               thereunder.
  10.4(1)*     1998 Executive Equity Incentive Plan and forms of agreements thereunder.
  10.5(2)*     1999 Director Option Plan and form of agreement thereunder.
  10.6(3)*     1999 Employee Stock Purchase Plan.
  10.7(3)*     1999 Stock Plan and forms of agreements thereunder.
  10.8(3)*     1999 Nonstatutory Stock Option Plan and forms of agreements thereunder.

  EXHIBIT
  NUMBER                         DESCRIPTION OF DOCUMENT
  -------                        -----------------------
  10.9(1)      Sublease between Symmetricom, Inc. and Brocade dated May 6,
               1997.
  10.10(1)     Master Equipment Lease Agreement between Venture Lending &
               Leasing, Inc. and Brocade dated September 5, 1996.
  10.11(1)#    Master Purchase Agreement between Dell Products L.P. and
               Brocade dated November 1, 1998.
  10.12(1)#    Purchase Agreement between Sequent Computer Systems, Inc.
               and Brocade.
  10.13(1)#    Supplement No. 1 to Purchase Agreement between Sequent
               Computer Systems, Inc. and Brocade dated September 26, 1997.
  10.14(1)#    OEM Agreement between Storage Technology Corporation and
               Brocade dated May 1, 1998.
  10.15(1)#    Acknowledgement between Wind River Systems, Inc. and Brocade dated April 22, 1999.
  10.16(1)*    Confidential Agreement and General Release of Claims between
               Bruce J. Bergman, The Bergman Family Trust and Brocade dated
               September 23, 1998.
  10.17(1)*    Letter Agreement with Michael J. Byrd dated April 5, 1999.
  10.18(1)#    OEM and License Agreement between McDATA Corporation and
               Brocade dated April 27, 1999.
  10.19(4)#    Volume Pricing Agreement between Data General Corporation
               and Brocade dated October 1, 1998.
  10.20(4)#    Manufacturing Agreement between Solectron California
               Corporation and Brocade dated July 30, 1999.
  10.21(4)     Master Lease Agreement between Spieker Properties and
               Brocade dated December 17, 1999.
  10.22        First Amendment to Lease between Spieker Properties and
               Brocade dated February 16, 2000.
  10.23        Second Amendment to Lease between Spieker Properties and
               Brocade dated August 11, 2000.
  10.24(5)     Credit Agreement between Comerica Bank-California and
               Brocade dated January 5, 2000.
  10.25        First Amendment to Credit Agreement between Comerica
               Bank-California and Brocade dated March 21, 2000.
  10.26        Second Amendment to Credit Agreement between Comerica
               Bank-California and Brocade dated September 20, 2000.
  10.27        Master Lease Agreement between Spieker Properties and
               Brocade dated July 26, 2000.
  10.28#       Purchase Agreement between Compaq Computer Corporation and
               Brocade dated February 1, 2000.
  10.29#       Purchase Agreement between EMC Corporation and Brocade dated
               January 25, 2000.
  10.30*       Promissory Note between David A. Smith and Brocade dated
               April 27, 2000.
  23.1         Consent of Arthur Andersen LLP, Independent Public
               Accountants.
  24.1         Power of attorney (see signature page).

---------------
 * Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

 # Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(2) Incorporated by reference from Brocade's Registration Statement on Form S-8 (Reg. No. 333-85187) filed on August 13, 1999.

(3) Incorporated by reference from Brocade's Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000.

(4) Incorporated by reference from Brocade's Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended.

(5) Incorporated by reference from Brocade's Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000.

(b) REPORTS ON FORM 8-K

     None.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

            YEARS ENDED OCTOBER 28, 2000, OCTOBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                 ADDITIONS
                                                  BALANCE AT     CHARGED TO                  BALANCE AT
                                                 BEGINNING OF    COSTS AND                     END OF
                  DESCRIPTION                       PERIOD        EXPENSES     DEDUCTIONS      PERIOD
                  -----------                    ------------    ----------    ----------    ----------
Allowance for doubtful accounts:
  2000                                              $  818         $  829        $(294)        $1,353
  1999                                                 278            596          (56)           818
  1998                                                 100            178           --            278
Sales returns and allowances:
  2000                                              $1,629         $  268        $(280)        $1,617
  1999                                                   7          1,622           --          1,629
  1998                                                  --              7           --              7

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 26, 2001.

                                          Brocade Communications Systems, Inc.

                                          By:     /s/ GREGORY L. REYES
                                            ------------------------------------
                                                      Gregory L. Reyes
                                            President, Chief Executive Officer,
                                                         and Director
                                                      January 26, 2001

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory L. Reyes and Michael J. Bird, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----

               /s/ GREGORY L. REYES                     President, Chief Executive     January 26, 2001
---------------------------------------------------  Officer, and Director (Principal
                 Gregory L. Reyes                           Executive Officer)

                /s/ MICHAEL J. BYRD                      Vice President and Chief      January 26, 2001
---------------------------------------------------    Financial Officer (Principal
                  Michael J. Byrd                        Financial and Accounting
                                                                 Officer)

                /s/ SETH D. NEIMAN                        Chairman of the Board        January 26, 2001
---------------------------------------------------
                  Seth D. Neiman

                 /s/ NEAL DEMPSEY                                Director              January 26, 2001
---------------------------------------------------
                   Neal Dempsey

                  /s/ MARK LESLIE                                Director              January 26, 2001
---------------------------------------------------
                    Mark Leslie

               /s/ LARRY W. SONSINI                              Director              January 26, 2001
---------------------------------------------------
                 Larry W. Sonsini

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                      DESCRIPTION OF DOCUMENT
 -------                      -----------------------
 3.1        Amended and Restated Certificate of Incorporation.
 3.2(1)     Bylaws of the Registrant.
 4.1(1)     Form of Registrant's Common Stock certificate.
10.1(1)     Form of Indemnification Agreement entered into between
            Brocade and each of its directors and executive officers.
10.2(1)*    1995 Equity Incentive Plan and forms of agreements
            thereunder.
10.3(1)*    1998 Equity Incentive Plan and forms of agreements
            thereunder.
10.4(1)*    1998 Executive Equity Incentive Plan and forms of agreements thereunder.
10.5(2)*    1999 Director Option Plan and form of agreement thereunder.
10.6(3)*    1999 Employee Stock Purchase Plan.
10.7(3)*    1999 Stock Plan and forms of agreements thereunder.
10.8(3)*    1999 Nonstatutory Stock Option Plan and forms of agreements thereunder.
10.9(1)     Sublease between Symmetricom, Inc. and Brocade dated May 6,
            1997.
10.10(1)    Master Equipment Lease Agreement between Venture Lending &
            Leasing, Inc. and Brocade dated September 5, 1996.
10.11(1)#   Master Purchase Agreement between Dell Products L.P. and
            Brocade dated November 1, 1998.
10.12(1)#   Purchase Agreement between Sequent Computer Systems, Inc.
            and Brocade.
10.13(1)#   Supplement No. 1 to Purchase Agreement between Sequent
            Computer Systems, Inc. and Brocade dated September 26, 1997.
10.14(1)#   OEM Agreement between Storage Technology Corporation and
            Brocade dated May 1, 1998.
10.15(1)#   Acknowledgement between Wind River Systems, Inc. and Brocade dated April 22, 1999.
10.16(1)*   Confidential Agreement and General Release of Claims between
            Bruce J. Bergman, The Bergman Family Trust and Brocade dated
            September 23, 1998.
10.17(1)*   Letter Agreement with Michael J. Byrd dated April 5, 1999.
10.18(1)#   OEM and License Agreement between McDATA Corporation and
            Brocade dated April 27, 1999.
10.19(4)#   Volume Pricing Agreement between Data General Corporation
            and Brocade dated October 1, 1998.
10.20(4)#   Manufacturing Agreement between Solectron California
            Corporation and Brocade dated July 30, 1999.
10.21(4)    Master Lease Agreement between Spieker Properties and
            Brocade dated December 17, 1999.
10.22       First Amendment to Lease between Spieker Properties and
            Brocade dated February 16, 2000.
10.23       Second Amendment to Lease between Spieker Properties and
            Brocade dated August 11, 2000.
10.24(5)    Credit Agreement between Comerica Bank-California and
            Brocade dated January 5, 2000.
10.25       First Amendment to Credit Agreement between Comerica
            Bank-California and Brocade dated March 21, 2000.
10.26       Second Amendment to Credit Agreement between Comerica
            Bank-California and Brocade dated September 20, 2000.
10.27       Master Lease Agreement between Spieker Properties and
            Brocade dated July 26, 2000.

 EXHIBIT
  NUMBER                      DESCRIPTION OF DOCUMENT
 -------                      -----------------------
10.28#      Purchase Agreement between Compaq Computer Corporation and
            Brocade dated February 1, 2000.
10.29#      Purchase Agreement between EMC Corporation and Brocade dated
            January 25, 2000.
10.30*      Promissory Note between David A. Smith and Brocade dated
            April 27, 2000.
23.1        Consent of Arthur Andersen LLP, Independent Public
            Accountants.
24.1        Power of attorney (see signature page).

---------------
 * Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

 # Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference from Brocade's Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(2) Incorporated by reference from Brocade's Registration Statement on Form S-8 (Reg. No. 333-85187) filed on August 13, 1999.

(3) Incorporated by reference from Brocade's Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000.

(4) Incorporated by reference from Brocade's Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended.

(5) Incorporated by reference from Brocade's Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000.