Form 10-Q
period 2001-01-27
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2001-03-13
CIK 1009626

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q


    (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended January 27, 2001

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
     (State or other jurisdiction                (I.R.S. employer
          of incorporation)                     identification no.)

                         ------------------------------

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

The number of shares outstanding of the Registrant's Common Stock on February 23, 2001 was 226,057,827 shares.

                                                             Page 1 of 20 pages.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                                    FORM 10-Q

                         QUARTER ENDED JANUARY 27, 2001


                                      INDEX


                                                                                   PAGE
                                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Statements of Operations for the Three Months Ended
           January 27, 2001 and January 29, 2000                                    3

           Condensed Balance Sheets as of January 27, 2001 and October 28, 2000     4

           Condensed Statements of Cash Flows for the Three Months
           Ended January 27, 2001 and January 29, 2000                              5

           Notes to Condensed Financial Statements                                  6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                    9

Item 3.    Quantitative and Qualitative Disclosures About Market Risks             19

PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings                                                       19

Item 6.    Exhibits and Reports on Form 8-K                                        19

SIGNATURES                                                                         20

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                     --------------------------
                                                     JANUARY 27,    JANUARY 29,
                                                        2001            2000
                                                     ----------      ----------
Net revenues                                         $  165,024      $   42,740
Cost of revenues                                         66,054          20,084
                                                     ----------      ----------
    Gross margin                                         98,970          22,656
                                                     ----------      ----------
Operating expenses:
  Research and development                               26,142           6,028
  Sales and marketing                                    23,831           6,247
  General and administrative                              4,380           2,036
  Amortization of deferred compensation                     280             280
                                                     ----------      ----------
    Total operating expenses                             54,633          14,591
                                                     ----------      ----------
Income from operations                                   44,337           8,065
Interest income, net                                      2,094           1,185
                                                     ----------      ----------
Income before provision for income taxes                 46,431           9,250
Provision for income taxes                               13,929           1,942
                                                     ----------      ----------
Net income                                           $   32,502      $    7,308
                                                     ==========      ==========

Net income per share -- Basic                        $     0.15      $     0.04
                                                     ==========      ==========
Net income per share -- Diluted                      $     0.13      $     0.03
                                                     ==========      ==========
Shares used in per share calculation -- Basic           216,128         202,080
                                                     ==========      ==========
Shares used in per share calculation -- Diluted         247,856         235,536
                                                     ==========      ==========


        The accompanying notes are an integral part of these condensed financial statements.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                   JANUARY 27,     OCTOBER 28,
                                                                     2001             2000
                                                                   ----------       ----------
                                                                   (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                        $   84,198       $   27,265
  Short-term investments                                              126,817          127,774
                                                                   ----------       ----------
      Total cash, cash equivalents and short-term investments         211,015          155,039
  Marketable equity securities                                         31,033           49,251
  Accounts receivable, net of allowances for doubtful
    accounts of $3,282 and $2,970, respectively                        96,897           72,242
  Inventories, net                                                      5,629            1,361
  Prepaid expenses and other current assets                            11,542            5,462
                                                                   ----------       ----------
      Total current assets                                            356,116          283,355
Property and equipment, net                                            61,842           38,769
Deferred tax assets                                                   163,653          130,250
Other assets                                                            9,205            2,805
                                                                   ----------       ----------
      Total assets                                                 $  590,816       $  455,179
                                                                   ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $   53,993       $   23,958
  Accrued employee compensation                                        16,249           23,363
  Deferred revenue                                                      9,113            2,056
  Other accrued liabilities                                            24,318           14,925
                                                                   ----------       ----------
      Total current liabilities                                       103,673           64,302

Commitments and contingencies (Note 4)

Stockholders' equity:
  Preferred stock, $0.001 par value
    5,000 shares authorized, no shares outstanding                         --               --
  Common stock, $0.001 par value, 400,000 shares authorized:
    Issued and outstanding: 225,485 and 222,559 shares at
    January 27, 2001 and October 28, 2000, respectively                   225              223
  Additional paid-in capital                                          387,567          306,868
  Deferred stock compensation                                          (2,040)          (2,320)
  Accumulated other comprehensive income                               27,303           44,520
  Accumulated earnings                                                 74,088           41,586
                                                                   ----------       ----------
      Total stockholders' equity                                      487,143          390,877
                                                                   ----------       ----------
      Total liabilities and stockholders' equity                   $  590,816       $  455,179
                                                                   ==========       ==========

        The accompanying notes are an integral part of these condensed financial statements.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                          ---------------------------
                                                          JANUARY 27,      JANUARY 29,
                                                             2001            2000
                                                          ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $   32,502       $    7,308
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Tax benefits from employee stock option
      transactions                                            46,174               --
    Deferred taxes                                           (33,403)              --
    Depreciation, amortization and write-offs of
      property and equipment                                   2,980              919
    Provision for doubtful accounts receivable                   369            1,588
    Noncash compensation expense                                 280              280
    Changes in assets and liabilities:
      Accounts receivable                                    (25,024)          (8,539)
      Inventories                                             (4,268)           1,724
      Prepaid expenses and other current assets               (6,080)            (339)
      Accounts payable                                        30,035            4,127
      Accrued employee compensation                           (7,114)           2,770
      Deferred revenue                                         7,057           (2,450)
      Other accrued liabilities                                9,393            4,411
                                                          ----------       ----------
        Net cash provided by operating activities             52,901           11,799
                                                          ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                        (26,053)          (3,061)
  Purchases of short-term investments                         (6,194)         (37,544)
  Proceeds from maturities of short-term investments           8,152           30,773
  Other investing activities                                  (6,400)          (3,000)
                                                          ----------       ----------
        Net cash used in investing activities                (30,495)         (12,832)
                                                          ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                  34,527            1,386
                                                          ----------       ----------
        Net cash provided by financing activities             34,527            1,386
                                                          ----------       ----------
Net increase in cash and cash equivalents                     56,933              353
Cash and cash equivalents, beginning of period                27,265           25,536
                                                          ----------       ----------
Cash and cash equivalents, end of period                  $   84,198       $   25,889
                                                          ==========       ==========

        The accompanying notes are an integral part of these condensed financial statements.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


1. ORGANIZATION AND OPERATIONS OF BROCADE

        Brocade Communications Systems, Inc. (Brocade or the Company) is the world's leading provider of storage area networking infrastructure solutions. The Brocade family of hardware and software products provides the networking foundation for storage area networks (SANs) and allows customers to connect servers with external storage devices through a SAN, creating a highly reliable and scalable environment for data-intensive storage applications. Brocade products are sold through OEM partners, system integrators, and resellers.

        Brocade was incorporated on May 14, 1999 as a Delaware corporation and is the successor to operations originally begun on August 24, 1995. The Company's headquarters are located in San Jose, California.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying financial data as of January 27, 2001, and for the three-month periods ended January 27, 2001 and January 29, 2000, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 28, 2000 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

        In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of January 27, 2001, results of operations for the three-month periods ended January 27, 2001 and January 29, 2000, and cash flows for the three-month periods ended January 27, 2001 and January 29, 2000, have been made. The results of operations for the three-month periods ended January 27, 2001 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Revenue Recognition

        Product revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable, and collectibility is probable. The Company's only post-sales obligations are limited to product warranties. Revenue recognition is deferred for shipments to new customers where significant support services are required to successfully launch the customer's product. These revenues are recognized when the customer has successfully integrated and launched its products and the Company has met its support obligations. Revenue from sales to resellers is recognized upon reported sell-thru. Warranty costs, sales returns, and other allowances are accrued based on experience at the time of shipment.

Computation of Net Income per Share

        Basic net income per share is computed using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasure stock method.

Stock Splits

        On January 21, 2000, and November 29, 2000, the Board of Directors of Brocade approved two-for-one stock splits of the Company's Common Stock. The stock began trading on a split-adjusted basis on March 14, 2000, and

December 22, 2000, respectively. All references in the accompanying financial statements and notes thereto to earnings per share and the number of common shares have been retroactively restated to reflect the Common Stock splits.

Comprehensive Income

        The Company's comprehensive income is comprised of net income and unrealized holding gains (losses) on marketable equity securities and short-term investments. Net unrealized holding losses on marketable equity securities and short-term investments were $17.2 million for the three months ended January 27, 2001. Accordingly, total comprehensive income for the three months ended January 27, 2001, was $15.3 million. Unrealized holding gains (losses) for the three months ended January 29, 2000 were not material. Accordingly, total comprehensive income for the three months ended January 29, 2000 approximates net income.

Derivatives

        In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (referred to hereafter as SFAS 133). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133, as amended, requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of SFAS 133 did not have a material impact on the Company's operations or financial position. As of January 27, 2001, the Company did not hold any derivative instruments.

Reclassifications

        Certain information reported in the prior year has been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

        In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management does not expect the adoption of SAB 101 to have a material impact on the Company's financial position or results of operations. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001.

3.  BALANCE SHEET DETAIL

    Inventories, net consisted of the following (in thousands):

                                               JANUARY 27,     OCTOBER 28,
                                                   2001            2000
                                                ----------      ----------
Raw materials                                   $    1,466      $      352
Work-in-process                                         --               2
Finished goods, including deferred charges           4,163           1,007
                                                ----------      ----------
    Total                                       $    5,629      $    1,361
                                                ==========      ==========

        Prepaid expenses and other current assets consisted of the following (in thousands):

                                               JANUARY 27,    OCTOBER 28,
                                                  2001            2000
                                               ----------      ----------
Employee and other receivables                 $    7,735      $    2,902
Prepaid expenses and other current assets           3,807           2,560
                                               ----------      ----------
    Total                                      $   11,542      $    5,462
                                               ==========      ==========

        Property and equipment, net consisted of the following (in thousands):

                                    JANUARY 27,      OCTOBER 28,
                                       2001             2000
                                    ----------       ----------
Computers and equipment             $   61,624       $   37,449
Furniture and fixtures                   2,152            2,006
Leasehold improvements                   9,934            8,517
Less; Accumulated depreciation
  and amortization                     (11,868)          (9,203)
                                    ----------       ----------
    Total                           $   61,842       $   38,769
                                    ==========       ==========

        Other accrued liabilities consisted of the following (in thousands):

                                  JANUARY 27,    OCTOBER 28,
                                     2001            2000
                                  ----------      ----------
Accrued warranty                  $    4,815      $    4,815
Purchase commitments reserve           8,298           1,572
Other                                 11,205           8,538
                                  ----------      ----------
    Total                         $   24,318      $   14,925
                                  ==========      ==========

4. COMMITMENTS AND CONTINGENCIES

        In December 2000, the Company entered into an agreement to lease additional office, laboratory, and administrative space in San Jose, California. The lease expires November 30, 2013, and represents a commitment of approximately $11.6 million per year. The Company intends to occupy the space in December 2001 and sub-lease any excess space, if possible, to offset the rental expense. In connection with this lease agreement, the Company signed an unconditional, irrevocable letter of credit for $10.4 million as security for the lease.

5. NET INCOME PER SHARE

        The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share data):

                                                                THREE MONTHS ENDED
                                                            ---------------------------
                                                            JANUARY 27,      JANUARY 29,
                                                                2001             2000
                                                            ----------       ----------
Net income                                                  $   32,502       $    7,308
                                                            ==========       ==========
Basic and diluted net income per share:
   Weighted average shares of common stock outstanding         223,734          215,124
   Less: Weighted average shares subject to repurchase          (7,606)         (13,044)
                                                            ----------       ----------
Weighted average shares used in computing basic net
   income per share                                            216,128          202,080
Dilutive effect of common share equivalents                     31,728           33,456
                                                            ----------       ----------
Weighted average shares used in computing diluted

   net income per share                                        247,856          235,536
                                                            ==========       ==========
Basic net income per share                                  $     0.15       $     0.04
                                                            ==========       ==========
Diluted net income per share                                $     0.13       $     0.03
                                                            ==========       ==========

6. SEGMENT INFORMATION

        The Company is organized and operates as one operating segment; the design, development, manufacturing, marketing and selling of Fibre Channel switching solutions for SANs. The Company's Chief Executive Officer is the Chief Operating Decision Maker (CODM), as defined by SFAS 131. The CODM allocates resources and assesses the performance of the Company based on revenues and overall profitability. Revenues are attributed to geographic areas based on the location of the customer to which product is shipped. Domestic and international revenues accounted for approximately 73 percent and 27 percent of total revenues, respectively, for the quarter ended January 27, 2001, and approximately 79 percent and 21 percent of total revenues, respectively, for the quarter ended January 29, 2000. Domestic revenues include sales to certain OEM customers who then distribute to their international customers. To date, service revenues have not been significant. Identifiable assets located in foreign countries were not material at January 27, 2001, and October 28, 2000.

7. SUBSEQUENT EVENTS

        Subsequent to January 27, 2001, the fair value of the Company's marketable equity securities declined. At February 28, 2001, the fair value of the Company's marketable equity securities was approximately $19.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In addition to historical information, this Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements such as statements relating to anticipated future revenues, gross margins, research and development expenses, sales and marketing expenses, and general and administrative expenses; the Company's liquidity and the sufficiency of existing cash and cash equivalents for near-term requirements; and the effect of recent accounting pronouncements on the Company's financial condition or results of operations. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intend," "potential," "continue," or the negative of such terms, or other comparable terminology. These statements are only predictions. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in this section under the heading "Risk Factors." Risk factors may include but are not limited to the Company's ability to effectively manage future expansion; the Company's ability to develop new and enhanced products that achieve widespread market acceptance; and various factors that may cause the Company's quarterly revenues and operating results to fluctuate, such as the timing of customer orders, changes in general and specific economic conditions in the computer, storage, and networking industries, and announcements and new product introductions by competitors. All forward-looking statements included in this document are based on information available to the Company on the date hereof. The Company assumes no obligation to update any such forward-looking statements.

        The following information should be read in conjunction with the condensed interim financial statements and notes thereto included in Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission on January 26, 2001.

RESULTS OF OPERATIONS

        The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

                                                  THREE MONTHS ENDED
                                              ---------------------------
                                              JANUARY 27,      JANUARY 29,
                                                 2001             2000
                                              ----------       ----------
Net revenues                                       100.0%           100.0%
Cost of revenues                                    40.0             47.0
                                              ----------       ----------
   Gross margin                                     60.0             53.0
                                              ----------       ----------
Operating expenses:
   Research and development                         15.8             14.1
   Sales and marketing                              14.4             14.6
   General and administrative                        2.7              4.8
   Amortization of deferred compensation             0.2              0.6
                                              ----------       ----------
     Total operating expenses                       33.1             34.1
                                              ----------       ----------
Income from operations                              26.9             18.9
Interest income, net                                 1.2              2.7
                                              ----------       ----------
Income before provision for income taxes            28.1             21.6
Provision for income taxes                           8.4              4.5
                                              ----------       ----------
Net income                                          19.7%            17.1%
                                              ==========       ==========

        Revenues. The Company's revenues are derived primarily from sales of its SilkWorm family of products. For the quarter ended January 27, 2001, net revenues increased to $165.0 million, an increase of 286 percent compared with revenues of $42.7 million for the quarter ended January 29, 2000. The increase reflects increased demand for SAN switching products and is the result of increased unit sales to an expanding customer base along with increased sales to several significant OEMs and system integrator customers. Recent economic uncertainty has resulted in a general reduction in information technology spending. The impact and duration of these conditions is not presently determinable and may result in the Company's inability to maintain historical rates of growth, if any.

        Domestic and international revenues accounted for approximately 73 percent and 27 percent of total revenues, respectively, for the quarter ended January 27, 2001, and approximately 79 percent and 21 percent of total revenues, respectively, for the quarter ended January 29, 2000. International revenues primarily consisted of sales to countries in Western Europe and Asia. Domestic revenues also include sales to certain OEM customers who then distribute to their international customers.

        A significant portion of the Company's revenues is concentrated among a relatively small number of customers. The level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, could have a material adverse impact on the Company's financial condition and results of operations. Brocade expects that a significant portion of its future revenues will continue to come from sales of products to a relatively small number of customers.

        Gross margin. Gross margin increased to 60.0 percent of net revenues for the quarter ended January 27, 2001, compared with 53.0 percent for the quarter ended January 29, 2000. The increase was primarily due to lower component and manufacturing costs, the allocation of fixed manufacturing costs over a greater revenue base, and an increase in the percentage of sales of higher margin products. The Company expects gross margins for the foreseeable future to remain relatively consistent with those reported for the first quarter of fiscal 2001.

        Research and development expenses. Research and development expenses increased to $26.1 million for the quarter ended January 27, 2001, compared with $6.0 million for the quarter ended January 29, 2000. These expenses consist primarily of salaries and related personnel expenses, fees paid to consultants and outside service providers, nonrecurring engineering charges, prototyping expenses related to the design, development, testing and enhancements of the Company's products, and IT and facilities expenses. The increased expenses reflect the Company's belief that continued investment in research and development is a critical factor in maintaining its competitive position. As such, the Company will continue to aggressively invest in the development of new products and continue to enhance its existing products. The Company currently anticipates that research and development expenses may continue to increase in absolute dollars, but are likely to remain relatively constant as a percentage of total revenues.

        Sales and marketing expenses. Sales and marketing expenses increased to $23.8 million for the quarter ended January 27, 2001, compared with $6.2 million for the quarter ended January 29, 2000. These expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales, costs associated with promotional and travel expenses, and IT and facilities expenses. The increase was primarily due to the hiring of additional sales and marketing personnel and increased direct selling expenses associated with increased revenues. The Company believes that continued investment in sales and marketing is critical to the success of its strategy to expand relationships with its OEM customers, to expand its presence in the system integration channel, and to maintaining its leadership position in the SAN market. In addition, the Company is currently expanding international sales activities to various countries in Europe, the Middle East, Africa, and Asia Pacific. As such, the Company anticipates sales and marketing expenses will continue to increase in absolute dollars, but are likely to remain relatively constant as a percentage of total revenues.

        General and administrative expenses. General and administrative expenses increased to $4.4 million for the quarter ended January 27, 2001, compared with $2.0 million for the quarter ended January 29, 2000. General and administrative expenses consist primarily of salaries and related expenses for executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, other corporate expenses, and IT and facilities expenses. The increase was primarily due to additional headcount and other expenses necessary to manage and support increased levels of business activity. The Company anticipates general and administrative expenses to increase in absolute dollars, but are likely to remain relatively constant as a percentage of total revenues.

        Amortization of deferred compensation. The Company recorded amortization of deferred compensation of $0.3 million for both the quarters ended January 27, 2001, and January 29, 2000. At January 27, 2001, unamortized deferred stock compensation was approximately $2.0 million.

        Interest income, net. Net interest income increased to $2.1 million for the quarter ended January 27, 2001, compared with $1.2 million for the quarter ended January 29, 2000. The increase was primarily the result of additional investment income on increased investment balances.

        Provision for income taxes. The Company's effective tax rate for the quarter ended January 27, 2001 was 30 percent compared with 21 percent for the quarter ended January 29, 2000. The Company's future effective tax rates could be adversely affected by lower than anticipated international earnings or by unfavorable changes in tax laws and regulations.

LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents, and short-term investments were $211.0 million at January 27, 2001, an increase of $56.0 million from October 28, 2000. For the quarter ended January 27, 2001, the Company generated $52.9 million in cash from operating activities, primarily from net income and an increase in accounts payable, partially offset by an increase in accounts receivable. These increases were the result of increased business activity experienced in the first quarter of fiscal 2001. Cash generated from operations also increased as a result of income tax benefits related to employee stock option transactions partially offset by an increase in deferred tax assets. At January 27, 2001, the Company had $163.7 million in deferred tax assets, which it believes will be realizable through profitable operations in future periods.

        Net cash used in investing activities totaled $30.5 million for the quarter ended January 27, 2001. Net cash used in investing activities resulted from $26.1 million invested in property and equipment and $6.4 million invested in minority equity investments, partially offset by net maturities of short-term investments of $2.0 million.

        Net cash provided by financing activities totaled $34.5 million for the quarter ended January 27, 2001 and was primarily the result of proceeds from the issuance of common stock related to participation in employee stock plans.

        The Company has a manufacturing agreement with Solectron Corporation under which the Company provides to Solectron a twelve-month product forecast and places purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to the Company's customers. Although the Company's purchase orders placed with Solectron are cancelable, the terms of the agreement would require the Company to purchase from Solectron all material inventory not returnable or usable by other Solectron customers. At January 27, 2001, the Company's commitment to Solectron for such material inventory was approximately $29.5 million, which the Company expects to utilize during future normal ongoing operations. The Company has established reserves for portions of such material that it believes may not be realizable during future normal ongoing operations.

        The Company purchases several key components used in the manufacture of its products. At January 27, 2001, the Company had non-cancelable purchase commitments for various such components totaling approximately $27.1 million, which the Company expects to utilize during future normal ongoing operations. The Company has established reserves for portions of such components that it believes may not be realizable during future normal ongoing operations.

        In December 2000, the Company entered into an agreement to lease additional office, laboratory, and administrative space in San Jose, California. The lease expires November 30, 2013, and represents a commitment of approximately $11.6 million per year. The Company intends to occupy the space in December 2001 and sub-lease any excess space, if possible, to offset the rental expense. In connection with this lease agreement, the Company signed an unconditional, irrevocable letter of credit for $10.4 million as security for the lease.

        The Company believes that its existing cash, cash equivalents, short-term investments, and cash expected to be generated from future operations will be sufficient to meet capital requirements at least through the next 12 months, although the Company could be required, or could elect, to seek additional funding prior to that time. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and the expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products. There can be no assurances that additional equity or debt financing, if required, will be available on acceptable terms or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management does not expect the adoption of SAB 101 to have a material impact on the Company's financial position or results of operations. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001.

RISK FACTORS

        Set forth below and elsewhere in this Quarterly Report and in other documents the Company files with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report.


THE COMPANY'S QUARTERLY REVENUES AND OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS FOR A NUMBER OF REASONS WHICH COULD ADVERSELY AFFECT THE TRADING PRICE OF ITS STOCK

        The Company's quarterly revenues and operating results may vary significantly in the future due to a number of factors, any of which may cause its stock price to fluctuate. The primary factors that may impact the predictability of quarterly results include the following:

        - changes in general economic conditions and specific economic conditions in the computer, storage, and networking industries, specifically, recent economic uncertainty has resulted in a general reduction in information technology spending. The impact and duration of these conditions is not presently determinable and may result in the Company's inability to maintain historical rates of growth, if any;

        - the timing of customer orders and product implementations, particularly large orders from and product implementations of our OEM customers;

        -   announcements and new product introductions by competitors;

        - deferrals of customer orders in anticipation of new products, services or product enhancements introduced by the Company or its competitors;

        - the Company's ability to obtain sufficient supplies of sole or limited sourced components, including ASICs, GBICs, and power supplies;

        - increases in prices of components used in the manufacture of the Company's products;

        - the Company's ability to attain and maintain production volumes and quality levels; and

        - variations in the mix of the Company's switches sold and the mix of distribution channels through which they are sold.

        Accordingly, the results of any prior periods should not be relied upon as an indication of future performance. It is likely that in some future period, the Company's operating results may be below expectations of public market analysts or investors. If this occurs, the Company's stock price may drop.

FAILURE TO MANAGE EXPANSION EFFECTIVELY COULD SERIOUSLY HARM THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND PROSPECTS

        The Company's ability to successfully implement its business plan, develop and offer products, and manage expansion in a rapidly evolving market requires a comprehensive and effective planning and management process. The Company continues to increase the scope of its operations domestically and internationally, and has grown headcount substantially. In addition, the Company plans to continue to hire a significant number of employees in the foreseeable future. The growth in business, headcount, and relationships with customers and other third parties has placed, and will continue to place, a significant strain on management systems and resources. The Company's failure to continue to improve upon its operational, managerial, and financial controls, reporting systems, and procedures, and/or the Company's failure to continue to expand, train, and manage its work force worldwide, could have a material adverse affect on its business and financial results.

THE COMPANY'S SUCCESS DEPENDS ON ITS ABILITY TO DEVELOP NEW AND ENHANCED PRODUCTS THAT ACHIEVE WIDESPREAD MARKET ACCEPTANCE

        The Company currently derives substantially all of its revenues from sales of its SilkWorm family of products. The Company expects that revenue from this product family will continue to account for a substantial portion of revenues for the foreseeable future. Therefore, widespread market acceptance of these products is critical to the Company's future success. Some of its products have been only recently introduced and therefore, the demand and market acceptance of these products is uncertain. Factors that may affect the market acceptance of the Company's products include the performance, price and total cost of ownership of those products, the availability and price of competing products and technologies, and the success and development of the Company's OEMs and system integrators. Many of these factors are beyond the Company's control.

        The Company's future success depends upon its ability to address the rapidly changing needs of its customers by developing and introducing high-quality, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. The Company expects to launch new products and upgrades to its existing products during fiscal 2001 and the Company's future revenue growth will be dependent on the success of these new products. The Company has in the past experienced delays in product development and such delays may occur in the future. In addition, as new or enhanced products are introduced, the Company will have to successfully manage the transition from older products in order to minimize disruption in customers' ordering patterns, avoid excessive levels of older product inventories, and ensure that enough supplies of new products can be delivered to meet customers' demands. The Company's failure to develop and successfully introduce new products and product enhancements could adversely affect its business and financial results.

FAILURE TO ADEQUATELY ANTICIPATE FUTURE END-USER PRODUCT NEEDS AND FAILURE TO FORECAST END-USER DEMAND COULD NEGATIVELY IMPACT THE DEMAND FOR THE COMPANY'S PRODUCTS AND REDUCE ITS REVENUES

        The Company sells and markets its products through OEM partners, system integrators, and resellers. As a result, the Company's direct contact with the end-users of its products is often limited. Although the Company makes every effort to communicate with, understand, and anticipate the current and future needs of the end-users of its products, to a large extent the Company relies on its OEM partners, system integrators, resellers, and service providers for visibility into those end-user requirements. The Company's failure to adequately assess and anticipate future end-user needs could negatively impact the demand for its products and reduce its revenues.

        Similarly, the Company has limited ability to forecast the demand for its products. In preparing sales and demand forecasts, the Company largely relies on input from its OEM partners, system integrators, resellers, and service providers. If the Company fails to effectively communicate with its customers about end-user demand or other time sensitive information, sales and demand forecasts may not reflect the most accurate, up-to-date information. Because the Company makes certain business decisions based on its sales and demand forecasts, should these forecasts not materialize, the Company's business and financial results could be negatively impacted.

THE COMPANY PLANS TO INCREASE ITS INTERNATIONAL SALES ACTIVITIES SIGNIFICANTLY, WHICH WILL SUBJECT IT TO ADDITIONAL BUSINESS RISKS

        The Company plans to expand its international sales activities significantly. Expansion of international operations will involve inherent risks that the Company may not be able to control, including:

        -   supporting multiple languages;

        - recruiting sales and technical support personnel with the skills to support the Company's products;

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

        -   reduced or limited protections of intellectual property rights; and

        -   political and economic instability.

        To date, none of the Company's international revenues and costs has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and thus less competitive in foreign markets. A portion of the Company's international revenues may be denominated in foreign currencies in the future, including the Euro, which will subject the Company to risks associated with fluctuations in those foreign currencies. Additionally, the Company receives significant tax benefits from sales to its international customers. These benefits are contingent upon existing tax regulations in both the United States and in the respective countries in which the Company's international customers are located. Future changes in domestic or international tax regulations could affect the continued realizability of the tax benefits the Company is currently receiving and expects to receive from sales to its international customers.

THE COMPANY DEPENDS ON OEM CUSTOMERS AND THE LOSS OF ANY OF THEM COULD SIGNIFICANTLY REDUCE REVENUES

        Although the Company's customer base has increased substantially, the Company still depends on large, recurring purchases from certain OEM customers. The Company's agreements with its OEM customers are typically cancelable, non-exclusive, and have no minimum purchase requirements. The Company anticipates that its revenues and operating results will continue to depend on sales to a relatively small number of customers. Therefore, the loss of any significant customer, or a significant reduction in sales to any significant customer, could significantly reduce the Company's revenues.

FAILURE TO EXPAND DISTRIBUTION CHANNELS AND MANAGE DISTRIBUTION RELATIONSHIPS COULD SIGNIFICANTLY REDUCE THE COMPANY'S REVENUES

        The Company's success will depend on its continuing ability to develop and manage relationships with significant OEMs, system integrators and resellers, as well as on the sales efforts and success of these customers. The Company's OEM customers may evaluate its products for up to a year before they begin to market and sell them and assisting these customers through the evaluation process may require significant sales, marketing, and management efforts on the part of the Company, particularly if the Company's products are being qualified with multiple customers at the same time. In addition, once the Company's products have been qualified, the Company's customer agreements have no minimum purchase commitments. The Company cannot provide assurance that it will be able to maintain or expand its distribution channels, manage distribution relationships successfully or that its customers will market its products effectively. The Company's failure to manage successfully its distribution relationships or the failure of its customers to sell its products could reduce the Company's revenues.

THE LOSS OF SOLECTRON CORPORATION, THE COMPANY'S SOLE MANUFACTURER, OR THE FAILURE TO FORECAST ACCURATELY DEMAND FOR THE COMPANY'S PRODUCTS OR MANAGE SUCCESSFULLY THE COMPANY'S RELATIONSHIP WITH SOLECTRON, COULD NEGATIVELY IMPACT THE COMPANY'S ABILITY TO MANUFACTURE AND SELL ITS PRODUCTS

        The Company depends on Solectron, a third party manufacturer for numerous companies, to manufacture all of its products at Solectron's Milpitas, California facilities. If the Company should fail to effectively manage its relationship with Solectron, or if Solectron experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, the Company's ability to ship products to its customers could be delayed and its competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. If the Company is required or chooses to change contract manufacturers, it may lose revenue and damage its customer relationships.

        The Company has entered into a manufacturing agreement with Solectron under which the Company provides to Solectron a twelve-month product forecast and places purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to the Company's customers. Although the Company's purchase orders placed with Solectron are cancelable, the terms of the agreement would require the Company to purchase from Solectron all material inventory not returnable or usable by other Solectron customers. Accordingly, if the Company inaccurately forecasts demand for its products, the Company may be unable to obtain adequate manufacturing capacity from Solectron to meet customers' delivery requirements or the Company may accumulate excess inventories.

        Recently, California has been experiencing a shortage of electric power supply that has resulted in intermittent loss of power in the form of rolling blackouts. While Solectron has not experienced any power failures to date that have prevented their ability to manufacture the Company's products, the continuance of blackouts may affect Solectron's ability to manufacture the Company's products and meet scheduled delivery needs.

THE COMPANY IS DEPENDENT ON SOLE SOURCE AND LIMITED SOURCE SUPPLIERS FOR CERTAIN KEY COMPONENTS INCLUDING ASICS AND POWER SUPPLIES

        With the current demand for electronic products, component shortages are possible and the predictability of the availability of such components is limited. The Company currently purchases several key components from single or limited sources. The Company purchases ASICs and chassis from a single source, and printed circuit boards, power supplies and GBICs from limited sources. In addition, the Company licenses certain software that is incorporated into the Brocade Fabric Operating System from Wind River Systems, Inc. If the Company is unable to buy these components on a timely basis, it will not be able to deliver product to customers in a timely manner. The Company uses a rolling six-month forecast based on anticipated product orders to determine component requirements. If component requirements are overestimated, the Company may have excess inventory, which would increase costs. If component requirements are underestimated, the Company may have inadequate inventory, which could interrupt the manufacturing process. In addition, lead times for materials and components vary significantly and depend on factors such as the specific supplier, contract terms, and demand for a component at a given time. The Company also may experience shortages of certain components from time to time, which also could delay manufacturing.

INCREASED MARKET COMPETITION MAY LEAD TO REDUCED SALES OF THE COMPANY'S PRODUCTS, REDUCED PROFITS AND REDUCED MARKET SHARE

        The markets for the Company's SAN switching products are competitive, and are likely to become even more competitive. Increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share or the failure of the Company's products to achieve or maintain market acceptance. The Company's products face competition from multiple sources and the Company may not be able to compete successfully against current and future competitors. Furthermore, as the SAN market evolves, non-Fibre Channel based products may become available to interconnect servers and storage. To the extent that these products provide the ability to network servers and storage and support high-performance, block-data storage applications, they may compete with the Company's current and future products. These products may include, but are not limited to, non-Fibre Channel based emerging products based on Gigabit Ethernet, 10-Gigabit Ethernet, and Infiniband.

THE PRICES OF THE COMPANY'S PRODUCTS MAY DECLINE WHICH WOULD REDUCE REVENUES AND GROSS MARGINS

        To date the Company has not experienced material reductions in its average unit selling prices, except for planned price reductions relating to the introductions of new product. The average unit prices of the Company's products may decrease in the future in response to changes in product mix, competitive pricing pressures, increased sales discounts, new product introductions by the Company or the Company's competitors, or other factors. If the Company is unable to offset these factors by increasing sales volumes, revenues will decline. In addition, to maintain its gross margins, the Company must develop and introduce new products and product enhancements, and must continue to reduce the manufacturing cost of its products.

UNDETECTED SOFTWARE OR HARDWARE ERRORS COULD INCREASE THE COMPANY'S COSTS AND REDUCE REVENUES

        Networking products frequently contain undetected software or hardware errors when first introduced or as new versions are released. The Company's products are complex and errors may be found from time to time in its new or enhanced products. In addition, the Company's products are combined with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause the Company to incur significant warranty and repair costs, divert the attention of engineering personnel from the Company's product development efforts and cause significant customer relations problems. Moreover, the occurrence of hardware and software errors, whether caused by the Company or another vendor's SAN products, could delay or prevent the development of the SAN market.

THE COMPANY MAY NOT BE ABLE TO MAINTAIN PROFITABILITY

        Although the Company has been profitable since the third quarter of fiscal 1999, the Company cannot be certain that it will be able to maintain profitability in the future. The Company expects to incur significant costs and expenses for product development, sales and marketing, customer support, facilities expansion, and expansion of corporate infrastructure. The Company makes such investment decisions based upon anticipated revenues and margins. Failure of these anticipated revenues and margins to materialize could impact the Company's ability to remain profitable. As a result, the Company will need to grow its revenues and realize expected margins to maintain profitability.

        In addition, the Company has a limited operating history. Therefore, it is difficult to forecast future operating results based on historical results. The Company plans its operating expenses based in part on future revenue projections. The Company's ability to accurately forecast quarterly revenue is limited for the reasons discussed above in "The Company's Quarterly Revenues and Operating Results May Fluctuate in Future Periods for a Number of Reasons Which Could Adversely Affect the Trading Price of Its Stock." Moreover, most of the Company's expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, the Company may not be able to decrease its spending to offset any unexpected shortfall in revenues. If this were to occur, the Company could incur losses and its operating results would be below its expectations and those of investors and market analysts.

IF THE COMPANY LOSES KEY PERSONNEL OR IS UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL, THE COMPANY MAY NOT CONTINUE TO BE SUCCESSFUL

        The Company's success depends to a significant degree upon the continued contributions of key management, engineering, and sales and marketing personnel, many of whom would be difficult to replace. The Company does not have employment contracts with, or key person life insurance on, any of its key personnel. The Company also believes that its success depends to a significant extent on the ability of management to operate effectively, both individually and as a group.

        The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled managerial, engineering, sales and marketing, finance, and operations personnel. Competition for these personnel is intense, especially in the San Francisco Bay Area. In particular, the Company has experienced difficulty in hiring qualified ASIC, software, system and test, and customer support engineers and there can be no assurance that future efforts will be successful in attracting and retaining these individuals. The loss of the services of any of the Company's key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of and negatively impact the Company's ability to sell its products. In addition, companies in the computer storage and server industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. The Company cannot provide assurance that such claims will not be received in the future as it seeks to hire qualified personnel, or that such claims will not result in material litigation. The Company could incur substantial costs in defending against these claims, regardless of their merits.

THE COMPANY MAY BE UNABLE TO PROTECT ITS INTELLECTUAL PROPERTY WHICH WOULD NEGATIVELY AFFECT ITS ABILITY TO COMPETE

        The Company relies on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect its intellectual property rights. The Company also enters into confidentiality or license agreements with its employees, consultants, and corporate partners, and controls access to and distribution of its software, documentation, and other proprietary information. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use the Company's products or technology.

Monitoring unauthorized use of the Company's products is difficult and the Company cannot be certain that the steps it takes to prevent unauthorized use of its technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States, will be effective.

OTHERS MAY BRING INFRINGEMENT CLAIMS AGAINST THE COMPANY WHICH COULD BE TIME-CONSUMING AND EXPENSIVE TO DEFEND

        In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. The Company has previously been the subject of a lawsuit alleging infringement of intellectual property rights. Although this dispute was resolved and the lawsuit dismissed, and the Company is not currently involved in any other intellectual property litigation, the Company may be a party to litigation in the future to protect its intellectual property or as a result of an alleged infringement of others' intellectual property. These claims and any resulting lawsuit could subject the Company to significant liability for damages and invalidation of proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force the Company to do one or more of the following:

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

        If the Company is forced to take any of the foregoing actions, the Company may be unable to manufacture, use, sell, import and/or export its products, which would reduce revenues.

THE COMPANY MAY ENGAGE IN FUTURE ACQUISITIONS THAT DILUTE ITS STOCKHOLDERS AND CAUSE THE COMPANY TO INCUR DEBT OR ASSUME CONTINGENT LIABILITIES

        As part of its strategy, the Company expects to review opportunities to buy other businesses or technologies that would complement its current products, expand the breadth of its markets or enhance its technical capabilities, or that may otherwise offer growth opportunities. While the Company has no current agreements or negotiations underway, the Company may buy businesses, products or technologies in the future. In the event of any future purchases, the Company could:

        - issue stock that would dilute the Company's current stockholders' percentage ownership;

        -   incur debt; or

        -   assume liabilities.

        These purchases also involve numerous risks, including:

        - problems combining the purchased operations, technologies or products;

        -   unanticipated costs;

        - diversion of management's attention from the Company's core business;

        - adverse effects on existing business relationships with suppliers and customers;

        - risks associated with entering markets in which the Company has no or limited prior experience; and

        -   potential loss of key employees of acquired organizations.

        The Company cannot provide assurance that it will be able to successfully integrate any businesses, products, technologies or personnel that it might acquire in the future.

THE COMPANY'S PRODUCTS MUST COMPLY WITH EVOLVING INDUSTRY STANDARDS AND GOVERNMENT REGULATIONS

        Industry standards for SAN products are continuing to emerge, evolve, and achieve acceptance. To remain competitive, The Company must continue to introduce new products and product enhancements that meet these industry standards. All components of the SAN must utilize the same standards in order to operate together. The Company's products comprise only a part of the entire SAN and the Company depends on the companies that provide other components of the SAN, many of whom are significantly larger than the Company, to support the industry standards as they evolve. The failure of these providers to support these industry standards could adversely affect the market acceptance of the Company's products. In addition, in the United States, the Company's products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that the Company develops will also be required to comply with standards established by authorities in various countries. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals or certificates could materially harm the Company's business.

PROVISIONS IN THE COMPANY'S CHARTER DOCUMENTS, CUSTOMER AGREEMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL OF THE COMPANY AND MAY REDUCE THE MARKET PRICE OF THE COMPANY'S COMMON STOCK

        Provisions of the Company's certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

        - authorizing the issuance of preferred stock without stockholder approval;

        -   general economic conditions;

        - providing for a classified board of directors with staggered, three-year terms;

        -   prohibiting cumulative voting in the election of directors;

        - requiring super-majority voting to effect certain amendments to the Company's certificate of incorporation and bylaws;

        -   limiting the persons who may call special meetings of stockholders;
            and

        -   prohibiting stockholder actions by written consent.

        Certain provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with the Company. Further, the Company's agreements with certain of its customers require the Company to give prior notice of a change of control of the Company and grant certain manufacturing rights following the change of control.

THE COMPANY EXPECTS TO EXPERIENCE VOLATILITY IN ITS STOCK PRICE WHICH COULD NEGATIVELY AFFECT YOUR INVESTMENT.

        The market price of the Company's common stock may fluctuate significantly in response to the following factors, some of which are beyond the Company's control:

        - actual or anticipated fluctuations in the Company's operating results;

        -   changes in financial estimates by securities analysts;

        -   changes in market valuations of other technology companies;

        - announcements by the Company or the Company's competitors of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

        -   losses of major OEM customers;

        -   additions or departures of key personnel; and

        -   sales of common stock in the future.

        In addition, the stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause the Company's stock price to fall regardless of performance.

THE COMPANY'S BUSINESS MAY BE HARMED BY CLASS ACTION LITIGATION DUE TO STOCK PRICE VOLATILITY

        In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. The Company may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS

        The Company's operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond the Company's control. A substantial portion of the Company's facilities, including the Company's corporate headquarters, is located near major earthquake faults and the Company neither carries earthquake insurance nor self-insures for earthquake-related losses. The Company's facilities in the State of California are currently subject to rolling electrical blackouts resulting from shortages of available electrical power. Should these blackouts continue or increase in severity, they could disrupt the operations of the Company's affected facilities. The Company carries business interruption insurance to mitigate the impact of potential business interruptions, however, should a business interruption occur, the Company's business could be seriously harmed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        The Company is exposed to market risk related to changes in interest rates and equity security prices.

INTEREST RATE RISK

        The Company's exposure to market risk due to changes in the general level of U.S. interest rates relates primarily to its cash equivalents and short-term investments portfolio. The primary objective of the Company's investment activities is the preservation of principal while maximizing investment income and minimizing risk. As such, short-term investments consist of U.S. Treasury and Federal Agency debt securities with original maturity dates between three months and one year. Due to the nature of its short-term investments, the Company believes that market risk due to changes in interest rates is not material.

        The following table (in thousands) presents the Company's cash equivalents and short-term investments subject to interest rate risk and their related weighted average interest rates at January 27, 2001. Carrying value approximates fair value.

                                                AVERAGE
                                 AMOUNT       INTEREST RATE
                               ----------     ------------
Cash and cash equivalents      $   84,198            3.77%
Short-term investments            126,817            5.84%
                               ----------      ----------
         Total                 $  211,015            5.02%
                               ==========      ==========

EQUITY SECURITY PRICE RISK

        The Company's exposure to market risk due to equity security price fluctuations primarily relates to investments in marketable equity securities. These investments are generally in companies in the volatile high-technology sector and the Company does not attempt to reduce or eliminate the market exposure on these securities. A 20 percent adverse change in equity prices would result in a decrease of approximately $6.2 million in the fair value of marketable equity securities at January 27, 2001.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS.

        10.1 Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000.

        10.2 Third Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 22, 2001.

        (b) REPORTS ON FORM 8-K.

        None.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Brocade Communications Systems, Inc.


Date:  March 13, 2001                    By:  /s/  MICHAEL J. BYRD
                                              ----------------------------------
                                              Michael J. Byrd
                                              Vice President and
                                              Chief Financial Officer

                                  Exhibit Index
                                  -------------


        10.1 Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000.

        10.2 Third Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 22, 2001.