Form 10-Q
period 2001-04-28
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2001-06-12
CIK 1009626

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 28, 2001

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from __________ to __________

                        Commission file number: 000-25601

                                 --------------

                      BROCADE COMMUNICATIONS SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                     77-0409517
(State or other jurisdiction of            (I.R.S. employer identification no.)
        incorporation)

                                 --------------

                              1745 TECHNOLOGY DRIVE
                               SAN JOSE, CA 95110
                                 (408) 487-8000
                  (Address, including zip code, of Registrant's
                    principal executive offices and telephone
                          number, including area code)

                                 --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

The number of shares outstanding of the Registrant's Common Stock on May 25, 2001 was 228,041,855 shares.


                                                             Page 1 of 20 pages.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                                    FORM 10-Q

                          QUARTER ENDED APRIL 28, 2001


                                      INDEX

                                                                             PAGE
                                                                             ----
PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Statements of Operations for the three and six
            months ended April 28, 2001 and April 29, 2000                     3

            Condensed Balance Sheets as of April 28, 2001 and October 28,
            2000                                                               4

            Condensed Statements of Cash Flows for the six months ended
            April 28, 2001 and April 29, 2000                                  5

            Notes to Condensed Financial Statements                            6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          9

Item 3.     Quantitative and Qualitative Disclosures About Market Risks       19

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                 19

Item 4.     Submission of Matters to a Vote of Security Holders               20

Item 6.     Exhibits and Reports on Form 8-K                                  20

SIGNATURES                                                                    20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                         -------------------------       -------------------------
                                                         APRIL 28,       APRIL 29,       APRIL 28,       APRIL 29,
                                                           2001            2000            2001            2000
                                                         ---------       ---------       ---------       ---------
Net revenues                                             $115,206        $ 62,053        $280,230        $104,793
Cost of revenues                                           46,073          26,053         112,127          46,137
                                                         --------        --------        --------        --------
    Gross margin                                           69,133          36,000         168,103          58,656
                                                         --------        --------        --------        --------
Operating expenses:
  Research and development                                 28,391           9,666          54,533          15,694
  Sales and marketing                                      23,202           8,311          47,033          14,558
  General and administrative                                4,606           2,080           8,986           4,116
  Amortization of deferred compensation                       280             280             560             560
                                                         --------        --------        --------        --------
    Total operating expenses                               56,479          20,337         111,112          34,928
                                                         --------        --------        --------        --------
Income from operations                                     12,654          15,663          56,991          23,728
  Interest and other income, net                            4,462           1,193           6,556           2,378
                                                         --------        --------        --------        --------
Income before provision for income taxes                   17,116          16,856          63,547          26,106
Provision for income taxes                                  5,135           3,540          19,064           5,482
                                                         --------        --------        --------        --------
Net income                                               $ 11,981        $ 13,316        $ 44,483        $ 20,624
                                                         ========        ========        ========        ========
Net income per share -- Basic                            $   0.05        $   0.06        $   0.20        $   0.10
                                                         ========        ========        ========        ========
Net income per share -- Diluted                          $   0.05        $   0.06        $   0.18        $   0.09
                                                         ========        ========        ========        ========
Shares used in per share calculation -- Basic             219,865         205,982         217,997         204,032
                                                         ========        ========        ========        ========
Shares used in per share calculation -- Diluted           238,740         241,860         243,298         238,698
                                                         ========        ========        ========        ========

               The accompanying notes are an integral part of these condensed financial statements.

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                     APRIL 28,        OCTOBER 28,
                                                                                        2001              2000
                                                                                    -----------       -----------
                                                                                    (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                          $ 103,099         $  27,265
  Short-term investments                                                               114,046           127,774
                                                                                     ---------         ---------
      Total cash, cash equivalents and short-term investments                          217,145           155,039
  Marketable equity securities                                                           1,118            49,251
  Accounts receivable, net of allowances for doubtful accounts
    of $3,501 and $2,970, respectively                                                  73,060            72,242
  Inventories, net                                                                       8,370             1,361
  Prepaid expenses and other current assets                                             10,429             5,462
                                                                                     ---------         ---------
      Total current assets                                                             310,122           283,355
  Property and equipment, net                                                           75,056            38,769
  Deferred tax assets                                                                  205,406           130,250
  Non-marketable equity investments and other assets                                    16,287             2,805
                                                                                     ---------         ---------
      Total assets                                                                   $ 606,871         $ 455,179
                                                                                     =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                   $  41,190         $  23,958
  Accrued employee compensation                                                          8,474            23,363
  Deferred revenue                                                                       5,679             2,056
  Other accrued liabilities                                                             27,293            14,925
                                                                                     ---------         ---------
      Total current liabilities                                                         82,636            64,302

Commitments and contingencies (Note 4)

Stockholders' equity:
  Preferred stock, $0.001 par value 5,000 shares authorized, no shares
    outstanding                                                                             --                --
  Common stock, $0.001 par value, 800,000 shares authorized:
    Issued and outstanding: 226,894 and 222,559 shares at April 28, 2001 and
      October 28, 2000, respectively                                                       227               223
  Additional paid-in capital                                                           437,865           306,868
  Deferred stock compensation                                                           (1,760)           (2,320)
  Accumulated other comprehensive income                                                 1,834            44,520
  Accumulated earnings                                                                  86,069            41,586
                                                                                     ---------         ---------
      Total stockholders' equity                                                       524,235           390,877
                                                                                     ---------         ---------
      Total liabilities and stockholders' equity                                     $ 606,871         $ 455,179
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

                      BROCADE COMMUNICATIONS SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                     ---------------------------
                                                                                     APRIL 28,         APRIL 29,
                                                                                        2001              2000
                                                                                     ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $  44,483         $  20,624
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Tax benefits from employee stock option transactions                                88,097                --
    Deferred taxes                                                                     (75,156)               --
    Depreciation, amortization and write-offs of property and equipment                  6,692             2,740
    Gain on sale of marketable equity securities                                        (5,728)               --
    Write down of non-marketable equity investments                                      3,500             4,001
    Provision for doubtful accounts receivable                                             619               822
    Non-cash compensation expense                                                          560               560
    Changes in assets and liabilities:
      Accounts receivable                                                               (1,437)          (18,575)
      Inventories                                                                       (7,009)              504
      Prepaid expenses and other current assets                                         (4,967)             (298)
      Accounts payable                                                                  17,232            11,019
      Accrued employee compensation                                                    (14,889)            4,780
      Deferred revenue                                                                   3,623               834
      Other accrued liabilities                                                         12,368             9,539
                                                                                     ---------         ---------
        Net cash provided by operating activities                                       67,988            36,550
                                                                                     ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                  (42,979)           (8,139)
  Purchases of short-term investments                                                  (16,194)          (39,394)
  Proceeds from maturities of short-term investments                                    30,369            19,493
  Proceeds from sale of marketable equity securities                                    10,728                --
  Purchases of non-marketable equity investments                                       (16,982)           (9,000)
                                                                                     ---------         ---------
        Net cash used in investing activities                                          (35,058)          (37,040)
                                                                                     ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                                            42,904             2,813
                                                                                     ---------         ---------
        Net cash provided by financing activities                                       42,904             2,813
                                                                                     ---------         ---------

Net increase in cash and cash equivalents                                               75,834             2,323
Cash and cash equivalents, beginning of period                                          27,265            25,536
                                                                                     ---------         ---------
Cash and cash equivalents, end of period                                             $ 103,099         $  27,859
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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The accompanying financial data as of April 28, 2001, and for the three and six-month periods ended April 28, 2001 and April 29, 2000, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 28, 2000 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

      In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of April 28, 2001, results of operations for the three and six-month periods ended April 28, 2001 and April 29, 2000, and cash flows for the six-month periods ended April 28, 2001 and April 29, 2000, have been made. The results of operations for the three and six-month periods ended April 28, 2001 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Computation of Net Income per Share

      Basic net income per share is computed using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed using the weighted-average number of common shares and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasure stock method.

Impairment of Long-lived Assets

      Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss for long-lived assets is based on the fair value of the asset and is reported at the lower of carrying amount or fair value less any costs to sell. During the quarters ended April 28, 2001, and April 29, 2000, the Company recognized impairments totaling $3.5 million and $3.0 million, respectively, related to other than temporary declines in the carrying value of the Company's non-marketable equity investments that have been accounted for under the cost method.

Stock Splits

      On November 29, 2000, the Board of Directors of Brocade approved a two-for-one stock split of the Company's Common Stock. The stock began trading on a split-adjusted basis on December 22, 2000. All references in the accompanying financial statements and notes thereto to earnings per share and the number of common shares have been retroactively restated to reflect the Common Stock split.

Comprehensive Income

      The components of comprehensive income (loss), net of tax, are as follows (in thousands):

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            ------------------------      ------------------------
                                                            APRIL 28,      APRIL 29,      APRIL 28,      APRIL 29,
                                                              2001           2000           2001           2000
                                                            ---------      ---------      ---------      ---------
Net income                                                  $ 11,981       $ 13,316       $ 44,483       $ 20,624
                                                            --------       --------       --------       --------
Other comprehensive income (loss):
  Change in net unrealized gains on marketable equity
    securities and short-term investments                    (17,828)            (5)       (29,880)           (95)
  Reclassification adjustment for net unrealized gains
    previously included in net income                          4,010             --          4,010             --
                                                            --------       --------       --------       --------
Total comprehensive income (loss)                           $ (1,837)      $ 13,311       $ 18,613       $ 20,529
                                                            ========       ========       ========       ========

Interest and Other Income, net

      Interest and other income for the quarter ended April 28, 2001, and for the six-month period ended April 28, 2001, includes gains of $5.7 million from the sale of marketable equity securities and write-downs of $3.5 million related to other than temporary declines in the carrying value of the Company's non-marketable equity investments.

Derivatives

      In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (referred to hereafter as SFAS 133). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133, as amended, requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of SFAS 133 did not have a material impact on the Company's operations or financial position. As of April 28, 2001, the Company did not hold any derivative instruments.

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

3.    BALANCE SHEET DETAIL

      Inventories, net consisted of the following (in thousands):

                                                        APRIL 28,     OCTOBER 28,
                                                          2001           2000
                                                        ---------     -----------
            Raw materials                               $  1,924       $    352
            Work-in-process                                   --              2
            Finished goods                                 6,446          1,007
                                                        --------       --------
                Total                                   $  8,370       $  1,361
                                                        ========       ========

      Prepaid expenses and other current assets consisted of the following (in thousands):

                                                        APRIL 28,     OCTOBER 28,
                                                          2001           2000
                                                        ---------     -----------
            Employee and other receivables              $  6,376       $  2,902
            Prepaid expenses, deposits, and other          4,053          2,560
                                                        --------       --------
                Total                                   $ 10,429       $  5,462
                                                        ========       ========

      Property and equipment, net consisted of the following (in thousands):

                                                        APRIL 28,     OCTOBER 28,
                                                          2001           2000
                                                        ---------     -----------
            Computers and equipment                     $ 75,142       $ 37,449
            Furniture and fixtures                         2,774          2,006
            Leasehold improvements                        12,721          8,517
                                                        --------       --------
                                                          90,637         47,972
            Less: accumulated depreciation and
              amortization                               (15,581)        (9,203)
                                                        --------       --------
                Total                                   $ 75,056       $ 38,769
                                                        ========       ========

      Other accrued liabilities consisted of the following (in thousands):

                                                        APRIL 28,     OCTOBER 28,
                                                          2001           2000
                                                        ---------     -----------
            Accrued warranty                            $  4,815       $  4,815
            Purchase commitments                           5,983          1,572
            Income taxes payable                           8,279          2,290
            Other                                          8,216          6,248
                                                        --------       --------
                Total                                   $ 27,293       $ 14,925
                                                        ========       ========

4.    COMMITMENTS AND CONTINGENCIES

      The Company has a manufacturing agreement with Solectron Corporation under which the Company provides to Solectron a twelve-month product forecast and places purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to the Company's customers. Although the Company's purchase orders placed with Solectron are cancelable, the terms of the agreement would require the Company to purchase from Solectron all material inventory not returnable or usable by other Solectron customers. At April 28, 2001, the Company's commitment to Solectron for such material was approximately $69.2 million, which the Company expects to utilize during future normal ongoing operations. The Company has established reserves for portions of such material that it believes may not be realizable during future normal ongoing operations.

      Independently of Solectron, the Company purchases several key components used in the manufacture of its products. At April 28, 2001, the Company had non-cancelable purchase commitments for various components totaling approximately $20.2 million, which the Company expects to utilize during future normal ongoing operations. The Company has established reserves for portions of such components that it believes may not be realizable during future normal ongoing operations.

5.    NET INCOME PER SHARE

      The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share data):

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          ------------------------      ------------------------
                                                          APRIL 28,      APRIL 29,      APRIL 28,      APRIL 29,
                                                             2001           2000           2001           2000
                                                          ---------      ---------      ---------      ---------
Net income                                                $  11,981      $  13,316      $  44,483      $  20,624
                                                          ---------      ---------      ---------      ---------
Basic and diluted net income per share:
   Weighted average shares of common stock outstanding      226,216        217,514        224,975        216,320
   Less: Weighted average shares subject to repurchase       (6,351)       (11,532)        (6,978)       (12,288)
                                                          ---------      ---------      ---------      ---------
Weighted average shares used in computing basic net
   income per share                                         219,865        205,982        217,997        204,032
Dilutive effect of common share equivalents                  18,875         35,878         25,301         34,666
                                                          ---------      ---------      ---------      ---------
Weighted average shares used in computing diluted
   net income per share                                     238,740        241,860        243,298        238,698
                                                          =========      =========      =========      =========
Basic net income per share                                $    0.05      $    0.06      $    0.20      $    0.10
                                                          =========      =========      =========      =========
Diluted net income per share                              $    0.05      $    0.06      $    0.18      $    0.09
                                                          =========      =========      =========      =========

6.    SEGMENT INFORMATION

      The Company is organized and operates as one operating segment; the design, development, manufacturing, marketing and selling of switching solutions for SANs. The Company's Chief Executive Officer is the Chief Operating Decision Maker (CODM), as defined by SFAS 131. The CODM allocates resources and assesses the performance of the Company based on revenues and overall profitability. Revenues are attributed to geographic areas based on the location of the customer to which product is shipped. Domestic and international revenues were approximately 72 percent and 28 percent of total revenues, respectively, for both the quarter ended April 28, 2001, and the first six months of fiscal 2001. Domestic and international revenues were approximately 82 percent and 18 percent, respectively, for the quarter ended April 29, 2000, and 81 percent and 19 percent, respectively, for the first six months of fiscal 2000. Domestic revenues include sales to certain OEM customers who then distribute to their international customers. To date, service revenues have not been significant. Identifiable assets located in foreign countries were not material at April 28, 2001, and October 28, 2000.

7.    COMMON STOCK

      In February 2001, the Board of Directors approved an increase of 23 million shares of Common Stock reserved for issuance under the Company's 1999 Nonstatutory Stock Option Plan (NSO Plan). In April 2001, the Company granted employees stock options to purchase approximately 20.3 million shares of the Company's Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This report contains forward-looking statements. These forward-looking statements include predictions regarding our future:

         -  revenues;

         -  customer concentration;

         -  gross margins;

         -  research and development expenses;

         -  sales and marketing expenses;

         -  general and administrative expenses;

         -  realizability of deferred tax assets;

         - liquidity and sufficiency of existing cash and cash equivalents for near-term requirements; and

         - the effect of recent accounting pronouncements on our financial condition or results of operations.

      You can identify these and other forward-looking statements by the use of words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intend," "potential," "continue," or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

      Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the heading "Risk Factors." The following information should be read in conjunction with the condensed interim financial statements and notes thereto included in Item 1 of this

Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 26, 2001.

      All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

RESULTS OF OPERATIONS

      The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                     ---------------------   ---------------------
                                     APRIL 28,   APRIL 29,   APRIL 28,   APRIL 29,
                                       2001        2000        2001        2000
                                     ---------   ---------   ---------   ---------
Net revenues                          100.0%      100.0%      100.0%      100.0%
Cost of revenues                       40.0        42.0        40.0        44.0
                                      -----       -----       -----       -----
  Gross margin                         60.0        58.0        60.0        56.0
                                      -----       -----       -----       -----
Operating expenses:
  Research and development             24.6        15.6        19.5        15.0
  Sales and marketing                  20.1        13.4        16.8        13.9
  General and administrative            4.0         3.4         3.2         3.9
  Amortization of deferred
    compensation                        0.3         0.4         0.2         0.6
                                      -----       -----       -----       -----
    Total operating expenses           49.0        32.8        39.7        33.4
                                      -----       -----       -----       -----
Income from operations                 11.0        25.2        20.3        22.6
Interest and other income, net          3.9         1.9         2.4         2.3
                                      -----       -----       -----       -----
Income before provision for
  income taxes                         14.9        27.1        22.7        24.9
Provision for income taxes              4.5         5.7         6.8         5.2
                                      -----       -----       -----       -----
Net income                             10.4%       21.4%       15.9%       19.7%
                                      =====       =====       =====       =====

      Revenues. Our revenues are derived primarily from sales of our SilkWorm family of products. Net revenues for the quarter ended April 28, 2001 increased to $115.2 million, an increase of 86 percent compared with revenues of $62.1 million for the quarter ended April 29, 2000. Net revenues for the first six months of fiscal 2001 increased to $280.2 million, an increase of 167 percent compared with revenues of $104.8 million for the first six months of fiscal 2000. The increases reflect increased demand for SAN switching products and are the result of increased unit sales to several significant OEMs and system integrator customers, and to an expanding customer base.

      Domestic and international revenues were approximately 72 percent and 28 percent of total revenues, respectively, for both the quarter ended April 28, 2001, and the first six months of fiscal 2001. Domestic and international revenues were approximately 82 percent and 18 percent, respectively, for the quarter ended April 29, 2000, and 81 percent and 19 percent, respectively, for the first six months of fiscal 2000. International revenues primarily consisted of sales to countries in Western Europe and Asia. Domestic revenues also include sales to certain OEM customers who then distribute to their international customers.

      A significant portion of our revenues is concentrated among a relatively small number of customers. The level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, could have a material adverse impact on our financial condition and results of operations. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of customers.

      Recent economic uncertainty has resulted in a general reduction in information technology (IT) spending, including storage area networking. This reduction in IT spending has lead to a decline in our growth rates compared to historical trends, specifically a 30 percent decline in revenues for the quarter ended April 28, 2001, compared with the quarter ended January 27, 2001. We currently expect revenues for the next three months to remain consistent with revenues reported for the quarter ended April 28, 2001. Our revenues are principally derived from sales to North American customers where the reduction in IT spending has, to date, been the most profound. We are unable to predict when the spending rates for IT will return to historical rates, if at all, or the impact these reductions may have on IT spending rates in international markets.

      Gross margin. Gross margin increased to 60.0 percent of net revenues for both the quarter ended April 28, 2001, and the first six months of fiscal 2001, compared with 58.0 percent and 56.0 percent for the quarter ended April 28,

2000, and the first six months of fiscal 2000, respectively. The increases were primarily due to lower component and manufacturing costs, the allocation of fixed manufacturing costs over a greater revenue base, and an increase in the percentage of sales of higher margin products. We expect gross margins for the next three months to remain relatively consistent with those reported for the first six months of fiscal 2001.

      Research and development expenses. Research and development (R&D) expenses increased to $28.4 million for the quarter ended April 28, 2001, compared with $9.7 million for the quarter ended April 29, 2000. R&D expenses for the first six months of fiscal 2001 increased to $54.5 million, compared with $15.7 million for the first six months of fiscal 2000. R&D expenses consist primarily of salaries and related personnel expenses; fees paid to consultants and outside service providers; nonrecurring engineering charges; prototyping expenses related to the design, development, testing and enhancements of our products; and IT and facilities expenses. The increased expenses reflect our belief that continued investment in research and development is a critical factor in maintaining our competitive position. We currently anticipate that R&D expenses for the next three months will remain relatively consistent in absolute dollars with the quarter ended April 28, 2001. We expect to increase R&D expenses when and if revenue growth resumes.

      Sales and marketing expenses. Sales and marketing expenses increased to $23.2 million for the quarter ended April 28, 2001, compared with $8.3 million for the quarter ended April 29, 2000. Sales and marketing expenses for the first six months of fiscal 2001 increased to $47.0 million, compared with $14.6 million for the first six months of fiscal 2000. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses. The increases were primarily due to the hiring of additional sales and marketing personnel and increased direct selling expenses associated with increased revenues. We believe that continued investment in sales and marketing is critical to the success of our strategy to expand relationships with our OEM customers, to expand our presence in the system integration channel, and to maintain our leadership position in the SAN market. In addition, we are currently expanding international sales activities to various countries in Europe, the Middle East, Africa, and the Asia Pacific region. We currently anticipate that sales and marketing expenses for the next three months will remain relatively consistent in absolute dollars with the quarter ended April 28, 2001. We expect to increase sales and marketing expenses when and if revenue growth resumes.

      General and administrative expenses. General and administrative (G&A) expenses increased to $4.6 million for the quarter ended April 28, 2001, compared with $2.1 million for the quarter ended April 29, 2000. G&A expenses for the first six months of fiscal 2001 increased to $9.0 million, compared with $4.1 million for the first six months of fiscal 2000. G&A expenses consist primarily of salaries and related expenses for executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, other corporate expenses, and IT and facilities expenses. The increases were primarily due to additional headcount and other expenses necessary to manage and support increased levels of business activity. We currently anticipate that G&A expenses for the next three months will remain relatively consistent in absolute dollars with the quarter ended April 28, 2001. We expect to increase G&A expenses when and if revenue growth resumes.

      Amortization of deferred compensation. We recorded amortization of deferred compensation of $0.3 million for each of the quarters ended April 28, 2001, and April 29, 2000. For the first six months of each of fiscal 2001 and fiscal 2000, we recorded amortization of deferred compensation of $0.6 million. At April 28, 2001, unamortized deferred stock compensation was approximately $1.8 million.

      Interest and other income, net. Net interest and other income increased to $4.5 million for the quarter ended April 28, 2001, compared with $1.2 million for the quarter ended April 29, 2000. Net interest and other income for the first six months of fiscal 2001 increased to $6.6 million, compared with $2.4 million for the first six months of fiscal 2000. Net interest and other income for the quarter ended April 28, 2001, and for the first six months of fiscal 2001, includes net gains of $2.2 million from the sale of marketable equity securities and write-downs of non-marketable equity investments. The remaining increases were primarily the result of additional investment income on increased cash and short-term investment balances.

      Provision for income taxes. Our effective tax rate was 30 percent for the quarter ended April 28, 2001, and for the first six months of fiscal 2001. Our effective tax rate was 21 percent for the quarter ended April 29, 2000 and for the first six months of fiscal 2000. Our ability to maintain our 30 percent tax rate requires that international revenues and earnings be achieved as planned. To the extent that international revenues and earnings differ from plan, a factor largely influenced by the buying behavior of our OEM customers, or unfavorable changes in tax laws and regulations occur, our tax rate could change.

LIQUIDITY AND CAPITAL RESOURCES

      Cash, cash equivalents, and short-term investments were $217.1 million at April 28, 2001, an increase of $62.1 million from October 28, 2000. For the first six months of fiscal 2001, we generated $68.0 million in cash from operating activities, primarily from net income and increases in accounts payable and other accrued liabilities, partially offset by a decrease in accrued employee compensation. Cash from operations also resulted from income tax benefits related to employee stock option transactions partially offset by an increase in deferred tax assets. At April 28, 2001, we had $205.4 million in deferred tax assets, which we believe will be realizable through profitable operations in future periods.

      Net cash used in investing activities totaled $35.1 million for the first six months of fiscal 2001. Net cash used in investing activities was primarily the result of $43.0 million invested in property and equipment and $17.0 million invested in non-marketable equity investments, partially offset by net maturities of short-term investments of $14.2 million and proceeds from the sale of marketable equity securities of $10.7 million.

      Net cash provided by financing activities totaled $42.9 million for the first six months of fiscal 2001 and was primarily the result of proceeds from the issuance of Common Stock related to employee participation in employee stock plans.

      We have a manufacturing agreement with Solectron Corporation under which we provide to Solectron a twelve-month product forecast and place purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to our customers. Although our purchase orders placed with Solectron are cancelable, the terms of the agreement would require us to purchase from Solectron all material inventory not returnable or usable by other Solectron customers. At April 28, 2001, our commitment to Solectron for such material was approximately $69.2 million, which we expect to utilize during future normal ongoing operations. We have established reserves for portions of such material that we believe may not be realizable during future normal ongoing operations.

      Independently of Solectron, we purchase several key components used in the manufacture of our products. At April 28, 2001, we had non-cancelable purchase commitments for various components totaling approximately $20.2 million, which we expect to utilize during future normal ongoing operations. We have established reserves for portions of such components that we believe may not be realizable during future normal ongoing operations.

      Commitments to Solectron and other vendors are based on our current forecasts of revenue. To the extent that such forecasts are not achieved, our commitments and associated reserve levels may change.

      We believe that our existing cash, cash equivalents, short-term investments, and cash expected to be generated from future operations will be sufficient to meet capital requirements at least through the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and the expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. There can be no assurances that additional equity or debt financing, if required, will be available on acceptable terms or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management does not expect the adoption of SAB 101 to have a material impact on our financial position or results of operations. We are required to adopt SAB 101 in the fourth quarter of fiscal 2001.

RISK FACTORS

      Set forth below are some of the risks and uncertainties that could affect our results of operations and the market price of our Common Stock.

OUR QUARTERLY REVENUES AND OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS FOR A NUMBER OF REASONS WHICH COULD ADVERSELY AFFECT THE TRADING PRICE OF OUR STOCK

      Our quarterly revenues and operating results may vary significantly in the future due to a number of factors, any of which may cause our stock price to fluctuate. The primary factors that may impact the predictability of quarterly results include the following:

      - changes in general economic conditions and specific economic conditions in the computer, storage, and networking industries. In particular, recent economic uncertainty has resulted in a general reduction in information technology (IT) spending. This reduction in IT spending has lead to a decline in our growth rates compared to historical trends;

      - the timing of customer orders and product implementations, particularly large orders from and product implementations of our OEM customers;

      -  announcements and new product introductions by competitors;

      - deferrals of customer orders in anticipation of new products, services or product enhancements introduced by us or our competitors;

      - our ability to obtain sufficient supplies of sole or limited sourced components, including ASICs, GBICs, and power supplies;

      - increases in prices of components used in the manufacture of our products;

      - our ability to attain and maintain production volumes and quality levels; and

      - variations in the mix of our switches sold and the mix of distribution channels through which they are sold.

      Accordingly, the results of any prior periods should not be relied upon as an indication of future performance. To the extent that our operating results are below expectations of market analysts or investors our stock price may decline.

OUR REVENUES MAY BE IMPACTED BY CHANGES IN INFORMATION TECHNOLOGY SPENDING
LEVELS

      Recent economic uncertainty has resulted in a general reduction in IT spending. This reduction in IT spending has lead to a decline in our growth rates compared to historical trends. Our revenues are principally derived from sales to North American customers where the reduction in IT spending has, to date, been the most profound. We are unable to predict when the spending rates for IT will return to historical levels, if at all, or the impact these reductions may have on IT spending rates in international markets. Should there be further reductions in either domestic or international IT spending rates, or should IT spending rates not return to historical levels, our revenues may be adversely affected.


FAILURE TO MANAGE EXPANSION EFFECTIVELY COULD SERIOUSLY HARM OUR BUSINESS, FINANCIAL CONDITION AND PROSPECTS

      Our ability to successfully implement our business plan, develop and offer products, and manage expansion in a rapidly evolving market requires a comprehensive and effective planning and management process. We continue to increase the scope of our operations domestically and internationally, and have grown headcount substantially. In addition, we plan to continue to hire employees in the foreseeable future. The growth in business, headcount, and relationships with customers and other third parties has placed, and will continue to place, a significant strain on management systems and resources. Our failure to continue to improve upon our operational, managerial, and financial controls, reporting systems, and procedures, and/or our failure to continue to expand, train, and manage our work force worldwide, could have a material adverse affect on our business and financial results.

OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP NEW AND ENHANCED PRODUCTS THAT ACHIEVE WIDESPREAD MARKET ACCEPTANCE

      We currently derive substantially all of our revenues from sales of our SilkWorm family of products. We expect that revenue from this product family will continue to account for a substantial portion of revenues for the foreseeable future. Therefore, widespread market acceptance of these products is critical to our future success. Some of our products have been only recently introduced and, therefore, the demand and market acceptance of these products is uncertain. Factors that may affect the market acceptance of our products include the performance, price and total cost of ownership of those products; the availability and price of competing products and technologies; and the success and development of our OEMs and system integrators. Many of these factors are beyond our control.

      Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and introducing high-quality, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. We expect to launch new products and upgrades to our existing products during the next year and our future revenue growth will be dependent on the success of these new products. We have in the past experienced delays in product development and such delays may occur in the future. In addition, as new or enhanced products are introduced, we will have to successfully manage the transition from older products in order to minimize disruption in customers' ordering patterns, avoid excessive levels of older product inventories, and ensure that enough supplies of new products can be delivered to meet customers' demands. Our failure to develop and successfully introduce new products and product enhancements could adversely affect our business and financial results. Our failure to manage the transition to newer products could result in an increase in inventory levels and/or a decline in revenues.

FAILURE TO ADEQUATELY ANTICIPATE FUTURE END-USER PRODUCT NEEDS AND FAILURE TO FORECAST END-USER DEMAND COULD NEGATIVELY IMPACT THE DEMAND FOR OUR PRODUCTS AND REDUCE OUR REVENUES

      We sell and market our products through OEM partners, system integrators, and resellers. As a result, direct contact with the end-users of our products is often limited. Although we make every effort to communicate with, understand, and anticipate the current and future needs of the end-users of our products, to a large extent we rely on our OEM partners, system integrators, resellers, and service providers for visibility into those end-user requirements. Our failure to adequately assess and anticipate future end-user needs could negatively impact the demand for our products and reduce our revenues.

      Similarly, we have limited ability to forecast the demand for our products. In preparing sales and demand forecasts, we largely rely on input from our OEM partners, system integrators, resellers, and service providers. If we fail to effectively communicate with our customers about end-user demand or other time sensitive information, sales and demand forecasts may not reflect the most accurate, up-to-date information. Because we make certain business decisions based on our sales and demand forecasts, should these forecasts not materialize, our business and financial results could be negatively impacted.

WE HAVE PLANS TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES SIGNIFICANTLY, WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS

      We plan to expand our international sales activities significantly. Expansion of international operations will involve inherent risks that we may not be able to control, including:

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

      -  reduced or limited protections of intellectual property rights; and

      -  political and economic instability.

      To date, none of our international revenues and costs have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and thus less competitive in foreign markets. A portion of our international revenues may be denominated in foreign currencies in the future, including the Euro, which will subject us to risks associated with fluctuations in those foreign currencies. Additionally, we receive significant tax benefits from sales to its international customers. These benefits are contingent upon existing tax regulations in both the United States and in the respective countries in which our international customers are located. Future changes in domestic or international tax regulations could affect the continued realizability of the tax benefits we are currently receiving and expect to receive from sales to our international customers.

WE DEPEND ON OEM CUSTOMERS AND THE LOSS OF ANY OF THEM COULD SIGNIFICANTLY REDUCE REVENUES

      Although our customer base has increased substantially, we still depend on large, recurring purchases from certain OEM customers. Our agreements with our OEM customers are typically cancelable, non-exclusive, and have no minimum purchase requirements. As such a significant portion of our revenues are concentrated among a relatively small number of customers. We anticipate that our revenues and operating results will continue to depend on sales to a relatively small number of customers. Therefore, the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, could have a material adverse impact on our financial condition and results of operations.

FAILURE TO EXPAND DISTRIBUTION CHANNELS AND MANAGE DISTRIBUTION RELATIONSHIPS COULD SIGNIFICANTLY REDUCE OUR REVENUES

      Our success will depend on our continuing ability to develop and manage relationships with significant OEMs, system integrators and resellers, as well as on the sales efforts and success of these customers. Our OEM customers may evaluate our products for up to a year before they begin to market and sell them and assisting these customers through the evaluation process may require significant sales, marketing, and management efforts on our part, particularly if our products are being qualified with multiple customers at the same time. In addition, once our products have been qualified, our customer agreements have no minimum purchase commitments. We cannot provide assurance that we will be able to maintain or expand our distribution channels, manage distribution relationships successfully or that our customers will market our products effectively. Our failure to successfully manage our distribution relationships or the failure of our customers to sell our products could reduce our revenues.

THE LOSS OF SOLECTRON CORPORATION, OUR SOLE MANUFACTURER, OR THE FAILURE TO ACCURATELY FORECAST DEMAND FOR OUR PRODUCTS OR SUCCESSFULLY MANAGE OUR RELATIONSHIP WITH SOLECTRON, COULD NEGATIVELY IMPACT OUR ABILITY TO MANUFACTURE AND SELL OUR PRODUCTS

      We depend on Solectron, a third party manufacturer for numerous companies, to manufacture all of our products at Solectron's California facilities. If we should fail to effectively manage our relationship with Solectron, or if Solectron experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, our ability to ship products to our customers could be delayed and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. If we are required or choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

      We have entered into a manufacturing agreement with Solectron under which we provide to Solectron a twelve-month product forecast and place purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to our customers. Although our purchase orders placed with Solectron are cancelable, the terms of the agreement would require us to purchase from Solectron all material inventory not returnable or usable by other Solectron customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Solectron to meet customers' delivery requirements or we may accumulate excess inventories.

      Recently, California has been experiencing a shortage of electric power supply that has resulted in intermittent loss of power in the form of rolling blackouts. While Solectron has not experienced any power failures to date that have prevented their ability to manufacture our products, the continuance of blackouts may affect Solectron's ability to manufacture our products and meet our scheduled delivery needs.

WE ARE DEPENDENT ON SOLE SOURCE AND LIMITED SOURCE SUPPLIERS FOR CERTAIN KEY COMPONENTS INCLUDING ASICS AND POWER SUPPLIES

      We currently purchase several key components from single or limited sources. We purchase ASICs, certain logic chips, and chassis from a single source, and printed circuit boards, power supplies and GBICs from limited sources. In addition, we license certain software that is incorporated into the Brocade Fabric Operating System from Wind River Systems, Inc. If we are unable to buy these components on a timely basis, we will not be able to deliver product to our customers in a timely manner. We use a rolling six-month forecast based on anticipated product orders to determine component requirements. If component requirements are overestimated, we may have excess inventory, which would increase costs. If component requirements are underestimated, we may have inadequate inventory, which could interrupt the manufacturing process. In addition, lead times for materials and components vary significantly and depend on factors such as the specific supplier, contract terms, and demand for a component at a given time. We also may experience shortages of certain components from time to time, which also could delay manufacturing.

INCREASED MARKET COMPETITION MAY LEAD TO REDUCED SALES OF OUR PRODUCTS, REDUCED PROFITS AND REDUCED MARKET SHARE

      The markets for our SAN switching products are competitive, and are likely to become even more competitive. Increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share or the failure of our products to achieve or maintain market acceptance. Our products face competition from multiple sources and we may not be able to compete successfully against current and future competitors. Furthermore, as the SAN market evolves, non-Fibre Channel based products may become available to interconnect servers and storage. To the extent that these products provide the ability to network servers and storage and support high-performance, block-data storage applications, they may compete with our current and future products. These products may include, but are not limited to, non-Fibre Channel based emerging products based on Gigabit Ethernet, 10-Gigabit Ethernet, and Infiniband.

THE PRICES OF OUR PRODUCTS MAY DECLINE WHICH WOULD REDUCE REVENUES AND GROSS MARGINS

      To date we have not experienced material reductions in our average unit selling prices, except for planned price reductions of older generation products relating to the introduction of new products. The average unit prices of our products may decrease in the future in response to changes in product mix, competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors, or other factors. If we are unable to offset these factors by increasing sales volumes, revenues will decline. In addition, to maintain our gross margins, we must develop and introduce new products and product enhancements, and must continue to reduce the manufacturing cost of our products.

UNDETECTED SOFTWARE OR HARDWARE ERRORS COULD INCREASE OUR COSTS AND REDUCE REVENUES

      Networking products frequently contain undetected software or hardware errors when first introduced or as new versions are released. Our products are complex and errors may be found from time to time in our new or enhanced products. In addition, our products are combined with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of engineering personnel from product development efforts and cause significant customer relations problems. Moreover, the occurrence of hardware and software errors, whether caused by us or another vendor's SAN products, could delay or prevent the development of the SAN market.

WE MAY NOT BE ABLE TO MAINTAIN PROFITABILITY

      Although we have been profitable since the third quarter of fiscal 1999, we cannot be certain that we will be able to maintain profitability in the future. We expect to incur significant costs and expenses for product development, sales and marketing, customer support, facilities expansion, and expansion of corporate infrastructure. We make such investment decisions based upon anticipated revenues and margins. Failure of these anticipated revenues and margins to materialize could impact our ability to remain profitable. As a result, we will need to grow our revenues and realize expected margins to maintain profitability.

      In addition, we have a limited operating history. Therefore, it is difficult to forecast future operating results based on historical results. We plan our operating expenses based in part on future revenue projections. Our ability to accurately forecast quarterly revenue is limited for the reasons discussed above in "Our Quarterly Revenues and Operating Results May Fluctuate in Future Periods for a Number of Reasons Which Could Adversely Affect the Trading Price of Our Stock." Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this were to occur, we could incur losses and our operating results would be below our expectations and those of investors and market analysts.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL, WE MAY NOT CONTINUE TO BE SUCCESSFUL

      Our success depends to a significant degree upon the continued contributions of key management, engineering, and sales and marketing personnel, many of whom would be difficult to replace. We do not have employment contracts with, or key person life insurance on, any of our key personnel. We also believe that our success depends to a significant extent on the ability of management to operate effectively, both individually and as a group.

      We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, finance, and operations personnel. Competition for these personnel is intense, especially in the San Francisco Bay Area. In particular, we have experienced difficulty in hiring qualified ASIC, software, system and test, and customer support engineers and there can be no assurance that future efforts will be successful in attracting and retaining these individuals. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of and negatively impact our ability to sell our products. In addition, companies in the computer storage and server industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We cannot provide assurance that such claims will not be received in the future as we seek to hire qualified personnel, or that such claims will not result in material litigation. We could incur substantial costs in defending against these claims, regardless of their merits.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY WHICH WOULD NEGATIVELY AFFECT OUR ABILITY TO COMPETE

      We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants, and corporate partners, and control access to and distribution of our software, documentation, and other proprietary information. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we take to prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States, will be effective.

OTHERS MAY BRING INFRINGEMENT CLAIMS AGAINST US WHICH COULD BE TIME-CONSUMING AND EXPENSIVE TO DEFEND

      In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We have previously been the subject of a lawsuit alleging infringement of intellectual property rights. Although this dispute was resolved and the lawsuit dismissed, and we are not currently involved in any other intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These claims and any resulting lawsuit could subject us to significant liability for damages and invalidation of proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

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

      If we are forced to take any of the foregoing actions, we may be unable to manufacture, use, sell, import and/or export our products, which would reduce revenues.

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

      We cannot provide assurance that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future.

OUR PRODUCTS MUST COMPLY WITH EVOLVING INDUSTRY STANDARDS AND GOVERNMENT REGULATIONS

      Industry standards for SAN products are continuing to emerge, evolve, and achieve acceptance. To remain competitive we must continue to introduce new products and product enhancements that meet these industry standards. All components of the SAN must utilize the same standards in order to operate together. Our products comprise only a part of the entire SAN and we depend on the companies that provide other components of the SAN, many of whom are significantly larger than us, to support the industry standards as they evolve. The failure of these providers to support these industry standards could adversely affect the market acceptance of our products.

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

PROVISIONS IN OUR CHARTER DOCUMENTS, CUSTOMER AGREEMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL AND MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK

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

      -  limiting the persons who may call special meetings of stockholders

      -  prohibiting stockholder actions by written consent; and

      - requiring super-majority voting to effect amendments to the foregoing provisions of our certificate of incorporation and bylaws;

      Certain provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us. Further, our agreements with certain of our customers require that we give prior notice of a change of control and grant certain manufacturing rights following the change of control.

WE EXPECT TO EXPERIENCE VOLATILITY IN OUR STOCK PRICE WHICH COULD NEGATIVELY AFFECT YOUR INVESTMENT.

      The market price of our Common Stock has experienced significant volatility in the past and may continue to fluctuate significantly in response to the following factors, some of which are beyond our control:

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

      -  additions or departures of key personnel; and

      -  sales of Common Stock in the future.

      In addition, the stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of performance.

OUR BUSINESS MAY BE HARMED BY CLASS ACTION LITIGATION DUE TO STOCK PRICE VOLATILITY

      In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS

      Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters, is located near major earthquake faults and we neither carry earthquake insurance nor self-insure for earthquake-related losses. Our facilities in the State of California are currently subject to rolling electrical blackouts resulting from shortages of available electrical power. Should these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. Although we carry business interruption insurance to mitigate the impact of potential business interruptions, should a business interruption occur, our business could be seriously harmed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      We are exposed to market risk related to changes in interest rates and equity security prices.

INTEREST RATE RISK

      Our exposure to market risk due to changes in the general level of U.S. interest rates relates primarily to our cash equivalents and short-term investments portfolio. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As such, short-term investments consist of U.S. Treasury and Federal agency debt securities with original maturity dates between three months and one year. Due to the nature of our short-term investments, we believe that market risk due to changes in interest rates is not material.

      The following table (in thousands) presents our cash equivalents and short-term investments subject to interest rate risk and their related weighted average interest rates at April 28, 2001. Carrying value approximates fair value.

                                                               AVERAGE
                                                AMOUNT      INTEREST RATE
                                               --------     -------------
      Cash and cash equivalents                $103,099         3.66%
      Short-term investments                    114,046         5.40%
                                               --------
              Total                            $217,145         4.57%
                                               ========

EQUITY SECURITY PRICE RISK

      Our exposure to market risk due to equity security price fluctuations primarily relates to investments in marketable equity securities. These investments are generally in companies in the volatile high-technology sector and we do not attempt to reduce or eliminate the market exposure on these securities. A 20 percent adverse change in equity prices would result in a decrease of approximately $0.2 million in the fair value of marketable equity securities at April 28, 2001.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our Annual Meeting of Stockholders was held on April 4, 2001 in San Jose, California. Of the 225,912,876 shares outstanding as of the record date, 184,719,405 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:

      1. To elect two (2) Class II Directors to serve until the 2004 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

                 NAME                  VOTES FOR           VOTES WITHHELD
            ----------------          -----------          --------------
            Neal Dempsey              184,226,071              493,334
            Larry W. Sonsini          183,976,660              742,745

      2. To ratify the appointment of Arthur Andersen, LLP as independent auditors of Brocade for the fiscal year ending October 27, 2001.

            Votes for:               170,550,924
            Votes against:            14,129,541
            Votes abstaining:             38,940

      3. To amend the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 400,000,000 shares to 800,000,000 shares.

            Votes for:                173,322,063
            Votes against:             11,201,264
            Votes abstaining:             196,078

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS.

            None.

      (b)   REPORTS ON FORM 8-K.

            None.

Items 2, 3, and 5 are not applicable and have been omitted.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Brocade Communications Systems, Inc.


Date: June 12, 2001                       By: /s/  ANTONIO CANOVA
                                             ----------------------------------
                                              Antonio Canova
                                              Vice President, Finance and
                                              Chief Financial Officer