Form 10-Q
period 2001-07-28
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2001-09-11
CIK 1009626

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 28, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission file number: 000-25601

BROCADE COMMUNICATIONS SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	77-0409517 (I.R.S. employer identification no.)

1745 Technology Drive
San Jose, CA 95110
(408) 487-8000
(Address, including zip code, of Registrant’s
principal executive offices and telephone
number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [✓]     No [   ]

The number of shares outstanding of the Registrant’s Common Stock on August 25, 2001 was 228,997,874 shares.

Page 1 of 22 pages.

BROCADE COMMUNICATIONS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED July 28, 2001

INDEX

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Operations for the three and nine months ended July 28, 2001 and July 29, 2000	3

	Condensed Balance Sheets as of July 28, 2001 and October 28, 2000	4

	Condensed Statements of Cash Flows for the nine months ended July 28, 2001 and July 29, 2000	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURES		22

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended

	July 28,	July 29,	July 28,	July 29,
	2001	2000	2001	2000

Net revenues	$116,279	$92,138	$396,509	$196,931

Cost of revenues	46,484	38,159	158,611	84,296

Gross margin	69,795	53,979	237,898	112,635

Operating expenses:

Research and development	27,419	14,029	81,952	29,723

Sales and marketing	22,599	12,984	69,632	27,542

General and administrative	4,387	2,642	13,373	6,758

Amortization of deferred compensation	280	280	840	840

Total operating expenses	54,685	29,935	165,797	64,863

Income from operations	15,110	24,044	72,101	47,772

Interest and other income, net	2,098	1,370	8,654	3,748

Income before provision for income taxes	17,208	25,414	80,755	51,520

Provision for income taxes	5,163	5,337	24,227	10,819

Net income	$12,045	$20,077	$56,528	$40,701

Net income per share — Basic	$0.05	$0.10	$0.26	$0.20

Net income per share — Diluted	$0.05	$0.08	$0.23	$0.17

Shares used in per share calculation — Basic	222,863	209,208	219,619	205,756

Shares used in per share calculation — Diluted	246,219	244,424	244,272	240,606

The accompanying notes are an integral part of these condensed financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED BALANCE SHEETS
(in thousands, except par value)

	July 28,	October 28,
	2001	2000

	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$147,377	$27,265

Short-term investments	93,591	127,774

Total cash, cash equivalents and short-term investments	240,968	155,039

Marketable equity securities	132	49,251

Accounts receivable, net of allowances for doubtful accounts of $3,093 and $2,970, respectively	72,379	72,242

Inventories, net	7,981	798

Prepaid expenses and other current assets	15,403	6,025

Total current assets	336,863	283,355

Property and equipment, net	90,960	38,769

Deferred tax assets	236,080	130,250

Non-marketable equity investments and other assets	15,167	2,805

Total assets	$679,070	$455,179

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$25,418	$23,958

Accrued employee compensation	10,151	23,363

Deferred revenue	13,396	2,056

Other accrued liabilities	28,322	14,925

Total current liabilities	77,287	64,302

Commitments and contingencies (Note 4)

Stockholders’ equity:

Preferred stock, $0.001 par value

5,000 shares authorized, no shares outstanding	—	—

Common stock, $0.001 par value, 800,000 shares authorized:

Issued and outstanding: 228,811 and 222,559 shares at July 28, 2001 and October 28, 2000, respectively	229	223

Additional paid-in capital	504,208	306,868

Deferred stock compensation	(1,480)	(2,320)

Accumulated other comprehensive income	712	44,520

Accumulated earnings	98,114	41,586

Total stockholders’ equity	601,783	390,877

Total liabilities and stockholders’ equity	$679,070	$455,179

The accompanying notes are an integral part of these condensed financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended

	July 28,	July 29,
	2001	2000

Cash flows from operating activities:

Net income	$56,528	$40,701

Adjustments to reconcile net income to net cash provided by operating activities:

Tax benefits from employee stock option transactions	123,523	—

Deferred taxes	(105,830)	—

Depreciation, amortization and write-offs of property and equipment	11,407	4,263

Gain on sale of marketable equity securities	(6,632)	—

Write down of non-marketable equity investments	4,700	4,001

Provision for doubtful accounts receivable	619	822

Non-cash compensation expense	857	840

Changes in assets and liabilities:

Accounts receivable	(756)	(36,702)

Inventories	(7,183)	503

Prepaid expenses and other current assets	(9,378)	606

Accounts payable	1,460	20,718

Accrued employee compensation	(13,212)	14,808

Deferred revenue	11,340	(5,465)

Other accrued liabilities	13,397	10,493

Net cash provided by operating activities	80,840	55,588

Cash flows from investing activities:

Purchases of property and equipment	(63,599)	(21,028)

Purchases of short-term investments	(23,195)	(59,543)

Proceeds from maturities of short-term investments	57,690	23,533

Proceeds from sale of marketable equity securities	11,632	—

Purchases of non-marketable equity investments	(17,062)	(9,000)

Net cash used in investing activities	(34,534)	(66,038)

Cash flows from financing activities:

Net proceeds from issuance of common stock	73,806	9,066

Proceeds from notes receivable from stockholders	—	5,660

Net cash provided by financing activities	73,806	14,726

Net increase in cash and cash equivalents	120,112	4,276

Cash and cash equivalents, beginning of period	27,265	25,536

Cash and cash equivalents, end of period	$147,377	$29,812

The accompanying notes are an integral part of these condensed financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.	Organization and Operations of Brocade

     Brocade Communications Systems, Inc. (Brocade or the Company) is the world’s leading provider of storage area networking infrastructure solutions. The Brocade family of hardware and software products provides the networking foundation for storage area networks (SANs) and allows customers to connect servers with external storage devices through a SAN, creating a highly reliable and scalable environment for data-intensive storage applications. Brocade products are sold through OEM partners, system integrators, and resellers.

     Brocade was incorporated on May 14, 1999 as a Delaware corporation and is the successor to operations originally begun on August 24, 1995. The Company’s headquarters are located in San Jose, California.

2.	Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying financial data as of July 28, 2001, and for the three and nine-month periods ended July 28, 2001 and July 29, 2000, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 28, 2000 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of July 28, 2001, results of operations for the three and nine-month periods ended July 28, 2001 and July 29, 2000, and cash flows for the nine-month periods ended July 28, 2001 and July 29, 2000, have been made. The results of operations for the three and nine-month periods ended July 28, 2001 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Revenue Recognition

     Product revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable, and collectibility is probable. The Company’s only post-sales obligations are principally limited to product warranties. Revenue recognition is deferred for shipments to new customers where significant support services are required to successfully launch the customer’s product. These revenues, and related costs, are recognized when the customer has successfully integrated and launched its products and the Company has met its support obligations. Revenue from sales to resellers is recognized upon reported sell-thru. Warranty costs, sales returns, and other allowances are accrued based on experience at the time of shipment.

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

Impairment of Long-lived Assets

     Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss for long-lived assets is based on the fair value of the asset and is reported at the lower of carrying amount or fair value less any costs to sell. During the quarter ended July 28, 2001, the Company recognized impairments totaling $1.2 million related to other than temporary declines in the carrying value of the Company’s non-marketable equity investments that have been accounted for under the cost method. No impairments were recognized during the quarter ended July 29, 2000.

Stock Splits

     On November 29, 2000, the Board of Directors of Brocade approved a two-for-one stock split of the Company’s Common Stock. The stock began trading on a split-adjusted basis on December 22, 2000. All references in the accompanying financial statements and notes thereto to earnings per share and the number of common shares have been retroactively restated to reflect the Common Stock split.

Comprehensive Income

     The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	July 28,	July 29,	July 28,	July 29,
	2001	2000	2001	2000

Net income	$12,045	$20,077	$56,528	$40,701

Other comprehensive income:

Change in net unrealized gains on marketable equity securities and short-term investments	(786)	49,322	(30,666)	49,227

Reclassification adjustment for net unrealized gains previously included in net income	632	—	4,642	—

Total comprehensive income	$11,891	$69,399	$30,504	$89,928

Interest and Other Income, net

     Interest and other income for the quarter ended July 28, 2001, includes gains of $0.9 million from the sale of marketable equity securities and write-downs of $1.2 million related to other than temporary declines in the carrying value of the Company’s non-marketable equity investments. Interest and other income for the first nine months of fiscal 2001 includes gains of $6.6 million from the sale of marketable equity securities and write-downs of $4.7 million related to other than temporary declines in the carrying value of the Company’s non-marketable equity investments.

Derivatives

     In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” and SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (referred to hereafter as SFAS 133). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133, as amended, requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of SFAS 133 did not have a material impact on the Company’s operations or financial position. As of July 28, 2001, the Company did not hold any derivative instruments.

Reclassifications

     Certain information reported in the prior year has been reclassified to conform to the current quarter’s presentation.

Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (SAB 101), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management does not expect the adoption of SAB 101 to have a material impact on the Company’s financial position or results of operations. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 “Business Combinations” (SFAS 141) and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting, thereby eliminating use of the pooling of interests method. SFAS 141 also requires that an intangible asset acquired in a business combination be recognized apart from goodwill if: (i) the intangible asset arises from contractual or other legal rights or (ii) the acquired intangible asset is capable of being separated from the acquired enterprise, as defined in SFAS 141.

     SFAS 142 requires, among other things, that goodwill not be amortized but should be subject to impairment testing at the “reporting unit level” at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. A reporting unit is the same level as or one level below an operating segment, as defined by Statement of Financial Accounting Standards No. 131 “Disclosures About Segments of an Enterprise and Related Information.”

     The Company is required to apply SFAS 141 to business combinations initiated after June 30, 2001 and is required to adopt SFAS 142 at the beginning of fiscal 2003, with the exception of goodwill and intangible assets with indefinite lives acquired after June 30, 2001, which will be immediately subject to the non-amortization and amortization provisions, as defined by SFAS 142.

     Management does not expect the adoption of either SFAS 141 or SFAS 142 to have a material impact on the Company’s financial position or results of operations.

3.	Balance Sheet Detail

     Inventories, net consisted of the following (in thousands):

	July 28,	October 28,
	2001	2000

Raw materials	$583	$352

Work-in-process	1	2

Finished goods	7,397	444

Total	$7,981	$798

     Prepaid expenses and other current assets consisted of the following (in thousands):

	July 28,	October 28,
	2001	2000

Employee and other receivables	$5,281	$2,902

Prepaid expenses	4,581	2,271

Other	5,541	852

Total	$15,403	$6,025

     Property and equipment, net consisted of the following (in thousands):

	July 28,	October 28,
	2001	2000

Computers and equipment	$93,994	$37,449

Furniture and fixtures	2,859	2,006

Leasehold improvements	14,403	8,517

	111,256	47,972

Less: accumulated depreciation and amortization	(20,296)	(9,203)

Total	$90,960	$38,769

     Other accrued liabilities consisted of the following (in thousands):

	July 28,	October 28,
	2001	2000

Accrued warranty	$4,815	$4,815

Purchase commitments	5,378	1,572

Income taxes payable	8,403	2,290

Other	9,726	6,248

Total	$28,322	$14,925

4.	Commitments and Contingencies

     The Company has a manufacturing agreement with Solectron Corporation under which the Company provides to Solectron a twelve-month product forecast and places purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to the Company’s customers. Although the Company’s purchase orders placed with Solectron are cancelable, the terms of the agreement would require the Company to purchase from Solectron all material inventory not returnable or usable by other Solectron customers. At July 28, 2001, the Company’s commitment to Solectron for such material was approximately $54.8 million, which the Company expects to utilize during future normal ongoing operations. The Company has established purchase commitment reserves for portions of such material that it believes may not be realizable during future normal ongoing operations.

     Independently of Solectron, the Company purchases several key components used in the manufacture of its products. At July 28, 2001, the Company had non-cancelable purchase commitments for various components totaling approximately $11.6 million, which the Company expects to utilize during future normal ongoing operations. The Company has established purchase commitment reserves for portions of such components that it believes may not be realizable during future normal ongoing operations.

5.	Net Income per Share

     The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	July 28,	July 29,	July 28,	July 29,
	2001	2000	2001	2000

Net income	$12,045	$20,077	$56,528	$40,701

Basic and diluted net income per share:

Weighted average shares of common stock outstanding	228,068	219,390	226,006	217,342

Less: Weighted average shares subject to repurchase	(5,205)	(10,182)	(6,387)	(11,586)

Weighted average shares used in computing basic net income per share	222,863	209,208	219,619	205,756

Dilutive effect of common share equivalents	23,356	35,216	24,653	34,850

Weighted average shares used in computing diluted net income per share	246,219	244,424	244,272	240,606

Basic net income per share	$0.05	$0.10	$0.26	$0.20

Diluted net income per share	$0.05	$0.08	$0.23	$0.17

6.	Segment Information

     The Company is organized and operates as one operating segment; the design, development, manufacturing, marketing and selling of switching solutions for SANs. The Company’s Chief Operating Decision Maker, as defined by SFAS 131, allocates resources and assesses the performance of the Company based on revenues and overall profitability. Revenues are attributed to geographic areas based on the location of the customer to which product is shipped. Domestic and international revenues were approximately 71 percent and 29 percent of total revenues, respectively, for quarter ended July 28, 2001, and approximately 72 percent and 28 percent of total revenues, respectively, for the first nine months of fiscal 2001. Domestic and international revenues were approximately 74 percent and 26 percent, respectively, for the quarter ended July 29, 2000, and 78 percent and 22 percent, respectively, for the first nine months of fiscal 2000. Domestic revenues include sales to certain OEM customers who then distribute to their international customers. To date, service and software revenues have not exceeded 10 percent of total revenues. Identifiable assets located in foreign countries were not material at July 28, 2001, and October 28, 2000.

7.	Legal Proceedings

     On July 20, 2001, a putative class action captioned Chae v. Brocade Communications Systems, Inc. et al. was filed against the Company and three of its officers and directors (collectively the “Individual Defendants”) in the United States District Court for the Southern District of New York. Also named as defendants were Morgan Stanley & Co., Inc., BT Alex Brown, Inc., and Dain Rauscher, Inc., the underwriters in the Company’s initial public offering. The complaint alleges violations of Section 10(b) of the Securities Act of 1934 (and Rule 10b-5 promulgated thereunder) against all defendants and violations of Section 20(a) of the Securities Act of 1934 against the Individual Defendants. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between May 24, 1999 and July 17, 2001. The Company believes that it has meritorious defenses to this lawsuit and will defend itself vigorously.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This report contains forward-looking statements. These forward-looking statements include predictions regarding our future:

•	revenues;

•	customer concentration;

•	gross margins;

•	research and development expenses;

•	sales and marketing expenses;

•	general and administrative expenses;

•	realizability of deferred tax assets;

•	liquidity and sufficiency of existing cash and cash equivalents for near-term requirements; and

•	the effect of recent accounting pronouncements on our financial condition or results of operations.

     You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intend,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

     Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the heading “Risk Factors.” The following information should be read in conjunction with the condensed interim financial statements and notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 26, 2001.

     All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

Results of Operations

     The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

	Three Months Ended		Nine Months Ended

	July 28,	July 29,	July 28,	July 29,
	2001	2000	2001	2000

Net revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	40.0	41.4	40.0	42.8

Gross margin	60.0	58.6	60.0	57.2

Operating expenses:

Research and development	23.6	15.2	20.7	15.1

Sales and marketing	19.4	14.1	17.5	14.0

General and administrative	3.8	2.9	3.4	3.4

Amortization of deferred compensation	0.2	0.3	0.2	0.4

Total operating expenses	47.0	32.5	41.8	32.9

Income from operations	13.0	26.1	18.2	24.3

Interest and other income, net	1.8	1.5	2.2	1.9

Income before provision for income taxes	14.8	27.6	20.4	26.2

Provision for income taxes	4.4	5.8	6.1	5.5

Net income	10.4%	21.8%	14.3%	20.7%

     Revenues. Our revenues are derived primarily from sales of our SilkWorm family of products. Net revenues for the quarter ended July 28, 2001 increased to $116.3 million, an increase of 26 percent compared with revenues of $92.1 million for the quarter ended July 29, 2000. Net revenues for the first nine months of fiscal 2001 increased to $396.5 million, an increase of 101 percent compared with revenues of $196.9 million for the first nine months of fiscal 2000. The increases reflect increased demand for SAN switching products and are the result of increased unit sales to several OEM and system integrator customers, and to an expanding customer base.

     Domestic and international revenues were approximately 71 percent and 29 percent of total revenues, respectively, for quarter ended July 28, 2001, and approximately 72 percent and 28 percent of total revenues, respectively, for the first nine months of fiscal 2001. Domestic and international revenues were approximately 74 percent and 26 percent, respectively, for the quarter ended July 29, 2000, and 78 percent and 22 percent, respectively, for the first nine months of fiscal 2000. International revenues primarily consisted of sales to countries in Western Europe and Asia. Revenues are attributed to geographic areas based on the location of the customer to which product is shipped. Domestic revenues include sales to certain OEM customers who then distribute to their international customers.

     A significant portion of our revenues is concentrated among a relatively small number of customers. The level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, could seriously harm our financial condition and results of operations. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of customers.

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

     Gross margin. Gross margin increased to 60.0 percent of net revenues for both the quarter ended July 28, 2001, and the first nine months of fiscal 2001, compared with 58.6 percent and 57.2 percent for the quarter ended July 29, 2000, and the first nine months of fiscal 2000, respectively. The increases were primarily due to lower component and manufacturing costs, the allocation of fixed manufacturing costs over a greater revenue base, and an increase in the percentage of sales of higher margin products. We expect gross margins for the next three months to remain relatively consistent with those reported for the first nine months of fiscal 2001.

     Research and development expenses. Research and development (R&D) expenses increased to $27.4 million for the quarter ended July 28, 2001, compared with $14.0 million for the quarter ended July 29, 2000. R&D expenses for the first nine months of fiscal 2001 increased to $82.0 million, compared with $29.7 million for the first nine months of fiscal 2000. R&D expenses consist primarily of salaries and related personnel expenses; fees paid to consultants and outside service providers; nonrecurring engineering charges; prototyping expenses related to the design, development, testing and enhancements of our products; and IT and facilities expenses. The increased expenses reflect our belief that continued investment in research and development is a critical factor in maintaining our competitive position. We currently anticipate that R&D expenses for the next three months will increase in both absolute dollars and as a percentage of total revenues compared with the quarter ended July 28, 2001.

     Sales and marketing expenses. Sales and marketing expenses increased to $22.6 million for the quarter ended July 28, 2001, compared with $13.0 million for the quarter ended July 29, 2000. Sales and marketing expenses for the first nine months of fiscal 2001 increased to $69.6 million, compared with $27.5 million for the first nine months of fiscal 2000. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses. The increases were primarily due to the hiring of additional sales and marketing personnel and increased direct selling expenses, such as commissions, associated with increased revenues. We believe that continued investment in sales and marketing is critical to the success of our strategy to expand relationships with our OEM customers, to expand our presence in the system integration channel, and to maintain our leadership position in the SAN market. In addition, we are currently expanding international sales activities in various countries in Europe and the Asia Pacific region. We currently anticipate that sales and marketing expenses for the next three months will increase in both absolute dollars and as a percentage of total revenues compared with the quarter ended July 28, 2001.

     General and administrative expenses. General and administrative (G&A) expenses increased to $4.4 million for the quarter ended July 28, 2001, compared with $2.6 million for the quarter ended July 29, 2000. G&A expenses for the first nine months of fiscal 2001 increased to $13.4 million, compared with $6.8 million for the first nine months of fiscal 2000. G&A expenses consist primarily of salaries and related expenses for executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, legal expenses, other corporate expenses, and IT and facilities expenses. The increases were primarily due to additional headcount and other expenses necessary to manage and support increased levels of business activity. We currently anticipate that G&A expenses for the next three months will increase in absolute dollars but decrease as a percentage of total revenues compared with the quarter ended July 28, 2001.

     Amortization of deferred compensation. We recorded amortization of deferred compensation of $0.3 million for each of the quarters ended July 28, 2001, and July 29, 2000. For the first nine months of each of fiscal 2001 and fiscal 2000, we recorded amortization of deferred compensation of $0.8 million. At July 28, 2001, unamortized deferred stock compensation was approximately $1.5 million.

     Interest and other income, net. Net interest and other income increased to $2.1 million for the quarter ended July 28, 2001, compared with $1.4 million for the quarter ended July 29, 2000. Net interest and other income for the first nine months of fiscal 2001 increased to $8.7 million, compared with $3.7 million for the first nine months of fiscal 2000. Net interest and other income for the quarter ended July 28, 2001, includes a net loss of $0.3 million from the sale of marketable equity securities. Net interest and other income for first nine months of fiscal 2001, includes net gains of $1.9 million from the sale of marketable equity securities. The remaining increases were primarily the result of additional investment income on increased cash and short-term investment balances.

     Provision for income taxes. Our effective tax rate was 30 percent for the quarter ended July 28, 2001, and for the first nine months of fiscal 2001. Our effective tax rate was 21 percent for the quarter ended July 29, 2000 and for the first nine months of fiscal 2000. Our ability to maintain our 30 percent tax rate requires that international revenues and earnings be achieved as planned. To the extent that international revenues and earnings differ from plan, a factor largely influenced by the buying behavior of our OEM customers, or unfavorable changes in tax laws and regulations occur, our tax rate could change.

Liquidity and Capital Resources

     Cash, cash equivalents, and short-term investments were $241.0 million at July 28, 2001, an increase of $85.9 million from October 28, 2000. For the first nine months of fiscal 2001, we generated $80.8 million in cash from operating activities, primarily from net income and increases in other accrued liabilities and deferred revenue, partially offset by a decrease in accrued employee compensation and increases in prepaid expenses and other current assets and inventories. Cash from operations also resulted from income tax benefits related to employee stock option transactions partially offset by an increase in deferred tax assets. At July 28, 2001, we had $236.1 million in deferred tax assets, which we believe will be realizable through profitable future operations.

     Net cash used in investing activities totaled $34.5 million for the first nine months of fiscal 2001. Net cash used in investing activities was primarily the result of $63.6 million invested in property and equipment and $17.1 million invested in non-marketable equity investments, partially offset by net maturities of short-term investments of $34.5 million and proceeds from the sale of marketable equity securities of $11.6 million.

     Net cash provided by financing activities totaled $73.8 million for the first nine months of fiscal 2001 and was the result of proceeds from the issuance of common stock related to employee participation in employee stock plans.

     We have a manufacturing agreement with Solectron Corporation under which we provide to Solectron a twelve-month product forecast and place purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to our customers. Although our purchase orders placed with Solectron are cancelable, the terms of the agreement would require us to purchase from Solectron all material inventory not returnable or usable by other Solectron customers. At July 28, 2001, our commitment to Solectron for such material was approximately $54.8 million, which we expect to utilize during future normal ongoing operations. We have established purchase commitment reserves for portions of such material that we believe may not be realizable during future normal ongoing operations.

     Independently of Solectron, we purchase several key components used in the manufacture of our products. At

July 28, 2001, we had non-cancelable purchase commitments for various components totaling approximately $11.6 million, which we expect to utilize during future normal ongoing operations. We have established purchase commitment reserves for portions of such components that we believe may not be realizable during future normal ongoing operations.

     Commitments to Solectron and other vendors are based on our current forecasts of revenue. To the extent that such forecasts are not achieved, our commitments and associated reserve levels may change.

     We believe that our existing cash, cash equivalents, short-term investments, and cash expected to be generated from future operations will be sufficient to meet our capital requirements at least through the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and the expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. There can be no assurances that additional equity or debt financing, if required, will be available on acceptable terms or at all.

Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (SAB 101), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We do not expect the adoption of SAB 101 to have a material impact on our financial position or results of operations. We are required to adopt SAB 101 in the fourth quarter of fiscal 2001.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 “Business Combinations” (SFAS 141) and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting, thereby eliminating use of the pooling of interests method. SFAS 141 also requires that an intangible asset acquired in a business combination be recognized apart from goodwill if: (i) the intangible asset arises from contractual or other legal rights or (ii) the acquired intangible asset is capable of being separated from the acquired enterprise, as defined in SFAS 141.

     SFAS 142 requires, among other things, that goodwill not be amortized but should be subject to impairment testing at the “reporting unit level” at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. A reporting unit is the same level as or one level below an operating segment, as defined by Statement of Financial Accounting Standards No. 131 “Disclosures About Segments of an Enterprise and Related Information.”

     We are required to apply SFAS 141 to business combinations initiated after June 30, 2001. We are required to adopt SFAS 142 at the beginning of fiscal 2003, with the exception of goodwill and intangible assets with indefinite lives acquired after June 30, 2001, which will be immediately subject to the non-amortization and amortization provisions, as defined by SFAS 142.

     We do not expect the adoption of either SFAS 141 or SFAS 142 to have a material impact on our financial position or results of operations.

Risk Factors

     Set forth below are some of the risks and uncertainties that could affect our results of operations and the market price of our Common Stock.

Our Quarterly Revenues and Operating Results May Fluctuate in Future Periods for a Number of Reasons, Which Could Adversely Affect the Trading Price of Our Stock

     Our quarterly revenues and operating results may vary significantly in the future due to a number of factors, any of which may cause our stock price to fluctuate. The primary factors that may impact the predictability of quarterly results include the following:

•	changes in general economic conditions and specific economic conditions in the computer, storage, and networking industries. In particular, recent economic uncertainty has resulted in a general reduction in information technology (IT) spending. This reduction in IT spending has lead to a decline in our growth rates compared to historical trends;

•	the timing of customer orders and product implementations, particularly large orders from and product implementations of our OEM customers;

•	announcements and new product introductions by competitors;

•	deferrals of customer orders in anticipation of new products, services or product enhancements introduced by us or our competitors;

•	our ability to obtain sufficient supplies of sole or limited sourced components, including ASICs, GBICs, and power supplies;

•	increases in prices of components used in the manufacture of our products;

•	our ability to attain and maintain production volumes and quality levels; and

•	variations in the mix of our switches sold and the mix of distribution channels through which they are sold.

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

     Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and introducing high-quality, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. We expect to launch new products and upgrades to our existing products during the next year and our future revenue growth will be dependent on the success of these new products. We have in the past experienced delays in product development and such delays may occur in the future. In addition, as new or enhanced products are introduced, we will have to successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, and ensure that enough supplies of new products can be delivered to meet customers’ demands. Our failure to develop and successfully introduce new products and product enhancements could adversely affect our business and financial results. Our failure to manage the transition to newer products could result in an increase in inventory levels and/or a decline in revenues.

Failure to Manage Expansion Effectively Could Seriously Harm Our Business, Financial Condition and Prospects

     Our ability to successfully implement our business plan, develop and offer products, and manage expansion in a rapidly evolving market requires a comprehensive and effective planning and management process. We continue to increase the scope of our operations domestically and internationally, and have grown headcount substantially. In addition, we plan to continue to hire employees in the foreseeable future. The growth in business, headcount, and relationships with customers and other third parties has placed, and will continue to place, a significant strain on management systems and resources. Our failure to continue to improve upon our operational, managerial, and financial controls, reporting systems, and procedures, and/or our failure to continue to expand, train, and manage our work force worldwide, could seriously harm our business and financial results.

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

     Similarly, we have limited ability to forecast the demand for our products. In preparing sales and demand forecasts, we largely rely on input from our OEM partners, system integrators, resellers, and service providers. If we fail to effectively communicate with our customers about end-user demand or other time sensitive information, sales and demand forecasts may not reflect the most accurate, up-to-date information. Because we make business decisions based on our sales and demand forecasts, should these forecasts not materialize, our business and financial results could be negatively impacted.

We Plan to Increase Our International Sales Activities Significantly, Which Will Subject Us to Additional Business Risks

     We plan to expand our international sales activities significantly. Expansion of international operations will involve inherent risks that we may not be able to control, including:

•	supporting multiple languages;

•	recruiting, sales and technical support personnel with the skills to support our products;

•	increased complexity and costs of managing international operations;

•	protectionist laws and business practices that favor local competition;

•	dependence on local vendors;

•	multiple, potentially conflicting, and changing governmental laws and regulations;

•	longer sales cycles;

•	difficulties in collecting accounts receivable;

•	reduced or limited protection of intellectual property rights; and

•	political and economic instability.

     To date, none of our international revenues and costs have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and thus less competitive in foreign markets. A portion of our international revenues may be denominated in foreign currencies in the future, including the Euro, which will subject us to risks associated with fluctuations in those foreign currencies. Additionally, we receive significant tax benefits from sales to our international customers. These benefits are contingent upon existing tax laws in both the United States and in the respective countries in which our international customers are located. Future changes in domestic or international tax laws could affect the continued realizability of the tax benefits we are currently receiving and expect to receive from sales to our international customers.

We Depend on OEM Customers. The Loss of Any of These Customers Could Significantly Reduce Our Revenues

     Although our customer base has increased substantially, we still depend on large, recurring purchases from a limited number of large OEM customers. Our agreements with our OEM customers are typically cancelable, non-exclusive, and have no minimum purchase requirements. As such, a significant portion of our revenues is concentrated among a relatively small number of customers. We anticipate that our revenues and operating results will continue to depend on sales to a relatively small number of customers. Therefore, the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, could seriously harm our financial condition and results of operations.

Failure to Expand Distribution Channels and Manage Distribution Relationships Could Significantly Reduce Our Revenues

     Our success will depend on our continuing ability to develop and manage relationships with significant OEMs, system integrators and resellers, as well as on the sales efforts and success of these customers. Our OEM customers may evaluate our products for up to a year before they begin to market and sell them. Assisting these customers through the evaluation process may require significant sales, marketing, and management efforts on our part, particularly if our products are being qualified with multiple customers at the same time. In addition, once our products have been qualified, our customer agreements have no minimum purchase commitments. We may not be able to maintain or expand our distribution channels, manage distribution relationships successfully or market our products through OEMs effectively. Our failure to successfully manage our distribution relationships or the failure of our customers to sell our products could reduce our revenues.

The Loss of Solectron Corporation, Our Sole Manufacturer, or the Failure to Accurately Forecast Demand for Our Products or Successfully Manage Our Relationship With Solectron, Could Negatively Impact Our Ability to Manufacture and Sell Our Products

     We depend on Solectron, a third party manufacturer for numerous companies, to manufacture all of our products at Solectron’s California facilities. If we should fail to effectively manage our relationship with Solectron, or if Solectron experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, our ability to ship products to our customers could be delayed and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. If we are required or choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

     We have entered into a manufacturing agreement with Solectron under which we provide to Solectron a twelve-month product forecast and place purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to our customers. Although our purchase orders placed with Solectron are cancelable, the terms of the agreement would require us to purchase from Solectron all material inventory not returnable or usable by other Solectron customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Solectron to meet customers’ delivery requirements or we may accumulate excess inventories.

     Recently, California has been experiencing a shortage of electric power supply that has resulted in intermittent loss of power in the form of rolling blackouts. While Solectron has not experienced any power failures to date that have prevented their ability to manufacture our products, the continuance of blackouts may affect Solectron’s ability to manufacture our products and meet our scheduled delivery needs.

We Are Dependent on Sole Source and Limited Source Suppliers for Certain Key Components Including ASICs and Power Supplies

     We currently purchase several key components from single or limited sources. We purchase ASICs, microprocessors, certain connectors, certain logic chips, programmable logic devices, and chassis from a single source, and printed circuit boards, power supplies and GBICs from limited sources. In addition, we license certain software that is incorporated into the Brocade Fabric Operating System from Wind River Systems, Inc. If we are unable to buy these components on a timely basis, we will not be able to deliver product to our customers in a timely manner. We use a rolling six-month forecast based on anticipated product orders to determine component requirements. If component requirements are overestimated, we may have excess inventory, which would increase costs. If component requirements are underestimated, we may have inadequate inventory, which could interrupt the manufacturing process. In addition, lead times for materials and components vary significantly and depend on factors such as the specific supplier, contract terms, and demand for a component at a given time. We also may experience shortages of certain components from time to time, which also could delay manufacturing.

Increased Market Competition May Lead to Reduced Sales of Our Products, Reduced Profits and Reduced Market Share

     The markets for our SAN switching products are competitive, and are likely to become even more competitive. Increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share or the failure of our products to achieve or maintain market acceptance. Our products face competition from multiple sources and we may not be able to compete successfully against current and future competitors. Furthermore, as the SAN market evolves, non-Fibre Channel-based products may become available to interconnect servers and storage. To the extent that these products provide the ability to network servers and storage and support high-performance, block-data storage applications, they may compete with our current and future products. These products may include, but are not limited to, non-Fibre Channel based emerging products based on Gigabit Ethernet, 10-Gigabit Ethernet, and Infiniband.

The Prices of Our Products May Decline Which Would Reduce Revenues and Gross Margins

     To date we have not experienced material reductions in our average unit selling prices, except for planned price reductions of older generation products relating to the introduction of new products. The average unit prices of our products may decrease in the future in response to changes in product mix, competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors, or other factors. If we are unable to offset these factors by increasing sales volumes, our total revenues will decline. In addition, to maintain our gross margins, we must develop and introduce new products and product enhancements, and must continue to reduce the manufacturing cost of our products. Failure to reduce the manufacturing cost of our products in response to declines in unit selling prices would result in a decline in our gross margins.

Undetected Software or Hardware Errors Could Increase Our Costs and Reduce Revenues

     Networking products frequently contain undetected software or hardware errors when first introduced or as new versions are released. Our products are complex and errors may be found from time to time in our new or enhanced products. In addition, our products are combined with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of engineering personnel from product development efforts and cause significant customer relations problems. Moreover, the occurrence of hardware and software errors, whether caused by us or another vendor’s SAN products, could delay or prevent the development of the SAN market.

We May Not be Able to Maintain Profitability

     Although we have been profitable since the third quarter of fiscal 1999, we may not be able to maintain profitability in the future. We expect to incur significant costs and expenses for product development, sales and marketing, customer support, facilities expansion, and expansion of corporate infrastructure. We make investment decisions based upon anticipated revenues and margins. Failure of these anticipated revenues and margins to materialize could impact our ability to remain profitable. As a result, we will need to grow our revenues and realize expected margins to maintain profitability.

     In addition, we have a limited operating history. Therefore, it is difficult to forecast future operating results based on historical results. We plan our operating expenses based in part on future revenue projections. Our ability to accurately forecast quarterly revenue is limited for the reasons discussed above in “Our Quarterly Revenues and Operating Results May Fluctuate in Future Periods for a Number of Reasons Which Could Adversely Affect the Trading Price of Our Stock.” Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this were to occur, we could incur losses and our operating results may be below our expectations and those of investors and market analysts.

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

     We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, finance, and operations personnel. Competition for these personnel is intense, especially in the San Francisco Bay Area. In particular, we have experienced difficulty in hiring qualified ASIC, software, system and test, and customer support engineers. We may not be successful in attracting and retaining these individuals in the future. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of and negatively impact our ability to sell our products. In addition, companies in the computer storage and server industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We cannot provide assurance that such claims will not be received in the future as we seek to hire qualified personnel, or that such claims will not result in material litigation. We could incur substantial costs in defending against these claims, regardless of their merits.

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

Others May Bring Infringement Claims Against Us Which Could be Time-Consuming and Expensive to Defend

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We have previously been the subject of a lawsuit alleging infringement of intellectual property rights. Although this dispute was resolved and the lawsuit dismissed, and we are not currently involved in any other intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. These claims and any resulting lawsuit could subject us to significant liability for damages and invalidation of proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling, incorporating or using products or services that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to make, use, sell, import and/or export the relevant technology, which license may not be available on reasonable terms, or at all; and

•	redesign those products or services that use such technology.

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

We May Engage in Future Acquisitions That Dilute Our Stockholders and Cause Us to Incur Debt or Assume Contingent Liabilities

     As part of our strategy, we expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. We may buy businesses, products or technologies in the future. In the event of any future purchases, we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt; or

•	assume liabilities.

     These purchases also involve numerous risks, including:

•	problems combining the purchased operations, technologies, personnel or products;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees of acquired organizations.

     We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future.

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

     In addition, in the United States, our products comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop will be required to comply with standards established by authorities in various countries. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals or certificates could materially harm our business.

Provisions in Our Charter Documents, Customer Agreements and Delaware Law Could Prevent or Delay a Change in Control and May Reduce the Market Price of Our Common Stock

     Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

•	authorizing the issuance of preferred stock without stockholder approval;

•	providing for a classified board of directors with staggered, three-year terms;

•	prohibiting cumulative voting in the election of directors;

•	limiting the persons who may call special meetings of stockholders

•	prohibiting stockholder actions by written consent; and

•	requiring super-majority voting to effect amendments to the foregoing provisions of our certificate of incorporation and bylaws;

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

We Expect to Experience Volatility in Our Stock Price Which Could Negatively Affect Your Investment.

     The market price of our common stock has experienced significant volatility in the past and may continue to fluctuate significantly in response to the following factors, some of which are beyond our control:

•	macroeconomic conditions;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of other technology companies;

•	announcements by us or our competitors of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	losses of major OEM customers;

•	additions or departures of key personnel; and

•	sales of common stock in the future.

     In addition, the stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of performance.

Our Business May be Harmed by Class Action Litigation Due to Stock Price Volatility

     In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. We have recently been, and may in the future be, the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources.

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

Interest Rate Risk

     Our exposure to market risk due to changes in the general level of U.S. interest rates relates primarily to our cash equivalents and short-term investments portfolio. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As such, our short-term investments consist of U.S. Treasury and Federal agency debt securities with original maturity dates between three months and one year. Due to the nature of our short-term investments, we believe that market risk due to changes in interest rates is not material.

     The following table presents (in thousands) our cash equivalents and short-term investments subject to interest rate risk and their related weighted average interest rates at July 28, 2001. Carrying value approximates fair value.

		Average
	Amount	Interest Rate

Cash and cash equivalents	$147,377	3.76%

Short-term investments	93,591	5.25%

Total	$240,968	4.34%

Equity Security Price Risk

     Our exposure to market risk due to equity security price fluctuations primarily relates to investments in marketable equity securities. These investments are generally in companies in the volatile high-technology sector. We do not attempt to reduce or eliminate the market exposure on these securities. A 20 percent adverse change in equity prices would result in a decrease of approximately $26,000 in the fair value of marketable equity securities at July 28, 2001.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     On July 20, 2001, a putative class action captioned Chae v. Brocade Communications Systems, Inc. et al., was filed against the Company and three of its officers and directors (collectively the “Individual Defendants”) in the United States District Court for the Southern District of New York. Also named as defendants were Morgan Stanley & Co., Inc., BT Alex Brown, Inc., and Dain Rauscher, Inc., the underwriters in the Company’s initial public offering. The complaint alleges violations of Section 10(b) of the Securities Act of 1934 (and Rule 10b-5 promulgated thereunder) against all defendants and violations of Section 20(a) of the Securities Act of 1934 against the Individual Defendants. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between May 24, 1999 and July 17, 2001. The Company believes that it has meritorious defenses to this lawsuit and will defend itself vigorously.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation

10.1	1999 Director Option Plan, as amended

(b)	Reports on Form 8-K.

     None.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brocade Communications Systems, Inc.

Date: September 7, 2001	By:	/s/ ANTONIO CANOVA Antonio Canova Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation

10.1	1999 Director Option Plan, as amended