Form 10-K
period 2001-10-27
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2002-01-24
CIK 1009626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended October 27, 2001
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number: 000-25601

Brocade Communications Systems, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	77-0409517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1745 Technology Drive

San Jose, CA 95110
(408) 487-8000
(Address, including zip code, of Registrant’s principal executive offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $7,900,000,000 as of December 28, 2001, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant’s Common Stock on December 28, 2001 was 231,763,496 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement for its 2002 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K Report.

BROCADE COMMUNICATIONS SYSTEMS, INC.

FORM 10-K

PART I

Item 1. Business

General

      This Annual Report on Form 10-K (Annual Report) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding our future:

•	revenues;
•	customer concentration;
•	gross margins;
•	research and development expenses;
•	sales and marketing expenses;
•	general and administrative expenses;
•	facilities lease losses;
•	realization of deferred tax assets;
•	liquidity and sufficiency of existing cash, cash equivalents, and short-term investments for near-term requirements;
•	the effect of recent accounting pronouncements on our financial condition or results of operations; and
•	new product features and introductions.

      You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

      Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the heading “Risk Factors.” All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

The World’s Storage Networking Leader

      We are the world’s leading provider of infrastructure for Storage Area Networks (SANs), offering a product family of Fibre Channel fabric switches which provide an intelligent networking foundation for SANs.

      We deliver and enable hardware and software products, education, and services that allow companies to implement highly available, scalable, manageable, and secure environments for business-critical storage applications. Companies can leverage our SAN infrastructure solutions to connect servers with storage devices and scale them independently, consolidate and share servers and storage resources, centralize data management, share valuable backup resources across the enterprise, and provision and manage more storage without increasing personnel resources. Our products and services allow companies to more easily keep pace with rapid growth in data storage requirements, reduce the total cost of ownership of data storage environments, improve computing network and application efficiency and performance, and simplify the implementation and management of SANs and SAN-based applications.

      Our SilkWorm® family of Fibre Channel fabric switches are fully networkable, enabling customers to create a high-performance SAN fabric that is highly reliable and scalable to support the interconnection of hundreds of server and storage devices, and is compatible with existing and recently introduced products, providing investment protection for the customer.

      Our products are sold through original equipment manufacturer (OEM) partners, master resellers, and fabric partners (systems integrators and value-added resellers). We have relationships with the majority of companies that supply substantially all of the world’s servers and external storage — these companies use our solutions as an intelligent networking platform for their SAN solutions.

      We were incorporated on May 14, 1999, as a Delaware corporation and are the successor to operations originally begun on August 24, 1995. Our headquarters are located in San Jose, California. The mailing address for our headquarters is 1745 Technology Drive, San Jose, California, 95110, telephone number: (408) 487-8000. We can also be reached at our Web site at www.brocade.com. Information contained on our Web site is not a part of this Annual Report. All URLs included in this Annual Report are inactive textual references only.

Market Drivers

      During the last decade, a multitude of changes in computing technology, the implementation of enterprise resource software applications, and the globalization of business via the Internet have created a tremendous increase in data storage requirements — requiring many organizations to reassess the way they view their storage environments. Storage capacity requirements have grown exponentially, and continuous access to data and the devices on which it is stored is now a crucial business requirement.

      In addition to managing increased storage requirements, the current economic environment has created the additional challenge for IT executives of storing and managing data while reducing the total cost of ownership of their storage environments. This is especially true as business information becomes an increasingly strategic corporate asset that must be continuously accessible by employees, partners, and customers. To ensure their business information is stored securely and backed up reliably, many organizations are implementing Brocade-based SANs as an intelligent networking platform for their storage environments.

      High availability and security are fundamental requirements for storage environments — requiring an architecture with redundancy built into both the hardware and the network, as well as a secure platform that is resistant to intentional security breaches or inadvertent human error. In addition, business continuance has increased as a priority for IT executives — requiring a storage networking platform that supports a full spectrum of disaster recovery options from remote data backup to dynamic failover of the data center.

      SANs should be easy to implement, manage, and maintain and provide a high return on investment (ROI). Brocade-based SANs help companies centralize data management, improve server, storage and personnel resource utilization, and provide a highly available and secure platform for business continuance. SANs based on Brocade fabric switches meet some of the most challenging business requirements, including ensuring that all data is protected and accessible across the enterprise, improving efficiency of IT resource management, and maximizing system and data availability. In addition, through Brocade SANs, customers can extend the life of legacy environments by making it possible to leverage existing investments in direct-attached server and storage infrastructure by migrating them into a networked storage environment.

The Intelligent Fabric Services Architecture

      Our next generation products are based on an Intelligent Fabric Services Architecture, which defines a networking foundation for the unique requirements of enterprise storage environments and provides a flexible, intelligent platform for networking storage. This architecture uniquely provides the industry with a hardware foundation of 1 Gigabit per second (Gbit/sec) and 2 Gbit/sec fabric switches, including advanced fabric services such as trunking and frame filtering, enterprise-class security, and an open application programming interface (API) that simplifies fabric management for enterprise storage applications.

Brocade Fibre Channel Fabric Switches

      We provide a family of switches under the SilkWorm trademark. Designed to support all SAN requirements from the entry-level to the enterprise, our switches enable high availability and security in the SAN fabric to support business continuance requirements and assure highly secure and scalable environments for storage applications.

      The SilkWorm family of Fibre Channel fabric switches includes 1 Gbit/sec switches available in 8-port, 16-port, and 64-port configurations, and a 2 Gbit/sec fabric switch currently available in 16-port configurations (the SilkWorm 3800). In addition, the recently announced SilkWorm 12000, scalable to 128 ports and based on an extensible backplane that can support up to 10 Gbit/sec Fibre Channel speeds and multiple networking protocols, is expected to be the industry’s first 2 Gbit/sec high port density fabric switch with these capabilities. Beta shipments of the SilkWorm 12000 were made to OEM customers at the end of fiscal 2001 and we expect volume production to occur during the first calendar quarter of 2002.

      The SilkWorm 3800 and SilkWorm 12000 are based on our third generation Application Specific Integrated Circuit (ASIC) technology. Industry-first features of the architecture include trunking, which aggregates bandwidth between our switches in a SAN fabric to deliver up to 8 Gbit/sec actual speeds. As a result, applications deployed over this infrastructure are higher performing, easier to manage, and less expensive to operate. Other unique capabilities — such as frame filtering, increased zoning capabilities, security and network monitoring capabilities — facilitate the deployment of new SAN management applications, and enable new fabric services for clustering, virtualization, and shared file systems. We expect this architecture to be the foundation for all of our upcoming 2 Gbit/sec products.

Fabric Operating System Software

      Our SilkWorm family of Fibre Channel fabric switches is based on the Brocade Fabric Operating System (Fabric OS). The Fabric OS provides a common, feature-rich platform for SAN-designed applications and offers advanced features for proactive SAN management and monitoring. For example, the capabilities delivered with the Brocade Fabric OS enable applications to dynamically discover physical components in a Brocade SAN and proactively monitor Brocade SAN fabric resources.

      We make the value-added features of the Fabric OS available to qualified partners through the Brocade Fabric Access Layer (Fabric Access), the application programming interface (API) to Fabric OS. These partners are providers of applications, technologies, and products that take advantage of the full features and functionality of the Brocade SAN infrastructure. In addition, we recently introduced Brocade Fabric Manager (Fabric Manager), a host-based centralized management software product dedicated to administering a multi-switch, multi-fabric Brocade environment. Fabric Manager complements existing Brocade SAN management tools, enabling SAN capacity planning through proactive analysis of SAN traffic, and allowing our fabric switches to self-monitor their environment and proactively notify applications of potential problems before they occur.

Market Initiatives

      In addition to providing an intelligent networking platform for storage environments — spanning entry-level to enterprise Fibre Channel fabric switches — we work with more than 150 companies to facilitate the development of technologies and products that further leverage the intelligence in Brocade-based SANs. Through our application programming interface, companies can simplify the management of SANs and gain additional capabilities within their storage and SAN management applications. In addition, our relationships with Cisco Systems, Inc. (Cisco) and others make it possible to internetwork SANs utilizing protocols such as Asynchronous Transfer Mode (ATM), Internet Protocol (IP), and Dense Wave Division Multiplexing (DWDM). Our investments in interoperability and standards, education and professional services ease the deployment of heterogeneous, multi-vendor SANs.

SAN-Designed Applications

      Our Fabric OS provides an intelligent operating system foundation that allows strategic application partners to unlock the power resident within the SAN. Through Fabric Access, companies are taking advantage of our standards-based APIs to develop SAN-designed applications. These companies are developing applications that take specific advantage of the underlying Brocade Intelligent Fabric Services Architecture to simplify management of heterogeneous SANs while providing higher levels of storage application functionality. Brocade Fabric Access partners include companies such as BMC Software, Compaq Computer Corporation (Compaq), EMC Corporation (EMC), and VERITAS Software Corporation (Veritas).

SAN Internetworking

      The deployment of SANs on a large scale is creating the need to internetwork SANs over optical infrastructure through DWDM technologies and over IP-based networks. Brocade-based SANs can be internetworked via ATM, IP, and DWDM solutions from companies such as Adva Optical Networking, Cisco, CNT, LuxN, Nortel Networks, and ONI Systems. This enables the extension of SAN applications for business continuance — high-speed remote data mirroring, wide area data replication, and remote data backup — and new capabilities such as digital content distribution and storage outsourcing.

Interoperability and Standards

      We continue to invest in making SANs simpler to design, deploy, and manage, and in enabling end-to-end interoperability for heterogeneous, multivendor SANs.

•	Standards: We are a major participant in the primary standards and industry groups for SANs, including the National Committee for Information Technology Standards (NCITS) T11 Technical Committee, the primary governing body for Fibre Channel-related standards; the Storage Networking Industry Association (SNIA); the Fibre Channel Industry Association (FCIA); the FibreAlliance; the Internet Engineering Task Force (IETF) and others. We have authored or contributed significantly to many of the storage networking standards in existence today.

•	Interoperability and testing labs: In fiscal 2001, we invested extensively in interoperability and testing labs and plan to continue to invest in interoperability and testing facilities in the future. These facilities enable us to verify new and existing products in large, multivendor SANs, simplifying the complexity of deployment for end-users.

•	Fabric Aware Program: The Brocade Fabric Aware program is an end-to-end interoperability initiative for enterprise SANs. With more than 40 leading industry partners, the program is a comprehensive testing and configuration initiative designed to foster end-to-end SAN interoperability in a multi-vendor, heterogeneous environment.

•	SOLUTIONware: We offer a library of pretested, certified SAN configuration guides for popular SAN environment and application configurations. Brocade SOLUTIONware simplifies SAN deployment by providing a proven and pre-tested set of step by step instructions for addressing today’s most challenging business requirements: data storage management, resource management, and business continuance.

Education Services

      We have established a worldwide education and training organization to deliver high-quality, technical training on SAN technologies and implementation to our partners and their customers. To date, we have trained thousands of SAN technical professionals at our education facilities, providing hands-on technical training in SAN design, implementation, and operation.

      The Brocade SAN Certification Program is an educational service that measures and recognizes IT professionals’ expertise in industry-leading SAN solutions and technologies. Designed to help increase SAN expertise and help ensure superior customer service and support of Brocade-based SANs, the program offers certification for IT professionals on Brocade SANs after completing rigorous testing administered by an independent testing organization.

Professional Services

      Brocade Professional Services Providers (PSPs) are authorized by us to work with SAN customers to assess storage environment requirements, recommend the most effective SAN design and solution, and implement a strategic infrastructure designed to handle the most demanding requirements.

      Authorized PSPs are qualified consulting firms and systems integrators that have completed extensive training in SAN design and implementation using Brocade SAN infrastructure. In fiscal 2001, we grew our PSP program to include eight authorized PSPs in North America.

Sales, Marketing and Support

      Our solutions provide an intelligent platform for networking storage and are designed to meet SAN requirements from entry-level to the enterprise. SANs are one of the key foundation technologies of data centers and high-performance application environments in enterprises where data storage requirements are high and/or dynamic, and in which data availability and reliability are important business requirements.

      We sell and market our products through OEM partners, master resellers, and fabric partners located worldwide. To further accelerate end customer demand for our products, we employ a direct-touch sales force. Our sales force works with our OEM partners, master resellers, and fabric partners to help end customers understand the benefits of SANs, design SANs that enable the networking of their existing IT infrastructure, and ease the deployment of large heterogeneous SANs.

      Our OEM partners include the world’s leading providers of servers and storage. These companies supply the majority of the world’s external storage. Our OEM partners typically offer our products for sale after completing extensive product qualification cycles. Our OEM partners offer either Brocade-branded or OEM-branded products.

      Our master resellers are value-added distributors who are authorized to market, sell, and support the SilkWorm family of fabric switches and software, and provide support services and education to authorized fabric partners.

      Our fabric partners are leading systems integrators and value-added resellers who are authorized to market, sell, and support the SilkWorm family of fabric switches and software, and provide support services and education. Authorized fabric partners have completed comprehensive training on our products and advanced SAN configuration and integration.

      To address the demand for comprehensive maintenance programs for SAN products, we have created a service and support program that leverages the expertise and hands-on capabilities of all our technical resources. We offer several levels of maintenance contracts that can be purchased separately through our master resellers and fabric partners. The plans offer a wide range of service options, including 24 by 7 online self-help, telephone technical assistance and troubleshooting, and hardware repair and replacement.

Customers

      Our primary customers are OEMs, fabric partners, and master resellers. Currently, our major OEM customers include Compaq, Dell Computer Corporation, EMC, Fujitsu Siemens Computers, Hewlett-Packard Company (HP), Hitachi Data Systems, Inc., IBM, Silicon Graphics, Inc., Storage Technology, Sun Microsystems, Inc., and Unisys Corporation. Our major fabric partner customers include Datalink Corporation, Grass Valley Group, StorageNetworks, Inc., Tokyo Electron Limited, and XIOTech Corporation. Our major master reseller customers include Bell Microproducts and GE Access.

      Our revenues are derived primarily from sales of our SilkWorm family of products. For the year ended October 27, 2001, Compaq, EMC, and IBM each contributed over 10 percent of our total revenues. For the year ended October 28, 2000, Compaq and EMC each contributed over 10 percent of our total revenues. For the year ended October 31, 1999, Compaq, EMC, and Sequent Computer Systems each contributed over 10 percent of our total revenues. In September of 1999, IBM acquired Sequent Computer Systems. The level of sales to any customer may vary from quarter to quarter and we expect that significant customer concentration will continue for the foreseeable future. The loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on our financial condition or results of operations.

Acquisitions and Investments

      Our strategy is to facilitate a rapid evolution of the SAN market to enable customers to deploy large SANs that are internetworked across optical infrastructures, IP-based networks, or other communications infrastructure. We are committed to helping SAN customers optimize server, storage, personnel, and application investments and extend those benefits across the enterprise. Enabling end-to-end SAN interoperability and reducing the cost of data management is important in the evolving SAN market. Our approach to acquisitions and investments is to help grow the SAN market and facilitate solutions that help SAN end-user customers get the most out of their server and storage investments. To date, we have made no acquisitions. We have made minority equity investments in companies that develop technology or provide services that are complementary to or broaden the markets for our products, and to promote our business and strategic objectives.

Research and Development

      The industry in which we compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new product introductions. As a result, our success depends, in part, on our ability to continue to enhance our existing solutions and to develop and introduce new solutions that improve performance and reduce the total cost of ownership in the storage environment.

      We have invested heavily in research and development to support current and future product development. We continue to enhance and extend our products to anticipate and meet customer requirements. We continue to increase the speed and performance of our Fabric switching products, and to deliver higher port density and more cost-optimized solutions. We also continue to expand the capability of our Fabric OS by investing in delivering additional functionality of our distributed operating system and new value-added services and software to simplify the management and deployment of SANs. Our products are designed to support current industry standards and will continue to support emerging standards that are consistent with our product strategy. Our products have been designed around a core system architecture, which facilitates a relatively short product design and development cycle and reduces the time to market for new products and features. We intend to continue to leverage this architecture to develop and introduce additional products and enhancements in the future.

      For the years ended October 27, 2001, October 28, 2000, and October 31, 1999, our research and development expenses totaled $110.7 million, $50.5 million, and $15.3 million, respectively. All expenditures for research and development costs have been expensed as incurred. We expect to continue to maintain our high level of investment in research and development.

Competition

      The current and potential market for SAN solutions and technologies is continually evolving and subject to rapid technological change. New SAN solutions and products are continually being introduced by major server and storage providers, and we expect that existing products will be continually enhanced. Currently we face primary competition from other developers of Fibre Channel interconnection products including Gadzoox Networks, Inc., INRANGE Technologies Corporation, McDATA Corporation, QLogic Corporation, and Vixel Corporation.

      In addition, as the SAN market evolves, non-Fibre Channel based interconnection products that interconnect servers and storage may become commercially available. To the extent that these products provide the ability to network servers and storage and support high-performance, block-data storage applications, they may compete with our current and future products. Competitive products might include, but are not limited to, non-Fibre Channel based emerging products based on Gigabit Ethernet, 10 Gigabit Ethernet, and InfiniBand. In addition, networking companies, manufacturers of networking equipment, or other companies may develop competitive products. Our OEM partners or other customers/partners could also develop and introduce products competitive with our product offerings. We believe the competitive factors in this market segment include product performance and features, product reliability, price, size and extent of installed base, ability to meet delivery schedules, customer service, and technical support.

      Some of our potential competitors have longer operating histories, significantly greater resources, and greater brand recognition. As a result, these companies may have greater credibility with our existing and potential customers and may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products than we can. These advantages could allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. In addition, some of our potential competitors have established supplier or joint development relationships with current or potential customers of ours. These competitors may be able to leverage their existing relationships to discourage these customers from purchasing additional products from us or persuade them to replace our products with their products. Such increased competition may result in price reductions, lower gross margins, and reduction of market share. We may not have the financial resources, technical expertise or marketing, manufacturing, distribution, and support capabilities to compete successfully in the future. There can also be no assurance that we will be able to compete successfully against current or future competitors or that current or future competitive pressures will not materially harm our business.

Manufacturing

      We use Solectron Corporation, a third-party contract manufacturer, to manufacture our products. Solectron invoices us based on prices and payment terms mutually agreed upon and set forth in purchase orders we issue to Solectron. The pricing takes into account component costs, manufacturing costs, and margin requirements. Although the purchase orders we place with Solectron are cancelable, the terms of our manufacturing agreement with Solectron would require us to purchase all unused material not returnable or usable by other customers. Although we use Solectron for final turnkey product assembly, we maintain key component expertise internally. We design and develop the key components of our products, including application specific integrated circuits (ASICs) and operating system and other software, as well as certain details in the fabrication and enclosure of our products. In addition, we determine the components that are incorporated into our products and select appropriate suppliers of those components. We are currently in the process of qualifying a second third-party contract manufacturer to manufacture some of our products.

      Although we use standard parts and components for our products where possible, we currently purchase several key components used in the manufacture of our products from single or limited sources. Our principal single-source components are ASICs, microprocessors, certain connectors, certain logic chips, programmable logic devices, and chassis. Our principal limited-source components include printed circuit boards and power supplies. In addition, we license certain software from Wind River Systems, Inc. that is incorporated into the Fabric OS. If we are unable to buy or license these components on a timely basis, we will not be able to deliver our products to customers in a timely manner. We use a rolling six-month forecast based on anticipated product orders to determine component requirements. If we overestimate component requirements, we may have excess inventory, which would increase our costs. If we underestimate component requirements, we may have inadequate inventory, which could interrupt the manufacturing process and result in lost or deferred revenue. In addition, lead times for components vary significantly and depend on factors such as the specific supplier, contract terms, and demand for a component at a given time. We also may experience shortages of certain components from time to time, which also could delay the manufacturing and sales processes.

Patents, Intellectual Property, and Licensing

      We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality agreements, and other contractual restrictions with employees and third parties to establish and protect our proprietary rights. Despite these precautions, the measures we undertake may not prevent misappropriation or infringement of our proprietary technology. These measures may not preclude competitors from independently developing products with functionality or features similar to our products.

      We maintain a program to identify and obtain patent protection for our inventions. It is possible that we will not receive patents for every application we file. Furthermore, our issued patents may not adequately protect our technology from infringement or prevent others from claiming that our products infringe the patents of those third parties. Failure to protect our intellectual property could materially harm our business. In addition, our competitors may independently develop similar or superior technology. It is possible that litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could materially harm our business.

      Some of our products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe that such licenses generally could be obtained on commercially reasonable terms.

      We have received, and may receive in the future, notice of claims of infringement of other parties’ proprietary rights. Infringement or other claims could be asserted or prosecuted against us in the future, and it is possible that past or future assertions or prosecutions could harm our business. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development and release of our products, or require us to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may require us to license back our technology or may not be available on terms acceptable to us, or at all. For these reasons, infringement claims could materially harm our business.

Backlog

      Our business is characterized by short-lead-time orders and fast delivery schedules. Sales of our products are generally made pursuant to contracts and purchase orders that are cancelable without significant penalties. These commitments are subject to price renegotiations and to changes in quantities of products and delivery schedules in order to reflect changes in customers’ requirements and manufacturing availability. In addition, actual shipments depend on the manufacturing capacity of suppliers and the availability of products from such suppliers. As a result of the foregoing factors, we do not believe that backlog at any given time is a meaningful indicator of our ability to achieve any particular level of revenue or financial performance.

Employees

      At October 27, 2001, we had 1,066 employees. No employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with employees to be good. Employees are currently located in our U.S. headquarters in San Jose, California; our European headquarters in Geneva, Switzerland; our Asia Pacific headquarters in Hong Kong; and offices in North America, the United Kingdom, Germany, France, Canada, Korea, Japan, China, Singapore, and Australia. Competition for technical personnel in the computing industry continues to be significant. We believe that our success depends in part on our ability to hire, assimilate, and retain qualified personnel. We cannot assure you that we will continue to be successful at hiring, assimilating, and retaining employees in the future.

Executive Officers of the Registrant

      The following table sets forth certain information regarding our executive officers as of December 31, 2001:

Name	Age	Position

Gregory L. Reyes	39	Chairman of the Board of Directors and Chief Executive Officer
Michael J. Byrd	41	President and Chief Operating Officer
Antonio Canova	40	Vice President, Finance and Chief Financial Officer
Jack Cuthbert	46	Vice President, Worldwide Sales

      Gregory L. Reyes has served as our Chairman of the Board of Directors and Chief Executive Officer since May 2001. From July 1998 to May 2001, Mr. Reyes served as our President and Chief Executive Officer and was a member of our Board of Directors. Before joining Brocade, from January 1995 to June 1998, Mr. Reyes was President and Chief Executive Officer of Wireless Access, Inc., a wireless data communications products company. From January 1995 to November 1997, Mr. Reyes served as Chairman of the Board of Directors of Wireless Access. From January 1991 to January 1995, Mr. Reyes served as Divisional Vice President and general manager of Norand Data Systems, a developer of wireless data networks and hand-held terminals. Mr. Reyes also serves on the Board of Directors and Compensation Committee of Verisign, Inc., an Internet infrastructure company. Mr. Reyes received a B.S. in Economics and Business Administration from Saint Mary’s College in Moraga, California.

      Michael J. Byrd has served as our President and Chief Operating Officer since May 2001. Mr. Byrd joined Brocade in April 1999 and served as our Vice President, Finance and Chief Financial Officer from May 1999 to May 2001. From February 1994 to April 1999, Mr. Byrd served as Vice President, Finance and Chief Financial Officer of Maxim Integrated Products, Inc., a designer, developer and manufacturer of linear and mixed-signal integrated circuits. From 1982 to 1994, Mr. Byrd held various positions at Ernst & Young, most recently as Partner. Mr. Byrd received a B.S. in Business Administration from California Polytechnic State University, San Luis Obispo.

      Antonio Canova has served as our Vice President, Finance and Chief Financial Officer since May 2001. Mr. Canova joined Brocade in November 2000 as our Vice President, Finance. From April 2000 to November 2000, Mr. Canova served as Vice President, Chief Financial Officer, and Secretary of Wireless Inc., a wireless broadband equipment manufacturer. From 1984 to 2000, Mr. Canova held various positions at KPMG LLP, most recently as Partner. Mr. Canova received a B.S. in Accounting from Santa Clara University.

      Jack Cuthbert has served as our Vice President, Worldwide Sales since November 2001. From November 2000 to November 2001, Mr. Cuthbert served as our Vice President, Worldwide Sales, Marketing and Support, and from April 2000 to November 2000, Mr. Cuthbert served as our Vice President, Worldwide Marketing. He was Vice President North American Sales from October 1999 to April 2000, and was Director, Channel Sales from June 1998 to October 1999. From November 1996 to June 1998, Mr. Cuthbert served as Vice President, North American Sales at Macromedia, Inc., an Internet software development company. From July 1986 to July 1996, Mr. Cuthbert held various positions at SGI, a producer of visual computing systems, most recently Director, North American Channels. Mr. Cuthbert received a B.Sc. in Physics from the University of Waterloo in Canada and a M.S. in Engineering Physics from McMaster University in Canada.

Certain Financial Information

      Financial information relating to foreign and domestic sales and operations for the three years ended October 27, 2001, October 28, 2000, and October 31, 1999, is set forth in Note 11, “Segment Information,” of the Notes to Consolidated Financial Statements attached hereto. Financial information relating to revenues, income and total assets for the three years ended October 27, 2001, October 28, 2000, and October 31, 1999, can be found under “Selected Financial Data” and also in our Consolidated Financial Statements attached hereto.

      Brocade, the B weave logo and SilkWorm are registered trademarks of Brocade Communications Systems, Inc. or its subsidiaries in the United States and/or in other countries. All other brands, products, or service names are or may be trademarks or service marks of, and are used to identify, products or services of their respective owners.

Risk Factors

Our quarterly revenues and operating results may fluctuate in future periods for a number of reasons, which could adversely affect the trading price of our stock.

      Our quarterly revenues and operating results may vary significantly in the future due to a number of factors, any of which may cause our stock price to fluctuate. The primary factors that may impact the predictability of our quarterly results include the following:

•	changes in general economic conditions and specific economic conditions in the computer, storage, and networking industries. In particular, recent economic uncertainty has resulted in a general reduction in information technology (IT) spending. This reduction in IT spending has lead to a decline in our growth rates compared to historical trends;
•	the timing of customer orders and product implementations, particularly large orders from and product implementations of our OEM customers;

•	the effects of terrorist activity and armed conflict, such as disruptions in general economic activity;
•	announcements and new product introductions by competitors;
•	deferrals of customer orders in anticipation of new products, services or product enhancements introduced by us or our competitors;
•	our ability to obtain sufficient supplies of sole or limited sourced components, including application specific integrated circuits (ASICs), microprocessors, certain logic chips, programmable logic devices, chassis, printed circuit boards, and power supplies;
•	increases in prices of components used in the manufacture of our products;
•	our ability to attain and maintain production volumes and quality levels; and
•	variations in the mix of our switches sold and the mix of distribution channels through which they are sold.

      Accordingly, the results of any prior periods should not be relied upon as an indication of future performance. To the extent that our operating results are below expectations of market analysts or investors our stock price may decline.

Our revenues may be impacted by changes in information technology spending levels.

      In recent quarters, unfavorable economic conditions and reduced IT spending rates in the United States, Europe, and Asia have adversely affected our operating results and lead to a decline in our growth rates compared to historical trends. We are unable to predict when IT spending rates will return to historical levels, if at all. Should there be further reductions in either domestic or international IT spending rates, or should IT spending rates not return to historical levels, our revenues, operating results, and financial condition may continue to be adversely affected.

Our success depends on our ability to develop new and enhanced products that achieve widespread market acceptance.

      We currently derive substantially all of our revenues from sales of our SilkWorm family of products. We expect that revenue from this product family will continue to account for a substantial portion of our revenues for the foreseeable future. Therefore, widespread market acceptance of these products is critical to our future success. Some of our products have been only recently introduced and therefore, the demand and market acceptance of these products is uncertain. Factors that may affect the market acceptance of our products include the performance, price and total cost of ownership of our products; the features and functionality of our products; the availability and price of competing products and technologies; and the success and development of our OEMs and system integrators. Many of these factors are beyond our control.

      Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and introducing high-quality, cost-effective products and product enhancements on a timely basis and by keeping pace with technological developments and emerging industry standards. We expect to launch new products and upgrades to our existing products during the next year and our future revenue growth will be dependent on the success of these new products. We have in the past experienced delays in product development and such delays may occur in the future.

As we introduce new products, we must manage the transition between our new products and our older products.

      As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, and ensure that enough supplies of new products can be delivered to meet customers’ demands. Our failure to develop and successfully introduce new products and product enhancements could adversely affect our business and financial results. For example, we recently accelerated the transition of our product offerings from 1 to 2 Gbit/sec technology, which resulted in us recording charges of approximately $12.1 million for inventory purchase commitments, fixed asset impairments and other charges. Our failure to manage the transition to newer products could result in an increase in inventory levels and/or a decline in revenues.

      In particular, in conjunction with the transition of our product offerings from 1 to 2 Gbit/sec technology, we have begun introducing products with new features and functionality. We face risks relating to this product transition, including risks relating to forecasting of demand for 2 Gbit/sec products and related transition issues, as discussed in the previous paragraph, as well as possible product and software defects and a potentially different sales and support environment due to the complexity of these new systems. If we fail to timely introduce new 2 Gbit/sec products with enhanced features, such as our SilkWorm 12000 family of products, or if there is no demand for these products, our business could be seriously harmed.

International political instability may increase our cost of doing business and disrupt our business.

      Increased international political instability, as demonstrated by the September 2001 terrorist attacks, disruption in air transportation and further enhanced security measures as a result of the September 2001 terrorist attacks, the conflict in Afghanistan and the increasing tension in the Middle East, may hinder our ability to do business and may increase our costs. This increased instability may, for example, negatively impact the reliability and cost of transportation, negatively impact the desire of our employees and customers to travel, adversely affect our ability to obtain adequate insurance at reasonable rates, or require us to take extra security precautions for our operations. In addition, to the extent that air transportation is delayed or disrupted, the operations of our contract manufacturers and suppliers may be disrupted, particularly if shipments of components and raw materials are delayed. If this international political instability continues or increases, our business and results of operations could be harmed.

Failure to manage expansion effectively could seriously harm our business, financial condition and prospects.

      Our ability to successfully implement our business plan, develop and offer products, and manage expansion in a rapidly evolving market requires a comprehensive and effective planning and management process. We continue to increase the scope of our operations domestically and internationally, and have grown headcount substantially. In addition, we plan to continue to hire employees in the foreseeable future. Our growth in business, headcount, and relationships with customers and other third parties has placed, and will continue to place, a significant strain on management systems and resources. Our failure to continue to improve upon our operational, managerial, and financial controls, reporting systems, and procedures, and/or our failure to continue to expand, train, and manage our work force worldwide, could seriously harm our business and financial results.

Failure to adequately anticipate future OEM and end-user product needs and failure to forecast OEM and end-user demand could negatively impact the demand for our products and reduce our revenues.

      We sell and market our products through OEM partners, fabric integrator partners and master resellers. We must continually assess, anticipate and respond to the needs of these OEM partners, fabric integrator partners and master resellers. We must ensure that our products integrate with solutions provided by these OEM partners, fabric integrator partners and master resellers. We must also continually assess, anticipate and respond to the needs of their customers, who are the end-users of our products. If we fail to respond to the needs of these groups, our business and operating results could be harmed.

      Because we sell and market our products through OEM partners, fabric integrator partners, and master resellers, our direct contact with the end-users of our products is often limited. Although we make every effort to communicate with, understand, and anticipate the current and future needs of the end-users of our products, to a large extent we rely on our OEM partners, fabric integrator partners, and master resellers for visibility into those end-user requirements. Our failure to adequately assess and anticipate future end-user needs could negatively impact the demand for our products and reduce our revenues.

      Similarly, we have limited ability to forecast the demand for our products. In preparing sales and demand forecasts, we largely rely on input from our OEM partners, fabric integrator partners, and master resellers. If we fail to effectively communicate with our customers about end-user demand or other time sensitive information, sales and demand forecasts may not reflect the most accurate, up-to-date information. Because we make business decisions based on our sales and demand forecasts, should these forecasts not materialize, our business and financial results could be negatively impacted.

We plan to increase our international sales activities significantly, which will subject us to additional business risks.

      We plan to expand our international sales activities significantly. Expansion of international operations will involve inherent risks that we may not be able to control, including:

•	supporting multiple languages;
•	recruiting sales and technical support personnel with the skills to support our products;
•	increased complexity and costs of managing international operations;
•	protectionist laws and business practices that favor local competition;
•	multiple, potentially conflicting, and changing governmental laws and regulations, including differing employment laws;
•	longer sales cycles;
•	difficulties in collecting accounts receivable;
•	reduced or limited protections of intellectual property rights; and
•	political and economic instability.

      To date, none of our international revenues and costs of revenues has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and thus less competitive in foreign markets. In the future, a portion of our international revenues may be denominated in foreign currencies, including the Euro, which will subject us to risks associated with fluctuations in those foreign currencies. Additionally, we receive significant tax benefits from sales to our international customers. These benefits are contingent upon existing tax laws in both the United States and in the respective countries in which our international customers are located. Future changes in domestic or international tax laws could affect the continued realizability of the tax benefits we are currently receiving and expect to receive from sales to our international customers.

We depend on OEM customers. The loss of any of these customers could significantly reduce our revenues.

      Although our customer base has increased, we still depend on large, recurring purchases from a limited number of large OEM customers. Our agreements with our OEM customers are typically cancelable, non-exclusive, and have no minimum purchase requirements. For the fiscal year ended October 27, 2001, eight customers represented over 83 percent of our total revenues, and three customers, Compaq, EMC, and IBM, each represented at least 10 percent of our total revenues. In addition, HP and Compaq, two of our OEM customers, have announced their intent to merge, which may result in a disruption in our sales to these two customers. We anticipate that our revenues and operating results will continue to depend on sales to a relatively small number of customers. Therefore, the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, could seriously harm our financial condition and results of operations.

Failure to expand distribution channels and manage distribution relationships could significantly reduce our revenues.

      Our success will depend on our continuing ability to develop and manage relationships with significant OEMs, system integrators and resellers, as well as on the sales efforts and success of these customers. Our OEM customers may evaluate our products for a limited time period before they begin to market and sell them. Assisting these customers through the evaluation process may require significant sales, marketing, and management efforts on our part, particularly if our products are being qualified with multiple customers at the same time. In addition, once our products have been qualified, our customer agreements have no minimum purchase commitments. We may not be able to maintain or expand our distribution channels, manage distribution relationships successfully or market our products through OEMs effectively. Our failure to manage successfully our distribution relationships or the failure of our customers to sell our products could reduce our revenues.

The loss of Solectron Corporation, our sole manufacturer, or the failure to accurately forecast demand for our products or successfully manage our relationship with Solectron, could negatively impact our ability to manufacture and sell our products.

      We currently depend on Solectron, a third party manufacturer for numerous companies, to manufacture all of our products. If we should fail to effectively manage our relationship with Solectron, or if Solectron experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, our ability to ship products to our customers could be delayed and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. Although we are currently in the process of qualifying a second third-party contract manufacturer to manufacture some of our products, if we are required or choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

      We have entered into a manufacturing agreement with Solectron under which we provide to Solectron a twelve-month product forecast and place purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to our customers. Although our purchase orders placed with Solectron are cancelable, the terms of the agreement would require us to purchase from Solectron all inventory components not returnable or usable by other Solectron customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Solectron to meet customers’ delivery requirements or we may accumulate excess inventories. As of October 27, 2001, we had commitments to Solectron for purchases of components of approximately $37.9 million, net of amounts reserved for purchase commitments, which we, as of that date, expected to utilize during future normal ongoing operations. As of that date we also had commitments to other parties of $8.3 million, net of amounts reserved for purchase commitments, which we, as of that date, also expected to utilize during future normal ongoing operations.

We are dependent on sole source and limited source suppliers for certain key components including ASICs and power supplies.

      We currently purchase several key components used in the manufacture of our products from single or limited sources. We purchase ASICs, microprocessors, certain connectors, certain logic chips, programmable logic devices, and chassis from single sources, and printed circuit boards and power supplies from limited sources. In addition, we license certain software from third parties that is incorporated into our Fabric OS. If we are unable to buy or license these components on a timely basis, we will not be able to deliver product to our customers in a timely manner. We use a rolling six-month forecast based on anticipated product orders to determine component requirements. If we overestimate component requirements, we may have excess inventory, which would increase our costs. If we underestimate component requirements, we may have inadequate inventory, which could interrupt the manufacturing process and result in lost or deferred revenue. In addition, lead times for components vary significantly and depend on factors such as the specific supplier, contract terms, and demand for a component at a given time. We also may experience shortages of certain components from time to time, which also could delay the manufacturing and sales processes.

Increased market competition may lead to reduced sales of our products, reduced profits and reduced market share.

      The markets for our SAN switching products are competitive, and are likely to become even more competitive. Increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share or the failure of our products to achieve or maintain market acceptance. Our products face competition from multiple sources and we may not be able to compete successfully against current and future competitors. Furthermore, as the SAN market evolves, non-Fibre Channel-based products may become available to interconnect servers and storage. To the extent that these products provide the ability to network servers and storage and support high-performance, block-data storage applications, they may compete with our current and future products. These products may include, but are not limited to, non-Fibre Channel based emerging products based on Gigabit Ethernet, 10-Gigabit Ethernet and Infiniband.

The prices of our products may decline which would reduce our revenues and gross margins.

      The average unit prices of our products may decrease in the future in response to changes in product mix, competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors, or other factors. For example, the average unit prices of our products have declined over the past three years as a result of competitive pricing pressures and our efforts to increase market share. If we are unable to offset these factors by increasing sales volumes, our total revenues will decline. In addition, to maintain our gross margins, we must develop and introduce new products and product enhancements, and must continue to reduce the manufacturing cost of our products. Failure to reduce the manufacturing cost of our products in response to declines in unit selling prices would result in a decline in our gross margins.

Undetected software or hardware errors could increase our costs and reduce our revenues.

      Networking products frequently contain undetected software or hardware errors when first introduced or as new versions are released. Our products are becoming increasingly complex and errors may be found from time to time in our new or enhanced products. In addition, our products are combined with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of engineering personnel from product development efforts and cause significant customer relations problems. Moreover, the occurrence of hardware and software errors, whether caused by us or another vendor’s SAN products, could delay or prevent the development of the SAN market.

We may not be able to maintain profitability.

      We may not be able to maintain profitability in the future. We expect to incur significant costs and expenses for product development, sales and marketing, customer support, and expansion of corporate infrastructure. We make investment decisions based upon anticipated revenues and margins. Failure of these anticipated revenues and margins to materialize could impact our future profitability.

      In addition, we have a limited operating history. Therefore, it is difficult to forecast future operating results based on historical results. We plan our operating expenses based in part on future revenue projections. Our ability to accurately forecast quarterly revenue is limited for the reasons discussed above in “Our quarterly revenues and operating results may fluctuate in future periods for a number of reasons, which could adversely affect the trading price of our stock.” Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this were to occur, we could incur losses and our operating results may be below our expectations and those of investors and market analysts.

If we lose key personnel or are unable to hire additional qualified personnel, we may not be successful.

      Our success depends to a significant degree upon the continued contributions of key management, engineering, and sales and marketing personnel, many of whom would be difficult to replace. We do not have key person life insurance on any of our key personnel. We also believe that our success depends to a significant extent on the ability of management to operate effectively, both individually and as a group.

      We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, finance, and operations personnel. We have experienced difficulty in hiring qualified ASIC, software, system and test, sales and marketing, and customer support personnel. We may not be successful in attracting and retaining these individuals in the future. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel could delay the development and introduction of and negatively impact our ability to sell our products. In addition, companies in the computer storage and server industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We cannot provide assurance that such claims will not be received in the future as we seek to hire qualified personnel, or that such claims will not result in material litigation. We could incur substantial costs in defending against these claims, regardless of their merits.

We may be unable to protect our intellectual property, which would negatively affect our ability to compete.

      We rely on a combination of patent, copyright, trademark, trade secret laws, confidentiality agreements and other contractual restrictions to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants, and corporate partners, and control access to and distribution of our technology, software, documentation, and other confidential information. These measures may not preclude competitors from independently developing products with functionality or features similar to our products. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we take to prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States, will be effective.

Others may bring infringement claims against us, which could be time-consuming and expensive to defend.

      In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We have previously been the subject of a lawsuit alleging infringement of intellectual property rights. Although this dispute was resolved and the lawsuit dismissed, and we are not currently involved in any other intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. These claims and any resulting lawsuit could subject us to significant liability for damages and invalidation of proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling, incorporating or using products or services that use the challenged intellectual property;
•	obtain from the owner of the infringed intellectual property a license to the relevant intellectual property, which license may require us to license our intellectual property to such owner, or may not be available on reasonable terms or at all; and
•	redesign those products or services that use such technology.

      If we are forced to take any of the foregoing actions, we may be unable to manufacture, use, sell, import and/or export our products, which would reduce revenues.

We may engage in future acquisitions that dilute our stockholders and cause us to use cash, to incur debt or assume contingent liabilities.

      As part of our strategy, we expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. We may buy businesses, products or technologies in the future. In the event of any future purchases, we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;
•	use cash, which may result in a reduction of our liquidity;
•	incur debt; or
•	assume liabilities.

      These purchases also involve numerous risks, including:

•	problems combining the purchased operations, technologies, personnel or products;
•	unanticipated costs;

•	diversion of management’s attention from our core business;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with entering markets in which we have no or limited prior experience; and
•	potential loss of key employees of acquired organizations.

      We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future.

Our products must comply with evolving industry standards and government regulations.

      Industry standards for SAN products are continuing to emerge, evolve, and achieve acceptance. To remain competitive, we must continue to introduce new products and product enhancements that meet these industry standards. All components of the SAN must interoperate together. Industry standards are in place to specify guidelines for interoperability and communication based on standards specifications. Our products comprise only a part of the entire SAN solution used by the end-customer and we depend on the companies that provide other components of the SAN solution, many of whom are significantly larger than us, to support the industry standards as they evolve. The failure of these providers to support these industry standards could adversely affect the market acceptance of our products.

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

Provisions in our charter documents, customer agreements and Delaware law could prevent or delay a change in control and may reduce the market price of our common stock.

      Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

•	authorizing the issuance of preferred stock without stockholder approval;
•	providing for a classified board of directors with staggered, three-year terms;
•	prohibiting cumulative voting in the election of directors;
•	limiting the persons who may call special meetings of stockholders;
•	prohibiting stockholder actions by written consent; and
•	requiring super-majority voting to effect amendments to the foregoing provisions of our certificate of incorporation and bylaws.

      Certain provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us. Further, our agreements with certain of our customers require that we give prior notice of a change of control and grant certain manufacturing rights following the change of control.

We expect to experience volatility in our stock price, which could negatively affect your investment.

      The market price of our common stock has experienced significant volatility in the past and may continue to fluctuate significantly in response to the following factors, some of which are beyond our control:

•	macroeconomic conditions;
•	actual or anticipated fluctuations in our operating results;
•	changes in financial estimates by securities analysts;
•	changes in market valuations of other technology companies;
•	announcements by us or our competitors of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	losses of major OEM customers;
•	additions or departures of key personnel;

•	sales of common stock in the future; and
•	incurring additional debt.

      In addition, the stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of performance.

Our business may be harmed by class action litigation due to stock price volatility.

      In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. We are currently in litigation regarding alleged nondisclosure of improprieties in the distribution of shares in our initial public offering by our underwriters, including undisclosed fees and commissions received by the underwriters and alleged laddering arrangements. In addition, in the future we may be the target of other securities litigation. Securities litigation could result in substantial costs and divert management’s attention and resources.

Business interruptions could adversely affect our business.

      Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters, is located near major earthquake faults and we neither carry earthquake insurance nor have we set aside funds or reserves to cover such earthquake-related losses. Our facilities in the State of California have been subject to rolling electrical blackouts resulting from shortages of available electrical power. Should these blackouts continue to occur or increase in severity in the future, they could disrupt the operations of our affected facilities. Although we carry business interruption insurance to mitigate the impact of potential business interruptions, should a business interruption occur, our business could be seriously harmed.

Our private minority equity investments are subject to equity price risk and their value may fluctuate.

      From time to time, we make equity investments for the promotion of business and strategic objectives. The market price and valuation of the securities that we hold in these companies may fluctuate due to market conditions and other circumstances over which we have little or no control. To the extent that the fair value of these securities is less than our cost over an extended period of time, our results of operations and financial position could be negatively impacted.

Item 2.     Properties

      Our principal administrative, sales and marketing, education, customer support, and research and development facilities are located in approximately 495,000 square feet of leased office space in San Jose, California. Of this total, we currently occupy approximately 300,000 square feet. The remaining 195,000 square feet is currently under construction and we intend to occupy a portion of this additional space upon its scheduled completion during the first quarter of calendar 2002. In the fourth quarter of fiscal 2001, we identified approximately 97,000 square feet of this committed office space that, based on our anticipated hiring needs, we do not expect to utilize for the foreseeable future. Accordingly, this space has been made available for sublease (see Note 3, “Facilities Lease Losses and Asset Impairment Charges,” of the Notes to Consolidated Financial Statements). The leases on these facilities will expire beginning August 2010. In addition to the San Jose facilities, we also lease sales, marketing, and administrative office space in various locations throughout the world.

Item 3.     Legal Proceedings

      We are subject to various legal proceedings, claims, and litigation that arise in the normal course of our business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations, or cash flows.

      On July 20, 2001, a putative class action captioned Chae v. Brocade Communications Systems, Inc. et al. was filed against us and three of our officers and directors (collectively the “Individual Defendants”) in the United States District Court for the Southern District of New York. Also named as defendants were Morgan Stanley & Co., Inc., BT Alex Brown, Inc., and Dain Rauscher, Inc., the underwriters in our initial public offering. The complaint alleges violations of Section 10(b) of the Securities Act of 1934 (and Rule 10b-5 promulgated thereunder) against all defendants and violations of Section 20(a) of the Securities Act of 1934 against the Individual Defendants. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between May 24, 1999 and July 17, 2001. A second, substantively similar complaint, Radliff v. Brocade Communications Systems, Inc., was filed in the same court on September 25, 2001. We believe that the claims are without merit and intend to defend the actions vigorously.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock has been quoted on the Nasdaq National Market under the symbol “BRCD” since our initial public offering on May 24, 1999. Prior to this time, there was no public market for the stock. See “Item 6. Selected Financial Data” for the high and low bid prices per share of our common stock as reported on the Nasdaq National Market, for the periods indicated.

      We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. According to records of our transfer agent, we had 538 stockholders of record at October 27, 2001.

Item 6.     Selected Financial Data

      The following selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Annual Report. The consolidated statement of operations data set forth below for each of the years in the three-year period ended October 27, 2001, the consolidated balance sheet data as of October 27, 2001 and October 28, 2000, are derived from, and qualified by reference to, the audited financial statements appearing elsewhere in this Annual Report. The statement of operations data for the years ended October 31, 1998, and October 31, 1997, and the balance sheet data as of October 31, 1999, October 31, 1998, and October 31, 1997, are derived from audited financial statements not included herein. All references to earnings per share and the number of common shares have been retroactively restated to reflect three two-for-one stock splits, effected on December 3, 1999, March 15, 2000, and December 22, 2000.

      Note: We changed our fiscal year end to the last Saturday in October, beginning with the fiscal year ended October 28, 2000. This change did not have a material impact on our financial position or results of operations.

	Fiscal Year Ended

	October 27,	October 28,	October 31,	October 31,	October 31,
	2001(1)	2000	1999	1998	1997

	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$513,030	$329,045	$68,692	$24,246	$8,482
Cost of revenues	212,956	137,456	33,497	15,759	6,682

Gross margin	300,074	191,589	35,195	8,487	1,800

Operating expenses:
Research and development	110,749	50,505	15,267	14,744	7,666
Sales and marketing	94,931	46,524	13,288	5,154	2,112
General and administrative	17,737	10,506	3,849	3,813	1,464
Amortization of deferred stock compensation	1,082	1,120	1,937	7	—
Facilities lease losses and other charges	49,888	—	—	—	—

Total operating expenses	274,387	108,655	34,341	23,718	11,242

Income (loss) from operations	25,687	82,934	854	(15,231)	(9,442)
Interest and other income (expense), net	8,207	5,382	1,737	120	(177)
Loss on investments, net	(16,092)	—	—	—	—

Income (loss) before provision for income taxes	17,802	88,316	2,591	(15,111)	(9,619)
Provision for income taxes	14,954	20,385	106	—	—

Net income (loss)	$2,848	$67,931	$2,485	$(15,111)	$(9,619)

Net income (loss) per share — Basic	$0.01	$0.33	$0.02	$(0.56)	$(0.60)
Net income (loss) per share — Diluted	$0.01	$0.28	$0.01	$(0.56)	$(0.60)
Shares used in per share calculation — Basic	221,051	207,454	104,376	27,200	15,976
Shares used in per share calculation — Diluted	243,162	242,504	204,584	27,200	15,976

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$255,148	$155,039	$89,305	$10,420	$18,472
Working capital	257,794	230,028	79,253	5,276	15,334
Total assets	683,722	455,179	117,280	21,301	26,100
Non-current liabilities associated with lease losses	30,896	—	—	—	—
Long-term portion of debt and capital lease obligations	—	—	—	2,209	1,954
Redeemable convertible preferred stock	—	—	—	35,261	30,359
Total stockholders’ equity (deficit)	537,886	390,877	84,206	(27,355)	(13,458)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)

	(In thousands, except per share and stock price data)
Quarterly Data:
Fiscal Year Ended October 27, 2001
Net revenues	$165,024	$115,206	$116,279	$116,521
Gross margin	$98,970	$69,133	$69,795	$62,176
Income (loss) from operations	$44,337	$12,654	$15,110	$(46,414)
Net income (loss)	$32,502	$11,981	$12,045	$(53,680)
Per share amounts:
Basic	$0.15	$0.05	$0.05	$(0.24)
Diluted	$0.13	$0.05	$0.05	$(0.24)
Shares used in computing per share amounts:
Basic	216,128	219,865	222,863	225,350
Diluted	247,856	238,740	246,219	225,350
Bid prices:
High	$131.15	$108.06	$55.25	$39.34
Low	$65.75	$16.75	$27.74	$12.60

Fiscal Year Ended October 28, 2000
Net revenues	$42,740	$62,053	$92,138	$132,114
Gross margin	$22,656	$36,000	$53,979	$78,954
Income from operations	$8,065	$15,663	$24,044	$35,162
Net income	$7,308	$13,316	$20,077	$27,230
Per share amounts:
Basic	$0.04	$0.06	$0.10	$0.13
Diluted	$0.03	$0.06	$0.08	$0.11
Shares used in computing per share amounts:
Basic	202,080	205,982	209,208	212,546
Diluted	235,536	241,860	244,424	248,194
Bid prices:
High	$46.46	$92.50	$105.63	$133.72
Low	$29.56	$38.19	$43.25	$81.13

(1)	The fiscal year ended October 27, 2001 includes the impact of the following items recorded during the fourth quarter ended October 27, 2001: charges to cost of revenues of $7.7 million primarily associated with the accrual of purchase commitments for excess inventory components related to an accelerated transition of product offerings from 1 to 2 Gbit/sec technology; charges included in operating expenses of $45.5 million related to estimated facilities lease losses and the impairment of certain related leasehold improvements following a comprehensive evaluation of real estate facility requirements; charges included in operating expenses of $4.4 million related to the impairment of equipment no longer used in research and development and sales and marketing efforts associated with an accelerated transition of product offerings from 1 to 2 Gbit/sec technology and other charges; and losses of $19.5 million related to other-than-temporary declines in the fair value of minority equity investments in non-publicly traded companies as a result of the recent significant deterioration in the private equity markets, and related adjustment for income tax provisions. The above charges and resulting income tax effects resulted in reductions to net income per share on a diluted basis of $0.29 and $0.27 for the three months and year ended October 27, 2001, respectively.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

	Fiscal Year Ended

	October 27,	October 28,	October 31,
	2001	2000	1999

Net revenues	100.0%	100.0%	100.0%
Cost of revenues	41.5	41.8	48.8

Gross margin	58.5	58.2	51.2

Operating expenses:
Research and development	21.6	15.4	22.2
Sales and marketing	18.5	14.1	19.4
General and administrative	3.5	3.2	5.6
Amortization of deferred stock compensation	0.2	0.3	2.8
Facilities lease losses and other charges	9.7	—	—

Total operating expenses	53.5	33.0	50.0

Income from operations	5.0	25.2	1.2
Interest and other income, net	1.6	1.6	2.5
Loss on investments, net	(3.1)	—	—

Income before provision for income taxes	3.5	26.8	3.7
Provision for income taxes	2.9	6.2	0.1

Net income	0.6%	20.6%	3.6%

      Revenues. Our revenues are derived primarily from sales of our SilkWorm family of products. Net revenues for the year ended October 27, 2001 increased to $513.0 million, an increase of 56 percent compared with net revenues of $329.0 million for the year ended October 28, 2000. Net revenues for the year ended October 28, 2000, represented an increase of 379 percent over net revenues of $68.7 million for the year ended October 31, 1999. These increases in net revenues reflect increased demand for SAN switching products and are the result of increased unit sales to several OEM and fabric integrator customers, and to an expanding customer base. The increases in unit sales have been partially offset by declining average unit selling prices.

      Domestic and international revenues were approximately 71 percent and 29 percent of our total revenues, respectively, for the year ended October 27, 2001. For the year ended October 28, 2000, domestic and international revenues were approximately 78 percent and 22 percent of our total revenues, respectively, and for the year ended October 31, 1999, substantially all of our revenues were domestic. International revenues primarily consisted of sales to countries in Western Europe and Asia. Revenues are attributed to geographic areas based on the location of the customer to which product is shipped. Domestic revenues include sales to certain OEM customers who then distribute product to their international customers.

      A significant portion of our revenues is concentrated among a relatively small number of customers. For the year ended October 27, 2001, three customers each contributed over 10 percent of our total revenues for a combined total of 56 percent of our total revenues. For the year ended October 28, 2000, two customers each contributed over 10 percent of our total revenues for a combined total of 49 percent of our total revenues, and for the year ended October 31, 1999, three customers each contributed over 10 percent of our total revenues for a combined total of 70 percent of our total revenues. The level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, could seriously harm our financial condition and results of operations. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of customers. In addition, HP and Compaq, two of our OEM customers, have announced their intent to merge, which could result in a disruption in our sales to these two customers.

      In recent quarters, unfavorable economic conditions and reduced information technology (IT) spending rates in the United States, Europe, and Asia have lead to a decline in our growth rates compared to historical trends. We are unable to predict when IT spending rates will return to historical levels, if at all.

      Product revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable, and collectibility is probable. However, revenue recognition is deferred for shipments to new customers and for shipments of next generation products to existing customers when significant support services are required to successfully integrate our product into our customer’s products. These revenues, and related costs, are deferred and recognized when the customer has successfully integrated our product into its product offerings and we have met our support obligations. In addition, revenue from sales to master resellers is recognized upon reported sell-through. Our post-sales obligations are generally limited to product warranties. Service revenue is recognized over the contractual period, generally one to three years. Warranty costs, sales returns, and other allowances are accrued based on experience at the time of shipment.

      Gross margin. Gross margin increased to 58.5 percent for the year ended October 27, 2001, compared with 58.2 percent and 51.2 percent for the years ended October 28, 2000, and October 31, 1999, respectively. The increases were primarily due to lower component and manufacturing costs and the allocation of fixed manufacturing costs over a greater revenue base, partially offset by declines in average unit selling prices of our products. Gross margin for the year ended October 27, 2001 was adversely affected by charges for inventory reserves and charges related to the accrual of purchase commitments for excess inventory components used in the manufacture of our 1 Gbit/sec related products as a result of an accelerated transition of our product offerings from 1 to 2 Gbit/sec technology.

      During the fourth quarter ended October 27, 2001, we announced the general availability of our SilkWorm 3800 enterprise fabric switch. The SilkWorm 3800 is the first in an expected family of 2 Gbit/sec per second products. Subsequent to its introduction we realized that our customers would transition from 1 to 2 Gbit/sec technology more rapidly than we had previously expected. We expect this product will accelerate the market demand for 2 Gbit/sec products. As a result of this expected accelerated transition of product offerings from 1 to 2 Gbit/sec technologies, our gross margin for the year ended October 27, 2001 was adversely affected by a charge of $7.7 million recorded during the fourth quarter ended October 27, 2001, related to the accrual of purchase commitments for excess inventory components used in the manufacture of our 1 Gbit/sec related products.

      Research and development expenses. Research and development (R&D) expenses increased to $110.7 million for the year ended October 27, 2001, compared with $50.5 million and $15.3 million for the years ended October 28, 2000, and October 31, 1999, respectively. R&D expenses consist primarily of salaries and related personnel expenses; fees paid to consultants and outside service providers; nonrecurring engineering charges; prototyping expenses related to the design, development, testing and enhancement of our products; and IT and facilities expenses. The increases in R&D expenses reflect our belief that continued investment in research and development is a critical factor in maintaining our competitive position. We currently anticipate that R&D expenses will continue to increase in absolute dollars, but will remain relatively constant as a percentage of net revenues.

      Sales and marketing expenses. Sales and marketing expenses increased to $94.9 million for the year ended October 27, 2001, compared with $46.5 million and $13.3 million for the years ended October 28, 2000, and October 31, 1999, respectively. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses. The increases in sales and marketing expenses were primarily due to the hiring of additional sales and marketing personnel and increased direct selling expenses, such as commissions, associated with increased revenues. We believe that continued investment in sales and marketing is critical to the success of our strategy to expand relationships with our OEM customers; to expand our presence in the fabric integration channel; to communicate with, understand and anticipate the current and future needs of the end users of our products in order to increase demand for our partners; and to maintain our leadership position in the SAN market. In addition, during the year ended October 27, 2001, we began expanding our international sales activities in various countries in Europe and the Asia Pacific region. We currently anticipate that sales and marketing expenses will increase in both absolute dollars and as a percentage of net revenues.

      General and administrative expenses. General and administrative (G&A) expenses increased to $17.7 million for the year ended October 27, 2001, compared with $10.5 million and $3.8 million for the years ended October 28, 2000, and October 31, 1999, respectively. G&A expenses consist primarily of salaries and related expenses for executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, legal expenses, other corporate expenses, and IT and facilities expenses. The increases in G&A expenses were primarily due to additional headcount and other expenses necessary to manage and support increased levels of business activity. We currently anticipate that G&A expenses will continue to increase in absolute dollars, but will remain relatively constant as a percentage of net revenues.

      Amortization of deferred stock compensation. In connection with the grant of certain stock options to employees during the year ended October 31, 1999, we recorded deferred stock compensation of $5.1 million. No additional deferred stock compensation was recorded during the years ended October 27, 2001, or October 28, 2000. Deferred stock compensation is amortized over the vesting periods of the applicable options. For each of the years ended October 27, 2001, and October 28, 2000, we recorded amortization of deferred stock compensation of $1.1 million, and for the year ended October 31, 1999, we recorded amortization of deferred stock compensation of $1.9 million. At October 27, 2001, unamortized deferred stock compensation was $1.0 million.

      Facilities lease losses and other charges. During the year ended October 27, 2001, we experienced the impact of unfavorable economic conditions and a reduction in IT spending rates. As a result of these continuing unfavorable economic conditions and our reevaluation of future employee hiring in terms of timing and geographic location, we performed a comprehensive analysis of our real estate facility requirements and identified excess facility space, which has been offered for sublease. Factors considered in the analysis included, but were not limited to, anticipated future revenue growth rates; anticipated future headcount requirements in terms of both headquarters and field personnel; and anticipated sublease terms and time to sublease based upon current market conditions. Based upon the results of this analysis and the excess facilities space identified, during the fourth quarter ended October 27, 2001, we recorded a charge of $45.5 million related to facilities lease losses and the impairment of certain related assets (see Note 3, “Facilities Lease Losses and Asset Impairment Charges,” of the Notes to Consolidated Financial Statement).

      The facilities lease losses and related asset impairment charges are estimates in accordance with SFAS No. 5, “Accounting for Contingencies,” and represent the low-end of an estimated range that may be adjusted upon the occurrence of a future triggering event. Triggering events may include, but are not limited to, changes in estimated time to sublease, sublease terms, and sublease rates. Should operating lease rental rates continue to decline in current markets or should it take longer than expected to find a suitable tenant to sublease the facility, adjustments to the facilities lease losses reserve will be made in future periods, if necessary, based upon the then current actual events and circumstances. We have estimated that under certain circumstances the facilities lease losses could increase to $63.0 million.

      Also during the fourth quarter ended October 27, 2001, we announced the general availability of our SilkWorm 3800 enterprise fabric switch, the first in an expected family of 2 Gbit/sec per second products. As a result of the expected accelerated transition of our product offerings from 1 to 2 Gbit/sec technology, we recorded a charge of $4.4 million primarily related to the impairment of certain 1 Gbit/sec related equipment no longer used in research and development and sales and marketing efforts (see Note 3, “Facilities Lease Losses and Asset Impairment Charges,” of the Notes to Consolidated Financial Statements).

      Interest and other income, net. Net interest and other income increased to $8.2 million for the year ended October 27, 2001, compared with $5.4 million for the year ended October 28, 2000, and $1.7 million for the year ended October 31, 1999. These increases were primarily the result of higher average cash and short-term investment balances, partially offset by declining interest rates. We currently anticipate that both interest income and interest expense will increase in future periods as a result of the $550 million in convertible subordinated notes that we sold in private placements on December 21, 2001, and January 10, 2002 (see Note 12, “Subsequent Events,” of the Notes to Consolidated Financial Statements).

      Loss on investments, net. Net loss on investments for the year ended October 27, 2001, consisted of impairment losses on minority equity investments in non-publicly traded companies of $24.2 million, partially offset by realized gains on sales of marketable equity securities of $8.1 million.

      We have made certain minority equity investments in non-publicly traded companies that develop technology or provide services that are complementary to or broaden the markets for our products, and to promote our business and strategic objectives. These minority equity investments in non-public companies are included in other assets on our consolidated balance sheets, are carried at cost, and are accounted for under the cost method. We hold less than 20 percent of the voting equity of such companies, and neither have nor seek corporate governance or significant influence over their respective operating and financial policies. We monitor our investments for impairment on a quarterly basis and make appropriate reductions in carrying values when such impairment is determined to be other-than-temporary. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the inability to obtain additional private financing to fulfill the investee’s stated business plan and cash burn rate; the need for changes to the respective investee’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary.

      During the year ended October 27, 2001, we made minority equity investments in non-publicly traded companies of $23.6 million. Our investments were made primarily in companies in the storage networking, Internet infrastructure, fabless semiconductor, networking services, and managed storage services industries. These companies were, and continue to be, development stage companies with significant risks. During the year ended October 27, 2001, the industries in which these companies compete experienced considerable market declines associated with a depressed macroeconomic environment and there remains significant uncertainty regarding the timing of any recovery. Many of these companies had spent the majority of their funding on operating activities and/or lost key business partners due to bankruptcy, and we determined that the carrying value of our investments were impaired. Based upon current market conditions and substantial doubt about these companies’ ability to raise additional funding, achieve positive cash flow, and achieve projected revenues, we concluded the impairments were other-than-temporary and recorded impairment charges of $24.2 million. The impairment charges reduced the carrying value of our investments to the estimated fair value. At October 27, 2001, and October 28, 2000, the carrying values of our minority equity investments in non-publicly traded companies were $2.2 million and $2.8 million, respectively.

      If the companies with whom we have remaining investments are unable to raise additional capital, or if the results of operations and financial condition of these companies continue to decline, and market conditions do not improve, we may incur additional impairment charges in our investment portfolio in the future.

      Provision for income taxes. Our effective tax rate was 84.0 percent for the year ended October 27, 2001, compared with 23.1 percent and 4.0 percent for the years ended October 28, 2000, and October 31, 1999, respectively. Our effective tax rates have historically differed from the federal statutory rate for various reasons (see Note 8, “Income Taxes,” of the Notes to Consolidated Financial Statements). For the year ended October 27, 2001, our effective tax rate differed from the federal statutory rate primarily due to the inability to benefit certain losses on minority equity investments in non-publicly traded companies. We currently expect an effective tax rate of approximately 29.0 percent for the fiscal year ending October 26, 2002. Our ability to realize this 29.0 percent tax rate requires that international revenues and earnings be achieved as planned. To the extent that international revenues and earnings differ from plan, a factor largely influenced by the buying behavior of our OEM customers, or unfavorable changes in tax laws and regulations occur, our tax rate could change.

Liquidity and Capital Resources

      Cash, cash equivalents, and short-term investments were $255.1 million at October 27, 2001, an increase of $100.1 million over the prior year amount of $155.0 million. For the year ended October 27, 2001, we generated $111.7 million in cash from operating activities, primarily from net income before non-cash charges related to facilities lease losses and asset impairments, and net impairment losses on minority equity investments in non-publicly traded companies. Also included in cash from operations were income tax benefits related to employee stock option transactions offset by an increase in deferred tax assets. At October 27, 2001, we had $235.2 million in deferred tax assets, which we believe will be will be realizable through profitable future operations. Net cash used in investing activities totaled $70.1 million and was primarily the result of $82.3 million invested in capital equipment and $23.6 million invested in minority equity investments in non-publicly traded companies, partially offset by net maturities of short-term investments of $23.0 million and proceeds from sales of marketable equity securities of $12.8 million. Net cash provided by financing activities totaled $81.2 million and was the result of proceeds from the issuance of common stock related to employee participation in employee stock plans.

      We have entered into various agreements to lease our headquarters facilities in San Jose, California. In connection with these lease agreements, and subsequent amendments, we have signed unconditional, irrevocable letters of credit totaling $18.7 million as security for the leases (see Note 6 “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements).

      We have a manufacturing agreement with Solectron Corporation (Solectron) under which we provide to Solectron a twelve-month product forecast and place purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to our customers. Although the purchase orders we place with Solectron are cancelable, the terms of the agreement require us to purchase from Solectron all unused inventory components not returnable or usable by other Solectron customers. At October 27, 2001, our commitment to Solectron for such inventory components was $37.9 million, net of purchase commitment reserves, which we expect to utilize during future normal ongoing operations.

      Independently of Solectron, we purchase several key components used in the manufacture of our products. At October 27, 2001, we had non-cancelable purchase commitments for various components totaling $8.3 million, net of purchase commitment reserves, which we expect to utilize during future normal ongoing operations.

      We have established purchase commitment reserves for excess inventory component commitments to Solectron and other key component vendors that we believe may not be realizable during future normal ongoing operations. Our commitments to Solectron and other key component vendors are based on our current forecasts of revenue. To the extent that such forecasts are not achieved, our commitments and associated reserve levels may change.

      On December 21, 2001, and January 10, 2002, we sold, in private placements pursuant to Section 4(2) of the Securities Act of 1933, as amended, $550 million in aggregate principal amount of 2 percent convertible subordinated notes due 2007. The initial purchasers of the notes were Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney, Inc. and Merrill Lynch, Pierce Fenner and Smith Incorporated, who purchased the notes from us at a discount of 2.25 percent of the aggregate principal amount. Holders of the notes may, in whole or in part, convert the notes into shares of our common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes at any time prior to maturity on January 1, 2007. We are required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. We intend to use the net proceeds of the offering of $537.6 million for general corporate purposes, including working capital and capital expenditures.

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

Recent Accounting Pronouncements

      During the fourth quarter of the year ended October 27, 2001, we adopted Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). The adoption of SAB 101 did not have a material impact on our operating results or financial position.

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 “Business Combinations” (SFAS 141) and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, thereby eliminating use of the pooling of interests method. SFAS 141 also requires that an intangible asset acquired in a business combination be recognized apart from goodwill if: (i) the intangible asset arises from contractual or other legal rights or (ii) the acquired intangible asset is capable of being separated from the acquired enterprise, as defined in SFAS 141.

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

      We are required to apply SFAS 141 to business combinations initiated after June 30, 2001 and are required to adopt SFAS 142 at the beginning of fiscal 2003, with the exception of goodwill and intangible assets with indefinite lives acquired after June 30, 2001, which will be immediately subject to the non-amortization and amortization provisions as defined by SFAS 142.

      We do not expect the adoption of either SFAS 141 or SFAS 142 to have a material impact on our financial position, results of operations, or cash flows.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 121), and certain provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30). SFAS 144 establishes standards for long-lived assets to be disposed of, and redefines the valuation and presentation of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We do not expect the adoption of SFAS 144 to have a material effect on our financial position, results of operations, or cash flows.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

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

      The following table (in thousands) presents our cash equivalents and short-term investments subject to interest rate risk and their related weighted average interest rates at October 27, 2001. Carrying value approximates fair value.

		Average
	Amount	Interest Rate

Cash and cash equivalents	$150,118	2.67%
Short-term investments	105,030	4.38%

Total	$255,148	3.37%

Equity Security Price Risk

      Our exposure to market risk due to equity security price fluctuations primarily relates to investments in marketable equity securities. These investments are generally in companies in the volatile high-technology sector. We do not attempt to reduce or eliminate the market exposure on these securities. A 20 percent adverse change in equity prices would result in a decrease of approximately $66,000 in the fair value of marketable equity securities at October 27, 2001.

Item 8.     Financial Statements and Supplementary Data

BROCADE COMMUNICATIONS SYSTEMS, INC.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Brocade Communications Systems, Inc.:

      We have audited the accompanying consolidated balance sheets of Brocade Communications Systems, Inc. (a Delaware corporation) and subsidiaries as of October 27, 2001 and October 28, 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended October 27, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brocade Communications Systems, Inc. and subsidiaries as of October 27, 2001 and October 28, 2000 and the results of their operations and their cash flows for each of the three years in the period ended October 27, 2001, in conformity with accounting principles generally accepted in the United States.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

San Jose, California

November 20, 2001
(except with respect to the matters discussed in Note 12,
as to which the date is January 10, 2002.)

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	October 27,	October 28,	October 31,
	2001	2000	1999

	(In thousands, except per share data)
Net revenues	$513,030	$329,045	$68,692
Cost of revenues	212,956	137,456	33,497

Gross margin	300,074	191,589	35,195

Operating expenses:
Research and development	110,749	50,505	15,267
Sales and marketing	94,931	46,524	13,288
General and administrative	17,737	10,506	3,849
Amortization of deferred stock compensation	1,082	1,120	1,937
Facilities lease losses and other charges	49,888	—	—

Total operating expenses	274,387	108,655	34,341

Income from operations	25,687	82,934	854
Interest and other income, net	8,207	5,382	1,737
Loss on investments, net	(16,092)	—	—

Income before provision for income taxes	17,802	88,316	2,591
Provision for income taxes	14,954	20,385	106

Net income	$2,848	$67,931	$2,485

Net income per share — Basic	$0.01	$0.33	$0.02

Net income per share — Diluted	$0.01	$0.28	$0.01

Shares used in per share calculation — Basic	221,051	207,454	104,376

Shares used in per share calculation — Diluted	243,162	242,504	204,584

The accompanying notes are an integral part of these consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	October 27,	October 28,
	2001	2000

	(In thousands,
	except par value)
ASSETS
Current assets:
Cash and cash equivalents	$150,118	$27,265
Short-term investments	105,030	127,774

Total cash, cash equivalents and short-term investments	255,148	155,039
Marketable equity securities	332	49,251
Accounts receivable, net of allowances for doubtful accounts of $3,025 and $2,970, respectively	68,900	72,242
Inventories, net	10,307	798
Deferred tax assets, net	28,025	13,775
Prepaid expenses and other current assets	10,022	3,225

Total current assets	372,734	294,330
Property and equipment, net	97,457	38,769
Deferred tax assets, net	207,209	116,475
Other assets	6,322	5,605

Total assets	$683,722	$455,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,082	$23,958
Accrued employee compensation	21,994	23,363
Deferred revenue	12,630	2,056
Current liabilities associated with lease losses	11,339	—
Other accrued liabilities	43,895	14,925

Total current liabilities	114,940	64,302
Non-current liabilities associated with lease losses	30,896	—
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized: Issued and outstanding: 229,762 and 222,559 shares at October 27, 2001 and October 28, 2000, respectively	230	223
Additional paid-in capital	493,738	306,868
Deferred stock compensation	(1,038)	(2,320)
Accumulated other comprehensive income	522	44,520
Retained earnings	44,434	41,586

Total stockholders’ equity	537,886	390,877

Total liabilities and stockholders’ equity	$683,722	$455,179

The accompanying notes are an integral part of these consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Redeemable Convertible			Common			Warrants
	Preferred Stock			Stock		Additional	for	Deferred
						Paid-In	Common	Stock
	Shares	Amount	Warrants	Shares	Amount	Capital	Stock	Compensation

	(In thousands)
Balances at October 31, 1998	9,235	$35,261	$648	41,560	$42	$2,183	$—	$(300)
Issuance of Series D redeemable convertible preferred stock, net	299	2,322	(326)	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(9,534)	(37,583)	(322)	117,000	117	37,466	322	—
Issuance of common stock	—	—	—	35,680	35	67,999	—	—
Issuance of stock for notes receivable from stockholders	—	—	—	18,816	19	6,393	—	—
Repayments on notes receivable from stockholders	—	—	—	—	—	—	—	—
Exercise of warrants for common stock	—	—	—	2,272	2	380	(322)	—
Compensation charges	—	—	—	—	—	80	—	—
Deferred stock compensation	—	—	—	—	—	5,077	—	(5,077)
Amortization of deferred stock compensation	—	—	—	—	—	—	—	1,937
Repurchase of common stock	—	—	—	(1,248)	(1)	(92)	—	—
Change in unrealized gain (loss) on short-term investments	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—

Balances at October 31, 1999	—	—	—	214,080	214	119,486	—	(3,440)
Issuance of common stock	—	—	—	8,479	9	39,026	—	—
Repayments on notes receivable from stockholders	—	—	—	—	—	—	—	—
Tax benefits of employee stock transactions	—	—	—	—	—	148,356	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	1,120
Change in unrealized gain (loss) on marketable equity securities and short-term investments	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—

Balances at October 28, 2000	—	—	—	222,559	223	306,868	—	(2,320)
Issuance of common stock	—	—	—	7,369	7	81,328	—	—
Tax benefits of employee stock transactions	—	—	—	—	—	104,682	—	—
Charitable contribution of stock	—	—	—	42	—	1,000	—	—
Compensation charges	—	—	—	—	—	107	—	—
Deferred stock compensation adjustment	—	—	—	—	—	(200)	—	200
Amortization of deferred stock compensation	—	—	—	—	—	—	—	1,082
Repurchase of common stock	—	—	—	(208)	—	(47)	—	—
Change in unrealized gain (loss) on marketable equity securities and short-term investments	—	—	—	—	—	—	—	—
Reclassification adjustment for gains previously included in net income	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—

Balances at October 27, 2001	—	$—	$—	229,762	$230	$493,738	$—	$(1,038)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Notes	Accumulated		Total
	Receivable	Other	Retained	Stockholders’
	from	Comprehensive	Earnings	Equity	Comprehensive
	Stockholders	Income (Loss)	(Deficit)	(Deficit)	Income (Loss)

	(In thousands)
Balances at October 31, 1998	$(450)	$—	$(28,830)	$(27,355)
Issuance of Series D redeemable convertible preferred stock, net	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	—	—	—	37,905	—
Issuance of common stock	—	—	—	68,034	—
Issuance of stock for notes receivable from stockholders	(6,412)	—	—	—	—
Repayments on notes receivable from stockholders	1,202	—	—	1,202	—
Exercise of warrants for common stock	—	—	—	60	—
Compensation charges	—	—	—	80	—
Deferred stock compensation	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	1,937	—
Repurchase of common stock	—	—	—	(93)	—
Change in unrealized gain (loss) on short-term investments	—	(49)		(49)	(49)
Net income	—	—	2,485	2,485	2,485

Balances at October 31, 1999	(5,660)	(49)	(26,345)	84,206	$2,436

Issuance of common stock	—	—	—	39,035	—
Repayments on notes receivable from stockholders	5,660	—	—	5,660	—
Tax benefits of employee stock transactions	—	—	—	148,356	—
Amortization of deferred stock compensation	—	—	—	1,120	—
Change in unrealized gain (loss) on marketable equity securities and short-term investments	—	44,569	—	44,569	44,569
Net income	—	—	67,931	67,931	67,931

Balances at October 28, 2000	—	44,520	41,586	390,877	$112,500

Issuance of common stock	—	—	—	81,335	—
Tax benefits of employee stock transactions	—	—	—	104,682	—
Charitable contribution of stock	—	—	—	1,000	—
Compensation charges	—	—	—	107	—
Deferred stock compensation adjustment	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	1,082	—
Repurchase of common stock	—	—	—	(47)	—
Change in unrealized gain (loss) on marketable equity securities and short-term investments	—	(43,998)	—	(43,998)	(43,998)
Reclassification adjustment for gains previously included in net income	—	—	—	—	8,112
Net income	—	—	2,848	2,848	2,848

Balances at October 27, 2001	$—	$522	$44,434	$537,886	$(33,038)

The accompanying notes are an integral part of these consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	October 27,	October 28,	October 31,
	2001	2000	1999

	(In thousands)
Cash flows from operating activities:
Net income	$2,848	$67,931	$2,485
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefits from employee stock option transactions	104,682	148,356	—
Deferred taxes	(104,984)	(130,250)	—
Depreciation and amortization	16,959	6,876	3,693
Impairment losses on investments, net of gains	16,092	—	—
Provisions for doubtful accounts receivable and sales returns	1,444	1,097	2,218
Non-cash compensation expense	1,189	1,120	2,017
Charitable stock contribution charge	1,000	—	—
Asset impairment charges	6,683	—	—
Changes in assets and liabilities:
Accounts receivable	1,898	(56,200)	(15,927)
Inventories	(10,020)	539	407
Prepaid expenses and other assets	(8,157)	(1,479)	(4,168)
Accounts payable	1,124	13,294	7,417
Accrued employee compensation	(1,369)	18,949	3,786
Deferred revenue	10,574	(5,632)	7,145
Other accrued liabilities	32,924	5,053	7,397
Liabilities associated with lease losses	38,834	—	—

Net cash provided by operating activities	111,721	69,654	16,470

Cash flows from investing activities:
Purchases of property and equipment	(82,330)	(40,698)	(3,317)
Purchases of short-term investments	(49,194)	(90,306)	(75,769)
Proceeds from maturities of short-term investments	72,207	26,619	12,000
Proceeds from sales of marketable equity securities	12,765	—	—
Purchases of non-marketable minority equity investments	(23,562)	(7,799)	—

Net cash used in investing activities	(70,114)	(112,184)	(67,086)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock and warrants	—	—	1,996
Proceeds from issuance of common stock, net	81,288	39,035	67,952
Proceeds from notes receivable from stockholders	—	5,660	1,202
Payments on line of credit	—	—	(1,672)
Payments on capital lease obligations	(42)	(436)	(784)
Proceeds from notes payable	—	—	247
Payments on notes payable	—	—	(3,209)

Net cash provided by financing activities	81,246	44,259	65,732

Net increase in cash and cash equivalents	122,853	1,729	15,116
Cash and cash equivalents, beginning of year	27,265	25,536	10,420

Cash and cash equivalents, end of year	$150,118	$27,265	$25,536

Supplemental disclosure of cash flow information:
Cash paid for interest	$236	$475	$359

Cash paid for income taxes	$537	$26	$—

Conversion of redeemable convertible preferred stock upon initial public offering	$—	$—	$37,905

Issuance of stock for notes receivable from stockholders	$—	$—	$6,412

The accompanying notes are an integral part of these consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Operations of Brocade

      Brocade Communications Systems, Inc. (Brocade or the Company) is the world’s leading provider of infrastructure for Storage Area Networks (SANs), offering a product family of Fibre Channel fabric switches which provide an intelligent networking foundation for SANs. Brocade delivers products, and provides education and services that allow companies to implement highly available, scalable, manageable, and secure environments for business-critical storage applications. The Brocade SilkWorm family of Fibre Channel fabric switches enables customers to create a high-performance SAN fabric that is highly reliable and scalable to support the interconnection of hundreds of server and storage devices, and is compatible with existing and recently introduced products, providing investment protection for the customer. Brocade products are sold through OEM partners, master resellers, and fabric partners.

      Brocade was incorporated on May 14, 1999 as a Delaware corporation and is the successor to operations originally begun on August 24, 1995. The Company’s headquarters are located in San Jose, California.

2.     Summary of Significant Accounting Policies

Fiscal Year

      The Company changed its fiscal year end to the last Saturday in October, beginning with the fiscal year ended October 28, 2000. This change did not have a material impact on the Company’s financial position or results of operations.

Principles of Consolidation

      The Consolidated Financial Statements include the accounts of Brocade Communication Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash, Cash Equivalents and Short-term Investments

      The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. Investment securities with original maturities of more than three months but less than one year are considered short-term investments. The Company’s short-term investments consist of U.S. Treasuries and Federal Agency debt securities with original maturity dates between three months and one year. All short-term investments are classified as available-for-sale. Unrealized holding gains and losses are included in accumulated other comprehensive income in the accompanying consolidated balance sheets, net of any related tax effect. Realized gains and losses are included in loss on investments, net in the consolidated statements of operations and the specific identification method is used to determine the cost basis of securities sold. For the years ended October 27, 2001, October 28, 2000, and October 31, 1999, no gains or losses were realized on the sale of short-term investments.

Marketable Equity Securities and Other Investments

      Marketable equity securities consist of equity holdings in public companies and are classified as available-for-sale when there are no restrictions on the Company’s ability to immediately liquidate such securities. The fair value of marketable equity securities is determined using quoted market prices for those securities. Unrealized holding gains and losses are included in accumulated other comprehensive income in the accompanying consolidated balance sheets, net of any related tax effect. Realized gains and losses are calculated based on the specific identification method and are included in loss on investments, net in the consolidated statements of operations.

      The Company also has certain other minority equity investments in non-publicly traded companies. These investments are included in other assets on the Company’s consolidated balance sheets, are carried at

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost, and are accounted for under the cost method. The Company holds less than 20 percent of the voting equity of such companies, and neither has nor seeks corporate governance or significant influence over the respective company’s operating and financial policies. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the inability to obtain additional private financing to fulfill the investee’s stated business plan and cash burn rate; the need for changes to the respective investee’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary (see Note 4).

Fair Value of Financial Instruments

      Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, marketable equity securities, accounts receivable, employee notes receivables, accounts payable, and accrued liabilities, approximate fair value because of their short maturities. The fair values of short-term investments and marketable equity securities are determined using quoted market prices for those securities or similar financial instruments.

Inventories, net

      Inventories are stated at the lower of cost or market, using the first in, first out method. Inventory costs include material, labor and overhead. Inventories consisted of the following and are shown net of reserves for excess and obsolete inventory (in thousands):

	October 27,	October 28,
	2001	2000

Raw materials	$6,572	$352
Work-in-process	—	2
Finished goods	3,735	444

Total	$10,307	$798

Property and Equipment, net

      Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally four years except for the Company’s enterprise-wide, integrated business information system, which is being depreciated over seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life of the asset or the remaining term of the lease. Property and equipment consisted of the following (in thousands):

	October 27,	October 28,
	2001	2000

Computer equipment and software	$104,236	$37,449
Furniture and fixtures	3,200	2,006
Leasehold improvements	12,974	8,517

	120,410	47,972
Less: Accumulated depreciation and amortization	(22,953)	(9,203)

Total	$97,457	$38,769

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Leasehold improvements at October 27, 2001, are shown net of estimated asset impairments related to facilities lease losses (see Note 3). Included in property and equipment at October 27, 2001, and October 28, 2000, are assets acquired under capital lease obligations with a total cost and related accumulated amortization of $2.6 million.

Accrued Employee Compensation

      Accrued employee compensation consists of accrued wages, commissions, payroll taxes, vacation, payroll deductions for the employee stock purchase plan and other employee benefit payroll deductions.

Other Accrued Liabilities

      Other accrued liabilities consisted of the following (in thousands):

	October 27,	October 28,
	2001	2000

Income taxes payable	$17,030	$2,290
Purchase commitments	13,216	1,572
Accrued warranty	4,765	4,815
Other	8,884	6,248

Total	$43,895	$14,925

Concentrations

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. Cash, cash equivalents, and short-term investments are primarily maintained at three major financial institutions in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand. The Company generally invests only in high credit quality, short-term debt instruments and limits the amount of credit exposure to any one entity.

      A majority of the Company’s trade receivable balance is derived from sales to original equipment manufacturers in the computer storage and server industry. At October 27, 2001, and October 28, 2000, 76 percent and 70 percent of accounts receivable, respectively, were concentrated with five customers. The Company performs on going credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company has established reserves for credit losses and product sales returns. The Company has not experienced material credit losses in any of the periods presented.

      For the fiscal years ended October 27, 2001, October 28, 2000, and October 31, 1999, three, two, and three customers each contributed over 10 percent of the Company’s total revenues for combined totals of 56 percent, 49 percent, and 70 percent of total revenues, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company’s financial condition or results of operations. In addition, HP and Compaq, two of the Company’s OEM customers, have announced their intent to merge, which could result in a disruption in the Company’s sales to these two customers.

      The Company currently relies on single and limited supply sources for several key components used in the manufacture of its products. Additionally, the Company relies on a single third party manufacturer for the production of its products. The inability of the Company’s single and limited source suppliers or the inability of the Company’s third party manufacturer to fulfill supply and production requirements, respectively, could negatively impact future results.

      The Company’s business is concentrated in the storage area networking industry. Accordingly, the Company’s future success depends upon the buying patterns of such customers and the continued demand by

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such customers for the Company’s products. The Company’s continued success will depend upon its ability to enhance its existing products and to develop and introduce, on a timely basis, new products and features that keep pace with technological developments and emerging industry standards.

Revenue Recognition

      Product revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable, and collectibility is probable. However, revenue recognition is deferred for shipments to new customers and for shipments of next generation products to existing customers when significant support services are required to successfully integrate the Company’s product into the customer’s products. These revenues, and related costs, are deferred and recognized when the customer has successfully integrated the Company’s product into its product offerings and the Company has met its support obligations. In addition, revenue from sales to master resellers is recognized upon reported sell-through. The Company’s post-sales obligations are generally limited to product warranties. Service revenue is recognized over the contractual period, generally one to three years. Warranty costs, sales returns, and other allowances are accrued based on experience at the time of shipment.

Warranty Expense

      The Company provides for estimated expenses for warranty obligations as revenue is recognized to the extent not covered by its third-party contract manufacturer. The Company has not experienced any material warranty claims.

Research and Development

      Costs to develop the Company’s products are expensed as incurred in accordance with Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs” (SFAS 2).

Software Development Costs

      In accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” (SFAS 86), the Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which it has defined as completion of designing, coding and testing activities. For the years ended October 27, 2001, October 28, 2000, and October 31, 1999, the amount of costs eligible for capitalization, after consideration of factors such as realizable value, were not material and, accordingly, all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations for all periods presented.

      Costs related to internally developed software and software purchased for internal use are capitalized in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” During the year ended October 28, 2000, the Company purchased an enterprise-wide, integrated business information system. At October 27, 2001, $15.3 million in capitalized costs related to the purchase and subsequent implementation of this system were included in property and equipment. These costs are being depreciated over a period of seven years.

Advertising Costs

      The Company expenses all advertising costs as incurred.

Impairment of Long-lived Assets

      The company accounts for the impairment of long-lived assets pursuant to Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets to be Disposed of,” (SFAS 121). Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During the fourth quarter ended October 27, 2001, the Company recorded a charge of $5.7 million related to the impairment of certain leasehold improvements associated with estimated facilities lease losses, and a charge of $4.4 million primarily related to the impairment of certain 1 Gbit/sec related equipment no longer used in research and development and sales and marketing efforts (see Note 3).

Income Taxes

      The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (SFAS 109). Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. The Company believes its deferred tax assets will be realized through future profitable operations.

Computation of Net Income Per Share

      Net income per share is presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (SFAS 128), for all periods presented. In accordance with SFAS 128, basic net income per share is computed using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method.

      The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share amounts):

	Fiscal Year Ended

	October 27,	October 28,	October 31,
	2001	2000	1999

Net income	$2,848	$67,931	$2,485

Basic and diluted net income per share:
Weighted-average common shares outstanding	226,798	218,368	121,056
Less: Weighted-average shares subject to repurchase	(5,747)	(10,914)	(16,680)

Weighted-average shares used in computing basic net income per share	221,051	207,454	104,376
Dilutive effect of common share equivalents	22,111	35,050	100,208

Weighted-average shares used in computing diluted net income per share	243,162	242,504	204,584

Basic net income per share	$0.01	$0.33	$0.02

Diluted net income per share	$0.01	$0.28	$0.01

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

      Comprehensive income is comprised of net income and unrealized holding gains (losses) on marketable equity securities and short-term investments.

Stock-Based Compensation

      The Company accounts for its stock option plans and its Employee Stock Purchase Plan in accordance with the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (APB 25), whereby the difference between the exercise price and the fair value at the date of grant is recognized as compensation expense. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), established a fair value based method of accounting for stock-based plans. Companies that elect to account for stock-based compensation plans in accordance with APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123. Accordingly, pro forma disclosures required under SFAS 123 are included in Note 7.

Stock Splits

      On November 8, 1999, January 21, 2000, and November 29, 2000, the Company’s Board of Directors approved two-for-one splits of the Company’s common stock. The stock began trading on a split-adjusted basis on December 3, 1999, March 15, 2000, and December 22, 2000, respectively. All references in the accompanying consolidated financial statements and notes thereto to earnings per share and the number of common shares have been retroactively restated to reflect the common stock splits.

Derivatives

      During the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of SFAS 133 did not have a material impact on the Company’s operations or financial position. At October 27, 2001, the Company did not hold any derivative instruments.

Foreign Currency Translation

      Assets and liabilities of non-U.S. subsidiaries that operate where the local currency is the functional currency are translated to U.S. dollars at exchange rates in effect at the balance sheet date with the resulting translation adjustments recorded directly to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the year. Where the U.S. dollar is the functional currency, translation adjustments are recorded in income. Foreign currency translation adjustments have, to date, not been material. Gains and losses from foreign currency transactions, which were not material for any of the years presented, are included in interest and other income, net in the Company’s consolidated statements of operations.

Use of Estimates in Preparation of Consolidated Financial Statements

      The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for but not limited to the useful lives of fixed assets, allowances for doubtful accounts and product returns, inventory and warranty reserves, fixed asset and investment impairment charges, facilities lease losses and other charges, accrued liabilities and other reserves, taxes, and contingencies. Actual results could differ from these estimates.

Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

      During the fourth quarter of the year ended October 27, 2001, the Company adopted Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). The adoption of SAB 101 did not have a material impact on the Company’s operating results or financial position.

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 “Business Combinations” (SFAS 141) and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, thereby eliminating use of the pooling of interests method. SFAS 141 also requires that an intangible asset acquired in a business combination be recognized apart from goodwill if: (i) the intangible asset arises from contractual or other legal rights or (ii) the acquired intangible asset is capable of being separated from the acquired enterprise, as defined in SFAS 141.

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

      The Company is required to apply SFAS 141 to business combinations initiated after June 30, 2001 and is required to adopt SFAS 142 at the beginning of fiscal 2003, with the exception of goodwill and intangible assets with indefinite lives acquired after June 30, 2001, which will be immediately subject to the non-amortization and amortization provisions as defined by SFAS 142.

      Management does not expect the adoption of either SFAS 141 or SFAS 142 to have a material impact on the Company’s financial position, results of operations, or cash flows.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 121), and certain provisions of APB Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30). SFAS 144 establishes standards for long-lived assets to be disposed of, and redefines the valuation and presentation of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not expect the adoption of SFAS 144 to have a material effect on the Company’s financial position, results of operations, or cash flows.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Facilities Lease Losses and Asset Impairment Charges

Facilities Lease Losses and Related Asset Impairment Charges

      During the year ended October 27, 2001, the Company experienced the impact of unfavorable economic conditions and a reduction in IT spending rates. As a result of these continuing unfavorable economic conditions and the Company’s reevaluation of future employee hiring in terms of timing and geographic location, the Company performed a comprehensive analysis of its real estate facility requirements and identified excess facility space, which has been offered for sublease. Factors considered in the analysis included, but were not limited to, anticipated future revenue growth rates and anticipated future headcount requirements for both headquarters and field personnel.

      Based upon the results of this analysis and the excess facilities space identified, during the fourth quarter ended October 27, 2001, the Company recorded a charge of $39.8 million related to facilities lease losses and a charge of $5.7 million in connection with the impairment of certain related leasehold improvements. In determining the facilities lease losses and related asset impairment charges, net of cost recovery efforts from expected sublease income, various assumptions were made, including, the time period over which the building will be vacant; expected sublease terms; and expected sublease rates.

      The facilities lease losses and related asset impairment charges are estimates in accordance with SFAS No. 5, “Accounting for Contingencies,” and represent the low-end of an estimated range that may be adjusted upon the occurrence of future triggering events. Triggering events may include, but are not limited to, changes in estimated time to sublease, sublease terms, and sublease rates. Should operating lease rental rates continue to decline in current markets or should it take longer than expected to find a suitable tenant to sublease the facility, adjustments to the facilities lease losses reserve will be made in future periods, if necessary, based upon the then current actual events and circumstances. The Company has estimated that under certain circumstances the facilities lease losses could increase to $63.0 million.

      A summary of the facilities lease losses incurred for the fiscal year ended October 27, 2001, is outlined as follows (in thousands):

Facilities
Lease Losses

Total charge	$39,804
Cash portion	(970)

Reserve balances at October 27, 2001	$38,834

      The Company expects to make payments related to the above noted facilities lease losses over the next five years. In addition to the $38.8 million reserved for future lease commitments, net of expected sublease income, the Company has accrued $3.4 million for purchase commitments in connection with certain related leasehold improvements currently under construction. The Company expects to fully incur these purchase commitments during the first half of calendar year 2002.

Asset Impairments Related to Product Transition

      During the fourth quarter ended October 27, 2001, the Company announced the general availability of its SilkWorm 3800 enterprise fabric switch, the first in an expected family of 2 Gbit/sec per second products. As a result of the expected accelerated transition of the Company’s product offerings from 1 to 2 Gbit/sec technology, the Company recorded a charge of $4.4 million primarily related to the impairment of certain 1 Gbit/sec related equipment no longer used in research and development and sales and marketing efforts.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Loss on Investments, net

      Loss on investments, net for the year ended October 27, 2001, consisted of impairment losses on minority equity investments in non-publicly traded companies of $24.2 million, partially offset by gross realized gains on sales of marketable equity securities of $8.1 million.

      The Company has made certain minority equity investments in non-publicly traded companies that develop technology or provide services that are complementary to or broaden the markets for its products, and to promote its business and strategic objectives. The Company’s minority equity investments in non-public companies are included in other assets on the Company’s consolidated balance sheets, are carried at cost, and are accounted for under the cost method. The Company holds less than 20 percent of the voting equity of such companies, and neither has nor seeks corporate governance or significant influence over the respective company’s operating and financial policies. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the inability to obtain additional private financing to fulfill the investee’s stated business plan and cash burn rate; the need for changes to the respective investee’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary.

      During the year ended October 27, 2001, the Company made minority equity investments in non-publicly traded companies of $23.6 million. The investments were made primarily in companies in the storage networking, Internet infrastructure, fabless semiconductor, networking services and managed storage service provider industries. These companies were, and continue to be, development stage companies with significant risks. During the year ended October 27, 2001, the industries in which these companies compete experienced considerable market declines associated with a depressed macroeconomic environment and there remains significant uncertainty regarding the timing of any recovery. Many of these companies had spent the majority of their funding on operating activities and/or lost key business partners due to bankruptcy, and the Company determined that the carrying value of its investments were impaired. Based upon current market conditions and substantial doubt about these companies’ ability to raise additional funding, achieve positive cash flow, and achieve projected revenues, the Company concluded the impairments were other-than-temporary and recorded impairment charges of $24.2 million. The impairment charges reduced the carrying value of the Company’s investments to the estimated fair value. At October 27, 2001, and October 28, 2000, the carrying values of the Company’s minority equity investments in non-publicly traded companies were $2.2 million and $2.8 million, respectively.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Fair Value of Financial Instruments

      The following tables summarize the Company’s available-for-sale securities (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

October 27, 2001
U.S. government obligations	$104,493	$537	$—	$105,030
Marketable equity securities	347	24	(39)	332

Total	$104,840	$561	$(39)	$105,362

Reported as:
Short-term investments				$105,030
Marketable equity securities				332

Total				$105,362

October 28, 2000
U.S. government obligations	$127,456	$355	$(37)	$127,774
Marketable equity securities	5,000	44,251	—	49,251

Total	$132,456	$44,606	$(37)	$177,025

Reported as:
Short-term investments				$127,774
Marketable equity securities				49,251

Total				$177,025

      For the year ended October 27, 2001, gross gains of $8.1 million were realized on the sale of marketable equity securities. No gains or losses were realized on the sale of marketable equity securities for the years ended October 28, 2000, and October 31, 1999. At October 27, 2001, and October 28, 2000, net unrealized holding gains of $0.5 million and $44.5 million, respectively, were included in accumulated other comprehensive income in the accompanying consolidated balance sheets.

6.	Commitments and Contingencies

Leases

      The Company leases its facilities under various operating lease agreements expiring through November 2013. In connection with these agreements the Company has signed unconditional, irrevocable letters of credit totaling $18.7 million as security for the leases. In addition to base rent, many of the operating lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses. Rent expense for the years ended October 27, 2001, October 28, 2000, and October 31, 1999, was $16.5 million, $4.1 million, and $1.3 million, respectively.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum lease payments under all noncancelable operating leases at October 27, 2001 were as follows (in thousands):

Operating
Fiscal Year Ended October,	Leases

2002	$25,407
2003	25,950
2004	25,215
2005	24,611
2006	25,175
Thereafter	154,330

Total minimum lease payments	$280,688

      At October 27, 2001, the Company had recorded $38.8 million in facilities lease loss reserves related to future lease commitments, net of expected sublease income (see Note 3).

Manufacturing and Purchase Commitments

      The Company has a manufacturing agreement with Solectron Corporation under which the Company provides to Solectron a twelve-month product forecast and places purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to the Company’s customers. Although the Company’s purchase orders placed with Solectron are cancelable, the terms of the agreement would require the Company to purchase from Solectron all inventory components not returnable or usable by other Solectron customers. At October 27, 2001, the Company’s commitment to Solectron for such inventory components was $37.9 million, net of purchase commitment reserves, which the Company expects to utilize during future normal ongoing operations.

      Independently of Solectron, the Company purchases several key components used in the manufacture of its products. At October 27, 2001, the Company had non-cancelable purchase commitments for various components totaling $8.3 million, net of purchase commitment reserves, which the Company expects to utilize during future normal ongoing operations.

      The Company has established purchase commitment reserves for inventory component commitments to Solectron and other key component vendors that it believes may not be realizable during future normal ongoing operations.

Legal Proceedings

      The Company is subject to various legal proceedings, claims, and litigation that arise in the normal course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

      On July 20, 2001, a putative class action captioned Chae v. Brocade Communications Systems, Inc. et al. was filed against the Company and three of its officers and directors (collectively the “Individual Defendants”) in the United States District Court for the Southern District of New York. Also named as defendants were Morgan Stanley & Co., Inc., BT Alex Brown, Inc., and Dain Rauscher, Inc., the underwriters in the Company’s initial public offering. The complaint alleges violations of Section 10(b) of the Securities Act of 1934 (and Rule 10b-5 promulgated thereunder) against all defendants and violations of Section 20(a) of the Securities Act of 1934 against the Individual Defendants. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between May 24, 1999 and July 17, 2001. A second,

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substantively similar complaint, Radliff v. Brocade Communications Systems, Inc., was filed in the same court on September 25, 2001. The Company believes that the claims are without merit and intends to defend the actions vigorously.

7.	Employee Stock and Savings Plans

Deferred Stock Compensation

      In connection with the grant of certain stock options to employees during the year ended October 31, 1999, the Company recorded deferred stock compensation of $5.1 million, representing the difference between the deemed fair value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amounts are presented as reductions of stockholders’ equity and amortized ratably over the vesting period of the applicable options. $1.1 million, $1.1 million, and $1.9 million were expensed during the years ended October 27, 2001, October 28, 2000, and October 31, 1999, respectively. Deferred stock compensation is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder’s services. No deferred stock compensation related to any other periods presented has been recorded.

1999 Employee Stock Purchase Plan

      In March 1999, the Board of Directors approved the adoption of the Company’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”), and the Company’s shareholders approved the Purchase Plan in April 1999. The Purchase Plan permits eligible employees to purchase shares of the Company’s common stock through payroll deductions at 85 percent of the fair market value at certain plan-defined dates. The maximum number of shares of the Company’s common stock available for sale under the Purchase Plan is 1.6 million shares, plus an annual increase to be added on the first day of the Company’s fiscal year, equal to the lesser of 20.0 million shares, or 2.5 percent of the outstanding shares of common stock at such date. Accordingly, on October 28, 2001, 5.7 million additional shares were made available for issuance under the Purchase Plan. During the years ended October 27, 2001, and October 28, 2000, 190,000 shares and 604,000 shares were issued under the Purchase Plan, respectively. No shares were issued during fiscal 1999. At October 27, 2001, 11.7 million shares were available for future issuance under the Purchase Plan.

1999 Stock Plan

      In March 1999, the Board of Directors approved the Company’s 1999 Stock Plan (the “1999 Plan”) and the Company’s shareholders approved the 1999 Plan in April 1999. The 1999 Plan provides for the grant of incentive stock options and/or nonstatutory stock options to employees. Per the terms of the 1999 Plan, the maximum number of shares of the Company’s common stock available for sale under the 1999 Plan is 60.9 million shares, plus an annual increase to be added on the first day of the Company’s fiscal year, equal to the lesser of 40.0 million shares, or 5.0 percent of the outstanding shares of common stock at such date. Accordingly, on October 28, 2001, 11.5 million additional shares were made available for grant under the 1999 Plan. At October 27, 2001, the Company had reserved 32.1 million shares of authorized but unissued shares of common stock for future issuance under the 1999 Plan. Of this amount, 31.8 million shares were outstanding and 252,000 shares were available for future grants.

1999 Director Option Plan

      In March 1999, the Board of Directors approved the 1999 Director Option Plan (the “Director Plan”) and the Company’s shareholders approved the Director Plan in April 1999. The Director Plan provides for the grant of common stock to Directors of the Company. At October 27, 2001, the Company had reserved 1.5 million shares of authorized but unissued shares of common stock for future issuance under the Director Plan. Of this amount, 480,000 shares were outstanding and 1.0 million shares were available for future grants.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999 Nonstatutory Stock Option Plan

      In September 1999, the Board of Directors approved the Company’s 1999 Nonstatutory Stock Option Plan (the “NSO Plan”). The NSO Plan provides for the grant of nonstatutory stock options to employees and consultants. A total of 51.4 million shares of common stock have been reserved for issuance under the NSO Plan. At October 27, 2001, the Company had reserved approximately 48.5 million shares of authorized but unissued shares of common stock for future issuance under the NSO Plan. Of this amount, 48.4 million shares were outstanding and 88,000 shares were available for future grants.

Stock Options

      The Company, under the various stock option plans (the “Plans”) discussed above, grants stock options for shares of common stock to employees and directors. In accordance with the Plans, the stated exercise price for Nonqualified Stock Options (NSOs) shall not be less than 85 percent of the estimated fair market value of common stock on the date of grant. Incentive Stock Options (ISOs) may not be granted at less than 100 percent of the estimated fair market value of the common stock, and stock options granted to a person owning more than 10 percent of the combined voting power of all classes of stock of the Company must be issued at 110 percent of the fair market value of the stock on the date of grant. The Plans provide that the options shall be exercisable over a period not to exceed ten years. The majority of options granted under the Plans generally vest over a period of four years. Certain options granted under the Plans vest over a period of one year. At October 27, 2001, the Company had reserved 82.1 million shares of authorized but unissued shares of common stock for future issuance under all of the Plans. Of this amount, 80.7 million shares were outstanding and 1.4 million shares were available for future grants.

      The following table summarizes stock option plan activity under all of the Plans (in thousands except per share amounts):

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	October 27, 2001		October 28, 2000		October 31, 1999

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	44,871	$33.24	23,462	$4.70	28,183	$0.23
Granted	49,835	$34.15	30,756	$47.78	21,424	$5.22
Exercised	(7,179)	$10.32	(7,873)	$4.60	(24,605)	$0.32
Cancelled	(6,806)	$36.90	(1,474)	$32.30	(1,540)	$0.24

Outstanding at end of year	80,721	$35.43	44,871	$33.24	23,462	$4.70

Exercisable at end of year	14,837	$33.23	3,418	$7.50	1,799	$0.22

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding and exercisable at October 27, 2001 (in thousands except number of years and per share amounts):

Options Outstanding						Options Exercisable

				Weighted
				Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise Prices			Number	Years	Exercise Price	Number	Exercise Price

$0.03	-	$12.90	15,746	8.64	$8.35	3,672	$4.51
$13.56	-	$20.70	24,708	9.39	$20.60	3,147	$20.39
$22.28	-	$44.66	16,250	8.27	$33.40	3,524	$34.09
$45.06	-	$76.88	20,333	8.86	$66.46	3,458	$58.15
$78.00	-	$105.19	3,684	8.74	$88.30	1,036	$87.93

$0.03	-	$105.19	80,721	8.86	$35.43	14,837	$33.23

      At October 27, 2001, 3.8 million shares issued upon exercise of stock options with a weighted-average exercise price of $0.40 per share were subject to repurchase by the Company.

      During the 12-month period ended March 2001, the Company granted to employees 23.6 million options to purchase shares of its common stock at an average exercise price of approximately $71.00 per share. Also, during that same 12-month period, the Company hired in excess of 500 employees, which represented approximately 60 percent of the Company’s workforce at that time. During the first calendar quarter of 2001, the Company’s stock price experienced a considerable decline in value. As a result of this decline, the exercise prices of the majority of options granted to employees were well in excess of the market price of the Company’s common stock. The Company believed it was in the best interest of its shareholders to ensure that its employee base was both retained and financially motivated. Accordingly, in April of 2001, the Company granted 20.3 million incremental options with exercise prices of $20.70 per share to its employees with existing options whose exercise prices were significantly in excess of the market price per share of the Company’s common stock. The dilutive effect of common share equivalents associated with stock options for the years ended October 27, 2001, October 28, 2000, and October 31, 1999, were 16.4 million shares, 24.1 million shares, and 15.6 million shares, respectively.

      SFAS 123 requires disclosure of pro forma information regarding option grants made to employees based on specified valuation techniques that produce estimated compensation expense. Had compensation expense been determined under the provisions of SFAS 123, net income would have decreased to the following pro forma amounts, (in thousands except per share data):

	Fiscal Year Ended

	October 27,	October 28,	October 31,
	2001	2000	1999

Net income — as reported	$2,848	$67,931	$2,485
Net loss — Pro Forma	$(591,692)	$(172,331)	$(1,933)
Basic earnings (loss) per share
As reported	$0.01	$0.33	$0.02
Pro Forma	$(2.68)	$(0.83)	$(0.02)
Diluted earnings (loss) per share
As reported	$0.01	$0.28	$0.01
Pro Forma	$(2.68)	$(0.83)	$(0.02)

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for each respective fiscal year ended:

	Employee Stock Option Plans			Employee Stock Purchase Plans

	October 27,	October 28,	October 31,	October 27,	October 28,	October 31,
	2001	2000	1999	2001	2000	1999

Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	*
Risk-free interest rate	2.1-4.6%	5.4-5.9%	5.0-5.3%	2.1%	6.0%	*
Expected volatility	127.4%	93.4%	60.0%	123.4%	80.3%	*
Expected life from vest date (in years)	0.5	0.5	0.5	0.5	0.5	*

*	Not applicable

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options. Based upon the above assumptions, the weighted-average fair value of employee stock options granted during the years ended October 27, 2001, October 28, 2000, and October 31, 1999, were $26.17, $30.82, and $2.42 per share, respectively.

     Employee 401(k) Plan

      The Company sponsors a savings plan, the Brocade Communications Systems 401(k) Plan (the Plan), which qualifies under Section 401(k) of the Internal Revenue Code and is designed to provide retirement benefits for its eligible employees through tax deferred salary deductions. Eligible employees may contribute from 1 percent to 20 percent of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of $1,500 per year per person. All matching contributions vest immediately. The Company’s matching contributions to the Plan totaled $1.4 million and $0.6 million for the years ended October 27, 2001, and October 28, 2000, respectively.

8.     Income Taxes

      Income (loss) before provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended

	October 27,	October 28,	October 31,
	2001	2000	1999

United States	$(20,933)	$88,316	$2,591
International	38,735	—	—

Total	$17,802	$88,316	$2,591

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended

	October 27,	October 28,	October 31,
	2001	2000	1999

Federal:
Current	$27,141	$27,458	$393
Deferred	(19,626)	(8,684)	(323)

	7,515	18,774	70

State:
Current	8,706	8,098	1,516
Deferred	(4,966)	(6,487)	(1,480)

	3,740	1,611	36

Foreign:
Current	3,699	—	—
Deferred	—	—	—

	3,699	—	—

Total	$14,954	$20,385	$106

      The difference between the U.S. federal statutory rate and the Company’s income tax provision for financial statement purposes consisted of the following:

	Fiscal Year Ended

	October 27,	October 28,	October 31,
	2001	2000	1999

Provision for income taxes at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	6.1	7.7	5.7
Losses for which no tax benefit recognized	—	—	(33.5)
Stock compensation not deductible for tax	1.4	0.4	31.7
R&D tax credit	(4.2)	(4.3)	(40.3)
NOL and credit carryforwards	—	(6.9)	—
Decrease in valuation allowance	—	(10.8)	—
Investment losses, not benefited	60.1	—	—
Foreign income taxed at other than U.S. rates	(17.9)	—	—
Other nondeductible expenses	2.6	2.0	5.4

Provision for income taxes	84.0%	23.1%	4.0%

      At October 27, 2001, the Company did not have sufficient unrealized capital gains to offset capital losses resulting from impairments of minority equity investments in non-publicly traded companies recorded during the year ended October 27, 2001. Therefore, no tax benefit has been recorded associated with the impairment of those investments.

      U.S. income taxes were not provided for undistributed earnings of certain non-U.S. subsidiaries taxed at rates lower than U.S. rates. The Company intends to utilize these earnings through expansion of its business operations outside the United States for an indefinite period of time.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of net deferred tax assets are as follows (in thousands):

	October 27,	October 28,
	2001	2000

Net operating loss carryforwards	$158,527	$107,166
Tax credit carryforwards	37,920	7,914
Capitalized startup costs	—	390
Reserves and accruals	34,035	9,295
Other	(156)	979
Capitalized research expenditures	4,908	4,506

Total	$235,234	$130,250

      As of October 27, 2001, the Company had federal net operating loss carryforwards of $420.2 million and state net operating loss carryforwards of $242.8 million. The federal net operating loss and other tax credit carryforwards expire on various dates between 2010 through 2021. The state net operating loss carryforwards expire on various dates between 2003 through 2021. Under current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.

      The Company’s income taxes payable for federal, state, and foreign purposes have been reduced and the deferred tax assets increased by the tax benefits associated with employee stock options. The benefits were credited directly to stockholders’ equity and amounted to $104.7 million for the year ended October 27, 2001. Benefits reducing taxes payable amounted to $22.4 million and benefits increasing gross deferred tax assets amounted to $82.3 million for the year ended October 27, 2001. The Company believes that all deferred tax assets will be realized through profitable future operations and accordingly, there is no need for a valuation allowance for any of the deferred tax assets.

9.     Interest and Other Income, net

      Interest and other income, net consisted of the following (in thousands):

	Fiscal Year Ended

	October 27,	October 28,	October 31,
	2001	2000	1999

Interest income	$10,201	$5,301	$2,210
Interest expense	(236)	(45)	(459)
Other income (expense), net	(1,758)	126	(14)

Total	$8,207	$5,382	$1,737

10.     Related Party Transactions

      During the year ended October 31, 1999, the Company sold 18.8 million shares of its common stock to officers and a director of the Company in consideration for full recourse promissory notes in the aggregate amount of $6.4 million. Should the officers terminate employment, the shares are subject to a right of repurchase by the Company that lapses over a four-year period. At October 27, 2001, all such promissory notes had been repaid in full and there were no outstanding balances.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company holds minority equity investments in certain companies with which it does business. In addition, a member of the Company’s Board of Directors serves as a Director of a company with whom the Company does business. For the years ended October 27, 2001, and October 28, 2000, total revenues from such companies were $7.0 million and $13.1 million, respectively. Accounts receivable balances due from such companies were $804,000 and $2.7 million at October 27, 2001, and October 28, 2000, respectively. Sales transactions with such companies were on terms no more favorable than those with unrelated parties.

      At October 27, 2001, the Company had outstanding loans to various employees totaling $4.5 million. These loans are generally related to the respective employees’ relocation and subsequent purchase of a home in the San Francisco Bay Area in connection with their employment with the Company. The loans are evidenced by secured promissory notes to the Company and generally bear interest at rates ranging from 5.0 percent to 6.1 percent.

11.     Segment Information

      The Company is organized and operates as one operating segment; the design, development, manufacturing, marketing and selling of switching solutions for SANs. The Company’s Chief Operating Decision Maker, as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” allocates resources and assesses the performance of the Company based on revenues and overall profitability. Revenues are attributed to geographic areas based on the location of the customer to which product is shipped. Domestic revenues include sales to certain OEM customers who then distribute product to their international customers. To date, service and software revenues have not exceeded 10 percent of total revenues.

      For the year ended October 27, 2001, three customers accounted for 26 percent, 20 percent, and 10 percent of total revenues respectively. For the year ended October 28, 2000, two customers accounted for 31 percent and 18 percent of total revenues, respectively. For the year ended October 31, 1999, three customers accounted for 34 percent, 26 percent, and 10 percent of total revenues, respectively. The level of sales to any customer may vary from quarter to quarter and the Company expects that significant customer concentration will continue for the foreseeable future. The loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company’s consolidated financial condition or results of operations.

      Geographic information for the years ended October 27, 2001, and October 28, 2000, are presented below (in thousands). For the year ended October 31, 1999, international revenues were not material. Identifiable assets located in foreign countries were not material at October 27, 2001, and October 28, 2000.

	Fiscal Year Ended

	October 27,	October 28,
	2001	2000

Net Revenues:
North America (principally the United States)	$364,270	$257,690
Europe, the Middle East, and Africa	117,896	69,217
Asia Pacific	30,864	2,138

Total	$513,030	$329,045

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Subsequent Events

      On December 21, 2001, and January 10, 2002, the Company sold, in private placements pursuant to Section 4(2) of the Securities Act of 1933, as amended, $550 million in aggregate principal amount of 2 percent convertible subordinated notes due 2007. The initial purchasers of the notes were Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney, Inc. and Merrill Lynch, Pierce Fenner and Smith Incorporated, who purchased the notes from the Company at a discount of 2.25 percent of the aggregate principal amount. Holders of the notes may, in whole or in part, convert the notes into shares of the Company’s common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes at any time prior to maturity on January 1, 2007. The Company is required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. The Company intends to use the net proceeds of the offering of $537.6 million for general corporate purposes, including working capital and capital expenditures.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

      Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2002 Annual Meeting of Stockholders to be held on April 18, 2002 (the “Proxy Statement”).

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this section is incorporated by reference from the information in the section entitled “Election of Directors” in the Proxy Statement. Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated by reference, herein. The information required by this Item with respect to the Company’s executive officers is contained in Item 1 of Part I of this Annual Report under the heading “Executive Officers of the Registrant.”

Item 11.     Executive Compensation

      The information required by this section is incorporated by reference from the information in the section entitled “Executive Compensation and Other Matters” in the Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this section is incorporated by reference from the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

      The information required by this section is incorporated by reference from the information in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Form 10-K

(1) Financial Statements:

Reference is made to the Index to Consolidated Financial Statements of Brocade Communications Systems, Inc. under Item 8 in Part II of this Form 10-K.

(2) Financial Statement Schedules:

The following financial statement schedule of Brocade Communications Systems, Inc. for the years ended October 27, 2001, October 28, 2000, and October 31, 1999, is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Brocade Communications Systems, Inc.

Schedule II — Valuation and Qualifying Accounts	Page 57

(3) Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation.
3.2(6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
3.3(1)	Bylaws of the Registrant.
4.1(1)	Form of Registrant’s Common Stock certificate.
10.1(1)	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers.
10.2(1)*	1995 Equity Incentive Plan and forms of agreements thereunder.
10.3(1)*	1998 Equity Incentive Plan and forms of agreements thereunder.
10.4(1)*	1998 Executive Equity Incentive Plan and forms of agreements thereunder.
10.5(6)*	Amended and Restated 1999 Director Option Plan as of April 17, 2001, and form of agreement thereunder.
10.6(2)*	1999 Employee Stock Purchase Plan.
10.7(2)*	1999 Stock Plan and forms of agreements thereunder.
10.8(2)*	1999 Nonstatutory Stock Option Plan and forms of agreements thereunder.
10.9(1)	Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade, dated September 5, 1996.
10.10(1)#	Acknowledgement between Wind River Systems, Inc. and Brocade, dated April 22, 1999.
10.11(1)*	Letter Agreement with Michael J. Byrd, dated April 5, 1999.
10.12(3)#	Manufacturing Agreement between Solectron California Corporation and Brocade, dated July 30, 1999.
10.13(3)	Master Lease Agreement between Spieker Properties and Brocade, dated December 17, 1999.
10.14(7)	First Amendment to Lease between Spieker Properties and Brocade, dated February 16, 2000.
10.15(7)	Second Amendment to Lease between Spieker Properties and Brocade, dated August 11, 2000.
10.16(4)	Credit Agreement between Comerica Bank-California and Brocade, dated January 5, 2000.
10.17(7)	First Amendment to Credit Agreement between Comerica Bank-California and Brocade, dated March 21, 2000.
10.18(7)	Second Amendment to Credit Agreement between Comerica Bank-California and Brocade, dated September 20, 2000.
10.19(7)	Master Lease Agreement between Spieker Properties and Brocade, dated July 26, 2000.
10.20(7)#	Purchase Agreement between Compaq Computer Corporation and Brocade, dated February 1, 2000.
10.21(7)#	Purchase Agreement between EMC Corporation and Brocade, dated January 25, 2000.
10.22(7)*	Promissory Note between David A. Smith and Brocade, dated April 27, 2000.
10.23†	Extension Agreement between EMC Corporation and Brocade, dated December 18, 2000.
10.24†	Goods Agreement between International Business Machines Corporation and Brocade, dated April 15, 1999.
10.25	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade.
10.26†	Statement of Work #1 between International Business Machines Corporation and Brocade.
10.27†	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade.

Exhibit
Number	Description of Document

10.28†	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade.
10.29†	Statement of Work #2 between International Business Machines Corporation and Brocade.
10.30(5)	Third Amendment to Credit Agreement between Comerica Bank-California and Brocade, dated January 22, 2001.
10.31(5)	Lease Agreement between MV Golden State San Jose, LLC and Brocade, dated December 1, 2000.
21.1	Subsidiaries of Registrant.
23.1	Consent of Arthur Andersen LLP, Independent Public Accountants.
24.1	Power of attorney (see signature page).

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(2)	Incorporated by reference from Brocade’s Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000.

(3)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended.

(4)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000.

(5)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001.

(6)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2001.

(7)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

      (b) Reports on Form 8-K

      None.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended October 27, 2001, October 28, 2000 and October 31, 1999
(In thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Expenses/		End of
Description	Period	Revenues	Deductions	Period

Allowance for doubtful accounts:
2001	$1,353	$619	$(204)	$1,768
2000	818	829	(294)	1,353
1999	278	596	(56)	818

Sales returns and allowances:
2001	$1,617	$825	$(1,185)	$1,257
2000	1,629	268	(280)	1,617
1999	7	1,622	—	1,629

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brocade Communications Systems, Inc.

By:	/s/ GREGORY L. REYES _______________________________________ Gregory L. Reyes

Chairman of the Board and
Chief Executive Officer
January 24, 2002

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory L. Reyes, Michael J. Byrd, and Antonio Canova, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ GREGORY L. REYES Gregory L. Reyes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	January 24, 2002

/s/ ANTONIO CANOVA Antonio Canova	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	January 24, 2002

/s/ NEAL DEMPSEY Neal Dempsey	Director	January 24, 2002

/s/ MARK LESLIE Mark Leslie	Director	January 24, 2002

/s/ SETH D. NEIMAN Seth D. Neiman	Director	January 24, 2002

/s/ LARRY W. SONSINI Larry W. Sonsini	Director	January 24, 2002

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation.
3.2(6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
3.3(1)	Bylaws of the Registrant.
4.1(1)	Form of Registrant’s Common Stock certificate.
10.1(1)	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers.
10.2(1)*	1995 Equity Incentive Plan and forms of agreements thereunder.
10.3(1)*	1998 Equity Incentive Plan and forms of agreements thereunder.
10.4(1)*	1998 Executive Equity Incentive Plan and forms of agreements thereunder.
10.5(6)*	Amended and Restated 1999 Director Option Plan as of April 17, 2001, and form of agreement thereunder.
10.6(2)*	1999 Employee Stock Purchase Plan.
10.7(2)*	1999 Stock Plan and forms of agreements thereunder.
10.8(2)*	1999 Nonstatutory Stock Option Plan and forms of agreements thereunder.
10.9(1)	Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade, dated September 5, 1996.
10.10(1)#	Acknowledgement between Wind River Systems, Inc. and Brocade, dated April 22, 1999.
10.11(1)*	Letter Agreement with Michael J. Byrd, dated April 5, 1999.
10.12(3)#	Manufacturing Agreement between Solectron California Corporation and Brocade, dated July 30, 1999.
10.13(3)	Master Lease Agreement between Spieker Properties and Brocade, dated December 17, 1999.
10.14(7)	First Amendment to Lease between Spieker Properties and Brocade, dated February 16, 2000.
10.15(7)	Second Amendment to Lease between Spieker Properties and Brocade, dated August 11, 2000.
10.16(4)	Credit Agreement between Comerica Bank-California and Brocade, dated January 5, 2000.
10.17(7)	First Amendment to Credit Agreement between Comerica Bank-California and Brocade, dated March 21, 2000.
10.18(7)	Second Amendment to Credit Agreement between Comerica Bank-California and Brocade, dated September 20, 2000.
10.19(7)	Master Lease Agreement between Spieker Properties and Brocade, dated July 26, 2000.
10.20(7)#	Purchase Agreement between Compaq Computer Corporation and Brocade, dated February 1, 2000.
10.21(7)#	Purchase Agreement between EMC Corporation and Brocade, dated January 25, 2000.
10.22(7)*	Promissory Note between David A. Smith and Brocade, dated April 27, 2000.
10.23†	Extension Agreement between EMC Corporation and Brocade, dated December 18, 2000.
10.24†	Goods Agreement between International Business Machines Corporation and Brocade, dated April 15, 1999.
10.25	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade.
10.26†	Statement of Work #1 between International Business Machines Corporation and Brocade.
10.27†	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade.
10.28†	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade.
10.29†	Statement of Work #2 between International Business Machines Corporation and Brocade.

Exhibit
Number	Description of Document

10.30(5)	Third Amendment to Credit Agreement between Comerica Bank-California and Brocade, dated January 22, 2001.
10.31(5)	Lease Agreement between MV Golden State San Jose, LLC and Brocade, dated December 1, 2000.
21.1	Subsidiaries of Registrant.
23.1	Consent of Arthur Andersen LLP, Independent Public Accountants.
24.1	Power of attorney (see signature page).

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(2)	Incorporated by reference from Brocade’s Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000.

(3)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended.

(4)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000.

(5)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001.

(6)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2001.

(7)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000.