Form 10-Q
period 2002-01-26
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2002-03-12
CIK 1009626

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 26, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The number of shares outstanding of the Registrant’s Common Stock on February 19, 2002 was 232,737,368 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED JANUARY 26, 2002

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended

	January 26,	January 27,
	2002	2001

Net revenues	$123,078	$165,024
Cost of revenues	48,978	66,054

Gross margin	74,100	98,970

Operating expenses:
Research and development	29,302	26,142
Sales and marketing	25,590	23,831
General and administrative	4,543	4,380
Amortization of deferred stock compensation	242	280

Total operating expenses	59,677	54,633

Income from operations	14,423	44,337
Interest income	3,567	2,118
Interest expense	(1,310)	—
Other expense, net	(232)	(24)

Income before provision for income taxes	16,448	46,431
Provision for income taxes	4,777	13,929

Net income	$11,671	$32,502

Net income per share — Basic	$0.05	$0.15

Net income per share — Diluted	$0.05	$0.13

Shares used in per share calculation — Basic	228,256	216,128

Shares used in per share calculation — Diluted	248,233	247,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	January 26,	October 27,
	2002	2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$756,601	$150,118
Short-term investments	67,281	105,030

Total cash, cash equivalents and short-term investments	823,882	255,148
Marketable equity securities	402	332
Accounts receivable, net of allowances for doubtful accounts of $3,014 and $3,025, respectively	73,531	68,900
Inventories, net	9,170	10,307
Deferred tax assets, net	28,306	28,025
Prepaid expenses and other current assets	10,761	10,022

Total current assets	946,052	372,734
Property and equipment, net	112,164	97,457
Deferred tax assets, net	216,564	207,209
Convertible subordinated debt issuance costs	12,125	—
Other assets	6,399	6,322

Total assets	$1,293,304	$683,722

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,249	$25,082
Accrued employee compensation	20,049	21,994
Deferred revenue	13,883	12,630
Current liabilities associated with lease losses	11,035	11,339
Other accrued liabilities	41,172	43,895

Total current liabilities	117,388	114,940
Non-current liabilities associated with lease losses	26,825	30,896
Convertible subordinated debt	550,000	—
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 232,481 and 229,762 shares at January 26, 2002 and October 27, 2001, respectively	232	230
Additional paid-in capital	543,425	493,738
Deferred stock compensation	(796)	(1,038)
Accumulated other comprehensive income	125	522
Retained earnings	56,105	44,434

Total stockholders’ equity	599,091	537,886

Total liabilities and stockholders’ equity	$1,293,304	$683,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended

	January 26,	January 27,
	2002	2001

Cash flows from operating activities:
Net income	$11,671	$32,502
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefits from employee stock option transactions	13,396	46,174
Deferred taxes	(9,719)	(33,403)
Depreciation, amortization and write-offs of property and equipment	7,139	2,980
Provision for doubtful accounts receivable and sales returns	300	369
Amortization of deferred stock compensation	242	280
Changes in operating assets and liabilities:
Accounts receivable	(4,931)	(25,024)
Inventories	1,137	(4,268)
Prepaid expenses and other assets	(815)	(6,080)
Accounts payable	6,167	30,035
Accrued employee compensation	(1,945)	(7,114)
Deferred revenue	1,253	7,057
Other accrued liabilities	(2,723)	9,393
Liabilities associated with lease losses	(1,431)	—

Net cash provided by operating activities	19,741	52,901

Cash flows from investing activities:
Purchases of property and equipment	(24,540)	(26,053)
Purchases of short-term investments	—	(6,194)
Proceeds from maturities of short-term investments	37,364	8,152
Other investing activities	—	(6,400)

Net cash provided by (used in) investing activities	12,824	(30,495)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	36,293	34,527
Proceeds from issuance of convertible subordinated debt	537,625	—

Net cash provided by financing activities	573,918	34,527

Net increase in cash and cash equivalents	606,483	56,933
Cash and cash equivalents, beginning of period	150,118	27,265

Cash and cash equivalents, end of period	$756,601	$84,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Operations of Brocade

     Brocade Communications Systems, Inc. (Brocade or the Company) is the world’s leading provider of infrastructure for Storage Area Networks (SANs), offering a product family of Fibre Channel fabric switches which provide an intelligent networking foundation for SANs. Brocade delivers products, and provides education and services that allow companies to implement highly available, scalable, manageable, and secure environments for business-critical storage applications. The Brocade SilkWorm family of Fibre Channel fabric switches enables customers to create a high-performance SAN fabric that is highly reliable and scalable to support the interconnection of server and storage devices, and is compatible with existing and recently introduced products, providing investment protection for the customer. Brocade products are sold through OEM partners, master resellers and fabric partners.

     Brocade was incorporated on May 14, 1999 as a Delaware corporation and is the successor to operations originally begun on August 24, 1995. The Company’s headquarters are located in San Jose, California.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying financial data as of January 26, 2002, and for the three months ended January 26, 2002 and January 27, 2001, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 27, 2001 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of January 26, 2002, results of operations, and cash flows for the three months ended January 26, 2002, and January 27, 2001, have been made. The results of operations for the three months ended January 26, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Cash, Cash Equivalents and Short-term Investments

     The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. Investment securities with original maturities of more than three months but less than one year are considered short-term investments. The Company’s short-term investments consist of U.S. Treasury securities and debt securities issued by U.S. government agencies with original maturity dates between three months and one year. All short-term investments are classified as available-for-sale. Unrealized gains and losses are included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets, net of any related tax effect. No gains or losses were realized on the sale of short-term investments for the quarters ended January 26, 2002, and January 27, 2001, as the Company’s short-term investments were held to maturity.

Revenue Recognition

     Product revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable, and collectibility is probable. However, revenue recognition is deferred for shipments to new customers and for shipments of next generation products to existing customers when significant support services are required to successfully integrate Brocade products into the customer’s products. These revenues, and related costs, are deferred and recognized when the customer has successfully integrated Brocade products into its product offerings and Brocade has met its support obligations. In addition, revenue from sales to master resellers is recognized upon reported sell-through. The Company’s post-sales obligations are generally limited to product warranties. Service revenue is recognized over the contractual period, generally one to three years. Warranty costs, sales returns, and other allowances are accrued based on experience at the time of shipment.

Computation of Net Income per Share

     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect on earnings per share and from the assumed conversion of outstanding convertible debt that has a dilutive effect on earnings per share.

Concentrations

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. Cash, cash equivalents, and short-term investments are primarily maintained at four major financial institutions in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand. The Company generally invests in U.S. government agency debt securities and limits the amount of credit exposure to any one entity. Subsequent to January 26, 2002, the Company invested $540.0 million, primarily consisting of the proceeds from its convertible debt offering, in debt securities of three separate U.S. government agencies.

     For the quarters ended January 26, 2002, and January 27, 2001, four and two customers each contributed greater than 10 percent of the Company’s total revenues, for combined totals of 70 percent and 55 percent of total revenues, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company’s financial condition or results of operations. In addition, Hewlett-Packard Company (HP) and Compaq Computer Corporation (Compaq), two of the Company’s OEM customers, have announced their intent to merge, which if consummated could result in a disruption in the Company’s sales to these two customers.

     A majority of the Company’s trade receivable balance is derived from sales to original equipment manufacturers in the computer storage and server industry. At January 26, 2002, and October 27, 2001, 78 percent and 76 percent of accounts receivable, respectively, were concentrated with five customers. The Company performs on going credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company has established reserves for credit losses and sales returns and other allowances. The Company has not experienced material credit losses in any of the periods presented.

     The Company’s business is concentrated in the storage area networking industry. Accordingly, the Company’s future success depends upon the buying patterns of such customers and the continued demand by such customers for the Company’s products. The Company’s continued success will depend upon its ability to enhance its existing products and to develop and introduce, on a timely basis, new products and features that keep pace with technological developments and emerging industry standards.

Comprehensive Income

     The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended

	January 26,	January 27,
	2002	2001

Net income	$11,671	$32,502
Other comprehensive income:
Change in net unrealized gains on marketable equity securities and short-term investments	(397)	(17,217)

Total comprehensive income	$11,274	$15,285

Recent Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 121), and certain provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30). SFAS 144 establishes standards for long-lived assets to be disposed of, and redefines the valuation and presentation of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not expect the adoption of SFAS 144 to have a material effect on the Company’s financial position, results of operations, or cash flows.

3. Liabilities Associated with Facilities Lease Losses

     During the quarter ended October 27, 2001, the Company recorded a charge of $39.8 million related to estimated facilities lease losses, net of expected sublease income, and a charge of $5.7 million in connection with the impairment of certain related leasehold improvements. These charges were estimates in accordance with SFAS No. 5, “Accounting for Contingencies,” and represented the low-end of an estimated range that may be adjusted upon the occurrence of future triggering events. Under certain circumstances, the high-end of this range was estimated to be $63.0 million. Triggering events may include, but are not limited to, changes in estimated time to sublease the facilities, sublease terms, and sublease rates. Should operating lease rental rates continue to decline or should it take longer than expected to find a suitable tenant to sublease the facilities, adjustments to the facilities lease losses reserve may be necessary in future periods based upon the then current actual events and circumstances. As of January 26, 2002, no triggering events had occurred. As a result, no adjustments were made to the estimated facilities lease losses and related asset impairment charges previously recorded.

     The activity for the facilities lease losses reserve, net of expected sublease income, for the quarter ended January 26, 2002, consisted of the following (in thousands):

Facilities
Lease Losses

Reserve balances at October 27, 2001	$38,834
Cash payments on facilities lease losses	(1,431)

Reserve balances at January 26, 2002	$37,403

     Cash payments for facilities leases related to the above noted facilities lease losses will be made over the next five years. In addition to the $37.4 million reserved for future lease commitments, net of expected sublease income, the Company has a remaining reserve balance of $0.5 million for future purchase commitments in connection with certain related leasehold improvements currently under construction. For the quarter ended January 26, 2002, the Company made cash payments of $2.9 million related to these accrued purchase commitments.

4. Convertible Subordinated Debt

     On December 21, 2001, and January 10, 2002, the Company sold, in private placements pursuant to Section 4(2) of the Securities Act of 1933, as amended, $550 million in aggregate principal amount of 2 percent convertible subordinated notes due 2007. The initial purchasers of the notes were Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney, Inc. and Merrill Lynch, Pierce Fenner and Smith Incorporated, who purchased the notes from the Company at a discount of 2.25 percent of the aggregate principal amount. Holders of the notes may, in whole or in part, convert the notes into shares of the Company’s common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (aggregate of approximately 12.6 million shares) at any time prior to maturity on January 1, 2007. At any time on or after January 5, 2005, the Company may redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price

Beginning on January 5, 2005 and ending on December 31, 2005	100.80%
Beginning on January 1, 2006 and ending on December 31, 2006	100.40%
On January 1, 2007 and thereafter	100.00%

     The Company is required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Debt issuance costs of $12.4 million are being amortized over a five-year term using the straight-line method, which approximates the effective interest rate method. The amortization of these debt issuance costs will accelerate upon early redemption or conversion of the notes. Subsequent to January 26, 2002, the net proceeds of $537.6 million were invested in U.S. government agency debt securities. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures.

5. Balance Sheet Detail

     Inventories consisted of the following and are shown net of reserves for excess and obsolete inventory (in thousands):

	January 26,	October 27,
	2002	2001

Raw materials	$5,549	$6,572
Finished goods	3,621	3,735

Total	$9,170	$10,307

     Property and equipment, net consisted of the following (in thousands):

	January 26,	October 27,
	2002	2001

Computers, equipment and software	$126,398	$104,236
Furniture and fixtures	3,073	3,200
Leasehold improvements	10,137	12,974

	139,608	120,410
Less: Accumulated depreciation and amortization	(27,444)	(22,953)

Total	$112,164	$97,457

     Leasehold improvements at January 26, 2002 and October 27, 2001, are shown net of estimated asset impairments related to facilities lease losses (see Note 3).

6. Commitments and Contingencies

Leases

     The Company leases its facilities and certain equipment under various operating lease agreements expiring through November 2013. In connection with its facilities lease agreements the Company has signed unconditional, irrevocable letters of credit totaling $18.7 million as security for the leases. Future minimum lease payments under all non-cancelable operating leases at January 26, 2002 were $275.8 million. In addition to base rent on its facilities leases, many of the operating lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.

     At January 26, 2002, the Company had a facilities lease losses reserve, net of expected sublease income, related to future facilities lease commitments of $37.4 million (see Note 3).

Manufacturing and Purchase Commitments

     The Company has a manufacturing agreement with Solectron Corporation under which the Company provides to Solectron a twelve-month product forecast and places purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to the Company’s customers. Although the Company’s purchase orders placed with Solectron are cancelable, the terms of the agreement would require the Company to purchase from Solectron all inventory components not returnable or usable by other Solectron customers. At January 26, 2002, the Company’s commitment to Solectron for such inventory components was $30.3 million, net of purchase commitment reserves of $7.6 million, which the Company expects to utilize during future normal ongoing operations.

     Independently of Solectron, the Company purchases several key components used in the manufacture of its products. At January 26, 2002, the Company had non-cancelable purchase commitments for various components totaling $4.3 million, net of purchase commitment reserves of $1.1 million, which the Company expects to utilize during future normal ongoing operations.

     The Company has established total purchase commitment reserves of $8.7 million for excess inventory components committed to be purchased from Solectron and other key component vendors that it believes may not be realizable during future normal ongoing operations. These purchase commitment reserves represent the difference between the cost of the components and their estimated fair value based upon assumptions about market conditions and the Company’s current forecast of revenue. To the extent that such forecasts are not achieved or actual market conditions are less favorable than those projected, the Company’s commitments and associated reserve levels may change.

Legal Proceedings

     On July 20, 2001, a putative class action captioned Chae v. Brocade Communications Systems, Inc. et al. was filed against the Company and three of its officers and directors (collectively the “Individual Defendants”) in the United States District Court for the Southern District of New York. Also named as defendants were Morgan Stanley & Co., Inc., BT Alex Brown, Inc., and Dain Rauscher, Inc., the underwriters in the Company’s initial public offering. The complaint alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) against all defendants and violations of Section 20(a) of the Securities Exchange Act of 1934 against the Individual Defendants.A second, substantively similar complaint, Radliff v. Brocade Communications Systems, Inc., was filed in the same court on September 25, 2001. On March 6, 2002, the United States District Court for the Southern District of New York entered an order dismissing the cases without prejudice as to the Company and the Individual Defendants.

     On February 14, 2002, a suit captioned McData Corp. v. Brocade Communications Systems, Inc. was filed against the Company in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fibre Channel Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe U.S. Patent No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin the Company from infringing the patent in the future. On March 4, 2002, McDATA Corporation filed an amended complaint, in which it additionally alleged that the Brocade SilkWorm 3200 Entry Fabric Switch infringed this patent. In connection with this suit, on March 4, 2002, McDATA Corporation filed a motion for a preliminary injunction against the Company with regard to the patent. No hearing on the motion for preliminary injunction or the underlying claims has been scheduled. The Company believes that it has meritorious defenses to the claims and intends to defend the action vigorously.

7. Net Income per Share

     The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended

	January 26,	January 27,
	2002	2001

Net income	$11,671	$32,502

Basic and diluted net income per share:
Weighted average shares of common stock outstanding	231,000	223,734
Less: Weighted average shares of common stock subject to repurchase	(2,744)	(7,606)

Weighted average shares used in computing basic net income per share	228,256	216,128
Dilutive effect of common share equivalents	19,977	31,728

Weighted average shares used in computing diluted net income per share	248,233	247,856

Basic net income per share	$0.05	$0.15

Diluted net income per share	$0.05	$0.13

     For the quarters ended January 26, 2002, and January 27, 2001, potential common share equivalents in the form of stock options to purchase 29.4 million and 1.2 million weighted average shares of common stock, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share. In addition, for the quarter ended January 26, 2002, common share equivalents resulting from a potential conversion of the Company’s convertible subordinated debt of 5.0 million weighted average common shares were antidilutive and therefore not included in the computation of diluted earnings per share.

8. Segment Information

     The Company is organized and operates as one operating segment: the design, development, manufacturing, marketing and selling of infrastructure for SANs. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM), as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The CODM allocates resources and assesses the performance of the Company based on revenues and overall profitability. Revenues are attributed to geographic areas based on the location of the customer to which product is shipped. Domestic and international revenues were approximately 70 percent and 30 percent of total revenues, respectively for the quarter ended January 26, 2002. Domestic and international revenues were approximately 73 percent and 27 percent for the quarter ended January 27, 2001. Domestic revenues include sales to certain OEM customers who then distribute Brocade product to their international customers. To date service revenue has not exceeded 10 percent of total revenues. Identifiable assets located in foreign countries were not material at January 26, 2002, and October 27, 2001. For the quarters ended January 26, 2002, and January 27, 2001, four and two customers each contributed greater than 10 percent of the Company’s total revenues, for combined totals of 70 percent and 55 percent of total revenues, respectively.

9. Subsequent Events

     On February 5, 2002, the Company’s Board of Directors adopted a stockholder rights plan. Under the plan, the Company declared and paid a dividend of one right for each share of common stock held by stockholders of record as of the close of business on February 19, 2002. Each right initially entitles stockholders to purchase a fractional share of the Company’s preferred stock at $280 per share. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15 percent or more of the Company’s common stock while the stockholder rights plan remains in place, then, unless the rights are redeemed by the Company for $0.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group for shares of the Company or the third party acquirer having a value of twice the right’s then-current exercise price.

     The rights may have the effect of preventing or delaying a change in control of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This report contains forward-looking statements, which are predictions about future events. These forward-looking statements include predictions regarding our:

•	revenues and profits;

•	customer concentration;

•	gross margins;

•	research and development expenses;

•	sales and marketing expenses;

•	general and administrative expenses;

•	interest income and expense;

•	realization of deferred tax assets;

•	facilities lease losses, inventory and other asset impairments;

•	liquidity and sufficiency of existing cash, cash equivalents, and short-term investments for near-term requirements; and

•	the effect of recent accounting pronouncements on our financial condition and results of operations.

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

     Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the heading “Risk Factors.” The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Condensed Consolidated Financial Statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K filed with the SEC on January 24, 2002.

     All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

Recent Events

     On February 14, 2002, a suit captioned McData Corp. v. Brocade Communications Systems, Inc. was filed against Brocade in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fibre Channel Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe U.S. Patent No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patent in the future. On March 4, 2002, McDATA Corporation filed an amended complaint, in which it additionally alleged that the Brocade SilkWorm 3200 Entry Fabric Switch infringed this patent. In connection with this suit, on March 4, 2002, McDATA Corporation filed a motion for a preliminary injunction against Brocade with regard to the patent. No hearing on the motion for preliminary injunction or the underlying claims has been scheduled. We believe that we have meritorious defenses to the claims and intend to defend the action vigorously.

     On March 6, 2002, the United States District Court for the Southern District of New York entered an order dismissing without prejudice as to Brocade and three of its officers and directors the litigation captioned Chae v. Brocade Communications Systems, Inc. et al and Radliff v. Brocade Communications Systems, Inc. See note 6, “Commitments and Contingencies — Legal Proceedings,” of the Notes to Condensed Consolidated Financial Statements.

     On February 5, 2002, our Board of Directors adopted a stockholder rights plan. Under the plan, we declared and paid a dividend of one right for each share of common stock held by stockholders of record as of the close of business on February 19, 2002. Each right initially entitles stockholders to purchase a fractional share of our preferred stock at $280 per share. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15 percent or more of our common stock while the stockholder rights plan remains in place, then, unless the rights are redeemed by us for $0.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group for shares of us or the third party acquirer having a value of twice the right’s then-current exercise price. The stockholder rights plan may have the effect of deterring or delaying a change in control of Brocade.

Results of Operations

     The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

	Three Months Ended

	January 26,	January 27,
	2002	2001

Net revenues	100.0%	100.0%
Cost of revenues	39.8	40.0

Gross margin	60.2	60.0

Operating expenses:
Research and development	23.8	15.8
Sales and marketing	20.8	14.4
General and administrative	3.7	2.7
Amortization of deferred stock compensation	0.2	0.2

Total operating expenses	48.5	33.1

Income from operations	11.7	26.9
Interest income	2.9	1.2
Interest expense	(1.0)	—
Other expense, net	(0.2)	—

Income before provision for income taxes	13.4	28.1
Provision for income taxes	3.9	8.4

Net income	9.5%	19.7%

     Revenues. Our revenues are derived primarily from sales of our SilkWorm family of products. Net revenues for the quarter ended January 26, 2002 were $123.1 million, compared with $165.0 million for the quarter ended January 27, 2001. The decrease in net revenues was primarily the result of decreased unit sales due to unfavorable economic conditions and reduced information technology (IT) spending rates compared with the same period a year ago. The decrease was also the result of declining average unit selling prices partially offset by an increase in the percentage of sales of higher priced products.

     Domestic and international revenues were approximately 70 percent and 30 percent of total revenues, respectively, for the quarter ended January 26, 2002, compared with approximately 73 percent and 27 percent of total revenues, respectively, for the quarter ended January 27, 2001. International revenues primarily consisted of sales to customers in Western Europe and East Asia. Revenues are attributed to geographic areas based on the location of the customer to which product is shipped. Domestic revenues include sales to certain OEM customers who then distribute our product to their international customers.

     A significant portion of our revenues is concentrated among a relatively small number of customers. For the quarters ended January 26, 2002 and January 27, 2001, four and two customers each contributed greater than 10 percent of our total revenues for combined totals of 70 percent and 55 percent of our total revenues, respectively. The level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, could seriously harm our financial condition and results of operations. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of customers. In addition, HP and Compaq, two of our OEM customers, have announced their intent to merge, which if consummated could result in a disruption in our sales to these two customers.

     In recent quarters, unfavorable economic conditions and reduced global IT spending rates have lead to a decline in our growth rates compared to historical trends. We are unable to predict when IT spending rates will return to historical levels, if at all.

     Gross margin. Gross margin increased to 60.2 percent of net revenues for the quarter ended January 26, 2002, compared with 60.0 percent for the quarter ended January 27, 2001. The increase was primarily due to lower component and manufacturing costs partially offset by a decline in average unit selling prices. We currently expect gross margin for the quarter ended April 27, 2002 to remain relatively consistent with that reported for the quarter ended January 26, 2002.

     Research and development expenses. Research and development (R&D) expenses increased to $29.3 million for the quarter ended January 26, 2002, compared with $26.1 million for the quarter ended January 27, 2001. R&D expenses consist primarily of salaries and related personnel expenses; fees paid to consultants and outside service providers; nonrecurring engineering charges; prototyping expenses related to the design, development, testing and enhancement of our products; and IT and facilities expenses. The increase in R&D expenses reflects our continued

belief that investment in R&D is a critical factor in maintaining our competitive position. We currently anticipate that R&D expenses will continue to increase in absolute dollars, but will decrease as a percentage of net revenues.

     Sales and marketing expenses. Sales and marketing expenses increased to $25.6 million for the quarter ended January 26, 2002, compared with $23.8 million for the quarter ended January 27, 2001. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses. The increase in sales and marketing expenses was primarily due to the hiring of additional sales and marketing personnel. We believe that continued investment in sales and marketing is critical to the success of our strategy to expand relationships with our OEM customers; to expand our presence in the fabric integration channel; to communicate with, understand and anticipate the current and future needs of the end users of our products in order to increase demand for our partners; and to maintain our leadership position in the SAN market. In addition, we are currently expanding our international sales activities to various countries in Europe and the Asia Pacific region. We currently anticipate that sales and marketing expenses will increase in absolute dollars, but will decrease as a percentage of net revenues.

     General and administrative expenses. General and administrative (G&A) expenses were $4.5 million for the quarter ended January 26, 2002, compared with $4.4 million for the quarter ended January 27, 2001. G&A expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, legal expenses, other corporate expenses, and IT and facilities expenses. We currently anticipate that G&A expenses will increase in absolute dollars, but will remain relatively constant as a percentage of net revenues.

     Amortization of deferred stock compensation. We recorded amortization of deferred stock compensation of $0.2 million and $0.3 million for the quarters ended January 26, 2002, and January 27, 2001, respectively. At January 26, 2002, unamortized deferred stock compensation was approximately $800,000.

     Interest income, net. Interest income increased to $3.6 million for the quarter ended January 26, 2002, compared with $2.1 million for the quarter ended January 27, 2001. The increase in interest income was primarily the result of additional investment income on increased cash and short-term investment balances, partially offset by declining interest rates. Interest expense was $1.3 million for the quarter ended January 26, 2002, and was primarily the result of interest expense in connection with the issuance of convertible subordinated debt. We currently anticipate that both interest income and interest expense will increase for the quarter ended April 27, 2002.

     Provision for income taxes. Our effective tax rate for the quarter ended January 26, 2002 was 29 percent compared with 30 percent for the quarter ended January 27, 2001. Our ability to maintain our current effective tax rate requires that international revenues and earnings be achieved as planned. To the extent that international revenues and earnings differ from plan, a factor largely influenced by the buying behavior of our OEM customers, or unfavorable changes in tax laws and regulations occur, our effective tax rate could change.

Liquidity and Capital Resources

     Cash, cash equivalents, and short-term investments were $823.9 million at January 26, 2002, an increase of $568.7 million from October 27, 2001. For the quarter ended January 26, 2002, we generated $19.7 million in cash from operating activities, primarily from net income and an increase in accounts payable, partially offset by an increase in accounts receivable. Also included in cash from operations were income tax benefits related to employee stock option transactions partially offset by an increase in net deferred tax assets. At January 26, 2002, we had $244.9 million in net deferred tax assets, which we believe will be realizable through future profitable operations.

     Net cash provided by investing activities totaled $12.8 million and resulted from proceeds from maturities of short-term investments of $37.3 million, partially offset by $24.5 million invested in capital equipment. Net cash provided by financing activities totaled $573.9 million and was the result of $537.6 million in net proceeds from the issuance of convertible subordinated notes (see note 4, “Convertible Subordinated Debt,” of the Notes to Condensed Consolidated Financial Statements), and $36.3 million in net proceeds from the issuance of common stock related to employee participation in employee stock plans.

     Net proceeds from the issuance of common stock related to employee participation in employee stock programs have historically been a significant component of our liquidity. The extent to which our employees participate in these programs generally increases or decreases based upon changes in the market price of our common stock. As a result, our cash flow resulting from the issuance of common stock related to employee participation in employee stock programs will vary.

     We have a manufacturing agreement with Solectron Corporation (Solectron) under which we provide to Solectron a twelve-month product forecast and place purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to our customers. Although the purchase orders we place with Solectron are cancelable, the terms of the agreement would require us to purchase from Solectron all inventory components not returnable or usable by other Solectron customers. At January 26, 2002, our commitment to Solectron for such inventory components was $30.3 million, net of purchase commitment reserves of $7.6 million, which we expect to utilize during future normal ongoing operations.

     Independently of Solectron, we purchase several key components used in the manufacture of our products. At January 26, 2002, we had non-cancelable purchase commitments for various components totaling $4.3 million, net of purchase commitment reserves of $1.1 million, which we expect to utilize during future normal ongoing operations.

     We have established total purchase commitment reserves of $8.7 million for excess inventory components committed to be purchased from Solectron and other key component vendors that we believe may not be realizable during future normal ongoing operations. These purchase commitment reserves represent the difference between the cost of the components and their estimated fair value based upon assumptions about market conditions and our current forecast of revenue. To the extent that such forecasts are not achieved or actual market conditions are less favorable than those projected, our commitments and associated reserve levels may change.

     On December 21, 2001, and January 10, 2002, we sold $550 million in aggregate principal amount of 2 percent convertible subordinated notes due 2007 (see note 4, “Convertible Subordinated Debt,” of the Notes to Condensed Consolidated Financial Statements). Holders of the notes may, in whole or in part, convert the notes into shares of our common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (aggregate of approximately 12.6 million shares) at any time prior to maturity on January 1, 2007. At any time on or after January 5, 2005, we may redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price

Beginning on January 5, 2005 and ending on December 31, 2005	100.80%
Beginning on January 1, 2006 and ending on December 31, 2006	100.40%
On January 1, 2007 and thereafter	100.00%

     We are required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Debt issuance costs of $12.4 million are being amortized over a five-year term using the straight-line method, which approximates the effective interest rate method. The amortization of these debt issuance costs will accelerate upon early redemption or conversion of the notes. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures.

     The following table summarizes our contractual obligations (including interest expense) and commitments at January 26, 2002 (in thousands):

		Less than			After
	Total	1 year	1 — 3 years		3 years

Contractual Obligations:
Convertible subordinated notes, including interest	$605,000	$11,000		$22,000	$572,000
Non-cancelable operating leases	275,801	26,905		50,933	197,963
Unconditional purchase obligations, gross	43,283	43,283		—	—

Total contractual cash obligations	$924,084	$81,188		$72,933	$769,963

Other Commitments:
Standby letters of credit	$18,749	$ n/a	$	n/a	$ n/a

     We believe that our existing cash, cash equivalents, short-term investments, and cash expected to be generated from future operations will be sufficient to meet our capital requirements at least through the next 12 months, although we could elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors including: the rate of revenue growth; the timing and extent of spending to support product development efforts and the expansion of sales and marketing; the timing of introductions of new products and enhancements to existing products; and the market acceptance of our products.

Related Party Transactions

     Larry W. Sonsini, a director of Brocade, serves as a member and Chairman and CEO of Wilson Sonsini Goodrich & Rosati, Professional Corporation (WSGR), our principal outside legal counsel. Aggregate fees billed to us by WSGR for legal services rendered during the quarters ended January 26, 2002, and January 27, 2001, were $351,000 and $161,000, respectively.

     Mark Leslie, a director of Brocade, serves on the Board of Directors of VERITAS Software Corporation (Veritas), a company with whom we do business. For the quarters ended January 26, 2002, and January 27, 2001, total revenues from sales to Veritas were $800,000 and $1.2 million, respectively. Accounts receivable balances due from Veritas were $370,000 and $204,000 at January 26, 2002 and October 27, 2001, respectively. We believe that sales to Veritas were on terms no more favorable than those with unrelated parties.

Critical Accounting Policies

     Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an on-going basis, our estimates and judgments, including those related to sales returns, bad debts, excess inventory and purchase commitments, investments, warranty obligations, lease losses, income taxes, and contingencies and litigation. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•	Revenue recognition and allowances;

•	Inventory and purchase commitment reserves;

•	Lease losses; and

•	Accounting for income taxes.

     Product revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable, and collectibility is probable. However, revenue recognition is deferred for shipments to new customers and for shipments of next generation products to existing customers when significant support services are required to successfully integrate our product into our customer’s products. These revenues, and related costs, are deferred and recognized when the customer has successfully integrated our product into its product offerings and we have met our support obligations. In addition, revenue from sales to master resellers is recognized upon reported sell-through. Our post-sales obligations are generally limited to product warranties. Service revenue is recognized over the contractual period, generally one to three years. Warranty costs, sales returns, and other allowances are accrued based on experience at the time of shipment. We record a provision for estimated sales discounts, rebates, credits and, at times, returns on product sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data, current economic trends, changes in customer demand, and other factors. If the data used to calculate these estimates does not properly anticipate future returns, revenue could be misstated. To date, actual experience has been consistent with our estimates.

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms and practices when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and charges against earnings may be required.

     We write down inventory and record purchase commitment reserves for estimated excess and obsolete inventory and equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. Although we strive to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments, and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs, purchase commitment reserves, and charges against earnings may be required. Actual experience has been consistent with our estimates.

     During the quarter ended October 27, 2001, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we performed a comprehensive analysis of our real estate facility requirements and identified excess facility space, which has subsequently been offered for sublease. Based upon the results of this analysis, during the quarter ended October 27, 2001, we recorded a charge of $39.8 million related to estimated facilities lease losses, net of expected sublease income, and a charge of $5.7 million in connection with the impairment of certain related leasehold improvements. In determining the net facilities lease losses and related asset impairment charges, various assumptions were made including the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. The charges recorded were estimates in accordance with SFAS No. 5, “Accounting for Contingencies,” and represented the low-end of an estimated range that may be adjusted upon the occurrence of future triggering events. Under certain circumstances, we estimated the high-end of this range to be $63.0 million. Triggering events may include, but are not limited to, changes in estimated time to sublease the facilities, sublease terms, and sublease rates. Should operating lease rental rates continue to decline or should it take longer than expected to find a suitable tenant to sublease the facility, adjustments to the facilities lease losses reserve may be necessary in future periods based upon the then current actual events and circumstances. As of January 26, 2002, no triggering events had occurred. As a result, no adjustments were made to the estimated facilities lease losses and related asset impairment charges previously recorded.

     The determination of our tax provision is subject to judgments and estimates due to operations in several tax jurisdictions outside the United States. Sales to our international customers are generally taxed at rates that are lower than U.S. rates, resulting in a reduction of our effective tax rate. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the United States and in the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving and expect to receive from international sales. In addition, a decrease in the percentage of our total revenue from international subsidiaries or in the mix of international revenue among particular tax jurisdictions could increase our overall effective tax rate. Also, our current effective tax rate assumes that U.S. income taxes are not provided for undistributed earnings of certain non-U.S. subsidiaries. These earnings could become subject to incremental foreign withholding, Federal and state income taxes should they be either deemed or actually remitted to the U.S.

     The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to fully realize the net deferred tax assets. If these estimates and related assumptions change in the future, we may be required to record valuation allowances against our deferred tax assets resulting in additional income tax expense. We evaluate the expected realization of our deferred tax assets and assess the need for valuation allowances quarterly.

Recent Accounting Pronouncements

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

     Our quarterly revenues and operating results may vary significantly in the future due to a number of factors, any of which may cause our stock price to fluctuate. The primary factors that may impact the predictability of our quarterly results include the following:

•	changes in general economic conditions and specific economic conditions in the computer, storage, and networking industries. In particular, recent economic uncertainty has resulted in a general reduction in information technology (IT) spending. This reduction in IT spending has lead to a decline in our growth rates compared to historical trends;

•	the timing of customer orders and product implementations, particularly large orders from and product implementations of our OEM customers;

•	the effects of terrorist activity and armed conflict, such as disruptions in general economic activity;

•	Announcements, introductions, and transitions of new products by us and our competitors;

•	deferrals of customer orders in anticipation of new products, services or product enhancements introduced by us or our competitors;

•	our ability to obtain sufficient supplies of sole or limited sourced components, including application specific integrated circuits (ASICs), microprocessors, certain logic chips, programmable logic devices, chassis, printed circuit boards, and power supplies;

•	increases in prices of components used in the manufacture of our products;

•	our ability to attain and maintain production volumes and quality levels;

•	variations in the mix of our products sold and the mix of distribution channels through which they are sold;

•	litigation; and

•	legislation or regulatory developments.

     Accordingly, the results of any prior periods should not be relied upon as an indication of future performance. To the extent that our operating results are below expectations of market analysts or investors our stock price may decline.

     Our revenues may be impacted by changes in information technology spending levels.

     In recent quarters, unfavorable economic conditions and reduced global IT spending rates have adversely affected our operating results and lead to a decline in our growth rates compared to historical trends. We are unable to predict when IT spending rates will return to historical levels, if at all. Should there be further reductions in either domestic or international IT spending rates, or should IT spending rates not return to historical levels, our revenues, operating results, and financial condition may continue to be adversely affected.

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

     Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and introducing high-quality, cost-effective products and product enhancements on a timely basis and by keeping pace with technological developments and emerging industry standards. We expect to launch new products during the next year and our future revenue growth will be dependent on the success of these new products. We have in the past experienced delays in product development and such delays may occur in the future.

     As we introduce new products, we must manage the transition between our new products and our older products.

     As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, and ensure that enough supplies of new products can be delivered to meet customers’ demands. Our failure to develop and successfully introduce new products and product enhancements could adversely affect our business and financial results. For example, during the quarter ended October 27, 2001, the accelerated transition of our product offerings from 1 to 2 Gigabit per second (Gbit/sec) technology resulted in us recording charges of approximately $12.1 million for inventory purchase commitments, fixed asset impairments and other charges. Our failure to manage the transition to newer products could result in an increase in inventory levels and/or a decline in revenues.

     In particular, in conjunction with the transition of our product offerings from 1 to 2 Gbit/sec technology, we have begun introducing products with new features and functionality. We face risks relating to this product transition, including risks relating to forecasting of demand for 2 Gbit/sec products and related transition issues, as discussed in the previous paragraph, as well as possible product and software defects and a potentially different sales and support environment due to the complexity of these new systems. If any of the forgoing occur, our business could be seriously harmed.

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

     We sell and market our products through OEM partners, master resellers and fabric partners. We must continually assess, anticipate and respond to the needs of these OEM partners, master resellers and fabric partners. We must ensure that our products integrate with solutions provided by these OEM partners, master resellers and fabric partners. We must also continually assess, anticipate and respond to the needs of their customers, who are the end-users of our products. If we fail to respond to the needs of these groups, our business and operating results could be harmed.

     Because we sell and market our products through OEM partners, master resellers and fabric partners, our direct contact with the end-users of our products is often limited. Although we make every effort to communicate with, understand, and anticipate the current and future needs of the end-users of our products, to a large extent we rely on our OEM partners, master resellers and fabric partners for visibility into those end-user requirements. Our failure to adequately assess and anticipate future end-user needs could negatively impact the demand for our products and reduce our revenues.

     Similarly, we have limited ability to forecast the demand for our products. In preparing sales and demand forecasts, we largely rely on input from our OEM partners, master resellers and fabric partners. If our customers are unable to accurately forecast demand or we fail to effectively communicate with our customers about end-user demand or other time sensitive information, sales and demand forecasts may not reflect the most accurate, up-to-date information. Because we make business decisions based on our sales and demand forecasts, should these forecasts not materialize, our business and financial results could be negatively impacted. Furthermore, we may not be able to identify these forecast differences until late in our quarter and consequently may not be able to make adjustments to our business model without negatively impacting our earnings.

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

     To date, none of our international revenues and costs of revenues has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and thus less competitive in foreign markets. In the future, a portion of our international revenues may be denominated in foreign currencies, including the Euro, which will subject us to risks associated with fluctuations in those foreign currencies. Additionally, we receive significant tax benefits from sales to our international customers. These benefits are contingent upon existing tax laws in both the United States and in the respective countries in which our international customers are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving and expect to receive from sales to our international customers. In addition a decrease in the percentage of our total revenue from international customers or in the mix of international revenue among particular tax jurisdictions, could increase our overall effective tax rate.

     We depend on OEM customers. The loss of any of these customers could significantly reduce our revenues.

     Although our customer base has increased, we still depend on large, recurring purchases from a limited number of large OEM customers. Our agreements with our OEM customers are typically cancelable, non-exclusive, and have no minimum purchase requirements. For the quarter year ended January 26, 2002, four customers each represented at least 10 percent of our total revenues for a combined total of 70 percent of our total revenues. In addition, Hewlett-Packard Company (HP) and Compaq Computer Corporation (Compaq), two of our OEM customers, have announced their intent to merge, which if consummated could result in a disruption in our sales to these two customers. We anticipate that our revenues and operating results will continue to depend on sales to a relatively small number of customers. Therefore, the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, could seriously harm our financial condition and results of operations.

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

     We currently depend on Solectron, a third party manufacturer for numerous companies, to manufacture all of our products. If we should fail to effectively manage our relationship with Solectron, or if Solectron experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, our ability to ship products to our customers could be delayed and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. Although we recently qualified a second third-party contract manufacturer to manufacture some of our products, if we are required or choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

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

     We currently purchase several key components used in the manufacture of our products from single or limited sources. We purchase ASICs, microprocessors, certain connectors, certain logic chips, programmable logic devices, and chassis from single sources, and printed circuit boards and power supplies from limited sources. In addition, we license certain software from third parties that is incorporated into the operating system of our products. If we are unable to buy or license these components on a timely basis, we will not be able to deliver product to our customers in a timely manner. We use a rolling six-month forecast based on anticipated product orders to determine component requirements. If we overestimate component requirements, we may have excess inventory, which would increase our costs. If we underestimate component requirements, we may have inadequate inventory, which could interrupt the manufacturing process and result in lost or deferred revenue. In addition, lead times for components vary significantly and depend on factors such as the specific supplier, contract terms, and demand for a component at a given time. We also may experience shortages of certain components from time to time, which also could delay the manufacturing and sales processes.

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

     Networking products frequently contain undetected software or hardware errors when first introduced or as new versions are released. Our products are becoming increasingly complex and errors may be found from time to time in our new or enhanced products. In addition, our products are combined with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of engineering personnel from product development efforts and cause significant customer relations problems. Moreover, the occurrence of hardware and software errors, whether caused by another vendor’s SAN products, or ours, could delay or prevent the development of the SAN market.

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

     We rely on a combination of patent, copyright, trademark, trade secret laws, confidentiality agreements and other contractual restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants, and corporate partners, and control access to and distribution of our technology, software, documentation, and other confidential information. These measures may not preclude competitors from independently developing products with functionality or features similar to our products. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we take to prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States, will be effective.

     Others may bring infringement claims against us, which could be time-consuming and expensive to defend.

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. On February 14, 2002, a suit captioned McData Corp. v. Brocade Communications Systems, Inc. was filed against Brocade in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fibre Channel Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe U.S. Patent No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patent in the future. On March 4, 2002, McDATA Corporation filed an amended complaint, in which it additionally alleged that the Brocade SilkWorm 3200 Entry Fabric Switch infringed this patent. In connection with this suit, on March 4, 2002, McDATA Corporation filed a motion for a preliminary injunction against Brocade with regard to the patent. No hearing on the motion for preliminary injunction or the underlying claims has been scheduled. We believe that we have meritorious defenses to the claims and intend to defend the action vigorously.

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

     Industry standards for SAN products are continuing to emerge, evolve, and achieve acceptance. To remain competitive, we must continue to introduce new products and product enhancements that meet these industry standards. All components of the SAN must interoperate together. Industry standards are in place to specify guidelines for interoperability and communication based on standard specifications. Our products comprise only a part of the entire SAN solution utilized by the end-user and we depend on the companies that provide other components of the SAN solution, many of whom are significantly larger than us, to support the industry standards as they evolve. The failure of these providers to support these industry standards could adversely affect the market acceptance of our products.

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

     Provisions in our charter documents, customer agreements, Delaware law and our recently adopted stockholder rights plan could prevent or delay a change in control of Brocade, which could hinder your ability to receive a premium for your shares.

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

     Certain provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us. Further, our agreements with certain of our customers require that we give prior notice of a change of control and grant certain manufacturing rights following the change of control. In addition we recently adopted a stockholder rights plan. Any of these things could prevent or delay a change in control of Brocade, which could hinder your ability to receive a premium for your shares.

     We expect to experience volatility in our stock price, which could negatively affect your investment.

     The market price of our common stock has experienced significant volatility in the past and may continue to fluctuate significantly in response to the following factors, some of which are beyond our control:

•	macroeconomic conditions;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of other technology companies;

•	announcements of financial results by us or other technology companies;

•	announcements by us, our competitors, customers or similar businesses of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	losses of major OEM customers;

•	additions or departures of key personnel;

•	sales by us of common stock or convertible securities; and

•	incurring additional debt.

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

     Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters, is located near major earthquake faults and we neither carry earthquake insurance nor have we set aside funds or reserves to cover such earthquake-related losses. Our facilities in the State of California have, from time to time, been subject to rolling electrical blackouts resulting from shortages of available electrical power. Should these blackouts continue to occur or increase in severity in the future, they could disrupt the operations of our affected facilities. Although we carry business interruption insurance to mitigate the impact of potential business interruptions, should a business interruption occur, our business could be seriously harmed.

     Our private minority equity investments are subject to equity price risk and their value may fluctuate.

     From time to time, we make equity investments for the promotion of business and strategic objectives. The market price and valuation of the securities that we hold in these companies may fluctuate due to market conditions and other circumstances over which we have little or no control. To the extent that the fair value of these securities is less than our cost over an extended period of time, our results of operations and financial position could be harmed.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     We are exposed to market risk related to changes in interest rates and equity security prices.

Interest Rate Risk

     Our exposure to market risk due to changes in the general level of U.S. interest rates relates primarily to our cash equivalents and short-term investments portfolio. Our cash, cash equivalents, and short-term investments are primarily maintained at four major financial institutions in the United States. At January 26, 2002, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As such, our short-term investments consist of U.S. Treasury and Federal agency debt securities with original maturity dates between three months and one year. Due to the nature of our short-term investments, we believe that market risk due to changes in interest rates is not material.

     The following table (in thousands) presents our cash equivalents and short-term investments subject to interest rate risk and their related weighted average interest rates at January 26, 2002. Carrying value approximates fair value.

		Average
	Amount	Interest Rate

Cash and cash equivalents	$756,601	1.91%
Short-term investments	67,281	3.89%

Total	$823,882	2.07%

     Subsequent to January 26, 2002, we invested $540.0 million in AAA rated 36-month debt securities of U.S. government agencies.

     Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. Therefore, we are not exposed to changes in interest rates related to our long-term debt instruments.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     On July 20, 2001, a putative class action captioned Chae v. Brocade Communications Systems, Inc. et al. was filed against the Company and three of its officers and directors (collectively the “Individual Defendants”) in the United States District Court for the Southern District of New York. Also named as defendants were Morgan Stanley & Co., Inc., BT Alex Brown, Inc., and Dain Rauscher, Inc., the underwriters in the Company’s initial public offering. The complaint alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) against all defendants and violations of Section 20(a) of the Securities Exchange Act of 1934 against the Individual Defendants. A second, substantively similar complaint, Radliff v. Brocade Communications Systems, Inc., was filed in the same court on September 25, 2001. On March 6, 2002, the United States District Court for the Southern District of New York entered an order dismissing the cases without prejudice as to the Company and the Individual Defendants.

     On February 14, 2002, a suit captioned McData Corp. v. Brocade Communications Systems, Inc. was filed against the Company in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fibre Channel Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe U.S. Patent No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin the Company from infringing the patent in the future. On March 4, 2002 McDATA, Corporation filed an amended complaint, in which it additionally alleged that the Brocade SilkWorm 3200 Entry Fabric Switch infringed this patent. In connection with this suit, on March 4, 2002, McDATA Corporation filed a motion for a preliminary injunction against the Company with regard to the patent. No hearing on the motion for preliminary injunction or the underlying claims has been scheduled. The Company believes that it has meritorious defenses to the claims and intends to defend the action.

Item 2. Changes in Securities and Use of Proceeds

     On December 21, 2001, and January 10, 2002, we sold, in private placements pursuant to Section 4(2) of the Securities Act of 1933, as amended, $550 million in aggregate principal amount of 2 percent convertible subordinated notes due 2007. The initial purchasers of the notes were Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney, Inc. and Merrill Lynch, Pierce Fenner and Smith Incorporated, who purchased the notes from us at a discount of 2.25 percent of the aggregate principal amount. Holders of the notes may, in whole or in part, convert the notes into shares of our common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (aggregate of approximately 12.6 million shares) at any time prior to maturity on January 1, 2007. At any time on or after January 5, 2005, we may redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price

Beginning on January 5, 2005 and ending on December 31, 2005	100.80%
Beginning on January 1, 2006 and ending on December 31, 2006	100.40%
On January 1, 2007 and thereafter	100.00%

     We are required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Debt issuance costs of $12.4 million are being amortized over a five-year term using the straight-line method, which approximates the effective interest rate method. The amortization of these debt issuance costs will accelerate upon early redemption or conversion of the notes. The offer and sale of the notes was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2). We intend to file a registration statement for the resale of the notes and the shares of common stock issuable upon conversion of the notes within 90 days after the closing of the offering. Subsequent to January 26, 2002, the net proceeds of $537.6 million were invested in U.S. government agency debt securities. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

4.1	Indenture, dated as of December 21, 2001, between Brocade and State Street Bank and Trust Company of California, N.A.
4.2	Form of Note (included in Exhibit 4.1)
4.3	Registration Rights Agreement, dated as of December 21, 2001, by and among Brocade and Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc. and Merrill Lynch Pierce Fenner and Smith Incorporated.

     (b)  Reports on Form 8-K.

     We filed one report on Form 8-K during the quarter ended January 26, 2002. Information regarding the item reported on is as follows:

Date	Item Reported On

January 23, 2002	Private placement of $550 million in convertible subordinated notes due 2007.

     Items 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brocade Communications Systems, Inc.

Date: March 12, 2002	By:	/s/ ANTONIO CANOVA

Antonio Canova Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

4.1	Indenture, dated as of December 21, 2001, between Brocade and State Street Bank and Trust Company of California, N.A.
4.2	Form of Note (included in Exhibit 4.1)
4.3	Registration Rights Agreement, dated as of December 21, 2001, by and among Brocade and Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc. and Merrill Lynch Pierce Fenner and Smith Incorporated.

 -