Form 10-Q
period 2002-04-27
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2002-05-30
CIK 1009626

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 27, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission file number: 000-25601

BROCADE COMMUNICATIONS SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0409517
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

1745 Technology Drive
San Jose, CA 95110
(408) 487-8000
(Address, including zip code, of Registrant’s
principal executive offices and telephone
number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No ☐

The number of shares outstanding of the Registrant’s Common Stock on April 27, 2002 was 233,370,093 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED APRIL 27, 2002

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended

	April 27,	April 28,	April 27,	April 28,
	2002	2001	2002	2001

Net revenues	$134,950	$115,206	$258,028	$280,230
Cost of revenues	53,673	46,073	102,651	112,127

Gross margin	81,277	69,133	155,377	168,103

Operating expenses:
Research and development	33,012	28,391	62,314	54,533
Sales and marketing	26,794	23,202	52,384	47,033
General and administrative	4,840	4,606	9,383	8,986
Amortization of deferred stock compensation	242	280	484	560

Total operating expenses	64,888	56,479	124,565	111,112

Income from operations	16,389	12,654	30,812	56,991
Interest and other income, net	6,661	4,462	9,996	6,556
Interest expense	(3,360)	—	(4,670)	—

Income before provision for income taxes	19,690	17,116	36,138	63,547
Provision for income taxes	5,712	5,135	10,489	19,064

Net income	$13,978	$11,981	$25,649	$44,483

Net income per share — Basic	$0.06	$0.05	$0.11	$0.20

Net income per share — Diluted	$0.06	$0.05	$0.10	$0.18

Shares used in per share calculation — Basic	231,185	219,865	229,720	217,997

Shares used in per share calculation — Diluted	245,678	238,740	246,955	243,298

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	April 27,	October 27,
	2002	2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$165,291	$150,118
Short-term investments	41,047	105,030

Total cash, cash equivalents and short-term investments	206,338	255,148
Marketable equity securities	301	332
Accounts receivable, net of allowances for doubtful accounts of $3,278 and $3,025, respectively	79,052	68,900
Inventories, net	5,499	10,307
Deferred tax assets, net	29,386	28,025
Prepaid expenses and other current assets	12,296	10,022

Total current assets	332,872	372,734
Long-term investments	641,372	—
Property and equipment, net	122,803	97,457
Deferred tax assets, net	225,545	207,209
Convertible subordinated debt issuance costs	11,508	—
Other assets	8,226	6,322

Total assets	$1,342,326	$683,722

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,633	$25,082
Accrued employee compensation	25,347	21,994
Deferred revenue	16,116	12,630
Current liabilities associated with lease losses	9,818	11,339
Other accrued liabilities	44,687	43,895

Total current liabilities	133,601	114,940
Non-current liabilities associated with lease losses	26,410	30,896
Convertible subordinated debt	550,000	—
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value 5,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 233,370 and 229,762 shares at April 27, 2002 and October 27, 2001, respectively	233	230
Additional paid-in capital	561,659	493,738
Deferred stock compensation	(554)	(1,038)
Accumulated other comprehensive income	894	522
Retained earnings	70,083	44,434

Total stockholders’ equity	632,315	537,886

Total liabilities and stockholders’ equity	$1,342,326	$683,722

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended

	April 27,	April 28,
	2002	2001

Cash flows from operating activities:
Net income	$25,649	$44,483
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefits from employee stock option transactions	26,200	88,097
Deferred taxes	(20,293)	(75,156)
Depreciation, amortization and write-offs of property and equipment	15,747	6,692
Gain on sale of marketable equity securities	—	(5,728)
Impairment losses on investments	—	3,500
Provision for doubtful accounts receivable and sales returns	700	845
Non-cash compensation expense	484	560
Changes in operating assets and liabilities:
Accounts receivable	(10,852)	(1,663)
Inventories	4,808	(7,009)
Prepaid expenses and other assets	(4,178)	(5,049)
Accounts payable	12,551	17,232
Accrued employee compensation	3,353	(14,889)
Deferred revenue	3,486	3,623
Other accrued liabilities	792	12,368
Liabilities associated with lease losses	(2,950)	—

Net cash provided by operating activities	55,497	67,906

Cash flows from investing activities:
Purchases of property and equipment	(42,387)	(42,979)
Purchases of short-term investments	—	(16,194)
Purchases of long-term investments	(640,777)	—
Proceeds from maturities of short-term investments	63,491	30,369
Proceeds from sale of marketable equity securities	—	10,728
Other investing activities	—	(16,900)

Net cash used in investing activities	(619,673)	(34,976)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	41,724	42,904
Proceeds from issuance of convertible subordinated debt	537,625	—

Net cash provided by financing activities	579,349	42,904

Net increase in cash and cash equivalents	15,173	75,834
Cash and cash equivalents, beginning of period	150,118	27,265

Cash and cash equivalents, end of period	$165,291	$103,099

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Operations of Brocade

     Brocade Communications Systems, Inc. (Brocade or the Company) is the world’s leading provider of infrastructure for Storage Area Networks (SANs), offering a product family of Fibre Channel fabric switches which provide an intelligent networking foundation for SANs. Brocade delivers products, and provides education and services that allow companies to implement highly available, scalable, manageable, and secure environments for business-critical applications. The Brocade SilkWorm family of Fibre Channel fabric switches enables customers to create a high-performance SAN fabric that is highly reliable and scalable to support the interconnection of server and storage devices, providing investment protection for the customer. Brocade products are sold through original equipment manufacturer (OEM) partners, master resellers and fabric partners.

     Brocade was incorporated on May 14, 1999 as a Delaware corporation and is the successor to operations originally begun on August 24, 1995. The Company’s headquarters are located in San Jose, California.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying financial data as of April 27, 2002, and for the three and six month periods ended April 27, 2002 and April 28, 2001, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 27, 2001 Condensed Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of April 27, 2002, results of operations, and cash flows for the three and six month periods ended April 27, 2002, and April 28, 2001, have been made. The results of operations for the three and six month periods ended April 27, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Cash, Cash Equivalents, Short-term Investments and Long-term Investments

     The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. Investment securities with original maturities of more than three months but less than one year are considered short-term investments. Investment securities with original maturities of one year or more are considered long-term investments. The Company’s investments consist of debt securities issued by U.S. government agencies. All investments are classified as available-for-sale. Unrealized gains and losses are included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets, net of any related tax effect.

Marketable Equity Securities and Other Investments

     Marketable equity securities consist of equity holdings in public companies and are classified as available-for-sale when there are no restrictions on the Company’s ability to immediately liquidate such securities. The fair value of marketable equity securities is determined using quoted market prices for those securities. Unrealized gains and losses are included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets, net of any related tax effect. Realized gains and losses are calculated based on the specific identification method and are included in interest and other income, net in the Condensed Consolidated Statements of Operations.

     The Company also has certain other minority equity investments in non-publicly traded companies. These investments are included in other assets in the accompanying Condensed Consolidated Balance Sheets, are carried at cost, and are accounted for under the cost method. The Company holds less than 20 percent of the voting equity of such companies, and neither has nor seeks corporate governance or significant influence over the respective company’s operating and financial policies. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the inability to obtain additional private financing to fulfill the investee company’s stated business plan and cash burn rate; the need for changes to the respective investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary.

     For the three and six-month periods ended April 28, 2001, the Company recorded impairment charges of $3.5 million related to other-than-temporary declines in the fair value of certain minority equity investments in non-publicly traded companies. The impairment charges reduced the carrying value of the Company’s investments to the estimated fair value. The impairment charges were recorded in interest and other income, net in the accompanying Condensed Consolidated Statements of Operations. No impairment charges were recorded for the three and six-month periods ended April 27, 2002. As of April 27, 2002, and October 27, 2001, the carrying value of the Company’s minority equity investments in non-publicly traded companies was $2.2 million.

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

Concentrations

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments, and accounts receivable. Cash, cash equivalents, and short-term and long-term investments are primarily maintained at four major financial institutions in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand. The Company generally invests in U.S. government agency debt securities and limits the amount of credit exposure to any one entity. During the quarter ended April 27, 2002, the Company invested $640.8 million, primarily consisting of the proceeds from its convertible debt offering, in debt securities of three separate U.S. government agencies.

     For the quarters ended April 27, 2002 and April 28, 2001, five and three customers each contributed greater than 10 percent of the Company’s total revenues, for combined totals of 69 percent and 53 percent of total revenues, respectively. For the six-month periods ended April 27, 2002 and April 28, 2001, four and two customers each contributed greater than 10 percent of the Company’s total revenues, for combined totals of 62 percent and 50 percent of total revenues, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company’s financial condition or results of operations. In addition, Hewlett-Packard Company (HP) and Compaq Computer Corporation (Compaq), two of the five customers representing greater than ten percent of the Company’s total revenues for the quarter ended April 27, 2002, recently merged.

     A majority of the Company’s trade receivable balance is derived from sales to original equipment manufacturers in the computer storage and server industry. As of April 27, 2002, and October 27, 2001, 63 percent and 76 percent of accounts receivable, respectively, were concentrated with five customers. The Company performs on-going credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company has established reserves for credit losses and sales returns and other allowances. The Company has not experienced material credit losses in any of the periods presented.

     The Company’s business is concentrated in the storage area networking industry, which has been impacted by broader buying dynamics of investments in information technology (IT). Accordingly, the Company’s future success depends upon the buying patterns of such customers, their response to current and future IT investment trends, and the continued demand by such customers for the Company’s products. The Company’s continued success will depend upon its ability to enhance its existing products and to develop and introduce, on a timely basis, new cost-effective products and features that keep pace with technological developments and emerging industry standards.

Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended

	April 27,	April 28,	April 27,	April 28,
	2002	2001	2002	2001

Net income	$13,978	$11,981	$25,649	$44,483
Other comprehensive income (loss):
Change in net unrealized gains (losses) on marketable equity securities and investments	769	(17,828)	372	(29,880)
Reclassification adjustment for gains previously included in net income	—	4,010	—	4,010

Total comprehensive income (loss)	$14,747	$(1,837)	$26,021	$18,613

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

3. Fair Value of Financial Instruments

     The following tables summarize the Company’s available-for-sale securities (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

April 27, 2002
U.S. government agency securities	$680,882	$1,601	$(64)	$682,419
Marketable equity securities	347	12	(58)	301

Total	$681,229	$1,613	$(122)	$682,720

Reported as:
Short-term investments				$41,047
Marketable equity securities				301
Long-term Investments				641,372

Total				$682,720

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

October 27, 2001
U.S. government agency securities	$104,493	$537	$—	$105,030
Marketable equity securities	347	24	(39)	332

Total	$104,840	$561	$(39)	$105,362

Reported as:
Short-term investments				$105,030
Marketable equity securities				332

Total				$105,362

     No gains or losses were realized for the three and six-month periods ended April 27, 2002. For the three and six-month periods ended April 28, 2001, gross gains of $5.7 million were realized on the sale of marketable equity securities and were recorded in interest and other income, net in the accompanying Condensed Consolidated Statements of Operations. As of April 27, 2002, and October 27, 2001, net unrealized holding gains of $1.5 million and $0.5 million, respectively, were included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets, net of any related tax effect.

     The following table summarizes maturities of the Company’s investments in debt securities issued by U.S. government agencies as of April 27, 2002 (in thousands):

	Cost	Fair Value

Less than one year	$41,002	$41,047
Due in 1 — 2 years	91,980	92,349
Due in 2 — 3 years	547,900	549,023

Total	$680,882	$682,419

4. Liabilities Associated with Facilities Lease Losses

     During the quarter ended October 27, 2001, the Company recorded a charge of $39.8 million related to estimated facilities lease losses, net of expected sublease income, and a charge of $5.7 million in connection with the impairment of certain related leasehold improvements. These charges were estimates in accordance with SFAS No. 5, “Accounting for Contingencies,” and represented the low-end of an estimated range that may be adjusted upon the occurrence of future triggering events. Under certain circumstances, the high-end of this range was estimated to be $63.0 million. Triggering events may include, but are not limited to, changes in estimated time to sublease the facilities, sublease terms, and sublease rates. Should operating lease rental rates continue to decline or should it take longer than expected to find a suitable tenant to sublease the facilities, adjustments to the facilities lease losses reserve may be necessary in future periods based upon the then current actual events and circumstances. As of April 27, 2002, no triggering events had occurred. As a result, no adjustments were made to the estimated facilities lease losses and related asset impairment charges previously recorded.

     The activity for the facilities lease losses reserve, net of expected sublease income, for the six months ended April 27, 2002, consisted of the following (in thousands):

Facilities
Lease Losses

Reserve balances at October 27, 2001	$38,834
Cash payments on facilities leases	(2,950)

Reserve balances at April 27, 2002	$35,884

     Cash payments for facilities leases related to the above noted facilities lease losses will be made over the next five years. In addition to the $35.9 million reserved for future lease commitments, net of expected sublease income, the Company has a remaining reserve balance of $0.3 million for future purchase commitments in connection with certain related leasehold improvements currently under construction. For the six months ended April 27, 2002, the Company made cash payments of $3.1 million related to these accrued purchase commitments.

5. Convertible Subordinated Debt

     On December 21, 2001, and January 10, 2002, the Company sold, in private placements pursuant to Section 4(2) of the Securities Act of 1933, as amended, $550 million in aggregate principal amount of 2 percent convertible subordinated notes due 2007. The initial purchasers of the notes were Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney, Inc. and Merrill Lynch Pierce Fenner and Smith Incorporated, who purchased the notes from the Company at a discount of 2.25 percent of the aggregate principal amount. Holders of the notes may, in whole or in part, convert the notes into shares of the Company’s common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes

(aggregate of approximately 12.6 million shares) at any time prior to maturity on January 1, 2007. At any time on or after January 5, 2005, the Company may redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price

Beginning on January 5, 2005 and ending on December 31, 2005	100.80%
Beginning on January 1, 2006 and ending on December 31, 2006	100.40%
On January 1, 2007	100.00%

     The Company is required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Debt issuance costs of $12.4 million are being amortized over a five-year term using the straight-line method, which approximates the effective interest rate method. The amortization of these debt issuance costs will accelerate upon early redemption or conversion of the notes. During the quarter ended April 27, 2002, the net proceeds of $537.6 million were invested in U.S. government agency debt securities. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures.

6. Balance Sheet Detail

     Inventories consisted of the following and are shown net of reserves for excess and obsolete inventory (in thousands):

	April 27,	October 27,
	2002	2001

Raw materials	$1,629	$6,572
Finished goods	3,870	3,735

Total	$5,499	$10,307

     Property and equipment, net consisted of the following (in thousands):

	April 27,	October 27,
	2002	2001

Computers, equipment and software	$128,669	$98,775
Furniture and fixtures	3,184	3,200
Leasehold improvements	25,773	18,435

	157,626	120,410
Less: Accumulated depreciation and amortization	(34,823)	(22,953)

Total	$122,803	$97,457

     Leasehold improvements as of April 27, 2002 and October 27, 2001, are shown net of estimated asset impairments related to facilities lease losses (see Note 4).

7. Commitments and Contingencies

Leases

     The Company leases its facilities and certain equipment under various operating lease agreements expiring through November 2013. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $18.7 million as security for the leases. Future minimum lease payments under all non-cancelable operating leases as of April 27, 2002 were $272.5 million. In addition to base rent on its facilities leases, many of the operating lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.

     As of April 27, 2002, the Company had a facilities lease losses reserve, net of expected sublease income, related to future facilities lease commitments of $35.9 million (see Note 4).

Manufacturing and Purchase Commitments

     The Company has a manufacturing agreement with Solectron Corporation (Solectron) under which the Company provides to Solectron a twelve-month product forecast and places purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to the Company’s customers. Although the Company’s purchase orders placed with Solectron are cancelable, the terms of the agreement require the Company to purchase from Solectron all inventory components not returnable or usable by other Solectron customers. As of April 27, 2002, the Company’s commitment to Solectron for such inventory components was $39.8 million, net of purchase commitment reserves of $6.1 million, which the Company expects to utilize during future normal ongoing operations.

     In addition, the Company purchases several key components used in the manufacture of its products. As of April 27, 2002, the Company had non-cancelable purchase commitments for various components totaling $6.6 million, net of purchase commitment reserves of $1.0 million, which the Company expects to utilize during future normal ongoing operations.

     The Company has established purchase commitment reserves of $7.1 million for excess inventory components committed to be purchased from Solectron and other key component vendors that it believes may not be realizable during future normal ongoing operations. These purchase commitment reserves represent the difference between the cost of the components and their estimated fair value based upon assumptions about market conditions and the Company’s current forecast of revenue. To the extent that such forecasts are not achieved or actual market conditions are less favorable than those projected, the Company’s commitments and associated reserve levels may change. The Company monitors its purchase commitment reserve requirements on a quarterly basis.

Legal Proceedings

     On February 14, 2002, a suit captioned McDATA Corp. v. Brocade Communications Systems, Inc. was filed against the Company in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fibre Channel Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe U.S. Patent No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin the Company from infringing the patent in the future. On March 4, 2002, McDATA Corporation (McDATA) filed an amended complaint, in which it additionally alleged that the Brocade SilkWorm 3200 Entry Fabric Switch infringed this patent. In connection with this suit, on March 4, 2002, McDATA filed a motion for a preliminary injunction against the Company with regard to the patent. The Company filed an answer and counterclaims on April 8, 2002 asserting, among other things, no infringement and that the patent is invalid, unenforceable and covered by an existing covenant not to sue between the Company and McDATA. A hearing on McDATA’s motion for preliminary injunction is currently scheduled for July 15, 2002. The Company believes that it has meritorious defenses to the claims and intends to defend the action vigorously.

     On July 20, 2001, the first of a number of putative class actions was filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and certain of the underwriters in the Company’s initial public offering. Those cases were consolidated under the caption Chae v. Brocade Communications Systems, Inc. et al. The complaints generally alleged that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering. On March 1, 2002, the Court entered an order dismissing without prejudice all claims against the Company and its officers and directors named in the consolidated proceeding. On April 19, 2002, a consolidated amended class action captioned In Re Brocade Communication Systems, Inc. Initial Public Offering Securities Litigation was filed reinstating those claims. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The Company believes that it has meritorious defenses to the claims and intends to defend the action vigorously.

8. Stockholder Rights Plan

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

9. Net Income per Share

     The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	April 27,	April 28,	April 27,	April 28,
	2002	2001	2002	2001

Net income	$13,978	$11,981	$25,649	$44,483

Basic and diluted net income per share:
Weighted-average shares of common stock outstanding	232,958	226,216	231,979	224,975
Less: Weighted-average shares of common stock subject to repurchase	(1,773)	(6,351)	(2,259)	(6,978)

Weighted-average shares used in computing basic net income per share	231,185	219,865	229,720	217,997
Dilutive effect of common share equivalents	14,493	18,875	17,235	25,301

Weighted-average shares used in computing diluted net income per share	245,678	238,740	246,955	243,298

Basic net income per share	$0.06	$0.05	$0.11	$0.20

Diluted net income per share	$0.06	$0.05	$0.10	$0.18

     For the quarters ended April 27, 2002, and April 28, 2001, potential common share equivalents in the form of stock options to purchase 37.3 million and 27.2 million weighted-average shares of common stock, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share. For the six months ended April 27, 2002, and April 28, 2001, potential common share equivalents in the form of stock options to purchase 33.3 million and 14.2 million weighted-average shares of common stock, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share. In addition, for the three and six-month periods ended April 27, 2002, common share equivalents resulting from the potential conversion of the Company’s convertible subordinated debt of 12.6 million weighted-average common shares were antidilutive and therefore not included in the computation of diluted earnings per share.

10. Segment Information

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

     Revenues are attributed to geographic areas based on the location of the customer to which product is shipped. Domestic and international revenues were approximately 66 percent and 34 percent of total revenues, respectively, for the quarter ended April 27, 2002, and 68 percent and 32 percent, respectively, for the six-month period ended April 27, 2002. Domestic and international revenues were approximately 72 percent and 28 percent for both the three and six-month periods ended April 28, 2001. Domestic revenues include sales to certain OEM customers who then distribute Brocade product to their international customers. To date service revenue has not exceeded 10 percent of total revenues. Identifiable assets located in foreign countries were not material as of April 27, 2002, and October 27, 2001.

     For the quarters ended April 27, 2002, and April 28, 2001, five and three customers each contributed greater than 10 percent of the Company’s total revenues, for combined totals of 69 percent and 53 percent of total revenues, respectively. For the six-month periods ended April 27, 2002, and April 28, 2001, four and two customers each contributed greater than 10 percent of the Company’s total revenues, for combined totals of 62 percent and 50 percent of total revenues, respectively

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This report contains forward-looking statements, which are predictions about future events. These forward-looking statements include predictions regarding our:

•	revenues and profits;

•	customer concentration;

•	research and development expenses;

•	sales and marketing expenses;

•	general and administrative expenses;

•	provision for income taxes;

•	realization of deferred tax assets;

•	liquidity and sufficiency of existing cash, cash equivalents, and short-term investments for near-term requirements;

•	purchase commitments; and

•	the effect of recent accounting pronouncements on our financial condition and results of operations.

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

     Brocade, the B weave logo and SilkWorm are registered trademarks of Brocade Communications Systems, Inc. or its subsidiaries in the United States and/or in other countries. All other brands, logos and trademarks appearing elsewhere in this document are the property of their respective owners.

Recent Events

     On February 14, 2002, a suit captioned McDATA Corp. v. Brocade Communications Systems, Inc. was filed against Brocade in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fibre Channel Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe U.S. Patent No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patent in the future. On March 4, 2002, McDATA filed an amended complaint, in which it additionally alleged that the Brocade SilkWorm 3200 Entry Fabric Switch infringed this patent. In connection with this suit, on March 4, 2002, McDATA filed a motion for a preliminary injunction against Brocade with regard to the patent. We filed an answer and counterclaims on April 8, 2002 asserting, among other things, no infringement and that the patent is invalid, unenforceable and covered by an existing covenant not to sue between Brocade and McDATA. A hearing on McDATA’s motion for preliminary injunction is currently scheduled for July 15, 2002. We believe that we have meritorious defenses to the claims and intend to defend the action vigorously.

     On July 20, 2001, the first of a number of putative class actions was filed in the United States District Court for the Southern District of New York against us, certain of our officers and directors, and certain of the underwriters in our initial public offering. Those cases were consolidated under the caption Chae v. Brocade Communications Systems, Inc. et al. The complaints generally alleged that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering. On March 1, 2002, the Court entered an order dismissing without prejudice all claims against us and our officers and directors named in the consolidated proceeding. On April 19, 2002, a consolidated amended class action captioned In Re Brocade Communication Systems, Inc. Initial Public Offering Securities Litigation was filed reinstating those claims. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. We believe that we have meritorious defenses to the claims and intend to defend the action vigorously.

Results of Operations

     The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

	Three Months Ended		Six Months Ended

	April 27,	April 28,	April 27,	April 28,
	2002	2001	2002	2001

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	39.8	40.0	39.8	40.0

Gross margin	60.2	60.0	60.2	60.0

Operating expenses:
Research and development	24.5	24.6	24.2	19.5
Sales and marketing	19.8	20.1	20.3	16.8
General and administrative	3.6	4.0	3.6	3.2
Amortization of deferred stock compensation	0.2	0.3	0.2	0.2

Total operating expenses	48.1	49.0	48.3	39.7

	Three Months Ended		Six Months Ended

	April 27,	April 28,	April 27,	April 28,
	2002	2001	2002	2001

Income from operations	12.1	11.0	11.9	20.3
Interest and other income, net	4.9	3.9	3.9	2.4
Interest expense	(2.4)	—	(1.8)	—

Income before provision for income taxes	14.6	14.9	14.0	22.7
Provision for income taxes	4.2	4.5	4.1	6.8

Net income	10.4%	10.4%	9.9%	15.9%

     Revenues. Our revenues are derived primarily from sales of our SilkWorm family of products. Net revenues for the quarter ended April 27, 2002 were $135.0 million, compared to $115.2 million for the quarter ended April 28, 2001. The increase in net revenues was primarily the result of increased unit sales of eight and sixteen port SilkWorm Fibre Channel switches and from sales of our SilkWorm 12000 Core Fabric Switch, introduced in March 2002. The increase in unit sales of eight and sixteen port switches was partially offset by declining average unit selling prices.

     Net revenues for the six months ended April 27, 2002 were $258.0 million, compared to $280.2 million for the six months ended April 28, 2001. The decrease in net revenues was primarily the result of decreased unit sales due to unfavorable economic conditions and reduced information technology (IT) spending rates during the quarter ended January 26, 2002 when compared with the quarter ended January 27, 2001.

     Domestic and international revenues were approximately 66 percent and 34 percent of total revenues, respectively, for the quarter ended April 27, 2002, compared with approximately 72 percent and 28 percent of total revenues, respectively, for the quarter ended April 28, 2001. Domestic and international revenues were approximately 68 percent and 32 percent of total revenues, respectively, for the six months ended April 27, 2002, compared with approximately 72 percent and 28 percent of total revenues, respectively, for the six months ended April 28, 2001. International revenues primarily consisted of sales to customers in Western Europe and the greater Asia Pacific region. Revenues are attributed to geographic areas based on the location of the customer to which product is shipped. Domestic revenues include sales to certain OEM customers who then distribute our product to their international customers.

     A significant portion of our revenues is concentrated among a relatively small number of customers. For the quarters ended April 27, 2002 and April 28, 2001, five and three customers each contributed greater than 10 percent of our total revenues for combined totals of 69 percent and 53 percent of our total revenues, respectively. For the six-month periods ended April 27, 2002 and April 28, 2001, four and two customers each contributed greater than 10 percent of our total revenues for combined totals of 62 percent and 50 percent of our total revenues, respectively. The level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, could seriously harm our financial condition and results of operations. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of customers. In addition, HP and Compaq, two of the five customers representing greater than ten percent of our total revenues for the quarter ended April 27, 2002, recently merged.

     Gross margin. Gross margins for both the three and six-month periods ended April 27, 2002, remained consistent with gross margins reported in the prior comparable periods.

     Research and development expenses. Research and development (R&D) expenses increased to $33.0 million and $62.3 million for the three and six-month periods ended April 27, 2002, respectively, compared to $28.4 million and $54.5 million for the three and six-month periods ended April 28, 2001, respectively. R&D expenses consist primarily of salaries and related expenses for personnel engaged in engineering and R&D activities; fees paid to consultants and outside service providers; nonrecurring engineering charges; prototyping expenses related to the design, development, testing and enhancement of our products; depreciation related to engineering and test equipment; and IT and facilities expenses. The increase in R&D expenses reflects our continued belief that investment in R&D is a critical factor in maintaining our competitive position. The increases in R&D expenses were primarily related to additional personnel associated with the initial development of future products. We currently anticipate that R&D expenses will continue to increase in absolute dollars during the next quarter, but will decrease as a percentage of net revenues.

     Sales and marketing expenses. Sales and marketing expenses increased to $26.8 million and $52.4 million for the three and six-month periods ended April 27, 2002, respectively, compared to $23.2 million and $47.0 million for the three and six-month periods ended April 28, 2001, respectively. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales activities; costs associated with promotional and travel expenses; and IT and facilities expenses. The increases in sales and marketing expenses were primarily due to the hiring of additional sales and marketing personnel and, for the three months ended April 27, 2002, an increase in commissions associated with increased revenue levels. We believe that continued investment in sales and marketing is critical to the success of our strategy to expand relationships with our OEM customers; to expand our presence in the fabric integration channel; to communicate with, understand and anticipate the current and future needs of the end users of our products in order to increase demand for our partners; and to maintain our leadership position in the SAN market. In addition, we are currently expanding our international sales activities to various countries in Europe and the Asia Pacific region. We currently anticipate that sales and marketing expenses will increase in absolute dollars during the next quarter, but will decrease as a percentage of net revenues.

     General and administrative expenses. General and administrative (G&A) expenses increased to $4.8 million and $9.4 million for the three and six-month periods ended April 27, 2002, respectively, compared to $4.6 million and $9.0 million for the three and six-month periods ended April 28, 2001, respectively. G&A expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses. We currently anticipate that G&A expenses will increase in absolute dollars during the next quarter, but will remain relatively constant as a percentage of net revenues.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation was $0.2 million and $0.5 million for the three and six-months periods ended April 27, 2002, respectively, compared to $0.3 million and $0.6 million, for the three and six-month periods ended April 28, 2001, respectively. As of April 27, 2002, unamortized deferred stock compensation was approximately $0.6 million.

     Interest and other income, net. Net interest and other income increased to $6.7 million and $10.0 million for the three and six-month periods ended April 27, 2002, respectively, compared to $4.5 million and $6.6 million for the three and six-month periods ended April 28, 2001, respectively. The increases were primarily the result of increased cash and investment balances. Net interest and other income for the three and six-month periods ended April 28, 2001 includes realized gains of $5.7 million from the sale of marketable equity securities and impairment charges of $3.5 million related to other than temporary declines in the fair value of certain minority equity investments in non-publicly traded companies.

     Interest expense. Interest expense was $3.4 million and $4.7 million for the three and six-month periods ended April 27, 2002, respectively, and were primarily the result of the issuance of convertible subordinated debt.

     Provision for income taxes. Our effective tax rate for both the three and six-month periods ended April 27, 2002 was 29 percent compared to 30 percent for the three and six-month periods ended April 28, 2001. The decrease was primarily related to an increase in international revenues. Our ability to maintain our current effective tax rate requires that international revenues and earnings be achieved as planned. To the extent that international revenues and earnings differ from plan, a factor largely influenced by the buying behavior of our OEM customers, or unfavorable changes in tax laws and regulations occur, our effective tax rate could change.

Liquidity and Capital Resources

     Cash, cash equivalents, short-term investments and long-term investments were $847.7 million as of April 27, 2002, an increase of $592.6 million from October 27, 2001. For the six-month period ended April 27, 2002, we generated $55.5 million in cash from operating activities, primarily from net income and an increase in accounts payable, partially offset by an increase in accounts receivable due to increased sales in the quarter ended April 27, 2002. Also included in cash from operations were income tax benefits related to employee stock option transactions of $26.2 million, partially offset by an increase in net deferred tax assets of $20.3 million. As of April 27, 2002, we had $254.9 million in net deferred tax assets, which we believe will be realizable through future profitable operations.

     Net cash used in investing activities for the six-month period ended April 27, 2002 totaled $619.7 million, resulting primarily from purchases of long-term investments of $640.8 million and purchases of capital equipment of $42.4 million. Net cash provided by financing activities totaled $579.3 million and was the result of $537.6 million in net proceeds from the issuance of convertible subordinated notes (see note 5, “Convertible Subordinated Debt,” of the Notes to Condensed Consolidated Financial Statements), and $41.7 million in net proceeds from the issuance of common stock related to employee participation in employee stock plans.

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

     We have a manufacturing agreement with Solectron under which we provide to Solectron a twelve-month product forecast and place purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to our customers. Although the purchase orders we place with Solectron are cancelable, the terms of the agreement require us to purchase from Solectron all inventory components not returnable or usable by other Solectron customers. As of April 27, 2002, our commitment to Solectron for such inventory components was $39.8 million, net of purchase commitment reserves of $6.1 million, which we expect to utilize during future normal ongoing operations.

     In addition, we purchase several key components used in the manufacture of our products. As of April 27, 2002, we had non-cancelable purchase commitments for various components totaling $6.6 million, net of purchase commitment reserves of $1.0 million, which we expect to utilize during future normal ongoing operations.

     We have established purchase commitment reserves of $7.1 million for excess inventory components committed to be purchased from Solectron and other key component vendors that we believe may not be realizable during future normal ongoing operations. These purchase commitment reserves represent the difference between the cost of the components and their estimated fair value based upon assumptions about market conditions and our current forecast of revenue. To the extent that such forecasts are not achieved or actual market conditions are less favorable than those projected, our commitments and associated reserve levels may change. We monitor these purchase commitment reserve requirements on a quarterly basis, and as of April 27, 2002 continue to believe our reserves are adequate and sufficient to meet any unrealizable purchase commitments.

     On December 21, 2001, and January 10, 2002, we sold $550 million in aggregate principal amount of 2 percent convertible subordinated notes due 2007 (see note 5, “Convertible Subordinated Debt,” of the Notes to Condensed Consolidated Financial Statements). Holders of the notes may, in whole or in part, convert the notes into shares of our common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (aggregate of approximately 12.6 million shares) at any time prior to maturity on January 1, 2007. At any time on or after January 5, 2005, we may redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price

Beginning on January 5, 2005 and ending on December 31, 2005	100.80%
Beginning on January 1, 2006 and ending on December 31, 2006	100.40%
On January 1, 2007	100.00%

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

     The following table summarizes our contractual obligations (including interest expense) and commitments as of April 27, 2002 (in thousands):

		Less than			After
	Total	1 year	1 — 3 years		3 years

Contractual Obligations:
Convertible subordinated notes, including Interest	$605,000	$11,000		$22,000	$572,000
Non-cancelable operating leases	272,464	27,575		52,769	192,120
Unconditional purchase obligations, gross	53,490	53,490		—	—

Total contractual obligations	$930,954	$92,065		$74,769	$764,120

Other Commitments:
Standby letters of credit	$18,749	$ n/a	$	n/a	$ n/a

     We believe that our existing cash, cash equivalents, short-term and long-term investments, and cash expected to be generated from future operations will be sufficient to meet our capital requirements at least through the next 12 months, although we could elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors including: the rate of revenue growth; the timing and extent of spending to support product development efforts and the expansion of sales and marketing; the timing of introductions of new products and enhancements to existing products; and the market acceptance of our products.

Related Party Transactions

     Larry W. Sonsini, a director of Brocade, serves as a member and Chairman and CEO of Wilson Sonsini Goodrich & Rosati, Professional Corporation (WSGR), our principal outside legal counsel. Aggregate fees billed to us by WSGR for legal services rendered during the quarters ended April 27, 2002, and April 28, 2001, were $0.6 million and $0.2 million, respectively. Fees billed to us by WSGR for legal services rendered during the six-month periods ended April 27, 2002, and April 28, 2001, were $1.0 million and $0.3 million, respectively.

     During the three and six-month periods ended April 27, 2002 and April 28, 2001, Mark Leslie, a director of

Brocade, serves on the Board of Directors of VERITAS Software Corporation (Veritas), a company with whom we do business. For the quarters ended April 27, 2002, and April 28, 2001, total revenues from sales to Veritas were $0.8 million and $0.5 million, respectively. For the six-month periods ended April 27, 2002, and April 28, 2001, total revenues from sales to Veritas were $1.6 million and $1.7 million, respectively. Accounts receivable balances due from Veritas were $0.4 million and $0.2 million as of April 27, 2002 and October 27, 2001, respectively. We believe that sales to Veritas were on terms no more favorable than those with unrelated parties.

Critical Accounting Policies

     Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an on-going basis, our estimates and judgments, including those related to sales returns, bad debts, excess inventory and purchase commitments, investments, warranty obligations, lease losses, income taxes, and contingencies and litigation. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms and practices when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and charges against earnings may be required.

     We write down inventory and record purchase commitment reserves for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. Although we strive to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments, and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs, purchase commitment reserves, and charges against earnings might be required. To date actual experience has been consistent with our estimates.

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

     In determining the net facilities lease losses and related asset impairment charges, various assumptions were made including the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. The charges recorded were estimates in accordance with SFAS No. 5, “Accounting for Contingencies,” and represented the low-end of an estimated range that may be adjusted upon the occurrence of future triggering events. Under certain circumstances, we estimated the high-end of this range to be $63.0 million. Triggering events may include, but are not limited to, changes in estimated time to sublease the facilities, sublease terms, and sublease rates. Should operating lease rental rates continue to decline or should it take longer than expected to find a suitable tenant to sublease the facility, adjustments to the facilities lease losses reserve may be necessary in future periods based upon the then current actual events and circumstances. As of April 27, 2002, no triggering events had occurred. As a result, no adjustments were made to the estimated facilities lease losses and related asset impairment charges previously recorded.

     The determination of our tax provision is subject to judgments and estimates due to operations in several tax jurisdictions outside the United States. Sales to our international customers are generally taxed at rates that are lower than U.S. rates, resulting in a reduction of our effective tax rate. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the United States and in the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving and expect to receive from international sales. In addition, a decrease in the percentage of our total revenue from international customers or in the mix of international revenue among particular tax jurisdictions could increase our overall effective tax rate. Also, our current effective tax rate assumes that U.S. income taxes are not provided for undistributed earnings of certain non-U.S. subsidiaries. These earnings could become subject to incremental foreign withholding, or Federal and state income taxes should they be either deemed or actually remitted to the U.S.

     The carrying value of our net deferred tax assets, which is made up primarily of income tax deductions and credits resulting from stock option exercises, assumes that we will be able to generate sufficient future income to fully utilize these tax deductions and credits. If we do not generate sufficient future income, the realization of these deferred tax assets may be impaired resulting in additional income tax expense. We evaluate the expected realization of our deferred tax assets and assess the need for valuation allowances quarterly.

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

     Our quarterly revenues and operating results may vary significantly in the future due to a number of factors, any of which may cause our stock price to fluctuate. The primary factors that may impact the predictability of our quarterly results include the following:

•	changes in general economic conditions and specific economic conditions in the computer, storage, and networking industries. In particular, recent economic uncertainty has resulted in a general reduction in information technology (IT) spending. This reduction in IT spending has lead to a decline in our growth rates compared to historical trends;

•	the timing of customer orders and product implementations, particularly large orders from and product implementations of our OEM customers;

•	the effects of terrorist activity and armed conflict, such as disruptions in general economic activity;

•	announcements, introductions, and transitions of new products by us and our competitors;

•	deferrals of customer orders in anticipation of new products, services, or product enhancements introduced by us or our competitors;

•	our ability to obtain sufficient supplies of sole or limited sourced components, including application specific integrated circuits (ASICs), microprocessors, certain logic chips, programmable logic devices, chassis, printed circuit boards, and power supplies;

•	increases in prices of components used in the manufacture of our products;

•	our ability to attain and maintain production volumes and quality levels;

•	variations in the mix of our products sold and the mix of distribution channels through which they are sold;

•	litigation; and

•	legislation or regulatory developments.

     Accordingly, the results of any prior periods should not be relied upon as an indication of future performance. If our operating results are below the expectations of stock market analysts or investors, our stock price may decline.

     Our revenues may be impacted by changes in IT spending levels.

     In recent quarters, unfavorable economic conditions and reduced global IT spending rates have adversely affected our operating results and led to a decline in our growth rates compared to historical trends. We are unable to predict when IT spending rates will return to historical levels, if at all. If there are further reductions in either domestic or international IT spending rates, or if IT spending rates do not return to historical levels, our revenues, operating results, and financial condition may continue to be adversely affected.

     Our success depends on our ability to develop new and enhanced products that achieve widespread market acceptance.

     We currently derive substantially all of our revenues from sales of our SilkWorm family of products. We expect that revenue from this product family will continue to account for a substantial portion of our revenues for the foreseeable future. Therefore, widespread market acceptance of these products is critical to our future success. Some of our products have been only recently introduced and, therefore, the demand and market acceptance of these products is uncertain. Factors that may affect the market acceptance of our products include the performance, price, and total cost of ownership of our products; the features and functionality of our products; the availability and price of competing products and technologies; and the success and development of our OEM partners, master resellers and fabric integrators. Many of these factors are beyond our control.

     Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and introducing high-quality, cost-effective products and product enhancements on a timely basis and by keeping pace with technological developments and emerging industry standards. We have recently introduced the SilkWorm 12000 Core Fabric Switch which is targeted at expanding our existing market, but is also targeted toward the “director” class market. We expect that a significant portion of our future growth will depend upon the market acceptance of this product. We expect to launch new products during the next year and our future revenue growth will be dependent on the success of the SilkWorm 12000 Core Fabric Switch and these new products. We have in the past experienced delays in product development and such delays may occur in the future. If we are unable to achieve market acceptance of our new products, our business and results of operations could be harmed.

     As we introduce new products, we must manage the transition between our new products and our older products.

     As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, and ensure that enough supplies of new products can be delivered to meet customers’ demands. Our failure to develop and successfully introduce new products and product enhancements could adversely affect our business and financial results. For example, during the quarter ended October 27, 2001, the accelerated transition of our product offerings from 1 to 2 Gigabit per second (Gbit/sec) technology resulted in us recording charges of approximately $12.1 million for inventory purchase commitments, fixed asset impairments, and other charges. Our failure to manage the transition to newer products in the future could result in an increase in inventory levels and a decline in revenues.

     In particular, in conjunction with the transition of our product offerings from 1 to 2 Gbit/sec technology, we have begun introducing products with new features and functionality. We face risks relating to this product transition, including risks relating to forecasting demand for 2 Gbit/sec products and related transition issues, as discussed in the previous paragraph, as well as possible product and software defects and a potentially different sales and support environment due to the complexity of these new systems. If any of the foregoing occurs, our business could be seriously harmed.

     International political instability may increase our cost of doing business and disrupt our business.

     Increased international political instability, as demonstrated by the September 2001 terrorist attacks, disruption in air transportation and further enhanced security measures as a result of the September 2001 terrorist attacks, the military action taken in Afghanistan, and the conflicts in the Middle East, may hinder our ability to do business and may increase our costs. This increased instability may, for example, negatively impact the reliability and cost of transportation, negatively impact the desire of our employees and customers to travel, adversely affect our ability to obtain adequate insurance at reasonable rates, and require us to take extra security precautions for our operations. In addition, to the extent that air transportation is delayed or disrupted, the operations of our contract manufacturers and suppliers may be disrupted, particularly if shipments of components and raw materials are delayed. If this international political instability continues or escalates, our business and results of operations could be harmed.

     Failure to manage expansion effectively could seriously harm our business, financial condition, and prospects.

     Our ability to successfully implement our business plan, develop and offer products, and manage expansion in a rapidly evolving market requires a comprehensive and effective planning and management process. We continue to increase the scope of our operations domestically and internationally, and have grown headcount substantially. In addition, we plan to continue to hire employees in the foreseeable future. Our growth in business, headcount, and relationships with customers and other third parties has placed, and will continue to place, a significant strain on management systems and resources. Our failure to continue to improve upon our operational, managerial, and financial controls, reporting systems, and procedures, and our failure to continue to expand, train, and manage our work force worldwide, could seriously harm our business and financial results.

     Failure to adequately anticipate future OEM and end-user product needs and failure to forecast OEM and end-user demand could negatively impact the demand for our products and reduce our revenues.

     We market and sell our products through OEM partners, master resellers, and fabric partners. We must continually assess, anticipate, and respond to the needs of these OEM partners, master resellers, and fabric partners. We must also ensure that our products integrate with solutions provided by these OEM partners, master resellers, and fabric partners. In addition, we must continually assess, anticipate, and respond to the needs of their customers, who are the end-users of our products. If we fail to respond to the needs of these groups, our business and operating results could be harmed.

     Because we market and sell our products through OEM partners, master resellers and fabric partners, our direct contact with the end-users of our products is often limited. Although we make every effort to communicate with, understand, and anticipate the current and future needs of the end-users of our products, to a large extent we rely on our OEM partners, master resellers, and fabric partners for visibility into those end-user requirements. Our failure to adequately assess and anticipate future end-user needs could negatively impact the demand for our products and reduce our revenues.

     Similarly, we have limited ability to forecast the demand for our products. In preparing sales and demand forecasts, we rely largely on input from our OEM partners, master resellers, and fabric partners. If our customers are unable to accurately forecast demand, or we fail to effectively communicate with our customers about end-user demand or other time sensitive information, sales and demand forecasts may not reflect the most accurate, up-to-date information. Because we make business decisions based on our sales and demand forecasts, if these forecasts do not materialize our business and financial results could be negatively impacted. Furthermore, we may not be able to identify these forecast differences until late in our fiscal quarter. Consequently, we may not be able to make adjustments to our business model without negatively impacting our earnings.

     We plan to increase our international sales activities significantly, which will subject us to additional business risks.

     We plan to expand our international sales activities significantly. Expansion of international operations will involve inherent risks that we may not be able to control, including:

•	supporting multiple languages;

•	recruiting sales and technical support personnel with the skills to support our products;

•	increased complexity and costs of managing international operations;

•	commercial laws and business practices that favor local competition;

•	multiple, potentially conflicting, and changing governmental laws and regulations, including differing labor and employment laws;

•	longer sales cycles;

•	difficulties in collecting accounts receivable;

•	reduced or limited protections of intellectual property rights; and

•	political and economic instability.

     To date, none of our international revenues and costs of revenues has been denominated in foreign currencies. As a result, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, thus, less competitive in foreign markets. In the future, a portion of our international revenues may be denominated in foreign currencies, including the Euro, which will subject us to risks associated with fluctuations in those foreign currencies. Additionally, we receive significant tax benefits from sales to our international customers. These benefits are contingent upon existing tax laws in both the United States and in the respective countries in which our international customers are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving and expect to receive from sales to our international customers. In addition, a decrease in the percentage of our total revenue from international customers, or in the mix of international revenue among particular tax jurisdictions, could increase our overall effective tax rate.

     We depend on OEM customers. The loss of any of these OEM customers could significantly reduce our revenues.

     Although our customer base has increased, we still depend on large, recurring purchases from a limited number of large OEM customers. Our agreements with our OEM customers are typically cancelable, non-exclusive, and have no minimum purchase requirements. For the fiscal quarter ended April 27, 2002, five customers each represented greater than ten percent of our total revenues for a combined total of 69 percent of our total revenues. In addition, HP and Compaq, two of the five customers representing greater than ten percent of our second fiscal quarter revenues, recently merged. This merger may result in a decrease or a disruption in our sales to the combined company. We anticipate that our revenues and operating results will continue to depend on sales to a relatively small number of customers. Therefore, the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, could seriously harm our financial condition and results of operations.

     Failure to expand distribution channels and manage distribution relationships could significantly reduce our revenues.

     Our success will depend on our continuing ability to develop and manage relationships with significant OEM partners, master resellers, and fabric partners, as well as on the sales efforts and success of these customers. Our OEM customers may evaluate our products for a limited time period before they begin to market and sell them. Assisting these customers through the evaluation process may require significant sales, marketing, and management efforts on our part, particularly if our products are being qualified with multiple customers at the same time. In addition, once our products have been qualified, our customer agreements have no minimum purchase commitments. We may not be able to maintain or expand our distribution channels, manage distribution relationships successfully, or market our products through OEMs effectively. Our failure to manage successfully our distribution relationships or the failure of our customers to sell our products could reduce our revenues.

     The loss of Solectron Corporation, our sole manufacturer, or the failure to accurately forecast demand for our products or successfully manage our relationship with Solectron, could negatively impact our ability to manufacture and sell our products.

     We currently depend on Solectron, a third party manufacturer, to manufacture our products. If we should fail to effectively manage our relationship with Solectron, or if Solectron experiences delays, disruptions, capacity constraints, or quality control problems in its manufacturing operations, our ability to ship products to our customers could be delayed and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production is a lengthy and expensive process. Although we recently qualified a second third-party contract manufacturer to manufacture some of our products, if we are required or choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

     We have entered into a manufacturing agreement with Solectron under which we provide to Solectron a 12-month product forecast and place purchase orders with Solectron 60 calendar days in advance of the scheduled delivery of products to our customers. Although our purchase orders placed with Solectron are cancelable, the terms of the agreement require us to purchase from Solectron all inventory components not returnable or usable by other Solectron customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Solectron to meet customers’ delivery requirements or we may accumulate excess inventories.

     We are dependent on sole source and limited source suppliers for certain key components including ASICs and power supplies.

     We currently purchase several key components used in the manufacture of our products from single or limited sources. We purchase ASICs, microprocessors, certain connectors, certain logic chips, programmable logic devices, and chassis from single sources, and printed circuit boards and power supplies from limited sources. In addition, we license certain software from third parties that is incorporated into the operating system of our products. If we are unable to buy or license these components on a timely basis, we will not be able to deliver our products to our customers in a timely manner. We use a rolling six-month forecast based on anticipated product orders to determine component requirements. If we overestimate component requirements, we may have excess inventory, which would increase our costs. If we underestimate component requirements, we may have inadequate inventory, which could interrupt the manufacturing process and result in lost or deferred revenue. In addition, lead times for components vary significantly and depend on factors such as the specific supplier, contract terms, and demand for a component at a given time. We also may experience shortages of certain components from time to time, which also could delay the manufacturing and sales processes.

     Increased market competition may lead to reduced sales of our products, reduced profits, and reduced market share.

     The markets for our SAN switching products are competitive, and are likely to become even more competitive. Increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share, or the failure of our products to achieve or maintain market acceptance. Our products face competition from multiple sources and we may not be able to compete successfully against current and future competitors. Furthermore, as the SAN market evolves, non-Fibre Channel-based products may become available to interconnect servers and storage. To the extent that these products provide the ability to network servers and storage and support high-performance, block-data storage applications, they may compete with our current and future products. These products may include, but are not limited to, non-Fibre Channel based emerging products based on Gigabit Ethernet, 10-Gigabit Ethernet and Infiniband.

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

     We may not be able to maintain profitability in the future. We expect to incur significant costs and expenses for product development, sales and marketing, customer support, and expansion of corporate infrastructure. We make investment decisions based upon anticipated revenues and margins. If these anticipated revenues and margins do not materialize our future profitability could be adversely affected.

     In addition, we have a limited operating history. Therefore, it is difficult to forecast future operating results based on historical results. We plan our operating expenses based in part on future revenue projections. Our ability to accurately forecast quarterly revenue is limited for the reasons discussed above in “Our quarterly revenues and operating results may fluctuate in future periods for a number of reasons, which could adversely affect the trading price of our stock.” Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, we could incur losses and our operating results may be below our expectations and those of investors and stock market analysts.

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

     We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, finance, and operations personnel. We have experienced difficulty in hiring qualified ASIC, software, system and test, sales and marketing, and customer support personnel. We may not be successful in attracting and retaining these individuals in the future. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

     In addition, companies in the computer storage and server industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We may receive such claims in the future as we seek to hire qualified personnel. Such claims, if received, may result in material litigation. We could incur substantial costs in defending against these claims, regardless of their merits.

     We may be unable to protect our intellectual property, which would negatively affect our ability to compete.

     We rely on a combination of patent, copyright, trademark, and trade secret laws, confidentiality agreements, and other contractual restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants, and corporate partners, and control access to and distribution of our technology, software, documentation, and other confidential information. These measures may not preclude competitors from independently developing products with functionality or features similar to our products. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we take to prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States, will be effective.

     Others may bring infringement claims, which could be time-consuming and expensive to defend, against us.

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. On February 14, 2002, a suit captioned McDATA Corp. v. Brocade Communications Systems, Inc. was filed against Brocade in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fibre Channel Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe U.S. Patent No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patent in the future. On March 4, 2002, McDATA filed an amended complaint, in which it additionally alleged that the Brocade SilkWorm 3200 Entry Fabric Switch infringed this patent. In connection with this suit, on March 4, 2002, McDATA filed a motion for a preliminary injunction against Brocade with regard to the patent. We filed an answer and counterclaims on April 8, 2002. A hearing on the motion for preliminary injunction is currently scheduled for July 15, 2002. We believe that we have meritorious defenses to the claims and intend to defend the action vigorously.

     We may be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. These claims and any resulting lawsuit could subject us to significant liability for damages and invalidation of proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation, including the McDATA litigation, also could force us to do one or more of the following:

•	stop selling, incorporating or using products or services that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property a license to the relevant intellectual property, which license may require us to license our intellectual property to such owner, or may not be available on reasonable terms or at all; and

•	redesign those products or services that use technology which is the subject of an infringement claim.

     If we are forced to take any of the foregoing actions, we may be unable to manufacture, use, sell, import, and export our products, which would reduce revenues.

     We may engage in future acquisitions that dilute our stockholders and cause us to use cash, incur debt, or assume contingent liabilities.

     As part of our strategy, we expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. We may buy businesses, products, or technologies in the future. In the event of any future purchases, we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	use cash, which may result in a reduction of our liquidity;

•	incur debt; or

•	assume liabilities.

     These purchases also involve numerous risks, including:

•	problems combining the purchased operations, technologies, personnel or products;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering into markets in which we have no, or limited, prior experience; and

•	potential loss of key employees of acquired organizations.

     We may not be able to successfully integrate any businesses, products, technologies, or personnel that we might acquire in the future.

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

     Provisions in our charter documents, customer agreements, Delaware law, and our stockholder rights plan could prevent or delay a change in control of Brocade, which could hinder stockholders’ ability to receive a premium for our stock.

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

     Certain provisions of Delaware law also may discourage, delay, or prevent someone from acquiring or merging with us. Further, our agreements with certain of our customers require that we give prior notice of a change of control and grant certain manufacturing rights following the change of control. In addition, we currently have in place a stockholder rights plan. Any of these things could prevent or delay a change in control of Brocade, which could hinder stockholders’ ability to receive a premium for our stock.

     We expect to experience volatility in our stock price, which could negatively affect stockholders’ investments.

     The market price of our common stock has experienced significant volatility in the past and may continue to fluctuate significantly in response to the following factors, some of which are beyond our control:

•	macroeconomic conditions;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of other technology companies;

•	announcements of financial results by us or other technology companies;

•	announcements by us, our competitors, customers, or similar businesses of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	losses of major OEM customers;

•	additions or departures of key personnel;

•	sales by us of common stock or convertible securities; and

•	incurring additional debt.

     In addition, the stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of how the business performs.

     Our business may be harmed by class action litigation due to stock price volatility.

     In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. We are currently in litigation regarding alleged nondisclosure of improprieties in the distribution of shares in our initial public offering by our underwriters, including undisclosed fees and commissions received by the underwriters and alleged laddering arrangements. We believe that the claims are without merit and intend to defend ourselves vigorously. In addition, in the future we may be the target of other securities litigation. Securities litigation could result in substantial costs and divert management’s attention and resources.

     Business interruptions could adversely affect our business.

     Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters, is located near major earthquake faults and we neither carry earthquake insurance nor have we set aside funds or reserves to cover such earthquake-related losses. Our facilities located in the State of California have, from time to time, been subject to rolling electrical blackouts resulting from shortages of available electrical power. Should these blackouts continue to occur or increase in severity in the future, they could disrupt the operations of our affected facilities. Although we carry business interruption insurance to mitigate the impact of potential business interruptions, should a business interruption occur, our business could be seriously harmed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     We are exposed to market risk related to changes in interest rates.

Interest Rate Risk

     Our exposure to market risk due to changes in the general level of U.S. interest rates relates primarily to our cash equivalents, and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at four major financial institutions in the United States. As of April 27, 2002, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. Our short-term investments consist of U.S. Treasury and Federal agency debt securities with original maturity dates between three months and one year. Due to the nature of our short-term investments, we believe that market risk due to changes in interest rates is not material.

     The following table presents the hypothetical changes in fair values of our investments in debt securities issued by U.S. government agencies as of April 27, 2002 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			As of	Given an Interest Rate
	Decrease of X Basis Points			April 27,	Increase of X Basis Points

Issuer	(150 BP)	(100 BP)	(50 BP)	2002	50 BP	100 BP	150 BP

U.S. government agency securities	$709,616	$701,725	$693,900	$682,419	$670,132	$662,612	$655,150

     These instruments are not leveraged and are classified as available-for-sale. The modeling technique used above measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BP), 100 BP, and 150 BP. A 50 BP move in the Federal Funds Rate has occurred in nine of the last 10 years; a 100 BP move in the Federal Funds Rate has occurred in six of the last 10 years; and a 150 BP move in the Federal Funds Rate has occurred in four of the last 10 years.

     The following table (in thousands) presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted-average interest rates as of April 27, 2002. Carrying value approximates fair value.

		Average
	Amount	Interest Rate

Cash and cash equivalents	$165,291	1.77%
Short-term investments	41,047	2.45%
Long-term investments	641,372	3.82%

Total	$847,710	3.35%

     Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. Therefore, we are not exposed to changes in interest rates related to our long-term debt instruments. The notes are not listed on any securities exchange or included in any automated quotation system, however the notes are eligible for trading on the PortalSM Market. On April 26, 2002, the average bid and ask price on the Portal Market of our convertible subordinated notes due 2007 was 86.375, resulting in an aggregate fair value of approximately $475.1 million. Our common stock is quoted on the Nasdaq National Market under the symbol “BRCD.” On April 26, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $23.26 per share.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     On February 14, 2002, a suit captioned McDATA Corp. v. Brocade Communications Systems, Inc. was filed against Brocade in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fibre Channel Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe U.S. Patent No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patent in the future. On March 4, 2002, McDATA filed an amended complaint, in which it additionally alleged that the Brocade SilkWorm 3200 Entry Fabric Switch infringed this patent. In connection with this suit, on March 4, 2002, McDATA filed a motion for a preliminary injunction against Brocade with regard to the patent. We filed an answer and counterclaims on April 8, 2002 asserting, among other things, no infringement and that the patent is invalid, unenforceable and covered by an existing covenant not to sue between Brocade and McDATA. A hearing on McDATA’s motion for preliminary injunction is currently scheduled for July 15, 2002. We believe that we have meritorious defenses to the claims and intend to defend the action vigorously.

     On July 20, 2001, the first of a number of putative class actions was filed in the United States District Court for the Southern District of New York against us, certain of our officers and directors, and certain of the underwriters in our initial public offering. Those cases were consolidated under the caption Chae v. Brocade Communications Systems, Inc. et al. The complaints generally alleged that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering. On March 1, 2002, the Court entered an order dismissing without prejudice all claims against us and our officers and directors named in the consolidated proceeding. On April 19, 2002, a consolidated amended class action captioned In Re Brocade Communication Systems, Inc. Initial Public Offering Securities Litigation was filed reinstating those claims. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. We believe that we have meritorious defenses to the claims and intend to defend the action vigorously.

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

Redemption Period	Price

Beginning on January 5, 2005 and ending on December 31, 2005	100.80%
Beginning on January 1, 2006 and ending on December 31, 2006	100.40%
On January 1, 2007	100.00%

     We are required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Debt issuance costs of $12.4 million are being amortized over a five-year term using the straight-line method, which approximates the effective interest rate method. The amortization of these debt issuance costs will accelerate upon early redemption or conversion of the notes. The offer and sale of the notes was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2). On March 21, 2002 we filed a registration statement (Reg. No. 333-84698) for the resale of the notes and the shares of common stock issuable upon conversion of the notes. This registration statement was amended on May 21, 2002 and declared effective by the SEC on May 23, 2002. During the quarter ended April 27, 2002, the net proceeds of $537.6 million were invested in U.S. government agency debt securities. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures.

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

Item 4. Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Stockholders was held on April 18, 2002 in San Jose, California. Of the 232,737,368 shares outstanding as of the record date, 209,348,620 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:

1.	To elect one (1) Class III Director to serve until the 2005 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

Name	Votes For	Votes Withheld

Gregory L. Reyes	176,278,735	33,069,885

2.	To ratify the appointment of Arthur Andersen, LLP as independent auditors of Brocade for the fiscal year ending October 26, 2002.

Votes for:	195,138,196
Votes against:	12,400,735
Votes abstaining:	1,809,689

3.	To approve the option grant limitation in the 1999 Stock Plan for purposes of Section 162(m) of the Internal Revenue Code.

Votes for:	200,623,579
Votes against:	8,320,424
Votes abstaining:	404,617

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

3.1	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (included in Exhibit 10.1)
10.1 (1)	Preferred Stock Rights Agreement, dated as of February 7, 2002, between Brocade and Wells Fargo Bank, MN N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.
10.2 +	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.3 +	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.4 +	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.
10.5	Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.
12.1 (2)	Statement of Computation of Ratio of Earnings to Fixed Charges

+	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from Brocade’s Registration Statement on Form 8-A12G (Reg. No. 000-25601) filed on February 11, 2002.

(2)	Incorporated by reference from Brocade’s Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-84698) filed on May 21, 2002.

     (b)  Reports on Form 8-K.

     We filed one report on Form 8-K during the quarter ended April 27, 2002. Information regarding the item reported on is as follows:

Date	Item Reported On

February 11, 2002	Adoption of Stockholder Rights Plan.

Items 3 and 5 are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brocade Communications Systems, Inc.

Date: May 29, 2002	By:	/s/ ANTONIO CANOVA
Antonio Canova Vice President and Chief Financial Officer

Exhibit Index

Exhibit

3.1	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (included in Exhibit 10.1)
10.1(1)	Preferred Stock Rights Agreement, dated as of February 7, 2002, between Brocade and Wells Fargo Bank, MN N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.
10.2 +	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.3 +	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.4 +	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.
10.5	Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.
12.1(2)	Statement of Computation of Ratio of Earnings to Fixed Charges

+	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from Brocade’s Registration Statement on Form 8-A12G (Reg. No. 000-25601) filed on February 11, 2002.

(2)	Incorporated by reference from Brocade’s Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-84698) filed on May 21, 2002.