Form 10-Q
period 2002-07-27
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2002-08-27
CIK 1009626

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 27, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]      No [   ]

The number of shares outstanding of the Registrant’s Common Stock on July 27, 2002 was 234,214,463 shares.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT 10.37
EXHIBIT 10.38
EXHIBIT 10.39
EXHIBIT 10.40
EXHIBIT 10.41
EXHIBIT 10.42
EXHIBIT 10.43
EXHIBIT 10.44
EXHIBIT 10.45
EXHIBIT 12.1
EXHIBIT 99.1

BROCADE COMMUNICATIONS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED JULY 27, 2002

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended

	July 27,	July 28,	July 27,	July 28,
	2002	2001	2002	2001

Net revenues	$151,234	$116,279	$409,262	$396,509
Cost of revenues	60,299	46,484	162,950	158,611

Gross margin	90,935	69,795	246,312	237,898

Operating expenses:
Research and development	33,209	27,419	95,523	81,952
Sales and marketing	30,338	22,599	82,722	69,632
General and administrative	4,756	4,387	14,139	13,373
Amortization of deferred stock compensation	243	280	727	840

Total operating expenses	68,546	54,685	193,111	165,797

Income from operations	22,389	15,110	53,201	72,101
Interest and other income, net	6,827	2,098	16,823	8,654
Interest expense	(3,387)	—	(8,057)	—

Income before provision for income taxes	25,829	17,208	61,967	80,755
Provision for income taxes	7,481	5,163	17,970	24,227

Net income	$18,348	$12,045	$43,997	$56,528

Net income per share — Basic	$0.08	$0.05	$0.19	$0.26

Net income per share — Diluted	$0.08	$0.05	$0.18	$0.23

Shares used in per share calculation — Basic	233,017	222,863	230,819	219,619

Shares used in per share calculation — Diluted	240,106	246,219	244,672	244,272

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	July 27,	October 27,
	2002	2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$195,784	$150,118
Short-term investments	76,723	105,030

Total cash, cash equivalents and short-term investments	272,507	255,148
Marketable equity securities	193	332
Accounts receivable, net of allowances of $3,563 and $3,025, respectively	87,857	68,900
Inventories, net	7,064	10,307
Deferred tax assets, net	29,386	28,025
Prepaid expenses and other current assets	15,910	10,022

Total current assets	412,917	372,734
Long-term investments	609,802	—
Property and equipment, net	138,193	97,457
Deferred tax assets, net	219,385	207,209
Convertible subordinated debt issuance costs	10,891	—
Other assets	9,401	6,322

Total assets	$1,400,589	$683,722

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$58,292	$25,082
Accrued employee compensation	19,412	21,994
Deferred revenue	18,332	12,630
Current liabilities associated with lease losses	9,291	11,339
Other accrued liabilities	52,881	43,895

Total current liabilities	158,208	114,940
Non-current liabilities associated with lease losses	23,963	30,896
Convertible subordinated debt	550,000	—
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value 5,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 234,214 and 229,762 shares at July 27, 2002 and October 27, 2001, respectively	234	230
Additional paid-in capital	569,929	493,738
Deferred stock compensation	(311)	(1,038)
Accumulated other comprehensive income	10,135	522
Retained earnings	88,431	44,434

Total stockholders’ equity	668,418	537,886

Total liabilities and stockholders’ equity	$1,400,589	$683,722

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended

	July 27,	July 28,
	2002	2001

Cash flows from operating activities:
Net income	$43,997	$56,528
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefits from employee stock option transactions	26,200	123,523
Deferred taxes	(20,293)	(105,830)
Depreciation, amortization, and loss on disposal of property and equipment	22,734	11,407
Amortization of debt issuance costs	1,484	—
Gain on sale of marketable equity securities	—	(6,632)
Impairment losses on investments	—	4,700
Provision for doubtful accounts receivable and sales returns	1,700	1,145
Non-cash compensation expense	727	857
Changes in operating assets and liabilities:
Accounts receivable	(20,657)	(1,282)
Inventories	3,243	(7,183)
Prepaid expenses and other assets	(8,967)	(9,378)
Accounts payable	33,210	1,460
Accrued employee compensation	(2,582)	(13,212)
Deferred revenue	5,702	11,340
Other accrued liabilities	8,986	13,397
Liabilities associated with lease losses	(5,580)	—

Net cash provided by operating activities	89,904	80,840

Cash flows from investing activities:
Purchases of property and equipment	(65,179)	(63,599)
Purchases of investments	(640,777)	(23,195)
Proceeds from maturities of short-term investments	74,098	57,690
Proceeds from sale of marketable equity securities	—	11,632
Other investing activities	—	(17,062)

Net cash used in investing activities	(631,858)	(34,534)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	49,995	73,806
Proceeds from issuance of convertible subordinated debt	537,625	—

Net cash provided by financing activities	587,620	73,806

Net increase in cash and cash equivalents	45,666	120,112
Cash and cash equivalents, beginning of period	150,118	27,265

Cash and cash equivalents, end of period	$195,784	$147,377

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Operations of Brocade

     Brocade Communications Systems, Inc. (Brocade or the Company) is the world’s leading provider of infrastructure for Storage Area Networks (SANs), offering a product family of Fibre Channel fabric switches which provide an intelligent networking foundation for SANs. Brocade delivers products and provides education and services that allow companies to implement highly available, scalable, manageable, and secure environments for business-critical applications. The Brocade SilkWorm family of Fibre Channel fabric switches enables customers to create a high-performance SAN fabric that is highly reliable and scalable to support the interconnection of server and storage devices, providing investment protection for the customer. Brocade products are sold through original equipment manufacturer (OEM) partners, master resellers and fabric partners.

     Brocade was incorporated on May 14, 1999 as a Delaware corporation and is the successor to operations originally begun on August 24, 1995. The Company’s headquarters are located in San Jose, California.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying financial data as of July 27, 2002, and for the three and nine-month periods ended July 27, 2002 and July 28, 2001, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The October 27, 2001 Condensed Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of July 27, 2002, results of operations for the three and nine-month periods ended July 27, 2002 and July 28, 2001, and cash flows for the nine-month periods ended July 27, 2002 and July 28, 2001, have been made. The results of operations for the three and nine-month periods ended July 27, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Cash, Cash Equivalents, Short-term Investments and Long-term Investments

     The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. Investment securities with original maturities of more than three months but less than one year are considered short-term investments. Investment securities with original maturities of one year or more are considered long-term investments. The Company’s investments consist of debt securities issued by United States government agencies. All investments are classified as available-for-sale. Unrealized gains and losses are included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets, net of any related tax effect.

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

     The Company also has certain other minority equity investments in non-publicly traded companies. These investments are included in other assets in the accompanying Condensed Consolidated Balance Sheets, are carried at cost, and are accounted for under the cost method. The Company holds less than 20 percent of the voting equity of such companies, and neither has nor seeks control or significant influence over the respective company’s operating and financial policies. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the inability to obtain additional private financing to fulfill the investee company’s stated business plan and cash burn rate; the need for changes to the respective investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary.

     For the three and nine-month periods ended July 28, 2001, the Company recorded impairment charges of $1.2 million and $4.7 million, respectively, related to other-than-temporary declines in the fair value of certain minority equity investments in non-publicly traded companies. The impairment charges reduced the carrying value of the Company’s investments to the estimated fair value. The impairment charges are included in interest and other income, net in the accompanying Condensed Consolidated Statements of Operations. No impairment charges were recorded for the three and nine-month periods ended July 27, 2002. As of July 27, 2002, and October 27, 2001, the carrying value of the Company’s minority equity investments in non-publicly traded companies was $2.2 million.

Notes Receivable from Non-Executive Employees

     The Company occasionally provides loans to various employees generally related to the respective employees’ relocation to the San Francisco Bay area in connection with their employment with the Company. The loans are generally evidenced by secured promissory notes to the Company and bear interest at prevailing rates. Notes receivable from employees are included in prepaid expenses and other current assets, and other assets in the accompanying Condensed Consolidated Balance Sheets. None of these loans have been issued to executive officers.

Revenue Recognition

     Product revenue. Product revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable, and collectibility is probable. However, revenue recognition is deferred for shipments to new customers and for shipments to existing customers when significant support services are required to successfully integrate Brocade products into the customer’s products. These revenues, and related costs, are deferred and recognized when the customer has successfully integrated Brocade products into its product offerings and Brocade has met any support obligations. In addition, revenue from sales to master resellers is recognized upon reported sell-through.

     Service Revenue. Service revenue, which to date has not been material, consists of training, warranty, and maintenance arrangements, including post-contract customer support (PCS) services. PCS services are offered under renewable, annual fee-based contracts or as part of multiple element arrangements and typically include upgrades and enhancements to the Company’s software operating system, and telephone support. For multiple element arrangements, the Company allocates revenue to each element based upon vendor-specific objective evidence (VSOE). VSOE for each element is based upon the price charged when the element is sold separately. Service revenue, including revenue allocated to undelivered elements, is deferred and recognized ratably over the contractual period, which is generally one to three years. Training revenue is recognized upon completion of the training.

     The Company accrues for warranty costs and reduces revenue for estimated sales returns and other allowances at the time of shipment. Warranty costs, sales returns and other allowances are estimated based upon historical experience.

Computation of Net Income per Share

     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options that have a dilutive effect on earnings per share, and from the assumed conversion of outstanding convertible debt if it has a dilutive effect on earnings per share.

Concentrations

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments, and accounts receivable. Cash, cash equivalents, and short-term and long-term investments are primarily maintained at four major financial institutions in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand. The Company generally invests in United States government agency debt securities and limits the amount of credit exposure to any one entity. During the nine months ended July 27, 2002, the Company invested $640.8 million, primarily consisting of the proceeds from its convertible debt offering, in debt securities of three separate United States government agencies.

     For the quarters ended July 27, 2002 and July 28, 2001, four and three customers each contributed greater than 10 percent of the Company’s total revenues, for combined totals of 76 percent and 54 percent of total revenues, respectively. For the nine-month periods ended July 27, 2002 and July 28, 2001, four and two customers each contributed greater than 10 percent of the Company’s total revenues, for combined totals of 73 percent and 48 percent of total revenues, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company’s financial condition or results of operations.

     A majority of the Company’s trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of July 27, 2002, and October 27, 2001, 72 percent and 76 percent of accounts receivable, respectively, were concentrated with five customers. The Company performs on-going credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company has established reserves for credit losses and sales returns and other allowances. The Company has not experienced material credit losses in any of the periods presented.

     The Company’s business is concentrated in the storage area networking industry, which has been impacted by unfavorable economic conditions and reduced information technology (IT) spending rates. Accordingly, the Company’s future success depends upon the buying patterns of customers in the storage area networking industry, their response to current and future IT investment trends, and the continued demand by such customers for the Company’s products. The Company’s continued success will depend upon its ability to enhance its existing products and to develop and introduce, on a timely basis, new cost-effective products and features that keep pace with technological developments and emerging industry standards.

Comprehensive Income

     The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	July 27,	July 28,	July 27,	July 28,
	2002	2001	2002	2001

Net income	$18,348	$12,045	$43,997	$56,528
Other comprehensive income:
Change in net unrealized gains (losses) on marketable equity securities and investments	9,241	(786)	9,613	(30,666)
Reclassification adjustment for gains previously included in net income	—	632	—	4,642

Total comprehensive income	$27,589	$11,891	$53,610	$30,504

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

3. Fair Value of Financial Instruments

     The following tables summarize the Company’s available-for-sale securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

July 27, 2002
U.S. government agency debt securities	$669,479	$17,046	$—	$686,525
Marketable equity securities	347	—	(154)	193

Total	$669,826	$17,046	$(154)	$686,718

Reported as:
Short-term investments				$76,723
Marketable equity securities				193
Long-term Investments				609,802

Total				$686,718

October 27, 2001
U.S. government agency debt securities	$104,493	$537	$—	$105,030
Marketable equity securities	347	24	(39)	332

Total	$104,840	$561	$(39)	$105,362

Reported as:
Short-term investments				$105,030
Marketable equity securities				332

Total				$105,362

     No gains or losses were realized for the three and nine-month periods ended July 27, 2002. For the three and nine-month periods ended July 28, 2001, gross gains of $0.9 million and $6.6 million, respectively, were realized on the sale of marketable equity securities and are included in interest and other income, net in the accompanying Condensed Consolidated Statements of Operations. As of July 27, 2002, and October 27, 2001, net unrealized holding gains of $16.9 million and $0.5 million, respectively, were included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets, net of any related tax effect.

     The following table summarizes maturities of the Company’s investments in debt securities issued by United States government agencies as of July 27, 2002 (in thousands):

	Amortized	Fair
	Cost	Value

Less than one year	$76,275	$76,723
Due in 1 - 2 years	46,031	47,151
Due in 2 - 3 years	547,173	562,651

Total	$669,479	$686,525

4. Liabilities Associated with Facilities Lease Losses

     During the quarter ended October 27, 2001, the Company recorded a charge of $39.8 million related to estimated facilities lease losses, net of expected sublease income, and a charge of $5.7 million in connection with the impairment of certain related leasehold improvements. These estimated charges represented the low-end of an estimated range that may be adjusted upon the occurrence of future triggering events. Under certain circumstances, the high-end of this range was estimated to be $63.0 million. Triggering events may include, but are not limited to, changes in estimated time to sublease the facilities, sublease terms, and sublease rates.

     During the quarter ended July 27, 2002, the Company revised certain estimates and assumptions used to calculate its reserves for facilities lease losses and related asset impairment charges including those related to expected sublease rates, estimated time to sublease, expected future operating costs, and expected future use of the facilities. These revised estimates and assumptions were based on current conditions and events. The net impact of these changes in estimates and assumptions was not material. Should there be further changes in real estate market conditions or should it take longer than expected to find a suitable tenant to sublease the facilities, adjustments to the facilities lease losses reserve may be necessary in future periods based upon the then current actual events and circumstances.

     The following table summarizes the activity for the facilities lease losses reserve, net of expected sublease income, for the nine-month period ended July 27, 2002 (in thousands):

Facilities
Lease Losses

Reserve balances at October 27, 2001	$38,834
Cash payments	(5,209)
Non-cash charges and adjustments	(371)

Reserve balances at July 27, 2002	$33,254

     Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal 2006.

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

     The Company is required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Debt issuance costs of $12.4 million are being amortized over a five-year term using the straight-line method, which approximates the effective interest rate method. The amortization of debt issuance costs will accelerate upon early redemption or conversion of the notes. During the quarter ended April 27, 2002, the net proceeds of $537.6 million were invested in United States government agency debt securities. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures.

6. Balance Sheet Detail

     Inventories consisted of the following and are shown net of reserves for excess and obsolete inventory (in thousands):

	July 27,	October 27,
	2002	2001

Raw materials	$1,835	$6,572
Finished goods	5,229	3,735

Total	$7,064	$10,307

     Property and equipment, net consisted of the following (in thousands):

	July 27,	October 27,
	2002	2001

Computers, equipment and software	$148,471	$98,775
Furniture and fixtures	3,356	3,200
Leasehold improvements	28,730	18,435

	180,557	120,410
Less: Accumulated depreciation and amortization	(42,364)	(22,953)

Total	$138,193	$97,457

     Leasehold improvements at July 27, 2002, and October 27, 2001, are shown net of estimated impairments related to facilities lease losses (see Note 4).

7. Commitments and Contingencies

Leases

     The Company leases its facilities and certain equipment under various operating lease agreements expiring through November 2013. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $18.7 million as security for the leases. Future minimum lease payments under all non-cancelable operating leases as of July 27, 2002 were $269.5 million. In addition to base rent on its facilities leases, many of the operating lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.

     As of July 27, 2002, the Company had a facilities lease losses reserve, net of expected sublease income, related to future facilities lease commitments of $33.3 million (see Note 4).

Manufacturing and Purchase Commitments

     The Company has a manufacturing agreement with Solectron Corporation (Solectron) under which the Company provides to Solectron a twelve-month product forecast and places purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to the Company’s customers. As of July 27, 2002, the Company’s commitment to Solectron for such inventory components, net of purchase commitment reserves, was $35.9 million, which the Company expects to utilize during future normal ongoing operations. Although the Company’s purchase orders placed with Solectron are cancelable, the terms of the agreement require the Company to purchase from Solectron all inventory components not returnable or usable by other Solectron customers.

     In addition, the Company purchases several key components used in the manufacture of its products. As of July 27, 2002, the Company had non-cancelable purchase commitments for various components, net of purchase commitment reserves, totaling $12.4 million, which the Company expects to utilize during future normal ongoing operations.

     The Company has established purchase commitment reserves of $3.2 million for excess inventory components committed to be purchased from Solectron and other key component vendors that it believes may not be realizable during future normal ongoing operations. These purchase commitment reserves represent the difference between the cost of the components and their estimated fair value based upon assumptions about market conditions and the Company’s current forecast of revenue. To the extent that such forecasts are not achieved or actual market conditions are less favorable than those projected, the Company’s commitments and associated reserve levels may change. The Company monitors its purchase commitment reserve requirements on a quarterly basis.

Legal Proceedings

     On February 14, 2002, a suit captioned McDATA Corp. v. Brocade Communications Systems, Inc. was filed against the Company in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fibre Channel Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe U.S. Patent No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin the Company from infringing the patent in the future. On March 4, 2002, McDATA Corporation (McDATA) filed an amended complaint, in which it additionally alleged that the Brocade SilkWorm 3200 Entry Fabric Switch infringed this patent. In connection with this suit, on March 4, 2002, McDATA filed a motion for a preliminary injunction against the Company with regard to the patent. The Company filed an answer and counterclaims on April 8, 2002 asserting, among other things, no infringement and that the patent is invalid, unenforceable and covered by an existing covenant not to sue between the Company and McDATA. A hearing on McDATA’s motion for preliminary injunction was held on July 15, 2002, and the Company is awaiting a decision on the matter. The Company believes that it has meritorious defenses to the claims and intends to defend the action vigorously.

     On July 20, 2001, the first of a number of putative class actions was filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and certain of the underwriters in the Company’s initial public offering. Those cases were consolidated under the caption Chae v. Brocade Communications Systems, Inc. et al. The complaints generally alleged that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering. On March 1, 2002, the Court entered an order dismissing without prejudice all claims against the Company and its officers and directors named in the consolidated proceeding. On April 19, 2002, a consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation, 01 CV 6613, was filed asserting claims against the Brocade parties that are substantially similar to those alleged in the earlier case. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. Motions to dismiss have been filed. The Company believes that it has meritorious defenses to the claims and intends to defend the action vigorously.

class of purchasers of common stock from May 24, 1999 to December 6, 2000. The Company believes that it has meritorious defenses to the claims and intends to defend the action vigorously.

8. Stockholder Rights Plan

     On February 5, 2002, the Company’s Board of Directors adopted a stockholder rights plan. Under the plan, the Company declared and paid a dividend of one right for each share of common stock held by stockholders of record as of the close of business on February 19, 2002. Each right initially entitles stockholders to purchase a fractional share of the Company’s preferred stock at $280 per share. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires or announces a tender or exchange offer that would result in the acquisition of 15 percent or more of the Company’s common stock while the stockholder rights plan remains in place, then, unless the rights are redeemed by the Company for $0.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group for shares of the Company or the third party acquirer having a value of twice the right’s then-current exercise price. The stockholder rights plan may have the effect of deterring or delaying a change in control of Brocade.

9. Net Income per Share

     The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	July 27,	July 28,	July 27,	July 28,
	2002	2001	2002	2001

Net income	$18,348	$12,045	$43,997	$56,528

Basic and diluted net income per share:
Weighted-average shares of common stock outstanding	233,760	228,068	232,573	226,006
Less: Weighted-average shares of common stock subject to repurchase	(743)	(5,205)	(1,754)	(6,387)

Weighted-average shares used in computing basic net income per share	233,017	222,863	230,819	219,619
Dilutive potential common shares	7,089	23,356	13,853	24,653

Weighted-average shares used in computing diluted net income per share	240,106	246,219	244,672	244,272

Basic net income per share	$0.08	$0.05	$0.19	$0.26

Diluted net income per share	$0.08	$0.05	$0.18	$0.23

     For the quarters ended July 27, 2002 and July 28, 2001, potential common shares in the form of stock options to purchase 65.1 million and 27.9 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share. For the nine-month periods ended July 27, 2002 and July 28, 2001, potential common shares in the form of stock options to purchase 43.9 million and 18.8 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share. In addition, for the three and nine-month periods ended July 27, 2002, potential common shares resulting from the potential conversion of the Company’s convertible subordinated debt of 12.6 million and 10.0 million weighted-average common shares, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share.

10. Segment Information

     The Company is organized and operates as one operating segment: the design, development, manufacturing, marketing and selling of infrastructure for SANs. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM), as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The CODM allocates resources and assesses the performance of the Company based on consolidated revenues and overall profitability.

     Revenues are attributed to geographic areas based on the location of the customer to which products are shipped. Domestic and international revenues were 75 percent and 25 percent of total revenues, respectively, for the quarter ended July 27, 2002, and 71 percent and 29 percent, respectively, for the nine-month period ended July 27, 2002. Domestic and international revenues were 71 percent and 29 percent of total revenues, respectively, for the quarter ended July 28, 2001, and 72 percent and 28 percent of total revenues, respectively, for the nine-month period ended July 28, 2001. Domestic revenues include sales to certain OEM customers who then distribute Brocade product to their international customers. To date service revenue has not exceeded 10 percent of total revenues. Identifiable assets located in foreign countries were not material as of July 27, 2002, and October 27, 2001.

     For the quarters ended July 27, 2002 and July 28, 2001, four and three customers each contributed greater than 10 percent of the Company’s total revenues, for combined totals of 76 percent and 54 percent of total revenues, respectively. For the nine-month periods ended July 27, 2002 and July 28, 2001, four and two customers each contributed greater than 10 percent of the Company’s total revenues, for combined totals of 73 percent and 48 percent of total revenues, respectively.

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

     Brocade, the B weave logo and SilkWorm are registered trademarks of Brocade Communications Systems, Inc. or its subsidiaries in the United States or in other countries. All other brands, products, or service names are or may be trademarks or service marks of, and are used to identify, products or services of their respective owners.

Recent Events

     On August 9, 2002, Christopher B. Paisley joined our Board of Directors. Mr. Paisley will also serve on our Audit Committee and replaces Mark Leslie, who recently retired from our Board. Mr. Paisley currently serves as the Dean’s Executive Professor of Accounting and Finance at the Leavey School of Business at Santa Clara University.

     On February 14, 2002, a suit captioned McDATA Corp. v. Brocade Communications Systems, Inc. was filed against Brocade in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fibre Channel Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe U.S. Patent No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patent in the future. On March 4, 2002, McDATA filed an amended complaint, in which it additionally alleged that the Brocade SilkWorm 3200 Entry Fabric Switch infringed this patent. In connection with this suit, on March 4, 2002, McDATA filed a motion for a preliminary injunction against Brocade with regard to the patent. We filed an answer and counterclaims on April 8, 2002 asserting, among other things, no infringement and that the patent is invalid, unenforceable and covered by an existing covenant not to sue between Brocade and McDATA. A hearing on McDATA’s motion for preliminary injunction was held on July 15, 2002, and we are awaiting a decision on the matter. We believe that we have meritorious defenses to the claims and intend to defend the action vigorously.

     On July 20, 2001, the first of a number of putative class actions was filed in the United States District Court for the Southern District of New York against us, certain of our officers and directors, and certain of the underwriters in our initial public offering. Those cases were consolidated under the caption Chae v. Brocade Communications Systems, Inc. et al. The complaints generally alleged that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering. On March 1, 2002, the Court entered an order dismissing without prejudice all claims against us and our officers and directors named in the consolidated proceeding. On April 19, 2002, a consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation, 01 CV 6613, was filed asserting claims against the Brocade parties that are substantially similar to those alleged in the earlier case. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. Motions to dismiss have been filed. We believe that we have meritorious defenses to the claims and intend to defend the action vigorously.

Results of Operations

     The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

	Three Months Ended		Nine Months Ended

	July 27,	July 28,	July 27,	July 28,
	2002	2001	2002	2001

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	39.9	40.0	39.8	40.0

Gross margin	60.1	60.0	60.2	60.0

Operating expenses:
Research and development	22.0	23.6	23.3	20.7
Sales and marketing	20.0	19.4	20.2	17.5
General and administrative	3.1	3.8	3.5	3.4
Amortization of deferred stock compensation	0.2	0.2	0.2	0.2

Total operating expenses	45.3	47.0	47.2	41.8

Income from operations	14.8	13.0	13.0	18.2
Interest and other income, net	4.5	1.8	4.1	2.2
Interest expense	(2.2)	—	(1.9)	—

Income before provision for income taxes	17.1	14.8	15.2	20.4
Provision for income taxes	5.0	4.4	4.4	6.1

Net income	12.1%	10.4%	10.8%	14.3%

     Revenues. Our revenues are derived primarily from sales of our SilkWorm family of products. Net revenues for the quarter ended July 27, 2002 were $151.2 million, compared to $116.3 million for the quarter ended July 28, 2001. The increase in net revenues was primarily the result of sales of our SilkWorm 12000 Core Fabric Switch, introduced in March 2002. Net revenues for the nine months ended July 27, 2002 were $409.3 million, compared to $396.5 million for the nine months ended July 28, 2001. Net revenues for the nine months ended July 27, 2002 benefited from the inclusion of sales of our SilkWorm 12000 Core Fabric Switch and were negatively impacted by the unfavorable economic conditions and reduced information technology (IT) spending environment that began in fiscal 2001 and that has continued into fiscal 2002.

     Domestic and international revenues for the quarter ended July 27, 2002, were 75 percent and 25 percent of total revenues, respectively, compared with 71 percent and 29 percent of total revenues, respectively, for the quarter ended July 28, 2001. Domestic and international revenues for the nine months ended July 27, 2002, were 71 percent and 29 percent of total revenues, respectively, compared with 72 percent and 28 percent of total revenues, respectively, for the nine months ended July 28, 2001. International revenues resulted primarily from sales to customers in Western Europe and the greater Asia Pacific region. Revenues are attributed to geographic areas based on the location of the customer to which products are shipped. Domestic revenues include sales to certain OEM customers who then distribute our products to their international customers.

     A significant portion of our revenues is concentrated among a relatively small number of customers. For the quarters ended July 27, 2002 and July 28, 2001, four and three customers each contributed greater than 10 percent of our total revenues for combined totals of 76 percent and 54 percent of our total revenues, respectively. For the nine-month periods ended July 27, 2002 and July 28, 2001, four and two customers each contributed greater than 10 percent of our total revenues for combined totals of 73 percent and 48 percent of our total revenues, respectively. The level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, could seriously harm our financial condition and results of operations. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of customers.

     Gross margin. Gross margins for both the three and nine-month periods ended July 27, 2002, remained consistent with gross margins reported in the prior comparable periods.

     Research and development expenses. Research and development (R&D) expenses increased to $33.2 million and $95.5 million for the three and nine-month periods ended July 27, 2002, respectively, compared to $27.4 million and $82.0 million for the three and nine-month periods ended July 28, 2001, respectively. R&D expenses consist primarily of salaries and related expenses for personnel engaged in engineering and R&D activities; fees paid to consultants and outside service providers; nonrecurring engineering charges; prototyping expenses related to the design, development, testing and enhancement of our products; depreciation related to engineering and test equipment; and IT and facilities expenses. The increase in R&D expenses reflects our continued belief that investment in R&D is a critical factor in maintaining our competitive position. The increases in R&D expenses were primarily related to additional personnel associated with the initial development of future products. We currently anticipate that R&D expenses will increase in absolute dollars during the next quarter.

     Sales and marketing expenses. Sales and marketing expenses increased to $30.3 million and $82.7 million for the three and nine-month periods ended July 27, 2002, respectively, compared to $22.6 million and $69.6 million for the three and nine-month periods ended July 28, 2001, respectively. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales activities; costs associated with promotional and travel expenses; and IT and facilities expenses. The increases in sales and marketing expenses were primarily due to the continued expansion of our sales and marketing organizations, and, for the three months ended July 27, 2002, an increase in commissions associated with increased revenue levels. We believe that continued investment in sales and marketing is critical to the success of our strategy to expand relationships with our OEM customers; to expand our presence in the master reseller and fabric integration channel; to communicate with, understand and anticipate the current and future needs of the end users of our products in order to increase demand for our partners; and to maintain our leadership position in the SAN market. In addition, we are currently expanding our international sales activities to various countries in Europe and the greater Asia Pacific region. We currently anticipate that sales and marketing expenses will increase in absolute dollars during the next quarter.

     General and administrative expenses. General and administrative (G&A) expenses increased to $4.8 million and $14.1 million for the three and nine-month periods ended July 27, 2002, respectively, compared to $4.4 million and $13.4 million for the three and nine-month periods ended July 28, 2001, respectively. G&A expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses. We currently anticipate that G&A expenses will remain relatively constant in terms of absolute dollars during the next quarter.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation was $0.2 million and $0.7 million for the three and nine-months periods ended July 27, 2002, respectively, compared to $0.3 million and $0.8 million, for the three and nine-month periods ended July 28, 2001, respectively. As of July 27, 2002, unamortized deferred stock compensation was approximately $0.3 million.

     Interest and other income, net. Interest and other income, net increased to $6.8 million and $16.8 million for the three and nine-month periods ended July 27, 2002, respectively, compared to $2.1 million and $8.7 million for the three and nine-month periods ended July 28, 2001, respectively. The increases were primarily the result of increased cash and investment balances associated with the investment of the proceeds received from our convertible debt offering. Interest and other income, net for the quarter ended July 28, 2001, includes realized gains of $0.9 million from the sale of marketable equity securities and impairment charges of $1.2 million related to other-than-temporary declines in the fair value of certain minority equity investments in non-publicly traded companies. Interest and other income, net for the nine-month period ended July 28, 2001, includes realized gains of $6.6 million from the sale of marketable equity securities and impairment charges of $4.7 million related to other-than-temporary declines in the fair value of certain minority equity investments in non-publicly traded companies. No impairment charges related to other-than-temporary declines in the fair value of minority equity investments were recorded for the three and nine-month periods ended July 27, 2002.

     Interest expense. Interest expense was $3.4 million and $8.1 million for the three and nine-month periods ended July 27, 2002, respectively, and was primarily the result of the issuance of convertible subordinated debt.

     Provision for income taxes. Our effective tax rate for both the three and nine-month periods ended July 27, 2002, was 29 percent compared to 30 percent for the three and nine-month periods ended July 28, 2001. Our ability to maintain our current effective tax rate requires that international revenues and earnings be achieved as planned. To the extent that international revenues and earnings differ from plan, a factor largely influenced by the buying behavior of our OEM customers, or unfavorable changes in tax laws and regulations occur, our effective tax rate could change.

Liquidity and Capital Resources

     Cash, cash equivalents, short-term investments and long-term investments were $882.3 million as of July 27, 2002, an increase of $627.2 million from October 27, 2001. For the nine-month period ended July 27, 2002, we generated $89.9 million in cash from operating activities, primarily from net income and an increase in accounts payable which was partially offset by an increase in accounts receivable due to increased sales during the quarter ended July 27, 2002. Also included in cash from operations were income tax benefits related to employee stock option transactions of $26.2 million, which were partially offset by an increase in net deferred tax assets of $20.3 million. As of July 27, 2002, we had $248.8 million in net deferred tax assets, which we believe will be realizable through future profitable operations.

     Net cash used in investing activities for the nine-month period ended July 27, 2002 was $631.9 million, resulting primarily from purchases of investments of $640.8 million and purchases of capital equipment of $65.2 million. Net cash provided by financing activities totaled $587.6 million and was the result of $537.6 million in net proceeds from the issuance of convertible subordinated notes (see Note 5, “Convertible Subordinated Debt,” of the Notes to Condensed Consolidated Financial Statements), and $50.0 million in net proceeds from the issuance of common stock related to employee participation in employee stock plans.

     We have a manufacturing agreement with Solectron under which we provide to Solectron a twelve-month product forecast and place purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to our customers. As of July 27, 2002, our commitment to Solectron for such inventory components, net of purchase commitment reserves, was $35.9 million, which we expect to utilize during future normal ongoing operations. Although the purchase orders we place with Solectron are cancelable, the terms of the agreement require us to purchase from Solectron all inventory components not returnable or usable by other Solectron customers.

     In addition, we purchase several key components used in the manufacture of our products. As of July 27, 2002, we had non-cancelable purchase commitments for various components, net of purchase commitment reserves, totaling $12.4 million, which we expect to utilize during future normal ongoing operations.

     We have established purchase commitment reserves of $3.2 million for excess inventory components committed to be purchased from Solectron and other key component vendors that we believe may not be realizable during future normal ongoing operations. These purchase commitment reserves represent the difference between the cost of the components and their estimated fair value based upon assumptions about market conditions and our current forecast of revenue. To the extent that such forecasts are not achieved or actual market conditions are less favorable than those projected, our commitments and associated reserve levels may change. We monitor these purchase commitment reserve requirements on a quarterly basis, and as of July 27, 2002 continue to believe our reserves are adequate and sufficient to meet any unrealizable purchase commitments.

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

     We are required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Debt issuance costs of $12.4 million are being amortized over a five-year term using the straight-line method, which approximates the effective interest rate method. The amortization of debt issuance costs will accelerate upon early redemption or conversion of the notes. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures.

     The following table summarizes our contractual obligations (including interest expense) and commitments as of July 27, 2002 (in thousands):

		Less than			After
	Total	1 year	1 - 3 years		3 years

Contractual Obligations:
Convertible subordinated notes, including interest	$599,500	$11,000		$22,000	$566,500
Non-cancelable operating leases	269,494	28,834		54,618	186,042
Unconditional purchase obligations, gross	51,489	51,489		—	—

Total contractual obligations	$920,483	$91,323		$76,618	$752,542

Other Commitments:
Standby letters of credit	$18,749	$ n/a	$	n/a	$ n/a

     We believe that our existing cash, cash equivalents, short-term and long-term investments, and cash expected to be generated from future operations will be sufficient to meet our capital requirements at least through the next 12 months, although we could elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and the expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and the market acceptance of our products.

Related Party Transactions

     Larry W. Sonsini, a director of Brocade, serves as a member and Chairman and CEO of Wilson Sonsini Goodrich & Rosati, Professional Corporation (WSGR), our principal outside legal counsel. Aggregate fees billed to us by WSGR for legal services rendered during the nine-month periods ended July 27, 2002 and July 28, 2001, were $2.5 million and $0.5 million, respectively. We believe that the services rendered to us by WSGR were on terms no more favorable than those with unrelated parties.

     Mark Leslie was a director of Brocade until May 2002, and served on the Board of Directors of VERITAS Software Corporation (Veritas), a company with whom we do business. During the nine-month periods ended July 27, 2002, and July 28, 2001, total revenues from sales to Veritas were $2.0 million and $2.1 million, respectively. We believe that sales to Veritas were on terms no more favorable than those with unrelated parties.

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

     Product revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable, and collectibility is probable. However, revenue recognition is deferred for shipments to new customers and for shipments to existing customers when significant support services are required to successfully integrate our product into our customer’s products. These revenues, and related costs, are deferred and recognized when the customer has successfully integrated our product into its product offerings and we have met any support obligations. In addition, revenue from sales to master resellers is recognized upon reported sell-through.

     Service revenue, which to date has not been material, consists of training, warranty, and maintenance arrangements, including post-contract customer support (PCS) services. PCS services are offered under renewable, annual fee-based contracts or as part of multiple element arrangements and typically include upgrades and enhancements to our software operating system, and telephone support. For multiple element arrangements, we allocate revenue to each element based upon vendor-specific objective evidence (VSOE). VSOE for each element is based upon the price charged when the element is sold separately. Service revenue, including revenue allocated to undelivered elements, is deferred and recognized ratably over the contractual period, which is generally one to three years. Training revenue is recognized upon completion of the training.

     We accrue for warranty costs and reduces revenue for estimated sales returns and other allowances at the time of shipment. Warranty costs, sales returns and other allowances are estimated based upon historical experience. If the data used to calculate these estimates does not properly anticipate future returns, revenue could be misstated. To date, actual experience has been consistent with our estimates.

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms and practices when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and charges against earnings may be required. To date, actual experience has been consistent with our estimates.

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

     As a result of continuing unfavorable economic conditions and a reduction in IT spending rates, during the quarter ended October 27, 2001, we performed a comprehensive analysis of our real estate facility requirements and identified existing vacant excess facility space, which was subsequently offered for sublease. Based upon the results of this analysis, during the quarter ended October 27, 2001, we recorded a charge of $39.8 million related to estimated facilities lease losses, net of expected sublease income, and a charge of $5.7 million in connection with the impairment of certain related leasehold improvements. In determining the net facilities lease losses and related asset impairment charges, various assumptions were made including the time period over which the facilities will be vacant, expected sublease terms and rates. The estimated charges represented the low-end of an estimated range that may be adjusted upon the occurrence of future triggering events. Under certain circumstances, we estimated the high-end of this range to be $63.0 million. Triggering events may include, but are not limited to, changes in estimated time to sublease the facilities, sublease terms, and sublease rates.

     During the quarter ended July 27, 2002, we revised certain estimates and assumptions used to calculate our reserves for facilities lease losses and related asset impairment charges, including those related to expected sublease rates, estimated time to sublease, expected future operating costs, and expected future use of the facilities. These revised estimates and assumptions were based on current conditions and events. The net impact of these changes in estimates and assumptions was not material. Should there be further changes in real estate market conditions or should it take longer than expected to find a suitable tenant to sublease the facilities, adjustments to the facilities lease losses reserve may be necessary in future periods based upon the then current actual events and circumstances.

     The determination of our tax provision is subject to judgments and estimates due to operations in several tax jurisdictions outside the United States. Sales to our international customers are generally taxed at rates that are lower than United States rates, resulting in a reduction of our effective tax rate. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the United States and in the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving and expect to receive from international sales. In addition, a decrease in the percentage of our total revenue from international customers or in the mix of international revenue among particular tax jurisdictions could change our overall effective tax rate. Also, our current effective tax rate assumes that United States income taxes are not provided for undistributed earnings of certain non-United States subsidiaries. These earnings could become subject to incremental foreign withholding, or Federal and state income taxes should they be either deemed or actually remitted to the United States.

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

     Our quarterly revenues and operating results may vary significantly in the future due to a number of factors, any of which may cause our stock price to fluctuate. The primary factors that may impact the predictability of our quarterly results include the following:

•	changes in general economic conditions and specific economic conditions in the computer, storage, and networking industries. In particular, recent economic uncertainty has resulted in a general reduction in information technology (IT) spending. This reduction in IT spending has lead to a decline in our growth rates compared to historical trends;

•	the timing of customer orders and product implementations, particularly large orders from and product implementations of our OEM customers;

•	the effects of terrorist activity and armed conflict, such as disruptions or downturns in general economic activity;

•	announcements, introductions, and transitions of new products by us and our competitors;

•	the ability of new competitors to enter the market and effectively compete against us;

•	deferrals of customer orders in anticipation of new products, services, or product enhancements introduced by us or our competitors;

•	our ability to obtain sufficient supplies of sole or limited sourced components, including application specific integrated circuits (ASICs), microprocessors, certain logic chips, programmable logic devices, chassis, printed circuit boards and power supplies;

•	increases in prices of components used in the manufacture of our products;

•	our ability to attain and maintain production volumes and quality levels;

•	variations in the mix of our products sold and the mix of distribution channels through which they are sold;

•	litigation; and

•	legislation or regulatory developments.

     Accordingly, the results of any prior periods should not be relied upon as an indication of future performance. If our operating results are below the expectations of stock market analysts or investors, our stock price may decline.

     Our revenues may be impacted by changes in IT spending levels.

     In recent quarters, unfavorable economic conditions and reduced global IT spending rates have adversely affected our operating results and led to a decline in our growth rates compared to historical trends. While we have begun to experience some resumption of growth in our business, the extent and duration of growth are influenced by overall IT spending rates. We are unable to predict when IT spending rates will return to historical levels, if at all. If there are further reductions in either domestic or international IT spending rates, or if IT spending rates do not return to historical levels, our revenues, operating results and financial condition may be adversely affected.

     Our success depends on our ability to develop new and enhanced products that achieve widespread market acceptance.

     We currently derive substantially all of our revenues from sales of our SilkWorm family of products. We expect that revenue from this product family will continue to account for a substantial portion of our revenues for the foreseeable future. Therefore, widespread market acceptance of these products is critical to our future success. Some of our products have been only recently introduced and, therefore, the demand and market acceptance of these products is uncertain. Factors that may affect the market acceptance of our products include the performance, price and total cost of ownership of our products; the features and functionality of our products; the availability and price of competing products and technologies; and the success and development of our OEM partners, master resellers and fabric partners. Many of these factors are beyond our control.

     Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and introducing high-quality, cost-effective products and product enhancements on a timely basis and by keeping pace with technological developments and emerging industry standards. We recently introduced the SilkWorm 12000 Core Fabric Switch which is targeted at expanding our existing market, but is also targeted toward the “director” class market. We expect that a significant portion of our future growth will depend upon the market acceptance of this product. We expect to launch new products during the next year and our future revenue growth will be dependent on the success of the SilkWorm 12000 Core Fabric Switch and these new products. We have in the past experienced delays in product development and such delays may occur in the future. If we are unable to achieve market acceptance of our new products, our business and results of operations could be harmed.

     As we introduce new products, we must manage the transition between our new products and our older products.

     As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, and ensure that enough supplies of new products can be delivered to meet customers’ demands. Our failure to manage the transition to newer products in the future or to develop and successfully introduce new products and product enhancements could adversely affect our business and financial results. In particular, in conjunction with the transition of our product offerings from 1 to 2 Gbit/sec technology, we have begun introducing products with new features and functionality. We face risks relating to this product transition, including risks relating to forecasting demand for 2 Gbit/sec products and related transition issues, as well as possible product and software defects and a potentially different sales and support environment due to the complexity of these new systems. If any of the foregoing occurs, our business could be seriously harmed.

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

     Increased international political instability, as demonstrated by the September 2001 terrorist attacks, disruption in air transportation and further enhanced security measures as a result of the September 2001 terrorist attacks, the military action taken in Afghanistan, and the conflicts in the Middle East, may halt or hinder our ability to do business and may increase our costs. This increased instability may, for example, negatively impact the reliability and cost of transportation, negatively impact the desire of our employees and customers to travel, adversely affect our ability to obtain adequate insurance at reasonable rates, and require us to take extra security precautions for our operations. In addition, to the extent that air transportation is delayed or disrupted, the operations of our contract manufacturers and suppliers may be disrupted, particularly if shipments of components and raw materials are delayed. If this international political instability continues or escalates, our business and results of operations could be harmed.

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

     We market and sell our products through OEM partners, master resellers and fabric partners. We must continually assess, anticipate, and respond to the needs of these OEM partners, master resellers and fabric partners. We must also ensure that our products integrate with solutions provided by these OEM partners, master resellers and fabric partners. In addition, we must continually assess, anticipate, and respond to the needs of their customers, who are the end-users of our products. If we fail to respond to the needs of these groups, our business and operating results could be harmed.

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

     Similarly, we have limited ability to forecast the demand for our products. In preparing sales and demand forecasts, we rely largely on input from our OEM partners, master resellers and fabric partners. If our customers are unable to accurately forecast demand, or we fail to effectively communicate with our customers about end-user demand or other time sensitive information, sales and demand forecasts may not reflect the most accurate, up-to-date information. Because we make business decisions based on our sales and demand forecasts, if these forecasts do not materialize, our business and financial results could be negatively impacted. Furthermore, we may not be able to identify these forecast differences until late in our fiscal quarter. Consequently, we may not be able to make adjustments to our business model without negatively impacting our earnings.

     We plan to continue to increase our international sales activities significantly, which will subject us to additional business risks.

     We plan to continue to expand our international sales activities significantly. Expansion of international operations will involve inherent risks that we may not be able to control, including:

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

     Although our customer base has increased, we still depend on large, recurring purchases from a limited number of large OEM customers. Our agreements with our OEM customers are typically cancelable, non-exclusive, and have no minimum purchase requirements. For the fiscal quarter ended July 27, 2002, four customers each represented greater than ten percent of our total revenues for a combined total of 76 percent of our total revenues. In addition, HP and Compaq, two of our larger OEM customers, recently merged. This merger may result in a decrease or a disruption in our sales to the combined company. We anticipate that our revenues and operating results will continue to depend on sales to a relatively small number of customers. Therefore, the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, could seriously harm our financial condition and results of operations.

     Failure to expand distribution channels and manage distribution relationships could significantly reduce our revenues.

     Our success will depend on our continuing ability to develop and manage relationships with significant OEM partners, master resellers and fabric partners, as well as on the sales efforts and success of these customers. Our OEM customers may evaluate our products for a limited time period before they begin to market and sell them. Assisting these customers through the evaluation process may require significant sales, marketing, and management efforts on our part, particularly if our products are being qualified with multiple customers at the same time. In addition, once our products have been qualified, our customer agreements have no minimum purchase commitments. We may not be able to maintain or expand our distribution channels, manage distribution relationships successfully, or market our products through OEMs effectively. Our failure to manage successfully our distribution relationships or the failure of our customers to sell our products could reduce our revenues.

     The loss of our relationship with Solectron Corporation, our principal manufacturer, or the failure to accurately forecast demand for our products or successfully manage our relationship with Solectron, could negatively impact our ability to manufacture and sell our products.

     We currently depend on Solectron, a third party manufacturer, to manufacture our products. If we should fail to effectively manage our relationship with Solectron, or if Solectron experiences delays, disruptions, capacity constraints, or quality control problems in its manufacturing operations, our ability to ship products to our customers could be delayed and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production is a lengthy and expensive process. Although we recently qualified an additional third-party contract manufacturer to manufacture some of our products, if we are required or choose to change our principal contract manufacturer, we may lose revenue and damage our customer relationships.

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

     The average unit prices of our products may decrease in the future in response to changes in product mix, competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors, or other factors. If we are unable to offset these factors by increasing sales volumes, our total revenues will decline. In addition, to maintain our gross margins we must maintain or increase current shipment volumes and develop and introduce new products and product enhancements, and we must continue to reduce the manufacturing cost of our products. Failure to reduce the manufacturing cost of our products in response to declines in unit selling prices would result in a decline in our gross margins.

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

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. On February 14, 2002, a suit captioned McDATA Corp. v. Brocade Communications Systems, Inc. was filed against Brocade in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fibre Channel Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe U.S. Patent No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patent in the future. On March 4, 2002, McDATA filed an amended complaint, in which it additionally alleged that the Brocade SilkWorm 3200 Entry Fabric Switch infringed this patent. In connection with this suit, on March 4, 2002, McDATA filed a motion for a preliminary injunction against Brocade with regard to the patent. We filed an answer and counterclaims on April 8, 2002. A hearing on the motion for preliminary injunction was held on July 15, 2002, and we are awaiting a decision on the matter. We believe that we have meritorious defenses to the claims and intend to defend the action vigorously.

     We may be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. These claims and any resulting lawsuit, including the McDATA lawsuit, could subject us to significant liability for damages and invalidation of proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation, including the McDATA litigation, also could force us to do one or more of the following:

•	stop selling, incorporating or using products or services that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property a license to the relevant intellectual property, which license may require us to license our intellectual property to such owner, or may not be available on reasonable terms or at all; and

•	redesign those products or services that use technology that is the subject of an infringement claim.

     If we are forced to take any of the foregoing actions, we may be unable to manufacture, use, sell, import and export our products, which would reduce our revenues.

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

     Industry standards for SAN products are continuing to emerge, evolve, and achieve acceptance. To remain competitive, we must continue to introduce new products and product enhancements that meet these industry standards. All components of the SAN must interoperate together. Industry standards are in place to specify guidelines for interoperability and communication based on standard specifications. Our products comprise only a part of the entire SAN solution utilized by the end-user, and we depend on the companies that provide other components of the SAN solution, many of whom are significantly larger than us, to support the industry standards as they evolve. The failure of these providers to support these industry standards could adversely affect the market acceptance of our products.

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

     Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters, is located near major earthquake faults. In the event of a major earthquake, we could experience business interruptions, destruction of facilities and loss of life. We neither carry earthquake insurance nor have we set aside funds or reserves to cover such earthquake-related losses. Our facilities located in the State of California have, from time to time, been subject to rolling electrical blackouts resulting from shortages of available electrical power. Should these blackouts continue to occur or increase in severity in the future, they could disrupt the operations of our affected facilities. Although we carry business interruption insurance to mitigate the impact of potential business interruptions, should a business interruption occur, our business could be seriously harmed.

     Our private minority equity investments are subject to equity price risk and their value may fluctuate.

     From time to time, we make equity investments for the promotion of business and strategic objectives. The market price and valuation of the securities that we hold in these companies may fluctuate due to market conditions and other circumstances over which we have little or no control. To the extent that the fair value of these securities is less than our cost over an extended period of time, our operating results and financial condition could be harmed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk related to changes in interest rates.

Interest Rate Risk

     Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents, and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at four major financial institutions in the United States. As of July 27, 2002, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. Our short-term investments consist of United States Treasury and Federal agency debt securities with original maturity dates between three months and one year. Due to the nature of our short-term investments, we believe that market risk due to changes in interest rates is not material.

     The following table presents the hypothetical changes in fair values of our investments in debt securities issued by United States government agencies as of July 27, 2002 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities				Valuation of Securities
	Given an Interest Rate			Fair Value	Given an Interest Rate
	Decrease of X Basis Points			As of	Increase of X Basis Points
				July 27,
Issuer	(150BP)	(100BP)	(50BP)	2002	50BP	100BP	150BP

U.S. government agency debt securities	$708,665	$701,222	$693,833	$686,525	$679,215	$671,984	$664,804

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

     The following table (in thousands) presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted-average interest rates as of July 27, 2002. Carrying value approximates fair value.

		Average
	Amount	Interest Rate

Cash and cash equivalents	$195,784	1.55%
Short-term investments	76,723	2.42%
Long-term investments	609,802	3.91%

Total	$882,309	3.26%

     Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. Therefore, we are not exposed to changes in interest rates related to our long-term debt instruments. The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On July 26, 2002, the average bid and ask price on the Portal Market of our convertible subordinated notes due 2007 was 75.25, resulting in an aggregate fair value of approximately $413.9 million. Our common stock is quoted on the Nasdaq National Market under the symbol “BRCD.” On July 26, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $16.54 per share.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     On February 14, 2002, a suit captioned McDATA Corp. v. Brocade Communications Systems, Inc. was filed against Brocade in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fibre Channel Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe U.S. Patent No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patent in the future. On March 4, 2002, McDATA filed an amended complaint, in which it additionally alleged that the Brocade SilkWorm 3200 Entry Fabric Switch infringed this patent. In connection with this suit, on March 4, 2002, McDATA filed a motion for a preliminary injunction against Brocade with regard to the patent. We filed an answer and counterclaims on April 8, 2002 asserting, among other things, no infringement and that the patent is invalid, unenforceable and covered by an existing covenant not to sue between Brocade and McDATA. A hearing on McDATA’s motion for preliminary injunction was held on July 15, 2002, and we are awaiting a decision on the matter. We believe that we have meritorious defenses to the claims and intend to defend the action vigorously.

     On July 20, 2001, the first of a number of putative class actions was filed in the United States District Court for the Southern District of New York against us, certain of our officers and directors, and certain of the underwriters in our initial public offering. Those cases were consolidated under the caption Chae v. Brocade Communications Systems, Inc. et al. The complaints generally alleged that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering. On March 1, 2002, the Court entered an order dismissing without prejudice all claims against us and our officers and directors named in the consolidated proceeding. On April 19, 2002, a consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation, 01 CV 6613, was filed asserting claims against the Brocade parties that are substantially similar to those alleged in the earlier case. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. Motions to dismiss have been filed. We believe that we have meritorious defenses to the claims and intend to defend the action vigorously.

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

     We are required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Debt issuance costs of $12.4 million are being amortized over a five-year term using the straight-line method, which approximates the effective interest rate method. The amortization of these debt issuance costs will accelerate upon early redemption or conversion of the notes. The offer and sale of the notes was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2). On March 21, 2002 we filed a registration statement (Reg. No. 333-84698) for the resale of the notes and the shares of common stock issuable upon conversion of the notes. This registration statement was declared effective by the SEC on May 23, 2002. The net proceeds of $537.6 million were invested in United States government agency debt securities and remain available for general corporate purposes, including working capital and capital expenditures.

     On February 5, 2002, our Board of Directors adopted a stockholder rights plan. Under the plan, we declared and paid a dividend of one right for each share of common stock held by stockholders of record as of the close of business on February 19, 2002. Each right initially entitles stockholders to purchase a fractional share of our preferred stock at $280 per share. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires or announces a tender or exchange offer that would result in the acquisition of 15 percent or more of our common stock while the stockholder rights plan remains in place, then, unless the rights are redeemed by us for $0.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group for shares of us or the third party acquirer having a value of twice the right’s then-current exercise price. The stockholder rights plan may have the effect of deterring or delaying a change in control of Brocade.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

     The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q has been identified.

Exhibit
Number	Description of Document

3.1 (8)	Amended and Restated Certificate of Incorporation.
3.2 (1)	Bylaws of the Registrant.
3.3 (10)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (included in Exhibit 10.32)
4.1 (1)	Form of Registrant’s Common Stock certificate.
4.2 (9)	Indenture, dated as of December 21, 2001, between Brocade and State Street Bank and Trust Company of California, N.A.
4.3 (9)	Form of Note (included in Exhibit 4.2)
4.4 (9)	Registration Rights Agreement, dated as of December 21, 2001, by and among Brocade and Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc. and Merrill Lynch Pierce Fenner and Smith Incorporated.
10.1 (1) *	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers.
10.2 (1) *	1995 Equity Incentive Plan and forms of agreements thereunder.
10.3 (1) *	1998 Equity Incentive Plan and forms of agreements thereunder.
10.4 (1) *	1998 Executive Equity Incentive Plan and forms of agreements thereunder.
10.5 (6) *	Amended and Restated 1999 Director Option Plan as of April 17, 2001, and form of agreement thereunder.
10.6 (2) *	1999 Employee Stock Purchase Plan.
10.7 (2) *	1999 Stock Plan and forms of agreements thereunder.
10.8 (2) *	1999 Nonstatutory Stock Option Plan and forms of agreements thereunder.
10.9 (1)	Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade, dated September 5, 1996.
10.10 (1) #	Acknowledgement between Wind River Systems, Inc. and Brocade, dated April 22, 1999.

Exhibit
Number	Description of Document

10.11 (1) *	Letter Agreement with Michael J. Byrd, dated April 5, 1999.
10.12 (3) #	Manufacturing Agreement between Solectron California Corporation and Brocade, dated July 30, 1999.
10.13 (3)	Master Lease Agreement between Spieker Properties and Brocade, dated December 17, 1999.
10.14 (7)	First Amendment to Lease between Spieker Properties and Brocade, dated February 16, 2000.
10.15 (7)	Second Amendment to Lease between Spieker Properties and Brocade, dated August 11, 2000.
10.16 (4)	Credit Agreement between Comerica Bank-California and Brocade, dated January 5, 2000.
10.17 (7)	First Amendment to Credit Agreement between Comerica Bank-California and Brocade, dated March 21, 2000.
10.18 (7)	Second Amendment to Credit Agreement between Comerica Bank-California and Brocade, dated September 20, 2000.
10.19 (7)	Master Lease Agreement between Spieker Properties and Brocade, dated July 26, 2000.
10.20 (7) #	Purchase Agreement between Compaq Computer Corporation and Brocade, dated February 1, 2000.
10.21 (7) #	Purchase Agreement between EMC Corporation and Brocade, dated January 25, 2000.
10.22 (7) *	Promissory Note between David A. Smith and Brocade, dated April 27, 2000.
10.23 (8) #	Extension Agreement between EMC Corporation and Brocade, dated December 18, 2000.
10.24 (8) #	Goods Agreement between International Business Machines Corporation and Brocade, dated April 15, 1999.
10.25 (8)	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade.
10.26 (8) #	Statement of Work #1 between International Business Machines Corporation and Brocade.
10.27 (8) #	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade.
10.28 (8) #	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade.
10.29 (8) #	Statement of Work #2 between International Business Machines Corporation and Brocade.
10.30 (5)	Third Amendment to Credit Agreement between Comerica Bank-California and Brocade, dated January 22, 2001.
10.31 (5)	Lease Agreement between MV Golden State San Jose, LLC and Brocade, dated December 1, 2000.
10.32 (11)	Preferred Stock Rights Agreement, dated as of February 7, 2002, between Brocade and Wells Fargo Bank, MN N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.
10.33 (10) #	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.34 (10) #	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.35 (10) #	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.
10.36 (10)	Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.
10.37 +	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.38 +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company, dated January 28, 2000 (2000 OEM Purchase Agreement).
10.39 +	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company, dated April 20, 2001.
10.40	Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company, dated January 25, 2002.
10.41 +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company, dated April 20, 2001 (2001 OEM Purchase Agreement).
10.42 +	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company, dated July 1, 2001.
10.43 +	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company, dated November 6, 2001.
10.44 +	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company, dated February 1, 2002.
10.45 +	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company, dated June 5, 2002.
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges
99.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

+	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(2)	Incorporated by reference from Brocade’s Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000.

(3)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended.

(4)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000.

(5)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001.

(6)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2001.

(7)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

(8)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001.

(9)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002.

(10)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002.

(11)	Incorporated by reference from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002.

     (b)  Reports on Form 8-K.

     We filed one report on Form 8-K during the quarter ended July 27, 2002. Information regarding the items reported on is as follows:

Date	Item Reported On

June 18, 2002	Change in Certifying Accountant, as amended on June 25, 2002.

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brocade Communications Systems, Inc.

Date: August 27, 2002	By:	/s/ ANTONIO CANOVA

Antonio Canova Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1 (8)	Amended and Restated Certificate of Incorporation.
3.2 (1)	Bylaws of the Registrant.
3.3 (10)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (included in Exhibit 10.32)
4.1 (1)	Form of Registrant’s Common Stock certificate.
4.2 (9)	Indenture, dated as of December 21, 2001, between Brocade and State Street Bank and Trust Company of California, N.A.
4.3 (9)	Form of Note (included in Exhibit 4.2)
4.4 (9)	Registration Rights Agreement, dated as of December 21, 2001, by and among Brocade and Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc. and Merrill Lynch Pierce Fenner and Smith Incorporated.
10.1 (1) *	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers.
10.2 (1) *	1995 Equity Incentive Plan and forms of agreements thereunder.
10.3 (1) *	1998 Equity Incentive Plan and forms of agreements thereunder.
10.4 (1) *	1998 Executive Equity Incentive Plan and forms of agreements thereunder.
10.5 (6) *	Amended and Restated 1999 Director Option Plan as of April 17, 2001, and form of agreement thereunder.
10.6 (2) *	1999 Employee Stock Purchase Plan.
10.7 (2) *	1999 Stock Plan and forms of agreements thereunder.
10.8 (2) *	1999 Nonstatutory Stock Option Plan and forms of agreements thereunder.
10.9 (1)	Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade, dated September 5, 1996.
10.10 (1) #	Acknowledgement between Wind River Systems, Inc. and Brocade, dated April 22, 1999.

Exhibit
Number	Description of Document

10.11 (1) *	Letter Agreement with Michael J. Byrd, dated April 5, 1999.
10.12 (3) #	Manufacturing Agreement between Solectron California Corporation and Brocade, dated July 30, 1999.
10.13 (3)	Master Lease Agreement between Spieker Properties and Brocade, dated December 17, 1999.
10.14 (7)	First Amendment to Lease between Spieker Properties and Brocade, dated February 16, 2000.
10.15 (7)	Second Amendment to Lease between Spieker Properties and Brocade, dated August 11, 2000.
10.16 (4)	Credit Agreement between Comerica Bank-California and Brocade, dated January 5, 2000.
10.17 (7)	First Amendment to Credit Agreement between Comerica Bank-California and Brocade, dated March 21, 2000.
10.18 (7)	Second Amendment to Credit Agreement between Comerica Bank-California and Brocade, dated September 20, 2000.
10.19 (7)	Master Lease Agreement between Spieker Properties and Brocade, dated July 26, 2000.
10.20 (7) #	Purchase Agreement between Compaq Computer Corporation and Brocade, dated February 1, 2000.
10.21 (7) #	Purchase Agreement between EMC Corporation and Brocade, dated January 25, 2000.
10.22 (7) *	Promissory Note between David A. Smith and Brocade, dated April 27, 2000.
10.23 (8) #	Extension Agreement between EMC Corporation and Brocade, dated December 18, 2000.
10.24 (8) #	Goods Agreement between International Business Machines Corporation and Brocade, dated April 15, 1999.
10.25 (8)	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade.
10.26 (8) #	Statement of Work #1 between International Business Machines Corporation and Brocade.
10.27 (8) #	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade.
10.28 (8) #	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade.
10.29 (8) #	Statement of Work #2 between International Business Machines Corporation and Brocade.
10.30 (5)	Third Amendment to Credit Agreement between Comerica Bank-California and Brocade, dated January 22, 2001.
10.31 (5)	Lease Agreement between MV Golden State San Jose, LLC and Brocade, dated December 1, 2000.
10.32 (11)	Preferred Stock Rights Agreement, dated as of February 7, 2002, between Brocade and Wells Fargo Bank, MN N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.
10.33 (10) #	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.34 (10) #	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.35 (10) #	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.
10.36 (10)	Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.
10.37 +	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.38 +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company, dated January 28, 2000 (2000 OEM Purchase Agreement).
10.39 +	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company, dated April 20, 2001.
10.40	Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company, dated January 25, 2002.
10.41 +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company, dated April 20, 2001 (2001 OEM Purchase Agreement).
10.42 +	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company, dated July 1, 2001.
10.43 +	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company, dated November 6, 2001.
10.44 +	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company, dated February 1, 2002.
10.45 +	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company, dated June 5, 2002.
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges
99.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

+	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(2)	Incorporated by reference from Brocade’s Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000.

(3)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended.

(4)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000.

(5)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001.

(6)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2001.

(7)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

(8)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001.

(9)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002.

(10)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002.

(11)	Incorporated by reference from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002.