Form 10-K
period 2002-10-26
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2003-01-22
CIK 1009626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended October 26, 2002

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
Common Stock, $0.001 par value
Preferred Stock Purchase Rights

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☑ No ☐

      The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,050,000,000 as of December 20, 2002, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant’s Common Stock on December 20, 2002, was 235,434,404 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K.

BROCADE COMMUNICATIONS SYSTEMS, INC.

FORM 10-K

PART I

Item 1.     Business

General

      This Annual Report on Form 10-K (Annual Report) contains forward-looking statements. These forward-looking statements include predictions regarding our future:

•	revenues and profits;
•	gross margin;
•	customer concentration;
•	research and development expenses;
•	sales and marketing expenses;
•	general and administrative expenses;
•	provision for income taxes;
•	realization of deferred tax assets;
•	liquidity and sufficiency of existing cash, cash equivalents, and investments for near-term requirements;
•	purchase commitments;
•	technology and products;
•	the outcome of pending or threatened litigation; and
•	the effect of recent accounting pronouncements on our financial condition and results of operations.

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

      Brocade Communications Systems, Inc. develops, markets, sells, and supports data storage networking products and services. We provide a line of storage networking products that enables companies to implement highly available, scalable, manageable, and secure environments for data storage applications. Companies use our products to connect servers and storage through a storage area network (SAN).

      Our products are installed around the world at companies, institutions, and other entities of all sizes, ranging from large enterprises to small businesses. Our products and services are marketed, sold, and supported worldwide to end-users through our distribution partners, including original equipment manufacturers (OEMs), value-added distributors, systems integrators, and value-added resellers.

      We were incorporated on May 14, 1999, as a Delaware corporation, succeeding operations that began on August 24, 1995. Our mailing address and executive offices are located at 1745 Technology Drive, San Jose California, 95110. Our telephone number is (408) 487-8000. Our corporate Website is www.brocade.com. Information contained on the Website is not a part of this Annual Report.

Products and Services

      Our products and services are designed to help companies reduce the cost and complexity of managing business information within a data storage environment. Our products are generally used in conjunction with application servers, storage subsystems and devices, SAN interconnection components such as host bus adapters, and storage management software applications and tools.

      By networking servers and storage, companies can more easily share and consolidate server and storage resources; centralize and simplify data management; scale and provision storage resources more effectively, and improve application efficiency and performance. As a result, companies can better utilize information technology (IT) assets, improve productivity of IT personnel, reduce capital expenditures, and more reliably and securely store, manage, and administer business information.

      We believe that as data storage needs grow, companies will look to further simplify the complexity of storing, managing, and administering their data, while looking to maximize their IT investments and reduce capital expenditures. SANs, which have been installed at some of the world’s leading companies since the mid-1990’s, provide a platform that helps companies optimize their IT assets and support future data growth. We believe companies will also continue to expand the size and scope of their SANs and the number and types of applications that their SANs support. Consequently, components of SAN environments, which are also commonly referred to as SAN fabrics, will become increasingly heterogeneous, and will originate from different server, storage, and application providers.

      Since our inception, we have been a pioneer and innovator in enabling the market for SAN-based solutions, and have grown to be a market leader in storage networking infrastructure. We believe that the future evolution of the storage networking market will be lead by the providers of products that simplify the management of heterogeneous storage environments and maximize end-users’ IT investments on an ongoing basis. We also believe that storage networking infrastructure will evolve to provide increased capabilities that enable new types of storage management applications that simplify storage management and increase operational efficiencies.

      As a result, many of our initiatives and investments are aimed at expanding the capabilities enabled by SANs, increasing end-to-end interoperability, protecting end-user investments in existing and new IT resources, and making it easier for our OEM and application partners to deliver products that manage heterogeneous storage environments.

      We offer a line of intelligent storage networking products and SAN management software that enable companies to network application servers with storage devices through a SAN.

     Storage Networking Switches

      Our SilkWorm® family of Fibre Channel fabric switches, which are devices that provide bandwidth and high-speed routing of data, ranges from low cost 8-port switches to dual 64-port enterprise-class switches. These products have been designed to meet the storage networking needs of end-users in environments ranging from small businesses to large enterprises with SAN fabrics that scale to thousands of ports that are spread across multiple locations around the world. Our current SilkWorm family of switches share a common application specific integrated circuit (ASIC) that is the basis for our advanced fabric services, which enable key SAN management functionality that we believe is unique to Brocade.

     SAN Management Software

      Our SAN management software includes a common set of advanced fabric services that help improve performance, availability, scalability, and the overall functionality of the network. These fabric services include the ability to proactively monitor the health and performance of the SAN, the ability to aggregate bandwidth between fabric switches to deliver higher performance for storage applications, and the ability to securely control data access in multi-vendor SAN environments. We believe that our software products provide us with an advantage in the storage networking market, enabling differentiation and increasing licensable features and services. In addition, we offer management tools that enable end-users to manage and administer their SANs.

      We have an open approach to SAN management and work with nearly every leading provider of storage and SAN management applications and technologies. Our advanced fabric services are made available to our distribution and application partners through an application programmable interface (API), which enables them to quickly leverage these features in their storage management solutions.

     Intelligent Fabric Application Platforms

      On November 5, 2002, we announced an agreement to acquire Rhapsody Networks, Inc. (Rhapsody), a privately held technology company based in Fremont, California. We believe that the acquisition of Rhapsody will extend the capabilities of our existing intelligent storage-networking platform and facilitate the acceleration of time to market for new types of storage applications from our OEM and application partners. We believe that these new applications will be fabric-based, rather than server or storage array-based. In general, this means that elements of the application functionality will reside in the fabric, rather than in the server or storage array. This will allow for increased centralization of storage management functions and higher performance of storage related applications. These fabric-based applications, such as fabric-based storage volume management, data replication, and data migration, will further exploit the intelligence in the SAN fabric and minimize operational cost and complexity for the end-user.

Industry Initiatives

      We work with industry-leading companies to facilitate the development of standards, technologies, products, and services that focus on the simplification of heterogeneous storage management, and the implementation and management of storage networking environments.

     Industry Standards Development

      Since our inception, we have been a major contributor to the evolution of industry standards ranging from Fibre Channel communication technology to SAN interoperability to storage and SAN management. We contribute to nearly every related industry standards committee, and have authored or co-authored the majority of the Fibre Channel protocol standards in existence today.

     Storage Networking Environment Interoperability

      As SANs have increased in size and comprise more and different types of server, storage, and interconnection devices, the need for interoperability among those devices has similarly increased. We have invested a significant amount of time and resources for purposes of providing interoperability among Brocade solutions and the servers, storage, and storage management applications that run in the Brocade environment, and in driving standards for interoperability among SAN interconnection devices. We also continually certify Brocade solutions in operational storage environments through our own testing programs, our partners’ testing and qualification initiatives, and through certification programs for third party products, such as the Brocade Fabric Aware program, which we offer as a resource to our application and technology partners. Through our testing initiatives, we also certify interoperability configurations of common customer environments, such as remote data backup in a multi-vendor server and storage environment.

     Application Interoperability

      An important aspect of managing storage environments is the management software used to administer, manage, and provision storage resources and data. Our intelligent platform offers advanced fabric services that allow third-party developers of storage software applications to gain additional functionality and simplify the development of their applications. We offer the Brocade Fabric Access API, which is a development interface that helps to simplify the delivery of third-party applications that utilize the intelligence in the Brocade SAN fabric. Our Fabric Access partners are the leaders in storage and SAN management solutions and include companies such as BMC Software, Computer Associates, EMC Corporation (EMC), Hewlett-Packard Company (HP), IBM Tivoli, and VERITAS Software Corporation (Veritas).

     Education and Technical Certification Services

      Our education and training organization delivers high-quality, technical education and training on SAN technology, design, implementation, and management to our partners and their customers. The Brocade SAN Certification Program, our educational service, offers certification on Brocade SANs for IT professionals who have completed certain tests administered by an independent testing organization. This certification program is designed to measure the knowledge and proficiency of IT professionals in SAN solutions and technologies, and to help ensure that our customers receive superior customer service and support. Our education and training services are made available through our own education facilities and through our worldwide training provider network.

Distribution Model

      Our products are marketed, sold, and supported worldwide through a wide range of distribution partners, including OEM partners, value-added distributors, systems integrators, and value-added resellers.

•	Our OEM partners are leading storage systems and subsystems providers who offer our products under their own private label or as Brocade branded solutions. Sales through OEM partners comprise the majority of our business.
•	Other distribution partners include Brocade-authorized value added distributors, systems integrators, and value-added resellers. These partners are authorized by us to market, sell, and support our SilkWorm family of fabric switches and software. Some also sell education and other value-added services.

      We have OEM or distribution agreements with virtually all of the companies that sell the world’s storage systems and subsystems. In addition, we employ a worldwide sales force to assist our distribution partners in marketing Brocade SAN solutions, assessing SAN requirements and designing, implementing, and maintaining Brocade-based SANs.

Customers

      Our major OEM customers include Dell Computer Corporation, EMC, Fujitsu Siemens Computers, Hitachi Data Systems, Inc., HP, IBM Corporation (IBM), Network Appliance, StorageTek, Sun Microsystems, Inc., and Unisys Corporation. Our primary non-OEM customers include Bell Microproducts, GE Access, Tokyo Electron Limited, and XIOTech.

      For the year ended October 26, 2002, EMC, HP, and IBM each represented greater than ten percent of our total revenues. For the year ended October 27, 2001, Compaq Computer Corporation (Compaq), EMC, and IBM each represented greater than ten percent of our total revenues. For the year ended October 28, 2000, Compaq and EMC, each represented greater than ten percent of our total revenues. The level of sales to any OEM customer may vary from quarter to quarter, and we expect that significant customer concentration will continue for the foreseeable future. The loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on our financial condition or results of operations.

Acquisitions and Investments

      Our acquisition and investment strategy is focused on facilitating the evolution and expansion of the SAN market and enabling companies to further simplify storage management. In the past, we have made minority equity investments in companies that develop technology or provide services that are complementary to or broaden the markets for our products and further our business objectives. On November 5, 2002, we announced an agreement to acquire Rhapsody, a privately held technology company based in Fremont, California that provides an intelligent fabric application platform. The Rhapsody acquisition is expected to close in January 2003.

Research and Development

      The industry in which we compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new product introductions. As a result, our success depends, in part, on our ability to continue to enhance our existing solutions and to develop and introduce new solutions that improve performance and reduce the total cost of ownership in the storage environment. We have invested significantly in product research and development. We continue to enhance and extend our products, and to increase the speed, performance, and port-density of our switching platform. We also continue to expand the value-added services of our intelligent platform to enable more functionality for end customers, OEM partners, and application partners and further simplify storage management.

      Our products are designed to support current industry standards and will continue to support emerging standards that are consistent with our product strategy. Our products have been designed around a common platform architecture, which facilitates the product design, development, and testing cycle, and reduces the time to market for new products and features. We intend to continue to leverage this common architecture to develop and introduce additional hardware and software products and enhancements in the future.

      For the years ended October 26, 2002, October 27, 2001, and October 28, 2000, our research and development expenses totaled $132.2 million, $110.7 million, and $50.5 million, respectively. All expenditures for research and development costs have been expensed as incurred. We expect to continue to maintain our high level of investment in research and development.

Competition

      The current and potential market for SAN solutions and technologies is continuously evolving and subject to rapid technological change. Major storage systems and server providers are continually introducing new SAN-oriented solutions and products, and enhancing existing SAN-oriented solutions and products. We believe our primary competition is from developers of Fibre Channel switching or interconnection products, including Cisco Systems Inc. (Cisco), INRANGE Technologies Corporation (INRANGE), McDATA Corporation (McDATA), and QLogic Corporation (QLogic).

      As the SAN market evolves, additional technologies may become available for interconnecting servers and storage. To the extent that these products provide the ability to network servers and storage and support high-performance, block-data storage applications, they may compete with our current and future products. Competitive products might include, but are not limited to, non-Fibre Channel based emerging products based on Gigabit Ethernet, 10 Gigabit Ethernet, or InfiniBand. In addition, networking companies, manufacturers of networking equipment, or other companies may develop competitive products. Our OEM partners or other partners could also develop and introduce products competitive with our product offerings. We believe the competitive factors in this market segment include product performance and features, product reliability, price, size and extent of installed base, ability to meet delivery schedules, customer service, technical support, and distribution channels.

      Some of our competitors have longer operating histories and significantly greater human and financial resources than us. As a result, these competitors could adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products than us. These advantages could allow them to respond more quickly to changes in customer or market requirements. In addition, some of our competitors have established supplier or joint development relationships with current or potential customers of ours. These competitors may be able to leverage their existing relationships to discourage these customers from purchasing additional products from us. These competitors may also be able to persuade our customers to replace our products with their products. Increased competition may result in reduced product prices, lower gross margins, reduced profitability, and reduced market share. We may not have the financial resources, technical expertise or marketing, manufacturing, distribution, and support capabilities to compete successfully in the future. There can also be no assurance that we will be able to compete successfully against current or future competitors or that current or future competitive pressures will not materially harm our business.

Manufacturing

      We use two third-party contract manufacturers, Solectron Corporation (Solectron) and Foxconn Electronics (Foxconn), to manufacture our products. Solectron and Foxconn invoice us based on prices and payment terms mutually agreed upon and set forth in purchase orders we issue to them. The pricing takes into account component costs, manufacturing costs, and margin requirements. Although the purchase orders we place with our contract manufacturers are cancelable, we could be required to purchase all unused material not returnable or usable by other customers.

      We use Solectron and Foxconn for final turnkey product assembly, but we also maintain key component expertise internally. We design and develop the key components of our products, including ASICs and operating system and other software, as well as certain details in the fabrication and enclosure of our products. In addition, we determine the components that are incorporated into our products and we select appropriate suppliers of those components.

      Although we use standard parts and components for our products where possible, we currently purchase several key components used in the manufacture of our products from single and limited supplier sources. Our principal single source components are ASICs. Our principal limited source components include microprocessors, certain connectors, certain logic chips, and programmable logic devices. In addition, we license certain software from third parties that is incorporated into our Fabric Operating System and other software. If we are unable to buy or license these components on a timely basis, we may not be able to deliver our products to customers in a timely manner. We use a rolling six-month forecast based on anticipated product orders to determine component requirements. If we overestimate component requirements, we may have excess inventory, which would increase our costs. If we underestimate component requirements, we may have inadequate inventory, which could interrupt the manufacturing process and result in lost or deferred revenue. In addition, lead times for components vary significantly and depend on factors such as the specific supplier, contract terms, and demand for a component at a given time. We also may experience shortages of certain components from time to time, which also could delay the manufacturing and sales processes.

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

      We maintain a program to identify and obtain patent protection for our inventions. It is possible that we will not receive patents for every application we file. Furthermore, our issued patents may not adequately protect our technology from infringement or prevent others from claiming that our products infringe the patents of those third parties. Our failure to protect our intellectual property could materially harm our business. In addition, our competitors may independently develop similar or superior technology, duplicate our products, or design around our patents. It is possible that litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could materially harm our business.

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

Backlog

      Our business is characterized by short lead-time orders and fast delivery schedules. Sales of our products are generally made pursuant to contracts and purchase orders that are cancelable without significant penalties. These commitments are subject to price renegotiations and to changes in quantities of products and delivery schedules in order to reflect changes in customers’ requirements and manufacturing availability. In addition, actual shipments depend on the manufacturing capacity of suppliers and the availability of products from such suppliers. As a result of the foregoing factors, we do not believe that backlog at any given time is a meaningful indicator of our ability to achieve any particular level of revenue or financial performance.

Employees

      As of October 26, 2002, we had 1,332 employees. No employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with employees to be good. Employees are currently located in our United States headquarters in San Jose, California; our European headquarters in Geneva, Switzerland; our Asia Pacific headquarters in Hong Kong; and offices in North America, Australia, Canada, Denmark, France, Germany, Italy, Japan, Korea, the Netherlands, the People’s Republic of China, Singapore, Spain, Taiwan, and the United Kingdom. Competition for technical personnel in the computing industry continues to be significant. We believe that our success depends in part on our ability to hire, assimilate, and retain qualified personnel. We cannot assure you that we will continue to be successful at hiring, assimilating, and retaining employees in the future. On November 21, 2002, we announced a restructuring program that included a workforce reduction. Accordingly, we reduced our workforce by approximately 12 percent (see Note 14, “Subsequent Events,” of the Notes to Consolidated Financial Statements).

Executive Officers of the Registrant

      The following table sets forth certain information regarding our executive officers as of December 31, 2002:

Name	Age	Position

Gregory L. Reyes	40	Chairman of the Board of Directors and Chief Executive Officer
Michael J. Byrd	42	President and Chief Operating Officer
Antonio Canova	41	Vice President, Finance and Chief Financial Officer
Jack Cuthbert	47	Vice President, OEM Sales

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

      Michael J. Byrd has served as our President and Chief Operating Officer since May 2001. In November 2002, Mr. Byrd announced his intention to retire at the end of the first quarter of fiscal 2003. Mr. Byrd joined Brocade in April 1999 and served as our Vice President, Finance and Chief Financial Officer from April 1999 to May 2001. From February 1994 to April 1999, Mr. Byrd served as Vice President, Finance and Chief Financial Officer of Maxim Integrated Products, Inc., a designer, developer and manufacturer of linear and mixed-signal integrated circuits. From 1982 to 1994, Mr. Byrd held various positions at Ernst & Young LLP, most recently as Partner. Mr. Byrd received a B.S. in Business Administration from California Polytechnic State University in San Luis Obispo, California.

      Antonio Canova has served as our Vice President, Finance and Chief Financial Officer since May 2001. Mr. Canova joined Brocade in November 2000 as our Vice President, Finance. From April 2000 to November

2000, Mr. Canova served as Vice President, Chief Financial Officer, and Secretary of Wireless Inc., a wireless broadband equipment manufacturer. From 1984 to 2000, Mr. Canova held various audit positions at KPMG LLP, most recently as Partner. Mr. Canova received a B.S. in Accounting from Santa Clara University in Santa Clara, California.

      Jack Cuthbert has served as our Vice President, OEM Sales since August 2002. From November 2001 to August 2002, Mr. Cuthbert served as our Vice President, Worldwide Sales. From November 2000 to November 2001, Mr. Cuthbert served as our Vice President, Worldwide Sales, Marketing and Support, and from April 2000 to November 2000, he served as our Vice President, Worldwide Marketing. Mr. Cuthbert was Vice President North American Sales from October 1999 to April 2000, and was Director, Channel Sales from June 1998 to October 1999. From November 1996 to June 1998, Mr. Cuthbert served as Vice President, North American Sales at Macromedia, Inc., an Internet software development company. From July 1986 to July 1996, Mr. Cuthbert held various positions at SGI, a producer of visual computing systems, most recently Director, North American Channels. Mr. Cuthbert received a B.Sc. in Physics from the University of Waterloo in Canada and a M.S. in Engineering Physics from McMaster University in Canada.

Certain Financial Information

      Financial information relating to foreign and domestic sales and operations for the three years ended October 26, 2002, October 27, 2001 and October 28, 2000, is set forth in Note 10, “Segment Information,” of the Notes to Consolidated Financial Statements attached hereto. Financial information relating to revenues, income and total assets for the three years ended October 26, 2002, October 27, 2001 and October 28, 2000, can be found under “Selected Financial Data” and also in our Consolidated Financial Statements attached hereto.

      Brocade, SilkWorm, and the Brocade logo are trademarks or registered trademarks of Brocade Communications Systems, Inc. in the United States and/or in other countries. All other brands, products, or service names are or may be trademarks or service marks of, and are used to identify, products or services of their respective owners.

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

      Our quarterly revenues and operating results may vary significantly in the future due to a number of factors, any of which may cause our stock price to fluctuate. The primary factors that may impact the predictability of our quarterly results include the following:

•	changes in general economic conditions and specific economic conditions in the computer, storage, and networking industries. In particular, continuing economic uncertainty has resulted in a general reduction in IT spending. This reduction in IT spending has lead to a decline in our growth rates compared to historical trends;
•	the timing of customer orders and product implementations, particularly large orders from and product implementations of our OEM partners;
•	disruptions or downturns in general economic activity resulting from terrorist activity and armed conflict;
•	announcements, introductions, and transitions of new products by us and our competitors;
•	the ability of new competitors to enter the market and effectively compete against us;
•	deferrals of customer orders in anticipation of new products, services, or product enhancements introduced by us or our competitors;
•	our ability to obtain sufficient supplies of sole or limited sourced components, including ASICs, microprocessors, certain connectors, certain logic chips, and programmable logic devices;
•	increases in prices of components used in the manufacture of our products;
•	our ability to attain and maintain production volumes and quality levels;

•	variations in the mix of our products sold and the mix of distribution channels through which they are sold;
•	litigation; and
•	legislation or regulatory developments.

      Accordingly, the results of any prior periods should not be relied upon as an indication of future performance. If our revenues or operating results are below the expectations of stock market analysts or investors, our stock price may decline.

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

      Our storage networking products are sold as part of storage systems and subsystems. As a result, the demand for our storage networking products has historically been affected by changes in storage requirements associated with growth related to new applications and an increase in transaction levels. Although in the past we have experienced historical growth in our business as enterprise-class customers have adopted SAN technology, demand for SAN products in the enterprise-class sector is being adversely impacted as a result of the weakened economy and because larger businesses have begun to focus on more efficiently using their existing IT infrastructure rather than making new equipment purchases. Increases in a customer’s ability to utilize existing storage infrastructure and the continued weakened economy may cause a decline in the demand for SAN products. This may harm our financial condition and results of operations.

Increased market competition may lead to reduced sales of our products, reduced margins, reduced profits, and reduced market share.

      The market for our SAN solutions and technologies is competitive and is likely to become even more competitive as a result of recently introduced products by existing and new competitors. Currently, we believe that we face competition primarily from developers of Fibre Channel switching or interconnection products, including Cisco, INRANGE, McDATA, and QLogic. Increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share or the failure of our products to achieve or maintain market acceptance.

      The current and potential market for SAN solutions and technologies is continuously evolving and subject to rapid technological change. Major server and storage providers are continually introducing new SAN-oriented solutions and products and enhancing existing SAN-oriented solutions and products. As the SAN market evolves, additional technologies may become available for interconnecting servers and storage. In addition, networking companies, manufacturers of networking equipment, or other companies may develop competitive products. Furthermore, our OEM partners or other partners could also develop and introduce products competitive with our product offerings. We believe the competitive factors in this market segment include product performance and features, product reliability, price, size and extent of installed base, ability to meet delivery schedules, customer service, technical support, and distribution channels.

      Some of our competitors have longer operating histories and significantly greater human and financial resources than us. As a result, these competitors could adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products than us. These advantages could allow them to respond more quickly to changes in customer or market requirements. In addition, some of our competitors have established supplier or joint development relationships with current or potential customers of ours. These competitors may be able to leverage their existing relationships to discourage these customers from purchasing additional products from us. These competitors may also be able to persuade our customers to replace our products with their products. Increased competition may result in reduced product prices, lower gross margins, and reduced market share. We may not have the financial resources, technical expertise or marketing, manufacturing, distribution, and support capabilities to compete successfully in the future. There can also be no assurance that we will be able to compete successfully against current or future competitors or that current or future competitive pressures will not materially harm our business.

We depend on OEM partners. The loss of any of these OEM partners could significantly reduce our revenues and negatively impact our financial results.

      Although our customer base has increased, we still depend on large, recurring purchases from a limited number of large OEM partners. Our agreements with our OEM partners are typically cancelable, non-exclusive, and have no minimum purchase requirements. For the fiscal year ended October 26, 2002, three customers each represented greater than ten percent of our total revenues for a combined total of 62 percent of our total revenues. During fiscal year 2002, two of our significant OEM partners, HP and Compaq, merged. We are unable to predict the impact this merger may have on our business. While to date the impact of this merger has not been material, this merger may result in a decrease or a disruption in our sales to the combined company.

      In addition, the financial strength of some of our competitors could allow them to market their products aggressively and to target our OEM partners with special incentives. We anticipate that our revenues and operating results will continue to depend on sales to a relatively small number of customers. Therefore, the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, could seriously harm our financial condition and results of operations.

The prices of our products and gross margins have declined and may continue to decline, which would reduce our revenues, gross margins, and profitability.

      The average unit prices and gross margins of some of our products have declined and may continue to decline in the future in response to changes in product mix, competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors, or other factors. If we are unable to offset these factors by increasing sales volumes and, in particular, increasing the percent of software sales, our total revenues may decline. In addition, to maintain our gross margins we must maintain or increase current shipment volumes, develop and introduce new products and product enhancements, and we must continue to reduce the manufacturing cost of our products. Failure to reduce the manufacturing cost of our products in response to declines in unit selling prices would result in a further decline in our gross margins. Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, we could incur losses, and our operating results and gross margins may be below our expectations and those of investors and stock market analysts.

Our success depends on our ability to develop new and enhanced products that achieve widespread market acceptance.

      We currently derive substantially all of our revenues from sales of our SilkWorm family of products. We expect that revenue from this product family will continue to account for a substantial portion of our revenues for the foreseeable future. Therefore, widespread market acceptance of these products is critical to our future success. Some of our products have been only recently introduced and, therefore, the demand and market acceptance of these products is uncertain. Factors that may affect the market acceptance of our products include the performance, price, and total cost of ownership of our products; the features and functionality of our products; the availability and price of competing products and technologies; and the success and development of our OEM partners and other distribution channels. Many of these factors are beyond our control.

      Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and introducing high-quality, cost-effective products and product enhancements on a timely basis, and by keeping pace with technological developments and emerging industry standards. In the second quarter of fiscal 2002, we introduced the SilkWorm 12000 Core Fabric Switch targeted at expanding our existing market and gaining market share in the high-end enterprise-class market. We expect to launch new products and product enhancements during the next year that will further expand the market opportunity for the SilkWorm 12000 Core Fabric Switch. We expect that our future revenue growth will be dependent on the success of the SilkWorm 12000 Core Fabric Switch, the success of other members of our current line of products, new product enhancements, and the continued development of new products. In the past we have experienced delays in product development; such delays could occur in the future. In addition, if we are unable to achieve market acceptance of our new products, our business and results of operations could be harmed.

As we introduce new products, we must manage the transition between our new products and our older products.

      As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, and ensure that sufficient supplies of new products can be delivered to meet customer demands. For example, during the fourth quarter of fiscal 2002, we introduced the SilkWorm 3900 Enterprise Fabric Switch, a new enterprise-class, 32-port fabric switch that we expect will meet customer needs in both the mid-range and enterprise end-user markets. Because the SilkWorm 3900 Enterprise Fabric Switch is designed for customers in multiple market segments, it could potentially adversely impact sales of our existing mid-range products and result in an overall decline in product revenues. Our failure to manage the transition to newer products in the future or to develop and successfully introduce new products and product enhancements could adversely affect our business and financial results. When we introduce new products and product enhancements, we face risks relating to product transitions, including risks relating to forecasting demand, as well as possible product and software defects and a potentially different sales and support environment due to the complexity of these new systems. If any of the foregoing occurs, our business could be seriously harmed.

International political instability may increase our cost of doing business and disrupt our business.

      Increased international political instability, evidenced by the occurrence and threat of terrorist attacks, enhanced national security measures, sustained military action in Afghanistan, threatened military action in Iraq and the conflicts in the Middle East and Asia, may halt or hinder our ability to do business and may increase our costs. This increased instability may, for example, negatively impact the reliability and cost of transportation, negatively affect the desire of our employees and customers to travel, adversely affect our ability to obtain adequate insurance at reasonable rates, and require us to take extra security precautions for our operations. In addition, to the extent that air transportation is delayed or disrupted, the operations of our contract manufacturers and suppliers may be disrupted, particularly if shipments of components and raw materials are delayed. If this international political instability continues or escalates, our business and results of operations could be harmed.

Failure to manage our business effectively could seriously harm our business, financial condition, and prospects.

      Our ability to successfully implement our business plan, develop and offer products, and manage our business in a rapidly evolving market requires a comprehensive and effective planning and management process. We continue to change the scope of our operations domestically and internationally, including managing our headcount appropriately. In addition, the expected acquisition of Rhapsody and its integration into Brocade could present additional management challenges. Changes in our business, headcount, organizational structure and relationships with customers and other third parties has placed, and will continue to place, a significant strain on management systems and resources. Our failure to continue to improve upon our operational, managerial, and financial controls, reporting systems, and procedures, and our failure to continue to train and manage our work force worldwide, could seriously harm our business and financial results.

Failure to adequately anticipate future OEM and end-user product needs could negatively impact the demand for our products and reduce our revenues.

      We market and sell our products through distribution partners, including OEM partners, value-added distributors, system integrators, and value-added resellers. Therefore, we must continually assess, anticipate, and respond to the needs of these distribution partners and ensure that our products integrate with their solutions. We must also continually assess, anticipate, and respond to the needs of our distribution partners’ customers, who are the end-users of our products. If we fail to respond to the needs of these groups, our business and operating results could be harmed.

      Because of our indirect distribution model, our contact with the actual end-users of our products is limited. Although we make every effort to communicate with, understand, and anticipate the current and future needs of the end-users of our products, to a large extent we rely on our distribution partners for visibility into those end-user requirements. Our failure to adequately assess and anticipate future end-user needs could negatively impact the demand for our products and reduce our revenues.

Uncertainties involving sales and demand forecasts for our products could negatively affect our business.

      We have limited ability to forecast the demand for our products. In preparing sales and demand forecasts, we rely largely on input from our distribution partners. If our distribution partners are unable to accurately forecast demand, or we fail to effectively communicate with our distribution partners about end-user demand or other time sensitive information, sales and demand forecasts may not reflect the most accurate, up-to-date information. Because we make business decisions based on our sales and demand forecasts, if these forecasts are inaccurate, our business and financial results could be negatively impacted. Furthermore, we may not be able to identify these forecast differences until late in our fiscal quarter. Consequently, we may not be able to make adjustments to our business model without negatively impacting our business and results of operations.

We plan to continue to increase our international sales activities, which will subject us to additional business risks.

      We plan to continue to expand our international sales activities. Expansion of international operations will involve inherent risks that we may not be able to control, including:

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

Our business may be subject to seasonal fluctuations in the future.

      Some of our large customers experience seasonality in their businesses. While to date our operating results have not varied seasonally, as our business and products become more mature it is possible that we could begin to experience seasonality similar to that experienced by our large customers. It is difficult for us to evaluate the degree to which the seasonality of our large customers may affect our business in the future because the overall growth of our business may have lessened the impact of this customer seasonality on our business in the past.

Failure to manage distribution channels and relationships could significantly reduce our revenues.

      Our success will depend on our continuing ability to develop and manage relationships with large distribution partners, including OEM partners, value-added distributors, systems integrators, and value-added resellers, as well as on the sales efforts and success of these distribution partners. Our OEM partners must evaluate and qualify our products for a limited time period before they begin to market and sell them. Assisting these distribution partners through the evaluation process requires significant sales, marketing, and management efforts on our part, particularly if our products are being qualified with multiple distribution partners at the same time. In addition, once our products have been qualified, our customer agreements have no minimum purchase commitments. We may not be able to maintain or expand our distribution channels, manage distribution relationships successfully, or market our products through distribution partners effectively. Our failure to manage successfully our distribution relationships or the failure of our distribution partners to sell our products could reduce our revenues.

The loss of our third-party contract manufacturers or the failure to accurately forecast demand for our products or successfully manage the production of our products could negatively impact our ability to manufacture and sell our products.

      We currently depend on two third-party contract manufacturers, Solectron and Foxconn, to manufacture our products. If we should fail to effectively manage the production of our products through Solectron and Foxconn, or if Solectron or Foxconn experience delays, disruptions, capacity constraints, or quality control problems in their manufacturing operations, shipment of our products to our customers could be delayed and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production is a lengthy and expensive process and if we are required or choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

      We provide to our contract manufacturers product forecasts and place purchase orders with our contract manufacturers in advance of the scheduled delivery of products to our customers. Although our purchase orders placed with our contract manufacturers are cancelable, we could be required to purchase all unused material not returnable or usable by other customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from our contract manufacturers to meet customers’ delivery requirements, or we may accumulate excess inventories.

We are dependent on sole source and limited source suppliers for certain key components.

      We currently purchase several key components used in the manufacture of our products from single or limited sources. We purchase ASICs from a single source, and we purchase microprocessors, certain connectors, certain logic chips, and programmable logic devices from limited sources. In addition, we license certain third-party software that is incorporated into our Fabric Operating System and other software products. If we are unable to buy or license these components on a timely basis, we may not be able to deliver our products to our customers in a timely manner. We use a rolling six-month forecast based on anticipated product orders to determine component requirements. If we overestimate component requirements, we may have excess inventory, which would increase our costs. If we underestimate component requirements, we may have inadequate inventory, which could interrupt the manufacturing process and result in lost or deferred revenue. In addition, lead times for components vary significantly and depend on factors such as the specific supplier, contract terms, and demand for a component at a given time. We also may experience shortages of certain components from time to time, which also could delay the manufacturing and sales processes.

Undetected software or hardware errors could increase our costs and reduce our revenues.

      Networking products frequently contain undetected software or hardware errors, or “bugs,” when first introduced or as new versions are released. Our products are becoming increasingly complex, and errors may be found from time to time in our new or enhanced products. In addition, our products are combined with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of engineering personnel from product development efforts and cause significant customer relations problems. Moreover, the occurrence of hardware and software errors, whether caused by another vendor’s SAN products, or ours, could delay or prevent the development of the SAN market.

We may not be able to maintain profitability.

      In fiscal year 2003, we do not expect to maintain profitability at historical levels, and may not be able to maintain profitability at all in the future. We expect to incur significant costs and expenses for product development, sales and marketing, customer support, and expansion of corporate infrastructure. We make investment decisions based upon anticipated revenues and margins. If these anticipated revenues and margins do not materialize, our future profitability could be adversely affected.

      We recently announced an agreement to acquire Rhapsody. If the Rhapsody acquisition is completed, we expect this acquisition will adversely affect our earnings per share at least through our fiscal year 2004.

      We recently announced a restructuring program that included a workforce reduction, consolidation of excess facilities, and the restructuring of certain business functions. As part of this restructuring program, we reduced our workforce, including certain officers, by approximately 12 percent. Our planned reduction in spending related to this restructuring program is subject to risks and uncertainties, including the difficulty of achieving anticipated cost reductions due to unforeseen expenses we may incur in future quarters and an inability to reduce expenses without jeopardizing further development, marketing, and sales of our products. Additionally, it is possible that these reductions in spending may not be sufficient to achieve their intended goals. Because we cannot predict our revenue with certainty, additional restructuring activity may be necessary to reduce our expenses.

      We recently announced that our Board of Directors approved a voluntary stock option exchange program for employees. Under the stock option exchange program, employees were offered the opportunity to exchange 67.3 million outstanding stock options with exercise prices equal to or greater than $12.00 per share for new stock options that will be granted at an exchange ratio determined by the date the exchanged stock options were granted. In accordance with this program, on January 9, 2003, we cancelled 58.1 million of our outstanding stock options. We expect to grant 29.6 million new options to purchase shares of our common stock on July 10, 2003, the first business day that is six months and one day after the cancellation of the exchanged options. The new stock options represent approximately 12.6 percent of the total shares of our common stock outstanding as of December 20, 2002, and could have a dilutive impact on our future earnings per share to the extent that the market price of our common stock exceeds the exercise price of the new stock options to be granted on July 10, 2003.

      These actions involve numerous risks, including unanticipated costs, diversion of management’s attention from our core business and adverse effects on existing business relationships with suppliers, customers, and employees. In addition, it is difficult to forecast future operating results based on historical results. We plan our operating expenses based in part on future revenue projections. Our ability to accurately forecast quarterly revenue is limited for the reasons discussed above in “Our quarterly revenues and operating results may fluctuate in future periods for a number of reasons, which could adversely affect the trading price of our stock.” Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, we could incur losses, and our operating results and gross margins may be below our expectations and those of investors and stock market analysts.

If we lose key personnel or are unable to hire additional qualified personnel, we may not be successful.

      Our success depends to a significant degree upon the continued contributions of key management, engineering, and sales and marketing personnel, many of whom would be difficult to replace. We do not have life insurance on any of our key personnel. We also believe that our success depends to a significant extent on the ability of management to operate effectively, both individually and as a group.

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

      In addition, companies in the computer storage and server industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We may receive such claims in the future as we seek to hire qualified personnel. Such claims, if received, could result in material litigation. As a result, we could incur substantial costs in defending against these claims, regardless of their merits.

We may be unable to protect our intellectual property, which would negatively affect our ability to compete.

      We rely on a combination of patent, copyright, trademark, and trade secret laws, confidentiality agreements, and other contractual restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants, and corporate partners, and control access to and distribution of our technology, software, documentation, and other confidential information. These measures may not preclude competitors from independently developing products with functionality or features similar to our products. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we take to prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States, will be effective.

Others may bring infringement claims, which could be time-consuming and expensive to defend, against us.

      In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. On February 14, 2002, a suit captioned McDATA Corp. v. Brocade Communications Systems, Inc. was filed against Brocade in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe United States Patent No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patent in the future. On March 4, 2002, McDATA filed an amended complaint, in which it additionally alleged that the Brocade SilkWorm 3200 Entry Fabric Switch infringed this patent. In connection with this suit, on March 4, 2002, McDATA filed a motion for a preliminary injunction against Brocade with regard to the patent. A hearing on the motion for preliminary injunction was held on July 15, 2002. On December 5, 2002, the Court issued its decision denying McDATA’s request for a preliminary injunction. On December 23, 2002, McDATA filed a demand for arbitration to move this matter from the United States District Court for the District of Colorado to arbitration. We believe that we have meritorious defenses to the claims and intend to defend the action vigorously. Additional action will be required to finally dispose of this case.

      We may be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. These claims and any resulting lawsuit, including the McDATA lawsuit, could subject us to significant liability for damages and invalidation of proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation, including the McDATA litigation, also could force us to do one or more of the following:

•	stop selling, incorporating or using products or services that use the challenged intellectual property;
•	obtain from the owner of the infringed intellectual property a license to the relevant intellectual property, which may require us to license our intellectual property to such owner, or may not be available on reasonable terms or at all; and
•	redesign those products or services that use technology that is the subject of an infringement claim. If we are forced to take any of the foregoing actions, we may be unable to manufacture, use, sell, import and export our products, which would reduce our revenues.

We may engage in future acquisitions that dilute our stockholders and cause us to use cash, incur debt, or assume contingent liabilities.

      We recently announced an agreement to acquire Rhapsody. As part of our strategy, we expect to continue to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. We may buy other businesses, products, or technologies in the future. In the event of any future purchases, we could:

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

      Furthermore, the full impact of recent corporate governance legislation and regulations on our operations is uncertain at this time, but these laws and regulations could potentially result in changes to our charter documents or other agreements that affect our ability to enter into a merger or acquisition transaction.

      Certain provisions of Delaware law also may discourage, delay, or prevent someone from acquiring or merging with us, and our agreements with certain of our customers require that we give prior notice of a change of control and grant certain manufacturing rights following a change of control. In addition, we currently have in place a stockholder rights plan. Furthermore, any of these things could prevent or delay a change in control of Brocade, which could hinder stockholders’ ability to receive a premium for our stock.

We expect to experience volatility in our stock price, which could negatively affect stockholders’ investments.

      The market price of our common stock has experienced significant volatility in the past and may continue to fluctuate significantly in response to the following factors, some of which are beyond our control:

•	macroeconomic conditions;
•	actual or anticipated fluctuations in our operating results;
•	changes in financial estimates and ratings by securities analysts;
•	changes in market valuations of other technology companies;
•	announcements of financial results by us or other technology companies;
•	announcements by us, our competitors, customers, or similar businesses of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	losses of major OEM partners;
•	additions or departures of key personnel;
•	sales by us of common stock or convertible securities; and
•	incurring additional debt.

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

New tax legislation targeting companies operating in certain foreign jurisdictions could, if enacted into law, adversely affect our business.

      Legislation relating to the tax treatment of United States companies that operate in certain foreign jurisdictions and have undertaken certain types of expatriation transactions is being considered by the United States Congress. While we do not believe that this legislation, as currently proposed, would adversely affect us, the exact scope of the legislation and whether it will ultimately be enacted is unclear at this time. Therefore, it is possible that legislation in this area, if enacted, could increase our future tax burden or otherwise affect our business.

Item 2.     Properties

      Our principal administrative, sales and marketing, education, customer support, and research and development facilities are located in approximately 495,000 square feet of leased office space in San Jose, California. Of this total, we currently occupy approximately 422,000 square feet. In the fourth quarter of fiscal 2001, we identified certain office space that based on our anticipated hiring needs, we did not expect to utilize in the foreseeable future. Accordingly, this space was made available for sublease (see Note 3, “Liabilities Associated with Facilities Lease Losses and Asset Impairment Charges,” of the Notes to Consolidated Financial Statements). The leases on these facilities will expire beginning August 2010. In addition to the San Jose facilities, we also lease sales, marketing, and administrative office space in various locations throughout the world.

Item 3.     Legal Proceedings

      We are subject to various legal proceedings, claims, and litigation that arise in the normal course of our business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations, or cash flows.

      On January 10, 2003, a suit captioned Raytheon Company v. Brocade Communications Systems, Inc. et al. was filed against Brocade and various other companies in the United States District Court for the Eastern District of Texas. The complaint alleges that Brocade products infringe United States Patent No. 5,412,791, entitled “Mass Data Storage Library.” We received notice of the complaint shortly before the filing of this Annual Report on Form 10-K, and consequently we are at an early stage in our investigation of this matter and we cannot assess the merit or potential materiality of the complaint at this time. However, we intend to defend the action vigorously.

      On February 14, 2002, a suit captioned McDATA Corp. v. Brocade Communications Systems, Inc. was filed against Brocade in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe United States Patent No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patent in the future. On March 4, 2002, McDATA filed an amended complaint, in which it additionally alleged that the Brocade SilkWorm 3200 Entry Fabric Switch infringed this patent. In connection with this suit, on March 4, 2002, McDATA filed a motion for a preliminary injunction against Brocade with regard to the patent. We filed an answer and counterclaims on April 8, 2002 asserting, among other things, no infringement and that the patent is invalid, unenforceable and covered by an existing covenant not to sue between Brocade and McDATA. A hearing on McDATA’s motion for preliminary injunction was held on July 15, 2002. On December 5, 2002, the Court issued its decision denying McDATA’s request for a preliminary injunction. On December 23, 2002, McDATA filed a demand for arbitration to move this matter from the United States District Court for the District of Colorado to arbitration. We believe that we have meritorious defenses to the claims and intend to defend the action vigorously.

      On July 20, 2001, the first of a number of putative class actions was filed in the United States District Court for the Southern District of New York against us, certain of our officers and directors, and certain of the underwriters in our initial public offering. Those cases were consolidated under the caption Chae v. Brocade Communications Systems, Inc. et al. The complaints generally alleged that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering. On March 1, 2002, the Court entered an order dismissing without prejudice all claims against us and our officers and directors named in the consolidated proceeding. On April 19, 2002, a consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation was filed which makes claims against the Brocade parties that are substantially similar to those alleged in the earlier case. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. We believe that we have meritorious defenses to the claims and intend to defend the action vigorously.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

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

      According to records of our transfer agent, we had 482 stockholders of record at December 20, 2002. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. See Note 8, “Stockholders’ Equity,” of the Notes to Consolidated Financial Statements for equity compensation plan information.

Item 6.     Selected Financial Data

      The following selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Annual Report. The consolidated statement of operations data set forth below for each of the years in the three-year period ended October 26, 2002, the consolidated balance sheet data as of October 26, 2002 and October 27, 2001, are derived from, and qualified by reference to, the audited financial statements appearing elsewhere in this Annual Report. The statement of operations data for the years ended October 31, 1999 and October 31, 1998, and the balance sheet data as of October 28, 2000, October 31, 1999, and October 31, 1998, are derived from audited financial statements not included herein. All references to earnings per share and the number of common shares have been retroactively restated to reflect three two-for-one stock splits, effected on December 3, 1999, March 15, 2000, and December 22, 2000.

      Note: On February 2, 2000, we changed our fiscal year end to the last Saturday in October, beginning with the fiscal year ended October 28, 2000. This change did not have a material impact on our financial position or results of operations.

	Fiscal Year Ended

	October 26,	October 27,	October 28,	October 31,	October 31,
	2002	2001(1)	2000	1999	1998

		(In thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$562,369	$513,030	$329,045	$68,692	$24,246
Cost of revenues	226,414	212,956	137,456	33,497	15,759

Gross margin	335,955	300,074	191,589	35,195	8,487

Operating expenses:
Research and development	132,205	110,749	50,505	15,267	14,744
Sales and marketing	118,130	94,931	46,524	13,288	5,154
General and administrative	18,836	17,737	10,506	3,849	3,813
Amortization of deferred stock compensation	969	1,082	1,120	1,937	7
Facilities lease losses and other charges	—	49,888	—	—	—

Total operating expenses	270,140	274,387	108,655	34,341	23,718

Income (loss) from operations	65,815	25,687	82,934	854	(15,231)
Interest and other income, net	22,668	8,207	5,427	2,196	677
Interest expense	(11,427)	—	(45)	(459)	(557)
Gain (loss) on investments, net	7,095	(16,092)	—	—	—

Income (loss) before provision for income taxes	84,151	17,802	88,316	2,591	(15,111)
Provision for income taxes	24,405	14,954	20,385	106	—

Net income (loss)	$59,746	$2,848	$67,931	$2,485	$(15,111)

Net income (loss) per share — basic	$0.26	$0.01	$0.33	$0.02	$(0.56)
Net income (loss) per share — diluted	$0.25	$0.01	$0.28	$0.01	$(0.56)
Shares used in per share calculation — basic	231,591	221,051	207,454	104,376	27,200
Shares used in per share calculation — diluted	242,962	243,162	242,504	204,584	27,200
Balance Sheet Data:
Cash, cash equivalents and investments	$888,388	$255,148	$155,039	$89,305	$10,420
Working capital	554,239	257,794	230,028	79,253	5,276
Total assets	1,421,663	683,722	455,179	117,280	21,301
Non-current liabilities associated with lease losses	22,602	30,896	—	—	—
Convertible subordinated debt and capital lease obligations	550,000	—	—	—	2,209
Redeemable convertible preferred stock	—	—	—	—	35,261
Total stockholders’ equity (deficit)	687,595	537,886	390,877	84,206	(27,355)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)

	(In thousands, except per share and stock price amounts)
Quarterly Data:
Fiscal Year Ended October 26, 2002
Net revenues	$123,078	$134,950	$151,234	$153,107
Gross margin	$74,100	$81,277	$90,935	$89,643
Income from operations	$14,423	$16,389	$22,389	$12,614
Net income	$11,671	$13,978	$18,348	$15,749
Per share amounts:
Basic	$0.05	$0.06	$0.08	$0.07
Diluted	$0.05	$0.06	$0.08	$0.07
Shares used in computing per share amounts:
Basic	228,256	231,185	233,017	233,905
Diluted	248,233	245,678	240,106	237,830
Bid prices:
High	$41.37	$37.50	$25.96	$20.16
Low	$23.08	$21.61	$14.16	$5.21
Fiscal Year Ended October 27, 2001
Net revenues	$165,024	$115,206	$116,279	$116,521
Gross margin	$98,970	$69,133	$69,795	$62,176
Income (loss) from operations	$44,337	$12,654	$15,110	$(46,414)
Net income (loss)	$32,502	$11,981	$12,045	$(53,680)
Per share amounts:
Basic	$0.15	$0.05	$0.05	$(0.24)
Diluted	$0.13	$0.05	$0.05	$(0.24)
Shares used in computing per share amounts:
Basic	216,128	219,865	222,863	225,350
Diluted	247,856	238,740	246,219	225,350
Bid prices:
High	$131.15	$108.06	$55.25	$39.34
Low	$65.75	$16.75	$27.74	$12.60

(1)	The fiscal year ended October 27, 2001 includes the impact of the following items recorded during the fourth quarter ended October 27, 2001: charges to cost of revenues of $7.7 million primarily associated with the accrual of purchase commitments for excess inventory components related to a transition of product offerings from 1 to 2 Gigabit per second (Gbit/sec) technology; charges included in operating expenses of $45.5 million related to estimated facilities lease losses and the impairment of certain related leasehold improvements following a comprehensive evaluation of real estate facility requirements; charges included in operating expenses of $4.4 million related to the impairment of equipment no longer used in research and development and sales and marketing efforts associated with a transition of product offerings from 1 to 2 Gbit/sec technology and other charges; and losses on investments of $19.5 million related to other-than-temporary declines in the fair value of private minority equity investments in non-publicly traded companies as a result of significant deterioration in the private equity markets, and related adjustment for income tax provisions.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Events

      On December 9, 2002, we announced that our Board of Directors approved a voluntary stock option exchange program (the Program) for employees. Under the Program, employees were offered the opportunity to exchange 67.3 million outstanding stock options with exercise prices equal to or greater than $12.00 per share for new stock options that will be granted at an exchange ratio determined by the date the exchanged stock options were granted. Participating employees, other than the Chief Executive Officer (CEO), will receive new stock options in exchange for outstanding stock options at an exchange ratio of either 1 for 1, 1 for 2, or 1 for 3, depending on the grant date of the exchanged stock option. The CEO will receive new stock options in exchange for outstanding stock options at an exchange ratio of 1 for 10. In accordance with the Program, on January 9, 2003, we cancelled 58.1 million of our outstanding stock options. We expect to grant 29.6 million new options to purchase shares of our common stock on July 10, 2003, which is the first business day that is six months and one day after the cancellation of the exchanged options. The exercise price per share of the new options will be equal to the fair market value of our common stock at the close of regular trading on July 10, 2003. However, the exercise price per share of the new stock options granted to our officers will not be less than $5.21 per share, which is 110 percent of the average closing price of our common stock during the exchange offer period. The new stock options represent approximately 12.6 percent of the total shares of our common stock outstanding as of December 20, 2002, and could have a dilutive impact on our future earnings per share to the extent that the market price of our common stock exceeds the exercise price of the new stock options to be granted on July 10, 2003 (see Note 14, “Subsequent Events,” of the Notes to Consolidated Financial Statements).

      On November 21, 2002, we announced a restructuring program that included a workforce reduction, consolidation of excess facilities, and the restructuring of certain business functions. As part of this restructuring program, we reduced our workforce, including certain officers, by approximately 12 percent. During our first quarter of fiscal 2003, we expect to record a charge associated with these workforce reduction and other restructuring activities ranging from $8.0 million to $12.0 million (see Note 14, “Subsequent Events,” of the Notes to Consolidated Financial Statements).

      On November 5, 2002, we announced an agreement to acquire Rhapsody, a privately held technology company based in Fremont, California. Under the terms of the acquisition agreement, we will acquire all outstanding shares of Rhapsody in exchange for 20,475,000 shares of our common stock. In addition, we will issue up to an additional 2,925,000 shares of our common stock if the Rhapsody business successfully completes specified product development milestones by November 30, 2003. The final purchase price of this acquisition cannot be determined until the closing date, which is expected to be in January 2003 (see Note 14, “Subsequent Events,” of the Notes to Consolidated Financial Statements).

Results of Operations

      The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

	Fiscal Year Ended

	October 26,	October 27,	October 28,
	2002	2001	2000

Net revenues	100.0%	100.0%	100.0%
Cost of revenues	40.3	41.5	41.8

Gross margin	59.7	58.5	58.2

Operating expenses:
Research and development	23.5	21.6	15.4
Sales and marketing	21.0	18.5	14.1
General and administrative	3.3	3.5	3.2
Amortization of deferred stock compensation	0.2	0.2	0.3
Facilities lease losses and other charges	—	9.7	—

Total operating expenses	48.0	53.5	33.0

Income from operations	11.7	5.0	25.2
Interest and other income, net	4.0	1.6	1.6
Interest expense	(2.0)	—	—
Gain (loss) on investments, net	1.3	(3.1)	—

Income before provision for income taxes	15.0	3.5	26.8
Provision for income taxes	4.4	2.9	6.2

Net income	10.6%	0.6%	20.6%

      Revenues. Our revenues are derived primarily from sales of our SilkWorm family of products. Net revenues for the year ended October 26, 2002 were $562.4 million, an increase of 10 percent compared with net revenues of $513.0 million for the year ended October 27, 2001. Net revenues for the year ended October 27, 2001 represented an increase of 56 percent over net revenues of $329.0 million for the year ended October 28, 2000. The increases in net revenues reflect a general increased demand for SAN switching products, and are the result of increased unit sales offset by declines in average unit selling prices of our products. Revenue growth was negatively impacted by the continuing unfavorable economic conditions and reduced IT spending environment that began in fiscal year 2001. We are unable to predict when the IT spending environment will improve, if at all. As a result, our growth rates may continue to be negatively impacted. On November 21, 2002, we announced that we expect our revenues for the quarter ending January 25, 2003 to be between $120 million and $125 million, down approximately 18 percent to 22 percent from the previous quarter, and that we expect to break even in terms of earnings prior to restructuring and acquisition-related charges. The primary basis for this guidance was continued uncertainty in the IT spending environment.

      Domestic and international revenues were approximately 70 percent and 30 percent of our total revenues, respectively, for the year ended October 26, 2002. For the year ended October 27, 2001, domestic and international revenues were approximately 71 percent and 29 percent of our total revenues, respectively, and for the year ended October 28, 2000, domestic and international revenues were approximately 78 percent and 22 percent of our total revenues, respectively. Revenues are attributed to geographic areas based on the location of the customer to which our products are shipped. International revenues primarily consisted of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of our products domestically and then distribute these products to their international customers. Our mix of international and domestic revenue can therefore vary depending on the relative mix of sales to certain OEM customers.

      A significant portion of our revenue is concentrated among a relatively small number of customers. For the year ended October 26, 2002, three customers each represented greater than ten percent of our total revenues for a combined total of 62 percent of our total revenues. For the year ended October 27, 2001, three customers each represented greater than ten percent of our total revenues for a combined total of 56 percent of our total revenues, and for the year ended October 28, 2000, two customers each represented greater than ten percent of our total revenues for a combined total of 49 percent of our total revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of customers. Therefore, the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, could seriously harm our financial condition and results of operations. In addition, during fiscal year 2002, HP and Compaq, two of our significant OEM customers, merged. We are unable to predict the impact this merger may have on our business. While to date the impact of this merger has not been material, it is possible that, as a result of this merger, sales of our products to the combined company could be disrupted or decline.

      Gross margin. Gross margin for the year ended October 26, 2002, was 59.7 percent compared to 58.5 percent and 58.2 percent for the years ended October 27, 2001, and October 28, 2000, respectively. The increases were primarily due to lower component and manufacturing costs and the allocation of fixed manufacturing costs over a greater revenue base, partially offset by decreases in the average unit selling prices of our products. Gross margin for the year ended October 26, 2002 was adversely impacted by a higher annual rate of decline in average unit selling prices than in prior years. Gross margin for the year ended October 27, 2001 was adversely affected by charges of $7.7 million primarily associated with the accrual of purchase commitments for excess inventory components used in the manufacture of our 1 Gbit/sec related products as a result of an accelerated transition of our product offerings from 1 to 2 Gbit/sec technology. We currently anticipate that gross margin in fiscal year 2003 will decrease from historical levels, primarily resulting from increasing competitive pricing pressures. Other factors that may adversely affect our gross margin include, but are not limited to, product mix, specifically growth in the entry-level product market which has historically consisted of lower margin products, and our ability to maintain our historical component and manufacturing cost reduction rates.

      Research and development expenses. Research and development (R&D) expenses increased to $132.2 million for the year ended October 26, 2002, compared with $110.7 million and $50.5 million for the years ended October 27, 2001, and October 28, 2000, respectively. R&D expenses consist primarily of salaries and related expenses for personnel engaged in engineering and R&D activities; fees paid to consultants and outside service providers; nonrecurring engineering charges; prototyping expenses related to the design, development, testing and enhancement of our products; depreciation related to engineering and test equipment; and IT and facilities expenses. The increases in R&D expenses, both in absolute dollars and as a percentage of net revenues, reflect our belief that continued investment in research and development is a critical factor in maintaining our competitive position. We currently anticipate that R&D expenses in fiscal year 2003 will increase in absolute dollars principally as a result of incremental spending associated with our anticipated acquisition of Rhapsody.

      Sales and marketing expenses. Sales and marketing expenses increased to $118.1 million for the year ended October 26, 2002, compared with $94.9 million and $46.5 million for the years ended October 27, 2001, and October 28, 2000, respectively. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses. The increases in sales and marketing expenses were primarily due to the expansion of our sales and marketing organizations, and increased direct selling expenses, principally commissions, associated with increased revenues. We believe that continued investment in sales and marketing is critical to the success of our strategy to expand relationships with our distribution partners, including OEM partners, value-added distributors, systems integrators, and value-added resellers; to communicate with, understand, and anticipate the current and future needs of the end-users of our products in order to increase demand for our partners; and to maintain our leadership position in the SAN market. We currently anticipate that sales and marketing expenses in fiscal year 2003 will increase in absolute dollars.

      General and administrative expenses. General and administrative (G&A) expenses increased to $18.8 million for the year ended October 26, 2002, compared with $17.7 million and $10.5 million for the years ended October 27, 2001, and October 26, 2000, respectively. G&A expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses. The increases in G&A expenses were primarily due to additional headcount and other expenses necessary to manage and support increased levels of business activity. We currently anticipate that G&A expenses in fiscal year 2003 will increase in absolute dollars.

      Amortization of deferred stock compensation. In connection with the grant of certain stock options to employees during the year ended October 31, 1999, we recorded deferred stock compensation of $5.1 million. No additional deferred stock compensation was recorded during the years ended October 26, 2002, October 27, 2001, and October 28, 2000. Deferred stock compensation is amortized over the vesting periods of the applicable options. For each of the years ended October 26, 2002, October 27, 2001, and October 28, 2000, we recorded amortization of deferred stock compensation of $1.0 million, $1.1 million, and $1.1 million, respectively.

      Facilities lease losses and other charges. During the year ended October 27, 2001, we experienced the impact of unfavorable economic conditions and a reduction in IT spending rates. As a result, during the fourth quarter ended October 27, 2001, we performed a comprehensive analysis of our real estate facility requirements and identified vacant excess facilities space, which was subsequently offered for sublease. Factors considered in the analysis included, but were not limited to, anticipated future revenue growth rates; anticipated future headcount requirements in terms of both headquarters and field personnel; anticipated sublease terms; anticipated time to sublease; and anticipated future operating expenses based upon then current market conditions. Based upon the results of this analysis and the excess facilities space identified, during the fourth quarter ended October 27, 2001, we recorded a charge of $45.5 million related to estimated facilities lease losses, net of expected sublease income, and the impairment of certain related assets (see Note 3, “Liabilities Associated with Facilities Lease Losses and Asset Impairment Charges,” of the Notes to Consolidated Financial Statements).

      The facilities lease losses and related asset impairment charges were estimates and represented the low-end of an estimated range that may be adjusted upon the occurrence of future triggering events. Triggering events may include, but are not limited to, changes in estimated time to sublease the facilities, sublease terms, and sublease rates.

      During the quarter ended July 27, 2002, we completed a transaction to sublease a portion of these vacant facilities. Accordingly, based upon the most recent market data, we revised certain estimates and assumptions, including those related to expected sublease rates, estimated time to sublease the facilities, expected future operating costs, and expected future use of the facilities. No material adjustments were made to the facilities lease losses reserve as a result of these revised estimates and assumptions. As of October 26, 2002, no additional adjustments had been made to the estimated facilities lease losses reserve. Should there be changes in real estate market conditions or should it take longer than expected to find a suitable tenant to sublease the remaining vacant facilities, adjustments to the facilities lease losses reserve may be necessary in future periods based upon then current actual events and circumstances.

      Also during the fourth quarter ended October 27, 2001, as a result of an accelerated transition of our product offerings from 1 to 2 Gbit/sec technology, we recorded a charge of $4.4 million primarily related to the impairment of certain 1 Gbit/sec related equipment no longer used in research and development and sales and marketing efforts (see Note 3, “Liabilities Associated with Facilities Lease Losses and Asset Impairment Charges,” of the Notes to Consolidated Financial Statements).

      Interest and other income, net. Net interest and other income increased to $22.7 million for the year ended October 26, 2002, compared with $8.2 million for the year ended October 27, 2001, and $5.4 million for the year ended October 28, 2000. These increases were primarily the result of increased cash, cash equivalent and investment balances, partially offset by declining interest rates. The increase in cash balances was attributed to cash generated from operations and the proceeds from the $550 million in aggregate principal amount of 2 percent convertible subordinated notes due 2007 that we issued in December 2001 and January 2002 (see Note 6, “Convertible Subordinated Debt,” of the Notes to Consolidated Financial Statements).

      Interest expense. Interest expense was $11.4 million for the year ended October 26, 2002, and primarily represents the interest cost associated with our convertible subordinated notes.

      Gain (loss) on investments, net. Net gain on investments for the year ended October 26, 2002 resulted from the sale of United States government agency debt securities. Net loss on investments for the year ended October 27, 2001 consisted of impairment losses on minority equity investments in non-publicly traded companies of $24.2 million, partially offset by realized gains from sales of marketable equity securities of $8.1 million. As of October 26, 2002, we had net unrealized holding gains of $10.7 million associated with our remaining investment portfolio.

      We have made certain minority equity investments in non-publicly traded companies that develop technology or provide services that are complementary to or broaden the markets for our products, and to promote our business and strategic objectives. Minority equity investments in non-public companies are included in other assets on our Consolidated Balance Sheets, are carried at cost, and are accounted for under the cost method. We hold less than 20 percent of the voting equity of such companies and neither have nor seek control or significant influence over the respective companies’ operating and financial policies. We monitor our investments for impairment on a quarterly basis and make appropriate reductions in carrying values when such impairment is determined to be other-than-temporary. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash to finance overhead, and the investee company’s inability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary.

      During the year ended October 27, 2001, we made minority equity investments in non-publicly traded companies of $23.6 million. Our investments were made primarily in companies in the storage networking, Internet infrastructure, fabless semiconductor, networking services, and managed storage services industries. These companies were, and continue to be, development stage companies with significant risks. During the year ended October 27, 2001, the industries in which these companies compete experienced considerable market declines associated with a depressed macroeconomic environment. Many of these companies had spent the majority of their funding on operating activities and/or lost key business partners due to bankruptcy, and we determined that the carrying value of our investments were impaired. Based upon the then current market conditions and substantial doubt about these companies’ ability to raise additional funding, achieve positive cash flow, and achieve projected revenues, we concluded the impairments were other-than-temporary and recorded impairment charges of $24.2 million. The impairment charges reduced the carrying value of our investments to the estimated fair value. No impairment charges were recorded during the year ended October 26, 2002. The carrying value of our minority equity investments in non-publicly traded companies at both October 26, 2002 and October 27, 2001, was $2.2 million.

      If the companies with whom we have remaining investments are unable to raise additional capital, or if the results of operations and financial condition of these companies continue to decline, and market conditions do not improve, we may incur additional impairment charges in our investment portfolio in the future.

      Provision for income taxes. Our effective tax rate was 29.0 percent for the year ended October 26, 2002, compared with 84.0 percent and 23.1 percent for the years ended October 27, 2001, and October 28, 2000, respectively. Our effective tax rates have historically differed from the federal statutory rate for various reasons (see Note 9, “Income Taxes,” of the Notes to Consolidated Financial Statements). For the year ended October 27, 2001, our effective tax rate was significantly higher than the federal statutory rate primarily due to the inability to benefit certain losses on minority equity investments in non-publicly traded companies. Our ability to maintain our current effective tax rate requires that international revenues and earnings as a percentage of total revenues and earnings be consistent with historical levels. To the extent that international revenues and earnings differ from those historically achieved, a factor largely influenced by the buying behavior of our OEM partners, or unfavorable changes in tax laws and regulations occur, our tax rate could change.

Liquidity and Capital Resources

      Cash, cash equivalents, short-term investments and long-term investments were $888.4 million as of October 26, 2002, an increase of $633.2 million over the prior year amount of $255.1 million. For the year ended October 26, 2002, we generated $110.6 million in cash from operating activities, primarily from net income before depreciation and amortization. Also included in cash from operations were income tax benefits of $33.0 million related to employee stock option transactions, offset by a $19.3 million increase in deferred tax assets. As of October 26, 2002, we had $250.3 million in net deferred tax assets, which we believe will be realizable through future profitable operations.

      Net cash used in investing activities for the year ended October 26, 2002 totaled $331.9 million and was primarily the result of $251.6 million in net purchases of short and long-term investments and $80.3 million invested in capital equipment. Net cash provided by financing activities for the year ended October 26, 2002 totaled $588.1 million, and resulted from $537.6 million in net proceeds from the issuance of convertible subordinated notes, and $50.4 million in net proceeds from the issuance of common stock related to employee participation in employee stock programs.

      Net proceeds from the issuance of common stock related to employee participation in employee stock programs have historically been a significant component of our liquidity. The extent to which our employees participate in these programs generally increases or decreases based upon changes in the market price of our common stock. As a result, our cash flow resulting from the issuance of common stock related to employee participation in employee stock programs will vary. As a result of our recent voluntary stock options exchange program, during fiscal year 2003, we do not expect to generate significant cash flow from the issuance of common stock related to the employee participation in employee stock programs.

      We have a manufacturing agreement with Solectron under which we provide to Solectron a twelve-month product forecast and place purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to our customers. As of October 26, 2002, our commitment to Solectron for such inventory components was $35.9 million, net of purchase commitment reserves of $1.3 million, which we expect to utilize during future normal ongoing operations. Although the purchase orders we place with Solectron are cancelable, the terms of the agreement require us to purchase from Solectron all inventory components not returnable or usable by other Solectron customers.

      In addition, we purchase several key components used in the manufacture of our products. As of October 26, 2002, we had non-cancelable purchase commitments for various components totaling $7.7 million, net of purchase commitment reserves of $0.3 million, which we expect to utilize during future normal ongoing operations.

      On December 21, 2001, and January 10, 2002, we sold $550 million in aggregate principal amount of 2 percent convertible subordinated notes due 2007 (see Note 6, “Convertible Subordinated Debt,” of the Notes to Consolidated Financial Statements). Holders of the notes may, in whole or in part, convert the notes into shares of our common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (aggregate of approximately 12.6 million shares) at any time prior to maturity on January 1, 2007. At any time on or after January 5, 2005, we may redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price

Beginning on January 5, 2005 and ending on December 31, 2005	100.80%
Beginning on January 1, 2006 and ending on December 31, 2006	100.40%
On January 1, 2007	100.00%

      We are required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Debt issuance costs of $12.4 million are being amortized over the term of the notes. The amortization of debt issuance costs will accelerate upon early redemption or conversion of the notes. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures.

      The following table summarizes our contractual obligations (including interest expense) and commitments as of October 26, 2002 (in thousands):

		Less than			After
	Total	1 year	1-3 years		3 years

Contractual Obligations:
Convertible subordinated notes, including interest	$599,500	$11,000		$22,000	$566,500
Non-cancelable operating leases	265,625	30,582		55,539	179,504
Unconditional purchase obligations, gross	45,175	45,175		—	—

Total contractual obligations	$910,300	$86,757		$77,539	$746,004

Other Commitments:
Standby letters of credit	$18,749	$ n/a	$	n/a	$ n/a

      We believe that our existing cash, cash equivalents, short-term and long-term investments, and cash expected to be generated from future operations will be sufficient to meet our capital requirements at least through the next 12 months, although we could elect to seek additional funding prior to that time, if available. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and the expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and the market acceptance of our products.

Related Party Transactions

      Larry W. Sonsini, a director of Brocade, serves as a member and Chairman and CEO of Wilson Sonsini Goodrich & Rosati, Professional Corporation (WSGR), our principal outside legal counsel. Aggregate fees billed to us by WSGR for legal services rendered, including general corporate counseling, litigation services, merger and acquisition related services, and services related to our convertible debt offering, during the years ended October 26, 2002, October 27, 2001, and October 28, 2000, were $4.9 million, $0.6 million, and $0.3 million, respectively. We believe that the services rendered to us by WSGR were on terms no more favorable than those with unrelated parties.

      Mark Leslie was a director of Brocade until May 2002 and served on the Board of Directors of Veritas, a company with whom we do business. During the years ended October 26, 2002, October 27, 2001, and October 28, 2000, total revenues from sales to Veritas were $2.5 million, $2.4 million, and $1.1 million, respectively. We believe that sales to Veritas were on terms no more favorable than those with unrelated parties.

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

      The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our Consolidated Financial Statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations, and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•	Revenue recognition, warranty reserves, and allowances for sales returns and doubtful accounts;
•	Inventory and purchase commitment reserves;
•	Lease losses; and
•	Accounting for income taxes.

      Product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable, and collection is probable. However, revenue recognition is deferred for shipments to new customers and for shipments to existing customers when significant support services are required to successfully integrate our products into our customer’s products. These revenues, and related costs, are deferred and recognized when the customer has successfully integrated our products into its product offerings, and we have met any support obligations. In addition, revenue from sales to master resellers is recognized upon reported sell-through. Service revenue, which to date has not been material, consists of training, warranty, and maintenance arrangements, including post-contract customer support (PCS) services. PCS services are offered under renewable, annual fee-based contracts or as part of multiple element arrangements and typically include upgrades and enhancements to our software operating system, and telephone support. For multiple element arrangements, we allocate revenue to each element based upon vendor-specific objective evidence (VSOE) of the fair value of the element or application of the residual method. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Service revenue, including revenue allocated to undelivered elements, is deferred and recognized ratably over the contractual period. Service contracts are typically one to three years in length. Training revenue is recognized upon completion of the training.

      We provide warranties on our products ranging from one to three years. We accrue for warranty costs and reduce revenue for estimated sales returns and other allowances at the time of shipment. A provision for estimated future costs relating to warranty expense is recorded as cost of revenues when revenue is recorded. Warranty costs, sales returns and other allowances are estimated based upon historical experience.

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

      As a result of continuing unfavorable economic conditions and a reduction in IT spending rates, during the quarter ended October 27, 2001, we performed a comprehensive analysis of our real estate facilities requirements and identified vacant excess facility space, which was subsequently offered for sublease. Based upon the results of this analysis, during the quarter ended October 27, 2001, we recorded a charge of $39.8 million related to estimated facilities lease losses, net of expected sublease income, and a charge of $5.7 million in connection with the impairment of certain related leasehold improvements. In determining the net facilities lease losses and related asset impairment charges, various assumptions were made, including the time period over which the facilities will be vacant, expected sublease terms, expected sublease rates, anticipated future operating expenses, and expected future use of the facilities. The estimated charges represented the low-end of an estimated range that may be adjusted upon the occurrence of future triggering events. Triggering events may include, but are not limited to, changes in estimated time to sublease the facilities, sublease terms, and sublease rates.

      During the year ended October 26, 2002, we completed a transaction to sublease a portion of these vacant facilities. Accordingly, based upon the most recent market data, we revised certain estimates and assumptions used to calculate our reserves for facilities lease losses and related asset impairment charges, including those related to expected sublease rates, estimated time to sublease the facilities, expected future operating costs, and expected future use of the facilities. No material adjustments were made to the facilities lease losses reserve as a result of these estimates and assumptions. Should there be further changes in real estate market conditions or should it take longer than expected to find a suitable tenant to sublease the remaining vacant facilities, adjustments to the facilities lease losses reserve may be necessary in future periods based upon then current actual events and circumstances.

      The determination of our tax provision is subject to judgments and estimates due to operations in several tax jurisdictions outside the United States. Sales to our international customers are principally taxed at rates that are lower than United States rates, resulting in a reduction of our effective tax rate. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the United States and in the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving and expect to receive from international sales. In addition, a decrease in the percentage of our total revenue from international customers or in the mix of international revenue among particular tax jurisdictions could change our overall effective tax rate. Also, our current effective tax rate assumes that United States income taxes are not provided for undistributed earnings of certain non-United States subsidiaries. These earnings could become subject to United States federal and state income taxes and foreign withholding taxes, as applicable, should they be either deemed or actually remitted from our international subsidiaries to the United States.

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

Recent Accounting Pronouncements

      In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and certain provisions of APB Opinion No. 30 “Reporting the

Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 establishes standards for long-lived assets to be disposed of, and redefines the valuation and presentation of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We do not expect the adoption of SFAS 144 to have a material effect on our financial position, results of operations, or cash flows.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are applicable in fiscal years beginning after May 15, 2002, the provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002, and all other provisions are effective for financial statements issued on or after May 15, 2002; however, early application is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of SFAS 145 would be reclassified in most cases following adoption. We do not expect the adoption of SFAS 145 to have a material effect on our financial position, results of operations, or cash flows.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002; however, early application is encouraged. We do not expect the adoption of SFAS 146 to have a material effect on our financial position, results of operations, or cash flows.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We are currently evaluating the effects of FIN 45, however, we do not expect that the adoption of FIN 45 will have a material effect on our financial position, results of operations, or cash flows.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We do not expect the adoption of SFAS 148 to have a material effect on our financial position, results of operations, or cash flows.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      We are exposed to market risk related to changes in interest rates and equity security prices.

Interest Rate Risk

      Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at four major financial institutions in the United States. As of October 26, 2002, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.

      The following table presents the hypothetical changes in fair values of our investments in debt securities issued by United States government agencies as of October 26, 2002 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities				Valuation of Securities
	Given an Interest Rate			Fair Value	Given an Interest Rate
	Decrease of X Basis Points			As of	Increase of X Basis Points
				October 26,
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2002	50 BPS	100 BPS	150 BPS

U.S. government agency debt securities	$382,661	$379,003	$375,392	$371,853	$368,312	$364,840	$361,413

      These instruments are not leveraged and are classified as available-for-sale. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS, and 150 BPS, which are representative of the historical movements in the Federal Funds Rate.

      The following table (in thousands) presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates at October 26, 2002. Carrying value approximates fair value.

		Average
	Amount	Interest Rate

Cash and cash equivalents	$516,535	1.6%
Short-term investments	50,988	2.9%
Long-term investments	320,865	3.9%

Total	$888,388	2.5%

      Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. Therefore, we are not exposed to changes in interest rates related to our long-term debt instruments. The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On October 25, 2002, the average bid and ask price on the Portal Market of our convertible subordinated notes due 2007 was 69.25, resulting in an aggregate fair value of approximately $380.9 million. Our common stock is quoted on the Nasdaq National Market under the symbol “BRCD.” On October 25, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $8.25 per share.

Equity Security Price Risk

      Our exposure to market risk due to equity security price fluctuations primarily relates to investments in marketable equity securities. These investments are principally in companies in the volatile high-technology sector. We do not attempt to reduce or eliminate the market exposure on these securities. Adverse changes in equity prices of 25 percent, 50 percent, and 75 percent would result in decreases of approximately $56,500, $113,000, and $169,500 in the fair value of marketable equity securities at October 26, 2002, respectively.

Item 8.	Financial Statements and Supplementary Data

BROCADE COMMUNICATIONS SYSTEMS, INC.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

Brocade Communications Systems, Inc.:

      We have audited the accompanying consolidated balance sheet of Brocade Communications Systems, Inc. and subsidiaries as of October 26, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule listed in Item 15(a)2. These consolidated financial statements and related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audit. The accompanying consolidated balance sheet of Brocade Communications Systems, Inc. and subsidiaries as of October 27, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended October 27, 2001, and related financial statement schedule were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule in their report dated November 20, 2001.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brocade Communications Systems, Inc. and subsidiaries as of October 26, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule for the year ended October 26, 2002, when considered in relation to the consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Mountain View, California

November 18, 2002

We are including in this Annual Report on Form 10-K, pursuant to Rule 2-02(e) of Regulation S-X, a copy of the prior year’s Report of Independent Public Accountants from the prior independent public accountants, Arthur Andersen LLP. This report was previously issued by Arthur Andersen LLP, for filing with our Annual Report on Form 10-K for fiscal year 2001, and has not been reissued by Arthur Andersen LLP. This report refers to previous consolidated financial statements that are not included in the current filing (consisting of the consolidated balance sheet as of October 28, 2000 and the consolidated statements of operations, stockholders’ equity and cash flows for the year ended October 31, 1999).

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	October 26,	October 27,	October 28,
	2002	2001	2000

	(In thousands, except per share amounts)
Net revenues	$562,369	$513,030	$329,045
Cost of revenues	226,414	212,956	137,456

Gross margin	335,955	300,074	191,589

Operating expenses:
Research and development	132,205	110,749	50,505
Sales and marketing	118,130	94,931	46,524
General and administrative	18,836	17,737	10,506
Amortization of deferred stock compensation	969	1,082	1,120
Facilities lease losses and other charges	—	49,888	—

Total operating expenses	270,140	274,387	108,655

Income from operations	65,815	25,687	82,934
Interest and other income, net	22,668	8,207	5,427
Interest expense	(11,427)	—	(45)
Gain (loss) on investments, net	7,095	(16,092)	—

Income before provision for income taxes	84,151	17,802	88,316
Provision for income taxes	24,405	14,954	20,385

Net income	$59,746	$2,848	$67,931

Net income per share — basic	$0.26	$0.01	$0.33

Net income per share — diluted	$0.25	$0.01	$0.28

Shares used in per share calculation — basic	231,591	221,051	207,454

Shares used in per share calculation — diluted	242,962	243,162	242,504

The accompanying notes are an integral part of these consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	October 26,	October 27,
	2002	2001

	(In thousands, except par
	value)
ASSETS
Current assets:
Cash and cash equivalents	$516,535	$150,118
Short-term investments	50,988	105,030

Total cash, cash equivalents and short-term investments	567,523	255,148
Marketable equity securities	226	332
Accounts receivable, net of allowances for doubtful accounts of $3,763 and $3,025, respectively	97,707	68,900
Inventories, net	5,402	10,307
Deferred tax assets, net	28,418	28,025
Prepaid expenses and other current assets	16,429	10,022

Total current assets	715,705	372,734
Long-term investments	320,865	—
Property and equipment, net	143,625	97,457
Deferred tax assets, net	221,878	207,209
Convertible subordinated debt issuance costs	10,274	—
Other assets	9,316	6,322

Total assets	$1,421,663	$683,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,538	$25,082
Accrued employee compensation	23,930	21,994
Deferred revenue	22,430	12,630
Current liabilities associated with lease losses	8,204	11,339
Other accrued liabilities	49,364	43,895

Total current liabilities	161,466	114,940
Non-current liabilities associated with lease losses	22,602	30,896
Convertible subordinated debt	550,000	—
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value 5,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized: Issued and outstanding: 234,652 and 229,762 shares at October 26, 2002 and October 27, 2001, respectively	235	230
Additional paid-in capital	577,171	493,738
Deferred stock compensation	(69)	(1,038)
Accumulated other comprehensive income	6,078	522
Retained earnings	104,180	44,434

Total stockholders’ equity	687,595	537,886

Total liabilities and stockholders’ equity	$1,421,663	$683,722

The accompanying notes are an integral part of these consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
					Notes	Other
	Common Stock		Additional	Deferred	Receivable	Comprehensive	Retained	Total	Comprehensive
			Paid-In	Stock	from	Income	Earnings	Stockholders’	Income
	Shares	Amount	Capital	Compensation	Stockholders	(Loss)	(Deficit)	Equity	(Loss)

	(In thousands)
Balances at October 31, 1999	214,080	$214	$119,486	$(3,440)	$(5,660)	$(49)	$(26,345)	$84,206
Issuance of common stock	8,479	9	39,026	—	—	—	—	39,035	—
Repayments on notes receivable from stockholders	—	—	—	—	5,660	—	—	5,660	—
Tax benefits from employee stock option transactions	—	—	148,356	—	—	—	—	148,356	—
Amortization of deferred stock compensation	—	—	—	1,120	—	—	—	1,120	—
Change in unrealized gain (loss) on marketable equity securities and short-term investments, net of tax	—	—	—	—	—	44,569	—	44,569	44,569
Net income	—	—	—	—	—	—	67,931	67,931	67,931

Balances at October 28, 2000	222,559	223	306,868	(2,320)	—	44,520	41,586	390,877	$112,500

Issuance of common stock	7,369	7	81,328	—	—	—	—	81,335	—
Tax benefits from employee stock option transactions	—	—	104,682	—	—	—	—	104,682	—
Charitable contribution of stock	42	—	1,000	—	—	—	—	1,000	—
Compensation charges	—	—	107	—	—	—	—	107	—
Deferred stock compensation adjustment	—	—	(200)	200	—	—	—	—	—
Amortization of deferred stock Compensation	—	—	—	1,082	—	—	—	1,082	—
Repurchase of common stock	(208)	—	(47)	—	—	—	—	(47)	—
Change in unrealized gain (loss) on marketable equity securities and short-term investments, net of tax	—	—	—	—	—	(43,998)	—	(43,998)	(43,998)
Reclassification adjustment for gains previously included in net income	—	—	—	—	—	—	—	—	8,112
Net income	—	—	—	—	—	—	2,848	2,848	2,848

Balances at October 27, 2001	229,762	230	493,738	(1,038)	—	522	44,434	537,886	$(33,038)

Issuance of common stock	4,965	5	50,497	—	—	—	—	50,502	—
Tax benefits from employee stock option transactions	—	—	32,993	—	—	—	—	32,993	—
Amortization of deferred stock Compensation	—	—	—	969	—	—	—	969	—
Repurchase of common stock	(75)	—	(57)	—	—	—	—	(57)	—
Change in unrealized gain (loss) on marketable equity securities and investments, net of tax	—	—	—	—	—	5,873	—	5,873	5,873
Other	—	—	—	—	—	(317)	—	(317)	(317)
Net income	—	—	—	—	—	—	59,746	59,746	59,746

Balances at October 26, 2002	234,652	$235	$577,171	$(69)	$—	$6,078	$104,180	$687,595	$65,302

The accompanying notes are an integral part of these consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	October 26,	October 27,	October 28,
	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net income	$59,746	$2,848	$67,931
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefits from employee stock option transactions	32,993	104,682	148,356
Deferred taxes	(19,325)	(104,984)	(130,250)
Depreciation, amortization, and loss on disposal of property and equipment	32,843	16,959	6,876
Amortization of debt issuance costs	2,101	—	—
Net (gains) losses on investments and marketable equity securities	(7,095)	16,092	—
Provision for doubtful accounts receivable and sales returns	2,008	1,444	1,097
Non-cash compensation expense	969	1,189	1,120
Charitable stock contribution charge	—	1,000	—
Asset impairment charges	—	6,683	—
Changes in assets and liabilities:
Accounts receivable	(30,815)	1,898	(56,200)
Inventories	4,905	(10,020)	539
Prepaid expenses and other assets	(9,401)	(8,157)	(1,479)
Accounts payable	32,456	1,124	13,294
Accrued employee compensation	1,936	(1,369)	18,949
Deferred revenue	9,800	10,574	(5,632)
Other accrued liabilities	5,469	32,924	5,053
Liabilities associated with lease losses	(8,028)	38,834	—

Net cash provided by operating activities	110,562	111,721	69,654

Cash flows from investing activities:
Purchases of short-term investments	(45,880)	(49,194)	(90,306)
Proceeds from maturities of short-term investments	99,692	72,207	26,619
Proceeds from sales of marketable equity securities	—	12,765	—
Purchases of long-term investments	(640,777)	—	—
Proceeds from sales and maturities of long-term investments	335,339	—	—
Purchases of property and equipment	(80,272)	(82,330)	(40,698)
Purchases of non-marketable minority equity investments	—	(23,562)	(7,799)

Net cash used in investing activities	(331,898)	(70,114)	(112,184)

Cash flows from financing activities:
Proceeds from issuance of convertible subordinated debt	537,625	—	—
Proceeds from issuance of common stock, net	50,445	81,288	39,035
Proceeds from notes receivable from stockholders	—	—	5,660
Payments on capital lease obligations	—	(42)	(436)

Net cash provided by financing activities	588,070	81,246	44,259

Effect of exchange rate fluctuations on cash and cash equivalents	(317)	—	—

Net increase in cash and cash equivalents	366,417	122,853	1,729
Cash and cash equivalents, beginning of year	150,118	27,265	25,536

Cash and cash equivalents, end of year	$516,535	$150,118	$27,265

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,770	$236	$475

Cash paid for income taxes	$3,181	$537	$26

The accompanying notes are an integral part of these consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

      Brocade Communications Systems, Inc. (Brocade or the Company) develops, markets, sells, and supports data storage networking products and services, offering a line of storage networking products that enables companies to implement highly available, scalable, manageable, and secure environments for data storage applications. The Brocade SilkWorm family of Fibre Channel fabric switches is designed to help companies reduce the cost and complexity of managing business information within a data storage environment. Brocade products and services are marketed, sold, and supported worldwide to end-users through distribution partners, including OEM partners, value-added distributors, systems integrators, and value-added resellers.

      Brocade was incorporated on May 14, 1999, as a Delaware corporation, succeeding operations that began on August 24, 1995. The Company’s headquarters are located in San Jose, California.

2.	Summary of Significant Accounting Policies

     Fiscal Year

      On February 2, 2000, the Company changed its fiscal year end to the last Saturday in October, beginning with the fiscal year ended October 28, 2000. This change did not have a material impact on the Company’s financial position or results of operations.

     Principles of Consolidation

      The Consolidated Financial Statements include the accounts of Brocade Communication Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are primarily maintained at four major financial institutions.

     Investments and Marketable Equity Securities

      Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Investment securities with original or remaining maturities of one year or more are considered long-term investments. Short-term and long-term investments consist of debt securities issued by United States government agencies. Short-term and long-term investments are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Consolidated Balance Sheets at fair value. Unrealized holding gains and losses are included as a separate component of accumulated other comprehensive income on the accompanying Consolidated Balance Sheets, net of any related tax effect. Realized gains and losses are calculated based on the specific identification method and are included in gain (loss) on investments, net on the Consolidated Statements of Operations.

      Marketable equity securities consist of equity holdings in public companies and are classified as available-for-sale when there are no restrictions on the Company’s ability to immediately liquidate such securities. Marketable equity securities are recorded on the accompanying Consolidated Balance Sheets at fair value. Fair value is determined using quoted market prices for those securities. Unrealized holding gains and losses are included as a separate component of accumulated other comprehensive income on the accompanying Consolidated Balance Sheets, net of any related tax effect. Realized gains and losses are calculated based on the specific identification method and are included in gain (loss) on investments, net on the Consolidated Statements of Operations.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company also has certain other minority equity investments in non-publicly traded companies. These investments are included in other assets on the accompanying Consolidated Balance Sheets, are carried at cost, and are accounted for under the cost method. The Company holds less than 20 percent of the voting equity of such companies, and neither has nor seeks control or significant influence over the respective company’s operating and financial policies. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in gain (loss) on investments, net on the Consolidated Statements of Operations. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash to finance overhead, and the investee company’s inability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary (see Note 12).

     Fair Value of Financial Instruments

      Fair value of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, employee notes receivables, accounts payable, and accrued liabilities, approximate cost because of their short maturities. The fair value of investments and marketable equity securities is determined using quoted market prices for those securities or similar financial instruments.

     Inventories

      Inventories are stated at the lower of cost or market, using the first-in, first-out method. Inventory costs include material, labor, and overhead. The Company provides inventory allowances based on excess and obsolete inventories determined primarily by future demand forecasts.

     Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of four years are used for computer equipment, software, furniture and fixtures, except for the Company’s enterprise-wide, integrated business information system, which is being depreciated over seven years. Estimated useful lives of up to four years are used for engineering and other equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life of the asset or the remaining term of the lease.

     Notes Receivable from Non-Executive Employees

      The Company occasionally provides loans to various employees principally related to the respective employees’ relocation to the San Francisco Bay area in connection with their employment with the Company. As applicable, the loans are evidenced by secured promissory notes to the Company and bear interest at prevailing rates. Notes receivable from employees are included in prepaid expenses and other current assets, and other assets in the accompanying Consolidated Balance Sheets. At October 26, 2002 and October 27, 2001, the Company had outstanding loans to various employees totaling $9.0 million and $4.5 million, respectively. None of these loans have been issued to executive officers.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Accrued Employee Compensation

      Accrued employee compensation consists of accrued wages, commissions, payroll taxes, vacation, payroll deductions for the Company’s employee stock purchase plan, and other employee benefit payroll deductions.

     Concentrations

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments, and accounts receivable. Cash, cash equivalents, and short-term and long-term investments are primarily maintained at four major financial institutions in the United States. Deposits held with banks may be redeemed upon demand and may exceed the amount of insurance provided on such deposits. The Company principally invests in United States government agency debt securities and limits the amount of credit exposure to any one entity.

      A majority of the Company’s trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. At October 26, 2002, and October 27, 2001, 73 percent and 76 percent of accounts receivable were concentrated with five customers, respectively. The Company performs ongoing credit evaluations of its customers and does not require collateral on accounts receivable balances. The Company has established reserves for credit losses and sales returns, and other allowances. The Company has not experienced material credit losses in any of the periods presented.

      For the fiscal years ended October 26, 2002, October 27, 2001, and October 28, 2000, three, three, and two customers each represented greater than ten percent of the Company’s total revenues for combined totals of 62 percent, 56 percent, and 49 percent of total revenues, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company’s financial condition or results of operations. In addition, HP and Compaq, two of the Company’s significant OEM customers, have merged. The Company is unable to predict the impact this merger may have on its business. While to date the impact of this merger has not been material, it is possible that, as a result of this merger, sales of Brocade products to the combined company could be disrupted or decline.

      The Company currently relies on single and limited supply sources for several key components used in the manufacture of its products. Additionally, the Company relies on two contract manufacturers for the production of its products. The inability of any single and limited source suppliers or the inability of either contract manufacturer to fulfill supply and production requirements, respectively, could materially impact future operating results.

      The Company’s business is concentrated in the storage area networking industry, which has been impacted by unfavorable economic conditions and reduced IT spending rates. Accordingly, the Company’s future success depends upon the buying patterns of customers in the storage area networking industry, their response to current and future IT investment trends, and the continued demand by such customers for the Company’s products. The Company’s continued success will depend upon its ability to enhance its existing products and to develop and introduce, on a timely basis, new cost-effective products and features that keep pace with technological developments and emerging industry standards.

Revenue Recognition

      Product revenue. Product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable, and collection is probable. However, revenue recognition is deferred for shipments to new customers and for shipments to existing customers when significant support services are required to successfully integrate Brocade products into the customer’s products. These revenues, and related costs, are deferred and recognized when the customer has successfully integrated Brocade

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products into its product offerings and Brocade has met any support obligations. In addition, revenue from sales to master resellers is recognized upon reported sell-through.

      Service revenue. Service revenue consists of training, warranty, and maintenance arrangements, including post-contract customer support (PCS) services. PCS services are offered under renewable, annual fee-based contracts or as part of multiple element arrangements and typically include upgrades and enhancements to the Company’s software operating system, and telephone support. For multiple element arrangements, the Company allocates revenue to each element based upon vendor-specific objective evidence (VSOE) of the fair value of the element or application of the residual method. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Service revenue, including revenue allocated to undelivered elements, is deferred and recognized ratably over the contractual period. Service contracts are typically one to three years in length. Training revenue is recognized upon completion of the training. Service revenue was not material in any of the periods presented.

      Warranty Expense. The Company provides warranties on its products ranging from one to three years. The Company accrues for warranty costs and reduces revenue for estimated sales returns and other allowances at the time of shipment. A provision for estimated future costs relating to warranty expense is recorded as cost of revenues when revenue is recorded. Warranty costs, sales returns and other allowances are estimated based upon historical experience.

Software Development Costs

      Eligible software development costs are capitalized upon the establishment of technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Technological feasibility is defined as completion of designing, coding and testing activities. Total eligible software development costs have not been material to date.

      Costs related to internally developed software and software purchased for internal use are capitalized in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” During the year ended October 28, 2000, the Company purchased an enterprise-wide, integrated business information system. At October 26, 2002, capitalized costs of $15.3 million, with a net book value of $11.2 million, related to the purchase and subsequent implementation of this system were included in property and equipment. These costs are being depreciated over a period of seven years.

Advertising Costs

      The Company expenses all advertising costs as incurred.

Impairment of Long-lived Assets

      Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset as estimated using a discounted cash flow model. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Income Taxes

      Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts, along with net operating loss carryforwards and credit carryforwards. A

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation allowance is recognized to the extent that it is more likely than not that the tax benefits will be realized. The Company believes its net deferred tax assets will be realized through future profitable operations.

Computation of Net Income per Share

      Basic net income per share is computed using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method, that have a dilutive effect on earnings per share, and from the assumed conversion of outstanding convertible debt if it has a dilutive effect on earnings per share.

Foreign Currency Translation

      Assets and liabilities of non-United States subsidiaries that operate where the functional currency is the local currency are translated to United States dollars at exchange rates in effect at the balance sheet date with the resulting translation adjustments recorded as a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the year. Where the functional currency is the United States dollar, translation adjustments are recorded in other income or expense.

Derivatives

      Derivative instruments are recognized as either assets or liabilities on the Consolidated Balance Sheets and measured at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. At October 26, 2002, the Company did not hold any derivative instruments.

Stock-Based Compensation

      The Company accounts for its stock option plans and its Employee Stock Purchase Plan in accordance with the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (APB 25), whereby the difference between the exercise price and the fair value at the date of grant is recognized as compensation expense. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), established a fair value based method of accounting for stock-based plans. Companies that elect to account for stock-based compensation plans in accordance with APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123. Accordingly, pro forma disclosures required under SFAS 123 are included in Note 8.

Use of Estimates in Preparation of Consolidated Financial Statements

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, the useful lives of fixed assets, allowances for doubtful accounts and product returns, inventory and warranty reserves, facilities lease losses and other charges, fixed asset and investment impairment charges, accrued liabilities and other reserves, taxes, and contingencies. Actual results could differ materially from these estimates.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Pronouncements

      In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and certain provisions of APB Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 establishes standards for long-lived assets to be disposed of, and redefines the valuation and presentation of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not expect the adoption of SFAS 144 to have a material effect on the Company’s financial position, results of operations, or cash flows.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are applicable in fiscal years beginning after May 15, 2002, the provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002, and all other provisions are effective for financial statements issued on or after May 15, 2002; however, early application is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of SFAS 145 would be reclassified in most cases following adoption. Management does not expect the adoption of SFAS 145 to have a material effect on the Company’s financial position, results of operations, or cash flows.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002; however, early application is encouraged. Management does not expect the adoption of SFAS 146 to have a material effect on the Company’s financial position, results of operations, or cash flows.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Management is currently evaluating the effects of FIN 45, however,

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management does not expect that the adoption of FIN 45 will have a material effect on the Company’s financial position, results of operations, or cash flows.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management does not expect the adoption of the adoption of SFAS 148 to have a material effect on the Company’s financial position, results of operations, or cash flows.

Reclassifications

      Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

3.	Liabilities Associated with Facilities Lease Losses and Asset Impairment Charges

Facilities Lease Losses and Related Asset Impairment Charges

      During the fourth quarter ended October 27, 2001, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, the Company performed a comprehensive analysis of its future real estate facility requirements and identified vacant excess facility space, which was subsequently offered for sublease. Factors considered in the analysis included, but were not limited to, anticipated future revenue growth rates; anticipated future headcount requirements for both headquarters and field personnel; anticipated sublease terms; anticipated time to sublease; and anticipated future operating expenses based upon then current market conditions.

      Based upon the results of this analysis, during the fourth quarter ended October 27, 2001, the Company recorded a charge of $39.8 million related to estimated facilities lease losses, net of expected sublease income, and a charge of $5.7 million in connection with the estimated impairment of certain related leasehold improvements. In determining the net facilities lease losses and related asset impairment charges, various assumptions were made including the time period over which the facilities were expected to be vacant, expected sublease terms, expected sublease rates, and anticipated future operating expenses.

      The facilities lease losses and related asset impairment charges were estimates and represented the low-end of an estimated range that may be adjusted upon the occurrence of future triggering events. Triggering events may include, but are not limited to, changes in estimated time to sublease the facilities, sublease terms, and sublease rates.

      During the quarter ended July 27, 2002, the Company completed a transaction to sublease a portion of these vacant facilities. Accordingly, based upon the most recent market data, the Company revised certain estimates and assumptions, including those related to expected sublease rates, estimated time to sublease the facilities, expected future operating costs, and expected future use of the facilities. No material adjustments were made to the facilities lease losses reserve as a result of these revised estimates and assumptions. As of October 26, 2002, no additional adjustments had been made to the estimated facilities lease losses reserves. Should there be changes in real estate market conditions or should it take longer than expected to find a suitable tenant to sublease the remaining vacant facilities, adjustments to the facilities lease losses reserve may be necessary in future periods based upon then current actual events and circumstances.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the activity related to the facilities lease losses reserve, net of expected sublease income (in thousands):

Facilities
Lease Losses

Initial charge in fourth quarter of fiscal 2001	$39,804
Cash payments	(970)

Reserve balances at October 27, 2001	$38,834
Cash payments	(7,406)
Non-cash charges and adjustments	(622)

Reserve balances at October 26, 2002	$30,806

      Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2006.

Asset Impairments Related to Product Transition

      During the fourth quarter ended October 27, 2001, the Company announced the general availability of its SilkWorm 3800 Enterprise Fabric Switch, the first in a family of 2 Gbit/sec per second products. As a result of the transition of the Company’s product offerings from 1 to 2 Gbit/sec technology, the Company recorded a charge of $4.4 million primarily related to the impairment of certain 1 Gbit/sec related equipment no longer used in research and development and sales and marketing efforts. No product related impairment charges were recorded for the years ended October 26, 2002 or October 28, 2000.

4.	Balance Sheet Details

      The following tables provide details of selected balance sheet items (in thousands):

	October 26,	October 27,
	2002	2001

Inventories, net:
Raw materials	$645	$6,572
Finished goods	4,757	3,735

Total	$5,402	$10,307

Property and equipment, net:
Computer equipment and software	$64,220	$47,641
Engineering and other equipment	96,904	51,134
Furniture and fixtures	3,647	3,200
Leasehold improvements	31,259	18,435

	196,030	120,410
Less: Accumulated depreciation and amortization	(52,405)	(22,953)

Total	$143,625	$97,457

Other accrued liabilities:
Income taxes payable	$24,605	$17,030
Accrued warranty	3,966	4,765
Purchase commitments	1,609	13,216
Other	19,184	8,884

Total	$49,364	$43,895

      Leasehold improvements at October 26, 2002 and October 27, 2001, are shown net of estimated impairments related to facilities lease losses (see Note 3).

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments and Marketable Equity Securities

      The following tables summarize the Company’s investments and marketable equity securities (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

October 26, 2002
U.S. government obligations	$361,074	$10,779	$—	$371,853
Marketable equity securities	347	—	(121)	226

Total	$361,421	$10,779	$(121)	$372,079

Reported as:
Short-term investments				$50,988
Marketable equity securities				226
Long-term investments				320,865

Total				$372,079

October 27, 2001
U.S. government obligations	$104,493	$537	$—	$105,030
Marketable equity securities	347	24	(39)	332

Total	$104,840	$561	$(39)	$105,362

Reported as:
Short-term investments				$105,030
Marketable equity securities				332

Total				$105,362

      For the year ended October 26, 2002, gross gains of $7.1 million were realized on sales of investments in debt securities issued by United States government agencies. For the year ended October 27, 2001, gross gains of $8.1 million were realized on sales of marketable equity securities. No gains or losses were realized on the sale of investments or marketable equity securities for the year ended October 28, 2000. At October 26, 2002, and October 27, 2001, net unrealized holding gains of $10.7 million and $0.5 million, respectively, were included in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

      The following table summarizes the maturities of the Company’s investments in debt securities issued by United States government agencies as of October 26, 2002 (in thousands):

	Amortized
	Cost	Fair Value

Less than one year	$50,681	$50,988
Due in 1 – 2 years	—	—
Due in 2 – 3 years	310,393	320,865

Total	$361,074	$371,853

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Convertible Subordinated Debt

      On December 21, 2001, and January 10, 2002, the Company sold, in private placements pursuant to Section 4(2) of the Securities Act of 1933, as amended, $550 million in aggregate principal amount of 2 percent convertible subordinated notes due 2007. The initial purchasers purchased the notes from the Company at a discount of 2.25 percent of the aggregate principal amount. Holders of the notes may, in whole or in part, convert the notes into shares of the Company’s common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (aggregate of approximately 12.6 million shares) at any time prior to maturity on January 1, 2007. At any time on or after January 5, 2005, the Company may redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price

Beginning on January 5, 2005 and ending on December 31, 2005	100.80%
Beginning on January 1, 2006 and ending on December 31, 2006	100.40%
On January 1, 2007	100.00%

      The Company is required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Debt issuance costs of $12.4 million are being amortized over the term of the notes. The amortization of debt issuance costs will accelerate upon early redemption or conversion of the notes. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures.

      The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On October 25, 2002, the average bid and ask price on the Portal Market of the notes was 69.25, resulting in an aggregate fair value of approximately $380.9 million.

7.	Commitments and Contingencies

Leases

      The Company leases its facilities under various operating lease agreements expiring through November 2013. In connection with these agreements the Company has signed unconditional, irrevocable letters of credit totaling $18.7 million as security for the leases. In addition to base rent, many of the operating lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses. Rent expense for the years ended October 26, 2002, October 27, 2001, and October 28, 2000, was $20.0 million, $16.5 million, and $4.1 million, respectively.

      Future minimum lease payments under all non-cancelable operating leases at October 26, 2002 were as follows (in thousands):

Operating
Fiscal Year Ended October,	Leases

2003	$30,582
2004	28,863
2005	26,676
2006	25,175
2007	25,930
Thereafter	128,399

Total minimum lease payments	$265,625

      At October 26, 2002, the Company had recorded $30.8 million in facilities lease loss reserves related to future lease commitments, net of expected sublease income (see Note 3).

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Manufacturing and Purchase Commitments

      The Company has a manufacturing agreement with Solectron under which the Company provides to Solectron a twelve-month product forecast and places purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to the Company’s customers. As of October 26, 2002, the Company’s commitment to Solectron for such inventory components was $35.9 million, net of purchase commitment reserves of $1.3 million, which the Company expects to utilize during future normal ongoing operations. Although the Company’s purchase orders placed with Solectron are cancelable, the terms of the agreement require the Company to purchase from Solectron all inventory components not returnable or usable by other Solectron customers.

      In addition, the Company purchases several key components used in the manufacture of its products. As of October 26, 2002, the Company had non-cancelable purchase commitments for various components totaling $7.7 million, net of purchase commitment reserves of $0.3 million, which the Company expects to utilize during future normal ongoing operations.

     Legal Proceedings

      The Company is subject to various legal proceedings, claims, and litigation that arise in the normal course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations, or cash flows.

      On January 10, 2003, a suit captioned Raytheon Company v. Brocade Communications Systems, Inc. et al. was filed against Brocade and various other companies in the United States District Court for the Eastern District of Texas. The complaint alleges that Brocade products infringe United States Patent No. 5,412,791, entitled “Mass Data Storage Library.” The Company received notice of the complaint shortly before the filing of this Annual Report on Form 10-K, and consequently the Company is at an early stage in its investigation of this matter and cannot assess the merit or potential materiality of the complaint at this time. However, the Company intends to defend the action vigorously.

      On February 14, 2002, a suit captioned McDATA Corp. v. Brocade Communications Systems, Inc. was filed against Brocade in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe United States Patent No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patent in the future. On March 4, 2002, McDATA filed an amended complaint, in which it additionally alleged that the Brocade SilkWorm 3200 Entry Fabric Switch infringed this patent. In connection with this suit, on March 4, 2002, McDATA filed a motion for a preliminary injunction against Brocade with regard to the patent. The Company filed an answer and counterclaims on April 8, 2002 asserting, among other things, no infringement and that the patent is invalid, unenforceable and covered by an existing covenant not to sue between Brocade and McDATA. A hearing on McDATA’s motion for preliminary injunction was held on July 15, 2002. On December 5, 2002, the Court issued its decision denying McDATA’s request for a preliminary injunction. On December 23, 2002, McDATA filed a demand for arbitration to move this matter from the United States District Court for the District of Colorado to arbitration. The Company believes that it has meritorious defenses to the claims and intends to defend the action vigorously.

      On July 20, 2001, the first of a number of putative class actions was filed in the United States District Court for the Southern District of New York against the Company, certain of the Company’s officers and directors, and certain of the underwriters in the Company’s initial public offering. Those cases were consolidated under the caption Chae v. Brocade Communications Systems, Inc. et al. The complaints generally alleged that various underwriters engaged in improper and undisclosed activities related to the allocation of

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares in the Company’s initial public offering. On March 1, 2002, the Court entered an order dismissing without prejudice all claims against the Company and its officers and directors named in the consolidated proceeding. On April 19, 2002, a consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation was filed which makes claims against the Brocade parties that are substantially similar to those alleged in the earlier case. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The Company believes that it has meritorious defenses to the claims and intends to defend the action vigorously.

8.     Stockholders’ Equity

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

     Employee Stock Purchase Plan

      In March 1999, the Board of Directors approved the adoption of the Company’s 1999 Employee Stock Purchase Plan (the Purchase Plan), and the Company’s shareholders approved the Purchase Plan in April 1999. The Purchase Plan permits eligible employees to purchase shares of the Company’s common stock through payroll deductions at 85 percent of the fair market value at certain plan-defined dates. The maximum number of shares of the Company’s common stock available for sale under the Purchase Plan is 1.6 million shares, plus an annual increase to be added on the first day of the Company’s fiscal year, equal to the lesser of 20.0 million shares, or 2.5 percent of the outstanding shares of common stock at such date. Accordingly, on October 27, 2002, and on October 28, 2001, 5.9 million and 5.7 million additional shares, respectively, were made available for issuance under the Purchase Plan. During the years ended October 26, 2002, October 27, 2001, and October 28, 2000, the Company issued 559,000 shares, 190,000 shares and 604,000 shares, respectively, under the Purchase Plan. At October 26, 2002, 16.9 million shares were available for future issuance under the Purchase Plan.

     Deferred Stock Compensation

      In connection with the grant of certain stock options to employees during the year ended October 31, 1999, the Company recorded deferred stock compensation of $5.1 million, representing the difference between the deemed fair value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amounts are presented as reductions of stockholders’ equity and amortized ratably over the vesting period of the applicable options. Accordingly, the Company recorded $1.0 million, $1.1 million, and $1.1 million, as amortization of deferred stock compensation during the years ended October 26, 2002, October 27, 2001, and October 28, 2000, respectively. Deferred stock compensation is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

termination of an option holder’s services. No deferred stock compensation related to any other periods presented has been recorded. At October 26, 2002, unamortized deferred stock compensation was $69,000.

     1999 Director Option Plan

      In March 1999, the Board of Directors approved the 1999 Director Option Plan (the Director Plan) and the Company’s shareholders approved the Director Plan in April 1999. The Director Plan provides for the grant of common stock to Directors of the Company. At October 26, 2002, the Company had reserved 1.5 million shares of authorized but unissued shares of common stock for future issuance under the Director Plan. Of this amount, 0.5 million shares were outstanding, and 1.0 million shares were available for future grants.

     1999 Stock Plan

      In March 1999, the Board of Directors approved the Company’s 1999 Stock Plan (the 1999 Plan) and the Company’s shareholders approved the 1999 Plan in April 1999. The 1999 Plan provides for the grant of incentive stock options and/or nonstatutory stock options to employees. Per the terms of the 1999 Plan, the maximum number of shares of the Company’s common stock available for sale under the 1999 Plan is 60.9 million shares, plus an annual increase to be added on the first day of the Company’s fiscal year, equal to the lesser of 40.0 million shares, or 5.0 percent of the outstanding shares of common stock at such date. Accordingly, on October 27, 2002, and on October 28, 2001, 11.7 million and 11.5 million additional shares, respectively, were made available for grant under the 1999 Plan. At October 26, 2002, the Company had reserved 40.8 million shares of authorized but unissued shares of common stock for future issuance under the 1999 Plan. Of this amount, 35.9 million shares were outstanding, and 4.9 million shares were available for future grants.

     1999 Nonstatutory Stock Option Plan

      In September 1999, the Board of Directors approved the Company’s 1999 Nonstatutory Stock Option Plan (the NSO Plan). The NSO Plan provides for the grant of nonstatutory stock options to employees and consultants. A total of 51.4 million shares of common stock have been reserved for issuance under the NSO Plan. At October 26, 2002, the Company had reserved approximately 47.0 million shares of authorized but unissued shares of common stock for future issuance under the NSO Plan. Of this amount, 42.6 million shares were outstanding, and 4.4 million shares were available for future grants. No stock options were granted under the NSO Plan during fiscal year 2002.

     Stock Options

      The Company, under the various stock option plans (the Plans) discussed above, grants stock options for shares of common stock to employees and directors. In accordance with the Plans, the stated exercise price for non-qualified stock options shall not be less than 85 percent of the estimated fair market value of common stock on the date of grant. Incentive stock options may not be granted at less than 100 percent of the estimated fair market value of the common stock, and stock options granted to a person owning more than 10 percent of the combined voting power of all classes of stock of the Company must be issued at 110 percent of the fair market value of the stock on the date of grant. The Plans provide that the options shall be exercisable over a period not to exceed ten years. The majority of options granted under the Plans vest over a period of four years. Certain options granted under the Plans vest over shorter periods. At October 26, 2002, the Company had cumulatively reserved 89.3 million shares of authorized but unissued shares of common stock for future issuance under the Plans. Of this amount, 79.0 million shares were outstanding, and 10.3 million shares were available for future grants. On December 9, 2002, the Company announced that its Board of Directors approved a voluntary stock option exchange program (the Program) for the Company’s employees. Under the

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Program, employees were offered the opportunity to exchange their outstanding stock options with exercise prices equal to or greater than $12.00 per share for new stock options to be granted on the first business day that is six months and one day after the cancellation of the exchanged options (see Note 14).

      The following table summarizes stock option plan activity under all of the Plans (in thousands except per share amounts):

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	October 26, 2002		October 27, 2001		October 28, 2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	80,721	$35.43	44,871	$33.24	23,462	$4.70
Granted	9,487	$16.81	49,835	$34.15	30,756	$47.78
Exercised	(4,406)	$9.03	(7,179)	$10.32	(7,873)	$4.60
Cancelled	(6,820)	$34.84	(6,806)	$36.90	(1,474)	$32.30

Outstanding at end of year	78,982	$34.71	80,721	$35.43	44,871	$33.24

Exercisable at end of year	27,770	$35.02	14,837	$33.23	3,418	$7.50

      The following table summarizes information about stock options outstanding and exercisable at October 26, 2002 (in thousands except number of years and per share amounts):

Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise Prices	Number	Remaining Years	Exercise Price	Number	Exercise Price

$ 0.04 – $ 14	.26 16,68	2 8.47	$9.77	5,432	$7.30
$15.16 – $ 20.	70 21,956	8.41	$20.62	6,824	$20.58
$21.97 – $ 40.	50 16,827	7.77	$30.58	6,341	$31.69
$40.86 – $ 76.	88 20,222	7.83	$65.26	7,427	$58.71
$78.00 – $105.1	9 3,295	7.78	$88.44	1,746	$88.92

$ 0.04 – $105.	19 78,982	8.11	$34.71	27,770	$35.02

      At October 26, 2002, 0.6 million shares of common stock issued upon exercise of stock options with a weighted-average exercise price of $0.52 per share were subject to repurchase by the Company. The dilutive impact of common share equivalents associated with stock options, by application of the treasury stock method, for the years ended October 26, 2002, October 27, 2001, and October 28, 2000, were 9.9 million shares, 16.4 million shares, and 24.1 million shares, respectively.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      SFAS 123 requires disclosure of pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. Pro forma information required under SFAS 123 is as follows, (in thousands except per share amounts):

	Fiscal Year Ended

	October 26,	October 27,	October 28,
	2002	2001	2000

Net income — as reported	$59,746	$2,848	$67,931
Net loss — Pro Forma	$(411,139)	$(591,692)	$(172,331)
Basic earnings (loss) per share:
As reported	$0.26	$0.01	$0.33
Pro Forma	$(1.78)	$(2.68)	$(0.83)
Diluted earnings (loss) per share:
As reported	$0.25	$0.01	$0.28
Pro Forma	$(1.78)	$(2.68)	$(0.83)

      The fair value of stock options granted under the Plans during fiscal year 2002, and the fair value of common stock issued under the Purchase Plan during fiscal year 2002, was approximately $102.6 million. Pro forma compensation expense associated with stock options granted under the Plans during fiscal year 2002, and common stock issued under the Purchase Plan during fiscal year 2002, was approximately $32.0 million.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for each respective fiscal year ended:

	Employee Stock Option Plans			Employee Stock Purchase Plan

	October 26,	October 27,	October 28,	October 26,	October 27,	October 28,
	2002	2001	2000	2002	2001	2000

Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.5 – 4.3%	2.1 – 4.6%	5.4 – 5.9%	1.4%	2.1%	6.0%
Expected volatility	97.1%	127.4%	93.4%	93.7%	123.4%	80.3%
Expected life from vest date (in years)	0.5	0.5	0.5	0.5	0.5	0.5

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options. Under the Black-Scholes option-pricing model, the weighted-average fair value of employee stock options granted during the years ended October 26, 2002, October 27, 2001, and October 28, 2000, was $10.26 per share, $26.17 per share, and $30.82 per share, respectively.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Equity Compensation Plan Information

      The following table summarizes information, as of October 26, 2002, with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans (in thousands except per share amounts):

	A	B	C

Number of Securities
		Weighted	Remaining Available
	Number of	Average	for Future Issuance
	Securities to be	Exercise Price	Under Equity
	Issued upon	of	Compensation Plans
	Exercise of	Outstanding	(Excluding Securities
Plan Category	Outstanding Options	Options	Reflected in Column A)

Equity compensation plans approved by shareholders(1)	36,424 (3)	$35.33	22,799 (4)
Equity compensation plans not approved by shareholders(2)	42,558	$34.18	4,439

Total	78,982	$34.71	27,238

(1)	Consists of the Purchase Plan, the Director Plan, and the 1999 Plan.

(2)	Consists solely of the NSO Plan.

(3)	Excludes purchase rights accruing under the Purchase Plan. As of October 26, 2002, the Purchase Plan had a shareholder-approved reserve of 18.3 million shares, of which 16.9 million shares were available for future issuance.

(4)	Consists of shares available for future issuance under the Purchase Plan, the Director Plan, and the 1999 Plan.

     Employee 401(k) Plan

      The Company sponsors the Brocade Communications Systems, Inc. 401(k) Plan (the Plan), which qualifies under Section 401(k) of the Internal Revenue Code and is designed to provide retirement benefits for its eligible employees through tax deferred salary deductions.

      Through December 31, 2001, employees could contribute from 1 percent to 20 percent of their eligible compensation to the Plan. Effective January 1, 2002, the employee contribution limit was increased to 60 percent of eligible compensation. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of $1,500 per year per person. All matching contributions vest immediately. The Company’s matching contributions to the Plan totaled $1.5 million, $1.4 million, and $0.6 million for the years ended October 26, 2002, October 27, 2001, and October 28, 2000, respectively.

9.     Income Taxes

      Income (loss) before provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended

	October 26,	October 27,	October 28,
	2002	2001	2000

United States	$62,162	$(20,933)	$88,316
International	21,989	38,735	—

Total	$84,151	$17,802	$88,316

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended

	October 26,	October 27,	October 28,
	2002	2001	2000

Federal:
Current	$16,682	$27,141	$27,458
Deferred	(157)	(19,626)	(8,684)

	16,525	7,515	18,774

State:
Current	2,829	8,706	8,098
Deferred	(968)	(4,966)	(6,487)

	1,861	3,740	1,611

Foreign:
Current	6,019	3,699	—
Deferred	—	—	—

	6,019	3,699	—

Total	$24,405	$14,954	$20,385

      The difference between the United States federal statutory rate and the Company’s income tax provision for financial statement purposes consisted of the following:

	Fiscal Year Ended

	October 26,	October 27,	October 28,
	2002	2001	2000

Provision for income taxes at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	3.0	6.1	7.7
R&D tax credit	(4.0)	(4.2)	(4.3)
NOL and credit carryforwards	—	—	(6.9)
Increase (decrease) in valuation allowance/investment losses	(3.1)	61.0	(10.8)
Foreign income taxed at other than U.S. rates	(2.1)	(17.9)	—
Other, net	0.2	4.0	2.4

Provision for income taxes	29.0%	84.0%	23.1%

      United States income taxes were not provided for undistributed earnings of certain non-United States subsidiaries taxed at rates lower than United States rates. As of October 26, 2002, the Company had unrecognized deferred tax liabilities of approximately $14.7 million related to approximately $60.7 million of cumulative net undistributed earnings of foreign subsidiaries. The Company intends to utilize these earnings through expansion of its business operations outside the United States for an indefinite period of time.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of net deferred tax assets are as follows (in thousands):

	October 26,	October 27,
	2002	2001

Net operating loss carryforwards	$174,422	$158,527
Tax credit carryforwards	42,261	37,920
Reserves and accruals	32,387	34,035
Capitalized research expenditures	8,404	4,908
Net unrealized losses on investments	3,544	10,864
Other	166	(156)

Total	261,184	246,098
Less: Valuation allowance	(10,888)	(10,864)

Net deferred tax assets	$250,296	$235,234

      During the year ended October 27, 2001, a deferred tax asset and offsetting valuation allowance related to unbenefitted investment losses were recognized as a component of net deferred tax assets. During the year ended October 26, 2002, the valuation allowance decreased by $3.1 million related to capital gains recognized during the year, and increased by $3.1 million related to tax benefits of stock options that will be credited to stockholders’ equity if realized. Management believes that these net deferred tax assets will be realized through future profitable operations.

      As of October 26, 2002, the Company had federal net operating loss carryforwards of $470.2 million and state net operating loss carryforwards of $219.0 million. The federal net operating loss and other tax credit carryforwards expire on various dates between 2010 through 2022. The state net operating loss carryforwards expire on various dates between 2003 through 2022. Under current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by statute or upon the occurrence of certain events, including significant changes in ownership interests.

      The Company’s income taxes payable for federal, state, and foreign purposes have been reduced, and the deferred tax assets increased by the tax benefits associated with employee stock options. The benefits were credited directly to stockholders’ equity and amounted to $33.0 million for the year ended October 26, 2002. Benefits reducing taxes payable amounted to $14.8 million, and benefits increasing gross deferred tax assets amounted to $18.2 million for the year ended October 26, 2002. The Company believes that all other deferred tax assets will be realized through profitable future operations and accordingly, there is no need for a valuation allowance.

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

      Revenues are attributed to geographic areas based on the location of the customer to which products are shipped. Domestic revenues include sales to certain OEM customers who take possession of Brocade products domestically and then distribute these products to their international customers. To date, service revenue has not exceeded 10 percent of total revenues.

      For the year ended October 26, 2002, three customers accounted for 29 percent, 19 percent, and 14 percent of total revenues, respectively. For the year ended October 27, 2001, three customers accounted for

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26 percent, 20 percent, and 10 percent of total revenues, respectively. For the year ended October 28, 2000, two customers accounted for 31 percent and 18 percent of total revenues, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company’s financial condition or results of operations.

      Geographic information for the years ended October 26, 2002, October 27, 2001, and October 28, 2000, are presented below (in thousands). Identifiable assets located in foreign countries were not material at October 26, 2002, October 27, 2001, or October 28, 2000.

	Fiscal Year Ended

	October 26,	October 27,	October 28,
	2002	2001	2000

Net Revenues:
North America (principally the United States)	$394,339	$364,270	$257,690
Europe, the Middle East, and Africa	132,445	117,896	69,217
Asia Pacific	35,585	30,864	2,138

Total	$562,369	$513,030	$329,045

11. Interest and Other Income, net

      Interest and other income, net consisted of the following (in thousands):

	Fiscal Year Ended

	October 26,	October 27,	October 28,
	2002	2001	2000

Interest income	$23,230	$10,201	$5,301
Other income (expense), net	(562)	(1,994)	126

Total	$22,668	$8,207	$5,427

12. Gain (Loss) on Investments

      Gain (loss) on investments for the year ended October 26, 2002, consisted of gross realized gains on sales of investments in debt securities issued by United States government agencies of $7.1 million. Gain (loss) on investments for the year ended October 27, 2001, consisted of impairment losses on minority equity investments in non-publicly traded companies of $24.2 million, partially offset by gross realized gains on sales of marketable equity securities of $8.1 million.

      The Company has made certain minority equity investments in non-publicly traded companies that develop technology or provide services that are complementary to or broaden the markets for its products, and to promote its business and strategic objectives. During the year ended October 27, 2001, the Company made minority equity investments in non-publicly traded companies of $23.6 million. The investments were made primarily in companies in the storage networking, Internet infrastructure, fabless semiconductor, networking services, and managed storage service provider industries. These companies were, and continue to be, development stage companies with significant risks.

      During the year ended October 27, 2001, the industries in which these companies compete experienced considerable market declines associated with a depressed macroeconomic environment. Many of these companies had spent the majority of their funding on operating activities and/or lost key business partners due to bankruptcy, and the Company determined that the carrying value of its investments were impaired. Based upon the then current market conditions and substantial doubt about these companies’ ability to raise

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional funding, achieve positive cash flow, and achieve projected revenues, the Company concluded the impairments were other-than-temporary and recorded impairment charges of $24.2 million. The impairment charges reduced the carrying value of the Company’s investments to the estimated fair value. No impairment charges were recorded during the year ended October 26, 2002. The carrying value of the Company’s minority equity investments in non-publicly traded companies at both October 26, 2002 and October 27, 2001, was $2.2 million.

13.     Net Income per Share

      The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share amounts):

	Fiscal Year Ended

	October 26,	October 27,	October 28,
	2002	2001	2000

Net income	$59,746	$2,848	$67,931

Basic and diluted net income per share:
Weighted-average shares of common stock outstanding	233,048	226,798	218,368
Less: Weighted-average shares of common stock subject to repurchase	(1,457)	(5,747)	(10,914)

Weighted-average shares used in computing basic net income per share	231,591	221,051	207,454
Dilutive potential common shares	11,371	22,111	35,050

Weighted-average shares used in computing diluted net income per share	242,962	243,162	242,504

Basic net income per share	$0.26	$0.01	$0.33

Diluted net income per share	$0.25	$0.01	$0.28

      For the years ended October 26, 2002, October 27, 2001, and October 28, 2000, potential common shares in the form of stock options to purchase 51.8 million, 24.1 million, and 0.2 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share. In addition, for the year ended October 26, 2002, potential common shares resulting from the potential conversion of the Company’s convertible subordinated debt of 10.7 million weighted-average common shares were antidilutive and, therefore, not included in the computation of diluted earnings per share

14.     Subsequent Events

      On December 9, 2002, the Company announced that its Board of Directors approved a voluntary stock option exchange program (the Program) for employees. Under the Program, employees were offered the opportunity to exchange an aggregate of approximately 67.3 million outstanding stock options with exercise prices equal to or greater than $12.00 per share for new stock options that will be granted at an exchange ratio determined by the date the exchanged stock options were granted. Participating employees, other than the CEO, will receive new stock options in exchange for outstanding stock options at an exchange ratio of either 1 for 1, 1 for 2, or 1 for 3, depending on the grant date of the exchanged stock option. The CEO will receive new stock options in exchange for outstanding stock options at an exchange ratio of 1 for 10. In accordance with the Program, on January 9, 2003, the Company cancelled 58.1 million of its outstanding stock options. The Company expects to grant 29.6 million new options to purchase shares of its common stock on July 10, 2003, which is the first business day that is six months and one day after the cancellation of the exchanged

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options. The exercise price per share of the new stock options will be equal to the fair market value of the Company’s common stock at the close of regular trading on July 10, 2003. However, the exercise price per share of the new stock options granted to the Company’s officers will not be less than $5.21 per share, which is 110 percent of the average closing price of the Company’s common stock during the exchange offer period. The new stock options represent approximately 12.6 percent of the Company’s total shares of common stock outstanding as of December 20, 2002, and could have a dilutive impact on the Company’s future earnings per share to the extent that the market price of the Company’s common stock exceeds the exercise price of the new stock options to be granted on July 10, 2003.

      On December 5, 2002, the United States District Court for the District of Colorado issued its decision denying McDATA’s request for a preliminary injunction in connection with the suit captioned McDATA Corp. v. Brocade Communications Systems, Inc. On December 23, 2002, McDATA filed a demand for arbitration to move this matter from the United States District Court for the District of Colorado to arbitration. The Company believes that it has meritorious defenses to the claims and intends to defend the action vigorously (see “Legal Proceedings” of Note 7).

      On November 21, 2002, the Company announced a restructuring program that included a workforce reduction, consolidation of excess facilities, and the restructuring of certain business functions. As part of this restructuring program, the Company reduced its workforce, including certain officers, by approximately 12 percent. During the first quarter of fiscal 2003, the Company expects to record a charge associated with these workforce reduction and other restructuring activities ranging from $8.0 million to $12.0 million.

      On November 5, 2002, the Company announced an agreement to acquire Rhapsody, a privately held technology company located in Fremont, California. Under the terms of the acquisition agreement, the Company will acquire all outstanding shares of Rhapsody in exchange for 20,475,000 shares of the Company’s common stock. In addition, the Company will issue up to an additional 2,925,000 shares of its common stock if the Rhapsody business successfully completes specified product development milestones by November 30, 2003. The final purchase price of this acquisition cannot be determined until the closing date, which is expected to be in January 2003.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On June 18, 2002, Brocade Communications Systems, Inc. (the Company) dismissed its independent accountants, Arthur Andersen LLP (AA), and on June 18, 2002 engaged the services of KPMG LLP (KPMG) as its new independent accountants for its current fiscal year, ending October 26, 2002. The Audit Committee of the Company’s Board of Directors (the Board) recommended, and the Board approved, the dismissal of AA and the appointment of KPMG.

      During the two fiscal years of the Company ended October 27, 2001 and October 28, 2000, respectively, and the subsequent interim periods through June 18, 2002, there were no disagreements between the Company and AA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to AA’s satisfaction, would have caused AA to make reference to the subject matter of the disagreement in connection with its reports; and there were no reportable events described under Item 304(a)(1)(v) of Regulation S-K.

      The audit reports of AA on the consolidated financial statements of the Company as of and for the fiscal years ended October 27, 2001 and October 28, 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

      During the two fiscal years of the Company ended October 27, 2001 and October 28, 2000 and through June 18, 2002, the Company did not consult with KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matter or reportable events as set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

      The Company provided a copy of the above disclosures to Arthur Andersen LLP. Attached as Exhibit 16.1 is a copy of Arthur Andersen’s letter dated, June 20, 2002, stating its agreement with the above statements

PART III

      Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2003 Annual Meeting of Stockholders to be held on April 16, 2003 (the “Proxy Statement”).

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this section is incorporated by reference from the information in the section entitled “Election of Directors” in the Proxy Statement. Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information required by this Item with respect to the Company’s executive officers is contained in Item 1 of Part I of this Annual Report under the heading “Executive Officers of the Registrant.”

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

Item 14.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures: Based on our evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this Form 10-K

(1)	Financial Statements:

Reference is made to the Index to Consolidated Financial Statements of Brocade Communications Systems, Inc. under Item 8 in Part II of this Form 10-K.

(2)	Financial Statement Schedules:

The following financial statement schedule of Brocade Communications Systems, Inc. for the years ended October 26, 2002, October 27, 2001, and October 28, 2000, is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Brocade Communications Systems, Inc.

Schedule II — Valuation and Qualifying Accounts Page 68

(3)	Exhibits:

Item 601 of Regulation S-K requires the exhibits listed below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

(b)	Reports on Form 8-K

      None.

Exhibit
Number		Description of Document

3	.1(8)	Amended and Restated Certificate of Incorporation.
3	.2(1)	Bylaws of the Registrant.
3	.3(10)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc.
4	.1(1)	Form of Registrant’s Common Stock certificate.
4	.2(10)	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A.
4	.3(9)	Indenture, dated as of December 21, 2001, between Brocade and State Street Bank and Trust Company of California, N.A.
4	.4(9)	Form of Note (included in Exhibit 4.3).
4	.5(9)	Registration Rights Agreement, dated as of December 21, 2001, by and among Brocade and Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc. and Merrill Lynch Pierce Fenner and Smith Incorporated.
10	.1(1)	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers.
10	.2(1)*	1995 Equity Incentive Plan and forms of agreements thereunder.
10	.3(1)*	1998 Equity Incentive Plan and forms of agreements thereunder.
10	.4(1)*	1998 Executive Equity Incentive Plan and forms of agreements thereunder.
10	.5(7)*	Amended and Restated 1999 Director Option Plan as of April 17, 2001, and form of agreement thereunder.
10	.6(2)*	1999 Employee Stock Purchase Plan.
10	.7(2)*	1999 Stock Plan and forms of agreements thereunder.
10	.8*	1999 Nonstatutory Stock Option Plan and forms of agreements thereunder, as amended.
10	.9(1)	Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade dated September 5, 1996.
10	.10(1)#	Acknowledgement between Wind River Systems, Inc. and Brocade dated April 22, 1999.
10	.11(1)*	Letter Agreement with Michael J. Byrd dated April 5, 1999.
10	.12(3)#	Manufacturing Agreement between Solectron California Corporation and Brocade dated July 30, 1999.
10	.13(3)	Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999.
10	.14(5)	First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000.
10	.15(5)	Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000.
10	.16(4)	Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2000.
10	.17(5)	First Amendment to Credit Agreement between Comerica Bank-California and Brocade dated March 21, 2000.
10	.18(5)	Second Amendment to Credit Agreement between Comerica Bank-California and Brocade dated September 20, 2000.
10	.19(5)	Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000.
10	.20(5)#	Purchase Agreement between Compaq Computer Corporation and Brocade dated February 1, 2000.
10	.21(5)#	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000.
10	.22(5)*	Promissory Note between David A. Smith and Brocade dated April 27, 2000.
10	.23(8)#	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000.
10	.24(8)#	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999.
10	.25(8)	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade.

Exhibit
Number		Description of Document

10	.26(8)#	Statement of Work #1 between International Business Machines Corporation and Brocade.
10	.27(8)#	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade.
10	.28(8)#	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade.
10	.29(8)#	Statement of Work #2 between International Business Machines Corporation and Brocade.
10	.30(6)	Third Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 22, 2001.
10	.31(6)	Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000.
10	.32(11)#	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10	.33(11)#	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10	.34(11)#	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.
10	.35(11)	Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.
10	.36(13)+	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10	.37(13)+	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement).
10	.38(13)+	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001.
10	.39(13)	Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002.
10	.40(13)+	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement).
10	.41(13)+	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001.
10	.42(13)+	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001.
10	.43(13)+	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002.
10	.44(13)+	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002.
12.1		Statement of Computation of Ratio of Earnings to Fixed Charges.
16	.1(12)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 20, 2002.
21.1		Subsidiaries of Registrant.
23.1		Consent of KPMG LLP, independent auditors.
24.1		Power of attorney (see signature page).
99.1		Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(2)	Incorporated by reference from Brocade’s Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000.

(3)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended.

(4)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000.

(5)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

(6)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001.

(7)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2001.

(8)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001.

(9)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002.

(10)	Incorporated by reference from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002.

(11)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002.

(12)	Incorporated by reference from Brocade’s Report on Form 8-K filed on June 25, 2002.

(13)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended October 26, 2002, October 27, 2001, and October 28, 2000

	Balance at	Additions		Balance at
	Beginning of	Charged to		End of
Description	Period	Expenses/Revenues	Deductions	Period

	(In thousands)
Allowance for doubtful accounts:
2002	$1,768	$650	$(491)	$1,927
2001	$1,353	$619	$(204)	$1,768
2000	$818	$829	$(294)	$1,353
Sales returns and allowances:
2002	$1,257	$1,358	$(779)	$1,836
2001	$1,617	$825	$(1,185)	$1,257
2000	$1,629	$268	$(280)	$1,617

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROCADE COMMUNICATIONS SYSTEMS, INC.

By:	/s/ GREGORY L. REYES

Gregory L. Reyes
Chairman of the Board and
Chief Executive Officer

January 22, 2003

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory L. Reyes, and Antonio Canova, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ GREGORY L. REYES Gregory L. Reyes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	January 22, 2003

/s/ ANTONIO CANOVA Antonio Canova	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	January 22, 2003

/s/ NEAL DEMPSEY Neal Dempsey	Director	January 22, 2003

/s/ SETH D. NEIMAN Seth D. Neiman	Director	January 22, 2003

/s/ CHRISTOPHER B. PAISLEY Christopher B. Paisley	Director	January 22, 2003

/s/ LARRY W. SONSINI Larry W. Sonsini	Director	January 22, 2003

CERTIFICATIONS

I, Gregory L. Reyes, certify that:

1. I have reviewed this annual report on Form 10-K of Brocade Communications Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. Brocade Communications Systems, Inc.’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Brocade Communications Systems, Inc. and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to Brocade Communications Systems, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of Brocade Communications Systems, Inc.’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5. Brocade Communications Systems, Inc.’s other certifying officer and I have disclosed, based on our most recent evaluation, to Brocade Communications Systems, Inc.’s auditors and the audit committee of Brocade Communications Systems, Inc.’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for Brocade Communications Systems, Inc.’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in Brocade Communications Systems, Inc.’s internal controls; and

6. Brocade Communications Systems, Inc.’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ GREGORY L. REYES

Gregory L. Reyes
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: January 22, 2003

I, Antonio Canova, certify that:

1. I have reviewed this annual report on Form 10-K of Brocade Communications Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. Brocade Communications Systems, Inc.’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Brocade Communications Systems, Inc. and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to Brocade Communications Systems, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of Brocade Communications Systems, Inc.’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5. Brocade Communications Systems, Inc.’s other certifying officer and I have disclosed, based on our most recent evaluation, to Brocade Communications Systems, Inc.’s auditors and the audit committee of Brocade Communications Systems, Inc.’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for Brocade Communications Systems, Inc.’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in Brocade Communications Systems, Inc.’s internal controls; and

6. Brocade Communications Systems, Inc.’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ ANTONIO CANOVA

Antonio Canova
Vice President, Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 22, 2002

EXHIBIT INDEX

Number	Description of Document

3.1(8)	Amended and Restated Certificate of Incorporation.
3.2(1)	Bylaws of the Registrant.
3.3(10)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc.
4.1(1)	Form of Registrant’s Common Stock certificate.
4.2(10)	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A.
4.3(9)	Indenture, dated as of December 21, 2001, between Brocade and State Street Bank and Trust Company of California, N.A.
4.4(9)	Form of Note (included in Exhibit 4.3).
4.5(9)	Registration Rights Agreement, dated as of December 21, 2001, by and among Brocade and Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc. and Merrill Lynch Pierce Fenner and Smith Incorporated.
10.1(1)	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers.
10.2(1)*	1995 Equity Incentive Plan and forms of agreements thereunder.
10.3(1)*	1998 Equity Incentive Plan and forms of agreements thereunder.
10.4(1)*	1998 Executive Equity Incentive Plan and forms of agreements thereunder.
10.5(7)*	Amended and Restated 1999 Director Option Plan as of April 17, 2001, and form of agreement thereunder.
10.6(2)*	1999 Employee Stock Purchase Plan.
10.7(2)*	1999 Stock Plan and forms of agreements thereunder.
10.8*	1999 Nonstatutory Stock Option Plan and forms of agreements thereunder, as amended.
10.9(1)	Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade dated September 5, 1996.
10.10(1)#	Acknowledgement between Wind River Systems, Inc. and Brocade dated April 22, 1999.
10.11(1)*	Letter Agreement with Michael J. Byrd dated April 5, 1999.
10.12(3)#	Manufacturing Agreement between Solectron California Corporation and Brocade dated July 30, 1999.
10.13(3)	Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999.
10.14(5)	First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000.
10.15(5)	Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000.
10.16(4)	Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2000.
10.17(5)	First Amendment to Credit Agreement between Comerica Bank-California and Brocade dated March 21, 2000.
10.18(5)	Second Amendment to Credit Agreement between Comerica Bank-California and Brocade dated September 20, 2000.
10.19(5)	Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000.
10.20(5)#	Purchase Agreement between Compaq Computer Corporation and Brocade dated February 1, 2000.
10.21(5)#	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000.
10.22(5)*	Promissory Note between David A. Smith and Brocade dated April 27, 2000.
10.23(8)#	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000.

Number	Description of Document

10.24(8)#	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999.
10.25(8)	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade.
10.26(8)#	Statement of Work #1 between International Business Machines Corporation and Brocade.
10.27(8)#	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade.
10.28(8)#	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade.
10.29(8)#	Statement of Work #2 between International Business Machines Corporation and Brocade.
10.30 (6)	Third Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 22, 2001.
10.31(6)	Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000.
10.32(11)#	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.33(11)#	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.34(11)#	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.
10.35(11)	Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.
10.36(13)+	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.37(13)+	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement).
10.38(13)+	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001.
10.39(13)	Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated
January 25, 2002.
10.40(13)+	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement).
10.41(13)+	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001.
10.42(13)+	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001.
10.43(13)+	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002.
10.44(13)+	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002.
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.
16.1(12)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 20, 2002.
21.1	Subsidiaries of Registrant.
23.1	Consent of KPMG LLP, independent auditors.

Number	Description of Document

24.1	Power of attorney (see signature page).
99.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(2)	Incorporated by reference from Brocade’s Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000.

(3)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended.

(4)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000.

(5)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

(6)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001.

(7)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2001.

(8)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001.

(9)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002.

(10)	Incorporated by reference from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002.

(11)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002.

(12)	Incorporated by reference from Brocade’s Report on Form 8-K filed on June 25, 2002.

(13)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002.