Form 10-Q
period 2003-01-25
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2003-03-07
CIK 1009626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 25, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Yes   ☑   No   ☐

The number of shares outstanding of the Registrant’s Common Stock on February 21, 2003 was 236,002,569 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED JANUARY 25, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	January 25,	January 26,
	2003	2002

Net revenues	$123,116	$123,078
Cost of revenues	57,023	48,978

Gross margin	66,093	74,100

Operating expenses:
Research and development	31,870	29,302
Sales and marketing	30,761	25,590
General and administrative	4,962	4,543
Amortization of deferred stock compensation	69	242
Restructuring costs	10,118	—

Total operating expenses	77,780	59,677

Income (loss) from operations	(11,687)	14,423
Interest and other income, net	4,959	3,335
Interest expense	(3,350)	(1,310)
Gain on investments, net	374	—

Income (loss) before provision for income taxes	(9,704)	16,448
Income tax (benefit) provision	(2,814)	4,777

Net income (loss)	$(6,890)	$11,671

Net income (loss) per share – Basic	$(0.03)	$0.05

Net income (loss) per share – Diluted	$(0.03)	$0.05

Shares used in per share calculation – Basic	234,898	228,256

Shares used in per share calculation – Diluted	234,898	248,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)
(Unaudited)

	January 25,	October 26,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$420,107	$516,535
Short-term investments	90,654	50,988

Total cash, cash equivalents and short-term investments	510,761	567,523
Marketable equity securities	3,057	226
Accounts receivable, net of allowances for doubtful accounts of $2,837 and $3,763, respectively	71,934	97,707
Inventories, net	5,472	5,402
Deferred tax assets, net	28,418	28,418
Prepaid expenses and other current assets	16,739	16,429

Total current assets	636,381	715,705
Long-term investments	382,645	320,865
Property and equipment, net	140,445	143,625
Deferred tax assets, net	221,017	221,878
Convertible subordinated debt issuance costs	9,657	10,274
Other assets	4,660	9,316

Total assets	$1,394,805	$1,421,663

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,484	$57,538
Accrued employee compensation	22,132	23,930
Deferred revenue	18,007	22,430
Current liabilities associated with lease losses	7,904	8,204
Other accrued liabilities	44,218	49,364

Total current liabilities	138,745	161,466
Non-current liabilities associated with lease losses	20,441	22,602
Convertible subordinated debt	550,000	550,000
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value 5,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 235,719 and 234,652 shares at January 25, 2003 and October 26, 2002, respectively	236	235
Additional paid-in capital	580,564	577,171
Deferred stock compensation	—	(69)
Accumulated other comprehensive income	7,529	6,078
Retained earnings	97,290	104,180

Total stockholders’ equity	685,619	687,595

Total liabilities and stockholders’ equity	$1,394,805	$1,421,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended

	January 25,	January 26,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$(6,890)	$11,671
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Tax benefits from employee stock option transactions	—	13,396
Deferred taxes	—	(9,719)
Depreciation and amortization	11,196	6,494
Loss on disposal of property and equipment	389	395
Amortization of debt issuance costs	617	250
Net gains on investments and marketable equity securities	(374)	—
Amortization of deferred stock compensation	69	242
Provision for doubtful accounts receivable and sales returns	—	300
Non-cash restructuring charges	2,719	—
Changes in operating assets and liabilities:
Accounts receivable	25,773	(4,931)
Inventories	(70)	1,137
Prepaid expenses and other assets	87	(815)
Accounts payable	(11,054)	6,167
Accrued employee compensation	(1,798)	(1,945)
Deferred revenue	(4,423)	1,253
Other accrued liabilities	(5,147)	(2,723)
Liabilities associated with lease losses	(2,461)	(1,431)

Net cash provided by operating activities	8,633	19,741

Cash flows from investing activities:
Purchases of property and equipment	(8,147)	(24,540)
Purchases of short-term investments	(39,714)	—
Proceeds from maturities of short-term investments	—	37,364
Purchases of long-term investments	(60,755)	—

Net cash provided by (used in) investing activities	(108,616)	12,824

Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,395	36,293
Proceeds from issuance of convertible subordinated debt	—	537,625

Net cash provided by financing activities	3,395	573,918

Effect of exchange rate fluctuations on cash and cash equivalents	160	—

Net increase (decrease) in cash and cash equivalents	(96,428)	606,483
Cash and cash equivalents, beginning of period	516,535	150,118

Cash and cash equivalents, end of period	$420,107	$756,601

     The accompanying notes are an integral part of these condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Operations of Brocade

     Brocade Communications Systems, Inc. (Brocade or the Company) develops, markets, sells, and supports data storage networking products and services, offering a line of storage networking products that enables companies to implement highly available, scalable, manageable, and secure environments for data storage applications. The Brocade SilkWorm ® family of Fibre Channel fabric switches is designed to help companies reduce the cost and complexity of managing business information within a data storage environment. Brocade products and services are marketed, sold, and supported worldwide to end-users through distribution partners, including original equipment manufacturers (OEMs), value-added distributors, systems integrators, and value-added resellers.

     Brocade was incorporated on May 14, 1999 as a Delaware corporation, succeeding operations that began on August 24, 1995. The Company’s headquarters are located in San Jose, California.

     Brocade, SilkWorm, and the Brocade logo are trademarks or registered trademarks of Brocade Communications Systems, Inc. in the United States and/or in other countries. All other brands, products, or service names are or may be trademarks or service marks of, and are used to identify, products or services of their respective owners.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying financial data as of January 25, 2003, and for the three months ended January 25, 2003 and January 26, 2002, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The October 26, 2002 Condensed Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002.

     In the opinion of management, all adjustments (which include only normal recurring adjustments, except as otherwise indicated) necessary to present a fair statement of financial position as of January 25, 2003, results of operations for the three months ended January 25, 2003 and January 26, 2002, and cash flows for the three months ended January 25, 2003 and January 26, 2002, have been made. The results of operations for the three months ended January 25, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are primarily maintained at four major financial institutions.

Investments and Marketable Equity Securities

     Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Investment securities with original or remaining maturities of one year or more are considered long-term investments. Short-term and long-term investments consist of debt securities issued by United States government agencies. Short-term and long-term investments are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Condensed Consolidated Balance Sheets at fair value. Unrealized holding gains and losses are included as a separate component of accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheets, net of any related tax effect. Realized gains and losses are calculated based on the specific identification method and are included in gain on investments, net on the Condensed Consolidated Statements of Operations.

     Marketable equity securities consist of equity holdings in public companies and are classified as available-for-sale when there are no restrictions on the Company’s ability to immediately liquidate such securities. Marketable equity securities are recorded on the accompanying Condensed Consolidated Balance Sheets at fair value. Fair value is determined using quoted market prices for those securities. Unrealized holding gains and losses are included as a separate component of accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheets, net of any related tax effect. Realized gains and losses are calculated based on the specific identification method and are included in gain on investments, net on the Condensed Consolidated Statements of Operations.

     The Company also has certain other minority equity investments in non-publicly traded companies. These investments are included in other assets on the accompanying Condensed Consolidated Balance Sheets, and are accounted for under the cost method. The Company holds less than 20 percent of the voting equity of such companies, and neither has nor seeks control or significant influence over the respective company’s operating and financial policies. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in gain on investments, net on the Condensed Consolidated Statements of Operations. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash to finance overhead, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary.

Notes Receivable from Non-Executive Employees

     The Company occasionally provides loans to various employees principally related to the respective employees’ relocation to the San Francisco Bay area. The loans are evidenced by secured promissory notes to the Company and bear interest at prevailing rates. Notes receivable from employees are included in prepaid expenses and other current assets, and other assets in the accompanying Condensed Consolidated Balance Sheets depending upon their remaining term. As of January 25, 2003 and October 26, 2002, the Company had outstanding loans to various employees totaling $7.1 million and $9.0 million, respectively. None of these loans have been issued to executive officers.

Concentrations

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments, and accounts receivable. Cash, cash equivalents, and short-term and long-term investments are primarily maintained at four major financial institutions in the United States. Deposits held with banks may be redeemed upon demand and may exceed the amount of insurance provided on such deposits. The Company principally invests in United States government agency debt securities and limits the amount of credit exposure to any one institution.

     A majority of the Company’s trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of January 25, 2003, and October 26, 2002, 75 percent and 73 percent of accounts receivable were concentrated with five customers, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses and sales returns, and other allowances. The Company has not experienced material credit losses in any of the periods presented.

     For the three-months ended January 25, 2003, and January 26, 2002, four customers each represented greater than ten percent of the Company’s total revenues for combined totals of 76 percent and 70 percent of total revenues, respectively. The level of sales to any single customer may vary and the loss of any single customer, or a decrease in the level of sales to any single customer, could seriously harm the Company’s financial condition and results of operations.

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

Revenue Recognition

     Product revenue. Product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. However, revenue recognition is deferred for shipments to new customers and for shipments to existing customers when significant support services are required to successfully integrate Brocade products into the customer’s products. These revenues, and related costs, are deferred and recognized when the customer has successfully integrated Brocade products into its product offerings and Brocade has met any support obligations. In addition, revenue from sales to master resellers is recognized upon reported sell-through.

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

     Warranty Expense. The Company provides warranties on its products ranging from one to three years. The Company accrues for estimated warranty costs and reduces revenue for estimated sales returns and other allowances at the time of shipment. A provision for estimated future costs relating to warranty expense is recorded as cost of revenues when revenue is recorded. Warranty costs, sales returns and other allowances are estimated based upon historical experience.

Computation of Net Income (Loss) per Share

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

Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended

	January 25,	January 26,
	2003	2002

Net income (loss)	$(6,890)	$11,671
Other comprehensive income:
Change in net unrealized gains on marketable equity securities and short-term investments	1,291	(397)
Cumulative translation adjustments	160	—

Total comprehensive income (loss)	$(5,439)	$11,274

Reclassifications

     Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires the recording of costs associated with exit or disposal activities at their fair values only when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS 146 were effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize and disclose a liability for the fair value of the obligation assumed under the guarantee. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has determined that the requirements of FIN 45 apply to its accrued warranty and standard indemnification clauses contained within its various customer contracts.

     As of January 25, 2003 and October 26, 2002, the Company’s accrued warranty was $3.8 million and $4.0 million, respectively (see Note 8). To date, there have been no known events or circumstances that have resulted in an indemnification related liability to the Company.

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

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. For arrangements entered into after January 31, 2003, FIN 46 is effective immediately. For arrangements entered into prior to January 31, 2003, FIN 46 is effective for the first interim or annual period beginning after June 15, 2003. The Company does not have any variable interest entities.

3. Restructuring Costs

     During the three months ended January 25, 2003, the Company completed a restructuring program to realign the organization and reduce the Company’s expense structure. The restructuring program included a workforce reduction of approximately 12 percent, consolidation of excess facilities, and the restructuring of certain business functions.

     The following table summarizes the restructuring costs incurred and charged to restructuring expense during the three months ended January 25, 2003, costs paid or otherwise settled, and the remaining unpaid or otherwise unsettled accrued liabilities (in thousands):

	Severance	Contract	Equipment
	and Benefits	Terminations	Impairment	Total

Restructuring costs incurred	$8,549	$947	$622	$10,118
Cash payments	(5,414)	(195)	—	(5,609)
Non-cash charges	(2,097)	—	(622)	(2,719)

Remaining accrued liabilities at January 25, 2003	$1,038	$752	$—	$1,790

     Severance and benefits charges of $8.5 million consisted of severance and associated employee termination costs related to the reduction of the Company’s workforce, including outplacement services and the write-off of employee loans of certain terminated employees. Contract termination charges of $0.9 million were primarily related to the cancellation of certain contracts in connection with the restructuring of certain business functions and the consolidation of excess facilities. Equipment impairment charges of $0.6 million were related to excess computer equipment resulting from the workforce reduction, consolidation of excess facilities, and the restructuring of certain business functions.

     Remaining accrued liabilities related to the restructuring program are included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. Remaining accrued liabilities related to severance and benefits are expected to be substantially paid or otherwise settled during the second quarter of fiscal year 2003. Remaining accrued liabilities related to contract terminations are expected to be paid or otherwise settled over their respective remaining contract terms through July of 2003.

4. Balance Sheet Details

     The following tables provide details of selected balance sheet items (in thousands):

	January 25,	October 26,
	2003	2002

Inventories, net:
Raw materials	$1,867	$645
Finished goods	3,605	4,757

Total	$5,472	$5,402

Property and equipment, net:
Computer equipment and software	$66,905	$64,220
Engineering and other equipment	99,293	96,904
Furniture and fixtures	3,810	3,647
Leasehold improvements	32,660	31,259

	202,668	196,030
Less: Accumulated depreciation and amortization	(62,223)	(52,405)

Total	$140,445	$143,625

     Leasehold improvements as of January 25, 2003 and October 26, 2002, are shown net of estimated asset impairments related to facilities lease losses (see Note 6).

5. Investments and Marketable Equity Securities

     The following tables summarize the Company’s investments and marketable equity securities (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

January 25, 2003
U.S. government obligations	$460,663	$12,647	$(11)	$473,299
Marketable equity securities	2,883	269	(95)	3,057

Total	$463,546	$12,916	$(106)	$476,356

Reported as:
Short-term investments				$90,654
Marketable equity securities				3,057
Long-term investments				382,645

Total				$476,356

October 26, 2002
U.S. government obligations	$361,074	$10,779	$—	$371,853
Marketable equity securities	347	—	(121)	226

Total	$361,421	$10,779	$(121)	$372,079

Reported as:
Short-term investments				$50,988
Marketable equity securities				226
Long-term investments				320,865

Total				$372,079

     No gains or losses were realized on the sale of investments or marketable equity securities for either of the three months ended January 25, 2003, or January 26, 2002. As of January 25, 2003, and October 26, 2002, net unrealized holding gains of $12.8 million and $10.7 million, respectively, were included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets.

     The following table summarizes the maturities of the Company’s investments in debt securities issued by United States government agencies as of January 25, 2003 (in thousands):

	Amortized	Fair
	Cost	Value

Less than one year	$90,395	$90,654
Due in 1 – 2 years	250,301	257,939
Due in 2 – 3 years	119,967	124,706

Total	$460,663	$473,299

6. Liabilities Associated with Facilities Lease Losses

     During the three months ended October 27, 2001, the Company recorded a charge of $39.8 million related to estimated facilities lease losses, net of expected sublease income, and a charge of $5.7 million in connection with the estimated impairment of certain related leasehold improvements. These charges represented the low-end of an estimated range that may be adjusted upon the occurrence of future triggering events. Triggering events may include, but are not limited to, changes in estimated time to sublease the facilities, sublease terms, sublease rates, expected future operating costs, and expected future use of the facilities.

     During the three months ended July 27, 2002, the Company completed a transaction to sublease a portion of these vacant facilities. Accordingly, based on then current market data, the Company revised certain estimates and assumptions, including those related to estimated sublease rates, estimated time to sublease the facilities, expected future operating costs, and expected future use of the facilities. The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary. No material adjustments were made to the facilities lease losses reserve for the three months ended January 25, 2003.

     Should there be changes in real estate market conditions or should it take longer than expected to find a suitable tenant to sublease the remaining vacant facilities, adjustments to the facilities lease losses reserve may be necessary in future periods based upon then current actual events and circumstances.

     The following table summarizes the activity related to the facilities lease losses reserve, net of expected sublease income (in thousands):

Facilities
Lease Losses

Reserve balances at October 26, 2002	$30,806
Cash payments on facilities leases	(2,258)
Non-cash charges	(203)

Reserve balances at January 25, 2003	$28,345

     Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2006.

7. Convertible Subordinated Debt

     On December 21, 2001, and January 10, 2002, the Company sold, in private placements pursuant to Section 4(2) of the Securities Act of 1933, as amended, $550 million in aggregate principal amount, two percent convertible subordinated notes due 2007. The initial purchasers purchased the notes from the Company at a discount of 2.25 percent of the aggregate principal amount. Holders of the notes may, in whole or in part, convert the notes into shares of the Company’s common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (aggregate of approximately 12.6 million shares) at any time prior to maturity on January 1, 2007. At any time on or after January 5, 2005, the Company may redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

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

     The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On January 24, 2003, the average bid and ask price on the Portal Market of the notes was 74.56, resulting in an aggregate fair value of approximately $410.1 million.

8. Commitments and Contingencies

Leases

     The Company leases its facilities and certain equipment under various operating lease agreements expiring through November 2013. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $18.7 million as security for the leases. Future minimum lease payments under all non-cancelable operating leases as of January 25, 2003 were $261.2 million. In addition to base rent, many of the facilities lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.

     As of January 25, 2003, the Company had recorded $28.3 million in facilities lease loss reserves related to future lease commitments, net of expected sublease income (see Note 6).

Product Warranties

     The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience. The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the three months ended January 25, 2003 (in thousands):

Accrued
Warranty

Balance at October 26, 2002	$3,966
Liabilities accrued for warranties issued during the period	285
Warranty claims paid during the period	(205)
Changes in liability for pre-existing warranties during the period	(224)

Balance at January 25, 2003	$3,822

     In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of January 25, 2003, there have been no known events or circumstances that have resulted in an indemnification related liability to the Company.

Manufacturing and Purchase Commitments

     The Company has a manufacturing agreement with Solectron Corporation (Solectron) under which the Company provides to Solectron a twelve-month product forecast and places purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to the Company’s customers. As of January 25, 2003, the Company’s commitment to Solectron for inventory components used in the manufacture of Brocade products was $30.7 million, net of purchase commitment reserves of $1.7 million, which the Company expects to utilize during future normal ongoing operations. Although the Company’s purchase orders placed with Solectron are cancelable, the terms of the agreement require the Company to purchase from Solectron all inventory components not returnable or usable by other Solectron customers.

     In addition, the Company purchases several key components used in the manufacture of its products. As of January 25, 2003, the Company had non-cancelable purchase commitments for various components totaling $11.3 million, net of purchase commitment reserves of $0.1 million, which the Company expects to utilize during future normal ongoing operations.

Legal Proceedings

     On January 10, 2003, a suit captioned Raytheon Company v. Brocade Communications Systems, Inc. et al. was filed against Brocade and various other companies in the United States District Court for the Eastern District of Texas. The complaint alleges that Brocade products infringe United States Patent No. 5,412,791, entitled “Mass Data Storage Library.” On February 6, 2003, Raytheon filed an amended complaint stating their original claim with more particularity. The Company believes that it has meritorious defenses to the claims and intends to defend the action vigorously.

     On February 14, 2002, a suit captioned McDATA Corp. v. Brocade Communications Systems, Inc. was filed against the Company in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fibre Channel Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe United States Patent No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin the Company from infringing the patent in the future. On March 4, 2002, McDATA Corporation (McDATA) filed an amended complaint, in which it additionally alleged that the Brocade SilkWorm 3200 Entry Fabric Switch infringed this patent. In connection with this suit, on March 4, 2002, McDATA filed a motion for a preliminary injunction against the Company with regard to the patent. On April 8, 2002, the Company filed an answer and counterclaims asserting, among other things, no infringement, and that the patent is invalid, unenforceable and covered by an existing covenant not to sue between the parties. A hearing on McDATA’s motion for preliminary injunction was held during the week of July 15, 2002. In an order dated December 6, 2002, the Court denied McDATA’s motion for a preliminary injunction. On December 23, 2002, McDATA filed a demand for arbitration to move this matter from the United States District Court for the District of Colorado to arbitration. The matter has been referred to arbitration. No arbitration date has been set. The Company believes that it has meritorious defenses to the claims and intends to defend the action vigorously.

     On July 20, 2001, the first of a number of putative class actions was filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and certain of the underwriters for the Company’s initial public offering. Those cases were consolidated under the caption Chae v. Brocade Communications Systems, Inc. et al. The complaints generally alleged that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering of securities. On March 1, 2002, the Court entered an order dismissing without prejudice all claims against the Company and its officers and directors named in the consolidated proceeding. On April 19, 2002, a consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation was filed which makes claims against the Brocade parties that are substantially similar to those alleged in the earlier case. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. In October 2002, the individual defendants were dismissed without prejudice from the action. On February 19, 2003, the Court entered an order dismissing all of the plaintiffs’ claims against the Company. No appeal has been filed.

9. Common Stock

     On December 9, 2002, the Company announced that its Board of Directors approved a voluntary stock option exchange program (the Exchange Program) for employees. Under the Exchange Program, employees were offered the opportunity to exchange an aggregate of approximately 67.3 million outstanding stock options with exercise prices equal to or greater than $12.00 per share for new stock options to be granted at an exchange ratio determined by the date the exchanged stock options were granted. Participating employees other than the Chief Executive Officer (CEO) would receive new stock options in exchange for their eligible outstanding stock options at an exchange ratio of either 1 for 1, 1 for 2, or 1 for 3, depending on the grant date of the exchanged stock option. The CEO would receive new stock options in exchange for eligible outstanding stock options at an exchange ratio of 1 for 10.

     On January 9, 2003, and in accordance with the Exchange Program, the Company cancelled 58.6 million outstanding stock options and issued promises to grant 29.9 million new stock options to participating employees. The new stock options will be granted on July 10, 2003, which is the first business day that is six months and one day after the cancellation of the exchanged options. The exercise price per share of the new stock options will be equal to the fair market value of the Company’s common stock at the close of regular trading on July 10, 2003. However, the exercise price per share of the new stock options granted to the Company’s officers will not be less than $5.21 per share, which is 110 percent of the average closing price of the Company’s common stock during the offer period. The 29.9 million new stock options to be granted on July 10, 2003, represent approximately 12.7 percent of the Company’s total shares of common stock outstanding as of January 25, 2003, and could have a dilutive impact on the Company’s future earnings per share to the extent that the future market price of the Company’s common stock exceeds the exercise price of the new stock options. No financial or accounting impact to the Company’s financial position, results of operations, or cash flows for the three months ended January 25, 2003, was associated with this transaction.

10. Segment Information

     The Company is organized and operates as one operating segment: the design, development, marketing and selling of infrastructure for storage area networks (SANs). The CEO is the Company’s Chief Operating Decision Maker (CODM), as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The CODM allocates resources and assesses the performance of the Company based on revenues and overall profitability.

     Revenues are attributed to geographic areas based on the location of the customer to which products are shipped. Domestic revenues include sales to certain OEM customers who take possession of Brocade products domestically and then distribute these products to their international customers. Domestic and international revenues were approximately 69 percent and 31 percent of total revenues, respectively, for the three months ended January 25, 2003. Domestic and international revenues were approximately 70 percent and 30 percent of total revenues, respectively, for the three months ended January 26, 2002. To date, service revenue has not exceeded 10 percent of total revenues. Identifiable assets located in foreign countries were not material as of January 25, 2003, and October 26, 2002. For the three months ended January 25, 2003 and January 26, 2002, four customers each represented greater than ten percent of the Company’s total revenues for combined totals of 76 percent and 70 percent of total revenues, respectively.

11. Gain on Investments, net

     Net gain on investments for the three months ended January 25, 2003 consisted of a gain of $2.5 million resulting from a publicly traded company’s acquisition of 100 percent of the equity of a non-publicly traded company in which Brocade had a minority equity investment. As a result of this acquisition, Brocade received common shares of the publicly traded company in exchange for its minority equity investment in the non-publicly traded company. In addition, during the three months ended January 25, 2003, the Company recorded an impairment charge of $2.2 million related to an other-than-temporary decline in the estimated fair value of a minority equity investment in a different non-publicly traded company that supplies semiconductors and related software based on an alternative transport protocol. During the three months ended January 25, 2003, several developers of this alternative transport protocol abandoned their development programs due to a lack of general demand for the alternative transport protocol. The impairment charge reduced the carrying value of the Company’s investment to zero, which is the estimated fair value.

12. Net Income (Loss) per Share

     The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended

	January 25,	January 26,
	2003	2002

Net income (loss)	$(6,890)	$11,671

Basic and diluted net income (loss) per share:
Weighted-average shares of common stock outstanding	235,130	231,000
Less: Weighted-average shares of common stock subject to repurchase	(232)	(2,744)

Weighted-average shares used in computing basic net income (loss) per share	234,898	228,256
Dilutive effect of common share equivalents	—	19,977

Weighted-average shares used in computing diluted net income (loss) per share	234,898	248,233

Basic net income (loss) per share	$(0.03)	$0.05

Diluted net income (loss) per share	$(0.03)	$0.05

     For the three months ended January 25, 2003 and January 26, 2002, potential common shares in the form of stock options to purchase a weighted-average of 65.7 million and 29.4 million shares of common stock, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share. In addition, for the three months ended January 25, 2003 and January 26, 2002, potential common shares resulting from the potential conversion on a weighted-average basis, of the Company’s convertible subordinated debt, of 12.6 million and 5.0 million common shares, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share.

13. Subsequent Events

     On January 27, 2003, the Company completed its acquisition of Rhapsody Networks, Inc. (Rhapsody), a provider of next-generation intelligent switching platforms. In exchange for all of the outstanding securities of Rhapsody, the Company issued 20.5 million shares of its common stock, including assumed warrants and stock options. In addition, the Company will issue up to an additional 2.9 million shares of its common stock if the Rhapsody business successfully completes specified product milestones by November 30, 2003.

     The final purchase price of this transaction will be based on several factors including the average price of the Company’s common stock at the time the definitive agreement was signed, the calculated value of assumed warrants and stock options, direct acquisition costs, and the intrinsic value of unvested assumed stock options and common stock subject to repurchase by the Company. The Company currently anticipates the final purchase price will be in the range of $135 million to $145 million.

     The acquisition of Rhapsody will be accounted for as an asset purchase. Accordingly, the final purchase price will be allocated to the assets acquired, liabilities assumed, and acquired in-process research and development based on their respective fair values. The excess of purchase price over the fair value of net assets received will be allocated to acquired in-process research and development and acquired intangible and non-monetary assets. The final purchase price allocation will depend upon the final valuation of the assets acquired and liabilities assumed based upon independent appraisals and an audit of the Rhapsody balance sheet as of the closing date. Although this analysis is not yet complete, the Company currently expects to incur a charge in the range of $125 million to $135 million related to the write-off of acquired in-process research and development expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements. These forward-looking statements include predictions regarding our future:

•	revenues and profits;
•	customer concentration;
•	research and development expenses;
•	sales and marketing expenses;
•	general and administrative expenses;
•	amortization of deferred stock compensation;
•	interest income and expense;
•	income taxes;
•	liquidity and sufficiency of existing cash, cash equivalents, and short-term investments for near-term requirements; and
•	the effect of recent accounting pronouncements on our financial condition and results of operations.

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

     The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Condensed Consolidated Financial Statements and notes thereto included in Item 1 of this Quarterly Report, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K filed with the SEC on January 22, 2003.

Recent Events

     On January 27, 2003, we completed our acquisition of Rhapsody, a provider of next-generation intelligent switching platforms. In exchange for all of the outstanding securities of Rhapsody, we issued 20.5 million shares of our common stock, including assumed warrants and stock options. Additional details related to the acquisition are noted below under the heading “Results of Operations.”

Results of Operations

     The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

	Three Months Ended

	January 25,	January 26,
	2003	2002

Net revenues	100.0%	100.0%
Cost of revenues	46.3	39.8

Gross margin	53.7	60.2

Operating expenses:
Research and development	25.9	23.8
Sales and marketing	25.0	20.8
General and administrative	4.1	3.7
Amortization of deferred stock compensation	—	0.2
Restructuring costs	8.2	—

Total operating expenses	63.2	48.5

Income (loss) from operations	(9.5)	11.7
Interest and other income, net	4.0	2.7
Interest expense	(2.7)	(1.0)
Gain on investments, net	0.3	—

Income (loss) before provision for income taxes	(7.9)	13.4
Income tax (benefit) provision	(2.3)	3.9

Net income (loss)	(5.6)%	9.5%

     Revenues. Our revenues are derived primarily from sales of our SilkWorm family of products. Net revenues for the three months ended January 25, 2003, and January 26, 2002, were each $123.1 million. Revenue growth was negatively impacted by declines in average selling prices, offset by an increase in total volume. Revenue growth was also negatively impacted by the continuing unfavorable economic conditions and reduced IT spending environment that began in fiscal year 2001, and by recent reductions in the supply of our product maintained by our primary OEM customers. We are unable to predict when the IT spending environment will improve, if at all. As a result, our growth rates may continue to be negatively impacted.

     Domestic and international revenues were approximately 69 percent and 31 percent of total revenues, respectively, for the three months ended January 25, 2003. Domestic and international revenues were approximately 70 percent and 30 percent of total revenues, respectively, for the three months ended January 26, 2002. Revenues are attributed to geographic areas based on the location of the customer to which our products are shipped. International revenues primarily consisted of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of our products domestically and then distribute these products to their international customers. Our mix of international and domestic revenue can therefore vary depending on the relative mix of sales to certain OEM customers.

     A significant portion of our revenues is concentrated among a relatively small number of customers. For the three months ended January 25, 2003, and January 26, 2002, four customers each represented greater than ten percent of our total revenues for combined totals of 76 percent and 70 percent of total revenues, respectively. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of customers. Therefore, the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, could seriously harm our financial condition and results of operations. In addition, during fiscal year 2002, HP and Compaq, two of our significant OEM customers, merged. While to date the impact of this merger has not been material, we are unable to predict the impact this merger may have on our business. It is possible that, as a result of this merger, sales of our products to the combined company could be disrupted or decline.

     Gross margin. Gross margin for the three months ended January 25, 2003 was 53.7 percent, compared with 60.2 percent for the three months ended January 26, 2002. The reduction in gross margin was primarily related to an increase in fixed manufacturing costs and declines in the average selling prices of our products.

     Research and development expenses. Research and development (R&D) expenses increased to $31.9 million for the three months ended January 25, 2003, compared with $29.3 million for the three months ended January 26, 2002. R&D expenses consist primarily of salaries and related expenses for personnel engaged in engineering and R&D activities; fees paid to consultants and outside service providers; nonrecurring engineering charges; prototyping expenses related to the design, development, testing and enhancement of our products; depreciation related to engineering and other test equipment; and IT and facilities expenses. The increase in R&D expenses reflects our belief that continued investment in R&D is a critical factor in maintaining our competitive position. We currently anticipate that R&D expenses for the next three months will increase on an absolute dollars basis primarily resulting from incremental spending associated with our acquisition of Rhapsody.

     Sales and marketing expenses. Sales and marketing expenses increased to $30.8 million for the three months ended January 25, 2003, compared with $25.6 million for the three months ended January 26, 2002. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses. The increase in sales and marketing expenses was primarily due to the expansion of our sales and marketing organizations. We currently anticipate that sales and marketing expenses for the next three months will decrease on an absolute dollar basis, primarily resulting from our restructuring program completed during the three months ended January 25, 2003.

     General and administrative expenses. General and administrative (G&A) expenses were $5.0 million for the three months ended January 25, 2003, compared with $4.5 million for the three months ended January 26, 2002. G&A expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses. The increase in G&A expenses was primarily due to an increase in G&A related personnel. We currently anticipate that G&A expenses for the next three months will increase slightly on an absolute dollar basis.

     Restructuring costs. During the three months ended January 25, 2003, we completed a restructuring program to realign the organization and reduce our expense structure. The restructuring program included a workforce reduction of approximately 12 percent, consolidation of excess facilities, and the restructuring of certain business functions. As a result of the restructuring program, we recorded restructuring costs of $10.1 million during the three months ended January 25, 2003 (see Note 3 “Restructuring Costs,” of the Notes to Condensed Consolidated Financial Statements).

     Amortization of deferred stock compensation. Amortization of deferred stock compensation was $0.1 million and $0.2 million for the three months ended January 25, 2003 and January 26, 2002, respectively. As of January 25, 2003, all previously recorded deferred stock compensation had been fully amortized. During the next three months we anticipate recording additional deferred stock compensation in connection with our acquisition of Rhapsody.

     Interest and other income, net. Net interest and other income was $5.0 million for the three months ended January 25, 2003, compared with $3.3 million for the three months ended January 26, 2002. The increase was primarily the result of increased average cash and investment balances. The increase in cash and investment balances was primarily related to cash generated from operations and the proceeds from the $550 million in aggregate principal amount of two percent convertible subordinated notes due 2007 that we issued in December 2001 and January 2002 (see Note 7, “Convertible Subordinated Debt,” of the Notes to Condensed Consolidated Financial Statements).

     Interest expense. Interest expense was $3.4 million for the three months ended January 25, 2003, compared with $1.3 million for the three months ended January 26, 2002. Interest expense primarily represents the interest cost associated with our convertible subordinated notes issued during the three months ended January 26, 2002.

     Gain on investments, net. Net gain on investments for the three months ended January 25, 2003, consisted of a gain of $2.5 million resulting from a publicly traded company’s acquisition of 100 percent of the equity of a non-publicly traded company in which we had a minority equity investment. In addition, during the three months ended January 25, 2003, we recorded an impairment charge of $2.2 million related to an other-than-temporary decline in the estimated fair value of a minority equity investment in a different non-publicly traded company (see Note 11, “Gain on Investments, net,” of the Notes to Condensed Consolidated Financial Statements).

     Income tax (benefit) provision. Our effective tax rate for the three months ended January 25, 2003 was a benefit of 29 percent, compared with a provision of 29 percent for the three months ended January 26, 2002. Our ability to maintain our current effective tax rate requires that international revenues and earnings as a percentage of total revenues and earnings be consistent with historical levels. To the extent that international revenues and earnings differ from those historically achieved, a factor largely influenced by the buying behavior of our OEM partners, or unfavorable changes in tax laws and regulations occur, our effective tax rate could change. We currently anticipate that our effective tax rate for the next three months will be negatively impacted as a result of nondeductible expenses incurred in connection with our acquisition of Rhapsody.

     Acquisition of Rhapsody. On January 27, 2003, we completed our acquisition of Rhapsody, a provider of next-generation intelligent switching platforms. In exchange for all of the outstanding securities of Rhapsody, we issued 20.5 million shares of our common stock, including assumed warrants and stock options. In addition, we will issue up to an additional 2.9 million shares of our common stock if the Rhapsody business successfully completes specified product milestones by November 30, 2003.

     The final purchase price of this transaction will be based on several factors including the average price of our common stock at the time the definitive agreement was signed, the calculated value of assumed warrants and stock options, direct acquisition costs, and the intrinsic value of unvested assumed stock options and common stock subject to repurchase by us. We currently anticipate the final purchase price will be in the range of $135 million to $145 million.

     The acquisition of Rhapsody will be accounted for as an asset purchase. Accordingly, the final purchase price will be allocated to the assets acquired, liabilities assumed, and acquired in-process research and development based on their respective fair values. The excess of purchase price over the fair value of net assets received will be allocated to acquired in-process research and development and acquired intangible and non-monetary assets. The final purchase price allocation will depend upon the final valuation of the assets acquired and liabilities assumed based upon independent appraisals and an audit of the Rhapsody balance sheet as of the closing date. Although this analysis is not yet complete, we currently expect to incur a charge in the range of $125 million to $135 million related to the write-off of acquired in-process research and development expenses.

     In addition, for the next three months, we currently expect to incur estimated incremental operating expenses, which will be primarily R&D expenses, of approximately $7.0 million in connection with the acquisition of Rhapsody. For the next three months, we also expect to incur non-cash charges of approximately $0.5 million to $1.5 million associated with the amortization of estimated acquired intangible assets and deferred stock compensation.

Liquidity and Capital Resources

     Cash, cash equivalents, short-term investments and long-term investments were $893.4 million as of January 25, 2003. For the three months ended January 25, 2003, we generated $8.6 million in cash from operating activities, primarily related to a decrease in accounts receivable. Days sales outstanding in receivables for the three months ended January 25, 2003 was 53 days, compared with 58 days for the three months ended October 26, 2002.

     Net cash used in investing activities for the three months ended January 25, 2003 totaled $108.6 million and was the result of $100.5 million in purchases of short and long-term investments, and $8.1 million invested in capital equipment. Net cash provided by financing activities for the three months ended January 25, 2003 totaled $3.4 million, and was the result of net proceeds from the issuance of common stock related to employee participation in employee stock programs.

     Net proceeds from the issuance of common stock related to employee participation in employee stock programs have historically been a significant component of our liquidity. The extent to which our employees participate in these programs generally increases or decreases based upon changes in the market price of our common stock. As a result, our cash flows resulting from the issuance of common stock related to employee participation in employee stock programs will vary. We do not expect to generate significant cash flows from the issuance of common stock related to employee participation in employee stock programs during fiscal year 2003 as a result of our voluntary stock option exchange program.

     We have a manufacturing agreement with Solectron under which we provide to Solectron a twelve-month product forecast and place purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to our customers. As of January 25, 2003, our commitment to Solectron for inventory components used in the manufacture of our products was $30.7 million, net of purchase commitment reserves of $1.7 million, which we expect to utilize during future normal ongoing operations. Although the purchase orders we place with Solectron are cancelable, the terms of the agreement require us to purchase from Solectron all inventory components not returnable or usable by other Solectron customers.

     In addition, we purchase several key components used in the manufacture of our products. As of January 25, 2003, we had non-cancelable purchase commitments for various components totaling $11.3 million, net of purchase commitment reserves of $0.1 million, which we expect to utilize during future normal ongoing operations.

     On December 21, 2001, and January 10, 2002, we sold $550 million in aggregate principal amount of two percent convertible subordinated notes due 2007 (see note 7, “Convertible Subordinated Debt,” of the Notes to Condensed Consolidated Financial Statements). Holders of the notes may, in whole or in part, convert the notes into shares of our common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (aggregate of approximately 12.6 million shares) at any time prior to maturity on January 1, 2007. At any time on or after January 5, 2005, we may redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

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

     The following table summarizes our contractual obligations (including interest expense) and commitments as of January 25, 2003 (in thousands):

		Less than			After
	Total	1 year	1 – 3 years		3 years

Contractual Obligations:
Convertible subordinated notes, including interest	$594,000	$11,000		$22,000	$561,000
Non-cancelable operating leases	261,164	31,746		56,167	173,251
Unconditional purchase obligations, gross	43,854	43,854		—	—

Total contractual cash obligations	$899,018	$86,600		$78,167	$734,251

Other Commitments:
Standby letters of credit	$18,749	$ n/a	$	n/a	$ n/a

     We believe that our existing cash, cash equivalents, short-term and long-term investments, and cash expected to be generated from future operations will be sufficient to meet our capital requirements at least through the next 12 months. Our future capital requirements will depend on many factors, including: the rate of revenue growth; the timing and extent of spending to support product development efforts and the expansion of sales and marketing; the timing of introductions of new products and enhancements to existing products; and the market acceptance of our products.

Related Party Transactions

     Larry W. Sonsini, a director of Brocade, serves as a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation (WSGR), our principal outside legal counsel. Aggregate fees billed to us by WSGR for legal services rendered, including general corporate counseling, litigation services, merger and acquisition related services, and services related to our convertible debt offering, during the three months ended January 25, 2003 and January 26, 2002, were $0.5 million and $0.4 million, respectively.

Use of Estimates and Critical Accounting Policies

     Our discussion and analysis of financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an on-going basis, our estimates and judgments, including those related to sales returns, bad debts, excess inventory and purchase commitments, investments, warranty obligations, lease losses, income taxes, and contingencies and litigation. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our Condensed Consolidated Financial Statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations, and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:

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

     During the three months ended October 27, 2001, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we performed a comprehensive analysis of our real estate facilities requirements and identified vacant excess facility space, which was subsequently offered for sublease. Based upon the results of this analysis, during the three months ended October 27, 2001, we recorded a charge of $39.8 million related to estimated facilities lease losses, net of expected sublease income, and a charge of $5.7 million in connection with the estimated impairment of certain related leasehold improvements. In determining the net facilities lease losses and related asset impairment charges, various assumptions were made, including the time period over which the facilities will be vacant, expected sublease terms, expected sublease rates, anticipated future operating expenses, and expected future use of the facilities. The charges represented the low-end of an estimated range that may be adjusted upon the occurrence of future triggering events. Triggering events may include, but are not limited to, changes in estimated time to sublease the facilities, sublease terms, sublease rates, expected future operating costs, and expected future use of the facilities.

     During the three months ended July 27, 2002, we completed a transaction to sublease a portion of these vacant facilities. Accordingly, based on then current market data, we revised certain estimates and assumptions, including those related to estimated sublease rates, estimated time to sublease the facilities, expected future operating costs, and expected future use of the facilities. We reevaluate our estimates and assumptions on a quarterly basis and make adjustments to the reserve balance if necessary. No material adjustments were made to the facilities lease losses reserve for the three months ended January 25, 2003. Should there be changes in real estate market conditions or should it take longer than expected to find a suitable tenant to sublease the remaining vacant facilities, adjustments to the facilities lease losses reserve may be necessary in future periods based upon then current actual events and circumstances.

     The determination of our tax provision is subject to judgments and estimates due to operations in several tax jurisdictions outside the United States. Sales to our international customers are generally taxed at rates that are lower than United States rates, resulting in a reduction of our effective tax rate. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the United States and in the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving and expect to receive from international sales of our products. In addition, a decrease in the percentage of our total revenue from international customers or in the mix of international revenue among particular tax jurisdictions could change our overall effective tax rate. Also, our current effective tax rate assumes that United States income taxes are not provided for undistributed earnings of certain non-United States subsidiaries. These earnings could become subject to United States federal and state income taxes and foreign withholding taxes, as applicable, should they be either deemed or actually remitted from our international subsidiaries to the United States.

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

Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires the recording of costs associated with exit or disposal activities at their fair values only when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002; however, early application is encouraged. The adoption of SFAS 146 did not have a material effect on our financial position, results of operations, or cash flows.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize and disclose a liability for the fair value of the obligation assumed under the guarantee. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have determined that the requirements of FIN 45 apply to our accrued warranty and standard indemnification clauses contained within our various customer contracts. As of January 25, 2003 and October 26, 2002, our accrued warranty was $3.8 million and $4.0 million, respectively (see Note 8, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements). To date, there have been no known events or circumstances that have resulted in an indemnification related liability to us.

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

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. For arrangements entered into after January 31, 2003, FIN 46 is effective immediately. For arrangements entered into prior to January 31, 2003, FIN 46 is effective for the first interim or annual period beginning after June 15, 2003. We do not have any variable interest entities.

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

     Although our customer base has increased, we still depend on large, recurring purchases from a limited number of large OEM partners. Our agreements with our OEM partners are typically cancelable, non-exclusive, and have no minimum purchase requirements. For the three months ended January 25, 2003, four customers each represented greater than ten percent of our total revenues for a combined total of 76 percent of our total revenues. During fiscal year 2002, two of our significant OEM partners, HP and Compaq, merged. We are unable to predict the impact this merger may have on our business. While to date the impact of this merger has not been material, this merger may result in a decrease or a disruption in our sales to the combined company.

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

     Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and introducing high-quality, cost-effective products and product enhancements on a timely basis, and by keeping pace with technological developments and emerging industry standards. During the second quarter of fiscal 2002, we introduced the SilkWorm 12000 Core Fabric Switch targeted at expanding our existing market and gaining market share in the high-end enterprise-class market. We expect to launch new products and product enhancements during the next year that will further expand the market opportunity for the SilkWorm 12000 Core Fabric Switch. We expect that our future revenue growth will be dependent on the success of the SilkWorm 12000 Core Fabric Switch, the success of other members of our current line of products, new product enhancements, and the continued development of new products. In the past we have experienced delays in product development; such delays could occur in the future. In addition, if we are unable to achieve market acceptance of our new products, our business and results of operations could be harmed.

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

     Our ability to successfully implement our business plan, develop and offer products, and manage our business in a rapidly evolving market requires a comprehensive and effective planning and management process. We continue to change the scope of our operations domestically and internationally, including managing our headcount appropriately. In addition, our recent acquisition of Rhapsody and its integration into Brocade could present additional management challenges. Changes in our business, headcount, organizational structure and relationships with customers and other third parties has placed, and will continue to place, a significant strain on management systems and resources. Our failure to continue to improve upon our operational, managerial, and financial controls, reporting systems, and procedures, and our failure to continue to train and manage our work force worldwide, could seriously harm our business and financial results.

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

     We currently depend on two third-party contract manufacturers, Solectron and Foxconn, to manufacture our products. If we should fail to effectively manage the production of our products through Solectron and Foxconn, or if Solectron or Foxconn experience delays, disruptions, capacity constraints, or quality control problems in their manufacturing operations, shipment of our products to our customers could be delayed and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production is a lengthy and expensive process and if we are required or choose to change contract manufacturers, we may lose revenue and injure our customer relationships.

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

     We recently completed our acquisition of Rhapsody. We expect this acquisition will adversely affect our earnings per share at least through our fiscal year 2004.

     We recently completed a restructuring program that included a workforce reduction, consolidation of excess facilities, and the restructuring of certain business functions. As part of this restructuring program, we reduced our workforce by approximately 12 percent. Our planned reduction in spending related to this restructuring program is subject to risks and uncertainties, including the difficulty of achieving anticipated cost reductions due to unforeseen expenses we may incur in future quarters and an inability to reduce expenses without jeopardizing further development, marketing, and sales of our products. Additionally, it is possible that these reductions in spending may not be sufficient to achieve their intended goals. Because we cannot predict our revenue with certainty, additional restructuring activity may be necessary to reduce our expenses.

     Our Board of Directors approved a voluntary stock option exchange program for employees. Under the stock option exchange program, employees were offered the opportunity to exchange an aggregate of approximately 67.3 million outstanding stock options with exercise prices equal to or greater than $12.00 per share for new stock options to be granted at an exchange ratio determined by the date the exchanged stock options were granted. In accordance with this program, on January 9, 2003, we cancelled 58.6 million outstanding stock options and issued promises to grant 29.9 million new stock options to participating employees. The new stock options will be granted on July 10, 2003, which is the first business day that is six months and one day after the cancellation of the exchanged options. The 29.9 million new stock options to be granted on July 10, 2003, represent approximately 12.7 percent of the total shares of our common stock outstanding as of January 25, 2003, and could have a dilutive impact on our future earnings per share to the extent that the future market price of our common stock exceeds the exercise price of the new stock options.

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

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. On February 14, 2002, a suit captioned McDATA Corp. v. Brocade Communications Systems, Inc. was filed against us in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fibre Channel Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe United States Patent No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patent in the future. On March 4, 2002, McDATA filed an amended complaint, in which it additionally alleged that the Brocade SilkWorm 3200 Entry Fabric Switch infringed this patent. In connection with this suit, on March 4, 2002, McDATA filed a motion for a preliminary injunction against Brocade with regard to the patent. On April 8, 2002, we filed an answer and counterclaims asserting, among other things, no infringement, and that the patent is invalid, unenforceable and covered by an existing covenant not to sue between the parties. A hearing on McDATA’s motion for preliminary injunction was held during the week of July 15, 2002. In an order dated December 6, 2002, the Court denied McDATA’s motion for a preliminary injunction. On December 23, 2002, McDATA filed a demand for arbitration to move this matter from the United States District Court for the District of Colorado to arbitration. The matter has been referred to arbitration. No arbitration date has been set. We believe that we have meritorious defenses to the claims and intend to defend the action vigorously. Additional action will be required to finally dispose of this case.

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

     We recently completed our acquisition of Rhapsody. As part of our strategy, we expect to continue to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. We may buy other businesses, products, or technologies in the future. In the event of any future purchases, we could:

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

Interest Rate Risk

     Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at four major financial institutions in the United States. As of January 25, 2003, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.

     The following table presents the hypothetical changes in fair values of our investments in debt securities issued by United States government agencies as of January 25, 2003 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities				Valuation of Securities
	Given an Interest Rate			Fair Value	Given an Interest Rate
	Decrease of X Basis Points			As of	Increase of X Basis Points
				January 25,
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2003	50 BPS	100 BPS	150 BPS

U.S. government agency debt securities	$483,524	$479,675	$475,870	$473,299	$469,480	$465,738	$462,039

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

     The following table (in thousands) presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of January 25, 2003. Carrying value approximates fair value.

		Average
	Amount	Interest Rate

Cash and cash equivalents	$420,107	1.3%
Short-term investments	90,654	2.1%
Long-term investments	382,645	3.6%

Total	$893,406	2.4%

     Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. Therefore, we are not exposed to changes in interest rates related to our long-term debt instruments. The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On January 24, 2003, the average bid and ask price on the Portal Market of our convertible subordinated notes due 2007 was 74.56, resulting in an aggregate fair value of approximately $410.1 million. Our common stock is quoted on the Nasdaq National Market under the symbol “BRCD.” On January 24, 2003, the last reported sale price of our common stock on the Nasdaq National Market was $4.80 per share.

Equity Security Price Risk

     Our exposure to market risk due to equity security price fluctuations primarily relates to investments in marketable equity securities. These investments are principally in companies in the volatile high-technology sector. We do not attempt to reduce or eliminate the market exposure on these securities. Adverse changes in equity prices of 25 percent, 50 percent, and 75 percent would result in decreases of approximately $0.8 million, $1.5 million, and $2.3 million in the fair value of marketable equity securities as of January 25, 2003, respectively.

Item 4. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures: Based on our evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     (b)  Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     On January 10, 2003, a suit captioned Raytheon Company v. Brocade Communications Systems, Inc. et al. was filed against Brocade and various other companies in the United States District Court for the Eastern District of Texas. The complaint alleges that Brocade products infringe United States Patent No. 5,412,791, entitled “Mass Data Storage Library.” On February 6, 2003, Raytheon filed an amended complaint stating their original claim with more particularity. We believe that we have meritorious defenses to the claims and intend to defend the action vigorously.

     On February 14, 2002, a suit captioned McDATA Corp. v. Brocade Communications Systems, Inc. was filed against us in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fibre Channel Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe United States Patent No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patent in the future. On March 4, 2002, McDATA filed an amended complaint, in which it additionally alleged that the Brocade SilkWorm 3200 Entry Fabric Switch infringed this patent. In connection with this suit, on March 4, 2002, McDATA filed a motion for a preliminary injunction against Brocade with regard to the patent. On April 8, 2002, we filed an answer and counterclaims asserting, among other things, no infringement, and that the patent is invalid, unenforceable and covered by an existing covenant not to sue between the parties. A hearing on McDATA’s motion for preliminary injunction was held during the week of July 15, 2002. In an order dated December 6, 2002, the Court denied McDATA’s motion for a preliminary injunction. On December 23, 2002, McDATA filed a demand for arbitration to move this matter from the United States District Court for the District of Colorado to arbitration. The matter has been referred to arbitration. No arbitration date has been set. We believe that we have meritorious defenses to the claims and intends to defend the action vigorously.

     On July 20, 2001, the first of a number of putative class actions was filed in the United States District Court for the Southern District of New York against Brocade, certain of its officers and directors, and certain of the underwriters for its initial public offering. Those cases were consolidated under the caption Chae v. Brocade Communications Systems, Inc. et al. The complaints generally alleged that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. On March 1, 2002, the Court entered an order dismissing without prejudice all claims against Brocade and its officers and directors named in the consolidated proceeding. On April 19, 2002, a consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation was filed which makes claims against the Brocade parties that are substantially similar to those alleged in the earlier case. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. In October 2002, the individual defendants were dismissed without prejudice from the action. On February 19, 2003, the Court entered an order dismissing all of the plaintiffs’ claims against Brocade. No appeal has been filed.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

Exhibit
Number	Description of Document

2.1	Agreement and Plan or Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated November 5, 2002.

2.2	First Amendment to Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated January 5, 2003.

3.1 (8)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Bylaws of the Registrant.

3.3 (10)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc.

4.1 (1)	Form of Registrant’s Common Stock certificate.

4.2 (10)	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A.

4.3 (9)	Indenture, dated as of December 21, 2001, between Brocade and State Street Bank and Trust Company of California, N.A.

4.4 (9)	Form of Note (included in Exhibit 4.3).

4.5 (9)	Registration Rights Agreement, dated as of December 21, 2001, by and among Brocade and Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc. and Merrill Lynch Pierce Fenner and Smith Incorporated.

10.1 (1)	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers.

10.2 (1) *	1995 Equity Incentive Plan and forms of agreements thereunder.

10.3 (1) *	1998 Equity Incentive Plan and forms of agreements thereunder.

10.4 (1) *	1998 Executive Equity Incentive Plan and forms of agreements thereunder.

10.5 (7) *	Amended and Restated 1999 Director Option Plan as of April 17, 2001, and form of agreement thereunder.

10.6 (2) *	1999 Employee Stock Purchase Plan.

10.7 (2) *	1999 Stock Plan and forms of agreements thereunder.

10.8 (13) *	1999 Nonstatutory Stock Option Plan and forms of agreements thereunder, as amended.

10.9 (1)	Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade dated September 5, 1996.

10.10 (1) #	Acknowledgement between Wind River Systems, Inc. and Brocade dated April 22, 1999.

10.11 (1) *	Letter Agreement with Michael J. Byrd dated April 5, 1999.

10.12 (3) #	Manufacturing Agreement between Solectron California Corporation and Brocade dated July 30, 1999.

10.13 (3)	Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999.

10.14 (5)	First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000.

10.15 (5)	Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000.

10.16 (4)	Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2000.

10.17 (5)	First Amendment to Credit Agreement between Comerica Bank-California and Brocade dated March 21, 2000.

10.18 (5)	Second Amendment to Credit Agreement between Comerica Bank-California and Brocade dated September 20, 2000.

10.19 (5)	Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000.

10.20 (5) #	Purchase Agreement between Compaq Computer Corporation and Brocade dated February 1, 2000.

10.21 (5) *	Promissory Note between David A. Smith and Brocade dated April 27, 2000.

10.22 (5) #	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000.

10.23 (8) #	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000.

10.24	Extension Agreement between EMC Corporation and Brocade dated November 13, 2002.

10.25 (8) #	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999.

10.26 (8)	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade.

10.27 (8) #	Statement of Work #1 between International Business Machines Corporation and Brocade.

10.28 (8) #	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.29 (8) #	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade.

Exhibit
Number	Description of Document

10.30 (8) #	Statement of Work #2 between International Business Machines Corporation and Brocade.

10.31 (6)	Third Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 22, 2001.

10.32 (6)	Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000.

10.33 (11) #	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.34 (11) #	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.35 (12) +	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.36 +	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.37 +	Amendment No. 9 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.38 (11) #	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.

10.39 (11)	Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.

10.40 (12) +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement).

10.41 (12) +	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001.

10.42 (12)	Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002.

10.43 (12) +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement).

10.44 (12) +	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001.

10.45 (12) +	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001.

10.46 (12) +	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002.

10.47 (12) +	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002.

10.48 +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

99.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(2)	Incorporated by reference from Brocade’s Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000.

(3)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended.

(4)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000.

(5)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

(6)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001.

(7)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2001.

(8)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001.

(9)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002.

(10)	Incorporated by reference from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002.

(11)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002.

(12)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002.

(13)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002.

     (b)  Reports on Form 8-K.

     We filed two reports on Form 8-K during the quarter ended January 25, 2003. Information regarding the items reported on is as follows:

Date	Item Reported On

November 5, 2002 November 21, 2002	Announcement of agreement to acquire Rhapsody Networks, Inc. Announcement of financial results for the fourth quarter and fiscal year ended October 26, 2002.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brocade Communications Systems, Inc.

Date: March 7, 2003	By: /s/ ANTONIO CANOVA Antonio Canova Vice President, Finance and Chief Financial Officer

CERTIFICATIONS

I, Gregory L. Reyes, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Brocade Communications Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4 Brocade Communications Systems, Inc.’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Brocade Communications Systems, Inc. and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to Brocade Communications Systems, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of Brocade Communications Systems, Inc.’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5. Brocade Communications Systems, Inc.’s other certifying officer and I have disclosed, based on our most recent evaluation, to Brocade Communications Systems, Inc.’s auditors and the audit committee of Brocade Communications Systems, Inc.’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect Brocade Communications Systems, Inc.’s ability to record, process, summarize and report financial data and have identified for Brocade Communications Systems, Inc.’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in Brocade Communications Systems, Inc.’s internal controls; and

6. Brocade Communications Systems, Inc.’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003	By:	/s/ Gregory L. Reyes Gregory L. Reyes Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

I, Antonio Canova, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Brocade Communications Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. Brocade Communications Systems, Inc.’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Brocade Communications Systems, Inc. and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to Brocade Communications Systems, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of Brocade Communications Systems, Inc.’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5. Brocade Communications Systems, Inc.’s other certifying officer and I have disclosed, based on our most recent evaluation, to Brocade Communications Systems, Inc.’s auditors and the audit committee of Brocade Communications Systems, Inc.’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect Brocade Communications Systems, Inc.’s ability to record, process, summarize and report financial data and have identified for Brocade Communications Systems, Inc.’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in Brocade Communications Systems, Inc.’s internal controls; and

6. Brocade Communications Systems, Inc.’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003	By:	/s/ Antonio Canova Antonio Canova Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document

2.1	Agreement and Plan or Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated November 5, 2002.

2.2	First Amendment to Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated January 5, 2003.

3.1 (8)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Bylaws of the Registrant.

3.3 (10)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc.

4.1 (1)	Form of Registrant’s Common Stock certificate.

4.2 (10)	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A.

4.3 (9)	Indenture, dated as of December 21, 2001, between Brocade and State Street Bank and Trust Company of California, N.A.

4.4 (9)	Form of Note (included in Exhibit 4.3).

4.5 (9)	Registration Rights Agreement, dated as of December 21, 2001, by and among Brocade and Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc. and Merrill Lynch Pierce Fenner and Smith Incorporated.

10.1 (1)	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers.

10.2 (1) *	1995 Equity Incentive Plan and forms of agreements thereunder.

10.3 (1) *	1998 Equity Incentive Plan and forms of agreements thereunder.

10.4 (1) *	1998 Executive Equity Incentive Plan and forms of agreements thereunder.

10.5 (7) *	Amended and Restated 1999 Director Option Plan as of April 17, 2001, and form of agreement thereunder.

10.6 (2) *	1999 Employee Stock Purchase Plan.

10.7 (2) *	1999 Stock Plan and forms of agreements thereunder.

10.8 (13) *	1999 Nonstatutory Stock Option Plan and forms of agreements thereunder, as amended.

10.9 (1)	Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade dated September 5, 1996.

10.10 (1) #	Acknowledgement between Wind River Systems, Inc. and Brocade dated April 22, 1999.

10.11 (1) *	Letter Agreement with Michael J. Byrd dated April 5, 1999.

10.12 (3) #	Manufacturing Agreement between Solectron California Corporation and Brocade dated July 30, 1999.

10.13 (3)	Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999.

10.14 (5)	First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000.

10.15 (5)	Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000.

10.16 (4)	Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2000.

10.17 (5)	First Amendment to Credit Agreement between Comerica Bank-California and Brocade dated March 21, 2000.

10.18 (5)	Second Amendment to Credit Agreement between Comerica Bank-California and Brocade dated September 20, 2000.

10.19 (5)	Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000.

10.20 (5) #	Purchase Agreement between Compaq Computer Corporation and Brocade dated February 1, 2000.

10.21 (5) *	Promissory Note between David A. Smith and Brocade dated April 27, 2000.

10.22 (5) #	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000.

10.23 (8) #	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000.

10.24	Extension Agreement between EMC Corporation and Brocade dated November 13, 2002.

10.25 (8) #	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999.

10.26 (8)	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade.

10.27 (8) #	Statement of Work #1 between International Business Machines Corporation and Brocade.

10.28 (8) #	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.29 (8) #	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade.

Exhibit
Number	Description of Document

10.30 (8) #	Statement of Work #2 between International Business Machines Corporation and Brocade.

10.31 (6)	Third Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 22, 2001.

10.32 (6)	Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000.

10.33 (11) #	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.34 (11) #	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.35 (12) +	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.36 +	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.37 +	Amendment No. 9 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.38 (11) #	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.

10.39 (11)	Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.

10.40 (12) +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement).

10.41 (12) +	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001.

10.42 (12)	Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002.

10.43 (12) +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement).

10.44 (12) +	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001.

10.45 (12) +	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001.

10.46 (12) +	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002.

10.47 (12) +	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002.

10.48 +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

99.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(2)	Incorporated by reference from Brocade’s Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000.

(3)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended.

(4)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000.

(5)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

(6)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001.

(7)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2001.

(8)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001.

(9)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002.

(10)	Incorporated by reference from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002.

(11)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002.

(12)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002.

(13)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002.