Form 10-Q
period 2003-04-26
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2003-06-09
CIK 1009626

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended April 26, 2003

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

Yes ☑ No ☐

The number of shares outstanding of the Registrant’s Common Stock on May 24, 2003 was 255,755,638 shares.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risks
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.49
EXHIBIT 10.50
EXHIBIT 10.51
EXHIBIT 10.52
EXHIBIT 10.53
EXHIBIT 10.54
EXHIBIT 10.55
EXHIBIT 12.1
EXHIBIT 99.1

BROCADE COMMUNICATIONS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED APRIL 26, 2003

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	April 26,	April 27,	April 26,	April 27,
	2003	2002	2003	2002

Net revenues	$130,946	$134,950	$254,062	$258,028
Cost of revenues	60,262	53,673	117,285	102,651

Gross margin	70,684	81,277	136,777	155,377
Operating expenses:
Research and development	36,548	33,012	68,418	62,314
Sales and marketing	31,962	26,794	62,723	52,384
General and administrative	5,304	4,840	10,266	9,383
Restructuring costs	10,888	—	21,006	—
Amortization of deferred stock compensation	212	242	281	484
In-process research and development	134,898	—	134,898	—

Total operating expenses	219,812	64,888	297,592	124,565

Income (loss) from operations	(149,128)	16,389	(160,815)	30,812
Interest and other income, net	5,097	6,661	10,430	9,996
Interest expense	(3,362)	(3,360)	(6,712)	(4,670)

Income (loss) before provision for income taxes	(147,393)	19,690	(157,097)	36,138
Income tax (benefit) provision	(1,376)	5,712	(4,190)	10,489

Net income (loss)	$(146,017)	$13,978	$(152,907)	$25,649

Net income (loss) per share – Basic	$(0.57)	$0.06	$(0.62)	$0.11

Net income (loss) per share – Diluted	$(0.57)	$0.06	$(0.62)	$0.10

Shares used in per share calculation – Basic	254,687	231,185	244,792	229,720

Shares used in per share calculation – Diluted	254,687	245,678	244,792	246,955

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	April 26,	October 26,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$415,946	$516,535
Short-term investments	119,540	50,988

Total cash, cash equivalents and short-term investments	535,486	567,523
Marketable equity securities	868	226
Accounts receivable, net of allowances of $3,057 and $3,763, respectively	65,750	97,707
Inventories, net	5,064	5,402
Deferred tax assets, net	28,418	28,418
Prepaid expenses and other current assets	12,196	16,429

Total current assets	647,782	715,705
Long-term investments	369,158	320,865
Property and equipment, net	133,310	143,625
Deferred tax assets, net	221,033	221,878
Convertible subordinated debt issuance costs	9,041	10,274
Other assets	4,960	9,316

Total assets	$1,385,284	$1,421,663

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,853	$57,538
Accrued employee compensation	30,259	23,930
Deferred revenue	20,133	22,430
Current liabilities associated with lease losses	8,532	8,204
Other accrued liabilities	38,762	49,364

Total current liabilities	139,539	161,466
Non-current liabilities associated with lease losses	20,399	22,602
Convertible subordinated debt	550,000	550,000
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized:
No shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 255,734 and 234,652 shares at April 26, 2003 and October 26, 2002, respectively	256	235
Additional paid-in capital	717,759	577,171
Deferred stock compensation	(1,465)	(69)
Accumulated other comprehensive income	7,523	6,078
Accumulated earnings (deficit)	(48,727)	104,180

Total stockholders’ equity	675,346	687,595

Total liabilities and stockholders’ equity	$1,385,284	$1,421,663

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	April 26,	April 27,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$(152,907)	$25,649
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Tax benefits from employee stock option transactions	—	26,200
Deferred taxes	—	(20,293)
Depreciation and amortization	23,074	14,485
Loss on disposal of property and equipment	2,619	395
Amortization of debt issuance costs	1,233	867
Net gains on investments and marketable equity securities	(530)	—
Amortization of deferred stock compensation	281	484
Provision for doubtful accounts receivable and sales returns	752	700
Non-cash restructuring charges	7,989	—
In-process research and development	134,898	—
Changes in operating assets and liabilities:
Accounts receivable	31,205	(10,852)
Inventories	338	4,808
Prepaid expenses and other assets	5,464	(4,178)
Accounts payable	(16,458)	12,551
Accrued employee compensation	5,425	3,353
Deferred revenue	(2,485)	3,486
Other accrued liabilities	(16,348)	792
Liabilities associated with lease losses	(4,715)	(2,950)

Net cash provided by operating activities	19,835	55,497

Cash flows from investing activities:
Purchases of short-term investments	(41,652)	—
Proceeds from sales and maturities of short-term investments	2,875	63,491
Purchases of long-term investments	(60,755)	(640,777)
Proceeds from sale of marketable equity securities	1,998	—
Purchases of property and equipment	(16,736)	(42,387)
Acquired cash and cash equivalents from acquisition of Rhapsody	2,453	—

Net cash used in investing activities	(111,817)	(619,673)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,798	41,724
Proceeds from issuance of convertible subordinated debt	—	537,625
Payments on assumed capital lease and debt obligations	(12,583)	—

Net cash provided by financing activities	(8,785)	579,349

Net effect of exchange rate fluctuations on cash and cash equivalents	178	—

Net increase (decrease) in cash and cash equivalents	(100,589)	15,173
Cash and cash equivalents, beginning of period	516,535	150,118

Cash and cash equivalents, end of period	$415,946	$165,291

Supplemental disclosure of cash flow information:
Common stock issued for acquisition of Rhapsody, net of acquisition costs	$137,134	$—
Net assets acquired from acquisition of Rhapsody	$3,556	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Operations of Brocade

     Brocade Communications Systems, Inc. (Brocade or the Company) designs, develops, markets, sells, and supports data storage networking products and services, offering a line of storage networking products that enables companies to implement highly available, scalable, manageable, and secure environments for data storage applications. The Brocade SilkWorm® family of storage area networking switches is designed to help companies reduce the cost and complexity of managing business information within a data storage environment. Brocade products and services are marketed, sold, and supported worldwide to end-users through distribution partners, including original equipment manufacturers (OEMs), value-added distributors, systems integrators, and value-added resellers.

     Brocade was incorporated on May 14, 1999 as a Delaware corporation, succeeding operations that began on August 24, 1995. The Company’s headquarters is located in San Jose, California.

     Brocade, SilkWorm, and the Brocade logo are trademarks or registered trademarks of Brocade Communications Systems, Inc. in the United States and/or in other countries. All other brands, products, or service names are or may be trademarks or service marks of, and are used to identify, products or services of their respective owners.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying financial data as of April 26, 2003, and for the three and six months ended April 26, 2003 and April 27, 2002, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The October 26, 2002 Condensed Consolidated Balance Sheet was derived from audited Consolidated Financial Statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002.

     In the opinion of management, all adjustments (which include only normal recurring adjustments, except as otherwise indicated) necessary to present a fair statement of financial position as of April 26, 2003, results of operations for the three and six months ended April 26, 2003 and April 27, 2002, and cash flows for the six months ended April 26, 2003 and April 27, 2002, have been made. The results of operations for the three and six months ended April 26, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are primarily maintained at four major financial institutions.

Investments and Marketable Equity Securities

     Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Investment securities with original or remaining maturities of one year or more are considered long-term investments. Short-term and long-term investments consist primarily of debt securities issued by United States government agencies. Short-term and long-term investments are maintained at three major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Condensed Consolidated Balance Sheets at fair value. Unrealized holding gains and losses are included as a separate component of accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheets, net of any related tax effect. Realized gains and losses are calculated based on the specific identification method and are included in interest and other income, net on the Condensed Consolidated Statements of Operations.

     Marketable equity securities consist of equity holdings in public companies and are classified as available-for-sale when there are no restrictions on the Company’s ability to immediately liquidate such securities. Marketable equity securities are recorded on the accompanying Condensed Consolidated Balance Sheets at fair value. Fair value is determined using quoted market prices for those securities. Unrealized holding gains and losses are included as a separate component of accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheets, net of any related tax effect. Realized gains and losses are calculated based on the specific identification method and are included in interest and other income, net on the Condensed Consolidated Statements of Operations.

     From time to time the Company makes minority equity investments in non-publicly traded companies. These investments are included in other assets on the accompanying Condensed Consolidated Balance Sheets, and are accounted for under the cost method. The Company holds less than 20 percent of the voting equity of such companies, and neither has nor seeks control or significant influence over the respective company’s operating and financial policies. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income, net on the Condensed Consolidated Statements of Operations. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash to finance overhead, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary. As of April 26, 2003 and October 26, 2002, the carrying values of the Company’s minority equity investments in non-publicly traded companies were zero and $2.2 million, respectively.

Notes Receivable from Non-Executive Employees

     The Company has historically provided loans to various non-executive employees principally related to the respective employees’ relocation to the San Francisco Bay area. The loans are generally evidenced by secured promissory notes to the Company and bear interest at prevailing rates. Notes receivable from employees are included in prepaid expenses and other current assets, and other assets in the accompanying Condensed Consolidated Balance Sheets depending upon their remaining term. As of April 26, 2003 and October 26, 2002, the Company had outstanding loans to various employees totaling $6.6 million and $9.0 million, respectively.

Concentrations

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments, and accounts receivable. Cash, cash equivalents, and short-term and long-term investments are primarily maintained at five major financial institutions in the United States. Deposits held with banks may be redeemed upon demand and may exceed the amount of insurance provided on such deposits. The Company primarily invests in United States government agency debt securities and limits the amount of credit exposure to any one institution.

     A majority of the Company’s trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of April 26, 2003, and October 26, 2002, 78 percent and 73 percent of accounts receivable were concentrated with five customers, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses and sales returns and other allowances. The Company has not experienced material credit losses in any of the periods presented.

     For the three months ended April 26, 2003 and April 27, 2002, three and five customers each represented greater than ten percent of the Company’s total revenues for combined totals of 72 percent and 69 percent of total revenues, respectively. For the six months ended April 26, 2003 and April 27, 2002, four customers each represented greater than ten percent of the Company’s total revenues for combined totals of 79 percent and 62 percent of total revenues, respectively. The level of sales to any single customer may vary and the loss of any single customer, or a decrease in the level of sales to any single customer, could seriously harm the Company’s financial condition and results of operations.

     The Company currently relies on single and limited supply sources for several key components used in the manufacture of its products. Additionally, the Company relies on two contract manufacturers for the production of its products. The inability of any single and limited source suppliers or the inability of either contract manufacturer to fulfill supply and production requirements, respectively, could have a material adverse effect on the Company’s future operating results.

     The Company’s business is concentrated in the storage area networking industry, which has been affected by unfavorable economic conditions and reduced information technology (IT) spending rates. Accordingly, the Company’s future success depends upon the buying patterns of customers in the storage area networking industry, their response to current and future IT investment trends, and the continued demand by such customers for the Company’s products. The Company’s continued success will depend upon its ability to enhance its existing products and to develop and introduce, on a timely basis, new cost-effective products and features that keep pace with technological developments and emerging industry standards.

Revenue Recognition

     Product revenue. Product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. However, revenue recognition is deferred for shipments to new customers and for shipments to existing customers when significant support services are required to successfully integrate Brocade products into the customer’s products. These revenues, and related costs, are deferred and recognized when the customer has successfully integrated Brocade products into its product offerings and Brocade has met any support obligations. In addition, revenue from sales to master resellers is recognized upon reported sell-through. The Company reduces revenue for estimated sales returns and other allowances at the time of shipment. Sales returns and other allowances are estimated based upon historical experience.

     Service revenue. Service revenue consists of training, warranty, and maintenance arrangements, including post-contract customer support (PCS) services. PCS services are offered under renewable, annual fee-based contracts or as part of multiple element arrangements and typically include upgrades and enhancements to the Company’s operating system software, and telephone support. For multiple element arrangements, the Company allocates revenue to each element based upon vendor-specific objective evidence (VSOE) of the fair value of the element or application of the residual method. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Service revenue, including revenue allocated to undelivered elements, is deferred and recognized ratably over the contractual period. Service contracts are typically one to three years in length. Training revenue is recognized upon completion of the training. Service revenue was not material in any of the periods presented.

     Warranty Expense. The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience.

Stock-Based Compensation.

     The Company has several stock-based compensation plans, which are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002, which was filed with the SEC on January 22, 2003. The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, no compensation expense is recognized in the Company’s Condensed Consolidated Statements of Operations because the exercise price of the Company’s employee stock options equals the market price of the underlying common stock on the date of grant.

     Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

     Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS 148), amended the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The pro forma information resulting from the use of the fair value based method under SFAS 123 is as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended

	April 26,	April 27,	April 26,	April 27,
	2003	2002	2003	2002

Net income (loss) – as reported	$(146,017)	$13,978	$(152,907)	$25,649
Total stock-based compensation expense determined under fair value based method, net of tax	(34,393)	(117,990)	(43,315)	(262,070)

Pro forma net income (loss)	$(180,410)	$(104,012)	$(196,222)	$(236,421)

Basic earnings (loss) per share:
As reported	$(0.57)	$0.06	$(0.62)	$0.11
Pro forma	$(0.71)	$(0.45)	$(0.80)	$(1.03)
Diluted earnings (loss) per share:
As reported	$(0.57)	$0.06	$(0.62)	$0.10
Pro forma	$(0.71)	$(0.45)	$(0.80)	$(1.03)

The assumptions used for the three and six months ended April 26, 2003 and April 27, 2002, are as follows:

	Three Months Ended		Six Months Ended

	April 26,	April 27,	April 26,	April 27,
	2003	2002	2003	2002

Stock Options
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.1 – 3.5%	1.5 – 4.3%	1.1 – 3.5%	1.5 – 4.3%
Expected volatility	81.6%	97.1%	81.6%	97.1%
Expected life from vest date (in years)	0.5	0.5	0.5	0.5

	Three Months Ended		Six Months Ended

	April 26,	April 27,	April 26,	April 27,
	2003	2002	2003	2002

Employee Stock Purchase Plan
Expected dividend yield	N/A	N/A	0.0%	0.0%
Risk-free interest rate	N/A	N/A	1.0%	1.4%
Expected volatility	N/A	N/A	60.7%	93.7%
Expected life from vest date (in years)	N/A	N/A	0.5	0.5

Computation of Net Income (Loss) per Share

     Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method, that have a dilutive effect on earnings per share, and from the assumed conversion of outstanding convertible debt if it has a dilutive effect on earnings per share.

Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended

	April 26,	April 27,	April 26,	April 27,
	2003	2002	2003	2002

Net income (loss)	$(146,017)	$13,978	$(152,907)	$25,649
Other comprehensive income (loss):
Change in net unrealized gains (losses) on marketable equity securities and investments	(24)	769	1,267	372
Cumulative translation adjustments	18	—	178	—

Total comprehensive income (loss)	$(146,023)	$14,747	$(151,462)	$26,021

Reclassifications

     Certain reclassifications have been made to prior period balances in order to conform to the current year presentation.

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

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has determined that the requirements of FIN 45 apply to its accrued warranty and standard indemnification clauses contained within its various customer contracts (see Note 9).

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS 148). SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS 148 did not affect the Company’s financial position, results of operations, or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. For arrangements entered into after January 31, 2003, FIN 46 was effective immediately. For arrangements entered into prior to January 31, 2003, FIN 46 is effective for the first interim or annual period beginning after June 15, 2003. The Company does not have any variable interest entities.

3. Acquisition of Rhapsody Networks, Inc.

     On January 27, 2003, the Company completed its acquisition of Rhapsody Networks, Inc. (Rhapsody), a provider of next-generation intelligent switching platforms. In exchange for all of the outstanding securities of Rhapsody, the Company issued 20.5 million shares of its common stock, including assumed warrants to purchase 0.4 million shares of Brocade common stock, and assumed options to purchase 0.3 million shares of Brocade common stock. In addition, the Company will issue up to an additional 2.9 million shares of its common stock if the Rhapsody business successfully completes specified product milestones by November 30, 2003. The additional shares, if issued, will represent additional purchase price and will be accounted for in the same manner as described below.

     The total purchase price was $138.5 million, consisting of Brocade common stock valued at $129.3 million; restricted common stock, assumed warrants, and assumed options valued at $7.9 million, reduced by the intrinsic value of unvested restricted stock and stock options of $1.7 million; and direct acquisition costs of $3.0 million. The value of the common stock issued was determined based on the average of the five-day trading period ended November 7, 2002, or $6.95 per share. The fair value of the restricted common stock, assumed warrants, and assumed options was determined using the Black-Scholes options pricing model. The deferred stock compensation of $1.7 million will be amortized over the remaining service period on a straight-line basis.

     As of the acquisition date, Rhapsody was a development stage company with no recognized revenue and a core technology that had not yet reached technological feasibility. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities necessary to establish that the technology can be utilized to meet design specifications, including functions, features, and technical performance requirements. Substantial additional resources are still required to bring the Rhapsody core technology to technological feasibility. To date, the Company has incurred $6.1 million in expenses related to bringing the Rhapsody core technology to technological feasibility, and the Company expects to incur additional quarterly expenses of approximately $8.0 million to $8.5 million. The Company currently believes that revenues related to this technology will commence during fiscal year 2004. Based upon the factors noted above the Company concluded that, for accounting purposes, it was not purchasing a business with an existing revenue stream, but rather a group of assets centered on a core technology that the Company believes will ultimately be developed into a saleable product. As a result, the acquisition of Rhapsody was accounted for as an asset purchase.

     The purchase price was allocated to the assets acquired, liabilities assumed, and acquired in-process research and development (in-process R&D) based on their respective fair values. The excess of purchase price over the fair value of net assets received was allocated to acquired in-process R&D and acquired non-monetary assets on a pro-rata basis.

     The following table summarizes the allocation of purchase price for the acquisition of Rhapsody (in thousands):

			Allocated
	Fair Value	Allocation	Fair Value
	of Assets	of Excess	of Assets
	and Liabilities	Purchase Price	and Liabilities

Current assets	$20,766	$—	$20,766
Property and equipment	1,764	822	2,586
Other assets	240	—	240

Total assets acquired	22,770	822	23,592

Current liabilities	(4,613)	—	(4,613)
Capital lease and debt obligations	(12,583)	—	(12,583)
Liabilities associated with facility lease loss	(2,840)	—	(2,840)

Total liabilities assumed	(20,036)	—	(20,036)

Acquired in-process R&D	92,015	42,883	134,898
Excess purchase price	43,705	(43,705)	—

Total purchase price	$138,454	$—	$138,454

     The value assigned to acquired in-process R&D was based on a valuation prepared by an independent third-party appraiser. The value was estimated based on the income approach using discount rates ranging from 35 percent to 45 percent. The income approach estimates the present value of the anticipated cash flows attributable to the respective assets under development once they have reached technological feasibility. The anticipated cash flows were based upon estimated prospective financial information, which was determined by the third-party appraiser to be reasonable and appropriate for use in reaching the value assigned to acquired in-process R&D. No intangible assets were identified. The amount allocated to in-process R&D was expensed in the period of acquisition since the in-process R&D had not yet reached technological feasibility and had no alternative future use.

4. Restructuring Costs

Fiscal 2003 Second Quarter Restructuring

     During the quarter ended April 26, 2003, the Company reevaluated certain aspects of its business model and completed a program to restructure certain business operations, reorganize certain aspects of the Company, and reduce the Company’s operating expense structure. The restructuring program included a workforce reduction of approximately nine percent, primarily in the sales, marketing, and engineering organizations. In addition, as a result of the restructuring, certain assets associated with reorganized or eliminated functions were determined to be impaired.

     The following table summarizes the restructuring costs incurred and charged to restructuring expense, costs paid or otherwise settled, and remaining unpaid or otherwise unsettled accrued liabilities (in thousands) as of April 26, 2003:

		Contract
	Severance	Terminations	Equipment
	and Benefits	and Other	Impairment	Total

Restructuring costs incurred	$4,165	$1,478	$5,245	$10,888
Cash payments	(2,770)	(318)	—	(3,088)
Non-cash charges	(25)	—	(5,245)	(5,270)

Remaining accrued liabilities at April 26, 2003	$1,370	$1,160	$—	$2,530

     Severance and benefits charges of $4.2 million consisted of severance and related employee termination costs, including outplacement services, associated with the reduction of the Company’s workforce. Equipment impairment charges of $5.2 million primarily consisted of excess equipment that is no longer being used as a result of the restructuring program. Contract termination and other charges of $1.5 million were primarily related to the cancellation of certain contracts in connection with the restructuring of certain business functions.

     Remaining accrued liabilities related to the Company’s fiscal 2003 second quarter restructuring program are included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. The Company expects to pay or otherwise substantially settle the remaining accrued liabilities during the remainder of fiscal year 2003.

Fiscal 2003 First Quarter Restructuring

     During the quarter ended January 25, 2003, the Company completed a restructuring program to reduce the Company’s expense structure. The restructuring program included a company-wide workforce reduction of approximately 12 percent, consolidation of excess facilities, and the restructuring of certain business functions. This restructuring program affected all of the Company’s functional areas.

     The following table summarizes the restructuring costs incurred and charged to restructuring expense, costs paid or otherwise settled, and remaining unpaid or otherwise unsettled accrued liabilities (in thousands) as of April 26, 2003:

	Severance	Contract	Equipment
	and Benefits	Terminations	Impairment	Total

Restructuring costs incurred	$8,549	$947	$622	$10,118
Cash payments	(5,995)	(903)	—	(6,898)
Non-cash charges	(2,097)	—	(622)	(2,719)

Remaining accrued liabilities at April 26, 2003	$457	$44	$—	$501

     Severance and benefits charges of $8.5 million consisted of severance and related employee termination costs related to the reduction of the Company’s workforce, including outplacement services and the write-off of unrecoverable employee loans of certain terminated employees. Contract termination charges of $0.9 million were primarily related to the cancellation of certain contracts in connection with the restructuring of certain business functions and the consolidation of excess facilities. Equipment impairment charges of $0.6 million were related to excess computer equipment resulting from the workforce reduction, consolidation of excess facilities, and the restructuring of certain business functions.

     Remaining accrued liabilities related to the Company’s fiscal 2003 first quarter restructuring program are included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. No material changes in estimates were made to the fiscal 2003 first quarter restructuring accrual during the three months ended April 26, 2003. The Company expects to pay or otherwise settle the remaining accrued liabilities during the remainder of fiscal year 2003.

5. Balance Sheet Details

     The following tables provide details of selected balance sheet items (in thousands):

	April 26,	October 26,
	2003	2002

Inventories, net:
Raw materials	$504	$645
Finished goods	4,560	4,757

Total	$5,064	$5,402

Property and equipment, net:
Computer equipment and software	$66,764	$64,220
Engineering and other equipment	97,579	96,904
Furniture and fixtures	3,809	3,647
Leasehold improvements	33,366	31,259

	201,518	196,030
Less: Accumulated depreciation and amortization	(68,208)	(52,405)

Total	$133,310	$143,625

     Leasehold improvements as of April 26, 2003 and October 26, 2002, are shown net of estimated asset impairments related to facilities lease losses (see Note 7).

6. Investments and Marketable Equity Securities

     The following tables summarize the Company’s investments and marketable equity securities (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

April 26, 2003
U.S. government obligations	$463,301	$12,937	$—	$476,238
State and municipal obligations	5,500	—	—	5,500
Corporate notes	6,955	15	(10)	6,960
Marketable equity securities	1,040	—	(172)	868

Total	$476,796	$12,952	$(182)	$489,566

Reported as:
Short-term investments				$119,540
Marketable equity securities				868
Long-term investments				369,158

Total				$489,566

October 26, 2002
U.S. government obligations	$361,074	$10,779	$—	$371,853
Marketable equity securities	347	—	(121)	226

Total	$361,421	$10,779	$(121)	$372,079

Reported as:
Short-term investments				$50,988
Marketable equity securities				226
Long-term investments				320,865

Total				$372,079

     For the three and six months ended April 26, 2003, a loss of $0.2 million was realized on the sale of marketable equity securities and included in interest and other income, net on the Condensed Consolidated Statements of Operations. No gains or losses were realized on the sale of investments or marketable equity securities during the three and six months ended April 27, 2002. As of April 26, 2003, and October 26, 2002, net unrealized holding gains of $12.8 million and $10.7 million, respectively, were included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets, net of any related tax effect.

     The following table summarizes the maturities of the Company’s investments in debt securities as of April 26, 2003 (in thousands):

	Amortized	Fair
	Cost	Value

Less than one year	$119,436	$119,540
Due in 1 – 2 years	356,320	369,158
Due in 2 – 3 years	—	—

Total	$475,756	$488,698

7. Liabilities Associated with Facilities Lease Losses

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

     During the three months ended July 27, 2002, the Company completed a transaction to sublease a portion of these vacant facilities. Accordingly, based on then current market data, the Company revised certain estimates and assumptions, including those related to estimated sublease rates, estimated time to sublease the facilities, expected future operating costs, and expected future use of the facilities. The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary. No material adjustments were made to the facilities lease losses reserve for the three or six months ended April 26, 2003.

     Should there be changes in real estate market conditions or should it take longer than expected to find a suitable tenant to sublease the remaining vacant facilities, adjustments to the facilities lease losses reserve may be necessary in future periods based upon then current actual events and circumstances.

     The following table summarizes the activity related to the facilities lease losses reserve, net of expected sublease income (in thousands):

Facilities
Lease Losses

Reserve balances at October 26, 2002	$30,806
Cash payments on facilities leases	(4,344)
Non-cash charges	(371)
Adjustments (a)	2,840

Reserve balances at April 26, 2003	$28,931

          (a) Lease loss liability assumed in connection with the acquisition of Rhapsody (see Note 3).

     Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2006.

8. Convertible Subordinated Debt

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

     The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On April 25, 2003, the average bid and ask price on the Portal Market of the notes was 79.88, resulting in an aggregate fair value of approximately $439.3 million.

9. Commitments and Contingencies

Leases

     The Company leases its facilities and certain equipment under various operating lease agreements that expire through November 2013. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $18.7 million as security for the leases. Future minimum lease payments under all non-cancelable operating leases as of April 26, 2003 were $253.5 million. In addition to base rent, many of the facilities lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.

     As of April 26, 2003, the Company had recorded $28.9 million in facilities lease loss reserves related to future lease commitments, net of expected sublease income (see Note 7).

Product Warranties

     The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience. The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the six months ended April 26, 2003 (in thousands):

Accrued
Warranty

Balance at October 26, 2002	$3,966
Liabilities accrued	767
Claims paid	(361)
Changes in liability for pre-existing warranties	(938)

Balance at April 26, 2003	$3,434

     In addition, the Company has standard indemnification clauses contained within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of April 26, 2003, there have been no known events or circumstances that have resulted in an indemnification related liability to the Company.

Manufacturing and Purchase Commitments

     The Company has manufacturing agreements with Solectron Corporation (Solectron) and Hon Hai Precision Industry Co. (Foxconn) under which the Company provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to the Company’s customers. The required lead-time for placing orders with both Solectron and Foxconn depends on the specific product. As of April 26, 2003, the Company’s aggregate commitment to Solectron and Foxconn for inventory components used in the manufacture of Brocade products was $43.4 million, net of purchase commitment reserves of $1.3 million, which the Company expects to utilize during future normal ongoing operations. The Company’s purchase orders placed with Solectron and Foxconn are cancelable, subject to certain requirements. The agreement with Solectron requires the Company to purchase from Solectron all inventory components not returnable or usable by other Solectron customers after 365 days.

Legal Proceedings

     From time to time, claims are made against the Company in the ordinary course of its business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting the Company from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse affect on the Company’s results of operations for that period or future periods.

     On May 23, 2003, a suit captioned Vixel Corporation v. Brocade Communications Systems, Inc. was filed in the United States District Court for the Northern District of California. The complaint alleges that Brocade products infringe United States Patents Nos. 6,118,776; 6,470,007; and 6,185,203 relating to switching and Fibre Channel technologies. The Company is investigating the allegations and intends to defend the action vigorously. The Company is in the initial stages of its investigation and at this time is not able to determine what effect, if any, this action will have on its business or financial position and results of operations.

     On January 10, 2003, a suit captioned Raytheon Company v. Brocade Communications Systems, Inc. et al. was filed against Brocade and various other companies in the United States District Court for the Eastern District of Texas. The complaint alleges that Brocade products infringe United States Patent No. 5,412,791, entitled “Mass Data Storage Library.” On February 6, 2003, Raytheon filed an amended complaint stating their original claim with more particularity. On May 9, 2003, the Company filed an answer and counterclaims, asserting, among other things, invalidity of all of Raytheon’s claims. A scheduling conference was held on May 20, 2003, and trial has been scheduled for June 2004. The Company believes that it has meritorious defenses to the claims and intends to defend the action vigorously. At this time the Company is not able to determine what effect, if any, this action will have on its business or financial position and results of operations.

     On February 14, 2002, a suit captioned McDATA Corp. v. Brocade Communications Systems, Inc. was filed against the Company in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fibre Channel Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe United States Patent No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin the Company from infringing the patent in the future. On March 4, 2002, McDATA Corporation (McDATA) filed an amended complaint in which it additionally alleged that the Brocade SilkWorm 3200 Entry Fabric Switch infringed this patent. In connection with this suit, on March 4, 2002, McDATA filed a motion for a preliminary injunction against the Company with regard to the patent. On April 8, 2002, the Company filed an answer and counterclaims asserting, among other things, no infringement, and that the patent is invalid, unenforceable and covered by an existing covenant not to sue between the parties. A hearing on McDATA’s motion for preliminary injunction was held during the week of July 15, 2002. In an order dated December 6, 2002, the Court denied McDATA’s motion for a preliminary injunction. On December 23, 2002, McDATA filed a demand for arbitration to move this matter from the United States District Court for the District of Colorado to arbitration. The matter has been referred to arbitration.

No arbitration date has been set. The Company believes that it has meritorious defenses to the claims and intends to defend the action vigorously. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business or financial position and results of operations.

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

10. Common Stock

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

     On January 9, 2003, and in accordance with the Exchange Program, the Company cancelled 58.6 million outstanding stock options and issued promises to grant new stock options to participating employees. The new stock options will be granted on July 10, 2003, which is the first business day that is six months and one day after the cancellation of the exchanged options. The exercise price per share of the new stock options will be equal to the fair market value of the Company’s common stock at the close of regular trading on July 10, 2003. However, the exercise price per share of the new stock options granted to the Company’s officers will not be less than $5.21 per share, which is 110 percent of the average closing price of the Company’s common stock during the offer period. The Company currently expects to grant approximately 28.5 million new stock options on July 10, 2003, which represent approximately 11 percent of the Company’s total shares of common stock outstanding as of April 26, 2003. The new stock options could have a dilutive effect on the Company’s future earnings per share to the extent that the future market price of the Company’s common stock exceeds the exercise price of the new stock options. No financial or accounting effect to the Company’s financial position, results of operations, or cash flows for the three and six months ended April 26, 2003, was associated with this transaction.

11. Segment Information

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

     Revenues are attributed to geographic areas based on the location of the customer to which product is shipped. Domestic revenues include sales to certain OEM customers who take possession of Brocade products domestically and then distribute those products to their international customers. Domestic and international revenues were approximately 66 percent and 34 percent of total revenues, respectively, for the three months ended April 26, 2003, and 67 percent and 33 percent of total revenues, respectively, for the six months ended April 26, 2003. Domestic and international revenues were approximately 66 percent and 34 percent of total revenues, respectively, for the three months ended April 27, 2002, and 68 percent and 32 percent of total revenues, respectively, for the six months ended April 27, 2002. To date, service revenue has not exceeded 10 percent of total revenues. Long-lived assets located in foreign countries were not material as of April 26, 2003 and October 26, 2002.

     For the three months ended April 26, 2003 and April 27, 2002, three and five customers each represented greater than ten percent of the Company’s total revenues for combined totals of 72 percent and 69 percent of total revenues, respectively. For the six months ended April 26, 2003 and April 27, 2002, four customers each represented greater than ten percent of the Company’s total revenues for combined totals of 79 percent and 62 percent of total revenues, respectively. The level of sales to any single customer may vary and the loss of any single customer, or a decrease in the level of sales to any single customer, could seriously harm the Company’s financial condition and results of operations.

12. Interest and other income, net

     Interest and other income, net consisted of the following (in thousands):

	Three Months Ended		Six Months Ended

	April 26,	April 27,	April 26,	April 27,
	2003	2002	2003	2002

Interest income	$5,064	$6,555	$10,057	$10,122
Gain on investment, net	156	—	530	—
Other income (expense), net	(123)	106	(157)	(126)

Total	$5,097	$6,661	$10,430	$9,996

     Net gain on investments for the six months ended April 26, 2003, includes a gain of $2.5 million recorded during the three months ended January 25, 2003, that resulted from the acquisition of a non-publicly traded company in which Brocade had a minority equity investment. This gain was partially offset by an impairment charge of $2.2 million recorded during the three months ended January 25, 2003, that resulted from an other-than-temporary decline in the estimated fair value of a minority equity investment in a different non-publicly traded company.

13. Net Income (Loss) per Share

     The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	April 26,	April 27,	April 26,	April 27,
	2003	2002	2003	2002

Net income (loss)	$(146,017)	$13,978	$(152,907)	$25,649

Basic and diluted net income (loss) per share:
Weighted-average shares of common stock outstanding	255,670	232,958	245,400	231,979
Less: Weighted-average shares of common stock subject to repurchase	(983)	(1,773)	(608)	(2,259)

Weighted-average shares used in computing basic net income (loss) per share	254,687	231,185	244,792	229,720
Dilutive effect of potential common shares	—	14,493	—	17,235

Weighted-average shares used in computing diluted net income (loss) per share	254,687	245,678	244,792	246,955

Basic net income (loss) per share	$(0.57)	$0.06	$(0.62)	$0.11

Diluted net income (loss) per share	$(0.57)	$0.06	$(0.62)	$0.10

     For the three months ended April 26, 2003 and April 27, 2002, potential common shares in the form of stock options to purchase 15.3 million shares of common stock and 37.3 million shares of common stock, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share. For the six months ended April 26, 2003 and April 27, 2002, potential common shares in the form of stock options to purchase 40.5 million shares of common stock and 33.3 million shares of common stock, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share.

     In addition, for each of the three months ended April 26, 2003 and April 27, 2002, 12.6 million potential common shares resulting from the potential conversion of the Company’s convertible subordinated debt were antidilutive and therefore not included in the computation of diluted earnings per share. For the six months ended April 26, 2003 and April 27, 2002, 12.6 million potential common shares and 8.8 million potential common shares, respectively, resulting from the potential conversion of the Company’s convertible subordinated debt were antidilutive and therefore not included in the computation of diluted earnings per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements. These forward-looking statements include predictions regarding our future:

•	revenues and profits;

•	customer concentration;

•	research and development expenses;

•	sales and marketing expenses;

•	general and administrative expenses;

•	technological feasibility of Rhapsody core technology;

•	provision for income taxes;

•	effective tax rate;

•	realization of deferred tax assets;

•	liquidity and sufficiency of existing cash, cash equivalents, and short-term investments for near-term requirements;

•	purchase commitments; and

•	the effect of recent accounting pronouncements on our financial condition and results of operations.

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

     The following information should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in Item 1 of this Quarterly Report, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 26, 2002, which was filed with the SEC on January 22, 2003.

Recent Events

     On May 23, 2003, a suit captioned Vixel Corporation v. Brocade Communications Systems, Inc. was filed in the United States District Court for the Northern District of California. The complaint alleges that Brocade products infringe United States Patents Nos. 6,118,776; 6,470,007; and 6,185,203 relating to switching and Fibre Channel technologies. We are investigating the allegations and intend to defend the action vigorously. We are in the initial stages of our investigation and at this time are not able to determine what effect, if any, this action will have on our business or financial position and results of operations.

Results of Operations

     The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

	Three Months Ended		Six Months Ended

	April 26,	April 27,	April 26,	April 27,
	2003	2002	2003	2002

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	46.0	39.8	46.2	39.8

Gross margin	54.0	60.2	53.8	60.2

Operating expenses:
Research and development	27.9	24.5	26.9	24.2
Sales and marketing	24.4	19.8	24.7	20.3
General and administrative	4.1	3.6	4.0	3.6
Restructuring costs	8.3	—	8.3	—
Amortization of deferred stock compensation	0.2	0.2	0.1	0.2
In-process research and development	103.0	—	53.1	—

Total operating expenses	167.9	48.1	117.1	48.3

Income (loss) from operations	(113.9)	12.1	(63.3)	11.9
Interest and other income, net	3.9	4.9	4.1	3.9
Interest expense	(2.6)	(2.4)	(2.6)	(1.8)

Income (loss) before provision for income taxes	(112.6)	14.6	(61.8)	14.0
Income tax (benefit) provision	(1.1)	4.2	(1.6)	4.1

Net income (loss)	(111.5)%	10.4%	(60.2)%	9.9%

     Revenues. Our revenues are derived primarily from sales of our SilkWorm family of products. Net revenues for the three months ended April 26, 2003 were $130.9 million, compared to $135.0 million for the three months ended April 27, 2002. Net revenues for the six months ended April 26, 2003 were $254.1 million, compared to $258.0 million for the six months ended April 27, 2002. Revenues were negatively affected by declines in average selling prices as a result of increased competition. Revenue growth was also affected by the continuing unfavorable economic conditions and reduced IT spending environment that began in fiscal year 2001. We are unable to predict when the IT spending environment will improve, if at all. As a result, our growth rates may continue to be negatively affected.

     Domestic and international revenues were 66 percent and 34 percent of total revenues, respectively, for each of the three months ended April 26, 2003 and April 27, 2002. Domestic and international revenues were 67 percent and 33 percent of total revenues, respectively, for the six months ended April 26, 2003, compared to 68 percent and 32 percent, respectively, for the six months ended April 27, 2002. Revenues are attributed to geographic areas based on the location of the customer to which our products are shipped. International revenues primarily consisted of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of our products domestically and then distribute these products to their international customers. Our mix of international and domestic revenue can therefore vary depending on the relative mix of sales to certain OEM customers.

     A significant portion of our revenues is concentrated among a relatively small number of customers. For the three months ended April 26, 2003 and April 27, 2002, three and five customers each represented greater than ten percent of our total revenues for combined totals of 72 percent and 69 percent of total revenues, respectively. For the six months ended April 26, 2003 and April 27, 2002, four customers each represented greater than ten percent of our total revenues for combined totals of 79 percent and 62 percent of total revenues, respectively. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of customers. Therefore, the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, could seriously harm our financial condition and results of operations.

     Gross margin. Gross margin for the three months ended April 26, 2003 was 54.0 percent, compared to 60.2 percent for the three months ended April 27, 2002. Gross margin for the six months ended April 26, 2003 was 53.8 percent, compared to 60.2 percent for the six months ended April 27, 2002. The reductions in gross margins were primarily related to an increase in fixed manufacturing costs and declines in the average selling prices of our products.

     Research and development expenses. Research and development (R&D) expenses were $36.5 million for the three months ended April 26, 2003, compared to $33.0 million for the three months ended April 27, 2002. R&D expenses were $68.4 million for the six months ended April 26, 2003, compared to $62.3 million for the six months ended April 27, 2002. R&D expenses consist primarily of salaries and related expenses for personnel engaged in engineering and R&D activities; fees paid to consultants and outside service providers; nonrecurring engineering charges; prototyping expenses related to the design, development, testing and enhancement of our products; depreciation related to engineering and other test equipment; and IT and facilities expenses. The increases in R&D expenses were primarily the result of incremental spending associated with our acquisition of Rhapsody. We currently anticipate that R&D expenses for the three months ended July 26, 2003 will increase on an absolute dollars basis from the $36.5 million incurred during the three months ended April 26, 2003, primarily resulting from incremental spending associated with our acquisition of Rhapsody.

     Sales and marketing expenses. Sales and marketing expenses were $32.0 million for the three months ended April 26, 2003, compared to $26.8 million for the three months ended April 27, 2002. Sales and marketing expenses were $62.7 million for the six months ended April 26, 2003, compared to $52.4 million for the six months ended April 27, 2002. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses. The increase in sales and marketing expenses was primarily due to the expansion of our sales and marketing organizations. We currently anticipate that sales and marketing expenses for the three months ended July 26, 2003 will decrease on an absolute dollar basis, from the $32.0 million incurred during the three months ended April 26, 2003, primarily as a result of the restructuring actions completed during the three months ended April 26, 2003.

     General and administrative expenses. General and administrative (G&A) expenses were $5.3 million for the three months ended April 26, 2003, compared to $4.8 million for the three months ended April 27, 2002. G&A expenses were $10.3 million for the six months ended April 26, 2003, compared to $9.4 million for the six months ended April 27, 2002. G&A expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses. The increase in G&A expenses was primarily due to an increase in G&A related personnel. We currently anticipate that G&A expenses for the three months ended July 26, 2003 will remain relatively constant on an absolute dollar basis from the $5.3 million incurred during the three months ended April 26, 2003.

     Restructuring costs. During the three months ended April 26, 2003, we reevaluated certain aspects of our business model and completed a program to restructure and reorganize certain business operations and to reduce our expense structure. The restructuring program included a workforce reduction of approximately nine percent, primarily in the sales, marketing, and engineering organizations. In addition, as a result of the restructuring, certain assets associated with reorganized or eliminated functions were determined to be impaired. Accordingly, during the three months ended April 26, 2003, we recorded restructuring costs of $10.9 million. Restructuring costs for the six months ended April 26, 2003, were $21.0 million and include $10.1 million in restructuring costs incurred in connection with a company-wide restructuring program affected during the three months ended January 25, 2003 (see Note 4 “Restructuring Costs” of the Notes to Condensed Consolidated Financial Statements).

     Amortization of deferred stock compensation. Amortization of deferred stock compensation was $0.2 million for each of the three months ended April 26, 2003 and April 27, 2002. Amortization of deferred stock compensation was $0.3 million for the six months ended April 26, 2003, compared to $0.5 million for the six months ended April 27, 2002. During the three months ended April 26, 2003, we recorded $1.7 million of deferred stock compensation in connection with our acquisition of Rhapsody. The deferred stock compensation represented the intrinsic value of unvested restricted common stock and assumed stock options, and is being amortized over the respective remaining service periods on a straight-line basis (see Note 3 “Acquisition of Rhapsody Networks, Inc.” of the Notes to Condensed Consolidated Financial Statements).

     In-process research and development. On January 27, 2003, we completed our acquisition of Rhapsody, a provider of next-generation intelligent switching platforms. In exchange for all of the outstanding securities of Rhapsody, we issued 20.5 million shares of our common stock, including shares underlying assumed warrants and stock options. In addition, we will issue up to an additional 2.9 million shares of our common stock if the Rhapsody business successfully completes specified product milestones by November 30, 2003.

     As of the acquisition date, Rhapsody was a development stage company that had no recognized revenue and a core technology that required substantial additional resources to bring it to technological feasibility. To date, we have incurred $6.1 million in expenses related to bringing the Rhapsody core technology to technological feasibility, and we expect to incur additional quarterly expenses of approximately $8.0 million to $8.5 million. We currently believe that revenues related to this technology will commence during fiscal year 2004. As a result, the acquisition was accounted for as an asset purchase and the total purchase price of $138.5 million was allocated to the assets acquired, liabilities assumed, and acquired in-process R&D based on their respective fair values. The excess of purchase price over the fair value of net assets received was allocated to acquired in-process R&D and acquired non-monetary assets on a pro-rata basis. The total acquired in-process R&D of $134.9 million was expensed during the three months ended April 26, 2003, since the in-process R&D had not yet reached technological feasibility and had no alternative future use. No acquired in-process R&D was recorded in any of the other periods presented (see Note 3 “Acquisition of Rhapsody Networks, Inc.,” of the Notes to Condensed Consolidated Financial Statements).

     Interest and other income, net. Net interest and other income was $5.1 million for the three months ended April 26, 2003, compared to $6.7 million for the three months ended April 27, 2002. The decrease was primarily the result of lower interest rates. Net interest and other income was $10.4 million for the six months ended April 26, 2003, compared to $10.0 million for the six months ended April 27, 2002. The increase was primarily the result of increased cash and investment balances partially offset by lower interest rates. The increase in cash and investment balances was primarily related to the proceeds received from the $550 million in aggregate principal amount of two percent convertible subordinated notes due 2007 that were issued in December of 2001 and January 2002 (see Note 8 “Convertible Subordinate Debt” of the Notes to Condensed Consolidated Financial Statements).

     Interest expense. Interest expense was $3.4 million for each of the three months ended April 26, 2003 and April 27, 2002, respectively. Interest expense was $6.7 million for the six months ended April 26, 2003, compared to $4.7 million for the six months ended April 27, 2002. Interest expense primarily represents the interest cost associated with our convertible subordinated notes issued during the three months ended January 26, 2002.

     Income tax (benefit) provision. Our effective tax rate for the three months ended April 26, 2003, was a benefit of 0.9 percent, compared with a provision of 29.0 percent for the three months ended April 27, 2002. Our effective tax rate for the six months ended April 26, 2003, was a benefit of 2.7 percent, compared with a provision of 29.0 percent for the six months ended April 27, 2002. Our effective tax rate for the three and six months ended April 26, 2003, was affected by non-deductible expenses, primarily in-process R&D, incurred in connection with our acquisition of Rhapsody.

     We currently anticipate an effective tax rate of 29 percent for the three months ended July 26, 2003. Our ability to maintain this effective tax rate requires that international revenues and earnings as a percentage of total revenues and earnings be consistent with historical levels. To the extent that international revenues and earnings differ from those historically achieved, a factor largely influenced by the buying behavior of our OEM partners, or unfavorable changes in tax laws and regulations occur, our effective tax rate could change.

Liquidity and Capital Resources

     Cash, cash equivalents, short-term and long-term investments were $904.6 million as of April 26, 2003. For the six months ended April 26, 2003, we generated $19.8 million in cash from operating activities, primarily related to a decrease in accounts receivable, partially offset by decreases in accounts payable and other accrued liabilities. Days sales outstanding in receivables for the three months ended April 26, 2003 was 46 days, compared with 53 days for the three months ended January 25, 2003.

     Net cash used in investing activities for the six months ended April 26, 2003 totaled $111.8 million and was primarily the result of $102.4 million in purchases of short- and long-term investments, and $16.7 million invested in capital equipment. Net cash used in financing activities totaled $8.8 million. Net cash used in financing activities resulted from payments of $12.6 million for assumed capital lease and debt obligations in connection with our acquisition of Rhapsody, partially offset by proceeds from the issuance of common stock related to employee participation in employee stock plans of $3.8 million.

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

     We have manufacturing agreements with Solectron and Foxconn under which we provide twelve-month product forecasts and place purchase orders advance of the scheduled delivery of products to our customers. The required lead-time for placing orders with both Solectron and Foxconn depends on the specific product. As of April 26, 2003, our aggregate commitment to Solectron and Foxconn for inventory components used in the manufacture of our products was $43.4 million, net of purchase commitment reserves of $1.3 million, which we expect to utilize during future normal ongoing operations. Our purchase orders placed with Solectron and Foxconn are cancelable, subject to certain requirements. The agreement with Solectron requires us to purchase from Solectron all inventory components not returnable or usable by other Solectron customers after 365 days.

     On December 21, 2001, and January 10, 2002, we sold $550 million in aggregate principal amount of two percent convertible subordinated notes due 2007 (see note 8, “Convertible Subordinated Debt” of the Notes to Condensed Consolidated Financial Statements). Holders of the notes may, in whole or in part, convert the notes into shares of our common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (aggregate of approximately 12.6 million shares) at any time prior to maturity on January 1, 2007. At any time on or after January 5, 2005, we may redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

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

     The following table summarizes our contractual obligations (including interest expense) and commitments as of April 26, 2003 (in thousands):

		Less than			After
	Total	1 year	1 – 3 years		3 years

Contractual Obligations:
Convertible subordinated notes, including interest	$594,000	$11,000		$22,000	$561,000
Non-cancelable operating leases	253,548	31,900		54,687	166,961
Unconditional purchase obligations, gross	44,732	44,732		—	—

Total contractual cash obligations	$892,280	$87,632		$76,687	$727,961

Other Commitments:
Standby letters of credit	$18,749	$ n/a	$	n/a	$ n/a

     We believe that our existing cash, cash equivalents, short-term and long-term investments, and cash expected to be generated from future operations will be sufficient to meet our capital requirements at least through the next 12 months. Our future capital requirements will depend on many factors, including: our revenues; the timing and extent of spending to support product development efforts; the timing of introductions of new products and enhancements to existing products; and the market acceptance of our products.

Related Party Transactions

     Larry W. Sonsini, a director of Brocade, serves as a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation (WSGR), our principal outside legal counsel. Aggregate fees billed to us by WSGR for legal services rendered, including general corporate counseling, litigation services, merger and acquisition related services, and services related to our convertible debt offering, during the six months ended April 26, 2003 and April 27, 2002, were $0.9 million and $1.0 million, respectively.

Use of Estimates and Critical Accounting Policies

     Our discussion and analysis of financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates and judgments on an on-going basis, including those related to sales returns, bad debts, excess inventory and purchase commitments, investments, warranty obligations, lease losses, income taxes, and contingencies and litigation. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant effect on the results that we report in our Condensed Consolidated Financial Statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations, and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:

•	Revenue recognition, warranty reserves, and allowances for sales returns and doubtful accounts;

•	Inventory and purchase commitment reserves;

•	Lease losses; and

•	Accounting for income taxes.

     Product revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable, and collection is probable. However, revenue recognition is deferred for shipments to new customers and for shipments to existing customers when significant support services are required to successfully integrate our products into our customers’ products. These revenues, and related costs, are deferred and recognized when the customer has successfully integrated our products into its product offerings, and we have met any support obligations. In addition, revenue from sales to master resellers is recognized upon reported sell-through. We reduce revenue for estimated sales returns and other allowances at the time of shipment. Sales returns and other allowances are estimated based upon historical experience.

     Service revenue, which to date has not been material, consists of training, warranty, and maintenance arrangements, including post-contract customer support (PCS) services. PCS services are offered under renewable, annual fee-based contracts or as part of multiple element arrangements and typically include upgrades and enhancements to our operating system software, and telephone support. For multiple element arrangements, we allocate revenue to each element based upon vendor-specific objective evidence (VSOE) of the fair value of the element or application of the residual method. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Service revenue, including revenue allocated to undelivered elements, is deferred and recognized ratably over the contractual period. Service contracts are typically one to three years in length. Training revenue is recognized upon completion of the training.

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

     We write down inventory and record purchase commitment reserves for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. Although we strive to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant effect on the value of our inventory and commitments, and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs, purchase commitment reserves, and charges against earnings might be required. To date actual experience has been consistent with our estimates.

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

     During the three months ended July 27, 2002, we completed a transaction to sublease a portion of these vacant facilities. Accordingly, based on then current market data, we revised certain estimates and assumptions, including those related to estimated sublease rates, estimated time to sublease the facilities, expected future operating costs, and expected future use of the facilities. We reevaluate our estimates and assumptions on a quarterly basis and make adjustments to the reserve balance if necessary. No material adjustments were made to the facilities lease losses reserve for the three and six months ended April 26, 2003. Should there be changes in real estate market conditions or should it take longer than expected to find a suitable tenant to sublease the remaining vacant facilities, adjustments to the facilities lease losses reserve may be necessary in future periods based upon then current actual events and circumstances.

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

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have determined that the requirements of FIN 45 apply to our accrued warranty and standard indemnification clauses contained within our various customer contracts (see Note 9, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements).

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS 148). SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS 148 did not affect our financial position, results of operations, or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. For arrangements entered into after January 31, 2003, FIN 46 was effective immediately. For arrangements entered into prior to January 31, 2003, FIN 46 is effective for the first interim or annual period beginning after June 15, 2003. We do not have any variable interest entities.

Risk Factors

Our quarterly revenues and operating results may fluctuate in future periods for a number of reasons, which could adversely affect the trading price of our stock.

     Our quarterly revenues and operating results may vary significantly in the future due to a number of factors, any of which may cause our stock price to fluctuate. The primary factors that may affect the predictability of our quarterly results include the following:

•	changes in general economic conditions and specific economic conditions in the information technology industry. In particular, continuing economic uncertainty has resulted in a general reduction in IT spending. This reduction in IT spending has lead to a decline in our growth rates compared to historical trends;

•	the timing of customer orders and product implementations, particularly large orders from and product implementations of our OEM partners;

•	disruptions or downturns in general economic activity resulting from terrorist activity and armed conflict;

•	announcements, introductions, and transitions of new products by us and our competitors;

•	the ability of new competitors to enter the market and effectively compete against us;

•	deferrals of customer orders in anticipation of new products, services, or product enhancements introduced by us or our competitors;

•	our ability to obtain sufficient supplies of sole- or limited-sourced components, including ASICs, microprocessors, certain connectors, certain logic chips, and programmable logic devices;

•	increases in prices of components used in the manufacture of our products;

•	our ability to attain and maintain production volumes and quality levels;

•	variations in the mix of our products sold and the mix of distribution channels through which they are sold;

•	litigation; and

•	legislation and regulatory developments.

     Accordingly, the results of any prior periods should not be relied upon as an indication of future performance. If our revenues or operating results are below the expectations of stock market analysts or investors, our stock price may decline.

Our revenues may be affected by changes in IT spending levels.

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

     Our storage networking products are sold as part of storage systems and subsystems. As a result, the demand for our storage networking products has historically been affected by changes in storage requirements associated with growth related to new applications and an increase in transaction levels. Although in the past we have experienced historical growth in our business as enterprise-class customers have adopted SAN technology, demand for SAN products in the enterprise-class sector is being adversely affected as a result of the weakened economy and because larger businesses have begun to focus on more efficiently using their existing IT infrastructure rather than making new equipment purchases. Increases in a customer’s ability to utilize existing storage infrastructure and the continued weakened economy may cause a decline in the demand for SAN products. This may harm our financial condition and results of operations.

Increased market competition may lead to reduced sales of our products, reduced margins, reduced profits, and reduced market share.

     The market for SAN solutions is competitive and subject to rapid technological change. Increased competition could result in greater pricing pressures, reduced sales, reduced margins, reduced profits, and reduced market share. Currently, we believe that we face competition from providers of Fibre Channel switching products for interconnecting servers and storage. These competitors include Cisco Systems, Computer Network Technology Corporation (CNT), Qlogic Corporation, McDATA Corporation, and Vixel Corporation.

     The SAN market is likely to become even more competitive as new products are introduced by existing competitors and as new competitors enter the market. Our OEM partners could potentially become new competitors by developing and introducing products competitive with our product offerings. In addition, our OEM partners, who also have relationships with some of our current competitors, could choose to sell our competitors’ products instead of our products, or offer preferred pricing or promotions on our competitors’ products.

     Some of our competitors have longer operating histories and significantly greater human and financial resources than us. These competitors could adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products than we can. As a result, they may be able to respond more quickly to changes in customer or market requirements. We may not have the financial resources, technical expertise or marketing, manufacturing, distribution, and support capabilities to compete successfully against current or future competitors. This could materially harm our business.

We depend on OEM partners. The loss of any of these OEM partners could significantly reduce our revenues and negatively affect our financial results.

     We still depend on large, recurring purchases from a limited number of large OEM partners. Our agreements with our OEM partners are typically cancelable, non-exclusive, and have no minimum purchase requirements. For the three months ended April 26, 2003, three customers represented greater than ten percent of our total revenues, or 72 percent.

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

     The average unit prices and gross margins of some of our products have declined and may continue to decline in the future in response to changes in product mix, competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors, or other factors. If we are unable to offset these factors by increasing sales volumes and, in particular, increasing the percentage of software sales, our total revenues may decline. In addition, to maintain our gross margins we must maintain or increase current shipment volumes, develop and introduce new products and product enhancements, and we must continue to reduce the manufacturing cost of our products. Failure to reduce the manufacturing cost of our products in response to declines in unit selling prices would result in a further decline in our gross margins. Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, we could incur losses, and our operating results and gross margins may be below our expectations and the expectations of investors and stock market analysts.

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

     We recently completed programs to restructure certain business operations that included workforce reductions and the impairment of certain assets no longer being used as a result of the restructuring programs. Our planned reduction in spending related to this restructuring program is subject to risks and uncertainties, including the difficulty of achieving anticipated cost reductions due to unforeseen expenses we may incur in future quarters and an inability to reduce expenses without jeopardizing further development, marketing, and sales of our products. Additionally, it is possible that these reductions in spending may not be sufficient to achieve their intended goals. Additional restructuring activity may be necessary to reduce our expenses because we cannot predict our revenue with certainty,

     Our Board of Directors approved a voluntary stock option exchange program for employees. Under the stock option exchange program, employees were offered the opportunity to exchange an aggregate of approximately 67.3 million outstanding stock options with exercise prices equal to or greater than $12.00 per share for new stock options to be granted at an exchange ratio determined by the date the exchanged stock options were granted. In accordance with this program, on January 9, 2003, we cancelled 58.6 million outstanding stock options and issued promises to grant new stock options to participating employees. We currently expect to grant approximately 28.5 million new stock options on July 10, 2003, which is the first business day that is six months and one day after the cancellation of the exchanged options. The 28.5 million new stock options to be granted on July 10, 2003, represent approximately 11.1 percent of the total shares of our common stock outstanding as of April 26, 2003, and could have a dilutive effect on our future earnings per share to the extent that the future market price of our common stock exceeds the exercise price of the new stock options.

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

     As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, and ensure that sufficient supplies of new products can be delivered to meet customer demands. Our failure to manage the transition to newer products in the future or to develop and successfully introduce new products and product enhancements could adversely affect our business and financial results. When we introduce new products and product enhancements, we face risks relating to product transitions, including risks relating to forecasting demand, and possible product and software defects and a potentially different sales and support environment due to the complexity of these new systems. If any of the foregoing occurs, our business could be seriously harmed.

Our success depends on our ability to develop new and enhanced products that achieve widespread market acceptance.

     We currently derive the majority of our revenues from sales of our SilkWorm family of products. We expect that revenue from this product family will continue to account for a substantial portion of our revenues for the foreseeable future. Therefore, widespread market acceptance of these products is critical to our future success. Some of our products have been recently introduced. For example, during the second quarter of fiscal 2003, we introduced a new operating system software release for our products. The demand and market acceptance of this new operating system software release is uncertain. Factors that may affect market acceptance include performance, price, and total cost of ownership; features and functionality; availability and price of competing products and technologies; and the success and development of our OEM partners and other distribution channels. Many of these factors are beyond our control.

     Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and introducing high-quality, cost-effective products and product enhancements on a timely basis, and by keeping pace with technological developments and emerging industry standards. We expect to launch new products and product enhancements during the next year that will further expand the market opportunity for our products. We expect that our future revenue growth will be dependent on the success of our current line of products, new product enhancements, and the continued development of new products. In the past we have experienced delays in product development; such delays could occur in the future. In addition, if we are unable to achieve market acceptance of our new products, our business and results of operations could be harmed.

International political instability and concerns about other international crises, such as the severe acute respiratory syndrome (SARS) virus, may increase our cost of doing business and disrupt our business.

     International political instability, evidenced by the occurrence and threat of terrorist attacks, enhanced national security measures, and military action and armed conflicts in the Middle East and Asia, may halt or hinder our ability to do business and may increase our costs. In addition, concerns about the SARS virus are having an adverse effect upon the Asian economy and could adversely affect our business operations or the operations of our OEM partners, contract manufacturers and suppliers. This political instability and concerns about the SARS virus may, for example, negatively affect the reliability and cost of transportation, negatively affect the desire and ability of our employees and customers to travel, disrupt the production capabilities of our OEM partners, contract manufacturers and suppliers, adversely affect our ability to obtain adequate insurance at reasonable rates, and require us to take extra security precautions for our operations. In addition, to the extent that air transportation is delayed or disrupted, the operations of our contract manufacturers and suppliers may be disrupted, particularly if shipments of components and raw materials are delayed.

Failure to manage distribution channels and relationships could significantly reduce our revenues.

     Our success will depend on our continuing ability to develop and manage relationships with large distribution partners, including OEM partners, value-added distributors, systems integrators, and value-added resellers, and on the sales efforts and success of these distribution partners. Our OEM partners must evaluate and qualify our products for a limited time period before they begin to market and sell them. Assisting these distribution partners through the evaluation process requires significant sales, marketing, and management efforts on our part, particularly if our products are being qualified with multiple distribution partners at the same time. In addition, once our products have been qualified, our customer agreements have no minimum purchase commitments. We may not be able to effectively maintain or expand our distribution channels, manage distribution relationships successfully, or market our products through distribution partners. Our failure to manage successfully our distribution relationships or the failure of our distribution partners to sell our products could reduce our revenues.

Failure to manage our business effectively could seriously harm our business, financial condition, and prospects.

     Our ability to successfully implement our business plan, develop and offer products, and manage our business in a rapidly evolving market requires a comprehensive and effective planning and management process. We continue to change the scope of our operations domestically and internationally, including managing our headcount appropriately. In addition, our recent acquisition of Rhapsody and its integration into Brocade could present additional management challenges. Changes in our business, headcount, organizational structure and relationships with customers and other third parties has placed, and will continue to place, a significant strain on management systems and resources. Our failure to continue to improve upon our operational, managerial, and financial controls, reporting systems, and procedures, and our failure to continue to train and manage our workforce worldwide, could seriously harm our business and financial results.

Failure to adequately anticipate future OEM and end-user product needs could negatively affect the demand for our products and reduce our revenues.

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

     Because of our indirect distribution model, our contact with the actual end-users of our products is limited. Although we make every effort to communicate with, understand, and anticipate the current and future needs of the end-users of our products, to a large extent we rely on our distribution partners for visibility into those end-user requirements. Our failure to adequately assess and anticipate future end-user needs could negatively affect the demand for our products and reduce our revenues.

Uncertainties involving sales and demand forecasts for our products could negatively affect our business.

     We have limited ability to forecast the demand for our products. In preparing sales and demand forecasts, we rely largely on input from our distribution partners. If our distribution partners are unable to accurately forecast demand, or we fail to effectively communicate with our distribution partners about end-user demand or other time sensitive information, sales and demand forecasts may not reflect the most accurate, up-to-date information. Because we make business decisions based on our sales and demand forecasts, if these forecasts are inaccurate, our business and financial results could be negatively affected. Furthermore, we may not be able to identify these forecast differences until late in our fiscal quarter. Consequently, we may not be able to make adjustments to our business model without negatively affecting our business and results of operations.

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

     To date, none of our international revenues and costs of revenues have been denominated in foreign currencies. As a result, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, thus, less competitive in foreign markets. In the future, a portion of our international revenues may be denominated in foreign currencies, including the Euro, which will subject us to risks associated with fluctuations in those foreign currencies. Additionally, we receive significant tax benefits from sales to our international customers. These benefits are contingent upon existing tax laws in both the United States and in the respective countries in which our international customers are located.

     Future changes in domestic or international tax laws could affect the continued realization of the tax benefits that we currently receive and expect to receive from sales to our international customers. In addition, a decrease in the percentage of our total revenue from international customers, or in the mix of international revenue among particular tax jurisdictions, could increase our overall effective tax rate.

Our business may be subject to seasonal fluctuations in the future.

     Some of our large customers experience seasonality in their businesses. As our business and products become more mature it is possible that we could begin to experience seasonality similar to that experienced by our large customers. It is difficult for us to evaluate the degree to which the seasonality of our large customers may affect our business in the future because the overall growth of our business may have lessened the affect of this customer seasonality on our business in the past.

The loss of our third-party contract manufacturers or the failure to accurately forecast demand for our products or successfully manage the production of our products could negatively affect our ability to manufacture and sell our products.

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

     We currently purchase several key components used in the manufacture of our products from single or limited sources. We purchase ASICs from a single source, and we purchase microprocessors, certain connectors, certain logic chips, and programmable logic devices from limited sources. In addition, we license certain third-party software that is incorporated into our operating system software and other software products. If we are unable to buy or license these components on a timely basis, we may not be able to deliver our products to our customers in a timely manner. We use a rolling six-month forecast based on anticipated product orders to determine component requirements. If we overestimate component requirements, we may have excess inventory, which would increase our costs. If we underestimate component requirements, we may have inadequate inventory, which could interrupt the manufacturing process and result in lost or deferred revenue. In addition, lead times for components vary significantly and depend on factors such as the specific supplier, contract terms, and demand for a component at a given time. We also may experience shortages of certain components from time to time, which also could delay the manufacturing and sales processes.

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

     We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, finance, and operations personnel. We have experienced difficulty in hiring qualified ASIC, software, system and test, sales and marketing, and customer support personnel. We may not be successful in attracting and retaining these individuals in the future. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively affect our ability to sell, our products.

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

     We may be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of the intellectual property of others. These claims and any resulting lawsuit, including the McDATA lawsuit, could subject us to significant liability for damages and invalidation of proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation, including the McDATA litigation, also could force us to do one or more of the following:

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

     Industry standards for SAN products are continuing to emerge, evolve, and achieve acceptance. To remain competitive, we must continue to introduce new products and product enhancements that meet these industry standards. All components of the SAN must interoperate together. Industry standards are in place to specify guidelines for interoperability and communication based on standard specifications. Our products encompass only a part of the entire SAN solution utilized by the end-user, and we depend on the companies that provide other components of the SAN solution, many of whom are significantly larger than we are, to support the industry standards as they evolve. The failure of these providers to support these industry standards could adversely affect the market acceptance of our products.

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

     Furthermore, the full effect of recent corporate governance legislation and regulations on our operations is uncertain at this time, but these laws and regulations could potentially result in changes to our charter documents or other agreements that affect our ability to enter into a merger or acquisition transaction.

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

Our business may be harmed by class-action litigation due to stock price volatility.

     In the past, securities class-action litigation often has been brought against a company following periods of volatility in the market price of its securities. We were recently a party in a securities class action litigation, which resulted in the court dismissing all claims against us. In the future we may be the target of other securities litigation. Securities litigation could result in substantial costs and divert management’s attention and resources.

Business interruptions could adversely affect our business.

     Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters, is located near major earthquake faults. In the event of a major earthquake, we could experience business interruptions, destruction of facilities and loss of life. We neither carry earthquake insurance nor have we set aside funds or reserves to cover such earthquake-related losses. Although we carry business interruption insurance to mitigate the effect of potential business interruptions, should a business interruption occur, our business could be seriously harmed.

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

Interest Rate Risk

     Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at five major financial institutions in the United States. As of April 26, 2003, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.

     The following table presents the hypothetical changes in fair values of our investments in debt securities as of April 26, 2003 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities				Valuation of Securities
	Given an Interest Rate			Fair Value	Given an Interest Rate
	Decrease of X Basis Points			As of	Increase of X Basis Points
				April 26,
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2003	50 BPS	100 BPS	150 BPS

U.S. government obligations	$485,826	$482,681	$479,425	$476,238	$473,015	$469,860	$466,739
State & municipal obligations	5,503	5,502	5,501	5,500	5,499	5,498	5,497
Corporate notes	6,997	6,986	6,973	6,960	6,946	6,933	6,920

Total	$498,326	$495,169	$491,899	$488,698	$485,460	$482,291	$479,156

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

     The following table (in thousands) presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of April 26, 2003. Carrying value approximates fair value.

		Average
	Amount	Interest Rate

Cash and cash equivalents	$415,946	1.1%
Short-term investments	119,540	2.0%
Long-term investments	369,158	3.7%

Total	$904,644	2.3%

     Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. Therefore, we are not exposed to changes in interest rates related to our long-term debt instruments. The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On April 25, 2003, the average bid and ask price on the Portal Market of our convertible subordinated notes due 2007 was 79.88, resulting in an aggregate fair value of approximately $439.3 million. Our common stock is quoted on the Nasdaq National Market under the symbol “BRCD.” On April 25, 2003, the last reported sale price of our common stock on the Nasdaq National Market was $5.40 per share.

Equity Security Price Risk

     Our exposure to market risk due to equity security price fluctuations primarily relates to investments in marketable equity securities. These investments are principally in companies in the volatile high-technology sector. We do not attempt to reduce or eliminate the market exposure on these securities. Adverse changes in equity prices of 25 percent, 50 percent, and 75 percent would result in decreases of approximately $0.2 million, $0.4 million, and $0.7 million in the fair value of marketable equity securities as of April 26, 2003, respectively.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, claims are made against us in the ordinary course of our business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse affect on our results of operations for that period or future periods.

     On May 23, 2003, a suit captioned Vixel Corporation v. Brocade Communications Systems, Inc. was filed in the United States District Court for the Northern District of California. The complaint alleges that Brocade products infringe United States Patents Nos. 6,118,776; 6,470,007; and 6,185,203 relating to switching and Fibre Channel technologies. We are investigating the allegations and intend to defend the action vigorously. We are in the initial stages of our investigation and at this time are not able to determine what effect, if any, this action will have on our business or financial position and results of operations.

     On January 10, 2003, a suit captioned Raytheon Company v. Brocade Communications Systems, Inc. et al. was filed against Brocade and various other companies in the United States District Court for the Eastern District of Texas. The complaint alleges that Brocade products infringe United States Patent No. 5,412,791, entitled “Mass Data Storage Library.” On February 6, 2003, Raytheon filed an amended complaint stating their original claim with more particularity. On May 9, 2003, we filed an answer and counterclaims, asserting, among other things, invalidity of all of Raytheon’s claims. A scheduling conference was held on May 20, 2003, and trial has been scheduled for June 2004. We believe that we have meritorious defenses to the claims and intend to defend the action vigorously.At this time, we are not able to determine what effect, if any, this action will have on our business or financial position and results of operations.

     On February 14, 2002, a suit captioned McDATA Corp. v. Brocade Communications Systems, Inc. was filed against us in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fibre Channel Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe United States Patent No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patent in the future. On March 4, 2002, McDATA filed an amended complaint, in which it additionally alleged that the Brocade SilkWorm 3200 Entry Fabric Switch infringed this patent. In connection with this suit, on March 4, 2002, McDATA filed a motion for a preliminary injunction against Brocade with regard to the patent. On April 8, 2002, we filed an answer and counterclaims asserting, among other things, no infringement, and that the patent is invalid, unenforceable and covered by an existing covenant not to sue between the parties. A hearing on McDATA’s motion for preliminary injunction was held during the week of July 15, 2002. In an order dated December 6, 2002, the Court denied McDATA’s motion for a preliminary injunction. On December 23, 2002, McDATA filed a demand for arbitration to move this matter from the United States District Court for the District of Colorado to arbitration. The matter has been referred to arbitration. No arbitration date has been set. We believe that we have meritorious defenses to the claims and intend to defend the action vigorously. We believe that the ultimate disposition of this matter will not have a material adverse effect on our business or financial position and results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Stockholders was held on April 16, 2003 in San Jose, California. Of the 236,002,569 shares outstanding as of the record date, 213,656,059 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:

1.	To elect two Class I Directors to serve until the 2006 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

Name	Votes For	Votes Withheld

Seth D. Neiman	206,891,019	6,765,040
Christopher B. Paisley	209,175,867	4,480,192

In addition, the terms of office of the following directors continued after the 2003 Annual Meeting:

Neal Dempsey
Nicholas G. Moore
Gregory L. Reyes
Larry W. Sonsini

2.	To ratify the appointment of KPMG LLP as independent auditors of Brocade for the fiscal year ending October 25, 2003.

Votes for: Votes against: Votes abstaining:	211,053,588 2,473,052 129,419

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit
Number	Description of Document

2.1 (14)	Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated November 5, 2002.

2.2 (14)	First Amendment to Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated January 5, 2003.

3.1 (8)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Bylaws of the Registrant.

3.3 (10)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc.

Exhibit
Number	Description of Document

4.1 (1)	Form of Registrant’s Common Stock certificate.

4.2 (10)	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A.

4.3 (9)	Indenture, dated as of December 21, 2001, between Brocade and State Street Bank and Trust Company of California, N.A.

4.4 (9)	Form of Note (included in Exhibit 4.3).

4.5 (9)	Registration Rights Agreement, dated as of December 21, 2001, by and among Brocade and Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc. and Merrill Lynch Pierce Fenner and Smith Incorporated.

10.1 (1)	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers.

10.2 (1) *	1995 Equity Incentive Plan and forms of agreements thereunder.

10.3 (1) *	1998 Equity Incentive Plan and forms of agreements thereunder.

10.4 (1) *	1998 Executive Equity Incentive Plan and forms of agreements thereunder.

10.5 (7) *	Amended and Restated 1999 Director Option Plan as of April 17, 2001, and form of agreement thereunder.

10.6 (2) *	1999 Employee Stock Purchase Plan.

10.7 (2) *	1999 Stock Plan and forms of agreements thereunder.

10.8 (13) *	1999 Nonstatutory Stock Option Plan and forms of agreements thereunder, as amended.

10.9 (1)	Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade dated September 5, 1996.

10.10 (1) #	Acknowledgement between Wind River Systems, Inc. and Brocade dated April 22, 1999.

10.11 (1) *	Letter Agreement with Michael J. Byrd dated April 5, 1999.

10.12 (3) #	Manufacturing Agreement between Solectron California Corporation and Brocade dated July 30, 1999.

10.13 (3)	Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999.

10.14 (5)	First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000.

10.15 (5)	Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000.

10.16 (4)	Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2000.

10.17 (5)	First Amendment to Credit Agreement between Comerica Bank-California and Brocade dated March 21, 2000.

10.18 (5)	Second Amendment to Credit Agreement between Comerica Bank-California and Brocade dated September 20, 2000.

10.19 (5)	Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000.

10.20 (5) #	Purchase Agreement between Compaq Computer Corporation and Brocade dated February 1, 2000.

10.21 (5) *	Promissory Note between David A. Smith and Brocade dated April 27, 2000.

10.22 (5) #	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000 (EMC Purchase Agreement).

10.23 (8) #	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000.

10.24 (14)	Extension Agreement between EMC Corporation and Brocade dated November 13, 2002.

10.25 (8) #	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999.

10.26 (8)	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade.

10.27 (8) #	Statement of Work #1 between International Business Machines Corporation and Brocade.

10.28 (8) #	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.29 (8) #	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.30 (8) #	Statement of Work #2 between International Business Machines Corporation and Brocade.

10.31 (6)	Third Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 22, 2001.

10.32 (6)	Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000.

Exhibit
Number	Description of Document

10.33 (11) #	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.34 (11) #	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.35 (12) +	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.36 (14) +	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.37 (14) +	Amendment No. 9 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.38 (11) #	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.

10.39 (11)	Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.

10.40 (12) +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement).

10.41 (12) +	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001.

10.42 (12)	Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002.

10.43 (12) +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement).

10.44 (12) +	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001.

10.45 (12) +	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001.

10.46 (12) +	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002.

10.47 (12) +	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002.

10.48 (14) +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002.

10.49 +	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPT Manufacturing and Purchase Agreement).

10.50	Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003.

10.51 +	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003.

10.52 +	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement).

10.53	Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003.

10.54 +	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003.

10.55 +	Amendment No. 2 to EMC Purchase Agreement between Brocade and EMC dated February 18, 2003.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

99.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(2)	Incorporated by reference from Brocade’s Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000.

(3)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended.

(4)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000.

(5)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

(6)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001.

(7)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2001.

(8)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001.

(9)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002.

(10)	Incorporated by reference from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002.

(11)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002.

(12)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002.

(13)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002.

(14)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2003.

     (b)  Reports on Form 8-K.

     None.

Items 2, 3, and 5 are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brocade Communications Systems, Inc.

Date: June 9, 2003	By:	/s/ ANTONIO CANOVA

Antonio Canova
Vice President, Finance and
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

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

Date: June 9, 2003

By:	/s/ Gregory L. Reyes Gregory L. Reyes Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

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

Date: June 9, 2003

By:	/s/ Antonio Canova Antonio Canova Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1 (14)	Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated November 5, 2002.

2.2 (14)	First Amendment to Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated January 5, 2003.

3.1 (8)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Bylaws of the Registrant.

3.3 (10)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc.

4.1 (1)	Form of Registrant’s Common Stock certificate.

4.2 (10)	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A.

4.3 (9)	Indenture, dated as of December 21, 2001, between Brocade and State Street Bank and Trust Company of California, N.A.

4.4 (9)	Form of Note (included in Exhibit 4.3).

4.5 (9)	Registration Rights Agreement, dated as of December 21, 2001, by and among Brocade and Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc. and Merrill Lynch Pierce Fenner and Smith Incorporated.

10.1 (1)	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers.

10.2 (1) *	1995 Equity Incentive Plan and forms of agreements thereunder.

10.3 (1) *	1998 Equity Incentive Plan and forms of agreements thereunder.

10.4 (1) *	1998 Executive Equity Incentive Plan and forms of agreements thereunder.

10.5 (7) *	Amended and Restated 1999 Director Option Plan as of April 17, 2001, and form of agreement thereunder.

10.6 (2) *	1999 Employee Stock Purchase Plan.

10.7 (2) *	1999 Stock Plan and forms of agreements thereunder.

10.8 (13) *	1999 Nonstatutory Stock Option Plan and forms of agreements thereunder, as amended.

10.9 (1)	Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade dated September 5, 1996.

10.10 (1) #	Acknowledgement between Wind River Systems, Inc. and Brocade dated April 22, 1999.

10.11 (1) *	Letter Agreement with Michael J. Byrd dated April 5, 1999.

10.12 (3) #	Manufacturing Agreement between Solectron California Corporation and Brocade dated July 30, 1999.

10.13 (3)	Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999.

10.14 (5)	First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000.

10.15 (5)	Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000.

10.16 (4)	Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2000.

10.17 (5)	First Amendment to Credit Agreement between Comerica Bank-California and Brocade dated March 21, 2000.

10.18 (5)	Second Amendment to Credit Agreement between Comerica Bank-California and Brocade dated September 20, 2000.

10.19 (5)	Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000.

10.20 (5) #	Purchase Agreement between Compaq Computer Corporation and Brocade dated February 1, 2000.

10.21 (5) *	Promissory Note between David A. Smith and Brocade dated April 27, 2000.

10.22 (5) #	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000 (EMC Purchase Agreement).

10.23 (8) #	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000.

10.24 (14)	Extension Agreement between EMC Corporation and Brocade dated November 13, 2002.

10.25 (8) #	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999.

10.26 (8)	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade.

10.27 (8) #	Statement of Work #1 between International Business Machines Corporation and Brocade.

10.28 (8) #	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.29 (8) #	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade.

Exhibit
Number	Description of Document

10.30 (8) #	Statement of Work #2 between International Business Machines Corporation and Brocade.

10.31 (6)	Third Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 22, 2001.

10.32 (6)	Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000.

10.33 (11) #	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.34 (11) #	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.35 (12) +	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.36 (14) +	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.37 (14) +	Amendment No. 9 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.38 (11) #	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.

10.39 (11)	Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.

10.40 (12) +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement).

10.41 (12) +	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001.

10.42 (12)	Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002.

10.43 (12) +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement).

10.44 (12) +	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001.

10.45 (12) +	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001.

10.46 (12) +	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002.

10.47 (12) +	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002.

10.48 (14) +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002.

10.49 +	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPT Manufacturing and Purchase Agreement).

10.50	Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003.

10.51 +	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003.

10.52 +	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement).

10.53	Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003.

10.54 +	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003.

10.55 +	Amendment No. 2 to EMC Purchase Agreement between Brocade and EMC dated February 18, 2003.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

99.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(2)	Incorporated by reference from Brocade’s Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000.

(3)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended.

(4)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000.

(5)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

(6)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001.

(7)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2001.

(8)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001.

(9)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002.

(10)	Incorporated by reference from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002.

(11)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002.

(12)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002.

(13)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002.

(14)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2003.