Form 10-Q
period 2003-07-26
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2003-09-08
CIK 1009626

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 26, 2003

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
(408) 333-8000
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

          The number of shares outstanding of the Registrant’s Common Stock on August 23, 2003 was 257,624,206 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED JULY 26, 2003

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	July 26,	July 27,	July 26,	July 27,
	2003	2002	2003	2002

	(In thousands, except per share amounts)

	(Unaudited)
Net revenues	$133,458	$151,234	$387,520	$409,262
Cost of revenues	61,226	60,299	178,511	162,950

Gross margin	72,232	90,935	209,009	246,312
Operating expenses:
Research and development	37,158	33,209	105,576	95,523
Sales and marketing	27,526	30,338	90,249	82,722
General and administrative	5,539	4,756	15,805	14,139
Amortization of deferred stock compensation	213	243	494	727
Restructuring costs	(15)	—	20,991	—
In-process research and development	—	—	134,898	—

Total operating expenses	70,421	68,546	368,013	193,111

Income (loss) from operations	1,811	22,389	(159,004)	53,201
Interest and other income, net	4,290	6,827	14,720	16,823
Interest expense	(3,417)	(3,387)	(10,129)	(8,057)

Income (loss) before provision for income taxes	2,684	25,829	(154,413)	61,967
Income tax (benefit) provision	773	7,481	(3,417)	17,970

Net income (loss)	$1,911	$18,348	$(150,996)	$43,997

Net income (loss) per share — Basic	$0.01	$0.08	$(0.61)	$0.19

Net income (loss) per share — Diluted	$0.01	$0.08	$(0.61)	$0.18

Shares used in per share calculation — Basic	255,873	233,017	248,486	230,819

Shares used in per share calculation — Diluted	259,444	240,106	248,486	244,672

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 26,	October 26,
	2003	2002

	(In thousands,
	except par value)

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$487,580	$516,535
Short-term investments	71,039	50,988

Total cash, cash equivalents and short-term investments	558,619	567,523
Marketable equity securities	—	226
Accounts receivable, net of allowances of $3,672 and $3,763, respectively	76,866	97,707
Inventories, net	4,529	5,402
Deferred tax assets, net	28,418	28,418
Prepaid expenses and other current assets	12,593	16,429

Total current assets	681,025	715,705
Long-term investments	350,443	320,865
Property and equipment, net	129,113	143,625
Deferred tax assets, net	221,489	221,878
Convertible subordinated debt issuance costs	8,424	10,274
Other assets	3,794	9,316

Total assets	$1,394,288	$1,421,663

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,613	$57,538
Accrued employee compensation	26,344	23,930
Deferred revenue	20,183	22,430
Current liabilities associated with lease losses	8,260	8,204
Other accrued liabilities	39,939	49,364

Total current liabilities	141,339	161,466
Non-current liabilities associated with lease losses	18,277	22,602
Convertible subordinated debt	550,000	550,000
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized:
No shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 257,620 and 234,652 shares at July 26, 2003 and October 26, 2002, respectively	258	235
Additional paid-in capital	725,455	577,171
Deferred stock compensation	(1,252)	(69)
Accumulated other comprehensive income	7,027	6,078
Accumulated earnings (deficit)	(46,816)	104,180

Total stockholders’ equity	684,672	687,595

Total liabilities and stockholders’ equity	$1,394,288	$1,421,663

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	July 26,	July 27,
	2003	2002

	(In thousands)

	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(150,996)	$43,997
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Tax benefits from employee stock option transactions	—	26,200
Deferred taxes	—	(20,293)
Depreciation and amortization	34,801	22,195
Loss on disposal of property and equipment	4,206	539
Amortization of debt issuance costs	1,850	1,484
Net gains on investments and marketable equity securities	(518)	—
Amortization of deferred stock compensation	494	727
Provision for doubtful accounts receivable and sales returns	2,288	1,700
Non-cash restructuring charges	8,088	—
In-process research and development	134,898	—
Changes in operating assets and liabilities:
Accounts receivable	18,553	(20,657)
Inventories	873	3,243
Prepaid expenses and other assets	6,892	(8,967)
Accounts payable	(11,698)	33,210
Accrued employee compensation	1,510	(2,582)
Deferred revenue	(2,435)	5,702
Other accrued liabilities	(15,171)	8,986
Liabilities associated with lease losses	(7,109)	(5,580)

Net cash provided by operating activities	26,526	89,904

Cash flows from investing activities:
Purchases of short-term investments	(40,804)	—
Purchases of long-term investments	(60,755)	(640,777)
Proceeds from sales and maturities of investments	67,275	74,098
Proceeds from sale of marketable equity securities	2,332	—
Purchases of property and equipment	(25,261)	(65,179)
Acquired cash and cash equivalents from acquisition of Rhapsody	2,453	—

Net cash used in investing activities	(54,760)	(631,858)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	11,496	49,995
Proceeds from issuance of convertible subordinated debt	—	537,625
Payments on assumed capital lease and debt obligations in connection with the acquisition of Rhapsody	(12,583)	—

Net cash provided by financing activities	(1,087)	587,620

Net effect of exchange rate fluctuations on cash and cash equivalents	366	—

Net increase (decrease) in cash and cash equivalents	(28,955)	45,666
Cash and cash equivalents, beginning of period	516,535	150,118

Cash and cash equivalents, end of period	$487,580	$195,784

Supplemental disclosure of cash flow information:
Common stock issued for acquisition of Rhapsody, net of acquisition costs	$137,134	$—
Net assets acquired from acquisition of Rhapsody	$3,556	$—

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

2.     Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying financial data as of July 26, 2003, and for the three and nine months ended July 26, 2003 and July 27, 2002, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The October 26, 2002 Condensed Consolidated Balance Sheet was derived from audited Consolidated Financial Statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002.

      In the opinion of management, all adjustments (which include only normal recurring adjustments, except as otherwise indicated) necessary to present a fair statement of financial position as of July 26, 2003, results of operations for the three and nine months ended July 26, 2003 and July 27, 2002, and cash flows for the nine months ended July 26, 2003 and July 27, 2002, have been made. The results of operations for the three and nine months ended July 26, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      From time to time the Company makes minority equity investments in non-publicly traded companies. These investments are included in other assets on the accompanying Condensed Consolidated Balance Sheets, and are accounted for under the cost method. The Company holds less than 20 percent of the voting equity of such companies, and neither has nor seeks control or significant influence over the respective company’s operating and financial policies. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income, net on the Condensed Consolidated Statements of Operations. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash to finance overhead, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary. As of July 26, 2003 and October 26, 2002, the carrying values of the Company’s minority equity investments in non-publicly traded companies were zero and $2.2 million, respectively.

Notes Receivable from Non-Executive Employees

      The Company has historically provided loans to various non-executive employees principally related to the respective employees’ relocation to the San Francisco Bay area. The loans are generally evidenced by secured promissory notes to the Company and bear interest at prevailing rates. Notes receivable from employees are included in prepaid expenses and other current assets, and other assets in the accompanying Condensed Consolidated Balance Sheets depending upon their remaining term. As of July 26, 2003 and October 26, 2002, the Company had outstanding loans to various employees totaling $3.6 million and $9.0 million, respectively.

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

      A majority of the Company’s trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of July 26, 2003, and October 26, 2002, 78 percent and 73 percent of accounts receivable were concentrated with five customers, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses and sales returns and other allowances. The Company has not experienced material credit losses in any of the periods presented.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the three and nine months ended July 26, 2003, three customers each represented greater than ten percent of the Company’s total revenues for combined totals of 66 percent and 68 percent of total revenues, respectively. For the three and nine months ended July 27, 2002, four customers each represented greater than ten percent of the Company’s total revenues for combined totals of 76 percent and 73 percent of total revenues, respectively. The level of sales to any single customer may vary and the loss of any single customer, or a decrease in the level of sales to any single customer, could seriously harm the Company’s financial condition and results of operations.

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

     Stock-Based Compensation

      The Company has several stock-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002, which was filed with the SEC on January 22,

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003. The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, no compensation expense is recognized in the Company’s Condensed Consolidated Statements of Operations because the exercise price of the Company’s employee stock options equals the market price of the underlying common stock on the date of grant.

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

	Three Months Ended		Nine Months Ended

	July 26,	July 27,	July 26,	July 27,
	2003	2002	2003	2002

Net income (loss) — as reported	$1,911	$18,348	$(150,996)	$43,997
Total stock-based compensation expense determined under fair value based method, net of tax	(69,863)	(118,774)	(113,113)	(380,845)

Pro forma net income (loss)	$(67,952)	$(100,426)	$(264,109)	$(336,848)

Basic earnings (loss) per share:
As reported	$0.01	$0.08	$(0.61)	$0.19
Pro forma	$(0.27)	$(0.43)	$(1.06)	$(1.46)
Diluted earnings (loss) per share:
As reported	$0.01	$0.08	$(0.61)	$0.18
Pro forma	$(0.27)	$(0.43)	$(1.06)	$(1.46)

      The assumptions used for the three and nine months ended July 26, 2003 and July 27, 2002, are as follows:

	Three Months Ended		Nine Months Ended

	July 26,	July 27,	July 26,	July 27,
Stock Options	2003	2002	2003	2002

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.2 – 4.4%	1.5 – 4.3%	1.1 – 3.8%	1.5 – 4.3%
Expected volatility	68.7%	97.1%	77.3%	97.1%
Expected life from vest date (in years)	0.5	0.5	0.5	0.5

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended

	July 26,	July 27,	July 26,	July 27,
Employee Stock Purchase Plan	2003	2002	2003	2002

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.9%	1.4%	1.0%	1.4%
Expected volatility	63.5%	93.7%	62.1%	93.7%
Expected life from vest date (in years)	0.5	0.5	0.5	0.5

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

     Comprehensive Income (Loss)

      The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	July 26,	July 27,	July 26,	July 27,
	2003	2002	2003	2002

Net income (loss)	$1,911	$18,348	$(150,996)	$43,997
Other comprehensive income (loss):
Change in net unrealized gains (losses)	(684)	9,241	583	9,613
Cumulative translation adjustments	188	—	366	—

Total comprehensive income (loss)	$1,415	$27,589	$(150,047)	$53,610

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

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has determined that the requirements of FIN 45 apply to its accrued warranty and standard indemnification clauses contained within its various customer contracts (see Note 9).

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

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material effect on the Company’s financial position, results of operations, or cash flows.

3.     Acquisition of Rhapsody Networks, Inc.

      On January 27, 2003, the Company completed its acquisition of Rhapsody Networks, Inc. (Rhapsody), a provider of next-generation intelligent switching platforms. In exchange for all of the outstanding securities of Rhapsody, the Company issued 19.8 million shares of its common stock and assumed warrants to purchase 0.4 million shares of Brocade common stock and options to purchase 0.3 million shares of Brocade common stock. In addition, the Company will issue up to an additional 2.9 million shares of its common stock if the Rhapsody business successfully completes specified product milestones by November 30, 2003. The additional shares, if issued, will represent additional purchase price and will be accounted for in the same manner as described below.

      The total purchase price was $138.5 million, consisting of Brocade common stock valued at $129.3 million; restricted common stock, assumed warrants, and assumed options valued at $7.9 million, reduced by the intrinsic value of unvested restricted stock and stock options of $1.7 million; and direct acquisition costs of

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.0 million. The value of the common stock issued was determined based on the average of the five-day trading period ended November 7, 2002, or $6.95 per share. The fair value of the restricted common stock, assumed warrants, and assumed options was determined using the Black-Scholes option-pricing model. The deferred stock compensation of $1.7 million will be amortized over the remaining service period on a straight-line basis.

      As of the acquisition date, Rhapsody was a development stage company with no recognized revenue and a core technology that had not yet reached technological feasibility. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities necessary to establish that the technology can be utilized to meet design specifications, including functions, features, and technical performance requirements. Substantial additional resources are still required to bring the Rhapsody core technology to technological feasibility. To date, the Company has incurred $11.6 million in expenses related to bringing the Rhapsody core technology to technological feasibility, and the Company expects to incur additional expenses in the future, approximately $5.0 million to $6.0 million of which the Company expects to incur over the next three months. The Company currently believes that revenues related to this technology will commence during fiscal year 2004. Based upon the factors noted above, the Company concluded that for accounting purposes it was not purchasing a business with an existing revenue stream, but rather a group of assets centered on a core technology that the Company believes will ultimately be developed into a saleable product. As a result, the acquisition of Rhapsody was accounted for as an asset purchase.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following table summarizes the restructuring costs incurred and charged to restructuring expense, costs paid or otherwise settled, and remaining unpaid or otherwise unsettled accrued liabilities (in thousands) as of July 26, 2003:

		Contract
	Severance	Terminations	Equipment
	and Benefits	and Other	Impairment	Total

Restructuring costs incurred	$4,165	$1,478	$5,245	$10,888
Cash payments	(3,858)	(782)	—	(4,640)
Non-cash charges	(25)	—	(5,245)	(5,270)

Remaining accrued liabilities at July 26, 2003	$282	$696	$—	$978

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

      Remaining accrued liabilities related to the Company’s fiscal 2003 second quarter restructuring program are included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. No material changes in estimates were made to the fiscal 2003 second quarter restructuring accrual during the three months ended July 26, 2003. The Company expects to pay or otherwise substantially settle the remaining accrued liabilities over the next six to nine months.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the restructuring costs incurred and charged to restructuring expense, costs paid or otherwise settled, and remaining unpaid or otherwise unsettled accrued liabilities (in thousands) as of July 26, 2003:

	Severance	Contract	Equipment
	and Benefits	Terminations	Impairment	Total

Restructuring costs incurred	$8,549	$947	$622	$10,118
Cash payments	(6,094)	(930)	—	(7,024)
Non-cash charges	(2,196)	—	(622)	(2,818)
Adjustments	(15)	—	—	(15)

Remaining accrued liabilities at July 26, 2003	$244	$17	$—	$261

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

      Remaining accrued liabilities related to the Company’s fiscal 2003 first quarter restructuring program are included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. No material changes in estimates were made to the fiscal 2003 first quarter restructuring accrual during the three months ended July 26, 2003. The Company expects to pay or otherwise settle the remaining accrued liabilities during the remainder of fiscal year 2003.

5.     Balance Sheet Details

      The following tables provide details of selected balance sheet items (in thousands):

	July 26,	October 26,
	2003	2002

Inventories, net:
Raw materials	$962	$645
Finished goods	3,567	4,757

Total	$4,529	$5,402

Property and equipment, net:
Computer equipment and software	$68,710	$64,220
Engineering and other equipment	101,461	96,904
Furniture and fixtures	3,781	3,647
Leasehold improvements	33,753	31,259

	207,705	196,030
Less: Accumulated depreciation and amortization	(78,592)	(52,405)

Total	$129,113	$143,625

      Leasehold improvements as of July 26, 2003 and October 26, 2002, are shown net of estimated asset impairments related to facilities lease losses (see Note 7).

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Investments and Equity Securities

      The following tables summarize the Company’s investments and equity securities (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

July 26, 2003
U.S. government obligations	$398,932	$11,565	$—	$410,497
State and municipal obligations	3,850	—	—	3,850
Corporate notes	7,132	7	(4)	7,135
Equity securities	694	63	—	757

Total	$410,608	$11,635	$(4)	$422,239

Reported as:
Short-term investments				$71,039
Other current assets				757
Long-term investments				350,443

Total				$422,239

October 26, 2002
U.S. government obligations	$361,074	$10,779	$—	$371,853
Marketable equity securities	347	—	(121)	226

Total	$361,421	$10,779	$(121)	$372,079

Reported as:
Short-term investments				$50,988
Marketable equity securities				226
Long-term investments				320,865

Total				$372,079

      For the three and nine months ended July 26, 2003, a loss of $0.2 million was realized on the sale of marketable equity securities and included in interest and other income, net on the Condensed Consolidated Statements of Operations. No gains or losses were realized on the sale of investments or marketable equity securities during the three and nine months ended July 27, 2002. As of July 26, 2003, and October 26, 2002, net unrealized holding gains of $11.6 million and $10.7 million, respectively, were included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets, net of any related tax effect.

      The following table summarizes the maturities of the Company’s investments in debt securities as of July 26, 2003 (in thousands):

	Amortized
	Cost	Fair Value

Less than one year	$70,878	$71,039
Due in 1 – 2 years	339,036	350,443
Due in 2 – 3 years	—	—

Total	$409,914	$421,482

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During the three months ended July 27, 2002, the Company completed a transaction to sublease a portion of these vacant facilities. Accordingly, based on then current market data, the Company revised certain estimates and assumptions, including those related to estimated sublease rates, estimated time to sublease the facilities, expected future operating costs, and expected future use of the facilities. The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary. No material adjustments were made to the facilities lease losses reserve for the three or nine months ended July 26, 2003.

      Should there be changes in real estate market conditions or should it take longer than expected to find a suitable tenant to sublease the remaining vacant facilities, adjustments to the facilities lease losses reserve may be necessary in future periods based upon then current actual events and circumstances.

      The following table summarizes the activity related to the facilities lease losses reserve, net of expected sublease income (in thousands):

Facilities
Lease Losses

Reserve balances at October 26, 2002	$30,806
Cash payments on facilities leases	(6,569)
Non-cash charges	(540)
Lease loss liability assumed in connection with the acquisition of Rhapsody (see Note 3)	2,840

Reserve balances at July 26, 2003	$26,537

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Debt issuance costs of $12.4 million are being amortized over the term of the notes. The amortization of debt issuance costs will accelerate upon early redemption, repurchase, or conversion of the notes. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures.

      The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On July 25, 2003, the average bid and ask price on the Portal Market of the notes was 82.50, resulting in an aggregate fair value of approximately $453.8 million.

9.     Commitments and Contingencies

     Leases

      The Company leases its facilities and certain equipment under various operating lease agreements that expire through November 2013. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $18.7 million as security for the leases. Future minimum lease payments under all non-cancelable operating leases as of July 26, 2003 were $249.2 million. In addition to base rent, many of the facilities lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.

      As of July 26, 2003, the Company had recorded $26.5 million in facilities lease loss reserves related to future lease commitments, net of expected sublease income (see Note 7).

     Product Warranties

      The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience. The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the nine months ended July 26, 2003 (in thousands):

Accrued
Warranty

Balance at October 26, 2002	$3,966
Liabilities accrued	1,188
Claims paid	(530)
Changes in liability for pre-existing warranties	(1,207)

Balance at July 26, 2003	$3,417

      In addition, the Company has standard indemnification clauses contained within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of July 26, 2003, there have been no known events or circumstances that have resulted in an indemnification related liability to the Company.

     Manufacturing and Purchase Commitments

      The Company has manufacturing agreements with Solectron Corporation (Solectron) and Hon Hai Precision Industry Co. (Foxconn) under which the Company provides twelve-month product forecasts and

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

places purchase orders in advance of the scheduled delivery of products to the Company’s customers. The required lead-time for placing orders with both Solectron and Foxconn depends on the specific product. As of July 26, 2003, the Company’s aggregate commitment to Solectron and Foxconn for inventory components used in the manufacture of Brocade products was $47.3 million, net of purchase commitment reserves of $2.5 million, which the Company expects to utilize during future normal ongoing operations. The Company’s purchase orders placed with Solectron and Foxconn are cancelable, however if cancelled, the agreement with Solectron requires the Company to purchase from Solectron certain inventory components not returnable, usable by, or sold to other Solectron customers within 365 days.

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

      On May 23, 2003, a suit captioned Vixel Corporation v. Brocade Communications Systems, Inc. was filed in the United States District Court for the Northern District of California. The complaint alleges that Brocade products infringe United States Patents Nos. 6,118,776; 6,470,007; and 6,185,203 relating to switching and Fibre Channel technologies. The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patents in the future. A scheduling conference is scheduled for November 15, 2003. The Company believes that it has meritorious defenses to the claims and intends to defend the action vigorously. At this time the Company is not able to determine what effect, if any, this action will have on its business or financial position and results of operations.

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

      On February 14, 2002, a suit captioned McDATA Corp. v. Brocade Communications Systems, Inc. was filed against the Company in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fibre Channel Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe United States Patent No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin the Company from infringing the patent in the future. On March 4, 2002, McDATA Corporation (McDATA) filed an amended complaint in which it additionally alleged that the Brocade SilkWorm 3200 Entry Fabric Switch infringed this patent. In connection with this suit, on March 4, 2002, McDATA filed a motion for a preliminary injunction against the Company with regard to the patent. On April 8, 2002, the Company filed an answer and counterclaims asserting, among other things, no infringement, and that the patent is invalid, unenforceable and covered by an existing covenant not to sue between the parties. A hearing on McDATA’s motion for preliminary injunction was held during the

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

week of July 15, 2002. In an order dated December 6, 2002, the Court denied McDATA’s motion for a preliminary injunction. On December 23, 2002, McDATA filed a demand for arbitration to move this matter from the United States District Court for the District of Colorado to arbitration. The matter was referred to arbitration. A scheduling conference was held on August 20, 2003, and arbitration has been scheduled for November 10, 2003. The Company believes that it has meritorious defenses to the claims and intends to defend the action vigorously. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business or financial position and results of operations.

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

      In accordance with the Exchange Program, on January 9, 2003, the Company cancelled 58.7 million outstanding stock options and issued promises to grant new stock options to participating employees. On July 10, 2003, the first business day that was six months and one day after the cancellation of the exchanged options, the Company granted to participating employees 26.6 million new stock options at an exercise price of $6.54 per share. The exercise price per share of the new stock options was equal to the fair market value of the Company’s common stock at the close of regular trading on July 10, 2003. The 26.6 million new stock options represent approximately 10 percent of the Company’s total shares of common stock outstanding as of July 26, 2003, and could have a dilutive effect on the Company’s future earnings per share to the extent that the future market price of the Company’s common stock exceeds $6.54 per share. No financial or accounting effect to the Company’s financial position, results of operations, or cash flows for the three and nine months ended July 26, 2003 was associated with this transaction.

11.     Segment Information

      The Company is organized and operates as one operating segment: the design, development, marketing and selling of infrastructure for storage area networks (SANs). The CEO is the Company’s Chief Operating

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Decision Maker (CODM), as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The CODM allocates resources and assesses the performance of the Company based on revenues and overall profitability.

      Revenues are attributed to geographic areas based on the location of the customer to which product is shipped. Domestic revenues include sales to certain OEM customers who take possession of Brocade products domestically and then distribute those products to their international customers. Domestic and international revenues were 66 percent and 34 percent of total revenues, respectively, for the three months ended July 26, 2003, and 67 percent and 33 percent of total revenues, respectively, for the nine months ended July 26, 2003. Domestic and international revenues were 75 percent and 25 percent of total revenues, respectively, for the three months ended July 27, 2002, and 71 percent and 29 percent of total revenues, respectively, for the nine months ended July 27, 2002. To date, service revenue has not exceeded 10 percent of total revenues. Long-lived assets located in foreign countries were not material as of July 26, 2003 and October 26, 2002.

      For the three and nine months ended July 26, 2003, three customers each represented greater than ten percent of the Company’s total revenues for combined totals of 66 percent and 68 percent of total revenues, respectively. For the three and nine months ended July 27, 2002, four customers each represented greater than ten percent of the Company’s total revenues for combined totals of 76 percent and 73 percent of total revenues, respectively. The level of sales to any single customer may vary and the loss of any single customer, or a decrease in the level of sales to any single customer, could seriously harm the Company’s financial condition and results of operations.

12.     Interest and Other Income, Net

      Interest and other income, net consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended

	July 26,	July 27,	July 26,	July 27,
	2003	2002	2003	2002

Interest income	$4,651	$6,972	$14,708	$17,094
Gain (loss) on investment, net	(12)	—	518	—
Other income (expense), net	(349)	(145)	(506)	(271)

Total	$4,290	$6,827	$14,720	$16,823

      Net gain on investments for the nine months ended July 26, 2003, includes a gain of $2.5 million recorded during the three months ended January 25, 2003, that resulted from the acquisition of a non-publicly traded company in which Brocade had a minority equity investment. This gain was partially offset by an impairment charge of $2.2 million recorded during the three months ended January 25, 2003, that resulted from an other-than-temporary decline in the estimated fair value of a minority equity investment in a different non-publicly traded company.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Net Income (Loss) Per Share

      The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	July 26,	July 27,	July 26,	July 27,
	2003	2002	2003	2002

Net income (loss)	$1,911	$18,348	$(150,996)	$43,997

Basic and diluted net income (loss) per share:
Weighted-average shares of common stock outstanding	256,674	233,760	249,158	232,573
Less: Weighted-average shares of common stock subject to repurchase	(801)	(743)	(672)	(1,754)

Weighted-average shares used in computing basic net income (loss) per share	255,873	233,017	248,486	230,819
Dilutive effect of potential common shares	3,571	7,089	—	13,853

Weighted-average shares used in computing diluted net income (loss) per share	259,444	240,106	248,486	244,672

Basic net income (loss) per share	$0.01	$0.08	$(0.61)	$0.19

Diluted net income (loss) per share	$0.01	$0.08	$(0.61)	$0.18

      For the three months ended July 26, 2003 and July 27, 2002, potential common shares in the form of stock options to purchase 9.1 million shares of common stock and 65.1 million shares of common stock, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share. For the nine months ended July 26, 2003 and July 27, 2002, potential common shares in the form of stock options to purchase 30.0 million shares of common stock and 43.9 million shares of common stock, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share.

      In addition, for each of the three months ended July 26, 2003 and July 27, 2002, 12.6 million potential common shares resulting from the potential conversion of the Company’s convertible subordinated debt were antidilutive and therefore not included in the computation of diluted earnings per share. For the nine months ended July 26, 2003 and July 27, 2002, 12.6 million potential common shares and 10.0 million potential common shares, respectively, resulting from the potential conversion of the Company’s convertible subordinated debt were antidilutive and therefore not included in the computation of diluted earnings per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements. These forward-looking statements include predictions regarding our future:

•	revenues and profits;
•	customer concentration;
•	research and development expenses;
•	sales and marketing expenses;
•	general and administrative expenses;
•	pricing and cost reduction activities;
•	technological feasibility of Rhapsody core technology;
•	effective tax rate;
•	cash flows from employee participation in employee stock programs;
•	liquidity and sufficiency of existing cash, cash equivalents, and short-term investments for near-term requirements;
•	realization of deferred tax assets;
•	purchase commitments; and
•	the effect of recent accounting pronouncements on our financial condition and results of operations.

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

Results of Operations

      The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

	Three Months		Nine Months
	Ended		Ended

	July 26,	July 27,	July 26,	July 27,
	2003	2002	2003	2002

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.9	39.9	46.1	39.8

Gross margin	54.1	60.1	53.9	60.2

Operating expenses:
Research and development	27.8	22.0	27.2	23.3
Sales and marketing	20.6	20.0	23.3	20.2
General and administrative	4.1	3.1	4.1	3.5
Amortization of deferred stock compensation	0.2	0.2	0.1	0.2
Restructuring costs	—	—	5.4	—
In-process research and development	—	—	34.8	—

Total operating expenses	52.7	45.3	94.9	47.2

Income (loss) from operations	1.4	14.8	(41.0)	13.0
Interest and other income, net	3.2	4.5	3.8	4.1
Interest expense	(2.6)	(2.2)	(2.6)	(1.9)

Income (loss) before provision for income taxes	2.0	17.1	(39.8)	15.2
Income tax (benefit) provision	0.6	5.0	(0.9)	4.4

Net income (loss)	1.4%	12.1%	(38.9)%	10.8%

      Revenues. Our revenues are derived primarily from sales of our SilkWorm family of products. Net revenues for the three months ended July 26, 2003 were $133.5 million, compared to $151.2 million for the three months ended July 27, 2002. Net revenues for the nine months ended July 26, 2003 were $387.5 million, compared to $409.3 million for the nine months ended July 27, 2002. Revenues were negatively affected by declines in average selling prices as a result of increased competition, partially offset by increases in volume. Revenues for the nine months ended July 26, 2003 were also negatively affected by reductions in the supply of our product maintained by our primary OEM customers.

      Domestic and international revenues were 66 percent and 34 percent of total revenues, respectively, for the three months ended July 26, 2003, compared to 75 percent and 25 percent of total revenues, respectively, for the three months ended July 27, 2002. Domestic and international revenues were 67 percent and 33 percent of total revenues, respectively, for the nine months ended July 26, 2003, compared to 71 percent and 29 percent, respectively, for the nine months ended July 27, 2002. Revenues are attributed to geographic areas based on the location of the customer to which our products are shipped. International revenues primarily consisted of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of our products domestically and then distribute those products to their international customers. Our mix of international and domestic revenue can therefore vary depending on the relative mix of sales to certain OEM customers.

      A significant portion of our revenues is concentrated among a relatively small number of customers. For the three and nine months ended July 26, 2003, three customers each represented greater than ten percent of our total revenues for combined totals of 66 percent and 68 percent of total revenues, respectively. For the three and nine months ended July 27, 2002, four customers each represented greater than ten percent of our total revenues for combined totals of 76 percent and 73 percent of total revenues, respectively. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of customers. Therefore, the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, could seriously harm our financial condition and results of operations.

      Gross margin. Gross margin for the three months ended July 26, 2003 was 54.1 percent, compared to 60.1 percent for the three months ended July 27, 2002. Gross margin for the nine months ended July 26, 2003 was 53.9 percent, compared to 60.2 percent for the nine months ended July 27, 2002. The reductions in gross margins were primarily related to an increase in manufacturing operations costs and declines in the average selling prices of our products, partially offset by reductions in product costs.

      Research and development expenses. Research and development (R&D) expenses were $37.2 million for the three months ended July 26, 2003, compared to $33.2 million for the three months ended July 27, 2002. R&D expenses were $105.6 million for the nine months ended July 26, 2003, compared to $95.5 million for the nine months ended July 27, 2002. R&D expenses consist primarily of salaries and related expenses for personnel engaged in engineering and R&D activities; fees paid to consultants and outside service providers; nonrecurring engineering charges; prototyping expenses related to the design, development, testing and enhancement of our products; depreciation related to engineering and other test equipment; and IT and facilities expenses. The increases in R&D expenses were primarily the result of incremental spending associated with our acquisition of Rhapsody. We currently anticipate that R&D expenses for the three months ended October 25, 2003, will increase on an absolute dollars basis from the $37.2 million incurred during the three months ended July 26, 2003.

      Sales and marketing expenses. Sales and marketing expenses were $27.5 million for the three months ended July 26, 2003, compared to $30.3 million for the three months ended July 27, 2002. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses. The decrease in sales and marketing expenses was primarily due to decreased salary expense resulting from the workforce reduction that occurred during the three months ended April 26, 2003, and decreased travel and marketing program expenses resulting from various cost-cutting actions. Sales and marketing expenses were $90.2 million for the nine months ended July 26, 2003, compared to $82.7 million for the nine months ended July 27, 2002. The increase in sales and marketing expenses was primarily due to the expansion of our sales and marketing organizations partially offset by restructuring and other cost-cutting actions. We currently anticipate that sales and marketing expenses for the three months ended October 25, 2003, will decrease slightly, subject to our ability to execute on planned cost reduction activities, on an absolute dollar basis from the $27.5 million incurred during the three months ended July 26, 2003.

      General and administrative expenses. General and administrative (G&A) expenses were $5.5 million for the three months ended July 26, 2003, compared to $4.8 million for the three months ended July 27, 2002. G&A expenses were $15.8 million for the nine months ended July 26, 2003, compared to $14.1 million for the nine months ended July 27, 2002. G&A expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses. The increase in G&A expenses was primarily due to an increase in G&A related personnel. We currently anticipate that G&A expenses for the three months ended October 25, 2003 will decrease slightly, subject to our ability to execute on planned cost reduction activities, on an absolute dollar basis from the $5.5 million incurred during the three months ended July 26, 2003.

      Restructuring costs. Restructuring costs for the nine months ended July 26, 2003, were $21.0 million. Restructuring costs consist of $10.9 million related to a program to restructure and reorganize certain business operations during the three months ended April 26, 2003, and $10.1 million related to a company-wide restructuring program during the three months ended January 25, 2003 (see Note 4 “Restructuring Costs” of the Notes to Condensed Consolidated Financial Statements).

      Amortization of deferred stock compensation. Amortization of deferred stock compensation was $0.2 million for each of the three months ended July 26, 2003 and July 27, 2002. Amortization of deferred stock compensation was $0.5 million for the nine months ended July 26, 2003, compared to $0.7 million for the nine months ended July 27, 2002. During the three months ended April 26, 2003, we recorded $1.7 million of deferred stock compensation in connection with our acquisition of Rhapsody. The $1.7 million of deferred stock compensation represented the intrinsic value of unvested restricted common stock and assumed stock options, and is being amortized over the respective remaining service periods on a straight-line basis (see Note 3 “Acquisition of Rhapsody Networks, Inc.” of the Notes to Condensed Consolidated Financial Statements).

      In-process research and development. On January 27, 2003, we completed our acquisition of Rhapsody, a provider of next-generation intelligent switching platforms. In exchange for all of the outstanding securities of Rhapsody, we issued 19.8 million shares of our common stock and assumed warrants and stock options to purchase 0.7 million shares of our common stock. In addition, we will issue up to an additional 2.9 million shares of our common stock if the Rhapsody business successfully completes specified product milestones by November 30, 2003.

      As of the acquisition date, Rhapsody was a development stage company that had no recognized revenue and a core technology that required substantial additional resources to bring it to technological feasibility. To date, we have incurred $11.6 million in expenses related to bringing the Rhapsody core technology to technological feasibility, and we expect to incur additional expenses in the future, approximately $5.0 million to $6.0 million of which we expect to incur over the next three months. We currently believe that revenues related to this technology will commence during fiscal year 2004. As a result, the acquisition was accounted for as an asset purchase and the total purchase price of $138.5 million was allocated to the assets acquired, liabilities assumed, and acquired in-process R&D based on their respective fair values. The excess of purchase price over the fair value of net assets received was allocated to acquired in-process R&D and acquired non-monetary assets on a pro-rata basis. Acquired in-process R&D of $134.9 million was expensed during the three months ended April 26, 2003 because it had not yet reached technological feasibility and had no alternative future use. No acquired in-process R&D was recorded in any of the other periods presented (see Note 3 “Acquisition of Rhapsody Networks, Inc.,” of the Notes to Condensed Consolidated Financial Statements).

      Interest and other income, net. Net interest and other income was $4.3 million for the three months ended July 26, 2003, compared to $6.8 million for the three months ended July 27, 2002. Net interest and other income was $14.7 million for the nine months ended July 26, 2003, compared to $16.8 million for the nine months ended July 27, 2002. The decreases were primarily the result of lower interest rates.

      Interest expense. Interest expense was $3.4 million for each of the three months ended July 26, 2003 and July 27, 2002, respectively. Interest expense was $10.1 million for the nine months ended July 26, 2003, compared to $8.1 million for the nine months ended July 27, 2002. Interest expense primarily represents the interest cost associated with our convertible subordinated notes issued during the three months ended January 26, 2002.

      Income tax (benefit) provision. Our effective tax rate for the three months ended July 26, 2003 was a provision of 28.8 percent, compared with a provision of 29.0 percent for the three months ended July 27, 2002. Our effective tax rate for the nine months ended July 26, 2003, was a benefit of 2.2 percent, compared with a provision of 29.0 percent for the nine months ended July 27, 2002. Our effective tax rate for the nine months ended July 26, 2003, was affected by non-deductible expenses, primarily in-process R&D, incurred in connection with our acquisition of Rhapsody.

      We currently anticipate an effective tax rate of 29 percent for the three months ended October 25, 2003. Our ability to maintain this effective tax rate requires that international revenues and earnings as a percentage of total revenues and earnings be consistent with historical levels. To the extent that international revenues and earnings differ from those historically achieved, a factor largely influenced by the buying behavior of our OEM partners, or unfavorable changes in tax laws and regulations occur, our effective tax rate could change.

Liquidity and Capital Resources

      Cash, cash equivalents, short-term and long-term investments were $909.1 million as of July 26, 2003. For the nine months ended July 26, 2003, we generated $26.5 million in cash from operating activities, primarily related to non-cash losses and a decrease in accounts receivable, partially offset by decreases in accounts payable and other accrued liabilities. Days sales outstanding in receivables for the three months ended July 26, 2003 was 52 days.

      Net cash used in investing activities for the nine months ended July 26, 2003 totaled $54.8 million and was primarily the result of $34.3 million in net purchases of short- and long-term investments, and $25.3 million invested in capital equipment. Net cash used in financing activities totaled $1.1 million. Net cash used in financing activities resulted from payments of $12.6 million for assumed capital lease and debt obligations in connection with our acquisition of Rhapsody, partially offset by proceeds from the issuance of common stock related to employee participation in employee stock plans of $11.5 million.

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

      We have manufacturing agreements with Solectron and Foxconn under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. The required lead-time for placing orders with both Solectron and Foxconn depends on the specific product. As of July 26, 2003, our aggregate commitment to Solectron and Foxconn for inventory components used in the manufacture of our products was $47.3 million, net of purchase commitment reserves of $2.5 million, which we expect to utilize during future normal ongoing operations. Our purchase orders placed with Solectron and Foxconn are cancelable, however if cancelled, the agreement with Solectron requires us to purchase from Solectron certain inventory components not returnable, usable by, or sold to other Solectron customers within 365 days.

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

      We are required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. We may, from time to time, consider repurchasing portions of the outstanding notes. Debt issuance costs of $12.4 million are being amortized over the term of the notes. The amortization of debt issuance costs will accelerate upon early redemption, repurchase, or conversion of the notes. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures.

      The following table summarizes our contractual obligations (including interest expense) and commitments as of July 26, 2003 (in thousands):

		Less than			After
	Total	1 year	1 – 3 years		3 years

Contractual Obligations:
Convertible subordinated notes, including interest	$588,500	$11,000		$22,000	$555,500
Non-cancelable operating leases	249,229	32,196		56,066	160,967
Unconditional purchase obligations, gross	49,835	49,835		—	—

Total contractual cash obligations	$887,564	$93,031		$78,066	$716,467

Other Commitments:
Standby letters of credit	$18,749	$ n/a	$	n/a	$ n/a

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

Related Party Transactions

      Larry W. Sonsini, a director of Brocade, is a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation (WSGR), our principal outside legal counsel. Aggregate fees billed to us by WSGR for legal services rendered, including general corporate counseling, litigation services, merger and acquisition related services, and services related to our convertible debt offering, during the nine months ended July 26, 2003 and July 27, 2002, were $1.1 million and $2.5 million, respectively.

      During the normal course of business we purchase certain equipment from vendors who are also customers of Brocade and with whom we have contractual arrangements. The equipment we purchase is primarily used for testing purposes in our development labs or otherwise consumed internally. We believe that all such transactions are on an arms-length basis and subject to terms no more favorable than those with unrelated parties.

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

      We write down inventory and record purchase commitment reserves for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand, product transition cycles, and market conditions. Although we strive to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant effect on the value of our inventory and commitments, and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs, purchase commitment reserves, and charges against earnings might be required. To date actual experience has been consistent with our estimates.

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

      During the three months ended July 27, 2002, we completed a transaction to sublease a portion of these vacant facilities. Accordingly, based on then current market data, we revised certain estimates and assumptions, including those related to estimated sublease rates, estimated time to sublease the facilities, expected future operating costs, and expected future use of the facilities. We reevaluate our estimates and assumptions on a quarterly basis and make adjustments to the reserve balance if necessary. No material adjustments were made to the facilities lease losses reserve for the three and nine months ended July 26, 2003. Should there be changes in real estate market conditions or should it take longer than expected to find a suitable tenant to sublease the remaining vacant facilities, adjustments to the facilities lease losses reserve may be necessary in future periods based upon then current actual events and circumstances.

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

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have determined that the requirements of FIN 45 apply to our accrued warranty and standard indemnification clauses contained within our various customer contracts (see Note 9, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements).

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

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

      Our quarterly revenues and operating results may vary significantly in the future due to a number of factors, any of which may cause our stock price to fluctuate. The primary factors that may affect the predictability of our quarterly results include the following:

•	changes in general economic conditions and specific economic conditions in the information technology industry. In particular, continuing economic uncertainty has resulted in a general reduction in IT spending. This reduction in IT spending has lead to a decline in our growth rates;
•	the timing of customer orders and product implementations, particularly large orders from and product implementations of our OEM partners;
•	disruptions or downturns in general economic activity resulting from terrorist activity and armed conflict;
•	announcements, introductions, and transitions of new products by us and our competitors;
•	the ability of new competitors to enter the market and effectively compete against us;
•	deferrals of customer orders in anticipation of new products, services, or product enhancements introduced by us or our competitors;

•	our ability to obtain sufficient supplies of sole- or limited-sourced components, including ASICs, microprocessors, certain connectors, certain logic chips, and programmable logic devices;
•	increases in prices of components used in the manufacture of our products;
•	our ability to attain and maintain production volumes and quality levels;
•	variations in the mix of our products sold and the mix of distribution channels through which they are sold;
•	litigation; and
•	legislation and regulatory developments.

      Accordingly, the results of any prior periods should not be relied upon as an indication of future performance. If our revenues or operating results are below the expectations of stock market analysts or investors, our stock price may decline.

Our revenues may be affected by changes in IT spending levels.

      Unfavorable economic conditions and reduced global IT spending rates have adversely affected our operating results and led to a decline in our growth rates. We are unable to predict when IT spending rates will improve, if at all. If there are further reductions in either domestic or international IT spending rates, or if IT spending rates do not improve, our revenues, operating results and financial condition may be adversely affected.

      Our storage networking products are sold as part of storage systems and subsystems. As a result, the demand for our storage networking products has historically been affected by changes in storage requirements associated with growth related to new applications and an increase in transaction levels. Although in the past we have experienced historical growth in our business as enterprise-class customers have adopted SAN technology, demand for SAN products in the enterprise-class sector continues to be adversely affected as a result of the weakened economy and because larger businesses are focusing on more efficiently using their existing IT infrastructure rather than making new equipment purchases. Increases in a customer’s ability to utilize existing storage infrastructure and the continued weakened economy may cause a decline in the demand for SAN products. This may harm our financial condition and results of operations.

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

      The SAN market is likely to become even more competitive as new products are introduced by existing competitors and as new competitors enter the market. Our OEM partners could potentially become new competitors by developing and introducing products competitive with our product offerings. These new competitive products could be based on existing technologies or new technologies that may or may not be compatible with our SAN technology. In addition, our OEM partners, who also have relationships with some of our current competitors, could choose to sell our competitors’ products instead of our products, or offer preferred pricing or promotions on our competitors’ products.

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

      We depend on large, recurring purchases from a limited number of large OEM partners. Our agreements with our OEM partners are typically cancelable, non-exclusive, and have no minimum purchase requirements. For the three months ended July 26, 2003, three customers each represented greater than ten percent of our total revenues for a combined total of 66 percent. We anticipate that our revenues and operating results will continue to depend on sales to a relatively small number of customers. The loss of any one significant customer, or a decrease in the level of sales to any one significant customer, could seriously harm our financial condition and results of operations.

The prices of our products and gross margins have recently declined at a higher than historical rate and are likely to continue to decline, which would reduce our revenues and profitability.

      The average unit prices and gross margins of some of our products have recently declined at a higher than historical rate, and are likely to continue to decline in the future as a result of changes in product mix, competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors, or other factors. If we are unable to offset these factors by increasing sales volumes, our total revenues may decline. In addition, to maintain our gross margins we must maintain or increase current shipment volumes, develop and introduce new products and product enhancements, and we must continue to reduce the manufacturing cost of our products. Failure to reduce the manufacturing cost of our products in response to declines in unit selling prices would result in a further decline in our gross margins. Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, we could incur losses, our operating results and gross margins may be below our expectations and the expectations of investors and stock market analysts, and our stock price could be negatively affected.

We may not be able to maintain profitability.

      In fiscal year 2003, we do not expect to maintain profitability and may not be able to maintain profitability at all in the future. We expect to incur significant costs and expenses for product development, sales and marketing, customer support, and expansion of corporate infrastructure. We make investment decisions based upon anticipated revenues and margins. If these anticipated revenues and margins do not materialize, our future profitability could be adversely affected. For example, we expect our acquisition of Rhapsody to adversely affect our earnings per share at least through our fiscal year 2004.

      We recently completed programs to restructure certain business operations that included workforce reductions and the impairment of certain assets no longer being used as a result of the restructuring programs. We may not be able to achieve our planned reduction in spending related to these restructuring programs if we incur unforeseen expenses in future quarters or if we are unable to reduce expenses without jeopardizing further development, marketing, and sales of our products. Additionally, it is possible that these reductions in spending may not be sufficient to achieve their intended goals. If we are unable to achieve our planned reduction in spending or if our current reductions in spending are insufficient, we may be required to undertake additional restructuring activities that may involve our personnel, real estate, fixed assets, marketing programs and research and development programs.

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

      Our Board of Directors approved a voluntary stock option exchange program for employees. Under the stock option exchange program, employees were offered the opportunity to exchange an aggregate of approximately 67.3 million outstanding stock options with exercise prices equal to or greater than $12.00 per share for new stock options to be granted at an exchange ratio determined by the date the exchanged stock options were granted. In accordance with this program, on January 9, 2003, we cancelled 58.7 million outstanding stock options and issued promises to grant new stock options to participating employees. On July 10, 2003, the first business day that was six months and one day after the cancellation of the exchanged options, we granted to participating employees 26.6 million new stock options at an exercise price of $6.54 per share. The 26.6 million new stock options represent approximately 10 percent of our total shares of common stock outstanding as of July 26, 2003, and could have a dilutive effect on our future earnings per share to the extent that the future market price of our common stock exceeds $6.54 per share.

As we introduce new products, we must manage the transition between our new products and our older products.

      As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, and ensure that sufficient supplies of new products can be delivered to meet customer demands. When we introduce new products and product enhancements, we face numerous risks relating to product transitions, including the inability to accurately forecast demand, possible product and software defects, and a potentially different sales and support environment due to the complexity of these new systems. Our failure to manage the transition to newer products in the future or to develop and successfully introduce new products and product enhancements, such as products associated with the Rhapsody acquisition, could adversely affect our business and financial results.

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

International political instability and concerns about other international crises may increase our cost of doing business and disrupt our business.

      International political instability, evidenced by the occurrence and threat of terrorist attacks, enhanced national security measures, and military action and armed conflicts in the Middle East, Africa and Asia, may halt or hinder our ability to do business and may increase our costs. In addition, concerns about other international crises, such as the SARS virus, may have an adverse effect upon the world economy and could adversely affect our business operations or the operations of our OEM partners, contract manufacturers and suppliers. This political instability and concerns about other international crises may, for example:

•	negatively affect the reliability and cost of transportation,
•	negatively affect the desire and ability of our employees and customers to travel,
•	disrupt the production capabilities of our OEM partners, contract manufacturers and suppliers,
•	adversely affect our ability to obtain adequate insurance at reasonable rates, and
•	require us to take extra security precautions for our operations.

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

      Our ability to successfully implement our business plan, develop and offer products, and manage our business in a rapidly evolving market requires a comprehensive and effective planning and management process. We continue to change the scope of our operations domestically and internationally, including managing our headcount appropriately. In addition, our acquisition of Rhapsody and its integration into Brocade could present additional management challenges. Changes in our business, headcount, organizational structure and relationships with customers and other third parties has placed, and will continue to place, a significant strain on management systems and resources. Our failure to continue to improve upon our operational, managerial, and financial controls, reporting systems, and procedures, and our failure to continue to train and manage our workforce worldwide, could seriously harm our business and financial results.

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

      We have limited ability to forecast the demand for our products. In preparing sales and demand forecasts, we rely largely on input from our distribution partners. If our distribution partners are unable to accurately forecast demand, or if we fail to effectively communicate with our distribution partners about end-user demand or other time sensitive information, sales and demand forecasts may not reflect the most accurate, up-to-date information. Because we make business decisions based on our sales and demand forecasts, if these forecasts are inaccurate, our business and financial results could be negatively affected. Furthermore, we may not be able to identify these forecast differences until late in our fiscal quarter. Consequently, we may not be able to make adjustments to our business model without negatively affecting our business and results of operations.

We plan to continue to increase our international sales activities, which will subject us to additional business risks.

      We plan to continue to expand our international sales activities. Expansion of international operations will involve inherent risks that we may not be able to control, including:

•	supporting multiple languages;
•	recruiting sales and technical support personnel with the skills to support our products;
•	increased complexity and costs of managing international operations;
•	commercial laws and business practices that favor local competition;
•	multiple, potentially conflicting, and changing governmental laws and regulations, including differing labor and employment laws;
•	longer sales cycles;
•	difficulties in collecting accounts receivable;
•	reduced or limited protections of intellectual property rights;
•	more complicated distribution arrangements; and
•	political and economic instability.

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

      We provide to our contract manufacturers product forecasts and place purchase orders with our contract manufacturers in advance of the scheduled delivery of products to our customers. Although our purchase orders placed with our contract manufacturers are cancelable, if cancelled, we could be required to purchase certain unused material not returnable, usable by, or sold to other customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from our contract manufacturers to meet customers’ delivery requirements, or we may accumulate excess inventories. If we are unable to obtain adequate manufacturing capacity from our contract manufacturers or if we accumulate excess inventories, our business and results of operations may be negatively affected.

      As part of our business strategy, we may seek to transition a greater portion of our product manufacturing to third parties that are located overseas. If we are not successful in our strategy to further transition our manufacturing to overseas markets, our ability to manufacture and sell our products could be substantially impaired.

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

      Our success depends to a significant degree upon the continued contributions of key management, engineering, and sales and marketing personnel, many of whom would be difficult to replace. We do not have life insurance on any of our key personnel. Our compensation packages include equity-based incentives. To the extent that our stock price remains at depressed levels, our ability to continue to offer competitive compensation packages could be affected.

      We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, finance, and operations personnel, and on the ability of management to operate effectively, both individually and as a group. We have experienced difficulty in hiring qualified ASIC, software, system and test, sales and marketing, key management, and customer support personnel. We may not be successful in attracting and retaining these individuals in the future. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively affect our ability to sell, our products.

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

      In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. For example, on February 14, 2002, a suit captioned McDATA Corp. v. Brocade Communications Systems, Inc. was filed against us in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fibre Channel Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe United States Patent No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patent in the future (see Item 4 — Legal Proceedings for additional information regarding this dispute).

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

      In the past, securities class-action litigation often has been brought against a company following periods of volatility in the market price of its securities. We have been a party in a securities class action litigation, which resulted in the court dismissing all claims against us. In the future, we may be the target of other securities litigation. Securities litigation could result in substantial costs and divert management’s attention and resources.

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

      We may not be able to successfully integrate any businesses, products, technologies, or personnel that we might acquire, or to realize expected benefits of acquisitions that we may undertake in the future.

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

Provisions in our charter documents, customer agreements, Delaware law, our convertible subordinated notes, and our stockholder rights plan could prevent or delay a change in control of Brocade, which could hinder stockholders’ ability to receive a premium for our stock.

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

      Also, if we incur a “fundamental change” as defined in our convertible subordinated notes, we could be required to repurchase all of our outstanding notes. A “fundamental change” is generally defined as any transfer or event in which all or substantially all of our common stock is exchanged for, converted into or acquired for, or constitutes solely the right to receive consideration which is not all or substantially all common stock that is listed on a United States national securities exchange or the Nasdaq National Market or similar automated quotation system.

We expect to experience volatility in our stock price, which could negatively affect stockholders’ investments.

      The market price of our common stock has experienced significant volatility in the past and may continue to fluctuate significantly in response to the following factors, some of which are beyond our control:

•	macroeconomic conditions;
•	actual or anticipated fluctuations in our operating results;
•	changes in financial estimates and ratings by securities analysts;
•	changes in market valuations of other technology companies;
•	announcements of financial results by us or other technology companies;
•	announcements by us, our competitors, customers, or similar businesses of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	losses of major OEM partners;
•	additions or departures of key personnel;
•	sales by us of common stock or convertible securities;
•	incurring additional debt; and
•	other risk factors detailed in this section.

      In addition, the stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of how the business performs.

Business interruptions could adversely affect our business.

      Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters, is located near major earthquake faults. In the event of a major earthquake, we could experience business interruptions, destruction of facilities and loss of life. We neither carry earthquake insurance nor have we set aside funds or reserves to cover such earthquake-related losses. Our operations are also subject to business interruptions that may occur as a result of a change or upgrade in our information technology systems, consolidation of our business operations, or a transition to new facilities in the United States of America or abroad. Although we carry business interruption insurance to mitigate the effect of potential business interruptions, should a business interruption occur, our business could be seriously harmed.

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

Interest Rate Risk

      Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at five major financial institutions in the United States. As of July 26, 2003, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.

      The following table presents the hypothetical changes in fair values of our investments in debt securities as of July 26, 2003 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities Given an				Valuation of Securities Given an
	Interest Rate Decrease of X Basis			Fair Value	Interest Rate Increase of X Basis
	Points			As of	Points
				July 26,
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2003	50 BPS	100 BPS	150 BPS

U.S. government obligations	$418,326	$415,867	$413,652	$410,497	$407,801	$405,162	$402,549
State & municipal obligations	3,852	3,852	3,851	3,850	3,849	3,848	3,848
Corporate notes	7,179	7,165	7,150	7,135	7,119	7,104	7,088

Total	$429,357	$426,884	$424,653	$421,482	$418,769	$416,114	$413,485

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

      The following table (in thousands) presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of July 26, 2003. Carrying value approximates fair value.

		Average
	Amount	Interest Rate

Cash and cash equivalents	$487,580	1.1%
Short-term investments	71,039	1.5%
Long-term investments	350,443	3.7%

Total	$909,062	2.1%

      Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. Therefore, we are not exposed to changes in interest rates related to our long-term debt instruments. The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On July 25, 2003, the average bid and ask price on the Portal Market of our convertible subordinated notes due 2007 was 82.50, resulting in an aggregate fair value of approximately $453.8 million. Our common stock is quoted on the Nasdaq National Market under the symbol “BRCD.” On July 25, 2003, the last reported sale price of our common stock on the Nasdaq National Market was $5.55 per share.

Equity Security Price Risk

      Our exposure to market risk due to equity security price fluctuations primarily relates to investments in equity securities. These investments are principally in companies in the volatile high-technology sector. We do not attempt to reduce or eliminate the market exposure on these securities. Adverse changes in equity prices of 25 percent, 50 percent, and 75 percent would result in decreases of approximately $0.2 million, $0.4 million, and $0.6 million in the fair value of equity securities as of July 26, 2003, respectively.

Item 4.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures: Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      (b) Changes in internal control over financial reporting: There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

      On May 23, 2003, a suit captioned Vixel Corporation v. Brocade Communications Systems, Inc. was filed in the United States District Court for the Northern District of California. The complaint alleges that Brocade products infringe United States Patents Nos. 6,118,776; 6,470,007; and 6,185,203 relating to switching and Fibre Channel technologies. The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patents in the future. A scheduling conference is scheduled for November 15, 2003. We believe that we have meritorious defenses to the claim and intend to defend the action vigorously. At this time we are not able to determine what effect, if any, this action will have on our business or financial position and results of operations.

      On January 10, 2003, a suit captioned Raytheon Company v. Brocade Communications Systems, Inc. et al. was filed against Brocade and various other companies in the United States District Court for the Eastern District of Texas. The complaint alleges that Brocade products infringe United States Patent No. 5,412,791, entitled “Mass Data Storage Library.” On February 6, 2003, Raytheon filed an amended complaint stating their original claim with more particularity. The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patent in the future. On May 9, 2003, we filed an answer and counterclaims, asserting, among other things, invalidity of all of Raytheon’s claims. A scheduling conference was held on May 20, 2003, and trial has been scheduled for June 2004. We believe that we have meritorious defenses to the claims and intend to defend the action vigorously. At this time, we are not able to determine what effect, if any, this action will have on our business or financial position and results of operations.

      On February 14, 2002, a suit captioned McDATA Corp. v. Brocade Communications Systems, Inc. was filed against us in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fibre Channel Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe United States Patent No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patent in the future. On March 4, 2002, McDATA filed an amended complaint, in which it additionally alleged that the Brocade SilkWorm 3200 Entry Fabric Switch infringed this patent. In connection with this suit, on March 4, 2002, McDATA filed a motion for a preliminary injunction against Brocade with regard to the patent. On April 8, 2002, we filed an answer and counterclaims asserting, among other things, no infringement, and that the patent is invalid, unenforceable and covered by an existing covenant not to sue between the parties. A hearing on McDATA’s motion for preliminary injunction was held during the week of July 15, 2002. In an order dated December 6, 2002, the Court denied McDATA’s motion for a preliminary injunction. On December 23, 2002, McDATA filed a demand for arbitration to move this matter from the United States District Court for the District of Colorado to arbitration. The matter was referred to arbitration. A scheduling conference was held on August 20, 2003, and arbitration has been scheduled for November 10, 2003. We believe that we have meritorious defenses to the claims and intend to defend the action vigorously. We believe that the ultimate disposition of this matter will not have a material adverse effect on our business or financial position and results of operations.

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

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits.

Exhibit
Number	Description of Document

2.1(14)	Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated November 5, 2002.
2.2(14)	First Amendment to Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated January 5, 2003.
3.1(8)	Amended and Restated Certificate of Incorporation.
3.2(1)	Bylaws of the Registrant.
3.3(10)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc.
4.1(1)	Form of Registrant’s Common Stock certificate.
4.2(10)	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A.
4.3(9)	Indenture, dated as of December 21, 2001, between Brocade and State Street Bank and Trust Company of California, N.A.
4.4(9)	Form of Note (included in Exhibit 4.3).
4.5(9)	Registration Rights Agreement, dated as of December 21, 2001, by and among Brocade and Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc. and Merrill Lynch Pierce Fenner and Smith Incorporated.
10.1(1)	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers.
10.2(1)*	1995 Equity Incentive Plan and forms of agreements thereunder.
10.3(1)*	1998 Equity Incentive Plan and forms of agreements thereunder.
10.4(1)*	1998 Executive Equity Incentive Plan and forms of agreements thereunder.
10.5(7)*	Amended and Restated 1999 Director Option Plan as of April 17, 2001, and form of agreement thereunder.
10.6(2)*	1999 Employee Stock Purchase Plan.
10.7(2)*	1999 Stock Plan and forms of agreements thereunder.
10.8(13)*	1999 Nonstatutory Stock Option Plan and forms of agreements thereunder, as amended.
10.9(1)	Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade dated September 5, 1996.
10.10(1)#	Acknowledgement between Wind River Systems, Inc. and Brocade dated April 22, 1999.
10.11(1)*	Letter Agreement with Michael J. Byrd dated April 5, 1999.
10.12(3)#	Manufacturing Agreement between Solectron California Corporation and Brocade dated July 30, 1999.
10.13(3)	Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999.
10.14 (5)	First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000.
10.15(5)	Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000.
10.16(4)	Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2000.
10.17(5)	First Amendment to Credit Agreement between Comerica Bank-California and Brocade dated March 21, 2000.
10.18(5)	Second Amendment to Credit Agreement between Comerica Bank-California and Brocade dated September 20, 2000.

Exhibit
Number	Description of Document

10.19(5)	Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000.
10.20(5)#	Purchase Agreement between Compaq Computer Corporation and Brocade dated February 1, 2000.
10.21(5)*	Promissory Note between David A. Smith and Brocade dated April 27, 2000.
10.22(5)#	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000 (EMC Purchase Agreement).
10.23(8)#	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000.
10.24(14)	Extension Agreement between EMC Corporation and Brocade dated November 13, 2002.
10.25(8)#	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999.
10.26(8)	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade.
10.27(8)#	Statement of Work #1 between International Business Machines Corporation and Brocade.
10.28(8)#	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade.
10.29(8)#	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade.
10.30(8)#	Statement of Work #2 between International Business Machines Corporation and Brocade.
10.31(6)	Third Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 22, 2001.
10.32(6)	Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000.
10.33(11)#	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.34(11)#	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.35(12)+	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.36(14)+	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.37(14)+	Amendment No. 9 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.38(11)#	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.
10.39(11)	Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.
10.40(12)+	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement).
10.41(12)+	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001.
10.42(12)	Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002.
10.43(12)+	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement).
10.44(12)+	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001.

Exhibit
Number	Description of Document

10.45(12)+	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001.
10.46(12)+	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002.
10.47(12)+	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002.
10.48(14)+	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002.
10.49(15)+	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPT Manufacturing and Purchase Agreement).
10.50(15)	Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003.
10.51(15)+	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003.
10.52(15)+	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement).
10.53(15)	Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003.
10.54(15)+	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003.
10.55(15)+	Amendment No. 2 to EMC Purchase Agreement between Brocade and EMC dated February 18, 2003.
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(2)	Incorporated by reference from Brocade’s Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000.

(3)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended.

(4)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000.

(5)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

(6)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001.

(7)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2001.

(8)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001.

(9)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002.

(10)	Incorporated by reference from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002.

(11)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002.

(12)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002.

(13)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002.

(14)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2003.

(15)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003.

      (b) Reports on Form 8-K.

We filed a current report on Form 8-K on May 14, 2003, to reference and furnish as exhibits a press release announcing our financial results for the second quarter ended April 26, 2003 under Items 7 and 9 thereof.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROCADE COMMUNICATIONS SYSTEMS, INC.

BY:	/s/ ANTONIO CANOVA

Antonio Canova
Vice President, Finance and
Chief Financial Officer

Date: September 8, 2003

Exhibit Index

Exhibit
Number	Description of Document

2.1(14)	Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated November 5, 2002.
2.2(14)	First Amendment to Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated January 5, 2003.
3.1(8)	Amended and Restated Certificate of Incorporation.
3.2(1)	Bylaws of the Registrant.
3.3(10)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc.
4.1(1)	Form of Registrant’s Common Stock certificate.
4.2(10)	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A.
4.3(9)	Indenture, dated as of December 21, 2001, between Brocade and State Street Bank and Trust Company of California, N.A.
4.4(9)	Form of Note (included in Exhibit 4.3).
4.5(9)	Registration Rights Agreement, dated as of December 21, 2001, by and among Brocade and Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc. and Merrill Lynch Pierce Fenner and Smith Incorporated.
10.1(1)	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers.
10.2(1)*	1995 Equity Incentive Plan and forms of agreements thereunder.
10.3(1)*	1998 Equity Incentive Plan and forms of agreements thereunder.
10.4(1)*	1998 Executive Equity Incentive Plan and forms of agreements thereunder.
10.5(7)*	Amended and Restated 1999 Director Option Plan as of April 17, 2001, and form of agreement thereunder.
10.6(2)*	1999 Employee Stock Purchase Plan.
10.7(2)*	1999 Stock Plan and forms of agreements thereunder.
10.8(13)*	1999 Nonstatutory Stock Option Plan and forms of agreements thereunder, as amended.
10.9(1)	Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade dated September 5, 1996.
10.10(1)#	Acknowledgement between Wind River Systems, Inc. and Brocade dated April 22, 1999.
10.11(1)*	Letter Agreement with Michael J. Byrd dated April 5, 1999.
10.12(3)#	Manufacturing Agreement between Solectron California Corporation and Brocade dated July 30, 1999.
10.13(3)	Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999.
10.14(5)	First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000.
10.15(5)	Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000.
10.16(4)	Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2000.
10.17(5)	First Amendment to Credit Agreement between Comerica Bank-California and Brocade dated March 21, 2000.
10.18(5)	Second Amendment to Credit Agreement between Comerica Bank-California and Brocade dated September 20, 2000.
10.19(5)	Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000.
10.20(5)#	Purchase Agreement between Compaq Computer Corporation and Brocade dated February 1, 2000.
10.21(5)*	Promissory Note between David A. Smith and Brocade dated April 27, 2000.
10.22(5)#	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000 (EMC Purchase Agreement).

Exhibit
Number	Description of Document

10.23(8)#	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000.
10.24(14)	Extension Agreement between EMC Corporation and Brocade dated November 13, 2002.
10.25(8)#	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999.
10.26(8)	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade.
10.27(8)#	Statement of Work #1 between International Business Machines Corporation and Brocade.
10.28(8)#	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade.
10.29(8)#	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade.
10.30(8)#	Statement of Work #2 between International Business Machines Corporation and Brocade.
10.31(6)	Third Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 22, 2001.
10.32(6)	Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000.
10.33(11)#	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.34(11)#	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.35(12)+	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.36(14)+	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.37(14)+	Amendment No. 9 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.38(11)#	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.
10.39(11)	Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.
10.40(12)+	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement).
10.41(12)+	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001.
10.42(12)	Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002.
10.43(12)+	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement).
10.44(12)+	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001.
10.45(12)+	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001.
10.46(12)+	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002.
10.47(12)+	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002.
10.48(14)+	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002.
10.49(15)+	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPT Manufacturing and Purchase Agreement).

Exhibit
Number	Description of Document

10.50(15)	Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003.
10.51(15)+	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003.
10.52(15)+	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement).
10.53(15)	Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003.
10.54(15)+	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003.
10.55(15)+	Amendment No. 2 to EMC Purchase Agreement between Brocade and EMC dated February 18, 2003.
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(2)	Incorporated by reference from Brocade’s Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000.

(3)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended.

(4)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000.

(5)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

(6)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001.

(7)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2001.

(8)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001.

(9)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002.

(10)	Incorporated by reference from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002.

(11)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002.

(12)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002.

(13)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002.

(14)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2003.

(15)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003.