Form 10-K
period 2003-10-25
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2004-01-20
CIK 1009626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended October 25, 2003

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

Securities registered pursuant to Section 12 (b) of the Act:

None
Securities registered pursuant to Section 12 (g) of the Act:
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

      The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,334,000,000 as of April 25, 2003, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant’s Common Stock on December 19, 2003, was 258,720,039 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K.

BROCADE COMMUNICATIONS SYSTEMS, INC.

FORM 10-K

PART I

Item 1.     Business

General

      This Annual Report on Form 10-K (Annual Report) contains forward-looking statements. These forward-looking statements include predictions regarding our future:

•	revenues and profits;
•	gross margin;
•	customer concentration;
•	research and development expenses;
•	sales and marketing expenses;
•	general and administrative expenses;
•	pricing and cost reduction activities;
•	income tax provision and effective tax rate;
•	realization of deferred tax assets;
•	cash flows from employee participation in employee stock programs;
•	liquidity and sufficiency of existing cash, cash equivalents, and investments for near-term requirements;
•	purchase commitments;
•	technology and products;
•	outcomes of pending or threatened litigation; and
•	financial condition and results of operations as a result of recent accounting pronouncements.

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

      Brocade Communications Systems, Inc. (Brocade or the Company) designs, develops, markets, sells, and supports data storage networking products and services, offering a line of storage networking products that enables companies to implement highly available, scalable, manageable, and secure environments for data storage applications. The Brocade SilkWorm® family of storage area networking (SAN) switches is designed to help companies reduce the cost and complexity of managing business information within a data storage environment. Brocade products are installed around the world at companies, institutions, and other entities of all sizes, ranging from large enterprises to small businesses. Brocade products and services are marketed, sold, and supported worldwide to end-users through distribution partners, including original equipment manufacturers (OEMs), value-added distributors, systems integrators, and value-added resellers.

      We were incorporated on May 14, 1999, as a Delaware corporation, succeeding operations that began on August 24, 1995. Our mailing address and executive offices are located at 1745 Technology Drive, San Jose, California 95110. Our telephone number is (408) 333-8000. Our corporate website is www.brocade.com. We make our filings with the SEC available on the Investor Relations page of our website free of charge. Information contained on our website is not a part of this Annual Report.

Products and Services

      Our products and services are designed to help companies reduce the cost and complexity of managing business information within a data storage environment. Our products are generally used in conjunction with application servers, storage subsystems and devices, SAN interconnection components such as host bus adapters, and storage management software applications and tools. By networking servers and storage, companies can more easily share and consolidate server and storage resources; centralize and simplify data management; scale and provision storage resources more effectively, and improve application efficiency and performance. As a result, companies are able to better utilize information technology (IT) assets, improve productivity of IT personnel, reduce capital and operational expenditures, and more reliably and securely store, manage, and administer business information.

      We believe that as the need for data storage grows, companies will look to further simplify the complexity of storing, managing, and administering their data, while looking to maximize their IT investments and reduce capital expenditures. SANs, which have been installed at some of the world’s leading companies since the mid-1990’s, provide a platform that helps companies optimize their IT assets and support future data growth. We also believe companies will also continue to expand the size and scope of their SANs and the number and types of applications that their SANs support. Consequently, components of SAN environments, which are also commonly referred to as SAN fabrics, will become increasingly heterogeneous, and will originate from different server, storage, and application providers.

      Since our inception, we have been a pioneer and innovator in enabling the market for SAN-based solutions, and have grown to be a market leader in storage networking infrastructure. We believe that the future evolution of the storage networking market will be lead by the providers of products that simplify the management of heterogeneous storage environments and maximize end-users’ IT investments on an ongoing basis. We also believe that storage networking infrastructure will evolve to provide increased capabilities that enable new types of storage management applications that simplify storage management, increase operational efficiencies, and reduce operating expense. As a result, many of our initiatives and investments are aimed at expanding the capabilities enabled by SANs, increasing end-to-end interoperability, protecting end-user investments in existing and new IT resources, and making it easier for our OEM and application partners to deliver products that manage heterogeneous storage environments.

      We offer a line of intelligent storage networking products and SAN management operating system that enables companies to network application servers with storage devices through a SAN.

Storage Networking Switches

      Our SilkWorm® family of fabric switches, based on the Fibre Channel protocol, are devices that provide bandwidth and high-speed routing of data, ranges from low cost entry-level 8-port switches to 128-port enterprise-class director switches. These products have been designed to meet the storage networking needs of end-users in environments ranging from small and medium-size businesses to large enterprises with SAN fabrics that scale to thousands of ports, spread across multiple locations around the world. Our SilkWorm family of switches share a set of advanced fabric services that enable key SAN management functionality that we believe is unique to Brocade.

SAN Management Operating System

      Brocade Fabric Operating System (Fabric OS) is the operating system firmware that provides the core infrastructure for deploying SANs. As the foundation for our family of SilkWorm switches, Fabric OS helps ensure the reliable and high-performance data transport that is critical for scalable SAN fabrics interconnecting multiple servers and storage devices. Our SAN management operating system also includes a common set of optional, advanced fabric services that build upon the foundation of Fabric OS and help improve performance, availability, scalability, and the overall functionality of the network. These fabric services include the ability to proactively monitor the health and performance of the SAN, the ability to aggregate bandwidth between fabric switches to deliver higher performance for storage applications, and the ability to securely control data access in multi-vendor SAN environments. We believe that our software products provide us with an advantage in the storage networking market, enabling differentiation and increasing licensable features and services. In addition, we offer management tools that enable end-users to manage and administer their SANs.

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

     Intelligent Fabric Application Platforms

      On January 27, 2003, we completed our acquisition of Rhapsody Networks, Inc. (Rhapsody), a privately held technology company based in Fremont, California. We believe that the acquisition of Rhapsody will extend the capabilities of our existing intelligent storage-networking platform and facilitate the acceleration of time to market for new types of storage applications from our OEM and application partners. We believe that certain of the next generation of storage management applications will be fabric-based, rather than server or storage array-based. In general, this means that elements of the application functionality will reside in the network of Fibre Channel switches, commonly referred to as the “fabric”, rather than in the server or storage array. We believe this will allow for increased centralization of storage management functions and higher performance of storage related applications. We also believe that these fabric-based applications, such as fabric-based routing services, storage volume management, data replication, and data migration, will accelerate the migration of intelligence into the SAN fabric and minimize operational cost and complexity for the end-user. On October 27, 2003, the Brocade SilkWorm® Fabric Application Platform (SilkWorm Fabric AP), which is an intelligent switching platform designed to host SAN fabric-based storage management applications, was made generally available to our OEM and software developer partners.

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

Storage Networking Environment Interoperability

      As SANs have increased in size and comprise more and different types of server, storage, and interconnection devices, the need for interoperability among those devices has similarly increased. We have invested a significant amount of resources for purposes of providing interoperability among Brocade solutions and the servers, storage, and storage management applications that run in the Brocade environment, and in driving standards for interoperability among SAN interconnection devices. We also continually certify Brocade solutions in operational storage environments through our own testing programs, our partners’ testing and qualification initiatives, and through certification programs for third party products, such as the Brocade Fabric Aware program, which we offer as a resource to our application and technology partners. Through our testing initiatives, we also certify interoperability configurations of common customer environments, such as remote data backup in a multi-vendor server and storage environment.

Application Interoperability

      An important aspect of managing storage environments is the management software used to administer, manage, and provision storage resources and data. Our intelligent platform offers advanced fabric services that allow third-party developers of storage software applications to gain additional functionality and simplify the development of their applications. We offer the Brocade Fabric Access API, which is a development interface that helps to simplify the delivery of third-party applications that utilize the intelligence in the Brocade SAN fabric. Our Fabric Access partners are the leaders in storage and SAN management solutions and include companies such as Computer Associates, EMC Corporation (EMC), Hewlett-Packard Company (HP), IBM Tivoli, and VERITAS Software Corporation (Veritas).

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

Distribution Model

      Our products are marketed, sold, and supported worldwide through a wide range of distribution partners, including OEM partners, master resellers, which are value-added distributors, and fabric partners, which are systems integrators and value-added resellers.

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

      We have OEM or distribution agreements with the majority of the companies that sell the world’s storage systems and subsystems. In addition, we employ a worldwide overlay sales force to assist our distribution partners in marketing Brocade SAN solutions, assessing SAN requirements and designing, implementing, and maintaining Brocade-based SANs.

Customers

      Our major OEM customers include Dell Computer Corporation, EMC, Fujitsu Siemens, Hitachi Data Systems, Inc., HP, IBM Corporation (IBM), Network Appliance, Siemens AG, StorageTek, Sun Microsystems, Inc., and Unisys Corporation. Our primary non-OEM customers include Bell Microproducts, GE Access, Tokyo Electron Limited, and XIOTech.

      For the years ended October 25, 2003 and October 26, 2002, EMC, HP, and IBM each represented greater than ten percent of our total revenues. For the year ended October 27, 2001, Compaq Computer Corporation (Compaq), EMC, and IBM each represented greater than ten percent of our total revenues. The level of sales to any OEM customer may vary from quarter to quarter, and we expect that significant customer concentration will continue for the foreseeable future. The loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on our financial condition or results of operations.

Acquisitions and Investments

      Our acquisition and investment strategy is focused on facilitating the evolution and expansion of the SAN market and enabling companies to further simplify storage management. In the past, we have made minority equity investments in companies that develop technology or provide services that are complementary to or broaden the markets for our products and further our business objectives. On January 27, 2003, we completed our acquisition of Rhapsody, a privately held technology company based in Fremont, California that has resulted in the SilkWorm Fabric AP. As of October 25, 2003, the carrying value of our minority investments in non-publicly traded companies was zero.

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

      For the years ended October 25, 2003, October 26, 2002, and October 27, 2001, our research and development expenses totaled $145.1 million, $132.2 million, and $110.7 million, respectively. All expenditures for research and development costs have been expensed as incurred. We expect to continue to maintain our high level of investment in research and development.

Competition

      The current and potential market for SAN solutions and technologies is competitive and subject to rapid technological change. Major storage systems and server providers are continually introducing new SAN-oriented solutions and products, and enhancing existing SAN-oriented solutions and products. We believe our primary competition is from providers of Fibre Channel switching products for interconnecting servers and storage, including Cisco Systems Inc. (Cisco), Computer Network Technology Corporation (CNT), McDATA Corporation (McDATA), and QLogic Corporation (QLogic).

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

Manufacturing

      We use two third-party contract manufacturers, Solectron Corporation (Solectron) and Hon Hai Precision Industry Co., Ltd. (Foxconn), to manufacture our products. Solectron and Foxconn invoice us based on prices and payment terms mutually agreed upon and set forth in purchase orders we issue to them. Although the purchase orders we place with our contract manufacturers are cancelable, we could be required to purchase all unused material not returnable or usable by other customers.

      We use Solectron and Foxconn for final turnkey product assembly, but we also maintain key component selection and qualification expertise internally. We design and develop the key components of our products, including ASICs and operating system and other software, as well as certain details in the fabrication and enclosure of our products. In addition, we determine the components that are incorporated into our products and we select appropriate suppliers of those components.

      Although we use standard parts and components for our products where possible, our contract manufacturers, Solectron and Foxconn, currently purchase, on our behalf, several key components used in the manufacture of our products from single and limited supplier sources. Our principal single source components are ASICs. Our principal limited source components include microprocessors, certain connectors, certain logic chips, and programmable logic devices. In addition, we license certain software from third parties that is incorporated into our Fabric Operating System and other software. If we are unable to buy or license these components on a timely basis, we may not be able to deliver our products to customers in a timely manner. We use rolling forecasts based on anticipated product orders to determine component requirements. If we overestimate component requirements, we may have excess inventory, which would increase our costs. If we underestimate component requirements, we may have inadequate inventory, which could interrupt the manufacturing process and result in lost or deferred revenue. In addition, lead times for components vary significantly and depend on factors such as the specific supplier, contract terms, and demand for a component at a given time. We also may experience shortages of certain components from time to time, which also could delay the manufacturing and sales processes.

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

      Some of our products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe that such licenses generally could be obtained on commercially reasonable terms. Failure to do so could materially harm our business.

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

Backlog

      Our business is characterized by short lead-time orders and fast delivery schedules. Sales of our products are generally made pursuant to contracts and purchase orders that are cancelable without significant penalties. These commitments are subject to price negotiations and to changes in quantities of products and delivery schedules in order to reflect changes in customers’ requirements and manufacturing availability. In addition, actual shipments depend on the manufacturing capacity of suppliers and the availability of products from such suppliers. As a result of the foregoing factors, we do not believe that backlog at any given time is a meaningful indicator of our ability to achieve any particular level of revenue or financial performance.

Employees

      As of October 25, 2003, we had 1,230 employees. No employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with employees to be good. Employees are currently located in our United States headquarters in San Jose, California; our European headquarters in Geneva, Switzerland; our Asia Pacific headquarters in Hong Kong; and offices throughout North America, Europe, and Asia Pacific. Competition for technical personnel in the computing industry continues to be significant. We believe that our success depends in part on our ability to hire, assimilate, and retain qualified personnel. We cannot assure you that we will continue to be successful at hiring, assimilating, and retaining employees in the future.

Executive Officers of the Registrant

      The following table sets forth certain information regarding our executive officers as of December 31, 2003:

Name	Age	Position

Gregory L. Reyes	41	Chairman of the Board of Directors and Chief Executive Officer
Paul Bonderson	52	Chief Technology Officer and Chief Engineer
Antonio Canova	42	Vice President, Finance and Chief Financial Officer
Jack Cuthbert	48	Vice President, OEM Sales
Michael Klayko	49	Vice President, Worldwide Marketing and Support
James LaLonde	38	Vice President, Worldwide Field Sales

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

      Paul Bonderson, a co-founder of Brocade, has served as our Chief Technology Officer and Chief Engineer since April 2003. From January 2003 to April 2003, Mr. Bonderson served as our Vice President, Engineering, and from November 2001 to January 2003, he served as Vice President Strategic Development. Mr. Bonderson was Vice President, Engineering from August 1995 to November 2001. Before founding Brocade, Mr. Bonderson held management positions at Intel Corporation and at Sun Microsystems. Mr. Bonderson received a B.S. in Electrical Engineering from California Polytechnic State University in San Luis Obispo, California.

      Antonio Canova has served as our Vice President, Finance and Chief Financial Officer since May 2001. Mr. Canova joined Brocade in November 2000 as our Vice President, Finance. From April 2000 to November 2000, Mr. Canova served as Vice President, Chief Financial Officer, and Secretary of Wireless Inc., a wireless broadband equipment manufacturer. From 1995 to 2000, Mr. Canova was an audit partner of KPMG LLP. Mr. Canova received a B.S. in Accounting from Santa Clara University in Santa Clara, California.

      Jack Cuthbert has served as our Vice President, OEM Sales since August 2002. From November 2001 to August 2002, Mr. Cuthbert served as our Vice President, Worldwide Sales. From November 2000 to November 2001, Mr. Cuthbert served as our Vice President, Worldwide Sales, Marketing and Support, and from April 2000 to November 2000, he served as our Vice President, Worldwide Marketing. Mr. Cuthbert was Vice President North American Sales from October 1999 to April 2000, and was Director, Channel Sales from June 1998 to October 1999. From November 1996 to June 1998, Mr. Cuthbert served as Vice President, North American Sales at Macromedia, Inc., an Internet software development company. Mr. Cuthbert also held various positions at SGI, a producer of visual computing systems, most recently Director, North American Channels. Mr. Cuthbert received a B.Sc. in Physics from the University of Waterloo in Canada and a M.S. in Engineering Physics from McMaster University in Canada.

      Michael Klayko has served as our Vice President, Worldwide Marketing and Support since joining Brocade in January 2003. From May 2001 to January 2003, Mr. Klayko was Chief Executive Officer and President of Rhapsody Networks, a privately held technology company. From December 1998 to April 2001, Mr. Klayko served as Executive Vice President of McDATA Corporation, a storage networking company. From March 1995 to November 1998, Mr. Klayko was Senior Vice President for North American Sales at EMC Corporation, a provider of information storage systems products. Mr. Klayko also held various executive sales and marketing positions at Hewlett-Packard Company and IBM Corporation. Mr. Klayko received a B.S. in Electronic Engineering from Ohio Institute of Technology, in Youngstown, Ohio.

      James LaLonde has served as our Vice President, Worldwide Field Sales since November 2003. From May 2002 to November 2003, Mr. LaLonde served as our Vice President, International Sales. Mr. LaLonde was Vice President, Asia Pacific and Japan from December 2000 to May 2002. From April 1997 to November 2000, Mr. LaLonde was Managing Director of Asia Pacific Sales and Operations at Network Associates, a provider of network security products. From 1991 to 1997, Mr. LaLonde held several senior-level positions at Microsoft Corporation. Mr. LaLonde received a B.S. in Economics from The University of Texas in Austin, Texas.

Certain Financial Information

      Financial information relating to foreign and domestic sales and operations for the three years ended October 25, 2003, October 26, 2002, and October 27, 2001, is set forth in Note 12, “Segment Information,” of the Notes to Consolidated Financial Statements attached hereto. Financial information relating to revenues, income and total assets for the three years ended October 25, 2003, October 26, 2002, and October 27, 2001, can be found under “Item 6 — Selected Financial Data” and also in our Consolidated Financial Statements attached hereto.

      Brocade, SilkWorm, and the Brocade logo are trademarks or registered trademarks of Brocade Communications Systems, Inc. in the United States and/or in other countries. All other brands, products, or service names are or may be trademarks or service marks of, and are used to identify, products or services of their respective owners.

Risk Factors

Our quarterly and annual revenues and operating results may fluctuate in future periods for a number of reasons, which could adversely affect the trading price of our stock.

      Our quarterly and annual revenues and operating results may vary significantly in the future due to a number of factors, any of which may cause our stock price to fluctuate. Factors that may affect the predictability of our quarterly and annual results include, but are not limited to, the following:

•	changes in general economic conditions, specifically in the information technology industry;
•	the timing of customer orders, product qualifications, and product introductions of our OEM partners;
•	disruptions or downturns in general economic activity resulting from terrorist activity and armed conflict;
•	announcements, introductions, and transitions of new products by us and our competitors;
•	average unit prices of our products, which are likely to continue to decline in the future as a result of competitive pricing pressures or new product introductions by us or our competitors;
•	the ability of new competitors to enter the market and effectively compete against us;
•	deferrals of customer orders in anticipation of new products, services, or product enhancements introduced by us or our competitors;
•	our ability to obtain sufficient supplies of sole- or limited-sourced components, including ASICs, microprocessors, certain connectors, certain logic chips, and programmable logic devices;
•	increases in prices of components used in the manufacture of our products;
•	our ability to attain and maintain production volumes and quality levels;
•	variations in the mix of our products sold and the mix of distribution channels through which they are sold;
•	pending or threatened litigation; and
•	legislation and regulatory developments.

      Accordingly, the results of any prior periods should not be relied upon as an indication of future performance. If our revenues or operating results are below the expectations of stock market analysts or investors, our stock price will likely decline.

Our revenues may be affected by changes in IT spending levels.

      Unfavorable economic conditions and reduced global IT spending rates have adversely affected our operating results and led to a decline in our growth rates. Although general economic conditions appear to be improving, we are unable to predict when IT spending rates will improve, if at all. If there are further reductions in either domestic or international IT spending rates, or if IT spending rates do not improve, our revenues, operating results and financial condition may be adversely affected.

      Our storage networking products are sold as part of storage systems and subsystems. As a result, the demand for our storage networking products has historically been affected by changes in storage requirements associated with growth related to new applications and an increase in transaction levels. Although in the past we have experienced historical growth in our business as enterprise-class customers have adopted SAN technology, demand for SAN products in the enterprise-class sector continues to be adversely affected by the effects of the weakened economy in recent periods, and because larger businesses are focusing on more efficiently using their existing IT infrastructure rather than making new equipment purchases. Increases in a customer’s ability to utilize existing storage infrastructure and the continued weakened IT spending levels may cause a decline in the demand for SAN products. This may harm our financial condition and results of operations.

Increased market competition may lead to reduced sales of our products, reduced margins, reduced profits, and reduced market share.

      The market for SAN solutions is competitive and subject to rapid technological change. Increased competition could result in greater pricing pressures, reduced sales, reduced margins, reduced profits, and reduced market share. Currently, we believe that we principally face competition from providers of Fibre Channel switching products for interconnecting servers and storage. These competitors include Cisco, CNT, McDATA, and Qlogic.

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

      We depend on recurring purchases from a limited number of large OEM partners for the majority of our revenue. Our agreements with our OEM partners are typically cancelable, non-exclusive, and have no minimum purchase requirements. For the year ended October 25, 2003, three customers each represented greater than ten percent of our total revenues for a combined total of 67 percent. We anticipate that our revenues and operating results will continue to depend on sales to a relatively small number of customers. The loss of any one significant customer, or a decrease in the level of sales to any one significant customer, or unsuccessful negotiation on major terms and conditions of purchase orders placed during a quarter, could seriously harm our financial condition and results of operations.

The prices of our products and gross margins have recently declined at a higher than historical rate. The pricing of our products is likely to continue to decline, which would reduce our revenues, gross margins, and profitability.

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

We may not be able to attain profitability.

      In fiscal year 2004, we do not expect to attain profitability due principally to the charge associated with our recent real estate acquisition, and may not be able to attain profitability at all in the future. We expect to incur significant costs and expenses for product development, sales and marketing, and customer support. We make investment decisions based upon anticipated revenues and margins. If these anticipated revenues and margins do not materialize, our future profitability could be adversely affected. We also make operating decisions, such as our recent purchase of a 194,000 square foot building located at our San Jose headquarters, based on our anticipated future expansion. We expect our recent building purchase to adversely affect our earnings per share at least through our fiscal year 2004 as we expect to record a charge related to lease termination, facilities consolidation, and other associated costs (see Note 17, “Subsequent Event,” of the Notes to Consolidated Financial Statements).

      During fiscal year 2003 we completed programs to restructure certain business operations that included workforce reductions and the impairment of certain assets no longer being used as a result of the restructuring programs. We may not be able to achieve our planned reduction in spending related to these restructuring programs if we incur unforeseen expenses in future quarters or if we are unable to reduce expenses without jeopardizing further development, marketing, and sales of our products. Additionally, it is possible that these reductions in spending may not be sufficient to achieve their intended goals. If we are unable to achieve our planned reduction in spending or if our current reductions in spending are insufficient, we may be required to undertake additional restructuring activities that may involve our personnel, real estate, fixed assets, marketing programs and research and development programs.

      These actions involve numerous risks, including unanticipated costs, diversion of management’s attention from our core business and adverse effects on existing business relationships with suppliers, customers, and employees. In addition, it is difficult to forecast future operating results based on historical results. We plan our operating expenses based in part on future revenue projections. Our ability to accurately forecast quarterly and annual revenues is limited for the reasons discussed above in “Our quarterly and annual revenues and operating results may fluctuate in future periods for a number of reasons, which could adversely affect the trading price of our stock.” Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, we could incur losses, and our operating results and gross margins may be below our expectations and those of investors and stock market analysts.

      On July 10, 2003, as part of our stock option exchange program, we granted to employees 26.6 million new stock options at an exercise price of $6.54 per share. The 26.6 million new stock options represented approximately 10 percent of our total shares of common stock outstanding as of October 25, 2003, and could have a dilutive effect on our future earnings per share to the extent that we attain profitability in the future, or if market price of our common stock exceeds $6.54 per share.

As we introduce new products, we must manage the transition between our new products and our older products.

      As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, and ensure that sufficient supplies of new products can be delivered to meet customer demands. When we introduce new products and product enhancements, we face numerous risks relating to product transitions, including the inability to accurately forecast demand, excess inventories of older products, product and software defects, and different sales and support requirements due to the complexity of these new systems. We expect to introduce new products in 2004. If we fail to develop and successfully introduce these new products, or if we fail to otherwise successfully manage the transition to these new products, our business and financial results will be adversely affected. For example, during the fourth quarter ended October 27, 2001, we recorded charges to cost of revenues of $7.7 million primarily associated with the accrual of purchase commitments for excess inventory components related to a transition of product offerings from 1 to 2 Gigabit per second (Gbit/sec) technology.

We must achieve market acceptance for our recently introduced Silkworm Fabric Application Platform product family.

      We recently introduced, and intend to continue to make substantial investments in, our Silkworm Fabric Application Platform product family. The success of this product family is subject to risks and uncertainties including our ability to produce these products in a timely manner, our ability to produce these products in the volume and with the performance and feature set required by customers, the market acceptance of these products, and the availability of applications developed by our OEM partners and other application developers for these products. We cannot be certain that the Silkworm Fabric Application Platform product family will be successfully developed or achieve market acceptance. In addition, we cannot be certain that our OEM partners or other application developers will develop applications for this product family in a timely manner, if at all, or if applications that are developed will be sufficient. If our Silkworm Fabric Application Platform product family does not achieve market acceptance, our business will be adversely affected.

Our success depends on our ability to develop new and enhanced products that achieve widespread market acceptance.

      We currently derive the majority of our revenues from sales of our SilkWorm family of products. We expect that revenue from this product family will continue to account for a substantial portion of our revenues for the foreseeable future. Therefore, widespread market acceptance of these products is critical to our future success. Some of our products have been recently introduced, and the demand and market acceptance of these new products are uncertain. Factors that may affect market acceptance include performance, price, and total cost of ownership; features and functionality; availability and price of competing products and technologies; and the success and development of our OEM partners and other distribution channels. Many of these factors are beyond our control. For example, we have recently introduced our Silkworm Fabric Application Platform product family. Our success with this product family will depend on the extent to which our OEM partners develop applications for this product family. The market acceptance of, and consequently the revenues we receive from, our Fabric Application Platform product family may be adversely affected if our OEM partners do not develop applications for these products, or do not successfully migrate applications to these products.

      Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and introducing high-quality, cost-effective products and product enhancements on a timely basis, and by keeping pace with technological developments and emerging industry standards. We expect to launch new products and product enhancements during the next year that will further expand the market opportunity for our products. We expect that our future revenue growth will be dependent on the success of our current line of products, new product enhancements, and the continued development of new products. In the past, we have experienced delays in product development. Such delays could occur in the future. If we are unable to achieve market acceptance of our new products, our business and results of operations could be harmed.

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

      International political instability, evidenced by the occurrence and threat of terrorist attacks, enhanced national security measures, and military action and armed conflicts in the Middle East, Africa and Asia, may halt or hinder our ability to do business and may increase our costs. In addition, concerns about other international crises, such as the SARS virus, may have an adverse effect upon the world economy and could adversely affect our business operations or the operations of our OEM partners, contract manufacturers and suppliers. This political instability and concerns about other international crises may, for example:

•	negatively affect the reliability and cost of transportation;
•	negatively affect the desire and ability of our employees and customers to travel;
•	disrupt the production capabilities of our OEM partners, contract manufacturers and suppliers;
•	adversely affect our ability to obtain adequate insurance at reasonable rates; and
•	require us to take extra security precautions for our operations.

      Furthermore, to the extent that air transportation is delayed or disrupted, the operations of our contract manufacturers and suppliers may be disrupted, particularly if shipments of components and raw materials are delayed.

Failure to adequately anticipate future OEM and end-user product needs could negatively affect the demand for our products and reduce our revenues.

      We market and sell our products through distribution partners, including OEM partners, value-added distributors, system integrators, and value-added resellers. Therefore, we must continually assess, anticipate, and respond to the needs of these distribution partners and ensure that our products integrate with their solutions. We must also continually assess, anticipate, and respond to the needs of our distribution partners’ customers, who are the end-users of our products. In the future, our ability to respond to the needs of these groups may depend on third parties producing complementary products and applications for our products. If we fail to respond to the needs of these groups, our business and operating results could be harmed.

      Because we have an indirect distribution model, our contact with the actual end-users of our products is limited. Although we make every effort to communicate with, understand, and anticipate the current and future needs of the end-users of our products, to a large extent we rely on our distribution partners for visibility into those end-user requirements. Our failure to adequately assess and anticipate future end-user needs could negatively affect the demand for our products and reduce our revenues.

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

      We plan to continue to expand our international operations and sales activities. Expansion of international operations will involve inherent risks that we may not be able to control, including:

•	supporting multiple languages;
•	recruiting sales and technical support personnel with the skills to design, manufacture, sell, and support our products;
•	increased complexity and costs of managing international operations;
•	increased exposure to foreign currency exchange rate fluctuations;
•	commercial laws and business practices that favor local competition;
•	multiple, potentially conflicting, and changing governmental laws and regulations, including differing labor and employment laws;
•	longer sales cycles and manufacturing lead times;
•	difficulties in collecting accounts receivable;
•	reduced or limited protections of intellectual property rights;
•	more complicated logistics and distribution arrangements; and
•	political and economic instability.

      To date, no material amount of our international revenues and costs of revenues have been denominated in foreign currencies. As a result, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, thus, less competitive in foreign markets. Additionally, a decrease in the value of the United States dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenues may be denominated in foreign currencies, including the Euro, which will subject us to risks associated with fluctuations in those foreign currencies. Additionally, we receive significant tax benefits from sales to our international customers. These benefits are contingent upon existing tax laws in both the United States and in the respective countries in which our international customers are located.

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

Our business may be subject to seasonal fluctuations and uneven sales patterns in the future.

      Many of our OEM partners experience seasonality and uneven sales patterns in their businesses. For example, some of our partners close a disproportionate percentage of their sales transactions in the last month, weeks and days of each quarter; and other partners experience spikes in sales during the fourth calendar quarter of each year. As a greater percentage of our products are sold to OEM partners who experience seasonal fluctuations and uneven sales patterns in their businesses, we could begin to experience similar seasonality and uneven sales patterns. It is difficult for us to evaluate the degree to which the seasonality and uneven sales patterns of our OEM partners may affect our business in the future because the historical growth of our business may have lessened the effect of this seasonality and uneven sales patterns on our business in the past.

The loss of our third-party contract manufacturers or the failure to accurately forecast demand for our products or successfully manage the production of our products could negatively affect our ability to manufacture and sell our products.

      We currently depend on two third-party contract manufacturers, Solectron and Foxconn, to manufacture our products. If we should fail to effectively manage the production of our products through Solectron and Foxconn, or if Solectron or Foxconn experience delays, disruptions, capacity constraints, component parts shortages, or quality control problems in their manufacturing operations, shipment of our products to our customers could be delayed and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production is a lengthy and expensive process and if we are required or choose to change contract manufacturers, we may lose revenue and injure our customer relationships.

      We provide product forecasts to our contract manufacturers and place purchase orders with them in advance of the scheduled delivery of products to our customers. Although our purchase orders placed with our contract manufacturers are cancelable, we could be required to purchase certain unused material not returnable, usable by, or sold to other customers if we cancel any of our orders. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from our contract manufacturers to meet customers’ delivery requirements, or we may accumulate excess inventories. If we are unable to obtain adequate manufacturing capacity from our contract manufacturers or if we accumulate excess inventories, our business and results of operations may be negatively affected.

      As part of our business strategy, we may seek to transition a greater portion of our product manufacturing to third parties that are located overseas. This kind of transition would expose us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, delays related to the acquisition of product components and distribution of our products and potentially adverse tax consequences, all of which could harm our business. If we are not successful in our strategy to further transition our manufacturing to overseas markets, or if we are not successful in the implementation of this overseas manufacturing, our ability to manufacture and sell our products could be substantially impaired.

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

      We use rolling forecasts based on anticipated product orders to determine component requirements. If we overestimate component requirements, we may have excess inventory, which would increase our costs. If we underestimate component requirements, we may have inadequate inventory, which could interrupt the manufacturing process and result in lost or deferred revenue. In addition, lead times for components vary significantly and depend on factors such as the specific supplier, contract terms, and demand for a component at a given time. We also may experience shortages of certain components from time to time, which also could delay the manufacturing and sales processes.

Failure to manage our business effectively could seriously harm our business, financial condition, and prospects.

      Our ability to successfully implement our business plan, develop and offer products, and manage our business in a rapidly evolving market requires a comprehensive and effective planning and management process. We continue to change the scope of our operations domestically and internationally, including managing our headcount appropriately. Changes in our business, headcount, organizational structure and relationships with customers and other third parties has placed, and will continue to place, a significant strain on management systems and resources. Our failure to continue to improve upon our operational, managerial, and financial controls, enterprise-wide management information and reporting systems, and procedures, and our failure to continue to train and manage our workforce worldwide, could seriously harm our business and financial results.

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

      Our success depends to a significant degree upon the continued contributions of key management, engineering, and sales and marketing personnel, many of whom would be difficult to replace. We do not have life insurance on any of our key personnel. Our compensation packages include equity-based incentives. To the extent that our stock price remains low, our ability to continue to offer competitive compensation packages could be affected.

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

      In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. For example, on February 14, 2002, a suit captioned McDATA Corp. v. Brocade Communications Systems, Inc. was filed against us in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fibre Channel Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe United States Patent No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patent in the future (see Item 3 — Legal Proceedings for additional information regarding this lawsuit).

      We are currently a party to another intellectual property-related lawsuit, and may be a party to litigation in the future, to protect our intellectual property or as a result of an alleged infringement of the intellectual property of others. These claims and any resulting lawsuit, including the current lawsuits, could subject us to significant liability for damages and invalidation of proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

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

Our business may be harmed by class-action litigation.

      Securities class-action litigation is often brought against a company following periods of volatility in the market price of its securities. As our stock price remains volatile, we could become the target of securities litigation in the future. Any current or future securities litigation in which we are involved could result in substantial costs to us and divert management’s attention and resources.

We may engage in future acquisitions that dilute our stockholders and cause us to use cash, incur debt, or assume contingent liabilities.

      We completed our acquisition of Rhapsody on January 27, 2003. As part of our strategy, we expect to continue to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. We may buy other businesses, products, or technologies in the future. In the event of any future purchases, we could:

•	issue stock, or assume stock option plans that would dilute our current stockholders’ percentage ownership;
•	use cash, which may result in a reduction of our liquidity;
•	incur debt; or
•	assume liabilities.

      These purchases also involve numerous risks, including:

•	problems combining the purchased operations, technologies, personnel or products;
•	unanticipated costs;
•	diversion of management’s attention from our core business;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with entering into markets in which we have no, or limited, prior experience; and
•	potential loss of key employees of acquired organizations.

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

      The market price of our common stock has experienced significant volatility in the past and will likely continue to fluctuate significantly in response to the following factors, some of which are beyond our control:

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

Item 2.     Properties

      Our principal administrative, sales and marketing, education, customer support, and research and development facilities are located in approximately 495,000 square feet of office space in San Jose, California. We currently occupy approximately 405,000 square feet of our total office space. Approximately 301,000 square feet of our office space is leased, and the remaining 194,000 was purchased in the first quarter of fiscal 2004 (see Note 17, “Subsequent Event,” of the Notes to Consolidated Financial Statements). In connection with the building purchase and recent facilities consolidation activities, we identified 90,000 square feet of office space that we do not expect to utilize in the foreseeable future based on our anticipated hiring needs. Accordingly, this space has been made available for sublease. The leases on our leased office space will expire in August 2010. In addition to the San Jose facilities, we also lease sales, marketing, and administrative office space in various locations throughout the world.

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

      On May 23, 2003, a suit captioned Vixel Corporation v. Brocade Communications Systems, Inc. was filed in the United States District Court for the Northern District of California. The complaint alleges that Brocade products infringe United States Patents Nos. 6,118,776; 6,470,007; and 6,185,203 relating to switching and Fibre Channel technologies. The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patents in the future. A case management conference is scheduled for February 20, 2004. We believe that we have meritorious defenses to the claims and intend to defend the action vigorously. We believe that the ultimate disposition of this matter will not have a material adverse effect on our business or financial position and results of operations.

      On January 10, 2003, a suit captioned Raytheon Company v. Brocade Communications Systems, Inc. et al. was filed against Brocade and various other companies in the United States District Court for the Eastern District of Texas. The complaint alleges that Brocade products infringe United States Patent No. 5,412,791, entitled “Mass Data Storage Library.” On February 6, 2003, Raytheon filed an amended complaint stating their original claim with more particularity. The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patent in the future. On May 9, 2003, we filed an answer and counterclaims, asserting, among other things, invalidity of all of Raytheon’s claims. On October 14, 2003, the Court dismissed with prejudice all claims against Brocade. Brocade does not expect any further action on this case.

      On February 14, 2002, a suit captioned McDATA Corp. v. Brocade Communications Systems, Inc. was filed against Brocade in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fibre Channel Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe United States Patent No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patent in the future. On March 4, 2002, McDATA Corporation (McDATA) filed an amended complaint in which it additionally alleged that the Brocade SilkWorm 3200 Entry Fabric Switch infringed this patent. In connection with this suit, on March 4, 2002, McDATA filed a motion for a preliminary injunction against Brocade with regard to the patent. On April 8, 2002, we filed an answer and counterclaims asserting, among other things, no infringement, and that the patent is invalid, unenforceable and covered by an existing covenant not to sue between the parties. A hearing on McDATA’s motion for preliminary injunction was held during the week of July 15, 2002. In an order dated December 6, 2002, the Court denied McDATA’s motion for a preliminary injunction. On December 23, 2002, McDATA filed a demand for arbitration to move this matter from the United States District Court for the District of Colorado to arbitration. The matter was referred to arbitration. The arbitration has been scheduled for the week of March 29, 2004. We believe that we have meritorious defenses to the claims and intend to defend the action vigorously. We believe that the ultimate disposition of this matter will not have a material adverse effect on our business or financial position and results of operations.

      On July 20, 2001, the first of a number of putative class actions for violation of the federal securities laws was filed in the United States District Court for the Southern District of New York against Brocade, certain of its officers and directors, and certain of the underwriters for Brocade’s initial public offering. Those cases were consolidated under the caption Chae v. Brocade Communications Systems, Inc. et al. The complaints generally alleged that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in Brocade’s initial public offering of securities. On March 1, 2002, the Court entered an order dismissing without prejudice all claims against Brocade and its officers and directors named in the consolidated proceeding. On April 19, 2002, a consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation was filed, making claims against the Brocade parties that are substantially similar to those alleged in the earlier case. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against the Brocade parties is one of a number of cases challenging underwriter practices in the initial public offerings of more than 300 cases. All of the cases have been coordinated for pretrial proceedings as In Re Initial Public Offering Securities Litigation, 21 MC 92(SAS). In October 2002, the individual defendants were dismissed without prejudice from the action, pursuant to a tolling agreement. On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against Brocade.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock has been quoted on the Nasdaq National Market under the symbol “BRCD” since our initial public offering on May 24, 1999. Prior to this time, there was no public market for the stock. See “Item 6 — Selected Financial Data” for the high and low bid prices per share of our common stock as reported on the Nasdaq National Market, for the periods indicated.

      According to records of our transfer agent, we had 908 stockholders of record at December 19, 2003 and we believe there are a substantially greater number of beneficial holders. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. See Note 10, “Stockholders’ Equity,” of the Notes to Consolidated Financial Statements for equity compensation plan information.

Item 6.	Selected Financial Data

      The following selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Annual Report. The consolidated statement of operations data set forth below for each of the years in the three-year period ended October 25, 2003, the consolidated balance sheet data as of October 25, 2003 and October 26, 2002, are derived from, and qualified by reference to, the audited financial statements appearing elsewhere in this Annual Report. The statement of operations data for the years ended October 28, 2000 and October 31, 1999, and the balance sheet data as of October 27, 2001, October 28, 2000, and October 31, 1999, are derived from audited financial statements not included herein. All references to earnings per share and the number of common shares have been retroactively restated to reflect three two-for-one stock splits, effected on December 3, 1999, March 15, 2000, and December 22, 2000.

      Note: On February 2, 2000, we changed our fiscal year end to the last Saturday in October, beginning with the fiscal year ended October 28, 2000. This change did not have a material impact on our financial position or results of operations. We report our fiscal year on a 52/53-week period ending on the last Saturday in October of each year. Accordingly, the fiscal year ends for fiscal years 2003, 2002 and 2001 were October 25, 26 and 27, respectively. Fiscal years 2003, 2002 and 2001 were all 52 weeks in length. As is customary for companies that use the 52/53-week convention, every 5th year contains a 53-week year. As a result, our fiscal year 2004 will be a 53-week year. Also as a result, our second quarter of fiscal year 2004 will include one extra week and will be 14 weeks in length.

	Fiscal Year Ended

	October 25,	October 26,	October 27,	October 28,	October 31,
	2003(2)	2002	2001(1)	2000	1999

	(In thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$525,277	$562,369	$513,030	$329,045	$68,692
Cost of revenues	241,105	226,414	212,956	137,456	33,497

Gross margin	284,172	335,955	300,074	191,589	35,195

Operating expenses:
Research and development	145,082	132,205	110,749	50,505	15,267
Sales and marketing	114,879	118,130	94,931	46,524	13,288
General and administrative	21,312	18,836	17,737	10,506	3,849
Amortization of deferred stock compensation	649	969	1,082	1,120	1,937
Restructuring costs	20,828	—	—	—	—
In-process research and development	134,898	—	—	—	—
Facilities lease losses and other charges	—	—	49,888	—	—

Total operating expenses	437,648	270,140	274,387	108,655	34,341

Income (loss) from operations	(153,476)	65,815	25,687	82,934	854
Interest and other income, net	18,424	22,668	8,207	5,427	2,196
Interest expense	(13,339)	(11,427)	—	(45)	(459)
Gain on repurchases of convertible subordinated debt	11,118	—	—	—	—
Gain (loss) on investments, net	3,638	7,095	(16,092)	—	—

Income (loss) before provision for income taxes	(133,635)	84,151	17,802	88,316	2,591
Income tax provision	2,605	24,405	14,954	20,385	106

Net income (loss)	$(136,240)	$59,746	$2,848	$67,931	$2,485

Net income (loss) per share — basic	$(0.54)	$0.26	$0.01	$0.33	$0.02
Net income (loss) per share — diluted	$(0.54)	$0.25	$0.01	$0.28	$0.01
Shares used in per share calculation — basic	250,610	231,591	221,051	207,454	104,376
Shares used in per share calculation — diluted	250,610	242,962	243,162	242,504	204,584

Balance Sheet Data:
Cash, cash equivalents and investments	$835,565	$888,388	$255,148	$155,039	$89,305
Working capital	374,939	554,239	257,794	230,028	79,253
Total assets	1,323,946	1,421,663	683,722	455,179	117,280
Non-current liabilities associated with lease losses	16,518	22,602	30,896	—	—
Convertible subordinated debt and capital lease obligations	442,950	550,000	—	—	—
Total stockholders’ equity	698,376	687,595	537,886	390,877	84,206

	First	Second	Third	Fourth
	Quarter(3)	Quarter(4)	Quarter	Quarter(5)

	(In thousands, except per share and stock price amounts)
Quarterly Data:
Fiscal Year Ended October 25, 2003
Net revenues	$123,116	$130,946	$133,458	$137,757
Gross margin	$66,093	$70,684	$72,232	$75,163
Income (loss) from operations	$(11,687)	$(149,128)	$1,811	$5,528
Net income (loss)	$(6,890)	$(146,017)	$1,911	$14,756
Per share amounts:
Basic	$(0.03)	$(0.57)	$0.01	$0.06
Diluted	$(0.03)	$(0.57)	$0.01	$0.06
Shares used in computing per share amounts:
Basic	234,898	254,687	255,873	256,983
Diluted	234,898	254,687	259,444	260,369
Bid prices:
High	$7.47	$5.86	$7.30	$6.45
Low	$4.14	$3.66	$5.14	$5.22

Fiscal Year Ended October 26, 2002
Net revenues	$123,078	$134,950	$151,234	$153,107
Gross margin	$74,100	$81,277	$90,935	$89,643
Income from operations	$14,423	$16,389	$22,389	$12,614
Net income	$11,671	$13,978	$18,348	$15,749
Per share amounts:
Basic	$0.05	$0.06	$0.08	$0.07
Diluted	$0.05	$0.06	$0.08	$0.07
Shares used in computing per share amounts:
Basic	228,256	231,185	233,017	233,905
Diluted	248,233	245,678	240,106	237,830
Bid prices:
High	$41.37	$37.50	$25.96	$20.16
Low	$23.08	$21.61	$14.16	$5.21

(1)	The fiscal year ended October 27, 2001 includes the impact of the following items recorded during the fourth quarter ended October 27, 2001: charges to cost of revenues of $7.7 million primarily associated with the accrual of purchase commitments for excess inventory components related to a transition of product offerings from 1 to 2 Gigabit per second (Gbit/sec) technology; charges included in operating expenses of $45.5 million related to estimated facilities lease losses and the impairment of certain related leasehold improvements following a comprehensive evaluation of real estate facility requirements; charges included in operating expenses of $4.4 million related to the impairment of equipment no longer used in research and development and sales and marketing efforts associated with a transition of product offerings from 1 to 2 Gbit/sec technology and other charges; and losses on investments of $19.5 million related to other-than-temporary declines in the fair value of private minority equity investments in non-publicly traded companies as a result of significant deterioration in the private equity markets, and related adjustment for income tax provisions.

(2)	The fiscal year ended October 25, 2003 includes the impact of our acquisition of Rhapsody, which was completed in the second quarter of fiscal year 2003. In connection with our acquisition of Rhapsody, we recorded in-process research and development expense of $134.9 million (see Note 3, “Acquisition of

Rhapsody Networks, Inc.,” of the Notes to Consolidated Financial Statements). The fiscal year ended October 25, 2003 also includes restructuring costs of $20.8 million (see Note 4, “Restructuring Costs,” of the Notes to Consolidated Financial Statements), gain on repurchases of convertible subordinated debt of $11.1 million, and net gains on the disposition of non-marketable private strategic investments of $3.6 million.

(3)	The first quarter of fiscal year 2003 includes restructuring costs of $10.1 million related to a company-wide workforce reduction of approximately 12 percent, consolidation of excess facilities, and the restructuring of certain business functions (see Note 4, “Restructuring Costs,” of the Notes to Consolidated Financial Statements).

(4)	The second quarter of fiscal year 2003 includes restructuring costs of $10.9 million related to a workforce reduction of approximately nine percent, primarily in the sales, marketing, and engineering organizations, and the impairment of certain assets associated with reorganized or eliminated functions (see Note 4, “Restructuring Costs,” of the Notes to Consolidated Financial Statements). In addition, in the second quarter of fiscal year 2003, in connection with our acquisition of Rhapsody, we recorded in-process research and development expense of $134.9 million (see Note 3, “Acquisition of Rhapsody Networks, Inc.,” of the Notes to Consolidated Financial Statements).

(5)	The fourth quarter of fiscal year 2003 includes a reduction of $0.2 million to our restructuring costs. The fourth quarter of fiscal year 2003 also includes gain on repurchases of convertible subordinated debt of $11.1 million, and gain on the disposition of private strategic investments of $3.1 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Events

      On November 18, 2003, we purchased a building located at our San Jose headquarters for $106.8 million in cash plus transaction costs. The 194,000 square foot facility, which houses a portion of our engineering organization and development, test and interoperability laboratories, was previously leased. As a result of the building purchase, during the first quarter of fiscal 2004, we expect to record a charge ranging from $75.0 million to $85.0 million primarily related to lease termination, facilities consolidation and other associated costs, and we expect to reduce our annual operating expenses by approximately $4.0 million to $6.0 million. In addition, we issued a $1.0 million guarantee as part of the purchase agreements, and cancelled an irrevocable letter of credit of $10.4 million, which was previously issued as security for the building lease.

Results of Operations

      The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

	Fiscal Year Ended

	October 25,	October 26,	October 27,
	2003	2002	2001

Net revenues	100.0%	100.0%	100.0%
Cost of revenues	45.9	40.3	41.5

Gross margin	54.1	59.7	58.5

Operating expenses:
Research and development	27.6	23.5	21.6
Sales and marketing	21.9	21.0	18.5
General and administrative	4.0	3.3	3.5
Amortization of deferred stock compensation	0.1	0.2	0.2
Restructuring costs	4.0	—	—
In-process research and development	25.7	—	—
Facilities lease losses and other charges	—	—	9.7

Total operating expenses	83.3	48.0	53.5

Income (loss) from operations	(29.2)	11.7	5.0
Interest and other income, net	3.5	4.0	1.6
Interest expense	(2.5)	(2.0)	—
Gain on repurchases of convertible subordinated debt	2.1	—	—
Gain (loss) on investments, net	0.7	1.3	(3.1)

Income (loss) before provision for income taxes	(25.4)	15.0	3.5
Income tax provision	0.5	4.4	2.9

Net income (loss)	(25.9)%	10.6%	0.6%

      Revenues. Our revenues are derived primarily from sales of our SilkWorm family of products. Net revenues for the year ended October 25, 2003 were $525.3 million, a decrease of 7 percent compared with net revenues of $562.4 million for the year ended October 26, 2002. Net revenues for the year ended October 26, 2002 represented an increase of 10 percent over net revenues of $513.0 million for the year ended October 27, 2001. Net revenues for the year ended October 25, 2003 were negatively affected by declines in average selling prices as a result of increased competition, partially offset by increases in volume as a result of continued increases in demand for SAN switching products. For the year ended October 26, 2002, the increases in net revenues reflect a general increased demand for SAN switching products, and were the result of increased unit sales offset by declines in average unit selling prices of our products. We expect that average unit prices of our products will likely continue to decline in the future as a result of competitive pricing pressures or new product introductions by us or our competitors. We also expect shipping volumes will fluctuate depending on the supply and demand for SAN switching products.

      Domestic and international revenues were approximately 67 percent and 33 percent of our total revenues, respectively, for the year ended October 25, 2003. For the year ended October 26, 2002, domestic and international revenues were approximately 70 percent and 30 percent of our total revenues, respectively, and for the year ended October 27, 2001, domestic and international revenues were approximately 71 percent and 29 percent of our total revenues, respectively. Revenues are attributed to geographic areas based on the location of the customer to which our products are shipped. International revenues primarily consisted of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of our products domestically and then distribute these products to their international customers. Our mix of international and domestic revenue can therefore vary depending on the relative mix of sales to certain OEM customers.

      A significant portion of our revenue is concentrated among a relatively small number of customers. For the year ended October 25, 2003, three customers each represented greater than ten percent of our total revenues for a combined total of 67 percent of our total revenues. For the year ended October 26, 2002, the same three customers each represented greater than ten percent of our total revenues for a combined total of 62 percent of our total revenues, and for the year ended October 27, 2001, three customers each represented greater than ten percent of our total revenues for a combined total of 56 percent of our total revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of customers. Therefore, the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, could seriously harm our financial condition and results of operations.

      Gross margin. Gross margin for the year ended October 25, 2003, was 54.1 percent compared to 59.7 percent and 58.5 percent for the years ended October 26, 2002, and October 27, 2001, respectively. Cost of goods sold consists of product costs and manufacturing operations costs. For the year ended October 25, 2003, the reduction in gross margins was the result of increased product costs and manufacturing operations costs relative to net revenues. The increase in product costs relative to net revenues is primarily the result of declines in average unit selling prices of our products, partially offset by lower component and manufacturing costs. The increase in manufacturing operations costs is a result of increased production volume and greater installed base, combined with continued migration of manufacturing operations to Asia. For the year ended October 26, 2002, the increase in gross margin was the result of decreased product costs and increased manufacturing operations costs relative to net revenues. The decrease in product costs relative to net revenues was primarily due to lower component and manufacturing costs, partially offset by decreases in the average unit selling prices of our products. The increase in manufacturing operations costs is a result of increased production volume and greater installed base. We expect that average unit prices of our products will likely continue to decline in the future as a result of competitive pricing pressures or new product introductions by us or our competitors. If we are unable to offset future average unit price reductions of our products with reduced manufacturing product costs, or if as a result of future reductions in average unit pricing our revenues do not grow, our gross margin may be negatively affected.

      Research and development expenses. Research and development (R&D) expenses increased to $145.1 million for the year ended October 25, 2003, compared with $132.2 million and $110.7 million for the years ended October 26, 2002, and October 27, 2001, respectively. R&D expenses consist primarily of salaries and related expenses for personnel engaged in engineering and R&D activities; fees paid to consultants and outside service providers; nonrecurring engineering charges; prototyping expenses related to the design, development, testing and enhancement of our products; depreciation related to engineering and test equipment; and IT and facilities expenses. The increases in R&D expenses, both in absolute dollars and as a percentage of net revenues, reflect our belief that continued investment in research and development is a critical factor in maintaining our competitive position. Further, the increase in R&D expenses for the year ended October 25, 2003 were due to the incremental spending associated with our acquisition of Rhapsody. We currently anticipate that R&D expenses in fiscal year 2004 will increase in absolute dollars principally as a result of continued investment in research and development for new products and technologies.

      Sales and marketing expenses. Sales and marketing expenses decreased to $114.9 million for the year ended October 25, 2003, compared with $118.1 million for the year ended October 26, 2002. Sales and marketing expenses were $94.9 million for the year ended October 27, 2001. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses. For the year ended October 25, 2003, the decrease in sales and marketing expenses was primarily due to decreased commissions and decreased travel and marketing program expenses resulting from various cost-cutting actions, offset by increased expenses due to the expansion of our sales and marketing organizations. For the year ended October 26, 2002, the increase in sales and marketing expenses was primarily due to the expansion of our sales and marketing organizations, and an increase in direct selling expenses, principally commissions, associated with increased revenues. We currently anticipate that sales and marketing expenses in fiscal year 2004 will decrease slightly in absolute dollars.

      General and administrative expenses. General and administrative (G&A) expenses increased to $21.3 million for the year ended October 25, 2003, compared with $18.8 million and $17.7 million for the years ended October 26, 2002, and October 27, 2001, respectively. G&A expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses. For the year ended October 25, 2003, the increase in G&A expenses was primarily due to an increase in personnel related costs. For the year ended October 26, 2002, the increase in G&A expenses was primarily due to additional headcount and other expenses necessary to manage and support increased levels of business activity. We currently anticipate that G&A expenses in fiscal year 2004 will remain consistent with fiscal year 2003 in absolute dollars.

      Amortization of deferred stock compensation. Amortization of deferred stock compensation decreased to $0.6 million for the year ended October 25, 2003, compared with $1.0 million, and $1.1 million for the years ended October 26, 2002, and October 27, 2001, respectively. In the second quarter of fiscal 2003, we recorded $1.7 million of deferred stock compensation in connection with our acquisition of Rhapsody. The $1.7 million of deferred stock compensation represented the intrinsic value of unvested restricted common stock and assumed stock options, and is being amortized over the respective remaining service periods on a straight-line basis (see Note 3, “Acquisition of Rhapsody Networks, Inc.,” of the Notes to Consolidated Financial Statements). Amortization of deferred stock compensation for the years ended October 26, 2002 and October 27, 2001 was related to the grant of certain stock options to employees during the year ended October 31, 1999, which resulted in deferred stock compensation of $5.1 million. Deferred stock compensation is amortized over the vesting periods of the applicable options.

      Restructuring costs. Restructuring costs for the year ended October 25, 2003, were $20.8 million. Restructuring costs consist of $10.9 million related to a program to restructure and reorganize certain business operations during the three months ended April 26, 2003, and $9.9 million related to a company-wide restructuring program during the three months ended January 25, 2003 (see Note 4, “Restructuring Costs,” of the Notes to Consolidated Financial Statements).

      In-process research and development. On January 27, 2003, we completed our acquisition of Rhapsody, a provider of next-generation intelligent switching platforms. In exchange for all of the outstanding securities of Rhapsody, we issued 19.8 million shares of our common stock and assumed warrants and stock options to purchase 0.7 million shares of our common stock. In addition, we agreed to issue up to an additional 2.9 million shares of our common stock if the Rhapsody business successfully completed specified product milestones by November 30, 2003. Brocade has determined that the specified product milestones were not met, and therefore, Brocade does not intend to issue the additional shares. However, the representative for the former Rhapsody stockholders has indicated that he disagrees with Brocade’s determination and has initiated discussions with Brocade on this matter.

      As of the acquisition date, Rhapsody was a development stage company that had no recognized revenue and a core technology that required substantial additional resources to bring it to technological feasibility. To date, we have incurred $17.2 million in expenses related to bringing the Rhapsody core technology to technological feasibility. We currently believe that revenues related to this technology will commence during fiscal year 2004. As a result, the acquisition was accounted for as an asset purchase and the total purchase price of $138.5 million was allocated to the assets acquired, liabilities assumed, and acquired in-process R&D based on their respective fair values. The excess of purchase price over the fair value of net assets received was allocated to acquired in-process R&D and acquired non-monetary assets on a pro-rata basis. Acquired in-process R&D of $134.9 million was expensed during the three months ended April 26, 2003 because it had not yet reached technological feasibility and had no alternative future use. No acquired in-process R&D was recorded in any of the other periods presented (see Note 3, “Acquisition of Rhapsody Networks, Inc.,” of the Notes to Consolidated Financial Statements).

      Facilities lease losses and other charges. During the year ended October 27, 2001, we experienced the impact of unfavorable economic conditions and a reduction in IT spending rates. As a result, during the fourth quarter ended October 27, 2001, we performed a comprehensive analysis of our real estate facility requirements and identified vacant excess facilities space, which was subsequently offered for sublease. Factors considered in the analysis included, but were not limited to, anticipated future revenue growth rates; anticipated future headcount requirements in terms of both headquarters and field personnel; anticipated sublease terms; anticipated time to sublease; and anticipated future operating expenses based upon then current market conditions. Based upon the results of this analysis and the excess facilities space identified, during the fourth quarter ended October 27, 2001, we recorded a charge of $45.5 million related to estimated facilities lease losses, net of expected sublease income, and the impairment of certain related assets (see Note 5, “Liabilities Associated with Facilities Lease Losses and Asset Impairment Charges,” of the Notes to Consolidated Financial Statements).

      The facilities lease losses and related asset impairment charges were estimates and represented the low-end of an estimated range that may be adjusted upon the occurrence of future triggering events. Triggering events may include, but are not limited to, changes in estimated time to sublease the facilities, sublease terms, and sublease rates.

      During the quarter ended July 27, 2002, we completed a transaction to sublease a portion of these vacant facilities. Accordingly, based upon the most recent market data, we revised certain estimates and assumptions, including those related to expected sublease rates, estimated time to sublease the facilities, expected future operating costs, and expected future use of the facilities. No material adjustments were made to the facilities lease losses reserve as a result of these revised estimates and assumptions. As of October 25, 2003, no additional adjustments had been made to the estimated facilities lease losses reserve. Should there be changes in real estate market conditions or should it take longer than expected to find a suitable tenant to sublease the remaining vacant facilities, adjustments to the facilities lease losses reserve may be necessary in future periods based upon then current actual events and circumstances.

      Also during the fourth quarter ended October 27, 2001, as a result of an accelerated transition of our product offerings from 1 to 2 Gbit/sec technology, we recorded a charge of $4.4 million primarily related to the impairment of certain 1 Gbit/sec related equipment no longer used in research and development and sales and marketing efforts (see Note 5, “Liabilities Associated with Facilities Lease Losses and Asset Impairment Charges,” of the Notes to Consolidated Financial Statements).

      On November 18, 2003, we purchased a previously leased building located at our San Jose headquarters for $106.8 million in cash plus transaction costs. In connection with the building purchase, during the first quarter of fiscal 2004, we will record adjustments to the previously recorded facilities lease loss reserve and expect to record a charge ranging from $75.0 million to $85.0 million primarily related to lease termination, facilities consolidation and other associated costs. In addition, we issued a $1.0 million guarantee as part of the purchase agreements, and cancelled an irrevocable letter of credit of $10.4 million, which was previously issued as security for the building lease (see Note 17, “Subsequent Event,” of the Notes to Consolidated Financial Statements).

      Interest and other income, net. Net interest and other income decreased to $18.4 million for the year ended October 25, 2003, compared with $22.7 million for the year ended October 26, 2002. Net interest and other income was $8.2 million for the year ended October 27, 2001. For the year ended October 25, 2003, the decrease was primarily the result of declining interest rates. For the year ended October 26, 2002, the increase was primarily the result of increased cash, cash equivalent and investment balances, partially offset by declining interest rates. The increase in cash balances was attributed to cash generated from operations and the proceeds from the $550 million in aggregate principal amount of two percent convertible subordinated notes due 2007 that we issued in December 2001 and January 2002 (see Note 8, “Convertible Subordinated Debt,” of the Notes to Consolidated Financial Statements).

      Interest expense. Interest expense was $13.4 million and $11.4 million for the years ended October 25, 2003 and October 26, 2002, respectively. Interest expense primarily represents the interest cost associated with our convertible subordinated debt. The increase in interest expense for the year ended October 25, 2003, compared with the year ended October 26, 2002, was primarily due to a full year of interest expense related to our convertible subordinated debt during fiscal year 2003, partially offset by reduction of interest expense due to repurchases of convertible subordinated debt. For the year ended October 26, 2002, interest expense related to our convertible subordinated debt was outstanding for ten months.

      Gain on repurchases of convertible subordinated debt. During the fourth quarter of fiscal 2003, we repurchased on the open market $107.1 million in face value of our convertible subordinated debt. We paid an average of $0.88 on each dollar of face value for an aggregate purchase price of $94.4 million, which resulted in a pre-tax gain of $11.1 million for fiscal year 2003. There were no repurchases of convertible subordinated debt during the years ended October 26, 2002 or October 27, 2001 (see Note 8, “Convertible Subordinated Debt,” of the Notes to Consolidated Financial Statements).

      Gain (loss) on investments, net. Net gain on investments of $3.6 million for the year ended October 25, 2003 consisted of gains on the disposition of non-marketable private strategic investments of $5.8 million, offset by an impairment charge of $2.2 million that resulted from an other-than-temporary decline in the estimated fair value of a minority equity investment in a different non-publicly traded company. Net gain on investments for the year ended October 26, 2002 resulted from the sale of United States government agency debt securities. Net loss on investments for the year ended October 27, 2001 consisted of impairment losses on minority equity investments in non-publicly traded companies of $24.2 million, partially offset by realized gains from sales of marketable equity securities of $8.1 million. As of October 25, 2003 and October 26, 2002, we had net unrealized holding gains of $8.8 million and $10.7 million, respectively, associated with our remaining investment portfolio.

      We have made certain minority equity investments in non-publicly traded companies that develop technology or provide services that are complementary to or broaden the markets for our products, and to promote our business and strategic objectives. Minority equity investments in non-public companies are included in other assets on our Consolidated Balance Sheets, are carried at cost, and are accounted for under the cost method. We hold less than 20 percent of the voting equity of such companies and do no have or seek control or significant influence over the respective companies’ operating and financial policies. We monitor our investments for impairment on a quarterly basis and make appropriate reductions in carrying values when such impairment is determined to be other-than-temporary. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash to finance overhead, and the investee company’s inability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary.

      During the year ended October 25, 2003, we recorded impairment charges of $2.2 million that resulted from other-than-temporary declines in the estimated fair value of our minority equity investments in non-publicly traded companies. The impairment charges reduced the carrying value of our investments to the estimated fair value. No impairment charges were recorded during the year ended October 26, 2002. During the year ended October 27, 2001, we made minority equity investments in non-publicly traded companies of $23.6 million. Our investments were made primarily in companies in the storage networking, Internet infrastructure, fabless semiconductor, networking services, and managed storage services industries. These companies were, and continue to be, development stage companies with significant risks. During the year ended October 27, 2001, the industries in which these companies compete experienced considerable market declines associated with a depressed macroeconomic environment. Many of these companies had spent the majority of their funding on operating activities and/or lost key business partners due to bankruptcy, and we determined that the carrying value of our investments were impaired. Based upon the then current market conditions and substantial doubt about these companies’ ability to raise additional funding, achieve positive cash flow, and achieve projected revenues, we concluded the impairments were other-than-temporary and recorded impairment charges of $24.2 million. The impairment charges reduced the carrying value of our investments to the estimated fair value. The carrying value of our minority equity investments in non-publicly traded companies at October 25, 2003 and October 26, 2002 was zero and $2.2 million, respectively.

      Provision for income taxes. Our effective tax rate was 2.0 percent for the year ended October 25, 2003, compared with 29.0 percent and 84.0 percent for the years ended October 26, 2002 and October 27, 2001, respectively. For the year ended October 25, 2003, we recorded a tax provision even though we had a pre-tax book loss, because our pre-tax book loss included non-deductible expenses, primarily in-process research and development expenses, incurred in connection with our acquisition of Rhapsody. Our effective tax rates have historically differed from the federal statutory rate for various reasons (see Note 11, “Income Taxes,” of the Notes to Consolidated Financial Statements). For the year ended October 27, 2001, our effective tax rate was significantly higher than the federal statutory rate primarily due to the inability to benefit from certain losses on minority equity investments in non-publicly traded companies. Our ability to maintain our current effective tax rate requires that international revenues and earnings as a percentage of total revenues and earnings be consistent with historical levels. To the extent that international revenues and earnings differ from those historically achieved, a factor largely influenced by the buying behavior of our OEM partners, or unfavorable changes in tax laws and regulations occur, our tax rate could change.

Liquidity and Capital Resources

      Cash, cash equivalents, short-term investments and long-term investments were $835.6 million as of October 25, 2003, a decrease of $52.8 million over the prior year amount of $888.4 million. For the year ended October 25, 2003, we generated $43.5 million in cash from operating activities, primarily related to non-cash losses and a decrease in accounts receivable, partially offset by decreases in accounts payable. Days sales outstanding in receivables for the year ended October 25, 2003 was 52 days.

      Net cash used in investing activities for the year ended October 25, 2003 totaled $114.4 million and was primarily the result of $91.0 million in net purchases of short and long-term investments and $31.3 million invested in capital equipment. Net cash used in financing activities for the year ended October 25, 2003 totaled $86.4 million. Net cash used in financing activities was primarily the result of repurchases of our convertible subordinated debt totaling $94.4 million, payments of $12.6 million related to assumed capital lease and debt obligations in connection with the Rhapsody acquisition, offset by $11.5 million in net proceeds from the issuance of common stock related to employee participation in employee stock programs and exercises of stock options and $9.0 million in repurchases of convertible debt pending settlement, which was included in accounts payable as of October 25, 2003.

      Net proceeds from the issuance of common stock related to employee participation in employee stock programs have historically been a significant component of our liquidity. The extent to which our employees participate in these programs generally increases or decreases based upon changes in the market price of our common stock. As a result, our cash flow resulting from the issuance of common stock related to employee participation in employee stock programs will vary. As a result of our recent voluntary stock options exchange program, we do not expect to generate significant cash flow from the issuance of common stock related to the employee participation in employee stock programs during fiscal year 2004 unless our future common stock price exceeds $6.54 per share.

      We have a manufacturing agreement with Solectron and Foxconn under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. The required lead-time for placing orders with both Solectron and Foxconn depends on the specific product. As of October 25, 2003, our aggregate commitment to Solectron and Foxconn for inventory components used in the manufacture of Brocade products was $36.9 million, net of purchase commitment reserves of $4.3 million, which we expect to utilize during future normal ongoing operations. Although the purchase orders we place with Solectron and Foxconn are cancelable, the terms of the agreements require us to purchase from Solectron and Foxconn all inventory components not returnable or usable by, or sold to other customers of Solectron or Foxconn.

      On December 21, 2001, and January 10, 2002, we sold $550 million in aggregate principal amount of two percent convertible subordinated notes due 2007 (see Note 8, “Convertible Subordinated Debt,” of the

Notes to Consolidated Financial Statements). Holders of the notes may, in whole or in part, convert the notes into shares of our common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (aggregate of approximately 12.6 million shares) at any time prior to maturity on January 1, 2007. At any time on or after January 5, 2005, we may redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price

Beginning on January 5, 2005 and ending on December 31, 2005	100.80%
Beginning on January 1, 2006 and ending on December 31, 2006	100.40%
On January 1, 2007	100.00%

      We are required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Debt issuance costs are being amortized over the term of the notes. The amortization of debt issuance costs will accelerate upon early redemption, repurchase, or conversion of the notes. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures.

      During the fourth quarter of fiscal 2003, we repurchased on the open market $107.1 million in face value of our convertible subordinated notes due 2007. We paid an average of $0.88 on each dollar of face value for an aggregate purchase price of $94.4 million, which resulted in a pre-tax gain of $11.1 million for fiscal year 2003. As of October 25, 2003, $9.0 million in repurchases of convertible debt were pending settlement, and thus, were included in accounts payable. As of October 25, 2003, the remaining balance outstanding of the convertible subordinated debt was $442.9 million.

      The following table summarizes our contractual obligations (including interest expense) and commitments as of October 25, 2003 (in thousands):

		Less than	1 – 3	After 3
	Total	1 Year	Years	Years

Contractual Obligations:
Convertible subordinated notes, including interest	$471,003	$8,859	$17,718	$444,426
Non-cancelable operating leases	242,633	32,415	55,941	154,277
Unconditional purchase obligations, gross	41,229	41,229	—	—

Total contractual obligations	$754,865	$82,503	$73,659	$598,703

Other Commitments:
Standby letters of credit	$18,749	$ n/a	$ n/a	$ n/a

      On November 18, 2003, we purchased a previously leased building located at our San Jose headquarters for $106.8 million in cash plus transaction costs (see Note 17, “Subsequent Event,” of the Notes to the Consolidated Financial Statements). As a result the building purchase, our future contractual obligations related to non-cancelable operating leases in the table above has been reduced by $142.5 million, and standby letters of credit have been reduced by $10.4 million. In addition, we issued a $1.0 million guarantee as part of the purchase agreements.

      The following table summarizes our contractual obligations (including interest expense) and commitments as of November 18, 2003 (in thousands) after we completed our building purchase described above:

		Less than		1 – 3		After 3
	Total	1 Year		Years		Years

Contractual Obligations:
Convertible subordinated notes, including Interest	$471,003		$8,859		$17,718		$444,426
Non-cancelable operating leases	100,085		20,098		30,187		49,800
Unconditional purchase obligations, gross	41,229		41,229		—		—

Total contractual obligations	$612,317		$70,186		$47,905		$494,226

Other Commitments:
Standby letters of credit	$8,343	$	n/a	$	n/a	$	n/a

Guarantee	$1,015	$	n/a	$	n/a	$	n/a

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

Related Party Transactions

      Larry W. Sonsini, a director of Brocade, serves as a member and Chairman and CEO of Wilson Sonsini Goodrich & Rosati, Professional Corporation (WSGR), our principal outside legal counsel. Aggregate fees billed to us by WSGR for legal services rendered, including general corporate counseling, litigation services, merger and acquisition related services, and services related to our convertible debt offering, during the years ended October 25, 2003, October 26, 2002, and October 27, 2001, were $1.2 million, $4.9 million, and $0.6 million, respectively. We believe that the services rendered to us by WSGR were on terms no more favorable than those with unrelated parties.

      Mark Leslie was a director of Brocade until May 2002 and served on the Board of Directors of Veritas, a company with whom we do business. During the years ended October 26, 2002 and October 27, 2001, total revenues from sales to Veritas were $2.5 million and $2.4 million, respectively. We believe that sales to Veritas were on terms no more favorable than those with unrelated parties.

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

      The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our Consolidated Financial Statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations, and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•	Revenue recognition, and allowances for sales returns and doubtful accounts;
•	Warranty reserves;
•	Inventory and purchase commitment reserves;
•	Restructuring charges and lease loss reserves;
•	Litigation costs; and
•	Accounting for income taxes.

      Revenue recognition, and allowances for sales returns and doubtful accounts. Product revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable, and collection is probable. However, revenue recognition is deferred for shipments to new customers and for shipments to existing customers when significant support services are required to successfully integrate our products into our customer’s products. These revenues, and related costs, are deferred and recognized when the customer has successfully integrated our products into its product offerings, and we have met any support obligations. In addition, revenue from sales to master resellers is recognized upon reported sell-through.

      We reduce revenue for estimated sales returns and other allowances at the time of shipment. Sales returns and other allowances are estimated based on historical experience, current trends, and our expectations regarding future experience. Estimated sales returns and other allowances include consideration of historical sales levels, the timing and magnitude of historical sales returns and other allowances, and a projection of this experience into the future. In addition, we maintain allowances for doubtful accounts, which are also accounted for as a reduction in revenue, for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable, historical collection patterns, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms and practices when evaluating the adequacy of the allowance for doubtful accounts. If actual sales returns and other allowances exceed our estimate, or if the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and charges may be required.

      Service revenue, which to date has not been material, consists of training, warranty, and maintenance arrangements, including post-contract customer support (PCS) services. PCS services are offered under renewable, annual fee-based contracts or as part of multiple element arrangements and typically include upgrades and enhancements to our software operating system software, and telephone support. For multiple element arrangements, we allocate revenue to each element based upon vendor-specific objective evidence (VSOE) of the fair value of the element or application of the residual method. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Service revenue, including revenue allocated to undelivered elements, is deferred and recognized ratably over the contractual period. Service contracts are typically one to three years in length. Training revenue is recognized upon completion of the training.

      Warranty reserves. We provide warranties on our products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience, current trends and our expectations regarding future experience. If actual warranty costs exceed our estimate, additional charges may be required.

      Inventory and purchase commitment reserves. We write down inventory and record purchase commitment reserves for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand, product transition cycles, and market conditions. Although we strive to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments, and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs, purchase commitment reserves, and charges against earnings might be required.

      Restructuring charges and lease loss reserves. We monitor and regularly evaluate our organizational structure and associated operating expenses. Depending on events and circumstances, we may decide to restructure our operations to reduce future operating costs. In determining the restructuring charges, we analyze our future operating requirements, including the required headcount by business functions and facility space requirements. Our restructuring costs, and any resulting accruals, involve significant estimates made by management using the best information available at the time the estimates are made, some of which maybe provided by third parties. In recording facilities lease loss reserves, we make various assumptions, including the time period over which the facilities will be vacant, expected sublease terms, expected sublease rates, anticipated future operating expenses, and expected future use of the facilities. Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements with terms as favorable as those assumed when arriving at our estimates. We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring and lease loss accruals including the various assumptions noted above. If actual results differ significantly from our estimates, we may be required to adjust our restructuring and lease loss accruals in the future.

      Litigation costs. We are subject to the possibility of legal actions arising in the ordinary course of business. We regularly monitor the status of pending legal actions to evaluate both the magnitude and likelihood of any potential loss. We accrue for these potential losses when it is probable that a liability has been incurred and the amount of loss, or possible range of loss, can be reasonably estimated. If actual results differ significantly from our estimates, we may be required to adjust our accruals in the future.

      Accounting for income taxes. The determination of our tax provision is subject to judgments and estimates due to operations in several tax jurisdictions outside the United States. Sales to our international customers are principally taxed at rates that are lower than United States rates, resulting in a reduction of our effective tax rate. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the United States and in the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving and expect to receive from international sales. In addition, a decrease in the percentage of our total revenue from international customers or in the mix of international revenue among particular tax jurisdictions could change our overall effective tax rate. Also, our current effective tax rate assumes that United States income taxes are not provided for undistributed earnings of certain non-United States subsidiaries. These earnings could become subject to United States federal and state income taxes and foreign withholding taxes, as applicable, should they be either deemed or actually remitted from our international subsidiaries to the United States.

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

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS 144 applies to all long-lived assets, including discontinued operations, and consequently amends the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Division of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires the measurement to be at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are applicable in fiscal years beginning after May 15, 2002, the provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002, and all other provisions are effective for financial statements issued on or after May 15, 2002, however, early application is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of SFAS 145 would be reclassified in most cases following adoption. The adoption of SFAS 145 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

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

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have determined that the requirements of FIN 45 apply to our accrued warranty and standard indemnification clauses contained within our various customer contracts (see Note 9, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements).

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

Interest Rate Risk

      Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at five major financial institutions in the United States. As of October 25, 2003, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.

      The following table presents the hypothetical changes in fair values of our investments in debt securities issued by United States government agencies as of October 25, 2003 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities Given an Interest			Fair Value	Valuation of Securities Given an Interest
	Rate Decrease of X Basis Points			as of	Rate Increase of X Basis Points
				October 25,
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2003	(50 BPS)	(100 BPS)	(150 BPS)

U.S. government obligations	$423,392	$421,566	$419,762	$418,071	$416,278	$414,539	$412,822
Corporate bonds and notes	$59,058	$58,525	$57,996	57,482	$56,963	$56,455	$55,954

Total	$482,450	$480,091	$477,758	$475,553	$473,241	$470,994	$468,776

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

      The following table (in thousands) presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates at October 25, 2003. Carrying value approximates fair value.

		Average
	Amount	Interest Rate

Cash and cash equivalents	$360,012	0.9%
Short-term investments	57,971	1.5%
Long-term investments	417,582	3.7%

Total	$835,565	2.1%

      Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. Therefore, we are not exposed to changes in interest rates related to our long-term debt instruments. The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On October 24, 2003, the average bid and ask price on the Portal Market of our convertible subordinated notes due 2007 was 90.0, resulting in an aggregate fair value of approximately $398.7 million. Our common stock is quoted on the Nasdaq National Market under the symbol “BRCD.” On October 24, 2003, the last reported sale price of our common stock on the Nasdaq National Market was $6.06 per share.

Equity Security Price Risk

      Our exposure to market risk due to equity security price fluctuations primarily relates to investments in marketable equity securities. These investments are principally in companies in the volatile high-technology sector. We do not attempt to reduce or eliminate the market exposure on these securities. Adverse changes in equity prices of 25 percent, 50 percent, and 75 percent would result in decreases of approximately $167,000, $335,000, and $502,000 in the fair value of marketable equity securities at October 25, 2003, respectively. At October 25, 2003, our equity securities balance of $669,000 was included in other current assets on the accompanying Consolidated Balance Sheets.

Item 8.	Financial Statements and Supplementary Data

BROCADE COMMUNICATIONS SYSTEMS, INC.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

Brocade Communications Systems, Inc.:

      We have audited the accompanying consolidated balance sheets of Brocade Communications Systems, Inc. and subsidiaries (the Company) as of October 25, 2003 and October 26, 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended October 25, 2003. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule listed in Item 15(a)2. These consolidated financial statements and related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audit. The accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the year ended October 27, 2001 and related financial statement schedule were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule in their report dated November 20, 2001.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brocade Communications Systems, Inc. and subsidiaries as of October 25, 2003 and October 26, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended October 25, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule for the years ended October 25, 2003 and October 26, 2002, when considered in relation to the consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Mountain View, California

November 14, 2003, except as to Note 17,
which is as of November 18, 2003

We are including in this Annual Report on Form 10-K, pursuant to Rule 2-02(e) of Regulation S-X, a copy of the prior year’s Report of Independent Public Accountants from the prior independent public accountants, Arthur Andersen LLP. This report was previously issued by Arthur Andersen LLP, for filing with our Annual Report on Form 10-K for fiscal year 2001, and has not been reissued by Arthur Andersen LLP. This report refers to previous consolidated financial statements that are not included in the current filing (consisting of the consolidated balance sheets as of October 27, 2001 and October 28, 2000 and the consolidated statements of operations, stockholders’ equity and cash flows for the years ended October 28, 2000 and October 31, 1999).

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	October 25,	October 26,	October 27,
	2003	2002	2001

	(In thousands, except per share amounts)
Net revenues	$525,277	$562,369	$513,030
Cost of revenues	241,105	226,414	212,956

Gross margin	284,172	335,955	300,074

Operating expenses:
Research and development	145,082	132,205	110,749
Sales and marketing	114,879	118,130	94,931
General and administrative	21,312	18,836	17,737
Amortization of deferred stock compensation	649	969	1,082
Restructuring costs	20,828	—	—
In-process research and development	134,898	—	—
Facilities lease losses and other charges	—	—	49,888

Total operating expenses	437,648	270,140	274,387

Income (loss) from operations	(153,476)	65,815	25,687
Interest and other income, net	18,424	22,668	8,207
Interest expense	(13,339)	(11,427)	—
Gain on repurchases of convertible subordinated debt	11,118	—	—
Gain (loss) on investments, net	3,638	7,095	(16,092)

Income (loss) before provision for income taxes	(133,635)	84,151	17,802
Income tax provision	2,605	24,405	14,954

Net income (loss)	$(136,240)	$59,746	$2,848

Net income (loss) per share — basic	$(0.54)	$0.26	$0.01

Net income (loss) per share — diluted	$(0.54)	$0.25	$0.01

Shares used in per share calculation — basic	250,610	231,591	221,051

Shares used in per share calculation — diluted	250,610	242,962	243,162

The accompanying notes are an integral part of these consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	October 25,	October 26,
	2003	2002

	(In thousands,
	except par value)
ASSETS
Current assets:
Cash and cash equivalents	$360,012	$516,535
Short-term investments	57,971	50,988

Total cash, cash equivalents and short-term investments	417,983	567,523
Marketable equity securities	—	226
Accounts receivable, net of allowances for doubtful accounts of $4,180 and $3,763 in 2003 and 2002, respectively	74,935	97,707
Inventories, net	3,961	5,402
Deferred tax assets, net	29,569	28,418
Prepaid expenses and other current assets	14,593	16,429

Total current assets	541,041	715,705
Long-term investments	417,582	320,865
Property and equipment, net	124,274	143,625
Deferred tax assets, net	231,203	221,878
Convertible subordinated debt issuance costs	6,288	10,274
Other assets	3,558	9,316

Total assets	$1,323,946	$1,421,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,942	$57,538
Accrued employee compensation	30,546	23,930
Deferred revenue	19,892	22,430
Current liabilities associated with lease losses	7,759	8,204
Other accrued liabilities	64,963	49,364

Total current liabilities	166,102	161,466
Non-current liabilities associated with lease losses	16,518	22,602
Convertible subordinated debt	442,950	550,000
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 257,641 and 234,652 shares at October 25, 2003 and October 26, 2002, respectively	258	235
Additional paid-in capital	725,253	577,171
Deferred stock compensation	(872)	(69)
Accumulated other comprehensive income	5,797	6,078
Accumulated earnings (deficit)	(32,060)	104,180

Total stockholders’ equity	698,376	687,595

Total liabilities and stockholders’ equity	$1,323,946	$1,421,663

The accompanying notes are an integral part of these consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

					Accumulated
					Other
	Common Stock		Additional	Deferred	Comprehensive	Retained	Total	Comprehensive
			Paid-In	Stock	Income	Earnings	Stockholders’	Income
	Shares	Amount	Capital	Compensation	(Loss)	(Deficit)	Equity	(Loss)

	(In thousands)
Balances at October 28, 2000	222,559	$223	$306,868	$(2,320)	$44,520	$41,586	$390,877	$—
Issuance of common stock	7,369	7	81,328	—	—	—	81,335	—
Tax benefits from employee stock option transactions	—	—	104,682	—	—	—	104,682	—
Charitable contribution of stock	42	—	1,000	—	—	—	1,000	—
Compensation charges	—	—	107	—	—	—	107	—
Deferred stock compensation adjustment	—	—	(200)	200	—	—	—	—
Amortization of deferred stock compensation	—	—	—	1,082	—	—	1,082	—
Repurchase of common stock	(208)	—	(47)	—	—	—	(47)	—
Change in unrealized gain (loss) on marketable equity securities and investments, net of tax	—	—	—	—	(43,998)	—	(43,998)	(43,998)
Reclassification adjustment for gains previously included in other comprehensive income	—	—	—	—	—	—	—	8,112
Net income	—	—	—	—	—	2,848	2,848	2,848

Balances at October 27, 2001	229,762	230	493,738	(1,038)	522	44,434	537,886	(33,038)

Issuance of common stock	4,965	5	50,497	—	—	—	50,502	—
Tax benefits from employee stock option transactions	—	—	32,993	—	—	—	32,993	—
Amortization of deferred stock compensation	—	—	—	969	—	—	969	—
Repurchase of common stock	(75)	—	(57)	—	—	—	(57)	—
Change in unrealized gain (loss) on marketable equity securities and investments, net of tax	—	—	—	—	5,873	—	5,873	5,873
Cumulative translation adjustments	—	—	—	—	(317)	—	(317)	(317)
Net income	—	—	—	—	—	59,746	59,746	59,746

Balances at October 26, 2002	234,652	235	577,171	(69)	6,078	104,180	687,595	65,302

Issuance of common stock	3,511	3	11,641	—	—	—	11,644	—
Issuance of common stock related to the Rhapsody acquisition	19,735	20	134,853	—	—	—	134,873	—
Warrants issued related to the Rhapsody acquisition	—	—	1,939	—	—	—	1,939	—
Deferred stock compensation related to the acquisition of Rhapsody	—	—	—	(1,677)	—	—	(1,677)	—
Amortization of deferred stock compensation	—	—	—	649	—	—	649	—
Deferred stock compensation adjustment	—	—	(225)	225	—	—	—	—
Repurchase of common stock	(257)	—	(126)	—	—	—	(126)	—
Change in unrealized gain (loss) on marketable equity securities and investments, net of tax	—	—	—	—	(1,094)	—	(1,094)	(1,094)
Cumulative translation adjustments	—	—	—	—	813	—	813	813
Net loss	—	—	—	—	—	(136,240)	(136,240)	(136,240)

Balances at October 25, 2003	257,641	$258	$725,253	$(872)	$5,797	$(32,060)	$698,376	$(136,521)

The accompanying notes are an integral part of these consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	October 25,	October 26,	October 27,
	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(136,240)	$59,746	$2,848
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Tax benefits from employee stock option transactions	—	32,993	104,682
Deferred taxes	(10,476)	(19,325)	(104,984)
Depreciation and amortization	46,941	32,843	16,351
Loss on disposal of property and equipment	4,568	—	608
Amortization of debt issuance costs	2,440	2,101	—
(Gain) loss on investments and marketable equity securities, net	(3,640)	(7,095)	16,092
Gain on repurchases of convertible subordinated debt	(11,118)	—	—
Provision for doubtful accounts receivable and sales returns	3,137	2,008	1,444
Amortization of deferred stock compensation	649	969	1,189
Charitable stock contribution charge	—	—	1,000
Asset impairment charges	—	—	6,683
Non-cash restructuring charges	8,088	—	—
In-process research and development	134,898	—	—
Changes in assets and liabilities:
Accounts receivable	19,635	(30,815)	1,898
Inventories	1,441	4,905	(10,020)
Prepaid expenses and other assets	4,739	(9,401)	(8,157)
Accounts payable	(24,394)	32,456	1,124
Accrued employee compensation	5,712	1,936	(1,369)
Deferred revenue	(2,726)	9,800	10,574
Other accrued liabilities	8,514	5,469	32,924
Liabilities associated with lease losses	(8,660)	(8,028)	38,834

Net cash provided by operating activities	43,508	110,562	111,721

Cash flows from investing activities:
Purchases of short-term investments	(53,954)	(45,880)	(49,194)
Purchases of long-term investments	(130,468)	(640,777)	—
Proceeds from maturities of short-term investments	62,543	99,692	72,207
Proceeds from sales and maturities of long-term investments	30,859	335,339	—
Proceeds from sales of marketable equity securities	5,454	—	12,765
Purchases of property and equipment	(31,306)	(80,272)	(82,330)
Purchases of non-marketable minority equity investments	—	—	(23,562)
Acquired cash and cash equivalents from acquisition of Rhapsody	2,453	—	—

Net cash used in investing activities	(114,419)	(331,898)	(70,114)

Cash flows from financing activities:
Proceeds from issuance of convertible subordinated debt	—	537,625	—
Repurchases of convertible subordinated debt	(94,386)	—	—
Accrual of repurchase obligation	9,029	—	—
Proceeds from issuance of common stock, net	11,515	50,445	81,288
Payments on assumed capital lease and debt obligations for Rhapsody acquisition	(12,583)	—	—
Payments on capital lease obligations	—	—	(42)

Net cash provided by (used in) financing activities	(86,425)	588,070	81,246

Effect of exchange rate fluctuations on cash and cash equivalents	813	(317)	—

Net increase (decrease) in cash and cash equivalents	(156,523)	366,417	122,853
Cash and cash equivalents, beginning of year	516,535	150,118	27,265

Cash and cash equivalents, end of year	$360,012	$516,535	$150,118

Supplemental disclosure of cash flow information:
Common stock issued for acquisition of Rhapsody, net of acquisition costs	$137,134	$—	$—

Net assets acquired from acquisition of Rhapsody	$3,556	$—	$—

Cash paid for interest	$14,056	$5,770	$236

Cash paid for income taxes	$4,831	$3,181	$537

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

2.     Summary of Significant Accounting Policies

Fiscal Year

      The Company reports its fiscal year on a 52/53-week period ending on the last Saturday in October of each year. Accordingly, the fiscal year ends for fiscal years 2003, 2002 and 2001 were October 25, 26 and 27, respectively. Fiscal years 2003, 2002 and 2001 were all 52 weeks in length.

Principles of Consolidation

      The Consolidated Financial Statements include the accounts of Brocade Communication Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are primarily maintained at six major financial institutions.

Investments and Marketable Equity Securities

      Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Investment securities with original or remaining maturities of one year or more are considered long-term investments. Short-term and long-term investments consist of debt securities issued by United States government agencies and corporate bonds and notes. Short-term and long-term investments are maintained at four major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Consolidated Balance Sheets at fair value. Fair value is determined using quoted market prices for those securities. Unrealized holding gains and losses are included as a separate component of accumulated other comprehensive income on the accompanying Consolidated Balance Sheets, net of any related tax effect. Realized gains and losses are calculated based on the specific identification method and are included in gain (loss) on investments, net on the Consolidated Statements of Operations.

      Marketable equity securities consist of equity holdings in public companies and are classified as available-for-sale when there are no restrictions on the Company’s ability to immediately liquidate such securities. Marketable equity securities are recorded on the accompanying Consolidated Balance Sheets at fair value.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      From time to time the Company makes minority equity investments in non-publicly traded companies. These investments are included in other assets on the accompanying Consolidated Balance Sheets, and are accounted for under the cost method. The Company holds less than 20 percent of the voting equity of such companies, and neither has nor seeks control or significant influence over the respective company’s operating and financial policies. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income, net on the Consolidated Statements of Operations. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary (see Note 14). As of October 25, 2003 and October 26, 2002, the carrying values of the Company’s minority equity investments in non-publicly traded companies were zero and $2.2 million, respectively.

Fair Value of Financial Instruments

      Fair value of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, employee notes receivable, accounts payable, and accrued liabilities, approximate cost because of their short maturities. The fair value of investments and marketable equity securities is determined using quoted market prices for those securities or similar financial instruments. The fair value of convertible subordinated debt is determined using the average bid and ask price on the Portal Market for the convertible debt.

Inventories

      Inventories are stated at the lower of cost or market, using the first-in, first-out method. Inventory costs include material, labor, and overhead. The Company provides inventory allowances based on excess and obsolete inventories determined primarily by future demand forecasts. All of our inventory are located offsite.

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of four years are used for computer equipment, software, furniture and fixtures, except for the Company’s enterprise-wide, integrated business information system, which is being depreciated over five to seven years. Estimated useful lives of up to four years are used for engineering and other equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life of the asset or the remaining term of the lease.

Notes Receivable from Non-Executive Employees

      The Company has historically provided loans to various non-executive employees principally related to the respective employees’ relocation to the San Francisco Bay area. The loans are generally evidenced by

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

secured promissory notes to the Company and bear interest at prevailing rates. Notes receivable from employees are included in prepaid expenses and other current assets, and other assets in the accompanying Consolidated Balance Sheets depending upon their remaining term. As of October 25, 2003 and October 26, 2002, the Company had outstanding loans to various employees totaling $3.0 million and $9.0 million, respectively.

Accrued Employee Compensation

      Accrued employee compensation consists of accrued wages, commissions, payroll taxes, vacation, payroll deductions for the Company’s employee stock purchase plan, and other employee benefit payroll deductions.

Concentrations

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments, and accounts receivable. Cash, cash equivalents, and short-term and long-term investments are primarily maintained at six major financial institutions in the United States. Deposits held with banks may be redeemed upon demand and may exceed the amount of insurance provided on such deposits. The Company principally invests in United States government agency debt securities and corporate bonds and notes, and limits the amount of credit exposure to any one entity.

      A majority of the Company’s trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of October 25, 2003, and October 26, 2002, 77 percent and 73 percent of accounts receivable were concentrated with five customers, respectively. The Company performs ongoing credit evaluations of its customers and does not require collateral on accounts receivable balances. The Company has established reserves for credit losses and sales returns, and other allowances. The Company has not experienced material credit losses in any of the periods presented.

      For the fiscal years ended October 25, 2003, October 26, 2002, and October 27, 2001, three customers each represented greater than ten percent of the Company’s total revenues for combined totals of 67 percent, 62 percent, and 56 percent of total revenues, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could seriously harm the Company’s financial condition and results of operations.

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

Revenue Recognition

      Product revenue. Product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. However, revenue recognition is deferred for shipments to new customers and for shipments to existing customers when

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant support services are required to successfully integrate Brocade products into the customer’s products. These revenues, and related costs, are deferred and recognized when the customer has successfully integrated Brocade products into its product offerings and Brocade has met any support obligations. In addition, revenue from sales to master resellers is recognized upon reported sell-through. The Company reduces revenue for estimated sales returns and other allowances at the time of shipment. Sales returns and other allowances are estimated based upon historical experience, current trends, and the Company’s expectations regarding future experience. In addition, the Company maintains allowances for doubtful accounts, which are also accounted for as a reduction in revenue.

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

      Costs related to internally developed software and software purchased for internal use are capitalized in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” During the year ended October 28, 2000, the Company purchased an enterprise-wide, integrated business information system. As of October 25, 2003, capitalized costs of $16.1 million, with a net book value of $9.5 million, related to the purchase and subsequent implementation and upgrade of this system were included in property and equipment. These costs are being depreciated over the initial estimated useful life of seven years.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

      Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts, along with net operating loss carryforwards and credit carryforwards. A valuation allowance is recognized to the extent that it is more likely than not that the tax benefits will not be realized. The Company believes its net deferred tax assets will be realized through future profitable operations.

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

Foreign Currency Translation

      Assets and liabilities of non-United States subsidiaries that operate where the functional currency is the local currency are translated to United States dollars at exchange rates in effect at the balance sheet date with the resulting translation adjustments recorded as a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the year. Where the functional currency is the United States dollar, transaction gains and losses are recorded in other income or expense.

Derivatives

      Derivative instruments are recognized as either assets or liabilities on the Consolidated Balance Sheets and measured at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. As of October 25, 2003, the Company did not hold any derivative instruments.

Stock-Based Compensation

      The Company accounts for its stock option plans and its Employee Stock Purchase Plan in accordance with the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (APB 25), whereby the difference between the exercise price and the fair value at the date of grant is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense is recognized in the Company’s Consolidated Statements of Operations because the exercise price of the Company’s employee stock options equals the market price of the underlying common stock on the date of grant.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The pro forma information resulting from the use of the fair value based method under SFAS 123 is as follows (in thousands except per share amounts):

	Fiscal Year Ended

	October 25,	October 26,	October 27,
	2003	2002	2001

Net income (loss) — as reported	$(136,240)	$59,746	$2,848
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	389	688	649
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	(138,739)	(471,573)	(595,189)

Pro forma net loss	$(274,590)	$(411,139)	$(591,692)

Basic earnings (loss) per share:
As reported	$(0.54)	$0.26	$0.01
Pro Forma	$(1.10)	$(1.78)	$(2.68)
Diluted earnings (loss) per share:
As reported	$(0.54)	$0.25	$0.01
Pro Forma	$(1.10)	$(1.78)	$(2.68)

      The fair value of stock options granted under the Plans during fiscal year 2003, and the fair value of common stock issued under the Purchase Plan during fiscal year 2003, was approximately $88.9 million. Pro forma compensation expense associated with stock options granted under the Plans during fiscal year 2003, and common stock issued under the Purchase Plan during fiscal year 2003, was approximately $35.0 million.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for each respective fiscal year ended:

	Employee Stock Option Plans			Employee Stock Purchase Plan

	October 25,	October 26,	October 27,	October 25,	October 26,	October 27,
	2003	2002	2001	2003	2002	2001

Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.2-4.1%	1.5-4.3%	2.1-4.6%	0.9-1.0%	1.4%	2.1%
Expected volatility	70.5%	97.1%	127.4%	63.5%	93.7%	123.4%
Expected life from vest date (in years)	0.5	0.5	0.5	0.5	0.5	0.5

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options. Under the Black-Scholes option-pricing model, the weighted-average fair value of employee stock options granted during the years ended October 25, 2003, October 26, 2002, and October 27, 2001, was $2.00 per share, $10.26 per share, and $26.17 per share, respectively.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates in Preparation of Consolidated Financial Statements

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, the useful lives of fixed assets, allowances for doubtful accounts and product returns, inventory and warranty reserves, facilities lease losses and other charges, fixed asset and investment impairment charges, accrued liabilities and other reserves, taxes, and contingencies. Actual results could differ materially from these estimates.

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

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS 144 applies to all long-lived assets, including discontinued operations, and consequently amends the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Division of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires the measurement to be at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are applicable in fiscal years beginning after May 15, 2002, the provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002, and all other provisions are effective for financial statements issued on or after May 15, 2002, however, early application is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adoption of SFAS 145 would be reclassified in most cases following adoption. The adoption of SFAS 145 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

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

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have determined that the requirements of FIN 45 apply to our accrued warranty and standard indemnification clauses contained within our various customer contracts (see Note 9, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements).

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

3.     Acquisition of Rhapsody Networks, Inc.

      On January 27, 2003, the Company completed its acquisition of Rhapsody Networks, Inc. (Rhapsody), a provider of next-generation intelligent switching platforms. In exchange for all of the outstanding securities of Rhapsody, the Company issued 19.8 million shares of its common stock and assumed warrants to purchase 0.4 million shares of Brocade common stock and options to purchase 0.3 million shares of Brocade common stock. In addition, the Company agreed to issue up to an additional 2.9 million shares of its common stock if the Rhapsody business successfully completed specified product milestones by November 30, 2003. The Company has determined that the specified product milestones were not met, and therefore, the Company does not intend to issue the additional shares. However, the representative for the former Rhapsody stockholders has indicated that he disagrees with the Company’s determination and has initiated discussions with the Company on this matter.

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

      As of the acquisition date, Rhapsody was a development stage company with no recognized revenue and a core technology that had not yet reached technological feasibility. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities necessary to establish that the technology can be utilized to meet design specifications, including functions, features, and technical performance requirements. Substantial additional resources are still required to bring the Rhapsody core technology to technological feasibility. To date, the Company has incurred $17.2 million in expenses related to bringing the Rhapsody core technology to technological feasibility. The Company currently believes that revenues related to this technology will commence during fiscal year 2004. Based upon the factors noted above, the Company concluded that for accounting purposes it was not purchasing a business with an existing revenue stream, but rather a group of assets centered on a core technology that the Company believes will ultimately be developed into a saleable product. As a result, the acquisition of Rhapsody was accounted for as an asset purchase.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the restructuring costs incurred and charged to restructuring expense, costs paid or otherwise settled, and remaining unpaid or otherwise unsettled accrued liabilities (in thousands) as of October 25, 2003:

		Contract
	Severance	Terminations	Equipment
	and Benefits	and Other	Impairment	Total

Restructuring costs incurred	$4,165	$1,478	$5,245	$10,888
Cash payments	(3,915)	(991)	—	(4,906)
Non-cash charges	(25)	—	(5,245)	(5,270)

Remaining accrued liabilities at October 25, 2003	$225	$487	$—	$712

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

      Remaining accrued liabilities related to the Company’s fiscal 2003 second quarter restructuring program are included in other accrued liabilities on the accompanying Consolidated Balance Sheets. No material changes in estimates were made to the fiscal 2003 second quarter restructuring accrual. The Company expects to pay or otherwise substantially settle the remaining accrued liabilities during the next fiscal year.

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

      The following table summarizes the restructuring costs incurred and charged to restructuring expense, costs paid or otherwise settled, and remaining unpaid or otherwise unsettled accrued liabilities (in thousands) as of October 25, 2003:

	Severance	Contract	Equipment
	and Benefits	Terminations	Impairment	Total

Restructuring costs incurred	$8,549	$947	$622	$10,118
Cash payments	(6,104)	(947)	—	(7,051)
Non-cash charges	(2,196)	—	(622)	(2,818)
Adjustments	(178)	—	—	(178)

Remaining accrued liabilities at October 25, 2003	$71	$—	$—	$71

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.6 million were related to excess computer equipment resulting from the workforce reduction, consolidation of excess facilities, and the restructuring of certain business functions.

      Remaining accrued liabilities related to the Company’s fiscal 2003 first quarter restructuring program are included in other accrued liabilities on the accompanying Consolidated Balance Sheets. No material changes in estimates were made to the fiscal 2003 first quarter restructuring accrual. The Company expects to pay or otherwise substantially settle the remaining accrued liabilities during the next fiscal year.

5.     Liabilities Associated with Facilities Lease Losses and Asset Impairment Charges

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

      During the three months ended July 27, 2002, the Company completed a transaction to sublease a portion of these vacant facilities. Accordingly, based on then current market data, the Company revised certain estimates and assumptions, including those related to estimated sublease rates, estimated time to sublease the facilities, expected future operating costs, and expected future use of the facilities. The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary. No material adjustments were made to the facilities lease losses reserve for the year ended October 25, 2003.

      Should there be changes in real estate market conditions or should it take longer than expected to find a suitable tenant to sublease the remaining vacant facilities, adjustments to the facilities lease losses reserve may be necessary in future periods based upon then current actual events and circumstances.

      The following table summarizes the activity related to the facilities lease losses reserve, net of expected sublease income (in thousands):

Facilities
Lease Losses

Initial charge in fourth quarter of fiscal 2001	$39,804
Cash payments on facilities leases	(970)

Reserve balances at October 27, 2001	$38,834
Cash payments on facilities leases	(7,406)
Non-cash charges and adjustments	(622)

Reserve balances at October 26, 2002	$30,806
Cash payments on facilities leases	(8,660)
Non-cash charges	(709)
Lease loss liability assumed in connection with the acquisition of Rhapsody (see Note 3)	2,840

Reserve balances at October 25, 2003	$24,277

      Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2006.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Impairments Related to Product Transition

      During the fourth quarter ended October 27, 2001, the Company announced the general availability of its SilkWorm 3800 Enterprise Fabric Switch, the first in a family of 2 Gbit/sec per second products. As a result of the transition of the Company’s product offerings from 1 to 2 Gbit/sec technology, the Company recorded a charge of $4.4 million primarily related to the impairment of certain 1 Gbit/sec related equipment no longer used in research and development and sales and marketing efforts. No product related impairment charges were recorded for the years ended October 25, 2003 or October 26, 2002.

6.     Balance Sheet Details

      The following tables provide details of selected balance sheet items (in thousands):

	October 25,	October 26,
	2003	2002

Inventories, net:
Raw materials	$893	$645
Finished goods	3,068	4,757

Total	$3,961	$5,402

Property and equipment, net:
Computer equipment and software	$71,887	$64,220
Engineering and other equipment	104,544	96,904
Furniture and fixtures	3,882	3,647
Leasehold improvements	34,777	31,259

	215,090	196,030
Less: Accumulated depreciation and amortization	(90,816)	(52,405)

Total	$124,274	$143,625

Other accrued liabilities:
Income taxes payable	$30,815	$24,605
Accrued warranty	3,723	3,966
Purchase commitments	4,305	1,609
Other	26,120	19,184

Total	$64,963	$49,364

      Leasehold improvements at October 25, 2003 and October 26, 2002 are shown net of estimated impairments related to facilities lease losses (see Note 3).

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Investments and Equity Securities

      The following tables summarize the Company’s investments and marketable equity securities (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

October 25, 2003
U.S. government obligations	$409,045	$9,063	$(37)	$418,071
Corporate bonds and notes	57,649	27	(194)	57,482
Equity securities	694	—	(25)	669

Total	$467,388	$9,090	$(256)	$476,222

Reported as:
Short-term investments				$57,971
Other current assets				669
Long-term investments				417,582

Total				$476,222

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

October 26, 2002
U.S. government obligations	$361,074	$10,779	$—	$371,853
Marketable equity securities	347	—	(121)	226

Total	$361,421	$10,779	$(121)	$372,079

Reported as:
Short-term investments				$50,988
Marketable equity securities				226
Long-term investments				320,865

Total				$372,079

      For the year ended October 25, 2003, gross realized gains on sales of marketable equity securities were $2.7 million. For the year ended October 26, 2002, gross gains of $7.1 million were realized on sales of investments in debt securities issued by United States government agencies. For the year ended October 27, 2001, gross gains of $8.1 million were realized on sales of marketable equity securities. At October 25, 2003 and October 26, 2002, net unrealized holding gains of $8.8 million and $10.7 million, respectively, were included in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the maturities of the Company’s investments in debt securities issued by United States government agencies and corporate bonds and notes as of October 25, 2003 (in thousands):

	Amortized
	Cost	Fair Value

Less than one year	$57,896	$57,971
Due in 1 – 2 years	366,133	375,122
Due in 2 – 3 years	42,665	42,460

Total	$466,694	$475,553

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

      During the fourth quarter of fiscal 2003, the Company repurchased on the open market $107.1 million in face value of its two percent convertible subordinated notes due 2007. The Company paid an average of $0.88 on each dollar of face value for an aggregate purchase price of $94.4 million, which resulted in a pre-tax gain of $11.1 million for fiscal year 2003. As of October 25, 2003, settlement for $9.0 million of the $94.4 million was included in accounts payable on the accompanying Consolidated Balance Sheets. As of October 25, 2003, the remaining balance outstanding of the convertible subordinated debt was $442.9 million.

      The notes are not listed on any securities exchange or included in any automated quotation system, however, the notes are eligible for trading on the PortalSM Market. On October 24, 2003, the average bid and ask price on the Portal Market of the notes was 90.0, resulting in an aggregate fair value of approximately $398.7 million.

9.     Commitments and Contingencies

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense for the years ended October 25, 2003, October 26, 2002, and October 27, 2001 was $22.7 million, $20.0 million, and $16.5 million, respectively.

      Future minimum lease payments under all non-cancelable operating leases at October 25, 2003 were as follows (in thousands):

Operating
Fiscal Year Ended October,	Leases

2004	$32,415
2005	29,596
2006	26,345
2007	25,916
2008	26,693
Thereafter	101,668

Total minimum lease payments	$242,633

      At October 25, 2003, the Company had recorded $24.3 million in facilities lease loss reserves related to future lease commitments, net of expected sublease income (see Note 5).

Product Warranties

      The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience. The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities on the accompanying Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the year ended October 25, 2003 (in thousands):

Accrued
Warranty

Balance at October 26, 2002	$3,966
Liabilities accrued	1,606
Claims paid	(717)
Changes in liability for pre-existing warranties	(1,132)

Balance at October 25, 2003	$3,723

      In addition, the Company has standard indemnification clauses contained within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of October 25, 2003, there have been no known events or circumstances that have resulted in an indemnification related liability to the Company.

Manufacturing and Purchase Commitments

      The Company has manufacturing agreements with Solectron Corporation (Solectron) and Hon Hai Precision Industry Co. (Foxconn) under which the Company provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to the Company’s customers. The required lead-time for placing orders with both Solectron and Foxconn depends on the specific product. As of October 25, 2003, the Company’s aggregate commitment to Solectron and Foxconn for inventory components

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used in the manufacture of Brocade products was $36.9 million, net of purchase commitment reserves of $4.3 million, which the Company expects to utilize during future normal ongoing operations. The Company’s purchase orders placed with Solectron and Foxconn are cancelable, however if cancelled, the agreement with Solectron requires the Company to purchase from Solectron certain inventory components not returnable, usable by, or sold to other Solectron customers within 365 days.

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

      On May 23, 2003, a suit captioned Vixel Corporation v. Brocade Communications Systems, Inc. was filed in the United States District Court for the Northern District of California. The complaint alleges that Brocade products infringe United States Patents Nos. 6,118,776; 6,470,007; and 6,185,203 relating to switching and Fibre Channel technologies. The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patents in the future. A case management conference is scheduled for February 20, 2004. The Company believes that it has meritorious defenses to the claims and intends to defend the action vigorously. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business or financial position and results of operations.

      On January 10, 2003, a suit captioned Raytheon Company v. Brocade Communications Systems, Inc. et al. was filed against Brocade and various other companies in the United States District Court for the Eastern District of Texas. The complaint alleges that Brocade products infringe United States Patent No. 5,412,791, entitled “Mass Data Storage Library.” On February 6, 2003, Raytheon filed an amended complaint stating their original claim with more particularity. The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patent in the future. On May 9, 2003, the Company filed an answer and counterclaims, asserting, among other things, invalidity of all of Raytheon’s claims. On October 14, 2003, the Court dismissed with prejudice all claims against Brocade.

      On February 14, 2002, a suit captioned McDATA Corp. v. Brocade Communications Systems, Inc. was filed against the Company in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fibre Channel Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe United States Patent No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin the Company from infringing the patent in the future. On March 4, 2002, McDATA Corporation (McDATA) filed an amended complaint in which it additionally alleged that the Brocade SilkWorm 3200 Entry Fabric Switch infringed this patent. In connection with this suit, on March 4, 2002, McDATA filed a motion for a preliminary injunction against the Company with regard to the patent. On April 8, 2002, the Company filed an answer and counterclaims asserting, among other things, no infringement, and that the patent is invalid, unenforceable and covered by an existing covenant not to sue between the parties. A hearing on McDATA’s motion for preliminary injunction was held during the week of July 15, 2002. In an order dated December 6, 2002, the Court denied McDATA’s motion for a preliminary injunction. On December 23, 2002, McDATA filed a demand for arbitration to move this matter from the United States District Court for the District of Colorado to arbitration. The matter was referred to arbitration. The arbitration has been scheduled for the week of March 29, 2004. The Company believes that it has meritorious defenses to the claims and intends to defend the action vigorously. The Company believes that

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the ultimate disposition of this matter will not have a material adverse effect on its business or financial position and results of operations.

      On July 20, 2001, the first of a number of putative class actions for violation of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and certain of the underwriters for the Company’s initial public offering. Those cases were consolidated under the caption Chae v. Brocade Communications Systems, Inc. et al. The complaints generally alleged that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering of securities. On March 1, 2002, the Court entered an order dismissing without prejudice all claims against the Company and its officers and directors named in the consolidated proceeding. On April 19, 2002, a consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation was filed which makes claims against the Brocade parties that are substantially similar to those alleged in the earlier case. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against the Brocade parties is one of a number of cases challenging underwriter practices in the initial public offerings of more than 300 cases. All of the cases have been coordinated for pretrial proceedings as In Re Initial Public Offering Securities Litigation, 21 MC 92(SAS). In October 2002, the individual defendants were dismissed without prejudice from the action, pursuant to a tolling agreement. On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against the Company.

10.     Stockholders’ Equity

Stock Option Exchange Program

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

      In accordance with the Exchange Program, on January 9, 2003, the Company cancelled 58.7 million outstanding stock options and issued promises to grant new stock options to participating employees. On July 10, 2003, the first business day that was six months and one day after the cancellation of the exchanged options, the Company granted to participating employees 26.6 million new stock options at an exercise price of $6.54 per share. The exercise price per share of the new stock options was equal to the fair market value of the Company’s common stock at the close of regular trading on July 10, 2003. The 26.6 million new stock options represent approximately 10 percent of the Company’s total shares of common stock outstanding as of October 25, 2003, and could have a dilutive effect on the Company’s future earnings per share to the extent that the future market price of the Company’s common stock exceeds $6.54 per share. No financial or accounting effect to the Company’s financial position, results of operations, or cash flows for the year ended October 25, 2003 was associated with this transaction.

Stockholder Rights Plan

      On February 5, 2002, the Company’s Board of Directors adopted a stockholder rights plan. Under the plan, the Company declared and paid a dividend of one right for each share of common stock held by stockholders of record as of the close of business on February 19, 2002. Each right initially entitles

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Employee Stock Purchase Plan

      In March 1999, the Board of Directors approved the adoption of the Company’s 1999 Employee Stock Purchase Plan (the Purchase Plan), and the Company’s shareholders approved the Purchase Plan in April 1999. The Purchase Plan permits eligible employees to purchase shares of the Company’s common stock through payroll deductions at 85 percent of the fair market value at certain plan-defined dates. The maximum number of shares of the Company’s common stock available for sale under the Purchase Plan is 1.6 million shares, plus an annual increase to be added on the first day of the Company’s fiscal year, equal to the lesser of 20.0 million shares, or 2.5 percent of the outstanding shares of common stock at such date. Accordingly, on October 26, 2003 and October 27, 2002, 6.4 million and 5.9 million additional shares, respectively, were made available for issuance under the Purchase Plan. During the years ended October 25, 2003, October 26, 2002, and October 27, 2001, the Company issued 2.4 million shares, 0.6 million shares, and 0.2 million shares, respectively, under the Purchase Plan. At October 25, 2003, 20.4 million shares were available for future issuance under the Purchase Plan.

Deferred Stock Compensation

      In connection with the grant of certain stock options to employees during the year ended October 31, 1999, the Company recorded deferred stock compensation of $5.1 million, representing the difference between the deemed fair value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. In the second quarter of fiscal 2003, the Company recorded $1.7 million of deferred stock compensation in connection with its acquisition of Rhapsody. The $1.7 million of deferred stock compensation represented the intrinsic value of unvested restricted common stock and assumed stock options, and is being amortized over the respective remaining service periods on a straight-line basis (see Note 3 “Acquisition of Rhapsody Networks, Inc.” of the Notes to Consolidated Financial Statements). Deferred stock compensation is presented as a reduction of stockholders’ equity and amortized ratably over the vesting period of the applicable options. Accordingly, the Company recorded $0.6 million, $1.0 million, and $1.1 million, as amortization of deferred stock compensation during the years ended October 25, 2003, October 26, 2002, and October 27, 2001, respectively. Deferred stock compensation is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder’s services. No deferred stock compensation related to any other periods presented has been recorded. At October 25, 2003, unamortized deferred stock compensation was $872,000.

1999 Director Option Plan

      In March 1999, the Board of Directors approved the 1999 Director Option Plan (the Director Plan) and the Company’s shareholders approved the Director Plan in April 1999. The Director Plan provides for the grant of common stock to Directors of the Company. At October 25, 2003, the Company had reserved 1.5 million shares of authorized but unissued shares of common stock for future issuance under the Director Plan. Of this amount, 0.7 million shares were outstanding, and 0.8 million shares were available for future grants.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999 Stock Plan

      In March 1999, the Board of Directors approved the Company’s 1999 Stock Plan (the 1999 Plan) and the Company’s shareholders approved the 1999 Plan in April 1999. The 1999 Plan provides for the grant of incentive stock options and/or nonstatutory stock options to employees. Per the terms of the 1999 Plan, the maximum number of shares of the Company’s common stock available for sale under the 1999 Plan is 105.9 million shares, plus an annual increase to be added on the first day of the Company’s fiscal year, equal to the lesser of 40.0 million shares, or 5.0 percent of the outstanding shares of common stock at such date. Accordingly, on October 26, 2003 and October 27, 2002, 12.9 million and 11.7 million additional shares, respectively, were made available for grant under the 1999 Plan. At October 25, 2003, the Company had reserved 51.5 million shares of authorized but unissued shares of common stock for future issuance under the 1999 Plan. Of this amount, 26.1 million shares were outstanding, and 25.5 million shares were available for future grants.

1999 Nonstatutory Stock Option Plan

      In September 1999, the Board of Directors approved the Company’s 1999 Nonstatutory Stock Option Plan (the NSO Plan). The NSO Plan provides for the grant of nonstatutory stock options to employees and consultants. A total of 51.4 million shares of common stock have been reserved for issuance under the NSO Plan. At October 25, 2003, the Company had reserved approximately 47.0 million shares of authorized but unissued shares of common stock for future issuance under the NSO Plan. Of this amount, 19.5 million shares were outstanding, and 27.5 million shares were available for future grants. During the year ended October 25, 2003, the Company granted 18.5 million shares under the NSO Plan. No stock options were granted under the NSO Plan during fiscal year 2002.

Rhapsody Stock Option Plan

      In January 2003, in connection with the Rhapsody acquisition, the Company assumed the Rhapsody’s Stock Option Plan (the Rhapsody Plan). The Rhapsody Plan provides for the grant of incentive stock options and/or nonstatutory stock options to employees and consultants. A total of 0.3 million shares of common stock have been reserved for issuance under the Rhapsody Plan. At October 25, 2003, the Company had reserved approximately 0.3 million shares of authorized but unissued shares of common stock for future issuance under the Rhapsody Plan. Of this amount, 0.3 million shares were outstanding, and no shares were available for future grants. The Company does not plan to grant new stock option shares to its employees or consultant under the Rhapsody Plan.

Stock Options

      The Company, under the various stock option plans (the Plans) discussed above, grants stock options for shares of common stock to employees and directors. In accordance with the Plans, the stated exercise price for non-qualified stock options shall not be less than 85 percent of the estimated fair market value of common stock on the date of grant. Incentive stock options may not be granted at less than 100 percent of the estimated fair market value of the common stock, and stock options granted to a person owning more than 10 percent of the combined voting power of all classes of stock of the Company must be issued at 110 percent of the fair market value of the stock on the date of grant. The Plans provide that the options shall be exercisable over a period not to exceed ten years. The majority of options granted under the Plans vest over a period of four years. Certain options granted under the Plans vest over shorter periods. At October 25, 2003, the Company had cumulatively reserved 100.4 million shares of authorized but unissued shares of common stock for future issuance under the Plans. Of this amount, 46.6 million shares were outstanding, and 53.8 million shares were available for future grants.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes stock option plan activity under all of the Plans (in thousands except per share amounts):

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	October 25, 2003		October 26, 2002		October 27, 2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	78,982	$34.71	80,721	$35.43	44,871	$33.24
Granted	42,272	$6.04	9,487	$16.81	49,835	$34.15
Exercised	(1,113)	$0.61	(4,406)	$9.03	(7,179)	$10.32
Cancelled	(73,550)	$35.82	(6,820)	$34.84	(6,806)	$36.90

Outstanding at end of year	46,591	$7.70	78,982	$34.71	80,721	$35.43

Exercisable at end of year	19,475	$8.33	27,770	$35.02	14,837	$33.23

      The following table summarizes information about stock options outstanding and exercisable at October 25, 2003 (in thousands except number of years and per share amounts):

Options Outstanding				Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Prices	Number	Years	Exercise Price	Number	Exercise Price

$ 0.04 – $ 5.94	17,060	7.42	$4.70	2,959	$2.18
$ 6.01 – $ 7.38	26,150	9.70	$6.54	14,540	$6.54
$12.27 – $ 25.34	2,269	7.23	$16.37	1,371	$15.13
$28.11 – $ 45.53	401	6.47	$36.04	192	$37.68
$62.00 – $104.94	711	6.90	$78.41	413	$79.28

$ 0.04 – $104.94	46,591	8.67	$7.70	19,475	$8.33

      At October 25, 2003, 0.6 million shares of common stock issued upon exercise of stock options with a weighted-average exercise price of $0.63 per share were subject to repurchase by the Company. The was no dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, for the year ended October 25, 2003, as the Company had a net loss. The dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, for the years ended October 26, 2002 and October 27, 2001, were 9.9 million shares and 16.4 million shares, respectively.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Compensation Plan Information

      The following table summarizes information, as of October 25, 2003, with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans (in thousands except per share amounts):

	A		C
		B	Number of Securities
		Weighted	Remaining Available
	Number of	Average	for Future Issuance
	Securities to be	Exercise	Under Equity
	Issued upon	Price of	Compensation Plans
	Exercise of	Outstanding	(Excluding Securities
Plan Category	Outstanding Options	Options	Reflected in Column A)

Equity compensation plans approved by shareholders(1)	27,392 (3)	$6.73	25,967 (4)
Equity compensation plans not approved by shareholders(2)	19,199 (5)	$9.08	27,799

Total	46,591	$7.70	53,766

(1)	Consists of the Purchase Plan, the Director Plan, the 1999 Plan and the Rhapsody Plan.

(2)	Consists solely of the NSO Plan.

(3)	Excludes purchase rights accruing under the Purchase Plan. As of October 25, 2003, the Purchase Plan had a shareholder-approved reserve of 24.1 million shares, of which 20.4 million shares were available for future issuance.

(4)	Consists of shares available for future issuance under the Purchase Plan, the Director Plan, the 1999 Plan, and the Rhapsody Plan.

(5)	Consists of 17.6 million shares granted on July 10, 2003 related to the stock option Exchange Program and 1.6 million shares granted prior to year ended October 25, 2003.

Employee 401(k) Plan

      The Company sponsors the Brocade Communications Systems, Inc. 401(k) Plan (the Plan), which qualifies under Section 401(k) of the Internal Revenue Code and is designed to provide retirement benefits for its eligible employees through tax deferred salary deductions.

      Through December 31, 2001, employees could contribute from 1 percent to 20 percent of their eligible compensation to the Plan. Effective January 1, 2002, the employee contribution limit was increased to 60 percent of eligible compensation. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of $1,500 per year per person. All matching contributions vest immediately. The Company’s matching contributions to the Plan totaled $1.5 million, $1.5 million, and $1.4 million for the years ended October 25, 2003, October 26, 2002, and October 27, 2001, respectively.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Income Taxes

      Income (loss) before provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended

	October 25,	October 26,	October 27,
	2003	2002	2001

United States	$(136,231)	$62,162	$(20,933)
International	2,596	21,989	38,735

Total	$(133,635)	$84,151	$17,802

      The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended

	October 25,	October 26,	October 27,
	2003	2002	2001

Federal:
Current	$1,843	$16,682	$27,141
Deferred	(6,187)	(157)	(19,626)

	(4,344)	16,525	7,515

State:
Current	279	2,829	8,706
Deferred	(3,556)	(968)	(4,966)

	(3,277)	1,861	3,740

Foreign:
Current	10,226	6,019	3,699
Deferred	—	—	—

	10,226	6,019	3,699

Total	$2,605	$24,405	$14,954

      The difference between the United States federal statutory rate and the Company’s income tax provision for financial statement purposes consisted of the following:

	Fiscal Year Ended

	October 25,	October 26,	October 27,
	2003	2002	2001

Provision for (benefit from) income taxes at statutory rate	(35.0)%	35.0%	35.0%
State taxes, net of federal tax benefit	(2.5)	3.0	6.1
R&D tax credit	(1.0)	(4.0)	(4.2)
Increase (decrease) in valuation allowance/ investment losses	(1.5)	(3.1)	61.0
Foreign income taxed at other than U.S. rates	6.0	(2.1)	(17.9)
In-process research and development	35.3	—	—
Other, net	0.7	0.2	4.0

Provision for income taxes	2.0%	29.0%	84.0%

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      United States income taxes were not provided for undistributed earnings of certain non-United States subsidiaries taxed at rates lower than United States rates. As of October 25, 2003, the Company had unrecognized deferred tax liabilities of approximately $14.6 million related to approximately $59.9 million of cumulative net undistributed earnings of foreign subsidiaries. The Company intends to utilize these earnings through expansion of its business operations outside the United States for an indefinite period of time.

      The components of net deferred tax assets are as follows (in thousands):

	October 25,	October 26,
	2003	2002

Net operating loss carryforwards	$176,635	$174,422
Tax credit carryforwards	53,769	42,261
Reserves and accruals	29,593	32,387
Capitalized research expenditures	26,968	8,404
Net unrealized losses on investments	832	3,544
Other	109	166

Total	287,906	261,184
Less: Valuation allowance	(27,134)	(10,888)

Net deferred tax assets	$260,772	$250,296

      The valuation allowance balance at October 25, 2003 increased by $16.2 million primarily due to the fact that the Company has provided a valuation allowance of $15.9 million against the net operating loss and tax credit carryforwards related to the Rhapsody acquisition because these carryforwards may be subject to certain limitations when utilized. Additionally, the Company has also provided a valuation allowance of $3.8 million against the deferred tax assets related to net operating losses and tax credits resulting from employee stock options. The valuation allowance on the latter will be reduced if the Company is able to utilize such net operating loss and tax credit carryforwards on its tax return, resulting in a lower tax liability. The tax benefit of these credits and loss carryforwards from the employee stock options will be accounted for as a credit to the shareholders’ equity rather than a reduction of income tax expense. The increases in the valuation allowance balance at October 25, 2003 was offset by a decrease of $3.5 million in the valuation allowance related to unbenefitted investment losses, which were initially recorded during the year ended October 27, 2001, due to the write-off of certain investments. Management believes that it is more likely than not that the remaining net deferred tax assets will be realized through future profitable operations.

      As of October 25, 2003, the Company had federal net operating loss carryforwards of $475.3 million and state net operating loss carryforwards of $228.0 million. Additionally, the Company had $30.0 million of federal tax credits and $36.6 million of state tax credits. The federal net operating loss and other tax credit carryforwards expire on various dates between 2016 through 2023. The state net operating loss carryforwards expire on various dates between 2004 through 2023. Among the net operating and other tax credit carryforwards, $31.2 million of federal net operating losses, $28.4 million of state net operating losses, $1.9 million of federal tax credit, and $2.3 million of state tax credits are attributable to the Rhapsody pre-acquisition years, which maybe subject to certain limitations upon utilization. Under the current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by statute or upon the occurrence of certain events, including significant changes in ownership interests.

      For the year ended October 26, 2002, the Company’s income taxes payable for federal, state, and foreign purposes have been reduced, and the deferred tax assets increased by the tax benefits associated with employee stock options. The benefits were credited directly to stockholders’ equity and amounted to $33.0 million. Benefits reducing taxes payable amounted to $14.8 million, and benefits increasing gross deferred tax assets amounted to $18.2 million for the year ended October 26, 2002.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Segment Information

      The Company is organized and operates as one operating segment: the design, development, manufacturing, marketing and selling of infrastructure for storage area networks (SANs). The Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM), as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The CODM allocates resources and assesses the performance of the Company based on consolidated revenues and overall profitability.

      Revenues are attributed to geographic areas based on the location of the customer to which products are shipped. Domestic revenues include sales to certain OEM customers who take possession of Brocade products domestically and then distribute those products to their international customers. Domestic and international revenues were 67 percent and 33 percent of total revenues, respectively, for the year ended October 25, 2003, 70 percent and 30 percent of total revenues, respectively, for the year ended October 26, 2002, and 71 percent and 29 percent for the year ended October 27, 2001, respectively. To date, service revenue has not exceeded 10 percent of total revenues.

      For the year ended October 25, 2003, three customers accounted for 30 percent, 20 percent, and 17 percent of total revenues, respectively. For the year ended October 26, 2002, the same three customers accounted for 29 percent, 19 percent, and 14 percent of total revenues, respectively. For the year ended October 27, 2001, three customers accounted for 26 percent, 20 percent, and 10 percent of total revenues, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company’s financial condition or results of operations.

      Geographic information for the years ended October 25, 2003, October 26, 2002, and October 27, 2001 are presented below (in thousands). Identifiable assets located in foreign countries were not material at October 25, 2003, October 26, 2002, or October 27, 2001.

	Fiscal Year Ended

	October 25,	October 26,	October 27,
	2003	2002	2001

Net Revenues:
North America (principally the United States)	$351,576	$394,339	$364,270
Europe, the Middle East, and Africa	134,669	132,445	117,896
Asia Pacific	39,032	35,585	30,864

Total	$525,277	$562,369	$513,030

13.     Interest and Other Income, net

      Interest and other income, net consisted of the following (in thousands):

	Fiscal Year Ended

	October 25,	October 26,	October 27,
	2003	2002	2001

Interest income	$19,099	$23,230	$10,201
Other income (expense), net	(675)	(562)	(1,994)

Total	$18,424	$22,668	$8,207

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Gain (Loss) on Investments, net

      Gain (loss) on investments for the year ended October 25, 2003, consisted of a gain on the disposition of private strategic investments of $3.1 million, and a gain of $2.7 million that resulted from the acquisition of a non-publicly traded company in which the Company had a minority equity investment, offset by an impairment charge of $2.2 million that resulted from an other-than-temporary decline in the estimated fair value of a minority equity investment in a different non-publicly traded company. Gain (loss) on investments for the year ended October 26, 2002, consisted of gross realized gains on sales of investments in debt securities issued by United States government agencies of $7.1 million. Gain (loss) on investments for the year ended October 27, 2001, consisted of impairment losses on minority equity investments in non-publicly traded companies of $24.2 million, partially offset by gross realized gains on sales of marketable equity securities of $8.1 million.

      In the past, the Company has made certain minority equity investments in non-publicly traded companies that develop technology or provide services that are complementary to or broaden the markets for its products, and to promote its business and strategic objectives. During the year ended October 27, 2001, the Company made minority equity investments in non-publicly traded companies of $23.6 million. The investments were made primarily in companies in the storage networking, Internet infrastructure, fabless semiconductor, networking services, and managed storage service provider industries. These companies were development stage companies with significant risks.

      During the year ended October 27, 2001, the industries in which these companies compete experienced considerable market declines associated with a depressed macroeconomic environment. Many of these companies had spent the majority of their funding on operating activities and/or lost key business partners due to bankruptcy, and the Company determined that the carrying value of its investments were impaired. Based upon the then current market conditions and substantial doubt about these companies’ ability to raise additional funding, achieve positive cash flow, and achieve projected revenues, the Company concluded the impairments were other-than-temporary and recorded impairment charges of $24.2 million. The impairment charges reduced the carrying value of the Company’s investments to the estimated fair value. No impairment charges were recorded during the year ended October 26, 2002. During the year ended October 25, 2003, the Company recorded impairment charges of $2.2 million that resulted from other-than-temporary declines in the estimated fair value of its remaining minority equity investments in non-publicly traded companies. The carrying value of the Company’s minority equity investments in non-publicly traded companies at October 25, 2003 and October 26, 2002 was zero and $2.2 million, respectively.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Net Income (Loss) per Share

      The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Fiscal Year Ended

	October 25,	October 26,	October 27,
	2003	2002	2001

Net income (loss)	$(136,240)	$59,746	$2,848

Basic and diluted net income (loss) per share:
Weighted-average shares of common stock outstanding	251,275	233,048	226,798
Less: Weighted-average shares of common stock subject to repurchase	(665)	(1,457)	(5,747)

Weighted-average shares used in computing basic net income (loss) per share	250,610	231,591	221,051
Dilutive potential common shares	—	11,371	22,111

Weighted-average shares used in computing diluted net income per share	250,610	242,962	243,162

Basic net income (loss) per share	$(0.54)	$0.26	$0.01

Diluted net income (loss) per share	$(0.54)	$0.25	$0.01

      For the year ended October 25, 2003, stock option outstanding of 46.6 million shares were antidilutive as the Company had a net loss and, therefore, not included in the computation of diluted earnings per share. For the years ended October 26, 2002 and October 27, 2001, potential common shares in the form of stock options to purchase 51.8 million and 24.1 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share. In addition, for the years ended October 25, 2003 and October 26, 2002, potential common shares resulting from the potential conversion of the Company’s convertible subordinated debt of 10.7 million weighted-average common shares were antidilutive and, therefore, not included in the computation of diluted earnings per share.

16.     Related Party Transactions

      Larry W. Sonsini, a director of Brocade, serves as a member and Chairman and CEO of Wilson Sonsini Goodrich & Rosati, Professional Corporation (WSGR), the Company’s principal outside legal counsel. Aggregate fees billed to the Company by WSGR for legal services rendered, including general corporate counseling, litigation services, merger and acquisition related services, and services related to the Company’s convertible debt offering, during the years ended October 25, 2003, October 26, 2002, and October 27, 2001, were $1.2 million, $4.9 million, and $0.6 million, respectively. The Company believes that the services rendered to the Company by WSGR were on terms no more favorable than those with unrelated parties.

      Mark Leslie was a director of Brocade until May 2002 and served on the Board of Directors of VERITAS Software (Veritas), a company with whom Brocade does business. During the years ended October 26, 2002 and October 27, 2001, total revenues from sales to Veritas were $2.5 million and $2.4 million, respectively. The Company believes that sales to Veritas were on terms no more favorable than those with unrelated parties.

      During the normal course of business the Company purchases certain equipment from vendors who are also its customers and with whom the Company has contractual arrangements. The equipment purchase by the Company is primarily used for testing purposes in its development labs or otherwise consumed internally.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes that all such transactions are on an arms-length basis and subject to terms no more favorable than those with unrelated parties.

17.     Subsequent Event

      On November 18, 2003, the Company purchased a building located at its San Jose headquarters for $106.8 million in cash plus transaction costs. The 194,000 square foot facility, which houses a portion of the Company’s engineering organization and development, test and interoperability laboratories, was previously leased. As a result of the building purchase, during the first quarter of fiscal 2004, the Company will record adjustments to the previously recorded facilities lease loss reserve and expects to record a charge ranging from $75.0 million to $85.0 million primarily related to lease termination, facilities consolidation and other associated costs. In addition, the Company issued a $1.0 million guarantee as part of the purchase agreements, and cancelled an irrevocable letter of credit of $10.4 million, which was previously issued as security for the building lease.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On June 18, 2002, Brocade Communications Systems, Inc. (the Company) dismissed its independent accountants, Arthur Andersen LLP (AA), and on June 18, 2002 engaged the services of KPMG LLP (KPMG) as its new independent accountants for its fiscal year, ending October 26, 2002. The Audit Committee of the Company’s Board of Directors (the Board) recommended, and the Board approved, the dismissal of AA and the appointment of KPMG.

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

Item 9A.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures: Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      (b) Changes in internal control over financial reporting: There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14.	Principal Accountant Fees and Services

      The information required by this section is incorporated by reference from the information in the section entitled “Ratification of Appointment of Independent Auditors” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Form 10-K

      (1) Financial Statements:

Reference is made to the Index to Consolidated Financial Statements of Brocade Communications Systems, Inc. under Item 8 in Part II of this Form 10-K.

      (2) Financial Statement Schedules:

The following financial statement schedule of Brocade Communications Systems, Inc. for the years ended October 25, 2003, October 26, 2002, and October 27, 2001, is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Brocade Communications Systems, Inc.

Schedule II — Valuation and Qualifying Accounts Page 80

      (3) Exhibits:

Item 601 of Regulation S-K requires the exhibits listed below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

      (b) Reports on Form 8-K

      We filed a current report on Form 8-K on August 13, 2003, to furnish as exhibits a press release announcing our financial results for the third quarter ended July 26, 2003 under Items 7 and 12 thereof.

Exhibit
Number	Description of Document

2.1(14)	Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated November 5, 2002.
2.2(14)	First Amendment to Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated January 5, 2003.
3.1(8)	Amended and Restated Certificate of Incorporation.
3.2(1)	Bylaws of the Registrant.
3.3(10)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc.
4.1(1)	Form of Registrant’s Common Stock certificate.
4.2(10)	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A.
4.3(9)	Indenture, dated as of December 21, 2001, between Brocade and State Street Bank and Trust Company of California, N.A.
4.4(9)	Form of Note (included in Exhibit 4.3).
4.5(9)	Registration Rights Agreement, dated as of December 21, 2001, by and among Brocade and Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc. and Merrill Lynch Pierce Fenner and Smith Incorporated.
10.1(1)	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers.
10.2(1)*	1995 Equity Incentive Plan and forms of agreements thereunder.
10.3(1)*	1998 Equity Incentive Plan and forms of agreements thereunder.
10.4(1)*	1998 Executive Equity Incentive Plan and forms of agreements thereunder.
10.5(7)*	Amended and Restated 1999 Director Option Plan as of April 17, 2001, and form of agreement thereunder.
10.6(2)*	1999 Employee Stock Purchase Plan.
10.7(2)*	1999 Stock Plan and forms of agreements thereunder.
10.8(13)*	1999 Nonstatutory Stock Option Plan and forms of agreements thereunder, as amended.
10.9(1)	Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade dated September 5, 1996.
10.10(1)#	Acknowledgement between Wind River Systems, Inc. and Brocade dated April 22, 1999.
10.11(1)*	Letter Agreement with Michael J. Byrd dated April 5, 1999.
10.12(3)#	Manufacturing Agreement between Solectron California Corporation and Brocade dated July 30, 1999.
10.13(3)	Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999.
10.14(5)	First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000.
10.15(5)	Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000.
10.16(4)	Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2000.
10.17(5)	First Amendment to Credit Agreement between Comerica Bank-California and Brocade dated March 21, 2000.
10.18(5)	Second Amendment to Credit Agreement between Comerica Bank-California and Brocade dated September 20, 2000.
10.19(5)	Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000.
10.20(5)#	Purchase Agreement between Compaq Computer Corporation and Brocade dated February 1, 2000.
10.21(5)*	Promissory Note between David A. Smith and Brocade dated April 27, 2000.
10.22(5)#	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000 (EMC Purchase Agreement).

Exhibit
Number	Description of Document

10.23(8)#	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000.
10.24(14)	Extension Agreement between EMC Corporation and Brocade dated November 13, 2002.
10.25(8)#	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999.
10.26(8)	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade.
10.27(8)#	Statement of Work #1 between International Business Machines Corporation and Brocade.
10.28(8)#	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade.
10.29(8)#	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade.
10.30(8)#	Statement of Work #2 between International Business Machines Corporation and Brocade.
10.31(6)	Third Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 22, 2001.
10.32(6)	Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000.
10.33(11)#	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.34(11)#	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.35(12)+	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.36(14)#	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.37(14)#	Amendment No. 9 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.38(11)#	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.
10.39(11)	Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.
10.40(12)+	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement).
10.41(12)+	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001.
10.42(12)	Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002.
10.43(12)+	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement).
10.44(12)+	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001.
10.45(12)+	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001.
10.46(12)+	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002.
10.47(12)+	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002.
10.48(14)#	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002.

Exhibit
Number	Description of Document

10.49(15)+	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPT Manufacturing and Purchase Agreement).
10.50(15)	Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003.
10.51(15)+	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003.
10.52(15)+	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement).
10.53(15)	Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003.
10.54(15)+	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003.
10.55(15)+	Amendment No. 2 to EMC Purchase Agreement between Brocade and EMC dated February 18, 2003.
10.56+	Amendment No. 3 to EMC Purchase Agreement between Brocade and EMC dated July 30, 2003
10.57+	Amendment # 12 to Statement of Work #1 between International Business Machines Corporation and Brocade
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.
16.1(12)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 20, 2002.
21.1	Subsidiaries of Registrant.
23.1	Consent of KPMG LLP.
24.1	Power of attorney (see signature page).
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(2)	Incorporated by reference from Brocade’s Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000.

(3)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended.

(4)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000.

(5)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

(6)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001.

(7)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2001.

(8)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001.

(9)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002.

(10)	Incorporated by reference from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002.

(11)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002.

(12)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002.

(13)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002.

(14)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2003.

(15)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended October 25, 2003, October 26, 2002, and October 27, 2001

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Expenses/		End of
Description	Period	Revenues	Deductions	Period

	(In thousands)
Allowance for doubtful accounts:
2003	$1,927	$(491)	$(797)	$639
2002	$1,768	$650	$(491)	$1,927
2001	$1,353	$619	$(204)	$1,768
Sales returns and allowances:
2003	$1,836	$3,628	$(1,923)	$3,541
2002	$1,257	$1,358	$(779)	$1,836
2001	$1,629	$268	$(280)	$1,617

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROCADE COMMUNICATIONS SYSTEMS, INC.

By:	/s/ GREGORY L. REYES

Gregory L. Reyes
Chairman of the Board and Chief Executive Officer

January 20, 2004

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GREGORY L. REYES Gregory L. Reyes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	January 20, 2004

/s/ ANTONIO CANOVA Antonio Canova	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	January 20, 2004

/s/ NEAL DEMPSEY Neal Dempsey	Director	January 20, 2004

/s/ SETH D. NEIMAN Seth D. Neiman	Director	January 20, 2004

/s/ CHRISTOPHER B. PAISLEY Christopher B. Paisley	Director	January 20, 2004

/s/ LARRY W. SONSINI Larry W. Sonsini	Director	January 20, 2004

/s/ NICHOLAS G. MOORE Nicholas G. Moore	Director	January 20, 2004

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1(14)	Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated November 5, 2002.
2.2(14)	First Amendment to Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated January 5, 2003.
3.1(8)	Amended and Restated Certificate of Incorporation.
3.2(1)	Bylaws of the Registrant.
3.3(10)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc.
4.1(1)	Form of Registrant’s Common Stock certificate.
4.2(10)	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A.
4.3(9)	Indenture, dated as of December 21, 2001, between Brocade and State Street Bank and Trust Company of California, N.A.
4.4(9)	Form of Note (included in Exhibit 4.3).
4.5(9)	Registration Rights Agreement, dated as of December 21, 2001, by and among Brocade and Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc. and Merrill Lynch Pierce Fenner and Smith Incorporated.
10.1(1)	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers.
10.2(1)*	1995 Equity Incentive Plan and forms of agreements thereunder.
10.3(1)*	1998 Equity Incentive Plan and forms of agreements thereunder.
10.4(1)*	1998 Executive Equity Incentive Plan and forms of agreements thereunder.
10.5(7)*	Amended and Restated 1999 Director Option Plan as of April 17, 2001, and form of agreement thereunder.
10.6(2)*	1999 Employee Stock Purchase Plan.
10.7(2)*	1999 Stock Plan and forms of agreements thereunder.
10.8(13)*	1999 Nonstatutory Stock Option Plan and forms of agreements thereunder, as amended.
10.9(1)	Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade dated September 5, 1996.
10.10(1)#	Acknowledgement between Wind River Systems, Inc. and Brocade dated April 22, 1999.
10.11(1)*	Letter Agreement with Michael J. Byrd dated April 5, 1999.
10.12(3)#	Manufacturing Agreement between Solectron California Corporation and Brocade dated July 30, 1999.
10.13(3)	Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999.
10.14(5)	First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000.
10.15(5)	Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000.
10.16(4)	Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2000.
10.17(5)	First Amendment to Credit Agreement between Comerica Bank-California and Brocade dated March 21, 2000.
10.18(5)	Second Amendment to Credit Agreement between Comerica Bank-California and Brocade dated September 20, 2000.
10.19(5)	Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000.
10.20(5)#	Purchase Agreement between Compaq Computer Corporation and Brocade dated February 1, 2000.
10.21(5)*	Promissory Note between David A. Smith and Brocade dated April 27, 2000.

Exhibit
Number	Description of Document

10.22(5)#	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000 (EMC Purchase Agreement).
10.23(8)#	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000.
10.24(14)	Extension Agreement between EMC Corporation and Brocade dated November 13, 2002.
10.25(8)#	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999.
10.26(8)	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade.
10.27(8)#	Statement of Work #1 between International Business Machines Corporation and Brocade.
10.28(8)#	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade.
10.29(8)#	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade.
10.30(8)#	Statement of Work #2 between International Business Machines Corporation and Brocade.
10.31(6)	Third Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 22, 2001.
10.32(6)	Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000.
10.33(11)#	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.34(11)#	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.35(12)+	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.36(14)#	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.37(14)#	Amendment No. 9 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.
10.38(11)#	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.
10.39(11)	Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.
10.40(12)+	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement).
10.41(12)+	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001.
10.42(12)	Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002.
10.43(12)+	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement).
10.44(12)+	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001.
10.45(12)+	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001.
10.46(12)+	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002.
10.47(12)+	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002.

Exhibit
Number	Description of Document

10.48(14)#	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002.
10.49(15)+	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPT Manufacturing and Purchase Agreement).
10.50(15)	Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003.
10.51(15)+	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003.
10.52(15)+	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement).
10.53(15)	Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003.
10.54(15)+	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003.
10.55(15)+	Amendment No. 2 to EMC Purchase Agreement between Brocade and EMC dated February 18, 2003.
10.56+	Amendment No. 3 to EMC Purchase Agreement between Brocade and EMC dated July 30, 2003
10.57+	Amendment # 12 to Statement of Work #1 between International Business Machines Corporation and Brocade
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.
16.1(12)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 20, 2002.
21.1	Subsidiaries of Registrant.
23.1	Consent of KPMG LLP.
24.1	Power of attorney (see signature page).
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(2)	Incorporated by reference from Brocade’s Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000.

(3)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended.

(4)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000.

(5)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

(6)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001.

(7)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2001.

(8)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001.

(9)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002.

(10)	Incorporated by reference from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002.

(11)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002.

(12)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002.

(13)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002.

(14)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2003.

(15)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003.