Form 10-Q
period 2004-01-24
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2004-03-08
CIK 1009626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

          ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 24, 2004

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

Yes ☑ No ☐

The number of shares outstanding of the Registrant’s Common Stock on February 28, 2004 was 259,396,856; shares.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risks
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.55
EXHIBIT 10.56
EXHIBIT 10.58
EXHIBIT 10.59
EXHIBIT 10.60
EXHIBIT 10.61
EXHIBIT 10.62
EXHIBIT 10.63
EXHIBIT 10.64
EXHIBIT 10.65
EXHIBIT 10.66
EXHIBIT 10.67
EXHIBIT 10.68
EXHIBIT 10.69
EXHIBIT 10.70
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

BROCADE COMMUNICATIONS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED JANUARY 24, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	January 24,	January 25,
	2004	2003
Net revenues	$145,040	$123,116
Cost of revenues	65,435	57,023

Gross margin	79,605	66,093

Operating expenses:
Research and development	38,153	31,870
Sales and marketing	26,336	30,761
General and administrative	5,741	4,962
Amortization of deferred stock compensation	184	69
Restructuring costs	(368)	10,118
Lease termination charge and other, net	75,591	—

Total operating expenses	145,637	77,780

Loss from operations	(66,032)	(11,687)
Interest and other income, net	4,525	5,333
Interest expense	(2,670)	(3,350)
Gain on repurchases of convertible subordinated debt	521	—

Loss before benefit from income taxes	(63,656)	(9,704)
Income tax benefit	(26,897)	(2,814)

Net loss	$(36,759)	$(6,890)

Net loss per share – Basic and Diluted	$(0.14)	$(0.03)

Shares used in per share calculation – Basic and Diluted	257,796	234,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	January 24,	October 25,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$235,994	$360,012
Short-term investments	212,489	57,971

Total cash, cash equivalents and short-term investments	448,483	417,983
Accounts receivable, net of allowances for doubtful accounts of $3,795 and $4,180 at January 24, 2004 and October 25, 2003, respectively	77,961	74,935
Inventories, net	4,034	3,961
Deferred tax assets, net	27,238	29,569
Prepaid expenses and other current assets	14,339	14,593

Total current assets	572,055	541,041
Long-term investments	282,747	417,582
Property and equipment, net	151,411	124,274
Deferred tax assets, net	263,617	231,203
Convertible subordinated debt issuance costs	5,668	6,288
Other assets	3,256	3,558

Total assets	$1,278,754	$1,323,946

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,089	$42,942
Accrued employee compensation	26,456	30,546
Deferred revenue	22,062	19,892
Current liabilities associated with lease losses	6,087	7,759
Other accrued liabilities	65,358	64,963

Total current liabilities	156,052	166,102
Non-current liabilities associated with lease losses	20,584	16,518
Convertible subordinated debt	433,726	442,950
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value
5,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 259,034 and 257,641 shares at January 24, 2004 and October 25, 2003, respectively	259	258
Additional paid-in capital	731,762	725,253
Deferred stock compensation	(688)	(872)
Accumulated other comprehensive income	5,878	5,797
Accumulated deficit	(68,819)	(32,060)

Total stockholders’ equity	668,392	698,376

Total liabilities and stockholders’ equity	$1,278,754	$1,323,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	January 24,	January 25,
	2004	2003
Cash flows from operating activities:
Net loss	$(36,759)	$(6,890)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred taxes	(30,041)	—
Depreciation and amortization	12,689	11,196
Loss on disposal of property and equipment	471	389
Amortization of debt issuance costs	495	617
Net gains on investments and marketable equity securities	(202)	(374)
Gain on repurchases of convertible subordinated debt	(521)	—
Amortization of deferred stock compensation	184	69
Provision for doubtful accounts receivable and sales returns	797	—
Non-cash restructuring charges	(3,243)	2,719
Changes in operating assets and liabilities:
Accounts receivable	(3,823)	25,773
Inventories	(73)	(70)
Prepaid expenses and other assets	926	87
Accounts payable	2,172	(11,054)
Accrued employee compensation	(4,090)	(1,798)
Deferred revenue	2,170	(4,423)
Other accrued liabilities	4,723	(5,147)
Liabilities associated with lease losses	(1,475)	(2,461)

Net cash provided by (used in) operating activities	(55,600)	8,633

Cash flows from investing activities:
Purchases of property and equipment	(36,171)	(8,147)
Purchases of short-term investments	(11,045)	(39,714)
Proceeds from maturities of short-term investments	49,227	—
Purchases of long-term investments	(91,551)	(60,755)
Proceeds from maturities of long-term investments	32,078	—

Net cash used in investing activities	(57,462)	(108,616)

Cash flows from financing activities:
Purchases of convertible subordinated debt	(8,580)	—
Settlement of repurchase obligation	(9,029)	—
Proceeds from issuance of common stock, net	6,510	3,395

Net cash provided by (used in) financing activities	(11,099)	3,395

Effect of exchange rate fluctuations on cash and cash equivalents	143	160

Net decrease in cash and cash equivalents	(124,018)	(96,428)
Cash and cash equivalents, beginning of period	360,012	516,535

Cash and cash equivalents, end of period	$235,994	$420,107

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

2. Summary of Significant Accounting Policies

Fiscal Year

     The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in October. Fiscal year 2004 is a 53-week fiscal year and fiscal year 2003 was a 52-week fiscal year. The second quarter of fiscal year 2004 will consist of 14 weeks, which is one week more than a typical quarter.

Basis of Presentation

     The accompanying financial data as of January 24, 2004, and for the three months ended January 24, 2004 and January 25, 2003, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The October 25, 2003 Condensed Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2003.

     In the opinion of management, all adjustments (which include only normal recurring adjustments, except as otherwise indicated) necessary to present a fair statement of financial position as of January 24, 2004, results of operations for the three months ended January 24, 2004 and January 25, 2003, and cash flows for the three months ended January 24, 2004 and January 25, 2003, have been made. The results of operations for the three months ended January 24, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Investments and Equity Securities

     Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Investment securities with original or remaining maturities of one year or more are considered long-term investments. Short-term and long-term investments consist of debt securities issued by United States government agencies, municipal government obligations, and corporate bonds and notes. Short-term and long-term investments are maintained at three major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Condensed Consolidated Balance Sheets at fair value. Fair value is determined using quoted market prices for those securities. Unrealized holding gains and losses are included as a separate component of accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheets, net of any related tax effect. Realized gains and losses are calculated based on the specific identification method and are included in interest and other income, net on the Condensed Consolidated Statements of Operations.

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

Concentrations

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments, and accounts receivable. Cash, cash equivalents, and short-term and long-term investments are primarily maintained at five major financial institutions in the United States. Deposits held with banks may be redeemed upon demand and may exceed the amount of insurance provided on such deposits. The Company principally invests in United States government agency debt securities municipal government obligations, and corporate bonds and notes, and limits the amount of credit exposure to any one entity.

     A majority of the Company’s trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of January 24, 2004 and October 25, 2003, 78 percent and 77 percent, respectively, of accounts receivable were concentrated with five customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses and sales returns, and other allowances. The Company has not experienced material credit losses in any of the periods presented.

     For the three months ended January 24, 2004 and January 25, 2003, three customers and four customers, respectively, each represented greater than ten percent of the Company’s total revenues for combined totals of 69 percent and 76 percent of total revenues, respectively. The level of sales to any one of these customers may vary, and the loss of, or a decrease in the level of sales to, any one of these customers, could seriously harm the Company’s financial condition and results of operations.

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

     The Company’s business is concentrated in the SAN industry, which has been impacted by unfavorable economic conditions and reduced information technology (IT) spending rates. Accordingly, the Company’s future success depends upon the buying patterns of customers in the SAN industry, their response to current and future IT investment trends, and the continued demand by such customers for the Company’s products. The Company’s continued success will depend upon its ability to enhance its existing products and to develop and introduce, on a timely basis, new cost-effective products and features that keep pace with technological developments and emerging industry standards.

Revenue Recognition

     Product revenue. Product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. However, revenue recognition is deferred for shipments to new customers and for shipments to existing customers when significant support services are required to successfully integrate Brocade products into the customer’s products. These revenues, and related costs, are deferred and recognized when the customer has successfully integrated Brocade products into its product offerings and Brocade has met any support obligations. In addition, revenue from sales to master resellers is recognized upon reported sell-through. The Company reduces revenue for estimated sales returns, sales programs, and other allowances at the time of shipment. Sales returns, sales programs, and other allowances are estimated based upon historical experience, current trends, and the Company’s expectations regarding future experience. In addition, the Company maintains allowances for doubtful accounts, which are also accounted for as a reduction in revenue. The allowance for doubtful accounts is estimated based upon analysis of accounts receivable, historical collection patterns, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms and practices.

     Service revenue. Service revenue consists of training, warranty, and maintenance arrangements, including post-contract customer support (PCS) services. PCS services are offered under renewable, annual fee-based contracts or as part of multiple element arrangements and typically include upgrades and enhancements to the Company’s software operating system, and telephone support. For multiple element arrangements, the Company allocates revenue to each element based upon vendor-specific objective evidence (VSOE) of the fair value of the element or, if VSOE is not available, application of the residual method. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Service revenue, including revenue allocated to PCS elements, is deferred and recognized ratably over the contractual period. Service contracts are typically one to three years in length. Training revenue is recognized upon completion of the training. Service revenue was not material in any of the periods presented.

     Warranty Expense. The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience.

Stock-Based Compensation.

     The Company has several stock-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2003. The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, no compensation expense is recognized in the Company’s Condensed Consolidated Statements of Operations because the exercise price of the Company’s employee stock options equals the market price of the underlying common stock on the date of grant.

     Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net loss that would have resulted from the use of the fair value based method under SFAS 123.

     Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123,” (SFAS 148), amended the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The pro forma information resulting from the use of the fair value based method under SFAS 123 is as follows (in thousands except per share amounts):

	Three Months Ended
	January 24,	January 25,
	2004	2003
Net loss – as reported	$(36,759)	$(6,890)
Add: Stock-based compensation expense included in reported net loss, net of tax	110	41
Deduct: Stock-based compensation expense determined under the fair value based method, net of tax	(11,708)	(8,949)

Pro forma net loss	$(48,357)	$(15,798)

Basic and diluted net loss per share:
As reported	$(0.14)	$(0.03)
Pro forma	$(0.19)	$(0.07)

     The assumptions used for the three months ended January 24, 2004 and January 25, 2003 are as follows:

	Three Months Ended
	January 24,	January 25,
Stock Options	2004	2003
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.2 – 4.0%	1.1 – 3.5%
Expected volatility	57.3%	81.6%
Expected life from vest date (in years)	0.5	0.5

	Three Months Ended
	January 24,	January 25,
Employee Stock Purchase Plan	2004	2003
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.0%	1.0%
Expected volatility	61.7%	60.7%
Expected life from vest date (in years)	0.5	0.5

Computation of Net Loss per Share

     Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method, that have a dilutive effect on earnings per share, and from the assumed conversion of outstanding convertible debt if it has a dilutive effect on earnings per share.

Comprehensive Loss

     The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended
	January 24,	January 25,
	2004	2003
Net loss	$(36,759)	$(6,890)
Other comprehensive loss:
Change in net unrealized gains (losses) on marketable equity securities and short-term investments	(62)	1,291
Cumulative translation adjustments	143	160

Total comprehensive loss	$(36,678)	$(5,439)

Reclassifications

     Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material effect on the Company’s financial position, results of operations, or cash flows.

     In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), which supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s financial statements.

3. Restructuring Costs

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

     Total restructuring costs incurred of $10.9 million consisted of severance and benefit charges, equipment impairment charges, and contract termination and other charges. Severance and benefits charges of $4.2 million consisted of severance and related employee termination costs, including outplacement services, associated with the reduction of the Company’s workforce. Equipment impairment charges of $5.2 million primarily consisted of excess equipment that is no longer being used as a result of the restructuring program. Contract termination and other charges of $1.5 million were primarily related to the cancellation of certain contracts in connection with the restructuring of certain business functions.

     Remaining accrued liabilities related to the Company’s fiscal 2003 second quarter restructuring program are included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. During the three months ended January 24, 2004, the Company recorded a reduction of $0.4 million to restructuring costs, primarily due to a lower than expected outcome related to outplacement costs. No other material changes in estimates were made to the fiscal 2003 second quarter restructuring accrual. The Company expects to pay or otherwise substantially settle the remaining accrued liabilities during fiscal year 2004.

     Fiscal 2003 First Quarter Restructuring

     During the three months ended January 25, 2003, the Company completed a restructuring program to realign the organization and reduce the Company’s expense structure. The restructuring program included a workforce reduction of approximately 12 percent, consolidation of excess facilities, and the restructuring of certain business functions.

     Total restructuring costs incurred of $10.1 million consisted of severance and benefit charges, contract termination and equipment impairment charges. Severance and benefits charges of $8.5 million consisted of severance and associated employee termination costs related to the reduction of the Company’s workforce, including outplacement services and the write-off of employee loans of certain terminated employees. Contract termination charges of $0.9 million were primarily related to the cancellation of certain contracts in connection with the restructuring of certain business functions and the consolidation of excess facilities. Equipment impairment charges of $0.6 million were related to excess computer equipment resulting from the workforce reduction, consolidation of excess facilities, and the restructuring of certain business functions.

     Remaining accrued liabilities related to the restructuring programs are included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. Remaining accrued liabilities related to severance and benefits are expected to be substantially paid or otherwise settled during fiscal year 2004.

     The following table summarizes the total restructuring costs incurred and charged to restructuring expense during the first and second quarters of fiscal year 2003, costs paid or otherwise settled, and the remaining unpaid or otherwise unsettled accrued liabilities (in thousands) as of January 24, 2004:

		Contract
	Severance	Terminations	Equipment
	and Benefits	and Other	Impairment	Total
Restructuring costs incurred	$12,714	$2,425	$5,867	$21,006
Cash payments	(10,019)	(1,938)	—	(11,957)
Non-cash charges	(2,221)	—	(5,867)	(8,088)
Adjustments	(178)	—	—	(178)

Remaining accrued liabilities at October 25, 2003	296	487	—	783
Cash payments	(10)	(116)	—	(126)
Adjustments	(225)	(143)	—	(368)

Remaining accrued liabilities at January 24, 2004	$61	$228	$—	$289

4. Balance Sheet Details

     The following tables provide details of selected balance sheet items (in thousands):

	January 24,	October 25,
	2004	2003
Inventories, net:
Raw materials	$1,043	$893
Finished goods	2,991	3,068

Total	$4,034	$3,961

Property and equipment, net:
Computer equipment and software	$73,261	$71,887
Engineering and other equipment	107,833	104,544
Furniture and fixtures	3,892	3,882
Leasehold improvements	38,021	34,777
Land and building	30,000	—

	253,007	215,090
Less: Accumulated depreciation and amortization	(101,596)	(90,816)

Total	$151,411	$124,274

Other accrued liabilities:
Income taxes payable	$32,019	$30,815
Accrued warranty	4,050	3,723
Purchase commitment	5,470	4,305
Accrued sales programs	9,900	7,946
Other	13,919	18,174

Total	$65,358	$64,963

     Leasehold improvements as of January 24, 2004 and October 25, 2003, are shown net of estimated asset impairments related to facilities lease losses (see Note 6).

5. Investments and Equity Securities

     The following tables summarize the Company’s investments and equity securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
January 24, 2004
U.S. government obligations	$426,824	$8,290	$(2)	$435,112
Corporate bonds and notes	60,026	186	(88)	60,124
Equity securities	694	345	—	1,039

Total	$487,544	$8,821	$(90)	$496,275

Reported as:
Short-term investments				$212,489
Other current assets				1,039
Long-term investments				282,747

Total				$496,275

October 25, 2003
U.S. government obligations	$409,045	$9,063	$(37)	$418,071
Corporate bonds and notes	57,649	27	(194)	57,482
Equity securities	694	—	(25)	669

Total	$467,388	$9,090	$(256)	$476,222

Reported as:
Short-term investments				$57,971
Other current assets				669
Long-term investments				417,582

Total				$476,222

     For the three months ended January 24, 2004 and January 25, 2003, total gains realized on the sale of investments or marketable equity securities were $0.2 million and zero, respectively. As of January 24, 2004 and October 25, 2003, net unrealized holding gains of $8.7 million and $8.8 million, respectively, were included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets.

     The following table summarizes the maturities of the Company’s investments in debt securities issued by United States government agencies, municipal government obligations, and corporate bonds and notes as of January 24, 2004 (in thousands):

	Amortized	Fair
	Cost	Value
Less than one year	$207,609	$212,490
Due in 1 – 2 years	172,519	174,540
Due in 2 – 3 years	106,722	108,206

Total	$486,850	$495,236

6. Liabilities Associated with Facilities Lease Losses

Lease Termination Charge and Other, Net

     On November 18, 2003, the Company purchased a building located at its San Jose headquarters. This 194,000 square foot facility was previously leased, and certain unused portions of the facility were previously reserved and included in the facilities lease loss liability noted below. The total consideration for the building purchase was $106.8 million plus transaction costs, consisting of the purchase of land and building valued at $30.0 million and a lease termination fee of $76.8 million. The fair value of the land and building as of the purchase date was determined based on valuations prepared by two independent third-party appraisers. As a result of the building purchase, during the first quarter of fiscal 2004, the Company recorded adjustments of $23.7 million to the previously recorded facilities lease loss reserve, deferred rent, and leasehold improvement impairments related to the purchased facility.

     During the first quarter of fiscal 2004, the Company consolidated the engineering organization and development, test and interoperability laboratories into the purchased facilities and vacated other existing leased facilities. As a result, the Company recorded a charge of $20.9 million related to estimated facilities lease losses, net of expected sublease income, on the vacated facilities. These charges represented the fair value of the lease liability based on assumptions regarding the vacancy period, sublease terms, and the probability of subleasing this space. The assumptions that the Company used were based on market data, including the then current vacancy rates and lease activities for similar facilities within the area. Should there be changes in real estate market conditions or should it take longer than expected to find a suitable tenant to sublease the remaining vacant facilities, adjustments to the facilities lease losses reserve may be necessary in future periods based upon then current actual events and circumstances.

     The following table summarizes the activity related to the lease termination charge and other, net incurred in the first quarter ended January 24, 2004 (in thousands):

Lease termination charge	$76,800
Closing costs and other related charges	1,234
Reversal of previously recorded lease loss reserve	(16,933)
Reversal of previously recorded leasehold impairment reserve	(2,954)
Reversal of previously recorded deferred rent liability	(3,844)
Additional reserve booked as a result of facilities consolidation	20,855
Asset impairments associated with facilities consolidation	433

Total charge, net	$75,591

     The tax effect associated with the lease termination charges and other, net resulted in an increase of $32.4 million in long-term deferred tax assets and a decrease of $2.3 million in short-term deferred tax assets for the quarter ended January 24, 2004.

Facilities Lease Losses Liability

     During the three months ended October 27, 2001, the Company recorded a charge of $39.8 million related to estimated facilities lease losses, net of expected sublease income, and a charge of $5.7 million in connection with the estimated impairment of certain related leasehold improvements. These charges represented the low-end of an estimated range that may be adjusted upon the occurrence of future triggering events. A portion of this lease loss liability and leasehold improvements impairment reserve were related to the recently purchased building and accordingly, were reversed during the quarter ended January 24, 2004.

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

     As previously described, in November 2003 the Company purchased a previously leased building. In addition, the Company consolidated the engineering organization and development, test and interoperability laboratories into the purchased facilities and vacated other existing leased facilities. As a result, the Company recorded adjustments to the previously recorded facilities lease loss reserve, deferred rent and leasehold improvement impairments, and recorded additional reserve in connection with the facilities consolidation.

     The following table summarizes the activity related to the facilities lease losses reserve, net of expected sublease income (in thousands), as of January 24, 2004:

Facilities
Lease Losses
Reserve balances at October 25, 2003	$24,277
Reversal of previously recorded lease loss reserve	(16,933)
Additional reserve booked as a result of facilities consolidation	20,855
Cash payments on facilities leases	(1,475)
Non-cash charges	(53)

Reserve balances at January 24, 2004	$26,671

     Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2010.

7. Convertible Subordinated Debt

     On December 21, 2001, and January 10, 2002, the Company sold, in private placements pursuant to Section 4(2) of the Securities Act of 1933, as amended, $550 million in aggregate principal amount, two percent convertible subordinated notes due January 2007. The initial purchasers purchased the notes from the Company at a discount of 2.25 percent of the aggregate principal amount. Holders of the notes may, in whole or in part, convert the notes into shares of the Company’s common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (aggregate of approximately 9.9 million shares based on outstanding debt of $433.7 million as of January 24, 2004) at any time prior to maturity on January 1, 2007. At any time on or after January 5, 2005, the Company may redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price
Beginning on January 5, 2005 and ending on December 31, 2005	100.80%
Beginning on January 1, 2006 and ending on December 31, 2006	100.40%
On January 1, 2007 and thereafter	100.00%

     The Company is required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Debt issuance costs of $12.4 million are being amortized over the term of the notes. The amortization of debt issuance costs will accelerate upon early redemption or conversion of the notes. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures. As of January 24, 2004, the remaining balance of unamortized debt issuance costs was $5.7 million.

     During the first quarter of fiscal year 2004, the Company repurchased on the open market $9.2 million in face value of its two percent convertible subordinated notes due 2007. The Company paid an average of $0.93 on each dollar of face value for an aggregate purchase price of $8.6 million, which resulted in a pre-tax gain of $0.5 million for the first quarter of fiscal year 2004. To date, the Company has repurchased a total of $116.3 million in face value of its convertible subordinated notes. As of January 24, 2004, the remaining balance outstanding of the convertible subordinated debt was $433.7 million.

     The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On January 23, 2004, the average bid and ask price on the Portal Market of the notes was 93.25, resulting in an aggregate fair value of approximately $404.4 million.

8. Commitments and Contingencies

Leases

     The Company leases its facilities and certain equipment under various operating lease agreements expiring through August 2010. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $8.3 million as security for the leases. Future minimum lease payments under all non-cancelable operating leases as of January 24, 2004 were $96.5 million. In addition to base rent, many of the facilities lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.

     As of January 24, 2004, the Company had recorded $26.7 million in facilities lease loss reserves related to future lease commitments, net of expected sublease income (see Note 6).

Product Warranties

     The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience. The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the three months ended January 24, 2004 (in thousands):

Accrued
Warranty
Balance at October 25, 2003	$3,723
Liabilities accrued for warranties issued during the period	690
Warranty claims paid during the period	(198)
Changes in liability for pre-existing warranties during the period	(165)

Balance at January 24, 2004	$4,050

     In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of January 24, 2004, there have been no known events or circumstances that have resulted in an indemnification related liability to the Company.

Manufacturing and Purchase Commitments

     The Company has manufacturing agreements with Solectron Corporation (Solectron) and Hon Hai Precision Industry Co. (Foxconn) under which the Company provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to the Company’s customers. The required lead-time for placing orders with both Solectron and Foxconn depends on the specific product. As of January 24, 2004, the Company’s aggregate commitment to Solectron and Foxconn for inventory components used in the manufacture of Brocade products was $43.7 million, net of purchase commitment reserves of $5.5 million, which the Company expects to utilize during future normal ongoing operations. The Company’s purchase orders placed with Solectron and Foxconn are cancelable, however if cancelled, the agreements with Solectron and Foxconn require the Company to purchase from Solectron and Foxconn all inventory components not returnable or usable by, or sold to other customers of Solectron or Foxconn.

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

     On May 23, 2003, a suit captioned Vixel Corporation v. Brocade Communications Systems, Inc. was filed in the United States District Court for the Northern District of California. The complaint alleges that Brocade products infringe United States Patents Nos. 6,118,776; 6,470,007; and 6,185,203 relating to switching and Fibre Channel technologies. The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patents in the future. A case management conference is scheduled for March 26, 2004. The Company believes that it has meritorious defenses to the claims and intends to defend the action vigorously. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business or financial position and results of operations.

     On February 14, 2002, a suit captioned McDATA Corp. v. Brocade Communications Systems, Inc. was filed against the Company in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fibre Channel Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe United States Patent

No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin the Company from infringing the patent in the future. On March 4, 2002, McDATA Corporation (McDATA) filed an amended complaint in which it additionally alleged that the Brocade SilkWorm 3200 Entry Fabric Switch infringed this patent. In connection with this suit, on March 4, 2002, McDATA filed a motion for a preliminary injunction against the Company with regard to the patent. On April 8, 2002, the Company filed an answer and counterclaims asserting, among other things, no infringement, and that the patent is invalid, unenforceable and covered by an existing covenant not to sue between the parties. A hearing on McDATA’s motion for preliminary injunction was held during the week of July 15, 2002. In an order dated December 6, 2002, the Court denied McDATA’s motion for a preliminary injunction. On December 23, 2002, McDATA filed a demand for arbitration to move this matter from the United States District Court for the District of Colorado to arbitration. The matter was referred to arbitration. On March 5, 2004, the Company and McData entered into a settlement agreement. Under the settlement agreement, all matters will be dismissed without prejudice, no restrictions of any kind are imposed on either party’s ability to sell products, no licenses will be granted by either party, and no money or other consideration is being exchanged. Both parties preserved their respective rights and agreed to a three-year standstill during which neither party may initiate litigation against the other party with respect to their respective patents.

     On July 20, 2001, the first of a number of putative class actions for violation of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and certain of the underwriters for the Company’s initial public offering of securities. These cases were consolidated under the caption Chae v. Brocade Communications Systems, Inc. et al. The complaints generally alleged that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering. On March 1, 2002, the Court entered an order dismissing without prejudice all claims against the Company and its officers and directors named in the consolidated proceeding. On April 19, 2002, a consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation was filed making claims against the Brocade parties that are substantially similar to those alleged in the earlier case. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against the Brocade parties is one of a number of cases challenging underwriter practices in the initial public offerings of more than 300 cases. All of the cases have been coordinated for pretrial proceedings as In Re Initial Public Offering Securities Litigation, 21 MC 92(SAS). In October 2002, the individual defendants were dismissed without prejudice from the action pursuant to a tolling agreement. On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against the Company. Subsequently, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating issuer defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuer defendants in all of the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. A special committee of the Company’s Board of Directors approved the proposed settlement. However, the proposed settlement is subject to acceptance by a substantial majority of the issuer defendants, execution of a definitive settlement agreement and approval of the Court. If the proposed settlement is not consummated, the Company intends to defend the lawsuit vigorously. At this time the Company cannot predict the outcome of this suit.

9. Segment Information

     The Company is organized and operates as one operating segment: the design, development, marketing and selling of infrastructure for SANs. The CEO is the Company’s Chief Operating Decision Maker (CODM), as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The CODM allocates resources and assesses the performance of the Company based on revenues and overall profitability.

     Revenues are attributed to geographic areas based on the location of the customer to which products are shipped. Domestic revenues include sales to certain OEM customers who take possession of Brocade products domestically and then distribute these products to their international customers. Domestic and international revenues were approximately 63 percent and 37 percent of total revenues, respectively, for the three months ended January 24, 2004. Domestic and international revenues were approximately 69 percent and 31 percent of total revenues, respectively, for the three months ended January 25, 2003. To date, service revenue has not exceeded 10 percent of total revenues. Identifiable assets located in foreign countries were not material as of January 24, 2004 and October 25, 2003. For the three months ended January 24, 2004, three customers each represented greater than ten percent of the Company’s total revenues for combined totals of 69 percent of total revenues. For the three months ended January 25, 2003, four customers each represented greater than ten percent of the Company’s total revenues for combined totals of 76 percent of total revenues.

10. Gain on Investments, net

     Net gain on investments for the three months ended January 24, 2004 and January 25, 2003 was $0.2 million and $0.3 million, respectively, and were included in interest and other income, net on the Condensed Consolidated Statements of

Operations. Net gain on investments of $0.2 million for the three months ended January 24, 2004 was related to sales of marketable securities. Net gain on investments for the three months ended January 25, 2003 consisted of a gain of $2.5 million resulting from a publicly traded company’s acquisition of 100 percent of the equity of a non-publicly traded company in which Brocade had a minority equity investment. As a result of this acquisition, Brocade received common shares of the publicly traded company in exchange for its minority equity investment in the non-publicly traded company. In addition, during the three months ended January 25, 2003, the Company recorded an impairment charge of $2.2 million related to an other-than-temporary decline in the estimated fair value of a minority equity investment in a different non-publicly traded company. The impairment charge reduced the carrying value of the Company’s investment to zero, which is the estimated fair value.

11. Net Loss per Share

     The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended
	January 24,	January 25,
	2004	2003
Net loss	$(36,759)	$(6,890)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	258,281	235,130
Less: Weighted-average shares of common stock subject to repurchase	(485)	(232)

Weighted-average shares used in computing basic net loss per share	257,796	234,898
Dilutive effect of common share equivalents	—	—

Weighted-average shares used in computing diluted net loss per share	257,796	234,898

Basic and diluted net loss per share	$(0.14)	$(0.03)

For the three months ended January 24, 2004 and January 25, 2003, stock options outstanding of 47.5 million and 65.7 million shares, respectively, were antidilutive as the Company had net losses for the periods, and therefore, not included in the computation of diluted earnings per share. In addition, for the three months ended January 24, 2004 and January 25, 2003, potential common shares resulting from the potential conversion, on a weighted average basis, of the Company’s convertible subordinated debt of 9.9 million and 12.6 million common shares, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements. These forward-looking statements include predictions regarding our future:

•	revenues and profits, including average unit prices and shipping volumes;

•	gross margin;

•	customer concentration;

•	research and development expenses;

•	sales and marketing expenses;

•	general and administrative expenses;

•	pricing and cost reduction activities;

•	income tax provision and effective tax rate;

•	realization of deferred tax assets;

•	cash flows from employee participation in employee stock programs;

•	liquidity and sufficiency of existing cash, cash equivalents, and short-term investments for near-term requirements;

•	purchase commitments;

•	technology and products;

•	outcomes of pending or threatened litigation; and

•	financial condition and results of operations as a result of recent accounting pronouncements.

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

     The following information should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in Item 1 of this Quarterly Report, and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 25, 2003.

Recent Events

     On March 5, 2004, Brocade and McDATA entered into a settlement agreement regarding patent litigation and associated arbitration related to McDATA’s claim that Brocade’s Fibre Channel fabric switches and unique Frame Filtering technology infringed on a McDATA patent (U.S. Patent No. 6,233,236). McDATA filed suit against Brocade on February 14, 2002, and on March 4, 2002, McDATA requested a preliminary injunction to force Brocade to disable the frame filtering in its existing product lines. On December 6, 2003 the United States District Court for the District of Colorado denied McDATA’s Motion for a Preliminary Injunction against Brocade. Under the settlement agreement, all matters will be dismissed without prejudice, and no restrictions of any kind will be imposed on either party’s ability to sell products. Both parties preserved their respective rights and agreed to a three-year standstill during which neither party may initiate litigation against the other party with respect to their respective patents. In addition, no licenses will be granted by either party, and no funds or other considerations are being exchanged.

Results of Operations

     The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

	Three Months Ended
	January 24,	January 25,
	2004	2003
Net revenues	100.0%	100.0%
Cost of revenues	45.1	46.3

Gross margin	54.9	53.7

Operating expenses:
Research and development	26.3	25.9
Sales and marketing	18.2	25.0
General and administrative	4.0	4.0
Amortization of deferred stock compensation	0.1	0.1
Restructuring costs	(0.3)	8.2
Lease termination charge and other, net	52.1	—

Total operating expenses	100.4	63.2

Loss from operations	(45.5)	(9.5)
Interest and other income, net	3.1	4.3
Interest expense	(1.8)	(2.7)
Gain on repurchases of convertible subordinated debt	0.4	—

Loss before benefit from income taxes	(43.8)	(7.9)
Income tax benefit	(18.5)	(2.3)

Net loss	(25.3)%	(5.6)%

     Revenues. Our revenues are derived primarily from sales of our SilkWorm family of products. Net revenues for the three months ended January 24, 2004 were $145.0 million, an increase of 18 percent compared with net revenues of $123.1 million for the three months ended January 25, 2003. The increase in net revenues was the result of increased sales volume, partially offset by declines in average selling prices, which we believe will likely continue as a result of increased competition in the SAN industry. We plan to introduce new products in fiscal year 2004, which we believe will further expand our market opportunity. We also expect shipping volumes will fluctuate depending on the supply and demand for SAN switching products.

     Domestic and international revenues were approximately 63 percent and 37 percent of total revenues, respectively, for the three months ended January 24, 2004. Domestic and international revenues were approximately 69 percent and 31 percent of total revenues, respectively, for the three months ended January 25, 2003. Historically, domestic revenues have been between 60 percent and 75 percent of total revenues. International revenues, which primarily consisted of sales to customers in Western Europe and the greater Asia Pacific region, have increased primarily as a result of faster growth in the Asia Pacific region. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM customers.

     A significant portion of our revenues is concentrated among a relatively small number of customers. For the three months ended January 24, 2004, three customers each represented greater than ten percent of our total revenues for combined totals of 69 percent of total revenues. For the three months ended January 25, 2003, four customers each represented greater than ten percent of our total revenues for combined totals of 76 percent of total revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of customers. Therefore, the loss of, or a decrease in the level of sales to, any one of these customers, could seriously harm our financial condition and results of operations.

     Gross margin. Gross margin for the three months ended January 24, 2004 was 54.9 percent, compared with 53.7 percent for the three months ended January 25, 2003. The increase in gross margin for the three months ended January 24, 2004 was the result of a decrease in cost of goods sold relative to net revenues. Cost of goods sold consists of product costs and manufacturing operations costs. Product costs relative to net revenues remained consistent, primarily due to lower component and manufacturing costs, offset by decreases in the average unit selling prices of our products. However, manufacturing operations costs, which are substantially fixed in nature, decreased relative to net revenues, principally due to increased net revenues.

      Gross margin is primarily affected by average unit selling prices, shipping volumes, and cost of goods sold. We expect that average unit prices of our products will likely continue to decline in the future as a result of competitive pricing pressures or new product introductions by us or our competitors. We believe that we have the ability to mitigate a certain amount of the effect of declines in average unit selling prices on gross margins through the reductions in our product costs and cost of manufacturing. During fiscal year 2003, the average unit selling prices of our products began to decline at a higher than historical rate. To the extent that this dynamic continues, we may not be able to reduce our costs fast enough to prevent a decline in our gross margins. In addition, we must also maintain or increase current shipping volumes to maintain our current gross margins. If we are unable to offset future average unit price reductions of our products with reduced product manufacturing costs, or if as a result of future reductions in average unit prices our revenues do not grow, our gross margins may be negatively affected.

     We expect to introduce new products in fiscal year 2004. As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, and ensure that sufficient supplies of new products can be delivered to meet customer demands. Our gross margins will be adversely affected if we fail to successfully manage the introductions of these new products.

     Research and development expenses. Research and development (R&D) expenses increased to $38.2 million for the three months ended January 24, 2004, compared with $31.9 million for the three months ended January 25, 2003. R&D expenses consist primarily of salaries and related expenses for personnel engaged in engineering and R&D activities; fees paid to consultants and outside service providers; nonrecurring engineering charges; prototyping expenses related to the design, development, testing and enhancement of our products; depreciation related to engineering and other test equipment; and IT and facilities expenses. Further, the increase in R&D expenses for the quarter ended January 24, 2004 was due to the incremental spending associated with our acquisition of Rhapsody and additional expense related to new product development. We currently anticipate that R&D expenses for the next three months will increase on an absolute dollars basis primarily resulting from incremental spending associated with an extra week in our second quarter of fiscal year 2004.

     Sales and marketing expenses. Sales and marketing expenses decreased to $26.3 million for the three months ended January 24, 2004, compared with $30.8 million for the three months ended January 25, 2003. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses. The decrease in sales and marketing expenses was primarily due to the reduction in headcount that occurred in the first and second quarters of fiscal year 2003 and decreased travel and marketing program expenses resulting from various cost-cutting actions. We currently anticipate that sales and marketing expenses for the next three months will increase slightly on an absolute dollar basis, primarily resulting from incremental spending associated with an extra week in our second quarter of fiscal year 2004.

     General and administrative expenses. General and administrative (G&A) expenses were $5.7 million for the three months ended January 24, 2004, compared with $5.0 million for the three months ended January 25, 2003. G&A expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, accounting and professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses. The increase in G&A expenses was primarily due to additional headcount and related expenses necessary to manage and support increased levels of business activity. We currently anticipate that G&A expenses for the next three months will remain relatively consistent with the quarter ended January 24, 2004 on an absolute dollar basis.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation was $0.2 million and $0.1 million for the three months ended January 24, 2004 and January 25, 2003, respectively. In the second quarter of fiscal 2003, we recorded $1.7 million of deferred stock compensation in connection with our acquisition of Rhapsody. The $1.7 million of deferred stock compensation represented the intrinsic value of unvested restricted common stock and assumed stock options, and is being amortized over the respective remaining service periods on a straight-line basis. As of January 24, 2004, the remaining unamortized balance of this deferred stock compensation was $0.7 million. Amortization of deferred stock compensation for the three months ended January 25, 2003 was related to the grant of certain stock options to employees during the year ended October 31, 1999, which resulted in deferred stock compensation of $5.1 million. As of January 25, 2003, all of the $5.1 million previously recorded deferred stock compensation had been fully amortized.

     Restructuring costs. During the three months ended January 25, 2003, we completed a restructuring program to realign the organization and reduce our expense structure. The restructuring program included a workforce reduction of approximately 12 percent, consolidation of excess facilities, and the restructuring of certain business functions. As a result of the restructuring program, we recorded restructuring costs of $10.1 million during the three months ended January 25, 2003. During the three months ended January 24, 2004, we recorded a reduction of $0.4 million to restructuring costs related to our other previously recorded restructuring liability, primarily due to a lower than expected outcome related to outplacement costs (see Note 3, “Restructuring Costs,” of the Notes to Condensed Consolidated Financial Statements).

     Lease termination charge and other, net. During the three months ended January 24, 2004, we purchased a previously leased building located at our San Jose headquarters for $106.8 million in cash plus transaction costs, consisting of the purchase of land and building valued at $30.0 million and a lease termination fee of $76.8 million. The 194,000 square foot facility, which houses our engineering organization and development, test and interoperability laboratories, was previously leased. As a result of the building purchase, during the first quarter of fiscal year 2004, we recorded adjustments to the previously recorded facilities lease loss reserve and recorded a charge of $75.6 million primarily related to lease termination, facilities consolidation and other associated costs (see Note 6, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Condensed Consolidated Financial Statements).

     Interest and other income, net. Net interest and other income was $4.5 million for the three months ended January 24, 2004, compared with $5.3 million for the three months ended January 25, 2003. The decrease was primarily the result of the result of lower interest rates and decreased average cash and investment balances. The decrease in cash and investment balances was primarily related to the purchase of a building at our San Jose headquarters and the repurchases of our two percent convertible subordinated notes due 2007.

     Interest expense. Interest expense was $2.7 million for the three months ended January 24, 2004, compared with $3.4 million for the three months ended January 25, 2003. Interest expense primarily represents the interest cost associated with our two percent convertible subordinated notes due 2007. The decrease was primarily the result of the repurchases of our convertible subordinated debt, resulting in a lower debt outstanding as of January 24, 2004. The balance outstanding of our convertible subordinated debt as of January 24, 2004 and January 25, 2003 was $433.7 million and $550.0 million, respectively.

     Gain on repurchases of convertible subordinated debt. During the first quarter of fiscal 2004, we repurchased on the open market $9.2 million in face value of our convertible subordinated debt. We paid an average of $0.93 on each dollar of face value for an aggregate purchase price of $8.6 million, which resulted in a pre-tax gain of $0.5 million for the quarter ended January 24, 2004. There were no repurchases of convertible subordinated debt during the quarter ended January 25, 2003.

     Income tax benefit. Our effective tax rate for the three months ended January 24, 2004 was a benefit of 42.3 percent, compared with a benefit of 29.0 percent for the three months ended January 25, 2003. The effective tax rate in the three months ended January 24, 2004 was impacted by certain non-routine events, including lease termination and facilities consolidations. Additionally, our effective tax rate reflects the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. To the extent that international revenues and earnings differ from those historically achieved, a factor largely influenced by the buying behavior of our OEM partners, or if unfavorable changes in tax laws and regulations or other non-routine events that are not deductible occur, our effective tax rate may be impacted.

Liquidity and Capital Resources

     Cash, cash equivalents, short-term investments and long-term investments were $731.2 million as of January 24, 2004. For the three months ended January 24, 2004, we used $55.6 million in cash from operating activities, primarily related to lease termination, facilities lease losses and other related charges. Days sales outstanding in accounts receivable for the three months ended January 24, 2004 was 49 days, compared with 53 days for the three months ended January 25, 2003.

     Net cash used in investing activities for the three months ended January 24, 2004 totaled $57.5 million and was the result of $21.3 million in net purchases of short and long-term investments and $36.2 million invested in capital equipment, including $30.0 million for building purchase at our San Jose headquarters. Net cash used in financing activities for the three months ended January 24, 2004 was $11.1 million, and was the result of repurchases of our convertible subordinated debt, partially offset by net proceeds from the issuance of common stock related to employee participation in employee stock programs and exercises of stock options.

     Net proceeds from the issuance of common stock related to employee participation in employee stock programs have historically been a significant component of our liquidity. The extent to which our employees participate in these programs generally increases or decreases based upon changes in the market price of our common stock. As a result, our cash flows resulting from the issuance of common stock related to employee participation in employee stock programs will vary. As a result of our voluntary stock option exchange program, which was completed in July 2003, we do not expect to generate significant cash flow from the issuance of common stock related to the employee participation in employee stock programs during fiscal year 2004 unless our future common stock price exceeds $6.54 per share.

     We have a manufacturing agreement with Solectron and Foxconn under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. The required lead-time for placing orders with both Solectron and Foxconn depends on the specific product. As of January 24, 2004, our aggregate commitment to Solectron and Foxconn for inventory components used in the manufacture of Brocade products was $43.7 million, net of purchase commitment reserves of $5.5 million, which we expect to utilize during future normal ongoing operations. Although the purchase orders we place with Solectron and Foxconn are cancelable, the terms of the agreements require us to purchase from Solectron and Foxconn all inventory components not returnable or usable by, or sold to other customers of Solectron or Foxconn.

     On December 21, 2001, and January 10, 2002, we sold $550 million in aggregate principal amount of two percent convertible subordinated notes due 2007 (see note 7, “Convertible Subordinated Debt,” of the Notes to Condensed Consolidated Financial Statements). Holders of the notes may, in whole or in part, convert the notes into shares of our common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (aggregate of approximately 9.9 million shares based on outstanding debt of $433.7 million as of January 24, 2004) at any time prior to maturity on January 1, 2007. At any time on or after January 5, 2005, we may redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price

Beginning on January 5, 2005 and ending on December 31, 2005	100.80%
Beginning on January 1, 2006 and ending on December 31, 2006	100.40%
On January 1, 2007 and thereafter	100.00%

     We are required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Debt issuance costs of $12.4 million are being amortized over the term of the notes. The amortization of debt issuance costs will accelerate upon early redemption or conversion of the notes. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures. As of January 24, 2004, the remaining balance of unamortized debt issuance costs was $5.7 million.

     During the first quarter of fiscal year 2004, we repurchased on the open market $9.2 million in face value of our convertible subordinated notes due 2007. To date, we have repurchased a total of $116.3 million in face value of our convertible subordinated notes. As of January 24, 2004, the remaining balance outstanding of the convertible subordinated debt was $433.7 million.

     On November 18, 2003, we purchased a previously leased building located at our San Jose headquarters, and issued a $1.0 million guarantee as part of the purchase agreements.

     The following table summarizes our contractual obligations (including interest expense) and commitments as of January 24, 2004 (in thousands):

		Less than				After
	Total	1 year		1 – 3 years		3 years

Contractual Obligations:
Convertible subordinated notes, including interest	$459,750		$8,675		$451,075		$—
Non-cancelable operating leases	105,707		21,391		32,370		51,946
Unconditional purchase obligations, gross	49,214		49,214		—		—

Total contractual cash obligations	$614,671		$79,280		$483,445		$51,946

Other Commitments:
Standby letters of credit	$8,343	$	n/a	$	n/a	$	n/a

Guarantee	$1,015	$	n/a	$	n/a	$	n/a

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

Critical Accounting Policies and Estimates

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

     The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our Consolidated Financial Statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations, and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

     •     Revenue recognition, and allowances for sales returns, sales programs, and doubtful accounts;

     •     Warranty reserves;

     •     Inventory and purchase commitment reserves;

     •     Restructuring charges and lease loss reserves;

     •     Litigation costs; and

     •     Accounting for income taxes.

     Revenue recognition, and allowances for sales returns, sales programs, and doubtful accounts. Product revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable, and collection is probable. However, revenue recognition is deferred for shipments to new customers and for shipments to existing customers when significant support services are required to successfully integrate our products into our customer’s products. These revenues, and related costs, are deferred and recognized when the customer has successfully integrated our products into its product offerings, and we have met any support obligations. In addition, revenue from sales to master resellers is recognized upon reported sell-through.

     We reduce revenue for estimated sales returns, sales programs, and other allowances at the time of shipment. Sales returns, sales programs, and other allowances are estimated based on historical experience, current trends, and our expectations regarding future experience. Reductions to revenue associated with sales returns, sales programs, and other allowances include consideration of historical sales levels, the timing and magnitude of historical sales returns, claims under sales programs, and other allowances, and a projection of this experience into the future. In addition, we maintain allowances for doubtful accounts, which are also accounted for as a reduction in revenue, for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable, historical collection patterns, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms and practices when evaluating the adequacy of the allowance for doubtful accounts. If actual sales returns, sales programs, and other allowances exceed our estimate, or if the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and charges may be required.

     Service revenue consists of training, warranty, and maintenance arrangements, including post-contract customer support (PCS) services. PCS services are offered under renewable, annual fee-based contracts or as part of multiple element arrangements and typically include upgrades and enhancements to our software operating system software, and telephone support. For multiple element arrangements, we allocate revenue to each element based upon vendor-specific objective evidence (VSOE) of the fair value of the element or, if VSOE is not available, application of the residual method. VSOE of the fair value for an element is based upon the price charged when the element is sold separately and therefore may change as a result of amendments to customer contracts or changes in pricing. The revenue allocated to each element is recognized when all criteria for revenue recognition for that element are met. Service revenue, including revenue allocated to PCS elements, is deferred and recognized ratably over the contractual period. Service contracts are typically one to three years in length. Training revenue is recognized upon completion of the training. Changes in the allocation of revenue to each element in a multiple element arrangement may affect the timing of revenue recognition.

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

     Restructuring charges and lease loss reserves. We monitor and regularly evaluate our organizational structure and associated operating expenses. Depending on events and circumstances, we may decide to restructure our operations to reduce future operating costs as our business requirements evolve. In determining the restructuring charges, we analyze our future operating requirements, including the required headcount by business functions and facility space requirements. Our restructuring costs, and any resulting accruals, involve significant estimates made by management using the best information available at the time the estimates are made, some of which may be provided by third parties. In recording facilities lease loss reserves, we make various assumptions, including the time period over which the facilities will be vacant, expected sublease terms, expected sublease rates, anticipated future operating expenses, and expected future use of the facilities. Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements with terms as favorable as those assumed when arriving at our estimates. We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring and lease loss accruals including the various assumptions noted above. If actual results differ significantly from our estimates, we may be required to adjust our restructuring and lease loss accruals in the future.

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

Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material effect on the Company’s financial position, results of operations, or cash flows.

     In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), which supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s financial statements.

Risk Factors

Our quarterly and annual revenues and operating results may fluctuate in future periods for a number of reasons, which could adversely affect the trading price of our stock.

     Our quarterly and annual revenues and operating results may vary significantly in the future due to a number of factors, any of which may cause our stock price to fluctuate. Factors that may affect the predictability of our annual and quarterly results include, but are not limited to, the following:

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

     As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, and ensure that sufficient supplies of new products can be delivered to meet customer demands. When we introduce new products and product enhancements, we face numerous risks relating to product transitions, including the inability to accurately forecast demand, excess inventories of older products, product and software defects, and different sales and support requirements due to the complexity of these new systems. For example, we expect to introduce new director switches in the second quarter of fiscal year 2004. If we fail to develop and successfully introduce these new products, or if we fail to otherwise successfully manage the transition to these new products, our business and financial results will be adversely affected. For example, during the fourth quarter ended October 27, 2001, we recorded charges to cost of revenues of $7.7 million primarily associated with the accrual of purchase commitments for excess inventory components related to a transition of product offerings from 1 to 2 Gigabit per second (Gbit/sec) technology.

Increased market competition may lead to reduced sales of our products, reduced margins, reduced profits, and reduced market share.

     The market for SAN solutions is becoming more competitive and subject to rapid technological change. Increased competition could result in greater pricing pressures, reduced sales, reduced margins, reduced profits, and reduced market share. Currently, we believe that we principally face competition from providers of Fibre Channel switching products for interconnecting servers and storage. These competitors include Cisco, Computer Network Technology Corporation, McDATA, and Qlogic.

     The SAN market is likely to become even more competitive as new products and technologies are introduced by existing competitors and as new competitors enter the market. Our OEM partners could potentially become new competitors by developing and introducing products competitive with our product offerings. These new competitive products could be based on existing technologies or new technologies that may or may not be compatible with our SAN technology. In addition, our OEM partners, who also have relationships with some of our current competitors, could choose to sell our competitors’ products instead of our products, or offer preferred pricing or promotions on our competitors’ products.

     Some of our competitors have longer operating histories and significantly greater human, financial, and capital resources than us. These competitors could adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products than we can. As a result, they may be able to respond more quickly to changes in customer or market requirements. We may not have the financial resources, technical expertise or marketing, manufacturing, distribution, and support capabilities to compete successfully against current or future competitors. This could materially harm our business.

We depend on OEM partners. The loss of any of these OEM partners could significantly reduce our revenues and negatively affect our financial results.

     We depend on recurring purchases from a limited number of large OEM partners for the majority of our revenue. Our agreements with our OEM partners are typically cancelable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. For the quarter ended January 24, 2004, three customers each represented greater than ten percent of our total revenues for a combined total of 69 percent. We anticipate that our revenues and operating results will continue to depend on sales to a relatively small number of customers. The loss of any one significant customer, or a decrease in the level of sales to any one significant customer, or unsuccessful negotiation on major terms and conditions of purchase orders placed during a quarter, could seriously harm our financial condition and results of operations.

The prices of our products have recently declined at a higher than historical rate. We expect the pricing of our products to continue to decline, which would reduce our revenues, gross margins, and profitability.

     The average unit prices of our products have recently declined at a higher than historical rate, and we expect them to continue to decline in the future as a result of changes in product mix, competitive pricing pressures, increased sales discounts, enhanced marketing programs, new product introductions by us or our competitors, or other factors. If we are unable to offset these factors by increasing sales volumes, or reducing product manufacturing cost, our total revenues and gross margins may decline. In addition, to maintain our gross margins we must maintain or increase current shipment volumes, develop and introduce new products and product enhancements, and we must continue to reduce the manufacturing cost of our products. Failure to reduce the manufacturing cost of our products in response to declines in unit selling prices would result in a further decline in our gross margins. Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, we could incur losses, our operating results and gross margins may be below our expectations and the expectations of investors and stock market analysts, and our stock price could be negatively affected.

We may not be able to attain profitability.

     In fiscal year 2004, we do not expect to attain profitability, and may not be able to attain profitability at all in the future. We expect to incur significant costs and expenses for product development, sales and marketing, and customer support. We make investment decisions based upon anticipated revenues and margins. If these anticipated revenues and margins do not materialize, our future profitability could be adversely affected. We also make operating decisions, such as our recent purchase of a 194,000 square foot building located at our San Jose headquarters, based on our anticipated future expansion. We expect our building purchase to adversely affect our earnings per share at least through our fiscal year 2004 as we recorded a $75.6 million charge related to lease termination, facilities consolidation, and other associated costs (see Note 6, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Condensed Consolidated Financial Statements).

     During fiscal year 2003, we completed programs to restructure certain business operations that included workforce reductions and the impairment of certain assets no longer being used as a result of the restructuring programs. We may not be able to achieve our planned reduction in spending related to these restructuring programs if we incur unforeseen expenses in future quarters or if we are unable to reduce expenses without jeopardizing further development, marketing, and sales of our products. Additionally, it is possible that these reductions in spending may not be sufficient to achieve their intended goals. If we are unable to achieve our planned reduction in spending or if our current reductions in spending are insufficient, we may be required to undertake additional restructuring activities that may involve our personnel, real estate, fixed assets, marketing programs and research and development programs.

     These actions involve numerous risks, including unanticipated costs, diversion of management’s attention from our core business and adverse effects on existing business relationships with suppliers, customers, and employees. In addition, it is difficult to forecast future operating results based on historical results. We plan our operating expenses based in part on future revenue projections. Our ability to accurately forecast quarterly and annual revenues is limited for the reasons discussed above in “Our quarterly and annual revenues and operating results may fluctuate in future periods for a number of reasons, which could adversely affect the trading price of our stock.” Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. In addition, future regulatory changes, such as the FASB’s effort to mandate the expensing of stock options, could affect our future profitability. If any of these events occur, we could incur losses, and our operating results and gross margins may be below our expectations and those of investors and stock market analysts.

     As of January 24, 2004, we have total short-term and long-term deferred tax assets of $290.9 million. If we are unable to attain profitability beyond fiscal year 2004, and the realization of the deferred tax assets through future taxable income becomes uncertain, we may be required to provide a valuation allowance for our deferred tax assets resulting in additional income tax expense.

     On July 10, 2003, as part of our voluntary stock option exchange program, we granted to employees 26.6 million new stock options at an exercise price of $6.54 per share. The 26.6 million new stock options represented approximately 10 percent of our total shares of common stock outstanding as of January 24, 2004, and could have a dilutive effect on our future earnings per share to the extent that we attain profitability in the future, or if market price of our common stock exceeds $6.54 per share. In addition, in connection with the acquisition of Rhapsody Networks, Inc. (Rhapsody) in January 2003, we agreed to issue up to an additional 2.9 million shares of Brocade common stock if the Rhapsody business successfully completed specified product milestones by November 30, 2003. We determined that the specified product milestones were not met, and therefore, we do not intend to issue the additional shares. However, the representative for the former Rhapsody stockholders has indicated that he disagrees with our determination and has initiated discussions with us on this matter. If we are unable to reach an agreement on this matter, our future earnings per share could be further diluted by an issuance of additional shares.

Our revenues may be affected by changes in IT spending levels.

     Unfavorable economic conditions and reduced global IT spending rates have adversely affected our operating results and led to a decline in our growth rates. Although general economic conditions appear to be improving, we are unable to predict when IT spending rates will improve, if at all. Furthermore, even if IT spending rates improve, we cannot be certain that the market for SAN solutions will be positively impacted. If there are further reductions in either domestic or international IT spending rates, or if IT spending rates do not improve, our revenues, operating results and financial condition may be adversely affected.

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

     Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and introducing high-quality, cost-effective products and product enhancements on a timely basis, and by keeping pace with technological developments and emerging industry standards. We expect to launch new products and product enhancements during the next year that will further expand the market opportunity for our products. We expect that our future revenue growth will be dependent on the success of our current line of products, new product enhancements, and the continued development of new products. In the past we have experienced delays in product development. Such delays could occur in the future. If we are unable to achieve market acceptance of our new products, our business and results of operations could be harmed.

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

     We currently purchase several key components used in the manufacture of our products from single or limited sources. We purchase application specific integrated circuits (ASICs) from a single source, and we purchase microprocessors, certain connectors, certain logic chips, and programmable logic devices from limited sources. In addition, we license certain third-party software that is incorporated into our operating system software and other software products. If we are unable to buy or license these components on a timely basis, we may not be able to deliver our products to our customers in a timely manner.

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

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. For example, on February 14, 2002, a suit captioned McDATA Corp. v. Brocade Communications Systems, Inc. was filed against us in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fibre Channel Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe United States Patent No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” On March 5, 2004, we entered into a settlement agreement with McDATA. Under the settlement agreement, all matters will be dismissed without prejudice, no restrictions of any kind are imposed on either party’s ability to sell products, no licenses will be granted by either party, and no money or other consideration is being exchanged. Both parties preserved their respective rights and agreed to a three-year standstill during which neither party may initiate litigation against the other party with respect to their respective patents (see Part II. Item 1 – Legal Proceedings for additional information regarding this lawsuit).

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

Interest Rate Risk

     Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at five major financial institutions in the United States. As of January 24, 2004, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.

     The following table presents the hypothetical changes in fair values of our investments as of January 24, 2004 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities				Valuation of Securities
	Given an Interest Rate			Fair Value	Given an Interest Rate
	Decrease of X Basis Points			As of	Increase of X Basis Points
				January 24,
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2004	50 BPS	100 BPS	150 BPS

U.S. government obligations	$443,313	$440,428	$436,894	$435,112	$433,069	$429,469	$426,708
Corporate bonds and notes	$61,663	$61,143	$60,627	$60,124	$59,618	$59,121	$58,631

Total	$504,976	$501,571	$497,521	$495,236	$492,687	$488,590	$485,339

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

     The following table (in thousands) presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of January 24, 2004. Carrying value approximates fair value.

		Weighted
		Average
	Amount	Interest Rate

Cash and cash equivalents	$235,994	0.8%
Short-term investments	212,489	4.0%
Long-term investments	282,747	3.0%

Total	$731,230	2.4%

     Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. Therefore, we are not exposed to changes in interest rates related to our long-term debt instruments. The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On January 24, 2004, the average bid and ask price on the Portal Market of our convertible subordinated notes due 2007 was 93.25, resulting in an aggregate fair value of approximately $404.4 million. Our common stock is quoted on the Nasdaq National Market under the symbol “BRCD.” On January 23, 2004, the last reported sale price of our common stock on the Nasdaq National Market was $6.61 per share.

Equity Security Price Risk

     Our exposure to market risk due to equity security price fluctuations primarily relates to investments in marketable equity securities. These investments are principally in companies in the volatile high-technology sector. We do not attempt to reduce or eliminate the market exposure on these securities. Adverse changes in equity prices of 25 percent, 50 percent, and 75 percent would result in decreases of approximately $0.3 million, $0.5 million and $0.8 million in the fair value of marketable equity securities as of January 24, 2004, respectively. Any changes in fair value are accounted for as unrealized holding gains and losses, and are included as a separate component of accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheets, net of any related tax effect.

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

     On May 23, 2003, a suit captioned Vixel Corporation v. Brocade Communications Systems, Inc. was filed in the United States District Court for the Northern District of California. The complaint alleges that Brocade products infringe United States Patents Nos. 6,118,776; 6,470,007; and 6,185,203 relating to switching and Fibre Channel technologies. The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patents in the future. A case management conference is scheduled for March 26, 2004. We believe that we have meritorious defenses to the claims and intend to defend the action vigorously. We believe that the ultimate disposition of this matter will not have a material adverse effect on our business or financial position and results of operations.

     On February 14, 2002, a suit captioned McDATA Corp. v. Brocade Communications Systems, Inc. was filed against Brocade in the United States District Court for the District of Colorado. The complaint alleged that the Brocade SilkWorm 3800 Enterprise Fibre Channel Fabric Switch and Brocade SilkWorm 12000 Core Fabric Switch infringe United States Patent No. 6,233,236, entitled “Method and Apparatus for Measuring Traffic Within a Switch.” The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patent in the future. On March 4, 2002, McDATA Corporation (McDATA) filed an amended complaint in which it additionally alleged that the Brocade SilkWorm 3200 Entry Fabric Switch infringed this patent. In connection with this suit, on March 4, 2002, McDATA filed a motion for a preliminary injunction against Brocade with regard to the patent. On April 8, 2002, we filed an answer and counterclaims asserting, among other things, no infringement, and that the patent is invalid, unenforceable and covered by an existing covenant not to sue between the parties. A hearing on McDATA’s motion for preliminary injunction was held during the week of July 15, 2002. In an order dated December 6, 2002, the Court denied McDATA’s motion for a preliminary injunction. On December 23, 2002, McDATA filed a demand for arbitration to move this matter from the United States District Court for the District of Colorado to arbitration. The matter was referred to arbitration. On March 5, 2004, we entered into a settlement agreement with McDATA. Under the settlement agreement, all matters will be dismissed without prejudice, no restrictions of any kind are imposed on either party’s ability to sell products, no licenses will be granted by either party, and no money or other consideration is being exchanged. Both parties preserved their respective rights and agreed to a three-year standstill during which neither party may initiate litigation against the other party with respect to their respective patents.

     On July 20, 2001, the first of a number of putative class actions for violation of the federal securities laws was filed in the United States District Court for the Southern District of New York against Brocade, certain of its officers and directors, and certain of the underwriters for Brocade’s initial public offering of securities. These cases were consolidated under the caption Chae v. Brocade Communications Systems, Inc. et al. The complaints generally alleged that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in Brocade’s initial public offering. On March 1, 2002, the Court entered an order dismissing without prejudice all claims against Brocade and its officers and directors named in the consolidated proceeding. On April 19, 2002, a consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation was filed making claims against the Brocade parties that are substantially similar to those alleged in the earlier case. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against the Brocade parties is one of a number of cases challenging underwriter practices in the initial public offerings of more than 300 cases. All of the cases have been coordinated for pretrial proceedings as In Re Initial Public Offering Securities Litigation, 21 MC 92(SAS). In October 2002, the individual defendants were dismissed without prejudice from the action, pursuant to a tolling agreement. On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against Brocade. Subsequently, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating issuer defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuer defendants in all of the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. A special committee of Brocade’s Board of Directors approved the proposed settlement. However, the proposed settlement is subject to acceptance by a substantial majority of the issuer defendants, execution of a definitive settlement agreement and approval of the Court. If the proposed settlement is not consummated, Brocade intends to defend the lawsuit vigorously. At this time we cannot predict the outcome of this suit.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

Exhibit
Number	Description of Document

2.1 (14)	Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated November 5, 2002.

2.2 (14)	First Amendment to Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated January 5, 2003.

3.1 (8)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Bylaws of the Registrant.

3.3 (10)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc.

4.1 (1)	Form of Registrant’s Common Stock certificate.

4.2 (10)	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A.

4.3 (9)	Indenture, dated as of December 21, 2001, between Brocade and State Street Bank and Trust Company of California, N.A.

4.4 (9)	Form of Note (included in Exhibit 4.3).

4.5 (9)	Registration Rights Agreement, dated as of December 21, 2001, by and among Brocade and Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc. and Merrill Lynch Pierce Fenner and Smith Incorporated.

10.1 (1)	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers.

10.2 (1) *	1995 Equity Incentive Plan and forms of agreements thereunder.

10.3 (1) *	1998 Equity Incentive Plan and forms of agreements thereunder.

10.4 (1) *	1998 Executive Equity Incentive Plan and forms of agreements thereunder.

Exhibit
Number	Description of Document

10.5 (7) *	Amended and Restated 1999 Director Option Plan as of April 17, 2001, and form of agreement thereunder.

10.6 (2) *	1999 Employee Stock Purchase Plan.

10.7 (2) *	1999 Stock Plan and forms of agreements thereunder.

10.8 (13) *	1999 Nonstatutory Stock Option Plan and forms of agreements thereunder, as amended.

10.9 (1)	Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade dated September 5, 1996.

10.10 (1) #	Acknowledgement between Wind River Systems, Inc. and Brocade dated April 22, 1999.

10.11 (3) #	Manufacturing Agreement between Solectron California Corporation and Brocade dated July 30, 1999.

10.12 (3)	Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999.

10.13 (5)	First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000.

10.14 (5)	Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000.

10.15 (4)	Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2000.

10.16 (5)	First Amendment to Credit Agreement between Comerica Bank-California and Brocade dated March 21, 2000.

10.17 (5)	Second Amendment to Credit Agreement between Comerica Bank-California and Brocade dated September 20, 2000.

10.18 (5)	Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000.

10.19 (5) #	Purchase Agreement between Compaq Computer Corporation and Brocade dated February 1, 2000.

10.20 (5) #	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000 (EMC Purchase Agreement).

10.21 (8) #	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000.

10.22 (14)	Extension Agreement between EMC Corporation and Brocade dated November 13, 2002.

10.23 (8) #	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999.

10.24 (8)	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade.

10.25 (8) #	Statement of Work #1 between International Business Machines Corporation and Brocade.

10.26 (8) #	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.27 (8) #	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.28 (8) #	Statement of Work #2 between International Business Machines Corporation and Brocade.

10.29 (6)	Third Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 22, 2001.

10.30 (6)	Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000.

10.31 (11) #	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.32 (11) #	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.33 (12) +	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.34 (14) #	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.35 (14) #	Amendment No. 9 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.36 (11) #	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.

10.37 (11)	Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.

10.38 (12) +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement).

10.39 (12) +	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001.

10.40 (12)	Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002.

10.41 (12) +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement).

Exhibit
Number	Description of Document

10.42 (12) +	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001.

10.43 (12) +	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001.

10.44 (12) +	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002.

10.45 (12) +	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002.

10.46 (14) #	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002.

10.47 (15) #	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPT Manufacturing and Purchase Agreement).

10.48 (15)	Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003.

10.49 (15) #	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003.

10.50 (15) #	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement).

10.51 (15)	Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003.

10.52 (15) #	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003.

10.53 (15) #	Amendment No. 2 to EMC Purchase Agreement between Brocade and EMC dated February 18, 2003.

10.54 (16) +	Amendment No. 3 to EMC Purchase Agreement between Brocade and EMC dated July 30, 2003.

10.55 +	Amendment # 10 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.56 +	Amendment # 11 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.57 (16) +	Amendment # 12 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.58 +	Amendment # 13 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.59 +	Amendment # 14 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.60 +	Statement of Work #3 between International Business Machines Corporation and Brocade dated December 15, 2003.

10.61 +	Amendment No. 4 to EMC Purchase Agreement between Brocade and EMC dated October 29, 2003.

10.62	Third Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 30, 2000.

10.63	Fourth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10.64	Fifth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10.65	Sixth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10.66	Real Estate Sale and Lease Termination Agreement between EOP-Skyport I, L.L.C and Brocade Communications Systems, Inc. dated November 18, 2003.

10.67	Grant Deed from EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003.

10.68	Fourth Amendment to the Skyport Plaza Declaration of Common Easements, Covenants, Conditions and Restrictions dated October 18, 2003.

10.69	Guaranty of Brocade Communications Systems, Inc. to EOP Skyport I, L.L.C. dated November 18, 2003.

10.70	Right of First Offer Agreement between EOP-Skyport I, L.L.C and Brocade Communications Systems Skyport LLC dated November 18, 2003.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(2)	Incorporated by reference from Brocade’s Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000.

(3)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended.

(4)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000.

(5)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

(6)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001.

(7)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2001.

(8)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001.

(9)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002.

(10)	Incorporated by reference from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002.

(11)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002.

(12)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002.

(13)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002.

(14)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2003.

(15)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003.

(16)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 25, 2003.

     (b)  Reports on Form 8-K.

     We filed one report on Form 8-K during the quarter ended January 24, 2004. Information regarding the items reported on is as follows:

Date	Item Reported On

November 20, 2003	Announcement of financial results for the fourth quarter and fiscal year ended October 25, 2003, and the purchase of a building located in San Jose, California, under Items 5, 7 and 12 thereof.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brocade Communications Systems, Inc.

Date: March 8, 2004	By:	/s/ ANTONIO CANOVA

Antonio Canova
Vice President, Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1 (14)	Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated November 5, 2002.

2.2 (14)	First Amendment to Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated January 5, 2003.

3.1 (8)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Bylaws of the Registrant.

3.3 (10)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc.

4.1 (1)	Form of Registrant’s Common Stock certificate.

4.2 (10)	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A.

4.3 (9)	Indenture, dated as of December 21, 2001, between Brocade and State Street Bank and Trust Company of California, N.A.

4.4 (9)	Form of Note (included in Exhibit 4.3).

4.5 (9)	Registration Rights Agreement, dated as of December 21, 2001, by and among Brocade and Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc. and Merrill Lynch Pierce Fenner and Smith Incorporated.

10.1 (1)	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers.

10.2 (1) *	1995 Equity Incentive Plan and forms of agreements thereunder.

10.3 (1) *	1998 Equity Incentive Plan and forms of agreements thereunder.

10.4 (1) *	1998 Executive Equity Incentive Plan and forms of agreements thereunder.

Exhibit
Number	Description of Document

10.5 (7) *	Amended and Restated 1999 Director Option Plan as of April 17, 2001, and form of agreement thereunder.

10.6 (2) *	1999 Employee Stock Purchase Plan.

10.7 (2) *	1999 Stock Plan and forms of agreements thereunder.

10.8 (13) *	1999 Nonstatutory Stock Option Plan and forms of agreements thereunder, as amended.

10.9 (1)	Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade dated September 5, 1996.

10.10 (1) #	Acknowledgement between Wind River Systems, Inc. and Brocade dated April 22, 1999.

10.11 (3) #	Manufacturing Agreement between Solectron California Corporation and Brocade dated July 30, 1999.

10.12 (3)	Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999.

10.13 (5)	First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000.

10.14 (5)	Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000.

10.15 (4)	Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2000.

10.16 (5)	First Amendment to Credit Agreement between Comerica Bank-California and Brocade dated March 21, 2000.

10.17 (5)	Second Amendment to Credit Agreement between Comerica Bank-California and Brocade dated September 20, 2000.

10.18 (5)	Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000.

10.19 (5) #	Purchase Agreement between Compaq Computer Corporation and Brocade dated February 1, 2000.

10.20 (5) #	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000 (EMC Purchase Agreement).

10.21 (8) #	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000.

10.22 (14)	Extension Agreement between EMC Corporation and Brocade dated November 13, 2002.

10.23 (8) #	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999.

10.24 (8)	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade.

10.25 (8) #	Statement of Work #1 between International Business Machines Corporation and Brocade.

10.26 (8) #	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.27 (8) #	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.28 (8) #	Statement of Work #2 between International Business Machines Corporation and Brocade.

10.29 (6)	Third Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 22, 2001.

10.30 (6)	Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000.

10.31 (11) #	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.32 (11) #	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.33 (12) +	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.34 (14) #	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.35 (14) #	Amendment No. 9 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.36 (11) #	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.

10.37 (11)	Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.

10.38 (12) +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement).

10.39 (12) +	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001.

10.40 (12)	Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002.

10.41 (12) +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement).

Exhibit
Number	Description of Document

10.42 (12) +	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001.

10.43 (12) +	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001.

10.44 (12) +	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002.

10.45 (12) +	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002.

10.46 (14) #	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002.

10.47 (15) #	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPT Manufacturing and Purchase Agreement).

10.48 (15)	Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003.

10.49 (15) #	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003.

10.50 (15) #	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement).

10.51 (15)	Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003.

10.52 (15) #	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003.

10.53 (15) #	Amendment No. 2 to EMC Purchase Agreement between Brocade and EMC dated February 18, 2003.

10.54 (16) +	Amendment No. 3 to EMC Purchase Agreement between Brocade and EMC dated July 30, 2003.

10.55 +	Amendment # 10 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.56 +	Amendment # 11 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.57 (16) +	Amendment # 12 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.58 +	Amendment # 13 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.59 +	Amendment # 14 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.60 +	Statement of Work #3 between International Business Machines Corporation and Brocade dated December 15, 2003.

10.61 +	Amendment No. 4 to EMC Purchase Agreement between Brocade and EMC dated October 29, 2003.

10.62	Third Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 30, 2000.

10.63	Fourth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10.64	Fifth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10.65	Sixth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10.66	Real Estate Sale and Lease Termination Agreement between EOP-Skyport I, L.L.C and Brocade Communications Systems, Inc. dated November 18, 2003.

10.67	Grant Deed from EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003.

10.68	Fourth Amendment to the Skyport Plaza Declaration of Common Easements, Covenants, Conditions and Restrictions dated October 18, 2003.

10.69	Guaranty of Brocade Communications Systems, Inc. to EOP Skyport I, L.L.C. dated November 18, 2003.

10.70	Right of First Offer Agreement between EOP-Skyport I, L.L.C and Brocade Communications Systems Skyport LLC dated November 18, 2003.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(2)	Incorporated by reference from Brocade’s Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000.

(3)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended.

(4)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000.

(5)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

(6)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001.

(7)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2001.

(8)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001.

(9)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002.

(10)	Incorporated by reference from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002.

(11)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002.

(12)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002.

(13)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002.

(14)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2003.

(15)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003.

(16)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 25, 2003.