Form 10-Q
period 2004-05-01
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2004-06-14
CIK 1009626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

     ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 1, 2004

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

Yes ☑ No ☐

The number of shares outstanding of the Registrant’s Common Stock on May 29, 2004 was 261,855,802 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED MAY 1, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 1,	April 26,	May 1,	April 26,
	2004	2003	2004	2003
Net revenues	$145,579	$130,946	$290,619	$254,062
Cost of revenues	65,120	60,262	130,555	117,285

Gross margin	80,459	70,684	160,064	136,777
Operating expenses:
Research and development	37,555	36,548	75,708	68,418
Sales and marketing	27,214	31,962	53,550	62,723
General and administrative	6,055	5,304	11,796	10,266
Settlement of an acquisition-related claim	6,943	—	6,943	—
Amortization of deferred stock compensation	127	212	311	281
In-process research and development	—	134,898	—	134,898
Restructuring costs	10,461	10,888	10,093	21,006
Lease termination charge and other, net	—	—	75,591	—

Total operating expenses	88,355	219,812	233,992	297,592

Loss from operations	(7,896)	(149,128)	(73,928)	(160,815)
Interest and other income, net	4,643	4,942	9,168	9,901
Interest expense	(2,896)	(3,362)	(5,566)	(6,712)
Gain on repurchases of convertible subordinated debt	—	—	521	—
Gain on investments, net	396	155	396	529

Loss before benefit from income taxes	(5,753)	(147,393)	(69,409)	(157,097)
Income tax benefit	(3,775)	(1,376)	(30,672)	(4,190)

Net loss	$(1,978)	$(146,017)	$(38,737)	$(152,907)

Net loss per share – Basic and Diluted	$(0.01)	$(0.57)	$(0.15)	$(0.62)

Shares used in per share calculation – Basic and Diluted	259,625	254,687	258,531	244,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	May 1,	October 25,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$227,643	$360,012
Short-term investments	350,072	57,971

Total cash, cash equivalents and short-term investments	577,715	417,983
Accounts receivable, net of allowances of $4,333 and $4,180 at May 1, 2004 and October 25, 2003, respectively	79,456	74,935
Inventories, net	4,054	3,961
Deferred tax assets, net	27,238	29,569
Prepaid expenses and other current assets	13,457	14,593

Total current assets	701,920	541,041
Long-term investments	182,431	417,582
Property and equipment, net	138,644	124,274
Deferred tax assets, net	265,690	231,203
Convertible subordinated debt issuance costs	5,145	6,288
Other assets	2,603	3,558

Total assets	$1,296,433	$1,323,946

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,442	$42,942
Accrued employee compensation	30,525	30,546
Deferred revenue	28,442	19,892
Current liabilities associated with lease losses	6,028	7,759
Other accrued liabilities	78,262	64,963

Total current liabilities	174,699	166,102
Non-current liabilities associated with lease losses	19,342	16,518
Convertible subordinated debt	433,726	442,950
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value
5,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 260,431 and 257,641 shares at May 1, 2004 and October 25, 2003, respectively	260	258
Additional paid-in capital	738,258	725,253
Deferred stock compensation	(1,647)	(872)
Accumulated other comprehensive income	2,592	5,797
Accumulated deficit	(70,797)	(32,060)

Total stockholders’ equity	668,666	698,376

Total liabilities and stockholders’ equity	$1,296,433	$1,323,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	May 1, 2004	April 26, 2003
Cash flows from operating activities:
Net loss	$(38,737)	$(152,907)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred taxes	(30,041)	—
Depreciation and amortization	25,926	23,074
Loss on disposal of property and equipment	5,340	2,619
Amortization of debt issuance costs	1,018	1,233
Net gains on investments and marketable equity securities	(202)	(530)
Gain on repurchases of convertible subordinated debt	(521)	—
Amortization of deferred stock compensation	311	281
Provision for doubtful accounts receivable and sales returns	1,985	752
Non-cash restructuring charges	6,123	7,989
In-process research and development	—	134,898
Settlement of an acquisition-related claim	6,943	—
Changes in operating assets and liabilities:
Accounts receivable	(6,506)	31,205
Inventories	(93)	338
Prepaid expenses and other assets	2,166	5,464
Accounts payable	(2,475)	(16,458)
Accrued employee compensation	(21)	5,425
Deferred revenue	8,550	(2,485)
Other accrued liabilities	3,088	(16,348)
Liabilities associated with lease losses	(3,069)	(4,715)

Net cash provided by (used in) operating activities	(20,215)	19,835

Cash flows from investing activities:
Purchases of property and equipment	(41,496)	(16,736)
Purchases of short-term investments	(36,615)	(41,652)
Proceeds from maturities of short-term investments	58,998	2,875
Purchases of long-term investments	(198,162)	(60,755)
Proceeds from maturities of long-term investments	111,078	—
Proceeds from sale of marketable equity securities	—	1,998
Acquired cash and cash equivalents from acquisition of Rhapsody	—	2,453

Net cash used in investing activities	(106,197)	(111,817)

Cash flows from financing activities:
Payments on assumed capital lease and debt obligations in connection with the acquisition of Rhapsody	—	(12,583)
Purchases of convertible subordinated debt	(8,580)	—
Settlement of repurchase obligation	(9,029)	—
Proceeds from issuance of common stock, net	11,685	3,798

Net cash used in financing activities	(5,924)	(8,785)

Effect of exchange rate fluctuations on cash and cash equivalents	(33)	178

Net decrease in cash and cash equivalents	(132,369)	(100,589)
Cash and cash equivalents, beginning of period	360,012	516,535

Cash and cash equivalents, end of period	$227,643	$415,946

Supplemental disclosure of cash flow information:
Common stock issued for acquisition of Rhapsody, net of acquisition costs	$—	$137,134
Net assets acquired from acquisition of Rhapsody	$—	$3,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Operations of Brocade

     Brocade Communications Systems, Inc. (Brocade or the Company) develops, markets, sells, and supports data storage networking products and services, offering a line of storage networking products that enables companies to implement highly available, scalable, manageable, and secure environments for data storage. The Brocade SilkWorm® family of storage area networking (SAN) products is designed to help companies reduce the cost and complexity of managing business information within a data storage environment while ensuring the availability of mission critical applications. Brocade products and services are marketed, sold, and supported worldwide to end-users through distribution partners, including original equipment manufacturers (OEMs), value-added distributors, systems integrators, and value-added resellers.

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

2.	Summary of Significant Accounting Policies

Fiscal Year

     The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Fiscal year 2004 is a 53-week fiscal year and fiscal year 2003 was a 52-week fiscal year. The second quarter of fiscal year 2004, the quarter currently being reported, consisted of 14 weeks, which is one week more than a typical quarter.

Basis of Presentation

     The accompanying financial data as of May 1, 2004, and for the three and six months ended May 1, 2004 and April 26, 2003, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The October 25, 2003 Condensed Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2003.

     In the opinion of management, all adjustments (which include only normal recurring adjustments, except as otherwise indicated) necessary to present a fair statement of financial position as of May 1, 2004, results of operations for the three and six months ended May 1, 2004 and April 26, 2003, and cash flows for the six months ended May 1, 2004 and April 26, 2003, have been made. The results of operations for the three and six months ended May 1, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Investments and Equity Securities

     Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Investment securities with original or remaining maturities of one year or more are considered long-term investments. Short-term and long-term investments consist of debt securities issued by United States government agencies, municipal government obligations, and corporate bonds and notes. Short-term and long-term investments are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Condensed Consolidated Balance Sheets at fair value. Fair value is determined using quoted market prices for those securities. Unrealized holding gains and losses are included as a separate component of accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheets, net of any related tax effect. Realized gains and losses are calculated based on the specific identification method and are included in interest and other income, net, on the Condensed Consolidated Statements of Operations.

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

Concentrations

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments, and accounts receivable. Cash, cash equivalents, and short-term and long-term investments are primarily maintained at four major financial institutions in the United States. Deposits held with banks may be redeemed upon demand and may exceed the amount of insurance provided on such deposits. The Company principally invests in United States government agency debt securities, municipal government obligations, and corporate bonds and notes, and limits the amount of credit exposure to any one entity.

     A majority of the Company’s trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of May 1, 2004 and October 25, 2003, 79 percent and 77 percent, respectively, of accounts receivable were concentrated with five customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses and sales returns, and other allowances. The Company has not experienced material credit losses in any of the periods presented.

     For the three months ended May 1, 2004 and April 26, 2003, three customers each represented greater than ten percent of the Company’s total revenues for combined totals of 68 percent and 72 percent of total revenues, respectively. For the six months ended May 1, 2004 and April 26, 2003, three customers and four customers, respectively, each represented greater than ten percent of the Company’s total revenues for combined totals of 68 percent and 79 percent of total revenues, respectively. The level of sales to any one of these customers may vary, and the loss of, or a decrease in the level of sales to, any one of these customers, could seriously harm the Company’s financial condition and results of operations.

     The Company currently relies on single and limited supply sources for several key components used in the manufacture of its products. Additionally, the Company relies on two contract manufacturers for the production of its products. The inability of any single and limited source suppliers or the inability of either contract manufacturer to fulfill supply and production requirements could have a material adverse effect on the Company’s future operating results.

     The Company’s business is concentrated in the SAN industry, which has been impacted by unfavorable economic conditions and reduced information technology (IT) spending rates. Accordingly, the Company’s future success depends upon the buying patterns of customers in the SAN industry, their response to current and future IT investment trends, and the continued demand by such customers for the Company’s products. The Company’s success will depend upon its ability to enhance its existing products and to develop and introduce, on a timely basis, new cost-effective products and features that keep pace with technological developments and emerging industry standards.

Revenue Recognition

     Product revenue. Product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. However, for newly introduced products, many of the Company’s large OEM customers require a product qualification period during which the Company’s products are tested and approved by the OEM customer for sale to their customers. Revenue recognition, and related cost, is deferred for shipments to new OEM customers and for shipments of newly introduced products to existing OEM customers until satisfactory evidence of completion of the product qualification has been received from the OEM customer. Revenue from sales to the Company’s master reseller customers is recognized in the same period in which the actual sell-through occurred.

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

     Multiple-element arrangement. The Company’s multiple-element product offerings include computer hardware and software products, and support services. The Company also sells certain software products and support services separately. The Company’s software products are essential to the functionality of its hardware products and are, therefore, accounted for in accordance with Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended. The Company allocates revenue to each element based upon vendor-specific objective evidence (VSOE) of the fair value of the element or, if VSOE is not available, by application of the residual method. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.

Warranty Expense

     The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience.

Advertising Costs

     The Company expenses all advertising costs as incurred. Advertising costs were not material in any of the periods presented.

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

     Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123,” (SFAS 148), amended the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The pro forma information resulting from the use of the fair value based method under SFAS 123 is as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	May 1,	April 26,	May 1,	April 26,
	2004	2003	2004	2003
Net income (loss) – as reported	$(1,978)	$(146,017)	$(38,737)	$(152,907)
Add: Stock-based compensation expense included in reported net loss, net of tax	76	127	186	169
Deduct: Stock-based compensation expense determined under the fair value based method, net of tax	(9,255)	(34,520)	(20,963)	(43,484)

Pro forma net loss	$(11,157)	$(180,410)	$(59,514)	$(196,222)

Basic and diluted loss per share:
As reported	$(0.01)	$(0.57)	$(0.15)	$(0.62)
Pro forma	$(0.04)	$(0.71)	$(0.23)	$(0.80)

     The assumptions used for the three and six months ended May 1, 2004 and April 26, 2003 are as follows:

	Three Months Ended		Six Months Ended
	May 1,	April 26,	May 1,	April 26,
	2004	2003	2004	2003
Stock Options
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.7 – 4.5%	1.1 – 3.5%	1.4 – 4.3%	1.1 – 3.5%
Expected volatility	54.9%	81.6%	56.1%	81.6%
Expected life (in years)	2.9	2.8	2.9	2.8

	Three Months Ended		Six Months Ended
	May 1,	April 26,	May 1,	April 26,
	2004	2003	2004	2003
Employee Stock Purchase Plan
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.0%	1.0%	1.0%	1.0%
Expected volatility	61.7%	60.7%	61.7%	60.7%
Expected life (in years)	0.5	0.5	0.5	0.5

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

Comprehensive Loss

     The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 1,	April 26,	May 1,	April 26,
	2004	2003	2004	2003
Net loss	$(1,978)	$(146,017)	$(38,737)	$(152,907)
Other comprehensive income (loss):
Change in net unrealized gains (losses) on marketable equity securities and investments	(3,110)	(24)	(3,172)	1,267
Cumulative translation adjustments	(176)	18	(33)	178

Total comprehensive loss	$(5,264)	$(146,023)	$(41,942)	$(151,462)

Reclassifications

     Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company’s adoption of SFAS 150 did not have any effect on the Company’s financial position, results of operations, or cash flows.

     In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), which supercedes SAB 101,” Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s financial statements.

3.	Restructuring Costs

Fiscal 2004 Second Quarter Restructuring

     During the quarter ended May 1, 2004, the Company implemented a restructuring plan designed to optimize the Company’s business model to drive improved profitability through reduction of headcount as well as certain structural changes in the business. The plan encompassed organizational changes, which includes a reduction in force of 110 people, or nine percent, announced on May 19, 2004. As a result, the Company recorded $10.5 million in restructuring costs consisting of severance and benefit charges, equipment impairment charges, and contract termination and other charges. Severance and benefits charges of $7.5 million consisted of severance and related employee termination costs, including outplacement services, associated with the reduction of the Company’s workforce. Equipment impairment charges of $1.2 million primarily consisted of excess equipment that is no longer being used as a result of the restructuring program. Contract termination and other charges of $1.7 million were primarily related to the cancellation of certain contracts in connection with the restructuring of certain business functions.

     Remaining accrued liabilities related to the Company’s fiscal 2004 second quarter restructuring program are included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. The Company expects to pay or otherwise substantially settle the remaining accrued liabilities during the next nine months.

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

     Remaining accrued liabilities related to the Company’s fiscal 2003 second quarter restructuring program are included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. During the six months ended May 1, 2004, the Company recorded a reduction of $0.4 million to restructuring costs, primarily due to a lower than expected outcome related to outplacement costs. No other material changes in estimates were made to the fiscal 2003 second quarter restructuring accrual. The Company expects to pay or otherwise substantially settle the remaining accrued liabilities during fiscal year 2004.

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

     The following table summarizes the total restructuring costs incurred and charged to restructuring expense during the second quarter of fiscal year 2004 and the first and second quarters of fiscal year 2003, costs paid or otherwise settled, and the remaining unpaid or otherwise unsettled accrued liabilities (in thousands) as of May 1, 2004:

		Contract
	Severance	Terminations	Equipment
	and Benefits	and Other	Impairment	Total
Fiscal 2003 restructuring costs	$12,714	$2,425	$5,867	$21,006
Cash payments	(10,019)	(1,938)	—	(11,957)
Non-cash charges	(2,221)	—	(5,867)	(8,088)
Adjustments	(178)	—	—	(178)

Remaining accrued liabilities at October 25, 2003	296	487	—	783
Cash payments for 2003 restructuring	(21)	(186)	—	(207)
Adjustments for 2003 restructuring	(225)	(143)	—	(368)

Remaining accrued liabilities for 2003 restructuring	50	158	—	208

Fiscal 2004 second quarter restructuring costs	7,480	1,740	1,241	10,461
Cash payments for 2004 restructuring	(715)	(380)	—	(1,095)
Non-cash charges	—	—	(1,241)	(1,241)

Remaining accrued liabilities for 2004 restructuring	6,765	1,360	—	8,125

Total restructuring accrued liabilities at May 1, 2004	$6,815	$1,518	$—	$8,333

4.	Balance Sheet Details

     The following tables provide details of selected balance sheet items (in thousands):

	May 1,	October 25,
	2004	2003
Inventories, net:
Raw materials	$497	$893
Finished goods	3,557	3,068

Total	$4,054	$3,961

Property and equipment, net:
Computer equipment and software	$70,108	$71,887
Engineering and other equipment	109,123	104,544
Furniture and fixtures	3,895	3,882
Leasehold improvements	38,981	34,777
Land and building	30,000	—

	252,107	215,090
Less: Accumulated depreciation and amortization	(113,463)	(90,816)

Total	$138,644	$124,274

Other accrued liabilities:
Income taxes payable	$27,355	$30,815
Accrued warranty	4,209	3,723
Inventory purchase commitments	4,156	4,305
Accrued sales programs	12,730	7,946
Accrued restructuring	8,333	783
Accrued acquisition-related claim	6,943	—
Other	14,536	17,391

Total	$78,262	$64,963

     Leasehold improvements as of May 1, 2004 and October 25, 2003, are shown net of estimated asset impairments related to facilities lease losses (see Note 6).

     During the three months ended May 1, 2004, the Company recorded a $6.9 million charge for estimated settlement of a claim related to the acquisition of Rhapsody Networks, Inc. (Rhapsody). The estimated settlement amount was recorded based on the fair value of the shares of common stock to be issued to the former Rhapsody shareholders at $5.16 per share as of the date of the settlement agreement. As of May 1, 2004, the estimated settlement amount of $6.9 million was included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheet.

5.	Investments and Equity Securities

     The following tables summarize the Company’s investments and equity securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
May 1, 2004
U.S. government obligations	$452,568	$5,578	$(1,694)	$456,452
Corporate bonds and notes	76,422	32	(403)	76,051
Equity securities	694	50	—	744

Total	$529,684	$5,660	$(2,097)	$533,247

Reported as:
Short-term investments				$350,072
Other current assets				744
Long-term investments				182,431

Total				$533,247

October 25, 2003
U.S. government obligations	$409,045	$9,063	$(37)	$418,071
Corporate bonds and notes	57,649	27	(194)	57,482
Equity securities	694	—	(25)	669

Total	$467,388	$9,090	$(256)	$476,222

Reported as:
Short-term investments				$57,971
Other current assets				669
Long-term investments				417,582

Total				$476,222

     For the three months ended May 1, 2004 and April 26, 2003, as well as for the six months ended May 1, 2004 and April 26, 2003, total gains realized on the sale of investments or marketable equity securities were $0.2 million and zero, respectively. As of May 1, 2004 and October 25, 2003, net unrealized holding gains of $3.6 million and $8.8 million, respectively, were included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets.

     The following table summarizes the maturities of the Company’s investments in debt securities issued by United States government agencies, municipal government obligations, and corporate bonds and notes as of May 1, 2004 (in thousands):

	Amortized	Fair
	Cost	Value
Less than one year	$344,578	$350,072
Due in 1 – 2 years	55,957	55,788
Due in 2 – 3 years	128,455	126,643

Total	$528,990	$532,503

6.	Liabilities Associated with Facilities Lease Losses

Lease Termination Charge and Other, Net

     On November 18, 2003, the Company purchased a building located at its San Jose headquarters. This 194,000 square foot facility was previously leased, and certain unused portions of the facility were previously reserved and included in the facilities lease loss liability noted below. The total consideration for the building purchase was $106.8 million plus transaction costs, consisting of the purchase of land and building valued at $30.0 million and a lease termination fee of $76.8 million. The value of the land and building as of the purchase date was determined based on the estimated fair market value of the land and building. As a result of the building purchase, during the six months ended May 1, 2004, the Company recorded adjustments of $23.7 million to the previously recorded facilities lease loss reserve, deferred rent, and leasehold improvement impairments related to the purchased facility.

     During the six months ended May 1, 2004, the Company consolidated the engineering organization and development, test and interoperability laboratories into the purchased facilities and vacated other existing leased facilities. As a result, the Company recorded a charge of $20.9 million related to estimated facilities lease losses, net of expected sublease income, on the vacated facilities. These charges represented the fair value of the lease liability based on assumptions regarding the vacancy period, sublease terms, and the probability of subleasing this space. The assumptions that the Company used were based on market data, including the then current vacancy rates and lease activities for similar facilities within the area. Should there be changes in real estate market conditions or should it take longer than expected to find a suitable tenant to sublease the remaining vacant facilities, adjustments to the facilities lease losses reserve may be necessary in future periods based upon then current actual events and circumstances.

     The following table summarizes the activity related to the lease termination charge and other, net incurred in the six months ended May 1, 2004 (in thousands):

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

     The tax effect associated with the lease termination charges and other, net resulted in an increase of $32.4 million in long-term deferred tax assets and a decrease of $2.3 million in short-term deferred tax assets. As of May 1, 2004 and October 25, 2003, total short-term and long-term deferred tax assets were $292.9 million and $260.8 million, respectively.

Facilities Lease Losses Liability

     During the three months ended October 27, 2001, the Company recorded a charge of $39.8 million related to estimated facilities lease losses, net of expected sublease income, and a charge of $5.7 million in connection with the estimated impairment of certain related leasehold improvements. These charges represented the low-end of the then estimated range of $39.8 million to $63.0 million and may be adjusted upon the occurrence of future triggering events.

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

     As previously described, in November 2003 the Company purchased a previously leased building. In addition, the Company consolidated the engineering organization and development, test and interoperability laboratories into the purchased facilities and vacated other existing leased facilities. As a result, during the six months ended May 1, 2004, the Company recorded adjustments to the facilities lease loss reserve recorded in fiscal year 2001 described above, and recorded additional reserves in connection with the facilities consolidation.

     The following table summarizes the activity related to the facilities lease losses reserve, net of expected sublease income (in thousands), for the six months ended May 1, 2004:

Facilities
Lease Losses
Reserve balances at October 25, 2003	$24,277
Reversal of previously recorded lease loss reserve associated with building purchase	(16,933)
Additional reserve booked as a result of November 2003 facilities consolidation	20,855
Cash payments on facilities leases	(3,069)
Non-cash charges and other adjustments, net	240

Reserve balances at May 1, 2004	$25,370

     Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2010.

7.	Convertible Subordinated Debt

     On December 21, 2001, and January 10, 2002, the Company sold, in private placements pursuant to Section 4(2) of the Securities Act of 1933, as amended, $550 million in aggregate principal amount, two percent convertible subordinated notes due January 2007 (the notes or convertible subordinated debt). The initial purchasers purchased the notes from the Company at a discount of 2.25 percent of the aggregate principal amount. Holders of the notes may, in whole or in part, convert the notes into shares of the Company’s common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (aggregate of approximately 9.9 million shares based on outstanding debt of $433.7 million as of May 1, 2004) at any time prior to maturity on January 1, 2007. At any time on or after January 5, 2005, the Company may redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price
Beginning on January 5, 2005 and ending on December 31, 2005	100.80%
Beginning on January 1, 2006 and ending on December 31, 2006	100.40%
On January 1, 2007 and thereafter	100.00%

     The Company is required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Debt issuance costs of $12.4 million are being amortized over the term of the notes. The amortization of debt issuance costs will accelerate upon early redemption or conversion of the notes. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures. As of May 1, 2004, the remaining balance of unamortized debt issuance costs was $5.1 million.

     During the first quarter of fiscal year 2004, the Company repurchased on the open market $9.2 million in face value of its convertible subordinated debt. The Company paid an average of $0.93 on each dollar of face value for an aggregate purchase price of $8.6 million, which resulted in a pre-tax gain of $0.5 million for the first quarter of fiscal year 2004. There was no debt repurchased during the second quarter of fiscal year 2004. To date, the Company has repurchased a total of $116.3 million in face value of its convertible subordinated debt. As of May 1, 2004, the remaining balance outstanding of the convertible subordinated debt was $433.7 million.

     The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On April 30, 2004, the average bid and ask price on the Portal Market of the notes was 92.50, resulting in an aggregate fair value of approximately $401.2 million.

8.	Commitments and Contingencies

Leases

     The Company leases its facilities and certain equipment under various operating lease agreements expiring through August 2010. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $8.3 million as security for the leases. Future minimum lease payments under all non-cancelable operating leases as of May 1, 2004 were $89.6 million. In addition to base rent, many of the facilities lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.

     As of May 1, 2004, the Company had recorded $25.4 million in facilities lease loss reserves related to future lease commitments, net of expected sublease income (see Note 6).

Product Warranties

     The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience. The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the three months ended May 1, 2004 (in thousands):

Accrued
Warranty
Balance at October 25, 2003	$3,723
Liabilities accrued for warranties issued during the period	1,367
Warranty claims paid during the period	(285)
Changes in liability for pre-existing warranties during the period	(596)

Balance at May 1, 2004	$4,209

     In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of May 1, 2004, there have been no known events or circumstances that have resulted in an indemnification related liability to the Company.

Manufacturing and Purchase Commitments

     The Company has manufacturing agreements with Solectron Corporation (Solectron) and Hon Hai Precision Industry Co. (Foxconn) under which the Company provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to the Company’s customers. The required lead-time for placing orders with each of Solectron and Foxconn depends on the specific product. As of May 1, 2004, the Company’s aggregate commitment to Solectron and Foxconn for inventory components used in the manufacture of Brocade products was $50.1 million, net of purchase commitment reserves of $4.2 million, which the Company expects to utilize during future normal ongoing operations. The Company’s purchase orders placed with Solectron and Foxconn are cancelable, however if cancelled, the agreements with Solectron and Foxconn require the Company to purchase from Solectron and Foxconn all inventory components not returnable or usable by, or sold to, other customers of Solectron or Foxconn.

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

     On May 23, 2003, a suit captioned Vixel Corporation v. Brocade Communications Systems, Inc. was filed in the United States District Court for the Northern District of California. The complaint alleges that Brocade products infringe United States Patents Nos. 6,118,776; 6,470,007; and 6,185,203 relating to switching and Fibre Channel technologies. The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patents in the future. A case management conference is scheduled for July 2, 2004. The Company believes that it has meritorious defenses to the claims and intends to defend the action vigorously. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business or financial position and results of operations.

     On July 20, 2001, the first of a number of putative class actions for violation of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and certain of the underwriters for the Company’s initial public offering of securities. These cases were consolidated under the caption Chae v. Brocade Communications Systems, Inc. et al. The complaints generally alleged that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering. On March 1, 2002, the Court entered an order dismissing without prejudice all claims against the Company and its officers and directors named in the consolidated proceeding. On April 19, 2002, a consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation was filed making claims against the Brocade parties that are substantially similar to those alleged in the earlier case. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against the Brocade parties is one of a number of cases challenging underwriter practices in the initial public offerings of more than 300 cases. All of the cases have been coordinated for pretrial proceedings as In Re Initial Public Offering Securities Litigation, 21 MC 92(SAS). In October 2002, the individual defendants were dismissed without prejudice from the action, pursuant to a tolling agreement. On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against the Company. Subsequently, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. As of June 2004, a substantial majority of the issuer defendants, including Brocade, accepted the proposed settlement and are awaiting approval of the settlement by the Court.

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

     Revenues are attributed to geographic areas based on the location of the customer to which products are shipped. Domestic revenues include sales to certain OEM customers who take possession of Brocade products domestically and then distribute these products to their international customers. Domestic and international revenues were approximately 62 percent and 38 percent of total revenues, respectively, for the three months ended May 1, 2004 compared to 66 percent and 34 percent, respectively, for the three months ended April 26, 2003. Domestic and international revenues were approximately 63 percent and 37 percent of total revenues, respectively, for the six months ended May 1, 2003 compared to 67 percent and 33 percent, respectively, for the six months ended April 26, 2003. To date, service revenue has not exceeded 10 percent of total revenues. Identifiable assets located in foreign countries were not material as of May 1, 2004 and October 25, 2003. For the three months ended May 1, 2004 and April 26, 2003, three customers each represented greater than ten percent of the Company’s total revenues for combined totals of 68 percent and 72 percent of total revenues, respectively. For the six months ended May 1, 2004 and April 26, 2003, three and four customers each represented greater than ten percent of the Company’s total revenues for combined totals of 68 percent and 79 percent of total revenues, respectively.

10. Gain on Investments, net

     Net gain on investments for the three months ended May 1, 2004 and April 26, 2003 was $0.4 million and $0.2 million, respectively, and for the six months ended May 1, 2004 and April 26, 2003 was $0.6 million and $0.5 million, respectively. Net gain on investments for the three and six months ended May 1, 2004 and three months ended April 26, 2003 was related to the disposition of private strategic investments. Net gain on investments for the six months ended April 26, 2003 consisted of a gain of $2.5 million recorded in the three months ended January 25, 2003, that resulted from the acquisition by a third party of a non-publicly traded company in which Brocade had a minority equity investment. This gain was partially offset by an impairment charge of $2.2 million recorded during the three months ended January 25, 2003, that resulted from an other-than-temporary decline in the estimated fair value of a minority equity investment in a different non-publicly traded company. The impairment charge reduced the carrying value of the Company’s investment to zero, which is the estimated fair value.

11. Net Loss per Share

     The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	May 1,	April 26,	May 1,	April 26,
	2004	2003	2004	2003
Net loss	$(1,978)	$(146,017)	$(38,737)	$(152,907)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	259,765	255,670	259,023	245,400
Less: Weighted-average shares of common stock subject to repurchase	(500)	(983)	(492)	(608)

Weighted-average shares used in computing basic net loss per share	259,265	254,687	258,531	244,792
Dilutive effect of potential common shares	—	—	—	—

Weighted-average shares used in computing diluted net loss per share	259,265	254,687	258,531	244,792

Basic and diluted net loss per share	$(0.01)	$(0.57)	$(0.15)	$(0.62)

     For the three and six months ended May 1, 2004 and April 26, 2003, stock options outstanding of 46.6 million and 15.3 million shares, respectively, were antidilutive as the Company had net losses for the periods, and therefore, not included in the computation of diluted earnings per share. In addition, for the three and six months ended May 1, 2004 and April 26, 2003, potential common shares of 9.9 million and 12.6 million common shares, respectively, resulting from the potential conversion of the Company’s convertible subordinated debt were antidilutive and therefore not included in the computation of diluted earnings per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements. These forward-looking statements include predictions regarding our future:

•	revenues and profits, including average selling price per port and number of ports shipped;
•	gross margin;
•	new products and market opportunity;
•	customer concentration;
•	research and development expenses;
•	sales and marketing expenses;
•	general and administrative expenses;
•	pricing and cost reduction activities;
•	income tax provision and effective tax rate;
•	realization of deferred tax assets;
•	cash flows from employee participation in employee stock programs;
•	liquidity and sufficiency of existing cash, cash equivalents, and short-term investments for near-term requirements;
•	purchase commitments;
•	technology and products;
•	outcomes of pending or threatened litigation; and
•	financial condition and results of operations as a result of recent accounting pronouncements.

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

Results of Operations

     The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

	Three Months Ended		Six Months Ended
	May 1,	April 26,	May 1,	April 26,
	2004	2003	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	44.7	46.0	44.9	46.2

Gross margin	55.3	54.0	55.1	53.8

Operating expenses:
Research and development	25.8	27.9	26.1	26.9
Sales and marketing	18.7	24.4	18.4	24.7
General and administrative	4.2	4.1	4.1	4.0
Settlement of an acquisition-related claim	4.8	0.0	2.4	0.0
Amortization of deferred stock compensation	0.1	0.2	0.1	0.1
In-process research and development	0.0	103.0	0.0	53.1
Restructuring costs	7.1	8.3	3.4	8.3
Lease termination charge and other, net	0.0	0.0	26.0	0.0

Total operating expenses	60.7	167.9	80.5	117.1

Loss from operations	(5.4)	(113.9)	(25.4)	(63.3)
Interest and other income, net	3.1	3.8	3.1	3.9
Interest expense	(2.0)	(2.6)	(1.9)	(2.6)
Gain on repurchases of convertible subordinated debt	0.0	0.0	0.2	0.0
Gain on investments, net	0.3	0.1	0.1	0.2

Loss before benefit from income taxes	(4.0)	(112.6)	(23.9)	(61.8)
Income tax benefit	(2.6)	(1.1)	(10.6)	(1.6)

Net loss	(1.4)%	(111.5)%	(13.3)%	(60.2)%

     Revenues. Our revenues are derived primarily from sales of our SilkWorm family of products. Our SilkWorm products, which range in size from 8 ports to 128 ports, connect servers and storage devices creating a SAN. Each server or storage device typically uses multiple ports to connect to the SAN. The second quarter of fiscal year 2004 consisted of 14 weeks, which is one week more than a typical quarter. Net revenues for the three months ended May 1, 2004 were $145.6 million, an increase of 11 percent compared with net revenues of $130.9 million for the three months ended April 26, 2003. This increase in net revenues for the period reflects a 38 percent increase in the number of ports shipped, partially offset by a 21 percent decline in average selling price per port. Net revenues for the six months ended May 1, 2004 were $290.6 million, an increase of 14 percent compared with net revenues of $254.1 million for the six months ended April 26, 2003. This increase in net revenues for the period reflects a 47 percent increase in the number of ports shipped, partially offset by a 23 percent decline in average selling price per port. We believe the increase in the number of ports shipped for the three and six months ended May 1, 2004 reflects higher demand for our products as end-users continue to consolidate storage and server infrastructures using SANs, expand existing SANs to support more applications, and deploy SANs in new environments. In addition, during the quarter ended May 1, 2004, we introduced and began shipping a number of new products and we believe some of the increase in ports shipped reflects the initial stocking by our OEM customers of these new products.

     We expect the number of ports shipped to fluctuate depending on the demand for our existing and recently introduced products as well as the timing of product transitions by our OEM customers. We also expect that average selling price per port will likely continue to decline at rates similar to those noted above as a result of continued competition in the SAN industry.

     Domestic and international revenues were approximately 62 percent and 38 percent of total revenues, respectively, for the three months ended May 1, 2004, compared to 66 percent and 34 percent, respectively, for the three months ended April 26, 2003. Domestic and international revenues were approximately 63 percent and 37 percent of total revenues, respectively, for the six months ended May 1, 2004, compared to 67 percent and 33 percent, respectively, for the six months ended April 26, 2003. Historically, domestic revenues have been between 60 percent and 75 percent of total revenues. International revenues, which primarily consisted of sales to customers in Western Europe and the greater Asia Pacific region, have increased primarily as a result of faster growth in the Asia Pacific region. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM customers.

     A significant portion of our revenues is concentrated among a relatively small number of customers. For the three months ended May 1, 2004 and April 26, 2003, three customers each represented greater than ten percent of our total revenues for combined totals of 68 percent and 72 percent of total revenues, respectively. For the six months ended May 1, 2004 and April 26, 2003, three customers and four customers, respectively, each represented greater than ten percent of our total revenues for combined totals of 68 percent and 79 percent of total revenues, respectively. We expect that a significant portion of our future revenues will continue to come from sale of products to a relatively small number of customers. Therefore, the loss of, or a decrease in the level of sales to, any one of these customers could seriously harm our financial condition and results of operations.

     Gross margin. Gross margin for the three months ended May 1, 2004 was 55.3 percent, compared with 54.0 percent for the three months ended April 26, 2003. Gross margin for the six months ended May 1, 2004 was 55.1 percent, compared with 53.8 percent for the three months ended April 26, 2003. Cost of goods sold consists of product costs, which are variable, and manufacturing operations costs, which are generally fixed. For the three months ended May 1, 2004 as compared to the three months ended April 26, 2003, product costs relative to net revenues decreased by 0.7% due to decreases in component and manufacturing costs. Manufacturing operations costs relative to net revenues decreased by 0.6% principally due to increases in net revenues. For the six months ended May 1, 2004 as compared to the six months ended April 26, 2003, product costs relative to net revenues decreased by 0.3% also primarily due to lower component and manufacturing costs. Manufacturing operations costs relative to net revenues decreased by 1.0% principally due to the increase in net revenues.

     Gross margin is primarily affected by average selling price per port, number of ports shipped, and cost of goods sold. We expect that average selling price per port for our products will likely continue to decline in the future at rates similar to those noted in the periods covered by this Quarterly Report as a result of continuing competitive pricing pressures and new product introductions by us or our competitors. We believe that we have the ability to mitigate the effect of declines in average selling price per port on gross margins through our product and manufacturing operations cost reductions. During fiscal year 2003, the average selling price per port began to decline at a higher than historical rate. To the extent that this dynamic continues, we may not be able to reduce our costs fast enough to prevent a decline in our gross margins. In addition, we must also maintain or increase current volume of ports shipped to maintain our current gross margins. If we are unable to offset future reductions of average selling price per port with reduced product and manufacturing costs, or if as a result of future reductions in average price per port our revenues do not grow, our gross margins may be negatively affected.

     We introduced several new products in the second quarter of fiscal year 2004 and expect to introduce additional new products in the future. As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, and provide sufficient supplies of new products to meet customer demands. Our gross margins will be adversely affected if we fail to successfully manage the introductions of these new products.

     Research and development expenses. Research and development (R&D) expenses consist primarily of salaries and related expenses for personnel engaged in engineering and R&D activities; fees paid to consultants and other outside service providers; nonrecurring engineering charges; prototyping expenses related to the design, development, testing and enhancement of our products; depreciation related to engineering and other test equipment; and IT and facilities expenses. The second quarter of fiscal year 2004 consisted of 14 weeks, which is one week more than a typical quarter.

     For the three months ended May 1, 2004, R&D expenses increased by $1.1 million, or three percent, to $37.6 million as compared with $36.5 million for the three months ended April 26, 2003. This increase is primarily due to a $1.0 million increase in overhead expenses associated with the extra week and a $1.4 million increase in expenses related to new product development, which were offset by a decrease of $1.0 million in facilities expenses due to savings from our building purchase.

     For the six months ended May 1, 2004, R&D expenses increased by $7.3 million, or 11 percent, to $75.7 million as compared with $68.4 million for the six months ended April 26, 2003. This increase is primarily due to a $5.4 million increase in expenses related to new product development and a $2.5 million increase in salaries and related expenses, offset by a $1.3 million decrease in facilities expenses due to savings from our building purchase. The increase in salaries and related expenses reflects the effects of both the extra week in the second quarter of fiscal 2004 and our acquisition of Rhapsody Networks, Inc. (Rhapsody) in January 2003.

     We currently anticipate that R&D expenses for the three months ending July 31, 2004 will remain relatively consistent with the three months ended May 1, 2004 on an absolute dollars basis as we will not have the incremental spending associated with the extra week during the second quarter of fiscal year 2004 and we expect savings from our restructuring programs, offset by increased product development expenses.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses. The second quarter of fiscal year 2004 consisted of 14 weeks, which is one week more than a typical quarter.

     Sales and marketing expenses for the three months ended May 1, 2004 decreased by $4.7 million, or 15 percent, to $27.2 million as compared with $32.0 million for the three months ended April 26, 2003. This decrease is primarily due to a $4.4 million decrease in travel and marketing program expenses resulting from various cost-cutting actions, partially offset by a $0.6 million increase in salaries and related expenses associated with the extra week in the second quarter of fiscal year 2004.

     For the six months ended May 1, 2004, sales and marketing expenses decreased by $9.2 million, or 15 percent, to $53.6 million as compared with $62.7 million for the six months ended April 26, 2003. This decrease is primarily due to a $6.0 million decrease in travel and marketing program expenses resulting from various cost-cutting actions and a $3.2 million decrease in salaries and related expenses, which reflects both the effect of the headcount reduction that occurred in the first and second quarters of fiscal year 2003, partially offset by the extra week in the second quarter of fiscal year 2004.

     We currently anticipate that sales and marketing expenses for the three months ending July 31, 2004 will decrease on an absolute dollar basis as we will not have the incremental spending associated with the extra week during the second quarter of fiscal year 2004, and we expect savings from our restructuring programs.

     General and administrative expenses. General and administrative (G&A) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, accounting and professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses. The second quarter of fiscal year 2004 consisted of 14 weeks, which is one week more than a typical quarter.

     G&A expenses for the three months ended May 1, 2004 increased by $0.8 million, or 14 percent, to $6.1 million as compared with $5.3 million for the three months ended April 26, 2003. For the six months ended May 1, 2004, G&A expenses increased by $1.5 million, or 15 percent, to $11.8 million as compared with $10.3 million for the six months ended April 26, 2003. For the three and six months ended May 1, 2004, the increase in G&A expenses is primarily due to increased salaries and related expenses as a result of the extra week in the second quarter of fiscal year 2004 as well as an increase in personnel.

     We currently anticipate that G&A expenses for the three months ending July 31, 2004 will decrease on an absolute dollar basis as we will not have the incremental spending associated with the extra week during the second quarter of fiscal year 2004 and we expect savings from our restructuring programs.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation was $0.1 million and $0.2 million for the three months ended May 1, 2004 and April 26, 2003, respectively, and $0.3 million for each of the six months ended May 1, 2004 and April 26, 2003. In the second quarter of fiscal year 2003, we recorded $1.7 million of deferred stock compensation in connection with our acquisition of Rhapsody. The $1.7 million of deferred stock compensation represented the intrinsic value of unvested restricted common stock and assumed stock options, and is being amortized over the respective remaining service periods on a straight-line basis. As of May 1, 2004, the remaining unamortized balance of this deferred stock compensation was $0.4 million. In addition, in the second quarter of fiscal year 2004, we recorded $1.4 million of deferred stock compensation in connection with restricted stock award grants to certain employees. As of May 1, 2004, the remaining unamortized balance of this deferred stock compensation was $1.2 million. Amortization of deferred stock compensation for the six months ended April 26, 2003 consisted of deferred stock compensation related to the Rhapsody acquisition and grant of certain stock options to employees during the year ended October 31, 1999, which resulted in deferred stock compensation of $5.1 million. As of January 25, 2003, all of the $5.1 million previously recorded deferred stock compensation had been fully amortized.

     Settlement of an acquisition-related claim. In connection with our acquisition of Rhapsody, we agreed to issue up to an additional 2.9 million shares of our common stock if the Rhapsody business successfully completed specified product milestones by November 30, 2003. As disclosed in our Form 10-K for the fiscal year ended October 25, 2003 and Form 10-Q for the quarter ended January 24, 2004, we did not issue the additional 2.9 million shares because we believe that the specified product milestones were not met. Subsequently, we agreed to settle the claim rather than engage in a costly and protracted arbitration. As a result, we have recorded a $6.9 million charge in the second quarter of fiscal year 2004 and will issue 1.3 million shares of common stock to the former Rhapsody shareholders in exchange for a release of claims. As of May 1, 2004, the estimated settlement amount of $6.9 million was included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheet.

     In-process research and development. On January 27, 2003, we completed our acquisition of Rhapsody, a provider of next-generation intelligent switching platforms. As of the acquisition date, Rhapsody was a development stage company that had no recognized revenue and a core technology that required substantial additional resources to bring it to technological feasibility. As a result, the acquisition was accounted for as an asset purchase and the total purchase price of $138.5 million was allocated to the assets acquired, liabilities assumed, and acquired in-process R&D based on their respective fair values. The excess of purchase price over the fair value of net assets received was allocated to acquired in-process R&D and acquired non-monetary assets on a pro-rata basis. Acquired in-process R&D of $134.9 million was expensed during the three months ended April 26, 2003 because it had not yet reached technological feasibility and had no alternative future use. No acquired in-process R&D was recorded in any of the other periods presented. As of May 1, 2004, the development of this technology has been completed and we are beginning to generate revenues related to this technology.

     Restructuring costs. During the three months ended May 1, 2004, we implemented a restructuring plan, which was designed to optimize our business model to drive improved profitability. The plan encompassed organizational changes including a reduction in force. Accordingly, we recorded $10.5 million in restructuring costs consisting of severance and benefit charges, equipment impairment charges, and contract termination and other charges. Restructuring costs for the six months ended May 1, 2004, were $10.1 million and include a reduction of $0.4 million to restructuring costs related to our other previously recorded restructuring liability, primarily due to a lower than expected outcome related to outplacement costs (see Note 3, “Restructuring Costs,” of the Notes to Condensed Consolidated Financial Statements). As a result of this restructuring, we expect initial cost savings of $3 million to $4 million in the third quarter of fiscal year 2004, which is primarily headcount related. However, we expect this savings to be offset by planned incremental spending in research and development in fiscal year 2004. We also expect to realize additional savings in future quarters.

     During the three months ended April 26, 2003, we reevaluated certain aspects of our business model and completed a program to restructure and reorganize certain business operations and to reduce our expense structure. The restructuring program included a workforce reduction of approximately nine percent, primarily in the sales, marketing, and engineering organizations. In addition, as a result of the restructuring, certain assets associated with reorganized or eliminated functions were determined to be impaired. Accordingly, during the three months ended April 26, 2003, we recorded restructuring costs of $10.9 million. Restructuring costs for the six months ended April 26, 2003, were $21.0 million and include $10.1 million in restructuring costs incurred in connection with a company-wide restructuring program affected during the three months ended January 25, 2003 (see Note 3, “Restructuring Costs” of the Notes to Condensed Consolidated Financial Statements).

     Lease termination charge and other, net. During the three months ended January 24, 2004, we purchased a previously leased building located at our San Jose headquarters for $106.8 million in cash plus transaction costs, consisting of the purchase of land and building valued at $30.0 million and a lease termination fee of $76.8 million. The 194,000 square foot facility, which houses our engineering organization and development, test and interoperability laboratories, was previously leased. As a result of the building purchase, during the first quarter of fiscal year 2004, we recorded adjustments to the previously recorded facilities lease loss reserve and recorded a charge of $75.6 million primarily related to lease termination, facilities consolidation and other associated costs (see Note 6, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Condensed Consolidated Financial Statements). No lease termination charge was recorded in any of the other periods presented. As a result of the building purchase, we expect to reduce our operating expenses in fiscal year 2004 by approximately $4 million to $6 million.

     Interest and other income, net. Net interest and other income was $4.6 million and $4.9 million for the three months ended May 1, 2004 and April 26, 2003, respectively, and $9.2 and $9.9 million for the six months ended May 1, 2004 and April 26, 2003, respectively. The decrease for both the three and six months ended May 1, 2004 compared with the three and six months ended April 26, 2003 was primarily the result of lower interest rates and decreased average cash and investment balances. The decreases in our cash and investment balances were primarily related to the purchase of a building at our San Jose headquarters and the repurchases of our two percent convertible subordinated notes due 2007 (the notes or convertible subordinated debt) in the six months ended May 1, 2004.

     Interest expense. Interest expense was $2.9 million and $3.4 million for the three months ended May 1, 2004 and April 26, 2003, respectively, and $5.6 million and $6.7 million for the six months ended May 1, 2004 and April 26, 2003, respectively. Interest expense primarily represents the interest cost associated with our convertible subordinated debt. The decrease for both the three and six months ended May 1, 2004 compared with the three and six months ended April 26, 2003 was primarily the result of the repurchases of our convertible subordinated debt, resulting in a lower debt outstanding as of May 1, 2004. The balance outstanding of our convertible subordinated debt as of May 1, 2004 and April 26, 2003 was $433.7 million and $550.0 million, respectively.

     Gain on repurchases of convertible subordinated debt. During the three months ended January 24, 2004, we repurchased on the open market $9.2 million in face value of our convertible subordinated debt. We paid an average of $0.93 on each dollar of face value for an aggregate purchase price of $8.6 million, which resulted in a pre-tax gain of $0.5 million for the six months ended May 1, 2004. There were no repurchases of convertible subordinated debt in any of the other periods presented.

     Income tax benefit. Our effective tax rate for the three months ended May 1, 2004 was a benefit of 65.6 percent, compared with a benefit of 0.9 percent for the three months ended April 26, 2003. Our effective tax rate for the six months ended May 1, 2004 was a benefit of 44.2 percent, compared with a benefit of 2.7 percent for the six months ended April 26, 2003. The effective tax rate in the three and six months ended May 1, 2004 was impacted by certain non-routine events, including a lease termination, facilities consolidations and a reduction in force. Additionally, our effective tax rate reflects the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. To the extent that international revenues and earnings differ from those historically achieved, a factor largely influenced by the buying behavior of our OEM partners, or if unfavorable changes in tax laws and regulations or other non-routine events that are not deductible occur, our effective tax rate may be impacted.

Liquidity and Capital Resources

     Cash, cash equivalents, short-term investments and long-term investments were $760.1 million as of May 1, 2004. For the six months ended May 1, 2004, we used $20.2 million in cash from operating activities, primarily due to our operating net loss for the six months ended May 1, 2004, which includes lease termination, facilities lease losses and other related charges. Days sales outstanding in accounts receivable for the six months ended May 1, 2004 was 52 days, compared with 47 days for the six months ended April 26, 2003.

     Net cash used in investing activities for the six months ended May 1, 2004 totaled $106.2 million and was the result of $64.7 million in net purchases of short and long-term investments and $41.5 million invested in capital equipment, including $30.0 million for building purchase at our San Jose headquarters. Net cash used in financing activities for the six months ended May 1, 2004 was $5.9 million, and was the result of repurchases of our convertible subordinated debt, partially offset by net proceeds from the issuance of common stock related to employee participation in employee stock programs and exercises of stock options of $11.7 million.

     Net proceeds from the issuance of common stock related to employee participation in employee stock programs have historically been a significant component of our liquidity. The extent to which our employees participate in these programs generally increases or decreases based upon changes in the market price of our common stock. As a result, our cash flows resulting from the issuance of common stock related to employee participation in employee stock programs will vary. However, due to our voluntary stock option exchange program, which was completed in July 2003, we do not expect to generate significant cash flow from the issuance of common stock related to the employee participation in employee stock programs during fiscal year 2004 unless our future common stock price exceeds $6.54 per share.

     We have manufacturing agreements with Solectron Corporation (Solectron) and Hon Hai Precision Industry Co. (Foxconn) under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. The required lead-time for placing orders with each of Solectron and Foxconn depends on the specific product. As of May 1, 2004, our aggregate commitment to Solectron and Foxconn for inventory components used in the manufacture of Brocade products was $50.1 million, net of purchase commitment reserves of $4.2 million, which we expect to utilize during future normal ongoing operations. Although the purchase orders we place with Solectron and Foxconn are cancelable, the terms of the agreements require us to purchase from Solectron and Foxconn all inventory components not returnable or usable by, or sold to other customers of Solectron or Foxconn.

     On December 21, 2001, and January 10, 2002, we sold $550 million in aggregate principal amount of our convertible subordinated debt (see Note 7, “Convertible Subordinated Debt,” of the Notes to Condensed Consolidated Financial Statements). Holders of the notes may, in whole or in part, convert the notes into shares of our common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (aggregate of approximately 9.9 million shares based on outstanding debt of $433.7 million as of May 1, 2004) at any time prior to maturity on January 1, 2007. At any time on or after January 5, 2005, we may redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price
Beginning on January 5, 2005 and ending on December 31, 2005	100.80%
Beginning on January 1, 2006 and ending on December 31, 2006	100.40%
On January 1, 2007 and thereafter	100.00%

     We are required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Debt issuance costs of $12.4 million are being amortized over the term of the notes. The amortization of debt issuance costs will accelerate upon early redemption or conversion of the notes. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures. As of May 1, 2004, the remaining balance of unamortized debt issuance costs was $5.1 million.

     During the three months ended January 24, 2004, we repurchased on the open market $9.2 million in face value of our convertible subordinated debt. We did not repurchase any of our convertible subordinated debt during the three months ended May 1, 2004. To date, we have repurchased a total of $116.3 million in face value of our convertible subordinated debt. As of May 1, 2004, the remaining balance outstanding of the convertible subordinated debt was $433.7 million.

     On November 18, 2003, we purchased a previously leased building located at our San Jose headquarters, and issued a $1.0 million guarantee as part of the purchase agreements.

     The following table summarizes our contractual obligations (including interest expense) and commitments as of May 1, 2004 (in thousands):

		Less than				After
	Total	1 year		1 – 3 years		3 years
Contractual Obligations:
Convertible subordinated debt, including interest	$459,750		$8,675		$451,075		$—
Non-cancelable operating leases	89,613		18,171		27,842		43,600
Unconditional purchase obligations, gross	54,264		54,264		—		—

Total contractual cash obligations	$603,627		$81,110		$478,917		$43,600

Other Commitments:
Standby letters of credit	$8,343	$	n/a	$	n/a	$	n/a

Guarantee	$1,015	$	n/a	$	n/a	$	n/a

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

Critical Accounting Policies and Estimates

     Our discussion and analysis of financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an on-going basis, our estimates and judgments, including those related to sales returns, bad debts, excess inventory and purchase commitments, investments, warranty obligations, restructuring costs, lease losses, income taxes, and contingencies and litigation. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

     Revenue recognition, and allowances for sales returns, sales programs, and doubtful accounts. Product revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable, and collection is probable. However, for newly introduced products, many of our large OEM customers require a product qualification period during which our products are tested and approved by the OEM customer for sale to their customers. Revenue recognition, and related cost, is deferred for shipments to new OEM customers and for shipments of newly introduced products to existing OEM customers until satisfactory evidence of completion of the product qualification has been received from the OEM customer. Revenue from sales to our master resellers customers is recognized in the same period in which the actual sell-through occurred.

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

     Our multiple-element product offerings include computer hardware and software products, and support services. We also sell certain software products and support services separately. Our software products are essential to the functionality of our hardware products and are, therefore, accounted for in accordance with Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended. We allocate revenue to each element based upon vendor-specific objective evidence (VSOE) of the fair value of the element or, if VSOE is not available, by application of the residual method. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. Changes in the allocation of revenue to each element in a multiple element arrangement may affect the timing of revenue recognition.

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

Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 in the fourth quarter ended October 25, 2003 and the adoption did not have any effect on the Company’s financial position, results of operations, or cash flows.

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

     As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, and provide sufficient supplies of new products to meet customer demands. When we introduce new products and product enhancements, we face numerous risks relating to product transitions, including the inability to accurately forecast demand, excess inventories of older products, product and software defects, and different sales and support requirements due to the complexity of these new products. For example, during the second quarter of fiscal year 2004, we introduced and began shipping new director switch and server products. If we fail to successfully manage the transition to these new products or if the products do not achieve market acceptance, our business and financial results will be adversely affected. For instance, during the fourth quarter of fiscal year 2001, we recorded charges to cost of revenues of $7.7 million primarily associated with the accrual of purchase commitments for excess inventory components related to a transition of product offerings from 1 to 2 Gigabit per second (Gbit/sec) technology.

Our success depends on our ability to achieve market acceptance for our recently introduced Silkworm Fabric Application Platform product family, and our ability to develop other new and enhanced products that achieve widespread market acceptance.

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

     For example, we recently introduced, and intend to continue to make substantial investments in, new products for our Silkworm Fabric Application Platform product family. The first product in the Silkworm Fabric Application Platform product family that we announced for general availability is the Silkworm Multiprotocol Router. Our success with the Silkworm Multiprotocol Router and the subsequent products in the Silkworm Fabric Application Platform product family will depend on the market acceptance of these products as well as the extent to which our OEM partners develop applications for the product family. The success of these new products is subject to risks and uncertainties including our ability to produce these products in a timely manner, our ability to produce these products in the volume and with the performance and feature set required by customers, market acceptance of these products by both end-users and our OEM partners, and the availability of applications developed by our OEM partners and other application developers for these products. We cannot be certain that these new products will be successfully developed or achieve market acceptance. In addition, we cannot be certain that our OEM partners or other application developers will develop applications for these products in a timely manner, if at all, or if applications that are developed will meet end-user requirements. If these new products do not achieve market acceptance, our business will be adversely affected.

     Our future success also depends upon our ability to address the rapidly changing needs of our customers by developing and introducing high-quality, cost-effective products and product enhancements on a timely basis, and by keeping pace with technological developments and emerging industry standards. We expect to launch new products and product enhancements during the next year that will further expand the market opportunity for our products. We expect that our future revenue growth will be dependent on the success of our current line of products, new product enhancements, and the continued development of new products. In the past we have experienced delays in product development. Such delays could occur in the future. If we are unable to timely introduce and make generally available our new products, our business and results of operations could be harmed.

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

     We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, finance, and operations personnel, and on the ability of management to operate effectively, both individually and as a group. We have experienced difficulty in hiring qualified ASIC, software, system and test, sales and marketing, key management, and customer support personnel. In addition, our recent reductions in force could potentially make attracting and retaining qualified employees more difficult in the future. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively affect our ability to sell, our products.

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

     Our quarterly and annual revenues and operating results may vary significantly in the future due to a number of factors, any of which may cause our stock price to fluctuate. Factors that may affect the predictability of our annual and quarterly results include, but are not limited to, the following:

•	changes in general economic conditions, specifically in the information technology industry;
•	the timing of customer orders, product qualifications, and product introductions of our OEM partners;
•	disruptions or downturns in general economic activity resulting from terrorist activity and armed conflict;
•	announcements, introductions, and transitions of new products by us and our competitors;
•	average selling price per port for our products, which is likely to continue to decline in the future as a result of competitive pricing pressures or new product introductions by us or our competitors;
•	the ability of new competitors to enter the market and effectively compete against us;
•	deferrals of customer orders in anticipation of new products, services, or product enhancements introduced by us or our competitors;
•	our ability to obtain sufficient supplies of sole- or limited-sourced components, including ASICs, microprocessors, certain connectors, certain logic chips, and programmable logic devices;
•	increases in prices of components used in the manufacture of our products;
•	our ability to attain and maintain production volumes and quality levels;
•	variations in the mix of our products sold and the mix of distribution channels through which they are sold;
•	pending or threatened litigation; and
•	legislation and regulatory developments.

     Accordingly, the results of any prior periods should not be relied upon as an indication of future performance. It is possible that in some future quarter our revenues or operating results will not meet the expectations of stock market analysts or investors, and our stock price will decline.

Increased market competition may lead to reduced sales of our products, reduced margins, reduced profits, and reduced market share.

     The market for SAN solutions is becoming more competitive and subject to rapid technological change. Increased competition has in the past resulted in greater pricing pressures, reduced sales, reduced margins, reduced profits, and reduced market share. Currently, we believe that we principally face competition from providers of Fibre Channel switching products for interconnecting servers and storage. These competitors include Cisco Systems, Computer Network Technology Corporation, McDATA Corporation, and Qlogic Corporation.

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

We depend on OEM partners for a majority of our revenues, and the loss of any of these OEM partners could significantly reduce our revenues and negatively affect our financial results.

     We depend on recurring purchases from a limited number of large OEM partners for the majority of our revenue. Our agreements with our OEM partners are typically cancelable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. For the fiscal quarter ended May 1, 2004, three customers each represented greater than ten percent of our total revenues for a combined total of 68 percent. We anticipate that our revenues and operating results will continue to depend on sales to a relatively small number of customers. The loss of any one significant customer, or a decrease in the level of sales to any one significant customer, or unsuccessful negotiation on major terms and conditions of purchase orders placed during a quarter, could seriously harm our financial condition and results of operations.

     In addition, some of our OEM partners purchase our products for their inventories in anticipation of customer demand. Others require that we maintain inventories of our products in hubs adjacent to their manufacturing facilities and purchase our products only as necessary to fulfill immediate customer demand. If more of our OEM partners adopt the hub model, their ordering patterns may become less predictable, particularly as they transition into that model. Consequently, changes in ordering pattern may affect both the timing and volatility of our reported revenues. In addition, we may be exposed to higher risks of obsolete or excess inventories.

The prices of our products have declined in the past, and we expect the price of our products to continue to decline, which would reduce our revenues, gross margins, and profitability.

     The average selling price per port for our products has declined in the past, and we expect it to continue to decline in the future as a result of changes in product mix, competitive pricing pressures, increased sales discounts, marketing programs, new product introductions by us or our competitors, or other factors. For example, during the second quarter of fiscal year 2004, we introduced and began shipping new director switch and server products. It will take some time for us to be able to determine the impact that these new products will have on our total revenues, gross margins and overall profitability. If we are unable to offset any negative impact that changes in product mix, competitive pricing pressures, increased sales discounts, enhanced marketing programs, new product introductions by us or our competitors, or other factors may have on us by increasing the number of ports shipped or reducing product manufacturing cost, our total revenues and gross margins will decline.

     In addition, to maintain our gross margins we must maintain or increase the number of ports shipped, develop and introduce new products and product enhancements, and continue to reduce the manufacturing cost of our products. Failure to reduce the manufacturing cost of our products in response to declines in average selling price per port would result in a further decline in our gross margins. Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, we could incur losses, our operating results and gross margins would be below our expectations and the expectations of investors and stock market analysts, and our stock price could be negatively affected.

Our revenues may be affected by changes in IT spending levels.

     Unfavorable economic conditions and reduced global IT spending rates have adversely affected our operating results and led to a decline in our growth rates. Although general economic conditions are improving, we are unable to predict if this improvement in general economic conditions will be sustained, and when IT spending rates will improve, if at all. Furthermore, even if IT spending rates improve, we cannot be certain that the market for SAN solutions will be positively impacted. If there are further reductions in either domestic or international IT spending rates, or if IT spending rates do not improve, our revenues, operating results and financial condition may be adversely affected.

     Our storage networking products are sold as part of storage systems and subsystems. As a result, the demand for our storage networking products has historically been affected by changes in storage requirements associated with growth related to new applications and an increase in transaction levels. Although in the past we have experienced historical growth in our business as enterprise-class customers have adopted SAN technology, demand for SAN products in the enterprise-class sector continues to be adversely affected by the effects of the weakened economy in recent periods, and because larger businesses are focusing on more efficiently using their existing IT infrastructure rather than making new equipment purchases. If weakened IT spending levels persist, and new products improve our customers’ ability to utilize their existing storage infrastructure, the demand for SAN products may decline. If this occurs, our financial condition and results of operations will be harmed.

Failure to manage distribution channels and other customer relationships could negatively affect the demand for our products and reduce our revenues.

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

     Our OEM partners must evaluate and qualify our products for a limited time period before they begin to market and sell them. Assisting these distribution partners through the evaluation process requires significant sales, marketing, and management efforts on our part, particularly if our products are being qualified with multiple distribution partners at the same time. In addition, once our products have been qualified, our customer agreements have no minimum purchase commitments. We may not be able to effectively maintain or expand our distribution channels, manage distribution relationships successfully, or market our products through distribution partners. Our failure to manage successfully our distribution relationships or the failure of our distribution partners to sell our products could reduce our revenues. In addition, our ability to respond to the needs of our distribution partners in the future may depend on third parties producing complementary products and applications for our products. If we fail to respond to the needs of these groups, our business and operating results could be harmed.

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

     Our ability to successfully implement our business plan, develop and offer products, and manage our business in a rapidly evolving market requires a comprehensive and effective planning and management process. We continue to change the scope of our operations domestically and internationally, including managing our headcount appropriately. During fiscal year 2003 and the second quarter of fiscal year 2004, we completed programs to restructure certain business operations that included workforce reductions and structural cost reductions. If we do not properly manage these cost and headcount reductions, our ability to generate revenue or to produce and sell products could be harmed. Changes in our business, headcount, organizational structure and relationships with customers and other third parties has placed, and will continue to place, a significant strain on management systems and resources. Our failure to continue to improve upon our operational, managerial, and financial controls, enterprise-wide management information and reporting systems, and procedures, and our failure to continue to train and manage our workforce worldwide, could seriously harm our business and financial results.

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

     We completed our acquisition of Rhapsody on January 27, 2003. As part of our strategy, we expect to continue to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. We may buy other businesses, products, or technologies in the future. In the event of any future purchases, we could:

•	issue stock, or assume stock option plans that would dilute our current stockholders’ percentage ownership;
•	use cash, which may result in a reduction of our liquidity;
•	incur debt; or
•	assume liabilities.

     These purchases also involve numerous risks, including:

•	problems combining the purchased operations, technologies, personnel or products;
•	unanticipated costs, litigation and other contingent liabilities;
•	diversion of management’s attention from our core business;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with entering into markets in which we have no, or limited, prior experience; and
•	potential loss of key employees of acquired organizations.

     We may not be able to successfully integrate any businesses, products, technologies, or personnel that we might acquire, or to realize expected benefits of acquisitions that we may undertake in the future.

We may not be able to attain profitability.

     While we may be profitable for individual quarters during fiscal year 2004, we do not expect to attain profitability for the fiscal year 2004 in aggregate, and may not be able to attain profitability at all in the future. We expect to incur significant costs and expenses for product development, sales and marketing, and customer support. We make investment decisions based upon anticipated revenues and margins. If these anticipated revenues and margins do not materialize, our future profitability could be adversely affected. We also make operating decisions, such as our recent purchase of a 194,000 square foot building located at our San Jose headquarters, based on our anticipated future expansion. We expect our building purchase to adversely affect our earnings per share at least through our fiscal year 2004 as we recorded a $75.6 million charge related to lease termination, facilities consolidation, and other associated costs (see Note 6, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Condensed Consolidated Financial Statements).

     During fiscal year 2003 and the second quarter of fiscal year 2004, we completed programs to restructure certain business operations that included workforce reductions and the impairment of certain assets no longer being used as a result of the restructuring programs. We may not be able to achieve our planned reduction in spending related to these restructuring programs if we incur unforeseen expenses in future quarters or if we are unable to reduce expenses without jeopardizing further development, marketing, and sales of our products. Additionally, it is possible that these reductions in spending may not be sufficient to achieve their intended goals. If we are unable to achieve our planned reduction in spending or if our current reductions in spending are insufficient, we may be required to undertake additional restructuring activities that may involve our personnel, real estate, fixed assets, marketing programs and research and development programs.

     These actions involve numerous risks, including unanticipated costs, diversion of management’s attention from our core business and adverse effects on existing business relationships with suppliers, customers, and employees. In addition, it is difficult to forecast future operating results based on historical results. We plan our operating expenses based in part on future revenue projections. Our ability to accurately forecast quarterly and annual revenues is limited for the reasons discussed above in “Our quarterly and annual revenues and operating results may fluctuate in future periods for a number of reasons, which could adversely affect the trading price of our stock.” Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. In addition, future regulatory changes, such as the FASB’s pending proposals to mandate the expensing of stock options, could affect our future profitability. If any of these events occur, we could incur losses, and our operating results and gross margins may be below our expectations and those of investors and stock market analysts.

     As of May 1, 2004, we have total short-term and long-term deferred tax assets of $292.9 million. If we are unable to attain profitability beyond fiscal year 2004, and the realization of the deferred tax assets through future taxable income becomes uncertain, we may be required to provide a valuation allowance for our deferred tax assets resulting in additional income tax expense.

     On July 10, 2003, as part of our voluntary stock option exchange program, we granted to employees 26.6 million new stock options at an exercise price of $6.54 per share. The 26.6 million new stock options represented approximately 10 percent of our total shares of common stock outstanding as of May 1, 2004, and could have a dilutive effect on our future earnings per share to the extent that we attain profitability in the future, or if market price of our common stock exceeds $6.54 per share.

International political instability and concerns about other international crises may increase our cost of doing business and disrupt our business.

     International political instability, evidenced by the occurrence and threat of terrorist attacks, enhanced national security measures, and military action and armed conflicts, may halt or hinder our ability to do business and may increase our costs. In addition, concerns about other international crises, such as the SARS virus, may have an adverse effect upon the world economy and could adversely affect our business operations or the operations of our OEM partners, contract manufacturers and suppliers. This political instability and concerns about other international crises may, for example:

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

     We have limited ability to forecast the demand for our products. In preparing sales and demand forecasts, we rely largely on input from our distribution partners. If our distribution partners are unable to accurately forecast demand, or if we fail to effectively communicate with our distribution partners about end-user demand or other time sensitive information, sales and demand forecasts may not reflect the most accurate, up-to-date information. Because we make business decisions, such as purchase commitments, based on our sales and demand forecasts, if these forecasts are inaccurate, our business and financial results could be negatively affected. Furthermore, we may not be able to identify these forecast differences until late in our fiscal quarter. Consequently, we may not be able to make adjustments to our business model without negatively affecting our business and results of operations.

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

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights and we have been a party to such litigation. Moreover, we are currently a party to an intellectual property-related lawsuit, and may be a party to litigation in the future, to protect our intellectual property or as a result of an alleged infringement of the intellectual property of others. These claims and any resulting lawsuit, including the current lawsuit, could subject us to significant liability for damages and invalidation of proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

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

     Securities class-action litigation is often brought against a company following periods of volatility in the market price of its securities. As our stock price remains volatile, we could become the target of securities litigation in the future. Any future securities litigation in which we become involved could result in substantial costs to us and divert management’s attention and resources.

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

Provisions in our charter documents, customer agreements, Delaware law, our convertible subordinated debt, and our stockholder rights plan could prevent or delay a change in control of Brocade, which could hinder stockholders’ ability to receive a premium for our stock.

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

     Also, if we incur a “fundamental change” as defined in our convertible subordinated debt, we could be required to repurchase all of our outstanding notes. A “fundamental change” is generally defined as any transfer or event in which all or substantially all of our common stock is exchanged for, converted into or acquired for, or constitutes solely the right to receive consideration which is not all or substantially all common stock that is listed on a United States national securities exchange or the Nasdaq National Market or similar automated quotation system.

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

     Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters, is located near major earthquake faults. In the event of a major earthquake, we could experience business interruptions, destruction of facilities and loss of life. We neither carry earthquake insurance nor have we set aside funds or reserves to cover such earthquake-related losses. Our operations are also subject to business interruptions that may occur as a result of a change or upgrade in our information technology systems, consolidation of our business operations, or a transition to new facilities in the United States of America or abroad. We do not carry sufficient insurance to mitigate the effect of potential material business interruptions. Consequently, should a material business interruption occur, our business could be seriously harmed.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     We are exposed to market risk related to changes in interest rates and equity security prices.

Interest Rate Risk

     Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at five major financial institutions in the United States. As of May 1, 2004, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.

     The following table presents the hypothetical changes in fair values of our investments as of May 1, 2004 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			As of	Given an Interest Rate
	Decrease of X Basis Points			May 1,	Increase of X Basis Points
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2004	50 BPS	100 BPS	150 BPS
U.S. government obligations	$464,318	$461,606	$458,911	$456,452	$453,729	$451,122	$448,545
Corporate bonds and notes	$77,679	$77,125	$76,577	$76,051	$75,497	$74,964	$74,436

Total	$541,997	$538,731	$535,488	$532,503	$529,226	$526,086	$522,981

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

     The following table (in thousands) presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of May 1, 2004. Carrying value approximates fair value.

		Weighted
		Average
	Amount	Interest Rate
Cash and cash equivalents	$227,643	1.0%
Short-term investments	350,072	3.9%
Long-term investments	182,431	2.4%

Total	$760,146	2.8%

     Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. Therefore, we are not exposed to changes in interest rates related to our long-term debt instruments. The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On May 1, 2004, the average bid and ask price on the Portal Market of our convertible subordinated debt was 92.50, resulting in an aggregate fair value of approximately $401.2 million. Our common stock is quoted on the Nasdaq National Market under the symbol “BRCD.” On April 30, 2004, the last reported sale price of our common stock on the Nasdaq National Market was $5.35 per share.

Equity Security Price Risk

     Our exposure to market risk due to equity security price fluctuations primarily relates to investments in marketable equity securities. These investments are principally in companies in the volatile high-technology sector. We do not attempt to reduce or eliminate the market exposure on these securities. Adverse changes in equity prices of 25 percent, 50 percent, and 75 percent would result in decreases of approximately $0.2 million, $0.4 million and $0.6 million in the fair value of marketable equity securities as of May 1, 2004, respectively. Any changes in fair value are accounted for as unrealized holding gains and losses, and are included as a separate component of accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheets, net of any related tax effect.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting: There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     On May 23, 2003, a suit captioned Vixel Corporation v. Brocade Communications Systems, Inc. was filed in the United States District Court for the Northern District of California. The complaint alleges that Brocade products infringe United States Patents Nos. 6,118,776; 6,470,007; and 6,185,203 relating to switching and Fibre Channel technologies. The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patents in the future. A case management conference is scheduled for July 2, 2004. We believe that we have meritorious defenses to the claims and intend to defend the action vigorously. We believe that the ultimate disposition of this matter will not have a material adverse effect on our business or financial position and results of operations.

     On July 20, 2001, the first of a number of putative class actions for violation of the federal securities laws was filed in the United States District Court for the Southern District of New York against Brocade, certain of its officers and directors, and certain of the underwriters for Brocade’s initial public offering of securities. These cases were consolidated under the caption Chae v. Brocade Communications Systems, Inc. et al. The complaints generally alleged that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in Brocade’s initial public offering. On March 1, 2002, the Court entered an order dismissing without prejudice all claims against Brocade and its officers and directors named in the consolidated proceeding. On April 19, 2002, a consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation was filed making claims against the Brocade parties that are substantially similar to those alleged in the earlier case. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against the Brocade parties is one of a number of cases challenging underwriter practices in the initial public offerings of more than 300 cases. All of the cases have been coordinated for pretrial proceedings as In Re Initial Public Offering Securities Litigation, 21 MC 92(SAS). In October 2002, the individual defendants were dismissed without prejudice from the action, pursuant to a tolling agreement. On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against Brocade. Subsequently, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating issuer defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuer defendants in all of the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. As of June 2004, a substantial majority of the issuer defendants, including Brocade, accepted the proposed settlement, and are awaiting approval of the settlement by the Court.

Item 4. Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Stockholders was held on April 7, 2004 in San Jose, California. Of the 259,359,015 shares outstanding as of the record date, 234,577,798 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:

1.	To elect two Class II Directors to serve until the 2007 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

Name	Votes For	Votes Withheld
Neal Dempsey	176,313,894	58,263,904
Larry W. Sonsini	208,980,951	25,596,847

In addition, the terms of office of the following directors continued after the 2004 Annual Meeting:

David L. House
Nicholas G. Moore
Seth D. Neiman
Christopher B. Paisley
Gregory L. Reyes

2.	To ratify the appointment of KPMG LLP as independent auditors of Brocade for the fiscal year ending October 30, 2004.

Votes for:	224,759,829
Votes against:	9,190,890
Votes abstaining:	627,079

3.	To amend and restate the 1999 Director Option Plan

Votes for:	35,905,563
Votes against:	73,834,177
Votes abstaining:	910,670
Broker non-vote:	123,927,388

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit
Number	Description of Document
2.1 (14)	Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated November 5, 2002.

2.2 (14)	First Amendment to Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks,

Exhibit
Number	Description of Document
Inc., and certain other parties dated January 5, 2003.

3.1 (8)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Bylaws of the Registrant.

3.3 (10)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc.

4.1 (1)	Form of Registrant’s Common Stock certificate.

4.2 (10)	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A.

4.3 (9)	Indenture, dated as of December 21, 2001, between Brocade and State Street Bank and Trust Company of California, N.A.

4.4 (9)	Form of Note (included in Exhibit 4.3).

4.5 (9)	Registration Rights Agreement, dated as of December 21, 2001, by and among Brocade and Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc. and Merrill Lynch Pierce Fenner and Smith Incorporated.

10.1 (1)	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers.

10.2 (1) *	1995 Equity Incentive Plan and forms of agreements thereunder.

10.3 (1) *	1998 Equity Incentive Plan and forms of agreements thereunder.

10.4 (1) *	1998 Executive Equity Incentive Plan and forms of agreements thereunder.

10.5 (7) *	Amended and Restated 1999 Director Option Plan as of April 17, 2001, and form of agreement thereunder.

10.6 (2) *	1999 Employee Stock Purchase Plan.

10.7 (2) *	1999 Stock Plan and forms of agreements thereunder.

10.8 (13) *	1999 Nonstatutory Stock Option Plan and forms of agreements thereunder, as amended.

10.9 (1)	Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade dated September 5, 1996.

10.10 (1) #	Acknowledgement between Wind River Systems, Inc. and Brocade dated April 22, 1999.

10.11 (3) #	Manufacturing Agreement between Solectron California Corporation and Brocade dated July 30, 1999.

10.12 (3)	Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999.

10.13 (5)	First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000.

10.14 (5)	Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000.

10.15 (4)	Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2000.

10.16 (5)	First Amendment to Credit Agreement between Comerica Bank-California and Brocade dated March 21, 2000.

10.17 (5)	Second Amendment to Credit Agreement between Comerica Bank-California and Brocade dated September 20, 2000.

10.18 (5)	Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000.

10.19 (5) #	Purchase Agreement between Compaq Computer Corporation and Brocade dated February 1, 2000.

10.20 (5) #	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000 (EMC Purchase Agreement).

10.21 (8) #	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000.

10.22 (14)	Extension Agreement between EMC Corporation and Brocade dated November 13, 2002.

10.23 (8) #	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999.

10.24 (8)	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade.

10.25 (8) #	Statement of Work #1 between International Business Machines Corporation and Brocade.

10.26 (8) #	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.27 (8) #	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.28 (8) #	Statement of Work #2 between International Business Machines Corporation and Brocade.

10.29 (6)	Third Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 22, 2001.

10.30 (6)	Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000.

10.31 (11) #	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.32 (11) #	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and

Exhibit
Number	Description of Document
Brocade.

10.33 (12) +	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.34 (14) #	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.35 (14) #	Amendment No. 9 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.36 (11) #	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.

10.37 (11)	Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.

10.38 (12) +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement).

10.39 (12) +	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001.

10.40 (12)	Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002.

10.41 (12) +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement).

10.42 (12) +	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001.

10.43 (12) +	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001.

10.44 (12) +	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002.

10.45 (12) +	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002.

10.46 (14) #	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002.

10.47 (15) #	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPI Manufacturing and Purchase Agreement).

10.48 (15)	Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003.

10.49 (15) #	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003.

10.50 (15) #	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement).

10.51 (15)	Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003.

10.52 (15) #	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003.

10.53 (15) #	Amendment No. 2 to EMC Purchase Agreement between Brocade and EMC dated February 18, 2003.

10.54 (16) +	Amendment No. 3 to EMC Purchase Agreement between Brocade and EMC dated July 30, 2003.

10.55 (17) +	Amendment # 10 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.56 (17) +	Amendment # 11 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.57 (16) +	Amendment # 12 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.58 (17) +	Amendment # 13 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.59 (17) +	Amendment # 14 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.60 (17) +	Statement of Work #3 between International Business Machines Corporation and Brocade dated December 15, 2003.

10.61 (17) +	Amendment No. 4 to EMC Purchase Agreement between Brocade and EMC dated October 29, 2003.

Exhibit
Number	Description of Document
10.62 (17)	Third Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 30, 2000.

10.63 (17)	Fourth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10.64 (17)	Fifth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10.65 (17)	Sixth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10.66 (17)	Real Estate Sale and Lease Termination Agreement between EOP-Skyport I, LLC and Brocade effective November 18, 2003.

10.67 (17)	Grant Deed from EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003.

10.68 (17)	Fourth Amendment to the Skyport Plaza Declaration of Common Easements, Covenants, Conditions and Restrictions dated October 18, 2003.

10.69 (17)	Guarantee of Brocade Communications Systems, Inc. to EOP Skyport I, L.L.C dated November 18, 2003.

10.70 (17)	Right of First Offer Agreement between EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003.

10.71 +	Amendment # 15 dated March 26, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.72 +	Amendment No. 6 dated April 27, 2004 to EMC Purchase Agreement between Brocade and EMC.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(2)	Incorporated by reference from Brocade’s Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000.

(3)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended.

(4)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000.

(5)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

(6)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001.

(7)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2001.

(8)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001.

(9)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002.

(10)	Incorporated by reference from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002.

(11)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002.

(12)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002.

(13)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002.

(14)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2003.

(15)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003.

(16)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 25, 2003.

(17)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 24, 2004.

     (b) Reports on Form 8-K.

     We filed two reports on Form 8-K during the quarter ended May 1, 2004. Information regarding the items reported on is as follows:

Date	Item Reported On
March 23, 2004	Announcement of tax fees paid to the Company’s independent public accountants and the resignation of one of the Company’s directors from the Nominating and Corporate Governance Committee of the Board of Directors, under Item 5 thereof.

February 11, 2004	Announcement of financial results for the first quarter ended January 24, 2004, information furnished under Items 7 and 12 thereof.

Items 2, 3, and 5 are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROCADE COMMUNICATIONS SYSTEMS, INC.
Date: June 14, 2004	By:	/s/ ANTONIO CANOVA
Antonio Canova
Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1 (14)	Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated November 5, 2002.

2.2 (14)	First Amendment to Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks,

Exhibit
Number	Description of Document
Inc., and certain other parties dated January 5, 2003.

3.1 (8)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Bylaws of the Registrant.

3.3 (10)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc.

4.1 (1)	Form of Registrant’s Common Stock certificate.

4.2 (10)	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A.

4.3 (9)	Indenture, dated as of December 21, 2001, between Brocade and State Street Bank and Trust Company of California, N.A.

4.4 (9)	Form of Note (included in Exhibit 4.3).

4.5 (9)	Registration Rights Agreement, dated as of December 21, 2001, by and among Brocade and Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc. and Merrill Lynch Pierce Fenner and Smith Incorporated.

10.1 (1)	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers.

10.2 (1) *	1995 Equity Incentive Plan and forms of agreements thereunder.

10.3 (1) *	1998 Equity Incentive Plan and forms of agreements thereunder.

10.4 (1) *	1998 Executive Equity Incentive Plan and forms of agreements thereunder.

10.5 (7) *	Amended and Restated 1999 Director Option Plan as of April 17, 2001, and form of agreement thereunder.

10.6 (2) *	1999 Employee Stock Purchase Plan.

10.7 (2) *	1999 Stock Plan and forms of agreements thereunder.

10.8 (13) *	1999 Nonstatutory Stock Option Plan and forms of agreements thereunder, as amended.

10.9 (1)	Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade dated September 5, 1996.

10.10 (1) #	Acknowledgement between Wind River Systems, Inc. and Brocade dated April 22, 1999.

10.11 (3) #	Manufacturing Agreement between Solectron California Corporation and Brocade dated July 30, 1999.

10.12 (3)	Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999.

10.13 (5)	First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000.

10.14 (5)	Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000.

10.15 (4)	Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2000.

10.16 (5)	First Amendment to Credit Agreement between Comerica Bank-California and Brocade dated March 21, 2000.

10.17 (5)	Second Amendment to Credit Agreement between Comerica Bank-California and Brocade dated September 20, 2000.

10.18 (5)	Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000.

10.19 (5) #	Purchase Agreement between Compaq Computer Corporation and Brocade dated February 1, 2000.

10.20 (5) #	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000 (EMC Purchase Agreement).

10.21 (8) #	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000.

10.22 (14)	Extension Agreement between EMC Corporation and Brocade dated November 13, 2002.

10.23 (8) #	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999.

10.24 (8)	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade.

10.25 (8) #	Statement of Work #1 between International Business Machines Corporation and Brocade.

10.26 (8) #	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.27 (8) #	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.28 (8) #	Statement of Work #2 between International Business Machines Corporation and Brocade.

10.29 (6)	Third Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 22, 2001.

10.30 (6)	Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000.

10.31 (11) #	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.32 (11) #	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and

Exhibit
Number	Description of Document
Brocade.

10.33 (12) +	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.34 (14) #	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.35 (14) #	Amendment No. 9 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.36 (11) #	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.

10.37 (11)	Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.

10.38 (12) +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement).

10.39 (12) +	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001.

10.40 (12)	Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002.

10.41 (12) +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement).

10.42 (12) +	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001.

10.43 (12) +	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001.

10.44 (12) +	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002.

10.45 (12) +	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002.

10.46 (14) #	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002.

10.47 (15) #	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPI Manufacturing and Purchase Agreement).

10.48 (15)	Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003.

10.49 (15) #	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003.

10.50 (15) #	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement).

10.51 (15)	Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003.

10.52 (15) #	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003.

10.53 (15) #	Amendment No. 2 to EMC Purchase Agreement between Brocade and EMC dated February 18, 2003.

10.54 (16) +	Amendment No. 3 to EMC Purchase Agreement between Brocade and EMC dated July 30, 2003.

10.55 (17) +	Amendment # 10 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.56 (17) +	Amendment # 11 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.57 (16) +	Amendment # 12 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.58 (17) +	Amendment # 13 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.59 (17) +	Amendment # 14 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.60 (17) +	Statement of Work #3 between International Business Machines Corporation and Brocade dated December 15, 2003.

10.61 (17) +	Amendment No. 4 to EMC Purchase Agreement between Brocade and EMC dated October 29, 2003.

Exhibit
Number	Description of Document
10.62 (17)	Third Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 30, 2000.

10.63 (17)	Fourth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10.64 (17)	Fifth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10.65 (17)	Sixth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10.66 (17)	Real Estate Sale and Lease Termination Agreement between EOP-Skyport I, LLC and Brocade effective November 18, 2003.

10.67 (17)	Grant Deed from EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003.

10.68 (17)	Fourth Amendment to the Skyport Plaza Declaration of Common Easements, Covenants, Conditions and Restrictions dated October 18, 2003.

10.69 (17)	Guarantee of Brocade Communications Systems, Inc. to EOP Skyport I, L.L.C dated November 18, 2003.

10.70 (17)	Right of First Offer Agreement between EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003.

10.71 +	Amendment # 15 dated March 26, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.72 +	Amendment No. 6 dated April 27, 2004 to EMC Purchase Agreement between Brocade and EMC.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(2)	Incorporated by reference from Brocade’s Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000.

(3)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended.

(4)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000.

(5)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

(6)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001.

(7)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2001.

(8)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001.

(9)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002.

(10)	Incorporated by reference from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002.

(11)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002.

(12)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002.

(13)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002.

(14)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2003.

(15)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003.

(16)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 25, 2003.

(17)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 24, 2004.