Form 10-Q
period 2004-07-31
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2004-09-13
CIK 1009626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

     ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2004

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

Yes ☑ No ☐

The number of shares outstanding of the Registrant’s Common Stock on August 28, 2004 was 263,259,497 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED JULY 31, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,	July 26,	July 31,	July 26,
	2004	2003	2004	2003
Net revenues	$150,040	$133,458	$440,659	$387,520
Cost of revenues	64,143	61,226	194,698	178,511

Gross margin	85,897	72,232	245,961	209,009
Operating expenses:
Research and development	36,164	37,158	111,872	105,576
Sales and marketing	24,573	27,526	78,123	90,249
General and administrative	6,226	5,539	18,022	15,805
Settlement of an acquisition-related claim	—	—	6,943	—
Amortization of deferred stock compensation	119	213	430	494
In-process research and development	—	—	—	134,898
Restructuring costs	—	(15)	10,093	20,991
Lease termination charge and other, net	—	—	75,591	—

Total operating expenses	67,082	70,421	301,074	368,013

Income (loss) from operations	18,815	1,811	(55,113)	(159,004)
Interest and other income, net	5,248	4,301	14,416	14,202
Interest expense	(2,786)	(3,417)	(8,352)	(10,129)
Gain on repurchases of convertible subordinated debt	3,498	—	4,019	—
Gain (loss) on investments, net	40	(11)	436	518

Income (loss) before provision for (benefit from) income taxes	24,815	2,684	(44,594)	(154,413)
Income tax (benefit) provision	7,787	773	(22,885)	(3,417)

Net income (loss)	$17,028	$1,911	$(21,709)	$(150,996)

Net income (loss) per share – Basic	$0.07	$0.01	$(0.08)	$(0.61)

Net income (loss) per share – Diluted	$0.06	$0.01	$(0.08)	$(0.61)

Shares used in per share calculation – Basic	261,481	255,873	259,514	248,486

Shares used in per share calculation – Diluted	263,540	259,444	259,514	248,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)
(Unaudited)

	July 31,	October 25,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$201,286	$360,012
Short-term investments	347,784	57,971

Total cash, cash equivalents and short-term investments	549,070	417,983
Accounts receivable, net of allowances of $4,120 and $4,180 at July 31, 2004 and October 25, 2003, respectively	90,142	74,935
Inventories, net	5,957	3,961
Deferred tax assets, net	27,238	29,569
Prepaid expenses and other current assets	16,759	14,593

Total current assets	689,166	541,041
Long-term investments	208,239	417,582
Property and equipment, net	133,605	124,274
Deferred tax assets, net	266,889	231,203
Convertible subordinated debt issuance costs	4,149	6,288
Other assets	2,184	3,558

Total assets	$1,304,232	$1,323,946

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,771	$33,913
Accrual of unsettled debt repurchase	26,304	9,029
Accrued employee compensation	26,875	30,546
Deferred revenue	28,974	19,892
Current liabilities associated with lease losses	5,985	7,759
Other accrued liabilities	72,648	64,963

Total current liabilities	201,557	166,102
Non-current liabilities associated with lease losses	17,916	16,518
Convertible subordinated debt	386,279	442,950
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value 5,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 263,249 and 257,641 shares at July 31, 2004 and October 25, 2003, respectively	263	258
Additional paid-in capital	752,374	725,253
Deferred stock compensation	(1,220)	(872)
Accumulated other comprehensive income	832	5,797
Accumulated deficit	(53,769)	(32,060)

Total stockholders’ equity	698,480	698,376

Total liabilities and stockholders’ equity	$1,304,232	$1,323,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	July 31, 2004	July 26, 2003
Cash flows from operating activities:
Net loss	$(21,709)	$(150,996)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred taxes	(30,041)	—
Depreciation and amortization	38,487	34,801
Loss on disposal of property and equipment	5,248	4,206
Amortization of debt issuance costs	1,503	1,850
Net gains on investments and marketable equity securities	(202)	(518)
Gain on repurchases of convertible subordinated debt	(4,019)	—
Amortization of deferred stock compensation	430	494
Provision for doubtful accounts receivable and sales returns	3,083	2,288
Non-cash restructuring charges	6,123	8,088
In-process research and development	—	134,898
Settlement of an acquisition-related claim	6,943	—
Changes in operating assets and liabilities:
Accounts receivable	(18,290)	18,553
Inventories	(1,996)	873
Prepaid expenses and other assets	(207)	6,892
Accounts payable	6,854	(11,698)
Accrued employee compensation	(3,671)	1,510
Deferred revenue	9,082	(2,435)
Other accrued liabilities	4,697	(15,171)
Liabilities associated with lease losses	(4,519)	(7,109)

Net cash provided by (used in) operating activities	(2,204)	26,526

Cash flows from investing activities:
Purchases of property and equipment	(47,669)	(25,261)
Purchases of short-term investments	(43,615)	(40,804)
Proceeds from maturities of short-term investments	66,904	67,275
Purchases of long-term investments	(226,852)	(60,755)
Proceeds from maturities of long-term investments	111,078	—
Purchases of non-marketable equity investments	(500)	—
Proceeds from sale of marketable equity securities	—	2,332
Acquired cash and cash equivalents from acquisition of Rhapsody	—	2,453

Net cash used in investing activities	(140,654)	(54,760)

Cash flows from financing activities:
Payments on assumed capital lease and debt obligations in connection with the acquisition of Rhapsody	—	(12,583)
Purchases of convertible subordinated debt	(52,092)	—
Settlement of repurchase obligation	(9,029)	—
Accrual of unsettled debt repurchase	26,304	—
Proceeds from issuance of common stock, net	18,944	11,496

Net cash used in financing activities	(15,873)	(1,087)

Effect of exchange rate fluctuations on cash and cash equivalents	5	366

Net decrease in cash and cash equivalents	(158,726)	(28,955)
Cash and cash equivalents, beginning of period	360,012	516,535

Cash and cash equivalents, end of period	$201,286	$487,580

Supplemental disclosure of cash flow information:
Common stock issued for acquisition of Rhapsody, net of acquisition costs	$—	$137,134
Net assets acquired from acquisition of Rhapsody	$—	$3,556

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

Basis of Presentation

     The accompanying financial data as of July 31, 2004, and for the three and nine months ended July 31, 2004 and July 26, 2003, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 25, 2003 Condensed Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2003.

     In the opinion of management, all adjustments (which include only normal recurring adjustments, except as otherwise indicated) necessary to present a fair statement of financial position as of July 31, 2004, results of operations for the three and nine months ended July 31, 2004 and July 26, 2003, and cash flows for the nine months ended July 31, 2004 and July 26, 2003, have been made. The results of operations for the three and nine months ended July 31, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

     From time to time the Company makes equity investments in non-publicly traded companies. These investments are included in other assets on the accompanying Consolidated Balance Sheets, and are generally accounted for under the cost method as the Company does not have the ability to exercise significant influence over the respective company’s operating and financial policies. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income, net on the Consolidated Statements of Operations. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary. As of July 31, 2004 and October 25, 2003, the carrying values of the Company’s equity investments in non-publicly traded companies were $0.5 million and zero, respectively.

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

     A majority of the Company’s trade receivable balance is derived from sales to OEM customers or their designated purchasing partners in the computer storage and server industry. As of July 31, 2004 and October 25, 2003, 74 percent and 77 percent, respectively, of accounts receivable were concentrated with five customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales returns, and other allowances. The Company has not experienced material credit losses in any of the periods presented.

     For the three months ended July 31, 2004 and July 26, 2003, three customers each represented greater than ten percent of the Company’s total revenues for combined totals of 69 percent and 66 percent of total revenues, respectively. For the nine months ended July 31, 2004 and July 26, 2003, three customers each represented greater than ten percent of the Company’s total revenues for combined totals of 69 percent and 68 percent of total revenues, respectively. The level of sales to any one of these customers may vary, and the loss of, or a decrease in the level of sales to, any one of these customers, could seriously harm the Company’s financial condition and results of operations.

     The Company currently relies on single and limited supply sources for several key components used in the manufacture of its products. Additionally, the Company relies on two contract manufacturers for the production of its products. The inability of any single or limited source suppliers, or the inability of either contract manufacturer to fulfill supply and production requirements could have a material adverse effect on the Company’s future operating results.

     The Company’s business is concentrated in the SAN industry, which has been impacted by unfavorable economic conditions and reduced global information technology (IT) spending rates. Accordingly, the Company’s future success depends upon the buying patterns of customers in the SAN industry, their response to current and future IT investment trends, and the continued demand by such customers for the Company’s products. The Company’s success will depend upon its ability to enhance its existing products and to develop and introduce, on a timely basis, new cost-effective products and features that keep pace with technological developments and emerging industry standards.

Revenue Recognition

     Product revenue. Product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. However, for newly introduced products, many of the Company’s large OEM customers require a product qualification period during which the Company’s products are tested and approved by the OEM customer for sale to their customers. Revenue recognition, and related cost, is deferred for shipments to new OEM customers and for shipments of newly introduced products to existing OEM customers until satisfactory evidence of completion of the product qualification has been received from the OEM customer. Revenue from sales to the Company’s master reseller customers is recognized in the same period in which the actual sell-through occurs.

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

     Multiple-element arrangements. The Company’s multiple-element product offerings include computer hardware and software products, and support services. The Company also sells certain software products and support services separately. The Company’s software products are essential to the functionality of its hardware products and are, therefore, accounted for in accordance with Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended. The Company allocates revenue to each element based upon vendor-specific objective evidence (VSOE) of the fair value of the element or, if VSOE is not available, by application of the residual method. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.

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

	Three Months Ended		Nine Months Ended
	July 31,	July 26,	July 31,	July 26,
	2004	2003	2004	2003
Net income (loss) – as reported	$17,028	$1,911	$(21,709)	$(150,996)
Add: Stock-based compensation expense included in reported net loss, net of tax	71	128	258	297
Deduct: Stock-based compensation expense determined under the fair value based method, net of tax	(9,827)	(69,991)	(32,317)	(113,410)

Pro forma net income (loss)	$7,272	$(67,952)	$(53,768)	$(264,109)

Basic income (loss) per share:
As reported	$0.07	$0.01	$(0.08)	$(0.61)
Pro forma	$0.03	$(0.27)	$(0.21)	$(1.06)
Diluted income (loss) per share:
As reported	$0.06	$0.01	$(0.08)	$(0.61)
Pro forma	$0.03	$(0.27)	$(0.21)	$(1.06)

     The assumptions used for the three and nine months ended July 31, 2004 and July 26, 2003 are as follows:

	Three Months Ended		Nine Months Ended
	July 31,	July 26,	July 31,	July 26,
Stock Options	2004	2003	2004	2003
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.1-4.7%	1.2-4.4%	1.7 - 4.4%	1.1 - 3.8%
Expected volatility	50.1%	68.7%	54.1%	77.3%
Expected life (in years)	2.9	2.8	2.9	2.8

	Three Months Ended		Nine Months Ended
	July 31,	July 26,	July 31,	July 26,
Employee Stock Purchase Plan	2004	2003	2004	2003
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.5%	0.9%	1.25%	1.0%
Expected volatility	43.6%	63.5%	52.6%	62.1%
Expected life (in years)	0.5	0.5	0.5	0.5

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

Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,	July 26,	July 31,	July 26,
	2004	2003	2004	2003
Net income (loss)	$17,028	$1,911	$(21,709)	$(150,996)
Other comprehensive income (loss):
Change in net unrealized gains (losses) on marketable equity securities and investments	(1,798)	(684)	(4,970)	583
Cumulative translation adjustments	38	188	5	366

Total comprehensive income (loss)	$15,268	$1,415	$(26,674)	$(150,047)

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

     In November 2003, the EITF reached an interim consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. In March 2004, the EITF reached a final consensus on this Issue, to provide additional guidance which companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. The guidance is applicable for reporting periods beginning after June 15, 2004. The Company does not expect the adoption under the final consensus to have a significant impact on the carrying value of its investments.

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

     Remaining accrued liabilities related to the Company’s fiscal 2004 second quarter restructuring program are included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. The Company expects to pay or otherwise substantially settle the remaining accrued liabilities during the next six months.

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

     Remaining accrued liabilities related to the Company’s fiscal 2003 second quarter restructuring program are included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. During the nine months ended July 31, 2004, the Company recorded a reduction of $0.4 million to restructuring costs, primarily due to lower than expected outplacement costs. No other material changes in estimates were made to the fiscal 2003 second quarter restructuring accrual. The Company expects to pay or otherwise substantially settle the remaining accrued liabilities during fiscal year 2004.

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

     The following table summarizes the total restructuring costs incurred and charged to restructuring expense during the second quarter of fiscal year 2004 and the first and second quarters of fiscal year 2003, costs paid or otherwise settled, and the remaining unpaid or otherwise unsettled accrued liabilities (in thousands) as of July 31, 2004:

		Contract
	Severance	Terminations	Equipment
	and Benefits	and Other	Impairment	Total
Fiscal 2003 restructuring costs	$12,714	$2,425	$5,867	$21,006
Cash payments	(10,019)	(1,938)	—	(11,957)
Non-cash charges	(2,221)	—	(5,867)	(8,088)
Adjustments	(178)	—	—	(178)

Remaining accrued liabilities at October 25, 2003	296	487	—	783
Cash payments for fiscal 2003 restructuring	(31)	(256)	—	(287)
Adjustments for fiscal 2003 restructuring	(225)	(143)	—	(368)

Remaining accrued liabilities for fiscal 2003 restructuring	40	88	—	128

Fiscal 2004 second quarter restructuring costs	7,480	1,740	1,241	10,461
Cash payments for fiscal 2004 restructuring	(4,105)	(1,253)	—	(5,358)
Non-cash charges	—	—	(1,241)	(1,241)

Remaining accrued liabilities for fiscal 2004 restructuring	3,375	487	—	3,862

Total restructuring accrued liabilities at July 31, 2004	$3,415	$575	$—	$3,990

4. Balance Sheet Details

     The following tables provide details of selected balance sheet items (in thousands):

	July 31,	October 25,
	2004	2003
Inventories, net:
Raw materials	$1,831	$893
Finished goods	4,126	3,068

Total	$5,957	$3,961

Property and equipment, net:
Computer equipment and software	$62,241	$71,887
Engineering and other equipment	111,776	104,544
Furniture and fixtures	3,924	3,882
Leasehold improvements	39,591	34,777
Land and building	30,000	—

	247,532	215,090
Less: Accumulated depreciation and amortization	(113,927)	(90,816)

Total	$133,605	$124,274

Other accrued liabilities:
Income taxes payable	$34,263	$30,815
Accrued warranty	4,645	3,723
Inventory purchase commitments	3,666	4,305
Accrued sales programs	14,333	7,946
Accrued restructuring	3,990	783
Other	11,751	17,391

Total	$72,648	$64,963

     Leasehold improvements as of July 31, 2004 and October 25, 2003, are shown net of estimated asset impairments related to facilities lease losses (see Note 6).

5. Investments and Equity Securities

     The following tables summarize the Company’s investments and equity securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
July 31, 2004
U.S. government agencies and municipal obligations	$485,247	$2,944	$(1,818)	$486,373
Corporate bonds and notes	70,281	30	(661)	69,650
Equity securities	694	59	—	753

Total	$556,222	$3,033	$(2,479)	$556,776

Reported as:
Short-term investments				$347,784
Other current assets				753
Long-term investments				208,239

Total				$556,776

October 25, 2003
U.S. government agencies and municipal obligations	$409,045	$9,063	$(37)	$418,071
Corporate bonds and notes	57,649	27	(194)	57,482
Equity securities	694	—	(25)	669

Total	$467,388	$9,090	$(256)	$476,222

Reported as:
Short-term investments				$57,971
Other current assets				669
Long-term investments				417,582

Total				$476,222

     For the three months ended July 31, 2004 and July 26, 2003, as well as for the nine months ended July 31, 2004 and July 26, 2003, total gains realized on the sale of investments or marketable equity securities were $0.2 million and zero, respectively. As of July 31, 2004 and October 25, 2003, net unrealized holding gains of $0.6 million and $8.8 million, respectively, were included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets.

     The following table summarizes the maturities of the Company’s investments in debt securities issued by United States government agencies, municipal government obligations, and corporate bonds and notes as of July 31, 2004 (in thousands):

	Amortized	Fair
	Cost	Value
Less than one year	$345,023	$347,784
Due in 1 – 2 years	100,595	99,919
Due in 2 – 3 years	109,910	108,320

Total	$555,528	$556,023

6. Liabilities Associated with Facilities Lease Losses

Lease Termination Charge and Other, Net

     On November 18, 2003, the Company purchased a building near its San Jose headquarters. This 194,000 square foot facility was previously leased, and the lease costs for certain unused portions of the facility were previously reserved and included in the facilities lease loss liability noted below. The total consideration for the building purchase was $106.8 million plus transaction costs, consisting of the purchase of land and building valued at $30.0 million and a lease termination fee of $76.8 million. The value of the land and building as of the purchase date was determined based on the estimated fair market value of the land and building. As a result of the building purchase, during the nine months ended July 31, 2004, the Company recorded adjustments of $23.7 million to the previously recorded facilities lease loss reserve, deferred rent, and leasehold improvement impairments related to the purchased facility.

     During the nine months ended July 31, 2004, the Company consolidated the engineering organization and development, test and interoperability laboratories into the purchased facilities and vacated other existing leased facilities. As a result, the Company recorded a charge of $20.9 million related to estimated facilities lease losses, net of expected sublease income, on the vacated facilities. These charges represented the fair value of the lease liability based on assumptions regarding the vacancy period, sublease terms, and the probability of subleasing this space. The assumptions that the Company used were based on market data, including the then current vacancy rates and lease activities for similar facilities within the area. Should there be changes in real estate market conditions or should it take longer than expected to find a suitable tenant to sublease the remaining vacant facilities, adjustments to the facilities lease losses reserve may be necessary in future periods based upon then current actual events and circumstances.

     The following table summarizes the activity related to the lease termination charge and other, net incurred in the nine months ended July 31, 2004 (in thousands):

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

     The tax effect associated with the Lease termination charges and other, net resulted in an increase of $32.4 million in long-term deferred tax assets and a decrease of $2.3 million in short-term deferred tax assets. As of July 31, 2004 and October 25, 2003, total short-term and long-term deferred tax assets were $294.1 million and $260.8 million, respectively.

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

     As previously described, in November 2003 the Company purchased a previously leased building. In addition, the Company consolidated the engineering organization and development, test and interoperability laboratories into the purchased facilities and vacated other existing leased facilities. As a result, during the nine months ended July 31, 2004, the Company recorded adjustments to the facilities lease loss reserve recorded in fiscal year 2001 described above, and recorded additional reserves in connection with the facilities consolidation.

     The following table summarizes the activity related to the facilities lease losses reserve, net of expected sublease income (in thousands), for the nine months ended July 31, 2004:

Facilities
Lease Losses
Reserve balances at October 25, 2003	$24,277
Reversal of previously recorded lease loss reserve associated with building purchase	(16,933)
Additional reserve booked as a result of November 2003 facilities consolidation	20,855
Cash payments on facilities leases	(4,519)
Non-cash charges and other adjustments, net	221

Reserve balances at July 31, 2004	$23,901

     Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2010.

7. Convertible Subordinated Debt

     On December 21, 2001, and January 10, 2002, the Company sold, in private placements pursuant to Section 4(2) of the Securities Act of 1933, as amended, $550 million in aggregate principal amount, two percent convertible subordinated notes due January 2007 (the notes or convertible subordinated debt). The initial purchasers purchased the notes from the Company at a discount of 2.25 percent of the aggregate principal amount. Holders of the notes may, in whole or in part, convert the notes into shares of the Company’s common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (aggregate of approximately 8.8 million shares based on outstanding debt of $386.3 million as of July 31, 2004) at any time prior to maturity on January 1, 2007. At any time on or after January 5, 2005, the Company may redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price
Beginning on January 5, 2005 and ending on December 31, 2005	100.80%
Beginning on January 1, 2006 and ending on December 31, 2006	100.40%
On January 1, 2007 and thereafter	100.00%

     The Company is required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Debt issuance costs of $12.4 million are being amortized over the term of the notes. The amortization of debt issuance costs will accelerate upon early redemption or conversion of the notes. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures. As of July 31, 2004, the remaining balance of unamortized debt issuance costs was $4.1 million.

     During the three months ended July 31, 2004, the Company repurchased on the open market $47.4 million in face value of its convertible subordinated debt. The Company paid an average of $0.915 on each dollar of face value for an aggregate purchase price of $43.4 million, which resulted in a pre-tax gain of $3.5 million for the three months ended July 31, 2004. During the nine months ended July 31, 2004, the Company repurchased a total of $56.7 million in face value of its convertible subordinated debt, which resulted in a pre-tax gain of $4.0 million for the nine months ended July 31, 2004. As of July 31, 2004, the remaining balance outstanding of the convertible subordinated debt was $386.3 million.

     The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On July 30, 2004, the average bid and ask price on the Portal Market of the notes was 91.50, resulting in an aggregate fair value of approximately $353.4 million.

8. Commitments and Contingencies

Leases

     The Company leases its facilities and certain equipment under various operating lease agreements expiring through August 2010. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $8.3 million as security for the leases. Future minimum lease payments under all non-cancelable operating leases as of July 31, 2004 were $85.9 million. In addition to base rent, many of the facilities lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.

     As of July 31, 2004, the Company had recorded $23.9 million in facilities lease loss reserves related to future lease commitments, net of expected sublease income (see Note 6).

Equity Investments

     Under the terms of certain investment agreements in non-publicly traded companies, the Company may be required to make additional investments of up to $5.0 million if certain milestones are met.

Product Warranties

     The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience. The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the three months ended July 31, 2004 (in thousands):

Accrued
Warranty
Balance at October 25, 2003	$3,723
Liabilities accrued	2,133
Warranty claims paid during the period	(380)
Changes in liability for pre-existing warranties during the period	(831)

Balance at July 31, 2004	$4,645

     In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of July 31, 2004, there have been no known events or circumstances that have resulted in an indemnification related liability to the Company.

Manufacturing and Purchase Commitments

     The Company has manufacturing agreements with Solectron Corporation (Solectron) and Hon Hai Precision Industry Co. (Foxconn) under which the Company provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to the Company’s customers. The required lead-time for placing orders with each of Solectron and Foxconn depends on the specific product. As of July 31, 2004, the Company’s aggregate commitment to Solectron and Foxconn for inventory components used in the manufacture of Brocade products was $49.6 million, net of purchase commitment reserves of $3.7 million, which the Company expects to utilize during future normal ongoing operations. The Company’s purchase orders placed with Solectron and Foxconn are cancelable, however if cancelled, the agreements with Solectron and Foxconn require the Company to purchase from Solectron and Foxconn all inventory components not returnable or usable by, or sold to, other customers of Solectron or Foxconn.

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

     On June 18, 2004, a complaint captioned Brocade Communications Systems, Inc. et al. v. McDATA Corporation was filed in the Superior Court of the State of California. The complaint seeks declaratory relief for any claims that McDATA may assert relating to the Company hiring of three former McDATA employees. On June 22, 2004, the parties entered into a tolling agreement which dismisses the complaint and prevents the initiation of further litigation on this matter by any of the parties.

     On May 23, 2003, a suit captioned Vixel Corporation v. Brocade Communications Systems, Inc. was filed in the United States District Court for the Northern District of California. The complaint alleges that Brocade products infringe United States Patents Nos. 6,118,776; 6,470,007; and 6,185,203 relating to switching and Fibre Channel technologies. The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patents in the future. A case management conference is scheduled for November 5, 2004. The Company believes that it has meritorious defenses to the claims and intends to defend the action vigorously. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business or financial position and results of operations.

     On July 20, 2001, the first of a number of putative class actions for violation of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and certain of the underwriters for the Company’s initial public offering of securities. These cases were consolidated under the caption Chae v. Brocade Communications Systems, Inc. et al. The complaints generally alleged that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering. On March 1, 2002, the Court entered an order dismissing without prejudice all claims against the Company and its officers and directors named in the consolidated proceeding. On April 19, 2002, a consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation was filed making claims against the Brocade parties that are substantially similar to those alleged in the earlier case. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against the Brocade parties is one of a number of cases challenging underwriter practices in the initial public offerings of more than 300 cases. All of the cases have been coordinated for pretrial proceedings as In Re Initial Public Offering Securities Litigation, 21 MC 92(SAS). In October 2002, the individual defendants were dismissed without prejudice from the action, pursuant to a tolling agreement. On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against the Company. Subsequently, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. In July 2004, a stipulation of settlement for the claims against the issuer defendants, including the Company, was submitted to the Court. The settlement is subject to a number of conditions, including approval by the Court.

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

     Revenues are attributed to geographic areas based on the location of the customer to which products are shipped. Domestic revenues include sales to certain OEM customers who take possession of Brocade products domestically and then distribute these products to their international customers. Domestic and international revenues were approximately 67 percent and 33 percent of total revenues, respectively, for the three months ended July 31, 2004 compared to 66 percent and 34 percent, respectively, for the three months ended July 26, 2003. Domestic and international revenues were approximately 64 percent and 36 percent of total revenues, respectively, for the nine months ended July 31, 2003 compared to 67 percent and 33 percent, respectively, for the nine months ended July 26, 2003. To date, service revenue has not exceeded 10 percent of total revenues. Identifiable assets located in foreign countries were not material as of July 31, 2004 and October 25, 2003. For the three months ended July 31, 2004 and July 26, 2003, three customers each represented greater than ten percent of the Company’s total revenues for combined totals of 69 percent and 66 percent of total revenues, respectively. For the nine months ended July 31, 2004 and July 26, 2003, three customers each represented greater than ten percent of the Company’s total revenues for combined totals of 69 percent and 68 percent of total revenues, respectively.

10. Gain on Investments, net

     Net gain on investments for both the three months ended July 31, 2004 and July 26, 2003 was $0.0 million, and for the nine months ended July 31, 2004 and July 26, 2003 was $0.4 million and $0.5 million, respectively. Net gain on investments for the three and nine months ended July 31, 2004 and three months ended July 26, 2003 was related to the disposition of private strategic investments. Net gain on investments for the nine months ended July 26, 2003 consisted of a gain of $2.5 million recorded in the three months ended January 25, 2003, that resulted from the acquisition by a third party of a non-

publicly traded company in which Brocade had a minority equity investment. This gain was partially offset by an impairment charge of $2.2 million recorded during the three months ended January 25, 2003, that resulted from an other-than-temporary decline in the estimated fair value of a minority equity investment in a different non-publicly traded company. The impairment charge reduced the carrying value of this investment to zero, which is the estimated fair value. As of July 31, 2004 and October 25, 2003, the carrying values of the Company’s equity investments in non-publicly traded companies were $0.5 million and zero, respectively.

11. Net Income (Loss) per Share

     The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 31,	July 26,	July 31,	July 26,
	2004	2003	2004	2003
Net income (loss)	$17,028	$1,911	$(21,709)	$(150,996)

Basic and diluted net income (loss) per share:
Weighted-average shares of common stock outstanding	261,842	256,674	259,963	249,159
Less: Weighted-average shares of common stock subject to repurchase	(361)	(801)	(449)	(672)

Weighted-average shares used in computing basic net income (loss) per share	261,481	255,873	259,514	248,486
Dilutive effect of potential common shares	2,059	3,571	—	—

Weighted-average shares used in computing diluted net income (loss) per share	263,540	259,444	259,514	248,486

Basic net income (loss) per share	$0.07	$0.01	$(0.08)	$(0.61)

Diluted net income (loss) per share	$0.06	$0.01	$(0.08)	$(0.61)

     For the three months ended July 31, 2004 and July 26, 2003, potential common shares in the form of stock options to purchase 43.4 million shares of common stock and 9.1 million shares of common stock, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share. For the nine months ended July 31, 2004 and July 26, 2003, stock options outstanding of 50.9 million and 30.0 million shares, respectively, were antidilutive as the Company had net losses for the periods, and therefore, not included in the computation of diluted earnings per share. In addition, for the three months ended July 31, 2004 and July 26, 2003, potential common shares of 8.8 million and 12.6 million common shares, respectively, resulting from the potential conversion of the Company’s convertible subordinated debt were antidilutive and therefore not included in the computation of diluted earnings per share. For the nine months ended July 31, 2004 and July 26, 2003, potential common shares of 9.6 million and 12.6 million common shares, respectively, resulting from the potential conversion of the Company’s convertible subordinated debt were antidilutive and therefore not included in the computation of diluted earnings per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements. These forward-looking statements include predictions regarding our future:

•	revenues and profits, including average selling price per port and number of ports shipped;

•	gross margin;

•	new products and market opportunity;

•	customer concentration;

•	research and development expenses;

•	savings from restructuring programs;

•	sales and marketing expenses;

•	general and administrative expenses;

•	pricing and cost reduction activities;

•	income tax provision and effective tax rate;

•	realization of deferred tax assets;

•	cash flows from employee participation in employee stock programs;

•	liquidity and sufficiency of existing cash, cash equivalents, and short-term investments for near-term requirements;

•	purchase commitments;

•	technology and products;

•	outcomes of pending or threatened litigation; and

•	financial condition and results of operations as a result of recent accounting pronouncements.

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

Results of Operations

     The second quarter of fiscal year 2004 consisted of 14 weeks, which is one week more than a typical quarter. The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

	Three Months Ended		Nine Months Ended
	July 31,	July 26,	July 31,	July 26,
	2004	2003	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	42.8	45.9	44.2	46.1

Gross margin	57.2	54.1	55.8	53.9

Operating expenses:
Research and development	24.1	27.8	25.4	27.2
Sales and marketing	16.4	20.6	17.7	23.3
General and administrative	4.1	4.1	4.1	4.1
Settlement of an acquisition-related claim	—	—	1.6	—
Amortization of deferred stock compensation	0.1	0.2	0.1	0.1
In-process research and development	—	—	—	34.8
Restructuring costs	—	—	2.3	5.4
Lease termination charge and other, net	—	—	17.1	—

Total operating expenses	44.7	52.7	68.3	94.9

Income (loss) from operations	12.5	1.4	(12.5)	(41.0)
Interest and other income, net	3.5	3.2	3.3	3.7
Interest expense	(1.9)	(2.6)	(1.9)	(2.6)
Gain on repurchases of convertible subordinated debt	2.3	—	0.9	—
Gain (loss) on investments, net	0.1	—	0.1	0.1

Income (loss) before provision for (benefit from) income taxes	16.5	2.0	(10.1)	(39.8)

	Three Months Ended		Nine Months Ended
	July 31,	July 26,	July 31,	July 26,
	2004	2003	2004	2003
Income tax provision (benefit)	(5.2)	0.6	(5.2)	(0.9)

Net income (loss)	11.3%	1.4%	(4.9)%	(38.9)%

     Revenues. Our revenues are derived primarily from sales of our SilkWorm family of products. Our SilkWorm products, which range in size from 8 ports to 128 ports, connect servers and storage devices creating a Storage Area Network (SAN). Each server or storage device typically uses multiple ports to connect to the SAN. Net revenues for the three months ended July 31, 2004 were $150.0 million, an increase of 12 percent compared with net revenues of $133.5 million for the three months ended July 26, 2003. This increase in net revenues for the period reflects a 39 percent increase in the number of ports shipped, partially offset by a 24 percent decline in average selling price per port. Net revenues for the nine months ended July 31, 2004 were $440.7 million, an increase of 14 percent compared with net revenues of $387.5 million for the nine months ended July 26, 2003. This increase in net revenues for the period reflects a 44 percent increase in the number of ports shipped, partially offset by a 23 percent decline in average selling price per port. We believe the increase in the number of ports shipped for the three and nine months ended July 31, 2004 reflects higher demand for our products as end-users continue to consolidate storage and server infrastructures using SANs, expand existing SANs to support more applications, and deploy SANs in new environments. We also believe some of the increase in ports shipped reflects the initial stocking of new products by our OEM customers.

     We expect the number of ports shipped to fluctuate depending on the demand for our existing and recently introduced products as well as the timing of product transitions by our OEM customers. We also expect that average selling price per port will likely decline at rates consistent with the rates we experienced in the nine months ended July 31, 2004 unless they are adversely affected by accelerated pricing pressures, new product introductions by us or our competitors, or other factors that may be beyond our control.

     Historically, domestic revenues have been between 60 percent and 75 percent of total revenues. Domestic and international revenues were approximately 67 percent and 33 percent of total revenues, respectively, for the three months ended July 31, 2004, compared to 66 percent and 34 percent, respectively, for the three months ended July 26, 2003. Domestic and international revenues were approximately 64 percent and 36 percent of total revenues, respectively, for the nine months ended July 31, 2004, compared to 67 percent and 33 percent, respectively, for the nine months ended July 26, 2003. International revenues primarily consisted of sales to customers in Western Europe and the greater Asia Pacific region. For the three months ended July 31, 2004, international revenues decreased by 1 percent to 33 percent compared to 34 percent for the three months ended July 26, 2003, primarily due to the relative mix of sales to certain OEM customers. For the nine months ended July 31, 2004, international revenues have increased primarily as a result of faster growth in the Asia Pacific region. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM customers.

     A significant portion of our revenues is concentrated among a relatively small number of customers. For the three months ended July 31, 2004 and July 26, 2003, three customers each represented greater than ten percent of our total revenues for combined totals of 69 percent and 66 percent of total revenues, respectively. For the nine months ended July 31, 2004 and July 26, 2003, three customers each represented greater than ten percent of our total revenues for combined totals of 69 percent and 68 percent of total revenues, respectively. We expect that a significant portion of our future revenues will continue to come from the sale of products to a relatively small number of customers. Therefore, the loss of, or a decrease in the level of sales to, any one of these customers could seriously harm our financial condition and results of operations.

     Gross margin. Gross margin for the three months ended July 31, 2004 was 57.2 percent, compared with 54.1 percent for the three months ended July 26, 2003. Gross margin for the nine months ended July 31, 2004 was 55.8 percent, compared with 53.9 percent for the nine months ended July 26, 2003. Cost of goods sold consists of product costs, which are variable, and manufacturing operations costs, which are generally fixed. For the three months ended July 31, 2004 as compared to the three months ended July 26, 2003, product costs relative to net revenues decreased by 1.1 percent due to decreases in component and manufacturing costs. Manufacturing operations costs relative to net revenues decreased by 2.0 percent principally due to increases in net revenues and savings from the restructuring programs we implemented during the second quarter of fiscal year 2004 (see Note 3, “Restructuring Costs,” of the Notes to Condensed Consolidated Financial Statements). For the nine months ended July 31, 2004 as compared to the nine months ended July 26, 2003, product costs relative to net revenues decreased by 0.6 percent also primarily due to lower component and manufacturing costs. Manufacturing operations costs relative to net revenues decreased by 1.3 percent principally due to the increase in net revenues and savings from our recent restructuring programs.

     Gross margin is primarily affected by average selling price per port, number of ports shipped, and cost of goods sold. We expect that average selling price per port for our products will likely decline at rates consistent with the rates we experienced in the nine months ended July 31, 2004 unless they are adversely affected by accelerated pricing pressures, new product introductions by us or our competitors, or other factors that may be beyond our control. We believe that we have the ability to partially mitigate the effect of declines in average selling price per port on gross margins through our product and manufacturing operations cost reductions. During fiscal year 2003, the average selling price per port began to decline at a higher than historical rate. If this dynamic reoccurs, we may not be able to reduce our costs fast enough to prevent a decline in our gross margins. In addition, we must also maintain or increase current volume of ports shipped to maintain our current gross margins. If we are unable to offset future reductions of average selling price per port with reduced product and manufacturing costs, or if as a result of future reductions in average selling price per port our revenues do not grow, our gross margins would be negatively affected.

     We recently introduced several new products and expect to introduce additional new products in the future. As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, and provide sufficient supplies of new products to meet customer demands. Our gross margins may be adversely affected if we fail to successfully manage the introductions of these new products.

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

     For the three months ended July 31, 2004, R&D expenses decreased by $1.0 million, or three percent, to $36.2 million as compared with $37.2 million for the three months ended July 26, 2003. This decrease is primarily due to decreases of $0.7 million in facilities expenses as a result of savings from our building purchase and $1.7 million in salaries and related expenses as a result of our recent restructurings programs, offset by an increase of $1.2 million in consulting and product development spending.

     For the nine months ended July 31, 2004, R&D expenses increased by $6.3 million, or six percent, to $111.9 million as compared with $105.6 million for the nine months ended July 26, 2003. This increase is primarily due to a $6.0 million increase in expenses related to consulting and new product development spending, and a $3.1 million increase in salaries and related expenses, offset by a $2.0 million decrease in facilities expenses due to savings from our building purchase and a $1.7 million decrease in salaries and related expenses as a result of our recent restructuring programs. The increase in salaries and related expenses reflects the effects of both the extra week in the second quarter of fiscal year 2004 and our acquisition of Rhapsody Networks, Inc. (Rhapsody) in January 2003.

     We currently anticipate that R&D expenses for the three months ending October 30, 2004 will decrease on an absolute dollars basis resulting from savings related to our recent restructuring programs.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses.

     Sales and marketing expenses for the three months ended July 31, 2004 decreased by $2.9 million, or 11 percent, to $24.6 million as compared with $27.5 million for the three months ended July 26, 2003. This decrease is primarily due to a $1.8 million decrease in travel and marketing program expenses resulting from various cost-cutting actions and a $0.5 million decrease in salaries and related expenses as a result of our recent restructuring programs.

     For the nine months ended July 31, 2004, sales and marketing expenses decreased by $12.1 million, or 13 percent, to $78.1 million as compared with $90.2 million for the nine months ended July 26, 2003. This decrease is primarily due to a $7.9 million decrease in travel and marketing program expenses resulting from various cost-cutting actions and a $4.7 million decrease in salaries and related expenses, which reflects both the effect of the headcount reduction that occurred in the first and second quarters of fiscal year 2003, partially offset by the extra week in the second quarter of fiscal year 2004.

     We currently anticipate that sales and marketing expenses for the three months ending October 30, 2004 will decrease on an absolute dollar basis resulting from savings related to our recent restructuring programs.

     General and administrative expenses. General and administrative (G&A) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, accounting and professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses.

     G&A expenses for the three months ended July 31, 2004 increased by $0.7 million, or 12 percent, to $6.2 million as compared with $5.5 million for the three months ended July 26, 2003. For the nine months ended July 31, 2004, G&A expenses increased by $2.2 million, or 14 percent, to $18.0 million as compared with $15.8 million for the nine months ended July 26, 2003. For the three and nine months ended July 31, 2004, the increase in G&A expenses is primarily due to increased salaries and related expenses as a result of an increase in personnel, as well as the extra week in the second quarter of fiscal year 2004.

     We currently anticipate that G&A expenses for the three months ending October 30, 2004 will decrease on an absolute dollar basis resulting from savings related to our recent restructuring programs.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation was $0.1 million and $0.2 million for the three months ended July 31, 2004 and July 26, 2003, respectively, and $0.4 million and $0.5 million for the nine months ended July 31, 2004 and July 26, 2003, respectively. In the second quarter of fiscal year 2003, we recorded $1.7 million of deferred stock compensation in connection with our acquisition of Rhapsody. The $1.7 million of deferred stock compensation represented the intrinsic value of unvested restricted common stock and assumed stock options, and is being amortized over the respective remaining service periods on a straight-line basis. As of July 31, 2004, the remaining unamortized balance of this deferred stock compensation was $0.3 million. In addition, in the second quarter of fiscal year 2004, we recorded $1.4 million of deferred stock compensation in connection with restricted stock award grants to certain employees. As of July 31, 2004, the remaining unamortized balance of this deferred stock compensation was $0.9 million. Amortization of deferred stock compensation for the three and nine months ended July 31, 2004 does not include the compensation expense related to the restricted stock awards. Amortization of deferred stock compensation for the nine months ended July 26, 2003 primarily consisted of deferred stock compensation related to the Rhapsody acquisition.

     Settlement of an acquisition-related claim. In the second quarter of fiscal year 2004, we recorded a $6.9 million charge in settlement of a claim relating to our acquisition of Rhapsody. Under the term of the settlement, in the third quarter of fiscal year 2004 we issued 1.3 million shares of common stock to the former Rhapsody shareholders in exchange for a release of claims.

     In-process research and development. On January 27, 2003, we completed our acquisition of Rhapsody, a provider of next-generation intelligent switching platforms. As of the acquisition date, Rhapsody was a development stage company that had no recognized revenue and a core technology that required substantial additional resources to bring it to technological feasibility. Therefore, we accounted for the acquisition as an asset purchase and allocated the total purchase price of $138.5 million to the assets acquired, liabilities assumed, and acquired in-process R&D based on their respective fair values. We allocated the excess of purchase price over the fair value of net assets received to acquired in-process R&D and acquired non-monetary assets on a pro-rata basis. We expensed the acquired in-process R&D of $134.9 million during the three months ended April 26, 2003 because it had not yet reached technological feasibility and had no alternative future use. We did not record any acquired in-process R&D in any of the other periods presented. We completed the development of this technology in fiscal year 2004 and we are beginning to generate revenues related to this technology.

     Restructuring costs. Restructuring costs for the nine months ended July 31, 2004 were $10.1 million. Restructuring costs consist of $10.5 million related to a restructuring plan implemented during the three months ended May 1, 2004, and a reduction of $0.4 million to restructuring costs related to our other previously recorded restructuring liability, primarily due to a lower than expected outcome related to outplacement costs (see Note 3, “Restructuring Costs,” of the Notes to Condensed Consolidated Financial Statements). As a result of this restructuring, we expect additional cost savings of approximately $2.0 million in the fourth quarter of fiscal year 2004, resulting from changes in headcount and business structure. We also expect to realize additional savings in future quarters.

     Restructuring costs for the nine months ended July 26, 2003 were $21.0 million, which consisted of $10.9 million related to a program to restructure and reorganize certain business operations during the three months ended April 26, 2003, and

$10.1 million related to a company-wide restructuring program effected during the three months ended January 25, 2003 (see Note 3, “Restructuring Costs” of the Notes to Condensed Consolidated Financial Statements).

     Lease termination charge and other, net. Lease termination charge and other, net for the nine months ended July 31, 2004 was $75.6 million. During the three months ended January 24, 2004, we purchased a previously leased building located near our San Jose headquarters for $106.8 million in cash plus transaction costs. The $106.8 million consisted of $30.0 million for the purchase of land and a building and $76.8 million for a lease termination fee (see Note 6, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Condensed Consolidated Financial Statements). No lease termination charge was recorded in any of the other periods presented. As a result of the building purchase, we expect to reduce our operating expenses in fiscal year 2004 by approximately $4 million to $6 million.

     Interest and other income, net. Net interest and other income was $5.2 million and $4.3 million for the three months ended July 31, 2004 and July 26, 2003, respectively, and $14.4 million and $14.2 million for the nine months ended July 31, 2004 and July 26, 2003, respectively. The increase for both the three and nine months ended July 31, 2004 compared with the three and nine months ended July 26, 2003 was primarily the result of higher interest rates due to investment mix, offset by decreased average cash and investment balances. The decreases in our cash and investment balances were primarily related to the purchase of a building near our San Jose headquarters and the repurchases of our two percent convertible subordinated notes due 2007 (the notes or convertible subordinated debt) in the nine months ended July 31, 2004.

     Interest expense. Interest expense was $2.8 million and $3.4 million for the three months ended July 31, 2004 and July 26, 2003, respectively, and $8.4 million and $10.1 million for the nine months ended July 31, 2004 and July 26, 2003, respectively. Interest expense primarily represents the interest cost associated with our convertible subordinated debt. The decrease for both the three and nine months ended July 31, 2004 compared with the three and nine months ended July 26, 2003 was primarily the result of the repurchases of our convertible subordinated debt, resulting in a lower debt outstanding as of July 31, 2004. The balance outstanding of our convertible subordinated debt as of July 31, 2004 and July 26, 2003 was $386.3 million and $550.0 million, respectively.

     Gain on repurchases of convertible subordinated debt. During the three months ended July 31, 2004, we repurchased on the open market $47.4 million in face value of our convertible subordinated debt. We paid an average of $0.915 on each dollar of face value for an aggregate purchase price of $43.4 million, which resulted in a pre-tax gain of $3.5 million for the three months ended July 31, 2004. During the nine months ended July 31, 2004, we repurchased a total of $56.7 million in face value of our convertible subordinated debt, which resulted in a pre-tax gain of $4.0 million for the nine months ended July 31, 2004. As of July 31, 2004, the remaining balance outstanding of the convertible subordinated debt was $386.3 million. There were no repurchases of convertible subordinated debt in any of the other periods presented.

     Income tax provision (benefit). Our effective tax rate for the three months ended July 31, 2004 was 31.4 percent, compared with 28.8 percent for the three months ended July 26, 2003. Our effective tax rate for the nine months ended July 31, 2004 was a benefit of 51.3 percent, compared with a benefit of 2.2 percent for the nine months ended July 26, 2003. The effective tax rate in the three and nine months ended July 31, 2004 was impacted by certain non-routine events, including a lease termination, facilities consolidations and a reduction in force. Additionally, our effective tax rate reflects the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. To the extent that international revenues and earnings differ from those historically achieved, a factor largely influenced by the buying behavior of our OEM partners, or if unfavorable changes in tax laws and regulations or other non-routine events that are not deductible occur, our effective tax rate may be impacted.

Liquidity and Capital Resources

     Cash, cash equivalents, short-term investments and long-term investments were $757.3 million as of July 31, 2004. For the nine months ended July 31, 2004, we used $2.2 million in cash from operating activities, primarily due to our operating net loss for the nine months ended July 31, 2004, which includes lease termination, facilities lease losses and other related charges. Days sales outstanding in accounts receivable for the nine months ended July 31, 2004 was 57 days, compared with 54 days for the nine months ended July 26, 2003.

     Net cash used in investing activities for the nine months ended July 31, 2004 totaled $140.7 million and was the result of $93.0 million in net purchases of short and long-term investments and other non-marketable investments, as well as $47.7 million invested in capital equipment, including $30.0 million for the purchase of a building near our San Jose headquarters.

     Net cash used in financing activities for the nine months ended July 31, 2004 was $15.9 million, and was the result of repurchases of our convertible subordinated debt, partially offset by net proceeds of $18.9 million from the issuance of common stock related to employee participation in employee stock programs and exercises of stock options.

     Net proceeds from the issuance of common stock related to employee participation in employee stock programs have historically been a significant component of our liquidity. The extent to which our employees participate in these programs generally increases or decreases based upon changes in the market price of our common stock. As a result, our cash flows resulting from the issuance of common stock related to employee participation in employee stock programs will vary. However, due to the voluntary stock option exchange program we completed in July 2003, we do not expect to generate significant cash flow from employee participation in stock programs during fiscal year 2004 unless our future common stock price exceeds the $6.54 per share exercise price for stock options granted under the program.

     We have manufacturing agreements with Solectron Corporation (Solectron) and Hon Hai Precision Industry Co. (Foxconn) under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. The required lead-time for placing orders with each of Solectron and Foxconn depends on the specific product. As of July 31, 2004, our aggregate commitment to Solectron and Foxconn for inventory components used in the manufacture of our products was $49.6 million, net of purchase commitment reserves of $3.7 million, which we expect to utilize during future normal ongoing operations. Although the purchase orders we place with Solectron and Foxconn are cancelable, the terms of the agreements require us to purchase from Solectron and Foxconn all inventory components not returnable or usable by, or sold to, other customers of Solectron or Foxconn.

     On December 21, 2001, and January 10, 2002, we sold $550.0 million in aggregate principal amount of our convertible subordinated debt (see Note 7, “Convertible Subordinated Debt,” of the Notes to Condensed Consolidated Financial Statements). Holders of the notes may, in whole or in part, convert the notes into shares of our common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (aggregate of approximately 8.8 million shares based on outstanding debt of $386.3 million as of July 31, 2004) at any time prior to maturity on January 1, 2007. At any time on or after January 5, 2005, we may redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price
Beginning on January 5, 2005 and ending on December 31, 2005	100.80%
Beginning on January 1, 2006 and ending on December 31, 2006	100.40%
On January 1, 2007 and thereafter	100.00%

     We are required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Debt issuance costs of $12.4 million are being amortized over the term of the notes. The amortization of debt issuance costs will accelerate upon early redemption or conversion of the notes. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures. As of July 31, 2004, the remaining balance of unamortized debt issuance costs was $4.1 million.

     During the three months ended July 31, 2004, we repurchased on the open market $47.4 million in face value of our convertible subordinated debt. We paid an average of $0.915 on each dollar of face value for an aggregate purchase price of $43.4 million, which resulted in a pre-tax gain of $3.5 million for the three months ended July 31, 2004. During the nine months ended July 31, 2004, we repurchased a total of $56.7 million in face value of our convertible subordinated debt, which resulted in a pre-tax gain of $4.0 million for the nine months ended July 31, 2004. As of July 31, 2004, the remaining balance outstanding of the convertible subordinated debt was $386.3 million.

     On November 18, 2003, we purchased a previously leased building located near our San Jose headquarters, and issued a $1.0 million guarantee as part of the purchase agreements.

     The following table summarizes our contractual obligations (including interest expense) and commitments as of July 31, 2004 (in thousands):

		Less than				After
	Total	1 year		1 – 3 years		3 years
Contractual Obligations:
Convertible subordinated debt, including interest	$405,593		$7,726		$397,867		$—
Non-cancelable operating leases	85,895		17,851		27,468		40,576
Unconditional purchase obligations, gross	53,258		53,258		—		—

Total contractual cash obligations	$544,746		$78,835		$425,335		$40,576

Other Commitments:
Standby letters of credit	$8,343	$	n/a	$	n/a	$	n/a

Guarantee	$1,015	$	n/a	$	n/a	$	n/a

     Share Repurchase Program. In August 2004, our board of directors approved a share repurchase program for up to $100.0 million of our common stock. The purchases may be made, from time to time, in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. To date, no shares had been purchased under this program.

     Equity Investments. Under the terms of certain investment agreements in non-publicly traded companies, we may be required to make additional investments of up to $5.0 million if certain milestones are met.

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

Critical Accounting Policies and Estimates

     Our discussion and analysis of financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an on-going basis, our estimates and judgments, including those related to sales returns, bad debts, excess inventory and purchase commitments, investments, warranty obligations, restructuring costs, lease losses, income taxes, and contingencies and litigation. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

     Revenue recognition, and allowances for sales returns, sales programs, and doubtful accounts. Product revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable, and collection is probable. However, for newly introduced products, many of our large OEM customers require a product qualification period during which our products are tested and approved by the OEM customer for sale to their customers. Revenue recognition, and related cost, is deferred for shipments to new OEM customers and for shipments of newly introduced products to existing OEM customers until satisfactory evidence of completion of the product qualification has been received from the OEM customer. Revenue from sales to our master resellers customers is recognized in the same period in which the actual sell-through occurs.

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

     Restructuring charges and lease loss reserves. We monitor and regularly evaluate our organizational structure and associated operating expenses. Depending on events and circumstances, we may decide to take additional actions to reduce future operating costs as our business requirements evolve. In determining the restructuring charges, we analyze our future operating requirements, including the required headcount by business functions and facility space requirements. Our restructuring costs, and any resulting accruals, involve significant estimates made by management using the best information available at the time the estimates are made, some of which may be provided by third parties. In recording facilities lease loss reserves, we make various assumptions, including the time period over which the facilities are expected to be vacant, expected sublease terms, expected sublease rates, anticipated future operating expenses, and expected future use of the facilities. Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements with terms as favorable as those assumed when arriving at our estimates. We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring and lease loss accruals including the various assumptions noted above. If actual results differ significantly from our estimates, we may be required to adjust our restructuring and lease loss accruals in the future.

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

     In November 2003, the EITF reached an interim consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. In March 2004, the EITF reached a final consensus on this Issue, to provide additional guidance which companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. The guidance is applicable for reporting periods beginning after June 15, 2004. The Company does not expect the adoption under the final consensus to have a significant impact on the carrying value of its investments.

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

Risk Factors

As we introduce new products, we must manage the transition between our new products and our older products and achieve market acceptance of these new products.

     As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. We must also achieve widespread market acceptance of the new or enhanced products in order to realize the benefits of our investments in these products. When we introduce new or enhanced products, we face numerous risks relating to product transitions, including the inability to accurately forecast demand, excess inventories of older products, hardware and software defects, and different sales and support requirements due to the complexity of the new products. In addition, we face the risk that the new or enhanced products may not achieve widespread market acceptance. Factors that may affect market acceptance include:

•	performance, price and total cost of ownership;

•	features and functionality;

•	availability and price of competing products and technologies; and

•	the ability of our OEM partners to successfully distribute our products.

     For example, during the second quarter of fiscal year 2004, we introduced our new SilkWorm 24000 Director, which builds upon the existing SilkWorm 12000 Director. We also began shipping our SilkWorm 3250 and SilkWorm 3850 switches, which were designed for small to medium-sized organizations. Because we currently derive the majority of our revenues from sales of our SilkWorm product family and we expect that revenue from this product family will continue to account for a substantial portion of our revenues for the foreseeable future, sustained and widespread market acceptance of these products is critical to our future success. If we fail to successfully manage the transition to these new products or if the products do not achieve market acceptance, our business and financial results will be adversely affected. For instance, during the fourth quarter of fiscal year 2001, we recorded charges to cost of revenues of $7.7 million primarily associated with the accrual of purchase commitments for excess inventory components related to a transition of product offerings from 1 to 2 Gigabit per second technology.

We cannot be certain that we will benefit fully from the substantial investments we have made and continue to make in our recently introduced Silkworm Fabric Application Platform product family.

     We recently introduced, and intend to continue to make substantial investments in, our Silkworm Fabric Application Platform product family. The first product in the Silkworm Fabric Application Platform product family that we announced for general availability is the Silkworm Multiprotocol Router. Our success with the Silkworm Multiprotocol Router and the subsequent products in the Silkworm Fabric Application Platform product family will depend on risks and uncertainties including:

•	our ability to timely develop and manufacture these products in volumes and with the performance levels and feature sets required by customers,

•	the market acceptance of these products by both end-users and our OEM partners, and

•	the availability of complementary applications developed by our OEM partners and other application developers for these products.

     We cannot be certain that these new products will be successfully developed or achieve market acceptance, or that we will benefit fully from the substantial investments we have made and continue to make in the Silkworm Fabric Application Platform product family. In addition, we cannot be certain that our OEM partners or other application developers will develop applications for these products in a timely manner, if at all, or if applications that are developed will meet end-user requirements. If we are unable to successfully manage any of these aspects of our Silkworm Fabric Application Platform product family introductions, our business and financial results will be adversely affected.

Increased market competition may lead to reduced sales, margins, profits and market share.

     The SAN market is becoming more competitive and subject to rapid technological change. Increased competition has in the past resulted in greater pricing pressures, and reduced sales, margins, profits and market share. Currently, we believe that we principally face competition from providers of Fibre Channel switching products for interconnecting servers and storage. These competitors include Cisco Systems, Computer Network Technology Corporation, McDATA Corporation, and Qlogic Corporation.

     The SAN market is likely to become even more competitive as new products and technologies are introduced by existing competitors and as new competitors enter the market. These new competitive products could be based on existing technologies or new technologies that may or may not be compatible with our SAN technology. Competitive products might include, but are not limited to, non-Fibre Channel based emerging products utilizing Gigabit Ethernet, 10 Gigabit Ethernet or InfiniBand. In addition, our OEM partners, who also have relationships with some of our current competitors, could become new competitors by developing and introducing products competitive with our product offerings, choose to sell our competitors’ products instead of our products, or offer preferred pricing or promotions on our competitors’ products.

     Some of our competitors have longer operating histories and significantly greater human, financial, and capital resources than us. These competitors could adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products than we can. As a result, they may be able to respond more quickly to changes in customer or market requirements. We may not have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully against current or future competitors. This could materially harm our business and financial results.

We depend on OEM partners for a majority of our revenues, and the loss of any of these OEM partners or a decrease in the levels of their purchases could significantly reduce our revenues and negatively affect our financial results.

     We depend on recurring purchases from a limited number of large OEM partners for the majority of our revenue. Our agreements with our OEM partners are typically cancelable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. For the fiscal quarter ended July 31, 2004, three customers each represented greater than ten percent of our total revenues for a combined total of 69 percent. We anticipate that our revenues and operating results will continue to depend on sales to a relatively small number of customers. The loss of any one significant customer, or a decrease in the level of sales to any one significant customer, or unsuccessful negotiation on key terms, conditions or timing of purchase orders placed during a quarter, could seriously harm our business and financial results.

     In addition, some of our OEM partners purchase our products for their inventories in anticipation of customer demand. Others require that we maintain inventories of our products in hubs adjacent to their manufacturing facilities and purchase our products only as necessary to fulfill immediate customer demand. If more of our OEM partners adopt the hub model or otherwise change their business practices, their ordering patterns may become less predictable, particularly as they transition into that model. Consequently, changes in ordering pattern may affect both the timing and volatility of our reported revenues. The timing of sales to our OEM partners, and consequently the timing and volatility of our reported revenues, may be further affected by the product introduction schedules of our OEM partners. Our OEM partners may delay or postpone their product orders in order to coordinate receipt of our products with their product introduction schedules. We also may be exposed to higher risks of obsolete or excess inventories.

     Our OEM partners evaluate and qualify our products for a limited time period before they begin to market and sell them. Assisting these distribution partners through the evaluation process requires significant sales, marketing and management efforts on our part, particularly if our products are being qualified with multiple distribution partners at the same time. In addition, once our products have been qualified, our customer agreements have no minimum purchase commitments. We may not be able to effectively maintain or expand our distribution channels, manage distribution relationships successfully, or market our products through distribution partners. We must continually assess, anticipate and respond to the needs of our distribution partners and their customers, and ensure that our products integrate with their solutions. Our failure to manage successfully our distribution relationships or the failure of our distribution partners to sell our products could reduce our revenues. In addition, our ability to respond to the needs of our distribution partners in the future may depend on third parties producing complementary products and applications for our products. If we fail to respond to the needs of these groups, our business and financial results could be harmed.

The prices of our products have declined in the past, and we expect the price of our products to continue to decline, which would reduce our revenues, gross margins and profitability.

     The average selling price per port for our products has declined in the past, and we expect it to continue to decline in the future as a result of changes in product mix, competitive pricing pressures, increased sales discounts, marketing programs, new product introductions by us or our competitors, the entrance of new competitors or other factors. For example, during the second quarter of fiscal year 2004, we introduced and began shipping new director switch and server products. It will take some time for us to be able to determine the impact that these new products will have on our total revenues, gross margins and overall profitability. If we are unable to offset any negative impact that changes in product mix, competitive pricing pressures, increased sales discounts, enhanced marketing programs, new product introductions by us or our competitors, or other factors may have on us by increasing the number of ports shipped or reducing product manufacturing cost, our total revenues and gross margins will decline.

     In addition, to maintain our gross margins we must maintain or increase the number of ports shipped, develop and introduce new products and product enhancements, and continue to reduce the manufacturing cost of our products. If we fail to effectively respond to declines in average selling price per port, our gross margins will further decline. Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, we could incur losses, our operating results and gross margins would be below our expectations and the expectations of investors and stock market analysts, and our stock price would be negatively affected.

Our future revenue growth depends on our ability to rapidly develop new and enhanced products that achieve widespread market acceptance.

     Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and manufacturing high-quality, cost-effective products and product enhancements on a timely basis, and by keeping pace with technological developments and emerging industry standards. This risk could become more pronounced as the SAN market becomes more competitive and subject to increased demand for new and improved technologies. In the past we experienced delays in product development, and such delays could occur in the future. If we are required to develop new technologies and introduce new products more rapidly than in the past, or if we have to manage shorter product cycles and transitions, our business and financial results may be harmed.

     We expect to launch new products and product enhancements during the next year that will further expand the market opportunity for our products. We also expect our future revenue growth to be dependent on the success of our current line of products and our ability to rapidly develop and introduce new products and new product enhancements. If we are unable to timely introduce our new products, our business and financial results will be adversely affected.

The loss of our third-party contract manufacturers, the failure to accurately forecast demand for our products or the failure to successfully manage the production of our products could negatively affect our ability to manufacture and sell our products.

     We currently depend on two third-party contract manufacturers, Solectron and Foxconn, to manufacture our products. Qualifying a new contract manufacturer and commencing volume production is a lengthy and expensive process. If we are required or choose to change contract manufacturers and we encounter production, administrative or logistical obstacles during the transition, we may lose revenue and injure our customer relationships. In addition, if we should fail to effectively manage the production of our products through Solectron and Foxconn, or if Solectron or Foxconn experience delays, disruptions, capacity constraints, component parts shortages or quality control problems in their manufacturing operations, shipment of our products to our customers could be delayed and our competitive position and reputation could be harmed.

     We provide product forecasts to our contract manufacturers and place purchase orders with them in advance of the scheduled delivery of products to our customers. In preparing sales and demand forecasts, we rely largely on input from our distribution partners. Therefore, if our distribution partners are unable to accurately forecast demand, or if we fail to effectively communicate with our distribution partners about end-user demand or other time sensitive information, sales and demand forecasts may not reflect the most accurate, up-to-date information. If these forecasts are inaccurate we may be unable to obtain from our contract manufacturers adequate manufacturing capacity to meet customers’ delivery requirements, or we may accumulate excess inventories. Furthermore, we may not be able to identify forecast discrepancies until late in our fiscal quarter. Consequently, we may not be able to make adjustments to our business model. If we are unable to obtain adequate manufacturing capacity from our contract manufacturers, if we accumulate excess inventories, or if we are unable to make necessary adjustments to our business model, our business and financial results may be negatively affected. In addition, although the purchase orders placed with our contract manufactures are cancelable, in certain circumstances we could be required to purchase certain unused material not returnable, usable by, or sold to other customers if we cancel any of our orders. If this occurs, we would incur unanticipated expenses and our business and financial results could be negatively affected.

     As part of our business strategy, we may seek to transition a greater portion of our product manufacturing to third parties that are located overseas. This kind of transition would expose us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, delays related to the acquisition of product components and distribution of our products, and potentially adverse tax consequences, all of which could harm our business. If we are not successful in our strategy to further transition our manufacturing to overseas markets, or if we are not successful in the implementation of this overseas manufacturing, our ability to manufacture and sell our products could be substantially impaired.

If we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.

     Our success depends to a significant degree upon the continued contributions of key management, engineering, sales and other personnel, many of whom would be difficult to replace. Our compensation packages include equity-based incentives. Therefore, our compensation packages could be adversely affected if our stock price does not increase.

     We believe our future success will also depend, in large part, upon our ability to attract and retain highly skilled managerial, engineering, sales and other personnel, and on the ability of management to operate effectively, both individually and as a group. We have experienced difficulty in hiring qualified ASIC, software, system and test, sales, marketing, key management and customer support personnel. In addition, our recent reductions in force could potentially make attracting and retaining qualified employees more difficult in the future. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively affect our ability to sell, our products.

     In addition, companies in the computer storage and server industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices or that there will be inappropriate disclosure of confidential or proprietary information. We may receive such claims in the future as we seek to hire additional qualified personnel. Such claims could result in material litigation. As a result, we could incur substantial costs in defending against these claims, regardless of their merits.

Our quarterly and annual revenues and operating results may fluctuate in future periods due to a number of factors, which could adversely affect the trading price of our stock.

     Our quarterly and annual revenues and operating results may vary significantly in the future due to a number of factors, any of which may cause our stock price to fluctuate. Factors that may affect the predictability of our annual and quarterly results include, but are not limited to, the following:

•	changes, disruptions or downturns in general economic conditions, particularly in the information technology industry;

•	the timing of customer orders, product qualifications, and product introductions of our OEM partners;

•	announcements, introductions, and transitions of new products by us and our competitors or our OEM partners;

•	declines in average selling price per port for our products as a result of competitive pricing pressures or new product introductions by us or our competitors;

•	the emergence of new competitors in the SAN market;

•	deferrals of customer orders in anticipation of new products, services, or product enhancements introduced by us or our competitors;

•	our ability to obtain sufficient supplies of sole- or limited-sourced components, including ASICs, microprocessors, certain connectors, certain logic chips, and programmable logic devices;

•	increases in prices of components used in the manufacture of our products;

•	our ability to attain and maintain production volumes and quality levels;

•	variations in the mix of our products sold and the mix of distribution channels through which they are sold;

•	pending or threatened litigation; and

•	new legislation and regulatory developments.

     Accordingly, the results of any prior periods should not be relied upon as an indication of future performance. It is possible that in some future quarter our revenues or operating results will not meet our projections or the expectations of stock market analysts or investors, and our stock price will decline.

Our revenues may be affected by changes in IT spending levels.

     Unfavorable or uncertain economic conditions and reduced global IT spending rates have adversely affected our operating results and led to a decline in our growth rates. We are unable to predict if general economic conditions will improve, and when IT spending rates will be positively affected, if at all. Furthermore, even if IT spending rates improve, we cannot be certain that the market for SAN solutions will be positively impacted. If there are future reductions in either domestic or international IT spending rates, or if IT spending rates do not improve, our revenues, operating results and financial condition may be adversely affected.

     Our storage networking products are sold as part of storage systems and subsystems. As a result, the demand for our storage networking products has historically been affected by changes in storage requirements associated with growth related to new applications and an increase in transaction levels. Although in the past we have experienced historical growth in our business as enterprise-class customers have adopted SAN technology, demand for SAN products in the enterprise-class sector continues to be adversely affected by weak or uncertain economic conditions, and because larger businesses are focusing on more efficiently using their existing IT infrastructure rather than making new equipment purchases. If weakened IT spending levels persist, and new products improve our customers’ ability to utilize their existing storage infrastructure, the demand for SAN products may decline. If this occurs, our business and financial results will be harmed.

Our business may be subject to seasonal fluctuations and uneven sales patterns in the future.

     Many of our OEM partners experience seasonality and uneven sales patterns in their businesses. For example, some of our partners close a disproportionate percentage of their sales transactions in the last month, weeks and days of each fiscal quarter; and other partners experience spikes in sales during the fourth calendar quarter of each year. In addition, our revenue for the fourth fiscal quarter of each year is generally derived from a relatively high percentage of sales to government entities. As a greater percentage of our products are sold to OEM partners or government entities which experience seasonal fluctuations and uneven sales patterns in their businesses due to any number of economic or political reasons, we could begin to experience similar seasonality and uneven sales patterns. It is difficult for us to evaluate the degree to which the seasonality and uneven sales patterns of our OEM partners or other customers may affect our business in the future because the historical growth of our business may have lessened the effect of this seasonality and uneven sales patterns on our business in the past.

We are dependent on sole source and limited source suppliers for certain key components.

     We purchase certain key components used in the manufacture of our products from single or limited sources. We purchase application specific integrated circuits (ASICs) from a single source, and we purchase microprocessors, certain connectors, logic chips, and programmable logic devices from limited sources. We also license certain third-party software that is incorporated into our operating system software and other software products. If we are unable to timely purchase or license these components, we may not be able to deliver our products to our customers in a timely manner. As a result, our business and financial results could be harmed.

     We use rolling forecasts based on anticipated product orders to determine component requirements. If we overestimate component requirements, we may have excess inventory, which would increase our costs. If we underestimate component requirements, we may have inadequate inventory, which could interrupt the manufacturing process and result in lost or deferred revenue. In addition, lead times for components vary significantly and depend on factors such as the specific supplier, contract terms, and demand for a component at a given time. We also may experience shortages of certain components from time to time, which also could delay the manufacturing and sales processes. If we overestimate or underestimate our component requirements, or if we experience shortages, our business and financial results could be harmed.

Failure to manage our business effectively could seriously harm our business prospects and financial condition.

     Our ability to successfully implement our business plan, develop and offer products, and manage our business in a rapidly evolving market requires a comprehensive and effective planning and management process. We continue to change the scope of our operations domestically and internationally, including managing our headcount appropriately. During fiscal year 2003 and the second quarter of fiscal year 2004, we completed programs to restructure certain business operations that included workforce reductions and structural cost reductions. If we do not properly manage these cost and headcount reductions, our ability to generate revenue and to produce and sell products could be harmed.

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

We may engage in future acquisitions that dilute our stockholders and cause us to use cash, incur debt or assume contingent liabilities.

     We completed our acquisition of Rhapsody on January 27, 2003. As part of our business strategy, we expect to continue to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. If we buy other businesses, products or technologies in the future, we could:

•	issue stock, or assume stock option plans that would dilute our current stockholders’ percentage ownership;

•	use cash, which may result in a reduction of our liquidity;

•	incur debt; or

•	assume liabilities.

     These purchases also involve numerous risks, including:

•	problems integrating the purchased operations, technologies, personnel or products;

•	unanticipated costs, litigation and other contingent liabilities;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering into markets in which we have no, or limited, prior experience; and

•	potential loss of our key employees or the key employees of an acquired organizations.

     We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire, or to realize expected benefits of acquisitions that we may undertake in the future. If this occurs, our business and financial results may be adversely affected.

If our assumptions regarding our revenues and margins do not materialize, our future profitability could be adversely affected.

     We do not expect to attain profitability for the full fiscal year 2004, and we may not be able to attain profitability in the future. We make our investment decisions and plan our operating expenses based in part on future revenue projections. However, our ability to accurately forecast quarterly and annual revenues is limited, as discussed above in “Our quarterly and annual revenues and operating results may fluctuate in future periods due to a number of factors, which could adversely affect the trading price of our stock.” If our projected revenues and margins do not materialize, our future profitability could be adversely affected. Moreover, we expect to incur significant costs and expenses for product development, sales, marketing and customer support, most of which are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues.

     We also make operating and investment decisions based on our anticipated future expansion, which may have an adverse effect on our earnings in the short term. For example, in fiscal year 2004, we purchased a 194,000 square foot building located near our San Jose headquarters. We expect our building purchase to adversely affect our earnings per share at least through our fiscal year 2004 as we recorded a $75.6 million charge related to lease termination, facilities consolidation and other associated costs (see Note 6, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Condensed Consolidated Financial Statements).

     During fiscal year 2003 and the second quarter of fiscal year 2004, we completed programs to restructure certain business operations that included workforce reductions and the impairment of certain assets no longer being used as a result of the restructuring programs. These actions involve numerous risks, including unanticipated costs, diversion of management’s attention from our core business and adverse effects on existing business relationships with suppliers, customers, and employees. We may not be able to achieve our planned reduction in spending related to these restructuring programs if we incur unforeseen expenses in future quarters or if we are unable to reduce expenses without jeopardizing further development, marketing and sales of our products. Additionally, it is possible that these reductions in spending may not be sufficient to achieve their intended goals. If we are unable to achieve our planned reduction in spending or if our current reductions in spending are insufficient, we may be required to undertake additional restructuring activities that may involve our personnel, real estate, fixed assets, marketing programs and research and development programs.

     As of July 31, 2004, we have total short-term and long-term deferred tax assets of $294.1 million. If we are unable to attain profitability beyond fiscal year 2004, and the realization of the deferred tax assets through future taxable income becomes uncertain, we may be required to provide a valuation allowance for our deferred tax assets resulting in additional income tax expense.

Changes in financial accounting standards or practices may cause adverse unexpected fluctuations and affect our reported business and financial results.

     Future regulatory changes, such as the FASB’s pending proposals to mandate the expensing of stock options, would require us to record charges to earnings for employee stock option grants and could adversely affect our business and financial results. In addition, the FASB has proposed a choice of valuation models to estimate the fair value of employee stock options. These models, including the Black-Scholes option-pricing model, use varying methods, inputs and assumptions selected across companies. If another party asserts that the fair value of our employee stock options are misstated, securities class action litigation could be brought against us or the market price of our common stock could decline or both could occur. As a result of these changes, we could incur losses and our operating results and gross margins may be below our expectations and those of investors and stock market analysts.

International political instability and concerns about other international crises may increase our cost of doing business and disrupt our business.

     International political instability, evidenced by the occurrence and threat of terrorist attacks, enhanced national security measures and military action and armed conflicts, may halt or hinder our ability to do business and may increase our costs. In addition, concerns about other international crises, such as the spread of the SARS and West Nile viruses, may have an adverse effect upon the world economy and could adversely affect our business operations or the operations of our OEM partners, contract manufacturers and suppliers. This political instability and concerns about other international crises may, for example:

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

     To date, no material amount of our international revenues and costs of revenues have been denominated in foreign currencies. As a result, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. Additionally, a decrease in the value of the United States dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenues may be denominated in foreign currencies, including the Euro, which will subject us to risks associated with fluctuations in those foreign currencies. Additionally, we receive significant tax benefits from sales to our international customers. These benefits are contingent upon existing tax laws in both the United States and in the respective countries in which our international customers are located.

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

     We rely on a combination of patent, copyright, trademark, and trade secret laws, confidentiality agreements, and other contractual restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants, and corporate partners, and control access to and distribution of our technology, software, documentation, and other confidential information. These measures may not preclude the disclosure of our confidential or propriety information, or prevent competitors from independently developing products with functionality or features similar to our products. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we take to prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States, will be effective.

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

We believe that we currently have adequate internal controls but we are still exposed to potential risks resulting from new requirements that we evaluate disclosure controls under Section 404 of the Sarbanes-Oxley Act of 2002.

     We are evaluating our internal controls in order to allow management to report on, and our independent auditors to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We may encounter unexpected delays in implementing the requirements relating to internal controls, therefore we cannot be certain about the timing of completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations since there is no precedent available by which to measure the adequacy of our compliance. We also expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements. If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results.

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

     Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters, is located near major earthquake faults. In the event of a major earthquake, we could experience business interruptions, destruction of facilities and loss of life. We do not carry earthquake insurance and have not set aside funds or reserves to cover such potential earthquake-related losses.

     Our operations are also subject to business interruptions that may occur as a result of a change or upgrade in our information technology systems, consolidation of our business operations, or a transition to new facilities in the United States of America or abroad. We do not carry sufficient insurance to mitigate the effect of potential material business interruptions. Consequently, should a material business interruption occur, our business and financial results could be seriously harmed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk related to changes in interest rates and equity security prices.

Interest Rate Risk

     Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at four major financial institutions in the United States. As of July 31, 2004, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.

     The following table presents the hypothetical changes in fair values of our investments as of July 31, 2004 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities				Valuation of Securities
	Given an Interest Rate			Fair Value	Given an Interest Rate
	Decrease of X Basis Points			As of July 31,	Increase of X Basis Points
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2004	50 BPS	100 BPS	150 BPS
U.S. government agencies and municipal obligations	$493,532	$491,064	$488,714	$486,373	$483,364	$481,811	$479,560
Corporate bonds and notes	$71,127	$70,694	$70,168	$69,650	$69,134	$68,626	$68,122

Total	$564,659	$561,758	$558,882	$556,023	$552,498	$550,437	$547,682

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

     The following table (in thousands) presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of July 31, 2004. Carrying value approximates fair value.

		Weighted
		Average
	Amount	Interest Rate
Cash and cash equivalents	$201,286	1.2%
Short-term investments	347,784	3.9%
Long-term investments	208,239	2.4%

Total	$757,309	2.8%

     Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. Therefore, we are not exposed to changes in interest rates related to our long-term debt instruments. The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On July 31, 2004, the average bid and ask price on the Portal Market of our convertible subordinated debt was 91.50, resulting in an aggregate fair value of approximately $353.4 million. Our common stock is quoted on the Nasdaq National Market under the symbol “BRCD.” On July 30, 2004, the last reported sale price of our common stock on the Nasdaq National Market was $4.82 per share.

Equity Security Price Risk

     Our exposure to market risk due to equity security price fluctuations primarily relates to investments in marketable equity securities. These investments are principally in companies in the volatile high-technology sector. We do not attempt to reduce or eliminate the market exposure on these securities. Adverse changes in equity prices of 25 percent, 50 percent, and 75 percent would result in decreases of approximately $0.2 million, $0.4 million and $0.6 million in the fair value of marketable equity securities as of July 31, 2004, respectively. Any changes in fair value are accounted for as unrealized holding gains and losses, and are included as a separate component of accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheets, net of any related tax effect.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief

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

     On June 18, 2004, a complaint captioned Brocade Communications Systems, Inc. et al. v. McDATA Corporation was filed in the Superior Court of the State of California. The complaint seeks declaratory relief for any claims that McDATA may assert relating to the Company hiring of three former McDATA employees. On June 22, 2004, the parties entered into a tolling agreement which dismisses the complaint and prevents the initiation of further litigation on this matter by any of the parties.

     On May 23, 2003, a suit captioned Vixel Corporation v. Brocade Communications Systems, Inc. was filed in the United States District Court for the Northern District of California. The complaint alleges that Brocade products infringe United States Patents Nos. 6,118,776; 6,470,007; and 6,185,203 relating to switching and Fibre Channel technologies. The complaint seeks unspecified compensatory and exemplary damages and to permanently enjoin Brocade from infringing the patents in the future. A case management conference is scheduled for November 5, 2004. We believe that we have meritorious defenses to the claims and intend to defend the action vigorously. We believe that the ultimate disposition of this matter will not have a material adverse effect on our business or financial position and results of operations.

     On July 20, 2001, the first of a number of putative class actions for violation of the federal securities laws was filed in the United States District Court for the Southern District of New York against Brocade, certain of its officers and directors, and certain of the underwriters for Brocade’s initial public offering of securities. These cases were consolidated under the caption Chae v. Brocade Communications Systems, Inc. et al. The complaints generally alleged that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in Brocade’s initial public offering. On March 1, 2002, the Court entered an order dismissing without prejudice all claims against Brocade and its officers and directors named in the consolidated proceeding. On April 19, 2002, a consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation was filed making claims against the Brocade parties that are substantially similar to those alleged in the earlier case. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against the Brocade parties is one of a number of cases challenging underwriter practices in the initial public offerings of more than 300 cases. All of the cases have been coordinated for pretrial proceedings as In Re Initial Public Offering Securities Litigation, 21 MC 92(SAS). In October 2002, the individual defendants were dismissed without prejudice from the action, pursuant to a tolling agreement. On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against Brocade. Subsequently, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating issuer defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuer defendants in all of the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. In July 2004, a stipulation of settlement for the claims against the issuer defendants, including the Brocade, was submitted to the Court. The settlement is subject to a number of conditions, including approval by the Court.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table summarizes employee stock repurchase activity for the three months ended July 31, 2004 (shares in thousands):

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced	Under the
	Purchased	Paid Per Share	Program	Program
May 2, 2004 – May 29, 2004	19	$0.36	—	$—
May 30, 2004 – June 26, 2004	25	$3.06	—	—
June 27, 2004 – July 31, 2004	4	$0.01	—	—

Total	48	$1.74	—	$—

The total number of shares repurchased include those shares of Brocade common stock that employees deliver back to Brocade to satisfy tax-withholding obligations at the settlement of restricted stock exercises, and upon the termination of an employee, the forfeiture of either restricted shares or unvested common stock as a result of early exercises. As of July 31, 2004, approximately 362,000 shares are subject to repurchase by Brocade, and we have not repurchased any common stock under the July 2004 share repurchase program.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

Exhibit
Number	Description of Document
2.1 (14)	Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated November 5, 2002.

2.2 (14)	First Amendment to Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated January 5, 2003.

3.1 (8)	Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated Bylaws of the Registrant.

3.3 (10)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc.

4.1 (1)	Form of Registrant’s Common Stock certificate.

4.2 (10)	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A.

4.3 (9)	Indenture, dated as of December 21, 2001, between Brocade and State Street Bank and Trust Company of California, N.A.

4.4 (9)	Form of Note (included in Exhibit 4.3).

4.5 (9)	Registration Rights Agreement, dated as of December 21, 2001, by and among Brocade and Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc. and Merrill Lynch Pierce Fenner and Smith Incorporated.

10.1 (1)	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers.

10.2 (1) *	1995 Equity Incentive Plan and forms of agreements thereunder.

10.3 (1) *	1998 Equity Incentive Plan and forms of agreements thereunder.

10.4 (1) *	1998 Executive Equity Incentive Plan and forms of agreements thereunder.

10.5 (7) *	Amended and Restated 1999 Director Option Plan as of April 17, 2001, and form of agreement thereunder.

10.6 (2) *	1999 Employee Stock Purchase Plan.

10.7 (2) *	1999 Stock Plan and forms of agreements thereunder.

10.8 (13) *	1999 Nonstatutory Stock Option Plan and forms of agreements thereunder, as amended.

10.9 (1)	Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade dated September 5, 1996.

10.10 (1) #	Acknowledgement between Wind River Systems, Inc. and Brocade dated April 22, 1999.

Exhibit
Number	Description of Document
10.11 (3) #	Manufacturing Agreement between Solectron California Corporation and Brocade dated July 30, 1999.

10.12 (3)	Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999.

10.13 (5)	First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000.

10.14 (5)	Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000.

10.15 (4)	Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2000.

10.16 (5)	First Amendment to Credit Agreement between Comerica Bank-California and Brocade dated March 21, 2000.

10.17 (5)	Second Amendment to Credit Agreement between Comerica Bank-California and Brocade dated September 20, 2000.

10.18 (5)	Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000.

10.19 (5) #	Purchase Agreement between Compaq Computer Corporation and Brocade dated February 1, 2000.

10.20 (5) #	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000 (EMC Purchase Agreement).

10.21 (8) #	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000.

10.22 (14)	Extension Agreement between EMC Corporation and Brocade dated November 13, 2002.

10.23 (8) #	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999.

10.24 (8)	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade.

10.25 (8) #	Statement of Work #1 between International Business Machines Corporation and Brocade.

10.26 (8) #	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.27 (8) #	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.28 (8) #	Statement of Work #2 between International Business Machines Corporation and Brocade.

10.29 (6)	Third Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 22, 2001.

10.30 (6)	Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000.

10.31 (11) #	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.32 (11) #	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.33 (12) +	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.34 (14) #	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.35 (14) #	Amendment No. 9 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.36 (11) #	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.

10.37 (11)	Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.

10.38 (12) +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement).

10.39 (12) +	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001.

10.40 (12)	Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002.

10.41 (12) +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement).

10.42 (12) +	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001.

10.43 (12) +	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001.

10.44 (12) +	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002.

10.45 (12) +	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company

Exhibit
Number	Description of Document
dated June 5, 2002.

10.46 (14) #	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002.

10.47 (15) #	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPI Manufacturing and Purchase Agreement).

10.48 (15)	Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003.

10.49 (15) #	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003.

10.50 (15) #	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement).

10.51 (15)	Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003.

10.52 (15) #	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003.

10.53 (15) #	Amendment No. 2 to EMC Purchase Agreement between Brocade and EMC dated February 18, 2003.

10.54 (16) #	Amendment No. 3 to EMC Purchase Agreement between Brocade and EMC dated July 30, 2003.

10.55 (17) +	Amendment # 10 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.56 (17) +	Amendment # 11 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.57 (16) #	Amendment # 12 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.58 (17) #	Amendment # 13 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.59 (17) #	Amendment # 14 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.60 (17) #	Statement of Work #3 between International Business Machines Corporation and Brocade dated December 15, 2003.

10.61 (17) #	Amendment No. 4 to EMC Purchase Agreement between Brocade and EMC dated October 29, 2003.

10.62 (17)	Third Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 30, 2000.

10.63 (17)	Fourth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10.64 (17)	Fifth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10.65 (17)	Sixth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10.66 (17)	Real Estate Sale and Lease Termination Agreement between EOP-Skyport I, LLC and Brocade effective November 18, 2003.

10.67 (17)	Grant Deed from EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003.

10.68 (17)	Fourth Amendment to the Skyport Plaza Declaration of Common Easements, Covenants, Conditions and Restrictions dated October 18, 2003.

10.69 (17)	Guarantee of Brocade Communications Systems, Inc. to EOP Skyport I, L.L.C dated November 18, 2003.

10.70 (17)	Right of First Offer Agreement between EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003.

10.71 (18) #	Amendment # 15 dated March 26, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.72 (18) #	Amendment No. 6 dated April 27, 2004 to EMC Purchase Agreement between Brocade and EMC.

10.73 +	Amendment No. 5 dated May 4, 2004 to EMC Purchase Agreement between Brocade and EMC

10.74 +	Amendment # 16 dated May 14, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.75 +	Amendment # 17 dated July 8, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.76 +	Amendment # 1 dated May 12, 2004 to Statement of Work #3 between International Business Machines

Exhibit
Number	Description of Document
Corporation and Brocade.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(2)	Incorporated by reference from Brocade’s Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000.

(3)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended.

(4)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000.

(5)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

(6)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001.

(7)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2001.

(8)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001.

(9)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002.

(10)	Incorporated by reference from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002.

(11)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002.

(12)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002.

(13)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002.

(14)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2003.

(15)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003.

(16)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 25, 2003.

(17)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 24, 2004.

(18)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004.

     (b) Reports on Form 8-K.

     We filed two reports on Form 8-K during the quarter ended July 31, 2004. Information regarding the items reported on is as follows:

Date	Item Reported On
May 19, 2004	Announcement of next phase of Company’s plan to optimize its business model, under Item 5 thereof.

May 19, 2004	Announcement of financial results for the second quarter ended May 1, 2004, information furnished under Items 7 and 12 thereof.

Items 2, 3, and 5 are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROCADE COMMUNICATIONS SYSTEMS, INC.
Date: September 13, 2004	By:	/s/ ANTONIO CANOVA
Antonio Canova
Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit
Number	Description of Document
2.1 (14)	Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated November 5, 2002.

2.2 (14)	First Amendment to Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated January 5, 2003.

3.1 (8)	Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated Bylaws of the Registrant.

3.3 (10)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc.

4.1 (1)	Form of Registrant’s Common Stock certificate.

4.2 (10)	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A.

4.3 (9)	Indenture, dated as of December 21, 2001, between Brocade and State Street Bank and Trust Company of California, N.A.

4.4 (9)	Form of Note (included in Exhibit 4.3).

4.5 (9)	Registration Rights Agreement, dated as of December 21, 2001, by and among Brocade and Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc. and Merrill Lynch Pierce Fenner and Smith Incorporated.

10.1 (1)	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers.

10.2 (1) *	1995 Equity Incentive Plan and forms of agreements thereunder.

10.3 (1) *	1998 Equity Incentive Plan and forms of agreements thereunder.

10.4 (1) *	1998 Executive Equity Incentive Plan and forms of agreements thereunder.

10.5 (7) *	Amended and Restated 1999 Director Option Plan as of April 17, 2001, and form of agreement thereunder.

10.6 (2) *	1999 Employee Stock Purchase Plan.

10.7 (2) *	1999 Stock Plan and forms of agreements thereunder.

10.8 (13) *	1999 Nonstatutory Stock Option Plan and forms of agreements thereunder, as amended.

10.9 (1)	Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade dated September 5, 1996.

10.10 (1) #	Acknowledgement between Wind River Systems, Inc. and Brocade dated April 22, 1999.

Exhibit
Number	Description of Document
10.11 (3) #	Manufacturing Agreement between Solectron California Corporation and Brocade dated July 30, 1999.

10.12 (3)	Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999.

10.13 (5)	First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000.

10.14 (5)	Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000.

10.15 (4)	Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2000.

10.16 (5)	First Amendment to Credit Agreement between Comerica Bank-California and Brocade dated March 21, 2000.

10.17 (5)	Second Amendment to Credit Agreement between Comerica Bank-California and Brocade dated September 20, 2000.

10.18 (5)	Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000.

10.19 (5) #	Purchase Agreement between Compaq Computer Corporation and Brocade dated February 1, 2000.

10.20 (5) #	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000 (EMC Purchase Agreement).

10.21 (8) #	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000.

10.22 (14)	Extension Agreement between EMC Corporation and Brocade dated November 13, 2002.

10.23 (8) #	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999.

10.24 (8)	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade.

10.25 (8) #	Statement of Work #1 between International Business Machines Corporation and Brocade.

10.26 (8) #	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.27 (8) #	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.28 (8) #	Statement of Work #2 between International Business Machines Corporation and Brocade.

10.29 (6)	Third Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 22, 2001.

10.30 (6)	Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000.

10.31 (11) #	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.32 (11) #	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.33 (12) +	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.34 (14) #	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.35 (14) #	Amendment No. 9 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.36 (11) #	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.

10.37 (11)	Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.

10.38 (12) +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement).

10.39 (12) +	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001.

10.40 (12)	Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002.

10.41 (12) +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement).

10.42 (12) +	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001.

10.43 (12) +	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001.

10.44 (12) +	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002.

10.45 (12) +	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company

Exhibit
Number	Description of Document
dated June 5, 2002.

10.46 (14) #	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002.

10.47 (15) #	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPI Manufacturing and Purchase Agreement).

10.48 (15)	Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003.

10.49 (15) #	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003.

10.50 (15) #	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement).

10.51 (15)	Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003.

10.52 (15) #	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003.

10.53 (15) #	Amendment No. 2 to EMC Purchase Agreement between Brocade and EMC dated February 18, 2003.

10.54 (16) #	Amendment No. 3 to EMC Purchase Agreement between Brocade and EMC dated July 30, 2003.

10.55 (17) +	Amendment # 10 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.56 (17) +	Amendment # 11 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.57 (16) #	Amendment # 12 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.58 (17) #	Amendment # 13 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.59 (17) #	Amendment # 14 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.60 (17) #	Statement of Work #3 between International Business Machines Corporation and Brocade dated December 15, 2003.

10.61 (17) #	Amendment No. 4 to EMC Purchase Agreement between Brocade and EMC dated October 29, 2003.

10.62 (17)	Third Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 30, 2000.

10.63 (17)	Fourth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10.64 (17)	Fifth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10.65 (17)	Sixth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10.66 (17)	Real Estate Sale and Lease Termination Agreement between EOP-Skyport I, LLC and Brocade effective November 18, 2003.

10.67 (17)	Grant Deed from EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003.

10.68 (17)	Fourth Amendment to the Skyport Plaza Declaration of Common Easements, Covenants, Conditions and Restrictions dated October 18, 2003.

10.69 (17)	Guarantee of Brocade Communications Systems, Inc. to EOP Skyport I, L.L.C dated November 18, 2003.

10.70 (17)	Right of First Offer Agreement between EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003.

10.71 (18) #	Amendment # 15 dated March 26, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.72 (18) #	Amendment No. 6 dated April 27, 2004 to EMC Purchase Agreement between Brocade and EMC.

10.73 +	Amendment No. 5 dated May 4, 2004 to EMC Purchase Agreement between Brocade and EMC

10.74 +	Amendment # 16 dated May 14, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.75 +	Amendment # 17 dated July 8, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.76 +	Amendment # 1 dated May 12, 2004 to Statement of Work #3 between International Business Machines

Exhibit
Number	Description of Document
Corporation and Brocade.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(2)	Incorporated by reference from Brocade’s Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000.

(3)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended.

(4)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000.

(5)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

(6)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001.

(7)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2001.

(8)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001.

(9)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002.

(10)	Incorporated by reference from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002.

(11)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002.

(12)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002.

(13)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002.

(14)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2003.

(15)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003.

(16)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 25, 2003.

(17)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 24, 2004.

(18)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004.