Form 10-K
period 2004-10-30
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2005-01-31
CIK 1009626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended October 30, 2004

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
Common Stock, $0.001 par value
Preferred Stock Purchase Rights

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,361,000,000 as of May 1, 2004 based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant’s Common Stock on December 25, 2004, was 267,862,709 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K.

BROCADE COMMUNICATIONS SYSTEMS, INC.

FORM 10-K

INDEX

		Page

PART I
Item 1.	Business	2
Item 2.	Properties	22
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
PART II
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	22
Item 6.	Selected Financial Data	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	40
Item 8.	Financial Statements and Supplementary Data	42
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	83
Item 9A.	Controls and Procedures	83
Item 9B.	Other Information	85
PART III
Item 10.	Directors and Executive Officers of the Registrant	85
Item 11.	Executive Compensation	85
Item 12.	Security Ownership of Certain Beneficial Owners and Management	85
Item 13.	Certain Relationships and Related Transactions	85
Item 14.	Principal Accountant Fees and Services	85
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	86
Signatures		92
EXHIBIT 3.2
EXHIBIT 10.77
EXHIBIT 10.78
EXHIBIT 10.79
EXHIBIT 10.80
EXHIBIT 10.81
EXHIBIT 10.82
EXHIBIT 10.83
EXHIBIT 10.84
EXHIBIT 10.85
EXHIBIT 10.86
EXHIBIT 10.87
EXHIBIT 10.88
EXHIBIT 10.89
EXHIBIT 12.1
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I

Item 1.	Business

Restatement of Consolidated Financial Statements

      On January 24, 2005, Brocade announced that its Audit Committee completed its previously announced internal review regarding Brocade’s stock option granting process. As a result of the review, Brocade recorded additional stock-based compensation charges and a valuation allowance against deferred tax assets related to previously recorded stock option tax benefits. The foregoing restatement adjustments did not affect our previously reported cash, cash equivalent and short-term investment balances in any of the years affected.

      Brocade has recorded stock-based compensation calculated under the variable method of accounting and associated income tax adjustments. As a result of these charges, Brocade restated the previously filed financial statements for fiscal years ended October 25, 2003 and October 26, 2002, including the corresponding interim periods for fiscal years 2003 and 2002, and the interim periods ended January 24, 2004, May 1, 2004 and July 31, 2004. Brocade also recorded stock-based compensation and associated income tax adjustments to previously announced financial results for the fourth quarter and year ended October 30, 2004. These charges relate solely to matters pertaining to stock options granted prior to August 2003.

      Except as otherwise stated, all financial information contained in this Annual Report on Form 10-K gives effect to this restatement and revision. Information regarding the effect of the restatement on our financial position and results of operations is provided in Note 3 of the Notes to Consolidated Financial Statements. Financial information included in reports on Form 10-K, Form 10-Q and Form 8-K previously filed by Brocade for these periods should not be relied upon and are superseded by the information in this Annual Report on Form 10-K.

      For years prior to 2002, Brocade reduced previously reported net income by approximately $303 million (consisting of a reduction to net income in years 1999 and 2000 of $15 million and $1,018 million, respectively, and an increase to net income in 2001 of $731 million) relating solely to stock-based compensation and associated income tax adjustments.

General

      This Annual Report on Form 10-K (Annual Report) contains forward-looking statements. These forward-looking statements include predictions regarding our future:

•	revenues and profits;
•	gross margin;
•	customer concentration;
•	customer buying patterns;
•	research and development expenses;
•	sales and marketing expenses;
•	general and administrative expenses;
•	pricing and cost reduction activities;
•	income tax provision and effective tax rate;
•	realization of deferred tax assets;
•	cash flows from employee participation in employee stock programs;
•	liquidity and sufficiency of existing cash, cash equivalents, and investments for near-term requirements;
•	purchase commitments;
•	product development and transitions;
•	competition and competing technology;
•	outcomes of pending or threatened litigation; and
•	financial condition and results of operations as a result of recent accounting pronouncements.

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

      Brocade Communications Systems, Inc. (Brocade or the Company) designs, develops, markets, sells, and supports data storage networking products and services, offering a line of storage networking products and services that enable companies to implement highly available, scalable, manageable, and secure environments for data storage applications. The Brocade SilkWorm® family of storage area networking (SAN) switches is designed to help companies reduce the cost and complexity of managing business information within a data storage environment, ensure high availability of mission critical applications and serve as a platform for corporate disaster recovery. Brocade products are installed around the world at companies, institutions, and other entities ranging from large enterprises to small and medium size businesses. Brocade products and services are marketed, sold, and supported worldwide to end-user customers through distribution partners, including original equipment manufacturers (OEMs), value-added distributors, systems integrators, and value-added resellers.

      We were incorporated in California on August 24, 1995 and re-incorporated in Delaware on May 14, 1999. Our mailing address and executive offices are located at 1745 Technology Drive, San Jose, California 95110. Our telephone number is (408) 333-8000. Our corporate website is www.brocade.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website when such reports are available on the U.S. Securities and Exchange Commission (SEC) website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Products and Services

      We offer a line of storage networking products and SAN management operating system that enables companies to network application servers with storage devices through a SAN. Our products and services are designed to help companies reduce the cost and complexity of managing business information within a data storage environment while enabling high levels of availability of mission critical business applications. In addition, our products assist companies in the development and delivery of disaster recovery programs. Our products are generally used in conjunction with application servers and storage subsystems, SAN interconnection components such as host bus adapters, and storage management software applications and tools. By networking servers and storage, companies can more easily share and consolidate server and storage resources; centralize and simplify data management; scale and provision storage resources more effectively, and improve application efficiency, performance and availability. As a result, companies are able to better utilize information technology (IT) assets, improve productivity of IT personnel, reduce capital and operational expenditures, and more reliably and securely store, manage, and administer business information.

      We believe that as the need for data storage grows, companies will look to further simplify the complexity of storing, managing, and administering their data, while looking to maximize their IT investments and reduce capital expenditures. SANs, which have been installed at many of the world’s leading companies since the mid-1990’s, provide a platform that helps companies optimize their IT assets and support future data growth. We also believe companies will continue to expand the size and scope of their SANs and the number and types of applications that their SANs support. Consequently, components of SAN environments, which are also commonly referred to as SAN fabrics, will originate from different server, storage, and application providers, and will become increasingly heterogeneous.

      Since our inception, we have been a pioneer and innovator in developing the market for SAN-based solutions, and have grown to be a market leader in storage networking infrastructure. We believe that the future evolution of the storage networking market will be led by the providers of products that simplify the management of heterogeneous storage environments and maximize end-users’ IT investments on an ongoing basis. We also believe that storage networking infrastructure will evolve to provide increased capabilities that enable new types of storage management applications that simplify storage management, increase operational efficiencies, and reduce operating expense. As a result, many of our initiatives and investments are aimed at expanding the capabilities enabled by SANs, increasing end-to-end interoperability, protecting end-user investments in existing and new IT resources, and making it easier for our OEM and application partners to deliver products that manage heterogeneous storage environments.

Storage Networking Switches

      Our SilkWorm® family of fabric switches, based on the Fibre Channel protocol, are devices that provide bandwidth and high-speed routing of data. They range from low cost entry-level 8-port switches to 128-port enterprise-class director switches and are available in different form-factors including fixed-port services, modular chassis, and embedded blades. Our SilkWorm Director is a highly reliable solution for deploying enterprise-class SANs in mission-critical environments. It supports key applications such as data backup, remote mirroring, and high-availability clustering as well as high-volume transaction processing applications such as ERP and data warehousing. These products have been designed to meet the storage networking needs of end-users in environments ranging from small and medium-size businesses to large enterprises with SAN fabrics that scale to thousands of ports, spread across multiple locations around the world. Our SilkWorm family of switches share a set of advanced fabric services that enable key SAN management functionality that we believe is unique to Brocade.

SAN Management Operating System

      Brocade Fabric Operating System (Fabric OS) is the operating system firmware that provides the core infrastructure for deploying SANs. As the foundation for our family of SilkWorm switches, Fabric OS helps ensure the reliable and high-performance data transport that is critical for scalable SAN fabrics interconnecting multiple servers and storage devices. Our SAN management operating system also includes a common set of advanced fabric services that build upon the foundation of Fabric OS and help improve performance, availability, scalability, and the overall functionality of the network. These fabric services include the ability to proactively monitor the health and performance of the SAN, the ability to aggregate bandwidth between fabric switches to deliver higher performance for storage applications, and the ability to securely control data access in multi-vendor SAN environments. In addition, we offer management tools that enable end-users to manage and administer their SANs. We believe that our Fabric OS provides us with an advantage in the storage networking market, enabling differentiation and increasing licensable features and services.

Intelligent Fabric Application Platforms

      We believe that some of the next generation storage management applications will be fabric-based, rather than server or storage array-based. In general, this means that elements of certain storage related applications will reside in the network of Fibre Channel switches, commonly referred to as the “fabric”, rather than in the server or storage array. We believe this will allow for increased centralization of storage management functions and higher performance of storage related applications. We also believe that these fabric-based applications, such as fabric-based routing services, storage volume management, data replication, and data migration, will accelerate the migration of intelligence into the SAN fabric and minimize operational cost and complexity for the end-user. The SilkWorm® Fabric Application Platform (SilkWorm Fabric AP) is an intelligent switching platform designed to host SAN fabric-based storage management applications while integrating with existing Brocade SAN infrastructures. As a result, this new platform can provide a highly scalable solution for managing server and storage environments much more efficiently. Brocade is working closely with its OEM partners to create new fabric-based applications and migrate existing storage management applications to the SilkWorm Fabric AP.

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

Storage Networking Environment Interoperability

      As SANs have increased in size and comprise more and different types of server, storage, and interconnection devices, the need for interoperability among those devices has similarly increased. We have invested a significant amount of resources for purposes of providing interoperability among Brocade solutions and the servers, storage, and storage management applications that run in the Brocade environment, as well as in driving standards for interoperability among SAN interconnection devices. We also continually certify Brocade solutions in operational storage environments through our own testing programs, our partners’ testing and qualification initiatives, and through certification programs for third party products, such as the Brocade Fabric Aware program, which we offer as a resource to our application and technology partners. Through our testing initiatives, we also certify interoperability configurations of common customer environments, such as remote data backup in a multi-vendor server and storage environment.

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

•	Our OEM partners are leading storage systems and subsystems providers who offer our products under their own private label or as Brocade branded solutions. Sales through OEM partners comprise the majority of our business.
•	Other distribution partners include Brocade-authorized value added distributors, systems integrators, and value-added resellers. These partners are authorized by us to market, sell, and support our SilkWorm family of fabric switches and software. Some also sell training and other value-added services.

      We have OEM or distribution agreements with the majority of the companies that sell the world’s storage systems and subsystems. In addition, we employ a worldwide overlay sales force to assist our distribution partners in marketing Brocade SAN solutions, assessing SAN requirements and designing, implementing, and maintaining Brocade-based SANs.

Customers

      Our major OEM customers include Dell Computer Corporation, EMC Corporation (EMC), Fujitsu Siemens, Hitachi Data Systems, Inc., Hewlett-Packard Company (HP), IBM Corporation (IBM), Network Appliance, Inc., Siemens AG, Storage Technology Corp., Sun Microsystems, Inc., and Unisys Corporation. Our primary non-OEM customers include Bell Microproducts, GE Access Distribution, Tokyo Electron Limited, and XIOTech.

      For the years ended October 30, 2004, October 25, 2003 and October 26, 2002, EMC, HP, and IBM each represented greater than ten percent of our total revenues for combined totals of 70 percent, 67 percent, and 62 percent of our total revenues, respectively. The level of sales to any OEM customer may vary from quarter to quarter, and we expect that significant customer concentration will continue for the foreseeable future. The loss of, or a decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers could have a material adverse impact on our financial condition or results of operations.

Geographic Information

      Historically, domestic revenues have been between 60 percent and 75 percent of total revenues. For the year ended October 30, 2004, domestic and international revenues were approximately 65 percent and 35 percent of our total revenues, respectively, and for the year ended October 25, 2003, domestic and international revenues were approximately 67 percent and 33 percent of our total revenues, respectively. Revenues are attributed to geographic areas based on the location of the customer to which our products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. For the years ended October 30, 2004 and October 25, 2003, international revenues have increased primarily as a result of faster growth in the Asia Pacific region. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM customers.

Acquisitions and Investments

      Our acquisition and investment strategy is focused on facilitating the evolution and expansion of the SAN market and enabling companies to further simplify storage management. We have made equity investments in companies that develop technology or provide services that are complementary to or broaden the markets for our products and further our business objectives. On January 27, 2003, we completed our acquisition of Rhapsody, a privately held technology company based in Fremont, California. This acquisition resulted in the addition of the SilkWorm Fabric AP and SilkWorm Multiprotocol Router to our product offerings. As of October 30, 2004, the carrying value of our investments in non-publicly traded companies was $0.5 million.

Research and Development

      The industry in which we compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new product introductions. As a result, our success depends, in part, on our ability to continue to enhance our existing solutions and to develop and introduce new solutions that improve performance and reduce the total cost of ownership in the storage environment. We have invested significantly in product research and development. We continue to enhance and extend our products, and to increase the speed, performance, and port-density of our switching platform. We also continue to expand the value-added services of our intelligent platform to enable more functionality for end customers, OEM partners, and application partners and to further simplify storage management.

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

      Our product development process includes the certification of our products by our OEM partners, which is referred to as the product qualification process. During this process, we support our OEM Partners in the testing of our new products to insure they meet quality and functionality, and inoperability requirements. The process is completed once the OEM Partner has certified the product and announced general availability of that product to their customers. This process generally is completed in a range of two to four months.

      For the years ended October 30, 2004, October 25, 2003, and October 26, 2002, our research and development expenses totaled $149.5 million, $145.7 million, and $113.2 million, respectively. All expenditures for research and development costs have been expensed as incurred. We expect to continue to maintain our high level of investment in research and development.

Competition

      The current and potential market for SAN solutions and technologies is competitive and subject to rapid technological change. Major storage systems and server providers are continually introducing new SAN-oriented solutions and products, and enhancing existing SAN-oriented solutions and products. We believe our primary competition is from providers of Fibre Channel switching products for interconnecting servers and storage, including Cisco Systems Inc. (Cisco), Computer Network Technology Corporation (CNT), QLogic Corporation (QLogic), and McDATA Corporation (McDATA), which recently announced its intention to acquire CNT.

      As the SAN market evolves, additional technologies may become available for interconnecting servers and storage. To the extent that these products provide the ability to network servers and storage and support high-performance, block-data storage applications, they may compete with our current and future products. Competitive products might include, but are not limited to, non-Fibre Channel based emerging products based on Gigabit Ethernet, 10 Gigabit Ethernet, or InfiniBand. In addition, networking companies, manufacturers of networking equipment, or other companies may develop competitive products. Our OEM partners or other partners could also develop and introduce products that compete with our product offerings. We believe the competitive factors in this market segment include product performance and features, product reliability, price, size and extent of installed base, ability to meet delivery schedules, customer service, technical support, and distribution channels.

      Some of our competitors have longer operating histories and significantly greater human and financial resources than us. These competitors may have the ability to devote a larger number of sales personnel to focus on the SAN industry, compete with us and potentially change the current distribution model. Our competitors could also adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products than us. As a result, they may be able to respond more quickly to changes in customer or market requirements. We may not have the financial resources, technical expertise or marketing, manufacturing, distribution, and support capabilities to compete successfully against current or future competitors. This could materially harm our business.

Manufacturing

      We use two third-party contract manufacturers, Solectron Corporation (Solectron) and Hon Hai Precision Industry Co., Ltd. (Foxconn), to manufacture our products. Solectron and Foxconn invoice us based on prices and payment terms mutually agreed upon and set forth in purchase orders we issue to them. Although the purchase orders we place with our contract manufacturers are cancelable, we could be required to purchase all unused material not cancelable, returnable or usable by other customers.

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

      Although we use standard parts and components for our products where possible, our contract manufacturers, Solectron and Foxconn, currently purchase, on our behalf, several key components used in the manufacture of our products from single and limited supplier sources. Our principal single source components are ASICs. Our principal limited source components include microprocessors, certain connectors, certain logic chips, power supplies, and programmable logic devices. In addition, we license certain software from third parties that is incorporated into our Fabric Operating System and other software. If we are unable to buy or license these components on a timely basis, we may not be able to deliver our products to customers in a timely manner. We use rolling forecasts based on anticipated product orders to determine component requirements. If we overestimate component requirements, we may have excess inventory, which would increase our costs. If we underestimate component requirements, we may have inadequate inventory, which could interrupt the manufacturing process and result in lost or deferred revenue. In addition, lead times for components vary significantly and depend on factors such as the specific supplier, contract terms, and demand for a component at a given time. We also may experience shortages of certain components from time to time, which also could delay the manufacturing and sales processes.

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

Employees

      As of October 30, 2004, we had 1,038 employees. No employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with employees to be good. Employees are currently located in our United States headquarters in San Jose, California; our European headquarters in Geneva, Switzerland; our Asia Pacific headquarters in Singapore; and offices throughout North America, Europe, and Asia Pacific. Competition for technical personnel in the computing industry continues to be significant. We believe that our success depends in part on our ability to hire, assimilate, and retain qualified personnel. We cannot assure you that we will continue to be successful at hiring, assimilating, and retaining employees in the future.

Certain Financial Information

      Financial information relating to foreign and domestic sales and operations for the three years ended October 30, 2004, October 25, 2003, and October 26, 2002, is set forth in Note 13, “Segment Information,” of the Notes to Consolidated Financial Statements attached hereto. Financial information relating to revenues, income and total assets for the three years ended October 30, 2004, October 25, 2003, and October 26, 2002, can be found in Item 6 “Selected Financial Data” and also in our Consolidated Financial Statements attached hereto.

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

      The market for SANs is characterized by rapidly changing technology and accelerating product introduction cycles. As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. We must also achieve widespread market acceptance of the new or enhanced products in order to realize the benefits of our investments in these products. When we introduce new or enhanced products, we face numerous risks relating to product transitions, including the inability to accurately forecast demand, excess inventories of older products, hardware and software defects, and different sales and support requirements due to the complexity of the new products. In addition, we face the risk that the new or enhanced products may not achieve widespread market acceptance. Factors that may affect market acceptance include:

•	product performance, price and total cost of ownership;
•	product features and functionality;
•	availability and price of competing products and technologies; and
•	the ability of our OEM partners to successfully distribute, support and provide training for our products.

      For example, during the second half of fiscal year 2004, we introduced six new SilkWorm products, which are the SilkWorm 24000 Director, the SilkWorm 3250 and SilkWorm 3850 entry level fabric switches, the SilkWorm Multiprotocol Router, a switch module for bladed server solutions, and the SilkWorm 4100 4 Gigabit per second fabric switch. Because we currently derive the majority of our revenues from sales of our SilkWorm product family and we expect that revenue from this product family will continue to account for a substantial portion of our revenues for the foreseeable future, sustained and widespread market acceptance of these products is critical to our future success. If we fail to successfully manage the transition to these new products or if the products do not achieve market acceptance, our business and financial results will be adversely affected. For instance, during the fourth quarter of fiscal year 2001, we recorded charges to cost of revenues of $7.7 million primarily associated with the accrual of purchase commitments for excess inventory components related to a transition of product offerings from 1 to 2 Gigabit per second technology.

      The success of our new products also depends on several factors, including our ability to properly define the new products, timely complete and introduce the new products, differentiate of our new products from the products of our competitors and address the complexities of interoperability of our products with our OEM partners’ server and storage products. If we are not able to successfully develop new products or enter into new market segments, or if we are unable to obtain or maintain requisite third-party interoperability licenses, our business and results of operations will be harmed.

We cannot be certain that we will benefit fully from the substantial investments we have made and continue to make in our recently introduced Silkworm Fabric Application Platform product family.

      We recently introduced, and intend to continue to make substantial investments in, our Silkworm Fabric Application Platform product family. The first product in the Silkworm Fabric Application Platform product family that we announced for general availability is the Silkworm Multiprotocol Router. Our success with the Silkworm Multiprotocol Router and the subsequent products in the Silkworm Fabric Application Platform product family will depend on:

•	the market acceptance of these products by both end-users and our OEM partners;
•	the availability of complementary applications developed by our OEM partners and other application developers for these products; and
•	our ability to timely develop and manufacture these products in volumes and with the performance levels and feature sets required by customers

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

      The SAN market is becoming more competitive and subject to rapid technological change. Increased competition has in the past resulted in greater pricing pressures, and reduced sales, margins, profits and market share. Currently, we believe that we principally face competition from providers of Fibre Channel switching products for interconnecting servers and storage. These competitors include Cisco Systems, Computer Network Technology Corporation (CNT), Qlogic Corporation, and McDATA Corporation, which recently announced its intention to acquire CNT.

      The SAN market is likely to become even more competitive as new products and technologies are introduced by existing competitors and as new competitors enter the market. These new competitive products could be based on existing technologies or new technologies that may or may not be compatible with our SAN technology. Competitive products might include, but are not limited to, non-Fibre Channel based emerging products utilizing Gigabit Ethernet, 10 Gigabit Ethernet, InfiniBand or iSCSI. In addition, our OEM partners, who also have relationships with some of our current competitors, could become new competitors by developing and introducing products competitive with our product offerings, choose to sell our competitors’ products instead of our products, or offer preferred pricing or promotions on our competitors’ products.

      Some of our competitors have longer operating histories and significantly greater human, financial and capital resources than us. These competitors may have the ability to devote a larger number of sales personnel to focus on the SAN industry, compete with us and potentially change the current distribution model. Our competitors could also adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products than we can. As a result, they may be able to respond more quickly to changes in customer or market requirements. We may not have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully against current or future competitors. This could materially harm our business and financial results.

We depend on OEM partners for a majority of our revenues, and the loss of any of these OEM partners or a decrease in the levels of their purchases could significantly reduce our revenues and negatively affect our financial results.

      We depend on recurring purchases from a limited number of large OEM partners for the majority of our revenue. As a result, these large OEM partners have a significant influence on our quarterly and annual financial results. Our agreements with our OEM partners are typically cancelable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. For the fiscal year ended October 30, 2004, three customers each represented greater than ten percent of our total revenues for a combined total of 70 percent. We anticipate that our revenues and operating results will continue to depend on sales to a relatively small number of customers. The loss of any one significant customer, or a decrease in the level of sales to any one significant customer, or unsuccessful quarterly negotiation on key terms, conditions or timing of purchase orders placed during a quarter, could seriously harm our business and financial results.

      In addition, some of our OEM partners purchase our products for their inventories in anticipation of customer demand. These OEM partners make decisions to purchase inventory based on a variety of factors, including their expectations of end customer demand, which may be affected by seasonality and their internal supply management objectives. Others require that we maintain inventories of our products in hubs adjacent to their manufacturing facilities and purchase our products only as necessary to fulfill immediate customer demand. If more of our OEM partners transition into a hub model, form partnerships, alliances or agreements with other companies that diverts business away from us, or otherwise change their business practices, their ordering patterns may become less predictable. Consequently, changes in ordering pattern may affect both the timing and volatility of our reported revenues. The timing of sales to our OEM partners, and consequently the timing and volatility of our reported revenues, may be further affected by the product introduction schedules of our OEM partners. Our OEM partners may delay or postpone their product orders in order to coordinate receipt of our products with their product introduction schedules. We also may be exposed to higher risks of obsolete or excess inventories.

      Our OEM partners evaluate and qualify our products for a limited time period before they begin to market and sell them. Assisting these distribution partners through the evaluation process requires significant sales, marketing and engineering management efforts on our part, particularly if our products are being qualified with multiple distribution partners at the same time. In addition, once our products have been qualified, our customer agreements have no minimum purchase commitments. We may not be able to effectively maintain or expand our distribution channels, manage distribution relationships successfully, or market our products through distribution partners. We must continually assess, anticipate and respond to the needs of our distribution partners and their customers, and ensure that our products integrate with their solutions. Our failure to manage successfully our distribution relationships or the failure of our distribution partners to sell our products could reduce our revenues significantly. In addition, our ability to respond to the needs of our distribution partners in the future may depend on third parties producing complementary products and applications for our products. If we fail to respond to the needs of these groups, our business and financial results could be harmed.

The prices of our products have declined in the past, and we expect the price of our products to continue to decline, which would reduce our revenues, gross margins and profitability.

      The average selling price per port for our products has declined in the past, and we expect it to continue to decline in the future as a result of changes in product mix, competitive pricing pressures, increased sales discounts, marketing programs, new product introductions by us or our competitors, the entrance of new competitors or other factors. For example, during the second half of fiscal year 2004, we introduced and began shipping several new products that expand and extend the breadth of our product offerings. Several of these new products have different revenues, gross margin, and profitability characteristics than our traditional products. It will take some time for us to be able to determine the impact that these new products will have on our total revenues, gross margins and overall profitability. If we are unable to offset any negative impact that changes in product mix, competitive pricing pressures, increased sales discounts, enhanced marketing programs, new product introductions by us or our competitors, or other factors may have on us by increasing the number of ports shipped or reducing product manufacturing cost, our total revenues and gross margins will decline.

      In addition, to maintain our gross margins we must maintain or increase the number of ports shipped, develop and introduce new products and product enhancements, and continue to reduce the manufacturing cost of our products. While we have successfully reduced the cost of manufacturing our products, we may not be able to continue to reduce cost of production at historical rates. If we fail to effectively respond to declines in average selling price per port, our gross margins will further decline. Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, we could incur losses, our operating results and gross margins would be below our expectations and the expectations of investors and stock market analysts, and our stock price would be negatively affected.

Our future revenue growth depends on our ability to rapidly develop new and enhanced products that achieve widespread market acceptance.

      Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and manufacturing high-quality, cost-effective products and product enhancements on a timely basis, and by keeping pace with technological developments and emerging industry standards. This risk could become more pronounced as the SAN market becomes more competitive and subject to increased demand for new and improved technologies. In the past, we experienced delays in product development, and such delays could occur in the future. If we are required to develop new technologies and introduce new products more rapidly than in the past, or if we have to manage shorter product cycles and transitions, our business and financial results may be harmed.

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

      We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, in the fourth quarter of fiscal year 2004, we announced the future availability of 4 Gigabit switch technology. The success of these products will depend upon the rate that our OEM partners and end users adopt this new technology. If these products are not adopted or are adopted more slowly by our customers than we planned, our business could be harmed. In addition, our ability to sell 4 Gigabit products is partially dependent upon the availability of components, such as HBAs and SFPs. If sufficient supply of the required components is not available, our business could be harmed.

The loss of our third-party contract manufacturers, the failure to accurately forecast demand for our products or the failure to successfully manage the production of our products could negatively affect our ability to manufacture and sell our products.

      We currently depend on two third-party contract manufacturers, Solectron and Foxconn, to manufacture our products. Each of our products is produced by one of the two contract manufacturers. If production is disrupted at one of these manufacturers’ facilities, our ability to produce a particular product could be terminated for an indefinite period of time. Qualifying a new contract manufacturer and commencing volume production is a lengthy and expensive process. If we are required or choose to change contract manufacturers and we encounter production, administrative or logistical obstacles during the transition, we may lose revenue and injure our customer relationships. In addition, if we fail to effectively manage the production of our products through Solectron and Foxconn, or if Solectron or Foxconn experience delays, disruptions, capacity constraints, component parts shortages or quality control problems in their manufacturing operations, shipment of our products to our customers could be delayed and our competitive position and reputation could be harmed.

      We provide product forecasts to our contract manufacturers and place purchase orders with them in advance of the scheduled delivery of products to our customers. In preparing sales and demand forecasts, we rely largely on input from our distribution partners. Therefore, if our distribution partners are unable to accurately forecast demand, or if we fail to effectively communicate with our distribution partners about end-user demand or other time sensitive information, sales and demand forecasts may not reflect the most accurate, up-to-date information. If these forecasts are inaccurate we may be unable to obtain from our contract manufacturers adequate manufacturing capacity to meet customers’ delivery requirements, or we may accumulate excess inventories. Furthermore, we may not be able to identify forecast discrepancies until late in our fiscal quarter. Consequently, we may not be able to make adjustments to our business model. If we are unable to obtain adequate manufacturing capacity from our contract manufacturers, if we accumulate excess inventories, or if we are unable to make necessary adjustments to our business model, our business and financial results may be negatively affected. In addition, although the purchase orders placed with our contract manufacturers are cancelable, in certain circumstances we could be required to purchase certain unused material not returnable, usable by, or sold to other customers if we cancel any of our orders. This purchase commitment exposure is particularly high in periods of product transition, such as the introduction of our 3250 and 3850 switch products, which were introduced in the third quarter of fiscal year 2004. If we are required to purchase unused material from our contract manufacturers, we would incur unanticipated expenses and our business and financial results could be negatively affected.

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

We may be subject to an investigation by the SEC or litigation in connection with our recent audit committee internal review and related restatement.

      In January 2005, on management’s recommendation, our Board of Directors, in consultation with KPMG LLP, our independent auditors, and our advisors, concluded that our financial statements for the fiscal years ended 2002, 2003 and the nine months ended July 31, 2004, and the interim periods contained therein, should no longer be relied upon because of an error in such financial statements as addressed in Accounting Principles Board Opinion No. 20. We restated those financial statements, which appear elsewhere in this Annual Report on Form 10-K. As a result, the SEC may choose to begin an investigation or we may be the subject to litigation, which could require significant human and financial resources which could otherwise be devoted to the operation of our business. If we are subject to an SEC investigation or litigation, we could be required to pay damages or penalties or have other remedies imposed upon us. In addition, we could become the target of costly securities litigation related to other matters in the future. Any SEC investigation or litigation could adversely affect our business, results of operations, financial position and cash flows.

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

      In the past, unfavorable or uncertain economic conditions and reduced global IT spending rates have adversely affected our operating results and have led to a decline in our growth rates. We are unable to predict changes in general economic conditions and when IT spending rates will be affected. Furthermore, even if IT spending rates are positively affected, we cannot be certain that the market for SAN solutions will be positively impacted. If there are future reductions in either domestic or international IT spending rates, or if IT spending rates do not improve, our revenues, operating results and financial condition may be adversely affected.

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

      Many of our OEM partners experience seasonality and uneven sales patterns in their businesses. For example, some of our partners close a disproportionate percentage of their sales transactions in the last month, weeks and days of each fiscal quarter; and other partners experience spikes in sales during the fourth calendar quarter of each year. Because the majority of our sales are derived from OEM partners, if they experience seasonality, we are likely to experience similar seasonality. In addition, we have experienced quarters where uneven sales patterns of our OEM partners have resulted in a significant portion of our revenue occurring in the last month of our fiscal quarter. This exposes us to additional inventory risk as we have to order products in anticipation of expected future orders. It is difficult for us to evaluate the degree to which the seasonality and uneven sales patterns of our OEM partners or other customers may affect our business in the future because the historical growth of our business may have lessened the effect of this seasonality and uneven sales patterns on our business in the past.

We are dependent on sole source and limited source suppliers for certain key components.

      We purchase certain key components used in the manufacture of our products from single or limited sources. We purchase application specific integrated circuits (ASICs) from a single source, and we purchase microprocessors, certain connectors, logic chips, power supplies and programmable logic devices from limited sources. We also license certain third-party software that is incorporated into our operating system software and other software products. If we are unable to timely purchase or license these components or experience significant component defects, we may not be able to deliver our products to our customers in a timely manner. As a result, our business and financial results could be harmed.

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

      In the past we have vacated certain unused facilities and made various assumptions in recording facilities lease loss reserves, including the time period over which the facilities are expected to be vacant, expected sublease terms, expected sublease rates, anticipated future operating expenses, and expected future use of the facilities. Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements with terms as favorable as those assumed when arriving at our estimates. If actual results differ significantly from our estimates, we may be required to take additional charge and our financial results could be harmed.

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

      We completed our acquisition of Rhapsody on January 27, 2003. As part of our business strategy, we expect to continue to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. If we buy other businesses, products or technologies in the future, we could:

•	incur significant unplanned expenses and personnel costs;
•	issue stock, or assume stock option plans that would dilute our current stockholders’ percentage ownership;
•	use cash, which may result in a reduction of our liquidity;
•	incur debt; or
•	assume liabilities.

      These purchases also involve numerous risks, including:

•	problems integrating the purchased operations, technologies, personnel or products;
•	unanticipated costs, litigation and other contingent liabilities;
•	diversion of management’s attention from our core business;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with entering into markets in which we have no, or limited, prior experience;
•	unconsummated transactions; and
•	potential loss of our key employees or the key employees of an acquired organizations.

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

      We did not attain profitability for the full fiscal years 2004 or 2003, and we may not be able to attain profitability in the future. We make our investment decisions and plan our operating expenses based in part on future revenue projections. However, our ability to accurately forecast quarterly and annual revenues is limited, as discussed above in “Our quarterly and annual revenues and operating results may fluctuate in future periods due to a number of factors, which could adversely affect the trading price of our stock.” If our projected revenues and margins do not materialize, our future profitability could be adversely affected. Moreover, we expect to incur significant costs and expenses for product development, sales, marketing and customer support, most of which are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues.

      We also make operating and investment decisions based on our anticipated future expansion, which may have an adverse effect on our earnings in the short term. For example, in fiscal year 2004, we purchased a 194,000 square foot building located near our San Jose headquarters. Our building purchase has adversely affected our earnings per share for our fiscal year 2004 as we recorded a $75.6 million charge related to lease termination, facilities consolidation and other associated costs (see Note 6, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Consolidated Financial Statements).

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

      FASB’s recent change to mandate the expensing of stock options, would require us to record charges to earnings for employee stock option grants and will adversely affect our financial results. In addition, the FASB requires certain valuation models to estimate the fair value of employee stock options. These models, including the Black-Scholes option-pricing model, use varying methods, inputs and assumptions selected across companies. If another party asserts that the fair value of our employee stock options are misstated, securities class action litigation could be brought against us or the market price of our common stock could decline or both could occur. As a result of these changes, we could incur losses and our operating results and gross margins may be below our expectations and those of investors and stock market analysts.

Our future operating expenses may be adversely affected by changes in our stock prices.

      A portion of our outstanding stock options are subject to variable accounting under Accounting Principles Board Opinion No. 25. Under variable accounting we are required to remeasure the value of the options, and the corresponding compensation expense, at the end of each reporting period until the option is exercised, cancelled, or expires unexercised. As a result, the stock-based compensation recognized in any given period can vary substantially due to changes in the market value of our common stock. In order to illustrate the volatility associated with stock price movements we offer the following example. If the market value of our common stock at the end of the first quarter of fiscal year 2005 is $7, we will record additional compensation expense in that quarter of approximately $0.5 million. If, however the market value of our common stock at the end of the first quarter of fiscal year 2005 is $9, the compensation expense recorded will increase to $4.0 million. We are unable to predict the future market value of our common stock and therefore are unable to predict the compensation expense that we will record in future periods.

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

      We are evaluating our internal controls in order to allow management to report on, and our independent auditors to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We may encounter unexpected delays in implementing the requirements relating to internal controls, therefore, we cannot be certain about the timing of completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations since there is no precedent available by which to measure the adequacy of our compliance. We also expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements. If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results. The requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002 will become effective for our fiscal year ending October 29, 2005.

      In addition, in our system of internal controls we may rely on the internal controls of third parties including, but not limited to, payroll service providers, financial institutions, contract manufacturers, master resellers and certain OEM customers. In our evaluation of our internal controls, we will consider the implication of our reliance on the internal controls of third parties. Until we have completed our evaluation, we are unable to determine the extent of our reliance on those controls, the extent and nature of the testing of those controls, and remediation actions necessary where that reliance cannot be adequately evaluated and tested.

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

      Our principal administrative, sales and marketing, education, customer support, and research and development facilities are located in approximately 495,000 square feet of office space in San Jose, California. We currently occupy approximately 405,000 square feet of our total office space. Approximately 301,000 square feet of our office space is leased, and the remaining 194,000 is owned by Brocade. The leases on our leased office space will expire in August 2010. In addition to the San Jose facilities, we also lease sales, marketing, and administrative office space in various locations throughout the world.

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

      On July 20, 2001, the first of a number of putative class actions for violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Brocade, certain of its officers and directors, and certain of the underwriters for Brocade’s initial public offering of securities. A consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation was filed on April 19, 2002. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in Brocade’s initial public offering and seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against Brocade is being coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases as In Re Initial Public Offering Securities Litigation, 21 MC 92(SAS). In October 2002, the individual defendants were dismissed without prejudice from the action, pursuant to a tolling agreement. On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against Brocade. In July 2004, a stipulation of settlement for the claims against the issuer defendants, including Brocade, was submitted to the Court for approval. The settlement is subject to a number of conditions, including approval by the Court.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

      Our common stock has been quoted on the Nasdaq National Market under the symbol “BRCD” since our initial public offering on May 24, 1999. Prior to this time, there was no public market for the stock. See “Item 6 — Selected Financial Data” for the high and low bid prices per share of our common stock as reported on the Nasdaq National Market, for the periods indicated.

      According to records of our transfer agent, we had 861 stockholders of record at December 17, 2004 and we believe there are a substantially greater number of beneficial holders. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. See Note 11, “Stockholders’ Equity,” of the Notes to Consolidated Financial Statements for equity compensation plan information.

      The following table summarizes employee stock repurchase activity for the three months ended October 30, 2004 (in thousands, except per share amounts):

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number		as Part of Publicly	May Yet Be
	of Shares	Average Price	Announced	Purchased Under
	Purchased(1)	Paid per Share	Program	the Program(2)

August 1, 2004 — August 28, 2004	3	$0.01	—	$100,000
August 29, 2004 — September 25, 2004	62	$0.62	—	100,000
September 26, 2004 — October 30, 2004	—	—	—	100,000

Total	65	$0.59	—	$100,000

(1)	The total number of shares repurchased include those shares of Brocade common stock that employees deliver back to Brocade to satisfy tax-withholding obligations at the settlement of restricted stock exercises, and upon the termination of an employee, the forfeiture of either restricted shares or unvested common stock as a result of early exercises. As of October 30, 2004, approximately 265,000 shares are subject to repurchase by Brocade.

(2)	In August 2004, our board of directors approved a share repurchase program for up to $100.0 million of our common stock. The purchases may be made, from time to time, in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. To date, no shares had been purchased under this program.

Item 6.	Selected Financial Data

      The following selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Annual Report on Form 10-K. On January 24, 2005, Brocade announced that its Audit Committee completed an internal review regarding Brocade’s stock option granting process. As a result of the review, Brocade recorded additional stock-based compensation charges and a valuation allowance against deferred tax assets related to previously recorded stock option tax benefits. In addition, the selected financial data has been restated, as indicated, as a result of this review (see Note 3, “Restatement of Consolidated Financial Statements,” and Note 19, “Selected Quarterly Information (Unaudited),” of the Notes to Consolidated Financial Statements).

      This selected quarterly information has been restated for the first three fiscal quarters in 2004 from previously reported information filed on Form  10-Q, and for all quarters of fiscal year 2003 from previously reported information filed on Form 10-Q and Form 10-K, as a result of the restatement of our financial results discussed in this Annual Report on Form 10-K.

      The consolidated statement of operations data set forth below for each of the years in the three-year period ended October 30, 2004, the consolidated balance sheet data as of October 30, 2004 and October 25, 2003, are derived from, and qualified by reference to, the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The balance sheet data as of October 26, 2002 is derived from audited financial statements not included herein. The statement of operations data for the years ended October 27, 2001 and October 28, 2000, and the balance sheet data as of October 27, 2001 and October 28, 2000, are derived from unaudited financial statements not included herein and have also been adjusted to reflect the results of the audit committee review. All references to earnings per share and the number of common shares have been retroactively restated to reflect three two-for-one stock splits effected on December 3, 1999, March 15, 2000, and December 22, 2000, respectively.

      We have not amended our annual reports on Form 10-K or quarterly reports on Form 10-Q for the quarterly periods affected by the restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such reports should no longer be relied upon.

	Fiscal Year Ended

	October 30,	October 25,	October 26,	October 27,	October 31,
	2004(2)	2003(3)	2002	2001(4)	2000

		Restated(1)	Restated(1)	Unaudited(9)	Unaudited(9)

	(In thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$596,265	$525,277	$562,369	$513,030	$329,045
Cost of revenues	261,099	241,154	219,641	115,441	274,840

Gross margin	335,166	284,123	342,728	397,589	54,205

Operating expenses:
Research and development	149,490	145,705	113,160	(176,793)	427,542
Sales and marketing	101,311	115,103	107,881	(130,804)	390,493
General and administrative	24,431	21,300	7,434	(96,909)	190,849
Settlement of an acquisition-related claim	6,943	—	—	—	—
Amortization of deferred stock compensation	537	649	969	1,082	1,120
Restructuring costs	8,966	20,828	—	—	—
In-process research and development	—	134,898	—	—	—
Lease termination charge, facilities lease losses and other, net	75,591	—	—	49,888	—

Total operating expenses	367,269	438,483	229,444	(353,536)	1,010,004

Income (loss) from operations	(32,103)	(154,360)	113,284	751,125	(955,799)
Interest and other income, net	18,786	18,424	22,668	8,207	5,427
Interest expense	(10,677)	(13,339)	(11,427)	—	(45)
Gain on repurchases of convertible subordinated debt	5,613	11,118	—	—	—
Gain (loss) on investments, net	436	3,638	7,095	(16,092)	—

Income (loss) before provision for income taxes	(17,945)	(134,519)	131,620	743,240	(950,417)
Income tax provision	14,070	11,852	5,343	9,506	114

Net income (loss)	$(32,015)	$(146,371)	$126,277	$733,734	$(950,531)

Net income (loss) per share — basic	$(0.12)	$(0.58)	$0.55	$3.32	$(4.58)

Net income (loss) per share — diluted	$(0.12)	$(0.58)	$0.52	$3.02	$(4.58)

Shares used in per share calculation — basic	260,446	250,610	231,591	221,051	207,454

Shares used in per share calculation — diluted	260,446	250,610	242,962	243,162	207,454

Balance Sheet Data:
Cash, cash equivalents and investments	$736,908	$835,565	$888,388	$255,148	$155,039
Working capital	434,162	355,644	534,866	237,682	218,418
Total assets	987,382	1,063,174	1,171,367	448,488	324,929
Non-current liabilities associated with lease losses	16,799	16,518	22,602	30,896	—
Convertible subordinated debt and capital lease obligations	352,279	442,950	550,000	—	—
Total stockholders’ equity	445,652	447,878	446,344	310,565	262,792

      Note: On February 2, 2000, we changed our fiscal year end to the last Saturday in October, beginning with the fiscal year ended October 28, 2000. This change did not have a material impact on our financial position or results of operations. We report our fiscal year on a 52/53-week period ending on the last Saturday in October of each year. Accordingly, the fiscal year ends for fiscal years 2004, 2003, and 2002 were October 30, 25, and 26, respectively. As is customary for companies that use the 52/53-week convention, every 5th year contains a 53-week fiscal year. As a result, our fiscal year 2004 was a 53-week fiscal year. Also as a result, our second quarter of fiscal year 2004 included one extra week and was 14 weeks in length. Fiscal years 2003 and 2002 were both 52-week fiscal years.

	First	Second	Third	Fourth
	Quarter(5)	Quarter(6)	Quarter(7)	Quarter(8)

	Restated(1)	Restated(1)	Restated(1)

	(In thousands, except per share and stock price amounts)
Quarterly Data:
Fiscal Year Ended October 30, 2004
Net revenues	$145,040	$145,579	$150,040	$155,606
Gross margin	$79,383	$80,811	$85,979	$88,993
Income (loss) from operations	$(67,478)	$(5,752)	$19,080	$22,047
Net income (loss)	$(68,809)	$2,345	$14,065	$20,384
Per share amounts:
Basic	$(0.27)	$0.01	$0.05	$0.08
Diluted	$(0.27)	$0.01	$0.05	$0.08
Shares used in computing per share amounts:
Basic	257,796	259,625	261,481	263,242
Diluted	257,796	263,607	263,540	265,467
Bid prices:
High	$7.95	$7.44	$6.14	$6.80
Low	$5.49	$5.35	$4.41	$4.04
Fiscal Year Ended October 25, 2003
Net revenues	$123,116	$130,946	$133,458	$137,757
Gross margin	$66,368	$70,601	$72,158	$74,996
Income (loss) from operations	$(10,897)	$(149,416)	$1,419	$4,534
Net income (loss)	$(7,014)	$(146,832)	$1,407	$6,068
Per share amounts:
Basic	$(0.03)	$(0.58)	$0.01	$0.02
Diluted	$(0.03)	$(0.58)	$0.01	$0.02
Shares used in computing per share amounts:
Basic	234,898	254,687	255,873	256,983
Diluted	234,898	254,687	259,444	260,369
Bid prices:
High	$7.47	$5.86	$7.30	$6.45
Low	$4.14	$3.66	$5.14	$5.22

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” and Note 19, “Selected Quarterly Information (Unaudited),” of the Notes to Consolidated Financial Statements.

(2)	The fiscal year ended October 30, 2004 includes the impact of restructuring costs of $9.0 million related to a restructuring plan implemented during the three months ended May 1, 2004 (see Note 5, “Restructuring Costs,” of the Notes to Consolidated Financial Statements). The fiscal year ended October 30, 2004 also includes a net lease termination charge and other of $75.6 million. During the three months ended January 24, 2004, we purchased a previously leased building located near our San Jose headquarters for $106.8 million in cash. The $106.8 million consisted of $30.0 million for the purchase of land and a building and $76.8 million for a lease termination fee (see Note 6, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Consolidated Financial Statements). In addition, in the fiscal year ended October 30, 2004 we recorded a $6.9 million charge in settlement of a claim relating to our acquisition of Rhapsody and recorded a total of $5.6 million gain on repurchases of convertible subordinated debt.

(3)	The fiscal year ended October 25, 2003 includes the impact of our acquisition of Rhapsody, which was completed in the second quarter of fiscal year 2003. In connection with our acquisition of Rhapsody, we recorded in-process research and development expense of $134.9 million (see Note 4, “Acquisition of Rhapsody Networks, Inc.,” of the Notes to Consolidated Financial Statements). The fiscal year ended October 25, 2003 also includes restructuring costs of $20.8 million (see Note 5, “Restructuring Costs,” of the Notes to Consolidated Financial Statements), gain on repurchases of convertible subordinated debt of $11.1 million, and net gains on the disposition of non-marketable private strategic investments of $3.6 million.

(4)	The fiscal year ended October 27, 2001 includes the impact of the following items recorded during the fourth quarter ended October 27, 2001: charges to cost of revenues of $7.7 million primarily associated with the accrual of purchase commitments for excess inventory components related to a transition of product offerings from 1 to 2 Gigabit per second (Gbit/sec) technology; charges included in operating expenses of $45.5 million related to estimated facilities lease losses and the impairment of certain related leasehold improvements following a comprehensive evaluation of real estate facility requirements; charges included in operating expenses of $4.4 million related to the impairment of equipment no longer used in research and development and sales and marketing efforts associated with a transition of product offerings from 1 to 2 Gbit/sec technology; and losses on investments of $19.5 million related to other-than-temporary declines in the fair value of private minority equity investments in non-publicly traded companies as a result of significant deterioration in the private equity markets, and related adjustment for income tax provisions.

(5)	The first quarter of fiscal year 2004 includes net lease termination charge and other of $75.6 million. During the three months ended January 24, 2004, we purchased a previously leased building located near our San Jose headquarters for $106.8 million in cash. The $106.8 million consisted of $30.0 million for the purchase of land and a building and $76.8 million for a lease termination fee (see Note 6, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Consolidated Financial Statements). The first quarter of fiscal year 2004 also includes a reduction of $0.4 million to our previously recorded restructuring costs and gain on repurchases of convertible subordinated debt of $0.5 million.

The first quarter of fiscal year 2003 includes restructuring costs of $10.1 million related to a company-wide workforce reduction of approximately 12 percent, consolidation of excess facilities, and the restructuring of certain business functions (see Note 5, “Restructuring Costs,” of the Notes to Consolidated Financial Statements).

(6)	The second quarter of fiscal year 2004 includes the impact of restructuring costs of $10.5 million related to a restructuring plan implemented during the three months ended May 1, 2004 (see Note 5, “Restructuring Costs,” of the Notes to Consolidated Financial Statements). In addition, in the second quarter of fiscal year 2004 we recorded a $6.9 million charge in settlement of a claim relating to our acquisition of Rhapsody.

The second quarter of fiscal year 2003 includes restructuring costs of $10.9 million related to a workforce reduction of approximately nine percent, primarily in the sales, marketing, and engineering organizations, and the impairment of certain assets associated with reorganized or eliminated functions (see Note 5, “Restructuring Costs,” of the Notes to Consolidated Financial Statements). In addition, in the second quarter of fiscal year 2003, in connection with our acquisition of Rhapsody, we recorded in-process research and development expense of $134.9 million (see Note 4, “Acquisition of Rhapsody Networks, Inc.,” of the Notes to Consolidated Financial Statements).

(7)	The third quarter of fiscal year 2004 includes a gain on repurchases of convertible subordinated debt of $3.5 million.

(8)	The fourth quarter of fiscal year 2004 includes a reduction of $1.1 million to our fiscal year 2004 restructuring costs. The fourth quarter of fiscal year 2004 also includes a gain on repurchases of convertible subordinated debt of $1.6 million.

The fourth quarter of fiscal year 2003 includes a reduction of $0.2 million to our restructuring costs. The fourth quarter of fiscal year 2003 also includes gain on repurchases of convertible subordinated debt of $11.1 million, and gain on the disposition of private strategic investments of $3.1 million.

(9)	The unaudited selected consolidated financial data for fiscal years 2001 and 2000 have been revised to reflect adjustments related to the restatement described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements” and Note 3 of the Notes to Consolidated Financial Statements. As a result of the adjustments, the Company reduced previously reported net income by approximately $303 million (consisting of a reduction to net income in years 1999 and 2000 of $15 million and $1,018 million, respectively, and an increase to net income in 2001 of $731 million) relating solely to stock-based compensation and associated income tax adjustments. In the accompanying audited financial statements for the year ended October 26, 2002 these adjustments are reflected as opening adjustments to the Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Consolidated Financial Statements

      On January 24, 2005, Brocade announced that its Audit Committee completed its previously announced internal review. As a result of certain findings of the review, Brocade determined that certain of its historical financial statements required restatement.

      Specifically, Brocade determined that the restatement was required because it incorrectly accounted for: (A) grants that were made to new hires on their offer acceptance date, rather than the date of their commencement of employment, during the period May 1999 to July 2000; (B) grants that were made to persons engaged on a part-time basis prior to their new hire full-time employment during the period August 2000 to October 2002; and (C) grants where there was insufficient basis to rely on Brocade’s process and related documentation to support recorded measurement dates used to account for certain stock options granted prior to August 2003. Therefore, Brocade recorded additional stock-based compensation charges relating to many of its stock option grants made during the period 1999 through the third quarter of fiscal year 2003. In addition, Brocade recorded a valuation allowance associated with deferred tax assets related to previously recorded stock option tax benefits.

      These charges affected the previously filed financial statements for fiscal years ended October 25, 2003 and October 26, 2002, including the corresponding interim periods for fiscal years 2003 and 2002, and the interim periods ended January 24, 2004, May 1, 2004 and July 31, 2004. Brocade also recorded stock-based compensation and associated income tax adjustments to previously announced financial results for the fourth quarter and year ended October 30, 2004. These adjustments relate solely to matters pertaining to stock options granted prior to August 2003.

      The foregoing restatement adjustments did not affect our reported cash, cash equivalents and short-term investments balance as of October 30, 2004 and October 25, 2003.

Results of Operations

      Our fiscal year is the 52 or 53 weeks ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Fiscal year 2004 was a 53-week fiscal year. The second quarter of fiscal year 2004 consisted of 14 weeks, which is one week more than a typical quarter. Fiscal years 2003 and 2002 were both 52-week fiscal years. The following table sets forth certain restated financial data for the periods indicated as a percentage of total net revenues:

	Fiscal Year Ended

	October 30,	October 25,	October 26,
	2004	2003	2002

		Restated(1)	Restated(1)
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	43.8	45.9	39.1

Gross margin	56.2	54.1	60.9

Operating expenses:
Research and development	25.1	27.7	20.1
Sales and marketing	17.0	21.9	19.2
General and administrative	4.0	4.1	1.3
Settlement of an acquisition-related claim	1.2	—	—
Amortization of deferred stock compensation	0.1	0.1	0.2
Restructuring costs	1.5	4.0	—
In-process research and development	—	25.7	—
Lease termination charge and other, net	12.7	—	—

Total operating expenses	61.6	83.5	40.8

Income (loss) from operations	(5.4)	(29.4)	20.1
Interest and other income, net	3.2	3.5	4.0
Interest expense	(1.8)	(2.5)	(2.0)
Gain on repurchases of convertible subordinated debt	0.9	2.1	—
Gain on investments, net	0.1	0.7	1.4

Income (loss) before provision for income taxes	(3.0)	(25.6)	23.5
Income tax provision	2.4	2.3	1.0

Net income (loss)	(5.4)%	(27.9)%	22.5%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

      Revenues. Our revenues are derived primarily from sales of our SilkWorm family of products. Our SilkWorm products, which range in size from 8 ports to 128 ports, connect servers and storage devices creating a SAN. Net revenues for the year ended October 30, 2004 were $596.3 million, an increase of 14 percent compared with net revenues of $525.3 million for the year ended October 25, 2003. For the year ended October 30, 2004, the increase in net revenues reflected a 42 percent increase in the number of ports shipped, partially offset by a 22 percent decline in average selling price per port. Net revenues for the year ended October 25, 2003 represented a decrease of 7 percent compared with net revenues of $562.4 million for the year ended October 26, 2002. For the year ended October 25, 2003, the decrease in net revenues reflected a 15 percent increase in the number of ports shipped, offset by a 19 percent decline in average selling price per port. The declines in average selling prices are the result of increased competition. We believe the increase in the number of ports shipped reflects higher demand for our products as end-users continue to consolidate storage and servers infrastructures using SANS, expand SANs to support more applications, and deploy SANs in new environments. We also believe some of the increase in ports shipped reflects the initial stocking of new products by our OEM customers.

      We expect the number of ports shipped to fluctuate depending on the demand for our existing and recently introduced products as well as the timing of product transitions by our OEM customers. We also expect that average selling price per port will likely decline at rates consistent with the rates we experienced in the year ended October 30, 2004, unless they are adversely affected by accelerated pricing pressures, new product introductions by us or our competitors, or other factors that may be beyond our control.

      Historically, domestic revenues have been between 60 percent and 75 percent of total revenues. Domestic and international revenues were approximately 65 percent and 35 percent of our total revenues, respectively, for the year ended October 30, 2004. For the year ended October 25, 2003, domestic and international revenues were approximately 67 percent and 33 percent of our total revenues, respectively, and for the year ended October 26, 2002, domestic and international revenues were approximately 70 percent and 30 percent of our total revenues, respectively. Revenues are attributed to geographic areas based on the location of the customer to which our products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. For the years ended October 30, 2004 and October 25, 2003, international revenues have increased primarily as a result of faster growth in the Asia Pacific region relative to North America and Europe. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM customers.

      A significant portion of our revenue is concentrated among a relatively small number of OEM customers. For the year ended October 30, 2004, three customers, EMC, HP and IBM, each represented greater than ten percent of our total revenues for a combined total of 70 percent of our total revenues. For the years ended October 25, 2003 and October 26, 2002, the same three customers each represented greater than ten percent of our total revenues for combined totals of 67 percent and 62 percent of our total revenues, respectively. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM customers. Therefore, the loss of, or a decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers could seriously harm our financial condition and results of operations.

      Gross margin. Gross margin for the year ended October 30, 2004 was 56.2 percent compared to 54.1 percent and 60.9 percent for the years ended October  25, 2003 and October 26, 2002, respectively. Cost of goods sold consists of product costs, which are variable, and manufacturing operations costs, which are generally fixed. For the year ended October 30, 2004, product costs relative to net revenues decreased by 0.9% as compared to the year ended October 25, 2003 due to decreases in component and manufacturing costs. Manufacturing operations costs relative to net revenues decreased by 1.3% principally due to increases in net revenues and savings from the restructuring programs we implemented during the second quarter of fiscal year 2004 (see Note  5, “Restructuring Costs,” of the Notes to Consolidated Financial Statements attached hereto). In addition, gross margin decreased by 0.1% due to higher stock compensation expense in the year ended October 30, 2004 primarily as a result of changes in the market value of common stock (see Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements attached hereto). For the year ended October 25, 2003, the reduction in gross margins was principally the result of increased product costs and manufacturing operations costs relative to net revenues. In addition, gross margin was further decreased by 1.2% due to stock compensation expense adjustment in the year ended October 26, 2002 as a result of changes in the market value of common stock and additional stock options granted for the period (see Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements attached hereto). The increase in product costs relative to net revenues was primarily the result of declines in average unit selling prices of our products, partially offset by lower component and manufacturing costs. The increase in manufacturing operations costs was a result of increased production volume and a greater installed base, combined with the costs associated with the migration of manufacturing operations to Asia.

      Gross margin is primarily affected by average selling price per port, number of ports shipped, and cost of goods sold. We expect that average selling price per port for our products will continue to decline at rates consistent with the rates we experienced in the year ended October 30, 2004, unless they are further affected by accelerated pricing pressures, new product introductions by us or our competitors, or other factors that may be beyond our control. We believe that we have the ability to partially mitigate the effect of declines in average selling price per port on gross margins through our product and manufacturing operations cost reductions.

During fiscal year 2003, the average selling price per port began to decline at a faster pace than we experienced in fiscal year 2002. If this dynamic reoccurs, we may not be able to reduce our costs fast enough to prevent a decline in our gross margins. In addition, we must also maintain or increase current volume of ports shipped to maintain our current gross margins. If we are unable to offset future reductions of average selling price per port with reductions in product and manufacturing operations costs, or if as a result of future reductions in average selling price per port our revenues do not grow, our gross margins would be negatively affected.

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

      For the year ended October 30, 2004, R&D expenses increased by $3.8 million, or three percent, to $149.5 million, compared with $145.7 million for the year ended October 25, 2003. This increase is primarily due to $10.2 million increase in expenses related to consulting and new product development spending, including costs associated with new SilkWorm products we introduced during the second half of fiscal year 2004, offset by a $4.7 million decrease in salaries and related expenses and a $2.9 million decrease in facilities expenses due to savings from our building purchase. The decrease in salaries and related expenses reflects the effects of our recent restructuring programs, partially offset by incremental expenses related to the extra week in the second quarter of fiscal year 2004. In addition, R&D expenses increased by $0.4 million due to higher stock compensation expense in the year ended October 30, 2004 primarily as a result of changes in the market value of common stock (see Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements attached hereto).

      For the year ended October 25, 2003, R&D expenses increased by $32.5 million, or 29 percent, compared with $113.2 million for the year ended October  26, 2002. R&D expenses increased by $19.7 million due to changes in stock compensation expense primarily as a result of changes in the market value of common stock and additional stock options granted for the period (see Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements attached hereto). In addition, the increase in R&D expense is also due to continued investment in research and development associated with new products introduced in fiscal year 2004 as well as the incremental spending associated with product development related to our acquisition of Rhapsody.

      Excluding any stock option compensation related charges, which will vary depending on the changes in the market value of our common stock, we currently anticipate that R&D expenses in fiscal year 2005 will remain consistent with fiscal year 2004 in absolute dollars.

      Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses.

      For the year ended October 30, 2004, sales and marketing expenses decreased by $13.8 million, or 12 percent, to $101.3 million, compared with $115.1 million for the year ended October 25, 2003. This decrease is primarily due to a $9.0 million decrease in travel and marketing program expenses resulting from various cost-cutting actions and a $5.5 million decrease in salaries and related expenses, which reflects the effect of headcount reductions that occurred in the fiscal years 2004 and 2003, partially offset by incremental expenses related to the extra week in the second quarter of fiscal year 2004. In addition, sales and marketing expenses increased by $0.2 million due to higher stock compensation expense in the year ended October 30,

2004 primarily as a result of changes in the market value of common stock (see Note  3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements attached hereto).

      For the year ended October 25, 2003, sales and marketing expenses increased by $7.2 million, or seven percent, compared with $107.9 million for the year ended October 26, 2002. Sales and marketing expenses increased by $10.5 million due to changes in stock compensation expense primarily as a result of changes in the market value of common stock and additional stock options granted for the period (see Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements attached hereto). In addition, the increase in sales and marketing expenses was due to increased salaries and related expenses, offset by decreased commissions and decreased travel and marketing program expenses resulting from various cost-cutting actions.

      Excluding any stock option compensation related charges, which will vary depending on the changes in the market value of our common stock, we currently anticipate that sales and marketing expenses in fiscal year 2005 will decrease in absolute dollars as a result of savings related to the restructuring program we undertook in fiscal year 2004.

      General and administrative expenses. General and administrative (G&A) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses.

      G&A expenses for the year ended October 30, 2004 increased by $3.1 million, or 15 percent, to $24.4 million, compared with $21.3 million for the year ended October 25, 2003. For the year ended October 25, 2003, G&A expenses increased by $13.9 million, or 187 percent, compared with $7.4 million for the year ended October 26, 2002. The increase in G&A for both fiscal years 2004 and 2003 is primarily due to increased salaries and related expenses as a result of an increase in personnel. In addition, in fiscal year 2004 we incurred incremental expenses related to the extra week in the second quarter of fiscal year 2004, as well as expenses related to the Section 404 of the Sarbanes-Oxley Act of 2002. Further, for the year ended October 30, 2004 G&A expenses increased by $0.3 million due to higher stock compensation expense in the year ended October 30, 2004 primarily as a result of changes in the market value of common stock (see Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements attached hereto). For the year ended October 25, 2003 G&A expenses increased by $11.4 million due to changes in stock compensation expense primarily as a result of changes in the market value of common stock and additional stock options granted for the period (see Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements attached hereto).

      Excluding any stock option compensation related charges, which will vary depending on the changes in the market value of our common stock, we currently anticipate that G&A expenses in fiscal year 2005 will increase in absolute dollars resulting from the cost related to our recent internal review, as described above, and expenses associated with the Sarbanes-Oxley Section 404 compliance.

      Settlement of an acquisition-related claim. In the second quarter of fiscal year 2004, we recorded a $6.9 million charge in settlement of a claim relating to our acquisition of Rhapsody. Under the terms of the settlement, in the third quarter of fiscal year 2004 we issued 1.3 million shares of common stock to the former Rhapsody shareholders in exchange for a release of claims.

      Amortization of deferred stock compensation. Amortization of deferred stock compensation decreased to $0.5 million for the year ended October 30, 2004, compared with $0.6 million, and $1.0 million for the years ended October  25, 2003, and October 26, 2002, respectively. In the second quarter of fiscal 2003, we recorded $1.7 million of deferred stock compensation in connection with our acquisition of Rhapsody. The $1.7 million of deferred stock compensation represented the intrinsic value of unvested restricted common stock and stock options assumed in the transaction, and is being amortized over the respective remaining service periods on a straight-line basis (see Note 4, “Acquisition of Rhapsody Networks, Inc.,” of the Notes to Consolidated

Financial Statements). As of October 30, 2004, the remaining unamortized balance of this deferred stock compensation was $0.2 million.

      In addition to the deferred stock compensation connected with our acquisition of Rhapsody, we have recorded deferred stock compensation arising from stock option grants subject to variable accounting and restricted stock award grants to certain employees. Compensation expense resulting from these non-acquisition related grants are included in R&D, sales and marketing, or G&A, based on the department of the employee receiving the award. Accordingly, amortization of deferred stock compensation does not include the compensation expense arising from these awards.

      Total stock-based compensation expense recognized for the years ended October 30, 2004, and October 25, 2003 was $3.3 million and $1.5 million, respectively. For the year ended October 26, 2002, we recognized a $46.5 million net reversal of previously recognized stock-based compensation expense. Stock-based compensation expense related to stock options subject to variable accounting will vary significantly as a result of future changes in the market value of our common stock. The increase in stock-based compensation during fiscal year 2004 as compared to fiscal year 2003 is due to an increase in the market value of our common stock during fiscal year 2004. The increase in stock-based compensation during fiscal year 2003 as compared to fiscal year 2002 is due to a smaller decline in the market value of our common stock during fiscal year 2003 as compared to fiscal year 2002.

      Restructuring Costs. Restructuring costs for the years ended October 30, 2004, October 25, 2003, and October 26, 2002 were $9.0 million, $20.8 million, and none, respectively. For the year ended October 30, 2004, restructuring costs consist of $10.5 million related to a restructuring plan implemented during the three months ended May 1, 2004, and a reduction of $1.5 million to restructuring costs related to our previously recorded restructuring liabilities, primarily due to lower than expected costs related to outplacement costs and severance (see Note 5, “Restructuring Costs,” of the Notes to Consolidated Financial Statements). As a result of this restructuring, we expect to realize savings in future quarters as a result of changes in headcount and business structure. For the year ended October 25, 2003, restructuring costs consisted of $10.9 million related to a program to restructure and reorganize certain business operations during the three months ended April 26, 2003, and $9.9 million related to a company-wide restructuring program implemented during the three months ended January 25, 2003.

      In-process research and development. On January 27, 2003, we completed our acquisition of Rhapsody, a provider of next-generation intelligent switching platforms. As of the acquisition date, Rhapsody was a development stage company that had no recognized revenue and a core technology that required substantial additional resources to bring it to technological feasibility. Therefore, we accounted for the acquisition as an asset purchase and allocated the total purchase price of $138.5 million to the assets acquired, liabilities assumed, and acquired in-process R&D based on their respective fair values. We allocated the excess of purchase price over the fair value of net assets received to acquired in-process R&D and acquired non-monetary assets on a pro-rata basis. We expensed the acquired in-process R&D of $134.9 million during the three months ended April 26, 2003 because it had not yet reached technological feasibility and had no alternative future use (see Note 4, “Acquisition of Rhapsody Networks, Inc.,” of the Notes to Consolidated Financial Statements). We did not record any acquired in-process R&D in any of the other periods presented. We completed the development of this technology in fiscal year 2004.

      Lease termination charge and other, net. Lease termination charge and other, net for the year ended October 30, 2004 was $75.6 million. During the three months ended January 24, 2004, we purchased a previously leased building located near our San Jose headquarters for $106.8 million. Of the $106.8 million, $30.0 million was allocated to the purchase of land and building and $76.8 million was considered a lease termination fee (see Note 6, “Liabilities Associated with Facilities Lease Losses and Asset Impairment Charges,” of the Notes to Consolidated Financial Statements). No lease termination charge was recorded in any of the other periods presented.

      Interest and other income, net. Interest and other income, net increased slightly to $18.8 million for the year ended October 30, 2004 from $18.4 million for the year ended October 25, 2003, primarily as a result of higher average rates of return due to investment mix and increase in interest rates, offset by decreased average cash, cash equivalent and investment balances. Net interest and other income was $22.7 million for the year ended October 26, 2002, $4.3 million higher than in the year ended October 25, 2003. The decrease in fiscal year 2003 as compared to fiscal year 2002 was primarily the result of declining interest rates.

      Interest expense. Interest expense was $10.7 million, $13.3 million and $11.4 million for the years ended October 30, 2004, October 25, 2003 and October 26, 2002, respectively. Interest expense primarily represents the interest cost associated with our convertible subordinated debt. The decrease in interest expense for the year ended October 30, 2004, compared with the year ended October 25, 2003 was primarily the result of the repurchases of our convertible subordinated debt, resulting in a lower debt outstanding as of October 30, 2004. The increase in interest expense for the year ended October  25, 2003, compared with the year ended October 26, 2002, was primarily due to the inclusion of a full year of interest expense related to our convertible subordinated debt during fiscal year 2003, partially offset by reduction of interest expense due to repurchases of convertible subordinated debt. For the year ended October 26, 2002, interest expense related to our convertible subordinated debt, which was outstanding for ten months during the period. As of October 30, 2004 and October 25, 2003, the outstanding balance of our convertible subordinated debt was $352.3 million and $443.0 million, respectively (see Note 9, “Convertible Subordinated Debt,” of the Notes to Consolidated Financial Statements).

      Gain on repurchases of convertible subordinated debt. During the years ended October 30, 2004 and October 25, 2003, we repurchased $90.7 million and $107.1 million in face value of our convertible subordinated debt, respectively, on the open market. For the year ended October 30, 2004, we paid an average of $0.93 for each dollar of face value for an aggregate purchase price of $84.1 million, which resulted in a pre-tax gain of $5.6 million. For the year ended October 25, 2003, we paid an average of $0.88 for each dollar of face value for an aggregate purchase price of $94.4 million, which resulted in a pre-tax gain of $11.1 million. We did not repurchase any of our convertible subordinated debt during the year ended October 26, 2002 (see Note 9, “Convertible Subordinated Debt,” of the Notes to Consolidated Financial Statements).

      Gain (loss) on investments, net. For the year ended October 30, 2004, net gain on investments was $0.4 million consisting of gains on the disposition of previously written down non-marketable private strategic investments. For the year ended October 25, 2003, net gain on investments of $3.6 million consisting of gains on the disposition of previously written down non-marketable private strategic investments of $5.8 million, offset by an impairment charge of $2.2 million that resulted from an other-than-temporary decline in the estimated fair value of a minority equity investment in a different non-publicly traded company. Our net gain on investments for the year ended October 26, 2002 was $7.1 million, resulting from the sale of United States government agency debt securities. As of October 30, 2004 and October 25, 2003, we had net unrealized holding gains of $0.1 million and $8.8 million, respectively, associated with our remaining investment portfolio. The carrying value of our equity investments in non-publicly traded companies at October 30, 2004 and October  25, 2003 was $0.5 million and zero, respectively.

      Provision for income taxes. Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from variable stock option expenses, net operating losses, tax carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense. SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

      In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction by jurisdiction basis. In determining future taxable income, we are responsible for assumptions utilized including the amount of state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgments about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Cumulative losses incurred in the most recent four of the last six fiscal years represented sufficient negative evidence to require a full valuation allowance. As of October 30, 2004, we had established a valuation allowance against the deferred tax assets, which we intend to maintain until sufficient positive evidence exists to support reversal of the valuation allowance. Future reversals or increases to our valuation allowance could have a significant impact on our future earnings.

      In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

      In the year ended October 30, 2004, we have recorded income tax provision of $14.1 million, compared to income tax provision of $11.9 million and $5.3 million in the years ended October 25, 2003 and October 26, 2002, respectively. Our income tax provision is primarily for our international operations. We expect to continue to record an income tax provision for our international operations in the future. Since the Company has a full valuation allowance against deferred tax assets which result from U.S. operations, U.S. income tax expense or benefits are offset by releasing or increasing, respectively, the valuation allowance. To the extent that international revenues and earnings differ from those historically achieved, a factor largely influenced by the buying behavior of our OEM partners, or unfavorable changes in tax laws and regulations occur, our income tax provision could change.

      We consider the operating earnings of some of our non-United States subsidiaries to be indefinitely invested outside the United States. No provision has been made for the United States federal and state, or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, the cumulative amount of which is approximately $90.3 million as of October 30, 2004. If we repatriate foreign earnings, we will have to adjust the income tax provision in the provision in the period in which the decision to repatriate earnings of foreign subsidiaries is made. We are currently evaluating the impact of the one-time favorable foreign dividend provisions recently enacted as part of the American Jobs Creation Act of 2004, and may decide to repatriate some level of earnings of our foreign subsidiaries in the future.

Liquidity and Capital Resources

      Cash, cash equivalents, short-term investments and long-term investments were $736.9 million as of October 30, 2004, a decrease of $98.7 million over the prior year total of $835.6 million. For the year ended October 30, 2004, we generated $42.0 million in cash from operating activities. Cash from operations significantly exceeded net loss for the year ended October 30, 2004 due to non-cash expense items, primarily related to depreciation and amortization and loss on disposal of property and equipment, and an increase in deferred revenue. Cash from operations was partially reduced by lease termination fees associated with the purchase of the building near our San Jose headquarters and an increase in accounts receivable. Days sales outstanding in receivables for the year ended October 30, 2004 was 56 days.

      Net cash used in investing activities for the year ended October 30, 2004 totaled $215.5 million and was primarily the result of $161.7 million in net purchases of short and long-term investments and other non-marketable investments, as well as $53.8 million invested in capital equipment, including $30.0 million for the purchase of the building near our San Jose headquarters.

      Net cash used in financing activities for the year ended October 30, 2004 totaled $72.2 million. Net cash used in financing activities was primarily the result of repurchases of our convertible subordinated debt, partially offset by $21.2 million in net proceeds from employee participation in employee stock programs and exercises of stock options.

      Net proceeds from the issuance of common stock related to employee participation in employee stock programs have historically been a significant component of our liquidity. The extent to which our employees participate in these programs generally increases or decreases based upon changes in the market price of our common stock. As a result, our cash flow resulting from the issuance of common stock related to employee participation in employee stock programs will vary. As a result of our recent voluntary stock options exchange program, we do not expect to generate significant cash flow from the issuance of common stock related to the employee participation in employee stock programs during fiscal year 2005 unless our future common stock price exceeds $6.54 per share.

      We have manufacturing agreements with Solectron and Foxconn under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. The required lead-time for placing orders with both Solectron and Foxconn depends on the specific product. As of October 30, 2004, our aggregate commitment to Solectron and Foxconn for inventory components used in the manufacture of Brocade products was $56.3 million, net of purchase commitment reserves of $4.3 million, which we expect to utilize during future normal ongoing operations. Although the purchase orders we place with Solectron and Foxconn are cancelable, the terms of the agreements require us to purchase from Solectron and Foxconn all inventory components not returnable or usable by, or sold to, other customers of Solectron or Foxconn. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations.

      On December 21, 2001, and January 10, 2002, we sold an aggregate of $550 million in principal amount of two percent convertible subordinated notes due January 2007 (the notes or convertible subordinated debt) (see Note 9, “Convertible Subordinated Debt,” of the Notes to Consolidated Financial Statements). Holders of the notes may, in whole or in part, convert the notes into shares of our common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (approximately 8.1 million shares may be issued upon conversion based on outstanding debt of $352.3 million as of October 30, 2004) at any time prior to maturity on January 1, 2007. At any time on or after January 5, 2005, we may redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

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

      During fiscal years 2004 and 2003, we repurchased on the open market $90.7 million and $107.1 million in face value of our convertible subordinated debt, respectively. For the year ended October 30, 2004, we paid an average of $0.93 on each dollar of face value for an aggregate purchase price of $84.4 million, which resulted in a pre-tax gain of $5.6 million. For the year ended October  25, 2003, we paid an average of $0.88 on each dollar of face value for an aggregate purchase price of $94.4 million, which resulted in a pre-tax gain of $11.1 million. As of October 30, 2004, the remaining balance outstanding of the convertible subordinated debt was $352.3 million.

      On November 18, 2003, we purchased a previously leased building located near our San Jose headquarters, and issued a $1.0 million guarantee as part of the purchase agreements.

      The following table summarizes our contractual obligations (including interest expense) and commitments as of October 30, 2004 (in thousands):

			Less than				After		More than
	Total		1 Year		1-3 Years		3 Years		5 Years

Contractual Obligations:
Convertible subordinated notes, including interest	$369,893			$7,046		$362,847		$—		$—
Non-cancelable operating leases	82,772			17,794		27,633		26,045		11,300
Purchase commitments, gross	60,670	(1)		60,670		—		—		—

Total contractual obligations	$513,335			$85,510		$390,480		$26,045		$11,300

Other Commitments:
Standby letters of credit	$8,343		$	n/a	$	n/a	$	n/a	$	n/a

Guarantee	$1,015		$	n/a	$	n/a	$	n/a	$	n/a

(1)	Amount reflects total gross purchase commitments under our manufacturing agreements with Solectron and Foxconn. Of this amount, we have reserved $4.3 million for estimated purchase commitments that we do not expect to consume in normal operations.

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

      Equity Investments. Under the terms of certain investment agreements related to our investments in non-publicly traded companies, we may be required to make additional investments of up to $5.0 million if certain milestones are met.

      We believe that our existing cash, cash equivalents, short-term and long-term investments, and cash expected to be generated from future operations will be sufficient to meet our capital requirements at least through the next 12 months, although we may elect to seek additional funding prior to that time, if available. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support our product development efforts and the expansion of our sales and marketing programs, the timing of introductions of new products and enhancements to our existing products, and market acceptance of our products.

Critical Accounting Policies

      Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an on-going basis, our estimates and judgments, including those related to sales returns, bad debts, excess inventory and purchase commitments, investments, warranty obligations, restructuring costs, lease losses, income taxes, and contingencies and litigation. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

•	Revenue recognition, and allowances for sales returns, sales programs, and doubtful accounts;
•	Stock-based compensation;
•	Warranty reserves;
•	Inventory and purchase commitment reserves;
•	Restructuring charges and lease loss reserves;
•	Litigation costs; and
•	Accounting for income taxes.

      Revenue recognition, and allowances for sales returns, sales programs, and doubtful accounts. Product revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable, and collection is probable. However, for newly introduced products, many of our large OEM customers require a product qualification period during which our products are tested and approved by the OEM customer for sale to their customers. Revenue recognition, and related cost, is deferred for shipments to new OEM customers and for shipments of newly introduced products to existing OEM customers until satisfactory evidence of completion of the product qualification has been received from the OEM customer. In addition, revenue from sales to our master reseller customers is recognized in the same period in which the product is sold by the master reseller (sell through).

      We reduce revenue for estimated sales returns, sales programs, and other allowances at the time of shipment. Sales returns, sales programs, and other allowances are estimated based on historical experience, current trends, and our expectations regarding future experience. Reductions to revenue associated with sales returns, sales programs, and other allowances include consideration of historical sales levels, the timing and magnitude of historical sales returns, claims under sales programs, and other allowances, and a projection of this experience into the future. In addition, we maintain allowances for doubtful accounts, which are also accounted for as a reduction in revenue, for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable, historical collection patterns, customer concentrations, customer creditworthiness, current economic trends, changes in customer payment terms and practices, and customer communication when evaluating the adequacy of the allowance for doubtful accounts. If actual sales returns, sales programs, and other allowances exceed our estimate, or if the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and charges may be required.

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

      Stock-Based Compensation. The Company accounts for its stock option plans and its Employee Stock Purchase Plan in accordance with the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued To Employees,” (APB 25), whereby the difference between the exercise price and the fair market value on the date of grant is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense is recognized in the Company’s Consolidated Statements of Operations when the exercise price of the Company’s employee stock option grants equals the market price of the underlying common stock on the date of grant, and the measurement date of the option grant is certain. The measurement date is certain when the date of grant is fixed and determinable. When the measurement date is not certain, then the Company records stock compensation expense using variable accounting under APB 25. When variable accounting is applied to stock option grants, the Company remeasures the intrinsic value of the options at the end of each reporting period or until the options are exercised, cancelled or expire unexercised. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated under an accelerated vesting method in accordance with FASB Interpretation 28. As a result, changes in stock prices will change the intrinsic value of the options and compensation expense or benefit recognized in any given period.

      Warranty reserves. We provide warranties on our products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience, current trends and our expectations regarding future experience. If actual warranty costs exceed our estimate, additional charges may be required.

      Inventory and purchase commitment reserves. We write down inventory and record purchase commitment reserves for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon forecast of future product demand, product transition cycles, and market conditions. Although we strive to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments, and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs, purchase commitment reserves, and charges against earnings might be required.

      Restructuring charges and lease loss reserves. We monitor and regularly evaluate our organizational structure and associated operating expenses. Depending on events and circumstances, we may decide to take additional actions to reduce future operating costs as our business requirements evolve. In determining restructuring charges, we analyze our future operating requirements, including the required headcount by business functions and facility space requirements. Our restructuring costs, and any resulting accruals, involve significant estimates made by management using the best information available at the time the estimates are made, some of which maybe provided by third parties. In recording severance reserves, we accrue liability when all of the following conditions have been met: employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; the obligation relates to rights that vest or accumulate; payment of the compensation is probable; and the amount can be reasonably estimated. In recording facilities lease loss reserves, we make various assumptions, including the time period over which the facilities are expected to be vacant, expected sublease terms, expected sublease rates, anticipated future operating expenses, and expected future use of the facilities. Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements with terms as favorable as those assumed when arriving at our estimates. We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring and lease loss accruals including the various assumptions noted above. If actual results differ significantly from our estimates, we may be required to adjust our restructuring and lease loss accruals in the future.

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

      Accounting for income taxes. The determination of our tax provision is subject to judgments and estimates due to operations in multiple tax jurisdictions outside the United States. Sales to our international customers are principally taxed at rates that are lower than the United States statutory rates. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the United States and in the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving and expect to receive from international sales. In addition, an increase in the percentage of our total revenue from international customers or in the mix of international revenue among particular tax jurisdictions could change our overall effective tax rate. Also, our current effective tax rate assumes that United States income taxes are not provided for undistributed earnings of certain non-United States subsidiaries. These earnings could become subject to United States federal and state income taxes and foreign withholding taxes, as applicable, should they be either deemed or actually remitted from our international subsidiaries to the United States.

      The carrying value of our net deferred tax assets is subject to a full valuation allowance. At some point in the future, the Company may have sufficient United States taxable income to release the valuation allowance and accrue United States tax. We evaluate the expected realization of our deferred tax assets and assess the need for valuation allowances quarterly.

Recent Accounting Pronouncements

      In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective for annual financial statements for fiscal years ending after December 15, 2003. The adoption of the disclosure provision of EITF Issue No. 03-1 did not have any material effect on our financial position, results of operations, or cash flows. We will evaluate the additional effect, if any, of the remainder of EITF Issue No. 03-1 when final guidance is released.

      In June 2004, the FASB issued EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for the reporting period beginning after September 15, 2004. We are in the process of determining the effect, if any, of the adoption of EITF Issue No. 02-14 will have on our financial position, results of operations, or cash flows.

      In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R is effective for interim reporting period that begins after June 15, 2005. We are in the process of determining the effect of the adoption of SFAS 123R will have on our financial position, results of operations, or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risk related to changes in interest rates and equity security prices.

Interest Rate Risk

      Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at five major financial institutions in the United States. As of October 30, 2004, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.

      The following table presents the hypothetical changes in fair values of our investments in debt securities issued by United States government agencies as of October 30, 2004 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities				Valuation of Securities
	Given an Interest Rate			Fair Value	Given an Interest Rate
	Decrease of X Basis Points			as of	Increase of X Basis Points
				October 30,
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2004	50 BPS	100 BPS	150 BPS

U.S. government agencies and municipal obligations	$506,834	$504,870	$502,926	$501,013	$499,102	$497,220	$495,358
Corporate bonds and notes	$123,731	$122,921	$122,119	121,318	$120,542	$119,764	$118,993

Total	$630,565	$627,791	$625,045	$622,331	$619,644	$616,984	$614,351

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

      The following table (in thousands) presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates at October 30, 2004. Carrying value approximates fair value.

		Average
	Amount	Interest Rate

Cash and cash equivalents	$114,577	1.5%
Short-term investments	371,731	3.8%
Long-term investments	250,600	2.5%

Total	$736,908	3.0%

      Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. Therefore, we are not exposed to changes in interest rates related to our long-term debt instruments. The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On October 29, 2004, the average bid and ask price on the Portal Market of our convertible subordinated notes due 2007 was 94.5, resulting in an aggregate fair value of approximately $332.9 million. Our common stock is quoted on the Nasdaq National Market under the symbol “BRCD.” On October 29, 2004, the last reported sale price of our common stock on the Nasdaq National Market was $6.79 per share.

Equity Security Price Risk

      Our exposure to market risk due to equity security price fluctuations primarily relates to investments in marketable equity securities. These investments are principally in companies in the volatile high-technology sector. We do not attempt to reduce or eliminate the market exposure on these securities. Adverse changes in equity prices of 25 percent, 50 percent, and 75 percent would result in decreases of approximately $0.2 million, $0.4 million, and $0.6 million in the fair value of marketable equity securities at October 30, 2004, respectively. At October 30, 2004, our equity securities balance of $0.9 million was included in other current assets on the accompanying Consolidated Balance Sheets.

Item 8.	Financial Statements and Supplementary Data

BROCADE COMMUNICATIONS SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Brocade Communications Systems, Inc.:

      We have audited the accompanying consolidated balance sheets of Brocade Communications Systems, Inc. and subsidiaries (the Company) as of October 30, 2004 and October 25, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended October 30, 2004. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule listed in Item 15(2). These consolidated financial statements and related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brocade Communications Systems, Inc. and subsidiaries as of October 30, 2004 and October 25, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended October 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 3 to the accompanying consolidated financial statements, the consolidated balance sheet of Brocade Communications Systems, Inc. and subsidiaries as of October 25, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended October 25, 2003 have been restated.

/s/     KPMG LLP

Mountain View, California

January 27, 2005

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	October 30,	October 25,	October 26,
	2004	2003	2002

		Restated(1)	Restated(1)

	(In thousands, except per share amounts)
Net revenues	$596,265	$525,277	$562,369
Cost of revenues	261,099	241,154	219,641

Gross margin	335,166	284,123	342,728

Operating expenses:
Research and development	149,490	145,705	113,160
Sales and marketing	101,311	115,103	107,881
General and administrative	24,431	21,300	7,434
Settlement of an acquisition-related claim	6,943	—	—
Amortization of deferred stock compensation	537	649	969
Restructuring costs	8,966	20,828	—
In-process research and development	—	134,898	—
Lease termination charge and other, net	75,591	—	—

Total operating expenses	367,269	438,483	229,444

Income (loss) from operations	(32,103)	(154,360)	113,284
Interest and other income, net	18,786	18,424	22,668
Interest expense	(10,677)	(13,339)	(11,427)
Gain on repurchases of convertible subordinated debt	5,613	11,118	—
Gain on investments, net	436	3,638	7,095

Income (loss) before provision for income taxes	(17,945)	(134,519)	131,620
Income tax provision	14,070	11,852	5,343

Net income (loss)	$(32,015)	$(146,371)	$126,277

Net income (loss) per share — basic	$(0.12)	$(0.58)	$0.55

Net income (loss) per share — diluted	$(0.12)	$(0.58)	$0.52

Shares used in per share calculation — basic	260,446	250,610	231,591

Shares used in per share calculation — diluted	260,446	250,610	242,962

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	October 30,	October 25,
	2004	2003

		Restated(1)

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$114,577	$360,012
Short-term investments	371,731	57,971

Total cash, cash equivalents and short-term investments	486,308	417,983
Accounts receivable, net of allowances of $3,861 and $4,180 in 2004 and 2003, respectively	95,778	74,935
Inventories, net	5,597	3,961
Prepaid expenses and other current assets	19,131	14,593

Total current assets	606,814	511,472
Long-term investments	250,600	417,582
Property and equipment, net	124,701	124,274
Convertible subordinated debt issuance costs	3,389	6,288
Other assets	1,878	3,558

Total assets	$987,382	$1,063,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,791	$33,913
Accrual of unsettled debt repurchase	—	9,029
Accrued employee compensation	33,330	30,546
Deferred revenue	34,886	19,892
Current liabilities associated with lease losses	5,677	7,759
Other accrued liabilities	59,968	54,689

Total current liabilities	172,652	155,828
Non-current liabilities associated with lease losses	16,799	16,518
Convertible subordinated debt	352,279	442,950
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 264,242 and 257,641 shares at October 30, 2004 and October 25, 2003, respectively	264	258
Additional paid-in capital	757,077	723,135
Deferred stock compensation	(1,937)	(2,715)
Accumulated other comprehensive income	860	5,797
Accumulated deficit	(310,612)	(278,597)

Total stockholders’ equity	445,652	447,878

Total liabilities and stockholders’ equity	$987,382	$1,063,174

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

					Accumulated
	Common Stock		Additional	Deferred	Other		Total	Comprehensive
			Paid-In	Stock	Comprehensive	Accumulated	Stockholders’	Income
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity	(Loss)

	(In thousands)
Balances at October 27, 2001 — As Reported	229,762	$230	$493,738	$(1,038)	$522	$44,434	$537,886	$—
Adjustments to opening stockholders’ equity	—	—	245,195	(169,579)	—	(302,937)	(227,321)	—

Balances at October 27, 2001 — Restated(1)	229,762	230	738,933	(170,617)	522	(258,503)	310,565	—
Issuance of common stock	4,965	5	50,497	—	—	—	50,502	—
Change in deferred stock compensation	—	—	(210,768)	210,768	—	—	—	—
Amortization of deferred stock compensation	—	—	—	(46,499)	—	—	(46,499)	—
Repurchase of common stock	(75)	—	(57)	—	—	—	(57)	—
Change in unrealized gain (loss) on marketable equity securities and investments, net of tax	—	—	—	—	5,873	—	5,873	5,873
Change in cumulative translation adjustments	—	—	—	—	(317)	—	(317)	(317)
Net income	—	—	—	—	—	126,277	126,277	126,277

Balances at October 26, 2002 — Restated(1)	234,652	235	578,605	(6,348)	6,078	(132,226)	446,344	131,833

Issuance of common stock	3,511	3	11,641	—	—	—	11,644	—
Issuance of common stock related to the Rhapsody acquisition	19,735	20	134,853	—	—	—	134,873	—
Warrants issued related to the Rhapsody acquisition	—	—	1,939	—	—	—	1,939	—
Change in deferred stock compensation	—	—	(3,777)	3,777	—	—	—	—
Deferred stock compensation related to the acquisition of Rhapsody	—	—	—	(1,677)	—	—	(1,677)	—
Amortization of deferred stock compensation	—	—	—	1,533	—	—	1,533	—
Repurchase of common stock	(257)	—	(126)	—	—	—	(126)	—
Change in unrealized gain (loss) on marketable equity securities and investments, net of tax	—	—	—	—	(1,094)	—	(1,094)	(1,094)
Change in cumulative translation adjustments	—	—	—	—	813	—	813	813
Net loss	—	—	—	—	—	(146,371)	(146,371)	(146,371)

Balances at October 25, 2003 — Restated(1)	257,641	258	723,135	(2,715)	5,797	(278,597)	447,878	(146,652)

Issuance of common stock	5,461	5	24,747	—	—	—	24,752	—
Issuance of common stock related to the Rhapsody acquisition	1,346	1	6,942	—	—	—	6,943	—
Repurchase and retirement of common stock	(206)	—	(288)	—	—	—	(288)	—
Change in deferred stock compensation	—	—	836	(836)	—	—	—	—
Deferred stock compensation related restricted stock grants	—	—	1,705	(1,705)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	3,319	—	—	3,319	—
Change in unrealized gain (loss) on marketable equity securities and investments, net of tax	—	—	—	—	(5,219)	—	(5,219)	(5,219)
Change in cumulative translation adjustments	—	—	—	—	282	—	282	282
Net loss	—	—	—	—	—	(32,015)	(32,015)	(32,015)

Balances at October 30, 2004	264,242	$264	$757,077	$(1,937)	$860	$(310,612)	$445,652	$(36,952)

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	October 30,	October 25,	October 26,
	2004	2003	2002

		Restated(1)	Restated(1)

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(32,015)	$(146,371)	$126,277
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52,162	46,941	32,843
Loss on disposal of property and equipment	8,510	4,568	—
Amortization of debt issuance costs	1,929	2,440	2,101
Gain on investments and marketable equity securities, net	(202)	(3,640)	(7,095)
Gain on repurchases of convertible subordinated debt	(5,613)	(11,118)	—
Provision for doubtful accounts receivable and sales returns	3,406	3,137	2,008
Amortization of deferred stock compensation	3,319	1,533	(46,499)
Settlement of an acquisition-related claim	6,943	—	—
Non-cash restructuring charges	4,995	8,088	—
In-process research and development	—	134,898	—
Changes in assets and liabilities:
Accounts receivable	(24,249)	19,635	(30,815)
Inventories	(1,636)	1,441	4,905
Prepaid expenses and other assets	1,089	4,739	(9,401)
Accounts payable	4,874	(24,394)	32,456
Accrued employee compensation	2,784	5,712	1,936
Deferred revenue	14,994	(2,726)	9,800
Other accrued liabilities	6,605	7,285	74
Liabilities associated with lease losses	(5,910)	(8,660)	(8,028)

Net cash provided by operating activities	41,985	43,508	110,562

Cash flows from investing activities:
Purchases of short-term investments	(62,924)	(53,954)	(45,880)
Purchases of long-term investments	(288,436)	(130,468)	(640,777)
Proceeds from maturities of short-term investments	72,025	62,543	99,692
Proceeds from sales and maturities of long-term investments	118,078	30,859	335,339
Proceeds from sales of marketable equity securities	—	5,454	—
Purchases of property and equipment	(53,758)	(31,306)	(80,272)
Purchases of non-marketable minority equity investments	(500)	—	—
Acquired cash and cash equivalents from acquisition of Rhapsody	—	2,453	—

Net cash used in investing activities	(215,515)	(114,419)	(331,898)

Cash flows from financing activities:
Proceeds from issuance of convertible subordinated debt	—	—	537,625
Repurchases of convertible subordinated debt	(84,366)	(94,386)	—

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Fiscal Year Ended

	October 30,	October 25,	October 26,
	2004	2003	2002

		Restated(1)	Restated(1)

	(In thousands)
Accrual (settlement) of repurchase obligation	(9,029)	9,029	—
Proceeds from issuance of common stock, net	21,207	11,515	50,445
Payments on assumed capital lease and debt obligations for Rhapsody acquisition	—	(12,583)	—

Net cash provided by (used in) financing activities	(72,188)	(86,425)	588,070

Effect of exchange rate fluctuations on cash and cash equivalents	283	813	(317)

Net increase (decrease) in cash and cash equivalents	(245,435)	(156,523)	366,417
Cash and cash equivalents, beginning of year	360,012	516,535	150,118

Cash and cash equivalents, end of year	$114,577	$360,012	$516,535

Supplemental disclosure of cash flow information:
Common stock issued for acquisition of Rhapsody, net of acquisition costs	$—	$137,134	$—

Net assets acquired from acquisition of Rhapsody	$—	$3,556	$—

Cash paid for interest	$11,165	$14,056	$5,770

Cash paid for income taxes	$4,047	$4,831	$3,181

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations of Brocade

      Brocade Communications Systems, Inc. (Brocade or the Company) designs, develops, markets, sells, and supports data storage networking products and services, offering a line of storage networking products that enables companies to implement highly available, scalable, manageable, and secure environments for data storage applications. The Brocade SilkWorm® family of storage area networking switches is designed to help companies reduce the cost and complexity of managing business information within a data storage environment. Brocade products and services are marketed, sold, and supported worldwide to end-user customers through distribution partners, including original equipment manufacturers (OEMs), value-added distributors, systems integrators, and value-added resellers.

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

2.	Summary of Significant Accounting Policies

Fiscal Year

      The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Fiscal year 2004 was a 53-week fiscal year. The second quarter of fiscal year 2004 consisted of 14 weeks, which is one week more than a typical quarter. Fiscal years 2003 and 2002 were both 52-week fiscal years.

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

      The Company recognizes an impairment charge when the declines in the fair values of its investments below the cost basis are judged to be other-than-temporary. The Company considers various factors in

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

      Equity securities consist of equity holdings in public companies and are classified as available-for-sale when there are no restrictions on the Company’s ability to immediately liquidate such securities. Marketable equity securities are recorded on the accompanying Consolidated Balance Sheets at fair value. Fair value is determined using quoted market prices for those securities. Unrealized holding gains and losses are included as a separate component of accumulated other comprehensive income on the accompanying Consolidated Balance Sheets, net of any related tax effect. Realized gains and losses are calculated based on the specific identification method and are included in interest and other income, net on the Consolidated Statements of Operations.

      From time to time the Company makes equity investments in non-publicly traded companies. These investments are included in other assets on the accompanying Consolidated Balance Sheets, and are generally accounted for under the cost method as the Company does not have the ability to exercise significant influence over the respective company’s operating and financial policies. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income, net on the Consolidated Statements of Operations. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary (see Note 15). As of October 30, 2004 and October 25, 2003, the carrying values of the Company’s equity investments in non-publicly traded companies were $0.5 million and zero, respectively.

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

Inventories

      Inventories are stated at the lower of cost or market, using the first-in, first-out method. Inventory costs include material, labor, and overhead. The Company provides inventory allowances based on excess and obsolete inventories determined primarily by future demand forecasts. All of our inventory is located offsite.

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of four years are used for computer equipment, software, furniture and fixtures, except for the Company’s enterprise-wide, integrated business information system, which is being depreciated over five to seven years. Estimated useful lives of up to four years are used for engineering and other equipment. Estimated useful life

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 30 years is used for building. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life of the asset or the remaining term of the lease.

Notes Receivable from Non-Executive Employees

      Prior to fiscal year 2003, the Company historically provided loans to various non-executive employees principally related to the respective employees’ relocation to the San Francisco Bay area. The loans are generally evidenced by secured promissory notes to the Company and bear interest at prevailing rates. Notes receivable from employees are included in prepaid expenses and other current assets, and other assets in the accompanying Consolidated Balance Sheets depending upon their remaining term. As of October 30, 2004 and October 25, 2003, the Company had outstanding loans to various employees totaling $1.6 million and $3.0 million, respectively.

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

      A majority of the Company’s trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of October 30, 2004 and October 25, 2003, 85 percent and 77 percent of accounts receivable were concentrated with five customers, respectively. The Company performs ongoing credit evaluations of its customers and does not require collateral on accounts receivable balances. The Company has established reserves for credit losses and sales returns, and other allowances. The Company has not experienced material credit losses in any of the periods presented.

      For the fiscal years ended October 30, 2004, October 25, 2003, and October  26, 2002, three customers each represented greater than ten percent of the Company’s total revenues for combined totals of 70 percent, 67 percent, and 62 percent of total revenues, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could seriously harm the Company’s financial condition and results of operations.

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

      The Company’s business is concentrated in the storage area networking industry, which has been impacted by unfavorable economic conditions and reduced global IT spending rates. Accordingly, the Company’s future success depends upon the buying patterns of customers in the storage area networking industry, their response to current and future IT investment trends, and the continued demand by such customers for the Company’s products. The Company’s continued success will depend upon its ability to

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

enhance its existing products and to develop and introduce, on a timely basis, new cost-effective products and features that keep pace with technological developments and emerging industry standards.

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

      The Company reduces revenue for estimated sales returns, sales programs, and other allowances at the time of shipment. Sales returns, sales programs, and other allowances are estimated based upon historical experience, current trends, and the Company’s expectations regarding future experience. In addition, the Company maintains allowances for doubtful accounts, which are also accounted for as a reduction in revenue. The allowance for doubtful accounts is estimated based upon analysis of accounts receivable, historical collection patterns, customer concentrations, customer creditworthiness, current economic trends, and changes in customer payment terms and practices.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Costs related to internally developed software and software purchased for internal use are capitalized in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” During the year ended October 28, 2000, the Company purchased an enterprise-wide, integrated business information system. As of October 30, 2004, a net book value of $5.2 million, related to the purchase and subsequent implementation and upgrade of this system was included in property and equipment. These costs are being depreciated over the initial estimated useful life of seven years.

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

Stock-Based Compensation

      The Company accounts for its stock option plans and its Employee Stock Purchase Plan in accordance with the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued To Employees,”

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(APB 25), whereby the difference between the exercise price and the fair market value on the date of grant is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense is recognized in the Company’s Consolidated Statements of Operations when the exercise price of the Company’s employee stock option grants equals the market price of the underlying common stock on the date of grant, and the measurement date of the option grant is certain. The measurement date is certain when the date of grant is fixed and determinable. When the measurement date is not certain, then the Company records stock compensation expense using variable accounting under APB 25. When variable accounting is applied to stock option grants, the Company remeasures the intrinsic value of the options at the end of each reporting period or until the options are exercised, cancelled or expire unexercised. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated under an accelerated vesting method in accordance with FASB Interpretation 28.

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

	Fiscal Year Ended

	October 30,	October 25,	October 26,
	2004	2003	2002

		(Restated)	(Restated)
Net income (loss)	$(32,015)	$(146,371)	$126,277
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	3,319	1,533	(46,499)
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	(36,044)	(35,847)	38,762

Pro forma net loss	$(64,740)	$(180,685)	$118,540

Basic earnings (loss) per share:
As reported	$(0.12)	$(0.58)	$0.55
Pro Forma	$(0.25)	$(0.72)	$0.51
Diluted earnings (loss) per share:
As reported	$(0.12)	$(0.58)	$0.52
Pro Forma	$(0.25)	$(0.72)	$0.49

      The fair value of stock options granted under the Plans during fiscal year 2004, and the fair value of common stock issued under the Purchase Plan during fiscal year 2004, was approximately $34.4 million. Pro forma compensation expense associated with stock options granted under the Plans during fiscal year 2004, and common stock issued under the Purchase Plan during fiscal year 2004, was approximately $10.7 million.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      When the measurement date is certain, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for each respective fiscal year ended:

	Employee Stock Option Plans			Employee Stock Purchase Plan

	October 30,	October 25,	October 26,	October 30,	October 25,	October 26,
	2004	2003	2002	2004	2003	2002

Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.8-3.5%	1.2-3.0%	1.5-3.2%	1.0-1.5%	0.9-1.0%	1.4%
Expected volatility	52.0%	70.5%	97.1%	43.6%	63.5%	93.7%
Expected life (in years)	2.7	1.9	3.8	0.5	0.5	0.5

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options. Under the Black-Scholes option-pricing model, the weighted-average fair value of employee stock options granted during the years ended October 30, 2004, October 25, 2003, and October 26, 2002, was $1.92 per share, $1.96 per share, and $13.70 per share, respectively. When the measurement date is not certain, compensation cost is estimated based on the intrinsic value of the award remeasured at the end of each reporting period.

Use of Estimates in Preparation of Consolidated Financial Statements

      The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, the useful lives of fixed assets, allowances for doubtful accounts and product returns, inventory and warranty reserves, facilities lease losses and other charges, fixed asset and investment impairment charges, accrued liabilities and other reserves, taxes, and contingencies. Actual results could differ materially from these estimates.

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

Recent Accounting Pronouncements

      In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective for annual financial statements for fiscal year ending after December 15, 2003. The Company’s adoption of the disclosure provision of EITF Issue No. 03-1 did not have any material effect on the Company’s

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial position, results of operations, or cash flows. The Company will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

      In June 2004, the FASB issued EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for the reporting period beginning after September 15, 2004. The Company is in the process of determining the effect, if any, of the adoption of EITF Issue No. 02-14 will have on the Company’s financial position, results of operations, or cash flows.

      In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R is effective for interim reporting period that begins after June 15, 2005. The Company is in the process of determining the effect of the adoption of SFAS 123R will have on its financial position, results of operations, or cash flows.

Reclassifications

      Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

3.	Restatement of Consolidated Financial Statements

      On January 24, 2005, the Company announced that its Audit Committee completed an internal review regarding the Company’s stock option granting process. As a result of certain findings of the review, the Company determined that certain of its historical financial statements required restatement.

      Specifically, the Company determined that the restatement was required because it incorrectly accounted for: (A) grants that were made to new hires on their offer acceptance date, rather than the date of their commencement of employment, during the period May 1999 to July 2000; (B) grants that were made to persons engaged on a part-time basis prior to their new hire full-time employment during the period August 2000 to October 2002; and (C) there was insufficient basis to rely on the Company’s process and related documentation to support recorded measurement dates used to account for certain stock options granted prior to August 2003. Therefore, the Company recorded additional stock-based compensation charges relating to many of its stock option grants made during the period 1999 through the third quarter of fiscal year 2003. In addition, the Company recorded a valuation allowance associated with deferred tax assets related to previously recorded stock option tax benefits.

      These charges affected the previously filed financial statements for fiscal years ended October 25, 2003, and October 26, 2002, including the corresponding interim periods for fiscal years 2003 and 2002, and the interim periods ended January 24, 2004, May 1, 2004 and July 31, 2004. The Company also recorded stock-based compensation and associated income tax adjustments to previously announced financial results for the fourth quarter and year ended October 30, 2004. These adjustments relate solely to matters pertaining to stock

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options granted prior to August 2003. These adjustments did not have any impact on previously reported cash flows from operating, investing, or financing activities for the three years ended October 30, 2004.

      As a result of the stock compensation adjustments, the Company’s deferred tax assets previously recognized have now been fully reserved. The Company expects to realize a tax benefit in future reporting periods when it is able to utilize net operating loss carryforwards to offset future income.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of the Financial Statement Adjustments on the Consolidated Statements of Operations

      The following table presents the impact of the financial statement adjustments on the Company’s previously announced consolidated statements of operations for the year ended October 30, 2004, and previously reported consolidated statements of operations for the years ended October 25, 2003, and October 26, 2002.

	Fiscal Year Ended October 30, 2004			Fiscal Year Ended October 25, 2003			Fiscal Year Ended October 26, 2002

	Previously	Adjustments		Previously	Adjustments		Previously	Adjustments	As
	Announced	(1)	As Revised	Reported	(1)	As Restated	Reported	(1)	Restated

Statement of Operations Data:
Net revenues	$596,265	$—	$596,265	$525,277	$—	$525,277	$562,369	$—	$562,369
Cost of revenues	260,736	363	261,099	241,105	49	241,154	226,414	(6,773)	219,641

Gross margin	335,529	(363)	335,166	284,172	(49)	284,123	335,955	6,773	342,728

Operating expenses:
Research and development	148,448	1,042	149,490	145,082	623	145,705	132,205	(19,045)	113,160
Sales and marketing	100,891	420	101,311	114,879	224	115,103	118,130	(10,249)	107,881
General and administrative	24,142	289	24,431	21,312	(12)	21,300	18,836	(11,402)	7,434
Settlement of an acquisition-related claim	6,943	—	6,943	—	—	—	—	—	—
Amortization of deferred stock compensation	537	—	537	649	—	649	969	—	969
Restructuring costs	8,966	—	8,966	20,828	—	20,828	—	—	—
In-process research and development	—	—	—	134,898	—	134,898	—	—	—
Lease termination charge, facilities lease losses and other, net	75,591	—	75,591	—	—	—	—	—	—

Total operating expenses	365,518	1,751	367,269	437,648	835	438,483	270,140	(40,696)	229,444

Income (loss) from operations	(29,989)	(2,114)	(32,103)	(153,476)	(884)	(154,360)	65,815	47,469	113,284
Interest and other income, net	18,786	—	18,786	18,424	—	18,424	22,668	—	22,668
Interest expense	(10,677)	—	(10,677)	(13,339)	—	(13,339)	(11,427)	—	(11,427)
Gain on repurchases of convertible subordinated debt	5,613	—	5,613	11,118	—	11,118	—	—	—
Gain (loss) on investments, net	436	—	436	3,638	—	3,638	7,095	—	7,095

Income (loss) before provision for income taxes	(15,831)	(2,114)	(17,945)	(133,635)	(884)	(134,519)	84,151	47,469	131,620
Income tax provision (benefit)	(14,482)	28,552	14,070	2,605	9,247	11,852	24,405	(19,062)	5,343

Net income (loss)	$(1,349)	$(30,666)	$(32,015)	$(136,240)	$(10,131)	$(146,371)	$59,746	$66,531	$126,277

Net income (loss) per share — basic	$(0.01)	$(0.12)	$(0.12)	$(0.54)	$(0.04)	$(0.58)	$0.26	$0.29	$0.55

Net income (loss) per share — diluted	$(0.01)	$(0.12)	$(0.12)	$(0.54)	$(0.04)	$(0.58)	$0.25	$0.27	$0.52

Shares used in per share calculation — basic	260,446	260,446	260,446	250,610	250,610	250,610	231,591	231,591	231,591

Shares used in per share calculation — diluted	260,446	260,446	260,446	250,610	250,610	250,610	242,962	242,962	242,962

(1)	Adjustments reflect stock-based compensation expense associated with stock options subject to variable accounting under APB 25 and changes in the Company’s tax provision as a result of a full valuation allowance applied against deferred tax assets related to stock option tax benefits.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the impact of the financial statement adjustments on the Company’s previously announced consolidated balance sheet for the year ended October 30, 2004, and previously reported consolidated balance sheet for the year ended October 25, 2003.

	October 30, 2004			October 25, 2003

	As Previously			As Previously
	Announced	Adjustments(1)	As Revised	Reported	Adjustments(1)	As Restated

ASSETS
Current assets:
	$114,577	$—	$114,577	$360,012	$—	$360,012
Short-term investments	371,731	—	371,731	57,971	—	57,971

Total cash, cash equivalents and short-term investments	486,308	—	486,308	417,983	—	417,983
Accounts receivable, net of allowances	95,778	—	95,778	74,935	—	74,935
Inventories, net	5,597	—	5,597	3,961	—	3,961
Deferred tax assets, net	30,596	(30,596)	—	29,569	(29,569)	—
Prepaid expenses and other current assets	19,131	—	19,131	14,593	—	14,593

Total current assets	637,410	(30,596)	606,814	541,041	(29,569)	511,472
Long-term investments	250,600	—	250,600	417,582	—	417,582
Property and equipment, net	124,701	—	124,701	124,274	—	124,274
Deferred tax assets, net	258,747	(258,747)	—	231,203	(231,203)	—
Convertible subordinated debt issuance costs	3,389	—	3,389	6,288	—	6,288
Other assets	1,878	—	1,878	3,558	—	3,558

Total assets	$1,276,725	$(289,343)	$987,382	$1,323,946	$(260,772)	$1,063,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,791	$—	$38,791	$33,913	$—	$33,913
Accrual of unsettled debt repurchase	—	—	—	9,029	—	9,029
Accrued employee compensation	33,330	—	33,330	30,546	—	30,546
Deferred revenue	34,886	—	34,886	19,892	—	19,892
Current liabilities associated with lease losses	5,677	—	5,677	7,759	—	7,759
Other accrued liabilities	70,135	(10,167)	59,968	64,963	(10,274)	54,689

Total current liabilities	182,819	(10,167)	172,652	166,102	(10,274)	155,828
Non-current liabilities associated with lease losses	16,799	—	16,799	16,518	—	16,518
Convertible subordinated debt	352,279	—	352,279	442,950	—	442,950
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock:	264	—	264	258	—	258
Additional paid-in capital	758,217	(1,140)	757,077	725,253	(2,118)	723,135
Deferred stock compensation	(1,104)	(833)	(1,937)	(872)	(1,843)	(2,715)
Accumulated other comprehensive income	860	—	860	5,797	—	5,797
Accumulated earnings (deficit)	(33,409)	(277,203)	(310,612)	(32,060)	(246,537)	(278,597)

Total stockholders’ equity	724,828	(279,176)	445,652	698,376	(250,498)	447,878

Total liabilities and stockholders’ equity	$1,276,725	$(289,343)	$987,382	$1,323,946	$(260,772)	$1,063,174

(1)	Adjustments reflect stock-based compensation expense associated with stock options subject to variable accounting under APB 25 and changes in the Company’s tax provision as a result of a full valuation allowance applied against deferred tax assets related to stock option tax benefits.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Acquisition of Rhapsody Networks, Inc.

      On January 27, 2003, the Company completed its acquisition of Rhapsody Networks, Inc. (Rhapsody), a provider of next-generation intelligent switching platforms. In exchange for all of the outstanding securities of Rhapsody, the Company issued 19.8 million shares of its common stock and assumed warrants to purchase 0.4 million shares of Brocade common stock and options to purchase 0.3 million shares of Brocade common stock. In addition, in the second quarter of fiscal year 2004, the Company recorded a $6.9 million charge in settlement of a claim relating to its acquisition of Rhapsody. Under the terms of the settlement, in the third quarter of fiscal year 2004 the Company issued 1.3 million shares of its common stock to the former Rhapsody shareholders in exchange for a release of claims.

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

      As of the acquisition date, Rhapsody was a development stage company with no recognized revenue and a core technology that had not yet reached technological feasibility. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities necessary to establish that the technology can be utilized to meet design specifications, including functions, features, and technical performance requirements. The Company incurred $17.2 million in expenses related to bringing the Rhapsody core technology to technological feasibility. The Company completed the development of this technology in fiscal year 2004 and is beginning to generate revenues related to this technology. Based upon the factors noted above, the Company concluded that for accounting purposes it was not purchasing a business with an existing revenue stream, but rather a group of assets centered on a core technology that the Company believes will ultimately be developed into a saleable product. As a result, the acquisition of Rhapsody was accounted for as an asset purchase.

      The purchase price was allocated to the assets acquired, liabilities assumed, and acquired in-process research and development (in-process R&D) based on their respective fair values. The excess of purchase price over the fair value of net assets received was allocated to acquired in-process R&D and acquired non-monetary assets on a pro-rata basis.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the allocation of purchase price for the acquisition of Rhapsody (in thousands):

			Allocated
	Fair Value of	Allocation of	Fair Value of
	Assets and	Excess	Assets and
	Liabilities	Purchase Price	Liabilities

Current assets	$20,766	$—	$20,766
Property and equipment	1,764	822	2,586
Other assets	240	—	240

Total assets acquired	22,770	822	23,592
Current liabilities	(4,613)	—	(4,613)
Capital lease and debt obligations	(12,583)	—	(12,583)
Liabilities associated with facility lease loss	(2,840)	—	(2,840)

Total liabilities assumed	(20,036)	—	(20,036)
Acquired in-process R&D	92,015	42,883	134,898
Excess purchase price	43,705	(43,705)	—

Total purchase price	$138,454	$—	$138,454

      The value assigned to acquired in-process R&D was estimated based on the income approach using discount rates ranging from 35 percent to 45 percent. The income approach estimates the present value of the anticipated cash flows attributable to the respective assets under development once they have reached technological feasibility. The anticipated cash flows were based upon estimated prospective financial information, which was determined to be reasonable and appropriate for use in reaching the value assigned to acquired in-process R&D. No intangible assets were identified. The amount allocated to in-process R&D was expensed in the period of acquisition since the in-process R&D had not yet reached technological feasibility and had no alternative future use.

5.	Restructuring Costs

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

      Remaining accrued liabilities related to the Company’s fiscal 2004 second quarter restructuring program are included in other accrued liabilities on the accompanying Consolidated Balance Sheets. During the quarter ended October 30, 2004, the Company recorded a reduction of $1.0 million to restructuring costs, primarily because actual payments were lower than the estimated amount. No other material changes in estimates were made to the fiscal 2004 second quarter restructuring accrual. The Company expects to pay or otherwise substantially settle the remaining accrued liabilities during the next fiscal year.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Remaining accrued liabilities related to the Company’s fiscal 2003 second quarter restructuring program are included in other accrued liabilities on the accompanying Consolidated Balance Sheets. During the year ended October 30, 2004, the Company recorded a reduction of $0.5 million to restructuring costs, primarily due to lower than expected outplacement and contract termination costs. No other material changes in estimates were made to the fiscal 2003 second quarter restructuring accrual. The Company expects to pay or otherwise substantially settle the remaining accrued liabilities during the next fiscal year.

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

      Total restructuring costs incurred of $10.1 million consisted of severance and benefit charges, equipment impairment charges, and contract termination and other charges. Severance and benefits charges of $8.5 million consisted of severance and related employee termination costs related to the reduction of the Company’s workforce, including outplacement services and the write-off of unrecoverable employee loans of certain terminated employees. Contract termination charges of $0.9 million were primarily related to the cancellation of certain contracts in connection with the restructuring of certain business functions and the consolidation of excess facilities. Equipment impairment charges of $0.6 million were related to excess computer equipment resulting from the workforce reduction, consolidation of excess facilities, and the restructuring of certain business functions.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the total restructuring costs incurred and charged to restructuring expense during the second quarter of fiscal year 2004 and the first and second quarters of fiscal year 2003, costs paid or otherwise settled, and the remaining unpaid or otherwise unsettled accrued liabilities (in thousands) as of October 30, 2004:

		Contract
	Severance	Terminations	Equipment
	and Benefits	and Other	Impairment	Total

Fiscal 2003 restructuring costs	$12,714	$2,425	$5,867	$21,006
Cash payments	(10,019)	(1,938)	—	(11,957)
Non-cash charges	(2,221)	—	(5,867)	(8,088)
Adjustments	(178)	—	—	(178)

Remaining accrued liabilities at October 25, 2003	296	487	—	783
Cash payments for 2003 restructuring	(43)	(255)	—	(298)
Adjustments for 2003 restructuring	(225)	(232)	—	(457)

Remaining accrued liabilities for 2003 restructuring	28	—	—	28

Fiscal 2004 second quarter restructuring costs	7,480	1,740	1,241	10,461
Cash payments for 2004 restructuring	(5,661)	(1,692)	—	(7,353)
Non-cash charges	—	—	(1,241)	(1,241)
Adjustments	(981)	(48)	—	(1,029)

Remaining accrued liabilities for 2004 restructuring	838	—	—	838

Total restructuring accrued liabilities at October 30, 2004	$866	$—	$—	$866

6.	Liabilities Associated with Facilities Lease Losses and Asset Impairment Charges

Lease Termination Charge and Other, Net

      On November 18, 2003, the Company purchased a building located at its San Jose headquarters. This 194,000 square foot facility was previously leased, and certain unused portions of the facility were previously reserved and included in the facilities lease loss liability noted below. The total consideration for the building purchase was $106.8 million, consisting of the purchase of land and building valued at $30.0 million and a lease termination fee of $76.8 million. The value of the land and building as of the purchase date was determined based on the estimated fair market value of the land and building. As a result of the building purchase, during the quarter ended January 24, 2004, the Company recorded adjustments of $23.7 million to the previously recorded facilities lease loss reserve, deferred rent, and leasehold improvement impairments related to the purchased facility.

      During the quarter ended January 24, 2004, the Company consolidated the engineering organization and development, test and interoperability laboratories into the purchased facilities and vacated other existing leased facilities. As a result, the Company recorded a charge of $20.9 million related to estimated facilities lease losses, net of expected sublease income, on the vacated facilities. These charges represented the fair value of the lease liability based on assumptions regarding the vacancy period, sublease terms, and the probability of subleasing this space. The assumptions that the Company used were based on market data, including the then current vacancy rates and lease activities for similar facilities within the area. Should there be changes in real estate market conditions or should it take longer than expected to find a suitable tenant to

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sublease the remaining vacant facilities, adjustments to the facilities lease losses reserve may be necessary in future periods based upon then current actual events and circumstances.

      The following table summarizes the activity related to the lease termination charge and other, net incurred in the year ended October 30, 2004 (in thousands):

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

Facilities Lease Losses and Related Asset Impairment Charges

      During the quarter ended October 27, 2001, the Company recorded a charge of $39.8 million related to estimated facilities lease losses, net of expected sublease income, and a charge of $5.7 million in connection with the estimated impairment of certain related leasehold improvements. These charges represented the low-end of an estimated range of $39.8 million to $63.0 million and may be adjusted upon the occurrence of future triggering events.

      During the three months ended July 27, 2002, the Company completed a transaction to sublease a portion of these vacant facilities. Accordingly, based on then current market data, the Company revised certain estimates and assumptions, including those related to estimated sublease rates, estimated time to sublease the facilities, expected future operating costs, and expected future use of the facilities. The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary. No material adjustments were made to the facilities lease losses reserve for the year ended October 30, 2004.

      In November 2003 the Company purchased a previously leased building. In addition, the Company consolidated the engineering organization and development, test and interoperability laboratories into the purchased facilities and vacated other existing leased facilities. As a result, the Company recorded adjustments to the facilities lease loss reserve recorded in fiscal year 2001 described above, and recorded additional reserves in connection with the facilities consolidation.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the activity related to the facilities lease loss reserve, net of expected sublease income (in thousands):

Lease Loss
Reserve

Reserve balances at October 26, 2002	$30,806
Cash payments on facilities leases	(8,660)
Non-cash charges	(709)
Lease loss liability assumed in connection with the acquisition of Rhapsody (see Note 4)	2,840

Reserve balances at October 25, 2003	$24,277
Reversal of previously recorded lease loss reserve associated with building purchase	(16,933)
Additional reserve booked as a result of November 2003 facilities leases	20,855
Cash payments on facilities leases	(5,910)
Non-cash charges and other adjustments, net	187

Reserve balances at October 30, 2004	$22,476

      Cash payments for facilities leases related to the above noted facilities lease loss reserve will be paid over the respective lease terms through fiscal year 2010.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Balance Sheet Details

      The following tables provide details of selected balance sheet items (in thousands):

	October 30,	October 25,
	2004	2003

		(Restated)
Inventories, net:
Raw materials	$1,950	$893
Finished goods	3,647	3,068

Total	$5,597	$3,961

Property and equipment, net:
Computer equipment and software	$63,524	$71,887
Engineering and other equipment	111,109	104,544
Furniture and fixtures	4,429	3,882
Land and building	30,000	—
Leasehold improvements	39,520	34,777

	248,582	215,090
Less: Accumulated depreciation and amortization	(123,881)	(90,816)

Total	$124,701	$124,274

Other accrued liabilities:
Income taxes payable	$27,769	$17,006
Accrued warranty	4,669	3,723
Inventory purchase commitments	4,326	4,305
Accrued sales programs	8,231	7,946
Accrued restructuring	866	783
Other	14,107	20,926

Total	$59,968	$54,689

      Leasehold improvements at October 30, 2004 and October 25, 2003 are shown net of estimated impairments related to facilities lease losses (see Note 6).

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Investments and Equity Securities

      The following tables summarize the Company’s investments and equity securities (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

October 30, 2004
U.S. government agencies and municipal obligations	$500,678	$1,307	$(972)	$501,013
Corporate bonds and notes	121,756	67	(505)	121,318
Equity securities	694	164	—	858

Total	$623,128	$1,538	$(1,477)	$623,189

Reported as:
Short-term investments				$371,731
Other current assets				858
Long-term investments				250,600

Total				$623,189

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

October 25, 2003
U.S. government agencies and municipal obligations	$409,045	$9,063	$(37)	$418,071
Corporate bonds and notes	57,649	27	(194)	57,482
Equity securities	694	—	(25)	669

Total	$467,388	$9,090	$(256)	$476,222

Reported as:
Short-term investments				$57,971
Other current assets				669
Long-term investments				417,582

Total				$476,222

      For the year ended October 30, 2004, gross realized gains on sales of marketable equity securities were $0.2 million. For the year ended October 25, 2003, gross realized gains on sales of marketable equity securities were $2.7 million. For the year ended October 26, 2002, gross gains of $7.1 million were realized on sales of investments in debt securities issued by United States government agencies. At October 30, 2004 and October 25, 2003, net unrealized holding gains of $0.1 million and $8.8 million, respectively, were included in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table provides the breakdown of the investments with unrealized losses at October 30, 2004 (in thousands):

	Less than 12 Months		12 Months or Longer		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

October 30, 2004
U.S. government agencies and municipal obligations	$175,667	$(972)	$—	$—	$175,667	$(972)
Corporate bonds and notes	95,256	(427)	5,321	(78)	100,577	(505)

Total	$270,923	$(1,399)	$5,321	$(78)	$276,244	$(1,477)

      The gross unrealized losses related to fixed income securities were due to changes in interest rates. The Company’s management has determined that the gross unrealized losses on its investment securities at October 30, 2004 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better.

      The following table summarizes the maturities of the Company’s investments in debt securities issued by United States government agencies, municipal government obligations, and corporate bonds and notes as of October 30, 2004 (in thousands):

	Amortized
	Cost	Fair Value

Less than one year	$370,557	$371,731
Due in 1 — 2 years	147,536	146,940
Due in 2 — 3 years	104,341	103,660

Total	$622,434	$622,331

9.	Convertible Subordinated Debt

      On December 21, 2001, and January 10, 2002, the Company sold, in private placements pursuant to Section 4(2) of the Securities Act of 1933, as amended, an aggregate of $550 million in principal amount, two percent convertible subordinated notes due January 2007 (the notes or convertible subordinated debt). The initial purchasers purchased the notes from the Company at a discount of 2.25 percent of the aggregate principal amount. Holders of the notes may, in whole or in part, convert the notes into shares of the Company’s common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (approximately 8.1 million shares may be issued upon conversion based on outstanding debt of $352.3 million as of October 30, 2004) at any time prior to maturity on January 1, 2007. At any time on or after January 5, 2005, the Company may redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price

Beginning on January 5, 2005 and ending on December 31, 2005	100.80%
Beginning on January 1, 2006 and ending on December 31, 2006	100.40%
On January 1, 2007	100.00%

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Debt issuance costs of $12.4 million are being amortized over the term of the notes. The amortization of debt issuance costs will accelerate upon early redemption or conversion of the notes. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures. As of October 30, 2004, the remaining balance of unamortized debt issuance costs was $3.4 million.

      During fiscal years 2004 and 2003, the Company repurchased on the open market $90.7 million and $107.1 million in face value of its convertible subordinated debt, respectively. For the year ended October 30, 2004, the Company paid an average of $0.93 for each dollar of face value for an aggregate purchase price of $84.4 million, which resulted in a pre-tax gain of $5.6 million. For the year ended October 25, 2003, the Company paid an average of $0.88 for each dollar of face value for an aggregate purchase price of $94.4 million, which resulted in a pre-tax gain of $11.1 million. As of October 25, 2004, the remaining balance outstanding of the convertible subordinated debt was $352.3 million.

      The notes are not listed on any securities exchange or included in any automated quotation system, however, the notes are eligible for trading on the PortalSM Market. On October 29, 2004, the average bid and ask price on the Portal Market of the notes was 94.5, resulting in an aggregate fair value of approximately $332.9 million.

10.	Commitments and Contingencies

Leases

      The Company leases its facilities under various operating lease agreements expiring through November 2013. In connection with these agreements the Company has signed unconditional, irrevocable letters of credit totaling $8.3 million as security for the leases. In addition to base rent, many of the operating lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses. Rent expense for the years ended October 30, 2004, October 25, 2003, and October 26, 2002 was $11.2 million, $22.7 million, and $20.0 million, respectively.

      Future minimum lease payments under all non-cancelable operating leases at October 30, 2004 were as follows (in thousands):

Operating
Fiscal Year Ended October,	Leases

2005	$17,794
2006	14,373
2007	13,260
2008	12,830
2009	13,215
Thereafter	11,300

Total minimum lease payments	$82,772

      At October 30, 2004, the Company had recorded $22.5 million in facilities lease loss reserve related to future lease commitments for unused space, net of expected sublease income (see Note 6).

Product Warranties

      The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience. The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities on the accompanying Consolidated Balance Sheets. The following table summarizes the activity

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the Company’s accrued liability for estimated future warranty costs during the year ended October 30, 2004 (in thousands):

Accrued
Warranty

Balance at October 25, 2003	$3,723
Liabilities accrued	2,890
Claims paid	(474)
Changes in liability for pre-existing warranties	(1,470)

Balance at October 30, 2004	$4,669

      In addition, the Company has standard indemnification clauses contained within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of October 30, 2004, there have been no known events or circumstances that have resulted in an indemnification related liability to the Company.

Manufacturing and Purchase Commitments

      The Company has manufacturing agreements with Solectron Corporation (Solectron) and Hon Hai Precision Industry Co. (Foxconn) under which the Company provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to the Company’s customers. The required lead-time for placing orders with both Solectron and Foxconn depends on the specific product. As of October 30, 2004, the Company’s aggregate commitment to Solectron and Foxconn for inventory components used in the manufacture of Brocade products was $56.3 million, net of purchase commitment reserves of $4.3 million, which the Company expects to utilize during future normal ongoing operations. The Company’s purchase orders placed with Solectron and Foxconn are cancelable, however if cancelled, the agreement with Solectron and Foxconn require the Company to purchase from Solectron and Foxconn all inventory components not returnable, usable by, or sold to, other customers of Solectron or Foxconn.

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

      On July 20, 2001, the first of a number of putative class actions for violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and certain of the underwriters for the Company’s initial public offering of securities. A consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation was filed on April 19, 2002. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering and seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against the Company is being coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases as In Re Initial Public Offering Securities Litigation, 21 MC 92(SAS). In October

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002, the individual defendants were dismissed without prejudice from the action, pursuant to a tolling agreement. On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against the Company. In July 2004, a stipulation of settlement for the claims against the issuer defendants, including the Company, was submitted to the Court for approval. The settlement is subject to a number of conditions, including approval by the Court.

11.	Stockholders’ Equity

Stock Option Exchange Program

      On December 9, 2002, the Company announced that its Board of Directors approved a voluntary stock option exchange program (the Exchange Program) for employees. Under the Exchange Program, employees were offered the opportunity to exchange an aggregate of approximately 67.3 million outstanding stock options with exercise prices equal to or greater than $12.00 per share for new stock options to be granted at an exchange ratio determined by the date the exchanged stock options were granted. Participating employees other than the then Chief Executive Officer (CEO) would receive new stock options in exchange for their eligible outstanding stock options at an exchange ratio of either 1 for 1, 1 for 2, or 1 for 3, depending on the grant date of the exchanged stock option. The then CEO would receive new stock options in exchange for eligible outstanding stock options at an exchange ratio of 1 for 10.

      In accordance with the Exchange Program, on January 9, 2003, the Company cancelled 58.7 million outstanding stock options and issued promises to grant new stock options to participating employees. On July 10, 2003, the first business day that was six months and one day after the cancellation of the exchanged options, the Company granted to participating employees 26.6 million new stock options at an exercise price of $6.54 per share. The exercise price per share of the new stock options was equal to the fair market value of the Company’s common stock at the close of regular trading on July 10, 2003. The 26.6 million new stock options represent approximately 10 percent of the Company’s total shares of common stock outstanding as of October 30, 2004, and could have a dilutive effect on the Company’s future earnings per share to the extent that the future market price of the Company’s common stock exceeds $6.54 per share. No financial or accounting effect to the Company’s financial position, results of operations, or cash flows for the years ended October 30, 2004 and October 25, 2003 was associated with this transaction.

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

Employee Stock Purchase Plan

      In March 1999, the Board of Directors approved the adoption of the Company’s 1999 Employee Stock Purchase Plan (the Purchase Plan), and the Company’s shareholders approved the Purchase Plan in April 1999. The Purchase Plan permits eligible employees to purchase shares of the Company’s common stock through payroll deductions at 85 percent of the fair market value at certain plan-defined dates. The maximum

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

number of shares of the Company’s common stock available for sale under the Purchase Plan is 1.6 million shares, plus an annual increase to be added on the first day of the Company’s fiscal year, equal to the lesser of 20.0 million shares, or 2.5 percent of the outstanding shares of common stock at such date. Accordingly, on October 31, 2004 and October 26, 2003, 6.6 million and 6.4 million additional shares, respectively, were made available for issuance under the Purchase Plan. During the years ended October 30, 2004, October 25, 2003, and October 26, 2002, the Company issued 2.3 million shares, 2.4 million shares, and 0.6 million shares, respectively, under the Purchase Plan. At October 30, 2004, 24.5 million shares were available for future issuance under the Purchase Plan.

Deferred Stock Compensation

      In the second quarter of fiscal 2003, the Company recorded $1.7 million of deferred stock compensation in connection with its acquisition of Rhapsody. The $1.7 million of deferred stock compensation represented the intrinsic value of unvested restricted common stock and assumed stock options, and is being amortized over the respective remaining service periods on a straight-line basis (see Note 4, “Acquisition of Rhapsody Networks, Inc.,” of the Notes to Consolidated Financial Statements). As of October 30, 2004, the remaining unamortized balance of the deferred stock compensation related to the Rhapsody acquisition was $0.2 million. In addition, in fiscal year 2004 the Company recorded $1.7 million of deferred stock compensation in connection with restricted stock award grants to certain employees. As of October 30, 2004, the remaining unamortized balance of this deferred stock compensation was $0.9 million. Deferred stock compensation is presented as a reduction of stockholders’ equity and amortized ratably over the vesting period of the applicable options. Accordingly, the Company recorded $0.5 million, $0.6 million, and $1.0 million, as amortization of deferred stock compensation during the years ended October 30, 2004, October 25, 2003, and October 26, 2002, respectively. Amortization of deferred stock compensation for the year ended October 30, 2004 does not include the compensation expense related to the restricted stock awards. Deferred stock compensation is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder’s services. At October 30, 2004, total unamortized deferred stock compensation was $1.1 million.

1999 Director Option Plan

      In March 1999, the Board of Directors approved the 1999 Director Option Plan (the Director Plan) and the Company’s shareholders approved the Director Plan in April 1999. The Director Plan provides for the grant of common stock to Directors of the Company. At October 30, 2004, the Company had reserved 1.5 million shares of authorized but unissued shares of common stock for future issuance under the Director Plan. Of this amount, 1.1 million shares were outstanding, and 0.4 million shares were available for future grants.

1999 Stock Plan

      In March 1999, the Board of Directors approved the Company’s 1999 Stock Plan (the 1999 Plan) and the Company’s shareholders approved the 1999 Plan in April 1999. The 1999 Plan provides for the grant of incentive stock options and/or nonstatutory stock options to employees. Per the terms of the 1999 Plan, the maximum number of shares of the Company’s common stock available for sale under the 1999 Plan is 118.8 million shares, plus an annual increase to be added on the first day of the Company’s fiscal year, equal to the lesser of 40.0 million shares, or 5.0 percent of the outstanding shares of common stock at such date. Accordingly, on October 31, 2004 and October 26, 2003, 13.2 million and 12.9 million additional shares, respectively, were made available for grant under the 1999 Plan. At October 30, 2004, the Company had reserved 62.7 million shares of authorized but unissued shares of common stock for future issuance under the 1999 Plan. Of this amount, 33.6 million shares were outstanding, and 29.1 million shares were available for future grants.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999 Nonstatutory Stock Option Plan

      In September 1999, the Board of Directors approved the Company’s 1999 Nonstatutory Stock Option Plan (the NSO Plan). The NSO Plan provides for the grant of nonstatutory stock options to employees and consultants. A total of 51.4 million shares of common stock have been reserved for issuance under the NSO Plan. At October 30, 2004, the Company had reserved approximately 46.0 million shares of authorized but unissued shares of common stock for future issuance under the NSO Plan. Of this amount, 14.7 million shares were outstanding, and 31.3 million shares were available for future grants. No stock options were granted under the NSO Plan during fiscal year 2004. During the year ended October 25, 2003, the Company granted 18.5 million shares under the NSO Plan.

Rhapsody Stock Option Plan

      In January 2003, in connection with the Rhapsody acquisition, the Company assumed the Rhapsody’s Stock Option Plan (the Rhapsody Plan). The Rhapsody Plan provides for the grant of incentive stock options and/or nonstatutory stock options to employees and consultants. At October 30, 2004, there were no shares outstanding or available for future grants under the Rhapsody Plan.

Stock Options

      The Company, under the various stock option plans (the Plans) discussed above, grants stock options for shares of common stock to employees and directors. In accordance with the Plans, the stated exercise price for non-qualified stock options shall not be less than 85 percent of the estimated fair market value of common stock on the date of grant. Incentive stock options may not be granted at less than 100 percent of the estimated fair market value of the common stock, and stock options granted to a person owning more than 10 percent of the combined voting power of all classes of stock of the Company must be issued at 110 percent of the fair market value of the stock on the date of grant. The Plans provide that the options shall be exercisable over a period not to exceed ten years. The majority of options granted under the Plans vest over a period of four years. Certain options granted under the Plans vest over shorter periods. At October 30, 2004, the Company had cumulatively reserved 110.2 million shares of authorized but unissued shares of common stock for future issuance under the Plans. Of this amount, 49.5 million shares were outstanding, and 60.8 million shares were available for future grants.

      The following table summarizes stock option plan activity under all of the Plans (in thousands except per share amounts):

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	October 30, 2004		October 25, 2003		October 26, 2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	46,591	$7.70	78,982	$34.71	80,721	$35.43
Granted	15,319	$5.52	42,272	$6.04	9,487	$16.81
Exercised	(2,705)	$4.83	(1,113)	$0.61	(4,406)	$9.03
Cancelled	(9,681)	$7.52	(73,550)	$35.82	(6,820)	$34.84

Outstanding at end of year	49,524	$7.14	46,591	$7.70	78,982	$34.71

Exercisable at end of year	24,654	$7.99	19,475	$8.33	27,770	$35.02

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding and exercisable at October 30, 2004 (in thousands except number of years and per share amounts):

Options Outstanding				Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Prices	Number	Years	Exercise Price	Number	Exercise Price

$ 0.04 – $ 5.84	24,213	6.64	$5.01	6,527	$4.24
$ 5.85 – $ 7.38	22,716	8.45	$6.51	16,173	$6.53
$12.27 – $ 25.34	1,749	6.21	$16.55	1,335	$15.84
$28.11 – $ 45.53	288	5.32	$35.16	180	$37.17
$62.00 – $104.94	558	5.91	$80.84	439	$81.59

$ 0.04 – $104.94	49,524	7.44	$7.14	24,654	$7.99

      At October 30, 2004, 0.3 million shares of common stock issued upon exercise of stock options with a weighted-average exercise price of $0.35 per share were subject to repurchase by the Company. There was no dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, for the years ended October 30, 2004 or October 25, 2003, as the Company had a net loss for each of those years. The dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, for the year ended October 26, 2002 were 9.9 million.

Equity Compensation Plan Information

      The following table summarizes information, as of October 30, 2004, with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans (in thousands except per share amounts):

	A	B	C

			Number of Securities
			Remaining Available
	Number of	Weighted	for Future Issuance
	Securities to Be	Average	Under Equity
	Issued upon	Exercise Price	Compensation Plans
	Exercise of	of Outstanding	(Excluding Securities
Plan Category	Outstanding Options	Options	Reflected in Column A)

Equity compensation plans approved by shareholders(1)	34,833 (3)	$6.43	29,574 (4)
Equity compensation plans not approved by shareholders(2)	14,691 (5)	$8.82	31,255

Total	49,524	$7.14	60,829

(1)	Consists of the Purchase Plan, the Director Plan, the 1999 Plan and the Rhapsody Plan.

(2)	Consists solely of the NSO Plan.

(3)	Excludes purchase rights accruing under the Purchase Plan. As of October 30, 2004, the Purchase Plan had a shareholder-approved reserve of 30.6 million shares, of which 24.5 million shares were available for future issuance.

(4)	Consists of shares available for future issuance under the Purchase Plan, the Director Plan, the 1999 Plan, and the Rhapsody Plan.

(5)	All shares were granted prior to fiscal year ended October 25, 2003. There were no shares granted under this plan during fiscal year ended October 30, 2004.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee 401(k) Plan

      The Company sponsors the Brocade Communications Systems, Inc. 401(k) Plan (the Plan), which qualifies under Section 401(k) of the Internal Revenue Code and is designed to provide retirement benefits for its eligible employees through tax deferred salary deductions.

      Through December 31, 2001, employees could contribute from 1 percent to 20 percent of their eligible compensation to the Plan. Effective January 1, 2002, the employee contribution limit was increased to 60 percent of eligible compensation. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of $1,500 per year per person. All matching contributions vest immediately. The Company’s matching contributions to the Plan totaled $1.5 million, $1.5 million, and $1.5 million for the years ended October 30, 2004, October 25, 2003, and October 26, 2002, respectively.

12.	Income Taxes

      Income (loss) before provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended

	October 30,	October 30,	October 25,	October 25,	October 26,	October 26,
	2004	2004	2003	2003	2002	2002

	Previously	As	Previously	As	Previously	As
	Announced	Revised	Reported	Restated	Reported	Restated

United States	$(42,891)	$(45,005)	$(136,231)	$(137,115)	$62,162	$109,631
International	27,060	27,060	2,596	2,596	21,989	21,989

Total	$(15,831)	$(17,945)	$(133,635)	$(134,519)	$84,151	$131,620

      The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended

	October 30,	October 25,	October 26,
	2004	2003	2002

		(As Restated)	(As Restated)
Federal:
Current	$—	$—	$—
Deferred	—	—	—

	—	—	—

State:
Current	428	431	413
Deferred	—	—	—

	428	431	413

Foreign:
Current	13,642	11,421	4,930
Deferred	—	—	—

	13,642	11,421	4,930

Total	$14,070	$11,852	$5,343

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The difference between the United States federal statutory rate and the Company’s income tax provision for financial statement purposes consisted of the following:

	Fiscal Year Ended

	October 30,	October 25,	October 26,
	2004	2003	2002

		(As Restated)	(As Restated)
Provision for (benefit from) income taxes at statutory rate	(35.0)%	(35.0)%	35.0%
State taxes, net of federal tax benefit	2.4	0.3	0.3
Foreign income taxed at other than U.S. rates	16.1	7.5	(3.2)
Change in valuation allowance	94.9	36.0	(28.0)

Provision for income taxes	78.4%	8.8%	4.1%

      United States income taxes were not provided for undistributed earnings of certain non-United States subsidiaries taxed at rates lower than United States rates. As of October 30, 2004, the Company had approximately $90.3 million of cumulative net undistributed earnings of foreign subsidiaries. The Company intends to utilize these earnings through expansion of its business operations outside the United States for an indefinite period of time. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company could be subject to additional U.S. income taxes, subject to an adjustment for foreign tax credits, and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

      On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in either the balance of fiscal year 2004 or in fiscal year 2005. The company has started an evaluation of the effects of the repatriation provision; however, the Company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $61 million.

      The components of net deferred tax assets are as follows (in thousands):

	October 30,	October 25,
	2004	2003

		(As Restated)
Net operating loss carryforwards	$140,175	$164,065
Variable stock option compensation charge	5,741	5,203
Tax credit carryforwards	59,509	50,395
Reserves and accruals	70,135	29,593
Capitalized research expenditures	27,526	26,968
Net unrealized losses on investments	3,569	4,366
Other	149	109

Total	306,804	280,699
Less: Valuation allowance	(306,804)	(280,699)

Net deferred tax assets	$—	$—

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the year ended October 30, 2004, the Company had a change in valuation allowance of $26.1 million. The cumulative valuation allowance has been placed against the gross deferred tax assets. The valuation allowance will be reduced in the period in which the Company is able to utilize the deferred tax assets on its tax return, resulting in a reduction in income tax payable. The tax benefit of these credits and loss carryforwards attributable to non variable stock options will be accounted for as a credit to shareholders’ equity rather than a reduction of income tax expense. Included in the valuation allowance is $161.3 million and $161.5 million as of October 30, 2004 and October 25, 2003, respectively, that would be credited to shareholders’ equity associated with stock options.

      As of October 30, 2004, the Company had federal net operating loss carryforwards of $381.2 million and state net operating loss carryforwards of $160.3 million. Additionally, the Company has $34.2 million of federal tax credits and $38.9 million of state tax credits. The federal net operating loss and other tax credit carryforwards expire on various dates between 2016 through 2024; the state net operating loss carryforwards expire on various dates between 2007 through 2024. Under the current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by statute or upon the occurrence of certain events, including significant changes in ownership interests.

13.	Segment Information

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

      Revenues are attributed to geographic areas based on the location of the customer to which products are shipped. Domestic revenues include sales to certain OEM customers who take possession of Brocade products domestically and then distribute those products to their international customers. Domestic and international revenues were 65 percent and 35 percent of total revenues, respectively, for the year ended October 30, 2004, 67 percent and 33 percent of total revenues, respectively, for the year ended October 25, 2003, and 70 percent and 30 percent for the year ended October 26, 2002, respectively. To date, service revenue has not exceeded 10 percent of total revenues.

      For the year ended October 30, 2004, three customers accounted for 29 percent, 22 percent, and 19 percent of total revenues, respectively. For the year ended October 25, 2003, the same three customers accounted for 30 percent, 20 percent, and 17 percent of total revenues, respectively. For the year ended October 26, 2002, also the same three customers accounted for 29 percent, 19 percent, and 14 percent of total revenues, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company’s financial condition or results of operations.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Geographic information for the years ended October 30, 2004, October 25, 2003, and October 26, 2002 are presented below (in thousands). Identifiable assets located in foreign countries were not material at October 30, 2004, October 25, 2003, or October 26, 2002.

	Fiscal Year Ended

	October 30,	October 25,	October 26,
	2004	2003	2002

Net Revenues:
North America (principally the United States)	$387,225	$351,576	$394,339
Europe, the Middle East, and Africa	153,114	134,669	132,445
Asia Pacific	55,926	39,032	35,585

Total	$596,265	$525,277	$562,369

14.	Interest and Other Income, net

      Interest and other income, net consisted of the following (in thousands):

	Fiscal Year Ended

	October 30,	October 25,	October 26,
	2004	2003	2002

Interest income	$19,619	$19,099	$23,230
Other income (expense), net	(833)	(675)	(562)

Total	$18,786	$18,424	$22,668

15.	Gain on Investments, net

      Net gain on investments of $0.4 million for the year ended October 30, 2004 consisted of gains on the disposition of non-marketable private strategic investments. Net gain on investments of $3.6 million for the year ended October  25, 2003 consisted of a gain on the disposition of private strategic investments of $3.1 million, and a gain of $2.7 million that resulted from the acquisition of a non-publicly traded company in which the Company had a minority equity investment, offset by an impairment charge of $2.2 million that resulted from an other-than-temporary decline in the estimated fair value of a equity investment in a different non-publicly traded company. Net gain on investments for the year ended October 26, 2002, consisted of gross realized gains on sales of investments in debt securities issued by United States government agencies of $7.1 million. The carrying value of the Company’s equity investments in non-publicly traded companies at October 30, 2004 and October  25, 2003 was $0.5 million and zero, respectively.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Net Income (Loss) per Share

      The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Fiscal Year Ended

	October 30,	October 25,	October 26,
	2004	2003	2002

		(Restated)	(Restated)
Net income (loss)	$(32,015)	$(146,371)	$126,277

Basic and diluted net income (loss) per share:
Weighted-average shares of common stock outstanding	260,849	251,275	233,048
Less: Weighted-average shares of common stock subject to repurchase	(403)	(665)	(1,457)

Weighted-average shares used in computing basic net income (loss) per share	260,446	250,610	231,591
Dilutive potential common shares	—	—	11,371

Weighted-average shares used in computing diluted net income per share	260,446	250,610	242,962

Basic net income (loss) per share	$(0.12)	$(0.58)	$0.55

Diluted net income (loss) per share	$(0.12)	$(0.58)	$0.52

      For the years ended October 30, 2004 and October 25, 2003, stock option outstanding of 49.5 million shares and 46.6 million shares, respectively, were antidilutive as the Company had a net loss and, therefore, not included in the computation of diluted earnings per share. For the years ended October 26, 2002, potential common shares in the form of stock options to purchase 51.8 million weighted-average shares of common stock were antidilutive and, therefore, not included in the computation of diluted earnings per share. In addition, for the years ended October 30, 2004 and October 25, 2003, potential common shares resulting from the potential conversion of the Company’s convertible subordinated debt of 8.1 million and 10.7 million weighted-average common shares were antidilutive, respectively, and, therefore, not included in the computation of diluted earnings per share.

17.	Related Party Transactions

      Larry W. Sonsini, a director of Brocade, is a member and Chairman and CEO of Wilson Sonsini Goodrich & Rosati, Professional Corporation (WSGR), the Company’s principal outside legal counsel. Aggregate fees billed to the Company by WSGR for legal services rendered, including general corporate counseling, litigation services, merger and acquisition related services, and services related to the Company’s convertible debt offering, during the years ended October 30, 2004, October 25, 2003, and October 26, 2002, were $0.6 million, $1.2 million, and $4.9 million, respectively. The Company believes that the services rendered to the Company by WSGR have been on terms no more favorable than those with unrelated parties.

      Mark Leslie was a director of Brocade until May 2002 and served on the Board of Directors of VERITAS Software (Veritas), a company with whom Brocade does business. During the year ended October 26, 2002, total revenues from sales to Veritas were $2.5 million. The Company believes that sales to Veritas were on terms no more favorable than those with unrelated parties.

      We reimburse Mr. Gregory L. Reyes, a Director and Advisor of Brocade, and the Company’s former Chairman of the Board and Chief Executive Officer, for expenses incurred by Mr. Reyes in the operation of his private plane when used for Brocade business. During fiscal years 2004 and 2003, we incurred expenses of

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $360,000 and $300,000, respectively, for expenses incurred by Mr. Reyes pursuant to this reimbursement agreement. The amount reimbursed to Mr. Reyes is consistent with our employee travel expense reimbursement policy and, we believe, the amount is at or below the market rate charged by commercial airlines for comparable travel arrangements.

      The Company also has an agreement with San Jose Sharks, L.P., which is a limited partnership in which Mr. Reyes has a general partnership interest. Under the agreement, Brocade receives marketing and advertising services and use of certain facilities owned by the limited partnership. During fiscal years 2004 and 2003, we incurred expenses of approximately $360,000 and $472,000, respectively, pursuant to this agreement. We entered into this agreement before Mr. Reyes acquired his interest in the limited partnership. We believe that the terms we received under the agreement were no more or less favorable than those with unrelated parties.

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

18.	Subsequent Event

      At the meeting of the Board of Directors (the “Board”) on January 18, 2005, the Board appointed Dave House as the Executive Chairman of the Board and L. William Krause as the Lead Director. No compensation arrangements were made. Effective on January 18, 2005, Greg Reyes ceased being the Company’s Chief Executive Officer and Chairman. Mr. Reyes will remain on the Board and will serve as an advisor to the Company. At a meeting of the Board on January 21, 2005, the Board elected Michael Klayko as the Chief Executive Officer of the Company and appointed him as a member of the Board.

      On January 24, 2005, the Company announced that its Audit Committee had completed an internal review regarding the Company’s stock option granting process. As a result of the findings of the review, the Company recorded additional stock-based compensation charges. In addition the Company recorded a valuation allowance associated with deferred tax assets related to previously recorded stock option tax benefits.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Selected Quarterly Information (Unaudited)

      This selected quarterly information has been restated for the first three fiscal quarters in 2004 from previously reported information filed on Form  10-Q, and for all quarters of fiscal year 2003 from previously reported information filed on Form 10-Q and Form 10-K, as a result of the restatement of our financial results discussed in this Form 10-K.

	First Quarter 2004			Second Quarter 2004

	As			As
	Previously			Previously
	Reported	Adjustments(1)	Restated	Reported	Adjustments(1)	Restated

	(In thousands, except per share and stock price amounts) (Unaudited)
Quarterly Data:
Fiscal Year Ended October 30, 2004
Net revenues	$145,040		$145,040	$145,579		$145,579
Gross margin	$79,605	$(222)	$79,383	$80,459	$352	$80,811
Income (loss) from operations	$(66,032)	$(1,446)	$(67,478)	$(7,896)	$2,144	$(5,752)
Net income (loss)	$(36,759)	$(32,050)	$(68,809)	$(1,978)	$4,323	$2,345
Per share amounts:
Basic	$(0.14)	$(0.12)	$(0.27)	$(0.01)	$0.02	$0.01
Diluted	$(0.14)	$(0.12)	$(0.27)	$(0.01)	$0.02	$0.01
Shares used in computing per share amounts:
Basic	257,796	257,796	257,796	259,625	259,625	259,625
Diluted	257,796	257,796	257,796	259,625	263,607	263,607

	Third Quarter 2004			Fourth Quarter 2004

	As			As
	Previously			Previously
	Reported	Adjustments(1)	Restated	Announced	Adjustments(1)	Restated

	(In thousands, except per share and stock price amounts) (Unaudited)
Quarterly Data:
Fiscal Year Ended October 30, 2004
Net revenues	$150,040		$150,040	$155,606		$155,606
Gross margin	$85,897	$82	$85,979	$89,568	$(575)	$88,993
Income (loss) from operations	$18,815	$265	$19,080	$25,124	$(3,077)	$22,047
Net income (loss)	$17,028	$(2,963)	$14,065	$20,360	$24	$20,384
Per share amounts:
Basic	$0.07	$(0.01)	$0.05	$0.08	$—	$0.08
Diluted	$0.06	$(0.01)	$0.05	$0.08	$—	$0.08
Shares used in computing per share amounts:
Basic	261,481	261,481	261,481	263,242	263,242	263,242
Diluted	263,540	263,540	263,540	265,467	265,467	265,467

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First Quarter 2003			Second Quarter 2003

	As			As
	Previously			Previously
	Reported	Adjustments(1)	Restated	Reported	Adjustments(1)	Restated

	(In thousands, except per share and stock price amounts) (Unaudited)
Quarterly Data:
Fiscal Year Ended October 25, 2003
Net revenues	$123,116	$—	$123,116	$130,946	$—	$130,946
Gross margin	$66,093	$275	$66,368	$70,684	$(83)	$70,601
Income (loss) from operations	$(11,687)	$790	$(10,897)	$(149,128)	$(288)	$(149,416)
Net income (loss)	$(6,890)	$(124)	$(7,014)	$(146,017)	$(815)	$(146,832)
Per share amounts:
Basic	$(0.03)	$—	$(0.03)	$(0.57)	$—	$(0.58)
Diluted	$(0.03)	$—	$(0.03)	$(0.57)	$—	$(0.58)
Shares used in computing per share amounts:
Basic	234,898	234,898	234,898	254,687	254,687	254,687
Diluted	234,898	234,898	234,898	254,687	254,687	254,687

	Third Quarter 2003			Fourth Quarter 2003

	As			As
	Previously			Previously
	Reported	Adjustments(1)	Restated	Reported	Adjustments(1)	Restated

	(In thousands, except per share and stock price amounts) (Unaudited)
Quarterly Data:
Fiscal Year Ended October 25, 2003
Net revenues	$133,458	$—	$133,458	$137,757	$—	$137,757
Gross margin	$72,232	$(74)	$72,158	$75,163	$(167)	$74,996
Income (loss) from operations	$1,811	$(392)	$1,419	$5,528	$(994)	$4,534
Net income (loss)	$1,911	$(504)	$1,407	$14,756	$(8,688)	$6,068
Per share amounts:
Basic	$0.01	$—	$0.01	$0.06	$(0.03)	$0.02
Diluted	$0.01	$—	$0.01	$0.06	$(0.03)	$0.02
Shares used in computing per share amounts:
Basic	255,873	255,873	255,873	256,983	256,983	256,983
Diluted	259,444	259,444	259,444	260,369	260,369	260,369

(1)	Adjustments reflect stock-based compensation expense associated with stock options subject to variable accounting under APB 25 and changes in the Company’s tax provision as a result of a full valuation allowance applied against deferred tax assets related to stock option tax benefits.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K (the Evaluation Date).

      The purpose of this evaluation is to determine if as of the Evaluation Date our disclosure controls and procedures were operating effectively such that the information relating to Brocade, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to Brocade’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      Based on this evaluation, as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer have concluded that there existed material weaknesses in our disclosure controls and procedures in fiscal year 2003 and prior years, as detailed below. Our Chief Executive Officer and Chief Financial Officer have further concluded and that those control weaknesses were remedied by the fourth quarter of fiscal year 2003 and that as of October 30, 2004, our disclosure controls and procedures were operating effectively.

      As more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements and in Note 3 of the Notes to Consolidated Financial Statements, Brocade announced on January 24, 2005, that its Audit Committee completed an internal review. As a result of the findings of the review, Brocade recorded additional stock-based compensation charges. In addition, Brocade recorded a valuation allowance associated with deferred tax assets related to previously recorded stock option tax benefits.

      Upon completion of the internal review, the Audit Committee determined that the restatement was required because it incorrectly accounted for: (A) grants that were made to new hires on their offer acceptance date, rather than the date of their commencement of employment, during the period May 1999 to July 2000; (B) grants that were made to persons engaged on a part-time basis prior to their new hire full-time employment during the period August 2000 to October 2002; and (C) grants where there was insufficient basis to rely on Brocade’s process and related documentation to support recorded measurement dates used to account for certain stock options granted prior to August 2003.

      As a result, Brocade recorded additional stock-based compensation charges relating to many of its stock option grants from the periods 1999 though the third quarter of fiscal 2003. In addition, Brocade recorded a valuation allowance associated with deferred tax assets related to previously recorded stock option tax benefits. In addition, it was concluded that there were improprieties in connection with the documentation of stock option grants and related employment records of a small number of employees prior to mid 2002, which resulted in immaterial adjustments included in this restatement.

      (b) Changes in internal control over financial reporting:

      Since the beginning of fiscal year 2003, Brocade has implemented numerous measures in connection with its ongoing effort to improve its control processes and corporate governance, some of which have been enhanced further as a result of the findings of the Audit Committee internal review. These measures include the following:

Changes from December 2002 through October 30, 2004

1. Improvements in Disclosure Controls and Internal Controls over Financial Reporting:

•	Brocade has improved the documentation of its significant accounting policies, which are reviewed with Brocade’s Audit Committee and Brocade’s independent auditors.

•	Improvements have been made to the Audit Committee charter and committee functions. The Audit Committee charter was expanded to include in its scope the responsibility to review and approve all new or changes to, significant accounting policies and positions. In addition, Brocade has expanded both the number of Audit Committee meetings from four to eight standing meetings, and the duration of those meetings. This allows a more in-depth review of complex accounting issues.

•	Brocade periodically meets with its independent auditors to review all significant business issues and associated accounting implications, and any new or changed accounting policies.

•	Brocade formed a Disclosure Committee composed of representatives from Brocade’s accounting, legal and investor relations departments, and Brocade’s financial management, the minutes of which are reviewed with the Audit Committee, Brocade’s outside counsel and independent auditors.

2. Improvements in Internal Controls over the stock option grant process:

•	Brocade implemented cross functional teams composed of members of Brocade’s legal, accounting and human resources departments to develop improvements in the stock option granting process.

•	Brocade made personnel changes in areas associated with the stock option granting process to increase the levels of experience of the personnel involved.

•	Brocade formalized guidelines relating to the size and vesting schedule of stock option grants for all new employee and on-going employee grants.

•	Brocade improved the documentation of the actions of the Compensation Committee and Subcommittee regarding stock option granting.

•	Brocade increased the frequency of stock option grants, moving to grants on a two to three week routine cycle, and significantly reduced the processing time between grant dates and the delivery of option paperwork to employees.

Changes Subsequent to October 30, 2004

      Brocade continues to implement remedial measures in response to the specific accounting and reporting issues identified by the Audit Committee internal review. These remedial measures include personnel and procedural changes to improve the controls over the financial reporting and the stock option granting process. Subsequent to October 30, 2004, the Company has implemented the following additional internal control improvements over its stock option granting process:

•	Increased the Compensation Committee of the Board of Directors from one independent member to three independent members.

•	The Compensation Committee refined and limited delegation of authority to a Subcommittee to grant stock options.

•	Documented into a formal written policy its stock option granting process.

•	Created a fixed schedule for new hire grants and recurring non-executive grants on the same day of each month.

•	Adopted a policy of not granting executive officers options when trading is restricted for executives under the Company’s Insider Trading Policy.

Item 9B.     Other Information

      On January 27, 2005, William K O’Brien resigned from the Company’s Board of Directors effective as of such date.

PART III

      Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2005 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this section is incorporated by reference to the information in the section entitled “Election of Directors” in the Proxy Statement. Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information required by this Item with respect to the Company’s executive officers is contained in Item 1 of Part I of this Annual Report under the heading “Executive Officers of the Registrant.”

      The Board of Directors has adopted a Code of Ethics for Principal Executive and Senior Financial Officers, which is applicable to the Chief Executive Officer, Chief Financial Officer, Controller and any other principal accounting officer. We will provide a copy of the Code of Ethics upon request made by email to investor-relations@brocade.com or in writing to Brocade Communications Systems, Inc., Attention: Investor Relations, 1745 Technology Drive, San Jose, California 95110. Brocade will disclose any amendment to the Code of Ethics or waiver of a provision of the Code of Ethics, including the name of the officer to whom the waiver was granted, on our website at www.brocade.com, on the Investor Relations page.

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

      The following documents are filed as part of this Form 10-K

      (1) Financial Statements:

Reference is made to the Index to Consolidated Financial Statements of Brocade Communications Systems, Inc. under Item 8 in Part II of this Form 10-K.

      (2) Financial Statement Schedules:

The following financial statement schedule of Brocade Communications Systems, Inc. for the years ended October 30, 2004, October 25, 2003, and October 26, 2002, is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Brocade Communications Systems, Inc.

Schedule II — Valuation and Qualifying Accounts Page 90

      (3) Exhibits:

Item 601 of Regulation S-K requires the exhibits listed below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit
Number		Description of Document

2	.1(14)	Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated November 5, 2002.

2	.2(14)	First Amendment to Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated January 5, 2003
3	.1(8)	Amended and Restated Certificate of Incorporation.

3.2		Amended and Restated Bylaws of the Registrant.

3	.3(10)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc.

4	.1(1)	Form of Registrant’s Common Stock certificate.

4	.2(10)	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A.

4	.3(9)	Indenture, dated as of December 21, 2001, between Brocade and State Street Bank and Trust Company of California, N.A.

4	.4(9)	Form of Note (included in Exhibit 4.3).

4	.5(9)	Registration Rights Agreement, dated as of December 21, 2001, by and among Brocade and Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc. and Merrill Lynch Pierce Fenner and Smith Incorporated.

10	.1(1)	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers.

10	.2(1)*	1995 Equity Incentive Plan and forms of agreements thereunder.

10	.3(1)*	1998 Equity Incentive Plan and forms of agreements thereunder.

10	.4(1)*	1998 Executive Equity Incentive Plan and forms of agreements thereunder.

10	.5(7)*	Amended and Restated 1999 Director Option Plan as of April 17, 2001, and form of agreement thereunder.

10	.6(2)*	1999 Employee Stock Purchase Plan.

10	.7(2)*	1999 Stock Plan and forms of agreements thereunder.

10	.8(13)*	1999 Nonstatutory Stock Option Plan and forms of agreements thereunder, as amended.

Exhibit
Number		Description of Document

10	.9(1)	Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade dated September 5, 1996.

10	.10(1)#	Acknowledgement between Wind River Systems, Inc. and Brocade dated April 22, 1999.

10	.11(3)#	Manufacturing Agreement between Solectron California Corporation and Brocade dated July 30, 1999.

10	.12(3)	Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999.

10	.13(5)	First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000.

10	.14(5)	Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000.

10	.15(4)	Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2000.

10	.16(5)	First Amendment to Credit Agreement between Comerica Bank-California and Brocade dated March 21, 2000.

10	.17(5)	Second Amendment to Credit Agreement between Comerica Bank-California and Brocade dated September 20, 2000.

10	.18(5)	Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000.

10	.19(5)#	Purchase Agreement between Compaq Computer Corporation and Brocade dated February 1, 2000.

10	.20(5)#	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000 (EMC Purchase Agreement).

10	.21(8)#	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000.

10	.22(14)	Extension Agreement between EMC Corporation and Brocade dated November 13, 2002.

10	.23(8)#	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999.

10	.24(8)	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade.

10	.25(8)#	Statement of Work #1 between International Business Machines Corporation and Brocade.

10	.26(8)#	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10	.27(8)#	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10	.28(8)#	Statement of Work #2 between International Business Machines Corporation and Brocade.

10	.29(6)	Third Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 22, 2001.

10	.30(6)	Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000.

10	.31(11)#	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10	.32(11)#	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10	.33(12)+	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10	.34(14)#	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10	.35(14)#	Amendment No. 9 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10	.36(11)#	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.

10	.37(11)	Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.

Exhibit
Number		Description of Document

10	.38(12)+	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement).

10	.39(12)+	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001.

10	.40(12)	Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002.

10	.41(12)+	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement).

10	.42(12)+	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001.

10	.43(12)+	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001.

10	.44(12)+	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002.

10	.45(12)+	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002.

10	.46(14)#	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002.

10	.47(15)#	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPI Manufacturing and Purchase Agreement).

10	.48(15)	Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003.

10	.49(15)#	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003.

10	.50(15)#	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement).

10	.51(15)	Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003.

10	.52(15)#	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003.

10	.53(15)#	Amendment No. 2 to EMC Purchase Agreement between Brocade and EMC dated February 18, 2003.

10	.54(16)#	Amendment No. 3 to EMC Purchase Agreement between Brocade and EMC dated July 30, 2003.

10	.55(17)+	Amendment #10 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10	.56(17)+	Amendment #11 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10	.57(16)#	Amendment #12 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10	.58(17)#	Amendment #13 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10	.59(17)#	Amendment #14 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10	.60(17)#	Statement of Work #3 between International Business Machines Corporation and Brocade dated December 15, 2003.

10	.61(17)#	Amendment No. 4 to EMC Purchase Agreement between Brocade and EMC dated October 29, 2003.

Exhibit
Number		Description of Document

10	.62(17)	Third Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 30, 2000.

10	.63(17)	Fourth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10	.64(17)	Fifth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10	.65(17)	Sixth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10	.66(17)	Real Estate Sale and Lease Termination Agreement between EOP-Skyport I, LLC and Brocade effective November 18, 2003.

10	.67(17)	Grant Deed from EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003.

10	.68(17)	Fourth Amendment to the Skyport Plaza Declaration of Common Easements, Covenants, Conditions and Restrictions dated October 18, 2003.

10	.69(17)	Guarantee of Brocade Communications Systems, Inc. to EOP Skyport I, L.L.C dated November 18, 2003.

10	.70(17)	Right of First Offer Agreement between EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003.

10	.71(18)#	Amendment #15 dated March 26, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10	.72(18)#	Amendment No. 6 dated April 27, 2004 to EMC Purchase Agreement between Brocade and EMC.

10	.73(19)+	Amendment No. 5 dated May 4, 2004 to EMC Purchase Agreement between Brocade and EMC
10	.74(19)+	Amendment #16 dated May 14, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10	.75(19)+	Amendment #17 dated July 8, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10	.76(19)+	Amendment #1 dated May 12, 2004 to Statement of Work #3 between International Business Machines Corporation and Brocade.

10	.77+	Amendment #18 dated October 5, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10	.78+	Amendment No. 7 dated July 28, 2004 to EMC Purchase Agreement between Brocade and EMC.

10	.79+	Amendment No. 8 dated November 1, 2004 to EMC Purchase Agreement between Brocade and EMC.

10	.80+	Amendment #1 dated November 2, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002.

10	.81+	Amendment #2 dated October 27, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002.

10.82		Senior Leadership Plan
10.83		Employment Letter for Gregory L. Reyes
10.84		Employment Letter for Antonio Canova
10.85		Employment Letter for Michael Klayko
10.86		Employment Letter for Don Jaworski
10.87		Employment Letter for James LaLonde
10.88		Change of Control arrangements with T.J. Grewal
10.89		Change of Control arrangements with Paul Bonderson

Exhibit
Number	Description of Document

12.1	Statement of Computation of Ratio of Earnings to fixed charges.
21.1	Subsidiaries of Registrant.
23.1	Consent of KPMG LLP.
24.1	Power of attorney (see signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(2)	Incorporated by reference from Brocade’s Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000.

(3)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended.

(4)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000.

(5)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

(6)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001.

(7)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2001.

(8)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001.

(9)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002.

(10)	Incorporated by reference from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002.

(11)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002.

(12)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002.

(13)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002.

(14)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2003.

(15)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003.

(16)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 25, 2003.

(17)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 24, 2004.

(18)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004.

(19)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended October 30, 2004, October 25, 2003, and October 26, 2002

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Expenses/		End of
Description	Period	Revenues	Deductions	Period

	(In thousands)
Allowance for doubtful accounts:
2004	$639	$—	$(230)	$409
2003	$1,927	$(491)	$(797)	$639
2002	$1,768	$650	$(491)	$1,927
Sales returns and allowances:
2004	$3,541	$3,406	$(3,495)	$3,452
2003	$1,836	$3,628	$(1,923)	$3,541
2002	$1,257	$1,358	$(779)	$1,836

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brocade Communications Systems, Inc.

By:	/s/ Michael Klayko

Michael Klayko
Chief Executive Officer

January 31, 2005

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Klayko, and Antonio Canova, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael Klayko Michael Klayko	Chief Executive Officer (Principal Executive Officer)	January 31, 2005

/s/ Antonio Canova Antonio Canova	Vice President, Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	January 31, 2005

/s/ David L. House David L. House	Executive Chairman	January 31, 2005

/s/ L. William Krause L. William Krause	Lead Director	January 31, 2005

/s/ Neal Dempsey Neal Dempsey	Director	January 31, 2005

/s/ Nicholas G. Moore Nicholas G. Moore	Director	January 31, 2005

/s/ Seth D. Neiman Seth D. Neiman	Director	January 31, 2005

Signature	Title	Date

/s/ Christopher B. Paisley Christopher B. Paisley	Director	January 31, 2005

/s/ Gregory L. Reyes Gregory L. Reyes	Director	January 31, 2005

/s/ Sanjay Vaswani Sanjay Vaswani	Director	January 31, 2005

/s/ Larry W. Sonsini Larry W. Sonsini	Director	January 31, 2005

EXHIBIT INDEX

Exhibit
Number		Description of Document

2	.1(14)	Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated November 5, 2002.

2	.2(14)	First Amendment to Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated January 5, 2003
3	.1(8)	Amended and Restated Certificate of Incorporation.

3.2		Amended and Restated Bylaws of the Registrant.

3	.3(10)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc.

4	.1(1)	Form of Registrant’s Common Stock certificate.

4	.2(10)	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A.

4	.3(9)	Indenture, dated as of December 21, 2001, between Brocade and State Street Bank and Trust Company of California, N.A.

4	.4(9)	Form of Note (included in Exhibit 4.3).

4	.5(9)	Registration Rights Agreement, dated as of December 21, 2001, by and among Brocade and Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc. and Merrill Lynch Pierce Fenner and Smith Incorporated.

10	.1(1)	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers.

10	.2(1)*	1995 Equity Incentive Plan and forms of agreements thereunder.

10	.3(1)*	1998 Equity Incentive Plan and forms of agreements thereunder.

10	.4(1)*	1998 Executive Equity Incentive Plan and forms of agreements thereunder.

10	.5(7)*	Amended and Restated 1999 Director Option Plan as of April 17, 2001, and form of agreement thereunder.

10	.6(2)*	1999 Employee Stock Purchase Plan.

10	.7(2)*	1999 Stock Plan and forms of agreements thereunder.

10	.8(13)*	1999 Nonstatutory Stock Option Plan and forms of agreements thereunder, as amended.

10	.9(1)	Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade dated September 5, 1996.

10	.10(1)#	Acknowledgement between Wind River Systems, Inc. and Brocade dated April 22, 1999.

10	.11(3)#	Manufacturing Agreement between Solectron California Corporation and Brocade dated July 30, 1999.

10	.12(3)	Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999.

10	.13(5)	First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000.

10	.14(5)	Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000.

10	.15(4)	Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2000.

10	.16(5)	First Amendment to Credit Agreement between Comerica Bank-California and Brocade dated March 21, 2000.

10	.17(5)	Second Amendment to Credit Agreement between Comerica Bank-California and Brocade dated September 20, 2000.

10	.18(5)	Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000.

10	.19(5)#	Purchase Agreement between Compaq Computer Corporation and Brocade dated February 1, 2000.

10	.20(5)#	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000 (EMC Purchase Agreement).

10	.21(8)#	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000.

Exhibit
Number		Description of Document

10	.22(14)	Extension Agreement between EMC Corporation and Brocade dated November 13, 2002.

10	.23(8)#	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999.

10	.24(8)	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade.

10	.25(8)#	Statement of Work #1 between International Business Machines Corporation and Brocade.

10	.26(8)#	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10	.27(8)#	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10	.28(8)#	Statement of Work #2 between International Business Machines Corporation and Brocade.

10	.29(6)	Third Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 22, 2001.

10	.30(6)	Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000.

10	.31(11)#	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10	.32(11)#	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10	.33(12)+	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10	.34(14)#	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10	.35(14)#	Amendment No. 9 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10	.36(11)#	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.

10	.37(11)	Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.

10	.38(12)+	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement).

10	.39(12)+	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001.

10	.40(12)	Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002.

10	.41(12)+	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement).

10	.42(12)+	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001.

10	.43(12)+	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001.

10	.44(12)+	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002.

10	.45(12)+	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002.

10	.46(14)#	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002.

10	.47(15)#	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPI Manufacturing and Purchase Agreement).

Exhibit
Number		Description of Document

10	.48(15)	Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003.

10	.49(15)#	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003.

10	.50(15)#	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement).

10	.51(15)	Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003.

10	.52(15)#	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003.

10	.53(15)#	Amendment No. 2 to EMC Purchase Agreement between Brocade and EMC dated February 18, 2003.

10	.54(16)#	Amendment No. 3 to EMC Purchase Agreement between Brocade and EMC dated July 30, 2003.

10	.55(17)+	Amendment #10 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10	.56(17)+	Amendment #11 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10	.57(16)#	Amendment #12 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10	.58(17)#	Amendment #13 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10	.59(17)#	Amendment #14 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10	.60(17)#	Statement of Work #3 between International Business Machines Corporation and Brocade dated December 15, 2003.

10	.61(17)#	Amendment No. 4 to EMC Purchase Agreement between Brocade and EMC dated October 29, 2003.

10	.62(17)	Third Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 30, 2000.

10	.63(17)	Fourth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10	.64(17)	Fifth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10	.65(17)	Sixth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10	.66(17)	Real Estate Sale and Lease Termination Agreement between EOP-Skyport I, LLC and Brocade effective November 18, 2003.

10	.67(17)	Grant Deed from EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003.

10	.68(17)	Fourth Amendment to the Skyport Plaza Declaration of Common Easements, Covenants, Conditions and Restrictions dated October 18, 2003.

10	.69(17)	Guarantee of Brocade Communications Systems, Inc. to EOP Skyport I, L.L.C dated November 18, 2003.

10	.70(17)	Right of First Offer Agreement between EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003.

10	.71(18)#	Amendment #15 dated March 26, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade.

Exhibit
Number		Description of Document

10	.72(18)#	Amendment No. 6 dated April 27, 2004 to EMC Purchase Agreement between Brocade and EMC.

10	.73(19)+	Amendment No. 5 dated May 4, 2004 to EMC Purchase Agreement between Brocade and EMC
10	.74(19)+	Amendment #16 dated May 14, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10	.75(19)+	Amendment #17 dated July 8, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10	.76(19)+	Amendment #1 dated May 12, 2004 to Statement of Work #3 between International Business Machines Corporation and Brocade.

10	.77+	Amendment #18 dated October 5, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10	.78+	Amendment No. 7 dated July 28, 2004 to EMC Purchase Agreement between Brocade and EMC.

10	.79+	Amendment No. 8 dated November 1, 2004 to EMC Purchase Agreement between Brocade and EMC.

10	.80+	Amendment #1 dated November 2, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002.

10	.81+	Amendment #2 dated October 27, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002.

10.82		Senior Leadership Plan
10.83		Employment Letter for Gregory L. Reyes
10.84		Employment Letter for Antonio Canova
10.85		Employment Letter for Michael Klayko
10.86		Employment Letter for Don Jaworski
10.87		Employment Letter for James LaLonde
10.88		Change of Control arrangements with T.J. Grewal
10.89		Change of Control arrangements with Paul Bonderson
12.1		Statement of Computation of Ratio of Earnings to fixed charges.
21.1		Subsidiaries of Registrant.
23.1		Consent of KPMG LLP.
24.1		Power of attorney (see signature page)
31.1		Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2		Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1		Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.
+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.
(2)	Incorporated by reference from Brocade’s Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000.

(3)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended.
(4)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000.
(5)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000.
(6)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001.
(7)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2001.
(8)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001.
(9)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002.

(10)	Incorporated by reference from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002.
(11)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002.
(12)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002.
(13)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002.
(14)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2003.
(15)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003.
(16)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 25, 2003.
(17)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 24, 2004.
(18)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004.

(19)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004