Form 10-Q
period 2005-01-29
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2005-03-09
CIK 1009626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 29, 2005

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

Yes ☑ No ☐

The number of shares outstanding of the Registrant’s Common Stock on February 26, 2005 was 268,513,849 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED JANUARY 29, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	January 29,	January 24,
	2005	2004
		Restated (1)
Net revenues	$161,578	$145,040
Cost of revenues	64,406	67,620

Gross margin	97,172	77,420

Operating expenses:
Research and development	31,674	36,978
Sales and marketing	24,825	26,580
General and administrative	6,663	5,933
Internal review costs	3,741	—
Amortization of deferred stock compensation	107	184
Restructuring costs	—	(368)
Lease termination charge and other, net	—	75,591

Total operating expenses	67,010	144,898

Income (loss) from operations	30,162	(67,478)
Interest and other income, net	5,190	4,525
Interest expense	(2,237)	(2,670)
Gain on repurchases of convertible subordinated debt	150	521

Income (loss) before provision for income taxes	33,265	(65,102)
Income tax provision	5,322	3,707

Net income (loss)	$27,943	$(68,809)

Net income (loss) per share – Basic	$0.10	$(0.27)

Net income (loss) per share – Diluted	$0.10	$(0.27)

Shares used in per share calculation – Basic	266,218	257,796

Shares used in per share calculation – Diluted	271,767	257,796

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

     The accompanying notes are an integral part of these condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	January 29,	October 30,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$242,310	$79,375
Short-term investments	248,614	406,933

Total cash, cash equivalents and short-term investments	490,924	486,308
Accounts receivable, net of allowances of $4,446 and $3,861 at January 29, 2005 and October 30, 2004, respectively	103,847	95,778
Inventories	6,933	5,597
Prepaid expenses and other current assets	16,291	19,131

Total current assets	617,995	606,814

Long-term investments	287,077	250,600
Property and equipment, net	118,976	124,701
Convertible subordinated debt issuance costs	2,954	3,389
Other assets	3,884	1,878

Total assets	$1,030,886	$987,382

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$39,755	$38,791
Accrued employee compensation	26,457	33,330
Deferred revenue	40,623	34,886
Current liabilities associated with lease losses	5,319	5,677
Other accrued liabilities	63,008	59,968

Total current liabilities	175,162	172,652

Non-current liabilities associated with lease losses	15,722	16,799
Convertible subordinated debt	348,109	352,279
Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value 5,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 268,220 and 264,242 shares at January 29, 2005 and October 30, 2004, respectively	268	264
Additional paid-in capital	776,747	757,077
Deferred stock compensation	(1,194)	(1,937)
Accumulated other comprehensive income	(1,259)	860
Accumulated deficit	(282,669)	(310,612)

Total stockholders’ equity	491,893	445,652

Total liabilities and stockholders’ equity	$1,030,886	$987,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	January 29,	January 24,
	2005	2004
		Restated (1)
Cash flows from operating activities:
Net income (loss)	$27,943	$(68,809)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,904	12,689
Loss on disposal of property and equipment	161	471
Amortization of debt issuance costs	398	495
Net gains on investments and marketable equity securities	—	(202)
Gain on repurchases of convertible subordinated debt	(150)	(521)
Amortization of deferred stock compensation	(935)	1,630
Provision for doubtful accounts receivable and sales returns	1,243	797
Non-cash restructuring charges	—	(3,243)
Changes in operating assets and liabilities:
Accounts receivable	(9,312)	(3,823)
Inventories	(1,336)	(73)
Prepaid expenses and other assets	2,766	926
Accounts payable	964	2,172
Accrued employee compensation	(6,873)	(4,090)
Deferred revenue	5,737	2,170
Other accrued liabilities	3,061	5,286
Liabilities associated with lease losses	(1,402)	(1,475)

Net cash provided by (used in) operating activities	35,169	(55,600)

Cash flows from investing activities:
Purchases of property and equipment	(5,827)	(36,171)
Purchases of short-term investments	(16,283)	(11,045)
Proceeds from maturities of short-term investments	195,452	49,227
Purchases of long-term investments	(70,125)	(91,551)
Purchases of non-marketable equity investments	(500)	—
Proceeds from maturities of long-term investments	7,500	32,078

Net cash provided by (used in) investing activities	110,217	(57,462)

Cash flows from financing activities:
Purchases of convertible subordinated debt	(3,983)	(8,580)
Settlement of repurchase obligation	—	(9,029)
Proceeds from issuance of common stock, net	21,352	6,510

Net cash provided by (used in) financing activities	17,369	(11,099)

Effect of exchange rate fluctuations on cash and cash equivalents	180	143

Net increase (decrease) in cash and cash equivalents	162,935	(124,018)
Cash and cash equivalents, beginning of period	79,375	360,012

Cash and cash equivalents, end of period	$242,310	$235,994

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

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

2. Summary of Significant Accounting Policies

Fiscal Year

     The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in October. As is customary for companies that use 52/53-week convention, every fifth year contains a 53-week year. Fiscal year 2005 is a 52-week fiscal year and fiscal year 2004 was a 53-week fiscal year. The second quarter of fiscal year 2004 consisted of 14 weeks, which is one week more than a typical quarter.

Basis of Presentation

     The accompanying financial data as of January 29, 2005, and for the three months ended January 29, 2005 and January 24, 2004, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The October 30, 2004 Condensed Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004.

     In the opinion of management, all adjustments (which include only normal recurring adjustments, except as otherwise indicated) necessary to present a fair statement of financial position as of January 29, 2005, results of operations for the three months ended January 29, 2005 and January 24, 2004, and cash flows for the three months ended January 29, 2005 and January 24, 2004, have been made. The results of operations for the three months ended January 29, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Investments and Equity Securities

     Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Investment securities with original or remaining maturities of one year or more are considered long-term investments. Short-term and long-term investments consist of auction rate securities, debt securities issued by United States government agencies, municipal government obligations, and corporate bonds and notes. In the first quarter of fiscal year 2005, the Company concluded that it was appropriate to classify its auction rate securities as short-term investments. These investments were previously classified as cash and cash equivalents. Accordingly, we have revised our October 30, 2004 balance sheet to report these securities as short-term investments on the accompanying Condensed Consolidated Balance Sheets.

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

     The Company recognizes an impairment charge when the declines in the fair values of its investments below the cost basis are judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

     From time to time the Company makes equity investments in non-publicly traded companies. These investments are included in other assets on the accompanying Condensed Consolidated Balance Sheets, and are generally accounted for under the cost method as the Company does not have the ability to exercise significant influence over the respective company’s operating and financial policies. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income, net on the Condensed Consolidated Statements of Operations. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary. As of January 29, 2005 and October 30, 2004, the carrying values of the Company’s equity investments in non-publicly traded companies were $1.0 million and $0.5 million, respectively.

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

     A majority of the Company’s trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of January 29, 2005 and October 30, 2004, 95 percent and 85 percent, respectively, of accounts receivable were concentrated with five customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses and sales returns, and other allowances. The Company has not experienced material credit losses in any of the periods presented.

     For the three months ended January 29, 2005 and January 24, 2004, four customers and three customers, respectively, each represented ten percent or more of the Company’s total revenues for combined totals of 82 percent and 69 percent of total revenues, respectively. The level of sales to any one of these customers may vary, and the loss of, or a decrease in the level of sales to, any one of these customers, could seriously harm the Company’s financial condition and results of operations.

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

     The Company’s business is concentrated in the SAN industry, which from time to time has been impacted by unfavorable economic conditions and reduced information technology (IT) spending rates. Accordingly, the Company’s future success, in part, depends upon the buying patterns of customers in the SAN industry, their response to current and future IT investment trends, and the continued demand by such customers for the Company’s products. The Company’s future success, in part, will depend upon its ability to enhance its existing products and to develop and introduce, on a timely basis, new cost-effective products and features that keep pace with technological developments and emerging industry standards.

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

Stock-Based Compensation.

     The Company has several stock-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004. The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), whereby the difference between the exercise price and the fair market value on the date of grant is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense is recognized in the Company’s Condensed Consolidated Statements of Operations when the exercise price of the Company’s employee stock option grants equals the market price of the underlying common stock on the date of grant, and the measurement date of the option grant is certain. The measurement date is certain when the date of grant is fixed and determinable. When the measurement date is not certain, then the Company records stock compensation expense using variable accounting under APB 25. When variable accounting is applied to stock option grants, the Company remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated under an accelerated vesting method in accordance with FASB Interpretation 28.

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

     Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS 148), amended the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The pro forma information resulting from the use of the fair value based method under SFAS 123 is as follows (in thousands except per share amounts):

	Three Months Ended
	January 29,	January 24,
	2005	2004
		(Restated)
Net income (loss) – as reported	$27,943	$(68,809)
Add: Stock-based compensation expense (benefit) included in reported net loss, net of tax	(935)	1,630
Deduct: Stock-based compensation expense determined under the fair value based method, net of tax	4,636	11,196

Pro forma net income (loss)	$22,372	$(78,375)

Basic net income (loss) per share:
As reported	$0.10	$(0.27)
Pro forma	$0.08	$(0.30)
Diluted net income (loss) per share:
As reported	$0.10	$(0.27)
Pro forma	$0.08	$(0.30)

     The assumptions used for the three months ended January 29, 2005 and January 24, 2004 are as follows:

	Three Months Ended
	January 29,	January 24,
Stock Options	2005	2004
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.0 – 3.7%	1.2 – 3.1%
Expected volatility	47.1%	57.3%
Expected life (in years)	2.9	2.6

	Three Months Ended
	January 29,	January 24,
Employee Stock Purchase Plan	2005	2004
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.0 – 2.5%	1.0 – 1.5%
Expected volatility	50.3%	61.7%
Expected life from vest date (in years)	0.5	0.5

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

Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended
	January 29,	January 24,
	2005	2004
		(Restated)
Net income (loss)	$27,943	$(68,809)
Other comprehensive income (loss):
Change in net unrealized gains (losses) on marketable equity securities and short-term investments	(2,299)	(62)
Cumulative translation adjustments	180	143

Total comprehensive income (loss)	$25,824	$(68,728)

Recent Accounting Pronouncements

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

3. Restatement of Consolidated Financial Statements

     On January 24, 2005, the Company announced that its Audit Committee completed an internal review regarding the Company’s stock option granting process. In connection with this internal review, the Company recorded internal review costs of $3.7 million during the three months ended January 29, 2005. As a result of certain findings of the review, the Company determined that certain of its historical financial statements required restatement.

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

     As a result of the stock compensation adjustments, the Company’s deferred tax assets previously recognized have now been fully reserved. The Company expects to realize a tax benefit in future reporting periods when it is able to utilize net operating loss carryforwards to offset future taxable income.

Impact of the Financial Statement Adjustments on the Condensed Consolidated Statements of Operations

     The following table presents the impact of the financial statement adjustments on the Company’s previously reported condensed consolidated statements of operations for the three months ended January 24, 2004.

	Three Months Ended January 24, 2004
	Previously
	Reported (1)	Adjustments (2)	As Restated
Net revenues	$145,040	$—	$145,040
Cost of revenues	67,398	222	67,620

Gross margin	77,642	(222)	77,420

Operating expenses:
Research and development	36,190	788	36,978
Sales and marketing	26,336	244	26,580
General and administrative	5,741	192	5,933
Amortization of deferred stock compensation	184	—	184
Restructuring costs	(368)	—	(368)
Lease termination charge and other, net	75,591	—	75,591

Total operating expenses	143,674	1,224	144,898

Loss from operations	(66,032)	(1,446)	(67,478)
Interest and other income, net	4,525	—	4,525
Interest expense	(2,670)	—	(2,670)
Gain on repurchases of convertible subordinated debt	521	—	521

Loss before benefit from income taxes	(63,656)	(1,446)	(65,102)
Income tax provision (benefit)	(26,897)	30,604	3,707

Net loss	$(36,759)	$(32,050)	$(68,809)

Net loss per share – Basic and Diluted	$(0.14)	$(0.12)	$(0.27)

Shares used in per share calculation – Basic and Diluted	257,796	257,796	257,796

(1)	Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

(2)	Adjustments reflect stock-based compensation expense associated with stock options subject to variable accounting under APB 25 and changes in the Company’s tax provision as a result of a full valuation allowance applied against deferred tax assets related to stock option tax benefits.

4. Restructuring Costs

Fiscal 2004 Second Quarter Restructuring

     During the three months ended May 1, 2004, the Company implemented a restructuring plan designed to optimize the Company’s business model to drive improved profitability through reduction of headcount as well as certain structural changes in the business. The plan announced on May 19, 2004 encompassed organizational changes, which included a reduction in force of 110 people, or nine percent of the Company’s then workforce. As a result, the Company recorded $10.5 million in restructuring costs consisting of severance and benefit charges, equipment impairment charges, and contract termination and other charges. Severance and benefits charges of $7.5 million consisted of severance and related employee termination costs, including outplacement services, associated with the reduction of the Company’s workforce. Equipment impairment charges of $1.2 million primarily consisted of excess equipment that is no longer being used as a result of the restructuring program. Contract termination and other charges of $1.7 million were primarily related to the cancellation of certain contracts in connection with the restructuring of certain business functions.

     Remaining accrued liabilities related to the Company’s fiscal 2004 second quarter restructuring program are included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. During the three months ended October 30, 2004, the Company recorded a reduction of $1.0 million to restructuring costs, primarily because actual payments were lower than the estimated amount. No other material changes in estimates were made to the fiscal 2004 second quarter restructuring accrual. The Company expects to pay or otherwise substantially settle the remaining accrued liabilities during the fiscal year 2005.

     The following table summarizes the total restructuring costs incurred and charged to restructuring expense during the second quarter of fiscal year 2004, costs paid or otherwise settled, and the remaining unpaid or otherwise unsettled accrued liabilities (in thousands) as of January 29, 2005:

		Contract
	Severance	Terminations	Equipment
	and Benefits	and Other	Impairment	Total
Restructuring costs incurred	$7,480	$1,740	$1,241	$10,461
Cash payments	(5,661)	(1,692)	—	(7,353)
Non-cash charges	—	—	(1,241)	(1,241)
Adjustments	(981)	(48)	—	(1,029)

Remaining accrued liabilities at October 30, 2004	838	—	—	838
Cash payments	(496)	—	—	(496)

Remaining accrued liabilities at January 29, 2005	$342	$—	$—	$342

5. Balance Sheet Details

     The following tables provide details of selected balance sheet items (in thousands):

	January 29,	October 30,
	2005	2004
Inventories:
Raw materials	$2,177	$1,950
Finished goods	4,756	3,647

Total	$6,933	$5,597

Property and equipment, net:
Computer equipment and software	$64,462	$63,524
Engineering and other equipment	112,054	111,109
Furniture and fixtures	4,394	4,429
Leasehold improvements	39,723	39,520
Land and building	30,000	30,000

	250,633	248,582
Less: Accumulated depreciation and amortization	(131,657)	(123,881)

Total	$118,976	$124,701

Other accrued liabilities:
Income taxes payable	$31,578	$27,769
Accrued warranty	1,971	4,669
Inventory purchase commitments	7,188	4,326
Accrued sales programs	9,461	8,231
Accrued restructuring	342	866
Other	12,468	14,107

Total	$63,008	$59,968

     Leasehold improvements as of January 29, 2005 and October 30, 2004, are shown net of estimated asset impairments related to facilities lease losses (see Note 7).

6. Investments and Equity Securities

     The following tables summarize the Company’s investments and equity securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
January 29, 2005
U.S. government agencies and municipal obligations	$314,352	$16	$(1,335)	$313,033
Corporate bonds and notes	225,139	16	(2,497)	222,658
Equity securities	694	118	—	812

Total	$540,185	$150	$(3,832)	$536,503

Reported as:
Short-term investments				$248,614
Other current assets				812
Long-term investments				287,077

Total				$536,503

October 30, 2004
U.S. government agencies and municipal obligations	$526,953	$1,307	$(972)	$527,288
Corporate bonds and notes	130,604	146	(505)	130,245
Equity securities	694	164	—	858

Total	$658,251	$1,617	$(1,477)	$658,391

Reported as:
Short-term investments				$406,933
Other current assets				858
Long-term investments				250,600

Total				$658,391

     For the three months ended January 29, 2005 and January 24, 2004, total gains realized on the sale of investments or marketable equity securities were zero and $0.2 million, respectively. As of January 29, 2005 and October 30, 2004, net unrealized holding gains (losses) of $(3.7) million and $0.1 million, respectively, were included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets.

     The following table summarizes the maturities of the Company’s investments in debt securities issued by United States government agencies, municipal government obligations, and corporate bonds and notes as of January 29, 2005 (in thousands):

	Amortized	Fair
	Cost	Value
Less than one year	$249,024	$248,614
Due in 1 – 2 years	170,130	168,374
Due in 2 – 3 years	120,337	118,703

Total	$539,491	$535,691

7. Liabilities Associated with Facilities Lease Losses

Lease Termination Charge and Other, Net

     On November 18, 2003, the Company purchased a building located near its San Jose headquarters. This 194,000 square foot facility was previously leased, and certain unused portions of the facility were previously reserved and included in the facilities lease losses liability noted below. The total consideration for the building purchase was $106.8 million plus transaction costs, consisting of the purchase of land and building valued at $30.0 million and a lease termination fee of $76.8 million. The fair value of the land and building as of the purchase date was determined based on the estimated fair value of the land and building. As a result of the building purchase, during the first quarter of fiscal 2004, the Company recorded adjustments of $23.7 million to the previously recorded facilities lease loss reserve, deferred rent, and leasehold improvement impairments related to the purchased facility.

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

     The following table summarizes the activity related to the lease termination charge and other, net incurred in the first three months ended January 24, 2004 (in thousands):

Lease termination charge	$76,800
Closing costs and other related charges	1,234
Reversal of previously recorded lease loss reserve	(16,933)
Reversal of previously recorded leasehold impairment reserve	(2,954)
Reversal of previously recorded deferred rent liability	(3,844)
Additional reserve booked as a result of facilities consolidation	20,855
Asset impairments associated with facilities consolidation	433

Total lease termination charge and other, net	$75,591

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

     As previously described, in November 2003 the Company purchased a previously leased building. In addition, the Company consolidated the engineering organization and development, test and interoperability laboratories into the purchased facilities and vacated other existing leased facilities. As a result, the Company recorded adjustments to the previously recorded facilities lease loss reserve, deferred rent and leasehold improvement impairments, and recorded additional reserves in connection with the facilities consolidation.

     The following table summarizes the activity related to the facilities lease losses reserve, net of expected sublease income (in thousands), as of January 29, 2005:

Lease Loss
Reserve
Reserve balances at October 30, 2004	$22,476
Cash payments on facilities leases	(1,402)
Non-cash charges	(33)

Reserve balances at January 29, 2005	$21,041

     Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2010.

8. Convertible Subordinated Debt

     On December 21, 2001, and January 10, 2002, the Company sold, in private placements pursuant to Section 4(2) of the Securities Act of 1933, as amended, an aggregate of $550 million in principal amount, two percent convertible subordinated notes due January 2007 (the notes or convertible subordinated debt). The initial purchasers purchased the notes from the Company at a discount of 2.25 percent of the aggregate principal amount. Holders of the notes may, in whole or in part, convert the notes into shares of the Company’s common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (approximately 8.0 million shares may be issued upon conversion based on outstanding debt of $348.1 million as of January 29, 2005) at any time prior to maturity on January 1, 2007. At any time on or after January 5, 2005, the Company may redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price
Beginning on January 5, 2005 and ending on December 31, 2005	100.80%
Beginning on January 1, 2006 and ending on December 31, 2006	100.40%
On January 1, 2007 and thereafter	100.00%

     The Company is required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Debt issuance costs of $12.4 million are being amortized over the term of the notes. The amortization of debt issuance costs will accelerate upon early redemption or conversion of the notes. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures. As of January 29, 2005, the remaining balance of unamortized debt issuance costs was $3.0 million.

     During the first quarter of fiscal years 2005 and 2004, the Company repurchased $4.2 million and $9.2 million in face value of its convertible subordinated debt, respectively, on the open market. For the three months ended January 29, 2005, the Company paid an average of $0.955 on each dollar of face value for an aggregate purchase price of $4.0 million, which resulted in a pre-tax gain of $0.15 million. For the three months ended January 24, 2004, the Company paid an average of $0.93 on each dollar of face value for an aggregate purchase price of $8.6 million, which resulted in a pre-tax gain of $0.5 million. To date, the Company has repurchased a total of $201.9 million in face value of its convertible subordinated notes. As of January 29, 2005, the remaining balance outstanding of the convertible subordinated debt was $348.1 million.

     The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On January 28, 2005, the average bid and ask price on the Portal Market of the notes was 95.25, resulting in an aggregate fair value of approximately $331.6 million.

9. Commitments and Contingencies

Leases

     The Company leases its facilities and certain equipment under various operating lease agreements expiring through August 2010. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $8.3 million as security for the leases. Future minimum lease payments under all non-cancelable operating leases as of January 29, 2005 were $78.3 million. In addition to base rent, many of the facilities lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.

     As of January 29, 2005, the Company had recorded $21.0 million in facilities lease loss reserves related to future lease commitments, net of expected sublease income (see Note 7).

Product Warranties

     The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience. The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. For the three months ended January 29, 2005, the Company recorded a warranty benefit of approximately $1.9 million as a result of a change in warranty terms with a customer. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the three months ended January 29, 2005 (in thousands):

Accrued
Warranty
Balance at October 30, 2004	$4,669
Liabilities accrued for warranties issued during the period	281
Warranty claims paid during the period	(104)
Changes in liability for pre-existing warranties during the period	(2,875)

Balance at January 29, 2005	$1,971

     In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of January 29, 2005, there have been no known events or circumstances that have resulted in an indemnification related liability to the Company.

Manufacturing and Purchase Commitments

     The Company has manufacturing agreements with Solectron Corporation (Solectron) and Hon Hai Precision Industry Co. (Foxconn) under which the Company provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to the Company’s customers. The required lead-time for placing orders with both Solectron and Foxconn depends on the specific product. As of January 29, 2005, the Company’s aggregate commitment to Solectron and Foxconn for inventory components used in the manufacture of Brocade products was $56.7 million, net of purchase commitment reserves of $7.2 million, which the Company expects to utilize during future normal ongoing operations. The Company’s purchase orders placed with Solectron and Foxconn are cancelable, however if cancelled, the agreements with Solectron and Foxconn require the Company to purchase from Solectron and Foxconn all inventory components not returnable, usable by, or sold to, other customers of Solectron or Foxconn. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations.

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

     Revenues are attributed to geographic areas based on the location of the customer to which products are shipped. Domestic revenues include sales to certain OEM customers who take possession of Brocade products domestically and then distribute these products to their international customers. Domestic and international revenues were approximately 66 percent and 34 percent of total revenues, respectively, for the three months ended January 29, 2005. Domestic and international revenues were approximately 63 percent and 37 percent of total revenues, respectively, for the three months ended January 24, 2004. To date, service revenue has not exceeded 10 percent of total revenues. Identifiable assets located in foreign countries were not material as of January 29, 2005 and October 30, 2004. For the three months ended January 29, 2005, four customers accounted for 82 percent of total revenues. For the three months ended January 24, 2004, three customers accounted for 69 percent of total revenues.

11. Net Income (Loss) per Share

     The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended
	January 29,	January 24,
	2005	2004
Net income (loss)	$27,943	$(68,809)

Basic and diluted net income (loss) per share:
Weighted-average shares of common stock outstanding	266,391	258,281
Less: Weighted-average shares of common stock subject to repurchase	(173)	(485)

Weighted-average shares used in computing basic net income (loss) per share	266,218	257,796
Dilutive effect of common share equivalents	5,549	—

Weighted-average shares used in computing diluted net loss per share	271,767	257,796

Basic net income (loss) per share	$0.10	$(0.27)

Diluted net income (loss) per share	$0.10	$(0.27)

     For the three months ended January 29, 2005, potential common shares in the form of stock options to purchase 2.4 million weighted-average shares of common stock were antidilutive and, therefore, not included in the computation of diluted earnings per share. For the three months ended January 24, 2004, stock options outstanding of 47.5 million shares were antidilutive as the Company had net loss for the period, and therefore, not included in the computation of diluted earnings per share. In addition, for the three months ended January 29, 2005 and January 24, 2004, potential common shares resulting from the potential conversion, on a weighted average basis, of the Company’s convertible subordinated debt of 8.0 million and 9.9 million common shares, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements. These forward-looking statements include predictions regarding our future:

•	revenues and profits, including average selling price per port and number of ports shipped;

•	gross margin;

•	new products and market opportunity;

•	customer concentration;

•	research and development expenses;

•	sales and marketing expenses;

•	general and administrative expenses;

•	pricing and cost reduction activities;

•	income tax provision and effective tax rate;

•	cash flows from employee participation in employee stock programs;

•	liquidity and sufficiency of existing cash, cash equivalents, and short-term investments for near-term requirements;

•	purchase commitments;

•	product development and transitions;

•	competition and competing technology;

•	stock price;

•	internal controls;

•	outcomes of litigation; and

•	financial condition and results of operations as a result of recent accounting pronouncements.

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

     The following information should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in Item 1 of this Quarterly Report, and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 30, 2004.

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

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of our financial statements described above. The results set forth below for the three months ended January 24, 2004 differ from those previously reported in our Form 10-Q for the three months ended January 24, 2004.

Results of Operations

     The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

	Three Months Ended
	January 29,	January 24,
	2005	2004
		Restated (1)
Net revenues	100.0%	100.0%
Cost of revenues	39.9	46.6

Gross margin	60.1	53.4

Operating expenses:
Research and development	19.6	25.5
Sales and marketing	15.4	18.4
General and administrative	4.1	4.1
Internal review costs	2.3	—
Amortization of deferred stock compensation	0.1	0.1
Restructuring costs	—	(0.3)
Lease termination charge and other, net	—	52.1

Total operating expenses	41.5	99.9

Income (loss) from operations	18.6	(46.5)
Interest and other income, net	3.3	3.1
Interest expense	(1.4)	(1.8)
Gain on repurchases of convertible subordinated debt	0.1	0.4

Income (loss) before provision for income taxes	20.6	(44.8)
Income tax provision	3.3	2.6

Net income (loss)	17.3%	(47.4)%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

     Revenues. Our revenues are derived primarily from sales of our SilkWorm family of products. Our SilkWorm products, which range in size from 8 ports to 128 ports, connect servers and storage devices creating a storage area network (SAN). Net revenues for the three months ended January 29, 2005 were $161.6 million, an increase of 11 percent compared with net revenues of $145.0 million for the three months ended January 24, 2004. The increase in net revenues reflected a 32 percent increase in the number of ports shipped, partially offset by a 21 percent decline in average selling price per port. We believe the increase in the number of ports shipped reflects higher demand for our products as end-users continue to consolidate storage and servers infrastructures using SANs, expand SANs to support more applications, and deploy SANs in new environments. We also believe some of the increase in ports shipped reflects the stocking of new products by our OEM customers.

     Historically, domestic revenues have been between 60 percent and 75 percent of total revenues. Domestic and international revenues were approximately 66 percent and 34 percent of total revenues, respectively, for the three months ended January 29, 2005, compared to 63 percent and 37 percent of total revenues, respectively, for the three months ended January 24, 2004. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM customers.

     A significant portion of our revenues is concentrated among a relatively small number of customers. For the three months ended January 29, 2005, four customers each represented ten percent or more of our total revenues for combined totals of 82 percent of total revenues. For the three months ended January 24, 2004, three customers each represented ten percent or more of our total revenues for combined totals of 69 percent of total revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of customers. Therefore, the loss of, or a decrease in the level of sales to, any one of these customers could seriously harm our financial condition and results of operations.

     Gross margin. Gross margin for the three months ended January 29, 2005 was 60.1 percent, compared with 53.4 percent for the three months ended January 24, 2004. Cost of goods sold consists of product costs, which are variable, and manufacturing operations costs, which are generally fixed. For the three months ended January 29, 2005, product costs relative to net revenues decreased by 2.5 percent, primarily due to a $1.9 million warranty benefit related to a change in warranty terms with a customer recorded in the three months ended January 29, 2005, and decreases in component and manufacturing costs. Manufacturing operations costs relative to net revenues decreased by 3.9% principally due to increases in net revenues and savings from the restructuring programs we implemented during the second quarter of fiscal year 2004 (see Note 4, “Restructuring Costs,” of the Notes to Condensed Consolidated Financial Statements). In addition, gross margin increased by 0.3% due to lower variable stock-based compensation expense in the three months ended January 29, 2005 primarily as a result of changes in the market value of our common stock.

     Gross margin is primarily affected by average selling price per port, number of ports shipped, and cost of goods sold. We expect that average selling price per port for our products will continue to decline at rates consistent with the rates we experienced in the three months ended January 29, 2005, unless they are further affected by accelerated pricing pressures, new product introductions by us or our competitors, or other factors that may be beyond our control. We believe that we have the ability to partially mitigate the effect of declines in average selling price per port on gross margins through our product and manufacturing operations cost reductions.

     During fiscal year 2003, the average unit selling prices of our products began to decline at a faster pace than we had previously experienced. If this dynamic reoccurs, we may not be able to reduce our costs fast enough to prevent a decline in our gross margins. In addition, we must also maintain or increase current volume of ports shipped to maintain our current gross margins. If we are unable to offset future reductions of average selling price per port with reductions in product and manufacturing operations costs, or if as a result of future reductions in average selling price per port our revenues do not grow, our gross margins would be negatively affected.

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

     For the three months ended January 29, 2005, R&D expenses decreased by $5.3 million, or 14 percent, to $31.7 million, compared with $37.0 million for the three months ended January 24, 2004. This decrease is primarily due to a $5.4 million decrease in salaries and related expenses related to the restructuring programs we implemented in the second quarter of fiscal year 2004, and a $1.5 million decrease in variable stock-based compensation expense as a result of changes in the market value of our common stock. The decreases in R&D expenses were partially offset by a $2.4 million increase in expenses related to new product development spending.

     Excluding the effect of variable stock-based compensation related charges, which will vary depending on the changes in the market value of our common stock, we currently anticipate that R&D expenses for the three months ending April 30, 2005 will increase in absolute dollars primarily resulting from additional spending related to new product development.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses.

     For the three months ended January 29, 2005, Sales and marketing expenses decreased by $1.8 million, or seven percent, to $24.8 million, compared with $26.6 million for the three months ended January 24, 2004. This decrease is primarily due to a $1.1 million decrease in travel and marketing program expenses resulting from various cost-cutting actions, and a $0.5 million decrease in variable stock-based compensation expense as a result of changes in the market value of our common stock.

     Excluding the effect of variable stock-based compensation related charges, which will vary depending on the changes in the market value of our common stock, we currently anticipate that sales and marketing expenses for the three months ending April 30, 2005 will increase in absolute dollars, primarily resulting from additional salaries and related expenses.

     General and administrative expenses. General and administrative (G&A) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, accounting and professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses.

     G&A expenses increased by $0.7 million, or 12 percent, to $6.7 million for the three months ended January 29, 2005, compared with $5.9 million for the three months ended January 24, 2004. This increase in G&A expenses is primarily due to a $0.8 million increase in professional service fees primarily related to non-recurring litigation fees, offset by a $0.4 million decrease in variable stock-based compensation expense as a result of changes in the market value of our common stock.

     Excluding the effect of variable stock-based compensation related charges, which will vary depending on the changes in the market value of our common stock, we currently anticipate that G&A expenses for the three months ending April 30, 2005 will remained consistent or decrease in absolute dollars resulting from a decrease in professional service fees.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation was $0.1 million and $0.2 million for the three months ended January 29, 2005 and January 24, 2004, respectively. In the second quarter of fiscal 2003, we recorded $1.7 million of deferred stock compensation in connection with our acquisition of Rhapsody. The $1.7 million of deferred stock compensation represented the intrinsic value of unvested restricted common stock and assumed stock options, and is being amortized over the respective remaining service periods on a straight-line basis. As of January 29, 2005, the remaining unamortized balance of this deferred stock compensation was $0.1 million.

     In addition to the deferred stock compensation connected with our acquisition of Rhapsody, we have recorded deferred stock compensation arising from stock option grants subject to variable accounting and restricted stock award grants to certain employees. Compensation expense resulting from these non-acquisition related grants are included in cost of sales, R&D, sales and marketing, or G&A, based on the department of the employee receiving the award. Accordingly, amortization of deferred stock compensation does not include the compensation expense arising from these awards.

     Total stock-based compensation expense (benefit) recognized for the quarters ended January 29, 2005, and January 24, 2004 was $(0.9) million and $1.6 million, respectively. Stock-based compensation expense related to stock options subject to variable accounting will vary significantly as a result of future changes in the market value of our common stock. The decrease in stock-based compensation during the three months ended January 29, 2005 as compared to the three months ended January 24, 2004 is due to a decrease in the market value of our common stock during the first quarter of fiscal year 2005.

     Internal review costs. On January 24, 2005, we announced that our Audit Committee completed an internal review regarding stock option granting practices. As a result of certain findings of the review, we determined that certain of our historical financial statements required restatement. In connection with this internal review, we recorded internal review costs of $3.7 million, primarily related to professional service fees, during the three months ended January 29, 2005. We did not incur any internal review costs during the three months ended January 24, 2004.

     Restructuring costs. During the three months ended January 24, 2004, we recorded a reduction of $0.4 million to restructuring costs related to our other previously recorded restructuring liability, primarily due to a lower than expected outcome related to outplacement costs (see Note 4, “Restructuring Costs,” of the Notes to Condensed Consolidated Financial Statements). We did not incur any restructuring costs during the three months ended January 29, 2005.

     Lease termination charge and other, net. During the three months ended January 24, 2004, we purchased a previously leased building located near our San Jose headquarters for $106.8 million in cash plus transaction costs, consisting of the purchase of land and building valued at $30.0 million and a lease termination fee of $76.8 million. The 194,000 square foot facility, which houses our engineering organization and development, test and interoperability laboratories, was previously leased. As a result of the building purchase, during the first quarter of fiscal year 2004, we recorded adjustments to the previously recorded facilities lease loss reserve and recorded a charge of $75.6 million primarily related to lease termination, facilities consolidation and other associated costs (see Note 7, “Liabilities Associated with Facilities Lease Losses,” of the

Notes to Condensed Consolidated Financial Statements). We did not incur any lease termination charge during the three months ended January 29, 2005.

     Interest and other income, net. Interest and other income, net increased to $5.2 million for the three months ended January 29, 2005, compared with $4.5 million for the three months ended January 24, 2004. The increase is primarily the result of higher average rates of return due to investment mix, increase in interest rates, and higher average cash, cash equivalent and investment balances.

     Interest expense. Interest expense was $2.2 million for the three months ended January 29, 2005, compared with $2.7 million for the three months ended January 24, 2004. Interest expense primarily represents the interest cost associated with our two percent convertible subordinated notes due 2007. The decrease was primarily the result of the repurchases of our convertible subordinated debt, resulting in a lower aggregate amount of debt outstanding as of January 29, 2005. The balance outstanding of our convertible subordinated debt as of January 29, 2005 and January 24, 2004 was $348.1 million and $433.7 million, respectively.

     Gain on repurchases of convertible subordinated debt. During the three months ended January 29, 2005 and January 24, 2004, we repurchased $4.2 million and $9.2 million in face value of our two percent convertible subordinated notes due 2007 (the notes or convertible subordinated debt), respectively, on the open market. For the three months ended January 29, 2005, we paid an average of $0.955 on each dollar of face value for an aggregate purchase price of $4.0 million, which resulted in a pre-tax gain of $0.15 million. For the three months ended January 24, 2004, we paid an average of $0.93 on each dollar of face value for an aggregate purchase price of $8.6 million, which resulted in a pre-tax gain of $0.5 million.

     Provision for income taxes. For the three months ended January 29, 2005, we recorded an income tax provision of $5.3 million, compared to a provision of $3.7 million for the three months ended January 24, 2004. Our income tax provision is composed of US alternative minimum tax and foreign income taxes. Brocade has a full valuation allowance against its deferred tax assets. Any US tax liability over the level of alternative minimum tax is reduced through the utilization of existing deferred tax assets, and the corresponding valuation allowance is reduced as those assets are utilized. We expect to continue to record an income tax provision for US alternative minimum tax and foreign income taxes. To the extent that our estimates of book to tax differences differ from the actual year-end amounts, or international revenues and earnings differ from those historically achieved, a factor largely influenced by the buying behavior of our OEM partners, or unfavorable changes in tax laws and regulations occur, our income tax provision could change.

Liquidity and Capital Resources

     Cash, cash equivalents, short-term investments and long-term investments were $778.0 million as of January 29, 2005. For the three months ended January 29, 2005, we generated $35.2 million in cash from operating activities, primarily related to net income and non-cash expense items, including depreciation and amortization, offset by an increase in accounts receivable. Days sales outstanding in accounts receivable for the three months ended January 29, 2005 was 58 days, compared with 49 days for the three months ended January 24, 2004.

     Net cash provided by investing activities for the three months ended January 29, 2005 totaled $110.2 million and was the result of $116.0 million in net proceeds of short, long-term, and other non-marketable equity investments, offset by $5.8 million cash invested in capital equipment.

     Net cash provided by financing activities for the three months ended January 29, 2005 was $17.4 million, and was the result of $21.4 million in net proceeds from the issuance of common stock related to employee participation in employee stock programs and exercises of stock options, partially offset by $4.0 million cash used for repurchases of our convertible subordinated debt.

     Net proceeds from the issuance of common stock related to employee participation in employee stock programs have historically been a significant component of our liquidity. The extent to which our employees participate in these programs generally increases or decreases based upon changes in the market price of our common stock. As a result, our cash flows resulting from the issuance of common stock related to employee participation in employee stock programs will vary and cannot be predicted. As a result of our voluntary stock option exchange program, which was completed in July 2003, we do not expect to generate significant cash flow from the issuance of common stock related to the employee participation in employee stock programs during fiscal year 2005 unless our future common stock price exceeds $6.54 per share.

     We have manufacturing agreements with Solectron and Foxconn under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. The required lead-time for placing orders with both Solectron and Foxconn depends on the specific product. As of January 29, 2005, our aggregate commitment to Solectron and Foxconn for inventory components used in the manufacture of Brocade products was $56.7 million, net of purchase commitment reserves of $7.2 million, which we expect to utilize during future normal ongoing operations. Although the purchase orders we place with Solectron and Foxconn are cancelable, the terms of the agreements require us to purchase from Solectron and Foxconn all inventory components not returnable or usable by, or sold to, other customers of Solectron or Foxconn. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations.

     On December 21, 2001, and January 10, 2002, we sold $550 million in aggregate principal amount of our convertible subordinated debt (see note 8, “Convertible Subordinated Debt,” of the Notes to Condensed Consolidated Financial Statements). Holders of the notes may, in whole or in part, convert the notes into shares of our common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (aggregate of approximately 8.0 million shares based on outstanding debt of $348.1 million as of January 29, 2005) at any time prior to maturity on January 1, 2007. At any time on or after January 5, 2005, we may redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price
Beginning on January 5, 2005 and ending on December 31, 2005	100.80%
Beginning on January 1, 2006 and ending on December 31, 2006	100.40%
On January 1, 2007 and thereafter	100.00%

     We are required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Debt issuance costs of $12.4 million are being amortized over the term of the notes. The amortization of debt issuance costs will accelerate upon early redemption or conversion of the notes. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures. As of January 29, 2005, the remaining balance of unamortized debt issuance costs was $3.0 million.

     During the first quarter of fiscal years 2005 and 2004, we repurchased $4.2 million and $9.2 million in face value of our convertible subordinated notes, respectively, on the open market. As of January 29, 2005, we have repurchased a total of $201.9 million in face value of our convertible subordinated notes. As of January 29, 2005, the remaining balance outstanding of the convertible subordinated debt was $348.1 million.

     In November 2003, we purchased a previously leased building located near our San Jose headquarters, and issued a $1.0 million guarantee as part of the purchase agreements.

     The following table summarizes our contractual obligations (including interest expense) and commitments as of January 29, 2005 (in thousands):

		less than				After
	Total	1 year		1-3 years		3 years
Contractual Obligations:
Convertible subordinated notes, including interest	$362,033		$6,962		$355,071		$—
Non-cancelable operating leases	78,344		17,187		27,000		34,157
Unconditional purchase obligations, gross	63,909		63,909		—		—

Total contractual cash obligations	$504,286		$88,058		$382,071		$34,157

Other Commitments:
Standby letters of credit	$8,343	$	n/a	$	n/a	$	n/a

Guarantee	$1,015	$	n/a	$	n/a	$	n/a

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

     We depend on recurring purchases from a limited number of large OEM partners for the majority of our revenue. As a result, these large OEM partners have a significant influence on our quarterly and annual financial results. Our agreements with our OEM partners are typically cancelable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. For the three months ended January 29, 2005, four customers each represented ten percent or more of our total revenues for a combined total of 82 percent. We anticipate that our revenues and operating results will continue to depend on sales to a relatively small number of customers. The loss of any one significant customer, or a decrease in the level of sales to any one significant customer, or unsuccessful quarterly negotiation on key terms, conditions or timing of purchase orders placed during a quarter, could seriously harm our business and financial results.

     In addition, some of our OEM partners purchase our products for their inventories in anticipation of customer demand. These OEM partners make decisions to purchase inventory based on a variety of factors, including their product qualification cycles and their expectations of end customer demand, which may be affected by seasonality and their internal supply management objectives. Others require that we maintain inventories of our products in hubs adjacent to their manufacturing facilities and purchase our products only as necessary to fulfill immediate customer demand. If more of our OEM partners transition into a hub model, form partnerships, alliances or agreements with other companies that diverts business away from us, or otherwise change their business practices, their ordering patterns may become less predictable. Consequently, changes in ordering pattern may affect both the timing and volatility of our reported revenues. The timing of sales to our OEM partners, and consequently the timing and volatility of our reported revenues, may be further affected by the product introduction schedules of our OEM partners. Our OEM partners may delay or postpone their product orders in order to coordinate receipt of our products with their product introduction schedules. We also may be exposed to higher risks of obsolete or excess inventories.

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

     We provide product forecasts to our contract manufacturers and place purchase orders with them in advance of the scheduled delivery of products to our customers. In preparing sales and demand forecasts, we rely largely on input from our distribution partners. Therefore, if our distribution partners are unable to accurately forecast demand, or if we fail to effectively communicate with our distribution partners about end-user demand or other time-sensitive information, sales and demand forecasts may not reflect the most accurate, up-to-date information. If these forecasts are inaccurate we may be unable to obtain from our contract manufacturers adequate manufacturing capacity to meet customers’ delivery requirements, or we may accumulate excess inventories. Furthermore, we may not be able to identify forecast discrepancies until late in our fiscal quarter. Consequently, we may not be able to make adjustments to our business model. If we are unable to obtain adequate manufacturing capacity from our contract manufacturers, if we accumulate excess inventories, or if we are unable to make necessary adjustments to our business model, our business and financial results may be negatively affected. In addition, although the purchase orders placed with our contract manufacturers are cancelable, in certain circumstances we could be required to purchase certain unused material not returnable, usable by, or sold to other customers if we cancel any of our orders. This purchase commitment exposure is particularly high in periods of product transition, for example, the ones we experienced in the third quarter of fiscal year 2004 with the introduction of our 3250 and 3850 switch products. If we are required to purchase unused material from our contract manufacturers, we would incur unanticipated expenses and our business and financial results could be negatively affected.

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

We are subject to an informal investigation by the SEC and may be subject to litigation arising from our recent audit committee internal review and related restatement.

     In January 2005, on management’s recommendation, our Board of Directors, in consultation with KPMG LLP, our Independent Registered Public Accounting Firm, and our advisors, concluded that our financial statements for the fiscal years ended 2002, 2003 and the nine months ended July 31, 2004, and the interim periods contained therein, should no longer be relied upon because of an error in such financial statements as addressed in Accounting Principles Board Opinion No. 20. We restated those financial statements, which appear elsewhere in our Annual Report on Form 10-K for the year ended October 30, 2004. We have been informed by the SEC that it has begun an informal investigation and we are responding to inquiries from the SEC. In addition, we may become the subject of government or private litigation. Both the SEC investigation and any litigation could require significant human and financial resources which could otherwise be devoted to the operation of our business. If we are subject to an adverse finding resulting from the SEC investigation or litigation, we could be required to pay damages or penalties or have other remedies imposed upon us. In addition, we could become the target of costly securities litigation related to other matters in the future. The SEC investigation or any litigation could adversely affect our business, results of operations, financial position and cash flows.

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

     Many of our OEM partners experience seasonality and uneven sales patterns in their businesses. For example, some of our partners close a disproportionate percentage of their sales transactions in the last month, weeks and days of each fiscal quarter; and other partners experience spikes in sales during the fourth calendar quarter of each year. Because the majority of our sales are derived from a small number of OEM partners, when they experience seasonality, we experience similar seasonality. In addition, we have experienced quarters where uneven sales patterns of our OEM partners have resulted in a significant portion of our revenue occurring in the last month of our fiscal quarter. This exposes us to additional inventory risk as we have to order products in anticipation of expected future orders. We are not able to predict the degree to which the seasonality and uneven sales patterns of our OEM partners or other customers will affect our business in the future because the historical growth of our business may have lessened the effect of this seasonality and uneven sales patterns on our business in the past.

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

     In the past we have vacated certain unused facilities and made various assumptions in recording facilities lease loss reserves, including the time period over which the facilities are expected to be vacant, expected sublease terms, expected sublease rates, anticipated future operating expenses, and expected future use of the facilities. Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future vacancy rates and lease activities for similar facilities within the area and our ability to successfully enter into subleases or lease termination agreements with terms as favorable as those assumed when arriving at our estimates. If actual results differ significantly from our estimates, or if there are changes in real estate market conditions or if it takes longer than expected to find a suitable tenant to sublease the remaining vacant facilities, we may be required to take additional charge and the financial impact could be material.

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

     We completed our acquisition of Rhapsody on January 27, 2003. As part of our business strategy, we expect to continue to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. If we buy other businesses, products or technologies in the future, we could:

•	incur significant unplanned expenses and personnel costs;

•	issue stock, or assume stock option plans that would dilute our current stockholders’ percentage ownership;

•	use cash, which may result in a reduction of our liquidity;

•	incur debt; or

•	assume liabilities.

     These purchases also involve numerous risks, including:

•	problems integrating the purchased operations, technologies, personnel or products;

•	unanticipated costs, litigation and other contingent liabilities;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering into markets in which we have no, or limited, prior experience;

•	unconsummated transactions; and

•	potential loss of our key employees or the key employees of an acquired organization.

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

     We also make operating and investment decisions based on our anticipated future expansion, which may have an adverse effect on our earnings in the short term. For example, in fiscal year 2004, we purchased a 194,000 square foot building located near our San Jose headquarters. Our building purchase has adversely affected our earnings per share for our fiscal year 2004 as we recorded a $75.6 million charge related to lease termination, facilities consolidation and other associated costs (see Note 7, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Condensed Consolidated Financial Statements).

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

     FASB’s recent change to mandate the expensing of stock options, will require us to record charges to earnings for employee stock option grants and will adversely affect our financial results. In addition, the FASB requires certain valuation models to estimate the fair value of employee stock options. These models, including the Black-Scholes option-pricing model, use varying methods, inputs and assumptions across companies. If another party asserts that the fair value of our employee stock options are misstated, securities class action litigation could be brought against us or the market price of our common stock could decline or both could occur. As a result of these changes, we could incur losses and our operating results and gross margins may be below our expectations and those of investors and stock market analysts.

Our future operating expenses may be adversely affected by changes in our stock prices.

     A portion of our outstanding stock options are subject to variable accounting under Accounting Principles Board Opinion No. 25. Under variable accounting we are required to remeasure the value of the options, and the corresponding compensation expense, at the end of each reporting period until the option is exercised, cancelled, or expires unexercised. As a result, the stock-based compensation recognized in any given period can vary substantially due to changes in the market value of our common stock. In order to illustrate the volatility associated with stock price movements we offer the following example. If the market value of our common stock at the end of the second quarter of fiscal year 2005 is $7, we will record additional compensation expense in that quarter of approximately $1.9 million. If, however the market value of our common stock at the end of the second quarter of fiscal year 2005 is $9, the compensation expense recorded will increase to $5.6 million. We are unable to predict the future market value of our common stock and therefore are unable to predict the compensation expense that we will record in future periods.

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

Interest Rate Risk

     Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at five major financial institutions in the United States. As of January 29, 2005, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.

     The following table presents the hypothetical changes in fair values of our investments as of January 29, 2005 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			As of	Given an Interest Rate
	Decrease of X Basis Points			January 29,	Increase of X Basis Points
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2005	50 BPS	100 BPS	150 BPS
U.S. government agencies and municipal obligations	$316,390	$315,261	$314,146	$313,032	$311,948	$310,870	$309,805
Corporate bonds and notes	$227,382	$225,840	$224,230	$222,659	$221,069	$219,508	$217,964

Total	$543,772	$541,101	$538,376	$535,691	$533,017	$530,378	$527,769

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

     The following table (in thousands) presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of January 29, 2005. Carrying value approximates fair value.

		Weighted
		Average
	Amount	Interest Rate
Cash and cash equivalents	$242,310	2.1%
Short-term investments	248,614	3.0%
Long-term investments	287,077	2.7%

Total	$778,001	2.6%

     Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. Therefore, we are not exposed to changes in interest rates related to our long-term debt instruments. The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On January 28, 2005, the average bid and ask price on the Portal Market of our convertible subordinated notes due 2007 was 95.25, resulting in an aggregate fair value of approximately $331.6 million. Our common stock is quoted on the Nasdaq National Market under the symbol “BRCD.” On January 28, 2005, the last reported sale price of our common stock on the Nasdaq National Market was $5.99 per share.

Equity Security Price Risk

     Our exposure to market risk due to equity security price fluctuations primarily relates to investments in marketable equity securities. These investments are principally in companies in the volatile high-technology sector. We do not attempt to reduce or eliminate the market exposure on these securities. Adverse changes in equity prices of 25 percent, 50 percent, and 75 percent would result in decreases of approximately $0.2 million, $0.4 million and $0.6 million in the fair value of marketable equity securities as of January 29, 2005, respectively. Any changes in fair value are accounted for as unrealized holding gains and losses, and are included as a separate component of accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheets, net of any related tax effect.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes employee stock repurchase activity for the three months ended January 29, 2005 (shares in thousands):

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced	Under the
	Purchased (1)	Paid Per Share	Program	Program (2)
October 31, 2004 - November 27, 2004	—	—	—	$100,000
November 28, 2004 - December 25, 2004	1	$0.01	—	100,000
December 26, 2004 - January 29, 2005	—	—	—	100,000

Total	1	$0.01	—	$100,000

(1)	The total number of shares repurchased include those shares of Brocade common stock that employees deliver back to Brocade to satisfy tax-withholding obligations at the settlement of restricted stock exercises, and upon the termination of an employee, the forfeiture of either restricted shares or unvested common stock as a result of early exercises. As of January 29, 2005, approximately 173,000 shares are subject to repurchase by Brocade.

(2)	In August 2004, our board of directors approved a share repurchase program for up to $100.0 million of our common stock. The purchases may be made, from time to time, in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of January 29, 2005, no shares had been purchased under this program.

Item 6. Exhibits

Exhibit
Number	Description of Document
2.1 (14)	Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated November 5, 2002.

2.2 (14)	First Amendment to Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated January 5, 2003.

3.1 (8)	Amended and Restated Certificate of Incorporation.

3.2 (20)	Amended and Restated Bylaws of the Registrant.

Exhibit
Number	Description of Document
3.3 (10)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc.

4.1 (1)	Form of Registrant’s Common Stock certificate.

4.2 (10)	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A.

4.3 (9)	Indenture, dated as of December 21, 2001, between Brocade and State Street Bank and Trust Company of California, N.A.

4.4 (9)	Form of Note (included in Exhibit 4.3).

4.5 (9)	Registration Rights Agreement, dated as of December 21, 2001, by and among Brocade and Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc. and Merrill Lynch Pierce Fenner and Smith Incorporated.

10.1 (1)	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers.

10.2 (1) *	1995 Equity Incentive Plan and forms of agreements thereunder.

10.3 (1) *	1998 Equity Incentive Plan and forms of agreements thereunder.

10.4 (1) *	1998 Executive Equity Incentive Plan and forms of agreements thereunder.

10.5 (7) *	Amended and Restated 1999 Director Option Plan as of April 17, 2001, and form of agreement thereunder.

10.6 (2) *	1999 Employee Stock Purchase Plan.

10.7 (2) *	1999 Stock Plan and forms of agreements thereunder.

10.8 (13) *	1999 Nonstatutory Stock Option Plan and forms of agreements thereunder, as amended.

10.9 (1)	Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade dated September 5, 1996.

10.10 (1) #	Acknowledgement between Wind River Systems, Inc. and Brocade dated April 22, 1999.

10.11 (3) #	Manufacturing Agreement between Solectron California Corporation and Brocade dated July 30, 1999.

10.12 (3)	Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999.

10.13 (5)	First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000.

10.14 (5)	Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000.

10.15 (4)	Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2000.

10.16 (5)	First Amendment to Credit Agreement between Comerica Bank-California and Brocade dated March 21, 2000.

10.17 (5)	Second Amendment to Credit Agreement between Comerica Bank-California and Brocade dated September 20, 2000.

10.18 (5)	Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000.

10.19 (5) #	Purchase Agreement between Compaq Computer Corporation and Brocade dated February 1, 2000.

10.20 (5) #	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000 (EMC Purchase Agreement).

10.21 (8) #	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000.

10.22 (14)	Extension Agreement between EMC Corporation and Brocade dated November 13, 2002.

10.23 (8) #	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999.

10.24 (8)	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade.

10.25 (8) #	Statement of Work #1 between International Business Machines Corporation and Brocade.

10.26 (8) #	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.27 (8) #	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.28 (8) #	Statement of Work #2 between International Business Machines Corporation and Brocade.

10.29 (6)	Third Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 22, 2001.

10.30 (6)	Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000.

10.31 (11) #	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.32 (11) #	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

Exhibit
Number	Description of Document
10.33 (12) +	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.34 (14) #	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.35 (14) #	Amendment No. 9 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.36 (11) #	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.

10.37 (11)	Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.

10.38 (12) +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement).

10.39 (12) +	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001.

10.40 (12)	Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002.

10.41 (12) +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement).

10.42 (12) +	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001.
10.43 (12) +	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001.

10.44 (12) +	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002.

10.45 (12) +	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002.

10.46 (14) #	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002.

10.47 (15) #	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPI Manufacturing and Purchase Agreement).

10.48 (15)	Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003.

10.49 (15) #	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003.

10.50 (15) #	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement).

10.51 (15)	Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003.

10.52 (15) #	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003.

10.53 (15) #	Amendment No. 2 to EMC Purchase Agreement between Brocade and EMC dated February 18, 2003.

10.54 (16) #	Amendment No. 3 to EMC Purchase Agreement between Brocade and EMC dated July 30, 2003.

10.55 (17) +	Amendment # 10 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.56 (17) +	Amendment # 11 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.57 (16) #	Amendment # 12 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.58 (17) #	Amendment # 13 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.59 (17) #	Amendment # 14 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.60 (17) #	Statement of Work #3 between International Business Machines Corporation and Brocade dated December 15, 2003.

10.61 (17) #	Amendment No. 4 to EMC Purchase Agreement between Brocade and EMC dated October 29, 2003.

Exhibit
Number	Description of Document
10.62 (17)	Third Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 30, 2000.

10.63 (17)	Fourth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10.64 (17)	Fifth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10.65 (17)	Sixth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10.66 (17)	Real Estate Sale and Lease Termination Agreement between EOP-Skyport I, LLC and Brocade effective November 18, 2003.

10.67 (17)	Grant Deed from EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003.

10.68 (17)	Fourth Amendment to the Skyport Plaza Declaration of Common Easements, Covenants, Conditions and Restrictions dated October 18, 2003.

10.69 (17)	Guarantee of Brocade Communications Systems, Inc. to EOP Skyport I, L.L.C dated November 18, 2003.

10.70 (17)	Right of First Offer Agreement between EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003.

10.71 (18) #	Amendment # 15 dated March 26, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.72 (18) #	Amendment No. 6 dated April 27, 2004 to EMC Purchase Agreement between Brocade and EMC.

10.73 (19) +	Amendment No. 5 dated May 4, 2004 to EMC Purchase Agreement between Brocade and EMC

10.74 (19) +	Amendment # 16 dated May 14, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.75 (19) +	Amendment # 17 dated July 8, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.76 (19) +	Amendment # 1 dated May 12, 2004 to Statement of Work #3 between International Business Machines Corporation and Brocade.

10.77 (20)+	Amendment # 18 dated October 5, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.78 (20)+	Amendment No. 7 dated July 28, 2004 to EMC Purchase Agreement between Brocade and EMC.

10.79 (20)+	Amendment No. 8 dated November 1, 2004 to EMC Purchase Agreement between Brocade and EMC.

10.80 (20)+	Amendment #1 dated November 2, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002.

10.81 (20)+	Amendment #2 dated October 27, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002.

10.82 (20)*	Senior Leadership Plan

10.83 (20)*	Employment Letter for Antonio Canova

10.84 (20)*	Employment Letter for Michael Klayko

10.85 (20)*	Employment Letter for Don Jaworski

10.86 (20)*	Employment Letter for James Lalonde

10.87 (20)*	Change of Control arrangements with Paul Bonderson

10.88 +	Amendment # 19 dated January 28, 2005 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.89 +	Amendment #3 dated November 22, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002.

10.90*	Change of Control Retention Agreement entered into by Brocade Communications Systems, Inc. and Michael Klayko.

10.91*	Form of Change of Control Retention Agreement entered into by Brocade Communications Systems, Inc. and each of Antonio Canova, Don Jaworski, T.J. Grewal, Jay Kidd, Michael Vescuso, Luc Moyen and Tom Buiocchi.

10.92 (21)*	Terms of Employment Agreement with Gregory L. Reyes.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

Exhibit
Number	Description of Document
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(2)	Incorporated by reference from Brocade’s Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000.

(3)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended.

(4)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000.

(5)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

(6)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001.

(7)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2001.

(8)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001.

(9)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002.

(10)	Incorporated by reference from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002.

(11)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002.

(12)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002.

(13)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002.

(14)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2003.

(15)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003.

(16)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 25, 2003.

(17)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 24, 2004.

(18)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004.

(19)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004.

(20)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004.

(21)	Incorporated by reference from Brocade’s Current Report on Form 8-K filed on February 21, 2005.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROCADE COMMUNICATIONS SYSTEMS, INC.
Date: March 9, 2005	By:	/s/ ANTONIO CANOVA
Antonio Canova
Vice President, Administration and Chief Financial Officer

Exhibit Index

Exhibit
Number	Description of Document
2.1 (14)	Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated November 5, 2002.

2.2 (14)	First Amendment to Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated January 5, 2003.

3.1 (8)	Amended and Restated Certificate of Incorporation.

3.2 (20)	Amended and Restated Bylaws of the Registrant.

3.3 (10)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc.

4.1 (1)	Form of Registrant’s Common Stock certificate.

4.2 (10)	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A.

4.3 (9)	Indenture, dated as of December 21, 2001, between Brocade and State Street Bank and Trust Company of California, N.A.

4.4 (9)	Form of Note (included in Exhibit 4.3).

4.5 (9)	Registration Rights Agreement, dated as of December 21, 2001, by and among Brocade and Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc. and Merrill Lynch Pierce Fenner and Smith Incorporated.

10.1 (1)	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers.

10.2 (1) *	1995 Equity Incentive Plan and forms of agreements thereunder.

10.3 (1) *	1998 Equity Incentive Plan and forms of agreements thereunder.

10.4 (1) *	1998 Executive Equity Incentive Plan and forms of agreements thereunder.

10.5 (7) *	Amended and Restated 1999 Director Option Plan as of April 17, 2001, and form of agreement thereunder.

10.6 (2) *	1999 Employee Stock Purchase Plan.

10.7 (2) *	1999 Stock Plan and forms of agreements thereunder.

10.8 (13) *	1999 Nonstatutory Stock Option Plan and forms of agreements thereunder, as amended.

10.9 (1)	Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade dated September 5, 1996.

10.10 (1) #	Acknowledgement between Wind River Systems, Inc. and Brocade dated April 22, 1999.

10.11 (3) #	Manufacturing Agreement between Solectron California Corporation and Brocade dated July 30, 1999.

10.12 (3)	Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999.

10.13 (5)	First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000.

10.14 (5)	Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000.

10.15 (4)	Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2000.

10.16 (5)	First Amendment to Credit Agreement between Comerica Bank-California and Brocade dated March 21, 2000.

10.17 (5)	Second Amendment to Credit Agreement between Comerica Bank-California and Brocade dated September 20, 2000.

10.18 (5)	Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000.

10.19 (5) #	Purchase Agreement between Compaq Computer Corporation and Brocade dated February 1, 2000.

10.20 (5) #	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000 (EMC Purchase Agreement).

10.21 (8) #	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000.

10.22 (14)	Extension Agreement between EMC Corporation and Brocade dated November 13, 2002.

10.23 (8) #	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999.

10.24 (8)	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade.

10.25 (8) #	Statement of Work #1 between International Business Machines Corporation and Brocade.

10.26 (8) #	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.27 (8) #	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.28 (8) #	Statement of Work #2 between International Business Machines Corporation and Brocade.

10.29 (6)	Third Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 22, 2001.

10.30 (6)	Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000.

10.31 (11) #	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.32 (11) #	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

Exhibit
Number	Description of Document
10.33 (12) +	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.34 (14) #	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.35 (14) #	Amendment No. 9 to Statement of Work No. 1 between International Business Machines Corporation and Brocade.

10.36 (11) #	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.

10.37 (11)	Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade.

10.38 (12) +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement).

10.39 (12) +	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001.

10.40 (12)	Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002.

10.41 (12) +	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement).

10.42 (12) +	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001.

10.43 (12) +	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001.

10.44 (12) +	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002.

10.45 (12) +	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002.

10.46 (14) #	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002.

10.47 (15) #	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPI Manufacturing and Purchase Agreement).

10.48 (15)	Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003.

10.49 (15) #	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003.

10.50 (15) #	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement).

10.51 (15)	Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003.

10.52 (15) #	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003.

10.53 (15) #	Amendment No. 2 to EMC Purchase Agreement between Brocade and EMC dated February 18, 2003.

10.54 (16) #	Amendment No. 3 to EMC Purchase Agreement between Brocade and EMC dated July 30, 2003.

10.55 (17) +	Amendment # 10 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.56 (17) +	Amendment # 11 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.57 (16) #	Amendment # 12 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.58 (17) #	Amendment # 13 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.59 (17) #	Amendment # 14 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.60 (17) #	Statement of Work #3 between International Business Machines Corporation and Brocade dated December 15, 2003.

10.61 (17) #	Amendment No. 4 to EMC Purchase Agreement between Brocade and EMC dated October 29, 2003.

Exhibit
Number	Description of Document
10.62 (17)	Third Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 30, 2000.

10.63 (17)	Fourth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10.64 (17)	Fifth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10.65 (17)	Sixth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003.

10.66 (17)	Real Estate Sale and Lease Termination Agreement between EOP-Skyport I, LLC and Brocade effective November 18, 2003.

10.67 (17)	Grant Deed from EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003.

10.68 (17)	Fourth Amendment to the Skyport Plaza Declaration of Common Easements, Covenants, Conditions and Restrictions dated October 18, 2003.

10.69 (17)	Guarantee of Brocade Communications Systems, Inc. to EOP Skyport I, L.L.C dated November 18, 2003.

10.70 (17)	Right of First Offer Agreement between EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003.

10.71 (18) #	Amendment # 15 dated March 26, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.72 (18) #	Amendment No. 6 dated April 27, 2004 to EMC Purchase Agreement between Brocade and EMC.

10.73 (19) +	Amendment No. 5 dated May 4, 2004 to EMC Purchase Agreement between Brocade and EMC

10.74 (19) +	Amendment # 16 dated May 14, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.75 (19) +	Amendment # 17 dated July 8, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.76 (19) +	Amendment # 1 dated May 12, 2004 to Statement of Work #3 between International Business Machines Corporation and Brocade.

10.77 (20)+	Amendment # 18 dated October 5, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.78 (20)+	Amendment No. 7 dated July 28, 2004 to EMC Purchase Agreement between Brocade and EMC.

10.79 (20)+	Amendment No. 8 dated November 1, 2004 to EMC Purchase Agreement between Brocade and EMC.

10.80 (20)+	Amendment #1 dated November 2, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002.

10.81 (20)+	Amendment #2 dated October 27, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002.

10.82 (20)*	Senior Leadership Plan

10.83 (20)*	Employment Letter for Antonio Canova

10.84 (20)*	Employment Letter for Michael Klayko

10.85 (20)*	Employment Letter for Don Jaworski

10.86 (20)*	Employment Letter for James Lalonde

10.87 (20)*	Change of Control arrangements with Paul Bonderson

10.88 +	Amendment # 19 dated January 28, 2005 to Statement of Work #1 between International Business Machines Corporation and Brocade.

10.89 +	Amendment #3 dated November 22, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002.

10.90*	Change of Control Retention Agreement entered into by Brocade Communications Systems, Inc. and Michael Klayko.

10.91*	Form of Change of Control Retention Agreement entered into by Brocade Communications Systems, Inc. and each of Antonio Canova, Don Jaworski, T.J. Grewal, Jay Kidd, Michael Vescuso, Luc Moyen and Tom Buiocchi.

10.92 (21)*	Terms of Employment Agreement with Gregory L. Reyes.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

Exhibit
Number	Description of Document
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended.

(2)	Incorporated by reference from Brocade’s Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000.

(3)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended.

(4)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000.

(5)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

(6)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001.

(7)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2001.

(8)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001.

(9)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002.

(10)	Incorporated by reference from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002.

(11)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002.

(12)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002.

(13)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002.

(14)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2003.

(15)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003.

(16)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 25, 2003.

(17)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 24, 2004.

(18)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004.

(19)	Incorporated by reference from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004.

(20)	Incorporated by reference from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004.

(21)	Incorporated by reference from Brocade’s Current Report on Form 8-K filed on February 21, 2005.