Form 10-K/A
period 2004-10-30
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2005-11-14
CIK 1009626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1
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
Common Stock, $0.001 par value
Preferred Stock Purchase Rights
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,361,000,000 as of May 1, 2004 based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant’s Common Stock on December 25, 2004, was 267,862,709 shares.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders (the “Proxy Statement”) filed with the Securities and Exchange Commission on February 28, 2005, as amended March 4, 2005, are incorporated by reference into Part III of this Form 10-K/A.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-K/A

EXPLANATORY NOTE
          We are amending our annual report on Form 10-K for the year ended October 30, 2004 to restate our consolidated financial statements for the years ended October 30, 2004, October 25, 2003, and October 26, 2002 and the related disclosures. This Form 10-K/A also includes the restatement of the selected financial data as of and for the years ended October 27, 2001 and October 28, 2000, which is included in Item 6.
          On January 24, 2005, we announced that our Audit Committee completed an internal review regarding our stock option granting process. As a result of certain findings of the review, on January 31, 2005 we filed our Form 10-K for the year ended October 30, 2004, which included the restatement of our historical financial statements for fiscal years ended October 25, 2003 and October 26, 2002, including the corresponding interim periods for fiscal year 2003, and the interim periods ended January 24, 2004, May 1, 2004, and July 31, 2004 (“January 2005 Restatement”). Please refer to Note 3, “Restatements of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
          Following the original filing of our Form 10-K on January 31, 2005, additional information came to our attention that indicated that we could not rely on the documentation used to support the recorded measurement dates for stock options granted in the period from August 2003 through November 2004. As a result, we recorded a cumulative increase in non-cash stock option compensation expense of approximately $0.9 million over fiscal years 2003 and 2004. In addition, we determined that from 1999 through 2004 we had not appropriately accounted for the cost of stock-based compensation for certain employees on leaves of absences (“LOA”) and in transition or advisory roles prior to ceasing employment with us. This resulted in an increase in non-cash compensation expense of approximately $0.9 million, $0.2 million and $20.0 million in fiscal years 2004, 2003 and 2002, respectively, and an aggregate of approximately $49.9 million in fiscal years 1999 through 2001. We also determined that we could not rely on the documentation used to support the recorded dates for certain stock option exercises that resulted in immaterial adjustments included in the restatement, consisting of approximately $0.1 million in fiscal year 2002 and an aggregate of approximately $0.3 million in fiscal years 1999 through 2001.
          Except as discussed above, we have not modified or updated disclosures presented in the original annual report on Form 10-K, except as required to reflect the effects of the restatement, in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures affected by subsequent events, except as specifically referenced therein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on January 31, 2005. References to this Annual Report on Form 10-K herein shall refer to the Annual Report on Form 10-K originally filed on January 31, 2005, as amended by this Amendment No. 1. The following items have been amended as a result of the restatement:
•	Part I—Item 1—Business;

•	Part II—Item 6—Selected Financial Data;

•	Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II—Item 8—Financial Statements and Supplementary Data;

•	Part II—Item 9A—Controls and Procedures; and

•	Part IV—Item 15—Exhibits and Financial Statement Schedules.
Please refer to Note 3 to the accompanying consolidated financial statements for additional information on the restatement.

PART I
Item 1. Business
General
          This Annual Report on Form 10-K/A (Annual Report) contains forward-looking statements. These forward-looking statements include predictions regarding our future:
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
          Brocade Communications Systems, Inc. (Brocade or the Company) designs, develops, markets, sells, and supports data storage networking products and services, offering a line of storage networking products and services that enable companies to implement highly available, scalable, manageable, and secure environments for data storage applications. The Brocade SilkWorm(R) family of storage area networking (SAN) switches is designed to help companies reduce the cost and complexity of managing business information within a data storage environment, ensure high availability of mission critical applications and serve as a platform for corporate disaster recovery. Brocade products are installed around the world at companies, institutions, and other entities ranging from large enterprises to small and medium size businesses. Brocade products and services are marketed, sold, and supported worldwide to end-user customers through distribution partners, including original equipment manufacturers (OEMs), value-added distributors, systems integrators, and value-added resellers.
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
      Storage Networking Switches
          Our SilkWorm(R) family of fabric switches, based on the Fibre Channel protocol, are devices that provide bandwidth and high-speed routing of data. They range from low cost entry-level 8-port switches to 128-port enterprise-class director switches and are available in different form-factors including fixed-port services, modular chassis, and embedded blades. Our SilkWorm Director is a highly reliable solution for deploying enterprise-class SANs in mission-critical environments. It supports key applications such as data backup, remote mirroring, and high-availability clustering as well as high-volume transaction processing applications such as ERP and data warehousing. These products have been designed to meet the storage networking needs of end-users in environments ranging from small and medium-size businesses to large enterprises with SAN fabrics that scale to thousands of ports, spread across multiple locations around the world. Our SilkWorm family of switches share a set of advanced fabric services that enable key SAN management functionality that we believe is unique to Brocade.
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
      Intelligent Fabric Application Platforms
          We believe that some of the next generation storage management applications will be fabric-based, rather than server or storage array-based. In general, this means that elements of certain storage related applications will reside in the network of Fibre Channel switches, commonly referred to as the “fabric”, rather than in the server or storage array. We believe this will allow for increased centralization of storage management functions and higher performance of storage related applications. We also believe that these fabric-based applications, such as fabric-based routing services, storage volume management, data replication, and data migration, will accelerate the migration of intelligence into the SAN fabric and minimize operational cost and complexity for the end-user. The SilkWorm(R) Fabric Application Platform (SilkWorm Fabric AP) is an intelligent switching platform designed to host SAN fabric-based storage management applications while integrating with existing Brocade SAN infrastructures. As a result, this new platform can provide a highly scalable solution for managing server and storage environments much more efficiently. Brocade is working closely with its OEM partners to create new fabric-based applications and migrate existing storage management applications to the SilkWorm Fabric AP.
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
Acquisitions and Investments
          Our acquisition and investment strategy is focused on facilitating the evolution and expansion of the SAN market and enabling companies to further simplify storage management. We have made equity investments in companies that develop technology or provide services that are complementary to or broaden the markets for our products and further our business objectives. On January 27, 2003, we completed our acquisition of Rhapsody Networks, Inc. (“Rhapsody”), a privately held technology company based in Fremont, California. This acquisition resulted in the addition of the SilkWorm Fabric AP and SilkWorm Multiprotocol Router to our product offerings. As of October 30, 2004, the carrying value of our investments in non-publicly traded companies was $0.5 million.
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
          For the years ended October 30, 2004, October 25, 2003, and October 26, 2002, our research and development expenses totaled $149.8 million, $145.9 million, and $125.1 million, respectively. All expenditures for research and development costs have been expensed as incurred. We expect to continue to maintain our high level of investment in research and development.

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
We are still exposed to potential risks resulting from evaluation of internal controls under Section 404 of the Sarbanes- Oxley Act of 2002.
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
Item 6. Selected Financial Data
     The following selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Annual Report on Form 10-K/A.
     On January 24, 2005, we announced that our Audit Committee completed an internal review regarding our stock option granting process. As a result of certain findings of the review, on January 31, 2005 we filed our Form 10-K for the year ended October 30, 2004, which included the restatement of our historical financial statements for fiscal years ended October 25, 2003 and October 26, 2002, including the corresponding interim periods for fiscal year 2003, and the interim periods ended January 24, 2004, May 1, 2004, and July 31, 2004 (“January 2005 Restatement”). Please refer to Note 3, “Restatements of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
     Following the original filing of our Form 10-K on January 31, 2005, additional information came to our attention that indicated that we could not rely on the documentation used to support the recorded measurement dates for stock options granted in the period from August 2003 through November 2004. As a result, we recorded a cumulative increase in non-cash stock option compensation expense of approximately $0.9 million over fiscal years 2003 and 2004. In addition, we determined that from 1999 through 2004 we had not appropriately accounted for the cost of stock-based compensation for certain employees on leaves of absences (“LOA”) and in transition or advisory roles prior to ceasing employment with us. This resulted in an increase in non-cash compensation expense of approximately $0.9 million, $0.2 million and $20.0 million in fiscal years 2004, 2003 and 2002, respectively, and an aggregate of approximately $49.9 million in fiscal years 1999 through 2001. We also determined that we could not rely on the documentation used to support the recorded dates for certain stock option exercises that resulted in immaterial adjustments included in the restatement, consisting of approximately $0.1 million in fiscal year 2002 and an aggregate of approximately $0.3 million in fiscal years 1999 through 2001. As a result, the selected financial data has been restated (see Note 3, “Restatement of Consolidated Financial Statements,” and Note 19, “Selected Quarterly Information (Unaudited),” of the Notes to Consolidated Financial Statements).
     This selected quarterly information has been restated for all quarters of fiscal years 2004 and 2003 from previously reported information filed on Form 10-Q and Form 10-K, as a result of the restatement of our financial results discussed in this Annual Report on Form 10-K/A.
     The consolidated statement of operations data set forth below for each of the years in the three-year period ended October 30, 2004, the consolidated balance sheet data as of October 30, 2004 and October 25, 2003, are derived from, and qualified by reference to, the audited financial statements appearing elsewhere in this Annual Report on Form 10-K/A. The balance sheet data as of October 26, 2002 is derived from audited financial statements not included herein. The statement of operations data for the years ended October 27, 2001 and October 28, 2000, and the balance sheet data as of October 27, 2001 and October 28, 2000, are derived from unaudited financial statements not included herein and have also been adjusted to reflect the results of the audit committee review. All references to earnings per share and the number of common shares have been retroactively restated to reflect three two-for-one stock splits effected on December 3, 1999, March 15, 2000, and December 22, 2000, respectively.
     We have not amended our annual reports on Form 10-K for fiscal years prior to fiscal year ended October 30, 2004 or quarterly reports on Form 10-Q for the quarterly periods affected by the restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such reports should no longer be relied upon.

	Fiscal Year Ended
	October 30,	October 25,	October 26,	October 27,	October 31,
	2004(2)	2003(3)	2002	2001(4)	2000
	Restated(1)	Restated(1)	Restated(1)	Unaudited(9)	Unaudited(9)
	(In thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$596,265	$525,277	$562,369	$513,030	$329,045
Cost of revenues	261,199	241,163	226,933	115,711	274,840

Gross margin	335,066	284,114	335,436	397,319	54,205

Operating expenses:
Research and development	149,773	145,896	125,058	(131,704)	428,235
Sales and marketing	102,445	115,075	108,784	(129,138)	390,493
General and administrative	24,593	21,306	7,583	(96,563)	190,853
Settlement of an acquisition-related claim	6,943	—	—	—	—
Amortization of deferred stock compensation	537	649	969	1,082	1,120
Restructuring costs	8,966	20,828	—	—	—
In-process research and development	—	134,898	—	—	—
Lease termination charge, facilities lease losses and other, net	75,591	—	—	49,888	—

Total operating expenses	368,848	438,652	242,394	(306,435)	1,010,701

Income (loss) from operations	(33,782)	(154,538)	93,042	703,754	(956,496)
Interest and other income, net	18,786	18,424	22,668	8,207	5,427
Interest expense	(10,677)	(13,339)	(11,427)	—	(45)
Gain on repurchases of convertible subordinated debt	5,613	11,118	—	—	—
Gain (loss) on investments, net	436	3,638	7,095	(16,092)	—

Income (loss) before provision for income taxes	(19,624)	(134,697)	111,378	695,869	(951,114)
Income tax provision	14,070	11,852	5,343	9,506	114

Net income (loss)	$(33,694)	$(146,549)	$106,035	$686,363	$(951,228)

Net income (loss) per share — basic	$(0.13)	$(0.58)	$0.46	$3.10	$(4.59)

Net income (loss) per share — diluted	$(0.13)	$(0.58)	$0.44	$2.94	$(4.59)

Shares used in per share calculation — basic	260,446	250,610	231,591	221,051	207,454

Shares used in per share calculation — diluted	260,446	250,610	240,761	233,677	207,454

Balance Sheet Data:
Cash, cash equivalents and investments	$736,908	$835,565	$888,388	$255,148	$155,039
Working capital	434,162	355,634	534,777	237,682	218,418
Total assets	987,382	1,063,174	1,171,367	448,488	324,929
Non-current liabilities associated with lease losses	16,799	16,518	22,602	30,896	—
Convertible subordinated debt and capital lease obligations	352,279	442,950	550,000	—	—
Total stockholders’ equity	445,652	447,868	446,255	310,565	262,792

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

	First	Second	Third	Fourth
	Quarter(5)	Quarter(6)	Quarter(7)	Quarter(8)
	Restated(1)	Restated(1)	Restated(1)	Restated(1)
	(In thousands, except per share and stock price amounts)
Quarterly Data:
Fiscal Year Ended October 30, 2004
Net revenues	$145,040	$145,579	$150,040	$155,606
Gross margin	$79,367	$80,789	$85,956	$88,954
Income (loss) from operations	$(68,154)	$(6,214)	$18,635	$21,951
Net income (loss)	$(69,485)	$1,883	$13,620	$20,288
Per share amounts:
Basic	$(0.27)	$0.01	$0.05	$0.08
Diluted	$(0.27)	$0.01	$0.05	$0.08
Shares used in computing per share amounts:
Basic	257,796	259,265	261,481	263,242
Diluted	257,796	263,373	263,541	265,194
Bid prices:
High	$7.95	$7.44	$6.14	$6.80
Low	$5.49	$5.35	$4.41	$4.04

Fiscal Year Ended October 25, 2003
Net revenues	$123,116	$130,946	$133,458	$137,757
Gross margin	$66,368	$70,601	$72,158	$74,987
Income (loss) from operations	$(10,852)	$(149,413)	$1,254	$4,473
Net income (loss)	$(6,969)	$(146,829)	$1,242	$6,007
Per share amounts:
Basic	$(0.03)	$(0.58)	$0.00	$0.02
Diluted	$(0.03)	$(0.58)	$0.00	$0.02
Shares used in computing per share amounts:
Basic	234,898	254,687	255,873	256,983
Diluted	234,898	254,687	259,050	259,719
Bid prices:
High	$7.47	$5.86	$7.30	$6.45
Low	$4.14	$3.66	$5.14	$5.22

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” and Note 19, “Selected Quarterly Information (Unaudited),” of the Notes to Consolidated Financial Statements.

(2)	The fiscal year ended October 30, 2004 includes the impact of restructuring costs of $9.0 million related to a restructuring plan implemented during the three months ended May 1, 2004 (see Note 5, “Restructuring Costs,” of the Notes to Consolidated Financial Statements). The fiscal year ended October 30, 2004 also includes a net lease termination charge and other of $75.6 million. During the three months ended January 24, 2004, we purchased a previously leased building located near our San Jose headquarters for $106.8 million in cash. The $106.8 million consisted of $30.0 million for the purchase of land and a building and $76.8 million for a lease termination fee (see Note 6, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Consolidated Financial Statements). In addition, in the fiscal year ended October 30, 2004 we recorded a $6.9 million charge in settlement of a claim relating to our acquisition of Rhapsody and recorded a total of $5.6 million gain on repurchases of convertible subordinated debt.

(3)	The fiscal year ended October 25, 2003 includes the impact of our acquisition of Rhapsody, which was completed in the second quarter of fiscal year 2003. In connection with our acquisition of Rhapsody, we recorded in-process research and development expense of $134.9 million (see Note 4, “Acquisition of Rhapsody Networks, Inc.,” of the Notes to Consolidated Financial Statements). The fiscal year ended October 25, 2003 also includes restructuring costs of $20.8 million (see Note 5, “Restructuring Costs,” of the Notes to Consolidated Financial Statements), gain on repurchases of convertible subordinated debt of $11.1 million, and net gains on the disposition of non-marketable private strategic investments of $3.6 million.

(4)	The fiscal year ended October 27, 2001 includes the impact of the following items recorded during the fourth quarter ended October 27, 2001: charges to cost of revenues of $7.7 million primarily associated with the accrual of purchase commitments for excess inventory components related to a transition of product offerings from 1 to 2 Gigabit per second (Gbit/sec) technology; charges included in operating expenses of $45.5 million related to estimated facilities lease losses and the impairment of certain related leasehold improvements following a comprehensive evaluation of real estate facility requirements; charges included in operating expenses of $4.4 million related to the impairment of equipment no longer used in research and development and sales and marketing efforts associated with a transition of product offerings from 1 to 2 Gbit/sec technology; and losses on investments of $19.5 million related to other-than-temporary declines in the fair value of private minority equity investments in non-publicly traded companies as a result of significant deterioration in the private equity markets, and related adjustment for income tax provisions.

(5)	The first quarter of fiscal year 2004 includes net lease termination charge and other of $75.6 million. During the three months ended January 24, 2004, we purchased a previously leased building located near our San Jose headquarters for $106.8 million in cash. The $106.8 million consisted of $30.0 million for the purchase of land and a building and $76.8 million for a lease termination fee (see Note 6, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Consolidated Financial Statements). The first quarter of fiscal year 2004 also includes a reduction of $0.4 million to our previously recorded restructuring costs and gain on repurchases of convertible subordinated debt of $0.5 million.

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

(9)	The unaudited selected consolidated financial data for fiscal years 2001 and 2000 have been revised to reflect adjustments related to the restatement described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements” and Note 3 of the Notes to Consolidated Financial Statements. As a result of the adjustments, our previously reported net income has been reduced, or previously reported net loss has been increased, by approximately

$47.3 million, $0.7 million, and $2.2 million for fiscal years 2001, 2000, and 1999. These adjustments relate primarily to stock-based compensation expense for certain employees on LOA and in transition or advisory roles prior to ceasing employment with us. In the accompanying audited financial statements for the year ended October 26, 2002 these adjustments are reflected as opening adjustments to the Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss).
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restatement of Consolidated Financial Statements
November 2005 Restatement
     In May 2005, we determined that our financial statements for the fiscal years ended October 30, 2004, October 25, 2003, and October 26, 2002, and the interim periods contained therein, should no longer be relied upon because of errors in such financial statements. We have restated those financial statements, which appear in this Annual Report on Form 10-K/A. In addition, we made adjustments to our financial information for fiscal years ended October 27, 2001, October 28, 2000, and October 31, 1999.
     More specifically, following the completion of an Audit Committee review announced on January 24, 2005 and the related restatement (as described below in “January 2005 Restatement”), additional information came to our attention that indicated that we could not rely on the documentation used to support the recorded measurement dates for stock options granted in the period from August 2003 through November 2004. As a result, we recorded a cumulative increase in non-cash stock option compensation expense of approximately $0.9 million over fiscal years 2003 and 2004.
     In addition, we determined that from 1999 through 2004 we had not appropriately accounted for the cost of stock-based compensation for certain employees on leaves of absences (“LOA”) and in transition or advisory roles prior to ceasing employment with us. This resulted in an increase in non-cash compensation expense of approximately $0.9 million, $0.2 million and $20.0 million in fiscal years 2004, 2003 and 2002, respectively, and an aggregate of approximately $49.9 million in fiscal years 1999 through 2001. We also determined that we could not rely on the documentation used to support the recorded dates for certain stock option exercises that resulted in immaterial adjustments included in the restatement, consisting of approximately $0.1 million in fiscal year 2002 and an aggregate of approximately $0.3 million in fiscal years 1999 through 2001.
January 2005 Restatement
     On January 24, 2005, we announced that our Audit Committee completed our previously announced internal review. As a result of certain findings of the review, we restated certain of our historical financial statements.
     Specifically, we determined that the restatement was required because we incorrectly accounted for: (A) stock option grants that were made to new hires on their offer acceptance date, rather than the date of their commencement of employment, during the period May 1999 to July 2000; (B) stock option grants that were made to persons engaged on a part-time basis prior to their new hire full-time employment during the period August 2000 to October 2002; and (C) stock option grants where there was insufficient basis to rely on our process and related documentation to support recorded measurement dates used to account for certain stock options granted prior to August 2003. Therefore, we recorded additional stock-based compensation charges relating to many of our stock option grants made during the period 1999 through the third quarter of fiscal year 2003. In addition, we recorded a valuation allowance associated with deferred tax assets related to previously recorded stock option tax benefits. We also concluded that there were improprieties in connection with the documentation of stock option grants and related employment records of a small number of employees prior to mid-2002, which resulted in immaterial adjustments included in the January 2005 restatement.
     These charges affected the previously filed financial statements for fiscal years ended October 25, 2003 and October 26, 2002, including the corresponding interim periods for fiscal year 2003, and the interim periods ended January 24, 2004, May 1, 2004 and July 31, 2004. We also recorded stock-based compensation and associated income tax adjustments to previously announced financial results for the fourth quarter and year ended October 30, 2004. These adjustments relate solely to matters pertaining to stock options granted prior to August 2003.

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

	Fiscal Year Ended
	October 30,	October 25,	October 26,
	2004	2003	2002
	Restated(1)	Restated(1)	Restated(1)
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	43.8	45.9	40.4

Gross margin	56.2	54.1	59.6

Operating expenses:
Research and development	25.1	27.8	22.2
Sales and marketing	17.2	21.9	19.3
General and administrative	4.1	4.0	1.3
Settlement of an acquisition-related claim	1.2	—	—
Amortization of deferred stock compensation	0.1	0.1	0.2
Restructuring costs	1.5	4.0	—
In-process research and development	—	25.7	—
Lease termination charge and other, net	12.7	—	—

Total operating expenses	61.9	83.5	43.0

Income (loss) from operations	(5.7)	(29.4)	16.6
Interest and other income, net	3.2	3.5	4.0
Interest expense	(1.8)	(2.5)	(2.0)
Gain on repurchases of convertible subordinated debt	0.9	2.1	—
Gain on investments, net	0.1	0.7	1.3

Income (loss) before provision for income taxes	(3.3)	(25.6)	19.9
Income tax provision	2.4	2.3	1.0

Net income (loss)	(5.7)%	(27.9)%	18.9%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
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
     Gross margin. Gross margin for the year ended October 30, 2004 was 56.2 percent compared to 54.1 percent and 59.6 percent for the years ended October 25, 2003 and October 26, 2002, respectively. Cost of goods sold consists of product costs, which are variable, and manufacturing operations costs, which are generally fixed. For the year ended October 30, 2004, product costs relative to net revenues decreased by 0.9% as compared to the year ended October 25, 2003 due to decreases in component and manufacturing costs. Manufacturing operations costs relative to net revenues decreased by 1.3% principally due to increases in net revenues and savings from the restructuring programs we implemented during the second quarter of fiscal year 2004 (see Note 5, “Restructuring Costs,” of the Notes to Consolidated Financial Statements attached hereto). In addition, gross margin decreased by 0.1% due to higher stock compensation expense in the year ended October 30, 2004 primarily as a result of changes in the market value of our common stock (see Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements attached hereto). For the year ended October 25, 2003, the reduction in gross margins was principally the result of increased product costs and manufacturing operations costs relative to net revenues. The decrease in gross margin was slightly offset by a 0.1% reduction in stock-based compensation expense as a result of changes in the market value of our common stock (see Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements attached hereto). The increase in product costs relative to net revenues was primarily the result of declines in average unit selling prices of our products, partially offset by lower component and manufacturing costs. The increase in manufacturing operations costs was a result of increased production volume and a greater installed base, combined with the costs associated with the migration of manufacturing operations to Asia.
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
     For the year ended October 30, 2004, R&D expenses increased by $3.9 million, or three percent, to $149.8 million, compared with $145.9 million for the year ended October 25, 2003. This increase is primarily due to $10.2 million increase in expenses related to consulting and new product development spending, including costs associated with new SilkWorm products we introduced during the second half of fiscal year 2004, offset by a $4.7 million decrease in salaries and related expenses and a $2.9 million decrease in facilities expenses due to savings from our building purchase. The decrease in salaries and related expenses reflects the effects of our recent restructuring programs, partially offset by incremental expenses related to the extra week in the second quarter of fiscal year 2004. In addition, R&D expenses increased by $0.5 million due to higher stock compensation expense in the year ended October 30, 2004 primarily as a result of changes in the market value of our common stock (see Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements attached hereto).
     For the year ended October 25, 2003, R&D expenses increased by $20.8 million, or 17 percent, compared with $125.1 million for the year ended October 26, 2002. R&D expenses increased by $8.0 million due to changes in stock compensation expense primarily as a result of changes in the market value of our common stock (see Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements attached hereto). In addition, the increase in R&D expense is also due to continued investment in research and development associated with new products introduced in fiscal year 2004 as well as the incremental spending associated with product development related to our acquisition of Rhapsody.
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
     For the year ended October 30, 2004, sales and marketing expenses decreased by $12.6 million, or 11 percent, to $102.4 million, compared with $115.1 million for the year ended October 25, 2003. This decrease is primarily due to a $9.0 million decrease in travel and marketing program expenses resulting from various cost-cutting actions and a $5.5 million decrease in salaries and related expenses, which reflects the effect of headcount reductions that occurred in the fiscal years 2004 and 2003, partially offset by incremental expenses related to the extra week in the second quarter of fiscal year 2004. In addition, sales and marketing expenses increased by $1.4 million due to higher stock compensation expense in the year ended October 30, 2004 primarily due to compensation for certain employees on leaves of absences and in transition or advisory roles (see Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements attached hereto).
     For the year ended October 25, 2003, sales and marketing expenses increased by $6.3 million, or six percent, compared with $108.8 million for the year ended October 26, 2002. Sales and marketing expenses increased by $9.5 million due to changes in stock compensation expense primarily as a result of changes in the market value of our common stock (see Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements attached hereto). In addition, the increase in sales and marketing expenses was due to increased salaries and related expenses, offset by decreased commissions and decreased travel and marketing program expenses resulting from various cost-cutting actions.
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
     G&A expenses for the year ended October 30, 2004 increased by $3.3 million, or 15 percent, to $24.6 million, compared with $21.3 million for the year ended October 25, 2003. For the year ended October 25, 2003, G&A expenses increased by $13.7 million, or 181 percent, compared with $7.6 million for the year ended October 26, 2002. The increase in G&A for both fiscal years 2004 and 2003 is primarily due to increased salaries and related expenses as a result of an increase in personnel. In addition, in fiscal year 2004 we incurred incremental expenses related to the extra week in the second quarter of fiscal year 2004, as well as expenses related to Section 404 of the Sarbanes-Oxley Act of 2002. Further, for the year ended October 30, 2004 G&A expenses increased by $0.5 million due to higher stock compensation expense in the year ended October 30, 2004 primarily as a result of changes in the market value of our common stock (see Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements attached hereto). For the year ended October 25, 2003 stock compensation expenses increased by $11.2 million primarily as a result of changes in the market value of our common stock (see Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements attached hereto).
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
     In addition to the deferred stock compensation connected with our acquisition of Rhapsody, we have recorded deferred stock compensation arising from stock option grants subject to variable accounting, change in measurement dates and restricted stock award grants to certain employees. Compensation expense resulting from these non-acquisition related grants are included in cost of revenues, R&D, sales and marketing, or G&A, based on the department of the employee receiving the award. Accordingly, amortization of deferred stock compensation does not include the compensation expense arising from these awards.
     Total stock-based compensation expense recognized for the years ended October 30, 2004, and October 25, 2003 was $5.0 million and $1.7 million, respectively. For the year ended October 26, 2002, we recognized a $26.4 million net reversal of previously recognized stock-based compensation expense. Stock-based compensation expense related to stock options subject to variable accounting will vary significantly as a result of future changes in the market value of our common stock. The increase in stock-based compensation during fiscal year 2004 as compared to fiscal year 2003 is due to an increase in the market value of our common stock during fiscal year 2004. The increase in stock-based compensation during fiscal year 2003 as compared to fiscal year 2002 is due to a smaller decline in the market value of our common stock during fiscal year 2003 as compared to fiscal year 2002.
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
     The following table summarizes our contractual obligations (including interest expense) and commitments as of October 30, 2004 (in thousands):

			Less than						More than
	Total		1 Year		1-3 Years		3-5 Years		5 Years
Contractual Obligations:
Convertible subordinated notes, including interest	$369,893			$7,046		$362,847		$—		$—
Non-cancelable operating leases	82,772			17,794		27,633		26,045		11,300
Purchase commitments, gross	60,670	(1)		60,670		—		—		—

Total contractual obligations	$513,335			$85,510		$390,480		$26,045		$11,300

Other Commitments:
Standby letters of credit	$8,343		$	n/a	$	n/a	$	n/a	$	n/a

Guarantee	$1,015		$	n/a	$	n/a	$	n/a	$	n/a

(1)	Amount reflects total gross purchase commitments under our manufacturing agreements with Solectron and Foxconn. Of this amount, we have reserved $4.3 million for estimated purchase commitments that we do not expect to consume in normal operations.
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

     The following table presents the hypothetical changes in fair values of our investments in debt securities issued by United States government agencies as of October 30, 2004 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			as of	Given an Interest Rate
	Decrease of X Basis Points			October 30,	Increase of X Basis Points
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2004	50 BPS	100 BPS	150 BPS
U.S. government agencies and municipal obligations	$506,834	$504,870	$502,926	$501,013	$499,102	$497,220	$495,358
Corporate bonds and notes	$123,731	$122,921	$122,119	121,318	$120,542	$119,764	$118,993

Total	$630,565	$627,791	$625,045	$622,331	$619,644	$616,984	$614,351

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

     Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. Therefore, we are not exposed to changes in interest rates related to our long-term debt instruments. The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the Portal(SM) Market. On October 29, 2004, the average bid and ask price on the Portal Market of our convertible subordinated notes due 2007 was 94.5, resulting in an aggregate fair value of approximately $332.9 million. Our common stock is quoted on the Nasdaq National Market under the symbol “BRCD.” On October 29, 2004, the last reported sale price of our common stock on the Nasdaq National Market was $6.79 per share.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brocade Communications Systems, Inc. and subsidiaries as of October 30, 2004 and October 25, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended October 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 3 to the accompanying consolidated financial statements, the consolidated balance sheets of Brocade Communications Systems, Inc. and subsidiaries as of October 30, 2004 and October 25, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended October 30, 2004 have been restated.
/s/ KPMG LLP
Mountain View, California
January 27, 2005
(except as to Note 3b
which is as of
November 10, 2005)

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	October 30,	October 25,	October 26,
	2004	2003	2002
	Restated(1)	Restated(1)	Restated(1)
	(In thousands, except per share amounts)
Net revenues	$596,265	$525,277	$562,369
Cost of revenues	261,199	241,163	226,933

Gross margin	335,066	284,114	335,436

Operating expenses:
Research and development	149,773	145,896	125,058
Sales and marketing	102,445	115,075	108,784
General and administrative	24,593	21,306	7,583
Settlement of an acquisition-related claim	6,943	—	—
Amortization of deferred stock compensation	537	649	969
Restructuring costs	8,966	20,828	—
In-process research and development	—	134,898	—
Lease termination charge and other, net	75,591	—	—

Total operating expenses	368,848	438,652	242,394

Income (loss) from operations	(33,782)	(154,538)	93,042
Interest and other income, net	18,786	18,424	22,668
Interest expense	(10,677)	(13,339)	(11,427)
Gain on repurchases of convertible subordinated debt	5,613	11,118	—
Gain on investments, net	436	3,638	7,095

Income (loss) before provision for income taxes	(19,624)	(134,697)	111,378
Income tax provision	14,070	11,852	5,343

Net income (loss)	$(33,694)	$(146,549)	$106,035

Net income (loss) per share — basic	$(0.13)	$(0.58)	$0.46

Net income (loss) per share — diluted	$(0.13)	$(0.58)	$0.44

Shares used in per share calculation — basic	260,446	250,610	231,591

Shares used in per share calculation — diluted	260,446	250,610	240,761

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
The accompanying notes are an integral part of these consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	October 30,	October 25,
	2004	2003
	Restated(1)	Restated(1)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$114,577	$360,012
Short-term investments	371,731	57,971

Total cash, cash equivalents and short-term investments	486,308	417,983
Accounts receivable, net of allowances of $3,861 and $4,180 in 2004 and 2003, respectively	95,778	74,935
Inventories, net	5,597	3,961
Prepaid expenses and other current assets	19,131	14,593

Total current assets	606,814	511,472
Long-term investments	250,600	417,582
Property and equipment, net	124,701	124,274
Convertible subordinated debt issuance costs	3,389	6,288
Other assets	1,878	3,558

Total assets	$987,382	$1,063,174

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$38,791	$33,913
Accrual of unsettled debt repurchase	—	9,029
Accrued employee compensation	33,330	30,546
Deferred revenue	34,886	19,892
Current liabilities associated with lease losses	5,677	7,759
Other accrued liabilities	59,968	54,699

Total current liabilities	172,652	155,838
Non-current liabilities associated with lease losses	16,799	16,518
Convertible subordinated debt	352,279	442,950
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value 5,000 shares authorized, no shares issued and outstanding Common stock, $0.001 par value, 800,000 shares authorized:	—	—
Issued and outstanding: 264,242 and 257,641 shares at October 30, 2004 and October 25, 2003, respectively	264	258
Additional paid-in capital	832,655	795,294
Deferred stock compensation	(5,174)	(4,222)
Accumulated other comprehensive income	860	5,797
Accumulated deficit	(382,953)	(349,259)

Total stockholders’ equity	445,652	447,868

Total liabilities and stockholders’ equity	$987,382	$1,063,174

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
The accompanying notes are an integral part of these consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

					Accumulated
			Additional	Deferred	Other		Total	Comprehensive
	Common Stock		Paid-In	Stock	Comprehensive	Accumulated	Stockholders’	Income
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity	(Loss)
	(In thousands)
Balances at October 27, 2001 — As Reported	229,762	$230	$738,933	$(170,617)	$522	$(258,503)	$310,565	$—
Adjustments to opening stockholders’ equity	—	—	50,242	—	—	(50,242)	—	—

Balances at October 27, 2001 — Restated(1)	229,762	230	789,175	(170,617)	522	(308,745)	310,565	—
Issuance of common stock	4,965	5	50,497	—	—	—	50,502	—
Change in deferred stock compensation	—	—	(210,768)	210,768	—	—	—	—
Amortization of deferred stock compensation	—	—	—	(46,499)	—	—	(46,499)	—
Stock-based compensation expense	—	—	20,153	—	—	—	20,153	—
Repurchase of common stock	(75)	—	(57)	—	—	—	(57)	—
Change in unrealized gain (loss) on marketable equity securities and investments, net of tax	—	—	—	—	5,873	—	5,873	5,873
Change in cumulative translation adjustments	—	—	—	—	(317)	—	(317)	(317)
Net income	—	—	—	—	—	106,035	106,035	106,035

Balances at October 26, 2002 — Restated(1)	234,652	235	649,000	(6,348)	6,078	(202,710)	446,255	111,591

Issuance of common stock	3,511	3	11,641	—	—	—	11,644	—
Issuance of common stock related to the Rhapsody acquisition	19,735	20	134,853	—	—	—	134,873	—
Warrants issued related to the Rhapsody acquisition	—	—	1,939	—	—	—	1,939	—
Change in deferred stock compensation	—	—	(3,777)	3,777	—	—	—	—
Deferred stock compensation related to the acquisition of Rhapsody	—	—	—	(1,677)	—	—	(1,677)	—
Deferred stock compensation related to the change in measurement dates	—	—	1,571	(1,571)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	1,597	—	—	1,597	—
Stock-based compensation expense	—	—	193	—	—	—	193	—
Repurchase of common stock	(257)	—	(126)	—	—	—	(126)	—
Change in unrealized gain (loss) on marketable equity securities and investments, net of tax	—	—	—	—	(1,094)	—	(1,094)	(1,094)
Change in cumulative translation adjustments	—	—	—	—	813	—	813	813
Net loss	—	—	—	—	—	(146,549)	(146,549)	(146,549)

Balances at October 25, 2003 — Restated(1)	257,641	258	795,294	(4,222)	5,797	(349,259)	447,868	(146,830)

Issuance of common stock	5,461	5	24,747	—	—	—	24,752	—
Issuance of common stock related to the Rhapsody acquisition	1,346	1	6,942	—	—	—	6,943	—
Repurchase and retirement of common stock	(206)	—	(288)	—	—	—	(288)	—
Change in deferred stock compensation	—	—	3,335	(3,335)	—	—	—	—
Deferred stock compensation related restricted stock grants	—	—	1,705	(1,705)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	4,088	—	—	4,088	—
Stock-based compensation expense	—	—	920	—	—	—	920	—
Change in unrealized gain (loss) on marketable equity securities and investments, net of tax	—	—	—	—	(5,219)	—	(5,219)	(5,219)
Change in cumulative translation adjustments	—	—	—	—	282	—	282	282
Net loss	—	—	—	—	—	(33,694)	(33,694)	(33,694)

Balances at October 30, 2004 — Restated(1)	264,242	$264	$832,655	$(5,174)	$860	$(382,953)	$445,652	$(38,631)

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
The accompanying notes are an integral part of these consolidated financial statements

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	October 30,	October 25,	October 26,
	2004	2003	2002
	Restated(1)	Restated(1)	Restated(1)
		(In thousands)
Cash flows from operating activities:
Net income (loss)	$(33,694)	$(146,549)	$106,035
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52,162	46,941	32,843
Loss on disposal of property and equipment	8,510	4,568	—
Amortization of debt issuance costs	1,929	2,440	2,101
Gain on investments and marketable equity securities, net	(202)	(3,640)	(7,095)
Gain on repurchases of convertible subordinated debt	(5,613)	(11,118)	—
Provision for doubtful accounts receivable and sales returns	3,406	3,137	2,008
Non-cash compensation expense (benefit)	5,008	1,790	(26,346)
Settlement of an acquisition-related claim	6,943	—	—
Non-cash restructuring charges	4,995	8,088	—
In-process research and development	—	134,898	—
Changes in assets and liabilities:
Accounts receivable	(24,249)	19,635	(30,815)
Inventories	(1,636)	1,441	4,905
Prepaid expenses and other assets	1,089	4,739	(9,401)
Accounts payable	4,874	(24,394)	32,456
Accrued employee compensation	2,784	5,712	1,936
Deferred revenue	14,994	(2,726)	9,800
Other accrued liabilities	6,595	7,206	163
Liabilities associated with lease losses	(5,910)	(8,660)	(8,028)

Net cash provided by operating activities	41,985	43,508	110,562

Cash flows from investing activities:
Purchases of short-term investments	(62,924)	(53,954)	(45,880)
Purchases of long-term investments	(288,436)	(130,468)	(640,777)
Proceeds from maturities of short-term investments	72,025	62,543	99,692
Proceeds from sales and maturities of long-term investments	118,078	30,859	335,339
Proceeds from sales of marketable equity securities	—	5,454	—
Purchases of property and equipment	(53,758)	(31,306)	(80,272)
Purchases of non-marketable minority equity investments	(500)	—	—
Acquired cash and cash equivalents from acquisition of Rhapsody	—	2,453	—

Net cash used in investing activities	(215,515)	(114,419)	(331,898)

Cash flows from financing activities:
Proceeds from issuance of convertible subordinated debt	—	—	537,625
Repurchases of convertible subordinated debt	(84,366)	(94,386)	—
Accrual (settlement) of repurchase obligation	(9,029)	9,029	—
Proceeds from issuance of common stock, net	21,207	11,515	50,445
Payments on assumed capital lease and debt obligations for Rhapsody acquisition	—	(12,583)	—

Net cash provided by (used in) financing activities	(72,188)	(86,425)	588,070

Effect of exchange rate fluctuations on cash and cash equivalents	283	813	(317)

Net increase (decrease) in cash and cash equivalents	(245,435)	(156,523)	366,417
Cash and cash equivalents, beginning of year	360,012	516,535	150,118

Cash and cash equivalents, end of year	$114,577	$360,012	$516,535

Supplemental disclosure of cash flow information:
Common stock issued for acquisition of Rhapsody, net of acquisition costs	$—	$137,134	$—

Net assets acquired from acquisition of Rhapsody	$—	$3,556	$—

Cash paid for interest	$11,165	$14,056	$5,770

Cash paid for income taxes	$4,047	$4,831	$3,181

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
The accompanying notes are an integral part of these consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Operations of Brocade
     Brocade Communications Systems, Inc. (Brocade or the Company) designs, develops, markets, sells, and supports data storage networking products and services, offering a line of storage networking products that enables companies to implement highly available, scalable, manageable, and secure environments for data storage applications. The Brocade SilkWorm(R) family of storage area networking switches is designed to help companies reduce the cost and complexity of managing business information within a data storage environment. Brocade products and services are marketed, sold, and supported worldwide to end-user customers through distribution partners, including original equipment manufacturers (OEMs), value-added distributors, systems integrators, and value-added resellers.
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
Property and Equipment
     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of four years are used for computer equipment, software, furniture and fixtures, except for the Company’s enterprise-wide, integrated business information system, which is being depreciated over five to seven years. Estimated useful lives of up to four years are used for engineering and other equipment. Estimated useful life of 30 years is used for building. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life of the asset or the remaining term of the lease.
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
     Multiple-element arrangements. The Company’s multiple-element product offerings include computer hardware and software products, and support services. The Company also sells certain software products and support services separately. The Company’s software products are essential to the functionality of its hardware products and are, therefore, accounted for in accordance with Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended. The Company allocates revenue to each element based upon vendor- specific objective evidence (VSOE) of the fair value of the element or, if VSOE is not available, by application of the residual method. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.
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

	Fiscal Year Ended
	October 30,	October 25,	October 26,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Net income (loss)	$(33,694)	$(146,549)	$106,035
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	5,007	1,789	(26,347)
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	(37,376)	(35,908)	38,762

Pro forma net loss	$(66,063)	$(180,668)	$118,450

Basic earnings (loss) per share:
As reported	$(0.13)	$(0.58)	$0.46
Pro Forma	$(0.25)	$(0.72)	$0.51
Diluted earnings (loss) per share:
As reported	$(0.13)	$(0.58)	$0.44
Pro Forma	$(0.25)	$(0.72)	$0.49
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
     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options. Under the Black-Scholes option-pricing model, the weighted-average fair value of employee stock options granted during the years ended October 30, 2004, October 25, 2003, and October 26, 2002, was $1.97 per share, $1.96 per share, and $13.70 per share, respectively. When the measurement date is not certain, compensation cost is estimated based on the intrinsic value of the award remeasured at the end of each reporting period.
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
Recent Accounting Pronouncements
     In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective for annual financial statements for fiscal year ending after December 15, 2003. The Company’s adoption of the disclosure provision of EITF Issue No. 03-1 did not have any material effect on the Company’s financial position, results of operations, or cash flows. The Company will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.
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
3. Restatement of Consolidated Financial Statements
3a. January 2005 Restatement (as originally filed)
     On January 24, 2005, the Company announced that its Audit Committee completed an internal review regarding the Company’s stock option granting process. As a result of certain findings of the review, the Company determined that certain of its historical financial statements required restatement.
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
Impact of the Financial Statement Adjustments on the Consolidated Statements of Operations
     The following table presents the impact of the financial statement adjustments identified in the January 2005 Restatement on the Company’s previously announced consolidated statements of operations for the year ended October 30, 2004, and previously reported consolidated statements of operations for the years ended October 25, 2003, and October 26, 2002. The table below does not reflect the adjustments identified in the November 2005 Restatement (see Note 3b).

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

     The following table presents the impact of the financial statement adjustments identified in the January 2005 Restatement on the Company’s previously announced consolidated balance sheet for the year ended October 30, 2004, and previously reported consolidated balance sheet for the year ended October 25, 2003. The table below does not reflect the adjustments identified in the November 2005 Restatement (see Note 3b).

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

3b. November 2005 Restatement
     In May 2005, Brocade determined that the Company’s financial statements for the fiscal years ended October 30, 2004, October 25, 2003, and October 26, 2002, and the interim periods contained therein, should no longer be relied upon because of errors in such financial statements. Brocade has restated those financial statements. In addition, the Company made adjustments to its financial information for fiscal years ended October 27, 2001, October 28, 2000, and October 31, 1999.
     More specifically, following the completion of an Audit Committee review announced on January 24, 2005 and the related restatement (as described above in “January 2005 Restatement”), additional information came to Brocade’s attention that indicated that it could not rely on the documentation used to support the recorded measurement dates for stock options granted in the period from August 2003 through November 2004. As a result, Brocade recorded a cumulative increase in non-cash stock option compensation expense of approximately $0.9 million over fiscal years 2003 and 2004.
     In addition, Brocade determined that from 1999 through 2004 it had not appropriately accounted for the cost of stock-based compensation for certain employees on leaves of absences (“LOA”) and in transition or advisory roles prior to ceasing employment with Brocade. This resulted in an increase in non-cash compensation expense of approximately $0.9 million, $0.2 million and $20.0 million in fiscal years 2004, 2003 and 2002, respectively, and an aggregate of approximately $49.9 million in fiscal years 1999 through 2001. Brocade also determined that it could not rely on the documentation used to support the recorded dates for certain stock option exercises that resulted in immaterial adjustments included in the restatement, consisting of approximately $0.1 million in fiscal year 2002 and an aggregate of approximately $0.3 million in fiscal years 1999 through 2001. These adjustments did not have any impact on previously reported cash flows from operating, investing, or financing activities for the three years ended October 30, 2004.
     Notes 2, 11, 12 and 16 have been updated to reflect this restatement.
Impact of the Financial Statement Adjustments on the Consolidated Statements of Operations
     The following table presents the impact of the financial statement adjustments related to the November 2005 Restatement on the Company’s previously reported consolidated statements of operations for the years ended October 30, 2004, October 25, 2003, and October 26, 2002.

	Fiscal Year Ended October 30, 2004			Fiscal Year Ended October 25, 2003			Fiscal Year Ended October 26, 2002
	Previously	Adjustments		Previously	Adjustments		Previously	Adjustments	As
	Reported (1)	(2)	As Restated	Reported (1)	(2)	As Restated	Reported (1)	(2)	Restated
Statement of Operations Data:
Net revenues	$596,265	$—	$596,265	$525,277	$—	$525,277	$562,369	$—	$562,369
Cost of revenues	261,099	100	261,199	241,154	9	241,163	219,641	7,292	226,933

Gross margin	335,166	(100)	335,066	284,123	(9)	284,114	342,728	(7,292)	335,436

Operating expenses:
Research and development	149,490	283	149,773	145,705	191	145,896	113,160	11,898	125,058
Sales and marketing	101,311	1,134	102,445	115,103	(28)	115,075	107,881	903	108,784
General and administrative	24,431	162	24,593	21,300	6	21,306	7,434	149	7,583
Settlement of an acquisition-related claim	6,943	—	6,943	—	—	—	—	—	—
Amortization of deferred stock compensation	537	—	537	649	—	649	969	—	969
Restructuring costs	8,966	—	8,966	20,828	—	20,828	—	—	—
In-process research and development	—	—	—	134,898	—	134,898	—	—	—
Lease termination charge, facilities lease losses and other, net	75,591	—	75,591	—	—	—	—	—	—

Total operating expenses	367,269	1,579	368,848	438,483	169	438,652	229,444	12,950	242,394

Income (loss) from operations	(32,103)	(1,679)	(33,782)	(154,360)	(178)	(154,538)	113,284	(20,242)	93,042
Interest and other income, net	18,786	—	18,786	18,424	—	18,424	22,668	—	22,668
Interest expense	(10,677)	—	(10,677)	(13,339)	—	(13,339)	(11,427)	—	(11,427)
Gain on repurchases of convertible subordinated debt	5,613	—	5,613	11,118	—	11,118	—	—	—
Gain (loss) on investments, net	436	—	436	3,638	—	3,638	7,095	—	7,095

Income (loss) before provision for income taxes	(17,945)	(1,679)	(19,624)	(134,519)	(178)	(134,697)	131,620	(20,242)	111,378
Income tax provision (benefit)	14,070	—	14,070	11,852	—	11,852	5,343	—	5,343

Net income (loss)	$(32,015)	$(1,679)	$(33,694)	$(146,371)	$(178)	$(146,549)	$126,277	$(20,242)	$106,035

Net income (loss) per share — basic	$(0.12)	$(0.01)	$(0.13)	$(0.58)	$(0.00)	$(0.58)	$0.55	$(0.09)	$0.46

Net income (loss) per share — diluted	$(0.12)	$(0.01)	$(0.13)	$(0.58)	$(0.00)	$(0.58)	$0.52	$(0.08)	$0.44

Shares used in per share calculation — basic	260,446	260,446	260,446	250,610	250,610	250,610	231,591	231,591	231,591

Shares used in per share calculation — diluted	260,446	260,446	260,446	250,610	250,610	250,610	240,761	240,761	240,761

(1)	These amounts were reported in the Company’s Form 10-K filed with the SEC on January 31, 2005. Amounts reflect the Company’s January 2005 Restatement described above.

(2)	Adjustments reflect additional stock-based compensation expense for certain employees on LOA and in transition or advisory roles prior to ceasing employment with the Company and additional stock-based compensation expense associated with change in measurement dates for certain stock options.

     The following table presents the impact of the financial statement adjustments related to the November 2005 Restatement on the Company’s previously reported consolidated balance sheet for the years ended October 30, 2004 and October 25, 2003.

	October 30, 2004			October 25, 2003
	As Previously			As Previously
	Reported (1)	Adjustments(2)	As Restated	Reported (1)	Adjustments(2)	As Restated
ASSETS
Current assets:

	$114,577	$—	$114,577	$360,012	$—	$360,012
Short-term investments	371,731	—	371,731	57,971	—	57,971

Total cash, cash equivalents and short-term investments	486,308	—	486,308	417,983	—	417,983
Accounts receivable, net of allowances	95,778	—	95,778	74,935	—	74,935
Inventories, net	5,597	—	5,597	3,961	—	3,961
Deferred tax assets, net	—	—	—	—	—	—
Prepaid expenses and other current assets	19,131	—	19,131	14,593	—	14,593

Total current assets	606,814	—	606,814	511,472	—	511,472
Long-term investments	250,600	—	250,600	417,582	—	417,582
Property and equipment, net	124,701	—	124,701	124,274	—	124,274
Deferred tax assets, net	—	—	—	—	—	—
Convertible subordinated debt issuance costs	3,389	—	3,389	6,288	—	6,288
Other assets	1,878	—	1,878	3,558	—	3,558

Total assets	$987,382	$—	$987,382	$1,063,174	$—	$1,063,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,791	$—	$38,791	$33,913	$—	$33,913
Accrual of unsettled debt repurchase	—	—	—	9,029	—	9,029
Accrued employee compensation	33,330	—	33,330	30,546	—	30,546
Deferred revenue	34,886	—	34,886	19,892	—	19,892
Current liabilities associated with lease losses	5,677	—	5,677	7,759	—	7,759
Other accrued liabilities	59,968	—	59,968	54,689	10	54,699

Total current liabilities	172,652	—	172,652	155,828	10	155,838
Non-current liabilities associated with lease losses	16,799	—	16,799	16,518	—	16,518
Convertible subordinated debt	352,279	—	352,279	442,950	—	442,950
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock:	264	—	264	258	—	258
Additional paid-in capital	757,077	75,083	832,160	723,135	71,664	794,799
Deferred stock compensation	(1,937)	(3,237)	(5,174)	(2,715)	(1,507)	(4,222)
Accumulated other comprehensive income	860	—	860	5,797	—	5,797
Accumulated earnings (deficit)	(310,612)	(71,846)	(382,458)	(278,597)	(70,167)	(348,764)

Total stockholders’ equity	445,652	—	445,652	447,878	(10)	447,868

Total liabilities and stockholders’ equity	$987,382	$—	$987,382	$1,063,174	$—	$1,063,174

(1)	These amounts were reported in the Company’s Form 10-K filed with the SEC on January 31, 2005. Amounts reflect the Company’s January 2005 Restatement described above.

(2)	Adjustments reflect additional stock-based compensation expense for certain employees on LOA and in transition or advisory roles prior to ceasing employment with the Company and additional stock-based compensation expense associated with change in measurement dates for certain stock options.

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

57

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
7. Balance Sheet Details
     The following tables provide details of selected balance sheet items (in thousands):

	October 30,	October 25,
	2004	2003
		(Restated)
Inventories, net:
Raw materials	$1,950	$893
Finished goods	3,647	3,068

Total	$5,597	$3,961

Property and equipment, net:
Computer equipment and software	$63,524	$71,887
Engineering and other equipment	111,109	104,544
Furniture and fixtures	4,429	3,882
Land and building	30,000	—
Leasehold improvements	39,520	34,777

	248,582	215,090

Less: Accumulated depreciation and amortization	(123,881)	(90,816)

Total	$124,701	$124,274

Other accrued liabilities:
Income taxes payable	$27,769	$17,006
Accrued warranty	4,669	3,723
Inventory purchase commitments	4,326	4,305
Accrued sales programs	8,231	7,946
Accrued restructuring	866	783
Other	14,107	20,936

Total	$59,968	$54,699

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
     The notes are not listed on any securities exchange or included in any automated quotation system, however, the notes are eligible for trading on the Portal(SM) Market. On October 29, 2004, the average bid and ask price on the Portal Market of the notes was 94.5, resulting in an aggregate fair value of approximately $332.9 million.

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
     In addition to the deferred stock compensation connected with our acquisition of Rhapsody, we have recorded deferred stock compensation arising from stock option grants subject to variable accounting, change in measurement dates and restricted stock award grants to certain employees. Compensation expense resulting from these non-acquisition related grants are included in cost of revenues, R&D, sales and marketing, or G&A, based on the department of the employee receiving the award. Accordingly, amortization of deferred stock compensation does not include the compensation expense arising from these awards. As of October 30, 2004, the remaining unamortized balance of non-acquisition related deferred stock compensation was $5.0 million.
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
     Total stock-based compensation expense recognized for the years ended October 30, 2004, and October 25, 2003 was $5.0 million and $1.7 million, respectively. For the year ended October 26, 2002, we recognized a $26.4 million net reversal of previously recognized stock-based compensation expense. At October 30, 2004, total unamortized deferred stock compensation was $5.2 million.
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
     The following table summarizes information about stock options outstanding and exercisable at October 30, 2004 (in thousands except number of years and per share amounts):

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Prices	Number	Years	Exercise Price	Number	Exercise Price
$ 0.04 — $5.84	24,213	6.64	$5.01	6,527	$4.24
$ 5.85 — $7.38	22,716	8.45	$6.51	16,173	$6.53
$ 12.27 — $25.34	1,749	6.21	$16.55	1,335	$15.84
$ 28.11 — $45.53	288	5.32	$35.16	180	$37.17
$ 62.00 — $104.94	558	5.91	$80.84	439	$81.59

$ 0.04 — $104.94	49,524	7.44	$7.14	24,654	$7.99

     From May 1999 through July 2003, the Company granted 98.8 million options that were subject to variable accounting under APB 25 because the measurement date of the options grant was not certain. As of October 30, 2004, 4.2 million options with a weighted average exercise price of $16.93 and a weighted average remaining life of 7.0 years remain outstanding and continue to be accounted for under variable accounting.
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

12. Income Taxes
     Income (loss) before provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended
	October 30,	October 25,	October 26,
	2004	2003	2002
	As	As	As
	Restated	Restated	Restated
United States	$(46,684)	$(137,293)	$89,389
International	27,060	2,596	21,989

Total	$(19,624)	$(134,697)	$111,378

     The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended
	October 30,	October 25,	October 26,
	2004	2003	2002
Federal:
Current	$—	$—	$—
Deferred	—	—	—

	—	—	—

State:
Current	428	431	413
Deferred	—	—	—

	428	431	413

Foreign:
Current	13,642	11,421	4,930
Deferred	—	—	—

	13,642	11,421	4,930

Total	$14,070	$11,852	$5,343

     The difference between the United States federal statutory rate and the Company’s income tax provision for financial statement purposes consisted of the following:

	Fiscal Year Ended
	October 30,	October 25,	October 26,
	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Provision for (benefit from) income taxes at statutory rate	(35.0)%	(35.0)%	35.0%
State taxes, net of federal tax benefit	1.8	0.3	(0.5)
Foreign income taxed at other than U.S. rates	14.7	7.5	(3.8)
Change in valuation allowance	90.2	36.0	(25.9)

Provision for income taxes	71.7%	8.8%	4.8%

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

     The components of net deferred tax assets are as follows (in thousands):

	October 30,	October 25,
	2004	2003
	(As Restated)	(As Restated)
Net operating loss carryforwards	$140,175	$164,065
Variable stock option compensation charge	5,741	5,203
Tax credit carryforwards	59,509	50,395
Reserves and accruals	70,135	29,593
Capitalized research expenditures	27,526	26,968
Net unrealized losses on investments	3,569	4,366
Other	262	196

Total	306,917	280,786
Less: Valuation allowance	(306,917)	(280,786)

Net deferred tax assets	$—	$—

     During the year ended October 30, 2004, the Company had a change in valuation allowance of $26.1 million. The cumulative valuation allowance has been placed against the gross deferred tax assets. The valuation allowance will be reduced in the period in which the Company is able to utilize the deferred tax assets on its tax return, resulting in a reduction in income tax payable. The tax benefit of these credits and loss carryforwards attributable to non variable stock options will be accounted for as a credit to shareholders’ equity rather than a reduction of income tax expense. Included in the valuation allowance is $159.1 million and $159.0 million as of October 30, 2004 and October 25, 2003, respectively, that would be credited to shareholders’ equity associated with stock options.
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
16. Net Income (Loss) per Share
     The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Fiscal Year Ended
	October 30,	October 25,	October 26,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Net income (loss)	$(33,694)	$(146,549)	$106,035

Basic and diluted net income (loss) per share:
Weighted-average shares of common stock outstanding	260,849	251,275	233,048
Less: Weighted-average shares of common stock subject to repurchase	(403)	(665)	(1,457)

Weighted-average shares used in computing basic net income (loss) per share	260,446	250,610	231,591
Dilutive potential common shares	—	—	9,170

Weighted-average shares used in computing diluted net income per share	260,446	250,610	240,761

Basic net income (loss) per share	$(0.13)	$(0.58)	$0.46

Diluted net income (loss) per share	$(0.13)	$(0.58)	$0.44

     For the years ended October 30, 2004 and October 25, 2003, stock option outstanding of 49.5 million shares and 46.6 million shares, respectively, were antidilutive as the Company had a net loss and, therefore, not included in the computation of diluted earnings per share. For the years ended October 26, 2002, potential common shares in the form of stock options to purchase 54.0 million weighted-average shares of common stock were antidilutive and, therefore, not included in the computation of diluted earnings per share. In addition, for the years ended October 30, 2004 and October 25, 2003, potential common shares resulting from the potential conversion of the Company’s convertible subordinated debt of 9.2 million and 12.0 million weighted-average common shares were antidilutive, respectively, and, therefore, not included in the computation of diluted earnings per share.

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
     We reimburse Mr. Gregory L. Reyes, a Director and Advisor of Brocade, and the Company’s former Chairman of the Board and Chief Executive Officer, for expenses incurred by Mr. Reyes in the operation of his private plane when used for Brocade business. During fiscal years 2004 and 2003, we incurred expenses of approximately $360,000 and $300,000, respectively, for expenses incurred by Mr. Reyes pursuant to this reimbursement agreement. The amount reimbursed to Mr. Reyes is consistent with our employee travel expense reimbursement policy and, we believe, the amount is at or below the market rate charged by commercial airlines for comparable travel arrangements.
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
18. Subsequent Events (Unaudited)
     At the meeting of the Board of Directors (the “Board”) on January 18, 2005, the Board appointed Dave House as the Executive Chairman of the Board and L. William Krause as the Lead Director. No compensation arrangements were made. Effective on January 18, 2005, Greg Reyes ceased being the Company’s Chief Executive Officer and Chairman. On February 18, 2005, Mr. Reyes announced that he would not stand for re-election at the Company’s annual meeting on April 22, 2005. Mr. Reyes resigned from the Company’s Board of Directors effective on April 21, 2005. At a meeting of the Board on January 21, 2005, the Board elected Michael Klayko as the Chief Executive Officer of the Company and appointed him as a member of the Board.
     On May 3, 2005, the Company completed its acquisition of Therion Software Corporation (“Therion”), a privately held developer of software management solutions for the automated provisioning of servers over a storage network based in Redmond, Washington. As of the acquisition date the Company owned approximately 13% of Therion’s equity interest through investments totaling $1.0 million. Therion was a development stage company with no recognized revenue and a core technology that had not yet reached technological feasibility. Accordingly, the acquisition of Therion was accounted for as an asset purchase.
     The total purchase price was $12.1 million, consisting of $9.3 million cash consideration for Therion’s preferred and common stock holders, assumed stock options valued at $1.7 million, the Company’s initial investment of $1.0 million, and direct acquisition cost of $0.1 million. Of the $9.3 million cash consideration, the Company paid $7.3 million upon closing the transaction and recorded the remaining liability of $2.0 million to be paid over the next eighteen months. The fair value of the assumed stock options was determined using the Black-Scholes option-pricing model. In connection with this acquisition, in the three months ended July 30, 2005 the Company recorded a $7.8 million in-process research and development charge, and allocated the remaining purchase price to net assets of $2.9 million, deferred stock compensation of $1.5 million, and net liabilities of $0.1 million, based on fair values.

     Also in May 2005, the Company signed an investment agreement in a non-publicly traded company, under which it may be required to make additional investments of up to $3.8 million if certain milestones are met. In addition, the Company signed a licensing agreement with the same company, under which it may be required to pay up to $5.7 million of prepaid license fees if certain milestones are met.
     Beginning on or about May 19, 2005, several securities class action complaints were filed against Brocade and certain of its current and former officers. These actions were filed on behalf of purchasers of Brocade’s stock from February 2001 to May 2005. The securities class action complaints allege, among other things, violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek unspecified monetary damages and other relief against the defendants. The complaints generally allege that Brocade and the individual defendants made false or misleading public statements regarding Brocade’s business and operations. These lawsuits followed Brocade’s restatement of certain financial results due to stock-based compensation accounting issues.
     Beginning on or about May 24, 2005, several derivative actions were also filed against certain of Brocade’s current and former directors and officers. The complaints allege that certain of Brocade’s officers and directors breached their fiduciary duties to Brocade by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. Brocade is named solely as a nominal defendant against whom the plaintiffs seek no recovery.
     On June 9, 2005, Brocade received notice that the Securities and Exchange Commission’s informal inquiry regarding the Company’s previous accounting for certain stock options was now the subject of a formal order of investigation. Brocade also announced that the Department of Justice is working with the Securities and Exchange Commission in a joint investigation regarding Brocade's stock option granting practices.
     On August 23, 2005, in accordance with the terms of the indenture agreement dated December 21, 2001 with respect to the Company’s 2% Convertible Subordinated Notes Due 2007 (the “Notes”), the Company elected to deposit funds with the trustee of the Notes (the “Trustee”) and to discharge the indenture agreement. The Company deposited an aggregate of $276.1 million in interest-bearing U.S. securities with the Trustee. Pursuant to this election, the Company provided an irrevocable letter of instruction to the Trustee to issue a notice of redemption on June 26, 2006 and to redeem the Notes on August 22, 2006 (the “Redemption Date”). Over the course of the next year, the Trustee, using the securities deposited with them, will pay to the noteholders (1) all the interest scheduled to become due per the original note prior to the Redemption Date, and (2) all the principal and remaining interest, plus a call premium of 0.4% of the face value of the Notes, on the Redemption Date. The funds will remain on the Company’s balance sheet as restricted securities until the Redemption Date. The Company expects to record a loss on investments of approximately $4.7 million in the quarter ending October 29, 2005 with respect to the disposition of certain short-term and long-term investments that was necessary to deposit the funds with the Trustee.
     In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided that certain criteria are met. In the fourth fiscal quarter of 2005, the Company determined, with approval by the Company’s Chief Executive Officer and Board of Directors, to repatriate foreign earnings pursuant to the AJCA. In the fourth fiscal quarter of fiscal year 2005, the Company expects to record a tax charge of approximately $5.0 million based on a repatriation amount of approximately $78.0 million. No provision has been made for federal income taxes on the remaining balance of the unremitted earnings of the Company’s foreign subsidiaries since the Company plans to permanently reinvest all such earnings outside the U.S.
19. Selected Quarterly Information (Unaudited)
     This selected quarterly information has been restated for all quarters of fiscal years 2004 and 2003 from previously reported information filed on Form 10-Q and Form 10-K, as a result of the restatement of our financial results discussed in this Form 10-K/A.

	First Quarter 2004			Second Quarter 2004
	As			As
	Previously			Previously
	Reported(1)	Adjustments(2)	Restated	Reported(1)	Adjustments(2)	Restated
	(In thousands, except per share and stock price amounts) (Unaudited)
Quarterly Data:
Fiscal Year Ended October 30, 2004
Net revenues	$145,040	$—	$145,040	$145,579	$—	$145,579
Gross margin	$79,383	$(16)	$79,367	$80,811	$(22)	$80,789
Income (loss) from operations	$(67,478)	$(676)	$(68,154)	$(5,752)	$(462)	$(6,214)
Net income (loss)	$(68,809)	$(676)	$(69,485)	$2,345	$(462)	$1,883
Per share amounts:
Basic	$(0.27)	$—	$(0.27)	$0.01	$—	$0.01
Diluted	$(0.27)	$—	$(0.27)	$0.01	$—	$0.01
Shares used in computing per share amounts:
Basic	257,796	257,796	257,796	259,265	259,265	259,265
Diluted	257,796	257,796	257,796	263,373	263,373	263,373

	Third Quarter 2004			Fourth Quarter 2004
	As			As
	Previously			Previously
	Reported(1)	Adjustments(2)	Restated	Reported(1)	Adjustments(2)	Restated
	(In thousands, except per share and stock price amounts) (Unaudited)
Quarterly Data:
Fiscal Year Ended October 30, 2004
Net revenues	$150,040	$—	$150,040	$155,606	$—	$155,606
Gross margin	$85,979	$(23)	$85,956	$88,993	$(39)	$88,954
Income (loss) from operations	$19,080	$(445)	$18,635	$22,047	$(96)	$21,951
Net income (loss)	$14,065	$(445)	$13,620	$20,384	$(96)	$20,288
Per share amounts:
Basic	$0.05	$—	$0.05	$0.08	$—	$0.08
Diluted	$0.05	$—	$0.05	$0.08	$—	$0.08
Shares used in computing per share amounts:
Basic	261,481	261,481	261,481	263,242	263,242	263,242
Diluted	263,541	263,541	263,541	265,194	265,194	265,194

	First Quarter 2003			Second Quarter 2003
	As			As
	Previously			Previously
	Reported(1)	Adjustments(2)	Restated	Reported(1)	Adjustments(2)	Restated
	(In thousands, except per share and stock price amounts) (Unaudited)
Quarterly Data:
Fiscal Year Ended October 25, 2003
Net revenues	$123,116	$—	$123,116	$130,946	$—	$130,946
Gross margin	$66,368	$—	$66,368	$70,601	$—	$70,601
Income (loss) from operations	$(10,897)	$45	$(10,852)	$(149,416)	$3	$(149,413)
Net income (loss)	$(7,014)	$45	$(6,969)	$(146,832)	$3	$(146,829)
Per share amounts:
Basic	$(0.03)	$—	$(0.03)	$(0.58)	$—	$(0.58)
Diluted	$(0.03)	$—	$(0.03)	$(0.58)	$—	$(0.58)
Shares used in computing per share amounts:
Basic	234,898	234,898	234,898	254,687	254,687	254,687
Diluted	234,898	234,898	234,898	254,687	254,687	254,687

	Third Quarter 2003			Fourth Quarter 2003
	As			As
	Previously			Previously
	Reported(1)	Adjustments(2)	Restated	Reported(1)	Adjustments(2)	Restated
	(In thousands, except per share and stock price amounts) (Unaudited)
Quarterly Data:
Fiscal Year Ended October 25, 2003
Net revenues	$133,458	$—	$133,458	$137,757	$—	$137,757
Gross margin	$72,158	$—	$72,158	$74,996	$(9)	$74,987
Income (loss) from operations	$1,419	$(165)	$1,254	$4,534	$(61)	$4,473
Net income (loss)	$1,407	$(165)	$1,242	$6,068	$(61)	$6,007
Per share amounts:
Basic	$0.01	$—	$0.00	$0.02	$—	$0.02
Diluted	$0.01	$—	$0.00	$0.02	$—	$0.02
Shares used in computing per share amounts:
Basic	255,873	255,873	255,873	256,983	256,983	256,983
Diluted	259,050	259,050	259,050	259,719	259,719	259,719

(1)	These amounts were reported in the Company’s Form 10-K filed with the SEC on January 31, 2005. Amounts reflect adjustments resulting from the Company’s January 2005 Restatement (see Note 3).

(2)	Adjustments reflect additional stock-based compensation expense for certain employees on LOA and in transition or advisory roles prior to ceasing employment with the Company and additional stock-based compensation expense associated with change in measurement dates for certain stock options.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K/A (the “Evaluation Date”).
     The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information relating to Brocade, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Based on this evaluation, as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer concluded that there existed material weaknesses in our disclosure controls and procedures as of October 30, 2004 and, therefore, our disclosure controls and procedures were not operating effectively as of such date, for the reasons discussed below.
     Identification of Material Weaknesses.
     In January 2005, following an internal review by our Audit Committee, we determined that we had not correctly accounted for: (A) stock option grants that were made to new hires on their offer acceptance date, rather than the date of their commencement of employment, during the period May 1999 to July 2000; (B) stock option grants that were made to persons engaged on a part-time basis prior to their new hire full-time employment during the period August 2000 to October 2002; and (C) stock option grants where there was insufficient basis to rely on our internal process and related documentation to support recorded measurement dates used to account for certain stock options granted prior to August 2003. As a result, we restated our financial statements to record additional stock-based compensation charges relating to many stock option grants from the periods 1999 though the third quarter of fiscal 2003 as well as a valuation allowance associated with deferred tax assets related to previously recorded stock option tax benefits (the “January 2005 Restatement”). In addition, it was concluded that there were improprieties in connection with the documentation of stock option grants and related employment records of a small number of employees prior to mid-2002, which resulted in immaterial adjustments included in this restatement.
     Following the January 2005 Restatement, we discovered additional information that caused us to identify a material weakness relating to failure to adhere to our stock option granting policies during the period from August 2003 through November 2004. As a result, we determined that we could not rely on the documentation used to support the recorded measurement dates for the stock options granted during such period. We also identified a material weakness relating to failure to adhere to our policy regarding leaves of absence (“LOA”) and transition and advisory roles. Specifically, we determined that from 1999 through 2004, we had not appropriately accounted for the cost of stock-based compensation for certain employees on LOA and in transition or advisory roles. As a result, in connection with an internal review by the Audit Committee, we determined to further restate our financial statements to record additional charges for stock-based compensation expense (the “November 2005 Restatement”).
     In connection with each of the January 2005 Restatement and November 2005 Restatement, our Audit Committee, with the assistance of independent legal counsel who engaged a forensic accounting firm, undertook a review of the matters referenced above.
     Please refer to Note 3 to the accompanying consolidated financial statements for additional information on the January 2005 Restatement and November 2005 Restatement.
     (b) Changes in Internal Control Over Financial Reporting
     Since the beginning of fiscal year 2003, we have implemented numerous measures in connection with our ongoing effort to improve our control processes and corporate governance, many of which have been enhanced further as a result of the findings of our Audit Committee internal reviews and the determination that material weaknesses existed. As discussed below, there have been changes to our internal control over financial reporting during the quarter ended October 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Changes from December 2002 through October 30, 2004
          1. Improvements in Disclosure Controls and Internal Control over Financial Reporting:
•	We improved the documentation of our significant accounting policies, which are reviewed with our Audit Committee.

•	Improvements have been made to the Audit Committee charter and committee functions. The Audit Committee charter was expanded to include in its scope the responsibility to review and approve all new or changes to, significant accounting policies and positions. In addition, we expanded both the number of Audit Committee meetings from four to eight standing meetings, and the duration of those meetings. This allows a more in-depth review of complex accounting issues.

•	We formed a Disclosure Committee composed of representatives from our accounting, legal and investor relations departments, and our financial management, the minutes of which are reviewed with the Audit Committee.
          2. Improvements in stock option granting process and related Internal Controls:
•	We implemented cross functional teams composed of members of our legal, accounting and human resources departments to develop improvements in the stock option granting process.

•	We formalized guidelines relating to the size and vesting schedule of stock option grants for all new employees and on-going employee grants.

•	We improved the documentation of the actions of the Compensation Committee and grant subcommittee regarding stock option granting.

•	We made personnel changes in areas associated with the stock option granting process to increase the levels of experience of the personnel involved.

•	We increased the frequency of stock option grants, moving to grants on a two to three week routine cycle, and significantly reduced the processing time between grant dates and the delivery of option paperwork to employees.
Changes Subsequent to October 30, 2004
     Subsequent to October 30, 2004, we have taken a number of steps to strengthen our disclosure controls and procedures and internal control over financial reporting. These remedial measures include personnel and procedural changes to improve the stock option granting and employee change in status processes. Specifically, we have implemented the following additional internal control improvements:
•	Increased the Compensation Committee of the Board of Directors to three independent members.

•	The Compensation Committee refined and limited delegation of authority to a subcommittee to grant stock options.

•	Documented into a formal written policy our stock option granting process.

•	Created a pre-determined schedule for employee stock option grants, including enhancements with respect to the grant routine cycle.

•	Adopted a policy not to grant executive officers options when trading is restricted for executives under the Company’s Insider Trading Policy.

•	Improved the documentation and revised the approval process for initial, or changes to, policies associated with change in employee status, including leaves of absence and in transition and advisory roles.

•	Established cross-functional teams comprised of members of our accounting, information technology and human resource departments to develop improvements in the employee change of status systems and processes.

•	Performed additional training for personnel in areas associated with the stock option granting and employee change in status processes to increase competency levels of the personnel involved.
We also completed further testing of the policies and procedures and related controls that we recently implemented as discussed above.
     Based on the above changes and related testing, we believe we have remedied the material weaknesses indicated above as of July 30, 2005.
Limitations on the Effectiveness of Disclosure Controls and Procedures.
     Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
Item 9B. Other Information
     On January 27, 2005, William K. O’Brien resigned from the Company’s Board of Directors effective as of such date.
PART III
     Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement filed on March 4, 2005 with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2005 Annual Meeting of Stockholders (the “Proxy Statement”) .
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
     The Board of Directors has adopted a Code of Ethics for Principal Executive and Senior Financial Officers, which is applicable to the Chief Executive Officer, Chief Financial Officer, Controller and any other principal accounting officer. The Code of Business Conduct and Ethics is available on our website at www.brocade.com, on the Investor Relations page. We will also provide a copy of the Code of Ethics upon request made by email to investor-relations@brocade.com or in writing to Brocade Communications Systems, Inc., Attention: Investor Relations, 1745 Technology Drive, San Jose, California 95110. Brocade will disclose any amendment to the Code of Ethics or waiver of a provision of the Code of Ethics, including the name of the officer to whom the waiver was granted, on our website at www.brocade.com, on the Investor Relations page.

Item 11. Executive Compensation
     The information required by this section is incorporated by reference from the information in the section entitled “Executive Compensation and Other Matters” in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this section is incorporated by reference from the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.
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
PART IV
Item 15. Exhibits and Financial Statement Schedules
     The following documents are filed as part of this Form 10-K/A
     (1) Financial Statements:
     Reference is made to the Index to Consolidated Financial Statements of Brocade Communications Systems, Inc. under Item 8 in Part II of this Form 10-K/A.
     (2) Financial Statement Schedules:
     The following financial statement schedule of Brocade Communications Systems, Inc. for the years ended October 30, 2004, October 25, 2003, and October 26, 2002, is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Brocade Communications Systems, Inc.
     Schedule II — Valuation and Qualifying Accounts       Page 87
     (3) Exhibits:
     Item 601 of Regulation S-K requires the exhibits listed below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K/A has been identified.

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated November 5, 2002 (incorporated by reference to Exhibit 2.1 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
2.2	First Amendment to Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated January 5, 2003 (incorporated by reference to Exhibit 2.2 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)
4.1	Form of Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
4.2	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

Exhibit
Number	Description of Document
4.3	Indenture, dated as of December 21, 2001, between Brocade and State Street Bank and Trust Company of California, N.A. (incorporated by reference to Exhibit 4.1 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002).
4.4	Form of Note (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.3 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002)
4.5	Registration Rights Agreement, dated as of December 21, 2001, by and among Brocade and Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc. and Merrill Lynch Pierce Fenner and Smith Incorporated (incorporated by reference to Exhibit 4.3 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002).
10.1	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
10.2 *	1995 Equity Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
10.3 *	1998 Equity Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.3 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
10.4 *	1998 Executive Equity Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.4 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
10.5 *	Amended and Restated 1999 Director Option Plan as of April 17, 2001, and form of agreement thereunder (incorporated by reference to Exhibit 10.1 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2001).
10.6 *	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.2 from Brocade’s Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000)
10.7 *	1999 Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000)
10.8 *	1999 Nonstatutory Stock Option Plan and forms of agreements thereunder, as amended (incorporated by reference to Exhibit 10.8 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002)
10.9	Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade dated September 5, 1996 (incorporated by reference to Exhibit 10.13from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
10.10 #	Acknowledgement between Wind River Systems, Inc. and Brocade dated April 22, 1999 (incorporated by reference to Exhibit 10.18from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
10.11 #	Manufacturing Agreement between Solectron California Corporation and Brocade dated July 30, 1999 (incorporated by reference to Exhibit 10.24 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended).
10.12	Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999 (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended).
10.13	First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000 (incorporated by reference to Exhibit 10.22 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.14	Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000 (incorporated by reference to Exhibit 10.23 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.15	Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2000 (incorporated by reference to Exhibit 10.26 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000)
10.16	First Amendment to Credit Agreement between Comerica Bank-California and Brocade dated March 21, 2000 (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.17	Second Amendment to Credit Agreement between Comerica Bank-California and Brocade dated September 20, 2000 (incorporated by reference to Exhibit 10.26 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.18	Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000 (incorporated by reference to Exhibit 10.27 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.19 #	Purchase Agreement between Compaq Computer Corporation and Brocade dated February 1, 2000 (incorporated by reference to Exhibit 10.28 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.20 #	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000 (EMC Purchase Agreement) (incorporated by reference to Exhibit 10.29 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.21 #	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000 (incorporated by reference to Exhibit 10.23 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.22	Extension Agreement between EMC Corporation and Brocade dated November 13, 2002 (incorporated by reference to Exhibit 10.24 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2003).
10.23 #	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999 (incorporated by reference to Exhibit 10.24 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.24	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.25 #	Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.26 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.26 #	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.27 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.27 #	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.28 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.28 #	Statement of Work #2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.29 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.29	Third Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 22, 2001 (incorporated by reference to Exhibit 10.2 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001).

Exhibit
Number	Description of Document
10.30	Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000 (incorporated by reference to Exhibit 10.1 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001).
10.31 #	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002).
10.32 #	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002).
10.33 #	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.37 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002).
10.34 #	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.36 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
10.35 #	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002).
10.36	Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002).
10.37 #	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement) (incorporated by reference to Exhibit 10.38 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002).
10.38 #	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (incorporated by reference to Exhibit 10.39 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002).
10.39	Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002 (incorporated by reference to Exhibit 10.40 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002).
10.40 #	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement) (incorporated by reference to Exhibit 10.41 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002).
10.41 #	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001 (incorporated by reference to Exhibit 10.42 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002).
10.42 +	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001 (incorporated by reference to Exhibit 10.43 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002).
10.43 #	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002 (incorporated by reference to Exhibit 10.44 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002).
10.44 #	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002 (incorporated by reference to Exhibit 10.45 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002).
10.45 #	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002. (incorporated by reference to Exhibit 10.48 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
10.46 #	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPI Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.49 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003).
10.47	Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (incorporated by reference to Exhibit 10.50 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003).

Exhibit
Number	Description of Document
10.48 #	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003 (incorporated by reference to Exhibit 10.51 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003).
10.49 #	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.52 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003).
10.50	Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.53 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003).
10.51 #	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.54 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003).
10.52 #	Amendment No. 2 to EMC Purchase Agreement between Brocade and EMC dated February 18, 2003. (incorporated by reference to Exhibit 10.55 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003).
10.53 #	Amendment No. 3 to EMC Purchase Agreement between Brocade and EMC dated July 30, 2003 (incorporated by reference to Exhibit 10.56 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 25, 2003).
10.54 #	Amendment # 10 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.55 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004).
10.55 #	Amendment # 11 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.56 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004).
10.56 #	Amendment # 14 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.59 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004).
10.57 #	Statement of Work #3 between International Business Machines Corporation and Brocade dated December 15, 2003 (incorporated by reference to Exhibit 10.60 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004).
10.58 #	Amendment No. 4 to EMC Purchase Agreement between Brocade and EMC dated October 29, 2003 (incorporated by reference to Exhibit 10.61 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004).
10.59	Third Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 30, 2000 (incorporated by reference to Exhibit 10.62 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004).
10.60	Fourth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.63 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004).
10.61	Fifth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.64 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004).
10.62	Sixth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.65 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004).
10.63	Real Estate Sale and Lease Termination Agreement between EOP-Skyport I, LLC and Brocade effective November 18, 2003 (incorporated by reference to Exhibit 10.66 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004).
10.64	Grant Deed from EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003 (incorporated by reference to Exhibit 10.67 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004).
10.65	Fourth Amendment to the Skyport Plaza Declaration of Common Easements, Covenants, Conditions and Restrictions dated October 18, 2003 (incorporated by reference to Exhibit 10.68 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004).
10.66	Guaranty of Brocade Communications Systems, Inc. to EOP Skyport I, L.L.C dated November 18, 2003 (incorporated by reference to Exhibit 10.69 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004).

Exhibit
Number	Description of Document
10.67	Right of First Offer Agreement between EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003 (incorporated by reference to Exhibit 10.70 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004).
10.68 #	Amendment # 15 dated March 26, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.71 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004).
10.69 #	Amendment No. 6 dated April 27, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.72 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004).
10.70 #	Amendment No. 5 dated May 4, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.73 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004).
10.71 #	Amendment # 1 dated May 12, 2004 to Statement of Work #3 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.76 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004).
10.72 #	Amendment # 18 dated October 5, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.77 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004).
10.73 #	Amendment No. 7 dated July 28, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.78 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004).
10.74 #	Amendment No. 8 dated November 1, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.79 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004).
10.75 #	Amendment #1 dated November 2, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.80 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004).
10.76 #	Amendment #2 dated October 27, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.81 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004).
10.77 *	Senior Leadership Plan (incorporated by reference to Exhibit 10.82 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004).
10.78 *	Employment Letter for Gregory L. Reyes (incorporated by reference to Exhibit 10.83 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10.79 *	Employment Letter for Antonio Canova (incorporated by reference to Exhibit 10.84 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004).
10.80 *	Employment Letter for Michael Klayko (incorporated by reference to Exhibit 10.85 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004).
10.81 *	Employment Letter for Don Jaworski (incorporated by reference to Exhibit 10.86 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004).
10.82 *	Employment Letter for James Lalonde (incorporated by reference to Exhibit 10.87 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004).
10.83 *	Change of Control arrangements with T.J. Grewal (incorporated by reference to Exhibit 10.88 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004).
10.84 *	Change of Control arrangements with Paul Bonderson (incorporated by reference to Exhibit 10.89 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004).
12.1 **	Statement of Computation of Ratio of Earnings to Fixed Charges
21.1 **	Subsidiaries of Registrant
23.1 **	Consent of KPMG LLP
24.1 **	Power of attorney (see signature page)
31.1 **	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2 **	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

Exhibit
Number	Description of Document
32.1 **	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

**	Filed herewith

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

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

Brocade Communications Systems, Inc.
	By:	/s/ Michael Klayko
Michael Klayko
November 14, 2005		Chief Executive Officer

POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Klayko, and Antonio Canova, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K/A and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael Klayko Michael Klayko	Chief Executive Officer (Principal Executive Officer and Director)	November 14, 2005

Vice President, Administration and
/s/ Antonio Canova Antonio Canova	Chief Financial Officer (Principal Financial and Accounting Officer)	November 14, 2005

**	Executive Chairman	November 14, 2005
David L. House

**	Lead Director	November 14, 2005
L. William Krause

**	Director	November 14, 2005
Neal Dempsey

**	Director	November 14, 2005
Nicholas G. Moore

**	Director	November 14, 2005
Seth D. Neiman

**	Director	November 14, 2005
Christopher B. Paisley

**	Director	November 14, 2005
Sanjay Vaswani

/s/ Robert Walker	Director	November 14, 2005
Robert Walker

** Power of Attorney
By: /s/ Michael Klayko
Michael Klayko, as attorney in fact

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated November 5, 2002 (incorporated by reference to Exhibit 2.1 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
2.2	First Amendment to Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated January 5, 2003 (incorporated by reference to Exhibit 2.2 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)
4.1	Form of Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
4.2	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)
4.3	Indenture, dated as of December 21, 2001, between Brocade and State Street Bank and Trust Company of California, N.A. (incorporated by reference to Exhibit 4.1 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002).
4.4	Form of Note (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.3 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002)
4.5	Registration Rights Agreement, dated as of December 21, 2001, by and among Brocade and Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc. and Merrill Lynch Pierce Fenner and Smith Incorporated (incorporated by reference to Exhibit 4.3 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002).
10.1	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
10.2 *	1995 Equity Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
10.3 *	1998 Equity Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.3 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
10.4 *	1998 Executive Equity Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.4 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
10.5 *	Amended and Restated 1999 Director Option Plan as of April 17, 2001, and form of agreement thereunder (incorporated by reference to Exhibit 10.1 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2001).
10.6 *	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.2 from Brocade’s Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000)
10.7 *	1999 Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-8 (Reg. No. 333-95653) filed on January 28, 2000)
10.8 *	1999 Nonstatutory Stock Option Plan and forms of agreements thereunder, as amended (incorporated by reference to Exhibit 10.8 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002)
10.9	Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade dated September 5, 1996 (incorporated by reference to Exhibit 10.13from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
10.10 #	Acknowledgement between Wind River Systems, Inc. and Brocade dated April 22, 1999 (incorporated by reference to Exhibit 10.18from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
10.11 #	Manufacturing Agreement between Solectron California Corporation and Brocade dated July 30, 1999 (incorporated by reference to Exhibit 10.24 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended).
10.12	Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999 (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended).
10.13	First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000 (incorporated by reference to Exhibit 10.22 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.14	Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000 (incorporated by reference to Exhibit 10.23 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.15	Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2000 (incorporated by reference to Exhibit 10.26 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000)
10.16	First Amendment to Credit Agreement between Comerica Bank-California and Brocade dated March 21, 2000 (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.17	Second Amendment to Credit Agreement between Comerica Bank-California and Brocade dated September 20, 2000 (incorporated by reference to Exhibit 10.26 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.18	Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000 (incorporated by reference to Exhibit 10.27 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.19 #	Purchase Agreement between Compaq Computer Corporation and Brocade dated February 1, 2000 (incorporated by reference to Exhibit 10.28 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.20 #	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000 (EMC Purchase Agreement) (incorporated by reference to Exhibit 10.29 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.21 #	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000 (incorporated by reference to Exhibit 10.23 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.22	Extension Agreement between EMC Corporation and Brocade dated November 13, 2002 (incorporated by reference to Exhibit 10.24 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2003).
10.23 #	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999 (incorporated by reference to Exhibit 10.24 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.24	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.25 #	Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.26 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.26 #	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.27 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.27 #	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.28 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.28 #	Statement of Work #2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.29 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.29	Third Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 22, 2001 (incorporated by reference to Exhibit 10.2 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001).
10.30	Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000 (incorporated by reference to Exhibit 10.1 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001).
10.31 #	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002).
10.32 #	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002).
10.33 #	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.37 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002).
10.34 #	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.36 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
10.35 #	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002).
10.36	Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002).
10.37 #	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement) (incorporated by reference to Exhibit 10.38 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002).
10.38 #	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (incorporated by reference to Exhibit 10.39 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002).
10.39	Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002 (incorporated by reference to Exhibit 10.40 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002).
10.40 #	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement) (incorporated by reference to Exhibit 10.41 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002).
10.41 #	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001 (incorporated by reference to Exhibit 10.42 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002).
10.42 +	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001 (incorporated by reference to Exhibit 10.43 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002).
10.43 #	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002 (incorporated by reference to Exhibit 10.44 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002).
10.44 #	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002 (incorporated by reference to Exhibit 10.45 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002).
10.45 #	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002. (incorporated by reference to Exhibit 10.48 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
10.46 #	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPI Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.49 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003).
10.47	Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (incorporated by reference to Exhibit 10.50 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003).
10.48 #	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003 (incorporated by reference to Exhibit 10.51 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003).
10.49 #	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.52 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003).
10.50	Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.53 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003).
10.51 #	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.54 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003).
10.52 #	Amendment No. 2 to EMC Purchase Agreement between Brocade and EMC dated February 18, 2003. (incorporated by reference to Exhibit 10.55 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003).
10.53 #	Amendment No. 3 to EMC Purchase Agreement between Brocade and EMC dated July 30, 2003 (incorporated by reference to Exhibit 10.56 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 25, 2003).
10.54 #	Amendment # 10 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.55 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004).
10.55 #	Amendment # 11 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.56 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004).
10.56 #	Amendment # 14 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.59 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004).
10.57 #	Statement of Work #3 between International Business Machines Corporation and Brocade dated December 15, 2003 (incorporated by reference to Exhibit 10.60 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004).
10.58 #	Amendment No. 4 to EMC Purchase Agreement between Brocade and EMC dated October 29, 2003 (incorporated by reference to Exhibit 10.61 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004).
10.59	Third Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 30, 2000 (incorporated by reference to Exhibit 10.62 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004).
10.60	Fourth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.63 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004).
10.61	Fifth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.64 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004).
10.62	Sixth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.65 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004).
10.63	Real Estate Sale and Lease Termination Agreement between EOP-Skyport I, LLC and Brocade effective November 18, 2003 (incorporated by reference to Exhibit 10.66 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004).
10.64	Grant Deed from EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003 (incorporated by reference to Exhibit 10.67 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004).
10.65	Fourth Amendment to the Skyport Plaza Declaration of Common Easements, Covenants, Conditions and Restrictions dated October 18, 2003 (incorporated by reference to Exhibit 10.68 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004).
10.66	Guaranty of Brocade Communications Systems, Inc. to EOP Skyport I, L.L.C dated November 18, 2003 (incorporated by reference to Exhibit 10.69 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004).
10.67	Right of First Offer Agreement between EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003 (incorporated by reference to Exhibit 10.70 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004).
10.68 #	Amendment # 15 dated March 26, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.71 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004).
10.69 #	Amendment No. 6 dated April 27, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.72 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004).
10.70 #	Amendment No. 5 dated May 4, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.73 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004).
10.71 #	Amendment # 1 dated May 12, 2004 to Statement of Work #3 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.76 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004).
10.72 #	Amendment # 18 dated October 5, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.77 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004).
10.73 #	Amendment No. 7 dated July 28, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.78 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004).
10.74 #	Amendment No. 8 dated November 1, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.79 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004).
10.75 #	Amendment #1 dated November 2, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.80 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004).
10.76 #	Amendment #2 dated October 27, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.81 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004).
10.77 *	Senior Leadership Plan (incorporated by reference to Exhibit 10.82 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004).
10.78 *	Employment Letter for Gregory L. Reyes (incorporated by reference to Exhibit 10.83 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10.79 *	Employment Letter for Antonio Canova (incorporated by reference to Exhibit 10.84 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004).
10.80 *	Employment Letter for Michael Klayko (incorporated by reference to Exhibit 10.85 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004).
10.81 *	Employment Letter for Don Jaworski (incorporated by reference to Exhibit 10.86 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004).
10.82 *	Employment Letter for James Lalonde (incorporated by reference to Exhibit 10.87 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004).
10.83 *	Change of Control arrangements with T.J. Grewal (incorporated by reference to Exhibit 10.88 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004).
10.84 *	Change of Control arrangements with Paul Bonderson (incorporated by reference to Exhibit 10.89 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004).
12.1 **	Statement of Computation of Ratio of Earnings to Fixed Charges
21.1 **	Subsidiaries of Registrant
23.1 **	Consent of KPMG LLP
24.1 **	Power of attorney (see signature page)
31.1 **	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2 **	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1 **	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

**	Filed herewith

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.