Form 10-Q/A
period 2005-01-29
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2005-11-14
CIK 1009626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE:
     This quarterly report on Form 10-Q/A constitutes Amendment No. 1 to the quarterly report on Form 10-Q filed by Brocade Communications Systems, Inc. (the “Company”) originally filed with the Securities and Exchange Commission on March 9, 2005, for the quarterly period ended January 29, 2005. This Form 10-Q/A is being filed solely for the following purposes:
•	Revising Item 1. Financial Statements; and

•	Revising Item 4. Controls and Procedures
     On January 24, 2005, we announced that our Audit Committee completed an internal review regarding our stock option granting process. As a result of certain findings of the review, on January 31, 2005 we filed our Form 10-K for the year ended October 30, 2004, which included the restatement of our historical financial statements for fiscal years ended October 25, 2003 and October 26, 2002, including the corresponding interim periods for fiscal year 2003, and the interim periods ended January 24, 2004, May 1, 2004, and July 31, 2004 (“January 2005 Restatement”). Please refer to Note 3, “Restatements of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.
     Following the original filing of our Form 10-K on January 31, 2005, additional information came to our attention that indicated that we could not rely on the documentation used to support the recorded measurement dates for stock options granted in the period from August 2003 through November 2004. As a result, we recorded a cumulative increase in non-cash stock option compensation expense of approximately $0.9 million over fiscal years 2003 and 2004. In addition, we determined that from 1999 through 2004 we had not appropriately accounted for the cost of stock-based compensation for certain employees on leaves of absences (“LOA”) and in transition or advisory roles prior to ceasing employment with us. This resulted in an increase in non-cash compensation expense of approximately $0.9 million, $0.2 million and $20.0 million in fiscal years 2004, 2003 and 2002, respectively, and an aggregate of approximately $49.9 million in fiscal years 1999 through 2001. We also determined that we could not rely on the documentation used to support the recorded dates for certain stock option exercises that resulted in immaterial adjustments included in the restatement, consisting of approximately $0.1 million in fiscal year 2002 and an aggregate of approximately $0.3 million in fiscal years 1999 through 2001. Accordingly, we have restated our Condensed Consolidated Balance Sheet as of January 29, 2005 to reflect the cumulative effect of the restatement. The foregoing restatement adjustments did not affect our previously reported net income or cash flows for the three months ended January 29, 2005.
     In addition, we are revising Item 4, Controls and Procedures, to disclose that we believe that our controls and procedures were not effective as of the end of the period covered by this report resulting in the restatements to our financial statements as set forth above.
     Unaffected items have not been repeated in this Amendment No. 1. This Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-Q.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q/A
QUARTER ENDED JANUARY 29, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	January 29,	January 24,
	2005	2004
		Restated (1)
Net revenues	$161,578	$145,040
Cost of revenues	64,406	67,636

Gross margin	97,172	77,404

Operating expenses:
Research and development	31,674	37,020
Sales and marketing	24,825	27,062
General and administrative	6,663	6,069
Internal review costs	3,741	—
Amortization of deferred stock compensation	107	184
Restructuring costs	—	(368)
Lease termination charge and other, net	—	75,591

Total operating expenses	67,010	145,558

Income (loss) from operations	30,162	(68,154)
Interest and other income, net	5,190	4,525
Interest expense	(2,237)	(2,670)
Gain on repurchases of convertible subordinated debt	150	521

Income (loss) before provision for income taxes	33,265	(65,778)
Income tax provision	5,322	3,707

Net income (loss)	$27,943	$(69,485)

Net income (loss) per share — Basic	$0.10	$(0.27)

Net income (loss) per share — Diluted	$0.10	$(0.27)

Shares used in per share calculation — Basic	266,218	257,796

Shares used in per share calculation — Diluted	271,422	257,796

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	January 29,	October 30,
	2005	2004
	Restated (1)	Restated (1)
Assets

Current assets:
Cash and cash equivalents	$242,310	$79,375
Short-term investments	248,614	406,933

Total cash, cash equivalents and short-term investments	490,924	486,308
Accounts receivable, net of allowances of $4,446 and $3,861 at January 29, 2005 and October 30, 2004, respectively	103,847	95,778
Inventories	6,933	5,597
Prepaid expenses and other current assets	16,291	19,131

Total current assets	617,995	606,814

Long-term investments	287,077	250,600
Property and equipment, net	118,976	124,701
Convertible subordinated debt issuance costs	2,954	3,389
Other assets	3,884	1,878

Total assets	$1,030,886	$987,382

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$39,755	$38,791
Accrued employee compensation	26,457	33,330
Deferred revenue	40,623	34,886
Current liabilities associated with lease losses	5,319	5,677
Other accrued liabilities	63,008	59,968

Total current liabilities	175,162	172,652

Non-current liabilities associated with lease losses	15,722	16,799
Convertible subordinated debt	348,109	352,279
Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value 5,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 268,220 and 264,242 shares at January 29, 2005 and October 30, 2004, respectively	268	264
Additional paid-in capital	852,325	832,655
Deferred stock compensation	(4,431)	(5,174)
Accumulated other comprehensive income	(1,259)	860
Accumulated deficit	(355,010)	(382,953)

Total stockholders’ equity	491,893	445,652

Total liabilities and stockholders’ equity	$1,030,886	$987,382

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	January 29,	January 24,
	2005	2004
		Restated (1)
Cash flows from operating activities:
Net income (loss)	$27,943	$(69,485)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,904	12,689
Loss on disposal of property and equipment	161	471
Amortization of debt issuance costs	398	495
Net gains on investments and marketable equity securities	—	(202)
Gain on repurchases of convertible subordinated debt	(150)	(521)
Non-cash compensation expense (benefit)	(935)	2,201
Provision for doubtful accounts receivable and sales returns	1,243	797
Non-cash restructuring charges	—	(3,243)
Changes in operating assets and liabilities:
Accounts receivable	(9,312)	(3,823)
Inventories	(1,336)	(73)
Prepaid expenses and other assets	2,766	926
Accounts payable	964	2,172
Accrued employee compensation	(6,873)	(4,090)
Deferred revenue	5,737	2,170
Other accrued liabilities	3,061	5,391
Liabilities associated with lease losses	(1,402)	(1,475)

Net cash provided by (used in) operating activities	35,169	(55,600)

Cash flows from investing activities:
Purchases of property and equipment	(5,827)	(36,171)
Purchases of short-term investments	(16,283)	(11,045)
Proceeds from maturities of short-term investments	195,452	49,227
Purchases of long-term investments	(70,125)	(91,551)
Purchases of non-marketable equity investments	(500)	—
Proceeds from maturities of long-term investments	7,500	32,078

Net cash provided by (used in) investing activities	110,217	(57,462)

Cash flows from financing activities:
Purchases of convertible subordinated debt	(3,983)	(8,580)
Settlement of repurchase obligation	—	(9,029)
Proceeds from issuance of common stock, net	21,352	6,510

Net cash provided by (used in) financing activities	17,369	(11,099)

Effect of exchange rate fluctuations on cash and cash equivalents	180	143

Net increase (decrease) in cash and cash equivalents	162,935	(124,018)
Cash and cash equivalents, beginning of period	79,375	360,012

Cash and cash equivalents, end of period	$242,310	$235,994

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.
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

Stock-Based Compensation.
     The Company has several stock-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004. The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), whereby the difference between the exercise price and the fair market value on the date of grant is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense is recognized in the Company’s Condensed Consolidated Statements of Operations when the exercise price of the Company’s employee stock option grants equals the market price of the underlying common stock on the date of grant, and the measurement date of the option grant is certain. The measurement date is certain when the date of grant is fixed and determinable. When the measurement date is not certain, the Company records stock compensation expense using variable accounting under APB 25. From May 1999 through July 2003, the Company granted 98.8 million options that were subject to variable accounting under APB 25 because the measurement date of the options grant was not certain. As of January 29, 2005, 3.5 million options with a weighted average exercise price of $13.67 and a weighted average remaining life of 6.8 years remain outstanding and continue to be accounted for under variable accounting. When variable accounting is applied to stock option grants, the Company remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated under an accelerated vesting method in accordance with FASB Interpretation 28.
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

	Three Months Ended
	January 29,	January 24,
	2005	2004
		(Restated)
Net income (loss) — as reported	$27,943	$(69,485)
Add: Stock-based compensation expense (benefit) included in reported net loss, net of tax	(935)	2,202
Deduct: Stock-based compensation expense determined under the fair value based method, net of tax	(4,636)	(11,314)

Pro forma net income (loss)	$22,372	$(78,597)

Basic net income (loss) per share:
As reported	$0.10	$(0.27)
Pro forma	$0.08	$(0.30)
Diluted net income (loss) per share:
As reported	$0.10	$(0.27)
Pro forma	$0.08	$(0.30)

     The assumptions used for the three months ended January 29, 2005 and January 24, 2004 are as follows:

	Three Months Ended
	January 29,	January 24,
Stock Options	2005	2004
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.0 — 3.7%	1.2 — 3.1%
Expected volatility	47.1%	57.3%
Expected life (in years)	2.9	2.6

	Three Months Ended
	January 29,	January 24,
Employee Stock Purchase Plan	2005	2004
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.0 — 2.5%	1.0 — 1.5%
Expected volatility	50.3%	61.7%
Expected life from vest date (in years)	0.5	0.5
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
Comprehensive Income (Loss)
     The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended
	January 29,	January 24,
	2005	2004
		(Restated)
Net income (loss)	$27,943	$(69,485)
Other comprehensive income (loss):
Change in net unrealized gains (losses) on marketable equity securities and short-term investments	(2,299)	(62)
Cumulative translation adjustments	180	143

Total comprehensive income (loss)	$25,824	$(69,404)

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
3. Restatement of Consolidated Financial Statements
November 2005 Restatement
     In May 2005, Brocade determined that the Company’s financial statements for the fiscal years ended October 30, 2004, October 25, 2003, and October 26, 2002, and the interim periods contained therein, should no longer be relied upon because of errors in such financial statements. Brocade has restated those financial statements, which appear in Brocade’s Annual Report on Form 10-K/A for the year ended October 30, 2004. In addition, the Company made adjustments to its financial information for fiscal years ended October 27, 2001, October 28, 2000, and October 31, 1999.
     More specifically, following the completion of an Audit Committee review announced on January 24, 2005 and the related restatement (as described below in “January 2005 Restatement”), additional information came to Brocade’s attention that indicated that it could not rely on the documentation used to support the recorded measurement dates for stock options granted in the period from August 2003 through November 2004. As a result, Brocade recorded a cumulative increase in non-cash stock option compensation expense of approximately $0.9 million over fiscal years 2003 and 2004.
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
Impact of the Financial Statement Adjustments on the Condensed Consolidated Balance Sheets
     The following table presents the impact of the financial statement adjustments related to the November 2005 Restatement on the Company’s previously reported Condensed Consolidated Balance Sheets as of January 29, 2005 and October 29, 2004.

	January 29, 2005
	As Previously
	Reported (1)	Adjustments (3)	As Restated
ASSETS
Total assets	$1,030,886	$—	$1,030,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	$538,993	$—	$538,993

Stockholders’ equity:
Preferred stock	—	—	—
Common stock:	268	—	268
Additional paid-in capital	776,747	75,578	852,325
Deferred stock compensation	(1,194)	(3,237)	(4,431)
Accumulated other comprehensive income	(1,259)	—	(1,259)
Accumulated earnings (deficit)	(282,669)	(72,341)	(355,010)

Total stockholders’ equity	491,893	—	491,893

Total liabilities and stockholders’ equity	$1,030,886	$—	$1,030,886

	October 30, 2004
	As Previously
	Reported (2)	Adjustments (3)	As Restated
ASSETS
Total assets	$987,382	$—	$987,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	$541,730	$—	$541,730

Stockholders’ equity:
Preferred stock	—	—	—
Common stock:	264	—	264
Additional paid-in capital	757,077	75,578	832,655
Deferred stock compensation	(1,937)	(3,237)	(5,174)
Accumulated other comprehensive income	860	—	860
Accumulated earnings (deficit)	(310,612)	(72,341)	(382,953)

Total stockholders’ equity	445,652	—	445,652

Total liabilities and stockholders’ equity	$987,382	$—	$987,382

(1)	These amounts were reported in the Company’s Form 10-Q filed with the SEC on March 9, 2005.

(2)	These amounts were reported in the Company’s Form 10-K filed with the SEC on January 31, 2005. Amounts reflect the Company’s January 2005 Restatement described below.

(3)	Adjustments reflect additional stock-based compensation expense for certain employees on LOA and in transition or advisory roles prior to ceasing employment with the Company and additional stock-based compensation expense associated with change in measurement dates for certain stock options.
January 2005 Restatement
     On January 24, 2005, the Company announced that its Audit Committee completed an internal review regarding the Company’s stock option granting process. As a result of certain findings of the review, the Company restated certain of its historical financial statements.
     Specifically, the Company determined that the restatement was required because it incorrectly accounted for: (A) stock option grants that were made to new hires on their offer acceptance date, rather than the date of their commencement of employment, during the period May 1999 to July 2000; (B) stock option grants that were made to persons engaged on a part-time basis prior to their new hire full-time employment during the period August 2000 to October 2002; and (C) stock option grants where there was insufficient basis to rely on the Company’s process and related documentation to support recorded measurement dates used to account for certain stock options granted prior to August 2003. Therefore, the Company recorded additional stock-based compensation charges relating to many of its stock option grants made during the period 1999 through the third quarter of fiscal year 2003. In addition, the Company recorded a valuation allowance associated with deferred tax assets related to previously recorded stock option tax benefits. The Company also concluded that there were improprieties in connection with the documentation of stock option grants and related employment records of a small number of employees prior to mid-2002, which resulted in immaterial adjustments included in the January 2005 restatement.
     These charges affected the previously filed financial statements for fiscal years ended October 25, 2003, and October 26, 2002, including the corresponding interim periods for fiscal year 2003, and the interim periods ended January 24, 2004, May 1, 2004 and July 31, 2004. The Company also recorded stock-based compensation and associated income tax adjustments to previously announced financial results for the fourth quarter and year ended October 30, 2004. These adjustments related solely to matters pertaining to stock options granted prior to August 2003.
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
     The following table summarizes the maturities of the Company’s investments in debt securities issued by United States government agencies, municipal government obligations, and corporate bonds and notes as of January 29, 2005 (in thousands):

	Amortized	Fair
	Cost	Value
Less than one year	$249,024	$248,614
Due in 1 — 2 years	170,130	168,374
Due in 2 — 3 years	120,337	118,703

Total	$539,491	$535,691

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
11. Net Income (Loss) per Share
     The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended
	January 29,	January 24,
	2005	2004
		(Restated)
Net income (loss)	$27,943	$(69,485)

Basic and diluted net income (loss) per share:
Weighted-average shares of common stock outstanding	266,391	258,281
Less: Weighted-average shares of common stock subject to repurchase	(173)	(485)

Weighted-average shares used in computing basic net income (loss) per share	266,218	257,796
Dilutive effect of common share equivalents	5,204	—

Weighted-average shares used in computing diluted net loss per share	271,422	257,796

Basic net income (loss) per share	$0.10	$(0.27)

Diluted net income (loss) per share	$0.10	$(0.27)

     For the three months ended January 29, 2005, potential common shares in the form of stock options to purchase 3.0 million weighted-average shares of common stock were antidilutive and, therefore, not included in the computation of diluted earnings per share. For the three months ended January 24, 2004, stock options outstanding of 47.5 million shares were antidilutive as the Company had net loss for the period, and therefore, not included in the computation of diluted earnings per share. In addition, for the three months ended January 29, 2005 and January 24, 2004, potential common shares resulting from the potential conversion, on a weighted average basis, of the Company’s convertible subordinated debt of 8.0 million and 9.9 million common shares, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share.
12. Subsequent Events
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
     On June 9, 2005, Brocade received notice that the Securities and Exchange Commission’s informal inquiry regarding the Company’s previous accounting for certain stock options was now the subject of a formal order of investigation. Brocade also announced that the Department of Justice is working with the Securities and Exchange Commission in a joint investigation regarding Brocade’s stock option granting practice.

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

Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”).
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
     Based on this evaluation, as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer concluded that there existed material weaknesses in our disclosure controls and procedures as of January 29, 2005 and, therefore, our disclosure controls and procedures were not operating effectively as of such date, for the reasons discussed below.
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
     Following the January 2005 Restatement, we discovered additional information that caused us to identify a material weakness relating to failure to adhere to our stock option granting policies during the period from August 2003 through November 2004. As a result, we determined that we could not rely on the documentation used to support the recorded measurement dates for the stock options granted during such period. We also identified a material weakness relating to failure to adhere to our policy regarding leaves of absence (“LOA”) and transition or advisory roles. Specifically, we determined that from 1999 through 2004, we had not appropriately accounted for the cost of stock-based compensation for certain employees on LOA and in transition and advisory roles. As a result, in connection with an internal review by the Audit Committee, we determined to further restate our financial statements to record additional charges for stock-based compensation expense (the “November 2005 Restatement”).
     In connection with each of the January 2005 Restatement and November 2005 Restatement, our Audit Committee, with the assistance of independent legal counsel who engaged a forensic accounting firm, undertook a review of the matters referenced above.
     (b) Changes in Internal Control Over Financial Reporting.
     Since the beginning of fiscal year 2003, we have implemented numerous measures in connection with our ongoing effort to improve our control processes and corporate governance, many of which have been enhanced further as a result of the findings of our Audit Committee internal reviews and the determination that material weaknesses existed. As discussed below, there have been changes to our internal control over financial reporting during the quarter ended January 29, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes from December 2002 through October 30, 2004
     1. Improvements in Disclosure Controls and Internal Control over Financial Reporting:
•	We improved the documentation of our significant accounting policies, which are reviewed with our Audit Committee.

•	Improvements have been made to the Audit Committee charter and committee functions. The Audit Committee charter was expanded to include in its scope the responsibility to review and approve all new, or changes to, significant accounting policies and positions. In addition, we expanded both the number of Audit Committee meetings from four to eight standing meetings, and the duration of those meetings. This allows a more in-depth review of complex accounting issues.

•	We formed a Disclosure Committee composed of representatives from our accounting, legal and investor relations departments, and our financial management, the minutes of which are reviewed with the Audit Committee.
     2. Improvements in stock option granting process and related Internal Controls:
•	We implemented cross functional teams composed of members of our legal, accounting and human resources departments to develop improvements in the stock option granting process.

•	We formalized guidelines relating to the size and vesting schedule of stock option grants for all new employees and on-going employee grants.

•	We improved the documentation of the actions of the Compensation Committee and grant subcommittee regarding stock option granting.

•	We made personnel changes in areas associated with the stock option granting process to increase the levels of experience of the personnel involved.

•	We increased the frequency of stock option grants, moving to grants on a two to three week routine cycle, and significantly reduced the processing time between grant dates and the delivery of option paperwork to employees.
Changes from October 30, 2004 through January 29, 2005
     Between October 30, 2004 and January 29, 2005, we took a number of steps to strengthen our disclosure controls and procedures and internal control over financial reporting. These remedial measures include personnel and procedural changes to improve the stock option granting process. Specifically, we have implemented the following additional internal control improvements:
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

Changes Subsequent to January 29, 2005
     Subsequent to January 29, 2005, we have taken a number of steps to further strengthen our disclosure controls and procedures and internal control over financial reporting. These remedial measures include personnel and procedural changes to improve the stock option granting and employee change in status processes. Specifically, we have implemented the following additional internal control improvements:
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

PART II — OTHER INFORMATION
Item 6. Exhibits

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

Date: November 14, 2005	By:	/s/ ANTONIO CANOVA

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