Form 10-Q
period 2005-04-30
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2005-11-14
CIK 1009626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock on May 28, 2005 was 267,904,702 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED APRIL 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,	May 1,	April 30,	May 1,
	2005	2004	2005	2004
		Restated (1)		Restated (1)
Net revenues	$144,753	$145,579	$306,331	$290,619
Cost of revenues	61,919	66,786	126,325	134,422

Gross margin	82,834	78,793	180,006	156,197
Operating expenses:
Research and development	31,361	34,399	63,035	71,419
Sales and marketing	25,083	27,201	49,908	54,263
General and administrative	5,692	5,876	12,355	11,945
Internal review and SEC investigation costs	1,363	—	5,104	—
Settlement of an acquisition-related claim	—	6,943	—	6,943
Amortization of deferred stock compensation	24	127	131	311
Restructuring costs	(137)	10,461	(137)	10,093
Lease termination charge and other, net	—	—	—	75,591

Total operating expenses	63,386	85,007	130,396	230,565

Income (loss) from operations	19,448	(6,214)	49,610	(74,368)
Interest and other income, net	5,592	5,039	10,782	9,564
Interest expense	(1,826)	(2,896)	(4,063)	(5,566)
Gain on repurchases of convertible subordinated debt	2,168	—	2,318	521

Income (loss) before provision for (benefit from) income taxes	25,382	(4,071)	58,647	(69,849)

Income tax provision (benefit)	4,025	(5,954)	9,347	(2,247)

Net income (loss)	$21,357	$1,883	$49,300	$(67,602)

Net income (loss) per share — Basic	$0.08	$0.01	$0.18	$(0.26)

Net income (loss) per share — Diluted	$0.08	$0.01	$0.18	$(0.26)

Shares used in per share calculation — Basic	268,043	259,265	267,131	258,531

Shares used in per share calculation — Diluted	269,823	263,373	270,648	258,531

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	April 30,	October 30,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$81,516	$79,375
Short-term investments	305,543	406,933

Total cash, cash equivalents and short-term investments	387,059	486,308
Accounts receivable, net of allowances of $4,286 and $3,861 at April 30, 2005 and October 30, 2004, respectively	87,264	95,778
Inventories	11,860	5,597
Prepaid expenses and other current assets	15,223	19,131

Total current assets	501,406	606,814

Long-term investments	359,593	250,600
Property and equipment, net	113,584	124,701
Convertible subordinated debt issuance costs	2,055	3,389
Other assets	2,682	1,878

Total assets	$979,320	$987,382

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$37,618	$38,791
Accrued employee compensation	33,315	33,330
Deferred revenue	40,769	34,886
Current liabilities associated with lease losses	5,099	5,677
Other accrued liabilities	65,365	59,968

Total current liabilities	182,166	172,652

Non-current liabilities associated with lease losses	14,631	16,799
Convertible subordinated debt	278,883	352,279
Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value 5,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 267,910 and 264,242 shares at April 30, 2005 and October 30, 2004, respectively	268	264
Additional paid-in capital	845,762	832,655
Deferred stock compensation	(3,085)	(5,174)
Accumulated other comprehensive income	(5,652)	860
Accumulated deficit	(333,653)	(382,953)

Total stockholders’ equity	503,640	445,652

Total liabilities and stockholders’ equity	$979,320	$987,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	April 30,	May 1,
	2005	2004
		Restated (1)
Cash flows from operating activities:
Net income (loss)	$49,300	$(67,602)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,758	25,926
Loss on disposal of property and equipment	500	5,340
Amortization of debt issuance costs	741	1,018
Net gains on investments and marketable equity securities	—	(202)
Gain on repurchases of convertible subordinated debt	(2,318)	(521)
Non-cash compensation expense (benefit)	(1,641)	625
Provision for doubtful accounts receivable and sales returns	1,370	1,985
Non-cash restructuring charges	—	6,123
Settlement of an acquisition-related claim	—	6,943
Changes in operating assets and liabilities:
Accounts receivable	7,144	(6,506)
Inventories	(6,263)	(93)
Prepaid expenses and other assets	2,688	2,166
Accounts payable	(1,173)	(2,475)
Accrued employee compensation	(15)	(21)
Deferred revenue	5,883	8,550
Other accrued liabilities and long-term debt	5,389	1,598
Liabilities associated with lease losses	(2,684)	(3,069)

Net cash provided by (used in) operating activities	83,679	(20,215)

Cash flows from investing activities:
Purchases of property and equipment	(11,359)	(41,496)
Purchases of short-term investments	(198,705)	(36,615)
Proceeds from maturities of short-term investments	364,509	58,998
Purchases of long-term investments	(190,250)	(198,162)
Proceeds from other investments, net	252	—
Proceeds from maturities of long-term investments	7,500	111,078

Net cash used in investing activities	(28,053)	(106,197)

Cash flows from financing activities:
Purchases of convertible subordinated debt	(70,485)	(8,580)
Settlement of repurchase obligation	—	(9,029)
Proceeds from issuance of common stock, net	23,891	11,685
Common stock repurchase program	(7,050)	—

Net cash used in financing activities	(53,644)	(5,924)

Effect of exchange rate fluctuations on cash and cash equivalents	159	(33)

Net increase (decrease) in cash and cash equivalents	2,141	(132,369)
Cash and cash equivalents, beginning of period	79,375	360,012

Cash and cash equivalents, end of period	$81,516	$227,643

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Operations of Brocade
     Brocade Communications Systems, Inc. (“Brocade” or the “Company”) designs, develops, markets, sells, and supports data storage networking products and services, offering a line of storage networking products that enable companies to implement highly available, scalable, manageable, and secure environments for data storage applications. The Brocade SilkWorm® family of storage area networking (“SAN”) products is designed to help companies reduce the cost and complexity of managing business information within a data storage environment. In addition, the Brocade Tapestry™ family of application infrastructure solutions extends the ability to proactively manage and optimize application and information resources across the enterprise. Brocade products and services are marketed, sold, and supported worldwide to end-user customers through distribution partners, including original equipment manufacturers (“OEMs”), value-added distributors, systems integrators, and value-added resellers.
     Brocade was reincorporated on May 14, 1999 as a Delaware corporation, succeeding operations that began on August 24, 1995. The Company’s headquarters are located in San Jose, California.
     Brocade, the Brocade B weave logo, Fabric OS, Secure Fabric OS, and SilkWorm are registered trademarks and Tapestry is a trademark of Brocade Communications Systems, Inc., in the United States and in other countries. All other brands, products, or service names are or may be trademarks or service marks of, and are used to identify, products or services of their respective owners.
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
Basis of Presentation
     The accompanying financial data as of April 30, 2005, and for the three and six months ended April 30, 2005 and May 1, 2004, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 30, 2004 Condensed Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended October 30, 2004.
     In the opinion of management, all adjustments (which include only normal recurring adjustments, except as otherwise indicated) necessary to present a fair statement of financial position as of April 30, 2005, results of operations for the three and six months ended April 30, 2005 and May 1, 2004, and cash flows for the six months ended April 30, 2005 and May 1, 2004, have been made. The results of operations for the three and six months ended April 30, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Cash and Cash Equivalents
     The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.
Investments and Equity Securities
     Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Investment securities with original or remaining maturities of one year or more are considered long-term investments. Short-term and long-term investments consist of auction rate securities, debt securities issued by United States government agencies, municipal government obligations, and corporate bonds and notes. In the first quarter of fiscal year 2005, the Company concluded that it was appropriate to classify its auction rate securities as short-term investments. These investments were previously classified as cash and cash equivalents. Accordingly, we have revised our October 30, 2004 balance sheet to report these securities totaling $35.2 million as short-term investments on the accompanying Condensed Consolidated Balance Sheets.
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
     From time to time the Company makes equity investments in non-publicly traded companies. These investments are included in other assets on the accompanying Condensed Consolidated Balance Sheets, and are generally accounted for under the cost method as the Company does not have the ability to exercise significant influence over the respective company’s operating and financial policies. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income, net on the Condensed Consolidated Statements of Operations. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary. As of April 30, 2005 and October 30, 2004, the carrying values of the Company’s equity investments in non-publicly traded companies were $1.0 million and $0.5 million, respectively.
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
     A majority of the Company’s trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of April 30, 2005 and October 30, 2004, 83 percent and 85 percent, respectively, of accounts receivable were concentrated with five customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales returns, and other allowances. While the Company has not experienced material credit losses in any of the periods presented, there can be no assurance that the Company will not experience material credit losses in the future.
     For the three months ended April 30, 2005 and May 1, 2004, three customers each represented ten percent or more of the Company’s total revenues for combined totals of 73 percent and 68 percent of total revenues, respectively. For the six months ended April 30, 2005 and May 1, 2004, three customers each represented ten percent or more of the Company’s total revenues for combined totals of 72 percent and 68 percent of total revenues, respectively. The level of sales to any one of these customers may vary, and the loss of, or a decrease in the level of sales to, any one of these customers, could seriously harm the Company’s financial condition and results of operations.
     The Company currently relies on single and limited supply sources for several key components used in the manufacture of its products. Additionally, the Company relies on one contract manufacturer for the production of its products. The inability of any single and limited source suppliers or the inability of the contract manufacturer to fulfill supply and production requirements, respectively, could have a material adverse effect on the Company’s future operating results.
     The Company’s business is concentrated in the SAN industry, which from time to time has been impacted by unfavorable economic conditions and reduced information technology (“IT”) spending rates. Accordingly, the Company’s future success depends upon the buying patterns of customers in the SAN industry, their response to current and future IT investment trends, and the continued demand by such customers for the Company’s products. The Company’s future success, in part, will depend upon its ability to enhance its existing products and to develop and introduce, on a timely basis, new cost-effective products and features that keep pace with technological developments and emerging industry standards.
Revenue Recognition
     Product revenue. Product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. However, for newly introduced products, many of the Company’s large OEM customers require a product qualification period during which the Company’s products are tested and approved by the OEM customer for sale to their customers. Revenue recognition, and related cost, is deferred for shipments to new OEM customers and for shipments of newly introduced products to existing OEM customers until satisfactory evidence of completion of the product qualification has been received from the OEM customer. Revenue from sales to the Company’s master reseller customers is recognized in the same period in which the product is actually sold by the master reseller (sell through).
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
     Service revenue. Service revenue consists of training, warranty, and maintenance arrangements, including post-contract customer support (“PCS”) services. PCS services are offered under renewable, annual fee-based contracts or as part of multiple element arrangements and typically include upgrades and enhancements to the Company’s software operating system, and telephone support. Service revenue, including revenue allocated to PCS elements, is deferred and recognized ratably over the contractual period. Service contracts are typically one to three years in length. Training revenue is recognized upon completion of the training. Service and training revenue were not material in any of the periods presented.
     Multiple-element arrangements. The Company’s multiple-element product offerings include computer hardware and software products, and support services. The Company also sells certain software products and support services separately.

The Company’s software products are essential to the functionality of its hardware products and are, therefore, accounted for in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended. The Company allocates revenue to each element based upon vendor-specific objective evidence (“VSOE”) of the fair value of the element or, if VSOE is not available, by application of the residual method. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.
     Warranty Expense. The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience.
Stock-Based Compensation
     The Company has several stock-based compensation plans that are described in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 30, 2004. The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), whereby the difference between the exercise price and the fair market value on the date of grant is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense is recognized in the Company’s Condensed Consolidated Statements of Operations when the exercise price of the Company’s employee stock option grants equals the market price of the underlying common stock on the date of grant, and the measurement date of the option grant is certain. The measurement date is certain when the date of grant is fixed and determinable. When the measurement date is not certain, the Company records stock compensation expense using variable accounting under APB 25. From May 1999 through July 2003, the Company granted 98.8 million options that were subject to variable accounting under APB 25 because the measurement date of the options grant was not certain. As of April 30, 2005, 3.4 million options with a weighted average exercise price of $12.77 and a weighted average remaining life of 6.6 years remain outstanding and continue to be accounted for under variable accounting. When variable accounting is applied to stock option grants, the Company remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated under an accelerated vesting method in accordance with FASB Interpretation 28.
     Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), established a fair value based method of accounting for stock-based plans. Companies that elect to account for stock-based compensation plans in accordance with APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.
     Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123” (“SFAS 148”), amended the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The pro forma information resulting from the use of the fair value based method under SFAS 123 is as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	April 30,	May 1,	April 30,	May 1,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income (loss) – as reported	$21,357	$1,883	$49,300	$(67,602)
Add: Stock-based compensation expense (benefit) included in reported net income (loss), net of tax	(706)	(1,574)	(1,641)	628
Deduct: Stock-based compensation expense determined under the fair value based method, net of tax	(4,903)	(7,255)	(9,539)	(18,569)

Pro forma net income (loss)	$15,748	$(6,946)	$38,120	$(85,543)

Basic net income (loss) per share:
As reported	$0.08	$0.01	$0.18	$(0.26)
Pro forma	$0.06	$(0.03)	$0.14	$(0.33)
Diluted net income (loss) per share:
As reported	$0.08	$0.01	$0.18	$(0.26)
Pro forma	$0.06	$(0.03)	$0.14	$(0.33)

     The assumptions used for the three and six months ended April 30, 2005 and May 1, 2004 are as follows:

	Three Months Ended		Six Months Ended
	April 30,	May 1,	April 30,	May 1,
	2005	2004	2005	2004
Stock Options
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.4 – 3.9%	1.7 – 3.7%	3.2 – 3.8%	1.4 – 3.4%
Expected volatility	47.6%	54.9%	47.4%	56.1%
Expected life (in years)	2.8	3.3	2.8	2.9

	Three Months Ended		Six Months Ended
	April 30,	May 1,	April 30,	May 1,
	2005	2004	2005	2004
Employee Stock Purchase Plan
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.0 – 2.5%	1.0 – 1.5%	2.0 – 2.5%	1.0 – 1.5%
Expected volatility	50.3%	61.7%	50.3%	61.7%
Expected life (in years)	0.5	0.5	0.5	0.5
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
Comprehensive Income (Loss)
     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,	May 1,	April 30,	May 1,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income (loss)	$21,357	$1,883	$49,300	$(67,602)
Other comprehensive income (loss):
Change in net unrealized gains (losses) on marketable equity securities and investments	(4,372)	(3,110)	(6,671)	(3,172)
Cumulative translation adjustments	(21)	(176)	159	(33)

Total comprehensive income (loss)	$16,964	$(1,403)	$42,788	$(70,807)

Recent Accounting Pronouncements
     In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R is effective for the first interim or annual reporting period of the company’s first fiscal year that begins on or after June 15, 2005. The Company is in the process of determining the effect of the adoption of SFAS 123R will have on its financial position, results of operations, and cash flows.
     In March 2005, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin 107, “Share-Based Payments,” (“SAB 107”). The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. The Company is in the process of determining the effect of the adoption of SAB 107 will have on its financial position, results of operations, and cash flows.
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
Impact of the Financial Statement Adjustments on the Condensed Consolidated Statements of Operations
     The following table presents the impact of the financial statement adjustments related to the November 2005 Restatement on the Company’s previously reported condensed consolidated statements of operations for the three and six months ended May 1, 2004.

	Three Months Ended May 1, 2004
	Previously
	Reported (1)	Adjustments (2)	As Restated
Net revenues	$145,579	$—	$145,579
Cost of revenues	66,764	22	66,786

Gross margin	78,815	(22)	78,793

Operating expenses:
Research and development	34,329	70	34,399
Sales and marketing	26,873	328	27,201
General and administrative	5,834	42	5,876
Settlement of an acquisition-related claim	6,943	—	6,943
Amortization of deferred stock
compensation	127	—	127
Restructuring costs	10,461	—	10,461

Total operating expenses	84,567	440	85,007

Loss from operations	(5,752)	(462)	(6,214)
Interest and other income, net	5,039	—	5,039
Interest expense	(2,896)	—	(2,896)

Loss before benefit from income taxes	(3,609)	(462)	(4,071)
Income tax provision (benefit)	(5,954)	—	(5,954)

Net income (loss)	$2,345	$(462)	$1,883

Net income (loss) per share — Basic	$0.01	$0.00	$0.01

Net income (loss) per share — Diluted	$0.01	$0.00	$0.01

Shares used in per share calculation — Basic	259,265	259,265	259,265

Shares used in per share calculation — Diluted	263,373	263,373	263,373

(1)	These amounts were reported in the Company’s Form 10-K filed with the SEC on January 31, 2005. Amounts reflect the Company’s January 2005 Restatement described below. In addition, certain reclassifications have been made to prior year balances in order to conform to the current year presentation. Refer to Note 3, “Restatement of Consolidated Financial Statement,” and Note 19, “Selected Quarterly Information (Unaudited),” of the Notes to Consolidated Financial Statements on the Company’s Form 10-K/A for fiscal year ended October 30, 2004.

(2)	Adjustments reflect additional stock-based compensation expense for certain employees on LOA and in transition or advisory roles prior to ceasing employment with the Company and additional stock-based compensation expense associated with change in measurement dates for certain stock options.

	Six Months Ended May 1, 2004
	Previously
	Reported (1)	Adjustments (2)	As Restated
Net revenues	$290,619	$—	$290,619
Cost of revenues	134,384	38	134,422

Gross margin	156,235	(38)	156,197

Operating expenses:
Research and development	71,307	112	71,419
Sales and marketing	53,453	810	54,263
General and administrative	11,767	178	11,945
Settlement of an acquisition-related claim	6,943	—	6,943
Amortization of deferred stock compensation	311	—	311
Restructuring costs	10,093	—	10,093
Lease termination charge and other, net	75,591	—	75,591

Total operating expenses	229,465	1,100	230,565

Loss from operations	(73,230)	(1,138)	(74,368)
Interest and other income, net	9,564	—	9,564
Interest expense	(5,566)	—	(5,566)
Gain on repurchases of convertible subordinated debt	521	—	521

Loss before benefit from income taxes	(68,711)	(1,138)	(69,849)
Income tax provision (benefit)	(2,247)	—	(2,247)

Net loss	$(66,464)	$(1,138)	$(67,602)

Net loss per share — Basic and Diluted	$(0.26)	$(0.00)	$(0.26)

Shares used in per share calculation — Basic and Diluted	258,531	258,531	258,531

(1)	These amounts were reported in the Company’s Form 10-K filed with the SEC on January 31, 2005. Amounts reflect the Company’s January 2005 Restatement described below. In addition, certain reclassifications have been made to prior year balances in order to conform to the current year presentation. Refer to Note 3, “Restatement of Consolidated Financial Statement,” and Note 19, “Selected Quarterly Information (Unaudited),” of the Notes to Consolidated Financial Statements on the Company’s Form 10-K/A for fiscal year ended October 30, 2004.

(2)	Adjustments reflect additional stock-based compensation expense for certain employees on LOA and in transition or advisory roles prior to ceasing employment with the Company and additional stock-based compensation expense associated with change in measurement dates for certain stock options.
January 2005 Restatement
     On January 24, 2005, the Company announced that its Audit Committee completed an internal review regarding the Company’s stock option granting process. As a result of certain findings of the review, the Company restated certain of its historical financial statements.
     Specifically, the Company determined that the restatement was required because it incorrectly accounted for: (A) stock option grants that were made to new hires on their offer acceptance date, rather than the date of their commencement of employment, during the period May 1999 to July 2000; (B) stock option grants that were made to persons engaged on a part-

time basis prior to their new hire full-time employment during the period August 2000 to October 2002; and (C) stock option grants where there was insufficient basis to rely on the Company’s process and related documentation to support recorded measurement dates used to account for certain stock options granted prior to August 2003. Therefore, the Company recorded additional stock-based compensation charges relating to many of its stock option grants made during the period 1999 through the third quarter of fiscal year 2003. In addition, the Company recorded a valuation allowance associated with deferred tax assets related to previously recorded stock option tax benefits. The Company also concluded that there were improprieties in connection with the documentation of stock option grants and related employment records of a small number of employees prior to mid-2002, which resulted in immaterial adjustments included in the January 2005 restatement.
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
     The following table summarizes the total restructuring costs incurred and charged to restructuring expense during the second quarter of fiscal year 2004, costs paid or otherwise settled, and the remaining unpaid or otherwise unsettled accrued liabilities (in thousands) as of April 30, 2005:

		Contract
	Severance	Terminations	Equipment
	and Benefits	and Other	Impairment	Total
Restructuring costs incurred	$7,480	$1,740	$1,241	$10,461
Cash payments	(5,661)	(1,692)	—	(7,353)
Non-cash charges	—	—	(1,241)	(1,241)
Adjustments	(981)	(48)	—	(1,029)

Remaining accrued liabilities at October 30, 2004	838	—	—	838
Cash payments	(710)	—	—	(710)

Remaining accrued liabilities at April 30, 2005	$128	$—	$—	$128

     Restructuring costs for the six months ended May 1, 2004 include a reduction of $0.4 million to restructuring costs related to our other previously recorded restructuring liability, primarily due to a lower than expected outcome related to outplacement costs.
5. Balance Sheet Details
     The following tables provide details of selected balance sheet items (in thousands):

	April 30,	October 30,
	2005	2004
Inventories:
Raw materials	$5,635	$1,950
Finished goods	6,225	3,647

Total	$11,860	$5,597

Property and equipment, net:
Computer equipment and software	$66,397	$63,524
Engineering and other equipment	114,438	111,109
Furniture and fixtures	4,396	4,429
Leasehold improvements	39,619	39,520
Land and building	30,000	30,000

	254,850	248,582
Less: Accumulated depreciation and amortization	(141,266)	(123,881)

Total	$113,584	$124,701

	April 30,	October 30,
	2005	2004
Other accrued liabilities:
Income taxes payable	$34,565	$27,769
Accrued warranty	1,780	4,669
Inventory purchase commitments	6,873	4,326
Accrued sales programs	9,711	8,231
Accrued restructuring	128	838
Other	12,308	14,135

Total	$65,365	$59,968

     Leasehold improvements as of April 30, 2005 and October 30, 2004, are shown net of estimated asset impairments related to facilities lease losses (see Note 7).
6. Investments and Equity Securities
     The following tables summarize the Company’s investments and equity securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
April 30, 2005
U.S. government agencies and municipal obligations	$319,876	$11	$(2,921)	$316,966
Corporate bonds and notes	351,849	42	(3,721)	348,170
Equity securities	37	4	—	41

Total	$671,762	$57	$(6,642)	$665,177

Reported as:
Short-term investments				$305,543
Other current assets				41
Long-term investments				359,593

Total				$665,177

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
October 30, 2004
U.S. government agencies and municipal obligations	$526,953	$1,307	$(972)	$527,288
Corporate bonds and notes	130,604	146	(505)	130,245
Equity securities	694	164	—	858

Total	$658,251	$1,617	$(1,477)	$658,391

Reported as:
Short-term investments				$406,933
Other current assets				858
Long-term investments				250,600

Total				$658,391

     For the three months ended April 30, 2005 and May 1, 2004, there were no gains realized on the sale of investments or marketable equity securities. For the six months ended April 30, 2005 and May 1, 2004, total gains realized on the sale of investments or marketable equity securities were zero and $0.2 million, respectively. As of April 30, 2005 and October 30, 2004, net unrealized holding gains (losses) of $(6.6) million and $0.1 million, respectively, were included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets.
     The following table summarizes the maturities of the Company’s investments in debt securities issued by United States government agencies, municipal government obligations, and corporate bonds and notes as of April 30, 2005 (in thousands):

	Amortized	Fair
	Cost	Value
Less than one year	$307,513	$305,543
Due in 1 – 2 years	322,550	318,396
Due in 2 – 3 years	41,662	41,197

Total	$671,725	$665,136

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

     The following table summarizes the activity related to the lease termination charge and other, net incurred in the three months ended January 24, 2004 (in thousands):

Lease termination charge	$76,800
Closing costs and other related charges	1,234
Reversal of previously recorded facilities lease loss reserve	(23,731)
Additional reserve booked as a result of facilities consolidation	20,855
Asset impairments associated with facilities consolidation	433

Total lease termination charge and other, net	$75,591

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
     The following table summarizes the activity related to the facilities lease losses reserve, net of expected sublease income (in thousands), as of April 30, 2005:

Lease Loss
Reserve
Reserve balance at October 30, 2004	$22,476
Cash payments on facilities leases	(2,685)
Non-cash charges	(61)

Reserve balance at April 30, 2005	$19,730

     Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2010.
8. Convertible Subordinated Debt
     On December 21, 2001, and January 10, 2002, the Company sold, in private placements pursuant to Section 4(2) of the Securities Act of 1933, as amended, an aggregate of $550 million in principal amount, two percent convertible subordinated notes due January 2007 (the notes or convertible subordinated debt). The initial purchasers purchased the notes from the Company at a discount of 2.25 percent of the aggregate principal amount. Holders of the notes may, in whole or in part, convert the notes into shares of the Company’s common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (approximately 6.4 million shares may be issued upon conversion based on outstanding debt of $278.9 million as of April 30, 2005) at any time prior to maturity on January 1, 2007. At any time on or after January 5, 2005, the Company may redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price
Beginning on January 5, 2005 and ending on December 31, 2005	100.80%
Beginning on January 1, 2006 and ending on December 31, 2006	100.40%
On January 1, 2007 and thereafter	100.00%

     The Company is required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Debt issuance costs of $12.4 million are being amortized over the term of the notes. The amortization of debt issuance costs will accelerate upon early redemption or conversion of the notes. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures. As of April 30, 2005, the remaining balance of unamortized debt issuance costs was $2.1 million.
     During the three months ended April 30, 2005, the Company repurchased on the open market $69.2 million in face value of its convertible subordinated debt. The Company paid an average of $0.96 on each dollar of face value for an aggregate purchase price of $66.5 million, which resulted in a pre-tax gain of $2.2 million for the three months ended April 30, 2005. During the six months ended April 30, 2005, the Company repurchased a total of $73.4 million in face value of its convertible subordinated debt, which resulted in a pre-tax gain of $2.3 million for the six months ended April 30, 2005. To date, the Company has repurchased a total of $271.1 million in face value of its convertible subordinated notes. As of April 30, 2005, the remaining balance outstanding of the convertible subordinated debt was $278.9 million.
     The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On April 29, 2005, the average bid and ask price on the Portal Market of the notes was 93.0, resulting in an aggregate fair value of approximately $259.4 million.
     On August 23, 2005, the Company elected to deposit funds with the trustee, which fully collateralized the outstanding notes, and to discharge the indenture agreement with respect to the notes. Pursuant to this election, the Company provided an irrevocable letter of instruction to the trustee to issue a notice of redemption on June 26, 2006 and to redeem all of the outstanding notes on August 22, 2006. (See Note 12.)
9. Commitments and Contingencies
Leases
     The Company leases its facilities and certain equipment under various operating lease agreements expiring through August 2010. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $8.3 million as security for the leases. Future minimum lease payments under all non-cancelable operating leases as of April 30, 2005 were $73.7 million. In addition to base rent, many of the facilities lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.
     As of April 30, 2005, the Company had recorded $19.7 million in facilities lease loss reserves related to future lease commitments, net of expected sublease income (see Note 7).
Product Warranties
     The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience. The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. For the three months ended January 29, 2005, the Company recorded a warranty benefit of approximately $1.9 million as a result of a change in warranty terms with a customer. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the six months ended April 30, 2005 (in thousands):

Accrued
Warranty
Balance at October 30, 2004	$4,669
Liabilities accrued for warranties issued during the period	553
Warranty claims paid during the period	(317)
Changes in liability for pre-existing warranties during the period	(3,125)

Balance at April 30, 2005	$1,780

     In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of April 30, 2005, there have been no known events or circumstances that have resulted in a customer contract related indemnification liability to the Company.
Manufacturing and Purchase Commitments
     The Company has a manufacturing agreement with Hon Hai Precision Industry Co. (“Foxconn”) under which the Company provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to the Company’s customers. The required lead-time for placing orders with Foxconn depends on the specific product. As of April 30, 2005, the Company’s aggregate commitment to Foxconn for inventory components used in the manufacture of Brocade products was $51.4 million, net of purchase commitment reserves of $5.8 million, which the Company expects to utilize during future normal ongoing operations. The Company’s purchase orders placed with Foxconn are cancelable, however if cancelled, the agreement with Foxconn requires the Company to purchase from Foxconn all inventory components not returnable, usable by, or sold to, other customers of Foxconn. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations.
     In addition, the Company also has a purchase commitment with another vendor totaling $10.6 million, net of purchase commitment reserves of $1.1 million.
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
     On July 20, 2001, the first of a number of putative class actions for violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and certain of the underwriters for the Company’s initial public offering of securities. A consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation was filed on April 19, 2002. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering and seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against the Company is being coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases as In Re Initial Public Offering Securities Litigation, 21 MC 92(SAS). In October 2002, the individual defendants were dismissed without prejudice from the action, pursuant to a tolling agreement. On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against the Company. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including the Company, was submitted to the Court for approval. On August 31, 2005, the Court granted preliminary approval of the settlement. The settlement is subject to a number of conditions, including final approval by the Court.
     Beginning on or about May 19, 2005, several securities class action complaints were filed against the Company and certain of its current and former officers. These actions were filed on behalf of purchasers of the Company’s stock from February 2001 to May 2005. These complaints were filed in the United States District Court for the Northern District of California. The Court is in the process of selecting Lead Plaintiff and Lead Counsel. The Court will likely require the Lead Plaintiff to file one consolidated complaint. The securities class action complaints allege, among other things, violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek unspecified monetary damages and other relief against the defendants. The complaints generally allege that the Company and the individual defendants made false or misleading public statements regarding the Company’s business and operations. These lawsuits followed the Company’s restatement of certain financial results due to stock-based compensation accounting issues.
     Beginning on or about May 24, 2005, several derivative actions were also filed against certain of the Company’s current and former directors and officers. These actions were filed in the United States District Court for the Northern District of

California and in the California Superior Court in Santa Clara County. The complaints allege that certain of the Company’s officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The derivative actions pending in the District Court for the Northern District of California were consolidated and the Court created a Lead Counsel structure. The derivative plaintiffs filed a consolidated complaint on October 7, 2005. The derivative actions pending in the Superior Court in Santa Clara County were consolidated. The derivative plaintiffs filed a consolidated complaint on September 19, 2005. The Company filed a motion to stay that action in deference to the substantially identical consolidated derivative action pending in the District Court.
     No amounts have been recorded in the accompanying Condensed Consolidated Financial Statements associated with these matters.
10. Segment Information
     The Company is organized and operates as one operating segment: the design, development, marketing and selling of infrastructure for SANs. The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”), as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The CODM allocates resources and assesses the performance of the Company based on revenues and overall profitability.
     Revenues are attributed to geographic areas based on the location of the customer to which products are shipped. Domestic revenues include sales to certain OEM customers who take possession of Brocade products domestically and then distribute these products to their international customers. Domestic and international revenues were approximately 67 percent and 33 percent of total revenues, respectively, for the three months ended April 30, 2005 compared to 62 percent and 38 percent of total revenues, respectively, for the three months ended May 1 2004. For the six months ended April 30, 2005, domestic and international revenues were approximately 66 percent and 34 percent of total revenues, respectively, compared to 63 percent and 37 percent of total revenues, respectively, for the six months ended May 1, 2004. To date, service revenue has not exceeded 10 percent of total revenues. Identifiable assets located in foreign countries were not material as of April 30, 2005 and October 30, 2004. For the three months ended April 30, 2005 and May 1, 2004, three customers accounted for 73 percent and 68 percent of total revenues, respectively. For the six months ended April 30, 2005 and May 1, 2004, three customers accounted for 72 percent and 68 percent of total revenues, respectively.
11. Net Income (Loss) per Share
     The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 30,	May 1,	April 30,	May 1,
	2005	2004	2005	2004
Net income (loss)	$21,357	$1,883	$49,300	$(67,602)

Basic and diluted net income (loss) per share:
Weighted-average shares of common stock outstanding	268,133	259,765	267,262	259,023
Less: Weighted-average shares of common stock subject to repurchase	(90)	(500)	(131)	(492)

Weighted-average shares used in computing basic net income (loss) per share	268,043	259,265	267,131	258,531
Dilutive effect of common share equivalents	1,780	4,108	3,517	—

Weighted-average shares used in computing diluted net loss per share	269,823	263,373	270,648	258,531

Basic net income (loss) per share	$0.08	$0.01	$0.18	$(0.26)

Diluted net income (loss) per share	$0.08	$0.01	$0.18	$(0.26)

     For the three and six months ended April 30, 2005, potential common shares in the form of stock options to purchase 30.0 million and 16.5 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share. For the three and six months ended May 1, 2004, stock options outstanding of 46.6 million shares were antidilutive as the Company had net losses for the periods, and therefore, not included in the computation of diluted earnings per share. In addition, for the three and six months ended April 30, 2005, potential common shares resulting from the potential conversion, on a weighted average basis, of the Company’s convertible subordinated debt of 6.4 million and 7.2 million common shares, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share. For the three and six months ended May 1, 2004, potential common shares resulting from the potential conversion, on a weighted average basis, of the Company's convertible subordinated debt of 9.9 million common shares were antidilutive and therefore not included in the computation of diluted earnings per share.
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
     On June 9, 2005, Brocade received notice that the Securities and Exchange Commission’s informal inquiry regarding the Company’s previous accounting for certain stock options was now the subject of a formal order of investigation. Brocade also announced that the Department of Justice is working with the Securities and Exchange Commission in a joint investigation regarding Brocade’s stock option granting practices.
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
     The following information should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in Item 1 of this Quarterly Report, and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto contained in our Amended Annual Report on Form 10-K/A for the fiscal year ended October 30, 2004.
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
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatements of our financial statements described above. The results set forth below for the three and six months ended May 1, 2004 differ from those previously reported in our Form 10-Q for the three and six months ended May 1, 2004.
Results of Operations
     The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

	Three Months Ended		Six Months Ended
	April 30,	May 1,	April 30,	May 1,
	2005	2004	2005	2004
		Restated (1)		Restated (1)
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	42.8	45.9	41.2	46.3

Gross margin	57.2	54.1	58.8	53.7

Operating expenses:
Research and development	21.7	23.6	20.6	24.6
Sales and marketing	17.3	18.7	16.3	18.7
General and administrative	3.9	4.0	4.0	4.1
Internal review and SEC investigation costs	0.9	—	1.7	—
Settlement of an acquisition-related claim	—	4.8	—	2.4
Amortization of deferred stock compensation	0.1	0.1	0.0	0.1
Restructuring costs	(0.1)	7.2	(0.0)	3.5
Lease termination charge and other, net	—	—	—	26.0

Total operating expenses	43.8	58.4	42.6	79.4

Income (loss) from operations	13.4	(4.3)	16.2	(25.7)
Interest and other income, net	3.9	3.5	3.5	3.3
Interest expense	(1.3)	(2.0)	(1.3)	(1.9)
Gain on repurchases of convertible subordinated debt	1.5	0.0	0.8	0.2

Income (loss) before provision for income taxes	17.5	(2.8)	19.2	(24.1)
Income tax provision (benefit)	2.8	(4.1)	3.1	(0.8)

Net income (loss)	14.7%	1.3%	16.1%	(23.3)%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.
     Revenues. Our revenues are derived primarily from sales of our SilkWorm family of products. Our SilkWorm products, which range in size from 8 ports to 128 ports, connect servers and storage devices creating a storage area network (“SAN”). Net revenues for the three months ended April 30, 2005 were $144.8 million, a decrease of one percent compared with net revenues of $145.6 million for the three months ended May 1, 2004. This decrease in net revenues for the period reflects an 11 percent increase in the number of ports shipped, partially offset by a 22 percent decline in average selling price per port. Net revenues for the six months ended April 30, 2005 were $306.3 million, an increase of five percent compared with net revenues of $290.6 million for the six months ended May 1, 2004. This increase in net revenues for the period reflects a 21 percent increase in the number of ports shipped, partially offset by a 21 percent decline in average selling price per port. We believe the increase in the number of ports shipped reflects higher demand for our products as end-users continue to consolidate storage and servers infrastructures using SANs, expand SANs to support more applications, and deploy SANs in new environments.

     Historically, domestic revenues have been between 60 percent and 75 percent of total revenues. Domestic and international revenues were approximately 67 percent and 33 percent of total revenues, respectively, for the three months ended April 30, 2005 compared to 62 percent and 38 percent of total revenues, respectively, for the three months ended May 1, 2004. For the six months ended April 30, 2005, domestic and international revenues were approximately 66 percent and 34 percent of total revenues, respectively, compared to 63 percent and 37 percent of total revenues, respectively, for the six months ended May 1, 2004. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM customers.
     A significant portion of our revenues is concentrated among a relatively small number of customers. For the three months ended April 30, 2005 and May 1, 2004, three customers each represented ten percent or more of our total revenues for combined totals of 73 percent and 68 percent of total revenues, respectively. For the six months ended April 30, 2005 and May 1, 2004, three customers each represented ten percent or more of our total revenues for combined totals of 72 percent and 68 percent of total revenues, respectively. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of customers. Therefore, the loss of, or a decrease in the level of sales to, any one of these customers could seriously harm our financial condition and results of operations.
     Gross margin. Gross margin for the three months ended April 30, 2005 was 57.2 percent, compared with 54.1 percent for the three months ended May 1, 2004. Gross margin for the six months ended April 30, 2005 was 58.8 percent, compared with 53.7 percent for the six months ended May 1, 2004. Cost of goods sold consists of product costs, which are variable, and manufacturing operations costs, which are generally fixed. For the three months ended April 30, 2005, product costs relative to net revenues decreased by 2.0 percent, primarily due to decreases in component and manufacturing costs. Manufacturing operations costs relative to net revenues decreased by 1.1 percent principally due to increases in the number of ports shipped and savings from the restructuring programs we implemented during the second quarter of fiscal year 2004 (see Note 4, “Restructuring Costs,” of the Notes to Condensed Consolidated Financial Statements). Stock-based compensation expense relative to net revenues in the three months ended April 30, 2005 remained consistent compared with the three months ended May 1, 2004. For the six months ended April 30, 2005, product costs relative to net revenues decreased by 2.3 percent, primarily due to decreases in component and manufacturing costs. Manufacturing operations costs relative to net revenues decreased by 2.6 percent principally due to increases in the number of ports shipped and savings from the restructuring programs we implemented during the second quarter of fiscal year 2004 (see Note 4, “Restructuring Costs,” of the Notes to Condensed Consolidated Financial Statements). In addition, gross margin increased by 0.2 percent due to lower stock-based compensation expense in the six months ended April 30, 2005 primarily as a result of changes in the market value of our common stock.
     Gross margin is primarily affected by average selling price per port, number of ports shipped, and cost of goods sold. We expect that average selling price per port for our products will continue to decline at rates consistent with the rates we experienced in the three months ended April 30, 2005, unless they are further affected by accelerated pricing pressures, new product introductions by us or our competitors, or other factors that may be beyond our control. We believe that we have the ability to partially mitigate the effect of declines in average selling price per port on gross margins through our product and manufacturing operations cost reductions.
     During the six months ended April 30, 2005 and fiscal year 2004, we were able to either introduce new products at lower costs or reduce our costs to offset the decline in the average unit selling prices of our products. However, during fiscal year 2003, the average unit selling prices of our products declined at a faster pace than we had previously experienced. If this dynamic reoccurs, we may not be able to reduce our costs fast enough to prevent a decline in our gross margins. In addition, we must also maintain or increase current volume of ports shipped to maintain our current gross margins. If we are unable to offset future reductions of average selling price per port with reductions in product and manufacturing operations costs, or if as a result of future reductions in average selling price per port our revenues do not grow, our gross margins would be negatively affected.
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

     Research and development expenses. Research and development (“R&D”) expenses consist primarily of salaries and related expenses for personnel engaged in engineering and R&D activities; fees paid to consultants and outside service providers; nonrecurring engineering charges; prototyping expenses related to the design, development, testing and enhancement of our products; depreciation related to engineering and other test equipment; and IT and facilities expenses.
     For the three months ended April 30, 2005, R&D expenses decreased by $3.0 million, or nine percent, to $31.4 million, compared with $34.4 million for the three months ended May 1, 2004. This decrease is primarily due to a $4.8 million decrease in salaries and head count related expenses as a result of the restructuring programs we implemented in the second quarter of fiscal year 2004, partially offset by a $1.7 million increase in expenses related to new product development spending and a $0.5 million increase in stock-based compensation expense as a result of changes in the market value of our common stock. In addition, the decrease in R&D expenses reflects the effect of the extra week in the second quarter of fiscal year 2004.
     For the six months ended April 30, 2005, R&D expenses decreased by $8.4 million, or 12 percent, to $63.0 million, compared with $71.4 million for the six months ended May 1, 2004. This decrease is primarily due to a $11.0 million decrease in salaries and head count related expenses as a result of the restructuring programs we implemented in the second quarter of fiscal year 2004 and a $1.0 million decrease in stock-based compensation expense as a result of changes in the market value of our common stock, partially offset by a $4.2 million increase in expenses related to new product development spending. In addition, the decrease in R&D expenses reflects the effect of the extra week in the second quarter of fiscal year 2004.
     Excluding the effect of variable stock-based compensation related charges, which will vary depending on the changes in the market value of our common stock, we currently anticipate that R&D expenses for the three months ending July 30, 2005 will increase in absolute dollars primarily resulting from additional spending related to new product development.
     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses.
     For the three months ended April 30, 2005, sales and marketing expenses decreased by $2.1 million, or eight percent, to $25.1 million, compared with $27.2 million for the three months ended May 1, 2004. This decrease is primarily due to a $2.4 million decrease in salaries and head count related expenses as a result of the restructuring programs we implemented in the second quarter of fiscal year 2004, partially offset by a $0.4 million increase in sales and marketing program expenses. There was no material change in stock-based compensation expense for the three months ended April 30, 2005 when compared to the three months ended May 1, 2004.
     For the six months ended April 30, 2005, sales and marketing expenses decreased by $4.4 million, or eight percent, to $49.9 million, compared with $54.3 million for the six months ended May 1, 2004. This decrease is primarily due to a $3.7 million decrease in salaries and head count related expenses as a result of the restructuring programs we implemented in the second quarter of fiscal year 2004, a $0.6 million decrease in travel and marketing program expenses resulting from various cost-cutting actions, and a $0.7 million decrease in stock-based compensation expense as a result of changes in the market value of our common stock. In addition, the decrease in sales and marketing expenses reflects the effect of the extra week in the second quarter of fiscal year 2004.
     Excluding the effect of variable stock-based compensation related charges, which will vary depending on the changes in the market value of our common stock, we currently anticipate that sales and marketing expenses for the three months ending July 30, 2005 will remain consistent in absolute dollars.
     General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, accounting and professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses.
     G&A expenses decreased by $0.2 million, or three percent, to $5.7 million for the three months ended April 30, 2005, compared with $5.9 million for the three months ended May 1, 2004. This decrease in G&A expenses is primarily due to a reduction of expenses due to the effect of the extra week in the second quarter of fiscal year 2004. There was no material change in stock-based compensation expense for the three months ended April 30, 2005 when compared to the three months ended May 1, 2004.
     G&A expenses increased by $0.4 million, or three percent, to $12.4 million for the six months ended April 30, 2005, compared with $11.9 million for the six months ended May 1, 2004. This increase in G&A expenses is primarily due to a $1.0 million increase in professional service fees, partially offset by a reduction of expenses due to the effect of the extra week in the second quarter of fiscal year 2004. There was no material change in stock-based compensation expense for the six months ended April 30, 2005 when compared to the six months ended May 1, 2004.
     Excluding the effect of variable stock-based compensation related charges, which will vary depending on the changes in the market value of our common stock, we currently anticipate that G&A expenses for the three months ending July 30, 2005 will remain consistent or decrease in absolute dollars resulting from a decrease in professional service fees.
     Internal review and SEC investigation costs. On January 24, 2005, we announced that our Audit Committee completed an internal review regarding historical stock option granting practices. Following the January 2005 Audit Committee internal review, on May 16, 2005 we announced that additional information came to our attention that indicated that certain guidelines regarding stock option granting practices were not followed and our Audit Committee had commenced an independent review of our stock option accounting regarding LOA and transition and advisory roles. In addition, we are undergoing an SEC and Department of Justice (“DOJ”) joint investigation regarding our historical stock option granting practices. As a result, for the three and six months ended April 30, 2005, we recorded $1.4 million and $5.1 million, respectively, for ongoing professional service fees related to the internal review and SEC investigation. We did not incur any internal review or SEC investigation costs during the three or six months ended May 1, 2004.
     Settlement of an acquisition-related claim. In the three months ended May 1, 2004, we recorded a $6.9 million charge in settlement of a claim relating to our acquisition of Rhapsody Networks, Inc. (“Rhapsody”). Under the terms of the settlement, in the third quarter of fiscal year 2004 we issued 1.3 million shares of common stock to the former Rhapsody shareholders in exchange for a release of claims.
     Amortization of deferred stock compensation. Amortization of deferred stock compensation was zero and $0.1 million for the three months ended April 30, 2005 and May 1, 2004, respectively, and $0.1 million and $0.3 million for the six months ended April 30, 2005 and May 1, 2004, respectively. In the second quarter of fiscal 2003, we recorded $1.7 million of deferred stock compensation in connection with our acquisition of Rhapsody. The $1.7 million of deferred stock compensation represented the intrinsic value of unvested restricted common stock and assumed stock options, and is being amortized over the respective remaining service periods on a straight-line basis. As of April 30, 2005, the remaining unamortized balance of this deferred stock compensation was $0.1 million.
     In addition to the deferred stock compensation connected with our acquisition of Rhapsody, we have recorded deferred stock compensation arising from stock option grants subject to variable accounting, change in measurement date and restricted stock award grants to certain employees. Compensation expense resulting from these non-acquisition related grants are included in cost of sales, R&D, sales and marketing, or G&A, based on the department of the employee receiving the award. Accordingly, amortization of deferred stock compensation does not include the compensation expense arising from these awards.
     Total stock-based compensation benefit recognized for the three months ended April 30, 2005 and May 1, 2004 was $0.7 million and $1.6 million, respectively. Total stock-based compensation expense (benefit) recognized for the six months ended April 30, 2005 and May 1, 2004 was $(1.6) million and $0.6 million, respectively. Stock-based compensation expense related to stock options subject to variable accounting will vary significantly as a result of changes in the market value of our common stock. The change in stock-based compensation during the three and six months ended April 30, 2005 as compared to the three and six months ended May 1, 2004 is due to a change in market values of our common stock during the reported periods.
     Restructuring costs. During the three months ended April 30, 2005, we recorded a reduction of $0.1 million to restructuring costs related to recovery of previously recorded restructuring costs. During the three months ended May 1, 2004, we implemented a restructuring plan, which was designed to optimize our business model to drive improved profitability. The plan encompassed organizational changes including a reduction in force (see Note 4, “Restructuring Costs,” of the Notes to Condensed Consolidated Financial Statements). Accordingly, we recorded $10.5 million in restructuring costs consisting of severance and benefit charges, equipment impairment charges, and contract termination and other charges.

     Restructuring costs for the six months ended April 30, 2005 and May 1, 2004 were $(0.1) million and $10.1 million, respectively. Restructuring costs for the six months ended May 1, 2004 include a reduction of $0.4 million to restructuring costs related to our other previously recorded restructuring liability, primarily due to a lower than expected outcome related to outplacement costs.
     Lease termination charge and other, net. During the three months ended January 24, 2004, we purchased a previously leased building located near our San Jose headquarters for $106.8 million in cash plus transaction costs, consisting of the purchase of land and building valued at $30.0 million and a lease termination fee of $76.8 million. The 194,000 square foot facility, which houses our engineering organization and development, test and interoperability laboratories, was previously leased. As a result of the building purchase, during the first quarter of fiscal year 2004, we recorded adjustments to the previously recorded facilities lease loss reserve and recorded a charge of $75.6 million primarily related to lease termination, facilities consolidation and other associated costs (see Note 7, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Condensed Consolidated Financial Statements). We did not incur any lease termination charge during the three or six months ended April 30, 2005.
     Interest and other income, net. Interest and other income, net increased to $5.6 million for the three months ended April 30, 2005, compared with $5.0 million for the three months ended May 1, 2004, and $10.8 million and $9.6 million for the six months ended April 30, 2005 and May 1, 2004, respectively. The increases for the three and six months ended April 30, 2005 are primarily the result of higher average rates of return due to investment mix, increase in interest rates, and higher average cash, cash equivalent and investment balances.
     Interest expense. Interest expense was $1.8 million and $2.9 million for the three months ended April 30, 2005 and May 1, 2004, respectively, and $4.1 million and $5.6 million for the six months ended April 30, 2005 and May 1, 2004, respectively. Interest expense primarily represents the interest cost associated with our two percent convertible subordinated notes due 2007. The decrease was primarily the result of the repurchases of our convertible subordinated debt, resulting in a lower aggregate amount of debt outstanding as of April 30, 2005. The balance outstanding of our convertible subordinated debt as of April 30, 2005 and May 1, 2004 was $278.9 million and $433.7 million, respectively.
     Gain on repurchases of convertible subordinated debt. During the three months ended April 30, 2005 and May 1, 2004, we repurchased $69.2 million and none in face value of our two percent convertible subordinated notes due 2007 (the notes or convertible subordinated debt), respectively, on the open market. For the three months ended April 30, 2005, we paid an average of $0.96 on each dollar of face value for an aggregate purchase price of $66.5 million, which resulted in a pre-tax gain of $2.2 million.
     During the six months ended April 30, 2005 and May 1, 2004, we repurchased $73.4 million and $9.2 million in face value of our convertible subordinated debt, respectively, on the open market. For the six months ended April 30, 2005, we paid an average of $0.96 on each dollar of face value for an aggregate purchase price of $70.5 million, which resulted in a pre-tax gain of $2.3 million. For the six months ended May 1, 2004, we paid an average of $0.93 on each dollar of face value for an aggregate purchase price of $8.6 million, which resulted in a pre-tax gain of $0.5 million.
     Provision for income taxes. For the three months ended April 30, 2005, we recorded an income tax provision of $4.0 million, compared to a benefit of $6.0 million for the three months ended May 1, 2004. For the six months ended April 30, 2005, we recorded an income tax provision of $9.3 million, compared to a benefit of $2.2 million for the six months ended May 1, 2004. Our income tax provision is composed of US and foreign income taxes. Brocade has a full valuation allowance against its deferred tax assets. We expect to continue to record an income tax provision for US and foreign income taxes. To the extent that international revenues and earnings differ from those historically achieved, a factor largely influenced by the buying behavior of our OEM partners, or unfavorable changes in tax laws and regulations occur, our income tax provision could change.
Liquidity and Capital Resources
     Cash, cash equivalents, short-term investments and long-term investments were $746.7 million as of April 30, 2005. For the six months ended April 30, 2005, we generated $83.7 million in cash from operating activities, primarily related to net income, non-cash expense items, including depreciation and amortization, and a decrease in accounts receivable. Days sales outstanding in accounts receivable for the six months ended April 30, 2005 and May 1, 2004 was 52 days.

     Net cash used in investing activities for the six months ended April 30, 2005 totaled $28.1 million and was the result of $16.7 million in net purchases of short, long-term, and other investments, and $11.4 million cash invested in capital equipment.
     Net cash used in financing activities for the six months ended April 30, 2005 was $53.6 million, and was the result of $70.5 million cash used for repurchases of our convertible subordinated debt, $7.1 million cash used to repurchase our common stock under the stock repurchase program approved in August 2004 by our Board of Directors, partially offset by $23.9 million in net proceeds from the issuance of common stock related to employee participation in employee stock programs and exercises of stock options.
     Net proceeds from the issuance of common stock related to employee participation in employee stock programs have historically been a significant component of our liquidity. The employee participation level in these programs generally increases or decreases based upon changes in the market price of our common stock. Accordingly, our cash flows resulting from the issuance of common stock related to employee participation in employee stock programs will vary and cannot be predicted. Further more, as a result of our voluntary stock option exchange program, which was completed in July 2003, we do not expect to generate significant cash flow from the issuance of common stock related to the employee participation in employee stock programs during fiscal year 2005 unless our future common stock price exceeds $6.54 per share, which is the exercise price of the stock options granted under the exchange program.
     Manufacturing and Purchase Commitments. We have a manufacturing agreement with Hon Hai Precision Industry Co. (“Foxconn”) under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. The required lead-time for placing orders with Foxconn depends on the specific product. As of April 30, 2005, our aggregate commitment to Foxconn for inventory components used in the manufacture of Brocade products was $51.4 million, net of purchase commitment reserves of $5.8 million, which we expect to utilize during future normal ongoing operations. Although the purchase orders we place with Foxconn are cancelable, the terms of the agreement require us to purchase from Foxconn all inventory components not returnable or usable by, or sold to, other customers of Foxconn. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations.
     In addition, the Company also has a purchase commitment with another vendor totaling $10.6 million, net of purchase commitment reserves of $1.1 million.
     Convertible Subordinated Debt. On December 21, 2001, and January 10, 2002, we sold $550 million in aggregate principal amount of our convertible subordinated debt (see note 8, “Convertible Subordinated Debt,” of the Notes to Condensed Consolidated Financial Statements). Holders of the notes may, in whole or in part, convert the notes into shares of our common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (aggregate of approximately 6.4 million shares based on outstanding debt of $278.9 million as of April 30, 2005) at any time prior to maturity on January 1, 2007. At any time on or after January 5, 2005, we may redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price
Beginning on January 5, 2005 and ending on December 31, 2005	100.80%
Beginning on January 1, 2006 and ending on December 31, 2006	100.40%
On January 1, 2007 and thereafter	100.00%
     We are required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Debt issuance costs of $12.4 million are being amortized over the term of the notes. The amortization of debt issuance costs will accelerate upon early redemption or conversion of the notes. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures. As of April 30, 2005, the remaining balance of unamortized debt issuance costs was $2.1 million.
     During the three months ended April 30, 2005, the Company repurchased on the open market $69.2 million in face value of its convertible subordinated debt. The Company paid an average of $0.96 on each dollar of face value for an aggregate purchase price of $66.5 million, which resulted in a pre-tax gain of $2.2 million for the three months ended April 30, 2005. During the six months ended April 30, 2005, the Company repurchased a total of $73.4 million in face value of its convertible subordinated debt, which resulted in a pre-tax gain of $2.3 million for the six months ended April 30, 2005. To date, the

Company has repurchased a total of $271.1 million in face value of its convertible subordinated notes. As of April 30, 2005, the remaining balance outstanding of the convertible subordinated debt was $278.9 million.
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
     Other Contractual Obligations. In November 2003, we purchased a previously leased building located near our San Jose headquarters, and issued a $1.0 million guarantee as part of the purchase agreements.
     The following table summarizes our contractual obligations (including interest expense) and commitments as of April 30, 2005 (in thousands):

		Less than				After
	Total	1 year		1 – 3 years		3 years
Contractual Obligations:
Convertible subordinated notes, including interest	$290,038		$5,578		$284,460		$—
Non-cancelable operating leases	73,703		16,131		26,614		30,958
Unconditional purchase obligations, gross	68,905		68,905		—		—

Total contractual cash obligations	$432,646		$90,614		$311,074		$30,958

Other Commitments:
Standby letters of credit	$8,343	$	n/a	$	n/a	$	n/a

Guarantee	$1,015	$	n/a	$	n/a	$	n/a

     Share Repurchase Program. In August 2004, our board of directors approved a share repurchase program for up to $100.0 million of our common stock. The purchases may be made, from time to time, in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. To date, we have repurchased 1.15 million shares and $92.9 million remains available for future repurchases under this program.
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
     Revenue recognition, and allowances for sales returns, sales programs, and doubtful accounts. Product revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable, and collection is probable. However, for newly introduced products, many of our large OEM customers require a product qualification period during which our products are tested and approved by the OEM customer for sale to their customers. Revenue recognition, and related cost, is deferred for shipments to new OEM customers and for shipments of newly introduced products to existing OEM customers until satisfactory evidence of completion of the product qualification has been received from the OEM customer. In addition, revenue from sales to our master reseller customers is recognized in the same period in which the product is actually sold by the master reseller (sell through).
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
     Service revenue consists of training, warranty, and maintenance arrangements, including post-contract customer support (“PCS”) services. PCS services are offered under renewable, annual fee-based contracts or as part of multiple element arrangements and typically include upgrades and enhancements to our software operating system software, and telephone support. Service revenue, including revenue allocated to PCS elements, is deferred and recognized ratably over the contractual period. Service contracts are typically one to three years in length. Training revenue is recognized upon completion of the training.
     Our multiple-element product offerings include computer hardware and software products, and support services. We also sell certain software products and support services separately. Our software products are essential to the functionality of our hardware products and are, therefore, accounted for in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended. We allocate revenue to each element based upon vendor-specific objective evidence (“VSOE”) of the fair value of the element or, if VSOE is not available, by application of the residual method. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. Changes in the allocation of revenue to each element in a multiple element arrangement may affect the timing of revenue recognition.
     Stock-Based Compensation. The Company accounts for its stock option plans and its Employee Stock Purchase Plan in accordance with the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued To Employees,” (“APB 25”), whereby the difference between the exercise price and the fair market value on the date of grant is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense is recognized in the Company’s Condensed Consolidated Statements of Operations when the exercise price of the Company’s employee stock option grants equals the market price of the underlying common stock on the date of grant, and the measurement date of the option grant is certain. The measurement date is certain when the date of grant is fixed and determinable. When the measurement date is not certain, then the Company records stock compensation expense using variable accounting under APB 25. When variable accounting is applied to stock option grants, the Company remeasures the intrinsic value of the options at the end of each reporting period or until the options are exercised, cancelled or expire unexercised. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated under an accelerated vesting method in accordance with FASB Interpretation 28. As a result, changes in stock prices will change the intrinsic value of the options and compensation expense or benefit recognized in any given period.
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
Recent Accounting Pronouncements
     In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R is effective for the first interim or annual reporting period of the company’s first fiscal year that begins on or after June 15, 2005. We are in the process of determining the effect of the adoption of SFAS 123R will have on our financial position, results of operations, and cash flows.
     In March 2005, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin 107, “Share-Based Payments,” (“SAB 107”). The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. SAB107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. We are in the process of determining the effect of the adoption of SAB 107 will have on our financial position, results of operations, and cash flows.
Risk Factors
Our future revenue growth depends on our ability to introduce new products on a timely basis and achieve market acceptance of these new products.
     The market for SANs is characterized by rapidly changing technology and accelerating product introduction cycles. Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and manufacturing high-quality, cost-effective products and product enhancements on a timely basis, and by keeping pace with technological developments and emerging industry standards. This risk will become more pronounced as the SAN market becomes more competitive and subject to increased demand for new and improved technologies.
     We have recently introduced a significant number of new products, primarily in our SilkWorm product family, which accounts for a substantial portion of our revenues. For example, during the first nine months of fiscal year 2005 we introduced five new SilkWorm products: the SilkWorm 48000 Director, the SilkWorm 200E entry level fabric switch, four new switch modules for bladed server solutions, and a new release of Fabric Manager software. We also launched two new software products, the Tapestry Application Resource Manager solution and the Tapestry Wide Area File Services solution, as well as new service and support offerings. We must achieve widespread market acceptance of our new products in order to realize the benefits of our investments in these products. The rate of market adoption is also critical. The success of our products depends on numerous factors, including our ability:
•	to properly define the new products,

•	to timely develop and introduce the new products,

•	to differentiate our new products from the products of our competitors, and

•	to address the complexities of interoperability of our products with our OEM partners’ server and storage products and our competitors’ products.

     Some factors impacting market acceptance are also outside of our control, including the availability and price of competing products and technologies, product qualification requirements by our OEM partners which can cause delays in the market acceptance, and the ability of our OEM partners to successfully distribute, support and provide training for our products. If we are not able to successfully develop and market new and enhanced products, our business and results of operations will be harmed.
Our failure to successfully manage the transition between our new products and our older products may adversely affect our financial results.
     As we introduce new or enhanced products, we must successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. When we introduce new or enhanced products, we face numerous risks relating to product transitions, including the inability to accurately forecast demand, and manage different sales and support requirements due to the type or complexity of the new products.
     We recently introduced 4 Gigabit per second (“Gbit”) technology solutions that replace many of our 2 Gbit products. If our 4 Gigabit products are not adopted, or are adopted more slowly by our customers than we expect, we risk overproduction of 4 Gbit technology components, and if these new products are adopted more quickly by our customers than we expect, we could be left with excess inventory of 2 Gbit technology components that are obsolete, either of which would harm our business and financial results. In addition to performance advantages, certain of our 4 Gbit switch products also offer flexible port configurations that allow our customers to service their historical demand needs with lower inventories. Because our customers may be able to have the same market coverage with significantly fewer products, less inventory on hand is required.
We are currently diversifying our product and service offerings to include software applications and support services, and our operating income and gross margin will suffer if these initiatives are not successful.
     Starting in the second half of fiscal year 2004, we began making a series of investments in the development and acquisition of new technologies and services, including new switch modules for bladed server solutions, new hardware and software solutions for information technology infrastructure management and new service and support offerings. Our strategy is to derive competitive advantage and drive incremental revenue growth through such investments. However, we cannot be certain that our new strategic offerings will achieve market acceptance, or that we will benefit fully from the substantial investments we have made and plan to continue to make in them. In addition, these investments have caused, and will likely continue to result in, higher operating expenses and if they are not successful, our operating income and operating margin will deteriorate.
     For instance, we have hired a number of additional employees and spent considerable resources in the development of software applications used in two recently introduced solutions, a Tapestry Application Resource Manager solution and a Tapestry Wide Area File Services solution. In addition, our acquisition of Therion Software Corporation and our investment in a strategic partnership contributed to the software applications associated with these two solutions. In addition, because some of these offerings may be different from the areas that we have historically focused on, we may face a number of additional challenges, such as:
•	successfully identifying market opportunities;

•	developing new customer relationships;

•	expanding our relationship with our existing OEM partners and end-users

•	managing different sales cycles; and

•	establishing effective distribution channels.
     These new product offerings also may contain some features that are currently offered by our OEM partners, which could cause conflicts with partners on whom we rely to bring our current products to customers and thus negatively impact our relationship with such partners. In addition, if we are unable to successfully integrate new offerings that we develop, license or otherwise acquire into our existing base of products and services, our business and results of operations may be harmed.

     We are also investing in an expanded service initiative, which may be costly and may not gain market acceptance. For instance, we recently announced the availability of new professional services designed to assist customers in designing, installing, operating and supporting shared storage infrastructures. Traditionally, we have relied on our OEM partners and third parties to provide such support for end-users of our products and services, and we cannot be sure that this change in our business model will result in anticipated revenues. For instance, staffing support centers involves cost and revenue structures that are different from those used in selling hardware and licensing software. We also may need to increase headcount to staff support centers. Revenue will be dependent on our ability to utilize service providers, and if we do not effective manage costs relative to revenue, our services initiative will not be successful. In addition, bringing the service initiative to market may be competitive with our OEM partners and other distribution channel partners.
Increased market competition may lead to reduced sales, margins, profits and market share.
     The SAN market is becoming increasingly more competitive. Increased competition has in the past resulted in greater pricing pressure, and reduced sales, margins, profits and market share. Currently, we believe that we principally face competition from providers of Fibre Channel switching products for interconnecting servers and storage. These competitors include Cisco Systems, McDATA Corporation (which completed its acquisition of Computer Network Technology Corporation (“CNT”) on June 1, 2005) and QLogic Corporation. In addition, our OEM partners, who also have relationships with some of our current competitors, could become new competitors by developing and introducing products competitive with our product offerings, choosing to sell our competitors’ products instead of our products, or offering preferred pricing or promotions on our competitors’ products.
     Some of our competitors have longer operating histories and significantly greater human, financial and capital resources than us. Our competitors could adopt more aggressive pricing policies than us. We believe that competition based on price may become more aggressive than we have traditionally experienced. Our competitors could also devote greater resources to the development, promotion, and sale of their products than we may be able to support and, as a result, be able to respond more quickly to changes in customer or market requirements. Our failure to successfully compete in the market would harm our business and financial results.
     The SAN market is likely to become even more competitive as new products and technologies are introduced by existing competitors and as new competitors enter the market. These new competitive products could be based on existing technologies or new technologies that may or may not be compatible with our SAN technology. Competitive products might include, but are not limited to, non-Fibre Channel based emerging products utilizing Gigabit Ethernet, 10 Gigabit Ethernet, InfiniBand or iSCSI (Internet Small Computer System Interface).
     Our competitors may also pressure our distribution model of selling products to customers through OEM solution providers by focusing a large number of sales personnel on end-user customers or by entering into strategic partnerships. For example, one of our competitors has formed a strategic partnership with a provider of network storage systems, which includes an agreement whereby our competitor resells the storage systems of its partner in exchange for sales by the partner of our competitor’s products. Such strategic partnerships, if successful, may influence us to change our traditional distribution model.
The prices of our products have declined in the past, and we expect the price of our products to continue to decline, which would reduce our revenues, gross margins and profitability.
     The average selling price per port for our products has declined in the past, and we expect it to continue to decline in the future as a result of changes in product mix, competitive pricing pressure, increased sales discounts, new product introductions by us or our competitors, the entrance of new competitors or other factors. For example, since the second half of fiscal year 2004, we have introduced and began shipping a number of new products that expand and extend the breadth of our product offerings. Several of these new products have lower revenues, gross margin, and profitability characteristics than our traditional products. If we are unable to offset any negative impact that changes in product mix, competitive pricing pressures, increased sales discounts, enhanced marketing programs, new product introductions by us or our competitors, or other factors may have on us by increasing the number of ports shipped or reducing product manufacturing cost, our total revenues and gross margins will decline.
     In addition, to maintain our gross margins we must maintain or increase the number of ports shipped, develop and introduce new products and product enhancements, and continue to reduce the manufacturing cost of our products. While we have successfully reduced the cost of manufacturing our products in the past, we may not be able to continue to reduce cost of production at historical rates. Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, we could incur losses, our operating results and gross margins would be below our expectations and the expectations of investors and stock market analysts, and our stock price would be negatively affected.
We depend on OEM partners for a majority of our revenues, and the loss of any of these OEM partners or a decrease in the levels of their purchases could significantly reduce our revenues and negatively affect our financial results.
     We depend on recurring purchases from a limited number of large OEM partners for the majority of our revenue. As a result, these large OEM partners have a significant influence on our quarterly and annual financial results. Our agreements with our OEM partners are typically cancelable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. For the three months ended April 30, 2005, three customers each represented ten percent or more of our total revenues for a combined total of 73 percent. We anticipate that our revenues and operating results will continue to depend on sales to a relatively small number of customers. The loss of any one significant customer, or a decrease in the level of sales to any one significant customer, or unsuccessful quarterly negotiation on key terms, conditions or timing of purchase orders placed during a quarter, could seriously harm our business and financial results.
     In addition, some of our OEM partners purchase our products for their inventories in anticipation of customer demand. These OEM partners make decisions to purchase inventory based on a variety of factors, including their product qualification cycles and their expectations of end customer demand, which may be affected by seasonality and their internal supply management objectives. Others require that we maintain inventories of our products in hubs adjacent to their manufacturing facilities and purchase our products only as necessary to fulfill immediate customer demand. If more of our OEM partners transition into a hub model, form partnerships, alliances or agreements with other companies that diverts business away from us; or otherwise change their business practices, their ordering patterns may become less predictable. Consequently, changes in ordering patterns may affect both the timing and volatility of our reported revenues. The timing of sales to our OEM partners, and consequently the timing and volatility of our reported revenues, may be further affected by the product introduction schedules of our OEM partners. We also may be exposed to higher risks of obsolete or excess inventories.
     Our OEM partners evaluate and qualify our products for a limited time period before they begin to market and sell them. Assisting these distribution partners through the evaluation process requires significant sales, marketing and engineering management efforts on our part, particularly if our products are being qualified with multiple distribution partners at the same time. In addition, once our products have been qualified, our customer agreements have no minimum purchase commitments. We may not be able to effectively maintain or expand our distribution channels, manage distribution relationships successfully, or market our products through distribution partners. We must continually assess, anticipate and respond to the needs of our distribution partners and their customers, and ensure that our products integrate with their solutions. Our failure to manage successfully our distribution relationships or the failure of our distribution partners to sell our products could reduce our revenues significantly. In addition, our ability to respond to the needs of our distribution partners in the future may depend on third parties producing complementary products and applications for our products. If we fail to respond successfully to the needs of these groups, our business and financial results could be harmed.
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
     Our quarterly and annual revenues and operating results may vary significantly in the future due to a number of factors, any of which may cause our stock price to fluctuate. Factors that may affect the predictability of our annual and quarterly results include, but are not limited to, the following:
•	announcements, introductions, and transitions of new products by us and our competitors or our OEM partners;

•	the timing of customer orders, product qualifications, and product introductions of our OEM partners;

•	seasonal fluctuations;

•	changes, disruptions or downturns in general economic conditions, particularly in the information technology industry;

•	declines in average selling price per port for our products as a result of competitive pricing pressures or new product introductions by us or our competitors;

•	the emergence of new competitors in the SAN market;

•	deferrals of customer orders in anticipation of new products, services, or product enhancements introduced by us or our competitors;

•	our ability to obtain sufficient supplies of sole- or limited-sourced components, including ASICs, microprocessors, certain connectors, certain logic chips, and programmable logic devices;

•	increases in prices of components used in the manufacture of our products;

•	our ability to attain and maintain production volumes and quality levels;

•	variations in the mix of our products sold and the mix of distribution channels through which they are sold;

•	pending or threatened litigation;

•	new legislation and regulatory developments; and

•	other risk factors detailed in this section entitled “Risk Factors.”
     Accordingly, the results of any prior periods should not be relied upon as an indication of future performance. We cannot assure you that in some future quarter our revenues or operating results will not be above or below our projections or the expectations of stock market analysts or investors, which could cause our stock price to decline.
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
The loss of our third-party contract manufacturer would adversely affect our ability to manufacture and sell our products.
     The loss of our third-party contract manufacturer could significantly impact our ability to produce our products for an indefinite period of time. Qualifying a new contract manufacturer and commencing volume production is a lengthy and expensive process. If we are required to change contract manufacturers, we fail to effectively manage our contract manufacturer, or if our contract manufacturer experiences delays, disruptions, capacity constraints, component parts shortages or quality control problems in its manufacturing operations, shipment of our products to our customers could be delayed resulting in loss of revenues and our competitive position and relationship with customers could be harmed.
If we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.
     Our success depends to a significant degree upon the continued contributions of key management, engineering, sales and other personnel, many of whom would be difficult to replace. We believe our future success will also depend, in large part, upon our ability to attract and retain highly skilled managerial, engineering, sales and other personnel, and on the ability of management to operate effectively, both individually and as a group, in geographically disparate locations. We have experienced difficulty in hiring qualified personnel in areas such as application specific integrated circuits, software, system and test, sales, marketing, key management and customer support. In addition, our past reductions in force could potentially make attracting and retaining qualified employees more difficult in the future. Our ability to hire qualified personnel may also be negatively impacted by our recent internal reviews and restatements, related investigations by the SEC and Department of Justice (“DOJ”), listing status with The Nasdaq National Market and current level of our stock price. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively affect our ability to sell, our products.
     In addition, companies in the computer storage and server industry whose employees accept positions with competitors may claim that their competitors have engaged in unfair hiring practices or that there will be inappropriate disclosure of confidential or proprietary information. We may be subject to such claims in the future as we seek to hire additional qualified personnel. Such claims could result in material litigation. As a result, we could incur substantial costs in defending against these claims, regardless of their merits, and be subject to additional restrictions if any such litigation is resolved against us.

The failure to accurately forecast demand for our products or the failure to successfully manage the production of our products could negatively affect the supply of key components for our products and our ability to manufacture and sell our products.
We provide product forecasts to our contract manufacturer and place purchase orders with it in advance of the scheduled delivery of products to our customers. In preparing sales and demand forecasts, we rely largely on input from our distribution partners. Therefore, if our distribution partners are unable to accurately forecast demand, or if we fail to effectively communicate with our distribution partners about end-user demand or other time-sensitive information, sales and demand forecasts may not reflect the most accurate, up-to-date information. If these forecasts are inaccurate, we may be unable to obtain adequate manufacturing capacity from our contract manufacturer to meet customers’ delivery requirements, or we may accumulate excess inventories. Furthermore, we may not be able to identify forecast discrepancies until late in our fiscal quarter. Consequently, we may not be able to make adjustments to our business model. If we are unable to obtain adequate manufacturing capacity from our contract manufacturer, if we accumulate excess inventories, or if we are unable to make necessary adjustments to our business model, our business and financial results may be negatively affected. In addition, although the purchase orders placed with our contract manufacturer are cancelable, in certain circumstances we could be required to purchase certain unused material not returnable, usable by, or sold to other customers if we cancel any of our orders. This purchase commitment exposure is particularly high in periods of new product introductions and product transitions, for example, the ones we experienced during the first nine months of fiscal year 2005 and in the third quarter of fiscal year 2004 with the introduction of our 3250 and 3850 switch products. If we are required to purchase unused material from our contract manufacturer, we would incur unanticipated expenses and our business and financial results could be negatively affected.
Our business is subject to cyclical fluctuations and uneven sales patterns.
     Many of our OEM partners experience uneven sales patterns in their businesses due to the cyclical nature of information technology spending. For example, some of our partners close a disproportionate percentage of their sales transactions in the last month, weeks and days of each fiscal quarter, and other partners experience spikes in sales during the fourth calendar quarter of each year. Because the majority of our sales are derived from a small number of OEM partners, when they experience seasonality, we experience similar seasonality. For instance, we were exposed to significant seasonality in the second fiscal quarter of fiscal year 2005 in part due to weaker spending in the enterprise product line during the first calendar quarter of 2005. In addition, we have experienced quarters where uneven sales patterns of our OEM partners have resulted in a significant portion of our revenue occurring in the last month of our fiscal quarter. This exposes us to additional inventory risk as we have to order products in anticipation of expected future orders. We are not able to predict the degree to which the seasonality and uneven sales patterns of our OEM partners or other customers will affect our business in the future particularly as we release new products.
We are dependent on sole source and limited source suppliers for certain key components.
     We purchase certain key components used in the manufacture of our products from single or limited sources. We purchase ASICs from a single source, and we purchase microprocessors, certain connectors, logic chips, power supplies and programmable logic devices from limited sources. We also license certain third-party software that is incorporated into our operating system software and other software products. If we are unable to timely obtain these and other components or experience significant component defects, we may not be able to deliver our products to our customers in a timely manner. As a result, our business and financial results could be harmed.
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

We have been named as a party to several class action and derivative action lawsuits arising from our recent internal reviews and related restatements, and we may be named in additional litigation, all of which could require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
     We are subject to a number of lawsuits arising from our recent internal reviews and related restatements that have been filed, some purportedly on behalf of a class of our stockholders against us and certain of our executive officers claiming violations of securities laws and others purportedly on behalf of Brocade against certain of our executive officers and board members, and we may become the subject of additional private or government actions. The expense of defending such litigation may be significant. The amount of time to resolve these lawsuits is unpredictable and defending ourselves may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.
We are subject to investigation by the SEC and DOJ arising from our recent internal reviews and related restatements, which investigation may not be resolved favorably and has required, and may continue to require, a significant amount of management time and attention and accounting and legal resources, which could adversely affect our business, results of operations and cash flows.
     The SEC and the DOJ are currently conducting an investigation of the Company. We have been, and continue to respond to, inquiries from the SEC and DOJ. The period of time necessary to resolve the SEC and DOJ investigation is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. If we are subject to an adverse finding resulting from the SEC and DOJ investigation, we could be required to pay damages or penalties or have other remedies imposed upon us. The recent restatements of our financial results, the ongoing SEC and DOJ investigations and any negative outcome that may occur from these investigations could impact our relationships with customers and our ability to generate revenue. In addition, considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future. The SEC and DOJ investigation could adversely affect our business, results of operations, financial position and cash flows.
We may engage in future acquisitions and strategic investments that dilute our stockholders and cause us to use cash, incur debt or assume contingent liabilities. In addition, we may not realize the anticipated benefits of past or future acquisitions and strategic investments, and integration of acquisitions may disrupt our business and management.
     As part of our business strategy, we expect to continue to review opportunities to buy or invest in other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. If we buy or invest in other businesses, products or technologies in the future, we could:
•	incur significant unplanned expenses and personnel costs;

•	issue stock, or assume stock option plans that would dilute our current stockholders’ percentage ownership;

•	use cash, which may result in a reduction of our liquidity;

•	incur debt; or

•	assume liabilities.
In addition, we are not currently eligible to file registration statements on Form S-3, which could increase the cost of future acquisitions involving the issuance of stock until such time that we regain eligibility.
     We have in the past and may in the future acquire or make strategic investments in additional companies, products or technologies. Most recently, we completed the acquisition of Therion Software Corporation and a strategic investment in Tacit Networks in May 2005. We may not realize the anticipated benefits of these or any other acquisitions or strategic investments, which involve numerous risks, including:
•	problems integrating the purchased operations, technologies, personnel or products over geographically disparate locations, including San Jose, California; Redmond, Washington; and India;

•	unanticipated costs, litigation and other contingent liabilities;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering into markets in which we have no, or limited, prior experience;

•	incurrence of significant exit charges if products acquired in business combinations are unsuccessful;

•	incurrence of acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	unconsummated transactions; and

•	potential loss of our key employees or the key employees of an acquired organization.
If we are not be able to successfully integrate businesses, products, technologies or personnel that we acquire, or to realize expected benefits of our acquisitions or strategic investments, our business and financial results may be adversely affected.
Our revenues may be affected by changes in domestic and international information technology spending levels and overall demand for storage area network solutions.
     In the past, unfavorable or uncertain economic conditions and reduced global information technology spending rates have adversely affected our operating results and have led to a decline in our growth rates. We are unable to predict changes in general economic conditions and when information technology spending rates will be affected. If there are future reductions in either domestic or international information technology spending rates, or if information technology spending rates do not improve, our revenues, operating results and financial condition may be adversely affected.
     Even if information technology spending rates are positively affected, we cannot be certain that the market for SAN solutions will be positively impacted. Our storage networking products are sold as part of storage systems and subsystems. As a result, the demand for our storage networking products has historically been affected by changes in storage requirements associated with growth related to new applications and an increase in transaction levels. Although in the past we have experienced historical growth in our business as enterprise-class customers have adopted SAN technology, demand for SAN products in the enterprise-class sector continues to be adversely affected by weak or uncertain economic conditions, and because larger businesses are focusing on using their existing information technology infrastructure more efficiently rather than making new equipment purchases. If information technology spending levels are restricted, and new products improve our customers’ ability to utilize their existing storage infrastructure, the demand for SAN products may decline. If this occurs, our business and financial results will be harmed.
Our business is subject to changing regulation of corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.
     We are subject to rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, have issued a significant number of new requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
     In particular, we are evaluating our internal controls in order to allow management to report on, and our independent auditors to attest to, our internal controls, as required by Section 404 of Sarbanes-Oxley Act of 2002. The requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002 will become effective for our fiscal year ending October 29, 2005. We may encounter unexpected delays in implementing the requirements relating to internal controls, therefore, we cannot be certain about the timing of completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations since there is no precedent available by which to measure the adequacy of our compliance. We also expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements. If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results.
     In addition, in our system of internal controls we may rely on the internal controls of third parties including, but not limited to:
•	payroll service providers;

•	financial institutions;

•	contract manufacturers;

•	master resellers; and

•	certain OEM customers.
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
Recent changes in accounting for equity compensation, including the expensing of stock options granted to our employees, could have a material impact on our reported business and financial results.
     Accounting principles generally accepted in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the PCAOB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results.
     We currently record any compensation expense associated with stock option grants to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25. On December 15, 2004, the FASB issued SFAS 123R, Share-Based Payment, which will require us to measure compensation expense for employee stock options using the fair value method beginning the first quarter of fiscal year 2006, which is the quarter ended January 28, 2006. SFAS 123R applies to all outstanding stock options that are not vested at the effective date and grants of new stock options made subsequent to the effective date. As a result of SFAS 123R we will record higher levels of stock based compensation due to differences between the valuation methods of SFAS 123R and APB 25.
Our future operating expenses may be adversely affected by changes in our stock price.
     A portion of our outstanding stock options are subject to variable accounting under Accounting Principles Board Opinion No. 25. Under variable accounting, we are required to remeasure the value of the options, and the corresponding compensation expense, at the end of each reporting period until the option is exercised, cancelled or expires unexercised. As a result, the stock-based compensation we recognize in any given period can vary substantially due to changes in the market value of our common stock. For example, volatility associated with stock price movements has resulting in compensation benefits when our stock price has declined and higher compensation expense when our stock price has increased. For example, the market value of our common stock at the end of the first quarter of fiscal year 2005 was $5.99 per share, compared to $4.35 per share at the end of the second quarter of fiscal year 2005. Accordingly, we recorded compensation benefit in the second quarter of fiscal year 2005 of approximately $1.5 million. We are unable to predict the future market value of our common stock and therefore are unable to predict the compensation expense or benefit that we will record in future periods.
International political instability and concerns about other international crises may increase our cost of doing business and disrupt our business.
     International political instability may halt or hinder our ability to do business and may increase our costs. Various events, including the occurrence or threat of terrorist attacks, increased national security measures in the United States and other countries, and military action and armed conflicts, can suddenly increase international tensions. Increases in energy prices will also impact our costs and could harm our operating results. In addition, concerns about other international crises, such as the spread of severe acute respiratory syndrome (or SARS), avian influenza (or bird flu) and West Nile viruses, may have an adverse effect on the world economy and could adversely affect our business operations or the operations of our OEM partners, contract manufacturer and suppliers. This political instability and concerns about other international crises may, for example:
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
Furthermore, to the extent that air or sea transportation is delayed or disrupted, the operations of our contract manufacturers and suppliers may be disrupted, particularly if shipments of components and raw materials are delayed.

We have extensive international operations, which subjects us to additional business risks.
     A significant portion of our sales occur in international jurisdictions and our contract manufacturer has significant operations in China. We also plan to continue to expand our international operations and sales activities. Expansion of international operations will involve inherent risks that we may not be able to control, including:
•	supporting multiple languages;

•	recruiting sales and technical support personnel with the skills to design, manufacture, sell, and support our products;

•	increased complexity and costs of managing international operations;

•	increased exposure to foreign currency exchange rate fluctuations;

•	commercial laws and business practices that favor local competition;

•	multiple, potentially conflicting, and changing governmental laws and regulations, including differing export, import, tax, labor and employment laws;

•	longer sales cycles and manufacturing lead times;

•	difficulties in collecting accounts receivable;

•	reduced or limited protections of intellectual property rights;

•	managing a development team in geographically disparate locations, including China and India;

•	more complicated logistics and distribution arrangements; and

•	political and economic instability.
     To date, no material amount of our international revenues and costs of revenues have been denominated in foreign currencies. As a result, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. Additionally, a decrease in the value of the United States dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenues may be denominated in foreign currencies, including the Euro, which will subject us to additional risks associated with fluctuations in those foreign currencies.
Undetected software or hardware errors could increase our costs, reduce our revenues and delay market acceptance of our products.
     Networking products frequently contain undetected software or hardware errors, or “bugs,” when first introduced or as new versions are released. Our products are becoming increasingly complex, and errors may be found from time to time in our products. Some types of errors also may not be detected until the product is installed in a heavy production environment. In addition, our products are combined with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of engineering personnel from product development efforts and cause significant customer relations problems. Moreover, the occurrence of hardware and software errors, whether caused by another vendor’s SAN products, or ours, could delay market acceptance of our new products.
We rely on licenses from third parties and the loss or inability to obtain any such license could harm our business.
     Many of our products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based upon past experience and standard industry practice, that such licenses generally could be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all. Our inability to obtain certain licenses or other rights on favorable terms could have a material adverse effect on our business, operating results and financial condition.
If we fail to carefully manage the use of “open source” software in our products, we may be required to license key portions of our products on a royalty free basis or expose key parts of source code.
     Certain of our products or technologies acquired, licensed or developed by us may incorporate so-called “open source” software. Open source software is typically licensed for use at no initial charge, but certain open source software licenses impose on the licensee of the applicable open source software certain requirements to license or make available to others both the open source software as well as the software that relates to, or interacts with, the open source software. Our ability to commercialize products or technologies incorporating open source software or otherwise fully realize the anticipated benefits of any such acquisition may be restricted as a result of using such open source software.
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
     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We have in the past been involved in intellectual property-related disputes, including lawsuits with Vixel Corporation, Raytheon Company and McData Corporation, and we may be involved in such disputes in the future, to protect our intellectual property or as a result of an alleged infringement of the intellectual property of others. We also may be subject to indemnification obligations with respect to infringement of third party intellectual property rights pursuant to our agreements with customers. These claims and any resulting lawsuit could subject us to significant liability for damages and invalidation of proprietary rights. Any such lawsuits, even if ultimately resolved in our favor, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property dispute also could force us to do one or more of the following:
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
If we are forced to take any of the foregoing actions, our business and results of operations could be materially harmed.
Our failure, or the failure of our customers, to comply with evolving industry standards and government regulations could harm our business.
     Industry standards for SAN products are continuing to evolve and achieve acceptance. To remain competitive, we must continue to introduce new products and product enhancements that meet these industry standards. All components of the SAN must interoperate together. Industry standards are in place to specify guidelines for interoperability and communication based on standard specifications. Our products encompass only a part of the entire SAN solution utilized by the end-user, and we depend on the companies that provide other components of the SAN solution, many of whom are significantly larger than we are, to support the industry standards as they evolve. The failure of these providers to support these industry standards could adversely affect the market acceptance of our products.
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
     We are also subject to various environmental and other regulations governing product safety, materials usage, packaging and other environmental impacts in the various countries where our products are sold. For example, many of our products are subject to laws and regulations that restrict the use of mercury, hexavalent chromium, cadmium and other substances, and require producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of our products when they have reached the end of their useful life. In Europe, substance restrictions will apply to products sold after July 1, 2006, and one or more of our OEM partners may require compliance with these or more stringent requirements by an earlier date. In addition, recycling, labeling, financing and related requirements have already begun to apply to products we sell in Europe. We are redesigning some of products to ensure that they comply with these requirements, and working with our suppliers to provide us with compliant materials, parts and components. If our products do not comply with the European substance restrictions, we could become subject to fines, civil or criminal sanctions, and contract damage claims. In addition, we could be prohibited from shipping non-compliant products into the EU, and required to recall and replace any products already shipped, if such products were found to be non-compliant, which could harm our business and customer relationships. Various other countries and states in the United States have issued, or are in the process of issuing, other environmental regulations that may impose additional restrictions or obligations and require further changes to our products.
Business interruptions could adversely affect our business.
     Our operations and the operations of our suppliers, contract manufacturer and customers are vulnerable to interruption by fire, earthquake, hurricanes, power loss, telecommunications failure and other events beyond our control. For example, a substantial portion of our facilities, including our corporate headquarters, is located near major earthquake faults. In the event of a major earthquake, we could experience business interruptions, destruction of facilities and loss of life. We do not carry earthquake insurance and have not set aside funds or reserves to cover such potential earthquake-related losses. In addition, our contract manufacturer has a major facility located in an area that is subject to hurricanes. In the event that a material business interruption occurs that affects us or our suppliers, contract manufacturer or customers, shipments could be delayed and our business and financial results could be harmed.
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
     Certain provisions of Delaware law also may discourage, delay, or prevent someone from acquiring or merging with us, and our agreements with certain of our customers require that we give prior notice of a change of control and grant certain manufacturing rights following a change of control. In addition, we currently have in place a stockholder rights plan. Our various anti-takeover provisions could prevent or delay a change in control of Brocade, which could hinder stockholders’ ability to receive a premium for our stock.
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
Interest Rate Risk
     Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at five major financial institutions in the United States. As of April 30, 2005, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.
     The following table presents the hypothetical changes in fair values of our investments as of April 30, 2005 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			As of	Given an Interest Rate
	Decrease of X Basis Points			April 30,	Increase of X Basis Points
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2005	50 BPS	100 BPS	150 BPS
U.S. government agencies and municipal obligations	$324,225	$321,786	$319,374	$316,966	$314,852	$312,761	$310,697
Corporate bonds and notes	$354,316	$352,332	$350,222	$348,170	$346,130	$344,130	$342,151

Total	$678,541	$674,118	$669,596	$665,136	$660,982	$656,891	$652,848

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
     The following table (in thousands) presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of April 30, 2005. Carrying value approximates fair value.

		Weighted
		Average
	Amount	Interest Rate
Cash and cash equivalents	$81,516	2.5%
Short-term investments	305,543	3.4%
Long-term investments	359,593	4.1%

Total	$746,652	3.6%

     Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. Therefore, we are not exposed to changes in interest rates related to our long-term debt instruments. The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On April 29, 2005, the average bid and ask price on the Portal Market of our convertible subordinated notes due 2007 was 93.0, resulting in an aggregate fair value of approximately $259.4 million. Our common stock is quoted on the Nasdaq National Market under the symbol “BRCD.” On April 29, 2005, the last reported sale price of our common stock on the Nasdaq National Market was $4.35 per share.

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
     Based on this evaluation, as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer concluded that there existed material weaknesses in our disclosure controls and procedures as of April 30, 2005 and, therefore, our disclosure controls and procedures were not operating effectively as of such date, for the reasons discussed below.
     Review of Prior Material Weaknesses.
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
     Please refer to Note 3 to the accompanying condensed consolidated financial statements for additional information on the January 2005 Restatement and November 2005 Restatement.
     (b) Changes in Internal Control Over Financial Reporting.
     Since the beginning of fiscal year 2003, we have implemented numerous measures in connection with our ongoing effort to improve our control processes and corporate governance, many of which have been enhanced further as a result of the findings of our Audit Committee internal reviews and the determination that material weaknesses existed. As discussed below, there have been changes to our internal control over financial reporting during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes from December 2002 through January 29, 2005
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

Changes from January 29, 2005 through April 30, 2005
     Between January 29, 2005 and April 30, 2005, we took a number of steps to strengthen our disclosure controls and procedures and internal control over financial reporting. These remedial measures include personnel and procedural changes to improve the employee change in status process. Specifically, we have implemented the following additional internal control improvements:
•	Improved the documentation and revised the approval process for initial, or changes to, policies associated with change in employee status, including leaves of absence.

•	Established cross-functional teams comprised of members of our accounting, information technology and human resource departments to develop improvements in the employee change of status systems and processes.

•	Performed additional training for personnel in areas associated with employee change in status process to increase competency levels of the personnel involved.
Changes Subsequent to April 30, 2005
     Following April 30, 2005, we have taken additional measures to further strengthen our disclosure controls and procedures and internal control over financing reporting to improve the stock option granting and employee change in status processes. Specifically, we implemented the following additional internal control improvements:
•	Made additional improvements to the approval process for initial, or changes to, policies associated with change in employee status, including in transition and advisory roles.

•	Performed further training for personnel in areas associated with the stock option granting and employee change in status processes to enhance competency levels of the personnel involved.
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

     On July 20, 2001, the first of a number of putative class actions for violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Brocade, certain of its officers and directors, and certain of the underwriters for Brocade’s initial public offering of securities. A consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation was filed on April 19, 2002. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in Brocade’s initial public offering and seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against Brocade is being coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases as In Re Initial Public Offering Securities Litigation, 21 MC 92(SAS). In October 2002, the individual defendants were dismissed without prejudice from the action, pursuant to a tolling agreement. On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against Brocade. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including Brocade, was submitted to the Court for approval. On August 31, 2005, the Court granted preliminary approval of the settlement. The settlement is subject to a number of conditions, including final approval by the Court.
     Beginning on or about May 19, 2005, several securities class action complaints were filed against Brocade and certain of its current and former officers. These actions were filed on behalf of purchasers of Brocade’s stock from February 2001 to May 2005. These complaints were filed in the United States District Court for the Northern District of California. The Court is in the process of selecting Lead Plaintiff and Lead Counsel. The Court will likely require the Lead Plaintiff to file one consolidated complaint. The securities class action complaints allege, among other things, violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek unspecified monetary damages and other relief against the defendants. The complaints generally allege that Brocade and the individual defendants made false or misleading public statements regarding Brocade’s business and operations. These lawsuits followed Brocade’s restatement of certain financial results due to stock-based compensation accounting issues.
     Beginning on or about May 24, 2005, several derivative actions were also filed against certain of Brocade’s current and former directors and officers. These actions were filed in the United States District Court for the Northern District of California and in the California Superior Court in Santa Clara County. The complaints allege that certain of Brocade’s officers and directors breached their fiduciary duties to Brocade by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. Brocade is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The derivative actions pending in the District Court for the Northern District of California were consolidated and the Court created a Lead Counsel structure. The derivative plaintiffs filed a consolidated complaint on October 7, 2005. The derivative actions pending in the Superior Court in Santa Clara County were consolidated. The derivative plaintiffs filed a consolidated complaint on September 19, 2005. Brocade filed a motion to stay that action in deference to the substantially identical consolidated derivative action pending in the District Court.
     No amounts have been recorded in the accompanying Condensed Consolidated Financial Statements associated with these matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes employee stock repurchase activity for the three months ended April 30, 2005 (shares in thousands):

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced	Under the
	Purchased(1)	Paid Per Share	Program	Program (2)
January 30, 2005 — February 26, 2005	657	$6.19	650	$95,975
February 27, 2005 — March 26, 2005	513	$6.03	500	$92,950
March 27, 2005 — April 30, 2005	—	—	—	$92,950

Total	1,170	$6.12	1,150	$92,950

(1)	The total number of shares repurchased include those shares of Brocade common stock that employees deliver back to Brocade to satisfy tax-withholding obligations at the settlement of restricted stock exercises, and upon the termination of an employee, the forfeiture of either restricted shares or unvested common stock as a result of early exercises. As of April 30, 2005, approximately 90,000 shares are subject to repurchase by Brocade.

(2)	In August 2004, our board of directors approved a share repurchase program for up to $100.0 million of our common stock. The purchases may be made, from time to time, in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of April 30, 2005, we have purchased 1,150,000 shares at an average price of $6.13 per share, and under this program $92.9 million remains available for future repurchases.
Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders was held on April 22, 2005 in San Jose, California. Of the 268,552,818 shares outstanding as of the record date, 245,494,546 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:
1. To elect two Class III Directors to serve until the 2008 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

Name	Votes For	Votes Withheld
Michael Klayko	223,603,966	21,890,580
Nicholas G. Moore	223,595,200	21,899,346
In addition, the terms of office of the following directors continued after the 2005 meeting:
David L. House
L. William Krause
Seth D. Neiman
Christopher B. Paisley
Neal Dempsey
Sanjay Vaswani
2. To ratify the appointment of KPMG LLP as independent auditors of Brocade for the fiscal year ending October 29, 2005.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
243,402,554	1,962,819	129,173	-0-

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Amended and Restated Bylaws of the Registrant amended as of April 22, 2005

10.1 +	Amendment #10 dated March 20, 2005 to EMC Purchase Agreement between Brocade and EMC

10.2 +	Amendment #11 dated March 25, 2005 to EMC Purchase Agreement between Brocade and EMC

10.3*	Senior Leadership Plan as amended February 9, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROCADE COMMUNICATIONS SYSTEMS, INC.

Date: November 14, 2005	By:	/s/ ANTONIO CANOVA

Antonio Canova
Vice President, Administration and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Amended and Restated Bylaws of the Registrant amended as of April 22, 2005

10.1 +	Amendment #10 dated March 20, 2005 to EMC Purchase Agreement between Brocade and EMC

10.2 +	Amendment #11 dated March 25, 2005 to EMC Purchase Agreement between Brocade and EMC

10.3*	Senior Leadership Plan as amended February 9, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.