Form 10-Q
period 2005-07-30
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2005-11-14
CIK 1009626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock on August 27, 2005 was 269,694,905 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED JULY 30, 2005
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended July 30, 2005 and July 31, 2004	3

Condensed Consolidated Balance Sheets as of July 30, 2005 and October 30, 2004	4

Condensed Consolidated Statements of Cash Flows for the Nine months Ended July 30, 2005 and July 31, 2004	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risks	44

Item 4. Controls and Procedures	45

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 6. Exhibits	49

SIGNATURES	50
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
		Restated (1)		Restated (1)
Net revenues	$122,273	$150,040	$428,604	$440,659
Cost of revenues	59,887	65,827	186,212	200,249

Gross margin	62,386	84,213	242,392	240,410
Operating expenses:
Research and development	33,513	34,403	96,548	105,822
Sales and marketing	25,009	24,921	74,917	79,184
General and administrative	5,968	6,135	18,323	18,080
Internal review and SEC investigation costs	3,722	—	8,826	—
Settlement of an acquisition-related claim	—	—	—	6,943
Amortization of deferred stock compensation	701	119	832	430
Restructuring costs	—	—	(137)	10,093
In-process research and development	7,784	—	7,784	—
Lease termination charge and other, net	—	—	—	75,591

Total operating expenses	76,697	65,578	207,093	296,143

Income (loss) from operations	(14,311)	18,635	35,299	(55,733)
Interest and other income, net	5,936	5,288	16,718	14,852
Interest expense	(1,633)	(2,786)	(5,696)	(8,352)
Gain on repurchases of convertible subordinated debt	—	3,498	2,318	4,019

Income (loss) before provision for (benefit from) income taxes	(10,008)	24,635	48,639	(45,214)
Income tax provision (benefit)	(2,773)	11,015	6,574	8,768

Net income (loss)	$(7,235)	$13,620	$42,065	$(53,982)

Net income (loss) per share — Basic	$(0.03)	$0.05	$0.16	$(0.21)

Net income (loss) per share — Diluted	$(0.03)	$0.05	$0.16	$(0.21)

Shares used in per share calculation — Basic	268,765	261,481	267,676	259,514

Shares used in per share calculation — Diluted	268,765	263,541	270,239	259,514

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	July 30,	October 30,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$78,621	$79,375
Short-term investments	335,372	406,933

Total cash, cash equivalents and short-term investments	413,993	486,308
Accounts receivable, net of allowances of $4,762 and $3,861 at July 30, 2005 and October 30, 2004, respectively	79,378	95,778
Inventories	13,509	5,597
Prepaid expenses and other current assets	25,102	19,131

Total current assets	531,982	606,814

Long-term investments	319,788	250,600
Property and equipment, net	110,563	124,701
Convertible subordinated debt issuance costs	1,743	3,389
Other assets	4,289	1,878

Total assets	$968,365	$987,382

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$37,644	$38,791
Accrued employee compensation	26,722	33,330
Deferred revenue	43,213	34,886
Current liabilities associated with lease losses	4,879	5,677
Other accrued liabilities	62,050	59,968

Total current liabilities	174,508	172,652

Non-current liabilities associated with lease losses	13,554	16,799
Convertible subordinated debt	278,883	352,279
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value 5,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 269,701 and 264,242 shares at July 30, 2005 and October 30, 2004, respectively	269	264
Additional paid-in capital	853,429	832,655
Deferred stock compensation	(3,852)	(5,174)
Accumulated other comprehensive income	(7,538)	860
Accumulated deficit	(340,888)	(382,953)

Total stockholders’ equity	501,420	445,652

Total liabilities and stockholders’ equity	$968,365	$987,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months Ended
	July 30,	July 31,
	2005	2004
		Restated (1)
Net income (loss)	$42,065	$(53,982)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	36,092	38,487
Loss on disposal of property and equipment	1,026	5,248
Amortization of debt issuance costs	1,053	1,503
Net gains on investments and marketable equity securities	—	(202)
Gain on repurchases of convertible subordinated debt	(2,318)	(4,019)
Non-cash compensation expense (benefit)	(367)	1,358
Provision for doubtful accounts receivable and sales returns	2,334	3,083
In-process research and development	7,784	—
Non-cash restructuring charges	—	6,123
Settlement of an acquisition-related claim	—	6,943
Changes in operating assets and liabilities:
Accounts receivable	14,066	(18,290)
Inventories	(7,912)	(1,996)
Prepaid expenses and other assets	(2,520)	(207)
Accounts payable	(1,216)	6,854
Accrued employee compensation	(6,608)	(3,671)
Deferred revenue	8,327	9,082
Other accrued liabilities and long-term debt	(1,374)	6,001
Liabilities associated with lease losses	(3,952)	(4,519)

Net cash provided by (used in) operating activities	86,480	(2,204)

Cash flows from investing activities:
Purchases of property and equipment	(18,909)	(47,669)
Purchases of short-term investments	(232,569)	(43,615)
Proceeds from maturities of short-term investments	417,297	66,904
Purchases of long-term investments	(202,764)	(226,852)
Purchases of other investments, net	(3,498)	(500)
Proceeds from maturities of long-term investments	8,538	111,078
Cash paid in connection with acquisition, net	(7,185)	—

Net cash used in investing activities	(39,090)	(140,654)

Cash flows from financing activities:
Purchases of convertible subordinated debt	(70,485)	(52,092)
Settlement of repurchase obligation	—	(9,029)
Accrual of unsettled debt repurchase	—	26,304
Proceeds from issuance of common stock, net	29,755	18,944
Common stock repurchase program	(7,050)	—

Net cash used in financing activities	(47,780)	(15,873)

Effect of exchange rate fluctuations on cash and cash equivalents	(364)	5

Net decrease in cash and cash equivalents	(754)	(158,726)
Cash and cash equivalents, beginning of period	79,375	360,012

Cash and cash equivalents, end of period	$78,621	$201,286

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.
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
Basis of Presentation
     The accompanying financial data as of July 30, 2005, and for the three and nine months ended July 30, 2005 and July 31, 2004, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 30, 2004 Condensed Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended October 30, 2004.
     In the opinion of management, all adjustments (which include only normal recurring adjustments, except as otherwise indicated) necessary to present a fair statement of financial position as of July 30, 2005, results of operations for the three and nine months ended July 30, 2005 and July 31, 2004, and cash flows for the nine months ended July 30, 2005 and July 31, 2004, have been made. The results of operations for the three and nine months ended July 30, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
     From time to time the Company makes equity investments in non-publicly traded companies. These investments are included in other assets on the accompanying Condensed Consolidated Balance Sheets, and are generally accounted for under the cost method as the Company does not have the ability to exercise significant influence over the respective company’s operating and financial policies. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income, net on the Condensed Consolidated Statements of Operations. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary. As of July 30, 2005 and October 30, 2004, the carrying values of the Company’s equity investments in non-publicly traded companies were $3.8 million and $0.5 million, respectively.
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
     A majority of the Company’s trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of July 30, 2005 and October 30, 2004, 79 percent and 85 percent, respectively, of accounts receivable were concentrated with five customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales returns, and other allowances. While the Company has not experienced material credit losses in any of the periods presented, there can be no assurance that the Company will not experience material credit losses in the future.
     For the three months ended July 30, 2005 and July 31, 2004, three customers each represented ten percent or more of the Company’s total revenues for combined totals of 67 percent and 69 percent of total revenues, respectively. For the nine months ended July 30, 2005 and July 31, 2004, three customers each represented ten percent or more of the Company’s total revenues for combined totals of 71 percent and 69 percent of total revenues, respectively. The level of sales to any one of these customers may vary, and the loss of, or a decrease in the level of sales to, any one of these customers, could seriously harm the Company’s financial condition and results of operations.
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
Stock-Based Compensation
     The Company has several stock-based compensation plans that are described in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 30, 2004. The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), whereby the difference between the exercise price and the fair market value on the date of grant is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense is recognized in the Company’s Condensed Consolidated Statements of Operations when the exercise price of the Company’s employee stock option grants equals the market price of the underlying common stock on the date of grant, and the measurement date of the option grant is certain. The measurement date is certain when the date of grant is fixed and determinable. When the measurement date is not certain, the Company records stock compensation expense using variable accounting under APB 25. From May 1999 through July 2003, the Company granted 98.8 million options that were subject to variable accounting under APB 25 because the measurement date of the options grant was not certain. As of July 30, 2005, 3.3 million options with a weighted average exercise price of $12.90 and a weighted average remaining life of 6.3 years remain outstanding and continue to be accounted for under variable accounting. When variable accounting is applied to stock option grants, the Company remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated under an accelerated vesting method in accordance with FASB Interpretation 28.
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
     Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123” (“SFAS 148”), amended the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The pro forma information resulting from the use of the fair value based method under SFAS 123 is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income (loss) — as reported	$(7,235)	$13,620	$42,065	$(53,982)
Add: Stock-based compensation expense (benefit) included in reported net income (loss), net of tax	755	733	(886)	1,361
Deduct: Stock-based compensation expense determined under the fair value based method, net of tax	(4,576)	(7,886)	(14,115)	(26,455)

Pro forma net income (loss)	$(11,056)	$6,467	$27,064	$(79,076)

Basic net income (loss) per share:
As reported	$(0.03)	$0.05	$0.16	$(0.21)
Pro forma	$(0.04)	$0.02	$0.10	$(0.30)
Diluted net income (loss) per share:
As reported	$(0.03)	$0.05	$0.16	$(0.21)
Pro forma	$(0.04)	$0.02	$0.10	$(0.30)

     The assumptions used for the three and nine months ended July 30, 2005 and July 31, 2004 are as follows:

	Three Months Ended		Nine months Ended
Stock Options	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.9 – 4.1%	2.1 – 3.9%	3.4 – 3.9%	1.7 – 3.5%
Expected volatility	45.6%	50.1%	46.8%	54.1%
Expected life (in years)	2.6	2.5	2.8	2.6

	Three Months Ended		Nine months Ended
Employee Stock Purchase Plan	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.5 – 3.4%	1.0 – 1.5%	2.0 – 3.4%	0.9 – 1.5%
Expected volatility	45.8%	43.6%	48.8%	55.6%
Expected life (in years)	0.5	0.5	0.5	0.5
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
Comprehensive Income (Loss)
     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income (loss)	$(7,235)	$13,620	$42,065	$(53,982)
Other comprehensive income (loss):
Change in net unrealized gains (losses) on marketable equity securities and investments	(1,363)	(1,798)	(8,034)	(4,970)
Cumulative translation adjustments	(523)	38	(364)	5

Total comprehensive income (loss)	$(9,121)	$11,860	$33,667	$(58,947)

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

     Impact of the Financial Statement Adjustments on the Condensed Consolidated Statements of Operations
     The following table presents the impact of the financial statement adjustments related to the November 2005 Restatement on the Company’s previously reported condensed consolidated statements of operations for the three and nine months ended July 31, 2004 (in thousands, except per share amounts):

	Three Months Ended July 31, 2004
	Previously
	Reported (1)	Adjustments (2)	As Restated
Net revenues	$150,040	$—	$150,040
Cost of revenues	65,804	23	65,827

Gross margin	84,236	(23)	84,213

Operating expenses:
Research and development	34,315	88	34,403
Sales and marketing	24,525	396	24,921
General and administrative	6,197	(62)	6,135
Amortization of deferred stock compensation	119	—	119

Total operating expenses	65,156	422	65,578

Income from operations	19,080	(445)	18,635
Interest and other income, net	5,288	—	5,288
Interest expense	(2,786)	—	(2,786)
Gain on repurchases of convertible subordinated debt	3,498	—	3,498

Income before provision for income taxes	25,080	(445)	24,635
Income tax provision	11,015	—	11,015

Net income	$14,065	$(445)	$13,620

Net income per share — Basic	$0.05	$0.00	$0.05

Net income per share — Diluted	$0.05	$0.00	$0.05

Shares used in per share calculation — Basic	261,481	261,481	261,481

Shares used in per share calculation — Diluted	263,541	263,541	263,541

(1)	These amounts were reported in the Company’s Form 10-K filed with the SEC on January 31, 2005. Amounts reflect the Company’s January 2005 Restatement described below. In addition, certain reclassifications have been made to prior year balances in order to conform to the current year presentation. Refer to Note 3, “Restatement of Consolidated Financial Statement,” and Note 19, “Selected Quarterly Information (Unaudited),” of the Notes to Consolidated Financial Statements on the Company’s Form 10-K/A for fiscal year ended October 30, 2004.

(2)	Adjustments reflect additional stock-based compensation expense for certain employees on LOA and in transition or advisory roles prior to ceasing employment with the Company and additional stock-based compensation expense associated with change in measurement dates for certain stock options.

	Nine months Ended July 31, 2004
	Previously
	Reported (1)	Adjustments (2)	As Restated
Net revenues	$440,659	$—	$440,659
Cost of revenues	200,188	61	200,249

Gross margin	240,471	(61)	240,410

Operating expenses:
Research and development	105,622	200	105,822
Sales and marketing	77,978	1,206	79,184
General and administrative	17,964	116	18,080
Settlement of an acquisition-related claim	6,943	—	6,943
Amortization of deferred stock compensation	430	—	430
Restructuring costs	10,093	—	10,093
Lease termination charge and other, net	75,591	—	75,591

Total operating expenses	294,621	1,522	296,143

Loss from operations	(54,150)	(1,583)	(55,733)
Interest and other income, net	14,852	—	14,852
Interest expense	(8,352)	—	(8,352)
Gain on repurchases of convertible subordinated debt	4,019	—	4,019

Loss before benefit from income taxes	(43,631)	(1,583)	(45,214)
Income tax provision	8,768	—	8,768

Net loss	$(52,399)	$(1,583)	$(53,982)

Net loss per share — Basic and Diluted	$(0.20)	$(0.01)	$(0.21)

Shares used in per share calculation — Basic and Diluted	259,514	259,514	259,514

(1)	These amounts were reported in the Company’s Form 10-K filed with the SEC on January 31, 2005. Amounts reflect the Company’s January 2005 Restatement described below. In addition, certain reclassifications have been made to prior year balances in order to conform to the current year presentation. Refer to Note 3, “Restatement of Consolidated Financial Statement,” and Note 19, “Selected Quarterly Information (Unaudited),” of the Notes to Consolidated Financial Statements on the Company’s Form 10-K/A for fiscal year ended October 30, 2004.

(2)	Adjustments reflect additional stock-based compensation expense for certain employees on LOA and in transition or advisory roles prior to ceasing employment with the Company and additional stock-based compensation expense associated with change in measurement dates for certain stock options.
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
4. Acquisition of Therion Software Corporation
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
     The total purchase price was $12.1 million, consisting of $9.3 million cash consideration for Therion’s preferred and common stock holders, assumed stock options valued at $1.7 million, the Company’s initial investment of $1.0 million, and direct acquisition cost of $0.1 million. Of the $9.3 million cash consideration, the Company paid $7.3 million upon closing the transaction and recorded the remaining liability of $2.0 million to be paid over the next eighteen months. The fair value of the assumed stock options was determined using the Black-Scholes option-pricing model. In connection with this acquisition, the Company recorded a $7.8 million in-process research and development charge, and allocated the remaining purchase price to net assets of $2.9 million, deferred stock compensation of $1.5 million, and net liabilities of $0.1 million, based on fair values.
     Pro forma results of operations related to the Therion acquisition have not been presented since the result of Therion operations were immaterial in relation to Brocade.
5. Restructuring Costs
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

     During the three months ended October 30, 2004, the Company recorded a reduction of $1.0 million to restructuring costs, primarily because actual payments were lower than the estimated amount. No other material changes in estimates were made to the fiscal 2004 second quarter restructuring accrual. As of July 30, 2005, there were no remaining liabilities related to this restructuring.
     The following table summarizes the total restructuring costs incurred and charged to restructuring expense during the second quarter of fiscal year 2004, and costs paid or otherwise settled (in thousands) during the nine months ended July 30, 2005:

		Contract
	Severance	Terminations	Equipment
	and Benefits	and Other	Impairment	Total
Restructuring costs incurred	$7,480	$1,740	$1,241	$10,461
Cash payments	(5,661)	(1,692)	—	(7,353)
Non-cash charges	—	—	(1,241)	(1,241)
Adjustments	(981)	(48)	—	(1,029)

Remaining accrued liabilities at October 30, 2004	838	—	—	838
Cash payments	(838)	—	—	(838)

Remaining accrued liabilities at July 30, 2005	$—	$—	$—	$—

     Restructuring costs for the nine months ended July 31, 2004 include a reduction of $0.4 million to restructuring costs related to our other previously recorded restructuring liability, primarily due to a lower than expected outcome related to outplacement costs.
6. Balance Sheet Details
     The following tables provide details of selected balance sheet items (in thousands):

	July 30,	October 30,
	2005	2004
Inventories:
Raw materials	$2,245	$1,950
Finished goods	11,264	3,647

Total	$13,509	$5,597

Property and equipment, net:
Computer equipment and software	$67,570	$63,524
Engineering and other equipment	118,674	111,109
Furniture and fixtures	4,545	4,429
Leasehold improvements	40,271	39,520
Land and building	30,000	30,000

Subtotal	261,060	248,582
Less: Accumulated depreciation and amortization	(150,497)	(123,881)

Total	$110,563	$124,701

	July 30,	October 30,
	2005	2004
Other accrued liabilities:
Income taxes payable	$30,490	$27,769
Accrued warranty	1,684	4,669
Inventory purchase commitments	7,255	4,326
Accrued sales programs	7,327	8,231
Accrued restructuring	—	838
Other	15,294	14,135

Total	$62,050	$59,968

     Leasehold improvements as of July 30, 2005 and October 30, 2004, are shown net of estimated asset impairments related to facilities lease losses (see Note 8).
7. Investments and Equity Securities
     The following tables summarize the Company’s investments and equity securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
July 30, 2005
U.S. government agencies and municipal obligations	$321,632	$1	$(3,550)	$318,083
Corporate bonds and notes	341,483	8	(4,414)	337,077
Equity securities	37	2	—	39

Total	$663,152	$11	$(7,964)	$655,199

Reported as:
Short-term investments				$335,372
Other current assets				39
Long-term investments				319,788

Total				$655,199

October 30, 2004
U.S. government agencies and municipal obligations	$526,953	$1,307	$(972)	$527,288
Corporate bonds and notes	130,604	146	(505)	130,245
Equity securities	694	164	—	858

Total	$658,251	$1,617	$(1,477)	$658,391

Reported as:
Short-term investments				$406,933
Other current assets				858
Long-term investments				250,600

Total				$658,391

     For the three months ended July 30, 2005 and July 31, 2004, there were no gains realized on the sale of investments or marketable equity securities. For the nine months ended July 30, 2005 and July 31, 2004, total gains realized on the sale of investments or marketable equity securities were zero and $0.2 million, respectively. As of July 30, 2005 and October 30, 2004, net unrealized holding gains (losses) of $(8.0) million and $0.1 million, respectively, were included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets.
     The following table summarizes the maturities of the Company’s investments in debt securities issued by United States government agencies, municipal government obligations, and corporate bonds and notes as of July 30, 2005 (in thousands):

	Amortized	Fair
	Cost	Value
Less than one year	$338,259	$335,372
Due in 1 — 2 years	301,970	297,238
Due in 2 — 3 years	22,886	22,550

Total	$663,115	$655,160

8. Liabilities Associated with Facilities Lease Losses
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

     The following table summarizes the activity related to the facilities lease losses reserve, net of expected sublease income (in thousands), as of July 30, 2005:

Lease Loss
Reserve
Reserve balance at October 30, 2004	$22,476
Cash payments on facilities leases	(3,953)
Non-cash charges	(90)

Reserve balance at July 30, 2005	$18,433

     Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2010.
9. Convertible Subordinated Debt
     On December 21, 2001, and January 10, 2002, the Company sold, in private placements pursuant to Section 4(2) of the Securities Act of 1933, as amended, an aggregate of $550 million in principal amount, two percent convertible subordinated notes due January 2007 (the notes or convertible subordinated debt). The initial purchasers purchased the notes from the Company at a discount of 2.25 percent of the aggregate principal amount. Holders of the notes may, in whole or in part, convert the notes into shares of the Company’s common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (approximately 6.4 million shares may be issued upon conversion based on outstanding debt of $278.9 million as of July 30, 2005) at any time prior to maturity on January 1, 2007. At any time on or after January 5, 2005, the Company may redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price
Beginning on January 5, 2005 and ending on December 31, 2005	100.80%
Beginning on January 1, 2006 and ending on December 31, 2006	100.40%
On January 1, 2007 and thereafter	100.00%
     The Company is required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Debt issuance costs of $12.4 million are being amortized over the term of the notes. The amortization of debt issuance costs will accelerate upon early redemption or conversion of the notes. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures. As of July 30, 2005, the remaining balance of unamortized debt issuance costs was $1.7 million.
     During the nine months ended July 30, 2005, the Company repurchased a total of $73.4 million in face value of its convertible subordinated debt, which resulted in a pre-tax gain of $2.3 million for the nine months ended July 30, 2005. To date, the Company has repurchased a total of $271.1 million in face value of its convertible subordinated notes. As of July 30, 2005, the remaining balance outstanding of the convertible subordinated debt was $278.9 million.
     The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On July 29, 2005, the average bid and ask price on the Portal Market of the notes was 96.5, resulting in an aggregate fair value of approximately $269.1 million.
     On August 23, 2005, the Company elected to deposit funds with the trustee, which fully collateralized the outstanding notes, and to discharge the indenture agreement with respect to the notes. Pursuant to this election, the Company provided an irrevocable letter of instruction to the trustee to issue a notice of redemption on June 26, 2006 and to redeem all of the outstanding notes on August 22, 2006. (See Note 13.)
10. Commitments and Contingencies
Leases
     The Company leases its facilities and certain equipment under various operating lease agreements expiring through August 2010. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $8.3 million as security for the leases. Future minimum lease payments under all non-cancelable operating leases as of July 30, 2005 were $73.0 million. In addition to base rent, many of the facilities lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.
     As of July 30, 2005, the Company had recorded $18.4 million in facilities lease loss reserves related to future lease commitments, net of expected sublease income (see Note 8).
Product Warranties
     The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience. The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. For the three months ended January 29, 2005, the Company recorded a warranty benefit of approximately $1.9 million as a result of a change in warranty terms with a customer. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the nine months ended July 30, 2005 (in thousands):

Accrued
Warranty
Balance at October 30, 2004	$4,669
Liabilities accrued for warranties issued during the period	749
Warranty claims paid during the period	(447)
Changes in liability for pre-existing warranties during the period	(3,287)

Balance at July 30, 2005	$1,684

     In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of July 30, 2005, there have been no known events or circumstances that have resulted in a customer contract related indemnification liability to the Company.
Manufacturing and Purchase Commitments
     The Company has a manufacturing agreement with Hon Hai Precision Industry Co. (“Foxconn”) under which the Company provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to the Company’s customers. The required lead-time for placing orders with Foxconn depends on the specific product. As of July 30, 2005, the Company’s aggregate commitment to Foxconn for inventory components used in the manufacture of Brocade products was $41.3 million, net of purchase commitment reserves of $7.1 million, which the Company expects to utilize during future normal ongoing operations. The Company’s purchase orders placed with Foxconn are cancelable, however if cancelled, the agreement with Foxconn requires the Company to purchase from Foxconn all inventory components not returnable, usable by, or sold to, other customers of Foxconn. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations.
     In addition, the Company also has a purchase commitment with another vendor totaling $2.2 million, net of purchase commitment reserves of $0.2 million.
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
11. Segment Information
     The Company is organized and operates as one operating segment: the design, development, marketing and selling of infrastructure for SANs. The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM), as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The CODM allocates resources and assesses the performance of the Company based on revenues and overall profitability.
     Revenues are attributed to geographic areas based on the location of the customer to which products are shipped. Domestic revenues include sales to certain OEM customers who take possession of Brocade products domestically and then distribute these products to their international customers. Domestic and international revenues were approximately 58 percent and 42 percent of total revenues, respectively, for the three months ended July 30, 2005 compared to 67 percent and 33 percent of total revenues, respectively, for the three months ended July 31, 2004. For both the nine months ended July 30, 2005 and July 31, 2004, domestic and international revenues were approximately 64 percent and 36 percent of total revenues, respectively. To date, service revenue has not exceeded 10 percent of total revenues. Identifiable assets located in foreign countries were not material as of July 30, 2005 and October 30, 2004. For the three months ended July 30, 2005 and July 31, 2004, three customers accounted for 67 percent and 69 percent of total revenues, respectively. For the nine months ended July 30, 2005 and July 31, 2004, three customers accounted for 71 percent and 69 percent of total revenues, respectively.

12. Net Income (Loss) per Share
     The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Nine months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Net income (loss)	$(7,235)	$13,620	$42,065	$(53,982)

Basic and diluted net income (loss) per share:
Weighted-average shares of common stock outstanding	268,804	261,482	267,776	259,963
Less: Weighted-average shares of common stock subject to repurchase	(39)	(361)	(101)	(449)

Weighted-average shares used in computing basic net income (loss) per share	268,765	261,481	267,676	259,514
Dilutive effect of common share equivalents	—	2,060	2,563	—

Weighted-average shares used in computing diluted net loss per share	268,765	263,541	270,239	259,514

Basic net income (loss) per share	$(0.03)	$0.05	$0.16	$(0.21)

Diluted net income (loss) per share	$(0.03)	$0.05	$0.16	$(0.21)

     For the three months ended July 30, 2005 and nine months ended July 31, 2004, stock options outstanding of 44.5 million and 50.9 million shares, respectively, were antidilutive as the Company had net losses for the periods, and therefore, not included in the computation of diluted earnings per share. For the three months ended July 31, 2004 and nine months ended July 30, 2005, potential common shares in the form of stock options to purchase 43.6 million and 26.1 million weighted-average shares of common stock were antidilutive and, therefore, not included in the computation of diluted earnings per share. In addition, for the three months ended July 30, 2005 and July 31, 2004, potential common shares resulting from the potential conversion, on a weighted average basis, of the Company’s convertible subordinated debt of 6.4 million and 8.8 million common shares, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share. For the nine months ended July 30, 2005 and July 31, 2004, potential common shares resulting from the potential conversion, on a weighted average basis, of the Company’s convertible subordinated debt of 6.9 million and 9.6 million common shares, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. These forward-looking statements include predictions regarding our future:
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
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatements of our financial statements described above. The results set forth below for the three and nine months ended July 31, 2004 differ from those previously reported in our Form 10-Q for the three and nine months ended July 31, 2004.
Results of Operations
     The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

	Three Months Ended		Nine months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
		Restated (1)		Restated (1)
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	49.0	43.9	43.4	45.4

Gross margin	51.0	56.1	56.6	54.6

Operating expenses:
Research and development	27.4	22.9	22.5	24.0
Sales and marketing	20.4	16.6	17.5	17.9
General and administrative	4.9	4.1	4.3	4.1
Internal review and SEC investigation costs	3.0	—	2.1	—
Settlement of an acquisition-related claim	—	—	—	1.6
Amortization of deferred stock compensation	0.6	0.1	0.2	0.1
Restructuring costs	—	—	—	2.3
In-process research and development	6.4	—	1.8	—
Lease termination charge and other, net	—	—	—	17.2

Total operating expenses	62.7	43.7	48.4	67.2

Income (loss) from operations	(11.7)	12.4	8.2	(12.6)
Interest and other income, net	4.8	3.5	3.9	3.3
Interest expense	(1.3)	(1.8)	(1.3)	(1.9)
Gain on repurchases of convertible subordinated debt	—	2.3	0.5	0.9

Income (loss) before provision for income taxes	(8.2)	16.4	11.3	(10.3)
Income tax provision (benefit)	(2.3)	7.3	1.5	2.0

Net income (loss)	(5.9)%	9.1%	9.8%	(12.3)%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.
     Revenues. Our revenues are derived primarily from sales of our SilkWorm family of products. Our SilkWorm products, which range in size from 8 ports to 256 ports, connect servers and storage devices creating a storage area network (“SAN”). Net revenues for the three months ended July 30, 2005 were $122.3 million, a decrease of 19 percent compared with net revenues of $150.0 million for the three months ended July 31, 2004. This decrease in net revenues for the period reflects a nine percent decrease in the number of ports shipped and a 21 percent decline in average selling price per port. Net revenues for the nine months ended July 30, 2005 were $428.6 million, a decrease of three percent compared with net revenues of $440.7 million for the nine months ended July 31, 2004. This decrease in net revenues for the period reflects a 21 percent decline in average selling price per port, partially offset by an 11 percent increase in the number of ports shipped. We believe the decrease in the number of ports shipped during the three months ended July 30, 2005 was primarily due to a reduction in product inventory held by our OEM customers, a product transition from 2 Gigabit per second (“Gbit”) to new 4Gbit technology, particularly for director switches, and by a slower than expected ramp of embedded switches for bladed servers. For the nine months ended July 30, 2005, the increase in the number of ports shipped reflects demand for our products as end-users continue to consolidate storage and servers infrastructures using SANs, expand SANs to support more applications, and deploy SANs in new environments.
     Historically, domestic revenues have generally been between 60 percent and 75 percent of total revenues. Domestic and international revenues were approximately 58 percent and 42 percent of total revenues, respectively, for the three months ended July 30, 2005 compared to 67 percent and 33 percent of total revenues, respectively, for the three months ended July 31, 2004. For the nine months ended July 30, 2005 and July 31, 2004, domestic and international revenues were approximately 64 percent and 36 percent of total revenues, respectively. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM customers.
     A significant portion of our revenues is concentrated among a relatively small number of customers. For the three months ended July 30, 2005 and July 31, 2004, three customers each represented ten percent or more of our total revenues for combined totals of 67 percent and 69 percent of total revenues, respectively. For the nine months ended July 30, 2005 and July 31, 2004, three customers each represented ten percent or more of our total revenues for combined totals of 71 percent and 69 percent of total revenues, respectively. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of customers. Therefore, the loss of, or a decrease in the level of sales to, any one of these customers could seriously harm our financial condition and results of operations.
     Gross margin. Gross margin for the three months ended July 30, 2005 was 51.0 percent, compared with 56.1 percent for the three months ended July 31, 2004. Gross margin for the nine months ended July 30, 2005 was 56.6 percent, compared with 54.6 percent for the nine months ended July 31, 2004. Cost of goods sold consists of product costs, which are variable, and manufacturing operations costs, which are generally fixed. For the three months ended July 30, 2005, product costs relative to net revenues increased by 1.2 percent, primarily due to a $3.4 million write-down for excess and obsolete inventory due to the faster than expected transition from 2Gbit to our new 4Gbit products, partially offset by decreases in component and manufacturing costs. Manufacturing operations costs relative to net revenues increased by 3.9 percent principally due to decreases in the number of ports shipped. Stock-based compensation expense relative to net revenues in the three months ended July 30, 2005 remained consistent compared with the three months ended July 31, 2004. For the nine months ended July 30, 2005, product costs relative to net revenues decreased by 1.2 percent, primarily due to decreases in component and manufacturing costs, partially offset by a $3.4 million write-down for excess and obsolete inventory due to the faster than expected transition from 2Gbit to our new 4Gbit products, which was recorded in the three months ended July 30, 2005. Manufacturing operations costs relative to net revenues decreased by 0.7 percent principally due to increases in the number of ports. In addition, stock-based compensation expense decreased by 0.1 percent in the nine months ended July 30, 2005 primarily as a result of changes in the market value of our common stock.
     Gross margin is primarily affected by average selling price per port, number of ports shipped, and cost of goods sold. We expect that average selling price per port for our products will continue to decline at rates consistent with the rates we experienced in the three months ended July 30, 2005, unless they are further affected by accelerated pricing pressures, new product introductions by us or our competitors, or other factors that may be beyond our control. We believe that we have the ability to partially mitigate the effect of declines in average selling price per port on gross margins through our product and manufacturing operations cost reductions.
     During the nine months ended July 30, 2005 and fiscal year 2004, we were able to either introduce new products at lower costs or reduce our costs to offset the decline in the average unit selling prices of our products. However, during fiscal year 2003, the average unit selling prices of our products declined at a faster pace than we had previously experienced. If this dynamic reoccurs, we may not be able to reduce our costs fast enough to prevent a decline in our gross margins. In addition, we must also maintain or increase current volume of ports shipped to maintain our current gross margins. If we are unable to offset future reductions of average selling price per port with reductions in product and manufacturing operations costs, or if as a result of future reductions in average selling price per port our revenues do not grow, our gross margins would be negatively affected.

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
     For the three months ended July 30, 2005, R&D expenses decreased by $0.9 million, or three percent, to $33.5 million, compared with $34.4 million for the three months ended July 31, 2004. This decrease is primarily due to a $3.7 million decrease in salaries and head count related expenses, which was partially offset by a $1.3 million increase in expenses from outside service providers due to continued investment in offshore research and development. In addition, new product development spending increased by $1.5 million. There was no material change in stock-based compensation expense for the three months ended July 30, 2005 when compared to the three months ended July 31, 2004.
     For the nine months ended July 30, 2005, R&D expenses decreased by $9.2 million, or nine percent, to $96.5 million, compared with $105.8 million for the nine months ended July 31, 2004. This decrease is primarily due to a $14.7 million decrease in salaries and head count related expenses as a result of the restructuring programs we implemented in the second quarter of fiscal year 2004 and a $0.9 million decrease in stock-based compensation expense as a result of changes in the market value of our common stock, partially offset by a $6.8 million increase in expenses related to new product development spending. In addition, the decrease in R&D expenses reflects the effect of the extra week in the second quarter of fiscal year 2004.
     Excluding the effect of variable stock-based compensation related charges, which will vary depending on the changes in the market value of our common stock, we currently anticipate that R&D expenses for the three months ending October 29, 2005 will increase in absolute dollars primarily resulting from additional spending related to new product development.
     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses.
     For the three months ended July 30, 2005 and July 31, 2004, sales and marketing expenses remained consistent at $25.0 million. Sales and marketing program expenses increased by $1.8 million, however the increase was offset by a $1.4 million decrease in salaries and head count related expenses and a $0.3 million decrease in stock-based compensation expense as a result of changes in the market value of our common stock. The decrease in salaries and head count related expenses was primarily related to lower commissions expenses due to lower revenues, as well as some savings related to the restructuring programs we implemented in the second quarter of fiscal year 2004.
     For the nine months ended July 30, 2005, sales and marketing expenses decreased by $4.3 million, or five percent, to $74.9 million, compared with $79.2 million for the nine months ended July 31, 2004. This decrease is primarily due to a $4.5 million decrease in salaries and head count related expenses as a result of the restructuring programs we implemented in the second quarter of fiscal year 2004 and a $1.1 million decrease in stock-based compensation expense as a result of changes in the market value of our common stock, partially offset by a $0.9 million increase in sales and marketing program expenses. In addition, the decrease in sales and marketing expenses reflects the effect of the extra week in the second quarter of fiscal year 2004.
     Excluding the effect of variable stock-based compensation related charges, which will vary depending on the changes in the market value of our common stock, we currently anticipate that sales and marketing expenses for the three months ending October 29, 2005 will increase in absolute dollars, primarily resulting from additional expenses to support new product.
     General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, accounting and professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses.

     G&A expenses decreased by $0.2 million, or three percent, to $6.0 million for the three months ended July 30, 2005, compared with $6.1 million for the three months ended July 31, 2004. This decrease in G&A expenses is primarily due to a decrease in salaries and head count related expenses. There was no material change in stock-based compensation expense for the three months ended July 30, 2005 when compared to the three months ended July 31, 2004.
     G&A expenses increased by $0.2 million, or one percent, to $18.3 million for the nine months ended July 30, 2005, compared with $18.1 million for the nine months ended July 31, 2004. This increase in G&A expenses is primarily due to a $0.9 million increase in professional service fees, partially offset by a $0.3 million decrease in stock-based compensation expense as a result of changes in the market value of our common stock and a $0.2 million reduction of salaries and head count related expenses due to the effect of the extra week in the second quarter of fiscal year 2004.
     Excluding the effect of variable stock-based compensation related charges, which will vary depending on the changes in the market value of our common stock, we currently anticipate that G&A expenses for the three months ending October 29, 2005 will increase in absolute dollars, primarily resulting from additional expenses to support new product.
     Internal review and SEC investigation costs. On January 24, 2005, we announced that our Audit Committee completed an internal review regarding historical stock option granting practices. Following the January 2005 Audit Committee internal review, on May 16, 2005, we announced that additional information came to our attention that indicated that certain guidelines regarding stock option granting practices were not followed and our Audit Committee had commenced an independent review of our stock option accounting regarding LOA and transition and advisory roles. In addition, we are undergoing an SEC and Department of Justice (“DOJ”) joint investigation regarding our historical stock option granting practices. As a result, for the three and nine months ended July 30, 2005, we recorded $3.7 million and $8.8 million, respectively, for ongoing professional service fees related to the internal review and SEC investigation. We did not incur any internal review or SEC investigation costs during the three or nine months ended July 31, 2004.
     Settlement of an acquisition-related claim. In the nine months ended July 31, 2004, we recorded a $6.9 million charge in settlement of a claim relating to our acquisition of Rhapsody Networks, Inc. (“Rhapsody”). Under the terms of the settlement, in the third quarter of fiscal year 2004 we issued 1.3 million shares of common stock to the former Rhapsody shareholders in exchange for a release of claims.
     Amortization of deferred stock compensation. Amortization of deferred stock compensation was $0.7 million and $0.1 million for the three months ended July 30, 2005 and July 31, 2004, respectively, and $0.8 million and $0.4 million for the nine months ended July 30, 2005 and July 31, 2004, respectively. Amortization of deferred stock compensation includes stock compensation expenses related to the acquisitions of Rhapsody and Therion Software Corporation (“Therion”). The deferred stock compensation represents the intrinsic value of unvested restricted common stock and assumed stock options, and is amortized over the respective remaining service periods on a straight-line basis. As of July 30, 2005, the remaining unamortized balance of deferred stock compensation related to the Rhapsody and Therion acquisitions was $1.4 million.
     In addition to the deferred stock compensation connected with our acquisitions of Rhapsody and Therion, we have recorded deferred stock compensation arising from stock option grants subject to variable accounting, change in measurement date and restricted stock award grants to certain employees. Compensation expense resulting from these non-acquisition related grants are included in cost of sales, R&D, sales and marketing, or G&A, based on the department of the employee receiving the award. Accordingly, amortization of deferred stock compensation does not include the compensation expense arising from these awards.
     Total stock-based compensation expense for the three months ended July 30, 2005 and July 31, 2004 was $1.3 million and $0.7 million, respectively. Total stock-based compensation expense (benefit) recognized for the nine months ended July 30, 2005 and July 31, 2004 was $(0.4) million and $1.4 million, respectively. Stock-based compensation expense related to stock options subject to variable accounting will vary significantly as a result of future changes in the market value of our common stock. The change in stock-based compensation during the three and nine months ended July 30, 2005 as compared to the three and nine months ended July 31, 2004 is due to a change in market values of our common stock during the reported periods.
     Restructuring costs. During the three months ended May 1, 2004, we implemented a restructuring plan, which was designed to optimize our business model to drive improved profitability. The plan encompassed organizational changes including a reduction in force (see Note 5, “Restructuring Costs,” of the Notes to Condensed Consolidated Financial

Statements). Accordingly, we recorded $10.5 million in restructuring costs consisting of severance and benefit charges, equipment impairment charges, and contract termination and other charges.
     Restructuring costs for the nine months ended July 30, 2005 and July 31, 2004 were $(0.1) million and $10.1 million, respectively. During the nine months ended July 30, 2005, we recorded a reduction of $0.1 million to restructuring costs related to recovery of previously recorded restructuring costs. Restructuring costs for the nine months ended July 31, 2004 include a reduction of $0.4 million to restructuring costs related to our other previously recorded restructuring liability, primarily due to a lower than expected outcome related to outplacement costs.
     In-process research and development. On May 3, 2005, we completed our acquisition of Therion Software Corporation (“Therion”), a privately held company based in Redmond, Washington that developed software management solutions for the automated provisioning of servers over a storage network. As of the acquisition date, Therion was a development stage company with no recognized revenue and a core technology that had not yet reached technological feasibility. Accordingly, the acquisition of Therion was accounted for as an asset purchase. In connection with this acquisition, the Company recorded a $7.8 million in-process research and development charge, and allocated the remaining purchase price to net assets of $2.9 million, deferred stock compensation of $1.5 million, and net liabilities of $0.1 million, based on fair values (see Note 4, “Acquisition of Therion Software Corporation,” of the Notes to Condensed Consolidated Financial Statements).
     Lease termination charge and other, net. During the three months ended January 24, 2004, we purchased a previously leased building located near our San Jose headquarters for $106.8 million in cash plus transaction costs, consisting of the purchase of land and building valued at $30.0 million and a lease termination fee of $76.8 million. The 194,000 square foot facility, which houses our engineering organization and development, test and interoperability laboratories, was previously leased. As a result of the building purchase, during the first quarter of fiscal year 2004, we recorded adjustments to the previously recorded facilities lease loss reserve and recorded a charge of $75.6 million primarily related to lease termination, facilities consolidation and other associated costs (see Note 8, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Condensed Consolidated Financial Statements). We did not incur any lease termination charge during the three or nine months ended July 30, 2005.
     Interest and other income, net. Interest and other income, net increased to $5.9 million for the three months ended July 30, 2005, compared with $5.3 million for the three months ended July 31, 2004, and $16.7 million and $14.9 million for the nine months ended July 30, 2005 and July 31, 2004, respectively. The increases for the three and nine months ended July 30, 2005 are primarily the result of higher average rates of return due to investment mix and increase in interest rates.
     Interest expense. Interest expense was $1.6 million and $2.8 million for the three months ended July 30, 2005 and July 31, 2004, respectively, and $5.7 million and $8.4 million for the nine months ended July 30, 2005 and July 31, 2004, respectively. Interest expense primarily represents the interest cost associated with our two percent convertible subordinated notes due 2007. The decrease was primarily the result of the repurchases of our convertible subordinated debt, resulting in a lower aggregate amount of debt outstanding as of July 30, 2005. The balance outstanding of our convertible subordinated debt as of July 30, 2005 and July 31, 2004 was $278.9 million and $386.3 million, respectively.
     Gain on repurchases of convertible subordinated debt. During the three months ended July 31, 2004, we repurchased $47.4 million in face value of our two percent convertible subordinated notes due 2007 (the notes or convertible subordinated debt) on the open market. We paid an average of $0.915 on each dollar of face value for an aggregate purchase price of $43.4 million, which resulted in a pre-tax gain of $3.5 million. There were no repurchases of the notes during the three months ended July 30, 2005.
     During the nine months ended July 30, 2005 and July 31, 2004, we repurchased $73.4 million and $56.7 million in face value of our convertible subordinated debt, respectively, on the open market. For the nine months ended July 30, 2005, we paid an average of $0.96 on each dollar of face value for an aggregate purchase price of $70.5 million, which resulted in a pre-tax gain of $2.3 million. For the nine months ended July 31, 2004, we paid an average of $0.92 on each dollar of face value for an aggregate purchase price of $52.0 million, which resulted in a pre-tax gain of $4.0 million.
     Provision for income taxes. For the three months ended July 30, 2005, we recorded an income tax benefit of $(2.8) million, compared to a provision of $11.0 million for the three months ended July 31, 2004. For the nine months ended July 30, 2005, we recorded an income tax provision of $6.6 million, compared to a provision of $8.8 million for the nine months ended July 31, 2004. Our income tax provision is composed of US and foreign income taxes. Brocade has a full valuation allowance against its deferred tax assets. We expect to continue to record an income tax provision for US and foreign income taxes. To the extent that international revenues and earnings differ from those historically achieved, a factor largely influenced by the buying behavior of our OEM partners, or unfavorable changes in tax laws and regulations occur, our income tax provision could change.
Liquidity and Capital Resources
     Cash, cash equivalents, short-term investments and long-term investments were $733.8 million as of July 30, 2005. For the nine months ended July 30, 2005, we generated $86.5 million in cash from operating activities, primarily related to net income, non-cash expense items, including depreciation and amortization, and a decrease in accounts receivable. Days sales outstanding in accounts receivable for the nine months ended July 30, 2005 and July 31, 2004 was 51 days and 57 days, respectively.
     Net cash used in investing activities for the nine months ended July 30, 2005 totaled $39.1 million and was the result of $13.0 million in net purchases of short, long-term, and other investments, $18.9 million cash invested in capital equipment, and $7.2 million cash used in connection with an acquisition.
     Net cash used in financing activities for the nine months ended July 30, 2005 was $47.8 million, and was the result of $70.5 million cash used for repurchases of our convertible subordinated debt, $7.1 million cash used to repurchase our common stock under the stock repurchase program approved in August 2004 by our Board of Directors, partially offset by $29.8 million in net proceeds from the issuance of common stock related to employee participation in employee stock programs and exercises of stock options.
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
     Manufacturing and Purchase Commitments. We have a manufacturing agreement with Hon Hai Precision Industry Co. (“Foxconn”) under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. The required lead-time for placing orders with Foxconn depends on the specific product. As of July 30, 2005, our aggregate commitment to Foxconn for inventory components used in the manufacture of Brocade products was $41.3 million, net of purchase commitment reserves of $7.1 million, which we expect to utilize during future normal ongoing operations. Although the purchase orders we place with Foxconn are cancelable, the terms of the agreement require us to purchase from Foxconn all inventory components not returnable or usable by, or sold to, other customers of Foxconn. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations.
     In addition, the Company also has a purchase commitment with another vendor totaling $2.2 million, net of purchase commitment reserves of $0.2 million.
     Convertible Subordinated Debt. On December 21, 2001, and January 10, 2002, we sold $550 million in aggregate principal amount of our convertible subordinated debt (see note 8, “Convertible Subordinated Debt,” of the Notes to Condensed Consolidated Financial Statements). Holders of the notes may, in whole or in part, convert the notes into shares of our common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (aggregate of approximately 6.4 million shares based on outstanding debt of $278.9 million as of July 30, 2005) at any time prior to maturity on January 1, 2007. At any time on or after January 5, 2005, we may redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price
Beginning on January 5, 2005 and ending on December 31, 2005	100.80%
Beginning on January 1, 2006 and ending on December 31, 2006	100.40%
On January 1, 2007 and thereafter	100.00%

     We are required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Debt issuance costs of $12.4 million are being amortized over the term of the notes. The amortization of debt issuance costs will accelerate upon early redemption or conversion of the notes. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures. As of July 30, 2005, the remaining balance of unamortized debt issuance costs was $1.7 million.
     During the nine months ended July 30, 2005, the Company repurchased a total of $73.4 million in face value of its convertible subordinated debt, which resulted in a pre-tax gain of $2.3 million for the nine months ended July 30, 2005. To date, the Company has repurchased a total of $271.1 million in face value of its convertible subordinated notes. As of July 30, 2005, the remaining balance outstanding of the convertible subordinated debt was $278.9 million.
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
     The following table summarizes our contractual obligations (including interest expense) and commitments as of July 30, 2005 (in thousands):

		Less than				After
	Total	1 year		1 – 3 years		3 years
Contractual Obligations:
Convertible subordinated notes, including interest	$285,286		$5,578		$279,708		$—
Non-cancelable operating leases	72,965		16,736		28,219		28,010
Unconditional purchase obligations, gross	50,765		50,765		—		—

Total contractual cash obligations	$409,016		$73,079		$307,927		$28,010

Other Commitments:
Standby letters of credit	$8,343	$	n/a	$	n/a	$	n/a

Guarantee	$1,015	$	n/a	$	n/a	$	n/a

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
     Equity Investments. Under the terms of a certain investment agreement with a non-publicly traded company, the Company may be required to make additional investments of up to $3.8 million if certain milestones are met. In addition, the Company signed a licensing agreement with the same company, under which it may be required to pay up to $5.7 million of prepaid license fees if certain milestones are met.
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
     In March 2005, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin 107, “Share-Based Payments,” (SAB 107). The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. SAB107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. We are in the process of determining the effect of the adoption of SAB 107 will have on our financial position, results of operations, and cash flows.

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
     We recently introduced 4 Gigabit per second (“Gbit”) technology solutions that replace many of our 2 Gbit products. If our 4 Gigabit products are not adopted, or are adopted more slowly by our customers than we expect, we risk overproduction of 4 Gbit technology components, and if these new products are adopted more quickly by our customers than we expect, we could be left with excess inventory of 2 Gbit technology components that are obsolete, either of which would harm our business and financial results. In addition to performance advantages, certain of our 4 Gbit switch products also offer flexible port configurations that allow our customers to service their historical demand needs with lower inventories. Because our customers may be able to have the same market coverage with significantly fewer products, less inventory on hand is required. For example, during the third quarter of fiscal year 2005, our net revenue was $122.3 million, down 16 percent from $144.8 million reported in the second quarter of fiscal year 2005 and 19 percent from $150.0 million reported in the third quarter of fiscal year 2004. We believe that the transition from 2 Gbit products to 4 Gbit products was a significant cause of the decrease in the third quarter of fiscal year 2005. We also recorded a $3.4 million reserve during the third quarter of fiscal year 2005 for excess and obsolete inventory due largely to the faster than expected product transition.

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
     The SAN market is becoming increasingly more competitive. Increased competition has in the past resulted in greater pricing pressure, and reduced sales, margins, profits and market share. Currently, we believe that we principally face competition from providers of Fibre Channel switching products for interconnecting servers and storage. These competitors include Cisco Systems, McDATA Corporation (which completed its acquisition of Computer Network Technology Corporation (CNT) on June 1, 2005) and QLogic Corporation. In addition, our OEM partners, who also have relationships with some of our current competitors, could become new competitors by developing and introducing products competitive with our product offerings, choosing to sell our competitors’ products instead of our products, or offering preferred pricing or promotions on our competitors’ products.
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
     We depend on recurring purchases from a limited number of large OEM partners for the majority of our revenue. As a result, these large OEM partners have a significant influence on our quarterly and annual financial results. Our agreements with our OEM partners are typically cancelable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. For the three months ended July 30, 2005, three customers each represented ten percent or more of our total revenues for a combined total of 67 percent. We anticipate that our revenues and operating results will continue to depend on sales to a relatively small number of customers. The loss of any one significant customer, or a decrease in the level of sales to any one significant customer, or unsuccessful quarterly negotiation on key terms, conditions or timing of purchase orders placed during a quarter, could seriously harm our business and financial results.
     In addition, some of our OEM partners purchase our products for their inventories in anticipation of customer demand. These OEM partners make decisions to purchase inventory based on a variety of factors, including their product qualification cycles and their expectations of end customer demand, which may be affected by seasonality and their internal supply management objectives. Others require that we maintain inventories of our products in hubs adjacent to their manufacturing facilities and purchase our products only as necessary to fulfill immediate customer demand. If more of our OEM partners transition into a hub model, form partnerships, alliances or agreements with other companies that diverts business away from us; or otherwise change their business practices, their ordering patterns may become less predictable. Consequently, changes in ordering patterns may affect both the timing and volatility of our reported revenues. The timing of sales to our OEM partners, and consequently the timing and volatility of our reported revenues, may be further affected by the product introduction schedules of our OEM partners. We also may be exposed to higher risks of obsolete or excess inventories. For example, during the third quarter of fiscal year 2005, we recorded a $3.4 million write-down for excess and obsolete inventory due to the faster than expected transition from our 2 Gbit products to our 4 Gbit products.
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
     We incurred a net loss of $7.2 million in the third quarter of fiscal year 2005 and did not attain profitability for the full fiscal years 2004 or 2003, and we may not be able to attain profitability in the future. We make our investment decisions and plan our operating expenses based in part on future revenue projections. However, our ability to accurately forecast quarterly and annual revenues is limited, as discussed above in “Our quarterly and annual revenues and operating results may fluctuate in future periods due to a number of factors, which could adversely affect the trading price of our stock.” If our projected revenues and margins do not materialize, our future profitability could be adversely affected. Moreover, we expect to incur significant costs and expenses for product development, sales, marketing and customer support, most of which are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues.
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
     A portion of our outstanding stock options are subject to variable accounting under Accounting Principles Board Opinion No. 25. Under variable accounting, we are required to remeasure the value of the options, and the corresponding compensation expense, at the end of each reporting period until the option is exercised, cancelled or expires unexercised. As a result, the stock-based compensation we recognize in any given period can vary substantially due to changes in the market value of our common stock. For example, volatility associated with stock price movements has resulting in compensation benefits when our stock price has declined and higher compensation expense when our stock price has increased. For example, the market value of our common stock at the end of the first quarter of fiscal year 2005 was $5.99 per share, compared to $4.35 per share at the end of the second quarter of fiscal year 2005. Accordingly, we recorded compensation benefit in the second quarter of fiscal year 2005 of approximately $1.5 million. The market value of our common stock at the end of the third quarter of fiscal year 2005 increased slightly to $4.48 per share, thus we recorded a compensation expense of an approximately $0.1 million. We are unable to predict the future market value of our common stock and therefore are unable to predict the compensation expense or benefit that we will record in future periods.
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

Interest Rate Risk
     Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at five major financial institutions in the United States. As of July 30, 2005, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.
     The following table presents the hypothetical changes in fair values of our investments as of July 30, 2005 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			As of	Given an Interest Rate
	Decrease of X Basis Points			July 30,	Increase of X Basis Points
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2005	50 BPS	100 BPS	150 BPS
U.S. government agencies and municipal obligations	$325,481	$323,007	$320,537	$318,083	$315,713	$313,347	$311,011
Corporate bonds and notes	$342,600	$340,819	$338,997	$337,077	$335,124	$333,227	$331,349

Total	$668,081	$663,826	$659,534	$655,160	$650,837	$646,574	$642,360

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
     The following table (in thousands) presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of July 30, 2005. Carrying value approximates fair value.

		Weighted
		Average
	Amount	Interest Rate
Cash and cash equivalents	$78,621	2.8%
Short-term investments	335,372	2.9%
Long-term investments	319,788	3.2%

Total	$733,781	3.0%

     Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. Therefore, we are not exposed to changes in interest rates related to our long-term debt instruments. The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On July 29, 2005, the average bid and ask price on the Portal Market of our convertible subordinated notes due 2007 was 96.5, resulting in an aggregate fair value of approximately $269.1 million. Our common stock is quoted on the Nasdaq National Market under the symbol “BRCDE.” On July 29, 2005, the last reported sale price of our common stock on the Nasdaq National Market was $4.48 per share.
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
     Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively.
     (b) Changes in Internal Control Over Financial Reporting.
     Since the beginning of fiscal year 2003, we have implemented numerous measures in connection with our ongoing effort to improve our control processes and corporate governance, many of which have been enhanced further as a result of the findings of our Audit Committee internal reviews and the determination that material weaknesses existed. As discussed below, there have been changes to our internal control over financial reporting during the quarter ended July 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Changes from December 2002 through April 30, 2005
     Between January 29, 2005 and April 30, 2005, we have taken a number of steps to strengthen our disclosure controls and procedures and internal control over financial reporting. These remedial measures include personnel and procedural changes to improve the stock option granting and employee change in status processes. Specifically, we have implemented the following additional internal control improvements:
1.	Improvements in Disclosure Controls and Internal Control over Financial Reporting:
•	We improved the documentation of our significant accounting policies, which are reviewed with our Audit Committee.

•	Improvements have been made to the Audit Committee charter and committee functions. The Audit Committee charter was expanded to include in its scope the responsibility to review and approve all new or changes to, significant accounting policies and positions. In addition, we expanded both the number of Audit Committee meetings from four to eight standing meetings, and the duration of those meetings. This allows a more in-depth review of complex accounting issues.

•	We formed a Disclosure Committee composed of representatives from our accounting, legal and investor relations departments, and our financial management, the minutes of which are reviewed with the Audit Committee.
2.	Improvements in stock option granting process and related Internal Controls:
•	We implemented cross functional teams composed of members of our legal, accounting and human resources departments to develop improvements in the stock option granting process.

•	We formalized guidelines relating to the size and vesting schedule of stock option grants for all new employee and on-going employee grants.

•	We improved the documentation of the actions of the Compensation Committee and grant subcommittee regarding stock option granting.

•	We made personnel changes in areas associated with the stock option granting process to increase the levels of experience of the personnel involved.

•	We increased the frequency of stock option grants, moving to grants on a two to three week routine cycle, and significantly reduced the processing time between grant dates and the delivery of option paperwork to employees.

•	Increased the Compensation Committee of the Board of Directors to three independent members.

•	The Compensation Committee refined and limited delegation of authority to a subcommittee to grant stock options.

•	Documented into a formal written policy our stock option granting process.

•	Created a pre-determined schedule for employee stock option grants, including enhancements with respect to the grant routine cycle.

•	Adopted a policy not to grant executive officers options when trading is restricted for executives under the Company’s Insider Trading Policy.
3.	Improvements in Internal Controls over the employee change in status process:
•	Improved the documentation and revised the approval process for initial, or changes to, policies associated with change in employee status, including leaves of absence.

•	Established cross-functional teams comprised of members of our accounting, information technology and human resource departments to develop improvements in the employee change of status systems and processes.

•	Performed additional training for personnel in areas associated with the employee change in status process to increase competency levels of the personnel involved.
Changes from April 30, 2005 to July 30, 2005
     Between April 30, 2005 and July 30, 2005, we have taken additional measures to further strengthen our disclosure controls and procedures and internal control over financing reporting to improve the stock option granting and employee change in status processes. Specifically, we implemented the following additional internal control improvements:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes employee stock repurchase activity for the three months ended July 30, 2005 (shares in thousands):

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price Paid	Part of Publicly	Purchased Under the
	Shares Purchased (1)	Per Share	Announced Program	Program (2)
May 1, 2005 – May 28, 2005	8	$3.97	—	$92,950

May 29, 2005 – June 25, 2005	11	$4.03	—	$92,950

June 26, 2005 – July 30, 2005	—	—	—	$92,950
				[a] [a]

Total	19	$4.01	—	$92,950

(1)	The total number of shares repurchased include those shares of Brocade common stock that employees deliver back to Brocade to satisfy tax-withholding obligations at the settlement of restricted stock exercises, and upon the termination of an employee, the forfeiture of either restricted shares or unvested common stock as a result of early exercises. As of July 30, 2005, approximately 39,000 shares are subject to repurchase by Brocade.

(2)	In August 2004, our board of directors approved a share repurchase program for up to $100.0 million of our common stock. The purchases may be made, from time to time, in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of July 30, 2005, we have purchased 1,150,000 shares at an average price of $6.13 per share, and under this program $92.9 million remains available for future repurchases.
Item 6. Exhibits

Exhibit
Number	Description of Document
10.1 *	Therion Software Corporation 2004 Stock Plan
10.2	Fourth Amendment to Credit Agreement between Comerica Bank-California and Brocade dated July 27, 2005
10.3 +	Amendment #21 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated June 28, 2005
10.4 +	Amendment #13 dated July 12, 2005 to EMC Purchase Agreement between Brocade and EMC
10.5 *	Form of Change of Control Retention Agreement between the Company and Ian Whiting dated May 1, 2005
10.6 *	Amended and Restated 1999 Stock Plan and related forms of agreements
10.7 *	Amended and Restated Employee Stock Purchase Plan and related forms of agreements
10.8 *	Amended and Restated 1999 Nonstatutory Stock Option Plan and related forms of agreements
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROCADE COMMUNICATIONS SYSTEMS, INC.
Date: November 14, 2005	By:	/s/ ANTONIO CANOVA
Antonio Canova
Vice President, Administration and Chief Financial Officer

Exhibit Index

Exhibit
Number	Description of Document
10.1 *	Therion Software Corporation 2004 Stock Plan
10.2	Fourth Amendment to Credit Agreement between Comerica Bank-California and Brocade dated July 27, 2005
10.3 +	Amendment #21 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated June 28, 2005
10.4 +	Amendment #13 dated July 12, 2005 to EMC Purchase Agreement between Brocade and EMC
10.5 *	Form of Change of Control Retention Agreement between the Company and Ian Whiting dated May 1, 2005
10.6 *	Amended and Restated 1999 Stock Plan and related forms of agreements
10.7 *	Amended and Restated Employee Stock Purchase Plan and related forms of agreements
10.8 *	Amended and Restated 1999 Nonstatutory Stock Option Plan and related forms of agreements
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.