Form 10-K
period 2005-10-29
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2006-01-19
CIK 1009626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended October 29, 2005
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
Common Stock, $0.001 par value
Preferred Stock Purchase Rights

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicated by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,160,326,000 as of April 30, 2005 based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant’s Common Stock on December 24, 2005, was 273,027,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K.

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

Brocade Communications Systems, Inc. (“Brocade” or the “Company”) designs, develops, markets, sells, and supports data storage networking and application infrastructure management solutions, offering a line of storage networking products, software and services that enable companies to implement highly available, scalable, manageable, and secure environments for data storage applications. The Brocade SilkWorm family of storage area networking (“SAN”) switches is designed to help companies reduce the cost and complexity of managing business information within a data storage environment, ensure high availability of mission critical applications and serve as a platform for corporate data backup and disaster recovery. The Brocade Tapestry family of application infrastructure solutions addresses a range of additional IT challenges within the data center, both within and around the SAN, through software and systems that complement and utilize a shared storage environment. Brocade products are installed around the world at companies, institutions, and other entities ranging from large enterprises to small and medium size businesses. Brocade products and services are marketed, sold, and supported worldwide to end-user customers through distribution partners, including original equipment manufacturers (“OEMs”), value-added distributors, systems integrators, and value-added resellers.

We were incorporated in California on August 24, 1995 and re-incorporated in Delaware on May 14, 1999. Our mailing address and executive offices are located at 1745 Technology Drive, San Jose, California 95110. Our telephone number is (408) 333-8000. Our corporate website is www.brocade.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website when such reports are available on the U.S. Securities and Exchange Commission (“SEC”) website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Products and Services

We offer a line of storage networking products and services and a SAN management operating system that enables companies to network application servers with storage devices through a SAN. Our products and services are designed to help companies reduce the cost and complexity of managing business information within a data storage environment while enabling high levels of availability of mission critical business applications. In addition, our products assist companies in the development and delivery of disaster recovery programs, and in meeting compliance issues regarding data management. Our products are generally used in conjunction with application servers and storage subsystems, SAN interconnection components such as host bus adapters, and storage management software applications and tools. By networking servers and storage, companies can more easily share and consolidate server and storage resources; centralize and simplify data management; scale and provision storage resources more effectively, and improve application efficiency, performance and availability. As a result, companies are able to better utilize information technology (“IT”) assets, improve productivity of IT personnel, reduce capital and operational expenditures, and more reliably and securely store, manage, and administer business information.

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

Since our inception, we have been a pioneer and innovator in developing the market for SAN-based solutions, and have grown to be a market leader in storage networking infrastructure. We believe that the future evolution of the storage networking market will be led by the providers of products and services that simplify the management of heterogeneous storage environments and maximize end-users’ IT investments on an ongoing basis. We also believe that storage networking infrastructure will evolve to provide increased capabilities that enable new types of storage management applications that simplify storage management, increase operational efficiencies, and reduce operating expense. As a result, many of our initiatives and investments are aimed at expanding the capabilities enabled by SANs, increasing end-to-end interoperability, protecting end-user investments in existing and new IT resources, and making it easier for our OEM and application partners to deliver products that manage heterogeneous storage environments.

Storage Networking Switches

Our SilkWorm family of fabric switches, predominantly based on the Fibre Channel protocol, are devices that provide bandwidth and high-speed routing of data. They range from low cost entry-level 8-port switches to 256-port enterprise-class director switches and are available in different form-factors, including fixed-port services, modular chassis, and embedded blades. Our SilkWorm Directors are highly reliable solutions for deploying enterprise-class SANs in mission-critical environments. All SilkWorm products support key applications such as data backup, remote mirroring, and high-availability clustering as well as high-volume transaction processing applications such as ERP and data warehousing. These products have been designed to meet the storage networking needs of end-users in environments ranging from small and medium-size businesses to large enterprises with SAN fabrics that scale to thousands of ports, spread across multiple locations around the world. Our SilkWorm family of switches share a set of advanced fabric services that enable key SAN management functionality that we believe is valuable to customers and unique to Brocade.

SAN Management Operating System

Brocade Fabric Operating System (“Fabric OS”) is the operating system that provides the core infrastructure for deploying SANs. As the foundation for our family of SilkWorm switches, Fabric OS helps ensure the reliable and high-performance data transport that is critical for scalable SAN fabrics interconnecting multiple servers and storage devices. Our SAN management operating system also includes a common set of optional advanced fabric services that build upon the foundation of Fabric OS and help improve performance, availability, scalability, and the overall functionality of the network. These fabric services include the ability to proactively monitor the health and performance of the SAN, the ability to aggregate bandwidth between fabric switches to deliver higher performance for storage applications, and the ability to securely control data access in multi-vendor SAN environments. In addition, we offer management tools that enable end-users to manage and administer their SANs. We believe that our Fabric OS provides us with an advantage in the storage networking market, enabling differentiation and increasing optional licensable features and services.

Intelligent Fabric Application Platforms

We believe that some of the next generation storage management applications will be fabric-based, rather than server or storage array-based. In general, this means that elements of certain storage related applications will reside in the network of Storage Area Network switches, commonly referred to as the “fabric”, rather than in the server or storage array. We believe this will allow for increased centralization of storage management functions and higher performance of storage related applications. We also believe that these fabric-based applications, such as fabric-based routing services, storage volume management, data replication, and data migration, will accelerate the migration of intelligence into the SAN fabric and minimize operational cost and complexity for the end-user. The SilkWorm Fabric Application Platform (“SilkWorm Fabric AP”) is an intelligent switching platform designed to host SAN fabric-based storage management applications while integrating with existing Brocade SAN infrastructures. As a result, we believe this platform can provide a highly scalable solution for managing server and storage environments much more efficiently. Brocade is working closely with its OEM partners to create new fabric-based applications and migrate existing storage management applications to the SilkWorm Fabric AP.

Tapestry Application Infrastructure Solutions

In fiscal year 2005, we began introducing certain Tapestry application infrastructure solutions. Brocade Tapestry solutions are comprised of software and/or systems that are typically connected to a customer’s shared storage environment to provide new capabilities for the customer that extends and complement the SAN connectivity and management of our SilkWorm switches. Tapestry Wide Area File Services (“WAFS”) allows organizations to better centrally manage file-based data by allowing fast and easy sharing of file-based data from a central headquarters site to remote branch offices. This solution alleviates the need for branch offices to maintain file-based data, perform data backups and other data management functions, and allows a company to better meet data consistency and compliance issues by maintaining a single, secure version of a file at the central site. Tapestry Application Resource Manager (“ARM”) provides the ability for customers to rapidly and flexibly provision their application servers with server operating systems (such as Microsoft Windows or Linux), applications, important software drivers, and application data that resides in a storage network. We believe that this capability saves staff and operational time, provides for more flexible use of servers, and allows companies to better manage and track their software usage. Tapestry Data Migration Manager (“DMM”) is a system that provides a fast and predictable way to migrate data across heterogeneous storage devices that are connected to a SAN. Brocade plans to continue to develop and deliver Tapestry solutions that utilize and extend the capabilities of shared storage to meet evolving data center and IT challenges.

Brocade Services

Brocade also offers a range of professional services to facilitate customer projects, to assist customers in the design, implementation, and operation of their SAN, and to provide extended customer support. These services address a number of customer risk factors that must be managed during the life cycle of a SAN, and are valued because they bring valuable experience and expertise to a customer challenge or solution. Brocade services may be delivered directly to end-user customers, or via partners as a component of a broader service and support offering.

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

Industry Standards Development

Since our inception, we have been a major contributor to the evolution of industry standards ranging from Fibre Channel communication technology to SAN interoperability to storage and SAN management. We contribute to related industry standards committees, and have authored or co-authored the majority of the Fibre Channel protocol standards in existence today.

Storage Networking Environment Interoperability

As SANs have increased in size and comprise more and different types of server, storage, and interconnection devices, the need for interoperability among those devices has similarly increased. We have invested a significant amount of resources for purposes of providing interoperability among Brocade solutions and the servers, storage, and storage management applications that run in the Brocade environment, as well as in driving standards for interoperability among SAN interconnection devices. We also certify Brocade solutions in operational storage environments through our own testing programs, our partners’ testing and qualification initiatives, and through certification programs for third party products, such as the Brocade Fabric Aware program, which we offer as a resource to our application and technology partners. Through our testing initiatives, we also certify interoperability configurations of common customer environments, such as remote data backup in a multi-vendor server and storage environment.

Application Interoperability

An important aspect of managing storage environments is the management software used to administer, manage, and provision storage resources and data. Our products offer advanced fabric services that allow third-party developers of storage software applications to gain additional functionality and simplify the development of their applications.

Education and Technical Certification Services

Our education and training organization delivers high-quality, technical education and training on Brocade technology that encompasses design, implementation, and management solutions to our partners and their customers. Brocade curriculum is delivered worldwide using diverse methodologies, which include instructor led classes and a robust online web based training portfolio as well as a “live” virtual classroom capability. Brocade Education Services trains over 14,000 IT professionals annually in this way. The Brocade SAN Certification Program offers certification on Brocade SANs for IT professionals who have completed certain tests administered by an independent testing organization. This certification program is designed to measure the knowledge and proficiency of IT professionals in SAN solutions and technologies, and to help ensure that our customers receive superior customer service and support. Over 5,500 IT professionals are now certified on Brocade solutions. Our education and training services are made available through our own education facilities and through our worldwide training provider network.

Distribution Model

Our products are marketed, sold, and supported worldwide primarily through a wide range of distribution partners, including OEM partners, value-added distributors, and reseller partners, including systems integrators.

•	Our OEM partners are leading storage systems and subsystems providers who offer our products under their own private label or as Brocade branded solutions. Sales of SilkWorm products through OEM partners comprise the majority of our business.

•	Other distribution partners include Brocade-authorized value added distributors, systems integrators, and value-added resellers. These partners are authorized by us to market, sell, and support our products and services. Some of these partners also sell training and other value-added services.

We have OEM or distribution agreements with the majority of the companies that sell the world’s storage systems and subsystems. In addition, we employ a worldwide overlay sales force to assist our distribution partners in marketing Brocade SAN solutions, assessing SAN requirements and designing, implementing, and maintaining Brocade-based SANs.

Customers

Our major OEM customers for the fiscal year ended October 29, 2005 included Dell Computer Corporation, EMC Corporation (“EMC”), Fujitsu Siemens, Hitachi Data Systems, Inc., Hewlett-Packard Company (“HP”), IBM Corporation (“IBM”), Network Appliance, Inc., Siemens AG, Sun Microsystems, Inc., and Unisys Corporation. Our primary non-OEM customers for the fiscal year ended October 29, 2005 included Bell Microproducts, GE Access Distribution, Tokyo Electron Limited, and XIOTech.

For the years ended October 29, 2005, October 30, 2004, and October 25, 2003, EMC, HP, and IBM each represented greater than ten percent of our total revenues for combined totals of 71 percent, 70 percent, and 67 percent of our total revenues, respectively. The level of sales to any OEM customer may vary from quarter to quarter, and we expect that significant customer concentration will continue for the foreseeable future. The loss of, or a decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers could have a material adverse impact on our financial condition or results of operations. In addition, because the majority of our sales are derived from a small number of OEM partners, when they experience seasonality, we experience similar seasonality. However, because all of our OEM partners do not have the same fiscal calendar, the amount of seasonality we experience is mitigated.

Geographic Information

Historically, domestic revenues have been between 60 percent and 75 percent of total revenues. For the year ended October 29, 2005, domestic and international revenues were approximately 63 percent and 37 percent of our total revenues, respectively. For the year ended October 30, 2004, domestic and international revenues were approximately 65 percent and 35 percent of our total revenues, respectively, and for the year ended October 25, 2003, domestic and international revenues were approximately 67 percent and 33 percent of our total revenues, respectively. Revenues are attributed to geographic areas based on the location of the customer to which our products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. For the years ended October 29, 2005 and October 30, 2004, international revenues increased primarily as a result of faster growth in the Asia Pacific region. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM customers.

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

On May 3, 2005, we completed our acquisition of Therion Software Corporation (“Therion”), a privately held developer of software management solutions for the automated provisioning of servers over a storage network based in Redmond, Washington. As of the acquisition date we owned approximately 13% of Therion’s equity interest through investments totaling $1.0 million. Therion was a development stage company with no recognized revenue and a core technology that had not yet reached technological feasibility. Accordingly, the acquisition of Therion was accounted for as an asset purchase.

On May 3, 2005 we announced a strategic relationship to deliver Wide Area File Services (“WAFS”) to enterprise customers on Microsoft’s Windows Server 2003 platform with Tacit Networks, Inc. (“Tacit”), a leader in enterprise-wide remote office IT solutions. We have added Tacit’s WAFS solution to our Tapestry product portfolio. Under agreements entered into in connection with our investment, we will market the solution to our partners and customers worldwide, and will partner with Tacit in customer support and on product development programs.

As of October 29, 2005 and October 30, 2004, the carrying value of our investments in non-publicly traded companies was $3.8 million and $0.5 million, respectively.

Research and Development

The industry in which we compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new product introductions. As a result, our success depends, in part, on our ability to continue to enhance our existing solutions and to develop and introduce new solutions that improve performance and reduce the total cost of ownership in the storage environment. We have invested significantly in product research and development. We continue to enhance and extend our products, and increase the speed, performance, and port-density of our switching platform. We also continue to expand the value-added services of our intelligent platform to enable more functionality for end customers, OEM partners, and application partners and to further simplify storage management.

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

For the years ended October 29, 2005, October 30, 2004, and October 25, 2003, our research and development expenses totaled $130.9 million, $142.0 million, and $145.9 million, respectively. All expenditures for research and development costs have been expensed as incurred. In fiscal 2006, we expect to increase our level of investment, in absolute dollars, in research and development.

Competition

The current and potential market for SAN solutions and technologies is competitive and subject to rapid technological change. Major storage systems and server providers are continually introducing new SAN-oriented solutions and products, and enhancing existing SAN-oriented solutions and products. We believe our primary competition is from providers of SAN switching products for interconnecting servers and storage, including Cisco Systems Inc. (“Cisco”), QLogic Corporation (“Qlogic”), and McDATA Corporation (“McDATA”).

As the SAN market evolves, additional technologies may become available for interconnecting servers and storage. To the extent that these products provide the ability to network servers and storage and support high-performance, block-data storage applications, they may compete with our current and future products. Competitive products include, but are not limited to, non-Fibre Channel based emerging products based on Gigabit Ethernet, 10 Gigabit Ethernet and InfiniBand. In addition, networking companies, manufacturers of networking equipment, or other companies may develop competitive products. Our OEM partners or other partners could also develop and introduce products that compete with our product offerings. We believe the competitive factors in this market include product performance and features, product reliability, price, size and extent of installed base, ability to meet delivery schedules, customer service, technical support, and distribution channels.

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

Manufacturing

We use a third-party contract manufacturer, Hon Hai Precision Industry Co., Ltd. (“Foxconn”), to manufacture our products. Foxconn invoices us based on prices and payment terms mutually agreed upon and set forth in purchase orders we issue to them. Although the purchase orders we place with our contract manufacturers are cancelable, we could be required to purchase all unused material not cancelable, returnable or usable by other customers.

We use Foxconn for final turnkey product assembly, but we also maintain key component selection and qualification expertise internally. We design and develop the key components of our products, including application-specific integrated circuits (“ASICs”) and operating system and other software, as well as certain details in the fabrication and enclosure of our products. In addition, we determine the components that are incorporated into our products and we select appropriate suppliers of those components.

Although we use standard parts and components for our products where possible, our contract manufacturer, Foxconn, currently purchases, on our behalf, several key components used in the manufacture of our products from single and limited supplier sources. Our principal single source components are ASICs. Our principal limited source components include microprocessors, certain connectors, certain logic chips, power supplies, and programmable logic devices. In addition, we license certain software from third parties that is incorporated into our Fabric Operating System and other software. If we are unable to buy or license these components on a timely basis, we may not be able to deliver our products to customers in a timely manner. We use rolling forecasts based on anticipated product orders to determine component requirements. If we overestimate component requirements, we may have excess inventory, which would increase our costs. If we underestimate component requirements, we may have inadequate inventory, which could interrupt the manufacturing process and result in lost or deferred revenue. In addition, lead times for components vary significantly and depend on factors such as the specific supplier, contract terms, and demand for a component at a given time. We also may experience shortages of certain components from time to time, which also could delay the manufacturing and sales processes.

We are also subject to various environmental and other regulations governing product safety, materials usage, packaging and other environmental impacts in the various countries where our products are sold. For example, many of our products are subject to laws and regulations that restrict the use of mercury, hexavalent chromium, cadmium and other substances, and require producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of our products when they have reached the end of their useful life. In Europe, substance restrictions will apply to products sold after July 1, 2006, and one or more of our OEM partners may require compliance with these or more stringent requirements by an earlier date. In addition, recycling, labeling, financing and related requirements have already begun to apply to products we sell in Europe. Where necessary, we are redesigning our products to ensure that they comply with these requirements as well as related requirements imposed by our OEM customers. We are also working with our suppliers to provide us with compliant materials, parts and components. If our products do not comply with the European substance restrictions, we could become subject to fines, civil or criminal sanctions, and contract damage claims. In addition, we could be prohibited from shipping non-compliant products into the European Union, and required to recall and replace any products already shipped, if such products were found to be non-compliant, which would disrupt our ability to ship products and result in reduced revenue, increased obsolete or excess inventories and harm to our business and customer relationships. Our suppliers may also fail to provide us with compliant materials, parts and components, which could impact our ability to timely produce compliant products and may disrupt our business. Various other countries and states in the United States have issued, or are in the process of issuing, other environmental regulations that may impose additional restrictions or obligations and require further changes to our products.

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

We maintain a program to identify and obtain patent protection for our inventions. As of December 31, 2005, we have been issued eleven patents in the United States that are currently in force and have over 100 patent applications pending in the United States. The normal expiration dates of our issued patents in the United States range from 2012 to 2023. It is possible that we will not receive patents for every application we file. Furthermore, our issued patents may not adequately protect our technology from infringement or prevent others from claiming that our products infringe the patents of those third parties. Our failure to protect our intellectual property could materially harm our business. In addition, our competitors may independently develop similar or superior technology, duplicate our products, or design around our patents. It is possible that litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could materially harm our business.

Some of our products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe that such licenses generally could be obtained on commercially reasonable terms. However, failure to obtain such licenses on commercially reasonable terms could materially harm our business.

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

Employees

As of October 29, 2005, we had 1,160 employees. We have not experienced any work stoppages and consider our relations with employees to be good. Employees are currently located in our United States headquarters in San Jose, California; our European headquarters in Geneva, Switzerland; our Asia Pacific headquarters in Singapore; and offices throughout North America, Europe, and Asia Pacific. Competition for technical personnel in the computing industry continues to be significant. We believe that our success depends in part on our ability to hire, assimilate, and retain qualified personnel. We cannot assure you that we will continue to be successful at hiring, assimilating, and retaining employees in the future.

Certain Financial Information

Financial information relating to foreign and domestic sales and operations for the three years ended October 29, 2005, October 30, 2004, and October 25, 2003, is set forth in Note 12, “Segment Information,” of the Notes to Consolidated Financial Statements attached hereto. Financial information relating to revenues, income and total assets for the three years ended October 29, 2005, October 30, 2004, and October 25, 2003, can be found in Item 6 “Selected Financial Data” and also in our Consolidated Financial Statements attached hereto.

Brocade, the Brocade B weave logo, Fabric OS, Secure Fabric OS, and SilkWorm are registered trademarks and Tapestry is a trademark of Brocade Communications Systems, Inc., in the United States and in other countries. All other brands, products, or service names are or may be trademarks or service marks of, and are used to identify, products or services of their respective owners.

Item 1A.  Risk Factors

Our future revenue growth depends on our ability to introduce new products and services on a timely basis and achieve market acceptance of these new products and services.

The market for SANs is characterized by rapidly changing technology and accelerating product introduction cycles. Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and supplying high-quality, cost-effective products, product enhancements and services on a timely basis, and by keeping pace with technological developments and emerging industry standards. This risk will become more pronounced as the SAN market becomes more competitive and subject to increased demand for new and improved technologies.

We have recently introduced a significant number of new products, primarily in our SilkWorm product family, which accounts for a substantial portion of our revenues. For example, during fiscal year 2005 we introduced the SilkWorm 48000 Director, the SilkWorm 200E entry level fabric switch, four new switch modules for bladed server solutions, and a new release of Fabric Manager software. We also launched two new software products, the Tapestry Application Resource Manager solution and the Tapestry Wide Area File Services solution, as well as new service and support offerings. In addition, we recently announced our new Tapestry Data Migration Manager solution. As of December 31, 2005, two of our three Tapestry offerings, Tapestry Application Resource Manager and Tapestry Data Migration Manager were still in the evaluation stage at various customers and only our Tapestry Wide Area File Services solution was generally available and shipping for revenue. We have also begun investing in new service offerings. We must achieve widespread market acceptance of our new products and service offerings in order to realize the benefits of our investments. The rate of market adoption is also critical. The success of our product and service offerings depend on numerous factors, including our ability:

•	to properly define the new products and services;

•	to timely develop and introduce the new products and services;

•	to differentiate our new products and services from our competitors’ offerings; and

•	to address the complexities of interoperability of our products with our OEM partners’ server and storage products and our competitors’ products.

Some factors impacting market acceptance are also outside of our control, including the availability and price of competing products, technologies; product qualification requirements by our OEM partners, which can cause delays in the market acceptance; and the ability of our OEM partners to successfully distribute, support and provide training for our products. If we are not able to successfully develop and market new and enhanced products and services, our business and results of operations will be harmed.

We are currently diversifying our product and service offerings to include software applications and support services, and our operating results will suffer if these initiatives are not successful.

Starting in the second half of fiscal year 2004, we began making a series of investments in the development and acquisition of new technologies and services, including new switch modules for bladed server solutions, new hardware and software solutions for information technology infrastructure management and new service and support offerings. Some of these offerings are focused on new markets that are adjacent or parallel to our traditional market. Our strategy is to derive competitive advantage and drive incremental revenue growth through such investments. However, we cannot be certain that our new strategic offerings will achieve market acceptance, or that we will benefit fully from the substantial investments we have made and plan to continue to make in them. In addition, these investments have caused, and will likely continue to result in, higher operating expenses and if they are not successful, our operating income and operating margin will deteriorate.

For instance, we have hired a number of additional employees, and plan to continue to add additional personnel and resources, to further develop and market software applications, including three recently introduced solutions, a Tapestry Application Resource Manager solution, a Tapestry Data Migration Manager solution and a Tapestry Wide Area File Services solution, and our service offerings. In addition, our acquisition of Therion Software Corporation and our investment in a strategic partnership contributed to the software applications associated with these solutions. In addition, because some of these offerings may be different from the areas that we have historically focused on, we may face a number of additional challenges, such as:

•	successfully identifying market opportunities;

•	developing new customer relationships;

•	expanding our relationship with our existing OEM partners and end-users;

•	managing different sales cycles;

•	hiring qualified personnel on a timely basis;

•	establishing effective distribution channels and alternative routes to market; and

•	estimating the level of customer acceptance and rate of market adoption.

These new product and service offerings also may contain some features that are currently offered by our OEM partners, which could cause conflicts with partners on whom we rely to bring our current products to customers and thus negatively impact our relationship with such partners. In addition, if we are unable to successfully integrate new offerings that we develop, license or otherwise acquire into our existing base of products and services, our business and results of operations may be harmed.

We are also investing in an expanded service initiative, which may be costly and may not gain market acceptance. For instance, we recently announced the availability of new professional services designed to assist customers in designing, installing, operating and supporting shared storage infrastructures. Traditionally, we have relied on our OEM partners and third parties to provide such support for end-users of our products and services, and we cannot be sure that this change in our business model will result in anticipated revenues. For instance, staffing support centers involves cost and revenue structures that are different from those used in selling hardware and licensing software. We also intend to significantly increase headcount to provide these services and staff support centers. Revenue will be dependent on our ability to utilize service providers, and if we do not effectively manage costs relative to revenue, our services initiative will not be successful. In addition, bringing the service initiative to market may be competitive with our OEM partners and other distribution channel partners.

Increased market competition may lead to reduced sales, margins, profits and market share.

The SAN market is becoming increasingly more competitive as new products, services and technologies are introduced by existing competitors and as new competitors enter the market. Increased competition in the past has resulted in greater pricing pressure, and reduced sales, margins, profits and market share. Moreover, new competitive products could be based on existing technologies or new technologies that may or may not be compatible with our SAN technology. Competitive products include, but are not limited to, non-Fibre Channel based emerging products utilizing Gigabit Ethernet, 10 Gigabit Ethernet, InfiniBand, and iSCSI (Internet Small Computer System Interface).

Currently, we believe that we principally face competition from providers of Fibre Channel switching products for interconnecting servers and storage. These competitors include Cisco Systems, McDATA Corporation (which completed its acquisition of Computer Network Technology Corporation (“CNT”) on June 1, 2005) and QLogic Corporation. In addition, our OEM partners, who also have relationships with some of our current competitors, could become new competitors by developing and introducing products competitive with our product offerings, choosing to sell our competitors’ products instead of our products, or offering preferred pricing or promotions on our competitors’ products. Competitive pressure will likely intensify as our industry experiences further consolidation in connection with acquisitions by us, our competitors and our OEM partners.

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

We incurred a net loss of $7.2 million in the third quarter of fiscal year 2005 and were not profitable for the full fiscal years 2004 or 2003, and we may not be profitable in the future. We make our investment decisions and plan our operating expenses based in part on future revenue projections. However, our ability to accurately forecast quarterly and annual revenues is limited, as discussed below in “Our quarterly and annual revenues and operating results may fluctuate in future periods due to a number of factors, which could adversely affect the trading price of our stock.” In addition, we are diversifying our product and service offerings and expanding into other markets that we have not historically focused on, including new and emerging markets. As a result, we face greater challenges accurately predicting our revenue and margins with respect to these other markets. Developing new offerings will also require significant, upfront, incremental investments that may not result in revenue for an extended period of time, if at all. Particularly as we seek to diversify our product and service offerings, we expect to incur significant costs and expenses for product development, sales, marketing and customer services, most of which are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, in the short-term, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If our projected revenues and margins do not materialize, our future profitability could be adversely affected.

The prices of our products have declined in the past, and we expect the price of our products to continue to decline, which could reduce our revenues, gross margins and profitability.

The average selling price per port for our products has declined in the past, and we expect it to continue to decline in the future as a result of changes in product mix, competitive pricing pressure, increased sales discounts, new product introductions by us or our competitors, the entrance of new competitors or other factors. For example, since the second half of fiscal year 2004, we have introduced and began shipping a number of new products that expand and extend the breadth of our product offerings. Several of these new products have lower per unit revenues, gross margin, and profitability characteristics than our traditional products. If we are unable to offset any negative impact that changes in product mix, competitive pricing pressures, increased sales discounts, enhanced marketing programs, new product introductions by us or our competitors, or other factors may have on us by increasing the number of ports shipped or reducing product manufacturing cost, our total revenues and gross margins will decline.

In addition, to maintain our gross margins we must maintain or increase the number of ports shipped, develop and introduce new products and product enhancements, and continue to reduce the manufacturing cost of our products. While we have successfully reduced the cost of manufacturing our products in the past, we may not be able to continue to reduce cost of production at historical rates. Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, we could incur losses, our operating results and gross margins could be below our expectations and the expectations of investors and stock market analysts, and our stock price could be negatively affected.

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

For example, we recently introduced 4 Gigabit per second (“Gbit”) technology solutions that replace many of our 2 Gbit products. During the third quarter of fiscal year 2005, our net revenue was $122.3 million, down 16 percent from $144.8 million reported in the second quarter of fiscal year 2005 and 19 percent from $150.0 million reported in the third quarter of fiscal year 2004. We believe that the transition from 2 Gbit products to 4 Gbit products was a significant factor contributing to the drop in our revenue in the third quarter of fiscal year 2005. We also recorded a $3.4 million and $1.8 million write-down during the third and fourth quarters of fiscal year 2005, respectively, for excess and obsolete inventory due largely to the faster than expected product transition.

We depend on OEM partners for a majority of our revenues, and the loss of any of these OEM partners or a decrease in their purchases could significantly reduce our revenues and negatively affect our financial results.

We depend on recurring purchases from a limited number of large OEM partners for the majority of our revenue. As a result, these large OEM partners have a significant influence on our quarterly and annual financial results. Our agreements with our OEM partners are typically cancelable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. For the year ended October 29, 2005, three customers each represented ten percent or more of our total revenues for a combined total of 71 percent. We anticipate that our revenues and operating results will continue to depend on sales to a relatively small number of customers. The loss of any one significant customer, or a decrease in the level of sales to any one significant customer, or unsuccessful quarterly negotiation on key terms, conditions or timing of purchase orders placed during a quarter, could seriously harm our business and financial results.

In addition, some of our OEM partners purchase our products for their inventories in anticipation of customer demand. These OEM partners make decisions to purchase inventory based on a variety of factors, including their product qualification cycles and their expectations of end customer demand, which may be affected by seasonality and their internal supply management objectives. Others require that we maintain inventories of our products in hubs adjacent to their manufacturing facilities and purchase our products only as necessary to fulfill immediate customer demand. If more of our OEM partners transition to a hub model, form partnerships, alliances or agreements with other companies that divert business away from us; or otherwise change their business practices, their ordering patterns may become less predictable. Consequently, changes in ordering patterns may affect both the timing and volatility of our reported revenues. The timing of sales to our OEM partners, and consequently the timing and volatility of our reported revenues, may be further affected by the product introduction schedules of our OEM partners. We also may be exposed to higher risks of obsolete or excess inventories. For example, during the third and fourth quarters of fiscal year 2005, we recorded write-downs for excess and obsolete inventory of $3.4 million and $1.8 million, respectively, due to the faster than expected transition from our 2 Gbit products to our 4 Gbit products.

Our OEM partners evaluate and qualify our products for a limited time period before they begin to market and sell them. Assisting these distribution partners through the evaluation process requires significant sales, marketing and engineering management efforts on our part, particularly if our products are being qualified with multiple distribution partners at the same time. In addition, once our products have been qualified, our customer agreements have no minimum purchase commitments. We may not be able to effectively maintain or expand our distribution channels, manage distribution relationships successfully, or market our products through distribution partners. We must continually assess, anticipate and respond to the needs of our distribution partners and their customers, and ensure that our products integrate with their solutions. Our failure to successfully manage our distribution relationships or the failure of our distribution partners to sell our products could reduce our revenues significantly. In addition, our ability to respond to the needs of our distribution partners in the future may depend on third parties producing complementary products and applications for our products. If we fail to respond successfully to the needs of these groups, our business and financial results could be harmed.

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

Our quarterly and annual revenues and operating results may vary significantly in the future due to a number of factors, any of which may cause our stock price to fluctuate. Factors that may affect the predictability of our annual and quarterly results include, but are not limited to, the following:

•	announcements, introductions, and transitions of new products by us and our competitors or our OEM partners;

•	the timing of customer orders, product qualifications, and product introductions of our OEM partners;

•	seasonal fluctuations;

•	changes, disruptions or downturns in general economic conditions, particularly in the information technology industry;

•	declines in average selling price per port for our products as a result of competitive pricing pressures or new product introductions by us or our competitors;

•	the emergence of new competitors in the SAN market;

•	deferrals of customer orders in anticipation of new products, services, or product enhancements introduced by us or our competitors;

•	our ability to timely produce products that comply with new environmental restrictions or related requirements of our OEM customers;

•	our ability to obtain sufficient supplies of sole- or limited-sourced components, including application-specific integrated circuits (or ASICs), microprocessors, certain connectors, certain logic chips, and programmable logic devices;

•	increases in prices of components used in the manufacture of our products;

•	our ability to attain and maintain production volumes and quality levels;

•	variations in the mix of our products sold and the mix of distribution channels through which they are sold;

•	pending or threatened litigation;

•	stock-based compensation expense that is affected by our stock price;

•	new legislation and regulatory developments; and

•	other risk factors detailed in this section entitled “Risk Factors.”

Accordingly, the results of any prior periods should not be relied upon as an indication of future performance. We cannot assure you that in some future quarter our revenues or operating results will not be below our projections or the expectations of stock market analysts or investors, which could cause our stock price to decline.

If we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.

Our success depends to a significant degree upon the continued contributions of key management, engineering, sales and other personnel, many of whom would be difficult to replace. We believe our future success will also depend, in large part, upon our ability to attract and retain highly skilled managerial, engineering, sales and other personnel, and on the ability of management to operate effectively, both individually and as a group, in geographically disparate locations. We have experienced difficulty in hiring qualified personnel in areas such as application specific integrated circuits, software, system and test, sales, marketing, service, key management and customer support. In addition, our past reductions in force could potentially make attracting and retaining qualified employees more difficult in the future. Our ability to hire qualified personnel may also be negatively impacted by our recent internal reviews and financial statement restatements, related investigations by the SEC and Department of Justice (“DOJ”), and current level of our stock price. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively affect our ability to sell our products.

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

The loss of our third-party contract manufacturer could significantly impact our ability to produce our products for an indefinite period of time. Qualifying a new contract manufacturer and commencing volume production is a lengthy and expensive process. If we are required to change our contract manufacturer, if we fail to effectively manage our contract manufacturer, or if our contract manufacturer experiences delays, disruptions, capacity constraints, component parts shortages or quality control problems in its manufacturing operations, shipment of our products to our customers could be delayed resulting in loss of revenues and our competitive position and relationship with customers could be harmed.

The failure to accurately forecast demand for our products or the failure to successfully manage the production of our products could negatively affect the supply of key components for our products and our ability to manufacture and sell our products.

We provide product forecasts to our contract manufacturer and place purchase orders with it in advance of the scheduled delivery of products to our customers. Moreover, in preparing sales and demand forecasts, we rely largely on input from our distribution partners. Therefore, if we or our distribution partners are unable to accurately forecast demand, or if we fail to effectively communicate with our distribution partners about end-user demand or other time-sensitive information, sales and demand forecasts may not reflect the most accurate, up-to-date information. If these forecasts are inaccurate, we may be unable to obtain adequate manufacturing capacity from our contract manufacturer to meet customers’ delivery requirements, or we may accumulate excess inventories. Furthermore, we may not be able to identify forecast discrepancies until late in our fiscal quarter. Consequently, we may not be able to make adjustments to our business model. If we are unable to obtain adequate manufacturing capacity from our contract manufacturer, if we accumulate excess inventories, or if we are unable to make necessary adjustments to our business model, revenue may be delayed or even lost to our competitors, and our business and financial results may be harmed. In addition, although the purchase orders placed with our contract manufacturer are cancelable, in certain circumstances we could be required to purchase certain unused material not returnable, usable by, or sold to other customers if we cancel any of our orders. This purchase commitment exposure is particularly high in periods of new product introductions and product transitions. If we are required to purchase unused material from our contract manufacturer, we would incur unanticipated expenses and our business and financial results could be negatively affected.

Our business is subject to cyclical fluctuations and uneven sales patterns.

Many of our OEM partners experience uneven sales patterns in their businesses due to the cyclical nature of information technology spending. For example, some of our partners close a disproportionate percentage of their sales transactions in the last month, weeks and days of each fiscal quarter, and other partners experience spikes in sales during the fourth calendar quarter of each year. Because the majority of our sales are derived from a small number of OEM partners, when they experience seasonality, we experience similar seasonality. For instance, we were exposed to significant seasonality in the second fiscal quarter of fiscal year 2005 in part due to weaker spending in the enterprise product line during the first calendar quarter of 2005. In addition, we have experienced quarters where uneven sales patterns of our OEM partners have resulted in a significant portion of our revenue occurring in the last month of our fiscal quarter. This exposes us to additional inventory risk as we have to order products in anticipation of expected future orders and additional sales risk if we are unable to fulfill unanticipated demand. We are not able to predict the degree to which the seasonality and uneven sales patterns of our OEM partners or other customers will affect our business in the future particularly as we release new products.

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

We use rolling forecasts based on anticipated product orders to determine component requirements. If we overestimate component requirements, we may have excess inventory, which would increase our costs. If we underestimate component requirements, we may have inadequate inventory, which could interrupt the manufacturing process and result in lost or delayed revenue. In addition, lead times for components vary significantly and depend on factors such as the specific supplier, contract terms, and demand for a component at a given time. We also may experience shortages of certain components from time to time, which also could delay the manufacturing and sales processes. If we overestimate or underestimate our component requirements, or if we experience shortages, our business and financial results could be harmed.

We have been named as a party to several class action and derivative action lawsuits arising from our recent internal reviews and related restatements of our financial statements, and we may be named in additional litigation, all of which could require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to a number of lawsuits arising from our recent internal reviews and the related restatements of our financial statements that have been filed, some purportedly on behalf of a class of our stockholders, against us and certain of our executive officers claiming violations of securities laws and others purportedly on behalf of Brocade against certain of our executive officers and board members, and we may become the subject of additional private or government actions. The expense of defending such litigation may be significant. The amount of time to resolve these lawsuits is unpredictable and defending ourselves may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

As a result of our recent internal reviews and related restatements, we are subject to investigation by the SEC and DOJ, which may not be resolved favorably and has required, and may continue to require, a significant amount of management time and attention and accounting and legal resources, which could adversely affect our business, results of operations and cash flows.

The SEC and the DOJ are currently conducting an investigation of the Company. We have been responding to, and continue to respond to, inquiries from the SEC and DOJ. The period of time necessary to resolve the SEC and DOJ investigation is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. If we are subject to an adverse finding resulting from the SEC and DOJ investigation, we could be required to pay damages or penalties or have other remedies imposed upon us. The recent restatements of our financial results, the ongoing SEC and DOJ investigations and any negative outcome that may occur from these investigations could impact our relationships with customers and our ability to generate revenue. In addition, considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future. The SEC and DOJ investigation could adversely affect our business, results of operations, financial position and cash flows.

We may engage in future acquisitions and strategic investments that dilute the ownership percentage of our stockholders and require the use of cash, incur debt or assume contingent liabilities.

As part of our business strategy, we expect to continue to review opportunities to buy or invest in other businesses or technologies that we believe would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. If we buy or invest in other businesses, products or technologies in the future, we could:

•	incur significant unplanned expenses and personnel costs;

•	issue stock, or assume stock option plans that would dilute our current stockholders’ percentage ownership;

•	use cash, which may result in a reduction of our liquidity;

•	incur debt;

•	assume liabilities; and

•	spend resources on unconsummated transactions.

In addition, we are not currently eligible to file short-form registration statements on Form S-3. Although registration statement on other forms are available, it could increase the cost of future acquisitions involving the issuance of stock until such time that we regain eligibility on Form S-3.

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

Our revenues will be affected by changes in domestic and international information technology spending and overall demand for storage area network solutions.

In the past, unfavorable or uncertain economic conditions and reduced global information technology spending rates have adversely affected our operating results. We are unable to predict changes in general economic conditions and when information technology spending rates will be affected. If there are future reductions in either domestic or international information technology spending rates, or if information technology spending rates do not improve, our revenues, operating results and financial condition may be adversely affected.

Even if information technology spending rates increase, we cannot be certain that the market for SAN solutions will be positively impacted. Our storage networking products are sold as part of storage systems and subsystems. As a result, the demand for our storage networking products has historically been affected by changes in storage requirements associated with growth related to new applications and an increase in transaction levels. Although in the past we have experienced historical growth in our business as enterprise-class customers have adopted SAN technology, demand for SAN products in the enterprise-class sector continues to be adversely affected by weak or uncertain economic conditions, and because larger businesses are focusing on using their existing information technology infrastructure more efficiently rather than making new equipment purchases. If information technology spending levels are restricted, and new products improve our customers’ ability to utilize their existing storage infrastructure, the demand for SAN products may decline. If this occurs, our business and financial results will be harmed.

Our business is subject to increasingly complex corporate governance, public disclosure, accounting, and tax requirements that has increased both our costs and the risk of noncompliance.

We are subject to rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC, the Internal Revenue Service and NASDAQ, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We are subject to periodic audits or other reviews by such governmental agencies. For example, in November 2005, we were notified by the Internal Revenue Service that our domestic federal income tax return for the year ended October 25, 2003 was subject to audit. The SEC also periodically reviews our public company filings. Any such examination or review frequently requires management’s time and diversion of internal resources and, in the event of an unfavorable outcome, may result in additional liabilities or adjustments to our historical financial results.

Recent changes in accounting rules, including the expensing of stock options granted to our employees, could have a material impact on our reported business and financial results.

The U.S. generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the PCAOB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results.

We currently record any compensation expense associated with stock option grants to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25. On December 15, 2004, the FASB issued SFAS 123R, Share-Based Payment, which will require us to measure compensation expense for employee stock options using the fair value method beginning the first quarter of fiscal year 2006, which is the quarter ended January 28, 2006. SFAS 123R applies to all outstanding stock options that are not vested at the effective date and grants of new stock options made subsequent to the effective date. As a result of SFAS 123R, we will record higher levels of stock based compensation due to differences between the valuation methods of SFAS 123R and APB 25.

Our future operating expenses may be adversely affected by changes in our stock price.

A portion of our outstanding stock options are subject to variable accounting. Under variable accounting, we are required to remeasure the value of the options, and the corresponding compensation expense, at the end of each reporting period until the option is exercised, cancelled or expires unexercised. As a result, the stock-based compensation expense we recognize in any given period can vary substantially due to changes in the market value of our common stock. Volatility associated with stock price movements has resulted in compensation benefits when our stock price has declined and compensation expense when our stock price has increased. For example, the market value of our common stock at the end of the first, second, third and fourth quarters of fiscal year 2005 were $5.99, $4.35, $4.48 and $3.60 per share, respectively. Accordingly, we recorded compensation benefit in the fourth quarter of fiscal year 2005 of approximately $0.2 million. We are unable to predict the future market value of our common stock and therefore are unable to predict the compensation expense or benefit that we will record in future periods.

International political instability and concerns about other international crises may increase our cost of doing business and disrupt our business.

International political instability may halt or hinder our ability to do business and may increase our costs. Various events, including the occurrence or threat of terrorist attacks, increased national security measures in the United States and other countries, and military action and armed conflicts, can suddenly increase international tensions. Increases in energy prices will also impact our costs and could harm our operating results. In addition, concerns about other international crises, such as the spread of severe acute respiratory syndrome (“SARS”), avian influenza, or bird flu, and West Nile viruses, may have an adverse effect on the world economy and could adversely affect our business operations or the operations of our OEM partners, contract manufacturer and suppliers. This political instability and concerns about other international crises may, for example:

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

A significant portion of our sales occur in international jurisdictions and our contract manufacturer has significant operations in China. We also plan to continue to expand our international operations and sales activities. Expansion of international operations will involve inherent risks that we may not be able to control, including:

•	supporting multiple languages;

•	recruiting sales and technical support personnel with the skills to design, manufacture, sell, and support our products;

•	increased complexity and costs of managing international operations;

•	increased exposure to foreign currency exchange rate fluctuations;

•	commercial laws and business practices that favor local competition;

•	multiple, potentially conflicting, and changing governmental laws, regulations and practices, including differing export, import, tax, labor, anti-bribery and employment laws;

•	longer sales cycles and manufacturing lead times;

•	difficulties in collecting accounts receivable;

•	reduced or limited protection of intellectual property rights;

•	managing a development team in geographically disparate locations, including China and India;

•	more complicated logistics and distribution arrangements; and

•	political and economic instability.

To date, no material amount of our international revenues and costs of revenues have been denominated in foreign currencies. As a result, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. Additionally, a decrease in the value of the United States dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenues may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. We currently do not have hedging program in place to offset our foreign currency risk.

Undetected software or hardware errors could increase our costs, reduce our revenues and delay market acceptance of our products.

Networking products frequently contain undetected software or hardware errors, or “bugs,” when first introduced or as new versions are released. Our products are becoming increasingly complex and, particularly as we continue to expand our product portfolio to include software-centric products, including software licensed from third parties, errors may be found from time to time in our products. Some types of errors also may not be detected until the product is installed in a heavy production or user environment. In addition, our products are often combined with other products, including software, from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of engineering personnel from product development efforts and cause significant customer relations problems. Moreover, the occurrence of hardware and software errors, whether caused by another vendor’s SAN products or ours, could delay market acceptance of our new products.

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

We may be unable to protect our intellectual property, which could negatively affect our ability to compete.

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

Third-parties may bring infringement claims against us, which could be time-consuming and expensive to defend.

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

We are subject to environmental regulations that could have a material adverse effect on our business.

We are subject to various environmental and other regulations governing product safety, materials usage, packaging and other environmental impacts in the various countries where our products are sold. For example, many of our products are subject to laws and regulations that restrict the use of mercury, hexavalent chromium, cadmium and other substances, and require producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of our products when they have reached the end of their useful life. In Europe, substance restrictions will apply to products sold after July 1, 2006, and one or more of our OEM partners may require compliance with these or more stringent requirements by an earlier date. In addition, recycling, labeling, financing and related requirements have already begun to apply to products we sell in Europe. Where necessary, we are redesigning our products to ensure that they comply with these requirements as well as related requirements imposed by our OEM customers. We are also working with our suppliers to provide us with compliant materials, parts and components. If our products do not comply with the European substance restrictions, we could become subject to fines, civil or criminal sanctions, and contract damage claims. In addition, we could be prohibited from shipping non-compliant products into the EU, and required to recall and replace any products already shipped, if such products were found to be non-compliant, which would disrupt our ability to ship products and result in reduced revenue, increased obsolete or excess inventories and harm to our business and customer relationships. Our suppliers may also fail to provide us with compliant materials, parts and components, which could impact our ability to timely produce compliant products and may disrupt our business. Various other countries and states in the United States have issued, or are in the process of issuing, other environmental regulations that may impose additional restrictions or obligations and require further changes to our products.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.	Properties

Our principal administrative, sales and marketing, education, customer support, and research and development facilities are located in approximately 432,000 square feet of office space in San Jose, California. We currently occupy approximately 405,000 square feet of our total office space. Approximately 238,000 square feet of our office space is leased, and the remaining 194,000 is owned by Brocade. The leases on our leased office space will expire in August 2010. In addition to the San Jose facilities, we also lease sales, marketing, and administrative office space in various locations throughout the world.

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

Beginning on or about May 19, 2005, several securities class action complaints were filed against Brocade and certain of its current and former officers. These actions were filed on behalf of purchasers of Brocade’s stock from February 2001 to May 2005. These complaints were filed in the United States District Court for the Northern District of California. On January 12, 2006, the Court appointed a lead plaintiff and lead counsel and ordered that a consolidated complaint be filed by March 3, 2006. The securities class action complaints allege, among other things, violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek unspecified monetary damages and other relief against the defendants. The complaints generally allege that Brocade and the individual defendants made false or misleading public statements regarding Brocade’s business and operations. These lawsuits followed Brocade’s restatement of certain financial results due to stock-based compensation accounting issues.

Beginning on or about May 24, 2005, several derivative actions were also filed against certain of Brocade’s current and former directors and officers. These actions were filed in the United States District Court for the Northern District of California and in the California Superior Court in Santa Clara County. The complaints allege that certain of Brocade’s officers and directors breached their fiduciary duties to Brocade by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. Brocade is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The derivative actions pending in the District Court for the Northern District of California were consolidated and the Court created a Lead Counsel structure. The derivative plaintiffs filed a consolidated complaint on October 7, 2005 and Brocade filed a motion to dismiss that action on October 27, 2005. On January 6, 2006, Brocade’s motion was granted and the consolidated complaint was dismissed with leave to amend. The derivative actions pending in the Superior Court in Santa Clara County were consolidated. The derivative plaintiffs filed a consolidated complaint on September 19, 2005. Brocade filed a motion to stay that action in deference to the substantially identical consolidated derivative action pending in the District Court, and on November 15, 2005, the Court stayed the action.

No amounts have been recorded in the accompanying Consolidated Financial Statements associated with these matters.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

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

According to records of our transfer agent, we had 707 stockholders of record at December 13, 2005 and we believe there are a substantially greater number of beneficial holders. We did not pay dividends in fiscal year 2004 or fiscal year 2005. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. See Note 10, “Stockholders’ Equity,” of the Notes to Consolidated Financial Statements for equity compensation plan information.

The following table summarizes stock repurchase activity for the three months ended October 29, 2005 (in thousands, except per share amounts):

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number		as Part of Publicly	May Yet Be
	of Shares	Average Price	Announced	Purchased Under
	Purchased(1)	Paid per Share	Program	the Program(2)

July 31, 2005 - August 27, 2005	6	$4.04	—	$92,950
August 28, 2005 - September 24, 2005	—	—	—	$92,950
September 25, 2005 - October 29, 2005	—	—	—	$92,950

Total	6	$4.04	—	$92,950

(1)	The total number of shares repurchased include those shares of Brocade common stock that employees deliver back to Brocade to satisfy tax-withholding obligations at the settlement of restricted stock exercises, and upon the termination of an employee, the forfeiture of either restricted shares or unvested common stock as a result of early exercises. As of October 29, 2005, approximately 18,000 shares are subject to repurchase by Brocade.

(2)	In August 2004, our board of directors approved a share repurchase program for up to $100.0 million of our common stock. The purchases may be made, from time to time, in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of October 29, 2005, we have purchased 1.2 million shares at an average price of $6.13 per share, and under this program $92.9 million remains available for future repurchases.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Annual Report on Form 10-K.

The consolidated statement of operations data set forth below for each of the years in the three-year period ended October 29, 2005, the consolidated balance sheet data as of October 29, 2005 and October 30, 2004, are derived from, and qualified by reference to, the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The balance sheet data as of October 25, 2003 is derived from audited financial statements not included herein. The statement of operations data for the years ended October 26, 2002 and October 27, 2001, and the balance sheet data as of October 26, 2002 and October 27, 2001, are derived from unaudited financial statements not included herein.

	Fiscal Year Ended
	October 29,	October 30,	October 25,	October 26,	October 27,
	2005(1)	2004(2)	2003(3)	2002	2001(4)
					Unaudited(5)
	(In thousands, except per share amounts)

Statement of Operations Data:
Net revenues	$574,120	$596,265	$525,277	$562,369	$513,030
Cost of revenues	251,161	268,974	241,163	226,933	115,711

Gross margin	322,959	327,291	284,114	335,436	397,319

Operating expenses (benefits):
Research and development	130,936	141,998	145,896	125,058	(131,704)
Sales and marketing	101,202	102,445	115,075	108,784	(129,138)
General and administrative	25,189	24,593	21,306	7,583	(96,563)
Internal review and SEC investigation costs	14,027	—	—	—	—
Settlement of an acquisition-related claim	—	6,943	—	—	—
Amortization of deferred stock compensation	1,512	537	649	969	1,082
Restructuring costs (reversals)	(670)	8,966	20,828	—	—
In-process research and development	7,784	—	134,898	—	—
Lease termination charge, facilities lease losses and other, net	—	75,591	—	—	49,888

Total operating expenses (benefits)	279,980	361,073	438,652	242,394	(306,435)

Income (loss) from operations	42,979	(33,782)	(154,538)	93,042	703,754
Interest and other income, net	22,656	18,786	18,424	22,668	8,207
Interest expense	(7,693)	(10,677)	(13,339)	(11,427)	—
Gain on repurchases of convertible subordinated debt	2,318	5,613	11,118	—	—
Gain (loss) on investments, net	(5,062)	436	3,638	7,095	(16,092)

Income (loss) before provision for income taxes	55,198	(19,624)	(134,697)	111,378	695,869
Income tax provision	12,077	14,070	11,852	5,343	9,506

Net income (loss)	$43,121	$(33,694)	$(146,549)	$106,035	$686,363

Net income (loss) per share — basic	$0.16	$(0.13)	$(0.58)	$0.46	$3.10

	Fiscal Year Ended
	October 29,	October 30,	October 25,	October 26,	October 27,
	2005(1)	2004(2)	2003(3)	2002	2001(4)
					Unaudited(5)
	(In thousands, except per share amounts)

Net income (loss) per share — diluted	$0.16	$(0.13)	$(0.58)	$0.44	$2.94

Shares used in per share calculation — basic	268,176	260,446	250,610	231,591	221,051

Shares used in per share calculation — diluted	270,260	260,446	250,610	240,761	233,677

Balance Sheet Data:
Cash, cash equivalents, investments and restricted short-term investments	$764,402	$736,908	$835,565	$888,388	$255,148
Working capital	309,736	434,162	355,634	534,777	237,682
Total assets	985,681	987,382	1,063,174	1,171,367	448,488
Non-current liabilities associated with lease losses	12,481	16,799	16,518	22,602	30,896
Convertible subordinated debt and capital lease obligations	278,883	352,279	442,950	550,000	—
Total stockholders’ equity	508,847	445,652	447,868	446,255	310,565

Note: We report our fiscal year on a 52/53-week period ending on the last Saturday in October of each year. Accordingly, the fiscal year ends for fiscal years 2005, 2004, and 2004 were October 29, 30, and 25, respectively. As is customary for companies that use the 52/53-week convention, every 5th year contains a 53-week fiscal year. As a result, our fiscal year 2004 was a 53-week fiscal year. Also as a result, our second quarter of fiscal year 2004 included one extra week and was 14 weeks in length. Fiscal years 2005 and 2003 were both 52-week fiscal years.

(1)	The fiscal year ended October 29, 2005 includes the impact of the acquisition of Therion, which was completed in the third quarter of fiscal year 2005. In connection with our acquisition of Therion, we recorded in-process research and development expense of $7.8 million (see Note 3, “Acquisitions,” of the Notes to Consolidated Financial Statements). The fiscal year ended October 29, 2005 also includes Audit Committee internal review and SEC investigation costs of $14.0 million. In January 2005 we announced that our Audit Committee completed an internal review regarding historical stock option granting practices. Following the January 2005 Audit Committee internal review, on May 16, 2005, we announced that additional information came to our attention that indicated that certain guidelines regarding stock option granting practices were not followed and our Audit Committee had commenced an internal review of our stock option accounting focusing on leaves of absence and transition and advisory roles. Our Audit Committee review was completed in November 2005. In addition, in the fiscal year ended October 29, 2005 we recorded a $5.1 million net loss on investments on the disposition of portfolio investments primarily associated with the defeasance of the indenture agreement relating to our 2% Convertible Notes (see Note 8, “Convertible Subordinated Debt,” of the Notes to Consolidated Financial Statements) and recorded a total of $2.3 million gain on repurchases of convertible subordinated debt.

(2)	The fiscal year ended October 30, 2004 includes the impact of restructuring costs of $9.0 million related to a restructuring plan implemented during the three months ended May 1, 2004 (see Note 4, “Restructuring Costs,” of the Notes to Consolidated Financial Statements). The fiscal year ended October 30, 2004 also includes a net lease termination charge and other of $75.6 million. During the three months ended January 24, 2004, we purchased a previously leased building located near our San Jose headquarters for $106.8 million in cash. The $106.8 million consisted of $30.0 million for the purchase of land and a building and $76.8 million for a lease termination fee (see Note 5, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Consolidated Financial Statements). In addition, in the fiscal year ended October 30, 2004 we recorded a

$6.9 million charge in settlement of a claim relating to our acquisition of Rhapsody and recorded a total of $5.6 million gain on repurchases of convertible subordinated debt.

(3)	The fiscal year ended October 25, 2003 includes the impact of our acquisition of Rhapsody, which was completed in the second quarter of fiscal year 2003. In connection with our acquisition of Rhapsody, we recorded in-process research and development expense of $134.9 million (see Note 3, “Acquisitions,” of the Notes to Consolidated Financial Statements). The fiscal year ended October 25, 2003 also includes restructuring costs of $20.8 million (see Note 4, “Restructuring Costs,” of the Notes to Consolidated Financial Statements), gain on repurchases of convertible subordinated debt of $11.1 million, and net gains on the disposition of non-marketable private strategic investments of $3.6 million.

(4)	The fiscal year ended October 27, 2001 includes the impact of the following items recorded during the fourth quarter ended October 27, 2001: charges to cost of revenues of $7.7 million primarily associated with the accrual of purchase commitments for excess inventory components related to a transition of product offerings from 1 to 2 Gigabit per second (Gbit/sec) technology; charges included in operating expenses of $45.5 million related to estimated facilities lease losses and the impairment of certain related leasehold improvements following a comprehensive evaluation of real estate facility requirements; charges included in operating expenses of $4.4 million related to the impairment of equipment no longer used in research and development and sales and marketing efforts associated with a transition of product offerings from 1 to 2 Gbit/sec technology; and losses on investments of $19.5 million related to other-than-temporary declines in the fair value of private minority equity investments in non-publicly traded companies as a result of significant deterioration in the private equity markets, and related adjustment for income tax provisions.

(5)	The unaudited selected consolidated financial data for fiscal year 2001 has been revised to reflect adjustments related to the restatement described in Note 3, “Restatement of Consolidated Financial Statement,” of the Notes to Consolidated Financial Statements in the Company’s Form 10-K/A for fiscal year ended October 30, 2004. As a result of the adjustments, our previously reported net income has been reduced, or previously reported net loss has been increased, by approximately $47.3 million, $0.7 million, and $2.2 million for fiscal years 2001, 2000, and 1999. These adjustments relate primarily to stock-based compensation expense for certain employees on LOA and in transition or advisory roles prior to ceasing employment with us.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share and stock price amounts)

Quarterly Data:
Fiscal Year Ended October 29, 2005
Net revenues	$161,578	$144,753	$122,273	$145,516
Gross margin	$97,172	$82,834	$62,386	$80,567
Income (loss) from operations	$30,162	$19,448	$(14,311)	$7,680
Net income (loss)	$27,943	$21,357	$(7,235)	$1,056
Per share amounts:
Basic	$0.10	$0.08	$(0.03)	$0.00
Diluted	$0.10	$0.08	$(0.03)	$0.00
Shares used in computing per share amounts:
Basic	266,218	268,043	268,765	269,679
Diluted	271,422	269,823	268,765	270,311
Closing prices:
High	$7.99	$6.42	$4.49	$4.49
Low	$5.83	$4.35	$3.88	$3.51

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share and stock price amounts)

Fiscal Year Ended October 30, 2004
Net revenues	$145,040	$145,579	$150,040	$155,606
Gross margin	$77,404	$78,793	$84,213	$86,881
Income (loss) from operations	$(68,154)	$(6,214)	$18,635	$21,951
Net income (loss)	$(69,485)	$1,883	$13,620	$20,288
Per share amounts:
Basic	$(0.27)	$0.01	$0.05	$0.08
Diluted	$(0.27)	$0.01	$0.05	$0.08
Shares used in computing per share amounts:
Basic	257,796	259,265	261,481	263,242
Diluted	257,796	263,373	263,541	265,194
Closing prices:
High	$7.95	$7.44	$6.14	$6.80
Low	$5.49	$5.35	$4.41	$4.04

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We report our fiscal year on a 52/53-week period ending on the last Saturday in October of each year. Accordingly, the fiscal year ends for fiscal years 2005, 2004, and 2004 were October 29, 30, and 25, respectively. As is customary for companies that use the 52/53-week convention, every 5th year contains a 53-week fiscal year. As a result, our fiscal year 2004 was a 53-week fiscal year. Also as a result, our second quarter of fiscal year 2004 included one extra week and was 14 weeks in length. Fiscal years 2005 and 2003 were both 52-week fiscal years. The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

	Fiscal Year Ended
	October 29,	October 30,	October 25,
	2005	2004	2003

Net revenues	100.0%	100.0%	100.0%
Cost of revenues	43.7	45.1	45.9

Gross margin	56.3	54.9	54.1

Operating expenses:
Research and development	22.8	23.8	27.8
Sales and marketing	17.6	17.2	21.9
General and administrative	4.4	4.1	4.0
Internal review and SEC investigation costs	2.4	—	—
Settlement of an acquisition-related claim	—	1.2	—
Amortization of deferred stock compensation	0.3	0.1	0.1
Restructuring costs (reversals)	(0.1)	1.5	4.0
In-process research and development	1.4	—	25.7
Lease termination charge and other, net	—	12.7	—

Total operating expenses	48.8	60.6	83.5

Income (loss) from operations	7.5	(5.7)	(29.4)
Interest and other income, net	3.9	3.2	3.5
Interest expense	(1.3)	(1.8)	(2.5)
Gain on repurchases of convertible subordinated debt	0.4	0.9	2.1
Gain (loss) on investments, net	(0.9)	0.1	0.7

Income (loss) before provision for income taxes	9.6	(3.3)	(25.6)
Income tax provision	2.1	2.4	2.3

Net income (loss)	7.5%	(5.7)%	(27.9)%

Revenues.  Our revenues are derived primarily from sales of our SilkWorm family of products. Our SilkWorm products, which range in size from 8 ports to 256 ports, connect servers and storage devices creating a SAN. Net revenues for the year ended October 29, 2005 were $574.1 million, a decrease of four percent compared with net revenues of $596.3 million for the year ended October 30, 2004. For the year ended October 29, 2005, the decrease in net revenues reflected a 21 percent decline in average selling price per port, partially offset by an 11 percent increase in the number of ports shipped. Net revenues for the year ended October 30, 2004 increased 14 percent compared with net revenues of $525.3 million for the year ended October 25, 2003. For the year ended October 30, 2004, the increase in net revenues reflected a 42 percent increase in the number of ports shipped, partially offset by a 22 percent decline in average selling price per port. The declines in average selling prices are the result of a more competitive pricing environment. We believe the increase in the number of ports shipped reflects higher demand for our products as end-users continue to consolidate storage and servers infrastructures using SANS, expand SANs to support more applications, and deploy SANs in new environments.

We expect the number of ports shipped to fluctuate depending on the demand for our existing and recently introduced products as well as the timing of product transitions by our OEM customers. We also expect that average selling price per port will likely decline at rates consistent with the rates we experienced in the year ended October 29, 2005, unless they are adversely affected by accelerated pricing pressures, new product introductions by us or our competitors, or other factors that may be beyond our control.

Historically, domestic revenues have been between 60 percent and 75 percent of total revenues. Domestic and international revenues were approximately 63 percent and 37 percent of our total revenues, respectively, for the year ended October 29, 2005. For the year ended October 30, 2004, domestic and international revenues were approximately 65 percent and 35 percent of our total revenues, respectively, and for the year ended October 25, 2003, domestic and international revenues were approximately 67 percent and 33 percent of our total revenues, respectively. Revenues are attributed to geographic areas based on the location of the customer to which our products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. For the years ended October 29, 2005 and October 30, 2004, international revenues have increased primarily as a result of faster growth in the Asia Pacific region relative to North America and Europe. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM customers.

A significant portion of our revenue is concentrated among a relatively small number of OEM customers. For the year ended October 29, 2005, three customers, EMC, HP and IBM, each represented greater than ten percent of our total revenues for a combined total of 71 percent of our total revenues. For the years ended October 30, 2004 and October 25, 2003, the same three customers each represented greater than ten percent of our total revenues for combined totals of 70 percent and 67 percent of our total revenues, respectively. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM customers. Therefore, the loss of, or a decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers could seriously harm our financial condition and results of operations.

Gross margin.  Gross margin for the year ended October 29, 2005 was 56.3 percent, an increase of 1.4 percent from 54.9 percent for the year ended October 30, 2004. Cost of goods sold consists of product costs, which are variable, and manufacturing operations costs, which are generally fixed. For the year ended October 29, 2005, product costs relative to net revenues decreased by 0.7 percent as compared to the year ended October 30, 2004 due to decreases in component and manufacturing costs. Manufacturing operations costs relative to net revenues decreased by 0.5 percent principally due to increases in number of ports shipped. In addition, gross margin increased by 0.2 percent due to higher stock compensation expense in the year ended October 30, 2004 primarily as a result of changes in the market value of our common stock. For the year ended October 30, 2004, gross margin increased by 0.8 percent from 54.1 percent for the year ended October 25, 2003. Product costs relative to net revenues decreased by 0.9 percent as compared to the year ended October 25, 2003 due to decreases in component and manufacturing costs. Manufacturing operations costs relative to net revenues remained consistent. In addition, gross margin decreased by 0.1 percent due to higher stock compensation expense in the year ended October 30, 2004 primarily as a result of changes in the market value of our common stock. The decrease in product costs relative to net revenues was primarily the result of lower component and manufacturing costs, partially offset by declines in average unit selling prices of our products.

Gross margin is primarily affected by average selling price per port, number of ports shipped, and cost of goods sold. We expect that average selling price per port for our products will continue to decline at rates consistent with the rates we experienced in the year ended October 29, 2005, unless they are further affected by accelerated pricing pressures, new product introductions by us or our competitors, or other factors that may be beyond our control. We believe that we have the ability to partially mitigate the effect of declines in average selling price per port on gross margins through our product and manufacturing operations cost reductions. However, the average selling price per port could decline at a faster pace than we anticipate. If this dynamic occurs, we may not be able to reduce our costs fast enough to prevent a decline in our gross margins. In addition, we must also maintain or increase current volume of ports shipped to maintain our current gross margins. If we are unable to offset future reductions of average selling price per port with reductions in product and manufacturing operations costs, or if as a result of future reductions in average selling price per port our revenues do not grow, our gross margins would be negatively affected.

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

For the year ended October 29, 2005, R&D expenses decreased by $11.1 million, or eight percent, to $130.9 million, compared with $142.0 million for the year ended October 30, 2004. This decrease is primarily due to a $14.0 million decrease in salaries and head count related expenses as a result of the restructuring programs we implemented in the second quarter of fiscal year 2004, partially offset by a $6.4 million increase in outside service providers due to continued investment in offshore research and development. In addition, R&D expenses decreased by $2.6 million due to lower stock compensation expense in the year ended October 29, 2005 primarily as a result of changes in the market value of our common stock. Further, the decrease in R&D expenses reflects the effect of the extra week in the second quarter of fiscal year 2004.

For the year ended October 30, 2004, R&D expenses decreased by $3.9 million, or three percent, to $142.0 million, compared with $145.9 million for the year ended October 25, 2003. This decrease is primarily due to a $4.7 million decrease in salaries and related expenses and a $2.9 million decrease in facilities expenses due to savings from our building purchase, partially offset by a $2.4 million increase in expenses related to consulting and new product development spending, including costs associated with new SilkWorm products we introduced during the second half of fiscal year 2004. The decrease in salaries and related expenses reflects the effects of our restructuring programs, partially offset by incremental expenses related to the extra week in the second quarter of fiscal year 2004. In addition, R&D expenses increased by $0.5 million due to higher stock compensation expense in the year ended October 30, 2004 primarily as a result of changes in the market value of our common stock.

Excluding any stock option compensation related charges, which will vary depending on the changes in the market value of our common stock, we currently anticipate that R&D expenses in fiscal year 2006 will increase in absolute dollars as a result of investments in Tapestry products and other new technologies.

Sales and marketing expenses.  Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses.

For the year ended October 29, 2005, sales and marketing expenses decreased by $1.2 million, or one percent, to $101.2 million, compared with $102.4 million for the year ended October 30, 2004. This decrease is primarily due to a $3.5 million decrease in salaries and head count related expenses, including lower commissions expenses due to lower revenues, and a $1.7 million decrease in stock compensation expense primarily due to compensation for certain employees on leaves of absences and in transition or advisory roles in the year ended October 30, 2004, partially offset by a $3.1 million increase in sales and marketing program expenses. In addition, the decrease in sales and marketing expenses reflects the effect of the extra week in the second quarter of fiscal year 2004.

For the year ended October 30, 2004, sales and marketing expenses decreased by $12.6 million, or 11 percent, to $102.4 million, compared with $115.1 million for the year ended October 25, 2003. This decrease is primarily due to a $9.0 million decrease in travel and marketing program expenses resulting from various cost-cutting actions and a $5.5 million decrease in salaries and related expenses, which reflects the effect of headcount reductions that occurred in the fiscal years 2004 and 2003, partially offset by incremental expenses related to the extra week in the second quarter of fiscal year 2004. In addition, sales and marketing expenses increased by $1.4 million due to higher stock compensation expense in the year ended October 30, 2004 primarily due to compensation for certain employees on leaves of absences and in transition or advisory roles.

Excluding any stock option compensation related charges, which will vary depending on the changes in the market value of our common stock, we currently anticipate that sales and marketing expenses in fiscal year 2005 will increase in absolute dollars as a result of additional costs to support Tapestry products and Brocade services.

General and administrative expenses.  General and administrative (G&A) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses.

G&A expenses for the year ended October 29, 2005 increased by $0.6 million, or two percent, to $25.2 million, compared with $24.6 million for the year ended October 30, 2004. The increase in G&A for fiscal year 2005 is primarily due to a $1.5 million increase in professional service fees, partially offset by a $0.6 million decrease in stock compensation expense primarily as a result of changes in the market value of our common stock.

For the year ended October 30, 2004, G&A expenses increased by $3.3 million, or 15 percent, compared with $21.3 million for the year ended October 25, 2003. The increase in G&A for fiscal year 2004 is primarily due to increased salaries and related expenses as a result of an increase in personnel. In addition, in fiscal year 2004 we incurred incremental expenses related to the extra week in the second quarter of fiscal year 2004, as well as expenses related to Section 404 of the Sarbanes-Oxley Act of 2002. Further, for the year ended October 30, 2004 G&A expenses increased by $0.5 million due to higher stock compensation expense in the year ended October 30, 2004 primarily as a result of changes in the market value of our common stock.

Excluding any stock option compensation related charges, which will vary depending on the changes in the market value of our common stock, we currently anticipate that G&A expenses in fiscal year 2005 will increase in absolute dollars resulting from the cost to support Tapestry products and Brocade services.

Internal review and SEC investigation costs.  On January 24, 2005, we announced that our Audit Committee completed an internal review regarding historical stock option granting practices. Following the January 2005 Audit Committee internal review, on May 16, 2005, we announced that additional information had come to our attention that indicated that certain guidelines regarding stock option granting practices were not followed and our Audit Committee had commenced an internal review of our stock option accounting focusing on leaves of absence and transition and advisory roles. Our Audit Committee review was completed in November 2005. In addition, we are undergoing an SEC and Department of Justice (“DOJ”) joint investigation regarding our historical stock option granting practices. As a result, for the year ended October 29, 2005, we recorded $14.0 million for professional service fees related to the completed internal reviews and ongoing SEC investigation. We did not incur any internal review or SEC investigation costs during the years ended October 30, 2004 or October 25, 2003.

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

Amortization of deferred stock compensation.  Amortization of deferred stock compensation was $1.5 million, $0.5 million, and $0.6 million for the years ended October 29, 2005, October 30, 2004, and October 25, 2003, respectively. Amortization of deferred stock compensation includes stock compensation expenses related to our acquisitions of Rhapsody and Therion Software Corporation (“Therion”). The deferred stock compensation represents the intrinsic value of unvested restricted common stock and assumed stock options, and is amortized over the respective remaining service periods on a straight-line basis. As of October 29, 2005, the remaining unamortized balance of deferred stock compensation related to the Therion acquisition was approximately $1.2 million and the deferred stock compensation related to the Rhapsody acquisition has been substantially amortized.

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

Total stock-based compensation expense recognized for the years ended October 29, 2005, October 30, 2004, and October 25, 2003 was $0.4 million, $5.0 million and $1.7 million, respectively. Stock-based compensation expense related to stock options subject to variable accounting will vary significantly as a result of future changes in the market value of our common stock. In addition, we will recognize additional stock-based compensation expense beginning in the first quarter of fiscal year 2006 as a result of implementation of SFAS 123R, “Accounting for Stock-Based Compensation.”

Restructuring Costs (Reversals).  Restructuring costs (reversals) for the years ended October 29, 2005, October 30, 2004, and October 25, 2003 were $(0.7) million, $9.0 million, and $20.8 million, respectively. For the year ended October 29, 2005, we recorded a reduction of $0.7 million to restructuring costs related to recovery of previously recorded restructuring costs. For the year ended October 30, 2004, restructuring costs consist of $10.5 million related to a restructuring plan implemented during the three months ended May 1, 2004, and a reduction of $1.5 million to restructuring costs related to our previously recorded restructuring liabilities, primarily due to lower than expected costs related to outplacement costs and severance (see Note 4, “Restructuring Costs,” of the Notes to Consolidated Financial Statements). For the year ended October 25, 2003, restructuring costs consisted of $10.9 million related to a program to restructure and reorganize certain business operations during the three months ended April 26, 2003, and $9.9 million related to a company-wide restructuring program implemented during the three months ended January 25, 2003.

In-process research and development.  On May 3, 2005, we completed our acquisition of Therion, a privately held company based in Redmond, Washington that developed software management solutions for the automated provisioning of servers over a storage network. As of the acquisition date, Therion was a development stage company with no recognized revenue and a core technology that had not yet reached technological feasibility. Accordingly, the acquisition of Therion was accounted for as an asset purchase. In connection with this acquisition, we recorded a $7.8 million in-process research and development charge, and allocated the remaining purchase price to net assets of $2.9 million, deferred stock compensation of $1.5 million, and net liabilities of $0.1 million, based on fair values (see Note 3, “Acquisitions,” of the Notes to Condensed Consolidated Financial Statements).

On January 27, 2003, we completed our acquisition of Rhapsody, a provider of next-generation intelligent switching platforms. As of the acquisition date, Rhapsody was a development stage company that had no recognized revenue and a core technology that required substantial additional resources to bring it to technological feasibility. Therefore, we accounted for the acquisition as an asset purchase and allocated the total purchase price of $138.5 million to the assets acquired, liabilities assumed, and acquired in-process R&D based on their respective fair values. We allocated the excess of purchase price over the fair value of net assets received to acquired in-process R&D and acquired non-monetary assets on a pro-rata basis. We expensed the acquired in-process R&D of $134.9 million during the three months ended April 26, 2003 because it had not yet reached technological feasibility and had no alternative future use (see Note 3, “Acquisitions,” of the Notes to Consolidated Financial Statements). We completed the development of this technology in fiscal year 2004.

We did not record any acquired in-process R&D for the year ended October 30, 2004.

Lease termination charge and other, net.  Lease termination charge and other, net for the year ended October 30, 2004 was $75.6 million. During the three months ended January 24, 2004, we purchased a previously leased building located near our San Jose headquarters for $106.8 million. Of the $106.8 million, $30.0 million was allocated to the purchase of land and building and $76.8 million was considered a lease termination fee (see Note 5, “Liabilities Associated with Facilities Lease Losses and Asset Impairment Charges,” of the Notes to Consolidated Financial Statements). No lease termination charge was recorded in any of the other periods presented.

Interest and other income, net.  Interest and other income, net increased to $22.7 million for the year ended October 29, 2005, compared to $18.8 million for the year ended October 30, 2004 and $18.4 million for the year ended October 25, 2003. For the year ended October 29, 2005, the increase was primarily due to higher average rates of return due to investment mix and increase in interest rates, as well as increased average cash, cash equivalent, restricted short-term investments and short-term and long-term investment balances. For the year ended October 30,

2004, the increase was primarily as a result of higher average rates of return due to investment mix and increase in interest rates, offset by decreased average cash, cash equivalent and investment balances.

Interest expense.  Interest expense was $7.7 million, $10.7 million and $13.3 million for the years ended October 29, 2005, October 30, 2004 and October 25, 2003, respectively. Interest expense primarily represents the interest cost associated with our convertible subordinated debt. The decrease in interest expense for both the years ended October 29, 2005 and October 30, 2004, compared with the year ended October 25, 2003 was primarily the result of the repurchases of our convertible subordinated debt, resulting in a lower debt outstanding. As of October 29, 2005 and October 30, 2004, the outstanding balance of our convertible subordinated debt was $278.9 million and $352.3 million, respectively (see Note 8, “Convertible Subordinated Debt,” of the Notes to Consolidated Financial Statements).

Gain on repurchases of convertible subordinated debt.  During the years ended October 29, 2005, October 30, 2004, and October 25, 2003, we repurchased $73.4 million, $90.7 million, and $107.1 million in face value of our convertible subordinated debt, respectively, on the open market. For the year ended October 29, 2005, we paid an average of $0.96 for each dollar of face value for an aggregate purchase price of $70.5 million, which resulted in a pre-tax gain of $2.3 million. For the year ended October 30, 2004, we paid an average of $0.93 for each dollar of face value for an aggregate purchase price of $84.4 million, which resulted in a pre-tax gain of $5.6 million. For the year ended October 25, 2003, we paid an average of $0.88 for each dollar of face value for an aggregate purchase price of $94.4 million, which resulted in a pre-tax gain of $11.1 million.

Gain (loss) on investments, net.  For the year ended October 29, 2005, net loss on investments was $5.1 million, consisting of $5.2 million losses on the disposition of portfolio investments primarily associated with the defeasance of the indenture agreement relating to our 2% Convertible Notes, offset by $0.1 million gains on the disposition of non-marketable private strategic investments. For the year ended October 30, 2004, net gain on investments was $0.4 million consisting of gains on the disposition of previously written down non-marketable private strategic investments. For the year ended October 25, 2003, net gain on investments of $3.6 million consisting of gains on the disposition of previously written down non-marketable private strategic investments of $5.8 million, offset by an impairment charge of $2.2 million that resulted from an other-than-temporary decline in the estimated fair value of a minority equity investment in a different non-publicly traded company. As of October 29, 2005 and October 30, 2004, we had net unrealized holding gains (losses) of $(4.2) million and $0.1 million, respectively, associated with our remaining investment portfolio. The carrying value of our equity investments in non-publicly traded companies at October 29, 2005 and October 30, 2004 was $3.8 million and $0.5 million, respectively.

Provision for income taxes.  Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from variable stock option expenses, net operating losses, tax carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense. SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction by jurisdiction basis. In determining future taxable income, we are responsible for assumptions utilized including the amount of state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgments about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Cumulative losses incurred in four of the last seven fiscal years represented sufficient negative evidence to require a full valuation allowance. As of October 29, 2005, we had a valuation allowance against the deferred tax assets, which we intend to maintain until sufficient positive evidence exists to support reversal of the valuation allowance. Future reversals or increases to our valuation allowance could have a significant impact on our future earnings.

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

In the year ended October 29, 2005, we have recorded an income tax provision of $12.1 million, compared to income tax provision of $14.1 million and $11.9 million in the years ended October 30, 2004 and October 25, 2003, respectively. For the year ended October 29, 2005, our income tax provision is primarily for our international operations, a one time US tax liability associated with the earnings repatriated pursuant to the American Jobs Creation Act of 2004 (the “AJCA”), and domestic operations. We expect to continue to record an income tax provision for our international and domestic operations in the future. Since we have a full valuation allowance against deferred tax assets which result from U.S. operations, U.S. income tax expense or benefits are offset by releasing or increasing, respectively, the valuation allowance. Our US federal income tax liability is reduced by the utilization of net operating loss and credit carry forwards from prior years such that only alternative minimum tax results. To the extent these carryforwards are fully utilized against future earnings, our US federal effective tax rate is expected to increase. To the extent that international revenues and earnings differ from those historically achieved, a factor largely influenced by the buying behavior of our OEM partners, or unfavorable changes in tax laws and regulations occur, our income tax provision could change.

The AJCA was enacted on October 22, 2004. One provision of the AJCA effectively reduces the tax rate on qualifying repatriation of earnings held by foreign-based subsidiaries to approximately 5.25 percent. Normally, such repatriations would be taxed at a rate of up to 35 percent. In the fourth quarter of fiscal year 2005, we made the decision that we would repatriate approximately $78.2 million under the AJCA. This repatriation of earnings triggered a U.S. federal tax payment of approximately $3.4 million and a state tax payment of approximately $0.6 million. These amounts are reflected in our current income tax expense. Prior to the AJCA, we did not provide deferred taxes on undistributed earnings of foreign subsidiaries as we intended to utilize these earnings through expansion of our business operations outside the United States for an indefinite period of time. Going forward, we intend to indefinitely reinvest prospective foreign earnings.

In November 2005, we were notified by the Internal Revenue Service that our domestic federal income tax return for the year ended October 25, 2003 was subject to audit. We believe we have adequate reserves to cover any potential assessments that may result from the examination.

Liquidity and Capital Resources

Cash, cash equivalents, restricted short-term investments, and short-term and long-term investments were $764.4 million as of October 29, 2005, an increase of $27.5 million over the prior year total of $736.9 million. For the year ended October 29, 2005, we generated $125.9 million in cash from operating activities. Cash from operations significantly exceeded net income for the year ended October 29, 2005 due to non-cash expense items, primarily related to depreciation and amortization and a decrease in accounts receivable. Days sales outstanding in receivables for the year ended October 29, 2005 was 44 days.

Net cash provided by investing activities for the year ended October 29, 2005 totaled $25.1 million and was primarily the result of $335.6 million in net proceeds from sales and maturities of short and long-term investments and other non-marketable investments, partially offset by $276.0 million cash used for purchases of restricted short-term investments related to the defeasance of the indenture agreement relating to our 2% Convertible Notes, $27.3 million invested in capital equipment, and $7.2 million cash used in connection with an acquisition.

Net cash used in financing activities for the year ended October 29, 2005 totaled $47.8 million. Net cash used in financing activities was primarily the result of $70.5 million cash used for repurchases of our convertible subordinated debt and $7.1 million cash used to repurchase our common stock under the stock repurchase program approved in August 2004 by our Board of Directors, partially offset by $29.7 million in net proceeds from employee participation in employee stock programs and exercises of stock options.

Net proceeds from the issuance of common stock related to employee participation in employee stock programs have historically been a significant component of our liquidity. The extent to which our employees participate in these programs generally increases or decreases based upon changes in the market price of our common stock. As a result, our cash flow resulting from the issuance of common stock related to employee participation in employee stock programs will vary. As a result of our voluntary stock options exchange program, which was completed in July 2003, we do not expect to generate significant cash flow from the issuance of common stock related to the employee participation in employee stock programs during fiscal year 2006 unless our future common stock price exceeds $6.54 per share, which is the exercise price of the stock options granted under the exchange program.

We have a manufacturing agreement with Foxconn under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. The required lead-time for placing orders with Foxconn depends on the specific product. As of October 29, 2005, our aggregate commitment to Foxconn for inventory components used in the manufacture of Brocade products was $42.4 million, net of purchase commitment reserves of $6.6 million, which we expect to utilize during future normal ongoing operations. Although the purchase orders we place with Foxconn are cancelable, the terms of the agreement requires us to purchase from Foxconn all inventory components not returnable or usable by, or sold to, other customers of Foxconn. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations.

On December 21, 2001, and January 10, 2002, we sold an aggregate of $550 million in principal amount of two percent convertible subordinated notes due January 2007 (the “Notes” or “Convertible Subordinated Debt”) (see Note 8, “Convertible Subordinated Debt,” of the Notes to Consolidated Financial Statements). Holders of the Notes may, in whole or in part, convert the Notes into shares of our common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (approximately 6.4 million shares may be issued upon conversion based on outstanding debt of $278.9 million as of October 29, 2005) at any time prior to maturity on January 1, 2007, subject to earlier redemption. Under the original term of the Notes, at any time on or after January 5, 2005, we were entitled to redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

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

During fiscal years 2005 and 2004, the Company repurchased on the open market $73.4 million and $90.7 million in face value of its Convertible Subordinated Debt, respectively. For the year ended October 29, 2005, the Company paid an average of $0.96 for each dollar of face value for an aggregate purchase price of $70.5 million, which resulted in a pre-tax gain of $2.3 million. For the year ended October 30, 2004, the Company paid an average of $0.93 for each dollar of face value for an aggregate purchase price of $84.4 million, which resulted in a pre-tax gain of $5.6 million. As of October 29, 2005, the remaining balance outstanding of the convertible subordinated debt was $278.9 million.

On August 23, 2005, in accordance with the terms of the indenture agreement dated December 21, 2001 with respect to the Convertible Subordinated Debt, the Company elected to deposit securities with the trustee of the Notes (the “Trustee”), which fully collateralized the outstanding notes, and to discharge the indenture agreement. Pursuant to this election, the Company provided an irrevocable letter of instruction to the Trustee to issue a notice of redemption on June 26, 2006 and to redeem the Notes on August 22, 2006 (the “Redemption Date”). Over the course of the next year, the Trustee, using the securities deposited with them, will pay to the noteholders (1) all the interest scheduled to become due per the original note prior to the Redemption Date, and (2) all the principal and remaining interest, plus a call premium of 0.4% of the face value of the Notes, on the Redemption Date. As of October 29, 2005, the Company had an aggregate of $277.2 million in interest-bearing U.S. securities with the

Trustee. The securities will remain on the Company’s balance sheet as restricted short-term investments until the Redemption Date. The Company recorded a loss on investments of $4.7 million in the three months ended October 29, 2005 with respect to the disposition of certain short-term and long-term investments that was necessary to deposit the securities with the Trustee.

On November 18, 2003, we purchased a previously leased building located near our San Jose headquarters, and issued a $1.0 million guarantee as part of the purchase agreements.

The following table summarizes our contractual obligations (including interest expense) and commitments as of October 29, 2005 (in thousands):

			Less than						More than
	Total		1 Year		1-3 Years		3-5 Years		5 Years

Contractual Obligations:
Convertible subordinated notes, including interest	$286,401			$286,401		$—		$—		$—
Non-cancelable operating leases	69,868			16,298		28,105		25,465		—
Purchase commitments, gross	49,060	(1)		49,060		—		—		—

Total contractual obligations	$405,329			$351,759		$28,105		$25,465		$—

Other Commitments:
Standby letters of credit	$8,343		$	n/a	$	n/a	$	n/a	$	n/a

Guarantee	$1,015		$	n/a	$	n/a	$	n/a	$	n/a

(1)	Amount reflects total gross purchase commitments under our manufacturing agreement with Foxconn. Of this amount, we have reserved $6.6 million for estimated purchase commitments that we do not expect to consume in normal operations.

Share Repurchase Program.  In August 2004, our board of directors approved a share repurchase program for up to $100.0 million of our common stock. The purchases may be made, from time to time, in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. To date, we have repurchased 1.2 million shares and $92.9 million remains available for future repurchases under this program.

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

Revenue recognition, and allowances for sales returns, sales programs, and doubtful accounts.  Product revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. However, for newly introduced products, many of our large OEM customers require a product qualification period during which our products are tested and approved by the OEM customer for sale to their customers. Revenue recognition, and related cost, is deferred for shipments to new OEM customers and for shipments of newly introduced products to existing OEM customers until satisfactory evidence of completion of the product qualification has been received from the OEM customer. In addition, revenue from sales to our master reseller customers is recognized in the same period in which the product is sold by the master reseller (sell-through).

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

Accounting for income taxes.  The determination of our tax provision is subject to judgments and estimates due to operations in multiple tax jurisdictions inside and outside the United States. Sales to our international customers are principally taxed at rates that are lower than the United States statutory rates. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the United States and in the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving and expect to receive from international sales. In addition, an increase in the percentage of our total revenue from international customers or in the mix of international revenue among particular tax jurisdictions could change our overall effective tax rate. Also, our current effective tax rate assumes that United States income taxes are not provided for undistributed earnings of certain non-United States subsidiaries. These earnings could become subject to United States federal and state income taxes and foreign withholding taxes, as applicable, should they be either deemed or actually remitted from our international subsidiaries to the United States.

The carrying value of our net deferred tax assets is subject to a full valuation allowance. At some point in the future, the Company may have sufficient United States taxable income to release the valuation allowance and accrue United States tax. We evaluate the expected realization of our deferred tax assets and assess the need for valuation allowances quarterly.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — an amendment of ARB No. 43” (“SFAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 will have material impact on its financial position, results of operations, and cash flows.

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R is effective for the first interim or annual reporting period of the company’s first fiscal year that begins on or after June 15, 2005. We expect the adoption of SFAS 123R to have a negative impact on our financial position, results of operations, and cash flows. See Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements for information related to the pro forma effects on our reported net income (loss) and net income (loss) per share of applying the fair value recognition provision of the previous SFAS 123 to stock-based compensation.

In March 2005, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin 107, “Share-Based Payments,” (“SAB 107”). The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS 123R.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The Statement applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.

In June 2005, the FASB issued FASB Staff Position No. 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”). FSP 143-1 was issued to address the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. The Directive obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment effective August 13, 2005. FSP 143-1 requires commercial users to apply the provisions of SFAS 143, Accounting for Conditional Asset Retirement Obligations, and the related FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, to the obligation associated with historical waste. FSP 143-1 is effective the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable European Union-member. We are in the process of determining the effect of the adoption of FSP 143-1 will have on our financial position, results of operations, and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents, short-term and long-term investment portfolios, and restricted short-term investments. Our cash, cash equivalents, short-term and long-term investments, and restricted short-term investments are primarily maintained at six major financial institutions in the United States. As of October 29, 2005, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.

The following table presents the hypothetical changes in fair values of our investments in debt securities issued by United States government and its agencies as of October 29, 2005 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			as of	Given an Interest Rate
	Decrease of X Basis Points			October 29,	Increase of X Basis Points
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2005	50 BPS	100 BPS	150 BPS

U.S. government, U.S. government agencies and municipal obligations	$416,737	$414,774	$412,824	$410,945	$408,981	$407,087	$405,210
Corporate bonds and notes	$173,290	$172,671	$172,056	$171,456	$170,835	$170,229	$169,628

Total	$590,027	$587,445	$584,880	$582,401	$579,816	$577,316	$574,838

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

The following table (in thousands) presents our cash and cash equivalents, restricted short-term investments, and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates at October 29, 2005. Carrying value approximates fair value.

		Average
	Amount	Interest Rate

Cash and cash equivalents	$182,001	3.4%
Restricted short-term investments	277,230	3.9%
Short-term investments	209,865	2.9%
Long-term investments	95,306	3.3%

Total	$764,402	3.4%

Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the Portalsm Market. On October 28, 2005, the last reported sale price, the average bid and ask price on the Portal Market of our convertible subordinated notes due 2007 was 97.9, resulting in an aggregate fair value of approximately $273.2 million. Our common stock is quoted on the Nasdaq National Market under the symbol “BRCD.” On October 28, 2005, the last reported sale price of our common stock on the Nasdaq National Market was $3.60 per share.

Item 8.	Financial Statements and Supplementary Data

BROCADE COMMUNICATIONS SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS
BROCADE COMMUNICATIONS SYSTEMS, INC:

We have audited accompanying consolidated balance sheets of Brocade Communications Systems, Inc. and subsidiaries (the Company) as of October 29, 2005 and October 30, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended October 29, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brocade Communications Systems, Inc. and subsidiaries as of October 29, 2005 and October 30, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended October 29, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Brocade Communications Systems, Inc. and subsidiaries internal control over financial reporting as of October 29, 2005, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 16, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Mountain View, California
January 16, 2006

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	October 29,	October 30,	October 25,
	2005	2004	2003
	(In thousands, except per share amounts)

Net revenues	$574,120	$596,265	$525,277
Cost of revenues	251,161	268,974	241,163

Gross margin	322,959	327,291	284,114

Operating expenses:
Research and development	130,936	141,998	145,896
Sales and marketing	101,202	102,445	115,075
General and administrative	25,189	24,593	21,306
Internal review and SEC investigation costs	14,027	—	—
Settlement of an acquisition-related claim	—	6,943	—
Amortization of deferred stock compensation	1,512	537	649
Restructuring costs (reversals)	(670)	8,966	20,828
In-process research and development	7,784	—	134,898
Lease termination charge and other, net	—	75,591	—

Total operating expenses	279,980	361,073	438,652

Income (loss) from operations	42,979	(33,782)	(154,538)
Interest and other income, net	22,656	18,786	18,424
Interest expense	(7,693)	(10,677)	(13,339)
Gain on repurchases of convertible subordinated debt	2,318	5,613	11,118
Gain (loss) on investments, net	(5,062)	436	3,638

Income (loss) before provision for income taxes	55,198	(19,624)	(134,697)
Income tax provision	12,077	14,070	11,852

Net income (loss)	$43,121	$(33,694)	$(146,549)

Net income (loss) per share — basic	$0.16	$(0.13)	$(0.58)

Net income (loss) per share — diluted	$0.16	$(0.13)	$(0.58)

Shares used in per share calculation — basic	268,176	260,446	250,610

Shares used in per share calculation — diluted	270,260	260,446	250,610

See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	October 29,	October 30,
	2005	2004
	(In thousands,
	except par value)

ASSETS
Current assets:
Cash and cash equivalents	$182,001	$79,375
Short-term investments	209,865	406,933

Total cash, cash equivalents and short-term investments	391,866	486,308
Restricted short-term investments	277,230	—
Accounts receivable, net of allowances of $4,942 and $3,861 in 2005 and 2004, respectively	70,104	95,778
Inventories	11,030	5,597
Prepaid expenses and other current assets	23,859	19,131

Total current assets	774,089	606,814
Long-term investments	95,306	250,600
Property and equipment, net	108,118	124,701
Other assets	8,168	5,267

Total assets	$985,681	$987,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,778	$40,826
Accrued employee compensation	37,762	33,330
Deferred revenue	45,488	34,886
Current liabilities associated with lease losses	4,659	5,677
Other accrued liabilities	73,783	57,933
Convertible subordinated debt	278,883	—

Total current liabilities	464,353	172,652
Non-current liabilities associated with lease losses	12,481	16,799
Convertible subordinated debt	—	352,279
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 269,695 and 264,242 shares at October 29, 2005 and October 30, 2004, respectively	270	264
Additional paid-in capital	855,563	832,655
Deferred stock compensation	(3,180)	(5,174)
Accumulated other comprehensive income	(3,974)	860
Accumulated deficit	(339,832)	(382,953)

Total stockholders’ equity	508,847	445,652

Total liabilities and stockholders’ equity	$985,681	$987,382

See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

					Accumulated
			Additional	Deferred	Other		Total	Comprehensive
	Common Stock		Paid-In	Stock	Comprehensive	Accumulated	Stockholders’	Income
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity	(Loss)
	(In thousands)

Balances at October 26, 2002	234,652	$235	$649,000	$(6,348)	$6,078	$(202,710)	$446,255	$—
Issuance of common stock	3,511	3	11,641	—	—	—	11,644	—
Issuance of common stock related to the Rhapsody acquisition	19,735	20	134,853	—	—	—	134,873	—
Warrants issued related to the Rhapsody acquisition	—	—	1,939	—	—	—	1,939	—
Change in deferred stock compensation	—	—	(3,777)	3,777	—	—	—	—
Deferred stock compensation related to the acquisition of Rhapsody	—	—	—	(1,677)	—	—	(1,677)	—
Deferred stock compensation related to the change in measurement dates	—	—	1,571	(1,571)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	1,597	—	—	1,597	—
Stock-based compensation expense	—	—	193	—	—	—	193	—
Repurchase of common stock	(257)	—	(126)	—	—	—	(126)	—
Change in unrealized gain (loss) on marketable equity securities and investments, net of tax	—	—	—	—	(1,094)	—	(1,094)	(1,094)
Change in cumulative translation adjustments	—	—	—	—	813	—	813	813
Net loss	—	—	—	—	—	(146,549)	(146,549)	(146,549)

Balances at October 25, 2003	257,641	258	795,294	(4,222)	5,797	(349,259)	447,868	(146,830)

Issuance of common stock	5,461	5	24,747	—	—	—	24,752	—
Issuance of common stock for acquisition-related claim	1,346	1	6,942	—	—	—	6,943	—
Repurchase and retirement of common stock	(206)	—	(288)	—	—	—	(288)	—
Change in deferred stock compensation	—	—	3,335	(3,335)	—	—	—	—
Deferred stock compensation related restricted stock grants	—	—	1,705	(1,705)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	4,088	—	—	4,088	—
Stock-based compensation expense	—	—	920	—	—	—	920	—
Change in unrealized gain (loss) on marketable equity securities and investments, net of tax	—	—	—	—	(5,219)	—	(5,219)	(5,219)
Change in cumulative translation adjustments	—	—	—	—	282	—	282	282
Net loss	—	—	—	—	—	(33,694)	(33,694)	(33,694)

Balances at October 30, 2004	264,242	264	832,655	(5,174)	860	(382,953)	445,652	(38,631)

Issuance of common stock	6,665	7	30,032	—	—	—	30,039	—
Repurchase and retirement of common stock	(62)	—	(326)	—	—	—	(326)	—
Common stock repurchase program	(1,150)	(1)	(7,049)	—	—	—	(7,050)	—
Tax benefits from employee stock option transactions	—	—	2,571	—	—	—	2,571	—
Change in deferred stock compensation	—	—	(4,231)	4,231	—	—	—	—
Deferred stock compensation related restricted stock grants and Therion acquisition	—	—	1,911	(1,622)	—	—	289	—
Amortization of deferred stock compensation	—	—	—	(615)	—	—	(615)	—
Change in unrealized gain (loss) on marketable equity securities and investments, net of tax	—	—	—	—	(4,270)	—	(4,270)	(4,270)
Change in cumulative translation adjustments	—	—	—	—	(564)	—	(564)	(564)
Net income	—	—	—	—	—	43,121	43,121	43,121

Balances at October 29, 2005	269,695	$270	$855,563	$(3,180)	$(3,974)	$(339,832)	$508,847	$38,287

See accompanying notes to consolidated financial statements

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	October 29,	October 30,	October 25,
	2005	2004	2003
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$43,121	$(33,694)	$(146,549)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Tax benefit from employee stock plans	2,571	—	—
Depreciation and amortization	46,203	52,162	46,941
Loss on disposal of property and equipment	1,879	8,510	4,568
Amortization of debt issuance costs	1,366	1,929	2,440
(Gain) loss on investments and marketable equity securities, net	5,178	(202)	(3,640)
Gain on repurchases of convertible subordinated debt	(2,318)	(5,613)	(11,118)
Provision for doubtful accounts receivable and sales returns	2,955	3,406	3,137
Non-cash compensation expense	377	5,008	1,790
Settlement of an acquisition-related claim	—	6,943	—
Non-cash restructuring charges	—	4,995	8,088
In-process research and development	7,784	—	134,898
Changes in assets and liabilities:
Accounts receivable	21,312	(24,249)	19,635
Inventories	(5,433)	(1,636)	1,441
Prepaid expenses and other assets	(4,196)	1,089	4,739
Accounts payable	(17,117)	4,874	(24,394)
Accrued employee compensation	4,432	2,784	5,712
Deferred revenue	10,602	14,994	(2,726)
Other accrued liabilities	12,394	6,595	7,206
Liabilities associated with lease losses	(5,245)	(5,910)	(8,660)

Net cash provided by operating activities	125,865	41,985	43,508

Cash flows from investing activities:
Purchases of short-term investments	(254,642)	(98,126)	(53,954)
Purchases of long-term investments	(202,764)	(288,436)	(130,468)
Proceeds from maturities of short-term investments	618,063	72,025	62,543
Proceeds from sales and maturities of long-term investments	178,428	118,078	30,859
Proceeds from sales of marketable equity securities	—	—	5,454
Purchases of property and equipment	(27,267)	(53,758)	(31,306)
Purchases of non-marketable minority equity investments	(3,498)	(500)	—
Purchases of restricted short-term investments	(275,995)	—	—
Cash acquired from (paid in connection with) an acquisition	(7,185)	—	2,453

Net cash provided by (used in) investing activities	25,140	(250,717)	(114,419)

Cash flows from financing activities:
Repurchases of convertible subordinated debt	(70,485)	(84,366)	(94,386)
Accrual (settlement) of repurchase obligation	—	(9,029)	9,029
Proceeds from issuance of common stock, net	29,720	21,207	11,515
Common stock repurchase program	(7,050)	—	—
Payments on assumed capital lease and debt obligations for Rhapsody acquisition	—	—	(12,583)

Net cash used in financing activities	(47,815)	(72,188)	(86,425)

Effect of exchange rate fluctuations on cash and cash equivalents	(564)	283	813

Net increase (decrease) in cash and cash equivalents	102,626	(280,637)	(156,523)
Cash and cash equivalents, beginning of year	79,375	360,012	516,535

Cash and cash equivalents, end of year	$182,001	$79,375	$360,012

Supplemental disclosure of cash flow information:
Common stock issued for acquisition of Rhapsody, net of acquisition costs	$—	$—	$137,134

Net assets acquired from acquisition of Rhapsody	$—	$—	$3,556

Cash paid for interest	$8,195	$11,165	$14,056

Cash paid for income taxes	$3,193	$4,047	$4,831

See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations of Brocade

Brocade Communications Systems, Inc. (Brocade or the Company) designs, develops, markets, sells, and supports data storage networking products and services, offering a line of storage networking products that enable companies to implement highly available, scalable, manageable, and secure environments for data storage applications. The Brocade SilkWorm family of storage area networking (SAN) products is designed to help companies reduce the cost and complexity of managing business information within a data storage environment. In addition, the Brocade Tapestrytm family of application infrastructure solutions extends the ability to manage and optimize application and information resources across the enterprise. Brocade products and services are marketed, sold, and supported worldwide to end-user customers through distribution partners, including original equipment manufacturers (OEMs), value-added distributors, systems integrators, and value-added resellers.

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

2.	Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Fiscal years 2005 and 2003 were both 52-week fiscal years. Fiscal year 2004 was a 53-week fiscal year. The second quarter of fiscal year 2004 consisted of 14 weeks, which is one week more than a typical quarter.

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

Investments and Equity Securities

Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Investment securities with original or remaining maturities of one year or more are considered long-term investments. Short-term and long-term investments consist of debt securities issued by United States government agencies, municipal government obligations, and corporate bonds and notes. In the first quarter of fiscal year 2005, the Company concluded that it was appropriate to classify its auction rate securities as short-term investments. These investments were previously classified as cash and cash equivalents. Accordingly, we have revised our October 30, 2004 balance sheet to report these securities totaling $35.2 million as short-term investments on the accompanying Consolidated Balance Sheets.

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

Restricted short-term investments consists of debt securities issued by the United States government. These investments are maintained at one major financial institution, and are recorded on the accompanying Consolidated Balance Sheets at fair value.

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

From time to time the Company makes equity investments in non-publicly traded companies. These investments are included in other assets on the accompanying Consolidated Balance Sheets, and are generally accounted for under the cost method if the Company does not have the ability to exercise significant influence over the respective company’s operating and financial policies. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income, net on the Consolidated Statements of Operations. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary (see Note 14). As of October 29, 2005 and October 30, 2004, the carrying values of the Company’s equity investments in non-publicly traded companies were $3.8 million and $0.5 million, respectively.

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

Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out method. Inventory costs include material, labor, and overhead. The Company records inventory write-down based on excess and obsolete inventories determined primarily by future demand forecasts. All of our inventory is located offsite.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of four years are used for computer equipment, software, furniture and fixtures, except for the Company’s enterprise-wide, integrated business information system, which is being depreciated over five to seven years. Estimated useful lives of up to four years are used for engineering and other equipment. Estimated useful life of 30 years is used for buildings. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life of the asset or the remaining term of the lease.

Notes Receivable from Non-Executive Employees

Prior to fiscal year 2003, the Company historically provided loans to various non-executive employees principally related to the respective employees’ relocation to the San Francisco Bay area. The loans are generally evidenced by secured promissory notes to the Company and bear interest at prevailing rates. Notes receivable from employees are included in prepaid expenses and other current assets, and other assets in the accompanying Consolidated Balance Sheets depending upon their remaining term. As of October 29, 2005 and October 30, 2004, the Company had outstanding loans to various employees totaling less than $0.1 million and $1.6 million, respectively.

Accrued Employee Compensation

Accrued employee compensation consists of accrued wages, commissions, payroll taxes, vacation, payroll deductions for the Company’s employee stock purchase plan, and other employee benefit payroll deductions.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments, restricted short-term investments, and accounts receivable. Cash, cash equivalents, short-term and long-term investments, and restricted short-term investments are primarily maintained at six major financial institutions in the United States. Deposits held with banks may be redeemed upon demand and may exceed the amount of insurance provided on such deposits. The Company principally invests in United States government debt securities, United States government agency debt securities and corporate bonds and notes, and limits the amount of credit exposure to any one issuer.

A majority of the Company’s trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of October 29, 2005, three customers accounted for 37 percent, 18 percent, and 10 percent of total accounts receivable. As of October 30, 2004, three customers accounted for 29 percent, 26 percent, and 20 percent of total accounts receivable. The Company performs ongoing credit evaluations of its customers and does not require collateral on accounts receivable balances. The Company has established reserves for credit losses and sales returns, and other allowances. The Company has not experienced material credit losses in any of the periods presented.

For the fiscal years ended October 29, 2005, October 30, 2004, and October 25, 2003, three customers each represented greater than ten percent of the Company’s total revenues for combined totals of 71 percent, 70 percent, and 67 percent of total revenues, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could seriously harm the Company’s financial condition and results of operations.

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

The Company’s business is concentrated in the storage area networking industry, which has been impacted by unfavorable economic conditions and reduced global information technology (“IT”) spending rates. Accordingly, the Company’s future success depends upon the buying patterns of customers in the storage area networking industry, their response to current and future IT investment trends, and the continued demand by such customers for the Company’s products. The Company’s continued success will depend upon its ability to enhance its existing products and to develop and introduce, on a timely basis, new cost-effective products and features that keep pace with technological developments and emerging industry standards.

Revenue Recognition

Product revenue.  Product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. However, for newly introduced products, many of the Company’s large OEM customers require a product qualification period during which the Company’s products are tested and approved by the OEM customer for sale to their customers. Revenue recognition, and related cost, is deferred for shipments to new OEM customers and for shipments of newly introduced products to existing OEM customers until satisfactory evidence of completion of the product qualification has been received from the OEM customer. Revenue from sales to the Company’s master reseller customers is recognized in the same period in which the product is actually sold by the master reseller (sell-through).

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

Costs related to internally developed software and software purchased for internal use are capitalized in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” During the year ended October 28, 2000, the Company purchased an enterprise-wide, integrated business information system. As of October 29, 2005, a net book value of $3.5 million related to the purchase and subsequent implementation and upgrade of this system was included in property and equipment. These costs are being depreciated over the initial estimated useful life of seven years.

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

Foreign Currency Translation

Assets and liabilities of non-United States subsidiaries that operate where the functional currency is the local currency are translated to United States dollars at exchange rates in effect at the balance sheet date with the resulting translation adjustments recorded as a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the period. Where the functional currency is the United States dollar, translation adjustments are recorded in other income or expense.

Stock-Based Compensation

The Company accounts for its stock option plans and its Employee Stock Purchase Plan in accordance with the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued To Employees,” (“APB 25”), whereby the difference between the exercise price and the fair market value on the date of grant is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense is recognized in the Company’s Consolidated Statements of Operations when the exercise price of the Company’s employee stock option grants equals the market price of the underlying common stock on the date of grant, and the measurement date of the option grant is certain. The measurement date is certain when the date of grant is fixed and determinable. When the measurement date is not certain, then the Company records stock compensation expense using variable accounting under APB 25. From 1999 through July 2003, the Company granted 98.8 million options subject to variable accounting as the measurement date of the options grant was not certain. As of October 29, 2005, 3.3 million options with a weighted average exercise price of $13.00 and a weighted average remaining life of 6.1 years remain outstanding and continue to be accounted for under variable accounting. When variable accounting is applied to stock option grants, the Company remeasures the intrinsic value of the options at the end of each reporting period or until the options are exercised, cancelled or expire unexercised. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated under an accelerated vesting method in accordance with FASB Interpretation 28.

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

	Fiscal Year Ended
	October 29,	October 30,	October 25,
	2005	2004	2003

Net income (loss)	$43,121	$(33,694)	$(146,549)
Add: Stock-based employee compensation expense (benefit) included in reported net income (loss), net of tax	(616)	5,007	1,789
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	(19,337)	(37,376)	(35,908)

Pro forma net profit (loss)	$23,168	$(66,063)	$(180,668)

Basic earnings (loss) per share:
As reported	$0.16	$(0.13)	$(0.58)
Pro Forma	$0.09	$(0.25)	$(0.72)
Diluted earnings (loss) per share:
As reported	$0.16	$(0.13)	$(0.58)
Pro Forma	$0.09	$(0.25)	$(0.72)

The fair value of stock options granted under the Plans during fiscal year 2005, and the fair value of common stock issued under the Purchase Plan during fiscal year 2005, was approximately $27.7 million. Pro forma compensation expense associated with stock options granted under the Plans during fiscal year 2005, and common stock issued under the Purchase Plan during fiscal year 2005, was approximately $9.8 million.

When the measurement date is certain, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for each respective fiscal year ended:

	Employee Stock Option Plans			Employee Stock Purchase Plan
	October 29,	October 30,	October 25,	October 29,	October 30,	October 25,
	2005	2004	2003	2005	2004	2003

Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.7-4.1%	1.8-3.5%	1.2-3.0%	2.5-3.4%	1.0-1.5%	0.9-1.0%
Expected volatility	45.8%	52.0%	70.5%	45.8%	43.6%	63.5%
Expected life (in years)	2.8	2.7	1.9	0.5	0.5	0.5

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options. Under the Black-Scholes option-pricing model, the weighted-average fair value of employee stock options granted during the years ended October 29, 2005, October 30, 2004, and October 25, 2003, was $1.94 per share, $1.97 per share, and $1.96 per share, respectively. When the measurement date is not certain, compensation cost is estimated based on the intrinsic value of the award remeasured at the end of each reporting period.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — an amendment of ARB No. 43” (“SFAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 will have material impact on its financial position, results of operations, and cash flows.

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R is effective for the first interim or annual reporting period of the company’s first fiscal year that begins on or after June 15, 2005. The Company expects the adoption of SFAS 123R to have a negative impact on its financial position, results of operations, and cash flows. See Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements for information related to the pro forma effects on the Company’s reported net income (loss) and net income (loss) per share of applying the fair value recognition provision of the previous SFAS 123 to stock-based compensation.

In March 2005, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin 107, “Share-Based Payments,” (“SAB 107”). The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123R.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The Statement applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.

In June 2005, the FASB issued FASB Staff Position No. 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”). FSP 143-1 was issued to address the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. The Directive obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment effective August 13, 2005. FSP 143-1 requires commercial users to apply the provisions of SFAS 143, Accounting for Conditional Asset Retirement Obligations, and the related FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, to the obligation associated with historical waste. FSP 143-1 is effective the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable European Union-member. The Company is in the process of determining the effect of the adoption of FSP 143-1 will have on its financial position, results of operations, and cash flows.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation except where information required to make those reclassifications is not available. For fiscal years 2005 and 2004, engineering costs related to the ongoing maintenance of existing products is included in cost of revenues. However, since the information required to separately identify these costs in fiscal year 2003 was not available, these engineering costs are included in research and development expense in fiscal year 2003.

3.	Acquisitions

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

Rhapsody Networks, Inc.

On January 27, 2003, the Company completed its acquisition of Rhapsody Networks, Inc. (“Rhapsody”), a provider of next-generation intelligent switching platforms. In exchange for all of the outstanding securities of Rhapsody, the

Company issued 19.8 million shares of its common stock and assumed warrants to purchase 0.4 million shares of Brocade common stock and options to purchase 0.3 million shares of Brocade common stock. In addition, in the second quarter of fiscal year 2004, the Company recorded a $6.9 million charge in settlement of a claim relating to its acquisition of Rhapsody. Under the terms of the settlement, in the third quarter of fiscal year 2004 the Company issued 1.3 million shares of its common stock to the former Rhapsody shareholders in exchange for a release of claims.

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

During the three months ended October 30, 2004, the Company recorded a reduction of $1.0 million to restructuring costs, primarily because actual payments were lower than the estimated amount. No other material changes in estimates were made to the fiscal 2004 second quarter restructuring accrual. As of October 29, 2005, there were no remaining liabilities related to this restructuring.

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

During the year ended October 29, 2005, the Company recorded a $0.7 million of restructuring reversal, primarily due to recovery of amounts previously written off. During the year ended October 30, 2004, the Company recorded a reduction of $0.5 million to restructuring costs, primarily due to lower than expected outplacement and contract termination costs. No other material changes in estimates were made to the fiscal 2003 second quarter restructuring accrual. As of October 29, 2005, there were no remaining liabilities related to this restructuring.

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

No material changes in estimates were made to the fiscal 2003 first quarter restructuring accrual. As of October 29, 2005, there were no remaining liabilities related to this restructuring.

The following table summarizes the total restructuring costs incurred and charged to restructuring expense during the second quarter of fiscal year 2004 and the first and second quarters of fiscal year 2003, costs paid or otherwise settled, and the remaining unpaid or otherwise unsettled accrued liabilities (in thousands) as of October 29, 2005:

		Contract
	Severance	Terminations	Equipment
	and Benefits	and Other	Impairment	Total

Fiscal 2003 restructuring costs	$12,714	$2,425	$5,867	$21,006
Cash payments	(10,019)	(1,938)	—	(11,957)
Non-cash charges	(2,221)	—	(5,867)	(8,088)
Adjustments	(178)	—	—	(178)

Remaining accrued liabilities at October 25, 2003	296	487	—	783
Cash payments for 2003 restructuring	(43)	(255)	—	(298)
Adjustments for 2003 restructuring	(225)	(232)	—	(457)

Remaining accrued liabilities for 2003 restructuring	28	—	—	28

Fiscal 2004 second quarter restructuring costs	7,480	1,740	1,241	10,461
Cash payments for 2004 restructuring	(5,661)	(1,692)	—	(7,353)
Non-cash charges	—	—	(1,241)	(1,241)
Adjustments	(981)	(48)	—	(1,029)

Remaining accrued liabilities for 2004 restructuring	838	—	—	838

Total restructuring accrued liabilities at October 30, 2004	866	—	—	866
Cash payments for 2003 restructuring	(28)	—	—	(28)
Cash payments for 2004 restructuring	(838)	—	—	(838)

Total restructuring accrued liabilities at October 29, 2005	$—	$—	$—	$—

5.	Liabilities Associated with Facilities Lease Losses and Asset Impairment Charges

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

The following table summarizes the activity related to the facilities lease loss reserve, net of expected sublease income (in thousands):

Lease Loss
Reserve

Reserve balances at October 25, 2003	$24,277
Reversal of previously recorded lease loss reserve associated with building purchase	(16,933)
Additional reserve booked as a result of November 2003 facilities leases	20,855
Cash payments on facilities leases	(5,910)
Non-cash charges and other adjustments, net	187

Reserve balances at October 30, 2004	22,476
Cash payments on facilities leases	(5,202)
Non-cash charges and other adjustments, net	(134)

Reserve balances at October 29, 2005	$17,140

Cash payments for facilities leases related to the above noted facilities lease loss reserve will be paid over the respective lease terms through fiscal year 2010.

6.	Balance Sheet Details

The following tables provide details of selected balance sheet items (in thousands):

	October 29,	October 30,
	2005	2004

Inventories:
Raw materials	$1,517	$1,950
Finished goods	9,513	3,647

Total	$11,030	$5,597

Property and equipment, net:
Computer equipment and software	$68,294	$63,524
Engineering and other equipment	123,811	111,109
Furniture and fixtures	4,136	4,429
Land and building	30,000	30,000
Leasehold improvements	41,696	39,520

	267,937	248,582
Less: Accumulated depreciation and amortization	(159,819)	(123,881)

Total	$108,118	$124,701

Other accrued liabilities:
Income taxes payable	$36,923	$27,769
Accrued warranty	1,746	4,669
Inventory purchase commitments	6,634	4,326
Accrued sales programs	8,327	8,231
Accrued restructuring	—	866
Other	20,153	12,072

Total	$73,783	$57,933

Leasehold improvements at October 29, 2005 and October 30, 2004 are shown net of estimated impairments related to facilities lease losses (see Note 5).

7.	Investments and Equity Securities

The following tables summarize the Company’s investments and equity securities (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

October 29, 2005
U.S. government and its agencies and municipal obligations	$413,574	$—	$(2,629)	$410,945
Corporate bonds and notes	173,021	11	(1,576)	171,456
Equity securities	34	2	—	36

Total	$586,629	$13	$(4,205)	$582,437

Reported as:
Short-term investments				$209,865
Restricted short-term investments				277,230
Other current assets				36
Long-term investments				95,306

Total				$582,437

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

October 30, 2004
U.S. government agencies and municipal obligations	$526,953	$1,307	$(972)	$527,288
Corporate bonds and notes	130,604	146	(505)	130,245
Equity securities	694	164	—	858

Total	$658,251	$1,617	$(1,477)	$658,391

Reported as:
Short-term investments				$406,933
Other current assets				858
Long-term investments				250,600

Total				$658,391

For the year ended October 29, 2005, gross realized losses on sales of marketable equity securities were $5.2 million primarily associated with the defeasance of the indenture agreement relating to the Company’s 2% Convertible Notes. For the year ended October 30, 2004, gross realized gains on sales of marketable equity securities were $0.2 million. For the year ended October 25, 2003, gross realized gains on sales of marketable equity securities were $2.7 million. At October 29, 2005 and October 30, 2004, net unrealized holding gains (loss) of $(4.2) million and $0.1 million, respectively, were included in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

The following table provides the breakdown of the investments with unrealized losses at October 29, 2005 and October 30, 2004 (in thousands):

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

October 29, 2005
U.S. government and its agencies and municipal obligations	$324,219	$(1,769)	$69,376	$(860)	$393,595	$(2,629)
Corporate bonds and notes	95,303	(1,050)	54,206	(526)	149,509	(1,576)

Total	$419,522	$(2,819)	$123,582	$(1,386)	$543,104	$(4,205)

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

October 30, 2004
U.S. government agencies and municipal obligations	$175,667	$(972)	$—	$—	$175,667	$(972)
Corporate bonds and notes	95,256	(427)	5,321	(78)	100,577	(505)

Total	$270,923	$(1,399)	$5,321	$(78)	$276,244	$(1,477)

The gross unrealized losses related to fixed income securities were due to changes in interest rates. The Company’s management has determined that the gross unrealized losses on its investment securities at October 29, 2005 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better.

The following table summarizes the maturities of the Company’s investments in debt securities issued by United States government agencies, municipal government obligations, and corporate bonds and notes as of October 29, 2005 (in thousands):

	Amortized
	Cost	Fair Value

Less than one year	$489,680	$487,095
Due in 1 - 2 years	83,226	81,872
Due in 2 - 3 years	13,689	13,434

Total	$586,595	$582,401

8.	Convertible Subordinated Debt

On December 21, 2001, and January 10, 2002, the Company sold, in private placements pursuant to Section 4(2) of the Securities Act of 1933, as amended, an aggregate of $550 million in principal amount, two percent convertible subordinated notes due January 2007 (the “Notes” or “Convertible Subordinated Debt”). The initial purchasers purchased the Notes from the Company at a discount of 2.25 percent of the aggregate principal amount. Holders of the Notes may, in whole or in part, convert the Notes into shares of the Company’s common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (approximately 6.4 million shares may be issued upon conversion based on outstanding debt of $278.9 million as of October 29, 2005) at any time prior to maturity on January 1, 2007, subject to earlier redemption. Under the original term of the Notes, at any time on or after January 5, 2005, the Company was entitled to redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price

Beginning on January 5, 2005 and ending on December 31, 2005	100.80%
Beginning on January 1, 2006 and ending on December 31, 2006	100.40%
On January 1, 2007	100.00%

The Company is required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Debt issuance costs of $12.4 million are being amortized over the term of the notes. The amortization of debt issuance costs will accelerate upon early redemption or conversion of the notes. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures. As of October 29, 2005, the remaining balance of unamortized debt issuance costs was $1.4 million, which is included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

During fiscal years 2005 and 2004, the Company repurchased on the open market $73.4 million and $90.7 million in face value of its Convertible Subordinated Debt, respectively. For the year ended October 29, 2005, the Company paid an average of $0.96 for each dollar of face value for an aggregate purchase price of $70.5 million, which resulted in a pre-tax gain of $2.3 million. For the year ended October 30, 2004, the Company paid an average of $0.93 for each dollar of face value for an aggregate purchase price of $84.4 million, which resulted in a pre-tax gain of $5.6 million. As of October 29, 2005, the remaining balance outstanding of the convertible subordinated debt was $278.9 million.

On August 23, 2005, in accordance with the terms of the indenture agreement dated December 21, 2001 with respect to the Convertible Subordinated Debt, the Company elected to deposit securities with the trustee of the Notes (the “Trustee”), which fully collateralized the outstanding notes, and to discharge the indenture agreement. Pursuant to this election, the Company provided an irrevocable letter of instruction to the Trustee to issue a notice of redemption on June 26, 2006 and to redeem the Notes on August 22, 2006 (the “Redemption Date”). Over the course of the next year, the Trustee, using the securities deposited with them, will pay to the noteholders (1) all the interest scheduled to become due per the original note prior to the Redemption Date, and (2) all the principal and remaining interest, plus a call premium of 0.4% of the face value of the Notes, on the Redemption Date. As of October 29, 2005, the Company had an aggregate of $277.2 million in interest-bearing U.S. securities with the Trustee. The securities will remain on the Company’s balance sheet as restricted short-term investments until the Redemption Date. The Company recorded a loss on investments of $4.7 million in the three months ended October 29, 2005 with respect to the disposition of certain short-term and long-term investments that was necessary to deposit the securities with the Trustee.

The notes are not listed on any securities exchange or included in any automated quotation system, however, the notes are eligible for trading on the Portalsm Market. On October 28, 2005, the average bid and ask price on the Portal Market of the notes was 97.9, resulting in an aggregate fair value of approximately $273.2 million.

9.	Commitments and Contingencies

Leases

The Company leases its facilities under various operating lease agreements expiring through August 2010. In connection with these agreements the Company has signed unconditional, irrevocable letters of credit totaling $8.3 million as security for the leases. In addition to base rent, many of the operating lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses. Rent expense for the years ended October 29, 2005, October 30, 2004, and October 25, 2003 was $10.7 million, $11.2 million, and $22.7 million, respectively.

Future minimum lease payments under all non-cancelable operating leases at October 29, 2005 were as follows (in thousands):

Operating
Fiscal Year Ended October	Leases

2006	$16,298
2007	14,290
2008	13,815
2009	13,812
2010	11,653

Total minimum lease payments	$69,868

As of October 29, 2005, the Company has recorded $17.1 million in facilities lease loss reserves related to future lease commitments for unused space, net of expected sublease income (see Note 5).

Product Warranties

The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience. The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities on the accompanying Consolidated Balance Sheets. For the three months ended January 29, 2005, the Company recorded a warranty benefit of approximately $1.9 million as a result of a change in warranty terms with a customer. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the years ended October 29, 2005 and October 30, 2004 (in thousands):

Accrued
Warranty

Balance at October 25, 2003	$3,723
Liabilities accrued	2,890
Claims paid	(474)
Changes in liability for pre-existing warranties	(1,470)

Balance at October 30, 2004	4,669
Liabilities accrued	1,053
Claims paid	(582)
Changes in liability for pre-existing warranties	(3,394)

Balance at October 29, 2005	$1,746

In addition, the Company has standard indemnification clauses contained within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of October 29, 2005, there have been no known events or circumstances that have resulted in an indemnification related liability to the Company.

Manufacturing and Purchase Commitments

The Company has a manufacturing agreement with Hon Hai Precision Industry Co. (“Foxconn”) under which the Company provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to the Company’s customers. The required lead-time for placing orders with Foxconn depends on the specific product. As of October 29,2005, the Company’s aggregate commitment to Foxconn for inventory components used in the manufacture of Brocade products was $42.4 million, net of purchase commitment reserves of $6.6 million, which the Company expects to utilize during future normal ongoing operations. The Company’s purchase orders placed with Foxconn are cancelable, however if cancelled, the agreement with Foxconn requires the

Company to purchase from Foxconn all inventory components not returnable, usable by, or sold to, other customers of Foxconn.

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

Beginning on or about May 19, 2005, several securities class action complaints were filed against the Company and certain of its current and former officers. These actions were filed on behalf of purchasers of the Company’s stock from February 2001 to May 2005. These complaints were filed in the United States District Court for the Northern District of California. On January 12, 2006, the Court appointed a lead plaintiff and lead counsel and ordered that a consolidated complaint be filed by March 3, 2006. The securities class action complaints allege, among other things, violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek unspecified monetary damages and other relief against the defendants. The complaints generally allege that the Company and the individual defendants made false or misleading public statements regarding the Company’s business and operations. These lawsuits followed the Company’s restatement of certain financial results due to stock-based compensation accounting issues.

Beginning on or about May 24, 2005, several derivative actions were also filed against certain of the Company’s current and former directors and officers. These actions were filed in the United States District Court for the Northern District of California and in the California Superior Court in Santa Clara County. The complaints allege that certain of the Company’s officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The derivative actions pending in the District Court for the Northern District of California were consolidated and the Court created a Lead Counsel structure. The derivative plaintiffs filed a consolidated complaint on October 7, 2005 and the Company filed a motion to dismiss that action on October 27, 2005. On January 6, 2006, Brocade’s motion was granted and the consolidated complaint was dismissed with leave to amend. The derivative actions pending in the Superior Court in Santa Clara County were consolidated. The derivative plaintiffs filed a consolidated complaint on September 19, 2005. The Company filed a motion to stay that action in deference to the substantially identical consolidated derivative action pending in the District Court, and on November 15, 2005, the Court stayed the action.

No amounts have been recorded in the accompanying Consolidated Financial Statements associated with these matters.

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

In accordance with the Exchange Program, on January 9, 2003, the Company cancelled 58.7 million outstanding stock options and issued promises to grant new stock options to participating employees. On July 10, 2003, the first business day that was six months and one day after the cancellation of the exchanged options, the Company granted to participating employees 26.6 million new stock options at an exercise price of $6.54 per share. The exercise price per share of the new stock options was equal to the fair market value of the Company’s common stock at the close of regular trading on July 10, 2003. As of October 29, 2005, 13.0 million of these options, or approximately five percent of the Company’s outstanding common stock, remain outstanding and could have a dilutive effect on the Company’s future earnings per share to the extent that the future market price of the Company’s common stock exceeds $6.54 per share. No financial or accounting effect to the Company’s financial position, results of operations, or cash flows for the years ended October 29, 2005, October 30, 2004 and October 25, 2003 was associated with this transaction.

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

Employee Stock Purchase Plan

In March 1999, the Board of Directors approved the adoption of the Company’s 1999 Employee Stock Purchase Plan (the Purchase Plan), and the Company’s shareholders approved the Purchase Plan in April 1999. The Purchase Plan permits eligible employees to purchase shares of the Company’s common stock through payroll deductions at 85 percent of the fair market value at certain plan-defined dates. The maximum number of shares of the Company’s common stock available for sale under the Purchase Plan is 37.2 million shares, plus an annual increase to be added on the first day of the Company’s fiscal year, equal to the lesser of 20.0 million shares, or 2.5 percent of the outstanding shares of common stock at such date. Accordingly, on October 30, 2005 and October 31, 2004, 6.7 million and 6.6 million additional shares, respectively, were made available for issuance under the Purchase Plan. During the years ended October 29, 2005, October 30, 2004, and October 25, 2003, the Company issued 2.8 million shares, 2.3 million shares, and 2.4 million shares, respectively, under the Purchase Plan. At October 29, 2005, 28.3 million shares were available for future issuance under the Purchase Plan.

Deferred Stock Compensation

In the three months ended July 29, 2005, the Company recorded $1.5 million of deferred stock compensation in connection with its acquisition of Therion. In addition, in the second quarter of fiscal 2003, the Company also recorded $1.7 million of deferred stock compensation in connection with its acquisition of Rhapsody. The deferred stock compensation represents the intrinsic value of unvested restricted common stock and assumed stock options, and is being amortized over the respective remaining service periods on a straight-line basis (see Note 3, “Acquisitions,” of the Notes to Consolidated Financial Statements). As of October 29, 2005, the remaining unamortized balance of the deferred stock compensation related to the Therion acquisition was approximately $1.2 million and the deferred stock compensation related to the Rhapsody acquisition has been substantially amortized.

In addition to the deferred stock compensation connected with the Company’s acquisitions of Rhapsody and Therion, the Company has recorded deferred stock compensation arising from stock option grants subject to variable accounting, change in measurement dates and restricted stock award grants to certain employees. Compensation expense resulting from these non-acquisition related grants are included in cost of revenues, R&D, sales and marketing, or G&A, based on the department of the employee receiving the award. Accordingly, the consolidated statements of operations caption entitled “amortization of deferred stock compensation” does not include the compensation expense arising from these awards. As of October 29, 2005, the remaining unamortized balance of non-acquisition related deferred stock compensation was $2.0 million.

Deferred stock compensation is presented as a reduction of stockholders’ equity and amortized ratably over the vesting period of the applicable options. The Company recorded $1.5 million, $0.5 million, and $0.6 million, as amortization of deferred stock compensation during the years ended October 29, 2005, October 30, 2004, and October 25, 2003, respectively. Deferred stock compensation is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder’s services.

Total stock-based compensation expense recognized for the years ended October 29, 2005, October 30, 2004, and October 25, 2003 was $0.4 million, $5.0 million and $1.7 million, respectively. At October 29, 2005, total unamortized deferred stock compensation was $3.2 million.

1999 Director Option Plan

In March 1999, the Board of Directors approved the 1999 Director Option Plan (the “Director Plan”) and the Company’s shareholders approved the Director Plan in April 1999. The Director Plan provides for the grant of common stock to Directors of the Company. At October 29, 2005, the Company had reserved 1.6 million shares of authorized but unissued shares of common stock for future issuance under the Director Plan. Of this amount, 1.1 million shares were outstanding, and 0.5 million shares were available for future grants.

1999 Stock Plan

In March 1999, the Board of Directors approved the Company’s 1999 Stock Plan (the “1999 Plan”) and the Company’s shareholders approved the 1999 Plan in April 1999. The 1999 Plan provides for the grant of incentive stock options and/or nonstatutory stock options to employees. Per the terms of the 1999 Plan, the maximum number of shares of the Company’s common stock available for sale under the 1999 Plan is 132.0 million shares, plus an annual increase to be added on the first day of the Company’s fiscal year, equal to the lesser of 40.0 million shares, or 5.0 percent of the outstanding shares of common stock at such date. Accordingly, on October 30, 2005 and October 31, 2004, 13.5 million and 13.2 million additional shares, respectively, were made available for grant under the 1999 Plan. At October 29, 2005, the Company had reserved 73.0 million shares of authorized but unissued shares of common stock for future issuance under the 1999 Plan. Of this amount, 32.4 million shares were outstanding, and 40.6 million shares were available for future grants.

1999 Nonstatutory Stock Option Plan

In September 1999, the Board of Directors approved the Company’s 1999 Nonstatutory Stock Option Plan (the “NSO Plan”). The NSO Plan provides for the grant of nonstatutory stock options to employees and consultants. A total of 51.4 million shares of common stock have been reserved for issuance under the NSO Plan. At October 29, 2005, the Company had reserved approximately 45.0 million shares of authorized but unissued shares of common stock for future issuance under the NSO Plan. Of this amount, 11.1 million shares were outstanding, and 33.9 million shares were available for future grants.

Rhapsody Stock Option Plan

In January 2003, in connection with the Rhapsody acquisition, the Company assumed the Rhapsody’s Stock Option Plan (the “Rhapsody Plan”). The Rhapsody Plan provides for the grant of incentive stock options and/or nonstatutory stock options to employees and consultants. At October 29, 2005, there were 0.2 million shares outstanding, and there were no available shares for future grants under the Rhapsody Plan.

Therion Stock Option Plan

In May 2005, in connection with the Therion acquisition, the Company assumed the Therion’s Stock Option Plan (the “TherionPlan”). The Therion Plan provides for the grant of incentive stock options and/or nonstatutory stock options to employees and consultants. At October 29, 2005, there were 0.4 million shares outstanding under the Therion Plan, and there were no available shares for future grants.

Stock Options

The Company, under the various stock option plans (the “Plans”) discussed above, grants stock options for shares of common stock to employees and directors. In accordance with the Plans, the stated exercise price for non-qualified stock options shall not be less than 85 percent of the estimated fair market value of common stock on the date of grant. Incentive stock options may not be granted at less than 100 percent of the estimated fair market value of the common stock, and stock options granted to a person owning more than 10 percent of the combined voting power of all classes of stock of the Company must be issued at 110 percent of the fair market value of the stock on the date of grant. The Plans provide that the options shall be exercisable over a period not to exceed ten years. The majority of options granted under the Plans vest over a period of four years. Certain options granted under the Plans vest over shorter periods. At October 29, 2005, the Company had cumulatively reserved 120.2 million shares of authorized but unissued shares of common stock for future issuance under the Plans. Of this amount, 45.2 million shares were outstanding, and 75.0 million shares were available for future grants.

The following table summarizes stock option plan activity under all of the Plans (in thousands except per share amounts):

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	October 29, 2005		October 30, 2004		October 25, 2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	49,524	$7.12	46,591	$7.70	78,982	$34.71
Granted	11,488	$5.15	15,319	$5.52	42,272	$6.04
Exercised	(3,836)	$4.98	(2,705)	$4.83	(1,113)	$0.61
Cancelled	(11,997)	$8.02	(9,681)	$7.52	(73,550)	$35.82

Outstanding at end of year	45,179	$6.59	49,524	$7.14	46,591	$7.70

Exercisable at end of year	25,963	$7.52	24,654	$7.99	19,475	$8.33

The following table summarizes information about stock options outstanding and exercisable at October 29, 2005 (in thousands except number of years and per share amounts):

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Prices	Number	Years	Exercise Price	Number	Exercise Price

$0.01 - $4.93	9,041	6.58	$3.72	2,919	$3.34
$4.97 - $6.93	34,071	6.59	$6.08	21,174	$6.19
$7.06 - $25.34	1,552	5.24	$14.93	1,363	$15.45
$28.11 - $45.53	181	4.47	$36.96	181	$36.97
$62.00 - $104.94	334	4.73	$81.39	326	$81.39

$0.01 - $104.94	45,179	6.52	$6.59	25,963	$7.52

From May 1999 through July 2003, the Company granted 98.8 million options subject to variable accounting as the measurement date of the options grant was not certain. As of October 29, 2005, 3.3 million options with a weighted average exercise price of $13.00 and a weighted average remaining life of 6.1 years remain outstanding and continue to be accounted for under variable accounting.

The dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, for the year ended October 29, 2005 were 2.1 million. There was no dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, for the years ended October 30, 2004 or October 25, 2003, as the Company had a net loss for each of those years.

Equity Compensation Plan Information

The following table summarizes information, as of October 29, 2005, with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans (in thousands except per share amounts):

	A		B	C
				Number of Securities
				Remaining Available
	Number of		Weighted	for Future Issuance
	Securities to be		Average	Under Equity
	Issued upon		Exercise Price	Compensation Plans
	Exercise of		of Outstanding	(Excluding Securities
Plan Category	Outstanding Options		Options	Reflected in Column A)

Equity compensation plans approved by shareholders(1)	34,093	(3)	$6.17	41,129	(4)
Equity compensation plans not approved by shareholders(2)	11,086	(5)	$7.88	33,828

Total	45,179		$6.59	74,957

(1)	Consists of the Purchase Plan, the Director Plan, the 1999 Plan, the Rhapsody Plan, and the Therion Plan. Both the Rhapsody Plan and Therion Plan were assumed in connection with acquisitions.

(2)	Consists solely of the NSO Plan.

(3)	Excludes purchase rights accruing under the Purchase Plan. As of October 29, 2005, the Purchase Plan had a shareholder-approved reserve of 37.2 million shares, of which 28.3 million shares were available for future issuance.

(4)	Consists of shares available for future issuance under the Purchase Plan, the Director Plan, the 1999 Plan, the Rhapsody Plan, and the Therion Plan.

(5)	Substantially all shares were granted prior to fiscal year ended October 25, 2003.

Employee 401(k) Plan

The Company sponsors the Brocade Communications Systems, Inc. 401(k) Plan (the Plan), which qualifies under Section 401(k) of the Internal Revenue Code and is designed to provide retirement benefits for its eligible employees through tax deferred salary deductions.

Through December 31, 2001, employees could contribute from 1 percent to 20 percent of their eligible compensation to the Plan. Effective January 1, 2002, the employee contribution limit was increased to 60 percent of eligible compensation. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of $1,500 per year per person. Beginning as of the first day of fiscal year 2006, the Company will match employee contributions dollar for dollar up to a maximum of $2,000 per year per person. All matching contributions vest immediately. The Company’s matching contributions to the Plan totaled $1.4 million, $1.5 million, and $1.5 million for the years ended October 29, 2005, October 30, 2004, and October 25, 2003, respectively.

11.	Income Taxes

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended
	October 29,	October 30,	October 25,
	2005	2004	2003

United States	$20,398	$(46,684)	$(137,293)
International	34,800	27,060	2,596

Total	$55,198	$(19,624)	$(134,697)

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended
	October 29,	October 30,	October 25,
	2005	2004	2003

Federal:
Current	$2,942	$—	$—
Deferred	—	—	—

	2,942	—	—

State:
Current	2,826	428	431
Deferred	—	—	—

	2,826	428	431

Foreign:
Current	6,309	13,642	11,421
Deferred	—	—	—

	6,309	13,642	11,421

Total	$12,077	$14,070	$11,852

The difference between the United States federal statutory rate and the Company’s income tax provision for financial statement purposes consisted of the following:

	Fiscal Year Ended
	October 29,	October 30,	October 25,
	2005	2004	2003

Provision for (benefit from) income taxes at statutory rate	35.0%	(35.0)%	(35.0)%
State taxes, net of federal tax benefit	4.1	1.8	0.3
Foreign income taxed at other than U.S. rates	(10.7)	14.7	7.5
In-process research and development	4.9	—	35.0
Research and development credit	(0.3)	(31.5)	(10.7)
Other permanent items	2.9	1.7	(0.9)
Tax on repatriated foreign earnings under Act, net of credits	7.2	—	—
Change in valuation allowance	(21.2)	120.0	12.6

Provision for income taxes	21.9%	71.7%	8.8%

The American Jobs Creation Act of 2004 (the “AJCA”) was enacted on October 22, 2004. One provision of the AJCA effectively reduces the tax rate on qualifying repatriation of earnings held by foreign-based subsidiaries to approximately 5.25 percent. Normally, such repatriations would be taxed at a rate of up to 35 percent. In the fourth quarter of fiscal year 2005, the Company made the decision that it would repatriate approximately $78.2 million under the AJCA. This repatriation of earnings triggered a U.S. federal tax payment of approximately $3.4 million and a state tax payment of approximately $0.6 million. These amounts are reflected in the current income tax expense. Prior to the AJCA, the Company did not provide deferred taxes on undistributed earnings of foreign subsidiaries as the Company intended to utilize these earnings through expansion of its business operations outside the United States for an indefinite period of time.

The Company intends to indefinitely reinvest any undistributed earnings of foreign subsidiaries that are not repatriated under the AJCA and therefore has not provided deferred taxes on approximately $38.9 million of undistributed earnings as of October 29, 2005. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company could be subject to additional U.S. income taxes, subject to an adjustment for foreign tax credits, and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

The components of net deferred tax assets are as follows (in thousands):

	October 29,	October 30,
	2005	2004

Net operating loss carryforwards	$157,393	$152,744
Variable stock option compensation charge	4,957	5,741
Tax credit carryforwards	66,046	62,883
Reserves and accruals	57,631	70,135
Capitalized research expenditures	22,257	27,526
Net unrealized losses on investments	1,675	3,569
Other	177	262

Total	310,136	322,860
Less: Valuation allowance	(310,136)	(322,860)

Net deferred tax assets	$—	$—

During the year ended October 29, 2005, the Company had a change in valuation allowance of $12.7 million. The cumulative valuation allowance has been placed against the gross deferred tax assets. The valuation allowance will be reduced in the period in which the Company is able to utilize the deferred tax assets on its tax return, resulting in a reduction in income tax payable. The tax benefit of these credits and loss carryforwards attributable to non compensatory stock options will be accounted for as a credit to shareholders’ equity rather than a reduction of income tax expense. Included in the valuation allowance is $162.9 million and $159.1 million as of October 29, 2005 and October 30, 2004, respectively, that would be credited to shareholders’ equity associated with stock options.

As of October 29, 2005, the Company had federal net operating loss carryforwards of $425.7 million and state net operating loss carryforwards of $193.0 million. Additionally, the Company has $36.2 million of federal tax credits and $45.9 million of state tax credits. The federal net operating loss and other tax credit carryforwards expire on various dates between 2016 through 2024; the state net operating loss carryforwards expire on various dates between 2007 through 2024. Under the current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by statute or upon the occurrence of certain events, including significant changes in ownership interests.

12.	Segment Information

The Company is organized and operates as one operating segment: the design, development, manufacturing, marketing and selling of infrastructure for storage area networks (“SANs”). The Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM), as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The CODM allocates resources and assesses the performance of the Company based on consolidated revenues and overall profitability.

Revenues are attributed to geographic areas based on the location of the customer to which products are shipped. Domestic revenues include sales to certain OEM customers who take possession of Brocade products domestically and then distribute those products to their international customers. Domestic and international revenues were 63 percent and 37 percent of total revenues, respectively, for the year ended October 29, 2005, 65 percent and 35 percent of total revenues, respectively, for the year ended October 30, 2004, and 67 percent and 33 percent of total revenues, respectively, for the year ended October 25, 2003. To date, service revenue has not exceeded 10 percent of total revenues.

For the year ended October 29, 2005, three customers accounted for 29 percent, 21 percent, and 21 percent of total revenues, respectively. For the year ended October 30, 2004, the same three customers accounted for 29 percent, 22 percent, and 19 percent of total revenues, respectively. For the year ended October 25, 2003, also the same three customers accounted for 30 percent, 20 percent, and 17 percent of total revenues, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company’s financial condition or results of operations.

Geographic information for the years ended October 29, 2005, October 30, 2004, and October 25, 2003 are presented below (in thousands).

	Fiscal Year Ended
	October 29,	October 30,	October 25,
	2005	2004	2003

Net Revenues:
North America (principally the United States)	$373,710	$387,225	$351,576
Europe, the Middle East, and Africa	139,741	153,114	134,669
Asia Pacific	60,669	55,926	39,032

Total	$574,120	$596,265	$525,277

The majority of the Company’s assets as of October 29, 2005, October 30, 2004, and October 25, 2003 were attributable to its United States operations.

13.	Interest and Other Income, net

Interest and other income, net consisted of the following (in thousands):

	Fiscal Year Ended
	October 29,	October 30,	October 25,
	2005	2004	2003

Interest income	$22,270	$19,619	$19,099
Other income (expense), net	386	(833)	(675)

Total	$22,656	$18,786	$18,424

14.	Gain on Investments, net

Net loss on investments of $5.1 million for the year ended October 29, 2005 consisted of $5.2 million losses on the disposition of portfolio investments primarily associated with the defeasance of the indenture agreement relating to the Company’s 2% Convertible Notes, offset by $0.1 million gains on the disposition of non-marketable private strategic investments. Net gain on investments of $0.4 million for the year ended October 30, 2004 consisted of gains on the disposition of non-marketable private strategic investments. Net gain on investments of $3.6 million for the year ended October 25, 2003 consisted of a gain on the disposition of private strategic investments of $3.1 million, and a gain of $2.7 million that resulted from the acquisition of a non-publicly traded company in which the Company had a minority equity investment, offset by an impairment charge of $2.2 million that resulted from an other-than-temporary decline in the estimated fair value of a equity investment in a different non-publicly traded company. The carrying value of the Company’s equity investments in non-publicly traded companies at October 29, 2005 and October 30, 2004 was $3.8 million and $0.5 million, respectively.

15.	Net Income (Loss) per Share

The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Fiscal Year Ended
	October 29,	October 30,	October 25,
	2005	2004	2003

Net income (loss)	$43,121	$(33,694)	$(146,549)

Basic and diluted net income (loss) per share:
Weighted-average shares of common stock outstanding	268,256	260,849	251,275
Less: Weighted-average shares of common stock subject to repurchase	(80)	(403)	(665)

Weighted-average shares used in computing basic net income (loss) per share	268,176	260,446	250,610
Dilutive potential common shares	2,084	—	—

Weighted-average shares used in computing diluted net income per share	270,260	260,446	250,610

Basic net income (loss) per share	$0.16	$(0.13)	$(0.58)

Diluted net income (loss) per share	$0.16	$(0.13)	$(0.58)

For the years ended October 29, 2005, potential common shares in the form of stock options to purchase 30.6 million weighted-average shares of common stock were antidilutive and, therefore, not included in the computation of diluted earnings per share. For the years ended October 30, 2004 and October 25, 2003, stock option outstanding of 49.5 million shares and 46.6 million shares, respectively, were antidilutive as the Company had a net loss and, therefore, not included in the computation of diluted earnings per share. In addition, for the years ended October 29, 2005, October 30, 2004 and October 25, 2003, potential common shares resulting from the potential conversion of the Company’s convertible subordinated debt of 6.8 million, 9.2 million and 12.0 million weighted-average common shares were antidilutive, respectively, and, therefore, not included in the computation of diluted earnings per share.

16.	Related Party and Other Transactions

Larry W. Sonsini was a director of Brocade until March 2005. Mr. Sonsini is a member and Chairman and CEO of Wilson Sonsini Goodrich & Rosati, Professional Corporation (“WSGR”), the Company’s principal outside legal counsel. Aggregate fees billed to the Company by WSGR for legal services rendered, including general corporate counseling, litigation services, merger and acquisition related services, and services related to the Company’s audit committee internal review and SEC investigation, during the years ended October 29, 2005, October 30, 2004, and October 25, 2003, were $6.7 million, $0.6 million, and $1.2 million, respectively. The Company believes that the services rendered to the Company by WSGR have been on terms no more favorable than those with unrelated parties.

The Company reimbursed Mr. Gregory L. Reyes, Brocade’s former Chairman of the Board and Chief Executive Officer, for expenses incurred by Mr. Reyes in the operation of his private plane when used for Brocade business. Mr. Reyes also served as a Director of Brocade until April 2005, and Advisor until July 2005. During fiscal years 2005, 2004 and 2003, the Company incurred expenses of approximately zero, $360,000 and $300,000, respectively, for expenses incurred by Mr. Reyes pursuant to this reimbursement agreement. The amount reimbursed to Mr. Reyes was consistent with the Company’s employee travel expense reimbursement policy and, the Company believes, the amount was at or below the market rate charged by charter carriers for comparable travel arrangements.

The Company also has an agreement with San Jose Sharks, L.P., which is a limited partnership in which Mr. Reyes has a general partnership interest. Under the agreement, Brocade receives marketing and advertising services and use of certain facilities owned by the limited partnership. During fiscal years 2005, 2004 and 2003, we made payments of approximately $149,000, $360,000 and $472,000, respectively, pursuant to this agreement. We entered into this agreement before Mr. Reyes acquired his interest in the limited partnership. We believe that the terms we received under the agreement were no more or less favorable than those with unrelated parties.

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that the information it is required to disclose is recorded, processed, summarized and reported within the necessary time periods.

Changes in Internal Control over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during the quarter ended October 29, 2005 as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. As part of the Company’s ongoing process improvement and compliance efforts, the Company continued to strengthen automated controls within its enterprise resource program (or “ERP”) system during the fourth quarter of fiscal year 2005. The Company believes that its disclosure controls and procedures were operating effectively as of October 29, 2005.

Management Report on Internal Control over Financial Reporting

The management of Brocade Communications Systems, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of its internal control over financial reporting as of October 29, 2005. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” Based on our assessment we believe that, as of October 29, 2005, our internal control over financial reporting is effective based on those criteria.

Our Independent Registered Public Accounting Firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting. The report of KPMG LLP appears on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS
BROCADE COMMUNICATIONS SYSTEMS, INC:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Brocade Communications Systems, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of October 29, 2005, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audits included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those polices and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of October 29, 2005, is fairly stated, in all material respects, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 29, 2005, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of October 29, 2005 and October 30, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended October 29, 2005, and the related financial statement schedule, and our report dated January 16, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

Mountain View, California
January 16, 2006

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2006 Annual Meeting of Stockholders (the “Proxy Statement”) .

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item with respect to the Company’s directors is incorporated by reference to the information in the section entitled “Election of Directors” in the Proxy Statement. The information required by this Item with respect to the Company’s executive officers is incorporated by reference from the Proxy Statement under the heading “Executive Officers.” The information required by this Item with respect to disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

The Board of Directors has adopted a Code of Ethics for Principal Executive and Senior Financial Officers (the “Code of Ethics”), which applies to the Company’s Chief Executive Officer, Chief Financial Officer and any other principal financial officer, Controller and any other principal accounting officer, and any other person performing similar functions. The Code of Ethics is available on our website at www.brocade.com, on the Investor page. We will also provide a copy of the Code of Ethics upon request made by email to investor-relations@brocade.com or in writing to Brocade Communications Systems, Inc., Attention: Investor Relations, 1745 Technology Drive, San Jose, California 95110. Brocade will disclose any amendment to the Code of Ethics or waiver of a provision of the Code of Ethics, including the name of the officer to whom the waiver was granted, on our website at www.brocade.com, on the Investor page.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from the information in the section entitled “Executive Compensation and Other Matters” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the information in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the information in the section entitled “Ratification of Appointment of Independent Auditors” in the Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K

(1) Financial Statements:

Reference is made to the Index to Consolidated Financial Statements of Brocade Communications Systems, Inc. under Item 8 in Part II of this Form 10-K.

(2) Financial Statement Schedules:

The following financial statement schedule of Brocade Communications Systems, Inc. for the years ended October 29, 2005, October 30, 2004, and October 25, 2003, is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Brocade Communications Systems, Inc.

Schedule II — Valuation and Qualifying Accounts	Page 88

(3) Exhibits:

Item 601 of Regulation S-K requires the exhibits listed below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit
Number		Description of Document

2.1		Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated November 5, 2002 (incorporated by reference to Exhibit 2.1 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
2.2		First Amendment to Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated January 5, 2003 (incorporated by reference to Exhibit 2.2 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
3.2		Amended and Restated Bylaws of the Registrant amended as of April 22, 2005 (incorporated by reference from Brocade’s quarterly report on Form 10-Q for the quarter ended April 30, 2005)
3.3		Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)
4.1		Form of Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
4.2		Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)
4.3		Form of Convertible Debenture (incorporated by reference to Exhibit 4.3 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002)
10.1		Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
10.2		Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade dated September 5, 1996 (incorporated by reference to Exhibit 10.13 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
10	.3#	Acknowledgement between Wind River Systems, Inc. and Brocade dated April 22, 1999 (incorporated by reference to Exhibit 10.18 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

Exhibit
Number		Description of Document

10	.4#	Manufacturing Agreement between Solectron California Corporation and Brocade dated July 30, 1999 (incorporated by reference to Exhibit 10.24 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended)
10.5		Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999 (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended)
10.6		First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000 (incorporated by reference to Exhibit 10.22 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.7		Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000 (incorporated by reference to Exhibit 10.23 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.8		Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2000 (incorporated by reference to Exhibit 10.26 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000)
10.9		First Amendment to Credit Agreement between Comerica Bank-California and Brocade dated March 21, 2000 (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.10		Second Amendment to Credit Agreement between Comerica Bank-California and Brocade dated September 20, 2000 (incorporated by reference to Exhibit 10.26 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.11		Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000 (incorporated by reference to Exhibit 10.27 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10	.12#	Purchase Agreement between Compaq Computer Corporation and Brocade dated February 1, 2000 (incorporated by reference to Exhibit 10.28 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10	.13#	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000 (EMC Purchase Agreement) (incorporated by reference to Exhibit 10.29 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10	.14#	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000 (incorporated by reference to Exhibit 10.23 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.15		Extension Agreement between EMC Corporation and Brocade dated November 13, 2002 (incorporated by reference to Exhibit 10.24 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2003)
10	.16#	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999 (incorporated by reference to Exhibit 10.24 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.17		Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.18#	Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.26 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.19#	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.27 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.20#	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.28 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)

Exhibit
Number		Description of Document

10	.21#	Statement of Work #2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.29 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.22		Third Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 22, 2001 (incorporated by reference to Exhibit 10.2 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001)
10.23		Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000 (incorporated by reference to Exhibit 10.1 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001)
10	.24#	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10	.25#	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10	.26#	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.37 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.27#	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.36 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
10	.28#	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10.29		Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10	.30#	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement) (incorporated by reference to Exhibit 10.38 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.31#	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (incorporated by reference to Exhibit 10.39 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10.32		Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002 (incorporated by reference to Exhibit 10.40 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.33#	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement) (incorporated by reference to Exhibit 10.41 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.34#	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001 (incorporated by reference to Exhibit 10.42 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.35†	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001 (incorporated by reference to Exhibit 10.43 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.36#	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002 (incorporated by reference to Exhibit 10.44 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.37#	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002 (incorporated by reference to Exhibit 10.45 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)

Exhibit
Number		Description of Document

10	.38#	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002. (incorporated by reference to Exhibit 10.48 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
10	.39#	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPI Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.49 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10.40		Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (incorporated by reference to Exhibit 10.50 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.41#	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003 (incorporated by reference to Exhibit 10.51 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.42#	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.52 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10.43		Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.53 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.44#	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.54 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.45#	Amendment No. 2 to EMC Purchase Agreement between Brocade and EMC dated February 18, 2003. (incorporated by reference to Exhibit 10.55 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.46#	Amendment No. 3 to EMC Purchase Agreement between Brocade and EMC dated July 30, 2003 (incorporated by reference to Exhibit 10.56 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 25, 2003)
10	.47#	Amendment #10 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.55 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.48#	Amendment #11 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.56 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.49#	Amendment #14 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.59 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.50#	Statement of Work #3 between International Business Machines Corporation and Brocade dated December 15, 2003 (incorporated by reference to Exhibit 10.60 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.51#	Amendment No. 4 to EMC Purchase Agreement between Brocade and EMC dated October 29, 2003 (incorporated by reference to Exhibit 10.61 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.52		Third Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 30, 2000 (incorporated by reference to Exhibit 10.62 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.53		Fourth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.63 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)

Exhibit
Number		Description of Document

10.54		Fifth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.64 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.55		Sixth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.65 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.56		Real Estate Sale and Lease Termination Agreement between EOP-Skyport I, LLC and Brocade effective November 18, 2003 (incorporated by reference to Exhibit 10.66 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.57		Grant Deed from EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003 (incorporated by reference to Exhibit 10.67 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.58		Fourth Amendment to the Skyport Plaza Declaration of Common Easements, Covenants, Conditions and Restrictions dated October 18, 2003 (incorporated by reference to Exhibit 10.68 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.59		Guaranty of Brocade Communications Systems, Inc. to EOP Skyport I, L.L.C dated November 18, 2003 (incorporated by reference to Exhibit 10.69 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.60		Right of First Offer Agreement between EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003 (incorporated by reference to Exhibit 10.70 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.61#	Amendment #15 dated March 26, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.71 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004)
10	.62#	Amendment No. 6 dated April 27, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.72 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004)
10	.63#	Amendment No. 5 dated May 4, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.73 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004)
10	.64#	Amendment #1 dated May 12, 2004 to Statement of Work #3 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.76 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004)
10	.65#	Amendment #18 dated October 5, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.77 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.66#	Amendment No. 7 dated July 28, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.78 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.67#	Amendment No. 8 dated November 1, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.79 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.68#	Amendment #1 dated November 2, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.80 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.69#	Amendment #2 dated October 27, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.81 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.70*	Employment Letter for Gregory L. Reyes (incorporated by reference to Exhibit 10.83 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)

Exhibit
Number		Description of Document

10	.71*	Employment Letter for Antonio Canova (incorporated by reference to Exhibit 10.84 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.72*	Employment Letter for Michael Klayko (incorporated by reference to Exhibit 10.85 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.73*	Employment Letter for Don Jaworski (incorporated by reference to Exhibit 10.86 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.74*	Employment Letter for James Lalonde (incorporated by reference to Exhibit 10.87 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.75*	Change of Control arrangements with Paul Bonderson (incorporated by reference to Exhibit 10.89 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.76†	Amendment #19 dated January 28, 2005 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.88 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 29, 2005)
10	.77†	Amendment #3 dated November 22, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.89 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 29, 2005)
10	.78*	Change of Control Retention Agreement entered into by Brocade Communications Systems, Inc. and Michael Klayko dated March 9, 2005 (incorporated by reference to Exhibit 10.90 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 29, 2005)
10	.79*	Form of Change of Control Retention Agreement entered into by Brocade Communications Systems, Inc. and each of Antonio Canova, Don Jaworski, T.J. Grewal, Jay Kidd, Michael Vescuso, Luc Moyen and Tom Buiocchi dated March 9, 2005 (incorporated by reference to Exhibit 10.91 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 29, 2005)
10	.80*	Terms of Employment Agreement with Gregory L. Reyes (incorporated by reference from Brocade’s Current Report on Form 8-K filed on February 21, 2005)
10	.81†	Amendment #10 dated March 20, 2005 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 30, 2005)
10	.82†	Amendment #11 dated March 25, 2005 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 30, 2005)
10	.83*/**	Senior Leadership Plan as amended and restated as of October 21, 2005
10	.84*	Therion Software Corporation 2004 Stock Plan (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10.85		Fourth Amendment to Credit Agreement between Comerica Bank-California and Brocade dated July 27, 2005 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.86†	Amendment #21 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated June 28, 2005 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.87†	Amendment #13 dated July 12, 2005 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.88*	Form of Change of Control Retention Agreement between the Company and Ian Whiting dated May 1, 2005 (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.89*/**	Amended and Restated 1999 Stock Plan and related forms of agreements
10	.90*	Amended and Restated Employee Stock Purchase Plan and related forms of agreements (incorporated by reference to Exhibit 10.7 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)

Exhibit
Number		Description of Document

10	.91*	Amended and Restated 1999 Nonstatutory Stock Option Plan and related forms of agreements (incorporated by reference to Exhibit 10.8 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.92*/**	Employment Letter for Ian Whiting dated May 1, 2005
10	.93†/**	Amendment #22 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005
10	.94†/**	Amendment #6 to Statement of Work No. 3 between International Business Machines Corporation and Brocade dated September 13, 2005
10	.95†/**	Statement of Work No. 4 between International Business Machines Corporation and Brocade dated August 12, 2005
10	.96†/**	Amendment #14 dated October 24, 2005 to EMC Purchase Agreement between Brocade and EMC dated January 25, 2000
12	.1**	Statement of Computation of Ratio of Earnings to Fixed Charges
21	.1**	Subsidiaries of Registrant
23	.1**	Consent of Independent Registered Public Accounting Firm
24	.1**	Power of attorney (see signature page)
31	.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31	.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32	.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

**	Filed herewith

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended October 29, 2005, October 30, 2004, and October 25, 2003

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Expenses/		End of
Description	Period	Revenues	Deductions*	Period
	(In thousands)

Allowance for doubtful accounts:
2005	$409	$200	$(142)	$467
2004	$639	$—	$(230)	$409
2003	$1,927	$(491)	$(797)	$639
Sales returns and allowances:
2005	$3,452	$2,755	$(1,732)	$4,475
2004	$3,541	$3,406	$(3,495)	$3,452
2003	$1,836	$3,628	$(1,923)	$3,541

*	Deductions related to the allowance for doubtful accounts and sales returns and allowances represent amounts written off against the allowance less recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brocade Communications Systems, Inc.

By:	/s/ Michael Klayko
Michael Klayko
Chief Executive Officer

January 18, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Klayko, and Richard Deranleau, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael Klayko Michael Klayko	Chief Executive Officer (Principal Executive Officer and Director)	January 18, 2006

/s/ Richard Deranleau Richard Deranleau	Vice President, Accounting and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	January 18, 2006

/s/ David L. House David L. House	Chairman of the Board	January 18, 2006

/s/ L. William Krause L. William Krause	Lead Director	January 18, 2006

/s/ Neal Dempsey Neal Dempsey	Director	January 18, 2006

Signature	Title	Date

/s/ Seth D. Neiman Seth D. Neiman	Director	January 18, 2006

/s/ Christopher B. Paisley Christopher B. Paisley	Director	January 18, 2006

/s/ Sanjay Vaswani Sanjay Vaswani	Director	January 18, 2006

/s/ Robert Walker Robert Walker	Director	January 18, 2006

Exhibit Index

Exhibit
Number		Description of Document

2.1		Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated November 5, 2002 (incorporated by reference to Exhibit 2.1 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
2.2		First Amendment to Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated January 5, 2003 (incorporated by reference to Exhibit 2.2 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
3.2		Amended and Restated Bylaws of the Registrant amended as of April 22, 2005 (incorporated by reference from Brocade’s quarterly report on Form 10-Q for the quarter ended April 30, 2005)
3.3		Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)
4.1		Form of Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
4.2		Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)
4.3		Form of Convertible Debenture (incorporated by reference to Exhibit 4.3 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002)
10.1		Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
10.2		Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade dated September 5, 1996 (incorporated by reference to Exhibit 10.13from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
10	.3#	Acknowledgement between Wind River Systems, Inc. and Brocade dated April 22, 1999 (incorporated by reference to Exhibit 10.18from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
10	.4#	Manufacturing Agreement between Solectron California Corporation and Brocade dated July 30, 1999 (incorporated by reference to Exhibit 10.24 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended)
10.5		Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999 (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended)
10.6		First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000 (incorporated by reference to Exhibit 10.22 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.7		Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000 (incorporated by reference to Exhibit 10.23 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.8		Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2000 (incorporated by reference to Exhibit 10.26 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000)
10.9		First Amendment to Credit Agreement between Comerica Bank-California and Brocade dated March 21, 2000 (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.10		Second Amendment to Credit Agreement between Comerica Bank-California and Brocade dated September 20, 2000 (incorporated by reference to Exhibit 10.26 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.11		Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000 (incorporated by reference to Exhibit 10.27 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)

Exhibit
Number		Description of Document

10	.12#	Purchase Agreement between Compaq Computer Corporation and Brocade dated February 1, 2000 (incorporated by reference to Exhibit 10.28 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10	.13#	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000 (EMC Purchase Agreement) (incorporated by reference to Exhibit 10.29 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10	.14#	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000 (incorporated by reference to Exhibit 10.23 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.15		Extension Agreement between EMC Corporation and Brocade dated November 13, 2002 (incorporated by reference to Exhibit 10.24 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2003)
10	.16#	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999 (incorporated by reference to Exhibit 10.24 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.17		Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.18#	Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.26 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.19#	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.27 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.20#	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.28 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.21#	Statement of Work #2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.29 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.22		Third Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 22, 2001 (incorporated by reference to Exhibit 10.2 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001)
10.23		Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000 (incorporated by reference to Exhibit 10.1 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001)
10	.24#	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10	.25#	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10	.26#	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.37 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.27#	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.36 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
10	.28#	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10.29		Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)

Exhibit
Number		Description of Document

10	.30#	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement) (incorporated by reference to Exhibit 10.38 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.31#	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (incorporated by reference to Exhibit 10.39 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10.32		Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002 (incorporated by reference to Exhibit 10.40 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.33#	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement) (incorporated by reference to Exhibit 10.41 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.34#	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001 (incorporated by reference to Exhibit 10.42 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.35†	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001 (incorporated by reference to Exhibit 10.43 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.36#	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002 (incorporated by reference to Exhibit 10.44 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.37#	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002 (incorporated by reference to Exhibit 10.45 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.38#	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002. (incorporated by reference to Exhibit 10.48 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
10	.39#	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPI Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.49 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10.40		Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (incorporated by reference to Exhibit 10.50 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.41#	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003 (incorporated by reference to Exhibit 10.51 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.42#	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.52 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10.43		Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.53 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.44#	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.54 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.45#	Amendment No. 2 to EMC Purchase Agreement between Brocade and EMC dated February 18, 2003. (incorporated by reference to Exhibit 10.55 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.46#	Amendment No. 3 to EMC Purchase Agreement between Brocade and EMC dated July 30, 2003 (incorporated by reference to Exhibit 10.56 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 25, 2003)

Exhibit
Number		Description of Document

10	.47#	Amendment #10 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.55 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.48#	Amendment #11 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.56 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.49#	Amendment #14 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.59 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.50#	Statement of Work #3 between International Business Machines Corporation and Brocade dated December 15, 2003 (incorporated by reference to Exhibit 10.60 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.51#	Amendment No. 4 to EMC Purchase Agreement between Brocade and EMC dated October 29, 2003 (incorporated by reference to Exhibit 10.61 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.52		Third Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 30, 2000 (incorporated by reference to Exhibit 10.62 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.53		Fourth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.63 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.54		Fifth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.64 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.55		Sixth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.65 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.56		Real Estate Sale and Lease Termination Agreement between EOP-Skyport I, LLC and Brocade effective November 18, 2003 (incorporated by reference to Exhibit 10.66 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.57		Grant Deed from EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003 (incorporated by reference to Exhibit 10.67 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.58		Fourth Amendment to the Skyport Plaza Declaration of Common Easements, Covenants, Conditions and Restrictions dated October 18, 2003 (incorporated by reference to Exhibit 10.68 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.59		Guaranty of Brocade Communications Systems, Inc. to EOP Skyport I, L.L.C dated November 18, 2003 (incorporated by reference to Exhibit 10.69 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.60		Right of First Offer Agreement between EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003 (incorporated by reference to Exhibit 10.70 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.61#	Amendment #15 dated March 26, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.71 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004)
10	.62#	Amendment No. 6 dated April 27, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.72 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004)
10	.63#	Amendment No. 5 dated May 4, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.73 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004)
10	.64#	Amendment #1 dated May 12, 2004 to Statement of Work #3 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.76 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004)

Exhibit
Number		Description of Document

10	.65#	Amendment #18 dated October 5, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.77 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.66#	Amendment No. 7 dated July 28, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.78 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.67#	Amendment No. 8 dated November 1, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.79 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.68#	Amendment #1 dated November 2, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.80 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.69#	Amendment #2 dated October 27, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.81 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.70*	Employment Letter for Gregory L. Reyes (incorporated by reference to Exhibit 10.83 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.71*	Employment Letter for Antonio Canova (incorporated by reference to Exhibit 10.84 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.72*	Employment Letter for Michael Klayko (incorporated by reference to Exhibit 10.85 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.73*	Employment Letter for Don Jaworski (incorporated by reference to Exhibit 10.86 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.74*	Employment Letter for James Lalonde (incorporated by reference to Exhibit 10.87 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.75*	Change of Control arrangements with Paul Bonderson (incorporated by reference to Exhibit 10.89 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.76†	Amendment #19 dated January 28, 2005 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.88 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 29, 2005)
10	.77†	Amendment #3 dated November 22, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.89 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 29, 2005)
10	.78*	Change of Control Retention Agreement entered into by Brocade Communications Systems, Inc. and Michael Klayko dated March 9, 2005 (incorporated by reference to Exhibit 10.90 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 29, 2005)
10	.79*	Form of Change of Control Retention Agreement entered into by Brocade Communications Systems, Inc. and each of Antonio Canova, Don Jaworski, T.J. Grewal, Jay Kidd, Michael Vescuso, Luc Moyen and Tom Buiocchi dated March 9, 2005 (incorporated by reference to Exhibit 10.91 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 29, 2005)
10	.80*	Terms of Employment Agreement with Gregory L. Reyes (incorporated by reference from Brocade’s Current Report on Form 8-K filed on February 21, 2005)
10	.81†	Amendment #10 dated March 20, 2005 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 30, 2005)
10	.82†	Amendment #11 dated March 25, 2005 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 30, 2005)
10	.83*/**	Senior Leadership Plan as amended and restated as of October 21, 2005
10	.84*	Therion Software Corporation 2004 Stock Plan (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10.85		Fourth Amendment to Credit Agreement between Comerica Bank-California and Brocade dated July 27, 2005 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)

Exhibit
Number		Description of Document

10	.86†	Amendment #21 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated June 28, 2005 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.87†	Amendment #13 dated July 12, 2005 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.88*	Form of Change of Control Retention Agreement between the Company and Ian Whiting dated May 1, 2005 (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.89*/**	Amended and Restated 1999 Stock Plan and related forms of agreements
10	.90*	Amended and Restated Employee Stock Purchase Plan and related forms of agreements (incorporated by reference to Exhibit 10.7 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.91*	Amended and Restated 1999 Nonstatutory Stock Option Plan and related forms of agreements (incorporated by reference to Exhibit 10.8 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.92*/**	Employment Letter for Ian Whiting dated May 1, 2005
10	.93†/**	Amendment #22 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005
10	.94†/**	Amendment #6 to Statement of Work No. 3 between International Business Machines Corporation and Brocade dated September 13, 2005
10	.95†/**	Statement of Work No. 4 between International Business Machines Corporation and Brocade dated August 12, 2005
10	.96†/**	Amendment #14 dated October 24, 2005 to EMC Purchase Agreement between Brocade and EMC dated January 25, 2000
12	.1**	Statement of Computation of Ratio of Earnings to Fixed Charges
21	.1**	Subsidiaries of Registrant
23	.1**	Consent of Independent Registered Public Accounting Firm
24	.1**	Power of attorney (see signature page)
31	.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31	.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32	.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

**	Filed herewith

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.