Form 10-Q
period 2006-01-28
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2006-03-08
CIK 1009626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended January 28, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock on February 14, 2006 was 272,996,449 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED JANUARY 28, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	January 28,	January 29,
	2006	2005
Net revenues	$170,082	$161,578
Cost of revenues (1)	69,381	64,406

Gross margin	100,701	97,172
Operating expenses:
Research and development (1)	38,119	31,674
Sales and marketing (1)	30,868	24,825
General and administrative (1)	7,801	6,663
Internal review and SEC investigation costs	4,029	3,741
Provision for SEC settlement	7,000	—
Amortization of acquisition related deferred stock compensation	623	107

Total operating expenses	88,440	67,010

Income from operations	12,261	30,162
Interest and other income, net	7,030	5,190
Interest expense	(1,777)	(2,237)
Gain on repurchases of convertible subordinated debt	—	150

Income before provision for income taxes	17,514	33,265
Income tax provision	7,854	5,322

Net income	$9,660	$27,943

Net income per share – Basic	$0.04	$0.10

Net income per share – Diluted	$0.04	$0.10

Shares used in per share calculation – Basic	269,400	266,218

Shares used in per share calculation – Diluted	272,101	271,422

(1) Amounts for the three months ended January 28, 2006 include stock-based compensation expense recognized under SFAS 123R for stock options and employee stock purchases (see Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements).
See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	January 28,	October 29,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$187,872	$182,001
Short-term investments	262,465	209,865

Total cash, cash equivalents and short-term investments	450,337	391,866
Restricted short-term investments	277,040	277,230
Accounts receivable, net of allowances of $4,684 and $4,942 at January 28, 2006 and October 29, 2005, respectively	76,168	70,104
Inventories	8,164	11,030
Convertible subordinated debt issuance costs	1,025	1,430
Prepaid expenses and other current assets	20,433	18,478

Total current assets	833,167	770,138

Long-term investments	61,740	95,306
Property and equipment, net	106,814	108,118
Other assets	11,955	8,168

Total assets	$1,013,676	$981,730

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$28,040	$23,778
Accrued employee compensation	36,879	37,762
Deferred revenue	50,964	45,488
Current liabilities associated with lease losses	4,470	4,659
Other accrued liabilities	73,692	69,832
Convertible subordinated debt	278,883	278,883

Total current liabilities	472,928	460,402

Non-current liabilities associated with lease losses	11,442	12,481
Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value 5,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 272,925 and 269,695 shares at January 28, 2006 and October 29, 2005, respectively	273	270
Additional paid-in capital	862,708	855,563
Deferred stock compensation	—	(3,180)
Accumulated other comprehensive loss	(3,503)	(3,974)
Accumulated deficit	(330,172)	(339,832)

Total stockholders’ equity	529,306	508,847

Total liabilities and stockholders’ equity	$1,013,676	$981,730

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	January 28,	January 29,
	2006	2005
Cash flows from operating activities:
Net income	$9,660	$27,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,403	12,904
Loss on disposal of property and equipment	41	161
Amortization of debt issuance costs	405	398
Gain on repurchase of convertible subordinated debt	—	(150)
Non-cash compensation expense (benefit)	6,938	(935)
Provision for doubtful accounts receivable and sales returns	598	1,243
Provision for SEC settlement	7,000	—
Changes in operating assets and liabilities:
Accounts receivable	(6,662)	(9,312)
Inventories	2,866	(1,336)
Prepaid expenses and other assets	(2,462)	2,766
Accounts payable	4,262	(1,071)
Accrued employee compensation	(883)	(6,873)
Deferred revenue	5,476	5,737
Other accrued liabilities and long-term debt	(3,391)	5,095
Liabilities associated with lease losses	(1,217)	(1,402)

Net cash provided by operating activities	32,034	35,168

Cash flows from investing activities:
Purchases of property and equipment	(8,174)	(5,827)
Purchases of short-term investments	(60,835)	(16,283)
Proceeds from maturities and sale of short-term investments	52,649	195,452
Purchases of long-term investments	(11,068)	(70,125)
Proceeds from maturities and sale of long-term investments	—	7,500
Purchases of restricted short-term investments	(50)	—
Proceeds from the maturities of restricted short-term investments	1,208	—
Purchases of non-marketable minority equity investments	(3,750)	(500)

Net cash provided by (used in) investing activities	(30,020)	110,217

Cash flows from financing activities:
Purchases of convertible subordinated debt	—	(3,983)
Proceeds from issuance of common stock, net	3,863	21,352

Net cash provided by financing activities	3,863	17,369

Effect of exchange rate fluctuations on cash and cash equivalents	(6)	180

Net increase in cash and cash equivalents	5,871	162,934
Cash and cash equivalents, beginning of period	182,001	79,375

Cash and cash equivalents, end of period	$187,872	$242,309

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Operations of Brocade
     Brocade Communications Systems, Inc. (“Brocade” or “the Company”) designs, develops, markets, sells, and supports data storage networking products and services, offering a line of storage networking products that enable companies to implement highly available, scalable, manageable, and secure environments for data storage applications. The Brocade SilkWorm® family of storage area networking (“SAN”) products is designed to help companies reduce the cost and complexity of managing business information within a data storage environment. In addition, the Brocade Tapestry™ family of application infrastructure solutions extends the ability to proactively manage and optimize application and information resources across the enterprise. Brocade products and services are marketed, sold, and supported worldwide to end-user customers through distribution partners, including original equipment manufacturers (“OEMs”), value-added distributors, systems integrators, and value-added resellers.
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
2. Summary of Significant Accounting Policies
Fiscal Year
     The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Both fiscal years 2006 and 2005 are 52-week fiscal years.
Basis of Presentation
     The accompanying financial data as of January 28, 2006, and for the three months ended January 28, 2006 and January 29, 2005, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 29, 2005 Condensed Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005.
     In the opinion of management, all adjustments (which include only normal recurring adjustments, except as otherwise indicated) necessary to present a fair statement of financial position as of January 28, 2006, results of operations for the three months ended January 28, 2006 and January 29, 2005, and cash flows for the three months ended January 28, 2006 and January 29, 2005 have been made. The results of operations for the three months ended January 28, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Reclassifications
     Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Cash and Cash Equivalents
     The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.
Investments and Equity Securities
     Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Investment securities with original or remaining maturities of one year or more are considered long-term investments. Short-term and long-term investments consist of auction rate securities, debt securities issued by United States government agencies, municipal government obligations, and corporate bonds and notes. The Company classifies its auction rate securities as short-term investments.
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
     From time to time the Company makes equity investments in non-publicly traded companies. These investments are included in other assets on the accompanying Condensed Consolidated Balance Sheets, and are generally accounted for under the cost method as the Company does not have the ability to exercise significant influence over the respective company’s operating and financial policies. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income, net on the Condensed Consolidated Statements of Operations. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary. As of January 28, 2006 and October 29, 2005, the carrying values of the Company’s equity investments in non-publicly traded companies were $7.5 million and $3.8 million, respectively.

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
     A majority of the Company’s trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of January 28, 2006, two customers accounted for 31 percent and 23 percent, respectively, of total accounts receivable. As of October 29, 2005, three customers accounted for 37 percent, 18 percent, and 10 percent, respectively, of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales returns, and other allowances. While the Company has not experienced material credit losses in any of the periods presented, there can be no assurance that the Company will not experience material credit losses in the future.
     For the three months ended January 28, 2006 and January 29, 2005, three customers and four customers each represented ten percent or more of the Company’s total revenues for combined totals of 72 percent and 82 percent of total revenues, respectively. The level of sales to any one of these customers may vary, and the loss of, or a decrease in the level of sales to, any one of these customers could seriously harm the Company’s financial condition and results of operations.
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
     Service revenue. Service revenue consists of training, warranty, and maintenance arrangements, including post-contract customer support (“PCS”) and other professional services. PCS services are offered under renewable, annual fee-based contracts or as part of multiple element arrangements and typically include upgrades and enhancements to the Company’s software operating system, and telephone support. Service revenue, including revenue allocated to PCS elements, is deferred and recognized ratably over the contractual period. Service contracts are typically one to three years in length. Professional services are offered under fee based contracts or as part of multiple element arrangements. Professional service revenue is recognized as delivery of the underlying service occurs. Training revenue is recognized upon completion of the training. Service and training revenue were not material in any of the periods presented.
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
Stock-Based Compensation
     Effective October 30, 2005 the Company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123-R, Share-Based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in the first quarter of fiscal year 2006 now includes 1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to October 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”); and 2) quarterly amortization related to stock-based awards granted subsequent to October 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, the Company records expense over the offering period and vesting term in connection with 1) shares issued under its employee stock purchase plan and 2) stock options and restricted stock awards. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award under an accelerated vesting method.
     Prior to October 30, 2005, the Company accounted for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), whereby the difference between the exercise price and the fair market value on the date of grant is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense was recognized in the Company’s Condensed Consolidated Statements of Operations when the exercise price of the Company’s employee stock option grant equals the market price of the underlying common stock on the date of grant, and the measurement date of the option grant is certain. The measurement date is certain when the date of grant is fixed and determinable. Prior to October 30, 2005, when the measurement date was not certain, the Company recorded stock-based compensation expense using variable accounting under APB 25. From May 1999 through July 2003, the Company granted 98.8 million options that were subject to variable accounting under APB 25 because the measurement date of the options granted was not certain. Effective October 30 2005, if the measurement date is not certain, the Company records stock-based compensation expense under SFAS 123R. Under SFAS 123R, the Company remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As of January 28, 2006, 3.1 million options with a weighted average exercise price of $13.06 and a weighted average remaining life of 5.8 years remain outstanding and continue to be remeasured at the intrinsic value. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated under an accelerated vesting method.
Employee Stock Plans
     The Company has several stock-based compensation plans (the “Plans”) that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005. The Company, under the various equity plans, grants stock options for shares of common stock to employees and directors. In accordance with the Plans, the stated exercise price for non-qualified stock options shall not be less than 85 percent of the estimated fair market value of common stock on the date of grant. Incentive stock options may not be granted at less than 100 percent of the estimated fair market value of the common stock, and stock options granted to a person owning more than 10 percent of the combined voting power of all classes of stock of the Company must be issued at 110 percent of the fair market value of the stock on the date of grant. The Plans provide that the options shall be exercisable over a period not to exceed ten years. The majority of options granted under the Plans vest over a period of four years. Certain options granted under the Plans vest over shorter periods. At January 28, 2006, an aggregate of 131.1 million shares were authorized for future issuance under the Plans, which includes Stock Options, Employee Stock Purchase Plans, and Restricted Stock Awards. A total of 88.2 million shares of common stock were available for grant under the Plans as of January 28, 2006. Awards that expire, or are cancelled without delivery of shares, generally become available for issuance under the Plans.
Stock Options
     When the measurement date is certain, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected term of stock options is based on the midpoint of the historical exercise behavior and uniform exercise behavior. The expected volatility is based on an equal weighted average of implied volatilities from traded options of the Company’s stock and historical volatility of the Company’s stock. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that Brocade has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

	Three Months Ended
	January 28,	January 29,
	2006	2005
Stock Options
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.5 – 4.6%	3.0 – 3.7%
Expected volatility	52.8%	47.1%
Expected term (in years)	3.3	2.9
     The Company recorded $4.4 million of compensation expense relative to stock options for the quarter ended January 28, 2006 in accordance with SFAS 123R. A summary of stock option activity under the plans for the three months ended January 28, 2006 is presented as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	($000)
Outstanding, October 29, 2005	45,179	$6.59
Granted	1,165	$4.19
Exercised	(204)	$0.68
Forfeited or Expired	(3,209)	$6.14

Outstanding, January 28, 2006	42,931	$6.57	6.3	$7,716

Ending Vested and Expected to Vest, January 28, 2006	40,776	$6.66	6.4	$7,079

Exercisable and Vested, January 28, 2006	26,516	$7.46	6.4	$3,356

     The weighted-average fair value of employee stock options granted during the three months ended January 28, 2006 and January 29, 2005 were $1.70 and $2.26, respectively. The total intrinsic value of stock options exercised for the three months ended January 28, 2006 and January 29, 2005 was $0.7 million and $4.6 million, respectively.
     As of January 28, 2006, there was $15.9 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 3.57 years.
Employee Stock Purchase Plan
     Under Brocade’s Employee Stock Purchase Plan, eligible employees can participate and purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period, which is six months. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $0.9 million for the quarter ended January 28, 2006 in accordance with SFAS 123R.
     The fair value of the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	January 28,	January 29,
	2006	2005
Employee Stock Purchase Plan
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.4 – 4.4%	2.0 – 2.5%
Expected volatility	44.3%	50.3%
Expected term (in years)	0.5	0.5
     As of January 28, 2006, there was $1.5 million of total unrecognized compensation costs related to employee stock purchases. These costs are expected to be recognized over a weighted average period of 0.2 years.

Information as Reported in the Financial Statements
     Total stock-based compensation expense of $6.9 million has been included in the Company’s Condensed Consolidated Statement of Operations for the three months ended January 28, 2006. Included in this amount is stock-based compensation expense for restricted stock awards of $0.8 million, options remeasured at their intrinsic value of $0.3 million, amortization of stock compensation expense related to prior acquisitions of $0.6 million, and incremental stock-based compensation of $5.3 million related to the adoption of SFAS 123R. The table below sets out the $5.3 million incremental stock-based compensation expense for stock options and employee stock purchases recognized under the provisions of SFAS 123R (in thousands, except per share data) for the three months ended January 28, 2006.

Three Months Ended
January 28,
2006
Stock-based compensation expense for stock options and employee stock purchases included in operations:
Cost of Revenues	$(1,647)
Research and Development	(1,734)
Sales and Marketing	(1,259)
General and Administrative	(653)

Total	(5,293)
Tax benefit	31

Net decrease in net income	$(5,262)

Effect on:
Net income per share- Basic	$(0.02)

Net income per share- Diluted	$(0.02)

     Prior to our adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the three months ended January 28, 2006, there was no excess tax benefit generated from option exercises. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.
Information Calculated as if Fair Value Method Had Applied to All Awards
     The table below sets out the pro forma amounts of net income and net income per share (in thousands, except per share data) that would have resulted for the three months ended January 29, 2005, if Brocade accounted for its employee stock plans under the fair value recognition provisions of SFAS 123.

Three Months Ended
January 29,
2005
Net income – as reported	$27,943
Add: Stock-based compensation expense (benefit) included in reported net income, net of tax	(935)
Deduct: Stock-based compensation expense determined under the fair value based method, net of tax	(4,636)

Pro forma net income	$22,372

Basic net income per share:
As reported	$0.10
Pro forma	$0.08
Diluted net income per share:
As reported	$0.10
Pro forma	$0.08

Restricted Stock Awards
     For the three months ended January 28, 2006 and January 29, 2005, Brocade issued restricted stock awards of 1.9 million shares and 0.02 million shares, respectively, to certain eligible employees at a purchase price of $0.001 and $0.01 per share, respectively. These restricted shares are not transferable until fully vested and are subject to repurchase for all unvested shares upon termination. The fair value of each award is based on the Company’s closing stock price on the date of grant. Compensation expense computed under the fair value method for stock awards issued is being amortized over the awards’ vesting period and was $0.8 million and $0.3 million, for the three months ended January 28, 2006 and January 29, 2005, respectively.
     The weighted-average fair value of the restricted stock awards granted in the three months ended January 28, 2006 and January 29, 2005 was $4.43 and $7.06, respectively. The total fair value of stock awards vested for both the three months ended January 28, 2006 and January 29, 2005 was zero. At January 28, 2006, unrecognized costs related to restricted stock awards totaled approximately $7.4 million. These costs are expected to be recognized over a weighted average period of 1.8 years. A summary of the nonvested shares for the three months ended January 28, 2006 is presented as follows:

		Weighted
		Average
	Shares	Grant-Date
	(in thousand)	Fair Value
Nonvested, October 29, 2005	13	$7.05
Granted	1,923	$4.43
Vested	(3)	$7.05
Forfeited	—	—

Nonvested, January 28, 2006	1,933	$4.44

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
Comprehensive Income
     The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended
	January 28,	January 29,
	2006	2005
Net income	$9,660	$27,943
Other comprehensive income:
Change in net unrealized gains (losses) on marketable equity securities and investments	477	(2,299)
Cumulative translation adjustments	(6)	180

Total comprehensive income	$10,131	$25,824

3. Balance Sheet Details
     The following tables provide details of selected balance sheet items (in thousands):

	January 28,	October 29,
	2006	2005
Inventories:
Raw materials	$1,399	$1,517
Finished goods	6,765	9,513

Total	$8,164	$11,030

Property and equipment, net:
Computer equipment and software	$69,649	$68,294
Engineering and other equipment	129,708	123,811
Furniture and fixtures	4,353	4,136

	January 28,	October 29,
	2006	2005
Leasehold improvements	42,028	41,696
Land and building	30,000	30,000

Subtotal	275,738	267,937
Less: Accumulated depreciation and amortization	(168,924)	(159,819)

Total	$106,814	$108,118

	January 28,	October 29,
	2006	2005
Other accrued liabilities:
Income taxes payable	$35,591	$36,923
Accrued warranty	1,987	1,746
Inventory purchase commitments	5,976	6,634
Accrued sales programs	9,963	8,327
Other	20,175	16,202

Total	$73,692	$69,832

     Leasehold improvements as of January 28, 2006 and October 29, 2005, are shown net of estimated asset impairments related to facilities lease losses (see Note 5).
4. Investments and Equity Securities
     The following tables summarize the Company’s investments and equity securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
January 28, 2006
U.S. government and its agencies and municipal obligations	$391,840	$1	$(2,486)	$389,355
Corporate bonds and notes	213,124	15	(1,249)	211,890
Equity securities	34	6	—	40

Total	$604,998	$22	$(3,735)	$601,285

Reported as:
Short-term investments				$262,465
Restricted short-term investments				277,040
Other current assets				40
Long-term investments				61,740

Total				$601,285

October 29, 2005
U.S. government and its agencies and municipal obligations	$413,574	$—	$(2,629)	$410,945
Corporate bonds and notes	173,021	11	(1,576)	171,456
Equity securities	34	2	—	36

Total	$586,629	$13	$(4,205)	$582,437

Reported as:
Short-term investments				$209,865
Restricted short-term investments				277,230
Other current assets				36
Long-term investments				95,306

Total				$582,437

     For both the three months ended January 28, 2006 and January 29, 2005, no gains were realized on the sale of investments or marketable equity securities. As of January 28, 2006 and October 29, 2005, net unrealized holding losses of $3.7 million and $4.2 million, respectively, were included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets.
     The following table summarizes the maturities of the Company’s investments in debt securities issued by United States government and its agencies, municipal government obligations, and corporate bonds and notes as of January 28, 2006 (in thousands):

	Amortized	Fair
	Cost	Value
Less than one year	$542,239	$539,505
Due in 1 – 2 years	60,265	59,319
Due in 2 – 3 years	2,460	2,421

Total	$604,964	$601,245

5. Liabilities Associated with Facilities Lease Losses
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
     The following table summarizes the activity related to the facilities lease losses reserve, net of expected sublease income (in thousands), as of January 28, 2006:

Lease Loss
Reserve
Reserve balances at October 29, 2005	$17,140
Cash payments on facilities leases	(1,185)
Non-cash charges	(43)

Reserve balance at January 28, 2006	$15,912

     Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2010.
6. Convertible Subordinated Debt
     On December 21, 2001, and January 10, 2002, the Company sold, in private placements pursuant to Section 4(2) of the Securities Act of 1933, as amended, an aggregate of $550 million in principal amount, two percent convertible subordinated notes due January 2007 (the notes or convertible subordinated debt). The initial purchasers purchased the notes from the Company at a discount of 2.25 percent of the aggregate principal amount. Under the original term of the Notes, holders of the notes may, in whole or in part, convert the notes into shares of the Company’s common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (approximately 6.4 million shares may be issued upon conversion based on outstanding debt of $278.9 million as of January 28, 2006) at any time prior to maturity on January 1, 2007, subject to earlier redemption. Additionally, under the original term of the Notes, at any time on or after January 5, 2005, the Company was entitled to redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price
Beginning on January 5, 2005 and ending on December 31, 2005	100.80%
Beginning on January 1, 2006 and ending on December 31, 2006	100.40%
On January 1, 2007 and thereafter	100.00%
     On August 23, 2005, in accordance with the terms of the indenture agreement dated December 21, 2001 with respect to the Convertible Subordinated Debt, the Company elected to deposit securities with the trustee of the Notes (the “Trustee”), which fully collateralized the outstanding notes, and to discharge the indenture agreement. Pursuant to this election, the Company provided an irrevocable letter of instruction to the Trustee to issue a notice of redemption on June 26, 2006 and to redeem the Notes on August 22, 2006 (the “Redemption Date”). Over the course of the next year, the Trustee, using the securities deposited with them, will pay to the noteholders (1) all the interest scheduled to become due per the original note prior to the Redemption Date, and (2) all the principal and remaining interest, plus a call premium of 0.4% of the face value of the Notes, on the Redemption Date. As of January 28, 2006, the Company had an aggregate of $277.0 million in interest-bearing U.S. government securities with the Trustee. The securities will remain on the Company’s balance sheet as restricted short-term investments until the Redemption Date.
     The Company is required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Under the original term of the notes, debt issuance costs of $12.4 million are being amortized over the term of the notes and will accelerate upon early redemption or conversion of the notes. As of January 28, 2006, the remaining balance of unamortized debt issuance costs was $1.0 million and is being amortized through the redemption date of August 22, 2006. The net proceeds of the convertible subordinated debt remain available for general corporate purposes, including working capital and capital expenditures.
     During the three months ended January 28, 2006, the Company did not repurchase any of its convertible subordinated debt. To date, the Company has repurchased a total of $271.1 million in face value of its convertible subordinated notes. As of January 28, 2006, the remaining balance outstanding of the convertible subordinated debt was $278.9 million.
     The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On January 27, 2006, the average bid and ask price on the Portal Market of the notes was 98.13, resulting in an aggregate fair value of approximately $273.7 million.
7. Commitments and Contingencies
Leases
     The Company leases its facilities and certain equipment under various operating lease agreements expiring through August 2010. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $8.3 million as security for the leases. Future minimum lease payments under all non-cancelable operating leases as of January 28, 2006 were $67.0 million. In addition to base rent, many of the facilities lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.
     As of January 28, 2006, the Company had recorded $15.9 million in facilities lease loss reserves related to future lease commitments, net of expected sublease income (see Note 5).
Product Warranties
     The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience. The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the three months ended January 28, 2006 and January 29, 2005 (in thousands), respectively:

	January 28,	January 29,
	2006	2005
Beginning Balance	$1,746	$4,669
Liabilities accrued for warranties issued during the period	394	281
Warranty claims paid during the period	(124)	(104)
Changes in liability for pre-existing warranties during the period	(29)	(2,875)

Ending Balance	$1,987	$1,971

     In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of January 28, 2006, there have been no known events or circumstances that have resulted in a customer contract related indemnification liability to the Company.
Manufacturing and Purchase Commitments
     The Company has a manufacturing agreement with Hon Hai Precision Industry Co. (“Foxconn”) under which the Company provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to the Company’s customers. The required lead-time for placing orders with Foxconn depends on the specific product. As of January 28, 2006, the Company’s aggregate commitment to Foxconn for inventory components used in the manufacture of Brocade products was $51.5 million, net of purchase commitment reserves of $6.0 million, which the Company expects to utilize during future normal ongoing operations. The Company’s purchase orders placed with Foxconn are cancelable, however if cancelled, the agreement with Foxconn requires the Company to purchase from Foxconn all inventory components not returnable, usable by, or sold to, other customers of Foxconn. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal operations.
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
     Revenues are attributed to geographic areas based on the location of the customer to which products are shipped. Domestic revenues include sales to certain OEM customers who take possession of Brocade products domestically and then distribute these products to their international customers. Domestic and international revenues were approximately 63 percent and 37 percent of total revenues, respectively, for the three months ended January 28, 2006 compared to 66 percent and 34 percent of total revenues, respectively, for the three months ended January 29, 2005. To date, service revenue has not exceeded 10 percent of total revenues. Identifiable assets located in foreign countries were not material as of January 28, 2006 and October 29, 2005. For the three months ended January 28, 2006, three customers accounted for 72 percent of our total revenues. For the three months ended January 29, 2005, four customers accounted for 82 percent of total revenues.
9. Net Income per Share
     The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended
	January 28,	January 29,
	2006	2005
Net income	$9,660	$27,943

Basic and diluted net income per share:
Weighted-average shares of common stock outstanding	271,335	266,391
Less: Weighted-average shares of common stock subject to repurchase	(1,935)	(173)

Weighted-average shares used in computing basic net income per share	269,400	266,218
Dilutive effect of common share equivalents	2,701	5,204

Weighted-average shares used in computing diluted net income per share	272,101	271,422

Basic net income per share	$0.04	$0.10

Diluted net income per share	$0.04	$0.10

     For the three months ended January 28, 2006 and January 29, 2005, potential common shares in the form of stock options to purchase 42.5 million and 3.0 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share. For the three months ended January 28, 2006 and January 29, 2005, potential common shares resulting from the potential conversion, on a weighted average basis, of the Company’s convertible subordinated debt of 6.4 million and 8.0 million common shares, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share.
10. Subsequent Events
     On March 6, 2006, the Company completed its acquisition of NuView, Inc. (“NuView”), a privately held software developer based in Houston, Texas. Under the terms of the acquisition agreement, Brocade has acquired all of the outstanding shares of NuView for approximately $60 million in cash, including estimated direct acquisition costs. As a result of this acquisition, the Company expects to record goodwill and other intangible assets in the second quarter of fiscal 2006.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

	Three Months Ended
	January 28,	January 29,
	2006	2005
Net revenues	100.0%	100.0%
Cost of revenues	40.8	39.9

Gross margin	59.2	60.1

Operating expenses:
Research and development	22.4	19.6
Sales and marketing	18.1	15.4
General and administrative	4.6	4.1
Internal review and SEC investigation costs	2.4	2.3
Provision for SEC settlement	4.1	—
Amortization of acquisition related deferred stock compensation	0.4	0.1
Total operating expenses	52.0	41.5

Income from operations	7.2	18.6
Interest and other income, net	4.1	3.3
Interest expense	(1.0)	(1.4)
Gain on repurchases of convertible subordinated debt	0.0	0.1

Income before provision for income taxes	10.3	20.6
Income tax provision	4.6	3.3

Net income	5.7%	17.3%

     Revenues. Our revenues are derived primarily from sales of our SilkWorm family of products. Our SilkWorm products, which range in size from 8 ports to 256 ports, connect servers and storage devices creating a SAN. Net revenues for the three months ended January 28, 2006 were $170.1 million, an increase of five percent compared with net revenues of $161.6 million for the three months ended January 29, 2005. The increase in net revenues for the period reflected an 18 percent increase in the number of ports shipped, and an increase in software and service revenue, partially offset by a 17 percent decline in average selling price per port. The declines in average selling prices are the result of a continuing competitive pricing environment. We believe the increase in the number of ports shipped reflects higher demand for our products as end-users continue to consolidate storage and servers infrastructures using SANs, expand SANs to support more applications, and deploy SANs in new environments.

     Going forward, we expect the number of ports shipped to fluctuate depending on the demand for our existing and recently introduced products as well as the timing of product transitions by our OEM customers. We also expect that average selling price per port will likely decline at rates consistent with the rates we experienced in fiscal year 2005, unless they are adversely affected by accelerated pricing pressures, new product introductions by us or our competitors, or other factors that may be beyond our control. We expect quarterly fluctuations in revenue to be consistent with historic seasonal trends. Historically, our second fiscal quarter is down from a seasonally strong first fiscal quarter due to a typically slower growth period.
     Historically, domestic revenues have been between 60 percent and 75 percent of total revenues. Domestic and international revenues were approximately 63 percent and 37 percent of our total revenues, respectively, for the three months ended January 28, 2006 compared to 66 percent and 34 percent of total revenues, respectively, for the three months ended January 29, 2005. Revenues are attributed to geographic areas based on the location of the customer to which our products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. For the three months ended January 28, 2006 and January 29, 2005, international revenues have increased primarily as a result of faster growth in the European region relative to North America. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM customers.
     A significant portion of our revenue is concentrated among a relatively small number of OEM customers. For the three months ended January 28, 2006, three customers each represented ten percent or more of our total revenues for a combined total of 72 percent of our total revenues. For the three months ended January 29, 2005, four customers each represented ten percent or more of our total revenues for combined totals of 82 percent of total revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM customers. Therefore, the loss of, or a decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers could seriously harm our financial condition and results of operations.
     Gross margin. Gross margin for the three months ended January 29, 2006 was 59.2 percent, a decrease of 0.9 percent from 60.1 percent for the three months ended January 28, 2005. Cost of goods sold consists of product costs, which are variable, and manufacturing operations costs and service operations, which are generally fixed. For the three months ended January 28, 2006, product costs relative to net revenues decreased by 2.6 percent as compared to the three months ended January 29, 2005 due to the transition from 2 Gbit products to new 4 Gbit products and some favorable product mix of shipments. Manufacturing operation costs and service operations costs increased 4.4 percent relative to net revenues primarily due to the increase in headcount and higher engineering charges as products transitioned into sustaining engineering from development. In addition, stock-based compensation expense in the three months ended January 28, 2006 increased by 0.9 percent relative to net revenues primarily as a result of the company’s adoption of Statement of Financial Accounting Standards No. 123-R, Share-Based Payment, (“SFAS 123R”).
     Gross margin is primarily affected by average selling price per port, number of ports shipped, and cost of goods sold. We expect that average selling price per port for our products will continue to decline at rates consistent with the rates we experienced in fiscal year 2005, unless they are further affected by accelerated pricing pressures, new product introductions by us or our competitors, or other factors that may be beyond our control. We believe that we have the ability to partially mitigate the effect of declines in average selling price per port on gross margins through our product and manufacturing operations cost reductions. However, the average selling price per port could decline at a faster pace than we anticipate. If this dynamic occurs, we may not be able to reduce our costs fast enough to prevent a decline in our gross margins. In addition, we must also maintain or increase current volume of ports shipped to maintain our current gross margins. If we are unable to offset future reductions of average selling price per port with reductions in product and manufacturing operations costs, or if as a result of future reductions in average selling price per port our revenues do not grow, our gross margins would be negatively affected.
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
     For the three months ended January 28, 2006, R&D expenses increased by $6.4 million, or 20 percent, to $38.1 million, compared with $31.7 million for the three months ended January 29, 2005. This increase is primarily due to a $3.8 million increase in salaries and headcount related expenses resulting from growth in our new Tapestry line of products and the buildout of our offshore development center, $2.7 million increase in stock-based compensation expense primarily attributable to the Company’s adoption of SFAS 123R, and $0.7 million increase in outside service providers due to the continued investment in offshore research and development.
     Excluding any stock-based compensation expenses related to awards remeasured at their intrinsic value, which will vary depending on the changes in the market value of our common stock, we currently anticipate that R&D expenses for the three months ending April 29, 2006 will increase in absolute dollars as a result of increased headcount.
     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses.
     For the year three months ended January 28, 2006, sales and marketing expenses increased by $6.1 million, or 24 percent, to $30.9 million, compared with $24.8 million for the three months ended January 29, 2005. This increase is primarily due to a $2.7 million increase in salaries and headcount related expenses, including higher commissions expenses due to higher revenues, a $1.8 million increase in stock-based compensation expense primarily attributable to the Company’s adoption of SFAS 123R, and a $1.8 million increase in sales and marketing program expenses.
     Excluding any stock-based compensation expenses related to awards remeasured at their intrinsic value, which will vary depending on the changes in the market value of our common stock, we currently anticipate that sales and marketing expenses for the three months ended April 29, 2006 will increase in absolute dollars as a result of increased headcount.
     General and administrative expenses. General and administrative (G&A) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses.
     G&A expenses for the three months ended January 28, 2006 increased by $1.1 million, or 17 percent, to $7.8 million, compared with $6.7 million for the three months ended January 29, 2005. The increase in G&A is primarily due to a $1.0 million increase in stock based compensation primarily attributable to the Company’s adoption of SFAS 123R.
     Excluding any stock-based compensation expenses related to awards remeasured at their intrinsic value, which will vary depending on the changes in the market value of our common stock, we currently anticipate that G&A expenses for the three months ending April 29, 2006 to remain flat in absolute dollars.
     Internal review and SEC investigation costs. On January 24, 2005, we announced that our Audit Committee completed an internal review regarding historical stock option granting practices. Following the January 2005 Audit Committee internal review, on May 16, 2005, we announced that additional information had come to our attention that indicated that certain guidelines regarding stock option granting practices were not followed and our Audit Committee had commenced an internal review of our stock option accounting focusing on leaves of absence and transition and advisory roles. Our Audit Committee review was completed in November 2005. In addition, we are undergoing an SEC and Department of Justice (“DOJ”) joint investigation regarding our historical stock option granting practices. As a result, for the three months ended January 28, 2006, and January 29, 2005 we recorded $4.0 million and $3.7 million, respectively for professional service fees related to the completed internal reviews and ongoing SEC investigation.
     Provision for SEC settlement. During the three months ended January 28, 2006 we began active settlement discussions with the Staff of the SEC’s Division of Enforcement (the “Staff”) regarding our financial restatements related to stock option accounting. As a result of these discussions, for the three months ended January 28, 2006 we recorded a $7.0 million provision for an estimated settlement expense. This is an increase of $2.0 million over the $5.0 million previously disclosed on February 16, 2006 as a result of further discussions with the Staff. The $7.0 million estimated settlement expense is based on an offer of settlement that the Company made to the Staff and for which the Staff intends on recommending to the SEC’s Commissioners. The offer of settlement is contingent upon final approval by the SEC’s Commissioners.

     Stock compensation expense. Total stock-based compensation expense for the three months ended January 28, 2006 was $6.9 million. Of this amount, $1.8 million was included in cost of sales, $2.0 million in research and development, $1.6 million in sales and marketing, $0.8 million in general and administrative expenses, and $0.6 million in amortization of deferred stock-based compensation related to prior acquisitions. Total stock-based compensation expense (benefit) for the three months ended January 29, 2005 was $(0.9) million. Of this amount, of $(0.2) million was included in cost of sales, $(0.4) million in research and development, $(0.2) million in sales and marketing, $(0.2) million in general and administrative expenses, and $0.1 million in amortization of deferred stock-based compensation related to prior acquisitions. Total stock-based compensation benefit as of January 29, 2005 excludes certain stock-based awards which were previously reported as proforma compensation expense under APB 25 (see Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements).
     Effective October 30, 2005 we began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards and other forms of equity compensation at the grant date requires judgment, including estimating our stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. For the three months ended January 28, 2006 stock-based compensation expense for stock options and employee stock purchases of $5.3 million is included in cost of sales, research and development, sales and marketing, or general and administrative expenses by employee.
     We have stock-based compensation arising from stock option grants remeasured at their intrinsic value and subject to change in measurement date. For the three months ended January 28, 2006, total compensation expense of $0.3 million resulting from stock option grants remeasured at their intrinsic value was included in cost of sales, research and development, sales and marketing, or general and administrative expenses by employee. For the three months ended January 29, 2005, total compensation expense (benefit) of $(1.3) million resulting from stock option grants remeasured at their intrinsic value and subject to change in measurement date are included in cost of sales, research and development, sales and marketing, or general and administrative expenses, by employee. Accordingly, amortization of stock-based compensation does not include the compensation expense arising from these awards. The stock-based compensation expense associated with remeasuring awards at their intrinsic value each reporting period will vary significantly as a result of future changes in the market value of our common stock. The change in stock-based compensation related to awards remeasured at their intrinsic value during the three months ended January 28, 2006 as compared to the three months ended January 29, 2005 is due to a change in market values of our common stock during the reported periods.
     In addition to the stock-based compensation expense recorded for stock-based awards, for the three months ended January 28, 2006 and January 29, 2005, we recorded $0.6 million and $0.1 million, respectively, in amortization of stock-based compensation in connection with prior acquisitions. The amortized stock-based compensation expense represents the fair value of unvested restricted common stock and assumed stock options, and is being amortized over the respective remaining service periods on a straight-line basis. As of January 28, 2006, the remaining unamortized balance of stock-based compensation related to prior acquisitions was approximately $1.0 million.
     Interest and other income, net. Interest and other income was $7.0 million and $5.2 million for three months ended January 28, 2006 and January 29, 2005, respectively. For the three months ended January 28, 2006, the increase was primarily due to higher average rates of return due to investment mix and increase in interest rates, as well as increased average cash, cash equivalent, restricted short-term investments and short-term and long-term investment balances.
     Interest expense. Interest expense was $1.8 million and $2.2 million for the three months ended January 28, 2006 and January 29, 2005, respectively. Interest expense primarily represents the interest cost associated with our convertible subordinated debt. The decrease in interest expense was primarily the result of the repurchases of our convertible subordinated debt, resulting in a lower debt outstanding. As of January 28, 2006 and January 29, 2005, the outstanding balance of our convertible subordinated debt was $278.9 million and $348.1 million, respectively (see Note 6, “Convertible Subordinated Debt,” of the Notes to Condensed Consolidated Financial Statements).

     Gain on repurchases of convertible subordinated debt. During the three months ended January 28, 2006 and January 29, 2005, we repurchased zero and $4.2 million in face value of our convertible subordinated debt, respectively, on the open market. For the three months ended January 29, 2005, we paid an average of $0.955 on each dollar of face value for an aggregate purchase price of $4.0 million, which resulted in a pre-tax gain of $0.2 million.
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
     In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction by jurisdiction basis. In determining future taxable income, we are responsible for assumptions utilized including the amount of state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgments about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Cumulative losses incurred in the last seven fiscal years represented sufficient negative evidence to require a full valuation allowance. As of January 28, 2006, we had a valuation allowance against the deferred tax assets, which we intend to maintain until sufficient positive evidence exists to support reversal of the valuation allowance. Future reversals or increases to our valuation allowance could have a significant impact on our future earnings.
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
     In the three months ended January 28, 2006, we have recorded an income tax provision of $7.9 million, compared to income tax provision of $5.3 million for the three months ended January 29, 2005. For the three months ended January 28, 2006, our income tax provision is based on both domestic and international operations. We expect to continue to record an income tax provision for our international and domestic operations in the future. Our effective tax rate for the three months ended January 28, 2006 was higher due to the provision for SEC settlement recorded in the period. We expect our effective tax rate for the three months ending April 29, 2006 to be lower. Since we have a full valuation allowance against deferred tax assets which result from U.S. operations, U.S. income tax expense or benefits are offset by releasing or increasing, respectively, the valuation allowance. Our US federal income tax liability is reduced by the utilization of net operating loss and credit carry forwards from prior years such that only alternative minimum tax results. To the extent these carryforwards are fully utilized against future earnings, our US federal effective tax rate is expected to increase. To the extent that international revenues and earnings differ from those historically achieved, a factor largely influenced by the buying behavior of our OEM partners, or unfavorable changes in tax laws and regulations occur, our income tax provision could change.
     In November 2005, we were notified by the Internal Revenue Service that our domestic federal income tax return for the year ended October 25, 2003 was subject to audit. The IRS Audit is ongoing and we believe our reserves are adequate to cover any potential assessments that may result from the examination.
Liquidity and Capital Resources
     Cash, cash equivalents, restricted short-term investments, and short-term and long-term investments were $789.1 million as of January 28, 2006, an increase of $24.7 million over the prior quarter total of $764.4 million. For the three months ended January 28, 2006, we generated $32.0 million in cash from operating activities. Cash from operations significantly exceeded net income for the three months ended January 28, 2006 due to non-cash expense items, primarily related to depreciation and amortization, non-cash compensation expense, and the provision for SEC settlement, offset by an increase in accounts receivable. Days sales outstanding in receivables for the three months ended January 28, 2006 was 41 days, compared with 58 days for the three months ended January 29, 2005.

     Net cash used in investing activities for the three months ended January 28, 2006 totaled $30.0 million and was the result of $75.7 million in cash used for purchases of short-term, restricted short-term, and long-term investments and other non-marketable minority equity investments and $8.2 million invested in capital equipment, offset by $53.9 million in net proceeds from sales and maturities of short-term and short-term restricted investments.
     Net cash provided by financing activities for the three months ended January 28, 2006 totaled $3.9 million. Net cash provided by financing activities was primarily the result of proceeds from the issuance of common stock.
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
     We have a manufacturing agreement with Foxconn under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. The required lead-time for placing orders with Foxconn depends on the specific product. As of January 28, 2006, our aggregate commitment to Foxconn for inventory components used in the manufacture of Brocade products was $51.5 million, net of purchase commitment reserves of $6.0 million, which we expect to utilize during future normal ongoing operations. Although the purchase orders we place with Foxconn are cancelable, the terms of the agreement requires us to purchase from Foxconn all inventory components not returnable or usable by, or sold to, other customers of Foxconn. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations.
     On December 21, 2001, and January 10, 2002, we sold an aggregate of $550 million in principal amount of two percent convertible subordinated notes due January 2007 (the “Notes” or “Convertible Subordinated Debt”) (see Note 8, “Convertible Subordinated Debt,” of the Notes to Condensed Consolidated Financial Statements). Holders of the Notes may, in whole or in part, convert the Notes into shares of our common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (approximately 6.4 million shares may be issued upon conversion based on outstanding debt of $278.9 million as of January 28, 2006) at any time prior to maturity on January 1, 2007, subject to earlier redemption. Under the original term of the Notes, at any time on or after January 5, 2005, we were entitled to redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price
Beginning on January 5, 2005 and ending on December 31, 2005	100.80%
Beginning on January 1, 2006 and ending on December 31, 2006	100.40%
On January 1, 2007	100.00%
     On August 23, 2005, in accordance with the terms of the indenture agreement dated December 21, 2001 with respect to the Convertible Subordinated Debt, the Company elected to deposit securities with the trustee of the Notes (the “Trustee”), which fully collateralized the outstanding notes, and to discharge the indenture agreement. Pursuant to this election, the Company provided an irrevocable letter of instruction to the Trustee to issue a notice of redemption on June 26, 2006 and to redeem the Notes on August 22, 2006 (the “Redemption Date”). Over the course of the next year, the Trustee, using the securities deposited with them, will pay to the noteholders (1) all the interest scheduled to become due per the original note prior to the Redemption Date, and (2) all the principal and remaining interest, plus a call premium of 0.4% of the face value of the Notes, on the Redemption Date. As of January 28, 2006, the Company had an aggregate of $277.0 million in interest-bearing U.S. securities with the Trustee. The securities will remain on the Company’s balance sheet as restricted short-term investments until the Redemption Date.
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

     During the three months ended January 28, 2006 we did not purchase any of our Convertible Subordinated Debt on the open market. For the three months ended January 29, 2005, we purchased $4.2 million in face value of our Convertible Subordinated Debt on the open market and paid an average of $0.955 on each dollar of face value for an aggregate purchase price of $4.0 million, which resulted in a pre-tax gain of $0.2 million. As of January 28, 2006, the remaining balance outstanding of the convertible subordinated debt was $278.9 million.
     On November 18, 2003, we purchased a previously leased building located near our San Jose headquarters, and issued a $1.0 million guarantee as part of the purchase agreements.
     The following table summarizes our contractual obligations (including interest expense) and commitments as of January 28, 2006 (in thousands):

			Less than						More than
	Total		1 Year		1-3 Years		3-5 Years		5 Years
Contractual Obligations:
Convertible subordinated notes, including interest	$277,040			$277,040		$—		$—		$—
Non-cancelable operating leases	67,008			15,981		29,106		21,921		—
Purchase commitments, gross	51,534	(1)		51,534		—		—		—

Total contractual obligations	$395,582			$344,555		$29,106		$21,921		$—

Other Commitments:
Standby letters of credit	$8,343		$	n/a	$	n/a	$	n/a	$	n/a

Guarantee	$1,015		$	n/a	$	n/a	$	n/a	$	n/a

(1)	Amount reflects total gross purchase commitments under our manufacturing agreement with a third party contract manufacturer. Of this amount, we have reserved $6.0 million for estimated purchase commitments that we do not expect to consume in normal operations.
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
     Other. Under the terms of a certain licensing agreement, we may be required to pay up to $3.7 million of prepaid license fees if certain milestones are met.
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
     Service revenue consists of training, warranty, and maintenance arrangements, including post-contract customer support (“PCS”) and other professional services. PCS services are offered under renewable, annual fee-based contracts or as part of multiple element arrangements and typically include upgrades and enhancements to our software operating system software, and telephone support. Service revenue, including revenue allocated to PCS elements, is deferred and recognized ratably over the contractual period. Service contracts are typically one to three years in length. Professional services are offered under fee based contracts or as part of multiple element arrangements. Professional service revenue is recognized as delivery of the underlying service occurs. Training revenue is recognized upon completion of the training.
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
     Stock-Based Compensation. Effective October 30, 2005 we began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with SFAS 123R. We adopted the modified prospective transition method provided for under SFAS 123R, and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in the first quarter of fiscal year 2006 now includes 1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to October 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) quarterly amortization related to stock-based awards granted subsequent to October 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, we record expense over the offering period and vesting term in connection with 1) shares issued under our employee stock purchase plan and 2) stock options and restricted stock awards. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award under an accelerated vesting method.
     Prior to October 30, 2005, we accounted for stock-based awards using the intrinsic value method of accounting in accordance with APB 25, whereby the difference between the exercise price and the fair market value on the date of grant is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense was recognized in our Condensed Consolidated Statements of Operations when the exercise price of our employee stock option grant equals the market price of the underlying common stock on the date of grant, and the measurement date of the option grant is certain. The measurement date is certain when the date of grant is fixed and determinable. Prior to October 30, 2005 when the measurement date was not certain, we recorded stock-based compensation expense using variable accounting under APB 25. Effective October 30 2005, for awards where the measurement date is not certain, we record stock-based compensation expense under SFAS 123R. Under SFAS 123R, we remeasure the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised.
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
Interest Rate Risk
     Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at five major financial institutions in the United States. As of January 28, 2006, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.
     The following table presents the hypothetical changes in fair values of our investments as of January 28, 2006 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			As of	Given an Interest Rate
	Decrease of X Basis Points			January 28,	Increase of X Basis Points
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2006	50 BPS	100 BPS	150 BPS
U.S. government agencies and municipal obligations	$393,033	$391,912	$390,782	$389,355	$388,518	$387,396	$386,281
Corporate bonds and notes	$214,601	$213,418	$212,253	$211,890	$209,979	$208,867	$207,771

Total	$607,634	$605,330	$603,035	$601,245	$598,497	$596,263	$594,052

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
     The following table (in thousands) presents our cash equivalents, short-term, restricted short-term, and long-term investments subject to interest rate risk and their related weighted average interest rates as of January 28, 2006. Carrying value approximates fair value.

		Weighted
		Average
	Amount	Interest Rate
Cash and cash equivalents	$187,872	3.7%
Restricted short-term investments	277,040	3.8%
Short-term investments	262,465	3.2%
Long-term investments	61,740	3.5%

Total	$789,117	3.6%

     Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. Therefore, we are not exposed to changes in interest rates related to our long-term debt instruments. The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On January 27, 2006, the average bid and ask price on the Portal Market of our convertible subordinated notes due 2007 was 98.13, resulting in an aggregate fair value of approximately $273.7 million. Our common stock is quoted on the Nasdaq National Market under the symbol “BRCD.” On January 27, 2006, the last reported sale price of our common stock on the Nasdaq National Market was $4.62 per share.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”).
     The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information relating to Brocade, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively.
     (b) Changes in Internal Control Over Financial Reporting.
     There were no changes in our internal controls over financial reporting during the first quarter of fiscal 2006 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Limitations on the Effectiveness of Disclosure Controls and Procedures.
     Our management, including our Chief Executive Officer and Interim Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
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
     We have recently introduced a significant number of new products, primarily in our SilkWorm product family, which accounts for a substantial portion of our revenues. For example, during fiscal year 2005 we introduced the SilkWorm 48000 Director, the SilkWorm 200E entry level fabric switch, four new switch modules for bladed server solutions, and a new release of Fabric Manager software. We also recently launched three new software products, the Tapestry Application Resource Manager solution, the Tapestry Data Migration Manager, and the Tapestry Wide Area File Services solution, as well as new service and support offerings. We must achieve widespread market acceptance of our new products and service offerings in order to realize the benefits of our investments. The rate of market adoption is also critical. The success of our product and service offerings depend on numerous factors, including our ability:
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
     We depend on recurring purchases from a limited number of large OEM partners for the majority of our revenue. As a result, these large OEM partners have a significant influence on our quarterly and annual financial results. Our agreements with our OEM partners are typically cancelable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. For the first quarter ended January 28, 2006, three customers each represented ten percent or more of our total revenues for a combined total of 72 percent. We anticipate that our revenues and operating results will continue to depend on sales to a relatively small number of customers. The loss of any one significant customer, or a decrease in the level of sales to any one significant customer, or unsuccessful quarterly negotiation on key terms, conditions or timing of purchase orders placed during a quarter, could seriously harm our business and financial results.
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
     Many of our OEM partners experience uneven sales patterns in their businesses due to the cyclical nature of information technology spending. For example, some of our partners close a disproportionate percentage of their sales transactions in the last month, weeks and days of each fiscal quarter, and other partners experience spikes in sales during the fourth calendar quarter of each year. Because the majority of our sales are derived from a small number of OEM partners, when they experience seasonality, we experience similar seasonality. Historically, our second fiscal quarter is down from a seasonally strong first fiscal quarter due to a typically slower growth period for most of our major OEM partners. For instance, we were exposed to significant seasonality in the second fiscal quarter of fiscal year 2005 in part due to weaker spending in the enterprise product line during the first calendar quarter of 2005. In addition, we have experienced quarters where uneven sales patterns of our OEM partners have resulted in a significant portion of our revenue occurring in the last month of our fiscal quarter. This exposes us to additional inventory risk as we have to order products in anticipation of expected future orders and additional sales risk if we are unable to fulfill unanticipated demand. We are not able to predict the degree to which the seasonality and uneven sales patterns of our OEM partners or other customers will affect our business in the future particularly as we release new products.
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
As a result of our internal reviews and related restatements, we are subject to investigations by the SEC and DOJ, which may not be resolved favorably and have required, and may continue to require, a significant amount of management time and attention and accounting and legal resources, which could adversely affect our business, results of operations and cash flows.
     The SEC and the DOJ are currently conducting investigations of the Company. The period of time necessary to resolve the SEC and DOJ investigations is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. If we are subject to an adverse finding resulting from the SEC and DOJ investigation, we could be required to pay damages or penalties or have other remedies imposed upon us. During the three months ended January 28, 2006 we began active settlement discussions with the Staff of the SEC’s Division of Enforcement (the “Staff’’). As a result of these discussions, for the three months ended January 28, 2006 we recorded $7.0 million provision for an estimated settlement expense. This is an increase of $2.0 million over the $5.0 million amount previously disclosed on February 16, 2006 as a result of further discussions with the Staff. The $7.0 million estimated settlement expense is based on an offer of settlement that the Company made to the Staff and for which the Staff intends on recommending to the SEC’s Commissioners. The offer of settlement is contingent upon final approval by the SEC’s Commissioners. The recent restatements of our financial results, the ongoing SEC and DOJ investigations and any negative outcome that may occur from these investigations could impact our relationships with customers and our ability to generate revenue. In addition, considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future. The SEC and DOJ investigations could adversely affect our business, results of operations, financial position and cash flows.
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
     On December 15, 2004, the FASB issued SFAS 123R, Share-Based Payment, which requires us to measure compensation expense for employee stock options using the fair value method beginning the first quarter of fiscal year 2006, which is the quarter ended January 28, 2006. SFAS 123R applies to all outstanding stock options that are not vested at the effective date and grants of new stock options made subsequent to the effective date. As a result of SFAS 123R, we recorded higher levels of stock based compensation due to differences between the valuation methods of SFAS 123R and APB 25. In prior periods, we recorded any compensation expense associated with stock option grants to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25.
Our future operating expenses may be adversely affected by changes in our stock price.
     A portion of our outstanding stock options are subject to variable accounting. Under variable accounting, we are required to remeasure the value of the options, and the corresponding compensation expense, at the end of each reporting period until the option is exercised, cancelled or expires unexercised. As a result, the stock-based compensation expense we recognize in any given period can vary substantially due to changes in the market value of our common stock. Volatility associated with stock price movements has resulted in compensation benefits when our stock price has declined and compensation expense when our stock price has increased. For example, the market value of our common stock at the end of the third and fourth quarters of fiscal year 2005 and the first quarter of 2006 was $4.48, $3.60 and $4.62 per share, respectively. Accordingly, we recorded compensation expense (benefit) in the fourth quarter of fiscal year 2005 and the first quarter of fiscal year 2006 of approximately $(0.2) million and $0.3 million, respectively. We are unable to predict the future market value of our common stock and therefore are unable to predict the compensation expense or benefit that we will record in future periods.
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
     The market price of our common stock has experienced significant volatility in the past and will likely continue to fluctuate significantly in response to the following factors, some of which are beyond our control:
•	macroeconomic conditions;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates and ratings by securities analysts;

•	changes in market valuations of other technology companies;

•	announcements of financial results by us or other technology companies;

•	announcements by us, our competitors, customers, or similar businesses of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	losses of major OEM partners;

•	additions or departures of key personnel;

•	adverse finding resulting from the SEC and DOJ investigation or related litigation;

•	sales by us of common stock or convertible securities;

•	incurring additional debt; and

•	other risk factors detailed in this section.
     In addition, the stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of how the business performs.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes employee stock repurchase activity for the three months ended January 28, 2006 (in thousands excluding per share data):

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced	Under the
	Purchased (1)	Paid Per Share	Program	Program (2)
October 30, 2005 – November 26, 2005	1	$4.44	—	$92,950

November 27, 2005 – December 24, 2005	—	—	—	$92,950

December 25, 2005 – January 28, 2006	—	—	—	$92,950

Total	1	$4.44	—	$92,950

(1)	The total number of shares repurchased include those shares of Brocade common stock that employees deliver back to Brocade to satisfy tax-withholding obligations at the settlement of restricted stock exercises, and upon the termination of an employee, the forfeiture of either restricted shares or unvested common stock as a result of early exercises. As of January 28, 2006, approximately 1,935,000 million shares are subject to repurchase by Brocade.

(2)	In August 2004, our board of directors approved a share repurchase program for up to $100.0 million of our common stock. The purchases may be made, from time to time, in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of January 28, 2006, we have purchased 1,150,000 shares at an average price of $6.13 per share, and under this program $92.9 million remains available for future repurchases.
Item 6. Exhibits

Exhibit
Number	Description of Document
10.1	Fifth Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2006.

10.2	Tolling Agreement dated as of January 1, 2006, between Gregory L. Reyes and Brocade, David House, William Krause, Nicholas Moore, William O’Brien, Christopher Paisley, Larry Sonsini, Seth Neiman, Neal Dempsey and Sanjay Vaswani.

10.3 +	Amendment 23 to Statement of Work #1 of the IBM/Brocade Goods Agreement ROC-P-68, dated December 15, 2005, by and between IBM Corporation and Brocade.

10.4	Amendment 24 to Statement of Work #1 of the IBM/Brocade Goods Agreement ROC-P-68, dated December 15, 2005, by and between IBM Corporation and Brocade.

10.5	Amended Director Cash Compensation Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROCADE COMMUNICATIONS SYSTEMS, INC.

Date: March 8, 2006	By:	/s/ Richard Deranleau

Richard Deranleau
VP, Interim Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description of Document
10.1	Fifth Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2006.

10.2	Tolling Agreement dated as of January 1, 2006, between Gregory L. Reyes and Brocade, David House, William Krause, Nicholas Moore, William O’Brien, Christopher Paisley, Larry Sonsini, Seth Neiman, Neal Dempsey and Sanjay Vaswani.

10.3 +	Amendment 23 to Statement of Work #1 of the IBM/Brocade Goods Agreement ROC-P-68, dated December 15, 2005, by and between IBM Corporation and Brocade.

10.4	Amendment 24 to Statement of Work #1 of the IBM/Brocade Goods Agreement ROC-P-68, dated December 15, 2005, by and between IBM Corporation and Brocade.

10.5	Amended Director Cash Compensation Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.