Form 10-Q
period 2006-04-29
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2006-06-07
CIK 1009626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 29, 2006
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
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock on May 26, 2006 was 272,473,492 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED APRIL 29, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
	2006	2005	2006	2005
Net revenues	$182,742	$144,753	$352,824	$306,331
Cost of revenues (1)	77,598	61,919	146,979	126,325

Gross margin	105,144	82,834	205,845	180,006
Operating expenses:
Research and development (1)	39,561	31,361	77,680	63,035
Sales and marketing (1)	34,313	25,083	65,181	49,908
General and administrative (1)	7,296	5,692	15,097	12,355
Internal review and SEC investigation costs	3,160	1,363	7,189	5,104
Provision for SEC settlement	—	—	7,000	—
Acquisition related amortization of stock compensation	579	24	1,202	131
Acquisition related compensation expense	585	—	585	—
Amortization of intangible assets	518	—	518	—
Facilities lease losses	3,775	—	3,775	—
Restructuring costs	—	(137)	—	(137)

Total operating expenses	89,787	63,386	178,227	130,396

Income from operations	15,357	19,448	27,618	49,610
Interest and other income, net	7,206	5,592	14,236	10,782
Interest expense	(1,838)	(1,826)	(3,615)	(4,063)
Gain on repurchases of convertible subordinated debt	—	2,168	—	2,318

Income before provision for income taxes	20,725	25,382	38,239	58,647
Income tax provision	7,212	4,025	15,066	9,347

Net income	$13,513	$21,357	$23,173	$49,300

Net income per share – Basic	$0.05	$0.08	$0.09	$0.18

Net income per share – Diluted	$0.05	$0.08	$0.08	$0.18

Shares used in per share calculation – Basic	270,564	268,043	269,982	267,131

Shares used in per share calculation – Diluted	274,393	269,823	273,247	270,648

(1)	Amounts for the three and six months ended April 29, 2006 include stock-based compensation expense for stock options and employee stock purchases recognized under SFAS 123R (see Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements).
See accompanying notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	April 29,	October 29,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$181,009	$182,001
Short-term investments	277,794	209,865

Total cash, cash equivalents and short-term investments	458,803	391,866
Restricted short-term investments	279,819	277,230
Accounts receivable, net of allowances of $4,299 and $4,942 at April 29, 2006 and October 29, 2005, respectively	76,112	70,104
Inventories	8,223	11,030
Convertible subordinated debt issuance costs	579	1,430
Prepaid expenses and other current assets	21,964	18,478

Total current assets	845,500	770,138

Long-term investments	42,320	95,306
Property and equipment, net	104,861	108,118
Goodwill	41,013	—
Intangible assets, net	17,241	—
Other long-term assets	44,608	8,168

Total assets	$1,095,543	$981,730

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$34,241	$23,778
Accrued employee compensation	48,775	37,762
Deferred revenue	55,651	45,488
Current liabilities associated with lease losses	5,120	4,659
Other accrued liabilities	73,611	69,832
Convertible subordinated debt	278,883	278,883

Total current liabilities	496,281	460,402

Non-current liabilities associated with lease losses	13,376	12,481
Other long-term liabilities	32,031	—

Total liabilities	541,688	472,883
Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value 5,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 275,176 and 269,695 shares at April 29, 2006 and October 29, 2005, respectively	275	270
Additional paid-in capital	873,150	855,563
Deferred stock compensation	—	(3,180)
Accumulated other comprehensive loss	(2,911)	(3,974)
Accumulated deficit	(316,659)	(339,832)

Total stockholders’ equity	553,855	508,847

Total liabilities and stockholders’ equity	$1,095,543	$981,730

See accompanying notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	April 29,	April 30,
	2006	2005
Cash flows from operating activities:
Net income	$23,173	$49,300
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefit from employee stock plans	(6,587)	—
Depreciation and amortization	18,551	24,758
Loss on disposal of property and equipment	200	500
Amortization of debt issuance costs	851	741
Gain on repurchases of convertible subordinated debt	—	(2,318)
Non-cash compensation expense (benefit)	14,899	(1,641)
Provision for doubtful accounts receivable and sales returns	744	1,370
Provision for SEC settlement	7,000	—
Non-cash facilities lease loss expense	3,775	—
Changes in operating assets and liabilities:
Accounts receivable	(6,180)	7,144
Inventories	2,807	(6,263)
Prepaid expenses and other assets	(2,915)	2,688
Accounts payable	10,463	(1,173)
Accrued employee compensation	11,013	(15)
Deferred revenue	10,163	5,883
Other accrued liabilities and long-term debt	2,156	5,389
Liabilities associated with lease losses	(2,419)	(2,684)

Net cash provided by operating activities	87,694	83,679

Cash flows from investing activities:
Purchases of property and equipment	(15,473)	(11,359)
Purchases of short-term investments	(138,184)	(198,705)
Proceeds from maturities of short-term investments	135,484	364,509
Purchases of long-term investments	(12,568)	(190,250)
Purchases of other investments, net	(4,575)	—
Proceeds from other investments, net	—	252
Proceeds from maturities of long-term investments	—	7,500
Purchases of restricted short-term investments	(3,309)	—
Proceeds from the maturities of restricted short-term investments	2,909	—
Cash held in escrow in connection with the acquisition of NuView	(32,031)	—
Cash paid in connection with the acquisition of NuView, net of cash acquired	(27,856)	—

Net cash used in investing activities	(95,603)	(28,053)

Cash flows from financing activities:
Purchases of convertible subordinated debt	—	(70,485)
Proceeds from issuance of common stock, net	15,162	23,891
Common stock repurchase program	(14,930)	(7,050)
Excess tax benefit from employee stock plans	6,587	—

Net cash provided by (used in) financing activities	6,819	(53,644)

Effect of exchange rate fluctuations on cash and cash equivalents	98	159

Net increase (decrease) in cash and cash equivalents	(992)	2,141
Cash and cash equivalents, beginning of period	182,001	79,375

Cash and cash equivalents, end of period	$181,009	$81,516

See accompanying notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Operations of Brocade
     Brocade Communications Systems, Inc. (“Brocade” or the “Company”) designs, develops, markets, sells, and supports data storage networking products and services, offering a line of storage networking products that enable companies to implement highly available, scalable, manageable, and secure environments for data storage applications. The Brocade SilkWorm® family of storage area networking (“SAN”) products is designed to help companies reduce the cost and complexity of managing business information within a data storage environment. In addition, the Brocade Tapestry™ family of application infrastructure solutions extends the ability to proactively manage and optimize application and information resources across the enterprise. Brocade products and services are marketed, sold, and supported worldwide to end-user customers primarily through distribution partners, including original equipment manufacturers (“OEMs”), value-added distributors, systems integrators, and value-added resellers.
     Brocade was reincorporated on May 14, 1999 as a Delaware corporation, succeeding operations that began in California on August 24, 1995. The Company’s headquarters are located in San Jose, California.
     Brocade, the Brocade B weave logo, Fabric OS, File Lifecycle Manager, My View, Secure Fabric OS, SilkWorm, and StorageX are registered trademarks and Tapestry is a trademark of Brocade Communications Systems, Inc., in the United States and/or in other countries. All other brands, products, or service names identified are or may be trademarks or service marks of, and are used to identify, products or services of their respective owners.
2. Summary of Significant Accounting Policies
Fiscal Year
     The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Both fiscal years 2006 and 2005 are 52-week fiscal years.
Basis of Presentation
     The accompanying financial data as of April 29, 2006, and for the three and six months ended April 29, 2006 and April 30, 2005, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and accompanying note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet dated as of October 29, 2005 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005.
     In the opinion of management, all adjustments (which include only normal recurring adjustments, except as otherwise indicated) necessary to present a fair statement of financial position as of April 29, 2006, results of operations for the three and six months ended April 29, 2006 and April 30, 2005, and cash flows for the six months ended April 29, 2006 and April 30, 2005 have been made. The results of operations for the three and six months ended April 29, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
     Short-term and long-term investments are maintained at three major financial institutions, are classified as available-for-sale, and are recorded in the accompanying Condensed Consolidated Balance Sheets at fair value. Fair value is determined using quoted market prices for those securities. Unrealized holding gains and losses are included as a separate component of accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets, net of any related tax effect. Realized gains and losses are calculated based on the specific identification method and are included in interest and other income, net, in the Condensed Consolidated Statements of Operations.
     Restricted short-term investments consist of debt securities issued by the United States government. These investments are maintained at one major financial institution, and are recorded on the accompanying Consolidated Balance Sheets at fair value.
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
     From time to time the Company makes equity investments in non-publicly traded companies. These investments are included in other assets in the accompanying Condensed Consolidated Balance Sheets, and are generally accounted for under the cost method as the Company does not have the ability to exercise significant influence over the respective companies’ operating and financial policies. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income, net in the Condensed Consolidated Statements of Operations. Factors used in determining an impairment include, but are not limited to, the current business environment, including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary. As of April 29, 2006 and October 29, 2005, the carrying values of the Company’s equity investments in non-publicly traded companies were $8.3 million and $3.8 million, respectively.
Goodwill and Intangible Assets
     The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). SFAS 142 requires that goodwill be capitalized at cost and tested annually for impairment. The Company evaluates goodwill on an annual basis during its second fiscal quarter, or whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized to the extent that the carrying amount exceeds the assets implied fair value. Events which might indicate impairment include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of economic environment on the Company’s customer base, material negative changes in relationships with significant customers, and/or a significant decline in the Company’s stock price for a sustained period. No goodwill impairment was recorded for the periods presented.

     Intangible assets other than goodwill are amortized over their useful lives, unless these lives are determined to be indefinite. Intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful life of the respective asset. Intangible assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”). The Company performs impairment tests for long-lived assets on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Examples of such events or circumstances include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for its business, significant negative industry or economic trends, and/or a significant decline in the Company’s stock price for a sustained period. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. No intangible asset impairment was recorded for the periods presented.
Concentrations
     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted short-term investments, short-term and long-term investments, and accounts receivable. Cash, cash equivalents, restricted short-term investments, and short-term and long-term investments are primarily maintained at six major financial institutions in the United States. Deposits held with banks may be redeemed upon demand and may exceed the amount of insurance provided on such deposits. The Company principally invests in United States government and United States government agency debt securities and corporate bonds and notes, and limits the amount of credit exposure to any one entity.
     A majority of the Company’s trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of April 29, 2006, two customers accounted for 38 percent and 19 percent, respectively, of total accounts receivable. As of October 29, 2005, three customers accounted for 37 percent, 18 percent, and 10 percent, respectively, of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales returns, and other allowances. While the Company has not experienced material credit losses in any of the periods presented, there can be no assurance that the Company will not experience material credit losses in the future.
     For the three months ended April 29, 2006 and April 30, 2005, three customers each represented ten percent or more of the Company’s total revenues for combined totals of 70 percent and 73 percent of total revenues, respectively. For the six months ended April 29, 2006 and April 30, 2005, three customers each represented ten percent or more of the Company’s total revenues for combined totals of 71 percent and 72 percent of total revenues, respectively. The level of sales to any one of these customers may vary, and the loss of, or a decrease in the level of sales to, any one of these customers would likely cause seriously harm to the Company’s financial condition and results of operations.
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
     The Company’s business is concentrated in the SAN industry, which is highly competitive and from time to time has been impacted by unfavorable economic conditions and reduced information technology (“IT”) spending rates. The Company’s future success depends, in part, upon the buying patterns of customers in the SAN industry, their response to current and future IT investment trends, and the continued demand by such customers for the Company’s products. The Company’s future success, in part, also depends upon its ability to enhance its existing products and to develop and introduce, on a timely basis, new cost-effective products and features that keep pace with technological developments and emerging industry standards.
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
     Service revenue. Service revenue consists of training, warranty, and maintenance arrangements, including post-contract customer support (“PCS”) and other professional services. PCS services are offered under renewable, annual fee-based contracts or as part of multiple element arrangements and typically include upgrades and enhancements to the Company’s software operating system and telephone support. Service revenue, including revenue allocated to PCS elements, is deferred and recognized ratably over the contractual period. Service contracts are typically one to three years in length. Professional services are offered under fee-based contracts or as part of multiple element arrangements. Professional service revenue is recognized as delivery of the underlying service occurs. Training revenue is recognized upon completion of the training. Service and training revenue were not material in any of the periods presented.
     Multiple-element arrangements. The Company’s multiple-element product offerings include computer hardware and software products, and support services. The Company also sells certain software products and support services separately. The Company’s software products are essential to the functionality of its hardware products and are, therefore, accounted for in accordance with Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended. The Company allocates revenue to each element based upon vendor-specific objective evidence (“VSOE”) of the fair value of the element or, if VSOE is not available, by application of the residual method. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.
     Warranty Expense. The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience.
Stock-Based Compensation
     Effective October 30, 2005 the Company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123-R, Share-Based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized for the six months ended April 29, 2006 now includes: (1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to October 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”); and (2) quarterly amortization related to stock-based awards granted subsequent to October 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, the Company records expense over the offering period and vesting term in connection with (1) shares issued under its employee stock purchase plan and (2) stock options and restricted stock awards. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award under an accelerated vesting method.
     Prior to October 30, 2005, the Company accounted for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), whereby the difference between the exercise price and the fair market value on the date of grant is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense was recognized in the Company’s Condensed Consolidated Statements of Operations when the exercise price of the Company’s employee stock option grant equals the market price of the underlying common stock on the date of grant, and the measurement date of the option grant is certain. The measurement date is certain when the date of grant is fixed and determinable. Prior to October 30, 2005, when the measurement date was not certain, the Company recorded stock-based compensation expense using variable accounting under APB 25. From May 1999 through July 2003, the Company granted 98.8 million options that were subject to variable accounting under APB 25 because the measurement date of the options granted was not certain. Effective October 30, 2005, if the measurement date is not certain, the Company records stock-based compensation expense under SFAS 123R. Under SFAS 123R, the Company remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As of April 29, 2006, 3.0 million options with a weighted average exercise price of $13.28 and a weighted average remaining life of 5.5 years remain outstanding and continue to be remeasured at the intrinsic value. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated under an accelerated vesting method.
Employee Stock Plans
     The Company has several stock-based compensation plans (the “Plans”) that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005. The Company, under the various equity plans, grants stock options for shares of common stock to employees and directors. In accordance with the Plans, incentive stock options may not be granted at less than 100 percent of the estimated fair market value of the common stock, and incentive stock options granted to a person owning more than 10 percent of the combined voting power of all classes of stock of the Company must be issued at 110 percent of the fair market value of the stock on the date of grant. Nonstatutory stock options may be granted at any price. The Plans provide that the options shall be exercisable over a period not to exceed seven years. The majority of options granted under the Plans vest over a period of four years. Certain options granted under the Plans vest over shorter or longer periods. At April 29, 2006, an aggregate of 129.1 million shares were authorized for future issuance under the Plans, which includes Stock Options, Employee Stock Purchase Plan, and Restricted Stock Awards. A total of 88.2 million shares of common stock were available for grant under the Plans as of April 29, 2006. Awards that expire, or are cancelled without delivery of shares, generally become available for issuance under the Plans.
Stock Options
     When the measurement date is certain, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected term of stock options is based on the midpoint of the historical exercise behavior and uniform exercise behavior. The expected volatility is based on an equal weighted average of implied volatilities from traded options of the Company’s stock and historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that Brocade has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
Stock Options	2006	2005	2006	2005
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Risk-free interest rate	5.0 – 5.3%	3.4 – 3.9%	4.8 – 5.0%	3.2 – 3.8%
Expected volatility	48.5%	47.6%	50.7%	47.4%
Expected term (in years)	3.3	2.8	3.3	2.8
     The Company recorded $3.5 million and $7.9 million of compensation expense related to stock options for the three and six months ended April 29, 2006, respectively, in accordance with SFAS 123R. A summary of stock option activity under the Plans for the three and six months ended April 29, 2006 is presented as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise	Term	Intrinsic Value
	(in thousands)	Price	(Years)	(in thousands)
Outstanding, October 29, 2005	45,179	$6.59
Granted	1,165	$4.19
Exercised	(204)	$0.68
Forfeited or Expired	(3,209)	$6.14

Outstanding, January 29, 2006	42,931	$6.57

Granted	2,025	$5.52
Exercised	(2,061)	$5.50
Forfeited or Expired	(1,965)	$6.09

Outstanding, April 29, 2006	40,390	$6.60	6.1	$29,797

Ending Vested and Expected to Vest	38,826	$6.68	6.5	$27,500

Exercisable and Vested, April 29, 2006	24,989	$7.54	6.2	$12,642

     The weighted-average fair value of employee stock options granted during the three months ended April 29, 2006 and April 30, 2005 were $2.15 and $2.07, respectively. The total intrinsic value of stock options exercised for the three months ended April 29, 2006 and April 30, 2005 was $1.5 million and $2.6 million, respectively. The weighted-average fair value of employee stock options granted during the six months ended April 29, 2006 and April 30, 2005 were $1.98 and $2.09, respectively. The total intrinsic value of stock options exercised for the six months ended April 29, 2006 and April 30, 2005 was $2.3 million and $7.2 million, respectively.
     As of April 29, 2006, there was $17.0 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 3.7 years.
Employee Stock Purchase Plan
     Under Brocade’s Employee Stock Purchase Plan, eligible employees can participate and purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $1.1 million and $2.0 million, respectively for the three and six months ended April 29, 2006 in accordance with SFAS 123R.
     The fair value of the purchase right of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
Employee Stock Purchase Plan	2006	2005	2006	2005
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.4 – 4.4%	2.0 – 2.5%	3.4 – 4.4%	2.0 – 2.5%
Expected volatility	44.3%	50.3%	44.3%	50.3%
Expected term (in years)	0.5	0.5	0.5	0.5
     As of April 29, 2006, there was $0.4 million of total unrecognized compensation costs related to employee stock purchases. These costs are expected to be recognized over a weighted average period of 0.1 years.
Information as Reported in the Financial Statements
     Total stock-based compensation expense of $8.0 million and $14.9 million included in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended April 29, 2006 is comprised of the following (in thousands):

	Three Months	Six Months
	Ended	Ended
	April 29,	April 29,
	2006	2006
Restricted stock awards	$1,032	$1,791
Options remeasured at their intrinsic value	1,787	2,049
Acquisition related amortization of stock compensation	579	1,203
Incremental expense related to the adoption of SFAS 123R	4,563	9,856

Total	$7,961	$14,899

     The table below sets out the $4.6 million and $9.9 million of incremental stock-based compensation expense for stock options and employee stock purchases recognized under the provisions of SFAS 123R (in thousands, except per share data) for the three and six months ended April 29, 2006, respectively:

	Three Months	Six Months
	Ended	Ended
	April 29,	April 29,
	2006	2006
Stock-based compensation expense for stock options and employee stock purchases included in operations:
Cost of revenues	$(1,278)	$(2,925)
Research and development	(1,551)	(3,285)
Sales and marketing	(1,141)	(2,400)
General and administrative	(593)	(1,246)

Total	(4,563)	(9,856)
Tax benefit	122	153

Net decrease in net income	$(4,441)	$(9,703)

Effect on:
Net income per share- Basic	$(0.02)	$(0.04)
Net income per share- Diluted	$(0.02)	$(0.04)
     Prior to our adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For both the three and six months ended April 29, 2006, excess tax benefit generated from option exercises was $6.6 million. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.
Information Calculated as if Fair Value Method Had Applied to All Awards
     The table below sets out the pro forma amounts of net income and net income per share (in thousands, except per share data) that would have resulted for the three and six months ended April 30, 2005, if Brocade accounted for its employee stock plans under the fair value recognition provisions of SFAS 123:

	Three Months	Six Months
	Ended	Ended
	April 30,	April 30,
	2005	2005
Net income – as reported	$21,357	$49,300
Deduct: Stock-based compensation benefit included in reported net income, net of tax	(706)	(1,641)
Deduct: Stock-based compensation expense determined under the fair value based method, net of tax	(4,903)	(9,539)

Pro forma net income	$15,748	$38,120

Basic net income per share:
As reported	$0.08	$0.18
Pro forma	$0.06	$0.14
Diluted net income per share:
As reported	$0.08	$0.18
Pro forma	$0.06	$0.14

Restricted Stock Awards
     For the three months ended April 29, 2006 and April 30, 2005 Brocade did not issue restricted stock awards. For the six months ended April 29, 2006 and April 30, 2005, Brocade issued restricted stock awards of 1.9 million shares and 0.02 million shares, respectively, to certain eligible employees at a purchase price of $0.001 and $0.01 per share, respectively. These restricted shares are not transferable until fully vested and are subject to repurchase for all unvested shares upon termination. The fair value of each award is based on the Company’s closing stock price on the date of grant. Compensation expense computed under the fair value method for stock awards issued is amortized over the awards’ vesting period and was $1.0 million and $0.3 million, respectively, for the three months ended April 29, 2006 and April 30, 2005, and $1.8 million and $0.6 million, respectively, for the six months ended April 29, 2006 and April 30, 2005.
     The weighted-average fair value of the restricted stock awards granted and vested in both the three months ended April 29, 2006 and April 30, 2005 was zero. The weighted-average fair value of the restricted stock awards granted in the six months ended April 29, 2006 and April 30, 2005 was $4.43 and $7.06, respectively. The total fair value of stock awards vested for both the six months ended April 29, 2006 and April 30, 2005 was zero.
     At April 29, 2006, unrecognized costs related to restricted stock awards totaled approximately $6.4 million. These costs are expected to be recognized over a weighted average period of 1.6 years. A summary of the nonvested shares for the three and six months ended April 29, 2006 is presented as follows:

		Weighted
		Average
	Shares	Grant-Date
	(in thousand)	Fair Value
Nonvested, October 29, 2005	13	$7.05
Granted	1,923	$4.43
Vested	(3)	$7.05
Forfeited	—	—

Nonvested, January 29, 2006	1,933	$4.44
Granted	—	—
Vested	(3)	$7.05
Forfeited	(20)	$4.43

Nonvested, April 29, 2006	1,910	$4.44
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
Comprehensive Income
     The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
	2006	2005	2006	2005
Net income	$13,513	$21,357	$23,173	$49,300
Other comprehensive income (loss):
Change in net unrealized gains (losses) on marketable equity securities and investments	488	(4,372)	965	(6,671)
Cumulative translation adjustments	104	(21)	98	159

Total comprehensive income	$14,105	$16,964	$24,236	$42,788

3.	Acquisitions
     On March 6, 2006, the Company completed its acquisition of NuView, Inc. (“NuView”), a privately held software developer based in Houston, Texas. The acquisition expands the Company’s product offerings to include software solutions that extend the benefits of shared storage architectures to file data environments.
     The results of operations of NuView are included in the accompanying Condensed Consolidated Statement of Operations from the date of the acquisition. The Company does not consider the acquisition of NuView to be material to its results of operations, and therefore is not presenting pro forma statements of operations for the three and six months ended April 29, 2006 and April 30, 2005, respectively.
     Purchase Price. The total purchase price was $60.5 million, consisting of $59.9 million cash consideration for all outstanding capital stock and vested options and direct acquisition costs of $0.6 million. Of the $59.9 million cash consideration, $32.0 million is being held in escrow for a period of 15 months from the transaction date and will be released subject to certain indemnification obligations and other contingencies. As of April 29, 2006 the $32.0 million escrow fund was recorded as a long-term liability in the accompanying Condensed Consolidated Balance Sheets.
     In connection with this acquisition, the Company allocated the total purchase consideration to the net assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date, resulting in goodwill of approximately $41.0 million. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired (in thousands):

Assets acquired
Cash	$130
Accounts receivable	1,947
Identifiable intangible assets
Tradename	932
Core/Developed technology	7,896
Customer relationships	8,931
Goodwill	41,013
Other assets	114

Total assets acquired	60,963
Liabilities assumed
Accounts payable and accrued liabilities	230
Deferred revenue	220

Total liabilities acquired	450

Net assets acquired	$60,513

     Additionally, for the three months ended April 29, 2006, the Company recorded acquisition related compensation expense of $0.6 million. No other acquisition related compensation expense related has been recorded in the Condensed Consolidated Financial Statements for the periods presented.
     Goodwill and Intangible Assets. Goodwill, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired, will not be amortized and is not deductible for tax purposes. All Intangible assets will be amortized over an estimated useful life of 5 years.
4.	Goodwill and Intangible Assets
     The Company’s carrying value of goodwill as of April 29, 2006 consisted of the following (in thousands):

Balance at October 29, 2005	$—
NuView acquisition	41,013

Balance at April 29, 2006	$41,013

     The Company amortizes intangible assets over a useful life of 5 years. Intangible assets as of April 29, 2006 consisted of the following (in thousands):

			Net
	Gross Carrying	Accumulated	Carrying
	Value	Amortization	Value
Tradename	$932	$27	$905
Core/Developed technology	7,896	230	7,666
Customer relationships	8,931	261	8,670

Total intangible assets	$17,759	$518	$17,241

     The Company had no intangible assets as of October 29, 2005. For both the three and six months ended April 29, 2006, total amortization expense related to intangible assets of $0.5 million is included in operating expenses in the Condensed Consolidated Statement of Operations. The following table presents the estimated future amortization of intangible assets (in thousands):

Six months ending October 28, 2006	$1,776
Fiscal Years:
2007	3,552
2008	3,552
2009	3,552
2010	3,552
2011	1,257

Total	$17,241

5.	Balance Sheet Details
     The following tables provide details of selected balance sheet items (in thousands):

	April 29,	October 29,
	2006	2005
Inventories:
Raw materials	$406	$1,517
Finished goods	7,817	9,513

Total	$8,223	$11,030

Property and equipment, net:
Computer equipment and software	$70,790	$68,294
Engineering and other equipment	134,292	123,811
Furniture and fixtures	4,256	4,136
Leasehold improvements	43,227	41,696
Land and building	30,000	30,000

Subtotal	282,565	267,937
Less: Accumulated depreciation and amortization	(177,704)	(159,819)

Total	$104,861	$108,118

	April 29,	October 29,
	2006	2005
Other accrued liabilities:
Income taxes payable	$34,695	$36,923
Accrued warranty	2,290	1,746
Inventory purchase commitments	4,068	6,634
Other	32,558	24,529

Total	$73,611	$69,832

     Leasehold improvements as of April 29, 2006 and October 29, 2005, are shown net of estimated asset impairments related to facilities lease losses (see Note 7).
6.	Investments and Equity Securities
     The following tables summarize the Company’s investments and equity securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
April 29, 2006
U.S. government and its agencies and municipal obligations	$407,019	$—	$(2,101)	$404,918
Corporate bonds and notes	196,139	11	(1,135)	195,015

Total	$603,158	$11	$(3,236)	$599,933

Reported as:
Short-term investments				$277,794
Restricted short-term investments				279,819
Long-term investments				42,320

Total				$599,933

October 29, 2005
U.S. government and its agencies and municipal obligations	$413,574	$—	$(2,629)	$410,945
Corporate bonds and notes	173,021	11	(1,576)	171,456
Equity securities	34	2	—	36

Total	$586,629	$13	$(4,205)	$582,437

Reported as:
Short-term investments				$209,865
Restricted short-term investments				277,230
Other current assets				36
Long-term investments				95,306

Total				$582,437

     For both the three months ended April 29, 2006 and April 30, 2005, no gains were realized on the sale of investments or marketable equity securities. As of April 29, 2006 and October 29, 2005, net unrealized holding losses of $3.2 million and $4.2 million, respectively, were included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets.
     The following table summarizes the maturities of the Company’s investments in debt securities issued by United States government and its agencies, municipal government obligations, and corporate bonds and notes as of April 29, 2006 (in thousands):

	Amortized	Fair
	Cost	Value
Less than one year	$560,027	$557,613
Due in 1 – 2 years	41,652	40,876
Due in 2 – 3 years	1,479	1,444

Total	$603,158	$599,933

7.	Liabilities Associated with Facilities Lease Losses
     During the three months ended October 27, 2001, the Company recorded a charge of $39.8 million related to estimated facilities lease losses, net of expected sublease income, and a charge of $5.7 million in connection with the estimated impairment of certain related leasehold improvements. These charges represented the low-end of the then estimated range of $39.8 million to $63.0 million.

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
     In November 2003 the Company purchased a previously leased building. In addition, the Company consolidated its engineering organization and development, test and interoperability laboratories into the purchased facilities and vacated other existing leased facilities. As a result, the Company recorded adjustments to the previously recorded facilities lease loss reserve, deferred rent and leasehold improvement impairments, and recorded additional reserves in connection with the facilities consolidation.
     During the three months ended April 29, 2006, the Company recorded a charge of $3.8 million related to estimated facilities lease losses, net of expected sublease income. This charge represents an estimate based on current market data. As a result, the Company revised certain estimates and assumptions, including those related to estimated sublease rates, estimated time to sublease the facilities, expected future operating costs, and expected future use of the facilities. The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary.
     The following table summarizes the activity related to the facilities lease losses reserve, net of expected sublease income (in thousands), as of April 29, 2006:

Lease Loss
Reserve
Reserve balances at October 29, 2005	$17,140
Cash payments on facilities leases	(2,338)
Non-cash charges	(81)
Additional reserve booked based on current market data	3,775

Reserve balance at April 29, 2006	$18,496

     Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2010.
8.	Convertible Subordinated Debt
     On December 21, 2001, and January 10, 2002, the Company sold, in private placements pursuant to Section 4(2) of the Securities Act of 1933, as amended, an aggregate of $550 million in principal amount, two percent convertible subordinated notes due January 2007 (the notes or convertible subordinated debt). The initial purchasers purchased the notes from the Company at a discount of 2.25 percent of the aggregate principal amount. Under the original term of the Notes, holders of the notes may, in whole or in part, convert the notes into shares of the Company’s common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (approximately 6.4 million shares may be issued upon conversion based on outstanding debt of $278.9 million as of April 29, 2006) at any time prior to maturity on January 1, 2007, subject to earlier redemption. Additionally, under the original term of the Notes, at any time on or after January 5, 2005, the Company was entitled to redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price
Beginning on January 5, 2005 and ending on December 31, 2005	100.80%
Beginning on January 1, 2006 and ending on December 31, 2006	100.40%
On January 1, 2007 and thereafter	100.00%
     On August 23, 2005, in accordance with the terms of the indenture agreement dated December 21, 2001 with respect to the Convertible Subordinated Debt, the Company elected to deposit securities with the trustee of the Notes (the “Trustee”), which fully collateralized the outstanding notes, and to discharge the indenture agreement. Pursuant to this election, the Company provided an irrevocable letter of instruction to the Trustee to issue a notice of redemption on June 26, 2006 and to redeem the Notes on August 22, 2006 (the “Redemption Date”). Over the course of the next year, the Trustee, using the securities deposited with them, will pay to the noteholders (1) all the interest scheduled to become due per the original note prior to the Redemption Date, and (2) all the principal and remaining interest, plus a call premium of 0.4% of the face value of the Notes, on the Redemption Date. As of April 29, 2006, the Company had an aggregate of $279.8 million in interest-bearing U.S. government securities with the Trustee. The securities will remain on the Company’s balance sheet as restricted short-term investments until the Redemption Date.
     The Company is required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Under the original term of the notes, debt issuance costs of $12.4 million are being amortized over the term of the notes and will accelerate upon early redemption or conversion of the notes. As of April 29, 2006, the remaining balance of unamortized debt issuance costs was $0.6 million and is being amortized through the redemption date of August 22, 2006. The net proceeds of the convertible subordinated debt remain available for general corporate purposes, including working capital and capital expenditures.
     During the three and six months ended April 29, 2006, the Company did not repurchase any of its convertible subordinated debt. To date, the Company has repurchased a total of $271.1 million in face value of its convertible subordinated notes. As of April 29, 2006, the remaining balance outstanding of the convertible subordinated debt was $278.9 million.
     The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On April 28, 2006, the average bid and ask price on the Portal Market of the notes was 99.13, resulting in an aggregate fair value of approximately $276.5 million.
9.	Commitments and Contingencies
Leases
     The Company leases its facilities and certain equipment under various operating lease agreements expiring through August 2010. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $8.3 million as security for the leases. Future minimum lease payments under all non-cancelable operating leases as of April 29, 2006 were $64.6 million. In addition to base rent, many of the facilities lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.
     As of April 29, 2006, the Company had recorded $18.5 million in facilities lease loss reserves related to future lease commitments, net of expected sublease income (see Note 7).
Product Warranties
     The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience. The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the six months ended April 29, 2006 and April 30, 2005 (in thousands), respectively:

	April 29,	April 30,
	2006	2005
Beginning balance	$1,746	$4,669
Liabilities accrued for warranties issued during the period	930	553
Warranty claims paid during the period	(251)	(317)
Changes in liability for pre-existing warranties during the period	(135)	(3,125)

Ending balance	$2,290	$1,780

     In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of April 29, 2006, there have been no known events or circumstances that have resulted in a customer contract related indemnification liability to the Company.
Manufacturing and Purchase Commitments

     The Company has a manufacturing agreement with Hon Hai Precision Industry Co. (“Foxconn”) under which the Company provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to the Company’s customers. The required lead-time for placing orders with Foxconn depends on the specific product. As of April 29, 2006, the Company’s aggregate commitment to Foxconn for inventory components used in the manufacture of Brocade products was $73.4 million, net of purchase commitment reserves of $4.1 million, which the Company expects to utilize during future normal ongoing operations. The Company’s purchase orders placed with Foxconn are cancelable; however, if cancelled the agreement with Foxconn requires the Company to purchase from Foxconn all inventory components not returnable, usable by, or sold to, other customers of Foxconn. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal operations.
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
     On July 20, 2001, the first of a number of putative class actions for violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and certain of the underwriters for the Company’s initial public offering of securities. A consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation was filed on April 19, 2002. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering and seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against the Company is being coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases as In Re Initial Public Offering Securities Litigation, 21 MC 92(SAS). In October 2002, the individual defendants were dismissed without prejudice from the action, pursuant to a tolling agreement. On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against the Company. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including the Company, was submitted to the Court for approval. On August 31, 2005, the Court granted preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court did not issue a ruling on the motion for final approval at the fairness hearing. The settlement remains subject to a number of conditions, including final approval by the Court.
     On May 16, 2005, we announced that the Securities and Exchange Commission (SEC) and the Department of Justice (DOJ) are conducting an investigation regarding the Company’s historical stock option granting processes. We have been cooperating with the SEC and DOJ. During the first quarter of fiscal year 2006, we began active settlement discussions with the Staff of the SEC’s Division of Enforcement (the “Staff”) regarding our financial restatements related to stock option accounting. As a result of these discussions, for the three months ended January 28, 2006 we recorded $7.0 million provision for an estimated settlement expense. The $7.0 million estimated settlement expense is based on an offer of settlement that the Company made to the Staff and for which the Staff has noted it intends on recommending to the SEC’s Commissioners. The offer of settlement is contingent upon final approval by the SEC’s Commissioners.
     Beginning on or about May 19, 2005, several securities class action complaints were filed against the Company and certain of its current and former officers. These actions were filed in the United States District Court for the Northern District of California on behalf of purchasers of the Company’s stock from February 2001 to May 2005. These lawsuits followed the Company’s restatement of certain financial results due to stock-based compensation accounting issues. On January 12, 2006, the Court appointed a lead plaintiff and lead counsel. On April 14, 2006, the lead plaintiff filed a consolidated complaint on behalf of purchasers of the Company’s stock from May 2000 to May 2005. The consolidated complaint alleges, among other things, violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The consolidated complaint generally alleges that the Company and the individual defendants made false or misleading public statements regarding the Company’s business and operations and seeks unspecified monetary damages and other relief against the defendants. These lawsuits followed the Company’s restatement of certain financial results due to stock-based compensation accounting issues.
     Beginning on or about May 24, 2005, several derivative actions were also filed against certain of the Company’s current and former directors and officers. These actions were filed in the United States District Court for the Northern District of California and in the California Superior Court in Santa Clara County. The complaints allege that certain of the Company’s officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The derivative actions pending in the District Court for the Northern District of California were consolidated and the Court created a Lead Counsel structure. The derivative plaintiffs filed a consolidated complaint on October 7, 2005 and the Company filed a motion to dismiss that action on October 27, 2005. On January 6, 2006, Brocade’s motion was granted and the consolidated complaint was dismissed with leave to amend. The derivative actions pending in the Superior Court in Santa Clara County were consolidated. The derivative plaintiffs filed a consolidated complaint on September 19, 2005. The Company filed a motion to stay that action in deference to the substantially identical consolidated derivative action pending in the District Court, and on November 15, 2005, the Court stayed the action. The parties to this action subsequently reached preliminary settlement, which they plan to submit to the Court for approval.

     No amounts have been recorded in the accompanying Condensed Consolidated Financial Statements associated with these matters.
10.	Segment Information
     The Company is organized and operates as one operating segment: the design, development, marketing and selling of infrastructure for SANs. The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”), as defined by SFAS 131, Disclosures about Segments of an Enterprise and Related Information. The CODM allocates resources and assesses the performance of the Company based on revenues and overall profitability.
     Revenues are attributed to geographic areas based on the location of the customer to which products are shipped. Domestic revenues include sales to certain OEM customers who take possession of Brocade products domestically and then distribute these products to their international customers. The percent of revenue derived from domestic and international customers for the three and six months ended April 29, 2006 and April 30, 2005, is as follows:

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
	2006	2005	2006	2005
Revenues by geography:
Domestic	63%	67%	63%	66%
International	37%	33%	37%	34%

Total	100%	100%	100%	100%
     The total number of customers representing ten percent or more of total revenues and the percent of revenue derived from these customers for the three and six months ended April 29, 2006 and April 30, 2005, is as follows:

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
	2006	2005	2006	2005
# of customers representing ten percent or more of total revenues	3	3	3	3
Revenue from customers representing ten percent or more of total revenues	70%	73%	71%	72%
     To date, service revenue has not exceeded 10 percent of total revenues. Identifiable assets located in foreign countries were not material as of April 29, 2006 and October 29, 2005.
11.	Net Income per Share
     The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
	2006	2005	2006	2005
Net income	$13,513	$21,357	$23,173	$49,300

Basic and diluted net income per share:
Weighted-average shares of common stock outstanding	272,474	268,133	271,905	267,262
Less: Weighted-average shares of common stock subject to repurchase	(1,910)	(90)	(1,923)	(131)

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
	2006	2005	2006	2005
Weighted-average shares used in computing basic net income per share	270,564	268,043	269,982	267,131
Dilutive effect of common share equivalents	3,829	1,780	3,265	3,517

Weighted-average shares used in computing diluted net income per share	274,393	269,823	273,247	270,648

Basic net income per share	$0.05	$0.08	$0.09	$0.18

Diluted net income per share	$0.05	$0.08	$0.08	$0.18

     For the three and six months ended April 29, 2006, potential common shares in the form of stock options to purchase 30.0 million and 36.3 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share. For the three and six months ended April 30, 2005, potential common shares in the form of stock options to purchase 30.0 million and 16.5 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share. For both the three and six months ended April 29, 2006, potential common shares resulting from the potential conversion, on a weighted average basis, of the Company’s convertible subordinated debt of 6.4 million common shares were antidilutive and therefore not included in the computation of diluted earnings per share. For the three and six months ended April 30, 2005, potential common shares resulting from the potential conversion, on a weighted average basis, of the Company’s convertible subordinated debt of 6.4 million and 7.2 million common shares, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share.
12.	Subsequent Events
     On May 12th, 2006 the Company filed a tender offer that is intended to address recent changes to tax laws that could have unfavorable personal tax consequences for some of Brocade’s employees who received certain stock options that were or may have been granted at a discount from fair market value at the time of grant. The Tender Offer provides affected employees with the opportunity to amend or cancel their affected options to remedy the unfavorable personal tax consequences of the tax law change.
     Specifically, the Company is offering to amend certain discounted options granted after August 14, 2003 to increase the option grant price to the fair market value on the date of grant, and to give the employee a cash payment for the difference in option grant price between the amended option and the original discounted price. For certain options granted prior to August 14, 2003 that may have been granted at a discount, the Company is offering to cancel the options in exchange for a cash payment based on the Black-Scholes value of the option. The tender offer is expected to close on June 12, 2006.
     At this time, the Company expects that the financial impact of the tender offer will include a one-time expense of approximately $1.0 million to $2.0 million in the third quarter of fiscal 2006, or approximately zero ($0.00) to one cent ($0.01) in earnings per share. The Company expects cash payments to employees to be approximately $3.5 million to $4.5 million.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	42.5	42.8	41.7	41.2

Gross margin	57.5	57.2	58.3	58.8

Operating expenses:
Research and development	21.6	21.7	22.0	20.6
Sales and marketing	18.8	17.3	18.5	16.3
General and administrative	4.0	3.9	4.3	4.0

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
	2006	2005	2006	2005
Internal review and SEC investigation costs	1.7	0.9	2.0	1.7
Provision for SEC settlement	—	—	2.0	—
Acquisition related amortization of stock compensation	0.3	0.1	0.3	0.0
Acquisition related compensation expense	0.3	—	0.2	—
Amortization of intangible assets	0.3	—	0.1	—
Facilities lease loss	2.1	—	1.1	—
Restructuring costs	—	(0.1)	—	(0.0)
Total operating expenses	49.1	43.8	50.5	42.6

Income from operations	8.4	13.4	7.8	16.2
Interest and other income, net	3.9	3.9	4.0	3.5
Interest expense	(1.0)	(1.3)	(1.0)	(1.3)
Gain on repurchases of convertible subordinated debt	—	1.5	0.0	0.8

Income before provision for income taxes	11.3	17.5	10.8	19.2
Income tax provision	3.9	2.8	4.3	3.1

Net income	7.4%	14.7%	6.6%	16.1%

     Revenues. Our revenues are derived primarily from sales of our SilkWorm family of products. Our SilkWorm products, which range in size from 8 ports to 256 ports, connect servers and storage devices creating a SAN. Net revenues for the three months ended April 29, 2006 were $182.7 million, an increase of 26 percent compared with net revenues of $144.8 million for the three months ended April 30, 2005. The increase in net revenues for the period reflected a 45 percent increase in the number of ports shipped, and an increase in software and service revenue, partially offset by a 12 percent decline in average selling price per port. Net revenues for the six months ended April 29, 2006 were $352.8 million, an increase of fifteen percent compared with net revenues of $306.3 million for the six months ended April 30, 2005. This increase in net revenues for the period reflects a 31 percent increase in the number of ports shipped, and an increase in software and service revenue, partially offset by a 15 percent decline in average selling price per port. We believe the increase in the number of ports shipped in the first half of 2006 reflects growth in the overall market for SAN switching products such as ours, as end-users continue to consolidate storage and servers infrastructures using SANs, expand SANs to support more applications, and deploy SANs in new environments. We also believe our 2006 first half performance was favorably impacted by accelerated demand for 4 Gigabit per port second products, which Brocade was among the first to introduce to the market and of which we have been, to date, the sole supplier at the high end of the switching product range.
     Declines in average selling prices in the second quarter and first half of 2006 compared with thee same periods of 2005 are the result of a continuing competitive pricing environment. However, over the last two quarters, declines in average selling price per port have been lower than in the immediately preceding quarters due to a more favorable competitive environment than is typically the case. Going forward, we expect that the decline in average selling price per port to be consistent with the rates we experienced in fiscal year 2005, unless they are further affected by a stronger or weaker than anticipated competitive environment, new product introductions by us or our competitors, or other factors that may be beyond our control. We also expect the number of ports shipped to fluctuate depending on the demand for our existing and recently introduced products as well as the timing of product transitions by our OEM customers. We expect quarterly fluctuations in revenue to be consistent with historic seasonal trends.
     Historically, domestic revenues have been between 60 percent and 75 percent of total revenues. Domestic and international revenues were approximately 63 percent and 37 percent of our total revenues, respectively, for the three months ended April 29, 2006, compared to 67 percent and 33 percent of total revenues, respectively, for the three months ended April 30, 2005. For the six months ended April 29, 2006, domestic and international revenues were approximately 63 percent and 37 percent of total revenues, respectively, compared to 66 percent and 34 percent of total revenues, respectively, for the six months ended April 30, 2005. Revenues are attributed to geographic areas based on the location of the customer to which our products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region and have increased primarily as a result of faster growth in sales in Western Europe relative to North America. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM customers.

     A significant portion of our revenue is concentrated among a relatively small number of OEM customers. For the three months ended April 29, 2006 and April 30, 2005, three customers each represented ten percent or more of our total revenues for combined totals of 70 percent and 73 percent of total revenues, respectively. For the six months ended April 29, 2006 and April 30, 2005, three customers each represented ten percent or more of our total revenues for combined totals of 71 percent and 72 percent of total revenues, respectively. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM customers. Therefore, the loss of, or a decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers would likely cause seriously harm to our financial condition and results of operations.
     Gross margin. Gross margin for the three months ended April 29, 2006 was 57.5 percent, an increase of 0.3 percent from 57.2 percent for the three months ended April 30, 2005. Gross margin for the six months ended April 29, 2006 was 58.3 percent, a decrease of 0.5 percent from 58.8 percent for the six months ended April 30, 2005. Cost of goods sold consists of product costs, which are variable, and manufacturing operations costs and service operations, which are generally fixed. For the three months ended April 29, 2006, product costs relative to net revenues decreased by 1.7 percent as compared to the three months ended April 30, 2005 due to the transition from 2 Gbit products to new 4 Gbit products and a favorable mix of products shipped. Manufacturing operation costs and service operation costs increased by 2.5 percent relative to net revenues primarily due to an increase in headcount and higher sustaining engineering charges as products transitioned into sustaining engineering from development. In addition, stock-based compensation expense for the three months ended April 29, 2006 increased by 1.1 percent relative to net revenues primarily as a result of our adoption of Statement of Financial Accounting Standards No. 123-R, Share-Based Payment, (“SFAS 123R”). For the six months ended April 29, 2006, product costs relative to net revenues decreased by 2.1 percent as compared to the six months ended April 30, 2005 due to the transition from 2 Gbit products to new 4 Gbit products and a favorable mix of products shipped. Manufacturing operation costs and service operation costs increased by 3.6 percent relative to net revenues primarily due to an increase in headcount, growth of our services business, and higher sustaining engineering charges as products transitioned into sustaining engineering from development. In addition, stock-based compensation expense in the six months ended April 29, 2006 increased by 1.0 percent relative to net revenues primarily as a result of our adoption of SFAS 123R.
     Gross margin is primarily affected by average selling price per port, number of ports shipped, and cost of goods sold. Over the last two quarters, declines in average selling price per port have been lower than in the immediately preceding quarters, due to a more favorable competitive environment than is typically the case. Going forward, we expect that the decline in average selling price per port for our products to be consistent with the rates we experienced in fiscal year 2005, unless they are further affected by a stronger or weaker than anticipated competitive environment, new product introductions by us or our competitors, or other factors that may be beyond our control. We believe that we have the ability to partially mitigate the effect of declines in average selling price per port on gross margins through product and manufacturing operations cost reductions. However, the average selling price per port could decline at a faster pace than we anticipate. If this occurs, we may not be able to reduce our costs quickly enough to prevent a decline in our gross margins. In addition, we must also maintain or increase current volume of ports shipped to maintain our current gross margins. If we are unable to offset future reductions of average selling price per port with reductions in product and manufacturing operations costs, or if as a result of future reductions in average selling price per port our revenues do not grow, our gross margins would be negatively affected.
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
     For the three months ended April 29, 2006, R&D expenses increased by $8.2 million, or 26 percent, to $39.6 million, compared with $31.4 million for the three months ended April 30, 2005. This increase is primarily due to a $5.0 million increase in salaries and headcount related expenses resulting from continuing investment in our Tapestry line of products and from the acquisitions of NuView and Therion Software Corporation (“Therion”), as well as a $3.1 million increase in stock-based compensation expense primarily attributable to our adoption of SFAS 123R.

     For the six months ended April 29, 2006, R&D expenses increased by $14.6 million, or 23 percent, to $77.7 million, compared with $63.0 million for the six months ended April 30, 2005. This increase is primarily due to an increase of $8.7 million in salaries and headcount related expenses resulting from continuing investment in our Tapestry line of products and from the acquisitions of NuView and Therion, as well as a $5.8 million increase in stock-based compensation expense primarily attributable to our adoption of SFAS 123R.
     Excluding any stock-based compensation expenses related to stock awards remeasured at their intrinsic value, which will vary depending on the changes in the market value of our common stock, we currently anticipate that R&D expenses for the three months ending July 29, 2006 will increase in absolute dollars as a result of increased headcount.
     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses.
     For the three months ended April 29, 2006, sales and marketing expenses increased by $9.2 million, or 37 percent, to $34.3 million, compared with $25.1 million for the three months ended April 30, 2005. This increase is primarily due to a $4.0 million increase in salaries and headcount related expenses, including higher commissions expenses due to higher revenues, a $3.1 million increase in sales and marketing program expenses primarily related to our Tapestry line of products, and a $1.9 million increase in stock-based compensation expense primarily attributable to our adoption of SFAS 123R.
     For the six months ended April 29, 2006, sales and marketing expenses increased by $15.3 million, or 31 percent, to $65.2 million, compared with $49.9 million for the six months ended April 30, 2005. This increase is primarily due to a $6.7 million increase in salaries and headcount related expenses, including higher commissions expenses due to higher revenues, a $4.8 million increase in sales and marketing program expenses primarily related to our Tapestry line of products, and a $3.7 million increase in stock-based compensation expense primarily attributable to our adoption of SFAS 123R.
     Excluding any stock-based compensation expenses related to stock awards remeasured at their intrinsic value, which will vary depending on the changes in the market value of our common stock, we currently anticipate that sales and marketing expenses for the three months ended July 29, 2006 will increase in absolute dollars as a result of increased headcount.
     General and administrative expenses. General and administrative (G&A) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses.
     G&A expenses for the three months ended April 29, 2006 increased by $1.6 million, or 28 percent, to $7.3 million, compared with $5.7 million for the three months ended April 30, 2005. The increase in G&A is primarily due to a $0.9 million increase in stock based compensation primarily attributable to our adoption of SFAS 123R and a $0.7 million increase in salaries and headcount related expenses to support ongoing initiatives.
     G&A expenses for the six months ended April 29, 2006 increased by $2.7 million, or 22 percent, to $15.1 million, compared with $12.4 million for the six months ended April 30, 2005. The increase in G&A is primarily due to a $1.9 million increase in stock based compensation primarily attributable to our adoption of SFAS 123R and a $1.0 million increase in salaries and headcount related expenses to support ongoing initiatives.
     Excluding any stock-based compensation expenses related to stock awards remeasured at their intrinsic value, which will vary depending on the changes in the market value of our common stock, we currently anticipate that G&A expenses for the three months ending July 29, 2006 to remain flat in absolute dollars.
     Internal review and SEC investigation costs. On January 24, 2005, we announced that our Audit Committee completed an internal review regarding historical stock option granting practices. Following the January 2005 Audit Committee internal review, on May 16, 2005, we announced that additional information had come to our attention that indicated that certain guidelines regarding stock option granting practices were not followed and our Audit Committee had commenced an internal review of our stock option accounting focusing on leaves of absence and transition and advisory roles. This Audit Committee review was completed in November 2005. We are currently undergoing an SEC and Department of Justice (“DOJ”) joint investigation regarding our historical stock option granting practices. As a result, for the three months ended April 29, 2006, and April 30, 2005, we recorded $3.2 million and $1.4 million, respectively, for professional service fees related to the completed internal reviews and ongoing SEC investigation. For the six months ended April 29, 2006, and April 30, 2005 we recorded $7.2 million and $5.1 million, respectively, for professional service fees related to the completed internal reviews and ongoing SEC investigation.

     Provision for SEC settlement. During the first quarter of fiscal year 2006, we began active settlement discussions with the Staff of the SEC’s Division of Enforcement (the “Staff”) regarding our financial restatements related to stock option accounting. As a result of these discussions, for the three and six months ended April 29, 2006 we recorded $0 million and $7 million provision, respectively, for an estimated settlement expense. The $7.0 million estimated settlement expense is based on an offer of settlement that the Company made to the Staff and for which the Staff intends on recommending to the SEC’s Commissioners. The offer of settlement is contingent upon final approval by the SEC’s Commissioners. No other provision amounts have been recorded in the Condensed Consolidated Financial Statements for the periods presented.
     Stock compensation expense. Total stock-based compensation expense for the three months ended April 29, 2006 was $8.0 million. Of this amount, $2.3 million was included in cost of sales, $2.5 million in research and development, $1.8 million in sales and marketing, $0.8 million in general and administrative expenses, and $0.6 million in acquisition related amortization of stock compensation. Total stock-based compensation expense (benefit) for the three months ended April 30, 2005 was $(0.9) million. Of this amount, $(0.3) million was included in cost of sales, $(0.4) million in research and development, $(0.1) million in sales and marketing, and $(0.1) million in general and administrative expenses. Total stock-based compensation expense for the six months ended April 29, 2006 was $14.9 million. Of this amount, $4.1 million was included in cost of sales, $4.5 million in research and development, $3.4 million in sales and marketing, $1.7 million in general and administrative expenses, and $1.2 million in acquisition related amortization of stock compensation. Total stock-based compensation expense (benefit) for the six months ended April 30, 2005 was $(1.8) million. Of this amount, of $(0.5) million was included in cost of sales, $(0.8) million in research and development, $(0.3) million in sales and marketing, $(0.3) million in general and administrative expenses, and $0.1 million in acquisition related amortization of stock compensation. Total stock-based compensation benefit for the three and six months ended April 30, 2005 excludes certain stock-based awards which were previously reported as proforma compensation expense under APB 25 (see Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements).
     Effective October 30, 2005, we began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards and other forms of equity compensation at the grant date requires judgment, including estimating our stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. For the three and six months ended April 29, 2006, stock-based compensation expense for stock options and employee stock purchases of $4.6 million and $9.9 million, respectively, is included in cost of sales, research and development, sales and marketing, or general and administrative expenses by employee.
     We have stock-based compensation arising from stock option grants remeasured at their intrinsic value and subject to change in measurement date. For the three months ended April 29, 2006, total compensation expense of $1.8 million resulting from stock option grants remeasured at their intrinsic value was included in cost of sales, research and development, sales and marketing, or general and administrative expenses by employee. For the three months ended April 30, 2005, total compensation expense (benefit) of $(1.5) million resulting from stock option grants remeasured at their intrinsic value and subject to change in measurement date are included in cost of sales, research and development, sales and marketing, or general and administrative expenses, by employee. For the six months ended April 29, 2006, total compensation expense of $2.0 million resulting from stock option grants remeasured at their intrinsic value was included in cost of sales, research and development, sales and marketing, or general and administrative expenses by employee. For the six months ended April 30, 2005, total compensation expense (benefit) of $(2.8) million resulting from stock option grants remeasured at their intrinsic value and subject to change in measurement date are included in cost of sales, research and development, sales and marketing, or general and administrative expenses, by employee. Accordingly, amortization of stock-based compensation does not include the compensation expense arising from these awards. The stock-based compensation expense associated with remeasuring awards at their intrinsic value each reporting period will vary significantly as a result of future changes in the market value of our common stock. The change in stock-based compensation related to awards remeasured at their intrinsic value during the three and six months ended April 29, 2006 as compared to the three and six months ended April 30, 2005 is due to a change in market values of our common stock during the reported periods.

     In addition to the stock-based compensation expense recorded for stock-based awards, for the three months ended April 29, 2006 and April 30, 2005, we recorded $0.6 million and $0 million, respectively, in acquisition related amortization of stock compensation. For the six months ended April 29, 2006 and April 30, 2005, acquisition related amortization of stock compensation was $1.2 million and $0.1 million, respectively. The amortized stock-based compensation expense represents the fair value of unvested restricted common stock and assumed stock options, and is being amortized over the respective remaining service periods on a straight-line basis. As of April 29, 2006, the remaining unamortized balance of acquisition related stock-based compensation was approximately $0.9 million.
     Acquisition related compensation expense. During the three months ended April 29, 2006, we recorded acquisition related compensation expense of $0.6 million related to the acquisition of NuView (see Note 3: “Acquisitions,” of the Notes to Condensed Consolidated Financial Statements). No other acquisition related compensation expense has been recorded in the Condensed Consolidated Financial Statements for the periods presented.
     Amortization of intangible assets. During the three months ended April 29, 2006, we recorded amortization of intangible assets of $0.5 million related to the acquisition of NuView. We account for intangible assets in accordance with SFAS 142. Intangible assets are recorded based on estimates of fair value at the time of the acquisition and identifiable intangible assets are amortized on a straight line basis over their estimated useful lives (see Note 4: “Goodwill and Identifiable Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements). No other amortization of intangible asset expenses have been recorded in the Condensed Consolidated Financial Statements for the periods presented.
     Facilities lease losses. During the three months ended April 29, 2006, we recorded a charge of $3.8 million related to estimated facilities lease losses, net of expected sublease income. This charge represents an estimate based on current market data (see Note 7, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Condensed Consolidated Financial Statements). No other facilities lease loss expenses have been recorded in the Condensed Consolidated Financial Statements for the periods presented.
     Restructuring costs. During the three months ended April 30, 2005, we recorded a reduction of $0.1 million to restructuring costs related to recovery of previously recorded restructuring costs. This reduction relates to a restructuring plan we implemented in fiscal year 2004 which was designed to optimize our business model to drive improved profitability through reduction of headcount as well as certain structural changes in the business. The reduction was primarily attributable to actual payments which were lower than the estimated amount. No other restructuring costs or benefits have been recorded in the Condensed Consolidated Financial Statements for the periods presented.
     Interest and other income, net. Interest and other income, net increased to $7.2 million for the three months ended April 29, 2006, compared with $5.6 million for the three months ended April 30, 2005, and $14.2 million and $10.8 million for the six months ended April 29, 2006 and April 30, 2005, respectively. The increase for the three and six months ended April 29, 2006 was primarily due to higher average rates of return due to investment mix and an increase in interest rates, as well as an increase in cash invested.
     Interest expense. Interest expense was $1.8 million for the three months ended April 29, 2006 and April 30, 2005, and $3.6 million and $4.1 million for the six months ended April 29, 2006 and April 30, 2005, respectively. Interest expense primarily represents the interest cost associated with our convertible subordinated debt. The decrease in interest expense for the six months ended April 29, 2006 compared to April 30, 2005 was primarily the result of the repurchases of our convertible subordinated debt in the first six months of fiscal year 2005, resulting in a lower debt outstanding. As of April 29, 2006 and April 30, 2005, the outstanding balance of our convertible subordinated debt was $278.9 million and $278.9 million, respectively (see Note 8, “Convertible Subordinated Debt,” of the Notes to Condensed Consolidated Financial Statements).
     Gain on repurchases of convertible subordinated debt. During the three months ended April 30, 2005, we repurchased $69.2 million in face value of our convertible subordinated debt on the open market. For the three months ended April 30, 2005, we paid an average of $0.96 on each dollar of face value for an aggregate purchase price of $66.5 million, which resulted in a pre-tax gain of $2.2 million. We did not repurchase any of our convertible subordinated debt during the three months ended April 29, 2006.
     During the six months ended April 30, 2005, we repurchased $73.4 million in face value of our convertible subordinated debt on the open market. For the six months ended April 30, 2005 we paid an average of $0.96 on each dollar of face value for an aggregate purchase price of $70.5 million, which resulted in a pre-tax gain of $2.3 million. We did not repurchase any of our convertible subordinated debt during the six months ended April 29, 2006.

     Provision for income taxes. Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from variable stock option expenses, net operating losses, tax carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense. SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.
     In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction by jurisdiction basis. In determining future taxable income, we are responsible for assumptions utilized including the amount of state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgments about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Cumulative losses incurred in the last seven fiscal years represented sufficient negative evidence to require a full valuation allowance. As of April 29, 2006, we had a full valuation allowance against the deferred tax assets, which we intend to maintain until sufficient positive evidence exists to support reversal of the valuation allowance. Future reversals or increases to our valuation allowance could have a significant impact on our future earnings.
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
     For the three months ended April 29, 2006, we have recorded an income tax provision of $7.2 million, compared to an income tax provision of $4.0 million for the three months ended April 30, 2005. For the six months ended April 29, 2006, we recorded an income tax provision of $15.1 million, compared to an income tax provision of $9.3 million for the six months ended April 30, 2005. For the three months ended April 29, 2006, our income tax provision is based on both domestic and international operations. We expect to continue to record an income tax provision for our international and domestic operations in the future. Since we have a full valuation allowance against deferred tax assets which result from U.S. operations, U.S. income tax expense or benefits are offset by releasing or increasing, respectively, the valuation allowance. Our U.S. federal income tax liability is reduced by the utilization of net operating loss and credit carryforwards from prior years such that only alternative minimum tax results. To the extent these carryforwards are fully utilized against future earnings, our US federal effective tax rate is expected to increase. To the extent that international revenues and earnings differ from those historically achieved, a factor largely influenced by the buying behavior of our OEM partners, or unfavorable changes in tax laws and regulations occur, our income tax provision could change.
     In November 2005, we were notified by the Internal Revenue Service that our domestic federal income tax return for the year ended October 25, 2003 was subject to audit. The IRS Audit is ongoing and we believe our reserves are adequate to cover any potential assessments that may result from the examination.
     In April 2006, we were notified by the Franchise Tax Board (“FTB”) that our California income tax returns for the years ended October 25, 2003 and October 30, 2004 were subject to audit. The FTB Audit is ongoing and we believe our reserves are adequate to cover any potential assessments that may result from the examination.
Liquidity and Capital Resources
     Cash, cash equivalents, restricted short-term investments, and short-term and long-term investments were $780.9 million as of April 29, 2006. For the six months ended April 29, 2006, we generated $87.7 million in cash from operating activities. Cash from operations significantly exceeded net income for the three months ended April 29, 2006 due to non-cash items, primarily related to depreciation and amortization, non-cash compensation expense, non-cash facilities lease loss expense and the provision for SEC settlement, offset by an increase in accounts receivable. Days sales outstanding in receivables for the six months ended April 29, 2006 was 39 days, compared with 52 days for the six months ended April 30, 2005.
     Net cash used in investing activities for the six months ended April 29, 2006 totaled $95.6 million and was the result of $59.9 million in cash paid in connection with the NuView acquisition, $158.6 million used for purchases of short-term, restricted short-term, long-term investments, and other non-marketable minority equity investments, and $15.5 million invested in capital equipment, offset by $138.4 million in net proceeds from sales and maturities of short-term and short-term restricted investments.

     Net cash provided by financing activities for the six months ended April 29, 2006 totaled $6.8 million. Net cash provided by financing activities was primarily the result of $15.2 million in proceeds from the issuance of common stock and $6.6 million of excess tax benefit from employee stock plans, offset by $14.9 million in common stock repurchases under the Company’s share repurchase program.
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
     Manufacturing and Purchase Commitments. We have a manufacturing agreement with Foxconn under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. The required lead-time for placing orders with Foxconn depends on the specific product. As of April 29, 2006, our aggregate commitment to Foxconn for inventory components used in the manufacture of Brocade products was $73.4 million, net of purchase commitment reserves of $4.1 million, which we expect to utilize during future normal ongoing operations. Although the purchase orders we place with Foxconn are cancelable, the terms of the agreement requires us to purchase from Foxconn all inventory components not returnable or usable by, or sold to, other customers of Foxconn. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations.
     Convertible Subordinated Debt. On December 21, 2001, and January 10, 2002, we sold an aggregate of $550 million in principal amount of two percent convertible subordinated notes due January 2007 (the “Notes” or “Convertible Subordinated Debt”) (see Note 8, “Convertible Subordinated Debt,” of the Notes to Condensed Consolidated Financial Statements). Holders of the Notes may, in whole or in part, convert the Notes into shares of our common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (approximately 6.4 million shares may be issued upon conversion based on outstanding debt of $278.9 million as of April 29, 2006) at any time prior to maturity on January 1, 2007, subject to earlier redemption. Under the original term of the Notes, at any time on or after January 5, 2005, we were entitled to redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price
Beginning on January 5, 2005 and ending on December 31, 2005	100.80%
Beginning on January 1, 2006 and ending on December 31, 2006	100.40%
On January 1, 2007	100.00%
     On August 23, 2005, in accordance with the terms of the indenture agreement dated December 21, 2001 with respect to the Convertible Subordinated Debt, the Company elected to deposit securities with the trustee of the Notes (the “Trustee”), which fully collateralized the outstanding notes, and to discharge the indenture agreement. Pursuant to this election, the Company provided an irrevocable letter of instruction to the Trustee to issue a notice of redemption on June 26, 2006 and to redeem the Notes on August 22, 2006 (the “Redemption Date”). Over the course of the next year, the Trustee, using the securities deposited with them, will pay to the noteholders (1) all the interest scheduled to become due per the original note prior to the Redemption Date, and (2) all the principal and remaining interest, plus a call premium of 0.4% of the face value of the Notes, on the Redemption Date. As of April 29, 2006, the Company had an aggregate of $278.9 million in interest-bearing U.S. securities with the Trustee. The securities will remain on the Company’s balance sheet as restricted short-term investments until the Redemption Date.
     We are required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Debt issuance costs are being amortized over the term of the notes. The amortization of debt issuance costs will accelerate upon the redemption of the notes. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures.

     During the three and six months ended April 29, 2006, we did not purchase any of our Convertible Subordinated Debt on the open market. For the three months ended April 30, 2005, we purchased $69.2 million in face value of our Convertible Subordinated Debt on the open market and paid an average of $0.96 on each dollar of face value for an aggregate purchase price of $66.5 million, which resulted in a pre-tax gain of $2.2 million. During the six months ended April 30, 2005, we repurchased $73.4 million in face value of our Convertible Subordinated Debt, which resulted in a pre-tax gain of $2.3 million for the six months ended April 30, 2005. To date, the Company has repurchased a total of $271.1 million in face value of its convertible subordinated notes. As of April 29, 2006, the remaining balance outstanding of the convertible subordinated debt was $278.9 million.
     Other Contractual Obligations. On November 18, 2003, we purchased a previously leased building located near our San Jose headquarters, and issued a $1.0 million guarantee as part of the purchase agreements.
     The following table summarizes our contractual obligations (including interest expense) and commitments as of April 29, 2006 (in thousands):

			Less than						More than
	Total		1 Year		1-3 Years		3-5 Years		5 Years
Contractual Obligations:
Convertible subordinated notes, including interest	$279,819			$279,819		$—		$—		$—
Non-cancelable operating leases	64,582			16,161		29,497		18,924		—
Purchase commitments, gross	73,410	(1)		73,410		—		—		—

Total contractual obligations	$417,811			$369,390		$29,497		$18,924		$—

Other Commitments:
Standby letters of credit	$8,343		$	n/a	$	n/a	$	n/a	$	n/a

Guarantee	$1,015		$	n/a	$	n/a	$	n/a	$	n/a

(1)	Amount reflects total gross purchase commitments under our manufacturing agreement with a third party contract manufacturer. Of this amount, we have reserved $4.1 million for estimated purchase commitments that we do not expect to consume in normal operations.
     Share Repurchase Program. In August 2004, our board of directors approved a share repurchase program for up to $100.0 million of our common stock. The purchases may be made, from time to time, in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. To date, we have repurchased 3.7 million shares and $78.0 million remains available for future repurchases under this program.
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
Critical Accounting Policies
     Our discussion and analysis of financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an on-going basis, our estimates and judgments, including those related to sales returns, bad debts, excess inventory and purchase commitments, investments, warranty obligations, restructuring costs, lease losses, goodwill and identified intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
     The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our Condensed Consolidated Financial Statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations, and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:
•	Revenue recognition, and allowances for sales returns, sales programs, and doubtful accounts;

•	Stock-based compensation;

•	Inventory and purchase commitment reserves;

•	Restructuring charges and lease loss reserves;

•	Goodwill and intangible assets;

•	Litigation costs; and

•	Accounting for income taxes.
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
     We reduce revenue for estimated sales returns, sales programs, and other allowances at the time of shipment. Sales returns, sales programs, and other allowances are estimated based on historical experience, current trends, and our expectations regarding future experience. Reductions to revenue associated with sales returns, sales programs, and other allowances include consideration of historical sales levels, the timing and magnitude of historical sales returns, claims under sales programs, and other allowances, and a projection of this experience into the future. In addition, we maintain allowances for doubtful accounts, which are also accounted for as a reduction in revenue, for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable, historical collection patterns, customer concentrations, customer creditworthiness, current economic trends, changes in customer payment terms and practices, and customer communication when evaluating the adequacy of the allowance for doubtful accounts. If actual sales returns, sales programs, and other allowances exceed our estimate, or if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and charges may be required.
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
     Our multiple-element product offerings include computer hardware and software products, and support services. We also sell certain software products and support services separately. Our software products are essential to the functionality of our hardware products and are, therefore, accounted for in accordance with Statement of Position 97-2, Software Revenue

Recognition (“SOP 97-2”), as amended. We allocate revenue to each element based upon vendor-specific objective evidence (“VSOE”) of the fair value of the element or, if VSOE is not available, by application of the residual method. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. Changes in the allocation of revenue to each element in a multiple element arrangement may affect the timing of revenue recognition.
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
     Restructuring charges and lease loss reserves. We monitor and regularly evaluate our organizational structure and associated operating expenses. Depending on events and circumstances, we may decide to take additional actions to reduce future operating costs as our business requirements evolve. In determining restructuring charges, we analyze our future operating requirements, including the required headcount by business functions and facility space requirements. Our restructuring costs, and any resulting accruals, involve significant estimates made by management using the best information available at the time the estimates are made, some of which may be provided by third parties. In recording severance reserves, we accrue a liability when the following conditions have been met: employees’ rights to receive compensation is attributable to employees’ services already rendered; the obligation relates to rights that vest or accumulate; payment of the compensation is probable; and the amount can be reasonably estimated. In recording facilities lease loss reserves, we make various assumptions, including the time period over which the facilities are expected to be vacant, expected sublease terms, expected sublease rates, anticipated future operating expenses, and expected future use of the facilities. Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements with terms as favorable as those assumed when arriving at our estimates. We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring and lease loss accruals including the various assumptions noted above. If actual results differ significantly from our estimates, we may be required to adjust our restructuring and lease loss accruals in the future.
     Goodwill and intangible assets. We assess the impairment of goodwill and other identifiable intangibles annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for its business, and significant negative industry or economic trends. If we determine that the carrying value of goodwill and other identified intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would typically measure any impairment based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model.
     We plan to conduct impairment tests annually during our second fiscal quarter, unless impairment indicators exist sooner. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition, and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future intangible impairment tests.
     Litigation costs. We are subject to the possibility of legal actions arising in the ordinary course of business. We regularly monitor the status of pending legal actions to evaluate both the magnitude and likelihood of any potential loss. We accrue for these potential losses when it is probable that a liability has been incurred and the amount of loss, or possible range of loss, can be reasonably estimated. Where there is a range of loss, we record the minimum estimated liability unless there is a better point of estimate within that range. If actual results differ significantly from our estimates, we may be required to adjust our accruals in the future.
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
     The carrying value of our net deferred tax assets is subject to a full valuation allowance. At some point in the future, we may have sufficient United States taxable income to release the valuation allowance and accrue United States tax. We evaluate the expected realization of our deferred tax assets and assess the need for valuation allowances quarterly.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     We are exposed to market risk related to changes in interest rates and equity security prices.
Interest Rate Risk
     Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, restricted short-term, and short-term and long-term investments are primarily maintained at six major financial institutions in the United States. As of April 29, 2006, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.
     The following table presents the hypothetical changes in fair values of our investments as of April 29, 2006 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			As of	Given an Interest Rate
	Decrease of X Basis Points			April 29,	Increase of X Basis Points
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2006	50 BPS	100 BPS	150 BPS
U.S. government agencies and municipal obligations	$411,144	$408,763	$406,561	$404,918	$402,558	$400,728	$399,002
Corporate bonds and notes	$196,638	$196,293	$195,865	$195,015	$194,982	$194,541	$194,102

Total	$607,782	$605,056	$602,426	$599,933	$597,540	$595,269	$593,104

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
     The following table (in thousands) presents our cash equivalents, short-term, restricted short-term, and long-term investments subject to interest rate risk and their related weighted average interest rates as of April 29, 2006. Carrying value approximates fair value.

		Weighted
		Average
	Amount	Interest Rate
Cash and cash equivalents	$181,009	4.2%
Restricted short-term investments	279,819	3.8%
Short-term investments	277,794	3.7%
Long-term investments	42,320	3.5%

Total	$780,942	3.9%

     Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. Therefore, we are not exposed to changes in interest rates related to our long-term debt instruments. The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On April 28, 2006, the average bid and ask price on the Portal Market of our convertible subordinated notes due 2007 was 99.13, resulting in an aggregate fair value of approximately $276.5 million. Our common stock is quoted on the Nasdaq National Market under the symbol “BRCD.” On April 28, 2006, the last reported sale price of our common stock on the Nasdaq National Market was $6.16 per share.
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
     (b) Changes in Internal Control Over Financial Reporting.
     There were no changes in our internal controls over financial reporting during the second quarter of fiscal 2006 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     On July 20, 2001, the first of a number of putative class actions for violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and certain of the underwriters for the Company’s initial public offering of securities. A consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation was filed on April 19, 2002. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering and seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against the Company is being coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases as In Re Initial Public Offering Securities Litigation, 21 MC 92(SAS). In October 2002, the individual defendants were dismissed without prejudice from the action, pursuant to a tolling agreement. On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against the Company. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including the Company, was submitted to the Court for approval. On August 31, 2005, the Court granted preliminary approval of the settlement. On April 24, 2006 the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court did not issue a ruling on the motion for final approval at the fairness hearing. The settlement remains subject to a number of conditions, including final approval by the Court.
     On May 16, 2005, we announced that the Securities and Exchange Commission (SEC) and the Department of Justice (DOJ) are conducting an investigation regarding the Company’s historical stock option granting processes. We have been cooperating with the SEC and DOJ. During the first quarter of fiscal year 2006, we began active settlement discussions with the Staff of the SEC’s Division of Enforcement (the “Staff”) regarding our financial restatements related to stock option accounting. As a result of these discussions, for the three months ended January 28, 2006 we recorded $7.0 million provision for an estimated settlement expense. The $7.0 million estimated settlement expense is based on an offer of settlement that the Company made to the Staff and for which the Staff has noted it intends on recommending to the SEC’s Commissioners. The offer of settlement is contingent upon final approval by the SEC’s Commissioners.
     Beginning on or about May 19, 2005, several securities class action complaints were filed against the Company and certain of its current and former officers. These actions were filed in the United States District Court for the Northern District of California on behalf of purchasers of the Company’s stock from February 2001 to May 2005. These lawsuits followed the Company’s restatement of certain financial results due to stock-based compensation accounting issues. On January 12, 2006, the Court appointed a lead plaintiff and lead counsel. On April 14, 2006, the lead plaintiff filed a consolidated complaint on behalf of purchasers of the Company’s stock from May 2000 to May 2005. The consolidated complaint alleges, among other things, violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The consolidated complaint generally alleges that the Company and the individual defendants made false or misleading public statements regarding the Company’s business and operations and seeks unspecified monetary damages and other relief against the defendants. These lawsuits followed the Company’s restatement of certain financial results due to stock-based compensation accounting issues.
     Beginning on or about May 24, 2005, several derivative actions were also filed against certain of the Company’s current and former directors and officers. These actions were filed in the United States District Court for the Northern District of California and in the California Superior Court in Santa Clara County. The complaints allege that certain of the Company’s officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The derivative actions pending in the District Court for the Northern District of California were consolidated and the Court created a Lead Counsel structure. The derivative plaintiffs filed a consolidated complaint on October 7, 2005 and the Company filed a motion to dismiss that action on October 27, 2005. On January 6, 2006, Brocade’s motion was granted and the consolidated complaint was dismissed with leave to amend. The derivative actions pending in the Superior Court in Santa Clara County were consolidated. The derivative plaintiffs filed a consolidated complaint on September 19, 2005. The Company filed a motion to stay that action in deference to the substantially identical consolidated derivative action pending in the District Court, and on November 15, 2005, the Court stayed the action. The parties to this action subsequently reached preliminary settlement, which they plan to submit to the Court for approval.

     No amounts have been recorded in the accompanying Condensed Consolidated Financial Statements associated with these matters.
Item 1A. Risk Factors
Our future revenue growth depends on our ability to introduce new products and services on a timely basis and achieve market acceptance of these new products and services.
     The market for SANs is characterized by rapidly changing technology and accelerating product introduction cycles. Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and supplying high-quality, cost-effective products, product enhancements and services on a timely basis, and by keeping pace with technological developments and emerging industry standards. This risk will become more pronounced as the SAN market becomes more competitive and as demand for new and improved technologies.
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
We are currently diversifying our product and service offerings to include software applications and professional and support services, and our operating results will suffer if these initiatives are not successful.
     Starting in the second half of fiscal year 2004, we began making a series of investments in the development and acquisition of new technologies and services, including new switch modules for bladed server solutions, new hardware and software solutions for information technology infrastructure management and new professional service and support offerings. Some of these offerings are focused on new markets that are adjacent or parallel to our traditional market. Our strategy is to derive competitive advantage and drive incremental revenue growth through such investments. As a result, we believe these new markets could substantially increase our total available market opportunities. However, we cannot be certain that we have accurately identified and estimated these market opportunities. Moreover, we cannot assure you that our new strategic offerings will achieve market acceptance, or that we will benefit fully from the substantial investments we have made and plan to continue to make in them. As a result, we may not be able to successfully penetrate or realize anticipated revenue from these new potential market opportunities. In addition, these investments have caused, and will likely continue to result in, higher operating expenses and if they are not successful, our operating income and operating margin will deteriorate.

     For instance, we have hired a number of additional employees, and plan to continue to add additional personnel and resources, to further develop and market software applications, including our recently introduced Tapestry solutions and our service offerings. In addition, our recent acquisition of NuView, Inc. and our strategic partnership with Packeteer, Inc. and Tacit Networks, Inc. (recently acquired by Packeteer) contributed to the software applications associated with these solutions. In addition, because some of our new offerings may address different market needs than those we have historically addressed, we may face a number of additional challenges, such as:
•	successfully identifying market opportunities;

•	developing new customer relationships;

•	expanding our relationships with our existing OEM partners and end-users;

•	managing different sales cycles;

•	hiring qualified personnel on a timely basis;

•	establishing effective distribution channels and alternative routes to market; and

•	estimating the level of customer acceptance and rate of market adoption.
     Our business and operations are also experiencing rapid change as we diversify our product and service offerings. If we fail to effectively manage these changes and implement necessary organizational changes, our business and operating results could be harmed and we may have to incur significant expenditures to address the additional operational and control requirements from these changes.
     Our new product and service offerings also may contain some features that are currently offered by our OEM partners, which could cause conflicts with partners on whom we rely to bring our current products to customers and thus negatively impact our relationship with such partners. In addition, if we are unable to successfully integrate new offerings that we develop, license or otherwise acquire into our existing base of products and services, our business and results of operations may be harmed.
     With respect to the investments we are making in an expanded service initiative, these investments may be costly and may not result in market acceptance. For instance, we recently announced the availability of new professional services designed to assist customers in designing, installing, operating and supporting shared storage infrastructures. Traditionally, we have primarily relied on our OEM partners and third parties to provide some of this support for end-users of our products and services, and we cannot be sure that this change in our business model will result in anticipated revenues. In addition, staffing support centers involves cost and revenue structures that are different from those used in selling hardware and licensing software. We also intend to significantly increase headcount to provide these services and staff support centers. Revenue will be dependent on our ability to utilize service providers, and if we do not effectively manage costs relative to revenue, our services initiative will not be successful. Further, bringing the service initiative to market may be competitive with our OEM partners and other distribution channel partners.
Increased market competition may lead to reduced sales, margins, profits and market share.
     The SAN market is becoming increasingly more competitive as new products, services and technologies are introduced by existing competitors and as new competitors enter the market. Increased competition in the past has resulted in greater pricing pressure, and reduced sales, margins, profits and market share. For example, we expect to experience increased competition in future periods as other companies release 4 Gbit products that are intended to compete with our 4 Gbit products. Moreover, new competitive products could be based on existing technologies or new technologies that may or may not be compatible with our SAN technology. Competitive products include, but are not limited to, non-Fibre Channel based emerging products utilizing Gigabit Ethernet, 10 Gigabit Ethernet, InfiniBand, and iSCSI (Internet Small Computer System Interface).
     Currently, we believe that we principally face competition from providers of Fibre Channel switching products for interconnecting servers and storage. These competitors include Cisco Systems, McDATA Corporation (which completed its acquisition of Computer Network Technology Corporation (“CNT”) on June 1, 2005) and QLogic Corporation. In addition, our OEM partners, who also have relationships with some of our current competitors, could become new competitors by developing and introducing products that compete with our product offerings, by choosing to sell our competitors’ products instead of our products, or by offering preferred pricing or promotions on our competitors’ products. Competitive pressure will likely intensify as our industry experiences further consolidation in connection with acquisitions by us, our competitors and our OEM partners.
     Some of our competitors have longer operating histories and significantly greater human, financial and capital resources than we do. Our competitors could adopt more aggressive pricing policies than us. We believe that competition based on price may become more aggressive than we have traditionally experienced. Our competitors could also devote greater resources to the development, promotion, and sale of their products than we may be able to support and, as a result, be able to respond more quickly to changes in customer or market requirements. Our failure to successfully compete in the market would harm our business and financial results.
     Our competitors may also put pressure on our distribution model of selling products to customers through OEM solution providers by focusing a large number of sales personnel on end-user customers or by entering into strategic partnerships. For example, one of our competitors has formed a strategic partnership with a provider of network storage systems, which includes an agreement whereby our competitor resells the storage systems of its partner in exchange for sales by the partner of our competitor’s products. Such strategic partnerships, if successful, may influence us to change our traditional distribution model.
If our assumptions regarding our revenues and margins do not materialize, our future profitability could be adversely affected.
     We incurred a net loss of $7.2 million in the third quarter of fiscal year 2005 and were not profitable for the full fiscal years 2004 or 2003, and we may not be profitable in the future. We make our investment decisions and plan our operating expenses based in part on future revenue projections. However, our ability to accurately forecast quarterly and annual revenues is limited. In addition, we are diversifying our product and service offerings and expanding into other markets that we have not historically focused on, including new and emerging markets. As a result, we face greater challenges in accurately predicting our revenue and margins with respect to these other markets. Developing new offerings will also require significant, upfront, incremental investments that may not result in revenue for an extended period of time, if at all. Particularly as we seek to diversify our product and service offerings, we expect to incur significant costs and expenses for product development, sales, marketing and customer services, most of which are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, in the short-term, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If our projected revenues and margins do not materialize, our future profitability could be adversely affected.
The prices of our products have declined in the past, and we expect the price of our products to continue to decline, which could reduce our revenues, gross margins and profitability.
     The average selling price per port for our products has declined in the past, and we expect it to continue to decline in the future as a result of changes in product mix, competitive pricing pressure, increased sales discounts, new product introductions by us or our competitors, the entrance of new competitors or other factors. For example, since the second half of fiscal year 2004, we have introduced and began shipping a number of new products that expand and extend the breadth of our product offerings. Several of these new products have lower revenue per port and gross margin than our traditional products. If we are unable to offset any negative impact that changes in product mix, competitive pricing pressures, increased sales discounts, enhanced marketing programs, new product introductions by us or our competitors, or other factors may have on us by increasing the number of ports shipped or reducing product manufacturing cost, our total revenues and gross margins will decline.
     In addition, to maintain our gross margins we must maintain or increase the number of ports shipped, develop and introduce new products and product enhancements, and continue to reduce the manufacturing cost of our products. While we have successfully reduced the cost of manufacturing our products in the past, we may not be able to continue to reduce cost of production at historical rates. Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending quickly enough or in sufficient amounts to offset any unexpected shortfall in revenues. If this occurs, we could incur losses, our operating results and gross margins could be below our expectations and the expectations of investors and stock market analysts, and our stock price could be negatively affected.
We depend on OEM partners for a majority of our revenues, and the loss of any of these OEM partners or a decrease in their purchases could significantly reduce our revenues and negatively affect our financial results.

     We depend on recurring purchases from a limited number of large OEM partners for the majority of our revenue. As a result, these large OEM partners have a significant influence on our quarterly and annual financial results. Our agreements with our OEM partners are typically cancelable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. For the first and second quarters of fiscal 2006, three customers each represented ten percent or more of our total revenues for a combined total of 72 percent and 70 percent, respectively. We anticipate that our revenues and operating results will continue to depend on sales to a relatively small number of customers. The loss of any one significant customer, or a decrease in the level of sales to any one significant customer, or unsuccessful quarterly negotiation on key terms, conditions or timing of purchase orders placed during a quarter, would likely cause seriously harm to our business and financial results.
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
     We purchase certain key components used in the manufacture of our products from single or limited sources. We purchase specific ASICs from a single source, and we purchase microprocessors, certain connectors, small form-factor pluggable transceivers (“SFP’s”), logic chips, power supplies and programmable logic devices from limited sources. We also license certain third-party software that is incorporated into our operating system software and other software products. If we are unable to obtain these and other components when required or we experience significant component defects, we may not be able to deliver our products to our customers in a timely manner. As a result, our business and financial results could be harmed.
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
     Many of our OEM partners experience uneven sales patterns in their businesses due to the cyclical nature of information technology spending. For example, some of our partners close a disproportionate percentage of their sales transactions in the last month, weeks and days of each fiscal quarter, and other partners experience spikes in sales during the fourth calendar quarter of each year. Because the majority of our sales are derived from a small number of OEM partners, when they experience seasonality, we typically experience similar seasonality. Historically, revenues in our second fiscal quarter are lower compared with a seasonally stronger first fiscal quarter due to a typically slower growth period for most of our major OEM partners. For instance, we were exposed to significant seasonality in the second fiscal quarter of fiscal year 2005 in part due to weaker spending in the enterprise product line during the first calendar quarter of 2005. In addition, we have experienced quarters where uneven sales patterns of our OEM partners have resulted in a significant portion of our revenue occurring in the last month of our fiscal quarter. This exposes us to additional inventory risk as we have to order products in anticipation of expected future orders and additional sales risk if we are unable to fulfill unanticipated demand. We are not able to predict the degree to which the seasonality and uneven sales patterns of our OEM partners or other customers will affect our business in the future particularly as we release new products.
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
     We are subject to a number of lawsuits arising from our recent internal reviews and the related restatements of our financial statements, some purportedly filed on behalf of a class of our stockholders, against us and certain of our executive officers claiming violations of securities laws and others purportedly filed on behalf of Brocade against certain of our executive officers and board members, and we may become the subject of additional private or government actions. The expense of defending such litigation may be significant. The amount of time to resolve these lawsuits is unpredictable and defending ourselves may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.
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
We may engage in future acquisitions and strategic investments that dilute the ownership percentage of our stockholders and would require us to use cash, incur debt or assume contingent liabilities.
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
     We have in the past and may in the future acquire or make strategic investments in additional companies, products or technologies. Most recently, we completed the acquisition of NuView, Inc., Therion Software Corporation and a strategic investment in Tacit Networks in May 2005 (recently acquired by Packeteer, Inc.). We may not realize the anticipated benefits of these or any other acquisitions or strategic investments, which involve numerous risks, including:
•	problems integrating the purchased operations, technologies, personnel or products over geographically disparate locations, including San Jose, California; Houston, Texas; Redmond, Washington; and India;

•	unanticipated costs, litigation and other contingent liabilities;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering into markets in which we have limited, or no prior experience;

•	failure to successfully manage additional remote locations, including the additional infrastructure and resources necessary to support and integrate such locations;

•	incurrence of significant exit charges if products acquired in business combinations are unsuccessful;

•	incurrence of acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	potential write-down of goodwill and/or acquired intangible assets, which are subject to impairment testing on a regular basis, and could significantly impact our operating results;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business; and

•	potential loss of our key employees or the key employees of an acquired organization.
     If we are not be able to successfully integrate businesses, products, technologies or personnel that we acquire, or to realize expected benefits of our acquisitions or strategic investments, our business and financial results may be adversely affected.
We are subject to environmental regulations that could have a material adverse effect on our business.
     We are subject to various environmental and other regulations governing product safety, materials usage, packaging and other environmental impacts in the various countries where our products are sold. For example, many of our products are subject to laws and regulations that restrict the use of mercury, hexavalent chromium, cadmium and other substances, and require producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of our products when they have reached the end of their useful life. For example, in Europe substance restrictions will apply to products sold after July 1, 2006, and certain of our OEM partners require compliance with these or more stringent requirements prior to such date. In some cases we redesigned our products to comply with these substance restrictions as well as related requirements imposed by our OEM customers. In addition, recycling, labeling, financing and related requirements have already begun to apply to products we sell in Europe. We are also coordinating with our suppliers to provide us with compliant materials, parts and components. Despite our efforts to ensure that our products comply with new and emerging requirements, we cannot provide absolute assurance that our products will, in all cases comply with such requirements. If our products do not comply with the European substance restrictions or other applicable environmental laws, we could become subject to fines, civil or criminal sanctions, and contract damage claims. In addition, we could be prohibited from shipping non-compliant products into one or more jurisdictions, and required to recall and replace any non-compliant products already shipped, which would disrupt our ability to ship products and result in reduced revenue, increased obsolete or excess inventories and harm to our business and customer relationships. Our suppliers may also fail to provide us with compliant materials, parts and components despite our requirement to them to provide compliant materials, parts and components, which could impact our ability to timely produce compliant products and, accordingly could disrupt our business. In addition, various other countries and states in the United States have issued, or are in the process of issuing, other environmental regulations that may impose additional restrictions or obligations and require further changes to our products.
Our business and operations are experiencing rapid change as we diversify our product and service offerings. If we fail to effectively manage these changes, our business and operating results could be harmed and we may have to incur significant expenditures to address the additional operational and control requirements of these changes.
     We have experienced, and continue to experience, rapid growth in our headcount and operations, which has placed, and may continue to place, increased demands on our management, operational and financial infrastructure. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our brand and operating results. Our expansion and growth in international markets heightens these risks as a result of the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and allocation of valuable management resources. If the improvements are not implemented successfully, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues, which could harm our financial position.

If we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.
     Our success depends to a significant degree upon the continued contributions of key management, engineering, sales and other personnel, many of whom would be difficult to replace. We believe our future success will also depend, in large part, upon our ability to attract and retain highly skilled managerial, engineering, sales and other personnel, and on the ability of management to operate effectively, both individually and as a group, in geographically disparate locations. We have experienced difficulty in hiring qualified personnel in areas such as application specific integrated circuits, software, system and test, sales, marketing, service, key management and customer support. In addition, our past reductions in force could potentially make attracting and retaining qualified employees more difficult in the future. Our ability to hire qualified personnel may also be negatively impacted by our recent internal reviews and financial statement restatements, related investigations by the SEC and Department of Justice (“DOJ”), and our stock price. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively affect our ability to sell our products.
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
     We are subject to periodic audits or other reviews by such governmental agencies. For example, in November 2005, we were notified by the Internal Revenue Service that our domestic federal income tax return for the year ended October 25, 2003 was subject to audit. Additionally, in May 2006, the Franchise Tax Board notified us that our California income tax returns for the years ended October 25, 2003 and October 30, 2004 are subject to audit. The SEC also periodically reviews our public company filings. Any such examination or review frequently requires management’s time and diversion of internal resources and, in the event of an unfavorable outcome, may result in additional liabilities or adjustments to our historical financial results.

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
     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We have in the past been involved in intellectual property-related disputes, including lawsuits with Vixel Corporation, Raytheon Company and McData Corporation, and we may be involved in such disputes in the future, to protect our intellectual property or as a result of an alleged infringement of the intellectual property of others. We also may be subject to indemnification obligations with respect to infringement of third party intellectual property rights pursuant to our agreements with customers. These claims and any resulting lawsuit could subject us to significant liability for damages and invalidation of proprietary rights. Any such lawsuits, even if ultimately resolved in our favor, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property dispute also could force us to do one or more of the following:
•	stop selling, incorporating or using products or services that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property a license to the relevant intellectual property, which may require us to pay royalty or license fees, or to license our intellectual property to such owner, and which may not be available on commercially reasonable terms or at all; and

•	redesign those products or services that use technology that is the subject of an infringement claim.

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
     The market price of our common stock has experienced significant volatility in the past and will likely continue to fluctuate significantly in response to the following factors, some of which are beyond our control:

•	macroeconomic conditions;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates and ratings by securities analysts;

•	changes in market valuations of other technology companies;

•	announcements of financial results by us or other technology companies;

•	announcements by us, our competitors, customers, or similar businesses of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	comments made by third-party market observers that may impact investment decisions of investors;

•	losses of major OEM partners;

•	additions or departures of key personnel;

•	adverse finding resulting from the SEC and DOJ investigation or related litigation;

•	sales by us of common stock or convertible securities;

•	incurring additional debt; and

•	other risk factors detailed in this section.
     In addition, the stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of how the business performs.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes stock repurchase activity of our common stock for the three months ended April 29, 2006 (in thousands excluding per share data):

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced	Under the
	Purchased (1)	Paid Per Share	Program	Program (2)
January 29, 2006 – February 25, 2006	22	$0.25	—	$92,950

February 26, 2006 – March 25, 2006	—	$5.82	2,309	$79,506

March 26, 2006 – April 29, 2006	—	$6.38	233	$78,020

Total	22	$0.25	2,542	$78,020

(1)	The total number of shares repurchased include those shares of Brocade common stock that employees deliver back to Brocade to satisfy tax-withholding obligations at the settlement of restricted stock exercises, and upon the termination of an employee, the forfeiture of either restricted shares or unvested common stock as a result of early exercises. As of April 29, 2006, approximately 1,909,728 million shares are subject to repurchase by Brocade.

(2)	In August 2004, our board of directors approved a share repurchase program for up to $100.0 million of our common stock. The purchases may be made, from time to time, in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of April 29, 2006, we have purchased 3,692,300 shares at an average price of $5.95 per share, and under this program $78.0 million remains available for future repurchases.
Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders was held on April 17, 2006 in San Jose, California. Of the 273,158,241 shares outstanding as of the record date, 245,529,006 shares (approximately 90%) were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:
1. To elect two Class I Directors to serve until the 2009 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

Name	Votes For	Votes Withheld
David House	209,299,019	36,229,987
L. William Krause	216,294,564	29,234,442
In addition, the terms of office of the following directors continued after the 2006 meeting:
Neal Dempsey
Michael Klayko
Robert Walker
Sanjay Vaswani
2. To ratify the appointment of KPMG LLP as independent auditors of Brocade for the fiscal year ending October 29, 2006.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
233,766,762	11,620,667	141,577	-0-
3. To consider a stockholder proposal submitted by CalPERS regarding supermajority voting requirements.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
146,622,556	13,433,574	1,841,781	83,631,095
Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001).

3.2	Amended and Restated Bylaws, effective as of April 18, 2006 (incorporated by reference to Exhibit 99.1 from Registrant’s Form 8-K as filed on April 19, 2006).

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

4.1	Form of Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

4.2	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

4.3	Form of Convertible Debenture (incorporated by reference to Exhibit 4.3 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002)

10.1+/**	Fourth Amendment to the OEM Purchase Agreement dated December 16, 2002 by and between Hewlett-Packard Company and Registrant, effective as of January 20, 2006.

10.2+/**	Amendment No. 12 to the OEM Purchase Agreement dated January 25, 2000 (effective as of January 31, 2006) by and among Registrant, Brocade Communications Switzerland SarL, and EMC Corporation.

10.3+/**	Amendment #25 to SOW #1 between IBM and Registrant, effective April 14, 2006.

Exhibit
Number	Description of Document
10.4+/**	Amendment #4 to Goods Agreement between IBM and Registrant, dated March 30, 2006.

31.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission

**	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROCADE COMMUNICATIONS SYSTEMS, INC.
Date: June 7, 2006	By:	/s/ Richard Deranleau
Richard Deranleau
Chief Financial Officer

Exhibit Index

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001).

3.2	Amended and Restated Bylaws, effective as of April 18, 2006 (incorporated by reference to Exhibit 99.1 from Registrant’s Form 8-K as filed on April 19, 2006).

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

4.1	Form of Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

4.2	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

4.3	Form of Convertible Debenture (incorporated by reference to Exhibit 4.3 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002)

10.1+/**	Fourth Amendment to the OEM Purchase Agreement dated December 16, 2002 by and between Hewlett-Packard Company and Registrant, effective as of January 20, 2006.

10.2+/**	Amendment No. 12 to the OEM Purchase Agreement dated January 25, 2000 (effective as of January 31, 2006) by and among Registrant, Brocade Communications Switzerland SarL, and EMC Corporation.

10.3+/**	Amendment #25 to SOW #1 between IBM and Registrant, effective April 14, 2006.

10.4+/**	Amendment #4 to Goods Agreement between IBM and Registrant dated March 30, 2006

31.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission

**	Filed herewith