Form 10-Q
period 2006-07-29
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2006-09-06
CIK 1009626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 29, 2006
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
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock on August 26, 2006 was 270,239,276 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED JULY 29, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Net revenues	$188,947	$122,273	$541,771	$428,604
Cost of revenues (1)	77,033	59,887	224,012	186,212

Gross margin	111,914	62,386	317,759	242,392
Operating expenses:
Research and development (1)	42,534	34,214	121,416	97,380
Sales and marketing (1)	35,501	25,009	100,682	74,917
General and administrative (1)	8,426	5,968	23,523	18,323
SEC investigation and other related costs	2,990	3,722	10,179	8,826
Provision for SEC settlement	—	—	7,000	—
Acquisition related compensation expense	—	—	585	—
Amortization of intangible assets	888	—	1,406	—
Facilities lease losses	—	—	3,775	—
In-process research and development	—	7,784	—	7,784
Restructuring costs (benefit)	—	—	—	(137)

Total operating expenses	90,339	76,697	268,566	207,093

Income (loss) from operations	21,575	(14,311)	49,193	35,299
Interest and other income, net	8,133	5,916	22,391	16,602
Interest expense	(1,863)	(1,633)	(5,478)	(5,696)
Gain on sale of investments	2,685	20	2,663	116
Gain on repurchases of convertible subordinated debt	—	—	—	2,318

Income before provision for (benefit from) income taxes	30,530	(10,008)	68,769	48,639
Income tax provision (benefit)	6,032	(2,773)	21,098	6,574

Net income (loss)	$24,498	$(7,235)	$47,671	$42,065

Net income (loss) per share – Basic	$0.09	$(0.03)	$0.18	$0.16

Net income (loss) per share – Diluted	$0.09	$(0.03)	$0.17	$0.16

Shares used in per share calculation – Basic	269,417	268,765	269,794	267,676

Shares used in per share calculation – Diluted	273,959	268,765	273,484	270,239

(1)	Amounts for the three and nine months ended July 29, 2006 include stock-based compensation expense for stock options and employee stock purchases recognized under SFAS 123R (see Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements).
     See accompanying notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	July 29,	October 29,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$184,484	$182,001
Short-term investments	311,569	209,865

Total cash, cash equivalents and short-term investments	496,053	391,866
Restricted short-term investments	280,481	277,230
Accounts receivable, net of allowances of $4,281 and $4,942 at July 29, 2006 and October 29, 2005, respectively	79,163	70,104
Inventories	9,159	11,030
Prepaid expenses and other current assets	62,496	19,908

Total current assets	927,352	770,138

Long-term investments	20,944	95,306
Property and equipment, net	103,735	108,118
Goodwill	41,013	—
Intangible assets, net	16,353	—
Other long-term assets	6,844	8,168

Total assets	$1,116,241	$981,730

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$35,902	$23,778
Accrued employee compensation	46,158	37,762
Deferred revenue	57,286	45,488
Current liabilities associated with lease losses	4,980	4,659
Other accrued liabilities	110,793	69,832
Convertible subordinated debt	278,883	278,883

Total current liabilities	534,002	460,402

Non-current liabilities associated with lease losses	12,338	12,481

Total liabilities	546,340	472,883
Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value 5,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 270,207 and 269,695 shares at July 29, 2006 and October 29, 2005, respectively	270	270
Additional paid-in capital	863,220	855,563
Deferred stock compensation	—	(3,180)
Accumulated other comprehensive loss	(1,428)	(3,974)
Accumulated deficit	(292,161)	(339,832)

Total stockholders’ equity	569,901	508,847

Total liabilities and stockholders’ equity	$1,116,241	$981,730

See accompanying notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	July 29,	July 30,
	2006	2005
Cash flows from operating activities:
Net income	$47,671	$42,065
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefit from employee stock plans	(8,810)	—
Depreciation and amortization	27,073	36,092
Loss on disposal of property and equipment	308	1,026
Amortization of debt issuance costs	1,297	1,053
Gain on repurchases of convertible subordinated debt	—	(2,318)
In-process research and development	—	7,784
Net (gains) losses on investments and marketable equity securities	(2,663)	(116)
Non-cash compensation expense (benefit)	23,366	(367)
Provision for doubtful accounts receivable and sales returns	1,558	2,334
Provision for SEC settlement	7,000	—
Non-cash facilities lease loss expense	3,775	—
Changes in operating assets and liabilities:
Accounts receivable	(10,045)	14,066
Inventories	1,871	(7,912)
Prepaid expenses and other assets	(13,308)	(2,404)
Accounts payable	12,124	(3,251)
Accrued employee compensation	8,396	(6,608)
Deferred revenue	11,798	8,327
Other accrued liabilities and long-term debt	6,193	661
Liabilities associated with lease losses	(3,586)	(3,952)

Net cash provided by operating activities	114,018	86,480

Cash flows from investing activities:
Purchases of property and equipment	(22,950)	(18,909)
Purchases of short-term investments	(259,263)	(232,569)
Proceeds from sale of marketable equity securities and equity investments	10,185	752
Proceeds from maturities of short-term investments	245,455	417,297
Purchases of long-term investments	(13,252)	(202,764)
Proceeds from maturities of long-term investments	—	8,538
Purchases of restricted short-term investments	(2,216)	—
Proceeds from maturities of restricted short-term investments	2,859	—
Purchases of non-marketable minority equity investments	(4,575)	(4,250)
Cash held in escrow in connection with acquisition of NuView	(32,031)	—
Cash paid in connection with acquisitions, net of cash acquired	(27,856)	(7,185)

Net cash used in investing activities	(103,644)	(39,090)

Cash flows from financing activities:
Purchases of convertible subordinated debt	—	(70,485)
Proceeds from issuance of common stock, net	23,328	29,755
Common stock repurchase program	(40,206)	(7,050)
Excess tax benefit from employee stock plans	8,810	—

Net cash used in financing activities	(8,068)	(47,780)

Effect of exchange rate fluctuations on cash and cash equivalents	177	(364)

Net increase (decrease) in cash and cash equivalents	2,483	(754)
Cash and cash equivalents, beginning of period	182,001	79,375

Cash and cash equivalents, end of period	$184,484	$78,621

See accompanying notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Operations of Brocade
     Brocade Communications Systems, Inc. (“Brocade” or the “Company”) develops, markets, sells, and supports data storage networking products and services, offering a line of storage networking products that enable companies to implement and manage highly available, scalable, and secure environments for data storage networks. The Brocade SilkWorm® family of storage area networking (“SAN”) products is designed to help companies reduce the cost and complexity of managing business information within a data storage environment. In addition, the Brocade Tapestry™ family of application infrastructure solutions extends the ability to proactively manage and optimize application and information resources across the enterprise. Brocade products and services are marketed, sold, and supported worldwide to end-user customers primarily through distribution partners, including original equipment manufacturers (“OEMs”), distributors, systems integrators, and value-added resellers.
     Brocade was reincorporated on May 14, 1999 as a Delaware corporation, succeeding operations that began in California on August 24, 1995. The Company’s headquarters are located in San Jose, California.
     Brocade, the Brocade B weave logo, Fabric OS, File Lifecycle Manager, My View, Secure Fabric OS, SilkWorm, Tapestry and StorageX are registered trademarks of Brocade Communications Systems, Inc., in the United States and/or in other countries. All other brands, products, or service names identified are or may be trademarks or service marks of, and are used to identify, products or services of their respective owners.
2. Summary of Significant Accounting Policies
Fiscal Year
     The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Both fiscal years 2006 and 2005 are 52-week fiscal years.
Basis of Presentation
     The accompanying financial data as of July 29, 2006, and for the three and nine months ended July 29, 2006 and July 30, 2005, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and accompanying note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet dated as of October 29, 2005 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005.
     In the opinion of management, all adjustments (which include only normal recurring adjustments, except as otherwise indicated) necessary to present a fair statement of financial position as of July 29, 2006, results of operations for the three and nine months ended July 29, 2006 and July 30, 2005, and cash flows for the nine months ended July 29, 2006 and July 30, 2005 have been made. The results of operations for the three and nine months ended July 29, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Reclassifications
     Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Cash and Cash Equivalents
     The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.
Investments
     Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Investment securities with remaining maturities of one year or more are considered long-term investments. Short-term and long-term investments consist of auction rate securities, debt securities issued by United States government agencies, municipal government obligations, and corporate bonds and notes. The Company classifies its auction rate securities as short-term investments.
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
     Restricted short-term investments consist of debt securities issued by the United States government. These investments are maintained at one major financial institution, and are recorded in the accompanying Consolidated Balance Sheets at fair value.
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
     From time to time the Company makes equity investments in non-publicly traded companies. These investments are included in other assets in the accompanying Condensed Consolidated Balance Sheets, and are generally accounted for under the cost method as the Company does not have the ability to exercise significant influence over the respective companies’ operating and financial policies. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income, net in the Condensed Consolidated Statements of Operations. Factors used in determining an impairment include, but are not limited to, the current business environment, including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary. As of July 29, 2006 and October 29, 2005, the carrying values of the Company’s equity investments in non-publicly traded companies were $0.8 million and $3.8 million, respectively.
Goodwill and Intangible Assets
     The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires that goodwill be capitalized at cost and tested annually for impairment. The Company evaluates goodwill on an annual basis during its second fiscal quarter, or whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized to the extent that the carrying amount exceeds the assets implied fair value. Events which might indicate impairment include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of economic environment on the Company’s customer base, material negative changes in relationships with significant customers, and/or a significant decline in the Company’s stock price for a sustained period. No goodwill impairment was recorded for the periods presented.

     Intangible assets other than goodwill are amortized over their useful lives, unless these lives are determined to be indefinite. Intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful life of the respective asset. Intangible assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The Company performs impairment tests for long-lived assets on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Examples of such events or circumstances include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for its business, significant negative industry or economic trends, and/or a significant decline in the Company’s stock price for a sustained period. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. No intangible asset impairment was recorded for the periods presented.
Concentrations
     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted short-term investments, short-term and long-term investments, and accounts receivable. Cash, cash equivalents, restricted short-term investments, and short-term and long-term investments are primarily maintained at six major financial institutions in the United States. Deposits held with banks may be redeemed upon demand and may exceed the amount of insurance provided on such deposits. The Company principally invests in United States government and United States government agency debt securities, municipal government obligations, and corporate bonds and notes, and limits the amount of credit exposure to any one entity.
     A majority of the Company’s trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of July 29, 2006, three customers accounted for 33 percent, 23 percent, and 17 percent, respectively, of total accounts receivable. As of October 29, 2005, three customers accounted for 37 percent, 18 percent, and 10 percent, respectively, of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales returns, and other allowances. While the Company has not experienced material credit losses in any of the periods presented, there can be no assurance that the Company will not experience material credit losses in the future.
     For the three months ended July 29, 2006 and July 30, 2005, three customers each represented ten percent or more of the Company’s total revenues for combined totals of 74 percent and 67 percent of total revenues, respectively. For the nine months ended July 29, 2006 and July 30, 2005, three customers each represented ten percent or more of the Company’s total revenues for combined totals of 72 percent and 71 percent of total revenues, respectively. The level of sales to any one of these customers may vary, and the loss of, or a decrease in the level of sales to, any one of these customers would likely cause seriously harm to the Company’s financial condition and results of operations.
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
Revenue Recognition
     Product revenue. Product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. However, for newly introduced products, many of the Company’s large OEM customers require a product qualification period during which the Company’s products are tested and approved by the OEM customer for sale to their customers. Revenue recognition, and related cost, is deferred for shipments to new OEM customers and for shipments of newly introduced products to existing OEM customers until satisfactory evidence of completion of the product qualification has been received from the OEM customer. Revenue from sales to the

Company’s master reseller customers is recognized in the same period in which the product is actually sold by the master reseller (sell- through).
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
     Multiple-element arrangements. The Company’s multiple-element product offerings include computer hardware and software products, and support services. The Company also sells certain software products and support services separately. The Company’s software products, including those that are embedded in its hardware products and are essential to the functionality of the hardware products, are accounted for in accordance with Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended. The Company allocates revenue to each element based upon vendor-specific objective evidence (“VSOE”) of the fair value of the element or, if VSOE is not available, by application of the residual method. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.
     Warranty Expense. The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience.
Stock-Based Compensation
     Effective October 30, 2005, the Company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123-R, Share-Based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized for the nine months ended July 29, 2006 now includes: (1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to October 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”); and (2) quarterly amortization related to stock-based awards granted subsequent to October 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, the Company records expense over the offering period and vesting term in connection with (1) shares issued under its employee stock purchase plan and (2) stock options and restricted stock awards. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award under an accelerated vesting method.
     Prior to October 30, 2005, the Company accounted for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), whereby the difference between the exercise price and the fair market value on the date of grant is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense was recognized in the Company’s Condensed Consolidated Statements of Operations when the exercise price of the Company’s employee stock option grant equals the market price of the underlying common stock on the date of grant, and the measurement date of the option grant is certain. The measurement date is certain when the date of grant is fixed and determinable. Prior to October 30, 2005, when the measurement date was not certain, the Company recorded stock-based compensation expense using variable accounting under APB 25. From May 1999 through July 2003, the Company granted 98.8 million options that were subject to variable accounting under APB 25 because the measurement date of the options granted was not certain. Effective October 30, 2005, if the measurement date is not certain, the Company records stock-based compensation expense under

SFAS 123R. Under SFAS 123R, the Company remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As of July 29, 2006, 2.1 million options with a weighted average exercise price of $16.24 and a weighted average remaining life of 4.8 years remain outstanding and continue to be remeasured at the intrinsic value. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated under an accelerated vesting method.
Employee Stock Plans
     The Company has several stock-based compensation plans (the “Plans”) that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005. The Company, under the various equity plans, grants stock options for shares of common stock to employees and directors. The Company has also issued restricted stock under the Plans. In accordance with the Plans, incentive stock options may not be granted at less than 100 percent of the estimated fair market value of the common stock, and incentive stock options granted to a person owning more than 10 percent of the combined voting power of all classes of stock of the Company must be issued at 110 percent of the fair market value of the stock on the date of grant. Nonstatutory stock options may be granted at any price. Under the Plans, options or restricted stock typically have a maximum term of seven or ten years. The majority of options granted under the Plans vest over a period of four years. Certain options granted under the Plans vest over shorter or longer periods. At July 29, 2006, an aggregate of 128.8 million shares were authorized for future issuance under the Plans, which includes Stock Options, shares issued pursuant to the Employee Stock Purchase Plan, and Restricted Stock Awards. A total of 87.2 million shares of common stock were available for grant under the Plans as of July 29, 2006. Awards that expire, or are cancelled without delivery of shares, generally become available for issuance under the Plans.
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

	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
Stock Options	2006	2005	2006	2005
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Risk-free interest rate	5.1 – 5.2%	3.9 – 4.1%	4.5 – 5.2%	3.4 – 3.9%
Expected volatility	47.4%	45.6%	48.7%	46.8%
Expected term (in years)	3.2	2.6	3.3	2.8
     The Company recorded $4.2 million and $12.1 million of compensation expense related to stock options for the three and nine months ended July 29, 2006, respectively, in accordance with SFAS 123R.
     A summary of stock option activity under the Plans for the three months ended July 29, 2006 is presented as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise	Term	Intrinsic Value
	(in thousands)	Price	(Years)	(in thousands)
Outstanding, April 29, 2006	40,930	$6.60

Granted	3,357	$6.07
Exercised	(261)	$4.99
Forfeited or Expired	(2,354)	$10.50

Outstanding, July 29, 2006	41,672	$6.39	5.92	$27,240

     The weighted-average fair value of employee stock options granted during the three months ended July 29, 2006 and July 30, 2005 were $2.30 and $2.55, respectively. The total intrinsic value of stock options exercised for the three months ended July 29, 2006 and July 30, 2005 was $0.3 million and $0.1 million, respectively.
     A summary of stock option activity under the Plans for the nine months ended July 29, 2006 is presented as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise	Term	Intrinsic Value
	(in thousands)	Price	(Years)	(in thousands)
Outstanding, October 29, 2005	45,179	$6.59
Granted	6,547	$5.57
Exercised	(2,526)	$5.06
Forfeited or Expired	(7,528)	$7.49

Outstanding, July 29, 2006	41,672	$6.39	5.92	$27,240

Ending Vested and Expected to Vest	39,347	$6.45	5.90	$25,337

Exercisable and Vested, July 29, 2006	24,781	$7.10	5.89	$12,704

     The weighted-average fair value of employee stock options granted during the nine months ended July 29, 2006 and July 30, 2005 were $2.14 and $2.15, respectively. The total intrinsic value of stock options exercised for the nine months ended July 29, 2006 and July 30, 2005 was $2.6 million and $7.3 million, respectively.
     As of July 29, 2006, there was $22.3 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 3.6 years.
Employee Stock Purchase Plan
     Under Brocade’s Employee Stock Purchase Plan, eligible employees can participate and purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $1.3 million and $3.3 million, respectively for the three and nine months ended July 29, 2006 in accordance with SFAS 123R.
     The fair value of the purchase right of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
Employee Stock Purchase Plan	2006	2005	2006	2005
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	5.1 – 5.2%	2.5 – 3.4%	3.4 – 5.2%	2.0 – 3.4%
Expected volatility	42.6%	45.8%	43.7%	48.8%
Expected term (in years)	0.5	0.5	0.5	0.5
     As of July 29, 2006, there was $1.5 million of total unrecognized compensation costs related to employee stock purchases. These costs are expected to be recognized over a weighted average period of 0.34 years.

Information as Reported in the Financial Statements
     Total stock-based compensation expense of $8.5 million and $23.4 million included in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended July 29, 2006 is comprised of the following (in thousands):

	Three Months	Nine Months
	Ended	Ended
	July 29,	July 29,
	2006	2006
Restricted stock awards	$1,032	$2,823
Options remeasured at their intrinsic value	(170)	1,878
Acquisition related amortization of stock compensation	296	1,498
Incremental expense related to the adoption of SFAS 123R	5,203	15,059
Incremental expense related to tender offer	2,108	2,108

Total	$8,469	$23,366

     The table below sets out the $5.2 million and $15.1 million of incremental stock-based compensation expense for stock options and employee stock purchases recognized under the provisions of SFAS 123R (in thousands, except per share data) for the three and nine months ended July 29, 2006, respectively:

	Three Months	Nine Months
	Ended	Ended
	July 29,	July 29,
	2006	2006
Stock-based compensation expense for stock options and employee stock purchases included in operations:
Cost of revenues	$(1,457)	$(4,382)
Research and development	(1,769)	(5,054)
Sales and marketing	(1,301)	(3,701)
General and administrative	(676)	(1,922)

Total	(5,203)	(15,059)
Tax benefit	80	233

Net decrease in net income	$(5,123)	$(14,826)

Effect on:
Net income per share— Basic	$(0.02)	$(0.05)
Net income per share— Diluted	$(0.02)	$(0.05)
     Prior to the Company’s adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the three and nine months ended July 29, 2006, excess tax benefit generated from option exercises was $2.2 million and $8.8 million, respectively. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.
     On June 12, 2006, the Company completed a tender offer that allowed employees to amend or cancel certain options to remedy potential adverse personal tax consequences. As a result, the Company amended certain options granted after August 14, 2003 that were or may have been granted at a discount to increase the option grant price to the fair market value on the date of grant, and to give the employee a cash payment for the difference in option grant price between the amended option and the original discounted price. In addition, for certain options granted prior to August 14, 2003 that were or may have been granted at a discount, the Company canceled the options in exchange for a cash payment based on the Black-Scholes value of the option. The Company has accounted for these modifications and settlements in accordance with SFAS

123R and as a result recorded incremental compensation expense of $2.1 million during the three months ended July 29, 2006 and recognized a liability of $3.3 million for the cash payments that will be made to employees in January 2007.
Information Calculated as if Fair Value Method Had Applied to All Awards
     The table below sets out the pro forma amounts of net income and net income per share (in thousands, except per share data) that would have resulted for the three and nine months ended July 30, 2005, if Brocade accounted for its employee stock plans under the fair value recognition provisions of SFAS 123:

	Three Months	Nine Months
	Ended	Ended
	July 30,	July 30,
	2005	2005
Net income (loss) – as reported	$(7,235)	$42,065
Add(Deduct): Stock-based compensation expense (benefit) included in reported net income, net of tax	755	(886)
Deduct: Stock-based compensation expense determined under the fair value based method, net of tax	(4,576)	(14,115)

Pro forma net income (loss)	$(11,056)	$27,064

Basic net income (loss) per share:
As reported	$(0.03)	$0.16
Pro forma	$(0.04)	$0.10
Diluted net income (loss) per share:
As reported	$(0.03)	$0.16
Pro forma	$(0.04)	$0.10
Restricted Stock Awards
     For the three months ended July 29, 2006 and July 30, 2005, Brocade did not issue restricted stock awards. For the nine months ended July 29, 2006 and July 30, 2005, Brocade issued restricted stock awards of 1.9 million shares and 0.02 million shares, respectively, to certain eligible employees at a purchase price of $0.001 and $0.01 per share, respectively. These restricted shares are not transferable until fully vested and are subject to repurchase for all unvested shares upon termination. The fair value of each award is based on the Company’s closing stock price on the date of grant. Compensation expense computed under the fair value method for stock awards issued is amortized over the awards’ vesting period and was $1.0 million and $0.3 million, respectively, for the three months ended July 29, 2006 and July 30, 2005, and $2.8 million and $0.8 million, respectively, for the nine months ended July 29, 2006 and July 30, 2005.
     The weighted-average fair value of the restricted stock awards granted and vested in both the three months ended July 29, 2006 and July 30, 2005 was zero. The weighted-average fair value of the restricted stock awards granted in the nine months ended July 29, 2006 and July 30, 2005 was $4.43 and $7.06, respectively. The total fair value of restricted stock awards vested for both the nine months ended July 29, 2006 and July 30, 2005 was zero.

     At July 29, 2006, unrecognized costs related to restricted stock awards totaled approximately $5.4 million. These costs are expected to be recognized over a weighted average period of 1.3 years. A summary of the nonvested shares for the three and nine months ended July 29, 2006 is presented as follows:

		Weighted
		Average
	Shares	Grant-Date
	(in thousand)	Fair Value
Nonvested, October 29, 2005	13	$7.05
Granted	1,923	$4.43
Vested	(3)	$7.05
Forfeited	—	—

Nonvested, January 29, 2006	1,933	$4.44
Granted	—	—
Vested	(3)	$7.05
Forfeited	(20)	$4.43

Nonvested, April 29, 2006	1,910	$4.44
Granted	—	—
Vested	(3)	$7.05
Forfeited	(18)	$4.43

Nonvested, July 29, 2006	1,889	$4.44
Computation of Net Income (loss) per Share
     Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method, that have a dilutive effect on earnings (loss) per share, and from the assumed conversion of outstanding convertible debt if it has a dilutive effect on earnings (loss) per share.
Comprehensive Income
     The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Net income (loss)	$24,498	$(7,235)	$47,671	$42,065
Other comprehensive income (loss):
Change in net unrealized gains (losses) on marketable equity securities and investments	1,404	(1,363)	2,369	(8,034)
Cumulative translation adjustments	79	(523)	177	(364)

Total comprehensive income (loss)	$25,981	$(9,121)	$50,217	$33,667

3. Acquisitions
     On March 6, 2006, the Company completed its acquisition of NuView, Inc. (“NuView”), a privately held software developer based in Houston, Texas. The acquisition expands the Company’s product offerings to include software solutions that extend the benefits of shared storage architectures to file data environments.
     The results of operations of NuView are included in the accompanying Condensed Consolidated Statement of Operations from the date of the acquisition. The Company does not consider the acquisition of NuView to be material to its results of operations, and therefore is not presenting pro forma statements of operations for the three and nine months ended July 29, 2006 and July 30, 2005, respectively.

     Purchase Price. The total purchase price was $60.5 million, consisting of $59.9 million cash consideration for all outstanding capital stock and vested options and direct acquisition costs of $0.6 million. Of the $59.9 million cash consideration, $32.0 million is being held in escrow for a period of 15 months from the transaction date and will be released subject to certain indemnification obligations and other contingencies. As of July 29, 2006, the $32.0 million escrow fund was recorded as a current liability in the accompanying Condensed Consolidated Balance Sheets. (See Note 12, “Subsequent Events”)
     In connection with this acquisition, the Company allocated the total purchase consideration to the net assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date, resulting in goodwill of approximately $41.0 million. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired (in thousands):

Assets acquired
Cash	$130
Accounts receivable	1,947
Identifiable intangible assets
Tradename	932
Core/Developed technology	7,896
Customer relationships	8,931
Goodwill	41,013
Other assets	114

Total assets acquired	60,963
Liabilities assumed
Accounts payable and accrued liabilities	230
Deferred revenue	220

Total liabilities acquired	450

Net assets acquired	$60,513

     Additionally, for the three and nine months ended July 29, 2006, the Company recorded acquisition-related compensation expense of zero and $0.6 million, respectively. No other acquisition-related compensation expense related has been recorded in the Condensed Consolidated Financial Statements for the periods presented.
     Goodwill and Intangible Assets. Goodwill, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired, will not be amortized and is not deductible for tax purposes. All intangible assets will be amortized over an estimated useful life of 5 years.
4. Goodwill and Intangible Assets
     The Company’s carrying value of goodwill as of July 29, 2006 consisted of the following (in thousands):

Balance at October 29, 2005	$—
NuView acquisition	41,013

Balance at July 29, 2006	$41,013

     The Company amortizes intangible assets over a useful life of 5 years. Intangible assets as of July 29, 2006 consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Tradename	$932	$73	$859
Core/Developed technology	7,896	625	7,271
Customer relationships	8,931	708	8,223

Total intangible assets	$17,759	$1,406	$16,353

     The Company had no unamortized intangible assets as of October 29, 2005. For the three and nine months ended July 29, 2006, total amortization expense related to intangible assets of $0.9 million and $1.4 million is included in operating expenses in the Condensed Consolidated Statement of Operations. The following table presents the estimated future amortization of intangible assets (in thousands):

Three months ending October 28, 2006	$888
Fiscal Years:
2007	3,552
2008	3,552
2009	3,552
2010	3,552
2011	1,257

Total	$16,353

5. Balance Sheet Details
     The following tables provide details of selected balance sheet items (in thousands):

	July 29,	October 29,
	2006	2005
Inventories:
Raw materials	$11	$1,517
Finished goods	9,148	9,513

Total	$9,159	$11,030

Property and equipment, net:
Computer equipment and software	$72,173	$68,294
Engineering and other equipment	138,378	123,811
Furniture and fixtures	4,311	4,136
Leasehold improvements	44,142	41,696
Land and building	30,000	30,000

Subtotal	289,004	267,937
Less: Accumulated depreciation and amortization	(185,269)	(159,819)

Total	$103,735	$108,118

	July 29,	October 29,
	2006	2005
Other accrued liabilities:
Income taxes payable	$37,821	$36,923
Accrued warranty	2,447	1,746
Inventory purchase commitments	6,041	6,634
Acquisition related escrow	32,373	—
Other	32,111	24,529

Total	$110,793	$69,832

     Leasehold improvements as of July 29, 2006 and October 29, 2005, are shown net of estimated asset impairments related to facilities lease losses (see Note 7).

6. Investments and Equity Securities
     The following tables summarize the Company’s investments and equity securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
July 29, 2006
U.S. government and its agencies and municipal obligations	$411,933	$2	$(838)	$411,097
Corporate bonds and notes	202,862	69	(1,034)	201,897

Total	$614,795	$71	$(1,872)	$612,994

Reported as:
Short-term investments				$311,569
Restricted short-term investments				280,481
Long-term investments				20,944

Total				$612,994

October 29, 2005
U.S. government and its agencies and municipal obligations	$413,574	$—	$(2,629)	$410,945
Corporate bonds and notes	173,021	11	(1,576)	171,456
Equity securities	34	2	—	36

Total	$586,629	$13	$(4,205)	$582,437

Reported as:
Short-term investments				$209,865
Restricted short-term investments				277,230
Other current assets				36
Long-term investments				95,306

Total				$582,437

     For both the three months ended July 29, 2006 and July 30, 2005, no gains or losses were realized on the sale of investments or marketable equity securities. As of July 29, 2006 and October 29, 2005, net unrealized holding losses of $1.8 million and $4.2 million, respectively, were included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets.
     The following table summarizes the maturities of the Company’s investments in debt securities issued by United States government and its agencies, municipal government obligations, and corporate bonds and notes as of July 29, 2006 (in thousands):

	Amortized	Fair
	Cost	Value
Less than one year	$593,405	$592,050
Due in 1 – 2 years	21,390	20,944

Total	$614,795	$612,994

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
     The following table summarizes the activity related to the facilities lease losses reserve, net of expected sublease income (in thousands), as of July 29, 2006:

Lease Loss
Reserve
Reserve balances at October 29, 2005	$17,140
Cash payments on facilities leases	(3,477)
Non-cash charges	(120)
Additional reserve booked based on current market data	3,775

Reserve balance at July 29, 2006	$17,318

     Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2010.
8. Convertible Subordinated Debt
     On December 21, 2001, and January 10, 2002, the Company sold, in private placements pursuant to Section 4(2) of the Securities Act of 1933, as amended, an aggregate of $550 million in principal amount, two percent convertible subordinated notes originally due January 2007 (the notes or convertible subordinated debt). Under the term of the Notes, holders of the notes may, in whole or in part, convert the notes into shares of the Company’s common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes (approximately 6.4 million shares may be issued upon conversion based on outstanding debt of $278.9 million as of July 29, 2006) at any time prior to maturity or redemption.
     The Company is required to pay interest on January 1 and July 1 of each year, beginning July 1, 2002. Under the original term of the notes, debt issuance costs of $12.4 million are being amortized over the term of the notes and will accelerate upon early redemption or conversion of the notes. As of July 29, 2006, the remaining balance of unamortized debt issuance costs was $0.2 million and is being amortized through the redemption date. The net proceeds of the convertible subordinated debt remain available for general corporate purposes, including working capital and capital expenditures.
     On August 23, 2005, in accordance with the terms of the indenture agreement dated December 21, 2001 with respect to the Convertible Subordinated Debt, the Company elected to deposit securities with the trustee of the Notes (the “Trustee”), which fully collateralized the outstanding notes, and to discharge the indenture agreement. Pursuant to this election, the Company provided an irrevocable letter of instruction to the Trustee to issue a notice of redemption and to redeem the Notes on August 22, 2006 (the “Redemption Date”). From August 23, 2005 through the Redemption Date, the Trustee, using the securities deposited with them, was obligated to pay to the noteholders (1) all the interest scheduled to become due per the original note prior to the Redemption Date, and (2) all the principal and remaining interest, plus a call premium of 0.4% of the face value of the Notes, on the Redemption Date. As of July 29, 2006, the Company had an aggregate of $280.5 million in interest-bearing U.S. government securities and other securities with the Trustee. The securities remained on the Company’s balance sheet as restricted short-term investments until the Redemption Date.
     During the three and nine months ended July 29, 2006, the Company did not repurchase any of its convertible subordinated debt. As of July 29, 2006 the Company had repurchased a total of $271.1 million in face value of its convertible subordinated notes. As of July 29, 2006, the remaining balance outstanding of the convertible subordinated debt was $278.9 million.
     The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On July 28, 2006, the average bid and ask price on the Portal Market of the notes was 99.25, resulting in an aggregate fair value of approximately $276.8 million.
     The notes were redeemed on August 22, 2006 as contemplated by the irrevocable letter of instruction to the Trustee. (See Note 12, “Subsequent Events”)
9. Commitments and Contingencies
Leases
     The Company leases certain facilities and certain equipment under various operating lease agreements expiring through August 2010. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $8.3 million as security for the leases. Future minimum lease payments under all non-cancelable operating leases as of July 29, 2006 were $61.0 million. In addition to base rent, many of the facilities lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.
     As of July 29, 2006, the Company had recorded $17.3 million in facilities lease loss reserves related to future lease commitments, net of expected sublease income (see Note 7).
Product Warranties
     The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience. The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the nine months ended July 29, 2006 and July 30, 2005 (in thousands), respectively:

	July 29,	July 30,
	2006	2005
Beginning balance	$1,746	$4,669
Liabilities accrued for warranties issued during the period	1,464	749
Warranty claims paid during the period	(532)	(447)
Changes in liability for pre-existing warranties during the period	(231)	(3,287)

Ending balance	$2,447	$1,684

     In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of July 29, 2006, there have been no known events or circumstances that have resulted in a customer contract related indemnification liability to the Company.
Manufacturing and Purchase Commitments
     The Company has a manufacturing agreement with Hon Hai Precision Industry Co. (“Foxconn”) under which the Company provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to the Company’s customers. The required lead-time for placing orders with Foxconn depends on the specific product. As of July 29, 2006, the Company’s aggregate commitment to Foxconn for inventory components used in the manufacture of Brocade products was $88.8 million, net of purchase commitment reserves of $6.0 million, which the Company expects to utilize during future normal ongoing operations. The Company’s purchase orders placed with Foxconn are cancelable; however, if cancelled the agreement with Foxconn requires the Company to purchase from Foxconn all inventory components not returnable, usable by, or sold to, other customers of Foxconn. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal operations.

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
     Beginning on or about May 24, 2005, several derivative actions were also filed against certain of the Company’s current and former directors and officers. These actions were filed in the United States District Court for the Northern District of California and in the California Superior Court in Santa Clara County. The complaints allege that certain of the Company’s officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The derivative actions pending in the District Court for the Northern District of California were consolidated and the Court created a Lead Counsel structure. The derivative plaintiffs filed a consolidated complaint in the District Court for the Northern District of California on October 7, 2005 and the Company filed a motion to dismiss that action on October 27, 2005. On January 6, 2006, Brocade’s motion was granted and the consolidated complaint in the District Court for the Northern District of California was dismissed with leave to amend. The parties to this action subsequently reached a preliminary settlement, which remains subject to approval by the Court.
     The derivative actions pending in the Superior Court in Santa Clara County were consolidated. The derivative plaintiffs filed a consolidated complaint in the Superior Court in Santa Clara County on September 19, 2005. The Company filed a motion to stay that action in deference to the substantially identical consolidated derivative action pending in the District Court for the Northern District of California, and on November 15, 2005, the Court stayed the action. In July 2006, the plaintiff from one of the previously consolidated derivative actions filed a new action, which was subsequently consolidated with the earlier actions and stayed.
     No amounts have been recorded in the accompanying Condensed Consolidated Financial Statements associated with these matters other than the $7.0 million provision for an estimated settlement expense with the SEC as noted above.
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
     Revenues are attributed to geographic areas based on the location of the customer to which products are shipped. Domestic revenues include sales to certain OEM customers who take possession of Brocade products domestically and then distribute these products to their international customers. The percent of revenue derived from domestic and international customers for the three and nine months ended July 29, 2006 and July 30, 2005, is as follows:

	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Revenues by geography:
Domestic	65%	58%	64%	64%
International	35%	42%	36%	36%

Total	100%	100%	100%	100%
     The total number of customers representing ten percent or more of total revenues and the percent of revenue derived from these customers for the three and nine months ended July 29, 2006 and July 30, 2005, is as follows:

	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
# of customers representing ten percent or more of total revenues	3	3	3	3
Revenue from customers representing ten percent or more of total revenues	74%	67%	72%	71%
     To date, service revenue has not exceeded 10 percent of total revenues. Identifiable assets located in foreign countries were not material as of July 29, 2006 and October 29, 2005.

11. Net Income (loss) per Share
     The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Net income (loss)	$24,498	$(7,235)	$47,671	$42,065

Basic and diluted net income per share:
Weighted-average shares of common stock outstanding	271,307	268,804	271,705	267,776
Less: Weighted-average shares of common stock subject to repurchase	(1,889)	(39)	(1,911)	(101)

Weighted-average shares used in computing basic net income per share	269,417	268,765	269,794	267,676
Dilutive effect of common share equivalents	4,542	—	3,690	2,563

Weighted-average shares used in computing diluted net income per share	273,959	268,765	273,484	270,239

Basic net income (loss) per share	$0.09	$(0.03)	$0.18	$0.16

Diluted net income (loss) per share	$0.09	$(0.03)	$0.17	$0.16

     For the three and nine months ended July 29, 2006, potential common shares in the form of stock options to purchase 25.3 million and 32.6 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share. For the three and nine months ended July 30, 2005, potential common shares in the form of stock options to purchase 44.5 million and 26.1 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share. For both the three and nine months ended July 29, 2006, potential common shares resulting from the potential conversion, on a weighted average basis, of the Company’s convertible subordinated debt of 6.4 million common shares were antidilutive and therefore not included in the computation of diluted earnings per share. For the three and nine months ended July 30, 2005, potential common shares resulting from the potential conversion, on a weighted average basis, of the Company’s convertible subordinated debt of 6.4 million and 6.9 million common shares, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share.
12. Subsequent Events
     On August 8, 2006, the Company announced that it had entered into a definitive agreement to acquire McDATA Corporation (“McDATA”) in an all stock transaction valued at approximately $713 million as of such date. Under the terms of the agreement, McDATA stockholders will receive 0.75 shares of Brocade common stock for each share of McDATA class A common stock and each share of McDATA class B common stock they hold. The acquisition is subject to obtaining approval from both Brocade and McDATA stockholders, regulatory approvals and certain other closing conditions.
     On August 22, 2006, the convertible subordinated notes were redeemed as contemplated by the irrevocable letter of instruction to the Trustee. As a result, the short-term investments previously deposited with the Trustee, which fully collateralized the outstanding convertible debt were liquidated and $280.8 million, which included debt principal, accrued interest and the call premium, was paid to redeem all outstanding convertible debt.
     On August 23, 2006, $25.4 million was released from the NuView acquisition-related escrow fund as the conditions of its release were deemed to have been satisfied.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	40.8	49.0	41.3	43.4

Gross margin	59.2	51.0	58.7	56.6

Operating expenses:
Research and development	22.5	28.0	22.4	22.7
Sales and marketing	18.8	20.4	18.6	17.5
General and administrative	4.5	4.9	4.3	4.3
SEC investigation and other related costs	1.6	3.0	1.9	2.1
Provision for SEC settlement	—	—	1.3	—
Acquisition related compensation expense	0.0	—	0.1	—
Amortization of intangible assets	0.5	—	0.3	—
Facilities lease loss	0.0	—	0.7	—
Restructuring costs (benefit)	—	0.0	—	(0.0)
In-process research and development	—	6.4	—	1.8
Total operating expenses	47.8	62.7	49.6	48.4

Income (loss) from operations	11.4	(11.7)	9.1	8.2
Interest and other income, net	4.3	4.8	4.1	3.9
Interest expense	(1.0)	(1.3)	(1.0)	(1.3)
Gain on sale of investments	1.4	0.0	0.5	0.0
Gain on repurchases of convertible subordinated debt	—	—	—	0.5

Income before provision for income taxes	16.2	(8.2)	12.7	11.3
Income tax provision	3.2	(2.3)	3.9	1.5

Net income	13.0%	(5.9)%	8.8%	9.8%

     Revenues. Our revenues are derived primarily from sales of our SilkWorm family of products. Our SilkWorm products, which range in size from 8 ports to 256 ports, connect servers and storage devices creating a SAN. Net revenues for the three months ended July 29, 2006 were $188.9 million, an increase of 55 percent compared with net revenues of $122.3 million for the three months ended July 30, 2005. The increase in net revenues for the period reflected a 68 percent increase in the number of ports shipped, and an increase in software and service revenue, partially offset by a 6 percent decline in average selling price per port. Net revenues for the nine months ended July 29, 2006 were $541.8 million, an increase of 26 percent compared with net revenues of $428.6 million for the nine months ended July 30, 2005. This increase in net revenues for the period reflects a 42 percent increase in the number of ports shipped, and an increase in software and service revenue, partially offset by a 13 percent decline in average selling price per port. We believe the increase in the number of ports shipped in the first three quarters of 2006 reflects growth in the overall market for SAN switching products such as ours, as end-users continue to consolidate storage and server infrastructures using SANs, expand SANs to support more applications, and deploy SANs in new environments and an increase in our market share. We also believe our 2006 performance during the first three quarters was favorably impacted by accelerated demand for 4 Gigabit per port second products, which Brocade was among the first to introduce to the market.
     Declines in average selling prices in the third quarter and first three quarters of 2006 compared with the same periods of 2005 are the result of a continuing competitive pricing environment. However, over the last three quarters, declines in average selling price per port have been lower than in each of the immediately preceding quarters due to a more favorable market environment than is typically the case. Going forward, we expect that the decline in average selling price per port to be consistent with the rates we experienced in fiscal year 2005, unless they are further affected by a stronger or weaker than anticipated competitive environment, new product introductions by us or our competitors, or other factors that may be beyond our control. We also expect the number of ports shipped to fluctuate depending on the demand for our existing and recently introduced products as well as the timing of product transitions by our OEM customers. We expect historic seasonal trends to continue to impact our revenue.

     Historically, domestic revenues have generally been between 60 and 75 percent of total revenues. Domestic and international revenues were approximately 65 percent and 35 percent of our total revenues, respectively, for the three months ended July 29, 2006, compared to 58 percent and 42 percent of total revenues, respectively, for the three months ended July 30, 2005. For the nine months ended July 29, 2006, domestic and international revenues were approximately 64 percent and 36 percent of total revenues, respectively, compared to 64 percent and 36 percent of total revenues, respectively, for the nine months ended July 30, 2005. Revenues are attributed to geographic areas based on the location of the customer to which our products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region and have increased primarily as a result of faster growth in sales in Western Europe relative to North America. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM customers.
     A significant portion of our revenue is concentrated among a relatively small number of OEM customers. For the three months ended July 29, 2006 and July 30, 2005, three customers each represented ten percent or more of our total revenues for combined totals of 74 percent and 67 percent of total revenues, respectively. For the nine months ended July 29, 2006 and July 30, 2005, three customers each represented ten percent or more of our total revenues for combined totals of 72 percent and 71 percent of total revenues, respectively. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM customers. Therefore, the loss of, or a decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers would likely cause serious harm to our financial condition and results of operations.
     Gross margin. Gross margin for the three months ended July 29, 2006 was 59.2 percent, an increase of 8.2 percent from 51.0 percent for the three months ended July 30, 2005. Gross margin for the nine months ended July 29, 2006 was 58.7 percent, an increase of 2.1 percent from 56.6 percent for the nine months ended July 30, 2005. Cost of goods sold consists of product costs, which are variable, and manufacturing operations costs and service operations, which are generally fixed. For the three months ended July 29, 2006, product costs relative to net revenues decreased by 5.8 percent as compared to the three months ended July 30, 2005 due to the transition from 2 Gbit products to new 4 Gbit products and a favorable mix of products shipped. Manufacturing operation costs and service operation costs decreased by 3.4 percent relative to net revenues primarily due the increase in revenue partially offset by an increase in headcount and higher sustaining engineering charges as products transitioned into sustaining engineering from development. In addition, stock-based compensation expense for the three months ended July 29, 2006 increased by 1.0 percent relative to net revenues primarily as a result of our adoption of SFAS 123R. For the nine months ended July 29, 2006, product costs relative to net revenues decreased by 3.2 percent as compared to the nine months ended July 30, 2005 due to the transition from 2 Gbit products to new 4 Gbit products and a favorable mix of products shipped. Manufacturing operation costs and service operation costs was unchanged relative to net revenues primarily due to an increase in headcount, growth of our services business, and higher sustaining engineering charges as products transitioned into sustaining engineering from development which was matched by an increase in revenue. In addition, stock-based compensation expense in the nine months ended July 29, 2006 increased by 1.2 percent relative to net revenues primarily as a result of our adoption of SFAS 123R.
     Gross margin is primarily affected by average selling price per port, number of ports shipped, and cost of goods sold. Over the last three quarters, declines in average selling price per port have been lower than in the immediately preceding quarters, due to a more favorable market environment than is typically the case. Going forward, we expect that the decline in average selling price per port for our products to be consistent with the rates we experienced in fiscal year 2005, unless they are further affected by a stronger or weaker than anticipated competitive environment, new product introductions by us or our competitors, or other factors that may be beyond our control. We believe that we have the ability to partially mitigate the effect of declines in average selling price per port on gross margins through product and manufacturing operations cost reductions. However, the average selling price per port could decline at a faster pace than we anticipate. If this occurs, we may not be able to reduce our costs quickly enough to prevent a decline in our gross margins. In addition, we must also maintain or increase the current volume of ports shipped to maintain our current gross margins. If we are unable to offset future reductions of average selling price per port with reductions in product and manufacturing operations costs, or if, as a result of future reductions in average selling price per port, our revenues do not grow, our gross margins would be negatively affected.
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
     For the three months ended July 29, 2006, R&D expenses increased by $8.3 million, or 24 percent, to $42.5 million, compared with $34.2 million for the three months ended July 30, 2005. This increase is primarily due to a $7.2 million increase in salaries and headcount-related expenses resulting from continuing investment in our Tapestry line of products and from the acquisitions of NuView and Therion Software Corporation (“Therion”), as well as a $2.6 million increase in stock-based compensation expense primarily attributable to our adoption of SFAS 123R.
     For the nine months ended July 29, 2006, R&D expenses increased by $24.0 million, or 25 percent, to $121.4 million, compared with $97.4 million for the nine months ended July 30, 2005. This increase is primarily due to an increase of $16.5 million in salaries and headcount-related expenses resulting from continuing investment in our Tapestry line of products and from the acquisitions of NuView, Inc. and Therion, as well as a $9.5 million increase in stock-based compensation expense primarily attributable to our adoption of SFAS 123R.
     Excluding any stock-based compensation expenses related to stock awards remeasured at their intrinsic value, which will vary depending on the changes in the market value of our common stock, we currently anticipate that R&D expenses for the three months ending October 28, 2006 will increase in absolute dollars as a result of increased headcount.
     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses.
     For the three months ended July 29, 2006, sales and marketing expenses increased by $10.5 million, or 42 percent, to $35.5 million, compared with $25 million for the three months ended July 30, 2005. This increase is primarily due to a $6.4 million increase in salaries and headcount-related expenses, including higher commissions expenses due to higher revenues, and a $1.9 million increase in stock-based compensation expense primarily attributable to our adoption of SFAS 123R.
     For the nine months ended July 29, 2006, sales and marketing expenses increased by $25.8 million, or 34 percent, to $100.7 million, compared with $74.9 million for the nine months ended July 30, 2005. This increase is primarily due to a $16.1 million increase in salaries and headcount-related expenses, including higher commissions expenses due to higher revenues, a $1.5 million increase in sales and marketing program expenses primarily related to our Tapestry line of products, and a $5.6 million increase in stock-based compensation expense primarily attributable to our adoption of SFAS 123R.
     Excluding any stock-based compensation expenses related to stock awards remeasured at their intrinsic value, which will vary depending on the changes in the market value of our common stock, we currently anticipate that sales and marketing expenses for the three months ended October 28, 2006 will increase in absolute dollars as a result of increased headcount.
     General and administrative expenses. General and administrative (G&A) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses.
     G&A expenses for the three months ended July 29, 2006 increased by $2.5 million, or 41 percent, to $8.4 million, compared with $6 million for the three months ended July 30, 2005. The increase in G&A is primarily due to a $1.0 million increase in stock based compensation primarily attributable to our adoption of SFAS 123R and a $0.8 million increase in salaries and headcount-related expenses to support ongoing initiatives.
     G&A expenses for the nine months ended July 29, 2006 increased by $5.2 million, or 28 percent, to $23.5 million, compared with $18.3 million for the nine months ended July 30, 2005. The increase in G&A is primarily due to a $2.9 million increase in stock based compensation primarily attributable to our adoption of SFAS 123R and a $2.0 million increase in salaries and headcount-related expenses to support ongoing initiatives.

     Excluding any stock-based compensation expenses related to stock awards remeasured at their intrinsic value, which will vary depending on the changes in the market value of our common stock, we currently anticipate that G&A expenses for the three months ending October 28, 2006 to remain flat in absolute dollars.
     SEC investigation and other related costs. On January 24, 2005, we announced that our Audit Committee completed an internal review regarding historical stock option granting practices. Following the January 2005 Audit Committee internal review, on May 16, 2005, we announced that additional information had come to our attention that indicated that certain guidelines regarding stock option granting practices were not followed and our Audit Committee had commenced an internal review of our stock option accounting focusing on leaves of absence and transition and advisory roles. This Audit Committee review was completed in November 2005. We are currently undergoing an SEC and Department of Justice (“DOJ”) joint investigation regarding our historical stock option granting practices. As a result, for the three months ended July 29, 2006 and July 30, 2005, we recorded $3 million and $3.7 million, respectively, for professional legal and accounting service fees for various matters related to the completed internal reviews and the ongoing SEC investigation. For the nine months ended July 29, 2006, and July 30, 2005, we recorded $10.2 million and $8.8 million, respectively, for professional legal and accounting service fees for various matters related to the completed internal reviews and the ongoing SEC investigation.
     Provision for SEC settlement. During the first quarter of fiscal year 2006, we began active settlement discussions with the Staff of the SEC’s Division of Enforcement (the “Staff”) regarding our financial restatements related to stock option accounting. As a result of these discussions, for the three and nine months ended July 29, 2006, we recorded a $0.0 million and $7.0 million provision, respectively, for an estimated settlement expense. The $7.0 million estimated settlement expense is based on an offer of settlement that the Company made to the Staff and for which the Staff has stated that it intends to recommend to the SEC’s Commissioners. The offer of settlement is contingent upon final approval by the SEC’s Commissioners. No other provision amounts have been recorded in the Condensed Consolidated Financial Statements for the periods presented.
     Stock compensation expense. Total stock-based compensation expense for the three months ended July 29, 2006 was $8.5 million. Of this amount, $2.0 million was included in cost of sales, $3.4 million in research and development, $2.0 million in sales and marketing, and $1.0 million in general and administrative expenses. Total stock-based compensation expense for the three months ended July 30, 2005 was $1.0 million. Of this amount, $0.1 million was included in cost of sales, $0.8 million in research and development, and $0.1 million in sales and marketing. Total stock-based compensation expense for the nine months ended July 29, 2006 was $23.4 million. Of this amount, $6.2 million was included in cost of sales, $9.1 million in research and development, $5.5 million in sales and marketing, and $2.6 million in general and administrative expenses. Total stock-based compensation expense (benefit) for the nine months ended July 30, 2005 was $(1.3) million. Of this amount, $(0.5) million was included in cost of sales, $(0.4) million in research and development, $(0.2) million in sales and marketing, and $(0.2) million in general and administrative expenses. Total stock-based compensation expense (benefit) for the three and nine months ended July 30, 2005 excludes certain stock-based awards which were previously reported as pro forma compensation expense under APB 25 (see Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements).
     Effective October 30, 2005, we began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards and other forms of equity compensation at the grant date requires judgment, including estimating our stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. For the three and nine months ended July 29, 2006, stock-based compensation expense for stock options and employee stock purchases of $5.2 million and $15.1 million, respectively, is included in cost of sales, research and development, sales and marketing, or general and administrative expenses, by employee.
     We also have stock-based compensation arising from stock option grants that are remeasured at their intrinsic value and subject to changes in measurement date. For the three months ended July 29, 2006, total compensation expense (benefit) of $(0.2) million resulting from stock option grants remeasured at their intrinsic value was included in cost of sales, research and development, sales and marketing, or general and administrative expenses. For the three months ended July 30, 2005, there was no compensation expense resulting from stock option grants remeasured at their intrinsic value and subject to change in measurement date. For the nine months ended July 29, 2006, total compensation expense of $1.9 million resulting from stock option grants remeasured at their intrinsic value was included in cost of sales, research and development, sales and marketing, or general and administrative expenses by employee. For the nine months ended July 30, 2005, total compensation expense (benefit) of $(2.8) million resulting from stock option grants remeasured at their intrinsic value and subject to change in measurement date are included in cost of sales, research and development, sales and marketing, or general and administrative expenses, by employee. Accordingly, amortization of stock-based compensation does not include the compensation expense arising from these awards. The stock-based compensation expense associated with remeasuring awards at their intrinsic value each reporting period will vary significantly as a result of future changes in the market value of our common stock. The change in stock-based compensation related to awards remeasured at their intrinsic value during the three and nine months ended July 29, 2006, as compared to the three and nine months ended July 30, 2005, is due to a change in market values of our common stock during the reported periods.
     In addition to the stock-based compensation expense recorded for stock-based awards, for the three months ended July 29, 2006 and July 30, 2005, we recorded $0.3 million and $0.1 million, respectively, in acquisition-related amortization of stock compensation. For the nine months ended July 29, 2006 and July 30, 2005, acquisition-related amortization of stock compensation was $1.5 million and $0.2 million, respectively. The amortized stock-based compensation expense represents the fair value of unvested restricted common stock and assumed stock options, and is being amortized over the respective remaining service periods on a straight-line basis. As of July 29, 2006, the remaining unamortized balance of acquisition-related stock compensation was approximately $0.8 million.
     Acquisition related compensation expense. During the nine months ended July 29, 2006, we recorded acquisition-related compensation expense of $0.6 million related to the acquisition of NuView (see Note 3: “Acquisitions,” of the Notes to Condensed Consolidated Financial Statements). No other acquisition-related compensation expense has been recorded in the Condensed Consolidated Financial Statements for the periods presented.
     Amortization of intangible assets. During the three and nine months ended July 29, 2006, we recorded amortization of intangible assets of $0.9 million and $1.4 million, respectively, related to the acquisition of NuView. We account for intangible assets in accordance with SFAS 142. Intangible assets are recorded based on estimates of fair value at the time of the acquisition and identifiable intangible assets are amortized on a straight line basis over their estimated useful lives (see Note 4: “Goodwill and Identifiable Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements). No other amortization of intangible asset expenses have been recorded in the Condensed Consolidated Financial Statements for the periods presented.
     Facilities lease losses. During the nine months ended July 29, 2006, we recorded a charge of $3.8 million related to estimated facilities lease losses, net of expected sublease income. This charge represents an estimate based on current market data (see Note 7, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Condensed Consolidated Financial Statements). No other facilities lease loss expenses have been recorded in the Condensed Consolidated Financial Statements for the periods presented.
     In-process research and development. On May 3, 2005, we completed our acquisition of Therion Software Corporation (“Therion”), a privately held company based in Redmond, Washington, that developed software management solutions for the automated provisioning of servers over a storage network. As of the acquisition date, Therion was a development stage company with no recognized revenue and a core technology that had not yet reached technological feasibility. Accordingly, the acquisition of Therion was accounted for as an asset purchase. In connection with this acquisition, the Company recorded a $7.8 million in-process research and development charge during the three months ended July 30, 2005, and allocated the remaining purchase price to net assets of $2.9 million, deferred stock compensation of $1.5 million, and net liabilities of $0.1 million, based on fair values.
     Restructuring costs(benefit). During the nine months ended July 30, 2005, we recorded a reduction of $0.1 million to restructuring costs related to recovery of previously recorded restructuring costs. This reduction relates to a restructuring plan we implemented in fiscal year 2004 which was designed to optimize our business model to drive improved profitability through reduction of headcount as well as certain structural changes in the business. The reduction was primarily attributable to actual payments which were lower than the estimated amount. No other restructuring costs or benefits have been recorded in the Condensed Consolidated Financial Statements for the periods presented.
     Interest and other income, net. Interest and other income, net increased to $8.1 million for the three months ended July 29, 2006, compared with $5.9 million for the three months ended July 30, 2005, and $22.4 million and $16.6 million for the nine months ended July 29, 2006 and July 30, 2005, respectively. The increase for the three and nine months ended July 29, 2006 was primarily due to higher average rates of return due to investment mix and an increase in interest rates, as well as an increase in cash invested. On August 22, 2006 as contemplated by the irrevocable letter of instruction to the Trustee, the short-term investments deposited with the Trustee, which fully collateralized the outstanding convertible debt were liquidated and $280.8 million, which included debt principal, accrued interest and the call premium, was paid to redeem all outstanding convertible debt. As a result, interest income is expected to decrease for the three months ending October 28, 2006.
     Interest expense. Interest expense was $1.9 million and $1.6 million for the three months ended July 29, 2006 and July 30, 2005, respectively, and $5.5 million and $5.7 million for the nine months ended July 29, 2006 and July 30, 2005, respectively. Interest expense primarily represents the interest cost associated with our convertible subordinated debt. The decrease in interest expense for the nine months ended July 29, 2006 compared to July 30, 2005 was primarily the result of the repurchases of our convertible subordinated debt in the nine months ended July 30, 2005, resulting in a lower debt outstanding. As of July 29, 2006 and July 30, 2005, the outstanding balance of our convertible subordinated debt was $278.9 million and $278.9 million, respectively (see Note 8, “Convertible Subordinated Debt,” of the Notes to Condensed Consolidated Financial Statements). On August 22, 2006 all outstanding convertible debt was redeemed. As a result, interest expense is expected to decrease significantly for the three months ending October 28, 2006.
     Gain on sale of investments. Gain from the sale of investments was $2.7 million for the three and nine months ended July 29, 2006 as compared to $0.0 million for the three months ended July 30, 2005 and $0.1 million for the nine months ended July 30, 2005. Gain on the sale of investments is due to the disposition of non-marketable private strategic investments at amounts above the carrying value. The carrying value of our equity investments in non-publicly traded companies at July 29, 2006 was $0.8 million.
     Gain on repurchases of convertible subordinated debt. During the nine months ended July 30, 2005, we repurchased $73.4 million in face value of our convertible subordinated debt on the open market. For the nine months ended July 30, 2005 we paid an average of $0.96 on each dollar of face value for an aggregate purchase price of $70.5 million, which resulted in a pre-tax gain of $2.3 million. We did not repurchase any of our convertible subordinated debt during the three months ended July 29, 2006 and July 30, 2005 or the nine months ended July 29, 2006.
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
     In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction by jurisdiction basis. In determining future taxable income, we are responsible for assumptions utilized including the amount of state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgments about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Cumulative losses incurred in the last seven fiscal years represented sufficient negative evidence to require a full valuation allowance. As of July 29, 2006, we had a full valuation allowance against the deferred tax assets, which we intend to maintain until sufficient positive evidence exists to support reversal of the valuation allowance. Future reversals or increases to our valuation allowance could have a significant impact on our future earnings.
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
     For the three months ended July 29, 2006, we have recorded an income tax provision of $6.0 million, compared to an income tax benefit of $2.8 million for the three months ended July 30, 2005. For the nine months ended July 29, 2006, we recorded an income tax provision of $21.1 million, compared to an income tax provision of $6.6 million for the nine months ended July 30, 2005. For the three months ended July 29, 2006, our income tax provision is based on both domestic and international operations. We expect to continue to record an income tax provision for our international and domestic operations in the future. Since we have a full valuation allowance against deferred tax assets which result from U.S. operations, U.S. income tax expense or benefits are offset by releasing or increasing, respectively, the valuation allowance.

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
Liquidity and Capital Resources
     Cash, cash equivalents, restricted short-term investments, and short-term and long-term investments were $797.5 million as of July 29, 2006. For the nine months ended July 29, 2006, we generated $114.0 million in cash from operating activities. Cash from operations significantly exceeded net income for the three months ended July 29, 2006 due to non-cash items, primarily related to depreciation and amortization, non-cash compensation expense and non-cash facilities lease loss expense, offset by an increase in accounts receivable as well as prepaid expenses and other assets. Days sales outstanding in receivables for the nine months ended July 29, 2006 was 38 days, compared with 51 days for the nine months ended July 30, 2005.
     Net cash used in investing activities for the nine months ended July 29, 2006 totaled $103.6 million and was the result of $59.9 million in cash paid in connection with the NuView acquisition, $279.3 million used for purchases of short-term, restricted short-term, long-term investments, and other non-marketable minority equity investments, and $23.0 million invested in capital equipment, offset by $248.3 million in net proceeds from sales and maturities of short-term and short-term restricted investments and $10.2 million from the sale of an equity investment.
     Net cash used in financing activities for the nine months ended July 29, 2006 totaled $8.1 million. Net cash used in financing activities was primarily the result of $23.3 million in proceeds from the issuance of common stock and $8.8 million of excess tax benefit from employee stock plans, offset by $40.2 million in common stock repurchases under the Company’s share repurchase program.
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
     Manufacturing and Purchase Commitments. We have a manufacturing agreement with Foxconn under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. The required lead-time for placing orders with Foxconn depends on the specific product. As of July 29, 2006, our aggregate commitment to Foxconn for inventory components used in the manufacture of Brocade products was $88.8 million, net of purchase commitment reserves of $6.0 million, which we expect to utilize during future normal ongoing operations. Although the purchase orders we place with Foxconn are cancelable, the terms of the agreement require us to purchase from Foxconn all inventory components not returnable or usable by, or sold to, other customers of Foxconn. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations.
     Convertible Subordinated Debt. On December 21, 2001 and January 10, 2002, we sold an aggregate of $550 million in principal amount of two percent convertible subordinated notes due January 2007 (the “Notes” or “Convertible Subordinated Debt”) (see Note 8, “Convertible Subordinated Debt,” of the Notes to Condensed Consolidated Financial Statements).

     On August 23, 2005, in accordance with the terms of the indenture agreement dated December 21, 2001 with respect to the Convertible Subordinated Debt, the Company elected to deposit securities with the trustee of the Notes (the “Trustee”), which fully collateralized the outstanding notes, and to discharge the indenture agreement. Pursuant to this election, the Company provided an irrevocable letter of instruction to the Trustee to issue a notice of redemption and to redeem the Notes on August 22, 2006 (the “Redemption Date”). From August 23, 2005 through the Redemption Date, the Trustee, using the securities deposited with it, was obligated to pay to the noteholders (1) all the interest scheduled to become due per the original note prior to the Redemption Date, and (2) all the principal and remaining interest, plus a call premium of 0.4% of the face value of the Notes, on the Redemption Date. As of July 29, 2006, the Company had an aggregate of $280.5 million in interest-bearing U.S. government securities and other securities with the Trustee. The securities will remain on the Company’s balance sheet as restricted short-term investments until the Redemption Date.
     During the three and nine months ended July 29, 2006, and the three months ended July 30, 2005, we did not purchase any of our Convertible Subordinated Debt. During the nine months ended July 30, 2005, we repurchased $73.4 million in face value of our Convertible Subordinated Debt, which resulted in a pre-tax gain of $2.3 million for the nine months ended July 30, 2005. As of July 29, 2006, the Company had repurchased a total of $271.1 million in face value of its convertible subordinated notes. As of July 29, 2006, the remaining balance outstanding of the convertible subordinated debt was $278.9 million. On August 22, 2006, the convertible subordinated notes were redeemed as contemplated by the irrevocable letter of instruction to the Trustee. As a result, the short-term investments deposited with the Trustee, which fully collateralized the outstanding convertible debt were liquidated and $280.8 million, which included debt principal, accrued interest and the call premium, was paid to redeem all outstanding convertible debt.
     Other Contractual Obligations. On November 18, 2003, we purchased a previously leased building located near our San Jose headquarters, and issued a $1.0 million guarantee as part of the purchase agreements.
     The following table summarizes our contractual obligations (including interest expense) and commitments as of July 29, 2006 (in thousands):

			Less than						More than
	Total		1 Year		1-3 Years		3-5 Years		5 Years
Contractual Obligations:
Convertible subordinated notes, including interest	$279,326			$279,326		$—		$—		$—
Non-cancelable operating leases	61,012			16,279		29,271		15,462		—
Purchase commitments, gross	88,839	(1)		88,839		—		—		—

Total contractual obligations	$429,177			$384,444		$29,271		$15,462		$—

Other Commitments:
Standby letters of credit	$8,343		$	n/a	$	n/a	$	n/a	$	n/a

Guarantee	$1,015		$	n/a	$	n/a	$	n/a	$	n/a

(1)	Amount reflects total gross purchase commitments under our manufacturing agreement with a third party contract manufacturer. Of this amount, we have reserved $6.0 million for estimated purchase commitments that we do not expect to consume in normal operations.
     Share Repurchase Program. In August 2004, our board of directors approved a share repurchase program for up to $100.0 million of our common stock. The purchases may be made, from time to time, in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. To date, we have repurchased 7.9 million shares and $52.7 million remains available for future repurchases under this program.
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
     Our multiple-element product offerings include computer hardware and software products, and support services. We also sell certain software products and support services separately. Our software products, including those that are embedded in our hardware products and are essential to the functionality of our hardware products, are accounted for in accordance with Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended. We allocate revenue to each element based upon vendor-specific objective evidence (“VSOE”) of the fair value of the element or, if VSOE is not available, by application of the residual method. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. Changes in the allocation of revenue to each element in a multiple element arrangement may affect the timing of revenue recognition.
     Stock-Based Compensation. Effective October 30, 2005, we began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with SFAS 123R. We adopted the modified prospective transition method provided for under SFAS 123R, and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in the first quarter of fiscal year 2006 now includes 1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to October 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) quarterly amortization related to stock-based awards granted subsequent to October 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, we record expense over the offering period and vesting term in connection with (1) shares issued under our employee stock purchase plan and (2) stock options and restricted stock awards. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award under an accelerated vesting method.
     Prior to October 30, 2005, we accounted for stock-based awards using the intrinsic value method of accounting in accordance with APB 25, whereby the difference between the exercise price and the fair market value on the date of grant is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense was recognized in our Condensed Consolidated Statements of Operations when the exercise price of our employee stock option grant equals the market price of the underlying common stock on the date of grant, and the measurement date of the option grant is certain. The measurement date is certain when the date of grant is fixed and determinable. Prior to October 30, 2005, when the measurement date was not certain, we recorded stock-based compensation expense using variable accounting under APB 25. Effective October 30 2005, for awards where the measurement date is not certain, we record stock-based compensation expense under SFAS 123R. Under SFAS 123R, we remeasure the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised.
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
Interest Rate Risk
     Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, restricted short-term, and short-term and long-term investments are primarily maintained at six major financial institutions in the United States. As of July 29, 2006, we did not hold any significant derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.
     The following table presents the hypothetical changes in fair values of our investments as of July 29, 2006 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			As of	Given an Interest Rate
	Decrease of X Basis Points			July 29,	Increase of X Basis Points
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2006	50 BPS	100 BPS	150 BPS
U.S. government agencies and municipal obligations	$414,737	$413,450	$412,253	$411,097	$410,066	$409,069	$408,129
Corporate bonds and notes	$202,949	$202,596	$202,182	$201,897	$201,407	$200,990	$200,575

Total	$617,686	$616,046	$614,435	$612,994	$611,473	$610,059	$608,704

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
     The following table (in thousands) presents our cash equivalents, short-term, restricted short-term, and long-term investments subject to interest rate risk and their related weighted average interest rates as of July 29, 2006. Carrying value approximates fair value.

		Weighted
		Average
	Amount	Interest Rate
Cash and cash equivalents	$184,484	4.5%
Restricted short-term investments	280,481	3.8%
Short-term investments	311,569	4.2%
Long-term investments	20,944	3.7%

Total	$797,478	4.1%

     Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. Therefore, we are not exposed to changes in interest rates related to our long-term debt instruments. The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On July 28, 2006, the average bid and ask price on the Portal Market of our convertible subordinated notes due 2007 was 99.25, resulting in an aggregate fair value of approximately $276.8 million. Our common stock is quoted on the Nasdaq National Market under the symbol “BRCD.” On July 28, 2006, the last reported sale price of our common stock on the Nasdaq National Market was $6.17 per share. On August 22, 2006 in accordance with the irrevocable letter of instruction to the Trustee, the short-term investments deposited with the Trustee, which fully collateralized the outstanding convertible debt, were liquidated and $280.8 million, which included debt principal, accrued interest and the call premium, was paid to redeem all outstanding convertible debt

Item 4. Controls and Procedures
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
     The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively.
     (b) Changes in Internal Control Over Financial Reporting.
     There were no changes in our internal controls over financial reporting during the third quarter of fiscal 2006 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     Beginning on or about May 24, 2005, several derivative actions were also filed against certain of the Company’s current and former directors and officers. These actions were filed in the United States District Court for the Northern District of California and in the California Superior Court in Santa Clara County. The complaints allege that certain of the Company’s officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The derivative actions pending in the District Court for the Northern District of California were consolidated and the Court created a Lead Counsel structure. The derivative plaintiffs filed a consolidated complaint in the District Court for the Northern District of California on October 7, 2005 and the Company filed a motion to dismiss that action on October 27, 2005. On January 6, 2006, Brocade’s motion was granted and the consolidated complaint in the District Court for the Northern District of California was dismissed with leave to amend. The parties to this action subsequently reached a preliminary settlement, which remains subject to approval by the Court.
     The derivative actions pending in the Superior Court in Santa Clara County were consolidated. The derivative plaintiffs filed a consolidated complaint in the Superior Court in Santa Clara County on September 19, 2005. The Company filed a motion to stay that action in deference to the substantially identical consolidated derivative action pending in the District Court for the Northern District of California, and on November 15, 2005, the Court stayed the action. In July 2006, the plaintiff from one of the previously consolidated derivative actions filed a new action, which was subsequently consolidated with the earlier actions and stayed.
     No amounts have been recorded in the accompanying Condensed Consolidated Financial Statements associated with these matters other than the $7.0 million provision for an estimated settlement expense with the SEC as noted above.
Item 1A. Risk Factors
Our future revenue growth depends on our ability to introduce new products and services on a timely basis and achieve market acceptance of these new products and services.
     The market for storage networks and data management is characterized by rapidly changing technology and accelerating product introduction cycles. Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and supplying high-quality, cost-effective products, product enhancements and services on a timely basis, and by keeping pace with technological developments and emerging industry standards. This risk will become more pronounced as the storage network and data management markets becomes more competitive and as demand for new and improved technologies increases.
     We have recently introduced a significant number of new products, primarily in our SilkWorm product family, which accounts for a substantial portion of our revenues. For example, during fiscal year 2005 we introduced the SilkWorm 48000 Director, the SilkWorm 200E entry level fabric switch, four new switch modules for bladed server solutions, and a new release of Fabric Manager software.

     We also recently launched three new software products, the Tapestry Application Resource Manager solution, the Tapestry Data Migration Manager, and the Tapestry Wide Area File Services solution, as well as new service and support offerings. We must achieve widespread market acceptance of our new products and service offerings in order to realize the benefits of our investments. The rate of market adoption is also critical. The success of our product and service offerings depends on numerous factors, including our ability to:
•	properly define the new products and services;

•	timely develop and introduce the new products and services;

•	differentiate our new products and services from our competitors’ offerings; and

•	address the complexities of interoperability of our products with our OEM partners’ server and storage products and our competitors’ products.
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
     For instance, we have hired a number of additional employees, and plan to continue to add additional personnel and resources, to further develop and market software applications, including our recently introduced Tapestry solutions and our service offerings. In addition, our recent acquisition of NuView, Inc. and our strategic partnership with Packeteer, Inc. and Tacit Networks, Inc. (recently acquired by Packeteer) contributed to the software applications associated with these solutions. In addition, because some of our new offerings may address different market needs than those we have historically addressed, we may face a number of additional challenges, such as:
•	successfully identifying market opportunities;

•	developing new customer relationships;

•	expanding our relationships with our existing OEM partners and end-users;

•	managing different sales cycles;

•	hiring qualified personnel with appropriate skill sets on a timely basis;

•	establishing effective distribution channels and alternative routes to market; and

•	estimating the level of customer acceptance and rate of market adoption.

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
     With respect to the investments we are making in an expanded service initiative, these investments may be costly and may not result in market acceptance. For instance, we recently announced the availability of new professional services designed to assist customers in designing, installing, operating and supporting shared storage infrastructures. Traditionally, we have primarily relied on our OEM partners and third parties to provide some of these services for end-users of our products and services, and we cannot be sure that this change in our business model will result in anticipated revenues. In addition, staffing for our service offerings involves cost and revenue structures that are different from those used in selling hardware and licensing software. We also intend to significantly increase headcount to provide these services. If we do not effectively manage costs relative to revenue, our services initiative will not be successful. Further, bringing the service initiative to market may be competitive with certain of our OEM partners and other distribution channel partners and disrupt our partner relationships.
Increased market competition may lead to reduced sales, margins, profits and market share.
     The storage network and data management markets are becoming increasingly more competitive as new products, services and technologies are introduced by existing competitors and as new competitors enter the market. Increased competition in the past has resulted in greater pricing pressure, and reduced sales, margins, profits and market share. For example, we expect to experience increased competition in future periods as other companies gain market traction with recently released 4 Gbit products that are intended to compete with our 4 Gbit products. Moreover, new competitive products could be based on existing technologies or new technologies that may or may not be compatible with our storage network technology. Competitive products include, but are not limited to, non-Fibre Channel based emerging products utilizing Gigabit Ethernet, 10 Gigabit Ethernet, InfiniBand, and iSCSI (Internet Small Computer System Interface).
     Currently, we believe that we principally face competition from providers of Fibre Channel switching products for interconnecting servers and storage. These competitors include Cisco Systems, McDATA Corporation (with which we will continue to be a competitor until our pending acquisition of McDATA Corporation closes) and QLogic Corporation. In addition, our OEM partners, who also have relationships with some of our current competitors, could become new competitors by developing and introducing products that compete with our product offerings, by choosing to sell our competitors’ products instead of our products, or by offering preferred pricing or promotions on our competitors’ products. Competitive pressure will likely intensify as our industry experiences further consolidation in connection with acquisitions by us, our competitors and our OEM partners.
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
     We incurred a net loss of $7.2 million in the third quarter of fiscal year 2005 and were not profitable for the full fiscal years 2004 or 2003, and we may not be profitable, or may be less profitable, in the future. We make our investment decisions and plan our operating expenses based in part on future revenue projections. However, our ability to accurately forecast quarterly and annual revenues is limited. In addition, we are diversifying our product and service offerings and expanding into other markets that we have not historically focused on, including new and emerging markets. As a result, we face greater challenges in accurately predicting our revenue and margins with respect to these other markets. Developing new offerings will also require significant, upfront, incremental investments that may not result in revenue for an extended period of time, if at all. Particularly as we seek to diversify our product and service offerings, we expect to incur significant costs and expenses for product development, sales, marketing and customer services, most of which are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, in the short-term, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If our projected revenues and margins do not materialize, our future profitability could be adversely affected.
The prices of our products have declined in the past, and we expect the price of our products to continue to decline, which could reduce our revenues, gross margins and profitability.
     The average selling price for our products has declined in the past, and we expect it to continue to decline in the future as a result of changes in product mix, competitive pricing pressure, increased sales discounts, new product introductions by us or our competitors, the entrance of new competitors or other factors. For example, in 2005, we introduced and began shipping a number of new products that expand and extend the breadth of our product offerings. Several of these new products have lower revenue per port and gross margin than our traditional products. If we are unable to offset any negative impact that changes in product mix, competitive pricing pressures, increased sales discounts, enhanced marketing programs, new product introductions by us or our competitors, or other factors may have on us by increasing the volume of products shipped or reducing product manufacturing cost, our total revenues and gross margins will decline.
     In addition, to maintain our gross margins we must maintain or increase the number of products shipped, develop and introduce new products and product enhancements, and continue to reduce the manufacturing cost of our products. While we have successfully reduced the cost of manufacturing our products in the past, we may not be able to continue to reduce cost of production at historical rates. Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending quickly enough or in sufficient amounts to offset any unexpected shortfall in revenues. If this occurs, we could incur losses, our operating results and gross margins could be below our expectations and the expectations of investors and stock market analysts, and our stock price could be negatively affected.
We depend on OEM partners for a majority of our revenues, and the loss of any of these OEM partners or a decrease in their purchases could significantly reduce our revenues and negatively affect our financial results.
     We depend on recurring purchases from a limited number of large OEM partners for the majority of our revenue. As a result, these large OEM partners have a significant influence on our quarterly and annual financial results. Our agreements with our OEM partners are typically cancelable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. For the first and second quarters of fiscal 2006, three customers each represented ten percent or more of our total revenues for a combined total of 72 percent and 70 percent, respectively. We anticipate that our revenues and operating results will continue to depend on sales to a relatively small number of customers. The loss of any one significant customer, or a decrease in the level of sales to any one significant customer, or unsuccessful quarterly negotiation on key terms, conditions or timing of purchase orders placed during a quarter, would likely cause serious harm to our business and financial results.
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
     Our quarterly and annual revenues and operating results may vary significantly in the future due to a number of factors, any of which may cause our stock price to fluctuate. Factors that may affect the predictability of our annual and quarterly results include, but are not limited to, the following:
•	announcements, introductions, and transitions of new products by us and our competitors or our OEM partners;

•	the timing of customer orders, product qualifications, and product introductions of our OEM partners;

•	seasonal fluctuations;

•	changes, disruptions or downturns in general economic conditions, particularly in the information technology industry;

•	declines in average selling prices for our products as a result of competitive pricing pressures or new product introductions by us or our competitors;

•	the emergence of new competitors in the storage network and data management markets;

•	deferrals of customer orders in anticipation of new products, services, or product enhancements introduced by us or our competitors;

•	our ability to timely produce products that comply with new environmental restrictions or related requirements of our OEM customers;

•	our ability to obtain sufficient supplies of sole- or limited-sourced components, including application-specific integrated circuits (or ASICs), microprocessors, certain connectors, certain logic chips, and programmable logic devices;

•	increases in prices of components used in the manufacture of our products;

•	our ability to attain and maintain production volumes and quality levels;

•	variations in the mix of our products sold and the mix of distribution channels through which they are sold;

•	pending or threatened litigation;

•	stock-based compensation expense that is affected by our stock price;

•	new legislation and regulatory developments; and

•	other risk factors detailed in this section entitled “Risk Factors.”
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
     The SEC and the DOJ are currently conducting investigations of the Company. The period of time necessary to resolve the SEC and DOJ investigations is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. If we are subject to an adverse finding resulting from the SEC and DOJ investigation, we could be required to pay damages or penalties or have other remedies imposed upon us. During the three months ended January 28, 2006 we began active settlement discussions with the Staff of the SEC’s Division of Enforcement (the “Staff’’). As a result of these discussions, for the three months ended January 28, 2006 we recorded $7.0 million provision for an estimated settlement expense. The $7.0 million estimated settlement expense is based on an offer of settlement that the Company made to the Staff and for which the Staff has stated it intends to recommend to the SEC’s Commissioners. The offer of settlement is contingent upon final approval by the SEC’s Commissioners. The recent restatements of our financial results, the ongoing SEC and DOJ investigations and any negative outcome that may occur from these investigations could impact our relationships with customers and our ability to generate revenue. In addition, considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future. The SEC and DOJ investigations could adversely affect our business, results of operations, financial position and cash flows.
     In July 2006, the United States Attorney’s Office for the Northern District of California, the SEC, and the Federal Bureau of Investigation announced the filing of civil and, in some cases criminal, charges against certain former executive officers of the Company. While those actions are targeted against former executive officers and not the Company, those actions may nevertheless have an adverse impact on the Company. In addition to the risks noted above, the Company may have certain indemnification obligations to such former officers in connection with such actions.
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
       We have in the past and may in the future acquire or make strategic investments in additional companies, products or technologies. Most recently, we announced that we entered into an agreement to acquire McDATA Corporation. Risks relating to the acquisition of McDATA Corporation are described below under “Risks Related to Our Pending Acquisition of McDATA Corporation.”
       We also recently completed the acquisition of NuView, Inc. in March 2006, Therion Software Corporation in May 2005 and a strategic investment in Tacit Networks in May 2005 (recently acquired by Packeteer, Inc.). We may not realize the anticipated benefits of these or any other acquisitions or strategic investments, which involve numerous risks, including:
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
     If we are not able to successfully integrate businesses, products, technologies or personnel that we acquire, or to realize expected benefits of our acquisitions or strategic investments, our business and financial results may be adversely affected.
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
     Even if information technology spending rates increase, we cannot be certain that the market for storage network and data management solutions will be positively impacted. Our storage networking products are sold as part of storage systems and subsystems. As a result, the demand for our storage networking products has historically been affected by changes in storage requirements associated with growth related to new applications and an increase in transaction levels. Although in the past we have experienced historical growth in our business as enterprise-class customers have adopted storage area network technology, demand for storage network products in the enterprise-class sector could be adversely affected if the overall economy weakens or experiences greater uncertainty, or if larger businesses were to decide to limit new equipment purchases. If information technology spending levels are restricted, and new products improve our customers’ ability to utilize their existing storage infrastructure, the demand for storage network products may decline. If this occurs, our business and financial results will be harmed.
Our business is subject to increasingly complex corporate governance, public disclosure, accounting, and tax requirements that have increased both our costs and the risk of noncompliance.
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
     Networking products frequently contain undetected software or hardware errors, or “bugs,” when first introduced or as new versions are released. Our products are becoming increasingly complex and, particularly as we continue to expand our product portfolio to include software-centric products, including software licensed from third parties, errors may be found from time to time in our products. Some types of errors also may not be detected until the product is installed in a heavy production or user environment. In addition, our products are often combined with other products, including software, from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of engineering personnel from product development efforts and cause significant customer relations problems. Moreover, the occurrence of hardware and software errors, whether caused by another vendor’s storage network and data management products or ours, could delay market acceptance of our new products.
We rely on licenses from third parties and the loss or inability to obtain any such license could harm our business.
     Many of our products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe that, based upon past experience and standard industry practice, such licenses generally could be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all. Our inability to obtain certain licenses or other rights on favorable terms could have a material adverse effect on our business, operating results and financial condition.
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
     We rely on a combination of patent, copyright, trademark, and trade secret laws, confidentiality agreements, and other contractual restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants, and corporate partners, and control access to and distribution of our technology, software, documentation, and other confidential information. These measures may not preclude the disclosure of our confidential or proprietary information, or prevent competitors from independently developing products with functionality or features similar to our products. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we take to prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States, will be effective.
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
     Industry standards for storage network products are continuing to evolve and achieve acceptance. To remain competitive, we must continue to introduce new products and product enhancements that meet these industry standards. All components of the storage network must interoperate together. Industry standards are in place to specify guidelines for interoperability and communication based on standard specifications. Our products encompass only a part of the entire storage network solution utilized by the end-user, and we depend on the companies that provide other components of the storage network solution, many of whom are significantly larger than we are, to support the industry standards as they evolve. The failure of these providers to support these industry standards could adversely affect the market acceptance of our products.
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
Risks Related to Our Pending Acquisition of McDATA Corporation
The failure to successfully integrate McDATA’s business and operations in the expected time frame may adversely affect the Company’s future results.
          The Company believes that the acquisition of McDATA will result in certain benefits, including certain cost synergies, product innovations, and operational efficiencies. However, the Company’s ability to realize these anticipated benefits depends on successfully combining the businesses of Brocade and McDATA. The Company may fail to realize the anticipated benefits of the acquisition for a variety of reasons, including the following:
•	revenue attrition in excess of anticipated levels;

•	failure of customers to accept new products or to continue as customers of the combined company;

•	failure to successfully manage relationships with OEMs, end-users, distributors and suppliers;

•	failure to qualify the combined company’s products with OEM customers on a timely basis or at all;

•	failure to successfully develop interoperability between the products of the Company and McDATA;

•	failure to leverage the increased scale of the combined company quickly and effectively;

•	potential difficulties integrating and harmonizing financial reporting systems;

•	the loss of key employees;

•	failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company; and

•	failure to combine product offerings and product lines quickly and effectively.

          Completion of the acquisition is subject to satisfaction of a number of conditions, including the receipt of certain regulatory approvals for which the timing cannot be predicted. In addition, due to legal restrictions, the Company and McDATA have conducted, and until the completion of the acquisition will conduct, only limited planning regarding the integration of the two companies following the acquisition and will not determine the exact nature in which the two companies will be combined until after the acquisition has been completed. The actual integration may result in additional and unforeseen expenses or delays. If the Company is not able to successfully integrate McDATA’s business and operations, or if there are delays in combining the businesses, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.
General customer uncertainty related to the acquisition could harm the Company and McDATA.
          The Company’s and McDATA’s customers may, in response to the announcement of the proposed acquisition, or due to concerns about the completion of the proposed acquisition, delay or defer purchasing decisions. Alternatively, customers may purchase a competitor’s product because of such uncertainty. Further, customer concerns about changes or delays in the Company’s, McDATA’s or the combined company’s product roadmap may negatively affect customer purchasing decisions. If the Company’s or McDATA’s customers delay or defer purchasing decisions, or choose to purchase from a competitor, the revenues of the Company and McDATA, respectively, and the revenues of the combined company, could materially decline or any anticipated increases in revenue could be lower than expected.
The integration of McDATA into the Company may result in significant expenses and accounting charges that adversely affect the Company’s operating results and financial condition.
          In accordance with generally accepted accounting principles, the Company will account for the acquisition using the purchase method of accounting. The financial results of the Company may be adversely affected by the resulting accounting charges incurred in connection with the acquisition. The Company also expects to incur additional costs associated with combining the operations of the Company and McDATA, which may be substantial. Additional costs may include: costs of employee redeployment, relocation and retention, including salary increases or bonuses, accelerated amortization of deferred equity compensation and severance payments, reorganization or closure of facilities, taxes, advisor and professional fees and termination of contracts that provide redundant or conflicting services. Some of these costs may have to be accounted for as expenses that would decrease the Company’s net income and earnings per share for the periods in which those adjustments are made.
          Because the Company and McDATA have not yet prepared pro forma financial statements that reflect the effects of the acquisition, the amount and timing of these possible charges and costs are not yet known. The price of the Company’s common stock could decline to the extent the Company’s financial results are materially affected by the foregoing charges and costs, or if the foregoing charges and costs are larger than anticipated.
The announcement and pending acquisition could cause disruptions in the businesses of the Company and McDATA, which could have an adverse effect on their respective business and financial results, and consequently on the combined company.
          The Company and McDATA have operated and, until the completion of the acquisition, will continue to operate, independently. Uncertainty about the effect of the acquisition on employees, customers, distributors and suppliers may have an adverse effect on the Company and McDATA and consequently on the combined company. These uncertainties may impair the Company’s and McDATA’s ability to retain and motivate key personnel and could cause customers, distributors, suppliers and others with whom each company deals to seek to change existing business relationships which may materially and adversely affect their respective businesses. Due to the limited termination rights agreed to by the parties in the acquisition agreement, the Company and McDATA may be obligated to consummate the acquisition in spite of the adverse effects resulting from the disruption of the Company’s and McDATA’s ongoing businesses. Furthermore, this disruption could adversely affect the combined company’s ability to maintain relationships with customers, distributors, suppliers and employees after the acquisition or to achieve the anticipated benefits of the acquisition. Each of these events could adversely affect the Company in the near term and the combined company if the acquisition is completed.
The required regulatory approvals may not be obtained or may contain materially burdensome conditions.
          Completion of the acquisition is conditioned upon the receipt of certain governmental approvals, including the expiration or termination of the applicable waiting periods under the Hart–Scott–Rodino Antitrust Improvements Act of

1976, as amended. Although the Company and McDATA have agreed in the acquisition agreement to use their reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained. In addition, the governmental entities from which these approvals are required may impose conditions on the completion of the acquisition or require changes to the terms of the acquisition. While the Company and McDATA do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of jeopardizing or delaying completion of the acquisition or reducing the anticipated benefits of the acquisition. If the Company becomes subject to any material conditions in order to obtain any approvals required to complete the acquisition, the business and results of operations of the combined company may be adversely affected. The Company may also elect to challenge conditions or changes proposed by governmental authorities. Any such litigation could be costly and divert Management’s attention from the business. There is also no assurance that the Company will be successful in any such litigation.
Failure to complete the acquisition could negatively impact the stock price and the future business and financial results of the Company.
          If the acquisition is not completed, the ongoing business of the Company may be adversely affected and, without realizing any of the benefits of having completed the acquisition, the Company will be subject to a number of risks, including the following:
•	the Company may be required to pay McDATA a termination fee of $22 million if the acquisition is terminated under certain circumstances, or a termination fee of $60 million if the acquisition is terminated under certain other circumstances, all as described in the acquisition agreement;

•	the Company will be required to pay certain costs relating to the acquisition, such as legal, accounting, financial advisor and printing fees whether or not the acquisition is completed;

•	matters relating to the acquisition (including integration planning) may require substantial commitments of time and resources by the Company management, which could otherwise have been devoted to other opportunities that may have been beneficial to the Company.
The Company could also be subject to litigation related to any failure to complete the transaction. If the acquisition is not completed, these risks may materialize and may adversely affect the Company’s business, financial results and stock price.
Integrating our companies may divert management’s attention away from our operations.
          Successful integration of the Company’s and McDATA’s operations, products and personnel may place a significant burden on our management and our internal resources. Challenges of integration include the Company’s ability to incorporate acquired products and business technology into its existing product lines, including consolidating technology with duplicative functionality or designed on a different technological architecture and provide for interoperability, and its ability to sell the acquired products through our existing or acquired sales channels. The Company may also experience difficulty in effectively integrating the different cultures and practices of McDATA, as well as in assimilating McDATA’s broad and geographically dispersed personnel. Further, the difficulties of integrating McDATA could disrupt the Company’s ongoing business, distract its management focus from other opportunities and challenges, and increase the Company’s expenses and working capital requirements. The diversion of management attention and any difficulties encountered in the transition and integration process could harm the Company’s business, financial condition and operating results.
Because the market price of the Company common stock will fluctuate, the value of the Company common shares that will be issued in the acquisition will not be known until the closing of the acquisition.
          Upon the completion of the acquisition, each share of McDATA common stock outstanding immediately prior to the acquisition will be converted into the right to receive 0.75 of a share of the Company’s common stock. Because the exchange ratio for the Company common shares to be issued in the acquisition has been fixed, the value of the acquisition consideration will depend upon the market price of the Company common shares. The value of the Company’s common shares to be issued in the acquisition could be considerably higher or lower than they were at the time the acquisition consideration was negotiated. Neither the Company nor McDATA is permitted to terminate the acquisition agreement or resolicit the vote of their respective stockholders solely because of changes in the market prices of either company’s stock. Stock price changes may result from a variety of factors, including changes in the respective businesses operations and prospects of the Company and McDATA, changes in general market and economic conditions, and regulatory considerations. Many of these factors are beyond the control of the Company or McDATA.

          This market price may vary from the closing price of the Company common shares on the date the acquisition was announced, on the date that the joint proxy statement/prospectus is mailed to McDATA and the Company stockholders and on the date of the McDATA and the Company stockholder meetings at which stockholders will be asked to vote on certain matters relating to the acquisition. Accordingly, at the time of the stockholder meetings, stockholders will not know or be able to calculate the value of the acquisition consideration that would be issued upon completion of the acquisition. Further, the time period between the stockholder votes taken at the meetings and the completion of the acquisition will depend on the status of antitrust clearance that must be obtained prior to the completion of the acquisition and the satisfaction or waiver of other conditions to closing, and there is currently no way to predict how long it will take to obtain these approvals or the changes in the Company’s and McDATA’s respective businesses, operations and prospects or in the industry generally that may occur during this period.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes stock repurchase activity of our common stock for the three months ended July 29, 2006 (in thousands, excluding per share data):

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced	Under the
	Purchased (1)	Paid Per Share	Program	Program (2)
April 30, 2006 – May 27, 2006		$0.00	—	$78,020
May 28, 2006 – June 24, 2006	—	$5.97	4,235	$52,743
June 25, 2006 – July 29, 2006	—	$0.00	0	$52,743

Total	0	$5.97	4,235	$52,743

(1)	The total number of shares repurchased include those shares of Brocade common stock that employees deliver back to Brocade to satisfy tax-withholding obligations at the settlement of restricted stock exercises, and upon the termination of an employee, the forfeiture of either restricted shares or unvested common stock as a result of early exercises. As of July 29, 2006, approximately 1,889,282 million shares are subject to repurchase by Brocade.

(2)	In August 2004, our board of directors approved a share repurchase program for up to $100.0 million of our common stock. The purchases may be made, from time to time, in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of July 29, 2006, we have purchased 7,927,300 shares at an average price of $5.96 per share, and under this program $52.7 million remains available for future repurchases.

Item 6. Exhibits

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Reorganization, dated as of August 7, 2006 by and among Brocade Communications Systems, Inc., Worldcup Merger Corporation and McDATA Corporation (incorporated by reference to Exhibit 2.1 from Brocade’s Current Report on Form 8-K filed August 8, 2006)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)

3.2	Amended and Restated Bylaws, effective as of April 18, 2006 (incorporated by reference to Exhibit 99.1 from Brocade’s Form 8-K filed on April 19, 2006).

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

4.1	Form of Brocade’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

4.2	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

4.3	Form of Convertible Debenture (incorporated by reference to Exhibit 4.3 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002)

4.4	Amendment No. 1 dated August 7, 2006 to the Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A. (incorporated by reference to Exhibit 99.3 from Brocade’s Current Report on Form 8-K filed August 8, 2006)

10.1+/**	Amendment #1 to SOW #4 between International Business Machines Corporation (IBM) and Brocade, effective May 31, 2006.

10.2+/**	Amendment #7 to SOW #3 between International Business Machines Corporation (IBM) and Brocade, dated July 19, 2006.

31.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission

**	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROCADE COMMUNICATIONS SYSTEMS, INC.

Date: September 6, 2006	By: /s/ Richard Deranleau
Richard Deranleau
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Reorganization, dated as of August 7, 2006 by and among Brocade Communications Systems, Inc., Worldcup Merger Corporation and McDATA Corporation (incorporated by reference to Exhibit 2.1 from Brocade’s Current Report on Form 8-K filed August 8, 2006)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)

3.2	Amended and Restated Bylaws, effective as of April 18, 2006 (incorporated by reference to Exhibit 99.1 from Brocade’s Form 8-K filed on April 19, 2006).

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

4.1	Form of Brocade’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

4.2	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

4.3	Form of Convertible Debenture (incorporated by reference to Exhibit 4.3 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002)

4.4	Amendment No. 1 dated August 7, 2006 to the Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A. (incorporated by reference to Exhibit 99.3 from Brocade’s Current Report on Form 8-K filed August 8, 2006)

10.1+/**	Amendment #1 to SOW #4 between International Business Machines Corporation (IBM) and Brocade, effective May 31, 2006.

10.2+/**	Amendment #7 to SOW #3 between International Business Machines Corporation (IBM) and Brocade, dated July 19, 2006.

31.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission

**	Filed herewith