Form 10-K
period 2006-10-28
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2007-01-09
CIK 1009626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 28, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-25601

Brocade Communications Systems, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0409517
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1745 Technology Drive
San Jose, CA 95110
(408) 333-8000
(Address, including zip code, of Registrant’s principal executive offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicated by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,670,727,000 as of April 29, 2006 based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares outstanding of the Registrant’s Common Stock on December 22, 2006, was 277,359,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-K

PART I

Item 1.	Business

General

Brocade develops, markets, sells, and supports data storage networking and data management solutions, offering a line of storage networking products, software and services that enable companies to implement highly available, scalable, manageable, and secure environments for shared data storage applications in enterprise data centers. The Brocade family of Storage Area Network (“SAN”) switches and directors is designed to help companies reduce the cost and complexity of managing business information within a data storage environment, ensure high availability of mission critical applications and serve as a platform for corporate data backup and disaster recovery. The Brocade family of file data management solutions addresses a range of additional information technology challenges within the data center and across a distributed enterprise, both within and around the SAN, through software systems and professional service offerings that complement and utilize a shared storage environment. Brocade products are installed around the world at companies, institutions, and other entities ranging from large enterprises to small and medium size businesses. Brocade products and services are marketed, sold, and supported worldwide to end-user customers through distribution partners, including Original Equipment Manufacturers (“OEMs”), distributors, systems integrators, value-added resellers and by Brocade directly.

Brocade was incorporated in California on August 24, 1995, and re-incorporated in Delaware on May 14, 1999. Brocade’s mailing address and executive offices are located at 1745 Technology Drive, San Jose, California 95110. Brocade’s telephone number is (408) 333-8000. Brocade’s corporate website is www.brocade.com. Brocade’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on Brocade’s website when such reports are available on the SEC website. The public may read and copy any materials filed by Brocade with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, Brocade’s references to the URLs for these websites are intended to be inactive textual references only.

Products and Services

Brocade’s products and services are designed to help companies reduce the cost and complexity of managing business information within a shared data storage environment while enabling high levels of availability of mission critical business applications. In addition, its products and services assist companies in the development and delivery of storage consolidation and disaster recovery programs, and in meeting compliance issues regarding data management. Brocade’s products are generally used in conjunction with servers and storage subsystems, SAN interconnection components such as host bus adapters, and storage management software applications and tools. By utilizing a shared storage, or networked storage solution, companies can more easily share and consolidate server and storage resources; centralize and simplify data management; scale and provision storage resources more effectively; and improve application efficiency, performance and availability. As a result, companies are able to better utilize information technology assets, improve productivity of information technology personnel, reduce capital and operational expenditures, and more reliably and securely store, manage, and administer business information.

Brocade believes that as the need for data storage grows, companies will look to further simplify the tasks of storing, managing, and administering their data, while looking to maximize their information technology investments and reduce both capital and operational expenditures. SANs, which have been installed at many of the world’s leading companies since the mid-1990s, provide a platform that helps companies optimize their information technology assets and support future data growth. Brocade also believes companies will continue to expand the size and scope of their SANs and the number and types of applications that their storage networks support.

Since Brocade’s inception, Brocade has been a pioneer and innovator in developing the market for shared storage solutions, and has grown to be a market leader in storage networking infrastructure. Brocade believes that the future evolution of the storage networking and data management markets will be led by the providers of products and services that simplify the management of heterogeneous storage environments and maximize end-users’ information technology investments on an ongoing basis. Brocade also believes that storage networking infrastructure and data management solutions will evolve to provide increased capabilities that enable new types of storage management applications that simplify storage management, increase operational efficiencies, and reduce operating expense. As a result, many of Brocade’s initiatives and investments are aimed at expanding the capabilities enabled by storage networks, increasing end-to-end interoperability, protecting end-user investments in existing and new information technology resources, and making it easier for Brocade and its partners to deliver solutions that provide efficiencies in managing large and growing enterprise storage environments.

Storage Networking Solutions

Brocade’s family of SAN fabric switches, directors and bladed switch products are predominantly based on the Fibre Channel protocol, and provide bandwidth and high-speed routing of data between servers and storage devices. They range from low cost entry-level 8-port switches to 384-port enterprise-class director switches and are available in different form-factors, including fixed-port services, modular chassis, and embedded blades. Brocade SAN directors are highly reliable solutions for deploying enterprise-class SANs in mission-critical environments. All switches support key applications such as data backup, remote mirroring, and high-availability clustering as well as high-volume transaction processing applications such as enterprise resource planning, or ERP, and data warehousing. They have been designed to meet the storage networking needs of end-users in environments ranging from small and medium-size businesses to large enterprises with SAN fabrics that scale to thousands of ports, spread across multiple locations around the world.

Brocade Fabric Operating System, or Fabric OS, is the operating system that provides the core infrastructure for deploying SANs. As the foundation for Brocade’s family of SAN switches, Fabric OS helps ensure the reliable and high-performance data transport which is critical for scalable SAN fabrics interconnecting multiple servers and storage devices. Brocade’s SAN management operating system also includes a common set of optional advanced fabric services that build upon the foundation of Fabric OS and help improve performance, availability, scalability, and the overall functionality of the network. These fabric services include the ability to proactively monitor the health and performance of the SAN, the ability to aggregate bandwidth between fabric switches to deliver higher performance for storage applications, and the ability to securely control data access in multi-vendor SAN environments. In addition, Brocade offers management tools that enable end-users to manage and administer their SANs. Brocade believes that its Fabric OS provides it with an advantage in the storage networking market, enabling differentiation and increasing optional licensable features and services.

Intelligent Fabric Application Platforms

Brocade believes that some of the next generation storage management applications will be fabric-based, rather than server or storage array-based. In general, this means that elements of certain storage related applications will reside in the network of storage area network switches, commonly referred to as the “fabric”, rather than in the server or storage array. Brocade believes this will allow for increased centralization of storage management functions and higher performance of storage related applications. Brocade also believes that these fabric-based applications, such as fabric-based routing services, storage volume management, data replication, and data migration, will accelerate the migration of intelligence into the SAN fabric and minimize operational cost and complexity for the end-user. The Brocade AP7420 is an intelligent switching platform designed to host SAN fabric-based storage management applications while integrating with existing Brocade SAN infrastructures. As a result, Brocade believes this platform can provide a highly scalable solution for managing server and storage environments much more efficiently. Brocade is working closely with certain of its OEM partners and independent software vendors to create new fabric-based applications and migrate existing storage management applications to these intelligent fabric application platforms. In addition, Brocade has invested in the internal development of certain types of applications which will run on these intelligent platforms.

Application Infrastructure Solutions

In fiscal year 2005, Brocade began introducing certain file data management solutions. These solutions are composed of software and/or systems that are typically connected to, or help to manage, a customer’s shared storage environment to provide new capabilities for the customer that extend and complement the efficiencies of a customer’s storage network and include the following categories: Application Resource Services, Data Migration Services and File Services.

Brocade Application Resource Manager, or ARM, provides the ability for customers to rapidly and flexibly provision their application servers with server operating systems (such as Microsoft Windows or Linux), applications, important software drivers, and application data that resides in a storage network. Brocade believes that this capability saves staff and operational time, provides for more flexible use of servers, and allows companies to better manage and track their software usage.

Brocade Data Migration Manager, or DMM, is a system that provides a fast and predictable way to migrate data across heterogeneous storage devices that are connected to a SAN.

Brocade File Services solutions are designed to help organizations consolidate access to file data while simplifying the availability and recovery of that data as part of a strategic File Area Network (FAN). As a result, these solutions help optimize server and storage assets, increase operational flexibility, and significantly reduce overall data management and storage costs. These solutions include the following:

•	Brocade Wide Area File Services, or WAFS, which allows organizations to better centrally manage file-based data by allowing fast and easy sharing of file-based data from a central headquarters site to remote branch offices;

•	Brocade StorageX, which is an integrated suite of applications designed to logically aggregate distributed file data across heterogeneous environments, providing administrators with policies to better manage and automate distributed file data;

•	Brocade File Lifecycle Manager, or FLM, which provides a powerful way to automatically move files across tiers of storage based on company or administrative policies, Tapestry FLM helps to meet compliance requirements, while driving lower overall storage costs;

•	Brocade MyView, which is a resource access management solution that provides personalized, secure access to Windows file resources across the enterprise, improving data security and compliance practices;

•	Brocade Data on Demand Manager, or DDM, which simplifies data migration and reduces restoration time to significantly improve data recovery time objectives; and

•	Brocade UNC Update, which helps support non-disruptive storage migration by accurately reporting and updating interdependent references in files.

Brocade Services

Brocade also offers a range of professional and support services to facilitate customer projects, to assist customers in the design, implementation, and operation of their SAN, and to provide extended customer support. These services address a number of customer risk factors that must be managed during the life cycle of a storage network, and are valued because they bring valuable experience and expertise to a customer challenge. Brocade services may be delivered directly to end-user customers, or via partners as a component of a broader service and support offering.

Industry Initiatives and Standards Development

Brocade works with industry-leading companies to facilitate the development of standards, technologies, products, and services that focus on the simplification of heterogeneous storage management, and the implementation and management of storage networking environments. Brocade has an open approach to SAN management and works with nearly every leading provider of storage and SAN management applications and technologies.

Brocade is continuing this commitment with regard to its file related products. Brocade is actively involved with key file product partners and competitors to develop an industry based technical working group around the common architecture definitions for the File Area Network (FAN).

Since Brocade’s inception, it has been a major contributor to the evolution of industry standards ranging from Fibre Channel communication technology to SAN interoperability to storage and SAN management. Brocade contributes to related industry standards committees, and has authored or co-authored the majority of the Fibre Channel protocol standards in existence today.

Storage Networking Environment Interoperability

As SANs have increased in size and comprise more and different types of server, storage, and interconnection devices, the need for interoperability among those devices has similarly increased. Brocade has invested a significant amount of resources for purposes of providing interoperability among Brocade solutions and the servers, storage, and storage management applications that run in the Brocade environment, as well as in driving standards for interoperability among SAN interconnection devices. Brocade also certifies its solutions in operational storage environments through its testing programs, its partners’ testing and qualification initiatives, and through certification programs for third party products, such as the Brocade Fabric Aware program, which it offers as a resource to its application and technology partners. Through Brocade’s testing initiatives, Brocade also certifies interoperability configurations of common customer environments, such as remote data backup in a multi-vendor server and storage environment.

Application Interoperability

An important aspect of managing storage environments is the management software used to administer, manage, and provision storage resources and data. Brocade products offer advanced fabric services that allow third-party developers of storage software applications to gain additional functionality and simplify the development of their applications.

Education and Technical Certification Services

Brocade’s education and training organization delivers high-quality, technical education and training on Brocade technology that encompasses design, implementation, and management solutions to its partners and their customers. Brocade curriculum is delivered worldwide using diverse methodologies, which include instructor led classes and a robust online web based training portfolio as well as a “live” virtual classroom capability. Brocade Education Services trains over 14,000 information technology professionals annually in this way. The Brocade SAN Certification Program offers certification on Brocade SANs for information technology professionals who have completed certain tests administered by an independent testing organization. This certification program is designed to measure the knowledge and proficiency of information technology professionals in SAN and FAN solutions and technologies, and to help ensure that Brocade’s customers receive superior customer service and support. Over 6,700 information technology professionals are now certified on Brocade solutions. Brocade’s education and training services are made available through its own education facilities and through its worldwide training provider network.

Distribution Model

Brocade’s products are marketed, sold, and supported worldwide primarily through a wide range of distribution partners, including OEM partners, distributors, system integrators and value-added resellers, or VARs, and directly by Brocade.

•	Brocade’s OEM partners are leading storage systems and subsystems providers who offer Brocade’s products under their own private label or as Brocade branded solutions. Sales of these products through OEM partners comprise the majority of Brocade’s business.

•	Other distribution partners include Brocade-authorized distributors, systems integrators, and VARs. These partners are authorized by Brocade to market, sell, and support its products and services. Some of these partners also sell training and other value-added services.

Brocade has OEM or distribution agreements with most of the major companies that sell enterprise storage systems and subsystems. In addition, Brocade employs a worldwide overlay sales force to assist its distribution partners in marketing Brocade solutions, assessing customer requirements and designing, implementing, and maintaining Brocade-based solutions.

Customers

Brocade’s major OEM customers for the fiscal year ended October 28, 2006 included Dell Computer Corporation, EMC Corporation, or EMC, Fujitsu Siemens, Hitachi Data Systems, Inc., Hewlett-Packard Company, or HP, IBM Corporation, or IBM, Network Appliance, Inc., Siemens AG, Sun Microsystems, Inc., and Unisys Corporation. Brocade’s primary non-OEM customers for the fiscal year ended October 28, 2006, included Bell Microproducts, GE Access Distribution, Tokyo Electron Limited, and XIOTech.

For the years ended October 28, 2006, October 29, 2005, and October 30, 2004, EMC, HP, and IBM each represented greater than ten percent of Brocade’s total revenues for combined totals of 73 percent, 71 percent, and 70 percent, of its total revenues, respectively. The level of sales to any OEM customer may vary from quarter to quarter, and Brocade expects that significant customer concentration will continue for the foreseeable future. The loss of, or a decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers could have a material adverse impact on Brocade’s financial condition or results of operations. In addition, its OEM partners experience seasonal revenue patterns which Brocade experiences as well. These patterns are generally in-line with its OEMs on a calendar quarter basis. Historically, Brocade’s first and fourth fiscal quarters are seasonally stronger quarters than its second and third fiscal quarters.

Geographic Information

Historically, domestic revenues have been between 60 percent and 75 percent of total revenues. For the year ended October 28, 2006, domestic and international revenues were approximately 64 and 36 percent of total revenues, respectively. For the year ended October 29, 2005, domestic and international revenues were approximately 63 percent and 37 percent of Brocade’s total revenues, respectively, and for the year ended October 30, 2004, domestic and international revenues were approximately 65 percent and 35 percent of its total revenues, respectively. Revenues are attributed to geographic areas based on the location of the customer to which Brocade’s products are shipped rather than where the products are ultimately used. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. For the year ended October 28, 2006, revenues in Europe have increased primarily as a result of faster growth in that region relative to North America and Asia Pacific region. For the years ended October 29, 2005 and October 30, 2004, international revenues decreased as a result of faster growth in the North America region. However, certain OEM customers take possession of Brocade’s products domestically and then distribute these products to their international customers. Because Brocade accounts for all of those OEM revenues as domestic revenues, Brocade cannot be certain of the extent to which its domestic and international revenue mix is impacted by the practices of its OEM customers. Nevertheless, data provided by OEM customers indicates that international customers may account for a higher percentage of end-user demand than that indicated by Brocade’s mix of domestic and international revenues (see Note 14 “Segment Information”, of the Notes to Consolidated Financial Statements).

Acquisitions and Investments

Brocade’s acquisition and investment strategy is focused on facilitating the evolution and expansion of shared storage and data management. Brocade has made equity investments in companies that develop technology or provide services that are complementary to or broaden the markets for its products and further its business objectives. On January 27, 2003, Brocade completed its acquisition of Rhapsody Networks, Inc., or Rhapsody, a privately held technology company based in Fremont, California. This acquisition resulted in the addition of the Brocade AP7420.

On May 3, 2005, Brocade completed its acquisition of Therion Software Corporation, or Therion, a privately held developer of software management solutions for the automated provisioning of servers over a storage network based in Redmond, Washington. As of the acquisition date, Brocade owned approximately 13% of Therion’s equity interest through investments totaling $1.0 million. Therion was a development stage company with no recognized revenue and a core technology that had not yet reached technological feasibility. Accordingly, the acquisition of Therion was accounted for as an asset purchase. Subsequently, the Therion technology came to market as Brocade Application Resource Manager, or ARM.

On May 3, 2005 Brocade announced a strategic relationship to deliver Wide Area File Services, or WAFS, to enterprise customers on Microsoft’s Windows Server 2003 platform with Tacit Networks, Inc., or Tacit, a leader in enterprise-wide remote office information technology solutions. Tacit was subsequently acquired by Packeteer, Inc. in May 2006 and Brocade’s equity investment in Tacit was recovered. The WAFS solution is part of Brocade’s File Services product portfolio. Under agreements entered into with Tacit, and subsequently Packeteer, the solutions are marketed by Brocade to its partners and customers worldwide, and Brocade is partnered with Packeteer in customer support and on product development programs.

On March 6, 2006, Brocade completed its acquisition of NuView, Inc., a privately held provider of a family of standards-based enterprise file management products based in Houston, Texas. The acquisition expanded Brocade’s File Services solutions to include software solutions that extend the benefits of shared storage architectures to file data environments.

On August 8, 2006, Brocade announced that it had entered into a definitive agreement to acquire McDATA Corporation, or McDATA, in an all stock transaction valued at approximately $634 million as of that date. Under the terms of the agreement, McDATA stockholders will receive 0.75 shares of Brocade common stock for each share of McDATA class A common stock and each share of McDATA class B common stock they hold. The acquisition is subject to obtaining approval from both Brocade and McDATA stockholders, regulatory approvals and certain other closing conditions.

As of October 28, 2006, October 29, 2005, and October 30, 2004, the carrying value of Brocade’s investments in non-publicly traded companies was $0.8 million, $3.8 million and $0.5 million, respectively.

Research and Development

The industry in which Brocade competes is subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new product introductions. As a result, Brocade’s success depends, in part, on its ability to continue to enhance its existing solutions and to develop and introduce new solutions that improve performance and reduce the total cost of ownership in the storage environment. Brocade has invested significantly in product research and development. It continues to enhance and extend its products, and increase the speed, performance, and port-density of its switching platform. Brocade also continues to expand the value-added services of its intelligent platform to enable more functionality for end customers, OEM partners, and application partners and to further simplify storage management.

Brocade products are designed to support current industry standards and will continue to support emerging standards that are consistent with its product strategy. Brocade products have been designed around a common platform architecture, which facilitates the product design, development, and testing cycle, and reduces the time to market for new products and features. Brocade intends to continue to leverage this common architecture to develop and introduce additional hardware and software products and enhancements in the future.

Brocade’s product development process includes the certification of certain of its products by its OEM partners, which is referred to as the product qualification process. During this process, Brocade supports its OEM partners in the testing of its new products to insure they meet quality and functionality, and inoperability requirements. The process is completed once the OEM partner has certified the product and announced general availability of that product to their customers. This process generally is completed in a range of two to four months.

For the years ended October 28, 2006, October 29, 2005, and October 30, 2004, Brocade’s research and development expenses totaled $164.8 million, $132.4 million, and $142.5 million, respectively. All expenditures for research and development costs have been expensed as incurred. In fiscal 2007, Brocade expects to increase its level of investment, in absolute dollars, in research and development.

Competition

The markets for storage network and data management solutions and technologies are competitive and subject to rapid technological change. Major storage systems and server providers are continually introducing new solutions and products into these markets, and enhancing their existing networked storage and data management solutions and products. Brocade believes its primary competition is from providers of SAN switching products for interconnecting servers and storage, including Cisco Systems Inc., or Cisco, QLogic Corporation, or QLogic, and McDATA (see Note 10 “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements), as well as from other private and public companies who have invested various aspects of networked storage and data management hardware, software, and service offerings.

In addition, as the storage network and data management markets evolve, additional technologies are, and may increasingly become available for interconnecting servers and storage. To the extent that products based upon these technologies provide the ability to network servers and storage and support high-performance, block-data storage applications, they are likely to compete with Brocade’s current and future products. Competitive products include, but are not limited to, non-Fibre Channel emerging products based on Gigabit Ethernet, 10 Gigabit Ethernet, InfiniBand, and iSCSI, as well as other storage solutions such as Network Attached Storage (“NAS”), and Direct Attached Storage (“DAS”). In addition, networking companies, manufacturers of networking equipment, and other companies may develop competitive products and technologies. Brocade’s OEM partners or other partners could also develop and introduce products that compete with its product offerings. Brocade believes the competitive factors in this market include product performance and features, product reliability, price, size and extent of installed base, ability to meet delivery schedules, customer service, technical support, and distribution channels.

Some of Brocade’s competitors have longer operating histories and significantly greater human and financial resources than it does. These competitors may have the ability to devote a larger number of sales personnel to focus on the networked storage and data management markets, compete with Brocade and potentially change the current distribution model. Brocade’s competitors could also adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products than Brocade. As a result, they may be able to respond more quickly to changes in customer or market requirements. Brocade may not have the financial resources, technical expertise or marketing, manufacturing, distribution, and support capabilities to compete successfully against current or future competitors. This could materially harm Brocade’s business.

Manufacturing

Brocade uses a third-party contract manufacturer, Hon Hai Precision Industry Co., Ltd., or Foxconn, to manufacture its products. Foxconn invoices Brocade based on prices and payment terms mutually agreed upon and set forth in purchase orders it issues to them. Although the purchase orders Brocade places with its contract manufacturer are cancelable, Brocade could be required to purchase all unused material not cancelable, returnable or usable by other customers.

Brocade uses Foxconn for final turnkey product assembly, but Brocade also maintains key component selection and qualification expertise internally. Brocade designs and develops the key components of its products, including application-specific integrated circuits, or ASICs, and operating system and other software, as well as certain details in the fabrication and enclosure of its products. In addition, Brocade determines the components that are incorporated into its products, and Brocade selects appropriate suppliers of those components.

Although Brocade uses standard parts and components for its products where possible, Brocade’s contract manufacturer, Foxconn, currently purchases, on its behalf, several key components used in the manufacture of its products from single and limited supplier sources. Brocade’s principal single source components are application-specific integrated circuits, or ASICs. Brocade’s principal limited source components include ASICs, printed circuit boards, microprocessors, certain connectors, certain logic chips, small form-factor pluggable transceivers, or SFPs, power supplies, and programmable logic devices. In addition, Brocade licenses certain software from third parties that is incorporated into its fabric operating system and other software. If Brocade is unable to buy or license these components on a timely basis, it may not be able to deliver its products to customers in a timely manner. Brocade uses rolling forecasts based on anticipated product orders to determine component requirements. If Brocade overestimates component requirements, it may have excess inventory, which would increase its costs. If Brocade underestimates component requirements, it may have inadequate inventory, which could interrupt the manufacturing process and result in lost or deferred revenue. In addition, lead times for components vary significantly and depend on factors such as the specific supplier, contract terms, and demand for a component at a given time. Brocade also may experience shortages of certain components from time to time, which also could delay the manufacturing and sales processes.

Brocade is also subject to various environmental and other regulations governing product safety, materials usage, packaging and other environmental impacts in the various countries where its products are sold. For example, many of Brocade’s products are subject to laws and regulations that restrict the use of mercury, hexavalent chromium, cadmium and other substances, and require producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of its products when they have reached the end of their useful life. In Europe, substance restrictions apply to products sold. In addition, recycling, labeling, financing and related requirements apply to products Brocade sells in Europe. Brocade may be required to redesign its products to ensure that they comply with any new requirements as well as related requirements imposed by its OEM customers. Brocade also continues to work with its suppliers to provide it with compliant materials, parts and components. If Brocade’s products do not comply with the European substance restrictions, it could become subject to fines, civil or criminal sanctions, and contract damage claims. In addition, Brocade could be prohibited from shipping non-compliant products into the European Union, and required to recall and replace any products already shipped, if such products were found to be non-compliant, which would disrupt its ability to ship products and result in reduced revenue, increased obsolete or excess inventories and harm to its business and customer relationships. Brocade’s suppliers may also fail to provide it with compliant materials, parts and components, which could impact its ability to timely produce compliant products and may disrupt its business. Various other countries and states in the United States have issued, or are in the process of issuing, other environmental regulations that may impose additional restrictions or obligations and require further changes to its products.

Patents, Intellectual Property, and Licensing

Brocade relies on a combination of patents, copyrights, trademarks, trade secrets, confidentiality agreements, and other contractual restrictions with employees and third parties to establish and protect its proprietary rights. Despite these precautions, the measures Brocade undertakes may not prevent misappropriation or infringement of its proprietary technology. These measures may not preclude competitors from independently developing products with functionality or features similar to its products.

Brocade maintains a program to identify and obtain patent protection for its inventions. As of December 19, 2006, Brocade has been issued 22 patents in the United States that are currently in force and have over 100 patent applications pending in the United States. The normal expiration dates of its issued patents in the United States range from 2012 to 2023. It is possible that Brocade will not receive patents for every application it files. Furthermore, Brocade’s issued patents may not adequately protect its technology from infringement or prevent others from claiming that its products infringe the patents of those third parties. Brocade’s failure to protect its intellectual property could materially harm its business. In addition, Brocade’s competitors may independently develop similar or superior technology, duplicate Brocade’s products, or design around its patents. It is possible that litigation may be necessary in the future to enforce Brocade’s intellectual property rights, to protect its trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could materially harm Brocade’s business.

Some of Brocade’s products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products, Brocade believes that such licenses generally could be obtained on commercially reasonable terms. However, failure to obtain such licenses on commercially reasonable terms could materially harm Brocade’s business.

Brocade has received, and may receive in the future, notice of claims of infringement of other parties’ proprietary rights. Infringement or other claims could be asserted or prosecuted against Brocade in the future, and it is possible that past or future assertions or prosecutions could harm its business. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development and release of its products, or require Brocade to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may require Brocade to license back its technology or may not be available on terms acceptable to Brocade, or at all. For these reasons, infringement claims could materially harm Brocade’s business.

Backlog

Brocade’s business is characterized by short lead-time orders and fast delivery schedules. Sales of its products are generally made pursuant to contracts and purchase orders that are cancelable without significant penalties. These commitments are subject to price negotiations and to changes in quantities of products and delivery schedules in order to reflect changes in customers’ requirements and manufacturing availability. In addition, actual shipments depend on the manufacturing capacity of suppliers and the availability of products from such suppliers. As a result of the foregoing factors, Brocade does not believe that backlog at any given time is a meaningful indicator of its ability to achieve any particular level of revenue or financial performance.

Employees

As of October 28, 2006, Brocade had 1,440 employees. Brocade has not experienced any work stoppages and considers its relations with employees to be good. Employees are currently located in our United States headquarters in San Jose, California; our European headquarters in Geneva, Switzerland; our Asia Pacific headquarters in Singapore; and offices throughout North America, Europe, and Asia Pacific. Competition for technical personnel in the computing industry continues to be significant. We believe that our success depends in part on our ability to hire, assimilate, and retain qualified personnel. We cannot assure you that we will continue to be successful at hiring, assimilating, and retaining employees in the future.

Item 1A.	Risk Factors

Risks Related to the Acquisition of McDATA Corporation

The failure to successfully integrate McDATA’s business and operations in the expected time frame may adversely affect the combined company’s future results.

Brocade believes that the acquisition of McDATA will result in certain benefits, including certain cost synergies, product innovations, and operational efficiencies. However, Brocade’s ability to realize these anticipated benefits depends on successfully combining the businesses of Brocade and McDATA. Challenges of integration include the combined company’s ability to incorporate acquired products and business technology into its existing product lines, including consolidating technology with duplicative functionality or designed on a different technological architecture and provide for interoperability, and its ability to sell the acquired products through Brocade’s existing or acquired sales channels. The combined company may fail to realize the anticipated benefits of the merger for a variety of reasons, including the following:

•	revenue attrition in excess of anticipated levels;

•	Brocade’s inability to conduct extensive integration planning with McDATA prior to the completion of the merger;

•	failure to successfully execute on our integration plan;

•	failure of customers to accept new products or to continue as customers of the combined company;

•	failure to successfully manage relationships with original equipment manufacturers, or OEMs, end-users, distributors and suppliers;

•	failure to qualify the combined company’s products with OEM customers on a timely basis or at all;

•	failure to successfully develop interoperability between the products of Brocade and McDATA;

•	failure to leverage the increased scale of the combined company quickly and effectively;

•	potential difficulties integrating and harmonizing financial reporting systems;

•	the loss of key employees;

•	failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company; and

•	failure to combine product offerings and product lines quickly and effectively.

The integration of McDATA into Brocade will result in significant expenses and accounting charges that adversely affect Brocade’s operating results and financial condition. Additional costs may include: costs of employee redeployment; relocation and retention, including salary increases or bonuses; accelerated amortization of deferred equity compensation and severance payments; reorganization or closure of facilities; taxes; advisor and professional fees and termination of contracts that provide redundant or conflicting services. Some of these costs may have to be accounted for as expenses that would decrease Brocade’s net income and earnings per share for the periods in which those adjustments are made. Brocade may also experience additional and unforeseen expenses or delays. The price of Brocade’s common stock could decline to the extent Brocade’s financial results are materially affected by the foregoing charges and costs, or if the foregoing charges and costs are larger than anticipated. If Brocade is not able to successfully integrate McDATA’s business and operations, or if there are delays in combining the businesses, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

General customer uncertainty related to the merger could harm Brocade and the combined company.

Uncertainty about the effect of the merger on customers, employees, distributors and suppliers may have an adverse effect on Brocade and, following the merger, on the combined company. Brocade and McDATA’s customers may, in response to the announcement of the proposed merger, or due to concerns about the completion of the proposed merger, delay or defer purchasing decisions. Further, customer concerns about changes or delays in Brocade’s product roadmap may negatively affect customer purchasing decisions. Customers could also be reluctant to purchase the products and services of McDATA or Brocade due to uncertainty about the direction of their technology, products and services, and willingness to support and service existing products which may be discontinued. This uncertainty may also be used as a competitive advantage by Brocade’s competitors during the pendency of the merger and cause customers to purchase a competitor’s products in lieu of Brocade’s products. As a result, there may be a loss of revenue opportunities and market share for Brocade. In addition, customers, OEMs, distributors, resellers, value added resellers, or VARs, and others may also seek to change existing agreements with McDATA or Brocade as a result of the proposed merger, including possibly reallocating orders between Brocade and its competitors. OEMs, resellers, distributors, VARs and other third parties of strategic importance may delay or refuse to certify, support or promote McDATA’s or Brocade’s technology, products and services due to uncertainty created by the proposed merger. If Brocade or McDATA’s customers delay or defer purchasing decisions, or choose to purchase from a competitor, the revenues of Brocade and McDATA, respectively, and the revenues of the combined company, could materially decline or any anticipated increases in revenue could be lower than expected.

The required regulatory approvals may not be obtained or may contain materially burdensome conditions.

Completion of the merger is conditioned upon the receipt of certain governmental approvals, including the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Act. Although Brocade and McDATA have agreed in the merger agreement to use their reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained. In addition, the governmental entities from which these approvals are required may impose conditions on the completion of the merger or require changes to the terms of the merger. While Brocade does not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of jeopardizing or delaying completion of the merger or reducing the anticipated benefits of the merger. If Brocade becomes subject to any material conditions in order to obtain any approvals required to complete the merger, the business and results of operations of the combined company may be adversely affected. Brocade may also elect to challenge and litigate conditions or changes proposed by governmental authorities. Any such litigation could be costly and divert management’s attention from the business. There is also no assurance that Brocade will be successful in any such litigation.

Failure to complete the merger could negatively impact the stock price and the future business and financial results of Brocade and McDATA.

Completion of the merger is subject to a number of closing conditions, including obtaining requisite regulatory and stockholder approvals, and McDATA and Brocade may be unable to obtain such approvals on a timely basis or at all. If the merger is not completed, the price of Brocade common stock may decline. If the merger is not completed, the ongoing business of Brocade may be adversely affected and without realizing any of the benefits of having completed the merger. Brocade is also subject to pay certain fees and costs if the merger is not consummated, including the following: (i) a termination fee of $22 million or $60 million if the merger is terminated under certain circumstances, and (ii) certain costs relating to the merger, such as legal, accounting, financial advisor and printing fees whether or not the merger is completed. Brocade and McDATA could also be subject to litigation related to any failure to complete the transaction. If the merger is not completed, these risks may materialize and may adversely affect Brocade’s and McDATA’s business, financial results and stock price.

Integrating Brocade and McDATA following the merger may divert management’s attention away from the combined company’s operations.

Successful integration of Brocade’s and McDATA’s operations, products and personnel will place a significant burden on the combined company’s management and internal resources. Brocade may also experience difficulty in effectively integrating the different cultures and practices of McDATA, as well as in assimilating McDATA’s broad and geographically dispersed personnel. Further, the difficulties of integrating McDATA could disrupt the combined company’s ongoing business, and distract its management focus from other opportunities and challenges. The diversion of management attention and any difficulties encountered in the transition and integration process could harm the combined company’s business, financial condition and operating results.

Because the market price of Brocade common stock will fluctuate, the value of the Brocade common stock issued in connection with the merger will not be known until the closing of the merger.

Upon the completion of the merger, each share of McDATA Class A and Class B common stock outstanding immediately prior to the merger will be converted into the right to receive 0.75 of a share of Brocade’s common stock. Because the exchange ratio for Brocade common shares to be issued in the merger has been fixed, the value of the merger consideration will depend upon the market price of Brocade common stock. The value of Brocade’s common stock to be issued in the merger could be considerably higher or lower than it was at the time the merger consideration was negotiated. The share prices of Brocade common stock, McDATA Class A common stock and McDATA Class B common stock are subject to the general price fluctuations in the market for publicly-traded equity securities, and the prices of both companies’ common stock have experienced significant volatility in the past. Neither Brocade nor McDATA is permitted to terminate the merger agreement or resolicit the vote of their respective stockholders solely because of changes in the market prices of either company’s stock.

Risks Related to Brocade’s Business

Brocade’s future revenue growth depends on its ability to introduce new products and services on a timely basis and achieve market acceptance of these new products and services.

The market for storage networks and data management is characterized by rapidly changing technology and accelerating product introduction cycles. Brocade’s future success depends upon its ability to address the rapidly changing needs of its customers by developing and supplying high-quality, cost-effective products, product enhancements and services on a timely basis, and by keeping pace with technological developments and emerging industry standards. This risk will become more pronounced as the storage network and data management markets becomes more competitive and as demand for new and improved technologies increases.

Brocade has introduced a significant number of new products in recent history, including products across its SAN product family, which accounts for a substantial portion of Brocade’s revenues. Brocade has also launched a number of File Area Network solutions as well as new service and support offerings. For example, as of the third quarter of fiscal year 2006, approximately 68% of our products had been in the market less than six quarters. New offerings in fiscal year 2006 include the Brocade 4900 64-port switch, and the enhanced Brocade 48000 director, which now supports up to 384 ports in a single chassis as well as the addition of iSCSI capabilities.

Brocade must achieve widespread market acceptance of Brocade’s new products and service offerings in order to realize the benefits of Brocade’s investments. The rate of market adoption is also critical. The success of Brocade’s product and service offerings depends on numerous factors, including its ability to:

•	properly define the new products and services;

•	timely develop and introduce the new products and services;

•	differentiate Brocade’s new products and services from its competitors’ technology and product offerings; and

•	address the complexities of interoperability of Brocade’s products with its OEM partners’ server and storage products and its competitors’ products.

Various factors impacting market acceptance are outside of Brocade’s control, including the availability and price of competing products, and alternative technologies; product qualification requirements by Brocade’s OEM partners, which can cause delays in the market acceptance; and the ability of its OEM partners to successfully distribute, support and provide training for its products. If Brocade is not able to successfully develop and market new and enhanced products and services, its business and results of operations will be harmed.

Brocade is currently expanding its product and service offerings to include software applications and professional and support services, and Brocade’s operating results will suffer if these initiatives are not successful.

Brocade has made a series of investments, and plans to continue to invest, in offerings focused on new markets that are adjacent or parallel to Brocade’s traditional market, including new and emerging markets. For instance, Brocade has recently made a series of introductions in the emerging File Area Network (FAN) market with several enhancements to existing products in its family of file management software solutions which includes Brocade StorageX, Brocade Wide Area File Services, or WAFS, and Brocade File Lifecycle Manager, or FLM. In addition, Brocade has added ten new professional service offerings to its solution portfolio.

Brocade’s strategy is to derive competitive advantage and drive incremental revenue growth through such investments. As a result, Brocade believes these new markets could substantially increase its total available market opportunities. However, Brocade cannot be certain that it has accurately identified and estimated these market opportunities. Moreover, Brocade cannot assure you that its new strategic offerings will achieve market acceptance, or that Brocade will benefit fully from the substantial investments it has made and plans to continue to make in them. Brocade may also have only limited experience in these new markets given that such markets are adjacent or parallel to Brocade’s core market. As a result, Brocade may not be able to successfully penetrate or realize anticipated revenue from these new potential market opportunities. Brocade also faces greater challenges in accurately predicting its revenue and margins with respect to these other markets.

Developing new offerings also requires significant, upfront, incremental investments that may not result in revenue for an extended period of time, if at all. Particularly as Brocade seeks to diversify its product and service offerings, Brocade expects to incur significant costs and expenses for product development, sales, marketing and customer services, most of which are fixed in the short-term or incurred in advance of receipt of corresponding revenue. In addition, these investments have caused, and will likely continue to result in, higher operating expenses and if they are not successful, Brocade’s operating income and operating margin will deteriorate. These new offerings may also involve cost and revenue structures that are different from those used in Brocade’s historical business, which would impact Brocade’s operating results.

Because these new offerings may address different market needs than those it has historically addressed, Brocade may face a number of additional challenges, such as:

•	successfully identifying market opportunities and new technologies;

•	developing new customer relationships both with new and existing customers;

•	expanding Brocade’s relationships with its existing OEM partners and end-users;

•	managing different sales cycles;

•	hiring qualified personnel with appropriate skill sets on a timely basis;

•	establishing effective distribution channels and alternative routes to market; and

•	estimating the level of customer acceptance and rate of market adoption.

Brocade’s new product and service offerings also may contain some features that are currently offered by Brocade’s OEM partners, which could cause conflicts with partners on whom Brocade relies to bring its current products to customers and thus negatively impact Brocade’s relationship with such partners.

Brocade’s business and operations are also experiencing rapid change as it diversifies its product and service offerings. For instance, Brocade has hired a number of additional employees, and plans to continue to add additional personnel and resources, to further develop and market these new offerings. If Brocade fails to effectively manage these changes and implement necessary changes, Brocade’s business and operating results could be harmed and Brocade may have to incur significant expenditures to address the additional operational and control requirements from these changes.

Increased market competition may lead to reduced sales, margins, profits and market share.

The storage network and data management markets are becoming increasingly more competitive as new products, services and technologies are introduced by existing competitors and as new competitors enter the market. Increased competition in the past has resulted in greater pricing pressure, and reduced sales, margins, profits and market share. For example, Brocade expects to experience increased competition in future periods as other companies gain market traction with recently released 4 Gbit products that are intended to compete with Brocade’s 4 Gbit products. Moreover, new competitive products could be based on existing technologies or new technologies that may or may not be compatible with Brocade’s storage network technology. Competitive products include, but are not limited to, non-Fibre Channel based emerging products utilizing Gigabit Ethernet, 10 Gigabit Ethernet, InfiniBand, and Internet Small Computer System Interface (“iSCSI”).

Currently, Brocade believes that it principally faces competition from providers of Fibre Channel switching products for interconnecting servers and storage. These competitors include Cisco Systems, McDATA (with which Brocade will continue to be a competitor until Brocade’s pending acquisition of McDATA closes) and QLogic Corporation. In addition, Brocade’s OEM partners, who also have relationships with some of Brocade’s current competitors, could become new competitors by developing and introducing products that compete with Brocade’s product offerings, by choosing to sell Brocade’s competitors’ products instead of Brocade’s products, or by offering preferred pricing or promotions on Brocade’s competitors’ products. Competitive pressure will likely intensify as Brocade’s industry experiences further consolidation in connection with mergers by Brocade, its competitors and its OEM partners.

Some of Brocade’s competitors have longer operating histories and significantly greater human, financial and capital resources than Brocade does. Brocade’s competitors could adopt more aggressive pricing policies than Brocade. Brocade believes that competition based on price may become more aggressive than it has traditionally experienced. Brocade’s competitors could also devote greater resources to the development, promotion, and sale of their products than Brocade may be able to support and, as a result, be able to respond more quickly to changes in customer or market requirements. Brocade’s failure to successfully compete in the market would harm Brocade’s business and financial results.

Brocade’s competitors may also put pressure on Brocade’s distribution model of selling products to customers through OEM solution providers by focusing a large number of sales personnel on end-user customers or by entering into strategic partnerships. For example, one of Brocade’s competitors has formed a strategic partnership with a provider of network storage systems, which includes an agreement whereby Brocade’s competitor resells the storage systems of its partner in exchange for sales by the partner of Brocade’s competitor’s products. Such strategic partnerships, if successful, may influence Brocade to change Brocade’s traditional distribution model.

Brocade depends on OEM partners for a majority of Brocade’s revenues, and the loss of any of these OEM partners or a decrease in their purchases could significantly reduce Brocade’s revenues and negatively affect Brocade’s financial results.

Brocade depends on recurring purchases from a limited number of large OEM partners for the majority of its revenue. As a result, these large OEM partners have a significant influence on Brocade’s quarterly and annual financial results. Brocade’s agreements with its OEM partners are typically cancelable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. For fiscal year 2006, three customers each represented ten percent or more of Brocade’s total revenues for a combined total of 73 percent. Brocade anticipates that its revenues and operating results will continue to depend on sales to a relatively small number of OEM partners. The loss of any one significant OEM partner, or a decrease in the level of sales to any one significant OEM partner, or unsuccessful quarterly negotiation on key terms, conditions or timing of purchase orders placed during a quarter, would likely cause serious harm to Brocade’s business and financial results.

In addition, some of Brocade’s OEM partners purchase Brocade’s products for their inventories in anticipation of customer demand. These OEM partners make decisions to purchase inventory based on a variety of factors, including their product qualification cycles and their expectations of end customer demand, which may be affected by seasonality and their internal supply management objectives. Others require that Brocade maintain inventories of Brocade’s products in hubs adjacent to their manufacturing facilities and purchase Brocade’s products only as necessary to fulfill immediate customer demand. If more of Brocade’s OEM partners transition to a hub model, form partnerships, alliances or agreements with other companies that divert business away from Brocade; or otherwise change their business practices, their ordering patterns may become less predictable. Consequently, changes in ordering patterns may affect both the timing and volatility of Brocade’s reported revenues. The timing of sales to Brocade’s OEM partners, and consequently the timing and volatility of Brocade’s reported revenues, may be further affected by the product introduction schedules of Brocade’s OEM partners.

Brocade’s OEM partners evaluate and qualify Brocade’s products for a limited time period before they begin to market and sell them. Assisting Brocade’s OEM partners through the evaluation process requires significant sales, marketing and engineering management efforts on Brocade’s part, particularly if Brocade’s products are being qualified with multiple distribution partners at the same time. In addition, once Brocade’s products have been qualified, its customer agreements have no minimum purchase commitments. Brocade may not be able to effectively maintain or expand its distribution channels, manage distribution relationships successfully, or market its products through distribution partners. Brocade must continually assess, anticipate and respond to the needs of its distribution partners and their customers, and ensure that its products integrate with their solutions. Brocade’s failure to successfully manage its distribution relationships or the failure of its distribution partners to sell Brocade’s products could reduce Brocade’s revenues significantly. In addition, Brocade’s ability to respond to the needs of its distribution partners in the future may depend on third parties producing complementary products and applications for Brocade’s products. If Brocade fails to respond successfully to the needs of these groups, its business and financial results could be harmed.

The prices of Brocade’s products have declined in the past, and Brocade expects the price of Brocade’s products to continue to decline, which could reduce Brocade’s revenues, gross margins and profitability.

The average selling price for Brocade’s products has declined in the past, and Brocade expects it to continue to decline in the future as a result of changes in product mix, competitive pricing pressure, increased sales discounts, new product introductions by Brocade or Brocade’s competitors, the entrance of new competitors or other factors. For example, in 2005, Brocade introduced and began shipping a number of new products that expand and extend the breadth of Brocade’s product offerings. Several of these new products have lower revenue per port and lower gross margin than Brocade’s traditional products. If Brocade is unable to offset any negative impact that changes in product mix, competitive pricing pressures, increased sales discounts, enhanced marketing programs, new product introductions by Brocade or Brocade’s competitors, or other factors may have on it by increasing the volume of products shipped or reducing product manufacturing cost, Brocade’s total revenues and gross margins will be negatively impacted.

In addition, to maintain Brocade’s gross margins Brocade must maintain or increase the number of products shipped, develop and introduce new products and product enhancements, and continue to reduce the manufacturing cost of Brocade’s products. While Brocade has successfully reduced the cost of manufacturing Brocade’s products in the past, Brocade may not be able to continue to reduce cost of production at historical rates. Moreover, most of Brocade’s expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, Brocade may not be able to decrease its spending quickly enough or in sufficient amounts to offset any unexpected shortfall in revenues. If this occurs, Brocade could incur losses, Brocade’s operating results and gross margins could be below its expectations and the expectations of investors and stock market analysts, and its stock price could be negatively affected.

The loss of Brocade’s third-party contract manufacturer would adversely affect Brocade’s ability to manufacture and sell Brocade’s products.

The loss of Brocade’s third-party contract manufacturer could significantly impact Brocade’s ability to produce its products for an indefinite period of time. Qualifying a new contract manufacturer and commencing volume production is a lengthy and expensive process. If Brocade is required to change its contract manufacturer or if its contract manufacturer experiences delays, disruptions, capacity constraints, component parts shortages or quality control problems in its manufacturing operations, shipment of Brocade’s products to Brocade’s customers could be delayed resulting in loss of revenues and Brocade’s competitive position and relationship with customers could be harmed.

Brocade is dependent on sole source and limited source suppliers for certain key components.

Brocade purchases certain key components used in the manufacture of its products from single or limited sources. Brocade purchases specific ASICs from a single source, and Brocade purchases microprocessors, certain connectors, small form-factor pluggable transceivers, or SFP’s, logic chips, power supplies and programmable logic devices from limited sources. Brocade also licenses certain third-party software that is incorporated into Brocade’s operating system software and other software products. If Brocade is unable to obtain these and other components when required or Brocade experiences significant component defects, Brocade may not be able to deliver Brocade’s products to Brocade’s customers in a timely manner. As a result, Brocade’s business and financial results could be harmed.

Brocade uses rolling forecasts based on anticipated product orders to determine component requirements. If Brocade overestimates component requirements, Brocade may have excess inventory, which would increase Brocade’s costs. If Brocade underestimates component requirements, Brocade may have inadequate inventory, which could interrupt the manufacturing process and result in lost or delayed revenue. In addition, lead times for components vary significantly and depend on factors such as the specific supplier, contract terms, and demand for a component at a given time. Brocade also may experience shortages of certain components from time to time, which also could delay the manufacturing and sales processes. If Brocade overestimates or underestimates Brocade’s component requirements, or if Brocade experiences shortages, Brocade’s business and financial results could be harmed.

Brocade’s business is subject to cyclical fluctuations and uneven sales patterns.

Many of Brocade’s OEM partners experience uneven sales patterns in their businesses due to the cyclical nature of information technology spending. For example, some of Brocade’s partners close a disproportionate percentage of their sales transactions in the last month, weeks and days of each fiscal quarter, and other partners experience spikes in sales during the fourth calendar quarter of each year. Because the majority of Brocade’s sales are derived from a small number of OEM partners, when they experience seasonality, Brocade typically experiences similar seasonality. Historically, Brocade’s first and fourth fiscal quarters are seasonally stronger quarters than its second and third fiscal quarters. In addition, Brocade has experienced quarters where uneven sales patterns of Brocade’s OEM partners have resulted in a significant portion of Brocade’s revenue occurring in the last month of Brocade’s fiscal quarter. This exposes Brocade to additional inventory risk as it has to order products in anticipation of expected future orders and additional sales risk if Brocade is unable to fulfill unanticipated demand. Brocade is not able to predict the degree to which the seasonality and uneven sales patterns of Brocade’s OEM partners or other customers will affect Brocade’s business in the future particularly as Brocade release new products.

Brocade has been named as a party to several class action and derivative action lawsuits arising from Brocade’s internal reviews and related restatements of Brocade’s financial statements during 2005, and Brocade may be named in additional litigation, all of which could require significant management time and attention and result in significant legal expenses as well as result in an unfavorable outcome which could have a material adverse effect on Brocade’s business, financial condition, results of operations and cash flows.

Brocade is subject to a number of lawsuits arising from Brocade’s internal reviews and the related restatements of Brocade’s financial statements in 2005, some purportedly filed on behalf of a class of Brocade’s stockholders, against Brocade and certain of its executive officers claiming violations of securities laws and others purportedly filed on behalf of Brocade against certain of Brocade’s executive officers and board members, and Brocade may become the subject of additional private or government actions. The expense of defending such litigation may be significant. The amount of time to resolve these lawsuits is unpredictable and defending Brocade may divert management’s attention from the day-to-day operations of Brocade’s business, which could adversely affect Brocade’s business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation, such as a court judgment against the Company resulting in monetary damages or penalties, could have a material adverse effect on Brocade’s business, results of operations and cash flows.

As a result of Brocade’s internal reviews and related restatements, Brocade is subject to investigations by the SEC and Department of Justice, or DOJ, which may not be resolved favorably and have required, and will continue to require, a significant amount of management time and attention and accounting resources and legal expense, which could adversely affect Brocade’s business, results of operations and cash flows.

The SEC and the DOJ are currently conducting investigations of Brocade. The period of time necessary to resolve the SEC and DOJ investigations is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of Brocade’s business. If Brocade is subject to an adverse finding resulting from the SEC and DOJ investigation, Brocade could be required to pay damages or penalties or have other remedies imposed upon Brocade. During the three months ended January 28, 2006 Brocade began active settlement discussions with the Staff of the SEC’s Division of Enforcement, or the Staff. As a result of these discussions, for the three months ended January 28, 2006 Brocade recorded $7.0 million provision for an estimated settlement expense. The $7.0 million estimated settlement expense is based on an offer of settlement that Brocade made to the Staff and for which the Staff has stated it intends to recommend to the SEC’s Commissioners. The offer of settlement is contingent upon final approval by the SEC’s Commissioners. The restatements of Brocade’s financial results in 2005, the ongoing SEC and DOJ investigations and any negative outcome that may occur from these investigations could impact Brocade’s relationships with customers and Brocade’s ability to generate revenue. In addition, considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures are expected to continue to be incurred in the future. The SEC and DOJ investigations could adversely affect Brocade’s business, results of operations, financial position and cash flows.

In July 2006, the United States Attorney’s Office for the Northern District of California, the SEC, and the Federal Bureau of Investigation announced the filing of civil and, in some cases criminal, charges against certain former executive officers of Brocade. While those actions are targeted against former executive officers and not Brocade, those actions may nevertheless have an adverse impact on Brocade. In addition to the risks noted above, Brocade has certain indemnification obligations to such former officers in connection with such actions, which may result in significant expense to Brocade.

Brocade’s quarterly and annual revenues and operating results may fluctuate in future periods due to a number of factors, which could adversely affect the trading price of Brocade’s stock.

Brocade’s quarterly and annual revenues and operating results may vary significantly in the future due to a number of factors, any of which may cause Brocade’s stock price to fluctuate. Factors that may affect the predictability of Brocade’s annual and quarterly results include, but are not limited to, the following:

•	announcements, introductions, and transitions of new products by Brocade and its competitors or its OEM partners;

•	the timing of customer orders, product qualifications, and product introductions of Brocade’s OEM partners;

•	seasonal fluctuations;

•	changes, disruptions or downturns in general economic conditions, particularly in the information technology industry;

•	declines in average selling prices for Brocade’s products as a result of competitive pricing pressures or new product introductions by Brocade or its competitors;

•	the emergence of new competitors and new technologies in the storage network and data management markets;

•	deferrals of customer orders in anticipation of new products, services, or product enhancements introduced by Brocade or its competitors;

•	Brocade’s ability to timely produce products that comply with new environmental restrictions or related requirements of its OEM customers;

•	Brocade’s ability to obtain sufficient supplies of sole- or limited-sourced components, including ASICs, microprocessors, certain connectors, certain logic chips, and programmable logic devices;

•	increases in prices of components used in the manufacture of Brocade’s products;

•	Brocade’s ability to attain and maintain production volumes and quality levels;

•	variations in the mix of Brocade’s products sold and the mix of distribution channels and geographies through which they are sold;

•	pending or threatened litigation;

•	stock-based compensation expense that is affected by Brocade’s stock price;

•	new legislation and regulatory developments; and

•	other risk factors detailed in this section entitled “Risks Related to Brocade’s Business.”

Accordingly, the results of any prior periods should not be relied upon as an indication of future performance. Brocade cannot assure you that in some future quarter Brocade’s revenues or operating results will not be below Brocade’s projections or the expectations of stock market analysts or investors, which could cause Brocade’s stock price to decline.

The failure to accurately forecast demand for Brocade’s products or the failure to successfully manage the production of Brocade’s products could negatively affect the supply of key components for Brocade’s products and Brocade’s ability to manufacture and sell Brocade’s products.

Brocade provides product forecasts to its contract manufacturer and places purchase orders with it in advance of the scheduled delivery of products to Brocade’s customers. Moreover, in preparing sales and demand forecasts, Brocade relies largely on input from its OEM partners. Therefore, if Brocade or its OEM partners are unable to accurately forecast demand, or if Brocade fails to effectively communicate with its distribution partners about end-user demand or other time-sensitive information, sales and demand forecasts may not reflect the most accurate, up-to-date information. If these forecasts are inaccurate, Brocade may be unable to obtain adequate manufacturing capacity from its contract manufacturer to meet customers’ delivery requirements, or Brocade may accumulate excess inventories. Furthermore, Brocade may not be able to identify forecast discrepancies until late in its fiscal quarter. Consequently, Brocade may not be able to make adjustments to its business model. If Brocade is unable to obtain adequate manufacturing capacity from its contract manufacturer, if Brocade accumulates excess inventories, or if Brocade is unable to make necessary adjustments to Brocade’s business model, revenue may be delayed or even lost to Brocade’s competitors, and Brocade’s business and financial results may be harmed.

In addition, although the purchase orders placed with Brocade’s contract manufacturer are cancelable, in certain circumstances Brocade could be required to purchase certain unused material not returnable, usable by, or sold to other customers if Brocade cancels any of Brocade’s orders. This purchase commitment exposure is particularly high in periods of new product introductions and product transitions. If Brocade is required to purchase unused material from Brocade’s contract manufacturer, Brocade would incur unanticipated expenses and Brocade’s business and financial results could be negatively affected.

Brocade may not realize the anticipated benefits of past or future mergers and strategic investments, and integration of acquired companies or technologies may negatively impact Brocade’s business.

Brocade has in the past, and may in the future, acquire or make strategic investments in additional companies, products or technologies. Most recently, Brocade announced that Brocade entered into an agreement to acquire McDATA in August 2006. Other examples include the acquisition of NuView, Inc. in March 2006 and Therion Software Corporation in May 2005, and a strategic investment in Tacit Networks in May 2005 (acquired by Packeteer, Inc. in May 2006). Brocade may not realize the anticipated benefits of these or any other mergers or strategic investments, which involve numerous risks, including:

•	problems integrating the purchased operations, technologies, personnel or products over geographically disparate locations;

•	assumption of debt and contingent liabilities;

•	unanticipated costs, litigation and other contingent liabilities;

•	diversion of management’s attention from Brocade’s daily operations and business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering into markets in which Brocade have limited, or no prior experience;

•	failure to successfully manage additional remote locations, including the additional infrastructure and resources necessary to support and integrate such locations;

•	incurrence of significant exit charges if products acquired in business combinations are unsuccessful;

•	incurrence of merger-related costs or amortization costs for acquired intangible assets that could impact Brocade’s operating results;

•	potential write-down of goodwill and/or acquired intangible assets, which are subject to impairment testing on a regular basis, and could significantly impact Brocade’s operating results;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	dilution of the percentage of Brocade’s stockholders to the extent equity is used as consideration or option plans are assumed; and

•	potential loss of Brocade’s key employees or the key employees of an acquired organization.

If Brocade is not able to successfully integrate businesses, products, technologies or personnel that Brocade acquires, or to realize expected benefits of Brocade’s mergers or strategic investments, Brocade’s business and financial results may be adversely affected.

If Brocade loses key personnel or is unable to hire additional qualified personnel, Brocade’s business may be harmed.

Brocade’s success depends to a significant degree upon the continued contributions of key management, engineering, sales and other personnel, many of whom would be difficult to replace. Brocade believes its future success will also depend, in large part, upon Brocade’s ability to attract and retain highly skilled managerial, engineering, sales and other personnel, and on the ability of management to operate effectively, both individually and as a group, in geographically disparate locations. Brocade has experienced difficulty in hiring qualified personnel in areas such as application specific integrated circuits, software, system and test, sales, marketing, service, key management and customer support. In addition, Brocade’s past reductions in force could potentially make attracting and retaining qualified employees more difficult in the future. Brocade’s ability to hire qualified personnel may also be negatively impacted by Brocade’s internal reviews and financial statement restatements in 2005, related investigations by the SEC and DOJ, and Brocade’s stock price. The loss of the services of any of Brocade’s key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively affect Brocade’s ability to sell its products.

In addition, companies in the computer storage and server industry whose employees accept positions with competitors may claim that their competitors have engaged in unfair hiring practices or that there will be inappropriate disclosure of confidential or proprietary information. Brocade may be subject to such claims in the future as Brocade seeks to hire additional qualified personnel. Such claims could result in material litigation. As a result, Brocade could incur substantial costs in defending against these claims, regardless of their merits, and be subject to additional restrictions if any such litigation is resolved against Brocade.

Brocade is subject to environmental regulations that could have a material adverse effect on Brocade’s business.

Brocade is subject to various environmental and other regulations governing product safety, materials usage, packaging and other environmental impacts in the various countries where Brocade’s products are sold. For example, many of Brocade’s products are subject to laws and regulations that restrict the use of mercury, hexavalent chromium, cadmium and other substances, and require producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of Brocade’s products when they have reached the end of their useful life. For example, in Europe substance restrictions apply to products sold, and certain of Brocade’s OEM partners require compliance with these or more stringent requirements. In some cases Brocade redesigned Brocade’s products to comply with these substance restrictions as well as related requirements imposed by Brocade’s OEM customers. In addition, recycling, labeling, financing and related requirements apply to products Brocade sells in Europe. Brocade is also coordinating with Brocade’s suppliers to provide Brocade with compliant materials, parts and components. Despite Brocade’s efforts to ensure that Brocade’s products comply with new and emerging requirements, Brocade cannot provide absolute assurance that its products will, in all cases comply with such requirements. If Brocade’s products do not comply with the European substance restrictions or other applicable environmental laws, Brocade could become subject to fines, civil or criminal sanctions, and contract damage claims. In addition, Brocade could be prohibited from shipping non-compliant products into one or more jurisdictions, and required to recall and replace any non-compliant products already shipped, which would disrupt Brocade’s ability to ship products and result in reduced revenue, increased obsolete or excess inventories and harm to Brocade’s business and customer relationships. Brocade’s suppliers may also fail to provide it with compliant materials, parts and components despite Brocade’s requirement to them to provide compliant materials, parts and components, which could impact Brocade’s ability to timely produce compliant products and, accordingly could disrupt Brocade’s business. In addition, various other countries and states in the United States have issued, or are in the process of issuing, other environmental regulations that may impose additional restrictions or obligations and require further changes to Brocade’s products.

Brocade’s revenues will be affected by changes in domestic and international information technology spending and overall demand for storage area network solutions.

In the past, unfavorable or uncertain economic conditions and reduced global information technology spending rates have adversely affected Brocade’s operating results. Brocade is unable to predict changes in general economic conditions and when information technology spending rates will be affected. If there are future reductions in either domestic or international information technology spending rates, or if information technology spending rates do not improve, Brocade’s revenues, operating results and financial condition may be adversely affected.

Even if information technology spending rates increase, Brocade cannot be certain that the market for storage network and data management solutions will be positively impacted. Brocade’s storage networking products are sold as part of storage systems and subsystems. As a result, the demand for Brocade’s storage networking products has historically been affected by changes in storage requirements associated with growth related to new applications and an increase in transaction levels. Although in the past Brocade has experienced historical growth in Brocade’s business as enterprise-class customers have adopted storage area network technology, demand for storage network products in the enterprise-class sector could be adversely affected if the overall economy weakens or experiences greater uncertainty, or if larger businesses were to decide to limit new equipment purchases. If information technology spending levels are restricted, and new products improve Brocade’s customers’ ability to utilize their existing storage infrastructure, the demand for storage network products may decline. If this occurs, Brocade’s business and financial results will be harmed.

Brocade’s failure to successfully manage the transition between its new products and its older products may adversely affect Brocade’s financial results.

As Brocade introduces new or enhanced products, Brocade must successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. For example, Brocade’s introduction of 4 Gigabit per second, or Gbit, technology solutions that replaced many of Brocade’s 2 Gbit products contributed to a quarterly drop in revenue in the third quarter of fiscal year 2005 and write-downs of $3.4 million and $1.8 million for excess and obsolete inventory during the third and fourth quarters of fiscal year 2005, respectively. When Brocade introduces new or enhanced products, Brocade faces numerous risks relating to product transitions, including the inability to accurately forecast demand, and manage different sales and support requirements due to the type or complexity of the new products.

Brocade’s business is subject to increasingly complex corporate governance, public disclosure, accounting, and tax requirements that have increased both its costs and the risk of noncompliance.

Brocade is subject to rules and regulations of federal and state government as well as the stock exchange on which Brocade’s common stock is listed. These entities, including the Public Company Accounting Oversight Board, or PCAOB, the SEC, the Internal Revenue Service and Nasdaq, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Brocade’s efforts to comply with these requirements have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Brocade is subject to periodic audits or other reviews by such governmental agencies. For example, in November 2005, Brocade was notified by the Internal Revenue Service that Brocade’s domestic federal income tax return for the year ended October 25, 2003 was subject to audit. Additionally, in May 2006, the Franchise Tax Board notified Brocade that its California income tax returns for the years ended October 25, 2003 and October 30, 2004 are subject to audit. The SEC also periodically reviews Brocade’s public company filings. Any such examination or review frequently requires management’s time and diversion of internal resources and, in the event of an unfavorable outcome, may result in additional liabilities or adjustments to Brocade’s historical financial results.

Brocade’s future operating expenses may be adversely affected by changes in Brocade’s stock price.

A portion of Brocade’s outstanding stock options are subject to variable accounting. Under variable accounting, Brocade is required to remeasure the value of the options, and the corresponding compensation expense, at the end of each reporting period until the option is exercised, cancelled or expires unexercised. As a result, the stock-based compensation expense Brocade recognizes in any given period can vary substantially due to changes in the market value of Brocade’s common stock. Volatility associated with stock price movements has resulted in compensation benefits when Brocade’s stock price has declined and compensation expense when Brocade’s stock price has increased. For example, the market value of Brocade’s common stock at the end of the third and fourth quarters of fiscal year 2005 and the first quarter of 2006 was $4.48, $3.60 and $4.62 per share, respectively. Accordingly, Brocade recorded compensation expense (benefit) in the fourth quarter of fiscal year 2005 and the first quarter of fiscal year 2006 of approximately $(0.2) million and $0.3 million, respectively. Brocade is unable to predict the future market value of Brocade’s common stock and therefore is unable to predict the compensation expense or benefit that Brocade will record in future periods.

Changes in accounting rules, including the expensing of stock options granted to Brocade’s employees, could have a material impact on Brocade’s reported business and financial results.

The U.S. generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the PCAOB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on Brocade’s reported financial results.

On December 15, 2004, the FASB issued SFAS 123R, Share-Based Payment, which requires Brocade to measure compensation expense for employee stock options using the fair value method beginning the first quarter of fiscal year 2006, which is the quarter ended January 28, 2006. SFAS 123R applies to all outstanding stock options that are not vested at the effective date and grants of new stock options made subsequent to the effective date. As a result of SFAS 123R, Brocade recorded higher levels of stock based compensation due to differences between the valuation methods of SFAS 123R and APB 25. In prior periods, Brocade recorded any compensation expense associated with stock option grants to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25.

Brocade has extensive international operations, which subjects it to additional business risks.

A significant portion of Brocade’s sales occur in international jurisdictions and Brocade’s contract manufacturer has significant operations in China. Brocade also plans to continue to expand its international operations and sales activities. Expansion of international operations will involve inherent risks that Brocade may not be able to control, including:

•	supporting multiple languages;

•	recruiting sales and technical support personnel with the skills to design, manufacture, sell, and support Brocade’s products;

•	increased complexity and costs of managing international operations;

•	increased exposure to foreign currency exchange rate fluctuations;

•	commercial laws and business practices that favor local competition;

•	multiple, potentially conflicting, and changing governmental laws, regulations and practices, including differing export, import, tax, labor, anti-bribery and employment laws;

•	longer sales cycles and manufacturing lead times;

•	difficulties in collecting accounts receivable;

•	reduced or limited protection of intellectual property rights;

•	managing a development team in geographically disparate locations, including China and India; and

•	more complicated logistics and distribution arrangements.

In addition, international political instability may halt or hinder Brocade’s ability to do business and may increase Brocade’s costs. Various events, including the occurrence or threat of terrorist attacks, increased national security measures in the United States and other countries, and military action and armed conflicts, can suddenly increase international tensions. In addition, concerns about other international crises, such as the spread of severe acute respiratory syndrome, avian influenza, or bird flu, and West Nile viruses, may have an adverse effect on the world economy and could adversely affect Brocade’s business operations or the operations of Brocade’s OEM partners, contract manufacturer and suppliers.

To date, no material amount of Brocade’s international revenues and costs of revenues have been denominated in foreign currencies. As a result, an increase in the value of the United States dollar relative to foreign currencies could make Brocade’s products more expensive and, thus, not competitively priced in foreign markets. Additionally, a decrease in the value of the United States dollar relative to foreign currencies could increase Brocade’s operating costs in foreign locations. In the future, a larger portion of Brocade’s international revenues may be denominated in foreign currencies, which will subject Brocade to additional risks associated with fluctuations in those foreign currencies. Brocade currently does not have hedging program in place to offset its foreign currency risk.

Undetected software or hardware errors could increase Brocade’s costs, reduce Brocade’s revenues and delay market acceptance of Brocade’s products.

Networking products frequently contain undetected software or hardware errors, or bugs, when first introduced or as new versions are released. Brocade’s products are becoming increasingly complex and, particularly as Brocade continues to expand Brocade’s product portfolio to include software-centric products, including software licensed from third parties, errors may be found from time to time in Brocade’s products. Some types of errors also may not be detected until the product is installed in a heavy production or user environment. In addition, Brocade’s products are often combined with other products, including software, from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause Brocade to incur significant warranty and repair costs, divert the attention of engineering personnel from product development efforts and cause significant customer relations problems. Moreover, the occurrence of hardware and software errors, whether caused by another vendor’s storage network and data management products or Brocade’s, could delay market acceptance of Brocade’s new products.

Brocade relies on licenses from third parties and the loss or inability to obtain any such license could harm Brocade’s business.

Many of Brocade’s products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of Brocade’s products, Brocade believes that, based upon past experience and standard industry practice, such licenses generally could be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all. Brocade’s inability to obtain certain licenses or other rights on favorable terms could have a material adverse effect on Brocade’s business, operating results and financial condition. In addition, if Brocade fails to carefully manage the use of “open source” software in Brocade’s products, Brocade may be required to license key portions of Brocade’s products on a royalty free basis or expose key parts of source code.

Third-parties may bring infringement claims against Brocade, which could be time-consuming and expensive to defend.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Brocade has in the past been involved in intellectual property-related disputes, including lawsuits with Vixel Corporation, Raytheon Company and McDATA, and Brocade may be involved in such disputes in the future, to protect Brocade’s intellectual property or as a result of an alleged infringement of the intellectual property of others. Brocade also may be subject to indemnification obligations with respect to infringement of third party intellectual property rights pursuant to Brocade’s agreements with OEM partners or customers. These claims and any resulting lawsuit could subject Brocade to significant liability for damages and invalidation of proprietary rights. Any such lawsuits, even if ultimately resolved in Brocade’s favor, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property dispute also could force Brocade to do one or more of the following:

•	stop selling, incorporating or using products or services that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property a license to the relevant intellectual property, which may require Brocade to pay royalty or license fees, or to license Brocade’s intellectual property to such owner, and which may not be available on commercially reasonable terms or at all; and

•	redesign those products or services that use technology that is the subject of an infringement claim.

If Brocade is forced to take any of the foregoing actions, Brocade’s business and results of operations could be materially harmed.

Business interruptions could adversely affect Brocade’s business.

Brocade’s operations and the operations of its suppliers, contract manufacturer and customers are vulnerable to interruption by fire, earthquake, hurricanes, power loss, telecommunications failure and other events beyond Brocade’s control. For example, a substantial portion of Brocade’s facilities, including its corporate headquarters, is located near major earthquake faults. In the event of a major earthquake, Brocade could experience business interruptions, destruction of facilities and loss of life. Brocade does not carry earthquake insurance and has not set aside funds or reserves to cover such potential earthquake-related losses. In addition, Brocade’s contract manufacturer has a major facility located in an area that is subject to hurricanes. In the event that a material business interruption occurs that affects Brocade or its suppliers, contract manufacturer or customers, shipments could be delayed and Brocade’s business and financial results could be harmed.

Provisions in Brocade’s charter documents, customer agreements, and Delaware law could prevent or delay a change in control of Brocade, which could hinder stockholders’ ability to receive a premium for Brocade’s stock.

Provisions of Brocade’s certificate of incorporation and bylaws may discourage, delay or prevent a merger or merger that a stockholder may consider favorable. These provisions include:

•	authorizing the issuance of preferred stock without stockholder approval;

•	providing for a classified board of directors with staggered, three-year terms;

•	prohibiting cumulative voting in the election of directors;

•	limiting the persons who may call special meetings of stockholders;

•	prohibiting stockholder actions by written consent; and

•	requiring super-majority voting to effect amendments to the foregoing provisions of Brocade’s certificate of incorporation and bylaws.

Certain provisions of Delaware law also may discourage, delay, or prevent someone from acquiring or merging with Brocade, and Brocade’s agreements with certain of Brocade’s customers require that Brocade give prior notice of a change of control and grant certain manufacturing rights following a change of control. Brocade’s various anti-takeover provisions could prevent or delay a change in control of Brocade, which could hinder stockholders’ ability to receive a premium for Brocade’s stock.

In addition, Brocade currently has in place a stockholder rights plan; however, in November 2006, Brocade’s board of directors determined to terminate the rights plan, which is expected to be done in the near future.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

Brocade’s principal administrative, sales and marketing, education, customer support, and research and development facilities are located in approximately 405,000 square feet of office space in San Jose, California. Approximately 211,000 square feet of such office space is leased, and the remaining 194,000 square feet is owned by Brocade. The leases on Brocade’s leased office space will expire in August 2010. In addition to the San Jose facilities, Brocade also leases sales, marketing, and administrative office space in various locations throughout the world.

Item 3.	Legal Proceedings

From time to time, claims are made against Brocade in the ordinary course of its business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting Brocade from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse affect on Brocade’s results of operations for that period or future periods.

On July 20, 2001, the first of a number of putative class actions for violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Brocade, certain of its officers and directors, and certain of the underwriters for Brocade’s initial public offering of securities. A consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation was filed on April 19, 2002. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in Brocade’s initial public offering and seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against Brocade is being coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases as In Re Initial Public Offering Securities Litigation, 21 MC 92(SAS). In October 2002, the individual defendants were dismissed without prejudice from the action, pursuant to a tolling agreement. On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against Brocade. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including Brocade, was submitted to the Court for approval. On August 31, 2005, the Court granted preliminary approval of the settlement. On April 24, 2006 the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court has yet to issue a ruling on the motion for final approval. The settlement remains subject to a number of conditions, including final approval by the Court. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. Brocade is not one of the test cases and it is unclear what impact this will have on the class certified in Brocade’s case.

On May 16, 2005, Brocade announced that the SEC and the Department of Justice, or the DOJ, are conducting an investigation regarding Brocade’s historical stock option granting processes. Brocade has been cooperating with the SEC and DOJ. During the first quarter of fiscal year 2006, Brocade began active settlement discussions with the Staff of the SEC’s Division of Enforcement, or the Staff, regarding its financial restatements related to stock option accounting. As a result of these discussions, for the three months ended January 28, 2006, Brocade recorded $7.0 million provision for an estimated settlement expense. The $7.0 million estimated settlement expense is based on an offer of settlement that Brocade made to the Staff and for which the Staff has noted it intends on recommending to the SEC’s Commissioners. The offer of settlement is contingent upon final approval by the SEC’s Commissioners.

Beginning on or about May 19, 2005, several securities class action complaints were filed against Brocade and certain of its current and former officers. These actions were filed in the United States District Court for the Northern District of California on behalf of purchasers of Brocade’s stock from February 2001 to May 2005. These lawsuits followed Brocade’s restatement of certain financial results due to stock-based compensation accounting issues. On January 12, 2006, the Court appointed a lead plaintiff and lead counsel. On April 14, 2006, the lead plaintiff filed a consolidated complaint on behalf of purchasers of Brocade’s stock from May 2000 to May 2005. The consolidated complaint alleges, among other things, violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The consolidated complaint generally alleges that Brocade and the individual defendants made false or misleading public statements regarding Brocade’s business and operations and seeks unspecified monetary damages and other relief against the defendants. These lawsuits followed Brocade’s restatement of certain financial results due to stock-based compensation accounting issues.

Beginning on or about May 24, 2005, several derivative actions were also filed against certain of Brocade’s current and former directors and officers. These actions were filed in the United States District Court for the Northern District of California and in the California Superior Court in Santa Clara County. The complaints allege that certain of Brocade’s officers and directors breached their fiduciary duties to Brocade by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. Brocade is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The derivative actions pending in the District Court for the Northern District of California were consolidated and the Court created a Lead Counsel structure. The derivative plaintiffs filed a consolidated complaint in the District Court for the Northern District of California on October 7, 2005, and Brocade filed a motion to dismiss that action on October 27, 2005. On January 6, 2006, Brocade’s motion was granted and the consolidated complaint in the District Court for the Northern District of California was dismissed with leave to amend. The parties to this action subsequently reached a preliminary settlement, which remains subject to approval by the Court.

The derivative actions pending in the Superior Court in Santa Clara County were consolidated. The derivative plaintiffs filed a consolidated complaint in the Superior Court in Santa Clara County on September 19, 2005. Brocade filed a motion to stay that action in deference to the substantially identical consolidated derivative action pending in the District Court for the Northern District of California, and on November 15, 2005, the Court stayed the action. In October 2006, the Court partially lifted the stay and granted plaintiffs leave to file an amended complaint. On November 13, 2006, plaintiffs filed an amended complaint.

No amounts have been recorded in Brocade’s Consolidated Financial Statements associated with these matters as the amounts are not probable or estimable other than the $7.0 million provision for an estimated settlement expense with the SEC as noted above.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock has been quoted on the Nasdaq Global Select Market under the symbol “BRCD” since our initial public offering on May 24, 1999. Prior to this time, there was no public market for the stock. See “Item 6 — Selected Financial Data” for the high and low sales prices per share of our common stock as reported on the Nasdaq Global Select Market, for the periods indicated.

According to records of our transfer agent, we had 621 stockholders of record at December 12, 2006 and we believe there are a substantially greater number of beneficial holders. We did not pay dividends in fiscal year 2005 or fiscal year 2006. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. See Note 11, “Stockholders’ Equity,” of the Notes to Consolidated Financial Statements for equity compensation plan information.

The following table summarizes stock repurchase activity for the three months ended October 28, 2006 (in thousands, except per share amounts):

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number		as Part of Publicly	May Yet be
	of Shares	Average Price	Announced	Purchased Under
	Purchased(1)	Paid per Share	Program	the Program(2)

July 30, 2006 — August 26, 2006	—	—	—	$52,743
August 27, 2006 — September 23, 2006	1	6.00	—	$52,737
September 24, 2006 — October 28, 2006	—	—	—	$52,737

Total	1	6.00	—	$52,737

(1)	The total number of shares repurchased includes those shares of Brocade common stock that employees surrender for tax withholding purposes in connection with vesting of restricted stock. As of October 28, 2006, approximately 1.9 million shares are subject to repurchase by Brocade.

(2)	In August 2004, our board of directors approved a share repurchase program for up to $100.0 million of our common stock. The purchases may be made, from time to time, in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of October 28, 2006, we have purchased 7.9 million shares at an average price of $5.93 per share, and under this program $52.7 million remains available for future repurchases.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Annual Report on Form 10-K.

The consolidated statement of operations data set forth below for each of the years in the three-year period ended October 28, 2006, the consolidated balance sheet data as of October 28, 2006 and October 29, 2005, are derived from, and qualified by reference to, the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of October 30, 2004 is derived from audited financial statements not included herein. The consolidated statement of operations data for the years ended October 25, 2003, and October 26, 2002, and the balance sheet data as of October 25, 2003 and October 26, 2002, are derived from unaudited financial statements not included herein.

	Fiscal Year Ended
	October 28,	October 29,	October 30,	October 25,	October 26,
	2006(1)	2005(2)	2004(3)	2003(4)	2002
	(In thousands, except per share amounts)

Statement of Operations Data:
Net revenues	$750,592	$574,120	$596,265	$525,277	$562,369
Cost of revenues	305,184	251,161	268,974	241,163	226,933

Gross margin	445,408	322,959	327,291	284,114	335,436

Operating expenses (benefits):
Research and development	164,843	132,448	142,535	146,545	126,027
Sales and marketing	139,434	101,202	102,445	115,075	108,784
General and administrative	31,089	25,189	24,593	21,306	7,583
Legal fees associated with indemnification obligations, SEC investigation and other related costs	13,654	14,027	—	—	—
Provision for SEC settlement	7,000	—	—	—	—
Amortization of intangible assets	2,294	—	—	—	—
Acquisition and integration costs	9,646	—	—	—	—
Restructuring and facilities lease losses, net	3,775	(670)	84,557	20,828	—
Settlement of an acquisition-related claim	—	—	6,943	—	—
In-process research and development	—	7,784	—	134,898	—

Total operating expenses	371,735	279,980	361,073	438,652	242,394

Income (loss) from operations	73,673	42,979	(33,782)	(154,538)	93,042
Interest and other income, net	29,098	22,656	18,786	18,424	22,668
Interest expense	(7,082)	(7,693)	(10,677)	(13,339)	(11,427)
Gain on repurchases of convertible subordinated debt	—	2,318	5,613	11,118	—
Gain (loss) on investments, net	2,663	(5,062)	436	3,638	7,095

Income (loss) before provision for income taxes	98,352	55,198	(19,624)	(134,697)	111,378
Income tax provision	30,723	12,077	14,070	11,852	5,343

Net income (loss)	$67,629	$43,121	$(33,694)	$(146,549)	$106,035

Net income (loss) per share — basic	$0.25	$0.16	$(0.13)	$(0.58)	$0.46

Net income (loss) per share — diluted	$0.25	$0.16	$(0.13)	$(0.58)	$0.44

Shares used in per share calculation — basic	269,602	268,176	260,446	250,610	231,591

Shares used in per share calculation — diluted	274,142	270,260	260,446	250,610	240,761

Balance Sheet Data:
Cash, cash equivalents, investments and restricted short-term investments	$582,554	$764,402	$736,908	$835,565	$888,388
Working capital(5)	428,233	317,819	434,162	355,634	534,777
Total assets	900,718	981,730	987,382	1,063,174	1,171,367
Non-current liabilities associated with lease losses	11,105	12,481	16,799	16,518	22,602
Convertible subordinated debt and capital lease obligations	—	278,883	352,279	442,950	550,000
Total stockholders’ equity	616,230	508,847	445,652	447,868	446,255

Note: We report our fiscal year on a 52/53-week period ending on the last Saturday in October of each year. Accordingly, the fiscal year ends for fiscal years 2006, 2005, and 2004, were October 28, 29, and 30, respectively. As is customary for companies that use the 52/53-week convention, every 5th year contains a 53-week fiscal year. As a result, our fiscal year 2004 was a 53-week fiscal year. Also as a result, our second quarter of fiscal year 2004 included one extra week and was 14 weeks in length. Fiscal years 2006, 2005, 2003 and 2002 were 52-week fiscal years.

(1)	The fiscal year ended October 28, 2006 includes the impact of the acquisition of NuView, which was completed in the second quarter of fiscal year 2006 (see Note 3, “Acquisitions,” of the Notes to Consolidated Financial Statements). In addition, in the fiscal year ended October 28, 2006 we recorded a $2.7 million gain on investments on the disposition of portfolio investments primarily associated with non-marketable private strategic investments (see Note 16, “Gain on Investment, net,” of the Notes to Consolidated Financial Statements). The fiscal year ended October 28, 2006 also includes legal fees associated with applicable indemnification obligations, SEC investigation and other related costs of $13.7 million. Further, during the first fiscal quarter we began active settlement discussions with the SEC’s Division of Enforcement regarding our financial restatements related to stock option accounting. As a result of these discussions, we recorded a provision of $7.0 million for an estimated settlement expense (see Note 10 “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements). During the second fiscal quarter, we recorded a charge of $3.8 million related to estimated facilities lease losses, net of expected sublease income (see Note 6, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Consolidated Financial Statements). Moreover, during the fourth quarter, and related to prior acquisitions and the potential acquisition of McDATA, we recorded acquisition and integration costs for a total of $9.6 million (see Note 10 “Commitments and Contingencies”, of the Notes to the Consolidated Financial Statements).

(2)	The fiscal year ended October 29, 2005 includes the impact of the acquisition of Therion, which was completed in the third quarter of fiscal year 2005. In connection with our acquisition of Therion, we recorded in-process research and development expense of $7.8 million (see Note 3, “Acquisitions,” of the Notes to Consolidated Financial Statements). The fiscal year ended October 29, 2005 also includes Audit Committee internal review and SEC investigation costs of $14.0 million. In January 2005 we announced that our Audit Committee completed an internal review regarding historical stock option granting practices. Following the January 2005 Audit Committee internal review, on May 16, 2005, we announced that additional information came to our attention that indicated that certain guidelines regarding stock option granting practices were not followed and our Audit Committee had commenced an internal review of our stock option accounting focusing on leaves of absence and transition and advisory roles. Our Audit Committee review was completed in November 2005. In addition, in the fiscal year ended October 29, 2005 we recorded a $5.1 million net loss on investments on the disposition of portfolio investments primarily associated with the defeasance of the indenture agreement relating to our 2% Convertible Notes (see Note 9, “Convertible Subordinated Debt,” of the Notes to Consolidated Financial Statements) and recorded a total of $2.3 million gain on repurchases of convertible subordinated debt.

(3)	The fiscal year ended October 30, 2004 includes the impact of restructuring costs of $9.0 million related to a restructuring plan implemented during the three months ended May 1, 2004 (see Note 5, “Restructuring Costs,” of the Notes to Consolidated Financial Statements). The fiscal year ended October 30, 2004 also includes a net lease termination charge and other of $75.6 million. During the three months ended January 24, 2004, we purchased a previously leased building located near our San Jose headquarters for $106.8 million in cash. The $106.8 million consisted of $30.0 million for the purchase of land and a building and $76.8 million for a lease termination fee (see Note 6, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Consolidated Financial Statements). In addition, in the fiscal year ended October 30, 2004 we recorded a $6.9 million charge in settlement of a claim relating to our acquisition of Rhapsody and recorded a total of $5.6 million gain on repurchases of convertible subordinated debt.

(4)	The fiscal year ended October 25, 2003 includes the impact of our acquisition of Rhapsody, which was completed in the second quarter of fiscal year 2003. In connection with our acquisition of Rhapsody, we recorded in-process research and development expense of $134.9 million. The fiscal year ended October 25, 2003 also includes restructuring costs of $20.8 million (see Note 5, “Restructuring Costs,” of the Notes to

Consolidated Financial Statements), gain on repurchases of convertible subordinated debt of $11.1 million, and net gains on the disposition of non-marketable private strategic investments of $3.6 million.

(5)	The calculation of working capital for the fiscal year ended October 30, 2005 also includes the balance of convertible subordinated debt of $278.9 million.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share and stock price amounts)

Quarterly Data:
Fiscal Year Ended October 28, 2006
Net revenues	$170,082	$182,742	$188,947	$208,821
Gross margin	$100,701	$105,144	$111,914	$127,649
Income from operations	$12,261	$15,357	$21,575	$24,480
Net income	$9,660	$13,513	$24,498	$19,958
Per share amounts:
Basic	$0.04	$0.05	$0.09	$0.07
Diluted	$0.04	$0.05	$0.09	$0.07
Shares used in computing per share amounts:
Basic	269,400	270,564	269,417	269,027
Diluted	272,101	274,393	273,959	276,113
Closing prices:
High	$4.63	$6.97	$6.69	$8.92
Low	$3.44	$4.56	$5.52	$5.01
Fiscal Year Ended October 29, 2005
Net revenues	$161,578	$144,753	$122,273	$145,516
Gross margin	$97,172	$82,834	$62,386	$80,567
Income (loss) from operations	$30,162	$19,448	$(14,311)	$7,680
Net income (loss)	$27,943	$21,357	$(7,235)	$1,056
Per share amounts:
Basic	$0.10	$0.08	$(0.03)	$0.00
Diluted	$0.10	$0.08	$(0.03)	$0.00
Shares used in computing per share amounts:
Basic	266,218	268,043	268,765	269,679
Diluted	271,422	269,823	268,765	270,311
Closing prices:
High	$7.99	$6.42	$4.49	$4.49
Low	$5.83	$4.35	$3.88	$3.51

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share and stock price amounts)

Fiscal Year Ended October 30, 2004
Net revenues	$145,040	$145,579	$150,040	$155,606
Gross margin	$77,404	$78,793	$84,213	$86,881
Income (loss) from operations	$(68,154)	$(6,214)	$18,635	$21,951
Net income (loss)	$(69,485)	$1,883	$13,620	$20,288
Per share amounts:
Basic	$(0.27)	$0.01	$0.05	$0.08
Diluted	$(0.27)	$0.01	$0.05	$0.08
Shares used in computing per share amounts:
Basic	257,796	259,265	261,481	263,242
Diluted	257,796	263,373	263,541	265,194
Closing prices:
High	$7.95	$7.44	$6.14	$6.80
Low	$5.49	$5.35	$4.41	$4.04

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We report our fiscal year on a 52/53-week period ending on the last Saturday in October of each year. Accordingly, the fiscal year ends for fiscal years 2006, 2005, and 2004 were October 28, 29, and 30, respectively. As is customary for companies that use the 52/53-week convention, every 5th year contains a 53-week fiscal year. As a result, our fiscal year 2004 was a 53-week fiscal year. Also as a result, our second quarter of fiscal year 2004 included one extra week and was 14 weeks in length. Fiscal years 2006 and 2005, were 52-week fiscal years. The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

	Fiscal Years Ended
	October 28,	October 29,	October 30,
	2006	2005	2004

Net revenues	100.0%	100.0%	100.0%
Cost of revenues	40.7	43.7	45.1

Gross margin	59.3	56.3	54.9

Operating expenses:
Research and development	22.0	23.1	23.9
Sales and marketing	18.6	17.6	17.2
General and administrative	4.1	4.4	4.1
Legal fees associated with indemnification obligations, SEC investigation and other related costs	1.8	2.4	—
Provision for SEC settlement	0.9
Amortization of intangible assets	0.3	—	—
Acquisition and integration costs	1.3	—	—
Restructuring and facilities lease losses, net	0.5	(0.1)	14.2
Settlement of an acquisition-related claim	—	—	1.2
In-process research and development	—	1.4	—
Total operating expenses	49.5	48.8	60.6

Income (loss) from operations	9.8	7.5	(5.7)
Interest and other income, net	3.9	3.9	3.2
Interest expense	(0.9)	(1.3)	(1.8)
Gain on repurchases of convertible subordinated debt	0.0	0.4	0.9
Gain (loss) on investments, net	0.4	(0.9)	0.1

Income (loss) before provision for income taxes	13.1	9.6	(3.3)
Income tax provision	4.1	2.1	2.4

Net income (loss)	9.0%	7.5%	(5.7)%

Revenues.  Our revenues are derived primarily from sales of our family of SAN products. Our fabric switches and directors, which range in size from 8 ports to 384 ports, connect servers and storage devices creating a SAN.

From a geographical perspective, our total net revenues for the year ended October 28, 2006 and October 29, 2005 were as follows (in thousands):

	Year Ended				Increase/	%
	October 28, 2006		October 29, 2005		(Decrease)	Change

Domestic	$478,138	64%	$363,761	63%	$114,377	31%
International	272,454	36%	210,359	37%	62,095	30%

Total Net Revenue	$750,592	100%	$574,120	100%	$176,472	31%

In addition, from a geographical perspective, net revenues for the year ended October 29, 2005 and October 30, 2004 were as follows (in thousands):

	Year Ended				Increase/	%
	October 29, 2005		October 30, 2004		(Decrease)	Change

Domestic	$363,761	63%	$384,650	65%	$(20,889)	(5)%
International	210,359	37%	211,615	35%	(1,256)	(1)%

Total Net Revenue	$574,120	100%	$596,265	100%	$(22,145)	(4)%

For the year ended October 28, 2006, the increase in net revenues reflected a 47 percent increase in the number of ports shipped partially offset by a 12 percent decline in average selling price per port. For the year ended October 29, 2005, the decrease in net revenues reflected a 21 percent decline in average selling price per port, partially offset by an 11 percent increase in the number of ports shipped. For the year ended October 30, 2004, the increase in net revenues reflected a 42 percent increase in the number of ports shipped, partially offset by a 22 percent decline in average selling price per port. The declines in average selling prices for the year ended October 30, 2004 are the result of a more competitive pricing environment. We believe the increase in the number of ports shipped reflects higher demand for our products as end-users continue to consolidate storage and servers infrastructures using SANs, expand SANs to support more applications, and deploy SANs in new environments.

We expect the number of ports shipped to fluctuate depending on the demand for our existing and recently introduced products as well as the timing of product transitions by our OEM customers. We also expect that average selling price per port will likely decline at rates higher than we experienced in the year ended October 28, 2006, primarily due to accelerated pricing pressures, or new product introductions by us or our competitors.

Historically, domestic revenues have been between 60 percent and 75 percent of total revenues. Revenues are attributed to geographic areas based on the location of the customer to which our products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. For the year ended October 28, 2006, international revenues have increased primarily as a result of faster growth in Europe relative to North America and Asia Pacific region. For the years ended October 29, 2005 and October 30, 2004, international revenues decreased as a result of faster growth in the North America region. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM customers.

A significant portion of our revenue is concentrated among a small number of OEM customers. For the year ended October 28, 2006, three customers, EMC, HP and IBM, each represented greater than ten percent or more of our total revenues and together represented a total of 73 percent of our total revenues. For the years ended October 29, 2005 and October 30, 2004, the same three customers each represented greater than ten percent of our total revenues for combined totals of 71 percent and 70 percent of our total revenues, respectively. We expect that a significant portion of our future revenues will continue to come from sales of products to a small number of OEM customers. Therefore, the loss of, or a decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers could seriously harm our financial condition and results of operations.

Cost of Goods Sold Cost of goods sold consists of product costs, which are variable, and manufacturing operations costs, which are generally fixed.

Costs of goods sold for the years ended October 28, 2006 and October 29, 2005 was as follows (in thousands):

October 28,	% of Net	October 29,	% of Net
2006	Revenue	2005	Revenue	% Change

$305,184	41%	$251,161	44%	22%

In addition, cost of goods sold for the years ended October 29, 2005 and October 30, 2004 was as follows (in thousands):

October 29,	% of Net	October 30,	% of Net
2005	Revenue	2004	Revenue	% Change

$251,161	44%	$268,974	45%	(7)%

For the year ended October 28, 2006, product costs relative to revenue decreased by 4.0 percent as compared to the year ended October 29, 2005, due to the transition from 2 Gbit products to new 4 Gbit products and relatively stable pricing, more efficient production with higher volumes, and a favorable mix of products shipped. Manufacturing operation costs and service operation costs decreased by 0.4 percent relative to net revenues primarily due to the increase in revenue partially offset by an increase in headcount and higher sustaining engineering charges, as products transitioned into sustaining engineering from development. In addition, stock-based compensation expense for the year ended October 28, 2006 increased by 1.2 percent relative to net revenues primarily as a result of our adoption of SFAS 123R. For the year ended October 29, 2005, product costs relative to net revenues decreased by 0.7 percent as compared to the year ended October 30, 2004 due to decreases in component and manufacturing operations costs. Manufacturing operations costs relative to net revenues decreased by 0.5 percent principally due to increases in number of ports shipped. In addition, gross margin relative to net revenues for the year ended October 29, 2005, increased by 0.2 percent due to higher stock compensation expense in the year ended October 30, 2004 primarily as a result of changes in the market value of our common stock.

Gross margin is primarily affected by average selling price per port, number of ports shipped, and cost of goods sold. Over the last fiscal year, declines in average selling price per port have been lower than in the immediately preceding fiscal year, primarily due to our 4 Gbit product cycle and a more favorable market environment than is typically the case. Going forward, we expect that the decline in average selling price per port for our products to decline at the rates we experienced in fiscal year 2005, unless they are further affected by a stronger or weaker than anticipated competitive environment, new product introductions by us or our competitors, or other factors that may be beyond our control. We believe that we have the ability to partially mitigate the effect of declines in average selling price per port on gross margins through our product and manufacturing operations cost reductions. However, the average selling price per port could decline at a faster pace than we anticipate. In addition, manufacturing operation costs could be negatively affected by variable stock-based compensation. If this dynamic occurs, we may not be able to reduce our costs fast enough to prevent a decline in our gross margins. In addition, we must also maintain or increase current volume of ports shipped to maintain our current gross margins. If we are unable to offset future reductions of average selling price per port with reductions in product and manufacturing operations costs, or if as a result of future reductions in average selling price per port our revenues do not grow, our gross margins would be negatively affected.

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

Research and development expenses.  Research and development (“R&D”) expenses consist primarily of salaries and related expenses for personnel engaged in engineering and R&D activities; fees paid to consultants and outside service providers; nonrecurring engineering charges; prototyping expenses related to the design, development, testing and enhancement of our products; depreciation related to engineering and test equipment, amortization of deferred stock compensation; and IT and facilities expenses.

Research and development expenses for the years ended October 28, 2006 and October 29, 2005 were as follows (in thousands):

October 28,	% of Net	October 29,	% of Net
2006	Revenue	2005	Revenue	% Change

$164,843	22%	$132,448	23%	24%

In addition, research and development expenses for the years ended October 29, 2005 and October 30, 2004 were as follows (in thousands):

October 29,	% of Net	October 30,	% of Net
2005	Revenue	2004	Revenue	% Change

$132,448	23%	$142,535	24%	(7)%

For the year ended October 28, 2006, R&D expenses increased by $32.4 million, or twenty four percent, to $164.8 million, compared with $132.4 million for the year ended October 29, 2005. This increase is primarily due to a $23.1 million increase in salaries and headcount-related expenses resulting from continuing investment in our line of File Services products and from the acquisitions of NuView, as well as $12.2 million increase in stock-based compensation expense primarily attributable to our adoption of SFAS 123R.

For the year ended October 29, 2005, R&D expenses decreased by $10.1 million, or seven percent, to $132.4 million, compared with $142.5 million for the year ended October 30, 2004. This decrease is primarily due to a $14.0 million decrease in salaries and head count related expenses as a result of the restructuring programs we implemented in the second quarter of fiscal year 2004, partially offset by a $6.4 million increase in outside service providers due to continued investment in offshore research and development. In addition, R&D expenses decreased by $2.6 million due to lower stock compensation expense in the year ended October 29, 2005 primarily as a result of changes in the market value of our common stock. Further, the decrease in R&D expenses reflects the effect of the extra week in the second quarter of fiscal year 2004.

Excluding any stock-based compensation expenses related to stock awards remeasured at their intrinsic value, which will vary depending on the changes in the market value of our common stock, we currently anticipate that R&D expenses in fiscal year 2007 will increase in absolute dollars as a result of increased headcount.

Sales and marketing expenses.  Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses.

Sales and marketing expenses for the years ended October 28, 2006 and October 29, 2005 were as follows (in thousands):

October 28,	% of Net	October 29,	% of Net
2006	Revenue	2005	Revenue	% Change

$139,434	19%	$101,202	18%	38%

In addition, sales and marketing expenses for the years ended October 29, 2005 and October 30, 2004 were as follows (in thousands):

October 29,	% of Net	October 30,	% of Net
2005	Revenue	2004	Revenue	% Change

$101,202	18%	$102,445	17%	(1)%

For the year ended October 28, 2006, sales and marketing expenses increased by $38.2 million, or thirty eight percent, to $139.4 million, compared with $101.2 million for the year ended October 29, 2005. This increase is primarily due to a $18.8 million increase in salaries and headcount-related expenses, including higher commission expenses due to higher revenues, a $7.7 million increase in sales and marketing program expenses primarily related to our line of File Services products, and a $7.2 million increase in stock based compensation expense primarily attributable to our adoption of SFAS 123R.

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

Excluding any stock-based compensation expenses related to stock awards remeasured at their intrinsic value, which will vary depending on the changes in the market value of our common stock, we currently anticipate that sales and marketing expenses in fiscal year 2007 will increase in absolute dollars as a result of increased headcount.

General and administrative expenses.  General and administrative (“G&A”) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses.

General and administrative expenses for the years ended October 28, 2006 and October 29, 2005 were as follows (in thousands):

October 28,	% of Net	October 29,	% of Net
2006	Revenue	2005	Revenue	% Change

$31,089	4%	$25,189	4%	23%

In addition, general and administrative expenses for the years ended October 29, 2005 and October 30, 2004 were as follows (in thousands):

October 29,	% of Net	October 30,	% of Net
2005	Revenue	2004	Revenue	% Change

$25,189	4%	$24,593	4%	2%

G&A expenses for the year ended October 28, 2006 increased by $5.9 million, or twenty three percent, to $31.1 million compared with $25.2 million for the year ended October 29, 2005. The increase in G&A for fiscal year 2006 is primarily due to a $3.6 million increase in stock-based compensation primarily attributable to our adoption of SFAS 123R and $3.2 million increase in salaries and headcount-related expenses to support ongoing initiatives.

For the year ended October 29, 2005, G&A expenses increased by $0.6 million, or two percent, to $25.2 million, compared with $24.6 million for the year ended October 30, 2004. The increase in G&A for fiscal year 2005 is primarily due to a $1.5 million increase in professional service fees, partially offset by a $0.6 million decrease in stock compensation expense primarily as a result of changes in the market value of our common stock.

Excluding any stock-based compensation expenses related to stock awards remeasured at their intrinsic value, which will vary depending on the changes in the market value of our common stock, we currently anticipate that G&A expenses in fiscal year 2007 to increase in absolute dollars.

Legal fees associated with indemnification obligations, SEC investigation and other related costs.  These expenses consist of professional legal and accounting service fees for various matters, including applicable indemnification obligations, the completed internal reviews and the ongoing SEC and Department of Justice (“DOJ”) joint investigations.

Legal fees associated with applicable indemnification obligations, SEC investigation and other related costs for the years ended October 28, 2006 and October 29, 2005 were as follows (in thousands):

October 28,	% of Net	October 29,	% of Net
2006	Revenue	2005	Revenue	% Change

$13,654	2%	$14,027	2%	(3)%

In addition, legal fees associated with indemnification obligations, SEC investigation and other related costs for the years ended October 29, 2005 and October 30, 2004 were as follows (in thousands):

October 29,	% of Net	October 30,	% of Net
2005	Revenue	2004	Revenue	% Change

$14,027	2%	$—	—%	100%

On January 24, 2005, we announced that our Audit Committee completed an internal review regarding historical stock option granting practices. Following the January 2005 Audit Committee internal review, on May 16, 2005, we announced that additional information had come to our attention that indicated that certain guidelines regarding stock option granting practices were not followed and our Audit Committee had commenced an internal review of our stock option accounting focusing on leaves of absence and transition and advisory roles. This Audit Committee review was completed in November 2005. We are currently undergoing an SEC and DOJ joint investigation regarding our historical stock option granting practices.

We did not incur any internal review or SEC investigation costs during the year ended October 30, 2004.

Provision for SEC settlement.

Provision for SEC settlement for the years ended October 28, 2006 and October 29, 2005 was as follows (in thousands):

October 28,	% of Net	October 29,	% of Net
2006	Revenue	2005	Revenue	% Change

$7,000	1%	$—	—%	100%

During the first quarter of fiscal year 2006, we began active settlement discussions with the Staff of the SEC’s Division of Enforcement (the “Staff”) regarding our financial restatements related to stock option accounting. As a result of these discussions, for the fiscal years ended October 28, 2006 and October 29, 2005, we recorded a $7.0 million and $0.0 million provision, respectively, for an estimated settlement expense. The $7.0 million estimated settlement expense is based on an offer of settlement that the Company made to the Staff and for which the Staff has stated that it intends to recommend to the SEC’s Commissioners. The offer of settlement is contingent upon final approval by the SEC’s Commissioners. No other provision amounts have been recorded in the Consolidated Financial Statements for the periods presented as the amounts are not estimable.

Stock compensation expense.

Stock compensation expense for the years ended October 28, 2006 and October 29, 2005 was as follows (in thousands):

October 28,	% of Net	October 29,	% of Net
2006	Revenue	2005	Revenue	% Change

$31,407	4%	$(616)	(0.1)%	5199%

In addition, stock compensation expense for the years ended October 29, 2005 and October 30, 2004 was as follows (in thousands):

October 29,	% of Net	October 30,	% of Net
2005	Revenue	2004	Revenue	% Change

$(616)	(0.1)%	$5,007	0.8%	(112)%

Total stock-based compensation expense for the year ended October 28, 2006 was $31.4 million. Of this amount, $8.6 million was included in cost of sales, $11.9 million in research and development, $7.4 million in sales and marketing, and $3.5 million in general and administrative expenses. Total stock-based compensation expense (benefit), net of tax, for the year ended October 29, 2005 was $(0.6) million. Of this amount, $(0.4) million was included in cost of sales, $(0.3) million in research and development, $0.2 million in sales and marketing and $(0.1) million in general and administrative. Total stock-based compensation expense (benefit) for the year ended October 29, 2005 excludes certain stock-based awards which were previously reported as pro forma compensation expense under APB 25 (see Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements).

Effective October 30, 2005, we began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards and other forms of equity compensation at the grant date requires judgment, including estimating our stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. For the year ended October 28, 2006, stock-based compensation expense for stock options and employee stock purchases of $15.4 million and $4.4 million, respectively, is included in cost of sales, research and development, sales and marketing, or general and administrative expenses, by employee.

We also have stock-based compensation arising from stock option grants that are remeasured at their intrinsic value and subject to changes in measurement date and restricted stock awards. For the year ended October 28, 2006, total compensation expense of $3.9 million resulting from stock option grants remeasured at their intrinsic value was included in cost of sales, research and development, sales and marketing, or general and administrative expenses and $3.9 million resulting from restricted stock awards issued during the fiscal year. For the year ended October 29, 2005, there was no compensation expense resulting from stock option grants remeasured at their intrinsic value and subject to change in measurement date. Accordingly, amortization of stock-based compensation does not include the compensation expense arising from these awards. The stock-based compensation expense associated with remeasuring awards at their intrinsic value each reporting period will vary significantly as a result of future changes in the market value of our common stock. The change in stock-based compensation related to awards remeasured at their intrinsic value during the year ended October 28, 2006, as compared to the year ended October 29, 2005, is due to a change in market values of our common stock during the reported periods.

In addition to the stock-based compensation expense recorded for stock-based awards, for the year ended October 28, 2006 and October 29, 2005, we recorded $1.8 million and $0.5 million, respectively, in acquisition-related amortization of stock compensation. The amortized stock-based compensation expense represents the fair value of unvested restricted common stock and assumed stock options, and is being amortized over the respective remaining service periods on a straight-line basis. As of October 28, 2006, the remaining unamortized balance of acquisition-related stock compensation was approximately $0.7 million.

Further, on June 12, 2006, the Company completed a tender offer that allowed employees to amend or cancel certain options to remedy potential adverse personal tax consequences. As a result, the Company amended certain options granted after August 14, 2003 that were or may have been granted at a discount and were tendered by employees to increase the option grant price to the fair market value on the date of grant, and to give the employee a cash payment for the difference in option grant price between the amended option and the original discounted price. In addition, the Company cancelled certain options granted prior to August 14, 2003 that were or may have been granted at a discount, and were tendered by employees in exchange for a cash payment based on the Black-Scholes value of the option. The Company has accounted for these modifications and settlements in accordance with SFAS 123R and as a result recorded incremental compensation expense of $2.1 million during the three months ended July 29, 2006. No tender offer was completed in prior fiscal years.

Amortization of intangible assets.

Amortization of intangible assets for the years ended October 28, 2006 and October 29, 2005 was as follows (in thousands):

October 28,	% of Net	October 29,	% of Net
2006	Revenue	2005	Revenue	% Change

$2,294	0.3%	$—	—%	100%

During the year ended October 28, 2006, we recorded amortization of intangible assets of $2.3 million related to the acquisition of NuView. We account for intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Intangible assets are recorded based on estimates of fair value at the time of the acquisition and identifiable intangible assets are amortized on a straight line basis over their estimated useful lives (see Note 4: “Goodwill and Identifiable Intangible Assets,” of the Notes to Consolidated Financial Statements).

No other intangible amounts have been recorded in the Consolidated Financial Statements for the periods presented.

Restructuring and facilities lease losses, net.

Restructuring and facilities lease losses, net, for the years ended October 28, 2006 and October 29, 2005 was as follows (in thousands):

October 28,	% of Net	October 29,	% of Net
2006	Revenue	2005	Revenue	% Change

$3,775	0.5%	$(670)	(0.1)%	663%

In addition, restructuring and facilities lease losses, net, for the years ended October 29, 2005 and October 30, 2004 were as follows (in thousands):

October 29,	% of Net	October 30,	% of Net
2005	Revenue	2004	Revenue	% Change

$(670)	(0.1)%	$84,557	14%	(101)%

During the year ended October 28, 2006, we recorded a charge of $3.8 million related to estimated facilities lease losses, net of expected sublease income. This charge represents an estimate based on current market data. No other facilities lease loss expenses have been recorded in the Consolidated Financial Statements for the periods presented. For the year ended October 29, 2005, we recorded a reduction of $0.7 million to restructuring costs related to recovery of previously recorded restructuring costs. For the year ended October 30, 2004, restructuring costs consist of $10.5 million related to a restructuring plan implemented during the three months ended May 1, 2004, and a reduction of $1.5 million to restructuring costs related to our previously recorded restructuring liabilities, primarily due to lower than expected costs related to outplacement costs and severance (see Note 5, “Restructuring Costs,” of the Notes to Consolidated Financial Statements).

During the year ended October 30, 2004, we recorded a lease termination charge of $75.6 million. During the three months ended January 24, 2004, we purchased a previously leased building located near our San Jose headquarters for $106.8 million. Of the $106.8 million, $30.0 million was allocated to the purchase of land and building and $76.8 million was considered a lease termination fee (see Note 6, “Liabilities Associated with Facilities Lease Losses and Asset Impairment Charges,” of the Notes to Consolidated Financial Statements). No lease termination charge was recorded in any of the other periods presented.

Settlement of an acquisition related claim.

Settlement of an acquisition related claim for the years ended October 29, 2005 and October 30, 2004 was as follows (in thousands):

October 29,	% of Net	October 30,	% of Net
2005	Revenue	2004	Revenue	% Change

$—	—%	$6,943	1.2%	(100)%

During the second quarter of fiscal year 2004, the Company recorded a $6.9 million charge in settlement of a claim relating to its acquisition of Rhapsody. Under the terms of the settlement, in the third quarter of fiscal year 2004, the Company issued 1.3 million shares of its common stock to the former Rhapsody shareholders in exchange for a release of claims.

We did not record any settlement of an acquisition related claim for the years ended October 28, 2006 and October 29, 2005.

In-process research and development.

In-process research and development for the years ended October 28, 2006 and October 29, 2005 was as follows (in thousands):

October 28,	% of Net	October 29,	% of Net
2006	Revenue	2005	Revenue	% Change

$—	—%	$7,784	1%	(100)%

On May 3, 2005, we completed our acquisition of Therion, a privately held company based in Redmond, Washington that developed software management solutions for the automated provisioning of servers over a storage network. As of the acquisition date, Therion was a development stage company with no recognized revenue and a core technology that had not yet reached technological feasibility. Accordingly, the acquisition of Therion was accounted for as an asset purchase. In connection with this acquisition, we recorded a $7.8 million in-process research and development charge, and allocated the remaining purchase price to net assets of $2.9 million, deferred stock compensation of $1.5 million, and net liabilities of $0.1 million, based on fair values (see Note 3, “Acquisitions,” of the Notes to Consolidated Financial Statements).

We did not record any acquired in-process R&D for the years ended October 28, 2006 and October 30, 2004.

Acquisition and integration costs.

Acquisition and integration costs for the years ended October 28, 2006 and October 29, 2005 were as follows (in thousands):

October 28,	% of Net	October 29,	% of Net
2006	Revenue	2005	Revenue	% Change

$9,646	1%	$—	—%	100%

On August 8, 2006, the Company announced that it had entered into a definitive agreement to acquire McDATA in an all stock transaction valued at approximately $634 million as of such date. Under the terms of the agreement, McDATA stockholders will receive 0.75 shares of Brocade common stock for each share of McDATA class A common stock and each share of McDATA class B common stock they hold. The acquisition is subject to obtaining approval from both Brocade and McDATA stockholders, regulatory approvals and certain other closing conditions.

In connection with our proposed acquisition of McDATA (see Note 10 “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements), we recorded acquisition and integration costs of $9.6 million in fiscal 2006, which consisted primarily of costs incurred for consulting services and other professional fees.

No other integration or acquisition-related compensation amounts have been recorded in the Consolidated Financial Statements for the periods years ended October 29, 2005 and October 30, 2004.

Interest and other income, net.

Interest and other income, net, for the years ended October 28, 2006 and October 29, 2005 was as follows (in thousands):

October 28,	% of Net	October 29,	% of Net
2006	Revenue	2005	Revenue	% Change

$29,098	4%	$22,656	4%	28%

In addition, interest and other income, net, for the years ended October 29, 2005 and October 30, 2004 was as follows (in thousands):

October 29,	% of Net	October 30,	% of Net
2005	Revenue	2004	Revenue	% Change

$22,656	4%	$18,786	3%	21%

Interest and other income, net increased to $29.1 for the year ended October 28, 2006, compared to $22.7 million for the year ended October 29, 2005 and $18.8 million for the year ended October 30, 2004. For the year ended October 28, 2006, the increase was primarily due to higher average rates of return due to investment mix and an increase in interest rates, as well as increase in cash invested. For the year ended October 29, 2005, the increase was primarily due to higher average rates of return due to investment mix and increase in interest rates, as well as increased average cash, cash equivalent, restricted short-term investments and short-term and long-term investment balances. On August 22, 2006, as contemplated by the irrevocable letter of instruction to the Trustee, the short-term investments deposited with the Trustee, which fully collateralized the outstanding convertible debt were liquidated and $280.8 million, which included debt principal, accrued interest and the call premium, was paid to redeem all outstanding convertible debt.

Interest expense.

Interest expense for the years ended October 28, 2006 and October 29, 2005 was as follows (in thousands):

October 28,	% of Net	October 29,	% of Net
2006	Revenue	2005	Revenue	% Change

$(7,082)	(0.9)%	$(7,693)	(1)%	(8)%

In addition, interest expense for the years ended October 29, 2005 and October 30, 2004 was as follows (in thousands):

October 29,	% of Net	October 30,	% of Net
2005	Revenue	2004	Revenue	% Change

$(7,693)	(1)%	$(10,677)	(2)%	(28)%

Interest expense primarily represents the interest cost associated with our convertible subordinated debt, which we liquidated during the last quarter of the 2006 fiscal year. The decrease in interest expense for both the years ended October 28, 2006 and October 29, 2005, compared with the year ended October 30, 2004 was primarily the result of the repurchases of our convertible subordinated debt, resulting in a lower debt outstanding. As of October 28, 2006 and October 29, 2005, the outstanding balance of our convertible subordinated debt was $0.0 million and $278.9 million, respectively (see Note 9, “Convertible Subordinated Debt,” of the Notes to Consolidated Financial Statements).

Gain on repurchases of convertible subordinated debt.

Gain on repurchases of convertible subordinated debt for the years ended October 28, 2006 and October 29, 2005 was as follows (in thousands):

October 28,	% of Net	October 29,	% of Net
2006	Revenue	2005	Revenue	% Change

$—	—%	$2,318	0.4%	(100)%

In addition, gain on repurchase of convertible subordinated debt for the years ended October 29, 2005 and October 30, 2004 was as follows (in thousands):

October 29,	% of Net	October 30,	% of Net
2005	Revenue	2004	Revenue	% Change

$2,318	0.4%	$5,613	0.9%	(59)%

During the years ended October 28, 2006 and October 29, 2005, and October 30, 2004, we repurchased $0.0 million, $73.4 million, and $90.7 million in face value of our convertible subordinated debt, respectively, on the open market. For the year ended October 29, 2005, we paid an average of $0.96 for each dollar of face value for an aggregate purchase price of $70.5 million, which resulted in a pre-tax gain of $2.3 million. For the year ended October 30, 2004, we paid an average of $0.93 for each dollar of face value for an aggregate purchase price of $84.4 million, which resulted in a pre-tax gain of $5.6 million.

Gain (loss) on investments, net.

Gain (loss) on investments, net, for the years ended October 28, 2006 and October 29, 2005 was as follows (in thousands):

October 28,	% of Net	October 29,	% of Net
2006	Revenue	2005	Revenue	% Change

$2,663	0.4%	$(5,062)	(0.9)%	153%

In addition, gain (loss) on investments, net, for the years ended October 29, 2005 and October 30, 2004 was as follows (in thousands):

October 29,	% of Net	October 30,	% of Net
2005	Revenue	2004	Revenue	% Change

$(5,062)	(0.9)%	$436	0.1%	(1,261)%

For the year ended October 28, 2006, gain on sale of investment was $2.7 million due to the disposition of non-marketable private strategic investments at amounts above the carrying value. The carrying value of our equity investments in non-publicly traded companies at October 28, 2006 was $0.8 million. For the year ended October 29, 2005, net loss on investments was $5.1 million, consisting of $5.2 million losses on the disposition of portfolio investments primarily associated with the defeasance of the indenture agreement relating to our 2% Convertible Notes, offset by $0.1 million gains on the disposition of non-marketable private strategic investments. For the year ended October 30, 2004, net gain on investments was $0.4 million consisting of gains on the disposition of previously written down non-marketable private strategic investments. As of October 28, 2006 and October 29, 2005, we had net unrealized holding gains (losses) of $(1.1) million and $(4.2) million, respectively, associated with our remaining investment portfolio. The carrying value of our equity investments in non-publicly traded companies at October 28, 2006 and October 29, 2005 was $0.8 million and $3.8 million, respectively.

Provision for income taxes.

Provision for income taxes for the years ended October 28, 2006 and October 29, 2005 was as follows (in thousands):

October 28,	% of Net	October 29,	% of Net
2006	Revenue	2005	Revenue	% Change

$30,723	4%	$12,077	2%	154%

Provision for income taxes for the years ended October 29, 2005 and October 30, 2004 was as follows (in thousands):

October 29,	% of Net	October 30,	% of Net
2005	Revenue	2004	Revenue	% Change

$12,077	2%	$14,070	2%	(14)%

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

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction by jurisdiction basis. In determining future taxable income, we are responsible for assumptions utilized including the amount of state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgments about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Cumulative losses incurred in four of the last seven fiscal years represented sufficient negative evidence to require a full valuation allowance. As of October 28, 2006, we had a valuation allowance against the deferred tax assets, which we intend to maintain until sufficient positive evidence exists to support reversal of the valuation allowance. Future reversals or increases to our valuation allowance could have a significant impact on our future earnings.

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

For the year ended October 28, 2006, we have recorded an income tax provision of $30.7 million, compared to income tax provisions of $12.1 million and $14.1 million in the years ended October 29, 2005 and October 30, 2004, respectively. For the year ended October 28, 2006, the Company had a change in valuation allowance of $16.2 million. The cumulative valuation allowance has been placed against the gross deferred tax assets with the exception of future benefits of non-U.S. stock options. The valuation allowance will be reduced in the period in which the Company is able to utilize the deferred tax assets on its tax return, resulting in a reduction in income tax payable. In the year ended October 28, 2006, our income tax provision is primarily for international and domestic operations. In the year ended October 29, 2005, our income tax provision is primarily for our international operations, a one-time U.S. tax liability associated with the earnings repatriated pursuant to the American Jobs Creation Act of 2004 (the “AJCA”), and domestic operations. We expect to continue to record an income tax provision for our international and domestic operations in the future. Since we have a full valuation allowance against deferred tax assets which result from U.S. operations, U.S. income tax expense or benefits are offset by releasing or increasing, respectively, the valuation allowance. Our U.S. federal income tax liability is reduced by the utilization of net operating loss and credit carry forwards from prior years such that only alternative minimum tax results. To the extent these carryforwards are fully utilized against future earnings, our US federal effective tax rate is expected to increase. To the extent that international revenues and earnings differ from those historically achieved, a factor largely influenced by the buying behavior of our OEM partners, or unfavorable changes in tax laws and regulations occur, our income tax provision could change.

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

Liquidity and Capital Resources

	Year Ended
	October 28,	October 29,	Increase/
	2006	2005	(Decrease)
	(In thousands)

Cash and cash equivalents	$274,368	$182,001	$92,367
Short-term investments	267,694	209,865	57,829
Restricted short-term investments	—	277,230	(277,230)
Long-term investments	40,492	95,306	(54,814)

Total	$582,554	$764,402	$(181,848)

Percentage of total assets	65%	78%

Cash, cash equivalents, restricted short-term investments, and short-term and long-term investments were $582.6 million as of October 28, 2006, a decrease of $181.8 million over prior year total of $764.4 million. For the year ended October 28, 2006, we generated $166.9 million in cash from operating activities. Cash from operations significantly exceeded net income for the year ended October 28, 2006 due to non-cash expense items, primarily related to depreciation and amortization, an increase in non-cash compensation expense and an increase in accounts payable and accrued compensation. Days sales outstanding in receivables for the year ended October 28, 2006 was 43 days, compared with 44 days for the year ended October 29, 2005.

Net cash provided by investing activities for the year ended October 28, 2006 totaled $194.4 million and was primarily the result of $650.9 million in net proceeds from sales and maturities of short, restricted short and long-term investments and other non-marketable investments, partially offset by $366.2 million cash used for purchases of restricted short and long-term investments $30.4 million invested in capital equipment, and $59.9 million cash used in connection with an acquisition.

Net cash used in financing activities for the year ended October 28, 2006 totaled $269.0 million. Net cash used in financing activities was primarily the result of $278.9 million cash used for the redemption of outstanding convertible debt and $40.2 million cash used to repurchase our common stock under the stock repurchase program approved in August 2004 by our Board of Directors, partially offset by $34.3 million in net proceeds from employee participation in employee stock programs and exercises of stock options and $15.8 excess tax benefit related employee stock plans.

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

Manufacturing and Purchase Commitments We have a manufacturing agreement with Foxconn under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. The required lead-time for placing orders with Foxconn depends on the specific product. As of October 28, 2006, our aggregate commitment to Foxconn for inventory components used in the manufacture of Brocade products was $87.9 million, net of purchase commitment reserves of $6.1 million, which we expect to utilize during future normal ongoing operations. Although the purchase orders we place with Foxconn are cancelable, the terms of the agreement requires us to purchase from Foxconn all inventory components not returnable or usable by, or sold to, other customers of Foxconn. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations.

Convertible Subordinated Debt On December 21, 2001, and January 10, 2002, we sold an aggregate of $550 million in principal amount of two percent convertible subordinated notes due January 2007 (the “Notes” or “Convertible Subordinated Debt”) (see Note 9, “Convertible Subordinated Debt,” of the Notes to Consolidated Financial Statements). Holders of the Notes may, in whole or in part, have converted the Notes into shares of our common stock at a conversion rate of 22.8571 shares per $1,000 principal amount of notes at any time prior to maturity on January 1, 2007, subject to earlier redemption.

On August 23, 2005, in accordance with the terms of the indenture agreement dated December 21, 2001 with respect to the Convertible Subordinated Debt, the Company elected to deposit securities with the trustee of the Notes (the “Trustee”), which fully collateralized the outstanding notes, and to discharge the indenture agreement. Pursuant to this election, the Company provided an irrevocable letter of instruction to the Trustee to issue a notice of redemption on June 26, 2006 and to redeem the Notes on August 22, 2006 (the “Redemption Date”). Following August 23, 2005, the Trustee, using the securities deposited with them, paid to the noteholders (1) all the interest scheduled to become due per the original note prior to the Redemption Date, and (2) all the principal and remaining interest, plus a call premium of 0.4% of the face value of the Notes, on the Redemption Date. As of October 29, 2005, the Company had an aggregate of $277.2 million in interest-bearing U.S. securities with the Trustee. The securities remained on the Company’s balance sheet as restricted short-term investments until the Redemption Date. The Company recorded a loss on investments of $4.7 million in the three months ended October 29, 2005 with respect to the disposition of certain short-term and long-term investments that was necessary to deposit the securities with the Trustee.

The notes were redeemed on August 22, 2006 as contemplated by the irrevocable letter of instruction to the Trustee. As of October 28, 2006, the remaining balance outstanding of the convertible subordinated debt was $0.0 million.

Other Contractual Obligations On November 18, 2003, we purchased a previously leased building located near our San Jose headquarters, and issued a $1.0 million guarantee as part of the purchase agreement.

The following table summarizes our contractual obligations (including interest expense) and commitments as of October 28, 2006 (in thousands):

			Less Than						More Than
	Total		1 Year		1-3 Years		3-5 Years		5 Years

Contractual Obligations:
Non-cancelable operating leases	57,603	(1)		16,702		28,943		11,958		—
Purchase commitments, gross	87,897	(2)		87,897		—		—		—

Total contractual obligations	$145,500			$104,599		$28,943 943		$11,958		$—

Other Commitments:
Standby letters of credit	$8,343		$	n/a	$	n/a	$	n/a	$	n/a

Guarantee	$1,015		$	n/a	$	n/a	$	n/a	$	n/a

(1)	Amount excludes sublease income of $5.4 million, which consist of $1.1 million to be received in less than 1 year, $3.0 million to be received in 1 through 3 years, and $1.3 million to be received in 3 to 5 years.

(2)	Amount reflects total gross purchase commitments under our manufacturing agreement with Foxconn. Of this amount, we have reserved $6.1 million for estimated purchase commitments that we do not expect to consume in normal operations.

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

Our multiple-element product offerings include computer hardware and software products, and support services. We also sell certain software products and support services separately. Our software products, including those that are embedded in our hardware products and are essential to the functionality of our hardware products and are, therefore, accounted for in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended. We allocate revenue to each element in a multiple element arrangement based upon vendor-specific objective evidence (“VSOE”) of the fair value of the element or, if VSOE is not available for the delivered elements, by application of the residual method. In the application of the residual method, we allocate revenue to the undelivered elements based on VSOE for those elements and allocate the residual revenue to the delivered elements. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. Changes in the allocation of revenue to each element in a multiple element arrangement may affect the timing of revenue recognition.

Stock-Based Compensation.  Effective October 30, 2005 we began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with SFAS 123R. We adopted the modified prospective transition method provided for under SFAS 123R, and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized for fiscal year 2006 now includes 1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to October 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) quarterly amortization related to stock-based awards granted subsequent to October 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, we record expense over the offering period and vesting term in connection with 1) shares issued under our employee stock purchase plan and 2) stock options and restricted stock awards. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award under a graded vesting method.

Prior to October 30, 2005, we accounted for stock-based awards using the intrinsic value method of accounting in accordance with APB 25, whereby the difference between the exercise price and the fair market value on the date of grant is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense was recognized in our Consolidated Statements of Operations when the exercise price of our employee stock option grant equals the market price of the underlying common stock on the date of grant, and the measurement date of the option grant is certain. The measurement date is certain when the date of grant is fixed and determinable. Prior to October 30, 2005 when the measurement date was not certain, we recorded stock-based compensation expense using variable accounting under APB 25. Effective October 30 2005, for awards where the measurement date is not certain, we record stock-based compensation expense under SFAS 123R. Under SFAS 123R, we remeasure the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised.

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

Goodwill and intangible assets.  We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires that goodwill be capitalized at cost and tested annually for impairment. We evaluate goodwill on an annual basis during our second fiscal quarter, or whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized to the extent that the carrying amount exceeds the assets implied fair value. Events which might indicate impairment include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of economic environment on our customer base, material negative changes in relationships with significant customers, and/or a significant decline in our stock price for a sustained period. No goodwill impairment was recorded for the periods presented.

Intangible assets other than goodwill are amortized over their useful lives, unless these lives are determined to be indefinite. Intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful life of the respective asset. Intangible assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). We perform an impairment tests for long-lived assets on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Examples of such events or circumstances include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for its business, significant negative industry or economic trends, and/or a significant decline in the Company’s stock price for a sustained period. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. No intangible asset impairment was recorded for the periods presented.

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

Accounting for income taxes.  We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts, along with net operating loss carryforwards and credit carryforwards. A valuation allowance is recognized to the extent that it is more likely than not that the tax benefits will not be realized. Income tax contingencies are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”).

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

The carrying value of our net deferred tax assets is subject to a full valuation allowance with the exception of non-US stock option expense. At some point in the future, the Company may have sufficient United States taxable income to release the valuation allowance and accrue United States tax. We evaluate the expected realization of our deferred tax assets and assess the need for valuation allowances quarterly.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the impact of FIN 48 on our financial statements and have not yet determined the impact.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 will have a material impact on our financial position, results of operations, and cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 addresses how the effect of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance-sheet and income-statement approaches, (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors, and (iii) to adjust their financial statements if the new combined approach results in a conclusion is that an error is material. SAB 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current-year correction of a material error that includes prior-year effects may result in the need to correct prior-year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior-year financial statements found to be materially misstated in years subsequent to the issuance of SAB 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financials statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB 108 will have a material impact on our financial position, results of operations, and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents, short-term and long-term investment portfolios, and restricted short-term investments. Our cash, cash equivalents, short-term and long-term investments are primarily maintained at five major financial institutions in the United States. As of October 28, 2006, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.

The following table presents the hypothetical changes in fair values of our investments in debt securities issued by United States government and its agencies as of October 28, 2006 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			as of	Given an Interest Rate
	Decrease of X Basis Points			October 28,	Increase of X Basis Points
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2006	50 BPS	100 BPS	150 BPS

U.S. government, U.S. government agencies and municipal obligations	$129,791	$127,525	$125,455	$123,554	$121,818	$120,217	$118,740
Corporate bonds and notes	$185,959	$185,532	$185,087	$184,631	$184,180	$183,730	$183,283

Total	$315,750	$313,057	$310,542	$308,185	$305,998	$303,947	$302,023

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

The following table (in thousands) presents our cash and cash equivalents, short-term and long-term investments subject to interest rate risk and their related weighted average interest rates at October 28, 2006. Carrying value approximates fair value.

		Average
	Amount	Interest Rate

Cash and cash equivalents	$274,368	4.8%
Short-term investments	267,694	4.3%
Long-term investments	40,492	4.7%

Total	$582,554	4.6%

Our common stock is quoted on the Nasdaq National Market under the symbol “BRCD.” On October 28, 2006, the last reported sale price of our common stock on the Nasdaq National Market was $8.43 per share.

Item 8.	Financial Statements and Supplementary Data

BROCADE COMMUNICATIONS SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS
BROCADE COMMUNICATIONS SYSTEMS, INC:

We have audited the accompanying consolidated balance sheets of Brocade Communications Systems, Inc. and subsidiaries (the Company) as of October 28, 2006 and October 29, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended October 28, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brocade Communications Systems, Inc. and subsidiaries as of October 28, 2006 and October 29, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended October 28, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No.  123(R), Share-Based Payments, applying the modified prospective method at the beginning of the year ended October 28, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of October 28, 2006, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 9, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Mountain View, California
January 9, 2007

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	October 28,	October 29,	October 30,
	2006	2005	2004
	(In thousands, except per share amounts)

Net revenues	$750,592	$574,120	$596,265
Cost of revenues	305,184	251,161	268,974

Gross margin	445,408	322,959	327,291

Operating expenses:
Research and development	164,843	132,448	142,535
Sales and marketing	139,434	101,202	102,445
General and administrative	31,089	25,189	24,593
Legal fees associated with indemnification costs, SEC investigation and other related costs	13,654	14,027	—
Provision for SEC settlement	7,000	—	—
Amortization of intangible assets	2,294	—	—
Acquisition and integration costs	9,646	—	—
Restructuring and facilities lease losses, net	3,775	(670)	84,557
Settlement of an acquisition-related claim	—	—	6,943
In-process research and development	—	7,784	—

Total operating expenses	371,735	279,980	361,073

Income (loss) from operations	73,673	42,979	(33,782)
Interest and other income, net	29,098	22,656	18,786
Interest expense	(7,082)	(7,693)	(10,677)
Gain on repurchases of convertible subordinated debt	—	2,318	5,613
Gain (loss) on investments, net	2,663	(5,062)	436

Income (loss) before provision for income taxes	98,352	55,198	(19,624)
Income tax provision	30,723	12,077	14,070

Net income (loss)	$67,629	$43,121	$(33,694)

Net income (loss) per share — basic	$0.25	$0.16	$(0.13)

Net income (loss) per share — diluted	$0.25	$0.16	$(0.13)

Shares used in per share calculation — basic	269,602	268,176	260,446

Shares used in per share calculation — diluted	274,142	270,260	260,446

See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	October 28,	October 29,
	2006	2005
	(In thousands,
	except par value)

ASSETS
Current assets:
Cash and cash equivalents	$274,368	$182,001
Short-term investments	267,694	209,865

Total cash, cash equivalents and short-term investments	542,062	391,866
Restricted short-term investments	—	277,230
Accounts receivable, net of allowances of $4,842 and $4,942 in 2006 and 2005, respectively	98,394	70,104
Inventories	8,968	11,030
Prepaid expenses and other current assets	43,365	19,908

Total current assets	692,789	770,138
Long-term investments	40,492	95,306
Property and equipment, net	104,299	108,118
Goodwill	41,013	—
Intangible assets, net	15,465	—
Other assets	6,660	8,168

Total assets	$900,718	$981,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,741	$23,778
Accrued employee compensation	62,842	37,762
Deferred revenue	52,051	37,405
Current liabilities associated with lease losses	4,931	4,659
Other accrued liabilities	87,991	69,832
Convertible subordinated debt	—	278,883

Total current liabilities	264,556	452,319
Non-current liabilities associated with lease losses	11,105	12,481
Non-current deferred revenue	8,827	8,083

Total liabilities	284,488	472,883
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 272,141 and 269,695 shares at October 28, 2006 and October 29, 2005, respectively	272	270
Additional paid-in capital	888,978	855,563
Deferred stock compensation	—	(3,180)
Accumulated other comprehensive loss	(817)	(3,974)
Accumulated deficit	(272,203)	(339,832)

Total stockholders’ equity	616,230	508,847

Total liabilities and stockholders’ equity	$900,718	$981,730

See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

					Accumulated
			Additional	Deferred	Other		Total	Comprehensive
	Common Stock		Paid-In	Stock	Comprehensive	Accumulated	Stockholders’	Income
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity	(Loss)
	(In thousands)

Balances at October 25, 2003	257,641	258	795,294	(4,222)	5,797	(349,259)	447,868	(146,830)
Issuance of common stock	5,461	5	24,747	—	—	—	24,752	—
Issuance of common stock for acquisition-related claim	1,346	1	6,942	—	—	—	6,943	—
Repurchase and retirement of common stock	(206)	—	(288)	—	—	—	(288)	—
Change in deferred stock compensation	—	—	3,335	(3,335)	—	—	—	—
Deferred stock compensation related to restricted stock grants	—	—	1,705	(1,705)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	4,088	—	—	4,088	—
Stock-based compensation expense	—	—	920	—	—	—	920	—
Change in unrealized gain (loss) on marketable equity securities and investments, net of tax	—	—	—	—	(5,219)	—	(5,219)	(5,219)
Change in cumulative translation adjustments	—	—	—	—	282	—	282	282
Net loss	—	—	—	—	—	(33,694)	(33,694)	(33,694)

Balances at October 30, 2004	264,242	264	832,655	(5,174)	860	(382,953)	445,652	(38,631)

Issuance of common stock	6,665	7	30,032	—	—	—	30,039	—
Repurchase and retirement of common stock	(62)	—	(326)	—	—	—	(326)	—
Common stock repurchase program	(1,150)	(1)	(7,049)	—	—	—	(7,050)	—
Tax benefits from employee stock option transactions	—	—	2,571	—	—	—	2,571	—
Change in deferred stock compensation	—	—	(4,231)	4,231	—	—	—	—
Deferred stock compensation related to restricted stock grants and Therion acquisition	—	—	1,911	(1,622)	—	—	289	—
Amortization of deferred stock compensation	—	—	—	(615)	—	—	(615)	—
Change in unrealized gain (loss) on marketable equity securities and investments, net of tax	—	—	—	—	(4,270)	—	(4,270)	(4,270)
Change in cumulative translation adjustments	—	—	—	—	(564)	—	(564)	(564)
Net income	—	—	—	—	—	43,121	43,121	43,121

Balances at October 29, 2005	269,695	$270	$855,563	$(3,180)	$(3,974)	$(339,832)	$508,847	$38,287

Issuance of common stock	9,644	10	34,266				34,276	—
Repurchase and retirement of common stock	(421)	—	(3,328)	—	—	—	(3,328)	—
Common stock repurchase program	(6,777)	(8)	(40,200)	—	—	—	(40,208)	—
Tax benefits from employee stock option transactions	—	—	15,792	—	—	—	15,792	—
Stock-based compensation	—	—	30,065		—	—	30,065	—
Elimination of deferred stock compensation upon adoption of SFAS 123R	—	—	(3,180)	3,180	—	—	—	—
Change in unrealized gain (loss) on marketable equity securities and investments, net of tax	—	—	—	—	3,037	—	3,037	3,037
Change in cumulative translation adjustments	—	—	—	—	120	—	120	120
Net income	—	—	—	—	—	67,629	67,629	67,629

Balances at October 28, 2006	272,141	$272	$888,978	$—	$(817)	$(272,203)	$616,230	$70,786

See accompanying notes to consolidated financial statements

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	October 28,	October 29,	October 30,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$67,629	$43,121	$(33,694)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Excess tax benefit (provision) from employee stock plans	(15,792)	2,571	—
Depreciation and amortization	34,731	46,203	52,162
Loss on disposal of property and equipment	438	1,879	8,510
Amortization of debt issuance costs	1,430	1,366	1,929
Net (gains) losses on investments and marketable equity securities	(2,685)	5,178	(202)
Gain on repurchases of convertible subordinated debt	—	(2,318)	(5,613)
Provision for doubtful accounts receivable and sales returns	3,526	2,955	3,406
Provision for SEC settlement	7,000	—	—
Non-cash compensation expense	31,407	377	5,008
Settlement of an acquisition-related claim	—	—	6,943
Non-cash restructuring charges	—	—	4,995
In-process research and development	—	7,784	—
Non-cash facilities lease loss expense and restructuring	3,775	(670)	—
Changes in assets and liabilities:
Accounts receivable	(31,244)	21,312	(24,249)
Inventories	2,062	(5,433)	(1,636)
Prepaid expenses and other assets	(19,839)	(245)	1,089
Accounts payable	32,963	(17,117)	4,874
Accrued employee compensation	25,080	4,432	2,784
Deferred revenue	15,390	10,602	14,994
Other accrued liabilities and long term debt	15,858	9,113	6,595
Liabilities associated with lease losses	(4,869)	(5,245)	(5,910)

Net cash provided by operating activities	166,860	125,865	41,985

Cash flows from investing activities:
Purchases of short-term investments	(325,884)	(254,642)	(26,551)
Purchases of long-term investments	(40,267)	(202,764)	(288,436)
Proceeds from maturities and sale of short-term investments	363,873	618,063	72,025
Proceeds from maturities and sale of long-term investments	—	178,428	118,078
Proceeds from sale of marketable equity securities and equity investments	10,185	—	—
Purchases of property and equipment	(30,430)	(27,267)	(53,758)
Purchases of non-marketable minority equity investments	(4,575)	(3,498)	(500)
Proceeds (purchases) from the maturities of restricted short-term investments	281,414	(275,995)	—
Cash paid in connection with acquisitions, net of cash acquired	(52,829)	(7,185)	—
Cash placed in escrow in connection with acquisition of NuView	(7,058)	—	—

Net cash provided by (used in) investing activities	194,429	25,140	(179,142)

Cash flows from financing activities:
Purchases of convertible subordinated debt	—	(70,485)	(84,366)
Accrual (settlement) of repurchase obligation	—	—	(9,029)
Proceeds from issuance of common stock, net	34,255	29,720	21,207
Common stock repurchase program	(40,206)	(7,050)	—
Redemption of outstanding convertible debt	(278,883)	—	—
Excess tax benefit from employee stock plans	15,792	—	—

Net cash used in financing activities	(269,042)	(47,815)	(72,188)

Effect of exchange rate fluctuations on cash and cash equivalents	120	(564)	283

Net increase (decrease) in cash and cash equivalents	92,367	102,626	(209,062)
Cash and cash equivalents, beginning of year	182,001	79,375	288,437

Cash and cash equivalents, end of year	$274,368	$182,001	$79,375

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,916	$8,195	$11,165

Cash paid for income taxes	$12,911	$3,193	$4,047

See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations of Brocade

Brocade Communications Systems, Inc. (Brocade or the Company) designs, develops, markets, sells, and supports data storage networking products and services, offering a line of storage networking products that enable companies to implement highly available, scalable, manageable, and secure environments for data storage applications. The Brocade family of storage area networking (SAN) products is designed to help companies reduce the cost and complexity of managing business information within a data storage environment. In addition, the Brocade family of File Services solutions extends the ability to manage and optimize application and information resources across the enterprise. Brocade products and services are marketed, sold, and supported worldwide to end-user customers through distribution partners, including original equipment manufacturers (OEMs), value-added distributors, systems integrators, and value-added resellers.

Brocade was reincorporated on May 14, 1999 as a Delaware corporation, succeeding operations that began on August 24, 1995. The Company’s headquarters are located in San Jose, California.

Brocade, the Brocade B weave logo, Fabric OS, File Lifecycle Manager, MyView, Secure Fabric OS, and StorageX are registered trademarks and the Brocade B wing logo is a trademark of Brocade Communications Systems, Inc., in the United States and/or in other countries. All other brands, products, or service names are or may be trademarks or service marks of, and are used to identify, products or services of their respective owners.

2.	Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Fiscal years 2006 and 2005 were both 52-week fiscal years. Fiscal year 2004 was a 53-week fiscal year. The second quarter of fiscal year 2004 consisted of 14 weeks, which is one week more than a typical quarter.

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

Investments and Equity Securities

Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Investment securities with original or remaining maturities of one year or more are considered long-term investments. Short-term and long-term investments consist of auction rate securities, debt securities issued by United States government agencies, municipal government obligations, and corporate bonds and notes. In the first quarter of fiscal year 2005, the Company concluded that it was appropriate to classify its auction rate securities as short-term investments. These investments were previously classified as cash and cash equivalents. Accordingly, we have revised our October 30, 2004 Consolidated Statement of Cash Flows for all the periods presented.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sheets, net of any related tax effect. Realized gains and losses are calculated based on the specific identification method and are included in gain (loss) on investments, net on the Consolidated Statements of Operations.

Restricted short-term investments consists of debt securities issued by the United States government. These investments were maintained at one major financial institution, and are recorded on the accompanying Consolidated Balance Sheets at fair value.

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

From time to time the Company makes equity investments in non-publicly traded companies. These investments are included in other assets on the accompanying Consolidated Balance Sheets, and are generally accounted for under the cost method if the Company does not have the ability to exercise significant influence over the respective company’s operating and financial policies. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income, net on the Consolidated Statements of Operations. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary (see Note 8). As of October 29, 2006 and October 29, 2005, the carrying values of the Company’s equity investments in non-publicly traded companies were $0.8 million and $3.8 million, respectively.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Notes Receivable from Non-Executive Employees

Prior to fiscal year 2003, the Company historically provided loans to various non-executive employees principally related to the respective employees’ relocation to the San Francisco Bay area. The loans are generally evidenced by secured promissory notes to the Company and bear interest at prevailing rates. Notes receivable from employees are included in prepaid expenses and other current assets, and other assets in the accompanying Consolidated Balance Sheets depending upon their remaining term. As of October 28, 2006 and October 29, 2005, the Company had outstanding loans to various employees totaling less than $0.1 million and $0.1 million, respectively.

Accrued Employee Compensation

Accrued employee compensation consists of accrued wages, commissions, bonus, payroll taxes, vacation, payroll deductions for the Company’s employee stock purchase plan, and other employee benefit payroll deductions.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments, restricted short-term investments, and accounts receivable. Cash, cash equivalents, short-term and long-term investments, and restricted short-term investments are primarily maintained at five major financial institutions in the United States. Deposits held with banks may be redeemed upon demand and may exceed the amount of insurance provided on such deposits. The Company principally invests in United States government debt securities, United States government agency debt securities and corporate bonds and notes, and limits the amount of credit exposure to any one issuer.

A majority of the Company’s trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of October 28, 2006, two customers accounted for 44 percent and 21 percent of total accounts receivable. As of October 29, 2005, three customers accounted for 37 percent, 18 percent, and 10 percent of total accounts receivable. The Company performs ongoing credit evaluations of its customers and does not require collateral on accounts receivable balances. The Company has established reserves for credit losses and sales returns, and other allowances. The Company has not experienced material credit losses in any of the periods presented.

For the fiscal years ended October 28, 2006, October 29, 2005, and October 30, 2004, three customers each represented greater than ten percent of the Company’s total revenues for combined totals of 73 percent, 71 percent, and 70 percent of total revenues, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could seriously harm the Company’s financial condition and results of operations.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Multiple-element arrangements.  The Company’s multiple-element product offerings include computer hardware and software products, and support services. The Company also sells certain software products and support services separately. The Company’s software products are essential to the functionality of its hardware products and are, therefore, accounted for in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended. The Company allocates revenue to each element in a multiple element arrangement based upon vendor-specific objective evidence (“VSOE”) of the fair value of the element or, if VSOE is not available for the delivered element, by application of the residual method. In the application of the residual method, we allocate revenue to the undelivered elements based on VSOE for those elements and allocate the residual revenue to the delivered elements. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.

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

Costs related to internally developed software and software purchased for internal use are capitalized in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” During the year ended October 28, 2000, the Company purchased an enterprise-wide, integrated business information system. As of October 28, 2006, a net book value of $1.7 million related to the purchase and subsequent implementation and upgrade of this system was included in property and equipment. These costs are being depreciated over the initial estimated useful life of seven years.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs were not material in any of the periods presented.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts, along with net operating loss carryforwards and credit carryforwards. A

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation allowance is recognized to the extent that it is more likely than not that the tax benefits will not be realized. Income tax contingencies are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”).

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

Stock-Based Compensation

Effective October 30, 2005, the Company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123-R, Share-Based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized for the year ended October 28, 2006 now includes: (1) amortization related to the remaining unvested portion of stock-based awards granted prior to October 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”); and (2) amortization related to stock-based awards granted subsequent to October 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, the Company records expense over the offering period and vesting term in connection with (1) shares issued under its employee stock purchase plan and (2) stock options and restricted stock awards. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award under an graded vesting method.

Prior to October 30, 2005, the Company accounted for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), whereby the difference between the exercise price and the fair market value on the date of grant is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense was recognized in the Company’s Consolidated Statements of Operations when the exercise price of the Company’s employee stock option grant equals the market price of the underlying common stock on the date of grant, and the measurement date of the option grant is certain. The measurement date is certain when the dates of grant is fixed and determinable. Prior to October 30, 2005, when the measurement date was not certain, the Company recorded stock-based compensation expense using variable accounting under APB 25. From May 1999 through July 2003, the Company granted 98.8 million options that were subject to variable accounting under APB 25 because the measurement dates of the options granted were not certain. Effective October 30, 2005, if the measurement date is not certain, the Company records stock-based compensation expense under SFAS 123R. Under SFAS 123R, the Company remeasures the intrinsic value of the options at the end of each reporting period until the

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options are exercised, cancelled or expire unexercised. As of October 28, 2006, 1.8 million options with a weighted average exercise price of $15.65 and a weighted average remaining life of 4.63 years remain outstanding and continue to be remeasured at the intrinsic value. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated under a graded vesting method. See Note 12, “Employee Benefit and Stock-Based Compensation Plans,” of the Notes to Consolidated Financial Statements for additional information.

On November 10, 2005, the Financial Accounting Standards Board issued FASB Staff position No. FAS 123R-3, Transition Election Related to Accounting for tax Effects of Share-Based Payment Awards (“FAS 123R-3”). The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of equity-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the Additional Paid-In Capital Pool (“APIC Pool”) related to the tax effects of employee equity-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee equity-based compensation awards that were outstanding upon the implementation of SFAS 123R.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the impact of FIN 48 on our financial statements and have not yet determined the impact.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 will have a material impact on our financial position, results of operations, and cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 addresses how the effect of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires SEC registrants (i) to quantify misstatements

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using a combined approach which considers both the balance-sheet and income-statement approaches, (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors, and (iii) to adjust their financial statements if the new combined approach results in a conclusion is that an error is material. SAB 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current-year correction of a material error that includes prior-year effects may result in the need to correct prior-year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior-year financial statements found to be materially misstated in years subsequent to the issuance of SAB 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financials statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB 108 will have a material impact on our financial position, results of operations, and cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. For fiscal years 2005 and 2004, engineering costs related to the ongoing maintenance of existing products was reclassified from research and development to cost of revenues in order to conform to the presentation of fiscal year 2006.

3.	Acquisitions

NuView, Inc.

On March 6, 2006, the Company completed its acquisition of NuView, Inc. (“NuView”), a privately held software developer based in Houston, Texas. The acquisition expands the Company’s product offerings to include software solutions that extend the benefits of shared storage architectures to file data environments.

The results of operations of NuView are included in the accompanying Consolidated Statement of Operations from the date of the acquisition. The Company does not consider the acquisition of NuView to be material to its results of operations, and therefore is not presenting pro forma statements of operations for the year ended October 28, 2006.

The total purchase price was $60.5 million, consisting of $59.9 million cash consideration for all outstanding capital stock and vested options and direct acquisition costs of $0.6 million. Of the $59.9 million cash consideration, $32.0 million was being held in escrow for a period of 15 months from the transaction date and will be released subject to certain indemnification obligations and other contingencies. On August 23, 2006, $25.0 million was released from the NuView acquisition-related escrow fund as the conditions of its release were deemed to have been satisfied. As of October 28, 2006, the remaining $7.0 million escrow fund was recorded as a current liability in the accompanying Consolidated Balance Sheets.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with this acquisition, the Company allocated the total purchase consideration to the net assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date, resulting in goodwill of approximately $41.0 million which is not expected to be deductible for income tax purposes. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired (in thousands):

Assets acquired
Cash	$130
Accounts receivable	1,947
Identifiable intangible assets
Tradename	932
Core/Developed technology	7,896
Customer relationships	8,931
Goodwill	41,013
Other assets	114

Total assets acquired	60,963
Liabilities assumed
Accounts payable and accrued liabilities	230
Deferred revenue	220

Total liabilities acquired	450

Net assets acquired	$60,513

Additionally, for the year ended October 28, 2006, the Company recorded acquisition-related bonus compensation expense of $6.4 million. No other acquisition-related compensation expense related has been recorded in the Consolidated Financial Statements for the periods presented.

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

Pro forma results of operations related to the Therion acquisition have not been presented as the effects on results of operations were not material to Brocade’s Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill and Intangible Assets

The Company’s carrying value of goodwill as of October 28, 2006 consisted of the following (in thousands):

Balance at October 29, 2005	$—
NuView acquisition	41,013

Balance at October 28, 2006	$41,013

The Company amortizes intangible assets over a useful life of 5 years. Intangible assets as of October 28, 2006 consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

Tradename	$932	$120	$812
Core/Developed technology	7,896	1,020	6,876
Customer relationships	8,931	1,154	7,777

Total intangible assets	$17,759	$2,294	$15,465

The Company had no unamortized intangible assets as of October 29, 2005. For the year ended October 28, 2006, total amortization expense related to intangible assets of $2.3 million is included in operating expenses in the Consolidated Statement of Operations. The following table presents the estimated future amortization of intangible assets (in thousands):

Future
Estimated
Fiscal Years	Amortization

2007	$3,552
2008	3,552
2009	3,552
2010	3,552
2011	1,257

Total	$15,465

5.	Restructuring Costs

Fiscal 2004 Second Quarter Restructuring

During the three months ended May 1, 2004, the Company implemented a restructuring plan designed to optimize the Company’s business model to drive improved profitability through reduction of headcount as well as certain structural changes in the business. The plan encompassed organizational changes, which included a reduction in force of 110 people, or nine percent, announced on May 19, 2004. As a result, the Company recorded $10.5 million in restructuring costs consisting of severance and benefit charges, equipment impairment charges, and contract termination and other charges. Severance and benefits charges of $7.5 million consisted of severance and related employee termination costs, including outplacement services, associated with the reduction of the Company’s workforce. Equipment impairment charges of $1.2 million primarily consisted of excess equipment that is no longer being used as a result of the restructuring program. Contract termination and other charges of $1.7 million were primarily related to the cancellation of certain contracts in connection with the restructuring of certain business functions.

During the three months ended October 30, 2004, the Company recorded a reduction of $1.0 million to restructuring costs, primarily because actual payments were lower than the estimated amount. No other material

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes in estimates were made to the fiscal 2004 second quarter restructuring accrual. As of October 28, 2006 and October 29, 2005, there were no remaining liabilities related to this restructuring.

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

During the year ended October 29, 2005, the Company recorded a $0.7 million of restructuring reversal, primarily due to recovery of amounts previously written off. During the year ended October 30, 2004, the Company recorded a reduction of $0.5 million to restructuring costs, primarily due to lower than expected outplacement and contract termination costs. No other material changes in estimates were made to the fiscal 2003 second quarter restructuring accrual. As of October 28, 2006 and October 29, 2005, there were no remaining liabilities related to this restructuring.

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

No material changes in estimates were made to the fiscal 2003 first quarter restructuring accrual. As of October 28, 2006 and October 29, 2005, there were no remaining liabilities related to this restructuring.

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

There was no restructuring activity during the year ended October 28, 2006.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to the facilities lease loss reserve, net of expected sublease income (in thousands):

Lease Loss
Reserve

Reserve balances at October 25, 2003	$24,277
Reversal of previously recorded lease loss reserve associated with building purchase	(16,933)
Additional reserve booked as a result of November 2003 facilities leases	20,855
Cash payments on facilities leases	(5,910)
Non-cash charges and other adjustments, net	187

Reserve balances at October 30, 2004	22,476
Cash payments on facilities leases	(5,202)
Non-cash charges and other adjustments, net	(134)

Reserve balances at October 29, 2005	17,140

Additional reserve booked as a result of second quarter 2006 current market data	3,775
Cash payments on facilities leases	(4,765)
Non-cash charges and other adjustments, net	(114)

Reserve balances at October 28, 2006	$16,036

Cash payments for facilities leases related to the above noted facilities lease loss reserve will be paid over the respective lease terms through fiscal year 2010.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Balance Sheet Details

The following tables provide details of selected balance sheet items (in thousands):

	October 28,	October 29,
	2006	2005

Inventories:
Raw materials	$82	$1,517
Finished goods	8,886	9,513

Total	$8,968	$11,030

Property and equipment, net:
Computer equipment and software	$73,421	$68,294
Engineering and other equipment	144,530	123,811
Furniture and fixtures	4,360	4,136
Land and building	30,000	30,000
Leasehold improvements	43,519	41,696

	295,830	267,937
Less: Accumulated depreciation and amortization	(191,531)	(159,819)

Total	$104,299	$108,118

Other accrued liabilities:
Income taxes payable	$39,076	$36,923
Accrued warranty	2,230	1,746
Inventory purchase commitments	6,104	6,634
Accrued sales programs	12,051	8,327
Other	28,530	16,202

Total	$87,991	$69,832

Leasehold improvements at October 28, 2006 and October 29, 2005 are shown net of estimated impairments related to facilities lease losses (see Note 6 “Liabilities Associated with Facilities Lease Losses,” of the Notes to Consolidated Financial Statements).

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Investments and Equity Securities

The following tables summarize the Company’s investments and equity securities (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

October 28, 2006
U.S. government and its agencies and municipal obligations	$124,105	$5	$(556)	$123,554
Corporate bonds and notes	185,183	32	(583)	184,632

Total	$309,288	$37	$(1,139)	$308,186

Reported as:
Short-term investments				$267,694
Long-term investments				40,492

Total				$308,186

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

October 29, 2005
U.S. government and its agencies and municipal obligations	$413,574	$—	$(2,629)	$410,945
Corporate bonds and notes	173,021	11	(1,576)	171,456
Equity securities	34	2	—	36

Total	$586,629	$13	$(4,205)	$582,437

Reported as:
Short-term investments				$209,865
Restricted short-term investments				277,230
Other current assets				36
Long-term investments				95,306

Total				$582,437

For the year ended October 28, 2006, no gains or losses were realized on the sale of investments or marketable equity securities. For the year ended October 29, 2005, gross realized losses on sales of marketable equity securities were $5.2 million primarily associated with the defeasance of the indenture agreement relating to the Company’s 2% Convertible Notes. For the year ended October 30, 2004, gross realized gains on sales of marketable equity securities were $0.2 million. At October 28, 2006 and October 29, 2005, net unrealized holding gains (loss) of $(1.1) million and $(4.2) million, respectively, were included in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the breakdown of the investments with unrealized losses at October 28, 2006 and October 29, 2005 (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

October 28, 2006
U.S. government and its agencies and municipal obligations	$69,016	$(427)	$14,635	$(130)	$83,651	$(557)
Corporate bonds and notes	112,769	(446)	18,208	(136)	130,977	(582)

Total	$181,785	$(873)	$32,843	$(266)	$214,628	$(1,139)

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

October 29, 2005
U.S. government agencies and municipal obligations	$324,219	$(1,769)	$69,376	$(860)	$393,595	$(2,629)
Corporate bonds and notes	95,303	(1,050)	54,206	(526)	149,509	(1,576)

Total	$419,522	$(2,819)	$123,582	$(1,386)	$543,104	$(4,205)

The gross unrealized losses related to fixed income securities were due to changes in interest rates. The Company’s management has determined that the gross unrealized losses on its investment securities at October 28, 2006 and October 29, 2005 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better.

The following table summarizes the maturities of the Company’s investments in debt securities issued by United States government agencies, municipal government obligations, and corporate bonds and notes as of October 28, 2006 (in thousands):

	Amortized
	Cost	Fair Value

Less than one year	$268,535	$267,694
Due in 1 — 2 years	39,253	38,991
Due in 2 — 3 years	1,500	1,501

Total	$309,288	$308,186

9.	Convertible Subordinated Debt

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On August 23, 2005, in accordance with the terms of the indenture agreement dated December 21, 2001 with respect to the Convertible Subordinated Debt, the Company elected to deposit securities with the trustee of the Notes (the “Trustee”), which fully collateralized the outstanding notes, and to discharge the indenture agreement. Pursuant to this election, the Company provided an irrevocable letter of instruction to the Trustee to issue a notice of redemption on June 26, 2006 and to redeem the Notes on August 22, 2006 (the “Redemption Date”). Over the course of fiscal year 2006, the Trustee, using the securities deposited with them, paid to the noteholders (1) all the interest scheduled to become due per the original note prior to the Redemption Date, and (2) all the principal and remaining interest, plus a call premium of 0.4% of the face value of the Notes, on the Redemption Date. As of October 29, 2005, the Company had an aggregate of $277.2 million in interest-bearing U.S. securities with the Trustee. The securities remained on the Company’s balance sheet as restricted short-term investments until the Redemption Date. The Company recorded a loss on investments of $4.7 million in the three months ended October 29, 2005 with respect to the disposition of certain short-term and long-term investments that was necessary to deposit the securities with the Trustee.

The notes were not listed on any securities exchange or included in any automated quotation system, however, the notes were eligible for trading on the Portalsm Market. On October 29, 2005, the average bid and ask price on the Portal Market of the notes was 97.9, resulting in an aggregate fair value of approximately $273.2 million.

The notes were redeemed on August 22, 2006 as contemplated by the irrevocable letter of instruction to the Trustee. As of October 28, 2006, the remaining balance outstanding of the convertible subordinated debt was $0.0 million.

10.	Commitments and Contingencies

Leases

The Company leases its facilities under various operating lease agreements expiring through August 2010. In connection with these agreements, the Company has signed unconditional, irrevocable letters of credit totaling $8.3 million as security for the leases. In addition to base rent, many of the operating lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses. Rent expense for the years ended October 28, 2006, October 29, 2005, and October 30, 2004, was $10.8 million, $10.7 million, and $11.2 million, respectively.

Future minimum lease payments under all non-cancelable operating leases at October 28, 2006 were as follows (in thousands):

Operating
Fiscal Year Ended October	Leases

2007	$16,702
2008	14,759
2009	14,184
2010	11,879
Thereafter	79

Total minimum lease payments	$57,603

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of October 28, 2006, the Company has recorded $16.0 million in facilities lease loss reserves related to future lease commitments for unused space, net of expected sublease income (see Note 6 “Liabilities Associated with Facilities Lease Losses and Asset Impairment charges of the Notes to Consolidated Financial Statements).

Amounts on the table above exclude sublease income for a total of $5.4 million, which consist of $1.1 million to be received in less than 1 year, $3.0 million to be received in 1 through 3 years, and $1.3 million to be received in 3 to 5 years.

Product Warranties

The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience. The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities on the accompanying Consolidated Balance Sheets. For the three months ended January 29, 2005, the Company recorded a warranty benefit of approximately $1.9 million as a result of a change in warranty terms with a customer. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the years ended October 28, 2006 and October 29, 2005 (in thousands):

Accrued
Warranty

Balance at October 30, 2004	$4,669
Liabilities accrued	1,053
Claims paid	(582)
Changes in liability for pre-existing warranties	(3,394)

Balance at October 29, 2005	$1,746

Liabilities accrued	1,865
Claims paid	(559)
Changes in liability for pre-existing warranties	(822)

Balance at October 28, 2006	$2,230

In addition, the Company has standard indemnification clauses contained within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of October 28, 2006, there have been no known events or circumstances that have resulted in an indemnification related liability to the Company.

Manufacturing and Purchase Commitments

The Company has a manufacturing agreement with Hon Hai Precision Industry Co. (“Foxconn”) under which the Company provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to the Company’s customers. The required lead-time for placing orders with Foxconn depends on the specific product. As of October 28, 2006, the Company’s aggregate commitment to Foxconn for inventory components used in the manufacture of Brocade products was $87.9 million, net of purchase commitment reserves of $6.1 million, which the Company expects to utilize during future normal ongoing operations. The Company’s purchase orders placed with Foxconn are cancelable, however if cancelled, the agreement with Foxconn requires the Company to purchase from Foxconn all inventory components not returnable, usable by, or sold to, other customers of Foxconn.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings

From time to time, claims are made against Brocade in the ordinary course of its business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting Brocade from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse affect on Brocade’s results of operations for that period or future periods.

On July 20, 2001, the first of a number of putative class actions for violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Brocade, certain of its officers and directors, and certain of the underwriters for Brocade’s initial public offering of securities. A consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation was filed on April 19, 2002. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in Brocade’s initial public offering and seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against Brocade is being coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases as In Re Initial Public Offering Securities Litigation, 21 MC 92(SAS). In October 2002, the individual defendants were dismissed without prejudice from the action, pursuant to a tolling agreement. On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against Brocade. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including Brocade, was submitted to the Court for approval. On August 31, 2005, the Court granted preliminary approval of the settlement. On April 24, 2006 the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court has yet to issue a ruling on the motion for final approval. The settlement remains subject to a number of conditions, including final approval by the Court. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. Brocade is not one of the test cases and it is unclear what impact this will have on the class certified in Brocade’s case.

On May 16, 2005, Brocade announced that the SEC and the Department of Justice, or the DOJ, are conducting an investigation regarding Brocade’s historical stock option granting processes. Brocade has been cooperating with the SEC and DOJ. During the first quarter of fiscal year 2006, Brocade began active settlement discussions with the Staff of the SEC’s Division of Enforcement, or the Staff, regarding its financial restatements related to stock option accounting. As a result of these discussions, for the three months ended January 28, 2006, Brocade recorded $7.0 million provision for an estimated settlement expense. The $7.0 million estimated settlement expense is based on an offer of settlement that Brocade made to the Staff and for which the Staff has noted it intends on recommending to the SEC’s Commissioners. The offer of settlement is contingent upon final approval by the SEC’s Commissioners.

Beginning on or about May 19, 2005, several securities class action complaints were filed against Brocade and certain of its current and former officers. These actions were filed in the United States District Court for the Northern District of California on behalf of purchasers of Brocade’s stock from February 2001 to May 2005. These lawsuits followed Brocade’s restatement of certain financial results due to stock-based compensation accounting issues. On January 12, 2006, the Court appointed a lead plaintiff and lead counsel. On April 14, 2006, the lead plaintiff filed a consolidated complaint on behalf of purchasers of Brocade’s stock from May 2000 to May 2005. The consolidated complaint alleges, among other things, violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The consolidated complaint generally alleges that Brocade and the individual defendants made false or misleading public statements regarding Brocade’s business and operations and seeks unspecified monetary damages and other relief against the defendants. These lawsuits followed Brocade’s restatement of certain financial results due to stock-based compensation accounting issues.

Beginning on or about May 24, 2005, several derivative actions were also filed against certain of Brocade’s current and former directors and officers. These actions were filed in the United States District Court for the

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Northern District of California and in the California Superior Court in Santa Clara County. The complaints allege that certain of Brocade’s officers and directors breached their fiduciary duties to Brocade by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. Brocade is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The derivative actions pending in the District Court for the Northern District of California were consolidated and the Court created a Lead Counsel structure. The derivative plaintiffs filed a consolidated complaint in the District Court for the Northern District of California on October 7, 2005, and Brocade filed a motion to dismiss that action on October 27, 2005. On January 6, 2006, Brocade’s motion was granted and the consolidated complaint in the District Court for the Northern District of California was dismissed with leave to amend. The parties to this action subsequently reached a preliminary settlement, which remains subject to approval by the Court.

The derivative actions pending in the Superior Court in Santa Clara County were consolidated. The derivative plaintiffs filed a consolidated complaint in the Superior Court in Santa Clara County on September 19, 2005. Brocade filed a motion to stay that action in deference to the substantially identical consolidated derivative action pending in the District Court for the Northern District of California, and on November 15, 2005, the Court stayed the action. In October 2006, the Court partially lifted the stay and granted plaintiffs leave to file an amended complaint. On November 13, 2006, plaintiffs filed an amended complaint.

No amounts have been recorded in Brocade’s Consolidated Financial Statements associated with these matters as the amounts are not estimable other than the $7.0 million provision for an estimated settlement expense with the SEC as noted above.

Integration costs

On August 8, 2006, the Company announced that it had entered into a definitive agreement to acquire McDATA Corporation (“McDATA”) in an all stock transaction valued at approximately $634 million as of such date. Under the terms of the agreement, McDATA stockholders will receive 0.75 shares of Brocade common stock for each share of McDATA class A common stock and each share of McDATA class B common stock they hold. The acquisition is subject to obtaining approval from both Brocade and McDATA stockholders, regulatory approvals and certain other closing conditions.

In connection with the proposed acquisition of McDATA, the Company recorded acquisition and integration costs of $9.6 million for the year ended October 28, 2006, which consisted primarily of costs incurred for consulting services and other professional fees. No amounts have been recorded in Brocade’s Consolidated Financial Statements associated with acquisition and integration costs related to the Company’s proposed acquisition of McDATA other than the $9.6 million as noted above.

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

In accordance with the Exchange Program, on January 9, 2003, the Company cancelled 58.7 million outstanding stock options and issued promises to grant new stock options to participating employees. On July 10,

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003, the first business day that was six months and one day after the cancellation of the exchanged options, the Company granted to participating employees 26.6 million new stock options at an exercise price of $6.54 per share. The exercise price per share of the new stock options was equal to the fair market value of the Company’s common stock at the close of regular trading on July 10, 2003. As of October 28, 2006, 8.9 million of these options, or approximately three percent of the Company’s outstanding common stock, remain outstanding and could have a dilutive effect on the Company’s future earnings per share to the extent that the future market price of the Company’s common stock exceeds $6.54 per share. No financial or accounting effect to the Company’s financial position, results of operations, or cash flows for the years ended October 28, 2006, October 29, 2005 and October 30, 2004 was associated with this transaction.

Tender Offer

On June 12, 2006, the Company completed a tender offer that allowed employees to amend or cancel certain options to remedy potential adverse personal tax consequences. As a result, the Company amended certain options granted after August 14, 2003 that were or may have been granted at a discount and were tendered by employees to increase the option grant price to the fair market value on the date of grant, and to give the employee a cash payment for the difference in option grant price between the amended option and the original discounted price. In addition, the Company cancelled certain options granted prior to August 14, 2003 that were or may have been granted at a discount, and were tendered by employees in exchange for a cash payment based on the Black-Scholes value of the option. The Company has accounted for these modifications and settlements in accordance with SFAS 123R and as a result recorded incremental compensation expense of $2.1 million during the year ended October 28, 2006 and recognized a liability of $3.3 million for the cash payments that will be made to employees in January 2007.

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

Employee Stock Purchase Plan

In March 1999, the Board of Directors approved the adoption of the Company’s 1999 Employee Stock Purchase Plan (the Purchase Plan), and the Company’s shareholders approved the Purchase Plan in April 1999. The Purchase Plan permits eligible employees to purchase shares of the Company’s common stock through payroll deductions at 85 percent of the fair market value at certain plan-defined dates. The maximum number of shares of the Company’s common stock available for sale under the Purchase Plan is 37.2 million shares, plus an annual increase to be added on the first day of the Company’s fiscal year, equal to the lesser of 20.0 million shares, or 2.5 percent of the outstanding shares of common stock at such date. Accordingly, on October 29, 2006 and October 30, 2005, 6.8 million and 6.7 million additional shares, respectively, were made available for issuance under the Purchase Plan. During the years ended October 28, 2006, October 29, 2005, and October 30, 2004, the Company issued 2.9 million shares, 2.8 million shares, and 2.3 million shares, respectively, under the Purchase Plan. At October 28, 2006, 32.2 million shares were available for future issuance under the Purchase Plan.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999 Director Option Plan

In March 1999, the Board of Directors approved the 1999 Director Option Plan (the “Director Plan”) and the Company’s shareholders approved the Director Plan in April 1999. The Director Plan provides for the grant of common stock to Directors of the Company. At October 28, 2006, the Company had reserved 1.5 million shares of authorized but unissued shares of common stock for future issuance under the Director Plan. Of this amount, 0.9 million shares were outstanding, and 0.6 million shares were available for future grants.

1999 Stock Plan

In March 1999, the Board of Directors approved the Company’s 1999 Stock Plan (the “1999 Plan”) and the Company’s shareholders approved the 1999 Plan in April 1999. The 1999 Plan provides for the grant of incentive stock options, nonstatutory stock options and restricted stock to employees and consultants (other than with respect to incentive stock options). Per the terms of the 1999 Plan, the maximum number of shares of the Company’s common stock available for sale under the 1999 Plan is 132.0 million shares, plus an annual increase to be added on the first day of the Company’s fiscal year, equal to the lesser of 40.0 million shares, or 5.0 percent of the outstanding shares of common stock at such date. Accordingly, on October 29, 2006 and October 30, 2005, 13.5 million and 13.5 million additional shares, respectively, were made available for grant under the 1999 Plan. At October 28, 2006, the Company had reserved 81.0 million shares of authorized but unissued shares of common stock for future issuance under the 1999 Plan. Of this amount, 30.0 million shares were outstanding, and 51.0 million shares were available for future grants.

1999 Nonstatutory Stock Option Plan

In September 1999, the Board of Directors approved the Company’s 1999 Nonstatutory Stock Option Plan (the “NSO Plan”). The NSO Plan provides for the grant of nonstatutory stock options to employees and consultants. A total of 51.4 million shares of common stock have been reserved for issuance under the NSO Plan. At October 28, 2006, the Company had reserved approximately 44.0 million shares of authorized but unissued shares of common stock for future issuance under the NSO Plan. Of this amount, 8.8 million shares were outstanding, and 35.2 million shares were available for future grants.

Rhapsody Stock Option Plan

In January 2003, in connection with the Rhapsody acquisition, the Company assumed the Rhapsody’s Stock Option Plan (the “Rhapsody Plan”). The Rhapsody Plan provides for the grant of incentive stock options and/or nonstatutory stock options to employees and consultants. At October 28, 2006, there were less than 0.1 million shares outstanding and 0.1 million available shares for future grants under the Rhapsody Plan.

Therion Stock Option Plan

In May 2005, in connection with the Therion acquisition, the Company assumed the Therion’s Stock Option Plan (the “Therion Plan”). The Therion Plan provides for the grant of incentive stock options and/or nonstatutory stock options to employees and consultants. At October 28, 2006, there were 0.2 million shares outstanding under the Therion Plan, and there were no available shares for future grants.

Stock Options

The Company, under the various stock option plans (the “Plans”) discussed above, grants stock options for shares of common stock to employees and directors. In accordance with the Plans, the stated exercise price for non-qualified stock options shall not be less than 85 percent of the estimated fair market value of common stock on the date of grant. Incentive stock options may not be granted at less than 100 percent of the estimated fair market value of the common stock, and stock options granted to a person owning more than 10 percent of the combined voting

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

power of all classes of stock of the Company must be issued at 110 percent of the fair market value of the stock on the date of grant. The Plans provide that the options shall be exercisable over a period not to exceed ten years. The majority of options granted under the Plans vest over a period of four years. Certain options granted under the Plans vest over shorter periods. At October 28, 2006, the Company had cumulatively reserved 126.9 million shares of authorized but unissued shares of common stock for future issuance under the Plans. Of this amount, 40.0 million shares were outstanding, and 86.9 million shares were available for future grants.

The following table summarizes stock option plan activity under all of the Plans (in thousands except per share amounts):

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	October 28, 2006		October 29, 2005		October 30, 2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	45,179	$6.59	49,524	$7.12	46,591	$7.70
Granted	7,657	$5.63	11,488	$5.15	15,319	$5.52
Exercised	(4,498)	$5.25	(3,836)	$4.98	(2,705)	$4.83
Cancelled	(8,384)	$7.78	(11,997)	$8.02	(9,681)	$7.52

Outstanding at end of year	39,954	$6.35	45,179	$6.59	49,524	$7.14

Exercisable and vested at end of year	24,160	$6.96	25,963	$7.52	24,654	$7.99

The following table summarizes information about stock options outstanding and exercisable at October 28, 2006 (in thousands except number of years and per share amounts):

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Exercise
Range of Exercise Prices	Number	Years	Exercise Price	Number	Price

$ 0.01 - $ 4.97	8,505	5.62	$3.98	3,898	$3.92
$ 5.06 - $ 6.93	29,595	5.82	$6.08	18,782	$6.17
$ 6.95 - $ 25.34	1,524	4.27	$12.01	1,150	$13.55
$28.11 - $ 45.53	115	3.45	$38.63	115	$38.63
$62.00 - $104.94	215	3.81	$79.17	215	$79.17

$ 0.01 - $104.94	39,954	5.70	$6.35	24,160	$6.96

Ending vested and expected to vest	37,827		$6.39

From May 1999 through July 2003, the Company granted 98.8 million options subject to variable accounting as the measurement date of the options grant was not certain. As of October 28, 2006, 1.8 million options with a weighted average exercise price of $15.65 and a weighted average remaining life of 4.6 years remain outstanding and continue to be accounted for under variable accounting.

The dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, for the years ended October 28, 2006 and October 29, 2005 were 4.5 million and 2.1 million, respectively. There was no dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, for the year ended October 30, 2004, as the Company had a net loss for that year.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Compensation Plan Information

The following table summarizes information, as of October 28, 2006, with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans (in thousands except per share amounts):

	A		B	C
				Number of Securities
				Remaining Available
				for Future Issuance
	Number of Securities			Under Equity
	to be Issued		Weighted Average	Compensation Plans
	upon Exercise of		Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options		Outstanding Options	Reflected in Column A)

Equity compensation plans approved by shareholders(1)	31,201	(3)	$5.94	51,643	(4)
Equity compensation plans not approved by shareholders(2)	8,753	(5)	$7.80	35,258

Total	39,954		$6.34	86,901

(1)	Consists of the Purchase Plan, the Director Plan, the 1999 Plan, the Rhapsody Plan, and the Therion Plan. Both the Rhapsody Plan and Therion Plan were assumed in connection with acquisitions.

(2)	Consists solely of the NSO Plan.

(3)	Excludes purchase rights accruing under the Purchase Plan. As of October 28, 2006, the Purchase Plan had a shareholder-approved reserve of 43.9 million shares, of which 32.2 million shares were available for future issuance.

(4)	Consists of shares available for future issuance under the Purchase Plan, the Director Plan, the 1999 Plan, the Rhapsody Plan, and the Therion Plan.

(5)	Substantially all shares were granted prior to fiscal year ended October 25, 2003.

Employee 401(k) Plan

The Company sponsors the Brocade Communications Systems, Inc. 401(k) Plan (the Plan), which qualifies under Section 401(k) of the Internal Revenue Code and is designed to provide retirement benefits for its eligible employees through tax deferred salary deductions.

Through December 31, 2001, employees could contribute from 1 percent to 20 percent of their eligible compensation to the Plan. Effective January 1, 2002, the employee contribution limit was increased to 60 percent of eligible compensation. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of $1,500 per year per person. Effective October 30, 2005, the Company matches employee contributions dollar for dollar up to a maximum of $2,000 per year per person. All matching contributions vest immediately. The Company’s matching contributions to the Plan totaled $1.6 million, $1.4 million, and $1.5 million, for the years ended October 28, 2006, October 29, 2005, and October 30, 2004, respectively.

12.	Employee Benefit and Stock-Based Compensation Plans

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that Brocade has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

	Fiscal Year Ended
	October 28,	October 29,	October 30,
	2006	2005	2004

Stock Options
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.5 - 5.2%	3.7 - 4.1%	1.8 - 3.5%
Expected volatility	47.4 - 52.8%	42.8 - 47.6%	45.2 - 57.3%
Expected term (in years)	3.3	2.8	2.7

The Company recorded $15.4 million of compensation expense related to stock options for the fiscal year ended October 28, 2006, in accordance with SFAS 123R. For the fiscal year ended October 29, 2005, a total of $(0.6) million was recorded for compensation expense.

The weighted-average fair value of employee stock options granted during the years ended October 28, 2006, October 29, 2005 and October 30, 2004 were $2.17, $1.85, and $1.99, respectively. The total intrinsic value of stock options exercised for the years ended October 28, 2006, October 29, 2005 and October 30, 2004 was $6.5 million, $7.3 million, and $4.6 million, respectively.

As of October 28, 2006, there was $16.7 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.5 years.

Employee Stock Purchase Plan

Under Brocade’s Employee Stock Purchase Plan, eligible employees can participate and purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $4.4 million for the year ended October 28, 2006 in accordance with SFAS 123R.

The fair value of the purchase right of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	October 28,	October 29,	October 30,
	2006	2005	2004

Employee Stock Purchase Plan
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.4 - 5.2%	2.5 - 3.4%	1.0 - 1.5%
Expected volatility	42.6 - 44.3%	45.8 - 50.3%	43.6 - 61.7%
Expected term (in years)	0.5	0.5	0.5

As of October 28, 2006, there was $0.4 million of total unrecognized compensation costs related to employee stock purchases. These costs are expected to be recognized over a weighted average period of 0.08 years.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information as Reported in the Financial Statements

Total stock-based compensation expense of $31.4 million, $ (0.6) million and $5.0 million included in the Company’s Consolidated Statement of Operations for the years ended October 28, 2006, October 29, 2005 and October 30, 2004, is comprised of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	October 28,	October 29,	October 30,
	2006	2005	2004

Restricted stock awards	$3,856	$$926	$668
Options remeasured at their intrinsic value	3,894	(2,061)	3,802
Acquisition related amortization of stock compensation	1,794	519	537
Incremental expense related to the adoption of SFAS 123R	19,755	—	—
Incremental expense related to tender offer	2,108	—	—

Total	$31,407	$(616)	$5,007

The table below sets out the $19.8 million of incremental stock-based compensation expense for stock options and employee stock purchases recognized under the provisions of SFAS 123R (in thousands, except per share data) for the year ended October 28, 2006:

Year Ended
October 28,
2006

Stock-based compensation expense for stock options and employee stock purchases included in operations:
Cost of revenues	$(5,673)
Research and development	(6,632)
Sales and marketing	(4,941)
General and administrative	(2,509)

Total	(19,755)
Tax benefit	309

Net decrease in net income	$(19,446)

Effect on:
Net income per share — Basic	$(0.07)
Net income per share — Diluted	$(0.07)

Prior to the Company’s adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than operating cash flows.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information Calculated as if Fair Value Method Had Applied to All Awards for years prior to Fiscal 2006

The table below sets out the pro forma amounts of net income and net income per share (in thousands, except per share data) that would have resulted for the years ended October 29, 2005 and October 30, 2004, if Brocade accounted for its employee stock plans under the fair value recognition provisions of SFAS 123:

	Year	Year
	Ended	Ended
	October 29,	October 30,
	2005	2004

Net income (loss) — as reported	$43,121	$(33,694)
Add(Deduct): Stock-based compensation expense (benefit) included in reported net income, net of tax	(616)	5,007
Deduct: Stock-based compensation expense determined under the fair value based method, net of tax	(19,337)	(37,376)

Pro forma net income (loss)	$23,168	$(66,063)

Basic net income (loss) per share:
As reported	$0.16	$(0.13)
Pro forma	$0.09	$(0.25)
Diluted net income (loss) per share:
As reported	$0.16	$(0.13)
Pro forma	$0.09	$(0.25)

Restricted Stock Awards

For the years ended October 28, 2006 and October 29, 2005, Brocade issued restricted stock awards of 1.9 million shares and 0.02 million shares, respectively, to certain eligible employees at a purchase price of $0.001 and $0.01 per share, respectively. These restricted shares are not transferable until fully vested and are subject to repurchase for all unvested shares upon termination. The fair value of each award is based on the Company’s closing stock price on the date of grant. Compensation expense computed under the fair value method for stock awards issued is amortized over the awards’ vesting period and was $3.9 million and $0.9 million, respectively, for the years ended October 28, 2006 and October 29, 2005.

The weighted-average fair value of the restricted stock awards vested in during the years ended October 28, 2006 and October 29, 2005 was zero. The weighted-average fair value of the restricted stock awards granted in the years ended October 28, 2006 and October 29, 2005 was $4.43 and $7.05, respectively.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At October 28, 2006, unrecognized costs related to restricted stock awards totaled approximately $4.3 million. These costs are expected to be recognized over a weighted average period of 1.1 years. A summary of the nonvested shares for the year ended October 28, 2006 is presented as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
	(In thousand)

Nonvested, October 29, 2005	13	$7.05
Granted	1,923	$4.43
Vested	(12)	$7.05
Forfeited	(76)	$4.43

Nonvested, October 28, 2006	1,848	$4.44
Expected to vest, October 28, 2006	1,543	$4.44

13.	Income Taxes

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended
	October 28,	October 29,	October 30,
	2006	2005	2004

United States	$45,088	$20,398	$(46,684)
International	53,264	34,800	27,060

Total	$98,352	$55,198	$(19,624)

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended
	October 28,	October 29,	October 30,
	2006	2005	2004

Federal:
Current	$18,475	$2,942	$—
Deferred	—	—	—

	18,475	2,942	—

State:
Current	4,893	2,826	428
Deferred	—	—	—

	4,893	2,826	428

Foreign:
Current	7,397	6,309	13,642
Deferred	(42)	—	—

	7,355	6,309	13,642

Total	$30,723	$12,077	$14,070

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the United States federal statutory rate and the Company’s income tax provision for financial statement purposes consisted of the following:

	Fiscal Year Ended
	October 28,	October 29,	October 30,
	2006	2005	2004

Provision for (benefit from) income taxes at statutory rate	35.0%	35.0%	(35.0)%
State taxes, net of federal tax benefit	3.5	4.1	1.8
Foreign income taxed at other than U.S. rates	(8.9)	(10.7)	14.7
In-process research and development	—	4.9	—
Research and development credit	(0.4)	(0.3)	(31.5)
Other permanent items	4.9	2.9	1.7
Tax on repatriated foreign earnings under Act, net of credits	—	7.2	—
Change in valuation allowance	(2.9)	(21.2)	120.0

Provision for income taxes	31.2%	21.9%	71.7%

The Company has the intent to indefinitely reinvest any undistributed earnings of foreign subsidiaries that were not repatriated under The American Jobs Creation Act of 2004 (the Act) and therefore has not provided deferred taxes on approximately $91.1 million of undistributed earnings as of October 28, 2006. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company could be subject to additional U.S. income taxes, subject to an adjustment for foreign tax credits, and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

The Act was enacted on October 22, 2004. One provision of the Act effectively reduces the tax rate on qualifying repatriation of earnings held by foreign-based subsidiaries to 5.25 percent. Normally, such repatriations would be taxed at a rate of up to 35 percent. In the fourth quarter of fiscal year 2005, the Company made the decision that it would repatriate approximately $78.2 million under the Act. After the repatriation, the Company did not provide deferred taxes on undistributed earnings of foreign subsidiaries as the Company intends to utilize these earnings through expansion of its business operations outside the United States for an indefinite period of time.

The components of net deferred tax assets are as follows (in thousands):

	October 28,	October 29,
	2006	2005

Net operating loss carryforwards	$121,563	$157,393
Variable stock option compensation charge	6,438	4,957
Tax credit carryforwards	73,425	66,046
Reserves and accruals	73,244	57,631
Non-U.S. Stock Option Expense	42	—
Capitalized research expenditures	19,090	22,257
Net unrealized losses on investments	—	1,675
Other	212	177

Total	294,014	310,136
Less: Valuation allowance	(293,972)	(310,136)

Net deferred tax assets	$42	$—

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended October 28, 2006, the Company had a decrease in valuation allowance of $16.2 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including the Company’s past earnings and the scheduling of deferred tax liabilities and projected income from operating activities. Management does not believe it is more likely than not that the company’s deferred tax assets are realizable. The amount of the deferred tax asset considered realizable, however, could be increased in the near future if the Company exhibits sufficient positive evidence in future periods that demonstrate the continuation of its trend in projected earnings is achievable. The tax benefit of these credits and loss carryforwards attributable to non- variable stock options will be accounted for as a credit to shareholders’ equity rather than a reduction of income tax expense. Included in the valuation allowance are $134.9 million and $162.9 million as of October 28, 2006 and October 29, 2005, respectively that would be credited to shareholders’ equity associated with stock options.

As of October 28, 2006, the Company had federal net operating loss carryforwards of $337.2 million and state net operating loss carryforwards of $134.9 million. Additionally, the Company has $36.8 million of federal tax credits and $52.5 million of state tax credits. The federal net operating loss and other tax credit carryforwards expire on various dates between 2016 through 2024; the state net operating loss carryforwards expire on various dates between 2007 through 2024. Under the current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by statute or upon the occurrence of certain events, including significant changes in ownership interests.

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

14.	Segment Information

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

Revenues are attributed to geographic areas based on the location of the customer to which products are shipped. Domestic revenues include sales to certain OEM customers who take possession of Brocade products domestically and then distribute those products to their international customers. The percent of revenue derived from domestic and international customers for the years ended October 28, 2006, October 29, 2005 and October 30, 2004, is as follows:

	Fiscal Year Ended
	October 28,	October 29,	October 30,
	2006	2005	2004

Revenues by geography:
Domestic	64%	63%	65%
International	36%	37%	35%

Total	100%	100%	100%

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended October 28, 2006, three customers accounted for 31 percent, 22 percent and 20 percent of total revenues, respectively. For the year ended October 29, 2005, the same three customers accounted for 29 percent, 21 percent, and 21 percent of total revenues, respectively. For the year ended October 30, 2004, also the same three customers accounted for 29 percent, 22 percent, and 19 percent of total revenues, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company’s financial condition or results of operations.

Geographic information for the years ended October 28, 2006, October 29, 2005, and October 30, 2004 are presented below (in thousands).

	Fiscal Year Ended
	October 28,	October 29,	October 30,
	2006	2005	2004

Net Revenues:
North America (principally the United States)	$478,138	$373,710	$387,225
Europe, the Middle East, and Africa	201,996	139,741	153,114
Asia Pacific	70,458	60,669	55,926

Total	$750,592	$574,120	$596,265

The majority of the Company’s assets as of October 28, 2006, October 29, 2005, and October 30, 2004 were attributable to its United States operations.

15.	Interest and Other Income, net

Interest and other income, net consisted of the following (in thousands):

	Fiscal Year Ended
	October 28,	October 29,	October 30,
	2006	2005	2004

Interest income	$29,233	$22,270	$19,619
Other income (expense), net	(135)	386	(833)

Total	$29,098	$22,656	$18,786

16.	Gain on Investments, net

Net gain on investment of $2.7 million for the year ended October 28, 2006, consisted of the disposition of portfolio investments primarily associated with non-marketable private strategic investments. Net loss on investments of $5.1 million for the year ended October 29, 2005 consisted of $5.2 million in losses on the disposition of portfolio investments primarily associated with the defeasance of the indenture agreement relating to the Company’s 2% Convertible Notes, offset by $0.1 million gains on the disposition of non-marketable private strategic investments. Net gain on investments of $0.4 million for the year ended October 30, 2004 consisted of gains on the disposition of non-marketable private strategic investments. The carrying value of the Company’s equity investments in non-publicly traded companies at October 28, 2006, October 29, 2005 and October 30, 2004 was $0.8 million, $3.8 million and $0.5 million, respectively.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Net Income (Loss) per Share

The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Fiscal Year Ended
	October 28,	October 29,	October 30,
	2006	2005	2004

Net income (loss)	$67,629	$43,121	$(33,694)

Basic and diluted net income (loss) per share:
Weighted-average shares of common stock outstanding	271,498	268,256	260,849
Less: Weighted-average shares of common stock subject to repurchase	(1,896)	(80)	(403)

Weighted-average shares used in computing basic net income (loss) per share	269,602	268,176	260,446
Dilutive potential common shares	4,540	2,084	—

Weighted-average shares used in computing diluted net income per share	274,142	270,260	260,446

Basic net income (loss) per share	$0.25	$0.16	$(0.13)

Diluted net income (loss) per share	$0.25	$0.16	$(0.13)

For the years ended October 28, 2006 and October 29, 2005, potential common shares in the form of stock options to purchase 26.6 million and 30.6 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share. For the year ended October 30, 2004, stock options outstanding of 49.5 million shares were antidilutive as the Company had a net loss and, therefore, were not included in the computation of diluted earnings per share. In addition, for the years ended October 28, 2006, October 29, 2005, and October 30, 2004, potential common shares resulting from the potential conversion of the Company’s convertible subordinated debt of 5.2 million, 6.8 million, and 9.2 million weighted-average common shares were antidilutive, respectively, and, therefore, not included in the computation of diluted earnings per share.

18.	Related Party and Other Transactions

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

19.	Subsequent Events

On November 17, 2006, the Company’s Board of Directors determined to terminate the shareholder rights plan through an amendment to the rights plan to accelerate the termination date of the shareholder rights plan. Brocade intends to implement this amendment in the near future.

On November 17, 2006, the Company’s Board of Directors amended the 1999 Stock Plan to expressly permit the grant of restricted stock units, including performance-based restricted stock units.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”).

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

Changes in Internal Control over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during the quarter ended October 28, 2006 as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of its internal control over financial reporting as of October 28, 2006. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” Based on our assessment we believe that, as of October 28, 2006, our internal control over financial reporting is effective based on those criteria.

Our Independent Registered Public Accounting Firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting. The report of KPMG LLP appears on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS
BROCADE COMMUNICATIONS SYSTEMS, INC:

We have audited management’s assessment, included in the accompanying “Management Report on Internal Control over Financial Reporting,” that Brocade Communications Systems, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of October 28, 2006, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of October 28, 2006, is fairly stated, in all material respects, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 28, 2006, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of October 28, 2006 and October 29, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended October 28, 2006, and the related financial statement schedule, and our report dated January 9, 2007, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  KPMG LLP

Mountain View, California
January 9, 2007

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Stockholders (the “Proxy Statement”).

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

The Board of Directors has adopted a Code of Ethics for Principal Executive and Senior Financial Officers (the “Code of Ethics”), which applies to the Company’s Chief Executive Officer, Chief Financial Officer and any other principal financial officer, Controller and any other principal accounting officer, and any other person performing similar functions. The Code of Ethics is available on our website at www.brocade.com, on the Investor page. We will also provide a copy of the Code of Ethics upon request made by email to investor-relations@brocade.com or in writing to Brocade Communications Systems, Inc., Attention: Investor Relations, 1745 Technology Drive, San Jose, California 95110. The Company will disclose any amendment to the Code of Ethics or waiver of a provision of the Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer and any other principal financial officer, Controller and any other principal accounting officer, and any other person performing similar functions and relate to certain elements of the Code of Ethics, including the name of the officer to whom the waiver was granted, on our website at www.brocade.com, on the Investor page.

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

The following documents are filed as part of this Form 10-K

(1) Financial Statements:

Reference is made to the Index to Consolidated Financial Statements of Brocade Communications Systems, Inc. under Item 8 in Part II of this Form 10-K.

(2) Financial Statement Schedules:

The following financial statement schedule of Brocade Communications Systems, Inc. for the years ended October 28, 2006, October 29, 2005, and October 30, 2004, is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Brocade Communications Systems, Inc.

Schedule II — Valuation and Qualifying Accounts	Page 102

(3)	Exhibits:

Item 601 of Regulation S-K requires the exhibits listed below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Index

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated November 5, 2002 (incorporated by reference to Exhibit 2.1 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
2.2	First Amendment to Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated January 5, 2003 (incorporated by reference to Exhibit 2.2 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
2.3	Agreement and Plan of Reorganization by and among Brocade, McDATA Corporation and certain other parties dated August 7, 2006 (incorporated by reference to Exhibit 2.1 from Brocade’s Form 8-K filed on August 8, 2006)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
3.2	Amended and Restated Bylaws of the Registrant amended as of November 17, 2006 (incorporated by reference to Exhibit 99.1 from Brocade’s Form 8-K filed on November 24, 2006)
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)
4.1	Form of Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
4.2	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)
4.3	Amendment No. 1 dated August 7, 2006 to the Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A. (incorporated by reference to Exhibit 4.4 from Brocade’s Quarterly Repot on Form 10-Q for the fiscal quarter ended July 29, 2006)
10.1	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

Exhibit
Number		Description of Document

10.2		Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade dated September 5, 1996 (incorporated by reference to Exhibit 10.13 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
10	.3#	Acknowledgement between Wind River Systems, Inc. and Brocade dated April 22, 1999 (incorporated by reference to Exhibit 10.18 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
10	.4#	Manufacturing Agreement between Solectron California Corporation and Brocade dated July 30, 1999 (incorporated by reference to Exhibit 10.24 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended)
10.5		Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999 (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended)
10.6		First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000 (incorporated by reference to Exhibit 10.22 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.7		Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000 (incorporated by reference to Exhibit 10.23 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.8		Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2000 (incorporated by reference to Exhibit 10.26 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000)
10.9		First Amendment to Credit Agreement between Comerica Bank-California and Brocade dated March 21, 2000 (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.10		Second Amendment to Credit Agreement between Comerica Bank-California and Brocade dated September 20, 2000 (incorporated by reference to Exhibit 10.26 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.11		Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000 (incorporated by reference to Exhibit 10.27 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10	.12#	Purchase Agreement between Compaq Computer Corporation and Brocade dated February 1, 2000 (incorporated by reference to Exhibit 10.28 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10	.13#	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000 (EMC Purchase Agreement) (incorporated by reference to Exhibit 10.29 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10	.14#	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000 (incorporated by reference to Exhibit 10.23 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.15		Extension Agreement between EMC Corporation and Brocade dated November 13, 2002 (incorporated by reference to Exhibit 10.24 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2003)
10	.16#	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999 (incorporated by reference to Exhibit 10.24 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.17		Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.18#	Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.26 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)

Exhibit
Number		Description of Document

10	.19#	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.27 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.20#	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.28 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.21#	Statement of Work #2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.29 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.22		Third Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 22, 2001 (incorporated by reference to Exhibit 10.2 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001)
10.23		Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000 (incorporated by reference to Exhibit 10.1 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001)
10	.24#	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10	.25#	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10	.26#	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.37 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.27#	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.36 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
10	.28#	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10.29		Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10	.30#	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement) (incorporated by reference to Exhibit 10.38 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.31#	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (incorporated by reference to Exhibit 10.39 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10.32		Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002 (incorporated by reference to Exhibit 10.40 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.33#	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement) (incorporated by reference to Exhibit 10.41 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.34#	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001 (incorporated by reference to Exhibit 10.42 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.35#	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001 (incorporated by reference to Exhibit 10.43 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)

Exhibit
Number		Description of Document

10	.36#	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002 (incorporated by reference to Exhibit 10.44 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.37#	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002 (incorporated by reference to Exhibit 10.45 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.38#	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002. (incorporated by reference to Exhibit 10.48 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
10	.39#	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPI Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.49 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10.40		Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (incorporated by reference to Exhibit 10.50 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.41#	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003 (incorporated by reference to Exhibit 10.51 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.42#	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.52 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10.43		Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.53 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.44#	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.54 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.45#	Amendment No. 2 to EMC Purchase Agreement between Brocade and EMC dated February 18, 2003. (incorporated by reference to Exhibit 10.55 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.46#	Amendment No. 3 to EMC Purchase Agreement between Brocade and EMC dated July 30, 2003 (incorporated by reference to Exhibit 10.56 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 25, 2003)
10	.47#	Amendment #10 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.55 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.48#	Amendment #11 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.56 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.49#	Amendment #14 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.59 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.50#	Statement of Work #3 between International Business Machines Corporation and Brocade dated December 15, 2003 (incorporated by reference to Exhibit 10.60 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.51#	Amendment No. 4 to EMC Purchase Agreement between Brocade and EMC dated October 29, 2003 (incorporated by reference to Exhibit 10.61 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)

Exhibit
Number		Description of Document

10.52		Third Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 30, 2000 (incorporated by reference to Exhibit 10.62 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.53		Fourth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.63 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.54		Fifth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.64 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.55		Sixth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.65 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.56		Real Estate Sale and Lease Termination Agreement between EOP-Skyport I, LLC and Brocade effective November 18, 2003 (incorporated by reference to Exhibit 10.66 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.57		Grant Deed from EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003 (incorporated by reference to Exhibit 10.67 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.58		Fourth Amendment to the Skyport Plaza Declaration of Common Easements, Covenants, Conditions and Restrictions dated October 18, 2003 (incorporated by reference to Exhibit 10.68 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.59		Guaranty of Brocade Communications Systems, Inc. to EOP Skyport I, L.L.C dated November 18, 2003 (incorporated by reference to Exhibit 10.69 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.60		Right of First Offer Agreement between EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003 (incorporated by reference to Exhibit 10.70 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.61#	Amendment #15 dated March 26, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.71 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004)
10	.62#	Amendment No. 6 dated April 27, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.72 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004)
10	.63#	Amendment No. 5 dated May 4, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.73 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004)
10	.64#	Amendment #1 dated May 12, 2004 to Statement of Work #3 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.76 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004)
10	.65#	Amendment #18 dated October 5, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.77 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.66#	Amendment No. 7 dated July 28, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.78 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.67#	Amendment No. 8 dated November 1, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.79 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.68#	Amendment #1 dated November 2, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.80 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)

Exhibit
Number		Description of Document

10	.69#	Amendment #2 dated October 27, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.81 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.70*	Employment Letter for Michael Klayko (incorporated by reference to Exhibit 10.85 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.71*	Employment Letter for Don Jaworski (incorporated by reference to Exhibit 10.86 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.72#	Amendment #19 dated January 28, 2005 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.88 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 29, 2005)
10	.73#	Amendment #3 dated November 22, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.89 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 29, 2005)
10	.74*	Change of Control Retention Agreement entered into by Brocade Communications Systems, Inc. and Michael Klayko dated March 9, 2005 (incorporated by reference to Exhibit 10.90 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 29, 2005)
10	.75*	Form of Change of Control Retention Agreement entered into by Brocade Communications Systems, Inc. and each of Don Jaworski, T.J. Grewal, Luc Moyen and Tom Buiocchi dated March 9, 2005 (incorporated by reference to Exhibit 10.91 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 29, 2005)
10	.76#	Amendment #10 dated March 20, 2005 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 30, 2005)
10	.77#	Amendment #11 dated March 25, 2005 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 30, 2005)
10	.78*	Senior Leadership Plan as amended and restated as of October 21, 2005 (incorporated by reference to Exhibit 10.83 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005)
10	.79*	Therion Software Corporation 2004 Stock Plan (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10.80		Fourth Amendment to Credit Agreement between Comerica Bank-California and Brocade dated July 27, 2005 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.81#	Amendment #21 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated June 28, 2005 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.82#	Amendment #13 dated July 12, 2005 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.83*	Form of Change of Control Retention Agreement between the Company and Ian Whiting dated May 1, 2005 (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.84*	Amended and Restated 1999 Stock Plan and related forms of agreements (incorporated by reference to Exhibit 10.89 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005)
10	.85*	Amended and Restated Employee Stock Purchase Plan and related forms of agreements (incorporated by reference to Exhibit 10.7 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)

Exhibit
Number		Description of Document

10	.86*	Amended and Restated 1999 Nonstatutory Stock Option Plan and related forms of agreements (incorporated by reference to Exhibit 10.8 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.87*	Employment Letter for Ian Whiting dated May 1, 2005 (incorporated by reference to Exhibit 10.92 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005)
10	.88#	Amendment #22 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.93 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)
10	.89#	Amendment #6 to Statement of Work No. 3 between International Business Machines Corporation and Brocade dated September 13, 2005 (incorporated by reference to Exhibit 10.94 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)
10	.90#	Statement of Work No. 4 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.95 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)
10	.91#	Amendment #14 dated October 24, 2005 to EMC Purchase Agreement between Brocade and EMC dated January 25, 2000 (incorporated by reference to Exhibit 10.96 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)
10.92		Fifth Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2006 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 28, 2006)
10.93		Tolling Agreement dated as of January 1, 2006 between Gregory L. Reyes and Brocade, David House, William Krause, Nicholas Moore, William O’Brien, Christopher Paisley, Larry Sonsini, Seth Neiman, Neal Dempsey and Sanjay Vaswani (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 28, 2006)
10	.94#	Amendment #23 dated December 15, 2005 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 28, 2006)
10.95		Amendment #24 dated December 15, 2005 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 28, 2006)
10	.96†	Amendment #4 dated January 20, 2006 to the OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)
10	.97†	Amendment No. 12 to the OEM Purchase Agreement dated January 25, 2000 (effective as of January 31, 2006) by and among Brocade, Brocade Communications Switzerland SarL, and EMC Corporation (incorporated by references to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)
10	.98†	Amendment #25 effective April 14, 2006 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)
10	.99†	Amendment #4 dated March 30, 2006 to the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)
10	.100†	Amendment #1 to Statement of Work No. 4 between International Business Machines Corporation and Brocade effective May 31, 2006 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 29, 2006)
10	.101†	Amendment #7 to Statement of Work No. 3 between International Business Machines Corporation and Brocade dated July 19, 2006 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 29, 2006)

Exhibit
Number		Description of Document

10	.102*	Change of Control Retention Agreement entered into by Brocade Communications Systems, Inc. and Tyler Wall dated June 22, 2005 (incorporated by reference to Exhibit 10.108 from Brocade’s Registration Statement on Form S-4 filed on December 5, 2006)
10	.103†/**	Amendment #26 dated September 19, 2006 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005
10	.104†/**	Amendment #27 dated October 3, 2006 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005
10	.105†/**	Amendment #6 effective as of August 4, 2006 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002
10	.106†/**	Amendment #7 dated August 4, 2006 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002
12	.1**	Statement of Computation of Ratio of Earnings to Fixed Charges
21	.1**	Subsidiaries of Registrant
23	.1**	Consent of Independent Registered Public Accounting Firm
24	.1**	Power of attorney (see signature page)
31	.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31	.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32	.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

**	Filed herewith.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended October 28, 2006, October 29, 2005, and October 30, 2004

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Expenses/		End of
Description	Period	Revenues	Deductions*	Period
	(In thousands)

Allowance for doubtful accounts:
2006	$467	$427	$(200)	$694
2005	$409	$200	$(142)	$467
2004	$639	$—	$(230)	$409
Sales returns and allowances:
2006	$4,475	$3,099	$(3,426)	$4,148
2005	$3,452	$2,755	$(1,732)	$4,475
2004	$3,541	$3,406	$(3,495)	$3,452

*	Deductions related to the allowance for doubtful accounts and sales returns and allowances represent amounts written off against the allowance less recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brocade Communications Systems, Inc.

By:	/s/ Michael Klayko
Michael Klayko
Chief Executive Officer

January 9, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael Klayko Michael Klayko	Chief Executive Officer (Principal Executive Officer and Director)	January 9, 2007

/s/ Richard Deranleau Richard Deranleau	Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)	January 8, 2007

/s/ David L. House David L. House	Chairman of the Board of Directors	January 8, 2007

/s/ L. William Krause L. William Krause	Lead Director	January 8, 2007

/s/ Neal Dempsey Neal Dempsey	Director	January 8, 2007

/s/ Glenn Jones Glenn Jones	Director	January 4, 2007

Signature	Title	Date

/s/ Michael J. Rose Michael J. Rose	Director	January 8, 2007

/s/ Sanjay Vaswani Sanjay Vaswani	Director	January 8, 2007

/s/ Robert Walker Robert Walker	Director	January 3, 2007

EXHIBIT INDEX

Exhibit
Number		Description of Document

2.1		Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated November 5, 2002 (incorporated by reference to Exhibit 2.1 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
2.2		First Amendment to Agreement and Plan of Reorganization by and among Brocade, Rhapsody Networks, Inc., and certain other parties dated January 5, 2003 (incorporated by reference to Exhibit 2.2 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
2.3		Agreement and Plan of Reorganization by and among Brocade, McDATA Corporation and certain other parties dated August 7, 2006 (incorporated by reference to Exhibit 2.1 from Brocade’s Form 8-K filed on August 8, 2006)
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
3.2		Amended and Restated Bylaws of the Registrant amended as of November 17, 2006 (incorporated by reference to Exhibit 99.1 from Brocade’s Form 8-K filed on November 24, 2006)
3.3		Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)
4.1		Form of Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
4.2		Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)
4.3		Amendment No. 1 dated August 7, 2006 to the Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A. (incorporated by reference to Exhibit 4.4 from Brocade’s Quarterly Repot on Form 10-Q for the fiscal quarter ended July 29, 2006)
10.1		Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
10.2		Master Equipment Lease Agreement between Venture Lending & Leasing, Inc. and Brocade dated September 5, 1996 (incorporated by reference to Exhibit 10.13 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
10	.3#	Acknowledgement between Wind River Systems, Inc. and Brocade dated April 22, 1999 (incorporated by reference to Exhibit 10.18 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
10	.4#	Manufacturing Agreement between Solectron California Corporation and Brocade dated July 30, 1999 (incorporated by reference to Exhibit 10.24 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended)
10.5		Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999 (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended)
10.6		First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000 (incorporated by reference to Exhibit 10.22 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.7		Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000 (incorporated by reference to Exhibit 10.23 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.8		Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2000 (incorporated by reference to Exhibit 10.26 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2000)
10.9		First Amendment to Credit Agreement between Comerica Bank-California and Brocade dated March 21, 2000 (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)

Exhibit
Number		Description of Document

10.10		Second Amendment to Credit Agreement between Comerica Bank-California and Brocade dated September 20, 2000 (incorporated by reference to Exhibit 10.26 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.11		Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000 (incorporated by reference to Exhibit 10.27 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10	.12#	Purchase Agreement between Compaq Computer Corporation and Brocade dated February 1, 2000 (incorporated by reference to Exhibit 10.28 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10	.13#	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000 (EMC Purchase Agreement) (incorporated by reference to Exhibit 10.29 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10	.14#	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000 (incorporated by reference to Exhibit 10.23 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.15		Extension Agreement between EMC Corporation and Brocade dated November 13, 2002 (incorporated by reference to Exhibit 10.24 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2003)
10	.16#	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999 (incorporated by reference to Exhibit 10.24 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.17		Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.18#	Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.26 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.19#	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.27 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.20#	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.28 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.21#	Statement of Work #2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.29 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.22		Third Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 22, 2001 (incorporated by reference to Exhibit 10.2 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001)
10.23		Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000 (incorporated by reference to Exhibit 10.1 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001)
10	.24#	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10	.25#	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10	.26#	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.37 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)

Exhibit
Number		Description of Document

10	.27#	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.36 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
10	.28#	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10.29		Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10	.30#	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement) (incorporated by reference to Exhibit 10.38 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.31#	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (incorporated by reference to Exhibit 10.39 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10.32		Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002 (incorporated by reference to Exhibit 10.40 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.33#	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement) (incorporated by reference to Exhibit 10.41 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.34#	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001 (incorporated by reference to Exhibit 10.42 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.35#	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001 (incorporated by reference to Exhibit 10.43 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.36#	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002 (incorporated by reference to Exhibit 10.44 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.37#	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002 (incorporated by reference to Exhibit 10.45 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.38#	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002. (incorporated by reference to Exhibit 10.48 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
10	.39#	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPI Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.49 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10.40		Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (incorporated by reference to Exhibit 10.50 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.41#	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003 (incorporated by reference to Exhibit 10.51 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.42#	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.52 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10.43		Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.53 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)

Exhibit
Number		Description of Document

10	.44#	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.54 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.45#	Amendment No. 2 to EMC Purchase Agreement between Brocade and EMC dated February 18, 2003. (incorporated by reference to Exhibit 10.55 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.46#	Amendment No. 3 to EMC Purchase Agreement between Brocade and EMC dated July 30, 2003 (incorporated by reference to Exhibit 10.56 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 25, 2003)
10	.47#	Amendment #10 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.55 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.48#	Amendment #11 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.56 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.49#	Amendment #14 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.59 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.50#	Statement of Work #3 between International Business Machines Corporation and Brocade dated December 15, 2003 (incorporated by reference to Exhibit 10.60 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.51#	Amendment No. 4 to EMC Purchase Agreement between Brocade and EMC dated October 29, 2003 (incorporated by reference to Exhibit 10.61 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.52		Third Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 30, 2000 (incorporated by reference to Exhibit 10.62 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.53		Fourth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.63 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.54		Fifth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.64 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.55		Sixth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.65 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.56		Real Estate Sale and Lease Termination Agreement between EOP-Skyport I, LLC and Brocade effective November 18, 2003 (incorporated by reference to Exhibit 10.66 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.57		Grant Deed from EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003 (incorporated by reference to Exhibit 10.67 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.58		Fourth Amendment to the Skyport Plaza Declaration of Common Easements, Covenants, Conditions and Restrictions dated October 18, 2003 (incorporated by reference to Exhibit 10.68 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.59		Guaranty of Brocade Communications Systems, Inc. to EOP Skyport I, L.L.C dated November 18, 2003 (incorporated by reference to Exhibit 10.69 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.60		Right of First Offer Agreement between EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003 (incorporated by reference to Exhibit 10.70 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)

Exhibit
Number		Description of Document

10	.61#	Amendment #15 dated March 26, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.71 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004)
10	.62#	Amendment No. 6 dated April 27, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.72 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004)
10	.63#	Amendment No. 5 dated May 4, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.73 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004)
10	.64#	Amendment #1 dated May 12, 2004 to Statement of Work #3 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.76 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004)
10	.65#	Amendment #18 dated October 5, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.77 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.66#	Amendment No. 7 dated July 28, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.78 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.67#	Amendment No. 8 dated November 1, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.79 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.68#	Amendment #1 dated November 2, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.80 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.69#	Amendment #2 dated October 27, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.81 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.70*	Employment Letter for Michael Klayko (incorporated by reference to Exhibit 10.85 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.71*	Employment Letter for Don Jaworski (incorporated by reference to Exhibit 10.86 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.72#	Amendment #19 dated January 28, 2005 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.88 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 29, 2005)
10	.73#	Amendment #3 dated November 22, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.89 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 29, 2005)
10	.74*	Change of Control Retention Agreement entered into by Brocade Communications Systems, Inc. and Michael Klayko dated March 9, 2005 (incorporated by reference to Exhibit 10.90 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 29, 2005)
10	.75*	Form of Change of Control Retention Agreement entered into by Brocade Communications Systems, Inc. and each of Don Jaworski, T.J. Grewal, Luc Moyen and Tom Buiocchi dated March 9, 2005 (incorporated by reference to Exhibit 10.91 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 29, 2005)
10	.76#	Amendment #10 dated March 20, 2005 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 30, 2005)
10	.77#	Amendment #11 dated March 25, 2005 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 30, 2005)
10	.78*	Senior Leadership Plan as amended and restated as of October 21, 2005 (incorporated by reference to Exhibit 10.83 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005)

Exhibit
Number		Description of Document

10	.79*	Therion Software Corporation 2004 Stock Plan (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10.80		Fourth Amendment to Credit Agreement between Comerica Bank-California and Brocade dated July 27, 2005 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.81#	Amendment #21 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated June 28, 2005 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.82#	Amendment #13 dated July 12, 2005 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.83*	Form of Change of Control Retention Agreement between the Company and Ian Whiting dated May 1, 2005 (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.84*	Amended and Restated 1999 Stock Plan and related forms of agreements (incorporated by reference to Exhibit 10.89 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005)
10	.85*	Amended and Restated Employee Stock Purchase Plan and related forms of agreements (incorporated by reference to Exhibit 10.7 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.86*	Amended and Restated 1999 Nonstatutory Stock Option Plan and related forms of agreements (incorporated by reference to Exhibit 10.8 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.87*	Employment Letter for Ian Whiting dated May 1, 2005 (incorporated by reference to Exhibit 10.92 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005)
10	.88#	Amendment #22 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.93 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)
10	.89#	Amendment #6 to Statement of Work No. 3 between International Business Machines Corporation and Brocade dated September 13, 2005 (incorporated by reference to Exhibit 10.94 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)
10	.90#	Statement of Work No. 4 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.95 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)
10	.91#	Amendment #14 dated October 24, 2005 to EMC Purchase Agreement between Brocade and EMC dated January 25, 2000 (incorporated by reference to Exhibit 10.96 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)
10.92		Fifth Amendment to Credit Agreement between Comerica Bank-California and Brocade dated January 5, 2006 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 28, 2006)
10.93		Tolling Agreement dated as of January 1, 2006 between Gregory L. Reyes and Brocade, David House, William Krause, Nicholas Moore, William O’Brien, Christopher Paisley, Larry Sonsini, Seth Neiman, Neal Dempsey and Sanjay Vaswani (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 28, 2006)
10	.94#	Amendment #23 dated December 15, 2005 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 28, 2006)
10.95		Amendment #24 dated December 15, 2005 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 28, 2006)
10	.96†	Amendment #4 dated January 20, 2006 to the OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)

Exhibit
Number		Description of Document

10	.97†	Amendment No. 12 to the OEM Purchase Agreement dated January 25, 2000 (effective as of January 31, 2006) by and among Brocade, Brocade Communications Switzerland SarL, and EMC Corporation (incorporated by references to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)
10	.98†	Amendment #25 effective April 14, 2006 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)
10	.99†	Amendment #4 dated March 30, 2006 to the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)
10	.100†	Amendment #1 to Statement of Work No. 4 between International Business Machines Corporation and Brocade effective May 31, 2006 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 29, 2006)
10	.101†	Amendment #7 to Statement of Work No. 3 between International Business Machines Corporation and Brocade dated July 19, 2006 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 29, 2006)
10	.102*	Change of Control Retention Agreement entered into by Brocade Communications Systems, Inc. and Tyler Wall dated June 22, 2005 (incorporated by reference to Exhibit 10.108 from Brocade’s Registration Statement on Form S-4 filed on December 5, 2006)
10	.103†/**	Amendment #26 dated September 19, 2006 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005
10	.104†/**	Amendment #27 dated October 3, 2006 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005
10	.105†/**	Amendment #6 effective as of August 4, 2006 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002
10	.106†/**	Amendment #7 dated August 4, 2006 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002
12	.1**	Statement of Computation of Ratio of Earnings to Fixed Charges
21	.1**	Subsidiaries of Registrant
23	.1**	Consent of Independent Registered Public Accounting Firm
24	.1**	Power of attorney (see signature page)
31	.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31	.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32	.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

**	Filed herewith.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.