Form 10-Q
period 2007-01-27
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2007-03-08
CIK 1009626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended January 27, 2007
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
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock on February 14, 2007 was 400,624,221shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED JANUARY 27, 2007

Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II — Other Information, Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Further, we undertake no obligation to revise or update any forward-looking statements for any reason.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	January 27,	January 28,
	2007	2006

Net revenues	$224,156	$170,082
Cost of revenues	82,790	69,381

Gross margin	141,366	100,701
Operating expenses:
Research and development	42,391	38,742
Sales and marketing	38,587	30,868
General and administrative	7,404	7,801
Legal fees associated with indemnification obligations, SEC investigation and other related costs	5,228	4,029
Acquisition and integration costs	7,433	—
Provision for SEC settlement	—	7,000
Amortization of intangible assets	910	—

Total operating expenses	101,953	88,440

Income from operations	39,413	12,261
Interest and other income, net	7,456	7,030
Interest expense	(4)	(1,777)

Income before provision for income taxes	46,865	17,514
Income tax provision	13,547	7,854

Net income	$33,318	$9,660

Net income per share — Basic	$0.12	$0.04

Net income per share — Diluted	$0.12	$0.04

Shares used in per share calculation — Basic	272,855	269,400

Shares used in per share calculation — Diluted	285,137	272,101

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	January 27,	October 28,
	2007	2006

Assets

Current assets:
Cash and cash equivalents	$249,807	$274,368
Short-term investments	319,331	267,694

Total cash, cash equivalents and short-term investments	569,138	542,062
Accounts receivable, net of allowances of $4,611 and $4,842 at January 27, 2007 and October 28, 2006, respectively	94,577	98,394
Inventories	10,219	8,968
Prepaid expenses and other current assets	49,250	43,365

Total current assets	723,184	692,789

Long-term investments	62,521	40,492
Property and equipment, net	110,154	104,299
Goodwill	49,358	41,013
Intangible assets, net	16,069	15,465
Other assets	6,741	6,660

Total assets	$968,027	$900,718

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$55,819	$56,741
Accrued employee compensation	48,085	62,842
Deferred revenue	52,641	52,051
Current liabilities associated with lease losses	4,235	4,931
Other accrued liabilities	87,225	87,991

Total current liabilities	248,005	264,556

Non-current liabilities associated with lease losses	10,935	11,105
Non-current deferred revenue	16,562	8,827

Total liabilities	275,502	284,488

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value 5,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 285,137 and 272,141 shares at January 27, 2007 and October 28, 2006, respectively	285	272
Additional paid-in capital	932,511	888,978
Accumulated other comprehensive loss	(1,386)	(817)
Accumulated deficit	(238,885)	(272,203)

Total stockholders’ equity	692,525	616,230

Total liabilities and stockholders’ equity	$968,027	$900,718

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	January 27,	January 28,
	2007	2006

Cash flows from operating activities:
Net income	$33,318	$9,660
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefit from employee stock plans	(6,314)	—
Depreciation and amortization	8,513	9,403
Loss on disposal of property and equipment	148	41
Amortization of debt issuance costs	—	405
Non-cash compensation expense	6,725	6,938
Provision for doubtful accounts receivable and sales returns	127	598
Provision for SEC settlement	—	7,000
Changes in operating assets and liabilities:
Accounts receivable	3,862	(6,662)
Inventories	(958)	2,866
Prepaid expenses and other assets	(5,091)	(2,462)
Accounts payable	(3,171)	4,262
Accrued employee compensation	(14,757)	(883)
Deferred revenue	8,325	5,476
Other accrued liabilities and long-term debt	4,050	(3,391)
Liabilities associated with lease losses	(1,446)	(1,217)

Net cash provided by operating activities	33,331	32,034

Cash flows from investing activities:
Purchases of property and equipment	(13,362)	(8,174)
Purchases of short-term investments	(117,700)	(60,835)
Proceeds from maturities and sale of short-term investments	92,603	52,649
Purchases of long-term investments	(52,176)	(11,068)
Proceeds from maturities and sale of long-term investments	3,697	—
Purchases of restricted short-term investments	—	(50)
Proceeds from the maturities of restricted short-term investments	—	1,208
Purchases of non-marketable minority equity investments	—	(3,750)
Cash paid in connection with acquisitions, net of cash acquired	(7,706)	—

Net cash used in investing activities	(94,644)	(30,020)

Cash flows from financing activities:
Excess tax benefit from employee stock plans	6,314	—
Proceeds from issuance of common stock, net	30,507	3,863

Net cash provided by financing activities	36,821	3,863

Effect of exchange rate fluctuations on cash and cash equivalents	(69)	(6)

Net increase (decrease) in cash and cash equivalents	(24,561)	5,871
Cash and cash equivalents, beginning of period	274,368	182,001

Cash and cash equivalents, end of period	$249,807	$187,872

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Operations of Brocade
Brocade Communications Systems, Inc. (“Brocade” or the “Company”) develops, markets, sells, and supports data storage networking products and services, offering a line of storage networking products that enable companies to implement and manage highly available, scalable, and secure environments for data storage networks. The Brocade SilkWorm ® family of storage area networking (“SAN”) products is designed to help companies reduce the cost and complexity of managing business information within a data storage environment. In addition, the Brocade Tapestry™ family of application infrastructure solutions extends the ability to proactively manage and optimize application and information resources across the enterprise. Brocade products and services are marketed, sold, and supported worldwide to end-user customers primarily through distribution partners, including original equipment manufacturers (“OEMs”), distributors, systems integrators, and value-added resellers.
     Brocade was reincorporated as a Delaware corporation on May 14, 1999, succeeding operations that began in California on August 24, 1995. The Company’s headquarters are located in San Jose, California.
     Brocade®, the Brocade B-wing logo™, Fabric OS®, File Lifecycle Manager®, My View®, Secure Fabric OS®, and StorageX® are registered trademarks of Brocade Communications Systems, Inc., in the United States and/or in other countries. All other brands, products, or service names identified are or may be trademarks or service marks of, and are used to identify, products or services of their respective owners.
2. Summary of Significant Accounting Policies
Fiscal Year
     The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Both fiscal years 2007 and 2006 are 52-week fiscal years.
Basis of Presentation
     The accompanying financial data as of January 27, 2007, and for the three months ended January 27, 2007 and January 28, 2006, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 28, 2006 Condensed Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006.
     In the opinion of management, all adjustments (which include only normal recurring adjustments, except as otherwise indicated) necessary to present a fair statement of financial position as of January 27, 2007, results of operations for the three months ended January 27, 2007 and January 28, 2006, and cash flows for the three months ended January 27, 2007 and January 28, 2006 have been made. The results of operations for the three months ended January 27, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Reclassifications
     Certain reclassifications have been made to prior year balances in order to conform to current year presentation.
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
     Short-term and long-term investments are maintained at three major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Condensed Consolidated Balance Sheets at fair value. Fair value is determined using quoted market prices for those securities. Unrealized holding gains and losses are included as a separate component of accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheets, net of any related tax effect. Realized gains and losses are calculated based on the specific identification method and are included in interest and other income, net, on the Condensed Consolidated Statements of Income.
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
     Equity securities consist of equity holdings in public companies and are classified as available-for-sale when there are no restrictions on the Company’s ability to immediately liquidate such securities. Marketable equity securities are recorded on the accompanying Condensed Consolidated Balance Sheets at fair value. Fair value is determined using quoted market prices for those securities. Unrealized holding gains and losses are included as a separate component of accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheets, net of any related tax effect. Realized gains and losses are calculated based on the specific identification method and are included in interest and other income, net on the Condensed Consolidated Statements of Income.
     From time to time the Company makes equity investments in non-publicly traded companies. These investments are included in other assets on the accompanying Condensed Consolidated Balance Sheets, and are generally accounted for under the cost method as the Company does not have the ability to exercise significant influence over the respective company’s operating and financial policies. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income, net on the Condensed Consolidated Statements of Income. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary. As of January 27, 2007 and October 28, 2006, the carrying values of the Company’s equity investments in non-publicly traded companies were $0.8 million and $0.8 million, respectively.
Goodwill and Intangible Assets
     The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires that goodwill be capitalized at cost and tested annually for impairment. The Company evaluates goodwill on an annual basis during its second fiscal quarter, or whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s implied fair value. Events which might indicate impairment include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of economic environment on the Company’s customer base, material negative changes in relationships with significant customers, and/or a significant decline in the Company’s stock price for a sustained period. No goodwill impairment was recorded for the periods presented.
     Intangible assets other than goodwill are amortized over their estimated useful lives, unless these lives are determined to be indefinite. Intangible assets are carried at cost less accumulated amortization. Amortization is recognized over the estimated useful life of the respective asset. Intangible assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The Company performs impairment tests for long-lived assets on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Examples of such events or circumstances include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for its business, significant negative industry or economic trends, and/or a significant decline in the Company’s stock price for a sustained period. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. No intangible asset impairment was recorded for the periods presented.
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
     A majority of the Company’s trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of January 27, 2007, three customers accounted for 32 percent, 24 percent, and 12 percent respectively, of total accounts receivable. As of October 28, 2006, three customers accounted for 44 percent, 21 percent, and 8 percent, respectively, of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales returns, and other allowances. While the Company has not experienced material credit losses in any of the periods presented, there can be no assurance that the Company will not experience material credit losses in the future.
     For the three months ended January 27, 2007 and January 28, 2006, three customers each represented ten percent or more of the Company’s total revenues for combined totals of 72 percent and 72 percent of total revenues, respectively. The level of sales to any one of these customers may vary, and the loss of, or a decrease in the level of sales to, any one of these customers could seriously harm the Company’s financial condition and results of operations.
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
Revenue Recognition
     Product revenue. Product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. However, for newly introduced products, many of the Company’s large OEM customers require a product qualification period during which the Company’s products are tested and approved by the OEM customer for sale to its customers. Revenue recognition, and related cost, is deferred for shipments to new OEM customers and for shipments of newly introduced products to existing OEM customers until satisfactory evidence of completion of the product qualification has been received from the OEM customer. Revenue from sales to the Company’s master reseller customers is recognized in the same period in which the product is actually sold by the master reseller (sell-through).
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
     Service revenue. Service revenue consists of training and maintenance arrangements, including post-contract customer support (“PCS”) services. PCS services are offered under renewable, annual fee-based contracts or as part of multiple element arrangements and typically include upgrades and enhancements to the Company’s software operating system, and telephone support. Service revenue, including revenue allocated to PCS elements, is deferred and recognized ratably over the contractual period. Service contracts are typically one to three years in length. Training revenue is recognized upon completion of the training. Service and training revenues were not material in any of the periods presented.
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
Stock-Based Compensation
     Effective October 30, 2005, the Company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123-R, Share-Based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided for under SFAS 123R. Under this transition method, compensation cost associated with stock-based awards recognized beginning in the first quarter of fiscal year 2006 includes 1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to October 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”); and 2) quarterly amortization related to stock-based awards, stock options and restricted stock, granted subsequent to October 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, the Company records expense over the offering period and vesting term in connection with shares issued under its employee stock purchase plan. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award under an accelerated vesting method.
     Prior to October 30, 2005, the Company accounted for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), whereby the difference between the exercise price and the fair market value on the date of grant is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense was recognized in the Company’s Condensed Consolidated Statements of Income when the exercise price of the Company’s employee stock option grant equals the market price of the underlying common stock on the date of grant, and the measurement date of the option grant is certain. The measurement date is certain when the date of grant is fixed and determinable. Prior to October 30, 2005, when the measurement date was not certain, the Company recorded stock-based compensation expense using variable accounting under APB 25. From May 1999 through July 2003, the Company granted 98.8 million options that were subject to variable accounting under APB 25 because the measurement date of the options granted was not certain. Effective October 30, 2005, if the measurement date is not certain, the Company records stock-based compensation expense under SFAS 123R. Under SFAS 123R, the Company remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As of January 27, 2007, 1.7 million options with a weighted average exercise price of $16.19 and a weighted average remaining life of 4.3 years remain outstanding and continue to be remeasured at the intrinsic value at the end of each reporting period. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated under a graded vesting method.
     On November 10, 2005, the Financial Accounting Standards Board issued FASB Staff position No. FAS 123R-3, Transition Election Related to Accounting for tax Effects of Share-Based Payment Awards (“FAS 123R-3”). The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of equity-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the Additional Paid-In Capital Pool (“APIC Pool”) related to the tax effects of employee equity-based compensation, and to determine the subsequent impact on the APIC pool and Condensed Consolidated Statement of Cash Flows of the tax effects of employee equity-based compensation awards that were outstanding upon the implementation of SFAS 123R.
Employee Stock Plans
     The Company has several stock-based compensation plans (the “Plans”) that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006. The Company, under the various equity plans, grants stock options for shares of the Company’s common stock to its employees and directors. The Company has also issued restricted stock under the Plans. In accordance with the Plans, incentive stock options may not be granted at less than 100 percent of the estimated fair market value of the common stock, and incentive stock options granted to a person owning more than 10 percent of the combined voting power of all classes of stock of the Company must be issued at 110 percent of the fair market value of the stock on the date of grant. Nonstatutory stock options may be granted at any price. Under the Plans, options or restricted stock typically have a maximum term of seven or ten years. The majority of options granted under the Plans vest over a period of four years. Certain options granted under the Plans vest over shorter or longer periods. At January 27, 2007, an aggregate of 122.3 million shares were authorized for future issuance under the Plans, which includes Stock Options, shares issued pursuant to the Employee Stock Purchase Plan, and Restricted Stock Awards. A total of 84.8 million shares of common stock were available for grant under the Plans as of January 27, 2007. Awards that expire, or are cancelled without delivery of shares, generally become available for issuance under the Plans.
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

	Three Months Ended
	January 27,	January 28,
Stock Options	2007	2006
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.5 — 4.9%	4.5 — 4.6%
Expected volatility	48.1%	52.8%
Expected term (in years)	3.3	3.3
     The Company recorded $4.2 million and $4.4 million of compensation expense relative to stock options for the quarters ended January 27, 2007 and January 28, 2006, respectively, in accordance with SFAS 123R. A summary of stock option activity under the Plans for the three months ended January 27, 2007 and January 28, 2006 is presented as follows:

			Weighted Average
			Remaining
	Shares	Weighted Average	Contractual Term	Aggregate Intrinsic
	(in thousands)	Exercise Price	(Years)	Value ($000)
Outstanding, October 28, 2006	39,954	$6.35
Granted	2,180	$9.14
Exercised	(4,249)	$5.58
Forfeited or Expired	(546)	$5.28

Outstanding, January 27, 2007	37,339	$6.62	5.5	$89,937

Ending Vested and Expected to Vest	35,220	$6.64	5.5	$85,067

Exercisable and Vested, January 27, 2007	21,720	$7.11	5.3	$50,923

			Weighted Average
			Remaining
	Shares	Weighted Average	Contractual Term	Aggregate Intrinsic
	(in thousands)	Exercise Price	(Years)	Value ($000)
Outstanding, October 29, 2005	45,179	$6.59
Granted	1,165	$4.19
Exercised	(204)	$0.68
Forfeited or Expired	(3,209)	$6.14

Outstanding, January 28, 2006	42,931	$6.57	6.3	$7,716

Ending Vested and Expected to Vest	40,776	$6.66	6.4	$7,079

Exercisable and Vested, January 28, 2006	26,516	$7.46	6.4	$3,356

     The weighted-average fair value of employee stock options granted during the three months ended January 27, 2007 and January 28, 2006 were $3.42 and $1.70, respectively. The total intrinsic value of stock options exercised for the three months ended January 27, 2007 and January 28, 2006 were $14.5 million and $0.7 million, respectively.
     As of January 27, 2007 and January 28, 2006, there was $18.4 million and $15.9 million, respectively, of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.5 years.
Employee Stock Purchase Plan
     Under Brocade’s Employee Stock Purchase Plan, eligible employees can participate and purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $1.2 million and $0.9 million for the quarter ended January 27, 2007 and January 28, 2006, respectively, in accordance with SFAS 123R.
     The fair value of the option component of the Employee Stock Purchase Plan shares was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	January 27,	January 28,
Employee Stock Purchase Plan	2007	2006
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	5.1 — 5.2%	3.4 — 4.4%
Expected volatility	53.5%	44.3%
Expected term (in years)	0.5	0.5

     As of January 27, 2007 and January 28, 2006, there was $1.7 million and $1.5 million, respectively, of total unrecognized compensation costs related to employee stock purchases. These costs were expected to be recognized over a weighted average period of 0.3 years and 0.2 years, respectively.
Restricted Stock Awards
     For the three months ended January 27, 2007 and January 28, 2006, Brocade issued restricted stock awards of 0.1 million shares and 1.9 million shares, respectively, to certain eligible employees at a purchase price of $0.00 and $0.001 per share, respectively. These restricted shares are not transferable until fully vested and are subject to repurchase for all unvested shares upon termination. The fair value of each award is based on the Company’s closing stock price on the date of grant. Compensation expense computed under the fair value method for stock awards issued is being amortized under a graded vesting method over the awards’ vesting period and was $2.6 million and $0.8 million, for the three months ended January 27, 2007 and January 28, 2006, respectively.
     The weighted-average fair value of the restricted stock awards granted in the three months ended January 27, 2007 and January 28, 2006 was $8.98 and $4.43, respectively. The total fair value of stock awards vested for both the three months ended January 27, 2007 and January 28, 2006 was zero. At January 27, 2007, unrecognized costs related to restricted stock awards totaled approximately $4.1 million. These costs are expected to be recognized over a weighted average period of one year. A summary of the nonvested shares for the three months ended January 27, 2007 and January 28, 2006, respectively, is presented as follows:

	Shares	Weighted Average
	(in thousand)	Grant-Date Fair Value
Nonvested, October 28, 2006	1,848	$4.44
Granted	130	$8.98
Vested	(3)	$7.05
Forfeited	—	—

Nonvested, January 27, 2007	1,975	$4.73
Expected to vest, January 27, 2007	1,650	$4.73

	Shares	Weighted Average
	(in thousand)	Grant-Date Fair Value
Nonvested, October 29, 2005	13	$7.05
Granted	1,923	$4.43
Vested	(3)	$7.05
Forfeited	—	—

Nonvested, January 28, 2006	1,933	$4.44
Expected to vest, January 28, 2006	1,614	$4.44
Restricted Stock Units
     For the three months ended January 27, 2007, Brocade issued restricted stock units of 0.3 million shares. No restricted stock units were issued for the three months ended January 28, 2006. Typically, vesting of restricted stock units occurs over two years and is subject to the employee’s continuing service to Brocade. The compensation expense of $0.1 million related to these awards was determined using the fair market value of Brocade’s common stock on the date of the grant and is recognized under a graded vesting method over the vesting period.
     A summary of the changes in restricted stock units outstanding under Brocade’s equity-based compensation plans during the three months ended January 27, 2007 is presented as follows:

		Weighted
		Average
	Shares	Grant-Date
	(in thousand)	Fair Value
Nonvested restricted stock units, October 28, 2006	—	—
Granted	346	$9.19
Vested	—	—
Forfeited	—	—

Nonvested restricted stock units, January 27, 2007	346	$9.19
Nonvested restricted stock units expected to vest at January 27, 2007	266	$9.19
     As of January 27, 2007, Brocade had $2.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which is expected to be recognized over the weighted average period of 2.5 years.
Tender Offer
     On June 12, 2006, the Company completed a tender offer that allowed employees to amend or cancel certain options to remedy potential adverse personal tax consequences. As a result, the Company amended certain options granted after August 14, 2003 that were or may have been granted at a discount to increase the option grant price to the fair market value on the date of grant, and to give the employee a cash payment for the difference in option grant price between the amended option and the original discounted price. In addition, for certain options granted prior to August 14, 2003 that were or may have been granted at a discount, the Company canceled the options in exchange for a cash payment based on the Black-Scholes estimate of fair value of the option. The Company accounted for these modifications and settlements in accordance with SFAS 123R and as a result recorded incremental compensation expense of $2.1 million during the three months ended July 29, 2006 and recognized a liability of $3.3 million for the cash payments. The liability was paid in January 2007.
Computation of Net Income per Share
     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method, that have a dilutive effect on earnings per share.
Comprehensive Income
     The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended
	January 27,	January 28,
	2007	2006

Net income	$33,318	$9,660
Other comprehensive income:
Change in net unrealized gains (losses) on marketable equity securities and investments	(43)	477
Cumulative translation adjustments	(526)	(6)

Total comprehensive income	$32,749	$10,131

3. Balance Sheet Details
     The following tables provide details of selected balance sheet items (in thousands):

	January 27,	October 28,
	2007	2006
Inventories:
Raw materials	$390	$82
Finished goods	9,829	8,886

Total	$10,219	$8,968

Property and equipment, net:
Computer equipment and software	$80,864	$73,421
Engineering and other equipment	147,659	144,530
Furniture and fixtures	5,917	4,360
Leasehold improvements	43,819	43,519
Land and building	30,000	30,000

Subtotal	308,259	295,830
Less: Accumulated depreciation and amortization	(198,105)	(191,531)

Total	$110,154	$104,299

	January 27,	October 28,
	2007	2006
Other accrued liabilities:
Income taxes payable	$43,018	$39,076
Accrued warranty	2,335	2,230
Inventory purchase commitments	4,209	6,104
Accrued sales programs	10,341	12,051
Other	27,322	28,530

Total	$87,225	$87,991

     Leasehold improvements as of January 27, 2007 and October 28, 2006, are shown net of estimated asset impairments related to facilities lease losses (see Note 5).
4. Investments and Equity Securities
     The following tables summarize the Company’s investments and equity securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
January 27, 2007
U.S. government and its agencies and municipal obligations	$172,244	$1	$(470)	$171,775
Corporate bonds and notes	210,800	28	(751)	210,077

Total	$383,044	$29	$(1,221)	$381,852

Reported as:
Short-term investments				$319,331
Long-term investments				62,521

Total				$381,852

October 28, 2006
U.S. government and its agencies and municipal obligations	$124,105	$5	$(556)	$123,554
Corporate bonds and notes	185,183	32	(583)	184,632

Total	$309,288	$37	$(1,139)	$308,186

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Reported as:
Short-term investments				$267,694
Long-term investments				40,492

Total				$308,186

     For both the three months ended January 27, 2007 and January 28, 2006, no gains were realized on the sale of investments or marketable equity securities. As of January 27, 2007 and October 28, 2006, net unrealized holding losses of $1.2 million and $1.1 million, respectively, were included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets.
5. Liabilities Associated with Facilities Lease Losses
     During the three months ended October 27, 2001, the Company recorded a charge of $39.8 million related to estimated facilities lease losses, net of expected sublease income, and a charge of $5.7 million in connection with the estimated impairment of certain related leasehold improvements. These charges represented the low-end of an estimated range of $39.8 million to $63.0 million and have been adjusted upon the occurrence of certain triggering events.
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
     In November 2003, the Company purchased a previously leased building. In addition, the Company consolidated the engineering organization and development, test and interoperability laboratories into the purchased facilities and vacated other existing leased facilities. As a result, the Company recorded adjustments to the facilities lease loss reserve recorded in fiscal year 2001 described above, and recorded additional reserves in connection with the facilities consolidation.
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
     In January 2007, the Company recorded a charge of $0.6 million related to estimated lease losses, net of expected sublease income as a result of the acquisition of Silverback Systems, Inc. The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary.
     The following table summarizes the activity related to the facilities lease losses reserve, net of expected sublease income (in thousands), as of January 27, 2007:

Lease Loss
Reserve
Reserve balances at October 28, 2006	$16,036
Additional reserves related to Silverback acquisition	579
Cash payments on facilities leases	(1,431)
Non-cash charges	(14)

Reserve balance at January 27, 2007	$15,170

     Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2010.

6. Commitments and Contingencies
Leases
     The Company leases its facilities and certain equipment under various operating lease agreements expiring through August 2010. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $2.7 million as security for the leases. Future minimum lease payments under all non-cancelable operating leases as of January 27, 2007 were $53.9 million, net of contractual sublease income of $6.6. In addition to base rent, many of the facilities lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.
     As of January 27, 2007, the Company had recorded $15.2 million in facilities lease loss reserves related to future lease commitments, net of expected sublease income (see Note 5).
Product Warranties
     The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience. The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the three months ended January 27, 2007 and January 28, 2006 (in thousands), respectively:

	January 27,	January 28,
	2007	2006
Beginning Balance	$2,230	$1,746
Liabilities accrued for warranties issued during the period	444	394
Warranty claims paid during the period	(74)	(124)
Changes in liability for pre-existing warranties during the period	(265)	(29)

Ending Balance	$2,335	$1,987

     In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of January 27, 2007, there have been no known events or circumstances that have resulted in a customer contract related indemnification liability to the Company.
Manufacturing and Purchase Commitments
     The Company has a manufacturing agreement with Hon Hai Precision Industry Co. (“Foxconn”) under which the Company provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to the Company’s customers. The required lead-time for placing orders with Foxconn depends on the specific product. As of January 27, 2007, the Company’s aggregate commitment to Foxconn for inventory components used in the manufacture of Brocade products was $73.6 million, net of purchase commitment reserves of $4.2 million, which the Company expects to utilize during future normal ongoing operations. The Company’s purchase orders placed with Foxconn are cancelable, however if cancelled, the agreement with Foxconn requires the Company to purchase from Foxconn all inventory components not returnable, usable by, or sold to, other customers of Foxconn. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal operations.
Legal Proceedings
     From time to time, claims are made against Brocade in the ordinary course of its business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting Brocade from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse affect on the Brocade’s results of operations for that period or future periods.

     On July 20, 2001, the first of a number of putative class actions for violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Brocade, certain of its officers and directors, and certain of the underwriters for Brocade’s initial public offering of securities. A consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation was filed on April 19, 2002. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in Brocade’s initial public offering and seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against Brocade is being coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases as In Re Initial Public Offering Securities Litigation, 21 MC 92(SAS). In October 2002, the individual defendants were dismissed without prejudice from the action, pursuant to a tolling agreement. On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against Brocade. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including Brocade, was submitted to the Court for approval. On August 31, 2005, the Court granted preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court has yet to issue a ruling on the motion for final approval. The settlement is subject to a number of conditions, including final approval by the Court. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. Brocade is not one of the test cases and it is unclear what impact this will have on Brocade’s case. On January 5, 2007, plaintiffs filed a petition for rehearing en banc by the Second Circuit.
     McDATA Corporation, Mr. John F. McDonnell, the former Chairman of the board of directors of McDATA, Mrs. Dee J. Perry and Mr. Thomas O. McGimpsey, both former officers of McDATA were named as defendants in purported securities class action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston (CSFB), Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits were filed against McDATA and the individuals. The complaints are identical to numerous other complaints filed against other companies that went public in 1999 and 2000. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had allegedly solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings, or IPOs, and (b) that certain of the underwriters had allegedly entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints allege claims against McDATA, the named individuals, and CSFB, the lead underwriter of McDATA’s August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act. The complaints also allege claims solely against CSFB and the other underwriter defendants under Section 12(a) (2) of the Securities Act, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act. Although management believes that all of the lawsuits are without legal merit and they intend to defend against them vigorously, there is no assurance that McDATA will prevail. In September 2002, plaintiffs’ counsel in the above-mentioned lawsuits offered to individual defendants of many of the public companies being sued, including McDATA, the opportunity to enter into a Reservation of Rights and Tolling Agreement that would dismiss without prejudice and without costs, all claims against such persons if the company itself had entity coverage insurance. This agreement was signed by Mr. John F. McDonnell, the former Chairman of McDATA, Mrs. Dee J. Perry, the former chief financial officer of McDATA, and Mr. Thomas O. McGimpsey, the former General Counsel and Vice President of Business Development of McDATA and the plaintiffs’ executive committee. Under the Reservation of Rights and Tolling Agreement, the plaintiffs dismissed the claims against such individuals. On February 19, 2003, the court in the above-mentioned lawsuits entered a ruling on the pending motions to dismiss, which dismissed some, but not all, of the plaintiffs’ claims against McDATA. These lawsuits have been consolidated as part of In Re Initial Public Offering Securities Litigation (SDNY). McDATA has considered and agreed to enter into a proposed settlement offer with representatives of the plaintiffs in the consolidated proceeding. On August 31, 2005, the court preliminarily approved the proposed settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court has yet to issue a ruling on the motion for final approval. The settlement remains subject to a number of conditions, including final court approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. McDATA is not one of the test cases and it is unclear what impact this will have on McDATA’s case. On January 5, 2007, plaintiffs filed a petition for rehearing en banc by the Second Circuit.

     A shareholder class action lawsuit was filed against Inrange and certain of its officers on November 30, 2001, in the United States District Court for the Southern District of New York, seeking recovery of damages caused by Inrange’s alleged violation of securities laws, including section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934. The complaint, which was also filed against the various underwriters that participated in Inrange’s initial public offering (IPO), is identical to hundreds of shareholder class actions pending in this court in connection with other recent IPOs and is generally referred to as In re Initial Public Offering Securities Litigation. The complaint alleges, in essence, (a) that the underwriters combined and conspired to increase their respective compensation in connection with the IPO by (i) receiving excessive, undisclosed commissions in exchange for lucrative allocations of IPO shares, and (ii) trading in Inrange’s stock after creating artificially high prices for the stock post-IPO through “tie-in” or “laddering” arrangements (whereby recipients of allocations of IPO shares agreed to purchase shares in the aftermarket for more than the public offering price for Inrange shares) and dissemination of misleading market analysis on Inrange’s prospects; and (b) that Inrange violated federal securities laws by not disclosing these underwriting arrangements in its prospectus. The defense has been tendered to the carriers of Inrange’s director and officer liability insurance, and a request for indemnification has been made to the various underwriters in the IPO. At this point, the insurers have issued a reservation of rights letter and the underwriters have refused indemnification. The court has granted Inrange’s motion to dismiss claims under section 10(b) of the Securities Exchange Act of 1934 because of the absence of a pleading of intent to defraud. The court granted plaintiffs leave to replead these claims, but no further amended complaint has been filed. The court denied Inrange’s motion to dismiss claims under section 11 of the Securities Act of 1933. The court has also dismissed Inrange’s individual officers without prejudice, after they entered into a tolling agreement with the plaintiffs. On July 25, 2003, Inrange’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Inrange and of the individual defendants for the conduct alleged in the action to be wrongful in the complaint. Inrange would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims Inrange may have against its underwriters. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. On August 31, 2005, the court preliminarily approved the proposed settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court has yet to issue a ruling on the motion for final approval. The settlement remains subject to a number of conditions, including final court approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. Inrange is not one of the test cases and it is unclear what impact this will have on Inrange’s case. On January 5, 2007, plaintiffs filed a petition for rehearing en banc by the Second Circuit.
     On May 16, 2005, Brocade announced that the SEC and the Department of Justice, or the DOJ, are conducting an investigation regarding Brocade’s historical stock option granting processes. Brocade has been cooperating with the SEC and DOJ. During the first quarter of fiscal year 2006, Brocade began active settlement discussions with the Staff of the SEC’s Division of Enforcement, or the Staff, regarding its financial restatements related to stock option accounting. As a result of these discussions, for the three months ended January 28, 2006, Brocade recorded a $7.0 million provision for an estimated settlement expense. The $7.0 million estimated settlement expense is based on an offer of settlement that Brocade made to the Staff and which the Staff has noted it intends to recommend to the SEC’s Commissioners. The offer of settlement is contingent upon final approval by the SEC’s Commissioners.
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
     No amounts have been recorded in Brocade’s Consolidated Financial Statements associated with these matters as the amounts are not probable or reasonably estimable other than the $7.0 million provision for an estimated settlement expense with the SEC as noted above.
Integration costs
     In connection with the acquisition of McDATA, the Company recorded acquisition and integration costs of $7.4 million for the three months ended January 27, 2007, which consisted primarily of costs incurred for consulting services and other professional fees. No amounts have been recorded in Brocade’s Condensed Consolidated Financial Statements associated with acquisition and integration costs for the three months ended January 28, 2006.
Derivative Accounting Policies
     The derivatives entered into by the Company qualify for, and are designated as, foreign-currency cash flow hedges as per the definitions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, incorporating FASB Statements No. 137, 138 and 149” (SFAS No. 133).
     The Company considers whether any provisions in non-derivative contracts represent “embedded” derivative instruments as described in SFAS No. 133. As of January 27, 2007, we have concluded that no “embedded” derivative instruments warrant separate fair value accounting under SFAS No. 133.
     The derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets. Unrealized loss positions are recorded as other liabilities or other non-current liabilities. Changes in fair values of outstanding cash flow hedges that are highly effective as per the definition of SFAS 133 are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the underlying hedged transaction. In most cases amounts recorded in other comprehensive income will be released to earnings at maturity of the related derivative. The recognition of effective hedge results in the consolidated statement of income offsets the gains or losses on the underlying exposure. Cash flows from derivative transactions are classified according to the nature of the risk being hedged.
     The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives either to specific assets and liabilities on the balance sheet or specific firm commitments or forecasted transactions. The Company also formally assesses both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.
     The Company discontinues hedge accounting prospectively when (1) the derivative is no longer highly effective, as per SFAS No. 133, in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

     When the Company discontinues hedge accounting but it continues to be probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is no longer probable that a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet until maturity, recognizing future changes in the fair value in current-period earnings. Any hedge ineffectiveness, as per SFAS 133, is recorded in current-period earnings in other expense (income), net. Effectiveness is assessed based on the comparison of current forward rates to the rates established on the Company’s hedges.
     As of January 27, 2007, losses of $428 thousand which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment. Hedge ineffectiveness, which is reported in the consolidated statements of income as other expense, was not significant.
7. Segment Information
     The Company is organized and operates as one operating segment: the design, development, marketing and selling of infrastructure for SANs. The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM), as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The CODM allocates resources and assesses the performance of the Company based on total revenues and overall profitability.
     Revenues are attributed to geographic areas based on the location of the customer to which products are shipped. Domestic revenues include sales to certain OEM customers who take possession of Brocade products domestically and then distribute these products to their international customers. Domestic and international revenues were approximately 59 percent and 41 percent of total revenues, respectively, for the three months ended January 27, 2007 compared to 63 percent and 37 percent of total revenues, respectively, for the three months ended January 28, 2006. To date, service revenue has not exceeded 10 percent of total revenues. Identifiable assets located in foreign countries were not material as of January 27, 2007 and October 28, 2006. For each of the three months ended January 27, 2007 and January 28, 2006, three customers accounted for 72 percent of our total revenues.
8. Net Income per Share
     The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended
	January 27,	January 28,
	2007	2006

Net income	$33,318	$9,660

Basic and diluted net income per share:
Weighted-average shares of common stock outstanding	275,177	271,335
Less: Weighted-average shares of common stock subject to repurchase	(2,322)	(1,935)

Weighted-average shares used in computing basic net income per share	272,855	269,400
Dilutive effect of common share equivalents	12,282	2,701

Weighted-average shares used in computing diluted net income per share	285,137	272,101

Basic net income per share	$0.12	$0.04

Diluted net income per share	$0.12	$0.04

     For the three months ended January 27, 2007 and January 28, 2006, potential common shares in the form of stock options to purchase 3.3 million and 42.5 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share. For the three months ended January 28, 2006, potential common shares resulting from the potential conversion, on a weighted average basis, of the Company’s convertible subordinated debt of 6.4 million common shares were antidilutive and therefore not included in the computation of diluted earnings per share for that period.
9. Acquisitions
Silverback Systems, Inc.
     On January 5, 2007, the Company completed its acquisition of Silverback Systems, Inc. (“Silverback”), a privately held provider of network acceleration technology headquartered in Campbell, California. This acquisition enables the Company to provide communications solutions for SAN networks.
     The results of operations of Silverback are included in the accompanying Condensed Consolidated Statement of Income from the date of the acquisition. The Company does not consider the acquisition of Silverback to be material to its results of operations, and therefore is not presenting pro forma statements of income for the three months ended January 27, 2007.
     The total purchase price was $7.8 million, consisting of $4.5 million cash consideration and $3.3 million related to cash settlement of debt assumed. Of the $4.5 million cash consideration, $1.2 million will be held in escrow for a period of 18 months from the transaction date and will be released subject to certain contingencies. In addition, the Company paid direct acquisition costs of $0.4 million.
     In connection with this acquisition, the Company allocated the total purchase consideration to the net assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date, resulting in goodwill of approximately $8.3 million which is not expected to be deductible for income tax purposes. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired (in thousands):

Assets acquired
Cash	$98
Accounts receivable	172
Identifiable intangible assets
Tradename	100
Core/Developed technology	590
Customer relationships	400
Non-compete agreements	370
Backlog	80
Goodwill	8,345
Other assets	1,644

Total assets acquired	11,799
Liabilities assumed Accounts payable and accrued liabilities	3,995

Total liabilities assumed	3,995

Net assets acquired	$7,804

     Additionally, for the three months ended January 27, 2007, the Company recorded total acquisition-related bonus compensation expense of $1.5 million. Of that amount, $1.4 million was related to the acquisition of NuView, Inc. in March 2006 and $0.1 million was related to the acquisition of Silverback.
10. Goodwill and Intangible Assets
          The Company’s carrying value of goodwill as of January 27, 2007 consisted of the following (in thousands):

Balance at October 28, 2006	$41,013
Silverback acquisition	8,345

Balance at January 27, 2007	$49,358

     The Company amortizes intangible assets over a useful life ranging from 6 months to 6 years. Intangible assets as of January 27, 2007 consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Tradename	$1,032	$269	$763
Core/Developed technology	8,486	1,335	7,151
Customer relationships	9,331	1,593	7,738
Non-compete agreements	370	21	349
Backlog	80	12	68

Total intangible assets	$19,299	$3,230	$16,069

     The Company had no unamortized intangible assets as of January 28, 2006. For the three months ended January 27, 2007, total amortization expense related to intangible assets of $0.9 million is included in operating expenses in the Condensed Consolidated Statement of Income. The following table presents the estimated future amortization of intangible assets (in thousands):

Future
Estimated
Fiscal Years	Amortization
2007 (1)	$3,095
2008	3,882
2009	3,699
2010	3,734
2011	1,474
2012	182
2013	3

Total	$16,069

(1)	Reflects the remaining 9 months of fiscal 2007.
11. Subsequent Events
McDATA Acquisition
     On January 29, 2007, the Company completed its acquisition of McDATA Corporation by the merger of Worldcup Merger Corporation (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of the Company, with and into McDATA, in accordance with the Agreement and Plan of Reorganization, dated as of August 7, 2006, as amended, by and among the Company, Merger Sub and McDATA, which we refer to as the Merger Agreement. As a result of the Merger, McDATA is now a wholly-owned subsidiary of the Company. McDATA provides storage networking and data infrastructure solutions.
     Pursuant to the terms of the Merger Agreement, each outstanding share of Class A and Class B common stock of McDATA was converted into the right to receive 0.75 shares of the Company’s common stock. Additionally, each outstanding option to purchase McDATA Class A or Class B common stock was assumed by the Company and now represents an option to acquire shares of common stock of the Company, subject to the applicable conversion ratio, on the terms and conditions set forth in the Merger Agreement. Based on Brocade’s closing stock price on January 26, 2007, the transaction is valued at approximately $973 million.
McDATA debt redemption
     Effective upon the consummation of the merger with McDATA, the Company fully and unconditionally guaranteed, and became a co-obligor, in the $122.4 million outstanding 3.00% Convertible Subordinated Notes due February 15, 2007, previously issued by Computer Network Technology, Inc. (“CNT”), and assumed on June 1, 2005 by McDATA, upon McDATA’s acquisition of CNT. On February 15, 2007, the Company redeemed the total outstanding notes for a total of $124.2 million, consisting of $122.4 million in principal and $1.8 million in interest.
Stock Repurchase Plan
     On January 29, 2007, the Company announced the authorization of an additional $200 million for stock repurchases, which is in addition to the $52.7 million remaining under the previously announced $100 million stock repurchase program.

Such repurchases may be made from time to time on the open market, in negotiated transactions off the market or pursuant to a plan adopted by the Company. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on January 9, 2007.
Results of Operations
     The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

	Three Months Ended
	January 27,	January 28,
	2007	2006
Net revenues	100.0%	100.0%
Cost of revenues	36.9	40.8

Gross margin	63.1	59.2

Operating expenses:
Research and development	18.9	22.4
Sales and marketing	17.2	18.1
General and administrative	3.3	4.6
Legal fees associated with indemnification obligations, SEC investigation and other related costs	2.4	2.4
Acquisition and integration costs	3.3	0.0
Provision for SEC settlement	0.0	4.1
Amortization of intangible assets	0.4	0.4

Total operating expenses	45.5	52.0

Income from operations	17.6	7.2
Interest and other income, net	3.3	4.1
Interest expense	(0.0)	(1.0)

Income before provision for income taxes	20.9	10.3
Income tax provision	6.0	4.6

Net income	14.9%	5.7%

     Revenues. Our revenues are derived primarily from sales of our family of SAN products. Our fabric switches and directors, which range in size from 8 ports to 512 ports, connect servers and storage devices creating a SAN.
     From a geographical perspective, our total net revenues for the three months ended January 27, 2007 and January 28, 2006 were as follows (in thousands):

	Three Months Ended
	January 27,		January 28,		Increase/	%
	2007		2006		(Decrease)	Change

Domestic	$133,183	59%	$108,030	63%	$25,153	23%
International	90,973	41%	62,052	37%	28,921	47%

Total Net Revenue	$224,156	100%	$170,082	100%	$54,074	32%
     Net revenues for the three months ended January 27, 2007 were $224.2 million, an increase of 32 percent compared with net revenues of $170.1 million for the three months ended January 28, 2006. The increase in net revenues for the period reflected a 50 percent increase in the number of ports shipped, partially offset by an 11 percent decline in average selling price per port. The declines in average selling prices are the result of a continuing competitive pricing environment. We believe the increase in the number of ports shipped reflects higher demand for our products as end-users continue to consolidate storage and servers infrastructures using SANs, expand SANs to support more applications, and deploy SANs in new environments.
     Going forward, we expect the number of ports shipped to fluctuate depending on the demand for our existing and recently introduced products as well as the timing of product transitions by our OEM customers. We also expect that average selling prices per port will likely decline at rates consistent with historical rates, unless they are adversely affected by accelerated pricing pressures, new product introductions by us or our competitors, our acquisition of McDATA, or other factors that may be beyond our control. We expect quarterly fluctuations in revenue to be consistent with historic seasonal trends. Historically, our second fiscal quarter is down from a seasonally strong first fiscal quarter due to a typically slower growth period.
     Historically, domestic revenues have been between 60 percent and 75 percent of total revenues. Domestic and international revenues were approximately 59 percent and 41 percent of our total revenues, respectively, for the three months ended January 27, 2007 compared to 63 percent and 37 percent of total revenues, respectively, for the three months ended January 28, 2006. Revenues are attributed to geographic areas based on the location of the customer to which our products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. For the three months ended January 27, 2007 and January 28, 2006, international revenues have increased primarily as a result of faster growth in the European region relative to North America. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM customers, and we believe international revenue is a larger percent of our revenue than the attributed revenues may indicate.
     A significant portion of our revenue is concentrated among a relatively small number of OEM customers. For the three months ended January 27, 2007, three customers each represented ten percent or more of our total revenues for a combined total of 72 percent of our total revenues. For the three months ended January 28, 2006, three customers each represented ten percent or more of our total revenues for combined total of 72 percent of total revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM customers. Therefore, the loss of, or a decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers could seriously harm our financial condition and results of operations.
     Cost of Goods Sold. Cost of goods sold consists of product costs, which typically vary with volume and manufacturing operations costs, which do not change directly with volume.
     Cost of goods sold for the three months ended January 27, 2007 and January 28, 2006 were as follows (in thousands):

January 27,	% of Net	January 28,	% of Net	% Points
2007	Revenue	2006	Revenue	Change
$82,790	37%	$69,381	41%	(4)%
     Gross margin for the three months ended January 27, 2007 was 63.1 percent, an increase of 3.9 percentage points from 59.2 percent for the three months ended January 28, 2006. For the three months ended January 27, 2007, product costs relative to net revenues decreased by 3.3 percentage points as compared to the three months ended January 28, 2006 due to the transition from 2 Gbit products to new 4 Gbit products and an increase in the volume of shipments. Manufacturing operation costs and service operation costs decreased slightly, by 0.3 of a percentage point relative to net revenues primarily due to engineering charges as products transitioned into sustaining engineering from development. In addition, stock-based compensation expense in the three months ended January 27, 2007 decreased by 0.3 of a percentage point relative to net revenues primarily as a result of variable stock compensation expense.
     Gross margin is primarily affected by average selling price per port, number of ports shipped, and cost of goods sold. We expect that average selling prices per port for our products will continue to decline at rates consistent with historical rates, unless they are further affected by accelerated pricing pressures, new product introductions by us or our competitors, or other factors that may be beyond our control. We believe that we have the ability to partially mitigate the effect of declines in average selling price per port on gross margins through our product and manufacturing operations cost reductions. However, the average selling price per port could decline at a faster pace than we anticipate. If this dynamic occurs, we may not be able to reduce our costs fast enough to prevent a decline in our gross margins. In addition, we must also maintain or increase the current volume of ports shipped to maintain our current gross margins. If we are unable to offset future reductions of average selling price per port with reductions in product and manufacturing operations costs, or if as a result of future reductions in average selling price per port our revenues do not grow, our gross margins would be negatively affected.
     We recently introduced several new products and expect to introduce additional new products in the future. As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, and provide sufficient supplies of new products to meet customer demands. Our gross margins would likely be adversely affected if we fail to successfully manage the introductions of these new products.
     Excluding any stock-based compensation expenses related to awards remeasured at their intrinsic value, which will vary depending on the changes in the market value of our common stock, we currently anticipate that cost of goods sold related expenses for the three months ending April 28, 2007 will increase in absolute dollars as a result of increased headcount resulting from our acquisition of McDATA.
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
     Research and development expenses for the three months ended January 27, 2007 and January 28, 2006 were as follows (in thousands):

January 27,	% of Net	January 28,	% of Net	% Points
2007	Revenue	2006	Revenue	Change
$42,391	19%	$38,742	23%	(4)%
     For the three months ended January 27, 2007, R&D expenses increased by $3.7 million, or 9 percentage points, to $42.4 million, compared with $38.7 million for the three months ended January 28, 2006. This increase is primarily due to a $5.3 million increase in salaries and headcount related and $1.6 million additional outside service related expenses resulting from growth in product development and new product introductions, $0.3 million increase in stock-based compensation expense, and $0.6 million increase in outside services, offset by a decrease of $4.1 million related to more products transitioned into sustaining engineering from development.
     Excluding any stock-based compensation expenses related to awards remeasured at their intrinsic value, which will vary depending on the changes in the market value of our common stock, we currently anticipate that R&D expenses for the three months ending April 28, 2007 will increase in absolute dollars as a result of increased headcount resulting from our acquisition of McDATA.
     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses.
     Sales and marketing expenses for the three months ended January 27, 2007 and January 28, 2006 were as follows (in thousands):

January 27,	% of Net	January 28,	% of Net	% Points
2007	Revenue	2006	Revenue	Change
$38,587	17%	$30,868	18%	(1)%
     For the year three months ended January 27, 2007, sales and marketing expenses increased by $7.7 million, or 25 percentage points, to $38.6 million, compared with $30.9 million for the three months ended January 28, 2006. This increase is primarily due to a $3.8 million increase in salaries and headcount related expenses, including higher commissions and higher compensation and bonus expenses due to higher revenues and a $1.5 million increase in sales and marketing program expenses.

     Excluding any stock-based compensation expenses related to awards remeasured at their intrinsic value, which will vary depending on the changes in the market value of our common stock, we currently anticipate that sales and marketing expenses for the three months ended April 28, 2007 will increase in absolute dollars as a result of increased headcount resulting from the acquisition of McDATA.
     General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses.
     General and administrative expenses for the three months ended January 27, 2007 and January 28, 2006 were as follows (in thousands):

January 27,	% of Net	January 28,	% of Net	% Points
2007	Revenue	2006	Revenue	Change
$7,404	3%	$7,801	5%	(2)%
     G&A expenses for the three months ended January 27, 2007 decreased by $0.4 million, or 5 percentage points, to $7.4 million, compared with $7.8 million for the three months ended January 28, 2006. The decrease in G&A is primarily due to a decrease in depreciation related expenses due to fixed assets reaching the end of their life.
     Excluding any stock-based compensation expenses related to awards remeasured at their intrinsic value, which will vary depending on the changes in the market value of our common stock, we currently anticipate that G&A expenses for the three months ending April 28, 2007 to increase in absolute dollars resulting from the acquisition of McDATA.
     Legal fees associated with indemnification obligations, SEC investigation and other related costs. These expenses consist of professional legal and accounting service fees for various matters, including applicable indemnification obligations, the completed internal reviews and the ongoing SEC and Department of Justice (“DOJ”) joint investigations.
     Legal fees associated with indemnification obligations, SEC investigation and other related costs for the three months ended January 27, 2007 and January 28, 2006 were as follows (in thousands):

January 27,	% of Net	January 28,	% of Net	% Points
2007	Revenue	2006	Revenue	Change
$5,228	2%	$4,029	2%	—%
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
     Acquisition and integration costs.
     Acquisition and integration costs for the three months ended January 27, 2007 and January 28, 2006 were as follows (in thousands):

January 27,	% of Net	January 28,	% of Net	% Points
2007	Revenue	2006	Revenue	Change
$7,433	3%	$—	—%	3%

     In connection with our acquisition of McDATA (see Note 11 “Subsequent Events”, of the Notes to Condensed Consolidated Financial Statements), we recorded acquisition and integration costs of $7.4 million in the three months ended January 27, 2007, which consisted primarily of costs incurred for consulting services and other professional fees.
     Provision for SEC settlement.
     Provision for SEC settlement for the three months ended January 27, 2007 and January 28, 2006 was as follows (in thousands):

January 27,	% of Net	January 28,	% of Net	% Points
2007	Revenue	2006	Revenue	Change
$—	—%	$7,000	4%	(4)%
     During the three months ended January 28, 2006 we began active settlement discussions with the Staff of the SEC’s Division of Enforcement (the “Staff”) regarding our financial restatements related to stock option accounting. As a result of these discussions, for the three months ended January 28, 2006 we recorded a $7.0 million provision for an estimated settlement expense. The $7.0 million estimated settlement expense is based on an offer of settlement that the Company made to the Staff and which the Staff intends to recommend to the SEC’s Commissioners. The offer of settlement is contingent upon final approval by the SEC’s Commissioners. No other provision amounts have been recorded in the Condensed Consolidated Financial Statements for the periods presented as the amounts are not reasonably estimable.
     Amortization of intangible assets.
     Amortization of intangible assets for the three months ended January 27, 2007 and January 28, 2006 was as follows (in thousands):

January 27,	% of Net	January 28,	% of Net	% Point
2007	Revenue	2006	Revenue	Change
$910	0.4%	$—	—%	0.4%
     During the three months ended January 27, 2007, we recorded amortization of intangible assets of $0.9 million related to the acquisitions of Silverback and NuView. We account for intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Intangible assets are recorded based on estimates of fair value at the time of the acquisition and identifiable intangible assets are amortized on a straight line basis over their estimated useful lives (see Note 10: “Goodwill and Identifiable Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements).
     Interest and other income, net.
     Interest and other income, net, for the three months ended January 27, 2007 and January 28, 2006 was as follows (in thousands):

January 27,	% of Net	January 28,	% of Net	% Point
2007	Revenue	2006	Revenue	Change
$7,456	3%	$7,030	4%	(1)%
     Interest and other income was $7.4 million and $7.0 million for three months ended January 27, 2007 and January 28, 2006, respectively. For the three months ended January 27, 2007, the increase was primarily due to higher average rates of return due to investment mix and increase in interest rates, as well as increased average cash, cash equivalent, and short-term and long-term investment balances.
     Interest expense.
     Interest expense for the three months ended January 27, 2007 and January 28, 2006 was as follows (in thousands):

January 27,	% of Net	January 28,	% of Net	% Point
2007	Revenue	2006	Revenue	Change
$(4)	—%	$(1,777)	(1%)	1%

     Interest expense was $4 thousand and $1.8 million for the three months ended January 27, 2007 and January 28, 2006, respectively. Interest expense primarily represents the interest cost associated with our convertible subordinated debt. The decrease in interest expense was primarily the result of the liquidation of our convertible subordinated debt during the fourth quarter of fiscal year 2006. As of January 27, 2007 and January 28, 2006, the outstanding balance of our convertible subordinated debt was $0.0 and $278.9 million, respectively.
     Provision for income taxes
     Provision for income taxes for the three months ended January 27, 2007 and January 28, 2006 were as follows (in thousands):

January 27,	% of Net	January 28,	% of Net	% Point
2007	Revenue	2006	Revenue	Change
$13,547	6%	$7,854	5%	1%
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
     In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction by jurisdiction basis. In determining future taxable income, we are responsible for assumptions utilized including the amount of state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgments about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. We will reevaluate our position for a full valuation allowance at the combined business date of Brocade and McData. As of January 27, 2007, we had a valuation allowance against the deferred tax assets, which we intend to maintain until sufficient positive evidence exists to support reversal of the valuation allowance. Future reversals or increases to our valuation allowance could have a significant impact on our future earnings.
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
     For the three months ended January 27, 2007, we have recorded an income tax provision of $13.5 million, compared to income tax provisions of $7.9 million for the three months ended January 28, 2006. For the three months ended January 27, 2007, our income tax provision is based on both domestic and international operations. We expect to continue to record an income tax provision for our international and domestic operations in the future. We expect our effective tax rate for the three months ended April 28, 2007 to be higher due to the McData acquisition. Since we have a full valuation allowance against deferred tax assets which result from U.S. operations, U.S. income tax expense or benefits are offset by releasing or increasing, respectively, the valuation allowance. Our U.S. federal income tax liability is reduced by the utilization of net operating loss and credit carryforwards from prior years such that only alternative minimum tax results. To the extent these carryforwards are fully utilized against future earnings, our U.S. federal effective tax rate is expected to increase. To the extent that international revenues and earnings differ from those historically achieved, a factor largely influenced by the buying behavior of our OEM partners, or unfavorable changes in tax laws and regulations occur, our income tax provision could change.

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
     Stock compensation expense.
     Stock compensation expense for the three months ended January 27, 2007 and January 28, 2006 was as follows (in thousands):

January 27,	% of Net	January 28,	% of Net	% Point
2007	Revenue	2006	Revenue	Change
$6,725	3%	$6,936	4%	(1)%
     Total stock-based compensation expense for the three months ended January 27, 2007 was $6.7 million. Of this amount, $1.8 million was included in cost of sales, $2.3 million in research and development, $1.7 million in sales and marketing, $0.8 million in general and administrative expenses, and $0.1 million in amortization of deferred stock-based compensation related to prior acquisitions. Total stock-based compensation expense for the three months ended January 28, 2006 was $6.9 million. Of this amount, of $1.8 million was included in cost of sales, $2.0 million in research and development, $1.6 million in sales and marketing, $0.8 million in general and administrative expenses, and $0.6 million in amortization of deferred stock-based compensation related to prior acquisitions.
     We have stock-based compensation arising from stock option grants remeasured at their intrinsic value and subject to change in measurement date. For the three months ended January 27, 2007, total compensation benefit of $44 thousand resulting from stock option grants remeasured at their intrinsic value was included in cost of sales, research and development, sales and marketing, or general and administrative expenses by employee in the same manner as our payroll related expenses. For the three months ended January 28, 2006, total compensation expense of $0.3 million resulting from stock option grants remeasured at their intrinsic value and subject to change in measurement date are included in cost of sales, research and development, sales and marketing, or general and administrative expenses, by employee in the same manner as our payroll related expenses. The stock-based compensation expense associated with remeasuring awards at their intrinsic value each reporting period will vary significantly as a result of future changes in the market value of our common stock. The change in stock-based compensation related to awards remeasured at their intrinsic value during the three months ended January 27, 2007 as compared to the three months ended January 28, 2006 is due to a change in market values of our common stock during the reported periods.
     In addition to the stock-based compensation expense recorded for stock-based awards, for the three months ended January 27, 2007 and January 28, 2006, we recorded $0.1 million and $0.6 million, respectively, in amortization of stock-based compensation in connection with prior acquisitions. The amortized stock-based compensation expense represents the fair value of unvested restricted common stock and assumed stock options, and is being amortized over the respective remaining service periods on a straight-line basis. As of January 27, 2007, the remaining unamortized balance of stock-based compensation related to prior acquisitions was approximately $0.6 million.
Liquidity and Capital Resources

	Three Months Ended
	January 27,	October 28,	Increase/
	2007	2006	(Decrease)
	(in thousands)
Cash and cash equivalents	$249,807	$274,368	$(24,561)
Short-term investments	319,331	267,694	51,637
Long-term investments	62,521	40,492	22,029

Total	$631,659	$582,554	$49,105

Percentage of total assets	65%	65%

     Cash, cash equivalents, restricted short-term investments, and short-term and long-term investments were $631.7 million as of January 27, 2007, an increase of $49.1 million over the prior quarter total of $582.6 million. For the three months ended January 27, 2007, we generated $33.3 million in cash from operating activities, which was in line with net income for the three months ended January 27, 2007. Days sales outstanding in receivables for the three months ended January 27, 2007 was 38 days, compared with 41 days for the three months ended January 28, 2006.
     Net cash used in investing activities for the three months ended January 27, 2007 totaled $94.6 million and was the result of $169.9 million in cash used for purchases of short-term and long-term investments and $13.4 million invested in capital equipment, offset by $96.3 million in net proceeds from sales and maturities of short-term and long term investments.
     Net cash provided by financing activities for the three months ended January 27, 2007 totaled $36.8 million. Net cash provided by financing activities was primarily the result of proceeds from the issuance of common stock.
     Net proceeds from the issuance of common stock related to employee participation in employee stock programs have historically been a significant component of our liquidity. The extent to which our employees participate in these programs generally increases or decreases based upon changes in the market price of our common stock. As a result, our cash flow resulting from the issuance of common stock related to employee participation in employee stock programs will vary. As a result of our voluntary stock options exchange program, which was completed in July 2003, we expect to continue to generate significant cash flow from the issuance of common stock related to employee participation in employee stock programs during fiscal year 2007 unless our future common stock price does not exceed $6.54 per share, which is the exercise price of the stock options granted under the exchange program.
     We have a manufacturing agreement with Foxconn under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. The required lead-time for placing orders with Foxconn depends on the specific product. As of January 27, 2007, our aggregate commitment to Foxconn for inventory components used in the manufacture of Brocade products was $73.6 million, net of purchase commitment reserves of $4.2 million, which we expect to utilize during future normal ongoing operations. Although the purchase orders we place with Foxconn are cancelable, the terms of the agreement requires us to purchase from Foxconn all inventory components not returnable or usable by, or sold to, other customers of Foxconn. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations.
     On November 18, 2003, we purchased a previously leased building located near our San Jose headquarters, and issued a $1.0 million guarantee as part of the purchase agreements.
     The following table summarizes our contractual obligations (including interest expense) and commitments as of January 27, 2007 (in thousands):

			Less than						More than
	Total		1 Year		1—3 Years		3—5 Years		5 Years
Contractual Obligations:
Non-cancelable operating leases	53,936	(1)		16,218		29,212		8,506		—
Purchase commitments, gross	73,573	(2)		73,573		—		—		—

Total contractual obligations	$127,509			$89,791		$29,212		$8,506		$—

Other Commitments:
Standby letters of credit	$2,693		$	n/a	$	n/a	$	n/a	$	n/a

Guarantee	$1,015		$	n/a	$	n/a	$	n/a	$	n/a

(1)	Amount excludes contractual sublease income of $6.6 million, which consist of $1.6 million to be received in less than 1 year, $3.8 million to be received in 1 through 3 years, and $1.2 million to be received in 3 to 5 years.

(2)	Amount reflects total gross purchase commitments under our manufacturing agreement with a third party contract manufacturer. Of this amount, we have accrued $4.2 million for estimated purchase commitments that we do not expect to consume in normal operations.

     Share Repurchase Program. In August 2004, our board of directors approved a share repurchase program for up to $100.0 million of our common stock. The purchases may be made, from time to time, in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of January 27, 2007, we have repurchased 47.3 million shares and $52.7 million remains available for future repurchases under this program.
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
The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our Condensed Consolidated Financial Statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations, and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:
•	Revenue recognition, and allowances for sales returns, sales programs, and doubtful accounts;

•	Stock-based compensation;

•	Warranty reserves;

•	Inventory valuation and purchase commitment liabilities;

•	Restructuring charges and lease loss liabilities;

•	Goodwill and intangible assets;

•	Litigation costs; and

•	Accounting for income taxes.
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
     Service revenue consists of training and maintenance arrangements, including post-contract customer support (“PCS”) and other professional services. PCS services are offered under renewable, annual fee-based contracts or as part of multiple element arrangements and typically include upgrades and enhancements to our software operating system software, and telephone support. Service revenue, including revenue allocated to PCS elements, is deferred and recognized ratably over the contractual period. Service contracts are typically one to three years in length. Professional services are offered under fee based contracts or as part of multiple element arrangements. Professional service revenue is recognized as delivery of the underlying service occurs. Training revenue is recognized upon completion of the training.
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
     Stock-Based Compensation. Effective October 30, 2005 we began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with SFAS 123R. We adopted the modified prospective transition method provided for under SFAS 123R. Under this transition method, compensation cost associated with stock-based awards recognized for fiscal year 2007 and fiscal year 2006 now includes 1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to October 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) quarterly amortization related to stock-based awards granted subsequent to October 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, we record expense over the offering period and vesting term in connection with 1) shares issued under our employee stock purchase plan and 2) stock options and restricted stock awards. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award under a graded vesting method.
     Prior to October 30, 2005, we accounted for stock-based awards using the intrinsic value method of accounting in accordance with APB 25, whereby the difference between the exercise price and the fair market value on the date of grant is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense was recognized in our Condensed Consolidated Statements of Income when the exercise price of our employee stock option grant equals the market price of the underlying common stock on the date of grant, and the measurement date of the option grant is certain. The measurement date is certain when the date of grant is fixed and determinable. Prior to October 30, 2005 when the measurement date was not certain, we recorded stock-based compensation expense using variable accounting under APB 25. Effective October 30 2005, for awards where the measurement date is not certain, we record stock-based compensation expense under SFAS 123R. Under SFAS 123R, we remeasure the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised.
     Warranty reserves. We provide warranties on our products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience, current trends and our expectations regarding future experience. If actual warranty costs exceed our estimate, additional charges may be required.

     Inventory valuation and purchase commitment liabilities. We write down inventory and record purchase commitment liabilities for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon forecast of future product demand, product transition cycles, and market conditions. Although we strive to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments, and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs, purchase commitment liabilities, and charges against earnings might be required.
     Restructuring charges and lease loss liabilities. We monitor and regularly evaluate our organizational structure and associated operating expenses. Depending on events and circumstances, we may decide to take additional actions to reduce future operating costs as our business requirements evolve. In determining restructuring charges, we analyze our future operating requirements, including the required headcount by business functions and facility space requirements. Our restructuring costs, and any resulting accruals, involve significant estimates made by management using the best information available at the time the estimates are made, some of which may be provided by third parties. In recording severance accruals, we record a liability when all of the following conditions have been met: employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; the obligation relates to rights that vest or accumulate; payment of the compensation is probable; and the amount can be reasonably estimated. In recording facilities lease loss accruals, we make various assumptions, including the time period over which the facilities are expected to be vacant, expected sublease terms, expected sublease rates, anticipated future operating expenses, and expected future use of the facilities. Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements with terms as favorable as those assumed when arriving at our estimates. We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring and lease loss accruals including the various assumptions noted above. If actual results differ significantly from our estimates, we may be required to adjust our restructuring and lease loss accruals in the future.
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
     Intangible assets other than goodwill are amortized over their useful lives, unless these lives are determined to be indefinite. Intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful life of the respective asset. Intangible assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). We perform an impairment tests for long-lived assets on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Examples of such events or circumstances include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for our business, significant negative industry or economic trends, and/or a significant decline in the Company’s stock price for a sustained period. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. No intangible asset impairment was recorded for the periods presented.
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
     The carrying value of our net deferred tax assets is subject to a full valuation allowance with the exception of non-U.S. stock option expense. At some point in the future, the Company may have sufficient United States taxable income to release the valuation allowance. We evaluate the expected realization of our deferred tax assets and assess the need for valuation allowances quarterly.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     We are exposed to market risk related to changes in interest rates, foreign currency fluctuations, and equity security prices.
Interest Rate Risk
     Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at five major financial institutions in the United States. As of January 27, 2007, we held an immaterial amount of cash flow derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.
     The following table presents the hypothetical changes in fair values of our investments as of January 27, 2007 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			As of	Given an Interest Rate
	Decrease of X Basis Points			January 27,	Increase of X Basis Points
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2007	50 BPS	100 BPS	150 BPS
U.S. government agencies and municipal obligations	$176,477	$174,818	$173,264	$171,775	$170,431	$169,136	$167,913
Corporate bonds and notes	$211,812	$211,142	$210,640	$210,077	$209,478	$208,894	$208,314

Total	$388,289	$385,960	$383,904	$381,852	$379,909	$378,030	$376,227

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

     The following table (in thousands) presents our cash equivalents, short-term, restricted short-term, and long-term investments subject to interest rate risk and their related weighted average interest rates as of January 27, 2007. Carrying value approximates fair value.

		Weighted
		Average
	Amount	Interest Rate
Cash and cash equivalents	$249,807	4.7%
Short-term investments	319,331	4.7%
Long-term investments	62,521	5.1%

Total	$631,659	4.7%

     Our common stock is quoted on the Nasdaq National Market under the symbol “BRCD.” On January 26, 2007, the last reported sale price of our common stock on the Nasdaq National Market was $8.30 per share.
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
     (b) Changes in Internal Control Over Financial Reporting.
     There were no changes in our internal controls over financial reporting during the first quarter of fiscal 2007 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     On July 20, 2001, the first of a number of putative class actions for violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Brocade, certain of its officers and directors, and certain of the underwriters for Brocade’s initial public offering of securities. A consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation was filed on April 19, 2002. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Brocade’s initial public offering and seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against the Company is being coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases as In Re Initial Public Offering Securities Litigation, 21 MC 92(SAS). In October 2002, the individual defendants were dismissed without prejudice from the action, pursuant to a tolling agreement. On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against Brocade. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including the Brocade, was submitted to the Court for approval. On August 31, 2005, the Court granted preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court has yet to issue a ruling on the motion for final approval. The settlement remains subject to a number of conditions, including final approval by the Court. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. Brocade is not one of the test cases and it is unclear what impact this will have on Brocade’s case. On January 5, 2007, plaintiffs filed a petition for rehearing en banc by the Second Circuit.
     McDATA Corporation, Mr. John F. McDonnell, the former Chairman of the board of directors of McDATA, Mrs. Dee J. Perry and Mr. Thomas O. McGimpsey, both former officers of McDATA were named as defendants in purported securities class action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston (CSFB), Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits were filed against McDATA and the individuals. The complaints are identical to numerous other complaints filed against other companies that went public in 1999 and 2000. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had allegedly solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings, or IPOs, and (b) that certain of the underwriters had allegedly entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints allege claims against McDATA, the named individuals, and CSFB, the lead underwriter of McDATA’s August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act. The complaints also allege claims solely against CSFB and the other underwriter defendants under Section 12(a) (2) of the Securities Act, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act. Although management believes that all of the lawsuits are without legal merit and they intend to defend against them vigorously, there is no assurance that McDATA will prevail. In September 2002, plaintiffs’ counsel in the above-mentioned lawsuits offered to individual defendants of many of the public companies being sued, including McDATA, the opportunity to enter into a Reservation of Rights and Tolling Agreement that would dismiss without prejudice and without costs, all claims against such persons if the company itself had entity coverage insurance. This agreement was signed by Mr. John F. McDonnell, the former Chairman of McDATA, Mrs. Dee J. Perry, the former chief financial officer of McDATA, and Mr. Thomas O. McGimpsey, the former General Counsel and Vice President of Business Development of McDATA and the plaintiffs’ executive committee. Under the Reservation of Rights and Tolling Agreement, the plaintiffs dismissed the claims against such individuals. On February 19, 2003, the court in the above-mentioned lawsuits entered a ruling on the pending motions to dismiss, which dismissed some, but not all, of the plaintiffs’ claims against McDATA. These lawsuits have been consolidated as part of In Re Initial Public Offering Securities Litigation (SDNY). McDATA has considered and agreed to enter into a proposed settlement offer with representatives of the plaintiffs in the consolidated proceeding. On August 31, 2005, the court preliminarily approved the proposed settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court has yet to issue a ruling on the motion for final approval. The settlement remains subject to a number of conditions, including final approval by the Court. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. McDATA is not one of the test cases and it is unclear what impact this will have on McDATA’s case. On January 5, 2007, plaintiffs filed a petition for rehearing en banc by the Second Circuit.
     A shareholder class action lawsuit was filed against Inrange and certain of its officers on November 30, 2001, in the United States District Court for the Southern District of New York, seeking recovery of damages caused by Inrange’s alleged violation of securities laws, including section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934. The complaint, which was also filed against the various underwriters that participated in Inrange’s initial public offering (IPO), is identical to hundreds of shareholder class actions pending in this court in connection with other recent IPOs and is generally referred to as In re Initial Public Offering Securities Litigation. The complaint alleges, in essence, (a) that the underwriters combined and conspired to increase their respective compensation in connection with the IPO by (i) receiving excessive, undisclosed commissions in exchange for lucrative allocations of IPO shares, and (ii) trading in Inrange’s stock after creating artificially high prices for the stock post-IPO through “tie-in” or “laddering” arrangements (whereby recipients of allocations of IPO shares agreed to purchase shares in the aftermarket for more than the public offering price for Inrange shares) and dissemination of misleading market analysis on Inrange’s prospects; and (b) that Inrange violated federal securities laws by not disclosing these underwriting arrangements in its prospectus. The defense has been tendered to the carriers of Inrange’s director and officer liability insurance, and a request for indemnification has been made to the various underwriters in the IPO. At this point, the insurers have issued a reservation of rights letter and the underwriters have refused indemnification. The court has granted Inrange’s motion to dismiss claims under section 10(b) of the Securities Exchange Act of 1934 because of the absence of a pleading of intent to defraud. The court granted plaintiffs leave to replead these claims, but no further amended complaint has been filed. The court denied Inrange’s motion to dismiss claims under section 11 of the Securities Act of 1933. The court has also dismissed Inrange’s individual officers without prejudice, after they entered into a tolling agreement with the plaintiffs. On July 25, 2003, Inrange’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Inrange and of the individual defendants for the conduct alleged in the action to be wrongful in the complaint. Inrange would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims Inrange may have against its underwriters. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. On August 31, 2005, the court preliminarily approved the proposed settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court has yet to issue a ruling on the motion for final approval. The settlement remains subject to a number of conditions, including final approval by the court. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. Inrange is not one of the test cases and it is unclear what impact this will have on Inrange’s case. On January 5, 2007, plaintiffs filed a petition for rehearing en banc by the Second Circuit.
     On May 16, 2005, Brocade announced that the SEC and the Department of Justice, or the DOJ, are conducting an investigation regarding Brocade’s historical stock option granting processes. Brocade has been cooperating with the SEC and DOJ. During the first quarter of fiscal year 2006, Brocade began active settlement discussions with the Staff of the SEC’s Division of Enforcement, or the Staff, regarding its financial restatements related to stock option accounting. As a result of these discussions, for the three months ended January 28, 2006, Brocade recorded a $7.0 million provision for an estimated settlement expense. The $7.0 million estimated settlement expense is based on an offer of settlement that Brocade made to the Staff and which the Staff has noted it intends to recommend to the SEC’s Commissioners. The offer of settlement is contingent upon final approval by the SEC’s Commissioners.
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
     No amounts have been recorded in Brocade’s Consolidated Financial Statements associated with these matters as the amounts are not probable or reasonably estimable other than the $7.0 million provision for an estimated settlement expense with the SEC as noted above.
Item 1A. Risk Factors
     The failure to successfully integrate the business and operations of McDATA Corporation in the expected time frame may adversely affect the combined company’s future results.
     Brocade believes that the acquisition of McDATA will result in certain benefits, including certain cost synergies, product innovations, and operational efficiencies. However, Brocade’s ability to realize these anticipated benefits depends on successfully combining the businesses of Brocade and McDATA. Challenges of integration include the ability to incorporate acquired products and business technology into its existing product lines, including consolidating technology with duplicative functionality or designed on a different technological architecture and provide for interoperability, and its ability to sell the acquired products through Brocade’s existing or acquired sales channels. The combined company may fail to realize the anticipated benefits of the merger on a timely basis, or at all, for a variety of reasons, including the following:
•	revenue attrition in excess of anticipated levels;

•	failure to successfully execute on our integration plan;

•	existing customers may alter or reduce their historical buying patterns;

•	failure to successfully manage relationships with original equipment manufacturers, (“OEMs”), end-users, distributors and suppliers;

•	failure to successfully develop interoperability between the products of Brocade and McDATA;

•	failure to leverage the increased scale of the combined company quickly and effectively;

•	failure to successfully integrate and harmonize financial reporting systems;

•	the loss of key employees;

•	failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company; and

•	failure to combine product offerings and product lines quickly and effectively.

     The integration of McDATA into Brocade has resulted in and is expected to continue to result in, significant expenses and accounting charges that adversely affect Brocade’s operating results and financial condition. Additional costs may include: costs of employee redeployment; relocation and retention, including salary increases or bonuses; accelerated amortization of deferred equity compensation and severance payments; reorganization or closure of facilities; taxes; advisor and professional fees and termination of contracts that provide redundant or conflicting services and cost associated with excess or obsolete inventory. Some of these costs may have to be accounted for as expenses that would decrease Brocade’s net income and earnings per share for the periods in which those adjustments are made. Brocade may also experience additional and unforeseen expenses or delays with the integration, which would limit or reduce anticipated synergies. The price of Brocade’s common stock could decline to the extent Brocade’s financial results are materially affected by the foregoing charges and costs, or if the foregoing charges and costs are larger than anticipated. In addition, Brocade may also experience claims of unlawful termination of employment in connection with the reduction in force as part of the McDATA acquisition. Employment litigation can be costly, may distract management’s attention from the day-to-day operation of the business and is inherently unpredictable. If Brocade is not able to successfully integrate McDATA’s business and operations, or if there are delays in combining the businesses, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.
     General customer uncertainty regarding the acquisition of McDATA Corporation could harm Brocade.
     Uncertainty about the effect of the acquisition of McDATA Corporation on customers, employees, distributors and suppliers may have an adverse effect on Brocade. Customer concerns about changes or delays in the product roadmap of the combined company may negatively affect customer purchasing decisions, such as deferral of purchase decisions or reduced purchases. Customers could be reluctant to purchase the products and services of the combined company due to uncertainty about the direction of their technology, products and services, and willingness to support and service existing products which may be discontinued. This uncertainty may also be used as a competitive advantage by Brocade’s competitors to cause customers to purchase a competitor’s products in lieu of Brocade’s products. As a result, there may be a loss of revenue opportunities and market share for the combined company. If customers delay or defer purchasing decisions, or choose to purchase from a competitor, the revenues of the combined company could materially decline or any anticipated increases in revenue could be lower than expected.
     The gross margins of the combined company’s products and services may decline, which would reduce our profitability.
     Because certain product and service offerings acquired in connection with our acquisition of McDATA may have lower gross margins and higher costs than comparable product and service offerings of Brocade prior to the acquisition, the gross margins and profitability of the combined company may be adversely affected. To maintain our recent levels of gross margin, we may need to maintain or increase current shipment volumes, develop and introduce new products, product enhancements and service offerings, and reduce the costs of our products and services. Our ability to make such adjustments may be limited, particularly in the short-term. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, we could incur losses, and our revenue, gross margins and operating results may be below our expectations and those of investors and stock market analysts.
     Brocade may also elect to exit certain historical business lines of McDATA that do not provide operating margins in line with Brocade’s long-term operating model or are otherwise not deemed by Brocade to be strategic on a long-term basis. In such cases, the combined company may experience revenue shortfalls or may disrupt existing customer relationships. In addition, Brocade may not be able to exit selected business lines on a timely basis, which would reduce the Company’s overall operating margins or cause customer uncertainty, thereby reducing revenues with respect to such business lines.
     Integrating Brocade and McDATA following the merger may divert management’s attention away from the combined company’s operations.
     Successful integration of Brocade’s and McDATA’s operations, products and personnel has placed, and will continue to place, a significant burden on Brocade’s management and internal resources. Brocade may also experience difficulty in effectively integrating the different cultures and practices of McDATA, as well as in assimilating McDATA’s broad and geographically dispersed personnel. Further, the difficulties of integrating McDATA could disrupt the combined company’s ongoing business, and distract its management focus from other opportunities and challenges. The diversion of management attention and any difficulties encountered in the transition and integration process could harm the combined company’s business, financial condition and operating results.

     Failure to manage expansion effectively could seriously harm our business, financial condition and prospects.
     We continue to increase the scope of our operations domestically and internationally, particularly as a result of our acquisition of McDATA which significantly increased the size of our operations, and as a result of our expanded product and service offerings. Our ability to successfully implement our business plan, develop and offer products, and manage expansion in a rapidly evolving market requires a comprehensive and effective planning and management process. Moreover, our growth in business and relationships with customers and other third parties has placed, and will continue to place, a significant strain on management systems, resources, intercompany communications and coordination. As we grow, our failure to maintain and to continue to improve upon our operational, managerial and financial controls, reporting systems, processes and procedures, and/or our failure to continue to expand, train, and manage our work force worldwide, could seriously harm our business and financial results.
     Brocade’s future revenue growth depends on its ability to introduce new products and services on a timely basis and achieve market acceptance of these new products and services.
     The market for storage networks and data management is characterized by rapidly changing technology and accelerating product introduction cycles. Brocade’s future success depends largely upon its ability to address the rapidly changing needs of its customers by developing and supplying high-quality, cost-effective products, product enhancements and services on a timely basis, and by keeping pace with technological developments and emerging industry standards. This risk will become more pronounced as the storage network and data management markets becomes more competitive and as demand for new and improved technologies increases.
     Brocade has introduced a significant number of new products in recent history, including products across its SAN product family, which accounts for a substantial portion of Brocade’s revenues. Brocade has also launched a number of File Area Network solutions as well as new service and support offerings. For example, as of the third quarter of fiscal year 2006, approximately 68% of our products based on revenue had been in the market less than six quarters. New offerings in fiscal year 2006 include the Brocade 4900 64-port switch, and the enhanced Brocade 48000 director, which now supports up to 384 ports in a single chassis as well as the addition of iSCSI capabilities.
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
     Brocade has made a series of investments, and plans to continue to invest, in offerings focused on new markets that are adjacent or parallel to Brocade’s traditional market, including new and emerging markets. For instance, Brocade has recently made a series of introductions in the emerging File Area Network (FAN) market with several enhancements to existing products in its family of file management software solutions which includes Brocade StorageX, Brocade Wide Area File Services, or WAFS, and Brocade File Lifecycle Manager, or FLM. In addition, Brocade has added multiple new professional service offerings to its solution portfolio.

     Part of Brocade’s growth strategy is to derive competitive advantage and drive incremental revenue growth through such investments. As a result, Brocade believes these new markets could substantially increase its total available market opportunities. However, Brocade cannot be certain that it has accurately identified and estimated these market opportunities. Moreover, Brocade cannot assure you that its new strategic offerings will achieve market acceptance, or that Brocade will benefit fully from the substantial investments it has made and plans to continue to make in them. Brocade may also have only limited experience in these new markets given that such markets are adjacent or parallel to Brocade’s core market. As a result, Brocade may not be able to successfully penetrate or realize anticipated revenue from these new potential market opportunities. Brocade also faces greater challenges in accurately forecasting its revenue and margins with respect to these other product market opportunities.
     Developing new offerings also requires significant, upfront, investments that may not result in revenue for an extended period of time, if at all. Particularly as Brocade seeks to diversify its product and service offerings, Brocade expects to incur significant costs and expenses for product development, sales, marketing and customer services, most of which are fixed in the short-term or incurred in advance of receipt of corresponding revenue. In addition, these investments have caused, and will likely continue to result in, higher operating expenses and if they are not successful, Brocade’s operating income and operating margin will deteriorate. These new offerings may also involve cost and revenue structures that are different from those experienced in Brocade’s historical business, which would impact Brocade’s operating results.
     Because these new offerings may address different market needs than those it has historically addressed, Brocade may face a number of additional challenges, such as:
•	developing new customer relationships both with new and existing customers;

•	expanding Brocade’s relationships with its existing OEM partners and end-users;

•	managing different sales cycles;

•	hiring qualified personnel with appropriate skill sets on a timely basis; and

•	establishing effective distribution channels and alternative routes to market.
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
     The storage network and data management markets continue to be very competitive as new products, services and technologies are introduced by existing competitors and as new competitors enter the market. Increased competition in the past has resulted in greater pricing pressure, and reduced sales, margins, profits and market share. For example, Brocade expects to experience increased competition in future periods as other companies gain market acceptance with recently released 4 Gbit products that are intended to compete with Brocade’s 4 Gbit products. Moreover, new competitive products could be based on existing technologies or new technologies that may or may not be compatible with Brocade’s storage network technology. Competitive products include, but are not limited to, non-Fibre Channel based emerging products utilizing Gigabit Ethernet, 10 Gigabit Ethernet, InfiniBand, and Internet Small Computer System Interface (“iSCSI”).

     Currently, Brocade believes that it principally faces competition from providers of Fibre Channel switching products for interconnecting servers and storage. These principle competitors include Cisco Systems and QLogic Corporation. In addition, Brocade’s OEM partners, who also have relationships with some of Brocade’s current competitors, could become new competitors by developing and introducing products that compete with Brocade’s product offerings, by choosing to sell Brocade’s competitors’ products instead of Brocade’s products, or by offering preferred pricing or promotions on Brocade’s competitors’ products. Competitive pressure will likely intensify as Brocade’s industry experiences further consolidation in connection with mergers by Brocade, its competitors and its OEM partners.
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
     The average selling price for Brocade’s products, including products of McDATA acquired in connection with our acquisition of McDATA, has declined in the past, and Brocade expects it to continue to decline in the future as a result of changes in product mix, competitive pricing pressure, increased sales discounts, new product introductions by Brocade or Brocade’s competitors, the entrance of new competitors or other factors. For example, in 2005, Brocade introduced and began shipping a number of new products that expand and extend the breadth of Brocade’s product offerings. Several of these new products have lower revenue per port and lower gross margin than Brocade’s traditional products. If Brocade is unable to offset any negative impact that changes in product mix, competitive pricing pressures, increased sales discounts, enhanced marketing programs, new product introductions by Brocade or Brocade’s competitors, or other factors may have on it by increasing the volume of products shipped or reducing product manufacturing cost, Brocade’s total revenues and gross margins will be negatively impacted.
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
     In addition, the loss of any of Brocade’s major third party contract manufacturers, including third party manufacturers used by McDATA prior to our acquisition of McDATA, could significantly impact Brocade’s ability to produce its products for an indefinite period of time. Qualifying a new contract manufacturer and commencing volume production is a lengthy and expensive process. If Brocade is required to change its contract manufacturer or if its contract manufacturer experiences delays, disruptions, capacity constraints, component parts shortages or quality control problems in its manufacturing operations, shipment of Brocade’s products to Brocade’s customers could be delayed resulting in loss of revenues and Brocade’s competitive position and relationship with customers could be harmed.
     The failure to successfully consolidate our third party contract manufacturing could adversely affect our business.
     We currently use three third party contract manufacturers for a substantial part of our business and have only limited overlap of our products among the contract manufacturers. Particularly as a result of our acquisition of McDATA, we may seek to consolidate product manufacturing to fewer third party contract manufacturers. To the extent we elect to change or reduce contract manufacturers, we will be subject to a number of risks, including potential production problems due to delays related to the acquisition of product components, and administrative or logistical obstacles during the transition, which may result in loss of revenue and harm our customer relationships. In addition, the third party contract manufacturers would likely be located overseas, which would expose us to additional risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, all of which could harm our business. If we do not successfully transition our manufacturing to overseas markets, or if we are not successful in the implementation of this overseas manufacturing, our ability to manufacture and sell our products could be substantially impaired.

     Brocade’s business is subject to cyclical fluctuations and uneven sales patterns, which makes predicting results of operations difficult.
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
     Brocade’s quarterly and annual revenues and operating results may vary significantly in the future due to a number of factors, any of which may cause Brocade’s stock price to fluctuate. Factors that may affect the predictability of Brocade’s annual and quarterly results include, but are not limited to, the following:
•	announcements, introductions, and transitions of new products by Brocade and its competitors or its OEM partners;

•	the timing of customer orders, product qualifications, and product introductions of Brocade’s OEM partners;

•	seasonal fluctuations;

•	long and complex sales cycles;

•	changes, disruptions or downturns in general economic conditions, particularly in the information technology industry;

•	declines in average selling prices for Brocade’s products as a result of competitive pricing pressures or new product introductions by Brocade or its competitors;

•	the emergence of new competitors and new technologies in the storage network and data management markets;

•	deferrals of customer orders in anticipation of new products, services, or product enhancements introduced by Brocade or its competitors;

•	Brocade’s ability to timely produce products that comply with new environmental restrictions or related requirements of its OEM customers;

•	Brocade’s ability to obtain sufficient supplies of sole- or limited-sourced components, including ASICs, microprocessors, certain connectors, certain logic chips, and programmable logic devices;

•	increases in prices of components used in the manufacture of Brocade’s products;

•	Brocade’s ability to attain and maintain production volumes and quality levels;

•	variations in the mix of Brocade’s products sold and the mix of distribution channels and geographies through which they are sold;

•	pending or threatened litigation;

•	stock-based compensation expense that is affected by Brocade’s stock price;

•	new legislation and regulatory developments; and

•	other risk factors detailed in this section entitled “Risks Related to Brocade’s Business.”
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
     Brocade has in the past, and may in the future, acquire or make strategic investments in additional companies, products or technologies. Other examples include the acquisition of Silverback Systems, Inc. in January 2007 and NuView, Inc. in March 2006. Brocade may not realize the anticipated benefits of these or any other mergers or strategic investments, which involve numerous risks, including:
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
     Brocade is subject to various environmental and other regulations governing product safety, materials usage, packaging and other environmental impacts in the various countries where Brocade’s products are sold. For example, many of Brocade’s products are subject to laws and regulations that restrict the use of mercury, hexavalent chromium, cadmium and other substances, and require producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of Brocade’s products when they have reached the end of their useful life. For example, in Europe substance restrictions apply to products sold, and certain of Brocade’s OEM partners require compliance with these or more stringent requirements. In some cases Brocade redesigned Brocade’s products to comply with these substance restrictions as well as related requirements imposed by Brocade’s OEM customers. In addition, recycling, labeling, financing and related requirements apply to products Brocade sells in Europe. China has also enacted similar legislation with a compliance deadline of March 1, 2007. Brocade is also coordinating with Brocade’s suppliers to provide Brocade with compliant materials, parts and components. Despite Brocade’s efforts to ensure that Brocade’s products comply with new and emerging requirements, Brocade cannot provide absolute assurance that its products will, in all cases comply with such requirements. If Brocade’s products do not comply with the substance restrictions in Europe or China or other applicable environmental laws, Brocade could become subject to fines, civil or criminal sanctions, and contract damage claims. In addition, Brocade could be prohibited from shipping non-compliant products into one or more jurisdictions, and required to recall and replace any non-compliant products already shipped, which would disrupt Brocade’s ability to ship products and result in reduced revenue, increased obsolete or excess inventories and harm to Brocade’s business and customer relationships. Brocade’s suppliers may also fail to provide it with compliant materials, parts and components despite Brocade’s requirement to them to provide compliant materials, parts and components, which could impact Brocade’s ability to timely produce compliant products and, accordingly could disrupt Brocade’s business. In addition, various other countries and states in the United States have issued, or are in the process of issuing, other environmental regulations that may impose additional restrictions or obligations and require further changes to Brocade’s products.

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
     Providing telecommunications services to our customers subjects us to new risks, such as additional governmental regulation, which may impede our business.
     As part of our acquisition of McDATA, we now offer certain telecommunication services. Our provision of telecommunications and bandwidth to our customers subjects us to various risks. The telecommunications industry is heavily regulated by state and federal governments, and changes in these regulations could make it difficult for us to compete. In addition, the regulatory framework under which we operate and new regulatory requirements or new interpretations of existing regulatory requirements could require substantial time and resources for compliance, which could make it difficult for us to operate our business. Such regulation could also impede our ability to enter into change-of-control transactions. In addition, telecommunications networks and circuits can fail which would make it difficult for us to attract and retain clients. In addition, we may experience difficulty in obtaining or developing circuits to provide to our clients.

     Brocade’s business is subject to increasingly complex corporate governance, public disclosure, accounting, and tax requirements that have increased both its costs and the risk of noncompliance.
     Brocade is subject to rules and regulations of federal and state government as well as the stock exchange on which Brocade’s common stock is listed. These entities, including the Public Company Accounting Oversight Board, (“PCAOB”), the SEC, the Internal Revenue Service and Nasdaq, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Brocade’s efforts to comply with these requirements have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
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

     In addition, international political instability may halt or hinder Brocade’s ability to do business and may increase Brocade’s costs. Various events, including the occurrence or threat of terrorist attacks, increased national security measures in the United States and other countries, and military action and armed conflicts, can suddenly increase international tensions. In addition, concerns about other international crises, such as potential pandemics, may have an adverse effect on the world economy and could adversely affect Brocade’s business operations or the operations of Brocade’s OEM partners, contract manufacturer and suppliers.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes stock repurchase activity for the three months ended January 27, 2007 (in thousands excluding per share data):

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number		Shares Purchased as	that May Yet Be
	of Shares	Average Price Paid	Part of Publicly	Purchased Under the
	Purchased (1)	Per Share	Announced Program	Program (2)

October 29, 2006 — November 25, 2006	—	—	—	$52,737

November 26, 2006 — December 23, 2006	—	—	—	$52,737

December 24, 2006 — January 27, 2007	—	—	—	$52,737

Total	—	—	—	$52,737

(1)	The total number of shares repurchased include those shares of Brocade common stock that employees deliver back to Brocade to satisfy tax-withholding obligations at the settlement of restricted stock exercises, and upon the termination of an employee, the forfeiture of either restricted shares or unvested common stock as a result of early exercises. As of January 27, 2007, approximately 2.3 million shares are subject to repurchase by Brocade.

(2)	In August 2004, our board of directors approved a share repurchase program for up to $100.0 million of our common stock. The purchases may be made, from time to time, in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of January 27, 2007, we have purchased 7.9 million shares at an average price of $5.93 per share, and under this program $52.7 million remains available for future repurchases.
Item 4. Submission of Matters to a Vote of Security Holders.
     A special meeting of Brocade’s stockholders was held on January 25, 2007 in San Jose, California to consider and vote upon a proposal for the issuance of shares of Brocade common stock in connection with the merger contemplated by the Agreement and Plan of Reorganization, dated as of August 7, 2006, as amended, by and among Brocade, Worldcup Merger Corporation, a wholly-owned subsidiary of Brocade, and McDATA Corporation.
The proposal was approved and the results of the voting are as follows:

Votes For	Votes Against	Abstain

186,022,259	2,630,976	196,337

Item 6. Exhibits

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)

3.2	Amended and Restated Bylaws of the Registrant amended as of January 29, 2007 (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 2, 2007)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

3.4	Certificate of Elimination of Series A Participating Preferred Stock of Brocade (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 16, 2007)

4.1	Form of Brocade’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

4.2	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

4.3	Form of Convertible Debenture (incorporated by reference to Exhibit 4.3 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002)

4.4	Amendment No. 1 dated August 7, 2006 to the Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A. (incorporated by reference to Exhibit 99.3 from Brocade’s Current Report on Form 8-K filed August 8, 2006)

4.5	Amendment No. 2 to Preferred Stock Rights Agreement between Brocade Communications Systems, Inc. and Wells Fargo Bank, N.A., dated as of January 23, 2007 (incorporated by reference to Exhibit 4.3 to Brocade’s Form 8-A/A filed January 24, 2007)

10.1*/**	Senior Leadership Plan as amended and restated as of November 17, 2006

10.2*/**	Amended and Restated 1999 Stock Plan as amended and restated on November 17, 2006 and related forms of agreements

10.3**	Amendment #28 dated January 2, 2007 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005

31.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

**	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROCADE COMMUNICATIONS SYSTEMS, INC.
Date: March 7, 2007	By:	/s/ Richard Deranleau
Richard Deranleau
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)

3.2	Amended and Restated Bylaws of the Registrant amended as of January 29, 2007 (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 2, 2007)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

3.4	Certificate of Elimination of Series A Participating Preferred Stock of Brocade (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 16, 2007)

4.1	Form of Brocade’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

4.2	Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

4.3	Form of Convertible Debenture (incorporated by reference to Exhibit 4.3 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002)

4.4	Amendment No. 1 dated August 7, 2006 to the Preferred Stock Rights Agreement dated as of February 7, 2002 between Brocade and Wells Fargo Bank MN, N.A. (incorporated by reference to Exhibit 99.3 from Brocade’s Current Report on Form 8-K filed August 8, 2006)

4.5	Amendment No. 2 to Preferred Stock Rights Agreement between Brocade Communications Systems, Inc. and Wells Fargo Bank, N.A., dated as of January 23, 2007 (incorporated by reference to Exhibit 4.3 to Brocade’s Form 8-A/A filed January 24, 2007)

10.1*/**	Senior Leadership Plan as amended and restated as of November 17, 2006

10.2*/**	Amended and Restated 1999 Stock Plan as amended and restated on November 17, 2006 and related forms of agreements

10.3**	Amendment #28 dated January 2, 2007 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005

31.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

**	Filed herewith