Form 10-Q
period 2007-04-28
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2007-06-07
CIK 1009626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 28, 2007
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
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock on May 14, 2007 was 400,913,077shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED APRIL 28, 2007
INDEX

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Condensed Consolidated Statements of Income for the Three and Six Months Ended April 28, 2007 and April 29, 2006	4

	Condensed Consolidated Balance Sheets as of April 28, 2007 and October 28, 2006	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended April 28, 2007 and April 29, 2006	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	48

Item 4.	Controls and Procedures	49

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 4	Submission of Matters to a Vote of Security Holders	65

Item 6.	Exhibits	66

SIGNATURES		67
EXHIBIT 4.2
EXHIBIT 4.3
EXHIBIT 4.4
EXHIBIT 4.5
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II — Other Information, Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Further, we undertake no obligation to revise or update any forward-looking statements for any reason.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	April 28,	April 29,	April 28,	April 29,
	2007	2006	2007	2006
Net revenues
Product	$300,438	$168,668	$507,654	$325,968
Service	44,830	14,074	61,771	26,856

Total Revenue	345,268	182,742	569,425	352,824
Cost of revenues
Product	140,980	69,119	213,292	130,989
Service	33,440	8,479	43,918	15,990

Total cost of revenue	174,420	77,598	257,210	146,979

Gross margin	170,848	105,144	312,215	205,845
Operating expenses:
Research and development	58,303	40,725	100,694	79,467
Sales and marketing	59,364	34,313	97,951	65,181
General and administrative	13,570	7,296	20,975	15,097
Legal fees associated with indemnification obligations, defense, and other related costs	15,234	3,160	20,462	7,189
Acquisition and integration costs	7,564	—	14,997	—
Provision for SEC settlement	—	—	—	7,000
Amortization of intangible assets	7,977	518	8,887	518
Facilities lease losses	—	3,775	—	3,775

Total operating expenses	162,012	89,787	263,966	178,227

Income from operations	8,836	15,357	48,249	27,618
Interest and other income, net	10,788	7,206	18,244	14,236
Interest expense	(2,054)	(1,838)	(2,058)	(3,615)

Income before provision for income taxes	17,570	20,725	64,435	38,239
Income tax provision	16,727	7,212	30,273	15,066

Net income	$843	$13,513	$34,162	$23,173

Net income per share — Basic	$0.00	$0.05	$0.10	$0.09

Net income per share — Diluted	$0.00	$0.05	$0.10	$0.08

Shares used in per share calculation — Basic	395,574	270,564	334,215	269,982

Shares used in per share calculation — Diluted	411,989	274,393	348,563	273,247

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	April 28,	October 28,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$363,838	$274,368
Short-term investments	391,694	267,694

Total cash, cash equivalents and short-term investments	755,532	542,062
Accounts receivable, net of allowances of $5,959 and $4,842 at April 28, 2007 and October 28, 2006, respectively	151,595	98,394
Inventories	26,406	8,968
Prepaid expenses and other current assets	46,687	43,365

Total current assets	980,220	692,789

Long-term investments	80,980	40,492
Property and equipment, net	201,303	104,299
Goodwill	419,704	41,013
Intangible assets, net	311,976	15,465
Other assets	29,371	6,660

Total assets	$2,023,554	$900,718

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$77,797	$56,741
Accrued employee compensation	91,885	62,842
Deferred revenue	87,705	52,051
Current liabilities associated with lease losses	13,943	4,931
Purchase commitments	64,542	6,104
Income tax payable	65,759	39,076
Other accrued liabilities	71,547	42,811

Total current liabilities	473,178	264,556

Non-current liabilities associated with lease losses	26,354	11,105
Non-current deferred revenue	38,283	8,827
Convertible subordinated debt	161,970	—
Other non-current liabilities	1,513	—

Total liabilities	701,298	284,488

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value 5,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 400,453 and 272,141 shares at April 28, 2007 and October 28, 2006, respectively	400	272
Additional paid-in capital	1,547,288	888,978
Accumulated other comprehensive income/(loss)	12,610	(817)
Accumulated deficit	(238,042)	(272,203)

Total stockholders’ equity	1,322,256	616,230

Total liabilities and stockholders’ equity	$2,023,554	$900,718

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	April 28,	April 29,
	2007	2006
Cash flows from operating activities:
Net income	$34,161	$23,173
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefit from employee stock plans	(161)	(6,587)
Depreciation and amortization	40,802	18,551
Loss on disposal of property and equipment	203	200
Amortization of debt issuance costs	—	851
Non-cash compensation expense	14,729	14,899
Provision for doubtful accounts receivable and sales returns	1,662	744
Provision for SEC settlement	—	7,000
Non-cash facilities lease loss expense	—	3,775
Changes in operating assets and liabilities:
Accounts receivable	53,735	(6,180)
Inventories	(4,585)	2,807
Prepaid expenses and other assets	(8,997)	(2,915)
Accounts payable	(20,938)	10,463
Accrued employee compensation	(22,272)	11,013
Deferred revenue	12,274	10,163
Other accrued liabilities and long-term debt	(18,385)	2,156
Liabilities associated with lease losses	(2,653)	(2,419)

Net cash provided by operating activities	79,575	87,694

Cash flows from investing activities:
Purchases of property and equipment	(27,587)	(15,473)
Purchases of short-term investments	(290,890)	(138,184)
Proceeds from maturities and sale of short-term investments	377,833	135,484
Purchases of long-term investments	(91,801)	(12,568)
Proceeds from maturities and sale of long-term investments	5,847	—
Purchases of restricted short-term investments	—	(3,309)
Proceeds from maturities of restricted short-term investments	—	2,909
Purchases of non-marketable minority equity investments	—	(4,575)
Decrease in restricted cash	5,839
Cash acquired on merger with McDATA	147,407	—
Cash paid in connection with acquisitions, net of cash acquired	(7,704)	(59,887)

Net cash provided (used) in investing activities	118,944	(95,603)

Cash flows from financing activities:
Excess tax benefit from employee stock plans	161	6,587
Payments on capital lease obligations	(706)	—
Common stock repurchase plan	(59,874)	(14,930)
Redemption of outstanding convertible debt	(124,185)	—
Proceeds from issuance of common stock, net	75,700	15,162

Net cash provided (used) by financing activities	(108,904)	6,819

Effect of exchange rate fluctuations on cash and cash equivalents	(145)	98

Net increase (decrease) in cash and cash equivalents	89,470	(992)
Cash and cash equivalents, beginning of period	274,368	182,001

Cash and cash equivalents, end of period	$363,838	$181,009

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Operations of Brocade
Brocade Communications Systems, Inc. (“Brocade” or the “Company”) develops, markets, sells, and supports data storage networking products and services, offering a line of storage networking products that enable companies to implement and manage highly available, scalable, and secure environments for data storage networks. The Brocade family of storage area networking (“SAN”) products is designed to help companies reduce the cost and complexity of managing business information within a data storage environment, ensure high availability of mission critical applications and serve as a platform for corporate data backup and disaster recovery. In addition, the Brocade family of application infrastructure solutions extends the ability to proactively manage and optimize application and information resources across the enterprise. Brocade products are installed around the world at companies, institutions, and other entities ranging from large enterprises to small and medium size businesses. Brocade products and services are marketed, sold, and supported worldwide to end-user customers primarily through distribution partners, including original equipment manufacturers (“OEMs”), distributors, systems integrators, and value-added resellers.
     Brocade was reincorporated as a Delaware corporation on May 14, 1999, succeeding operations that began in California on August 24, 1995. The Company’s headquarters are located in San Jose, California.
     Brocade(R), the Brocade B-wing logo(TM), Fabric OS(R), File Lifecycle Manager(R), My View(R), Secure Fabric OS(R), and StorageX(R) are registered trademarks of Brocade Communications Systems, Inc., in the United States and/or in other countries. All other brands, products, or service names identified are or may be trademarks or service marks of, and are used to identify, products or services of their respective owners.
2. Summary of Significant Accounting Policies
Fiscal Year
     The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Both fiscal years 2007 and 2006 are 52-week fiscal years.
Basis of Presentation
     The accompanying financial data as of April 28, 2007, and for the three and six months ended April 28, 2007 and April 29, 2006, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 28, 2006 Condensed Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006.
     In the opinion of management, all adjustments (which include only normal recurring adjustments, except as otherwise indicated) necessary to present a fair statement of financial position as of April 28, 2007, results of operations for the three and six months ended April 28, 2007 and April 29, 2006, and cash flows for the three and six months ended April 28, 2007 and April 29, 2006 have been made. The results of operations for the three and six months ended April 28, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Reclassifications
     Certain reclassifications have been made to prior year balances in order to conform to current year presentation.
Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.
Restricted Cash
     Through the acquisition of McDATA, the Company assumed two interest rate swaps. As part of the agreements, the Company is required to provide collateral based on changes in the fair value of the interest rate swap. As of April 28, 2007, $5.0 million of restricted cash is included in the Company’s other non current assets in the Condensed Consolidated Balance Sheet.
     In addition, certain McDATA executives were eligible to receive cash compensation for severance of approximately $10.3 million. These funds were escrowed prior to the acquisition, classified as restricted cash, and included in the Company’s current assets as of the acquisition date. The funds were released to the executives on February 5, 2007.
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
     Short-term and long-term investments are maintained at five major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Condensed Consolidated Balance Sheets at fair value. Fair value is determined using quoted market prices for those securities. Unrealized holding gains and losses are included as a separate component of accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheets, net of any related tax effect. Realized gains and losses are calculated based on the specific identification method and are included in interest and other income, net, on the Condensed Consolidated Statements of Income.
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
     From time to time the Company makes equity investments in non-publicly traded companies. These investments are included in other assets on the accompanying Condensed Consolidated Balance Sheets, and are generally accounted for under the cost method as the Company does not have the ability to exercise significant influence over the respective company’s operating and financial policies. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income, net on the Condensed Consolidated Statements of Income. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary. As of April 28, 2007 and October 28, 2006, the carrying values of the Company’s equity investments in non-publicly traded companies were $0.8 million and $0.8 million, respectively.
     On February 13, 2007, one of the non-publicly traded entities that the Company has an equity investment in completed its initial public offering (“IPO”). The Company has 113,464 shares of stock at a purchase price of $6.61 per share. Subject to the agreement, there is a lockup period not to exceed 180 days following the effective date of the registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”), during which the Company cannot sell or otherwise transfer any securities. As such, the carrying value of the securities for a total of $12.4 million is included in short term investments, and the unrealized gain is included in accumulated other comprehensive income.
     In addition, included in investment balances are certain derivatives used as fair—value hedges for a total of $0.2 million against positions held in certain marketable equity securities.
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
     For purposes of SFAS 142, the Company operates under one reporting unit. To determine the reporting unit’s fair value, the Company utilized the income valuation approach as well as the market valuation approach in the current year valuation. The income approach provides an estimation of the fair value of the Company based on the cash flows that the Company can be expected to generate over its remaining life. The market approach provides an estimate of the fair value of the Company by comparing it to publicly traded companies in similar lines of business. Based on the results of the impairment review, the Company has determined that no indicators of impairment existed as of April 28, 2007.
     Intangible assets other than goodwill are amortized over their estimated useful lives, unless these lives are determined to be indefinite. Intangible assets are carried at cost less accumulated amortization. Amortization is recognized over the estimated useful life of the respective asset. Intangible assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The Company performs impairment test for long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Examples of such events or circumstances include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for its business, significant negative industry or economic trends, and/or a significant decline in the Company’s stock price for a sustained period. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. No intangible asset impairment was recorded for the periods presented.
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
     A majority of the Company’s trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of April 28, 2007, three customers accounted for 25 percent, 17 percent, and 15 percent respectively, of total accounts receivable. As of October 28, 2006, three customers accounted for 44 percent, 21 percent, and 8 percent, respectively, of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales returns, and other allowances. While the Company has not experienced material credit losses in any of the periods presented, there can be no assurance that the Company will not experience material credit losses in the future.
     For the three months ended April 28, 2007 and April 29, 2006, three customers each represented ten percent or more of the Company’s total revenues for combined totals of 67 percent and 70 percent of total revenues, respectively. For the six months ended April 28, 2007 and April 29, 2006, three customers each represented ten percent or more of the Company’s total revenues for combined totals of 69 percent and 71 percent of total revenues, respectively. The level of sales to any one of these customers may vary, and the loss of, or a decrease in the level of sales to, any one of these customers could seriously harm the Company’s financial condition and results of operations.
     The Company currently relies on single and limited supply sources for several key components used in the manufacture of its products. Additionally, the Company relies on one contract manufacturer for a significant portion of the production of its products. The inability of any single and limited source suppliers or the inability of a contract manufacturer to fulfill supply and production requirements, respectively, could have a material adverse effect on the Company’s future operating results.
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
Foreign Currency
     The financial statements of the Company’s international subsidiaries have been translated into U.S. dollars. Assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are included in the Company’s condensed consolidated balance sheet in the stockholders’ equity section as a component of accumulated other comprehensive loss.

     The Company is exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of its foreign subsidiaries, are denominated in foreign currencies. The Company uses forward exchange contracts to address the risk of certain currency fluctuations. See Note 8, Derivative Accounting Policies. For amounts not associated with forward contracts, gains and losses from transactions denominated in foreign currencies are included in the Company’s net income (loss) as part of interest and other income in the accompanying condensed consolidated statements of operations. The Company recognized foreign currency transaction gains and (losses) for the three and six months ended April 28, 2007, of $0.9 million and $0.4 million, respectively.
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
     Prior to October 30, 2005, the Company accounted for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees” (“APB 25”), whereby the difference between the exercise price and the fair market value on the date of grant is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense was recognized in the Company’s Condensed Consolidated Statements of Income when the exercise price of the Company’s employee stock option grant equals the market price of the underlying common stock on the date of grant, and the measurement date of the option grant is certain. The measurement date is certain when the date of grant is fixed and determinable. Prior to October 30, 2005, when the measurement date was not certain, the Company recorded stock-based compensation expense using variable accounting under APB 25. From May 1999 through July 2003, the Company granted 98.8 million options that were subject to variable accounting under APB 25 because the measurement date of the options granted was not certain. Effective October 30, 2005, if the measurement date is not certain, the Company records stock-based compensation expense under SFAS 123R.
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
Employee Stock Plans
     The Company has several stock-based compensation plans (the “Plans”) that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006, as well as several stock-based compensation plans assumed in connection with the acquisition of McDATA Corporation and filed on Form S-8 with the Securities and Exchange Commission on January 30, 2007 (collectively, the “Plans”) . The Company, under the various equity plans, grants stock options for shares of the Company’s common stock to its employees and directors. The Company has also issued restricted stock under the Plans. In accordance with the Plans, incentive stock options may not be granted at less than 100 percent of the estimated fair market value of the common stock, and incentive stock options granted to a person owning more than 10 percent of the combined voting power of all classes of stock of the Company must be issued at 110 percent of the fair market value of the stock on the date of grant. Nonstatutory stock options may be granted at any price. Under the Plans, options or restricted stock typically have a maximum term of seven or ten years. The majority of options granted under the Plans vest over a period of four years. Certain options granted under the Plans vest over shorter or longer periods. At April 28, 2007, an aggregate of 161.9 million shares were authorized for future issuance under the Plans, which includes Stock Options, shares issued pursuant to the Employee Stock Purchase Plan, and Restricted Stock Units and Awards. A total of 114.9 million shares of common stock were available for grant under the Plans as of April 28, 2007. Awards that expire, or are cancelled without delivery of shares, generally become available for issuance under the Plans.
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

	Three Months Ended		Six Months Ended
	April 28,	April 29,	April 28,	April 29,
Stock Options	2007	2006	2007	2006
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.5 — 4.9%	5.0 — 5.3%	4.5 — 5.3%	4.8 — 5.0%
Expected volatility	46.6%	48.5%	47.1%	50.7%
Expected term (in years)	4.0	3.3	3.7	3.3
     The Company recorded $4.6 million and $3.5 million of compensation expense relative to stock options for the quarters ended April 28, 2007 and April 29, 2006, respectively, in accordance with SFAS 123R. The Company recorded $8.9 million and $7.9 million of compensation expense relative to stock options for the six months ended April 28, 2007 and April 29, 2006, respectively, in accordance with SFAS 123R. A summary of stock option activity under the Plans for the six months ended April 28, 2007 and April 29, 2006 is presented as follows:

			Weighted Average
			Remaining
	Shares	Weighted Average	Contractual Term	Aggregate Intrinsic
	(in thousands)	Exercise Price	(Years)	Value ($000)
Outstanding, October 28, 2006	39,954	$6.35
Granted	2,180	$9.14
Exercised	(4,249)	$5.58
Forfeited or Expired	(546)	$5.28

Outstanding, January 27, 2007	37,339	$6.62

Assumed upon McDATA acquisition	15,632	$11.12
Granted	4,314	$9.08
Exercised	(8,044)	$9.36
Forfeited or Expired	(2,683)	$12.71
Outstanding, April 28, 2007	46,558	$7.53	5.3	$155,977
Ending Vested and Expected to Vest	44,026	$8.47	5.5	$147,666

Exercisable and Vested, April 28, 2007	27,981	$9.53	4.7	$90,951

			Weighted Average
			Remaining
	Shares	Weighted Average	Contractual Term	Aggregate Intrinsic
	(in thousands)	Exercise Price	(Years)	Value ($000)
`Outstanding, October 29, 2005	45,179	$6.59
Granted	1,165	$4.19
Exercised	(204)	$0.68
Forfeited or Expired	(3,209)	$6.14

Outstanding, January 28, 2006	42,931	$6.57

Granted	2,025	$5.52
Exercised	(2,061)	$5.50
Forfeited or Expired	(1,965)	$6.09

Outstanding, April 29, 2006	40,930	$6.60	6.1	$29,797

Ending Vested and Expected to Vest	38,826	$6.68	6.5	$27,500

Exercisable and Vested, April 29, 2006	24,989	$7.54	6.2	$12,642

     The weighted-average fair value of employee stock options granted during the three months ended April 28, 2007 and April 29, 2006 were $3.74 and $2.15, respectively. The total intrinsic value of stock options exercised for the three months ended April 28, 2007 and April 29, 2006 were $30.2 million and $1.5 million, respectively.
     As of April 28, 2007 and April 29, 2006, there was $31.4 million and $17.0 million, respectively, of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.5 years and 3.7 years, respectively.
Employee Stock Purchase Plan
     Under Brocade’s Employee Stock Purchase Plan, eligible employees can participate and purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $1.3 million and $1.1 million for the three months ended April 28, 2007 and April 29, 2006, respectively, and $2.5 million and $2.0 million for the six months ended April 28, 2007 and April 29, 2006 respectively in accordance with SFAS 123R.
     The fair value of the option component of the Employee Stock Purchase Plan shares was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	April 28,	April 29,	April 28,	April 29,
Employee Stock Purchase Plan	2007	2006	2007	2006
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	5.1 — 5.2%	3.4 — 4.4%	5.1 — 5.2%	3.4 — 4.4%
Expected volatility	53.5%	44.3%	53.5%	44.3%
Expected term (in years)	0.5	0.5	0.5	0.5
     As of April 28, 2007 and April 29, 2006, there was $0.5 million and $0.4 million, respectively, of total unrecognized compensation costs related to employee stock purchases. These costs were expected to be recognized over a weighted average period of 0.1 years and 0.1 years, respectively.
Restricted Stock Awards
     For the six months ended April 28, 2007 and April 29, 2006, Brocade issued restricted stock awards of 0.1 million shares and 1.9 million shares, respectively, to certain eligible employees at a purchase price of $0.00 and $0.001 per share, respectively. These restricted shares are not transferable until fully vested and are subject to repurchase for all unvested shares upon termination. The fair value of each award is based on the Company’s closing stock price on the date of grant. In addition, as part of its acquisition of McData, the Company became the administrator of retention compensation plans for certain employees. The plans provided the employees restricted stock that would vest generally over a two year service period under certain conditions, subject to full acceleration of vesting upon termination without cause and execution of a release in favor of the Company. The Company assumed that none of its executives would forfeit. The Company recorded the stock-based compensation consistent with the provisions of 123R using a two year service period.
     Compensation expense computed under the fair value method for stock awards issued is being amortized under a graded vesting method over the awards’ vesting period and was $1.1 million and $1.1 million, for the three months ended April 28, 2007 and April 29, 2006, respectively, and $2.4 million and $2.0 million, for the six months ended April 28, 2007 and April 29, 2006, respectively.
     The weighted-average fair value of the restricted stock awards granted in the six months ended April 28, 2007 and April 29, 2006 was $8.98 and zero, respectively. The total fair value of stock awards vested for both the six months ended April 28, 2007 and April 29, 2006 was zero. At April 28, 2007, unrecognized costs related to restricted stock awards totaled approximately $3.0 million. These costs are expected to be recognized over a weighted average period of one year. A summary of the nonvested shares for the six months ended April 28, 2007 and April 29, 2006, respectively, is presented as follows:

	Shares	Weighted Average
	(in thousand)	Grant-Date Fair Value
Nonvested, October 28, 2006	1,848	$4.44
Granted	130	$8.98
Vested	(3)	$7.05
Forfeited	—	—

Nonvested, January 27, 2007	1,975	$4.73
Assumed upon McDATA merger	1,058	$3.08
Granted	—	$—

Vested	(50)	$0.01
Forfeited	(174)	$0.99

Nonvested, April 28, 2007	2,809	$3.27
Expected to vest, April 28, 2007	2,346	$3.27

	Shares	Weighted Average
	(in thousand)	Grant-Date Fair Value
Nonvested, October 29, 2005	13	$7.05
Granted	1,923	$4.43
Vested	(3)	$7.05
Forfeited	—	—

Nonvested, January 29, 2006	1,933	$4.44
Granted	—	—
Vested	(3)	$7.05
Forfeited	(20)	$4.43

Nonvested, April 29, 2006	1,910	$4.44
Expected to vest, April 29, 2006	1,595	$4.44
Restricted Stock Units
     For the six months ended April 28, 2007, Brocade issued restricted stock units of 0.3 million shares. No restricted stock units were issued for the six months ended April 29, 2006. Typically, vesting of restricted stock units occurs over two to three years and is subject to the employee’s continuing service to Brocade. The compensation expense of $0.3 million related to these awards was determined using the fair market value of Brocade’s common stock on the date of the grant and is recognized under a graded vesting method over the vesting period.
     A summary of the changes in restricted stock units outstanding under Brocade’s equity-based compensation plans during the six months ended April 28, 2007 is presented as follows:

		Weighted
		Average
	Shares	Grant-Date
	(in thousand)	Fair Value
Nonvested, October 28, 2006	—	—
Granted	346	$9.19
Vested	—	—
Forfeited	—	—

Nonvested, January 27, 2007	346	$9.19
Granted	15	$10.11
Vested	—	—
Forfeited	(5)	$9.19

Nonvested, April 28, 2007	356	$9.19
Nonvested expected to vest at April 28, 2007	278	$9.19
     As of April 28, 2007, Brocade had $2.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which is expected to be recognized over the weighted average period of 2.3 years.
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
Comprehensive Income
     The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 28,	April 29,	April 28,	April 29,
	2007	2006	2007	2006
Net income	$843	$13,513	$34,162	$23,173
Other comprehensive income:
Change in net unrealized gains (losses) on marketable equity securities and investments	13,066	488	13,023	965
Cumulative translation adjustments	930	104	404	98

Total comprehensive income	$14,839	$14,105	$47,589	$24,236
3. Balance Sheet Details
     The following tables provide details of selected balance sheet items (in thousands):

	April 28,	October 28,
	2007	2006
Inventories:
Raw materials	$2,835	$82
Finished goods	23,571	8,886

Total	$26,406	$8,968

Property and equipment, net:
Computer equipment and software	$93,500	$73,421
Engineering and other equipment	169,048	144,530
Furniture and fixtures	10,511	4,360
Leasehold improvements	52,767	43,519
Land and building	87,026	30,000

Subtotal	412,851	295,830
Less: Accumulated depreciation and amortization	(211,548)	(191,531)

Total	$201,303	$104,299

	April 28,	October 28,
	2007	2006
Other accrued liabilities:
Accrued warranty	6,755	2,230
Accrued sales programs	12,736	12,051
Other	50,056	28,530

Total	$71,547	$42,811

     Leasehold improvements as of April 28, 2007 and October 28, 2006, are shown net of estimated asset impairments related to facilities lease losses (see Note 5).

4. Investments and Equity Securities
     The following tables summarize the Company’s investments and equity securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
April 28, 2007
U.S. government and its agencies and municipal obligations	$174,314	$9	$(271)	$174,052
Corporate bonds and notes	254,675	78	(394)	254,359
Marketable equity securities	32,557	12,434	(727)	44,264

Total	$461,546	$12,521	$(1,392)	$472,675

Reported as:
Short-term investments				$391,694
Long-term investments				80,981

Total				$472,675

October 28, 2006
U.S. government and its agencies and municipal obligations	$124,105	$5	$(556)	$123,554
Corporate bonds and notes	185,183	32	(583)	184,632

Total	$309,288	$37	$(1,139)	$308,186

Reported as:
Short-term investments				$267,694
Long-term investments				40,492

Total				$308,186

     For the three months ended April 28, 2007 gains of $0.6 million were realized on the sale of short term investments. For the three months ended April 29, 2006, no gains were realized on the sale of investments or marketable equity securities. As of April 28, 2007 and October 28, 2006, net unrealized holding losses of $1.4 million and $1.1 million, respectively, were included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets.
     At April 28, 2007, the Company held approximately $0.2 million of purchased put options for U.S. Treasury futures. These investments were purchased as an economic hedge to mitigate interest rate risk related to a portfolio of preferred equity securities, included in marketable equity securities above, with a market value of approximately $31.8 million at April 28, 2007.
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
     During the three months ended January 2007, the Company recorded a charge of $0.6 million related to estimated lease losses, net of expected sublease income as a result of the acquisition of Silverback Systems, Inc. During the three months ended April 28, 2007, the Company recorded a purchase accounting adjustment of $26.3 million related to estimated losses, net of expected sublease income, as a result of the acquisition of McDATA Corporation. The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary.
     The following table summarizes the activity related to the facilities lease losses reserve, net of expected sublease income (in thousands), as of April 28, 2007:

Lease Loss
Reserve
Reserve balances at October 28, 2006	$16,036
Additional reserves related to acquisitions	27,004
Cash payments on facilities leases	(2,739)
Non-cash charges	(4)

Reserve balance at April 28, 2007	$40,297

     Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2010.
6. Convertible Subordinated Debt
     Convertible subordinated debt includes $172.5 million outstanding 2.25% convertible subordinated notes (the “2.25% Notes”) due February 15, 2010 previously issued by McData. In accordance with purchase accounting rules, the Notes were adjusted to their aggregate fair value of $162.0 million based on the quoted market closing price as of the acquisition date.
     On January 29, 2007, effective upon the consummation of the merger, the Company fully and unconditionally guaranteed the 2.25% Notes and became a co—obligor on the 2.25% Notes with McData. The 2.25% Notes were convertible into Class A common stock at a conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares) at any time prior to February 15, 2010, subject to adjustments. As of April 28, 2007, the approximate bid and ask prices per $100 of the Company’s 2.25% Notes were $101.5 and $102.5, respectively, resulting in an aggregate fair value of between $175.1 million and $176.8 million. Pursuant to the merger agreement, at the effective time of the Merger each outstanding share of the McDATA’s Class A common stock, $0.01 part value per share, was converted into the right to receive 0.75 shares of Brocade’s common stock, $0.001 par value per share, together with cash in lieu of fractional shares. As a result of the conversion, an approximate aggregate of 21.5 million shares are subject to conversion at any time prior to February 15, 2010.
     Concurrent with the issuance of the 2.25% Notes, McDATA entered into share option transactions using approximately $20.5 million of net proceeds. As part of these share option transactions, McDATA purchased options that cover approximately 12.1 million shares of common stock, at a strike price of $8.03. McDATA also sold options that cover approximately 12.7 million shares of common stock, at a strike price of $11.31. The net cost of the share option transactions was recorded against additional paid—in—capital in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock” (“EITF 00-19”).
     Prior to the merger, McData entered into an interest rate swap agreement with a notional amount of $155.3 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with the 2.25% Notes so that the interest payable effectively becomes variable based on the six—month London Interbank Offered Rate (LIBOR) minus 152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. At April 28, 2007, the six—month LIBOR setting for the swap was 5.35%, creating a rate of approximately 3.83%, which is effective until August 15, 2007. The Company evaluated the effectiveness of the hedge in the current quarter and concluded that there was no ineffective portion of the hedge. As a result, no change in the fair value of the hedge was recognized in earnings. At April 28, 2007, the fair value of the interest rate swap represents approximately $5.0 million and is included in long—term liabilities. As part of the agreement, the Company is also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, is approximated $6.6 million at April 28, 2007 and is included in non current assets.
     In addition, effective upon the consummation of the merger with McDATA, the Company fully and unconditionally guaranteed, and became a co-obligor, in the $122.4 million outstanding 3.00% convertible subordinated notes (the “3% Notes”) due February 15, 2007, previously issued by Computer Network Technology, Inc. (“CNT”), and assumed on June 1, 2005 by McDATA, upon McDATA’s acquisition of CNT. On February 15, 2007, the Company paid the remaining balance due on the 3.00% Notes and also paid $1.4 million to settle the related swap agreement. On February 21, 2007, the Company received $3.9 million which consisted of all the related collateral and accrued interest.

7. Commitments and Contingencies
Operating and Capital Leases
     The Company leases its facilities and certain equipment under various operating and capital lease agreements expiring through August 2016. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $2.7 million as security for the leases. Future minimum lease payments under all non-cancelable operating leases as of April 28, 2007 were $115.4 million, net of contractual sublease income of $8.7. In addition to base rent, many of the facilities lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.
     As of April 28, 2007, the Company had recorded $40.3 million in facilities lease loss reserves related to future lease commitments, net of expected sublease income (see Note 5).
Product Warranties
     The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience. The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the six months ended April 28, 2007 and April 29, 2006 (in thousands), respectively:

	Six Months Ended
	April 28,	April 29,
	2007	2006
Beginning Balance	$2,230	$1,746
Liabilities accrued for warranties issued during the period	6,855	930
Warranty claims paid and uses during the period	(1,794)	(251)
Changes in liability for pre-existing warranties during the period	(536)	(135)

Ending Balance	$6,755	$2,290

     In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of April 28, 2007, there have been no known events or circumstances that have resulted in a customer contract related indemnification liability to the Company.
Manufacturing and Purchase Commitments
     The Company has manufacturing agreements with Hon Hai Precision Industry Co. (“Foxconn”), SCI -Sanmina (“Sanmina”) and Solectron under which the Company provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to the Company’s customers. The required lead-time for placing orders with Foxconn, Sanmina and Solectron depends on the specific product. As of April 28, 2007, the Company’s aggregate commitment to Foxconn, Sanmina and Solectron for inventory components used in the manufacture of Brocade products was $178.9 million, net of purchase commitment reserves of $64.5 million, which the Company expects to utilize during future normal ongoing operations. The Company’s purchase orders placed with Foxconn, Sanmina and Solectron are cancelable, however if cancelled, the agreements requires the Company to purchase all inventory components not returnable, usable by, or sold to, other customers of the aforementioned contract manufacturers. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal operations.
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

     On July 20, 2001, the first of a number of putative class actions for violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Brocade, certain of its officers and directors, and certain of the underwriters for Brocade’s initial public offering of securities. A consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation was filed on April 19, 2002. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in Brocade’s initial public offering and seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against Brocade is being coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases as In Re Initial Public Offering Securities Litigation, 21 MC 92(SAS). In October 2002, the individual defendants were dismissed without prejudice from the action, pursuant to a tolling agreement. On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against Brocade. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including Brocade, was submitted to the Court for approval. On August 31, 2005, the Court granted preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court has yet to issue a ruling on the motion for final approval. The settlement is subject to a number of conditions, including certification of the class and final approval by the Court. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s October 2004 order certifying a class in six test cases (of which Brocade is not one) that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. On January 5, 2007, plaintiffs filed a petition for rehearing en banc by the Second Circuit, which was denied on April 6, 2007.
     McDATA Corporation, Mr. John F. McDonnell, the former Chairman of the board of directors of McDATA, Mrs. Dee J. Perry and Mr. Thomas O. McGimpsey, both former officers of McDATA were named as defendants in purported securities class action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston (CSFB), Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits were filed against McDATA and the individuals. The complaints are identical to numerous other complaints filed against other companies that went public in 1999 and 2000. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had allegedly solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings, or IPOs, and (b) that certain of the underwriters had allegedly entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints allege claims against McDATA, the named individuals, and CSFB, the lead underwriter of McDATA’s August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act. The complaints also allege claims solely against CSFB and the other underwriter defendants under Section 12(a) (2) of the Securities Act, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although management believes that all of the lawsuits are without legal merit and they intend to defend against them vigorously, there is no assurance that McDATA will prevail. In September 2002, plaintiffs’ counsel in the above-mentioned lawsuits offered to individual defendants of many of the public companies being sued, including McDATA, the opportunity to enter into a Reservation of Rights and Tolling Agreement that would dismiss without prejudice and without costs, all claims against such persons if the company itself had entity coverage insurance. This agreement was signed by Mr. John F. McDonnell, the former Chairman of McDATA, Mrs. Dee J. Perry, the former chief financial officer of McDATA, and Mr. Thomas O. McGimpsey, the former General Counsel and Vice President of Business Development of McDATA and the plaintiffs’ executive committee. Under the Reservation of Rights and Tolling Agreement, the plaintiffs dismissed the claims against such individuals. On February 19, 2003, the court in the above-mentioned lawsuits entered a ruling on the pending motions to dismiss, which dismissed some, but not all, of the plaintiffs’ claims against McDATA. These lawsuits have been consolidated as part of In Re Initial Public Offering Securities Litigation (SDNY). McDATA has considered and agreed to enter into a proposed settlement offer with representatives of the plaintiffs in the consolidated proceeding. On August 31, 2005, the court preliminarily approved the proposed settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court has yet to issue a ruling on the motion for final approval. The settlement remains subject to a number of conditions, including certification of the class and final court approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s October 2004 order certifying a class in six test cases (of which McDATA is not one) that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. On January 5, 2007, plaintiffs filed a petition for rehearing en banc by the Second Circuit, which was denied on April 6, 2007.
     A shareholder class action lawsuit was filed against Inrange and certain of its officers on November 30, 2001, in the United States District Court for the Southern District of New York, seeking recovery of damages caused by Inrange’s alleged violation of securities laws, including section 11 of the Securities Act and section 10(b) of the Exchange Act. The complaint, which was also filed against the various underwriters that participated in Inrange’s initial public offering (IPO), is identical to hundreds of shareholder class actions pending in this court in connection with other recent IPOs and is generally referred to as In re Initial Public Offering Securities Litigation. The complaint alleges, in essence, (a) that the underwriters combined and conspired to increase their respective compensation in connection with the IPO by (i) receiving excessive, undisclosed commissions in exchange for lucrative allocations of IPO shares, and (ii) trading in Inrange’s stock after creating artificially high prices for the stock post-IPO through “tie-in” or “laddering” arrangements (whereby recipients of allocations of IPO shares agreed to purchase shares in the aftermarket for more than the public offering price for Inrange shares) and dissemination of misleading market analysis on Inrange’s prospects; and (b) that Inrange violated federal securities laws by not disclosing these underwriting arrangements in its prospectus. The defense has been tendered to the carriers of Inrange’s director and officer liability insurance, and a request for indemnification has been made to the various underwriters in the IPO. At this point, the insurers have issued a reservation of rights letter and the underwriters have refused indemnification. The court has granted Inrange’s motion to dismiss claims under section 10(b) of the Exchange Act because of the absence of a pleading of intent to defraud. The court granted plaintiffs leave to replead these claims, but no further amended complaint has been filed. The court denied Inrange’s motion to dismiss claims under section 11 of the Securities Act. The court has also dismissed Inrange’s individual officers without prejudice, after they entered into a tolling agreement with the plaintiffs. On July 25, 2003, Inrange’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Inrange and of the individual defendants for the conduct alleged in the action to be wrongful in the complaint. Inrange would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims Inrange may have against its underwriters. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. On August 31, 2005, the court preliminarily approved the proposed settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court has yet to issue a ruling on the motion for final approval. The settlement remains subject to a number of conditions, including certification of the class and final court approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s October 2004 order certifying a class in six test cases (of which Inrange is not one) that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. On January 5, 2007, plaintiffs filed a petition for rehearing en banc by the Second Circuit, which was denied on April 6, 2007.
     On May 16, 2005, Brocade announced that the SEC and the Department of Justice, or the DOJ, at the time were conducting an investigation regarding Brocade’s historical stock option granting processes. Brocade has been cooperating with the SEC and DOJ. During the first quarter of fiscal year 2006, Brocade began active settlement discussions with the Staff of the SEC’s Division of Enforcement, or the Staff, regarding its financial restatements related to stock option accounting. As a result of these discussions, for the three months ended January 28, 2006, Brocade recorded a $7.0 million provision for an estimated settlement expense. The $7.0 million estimated settlement expense was based on an offer of settlement that Brocade made to the Staff and was subject to final approval by the SEC’s Commissioners. On May 31, 2007, the offer of settlement was approved by the SEC’s Commissioners.
     Beginning on or about May 19, 2005, several securities class action complaints were filed against Brocade and certain of its current and former officers. These actions were filed in the United States District Court for the Northern District of California on behalf of purchasers of Brocade’s stock from February 2001 to May 2005. These lawsuits followed Brocade’s restatement of certain financial results due to stock-based compensation accounting issues. On January 12, 2006, the Court appointed a lead plaintiff and lead counsel. On April 14, 2006, the lead plaintiff filed a consolidated complaint on behalf of purchasers of Brocade’s stock from May 2000 to May 2005. The consolidated complaint alleges, among other things, violations of sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The consolidated complaint generally alleges that Brocade and the individual defendants made false or misleading public statements regarding Brocade’s business and operations and seeks unspecified monetary damages and other relief against the defendants. These lawsuits followed Brocade’s restatement of certain financial results due to stock-based compensation accounting issues.
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
     No amounts have been recorded in Brocade’s Consolidated Financial Statements associated with these matters as the amounts are not probable or reasonably estimable other than the $7.0 million provision for an estimated settlement expense with the SEC as noted above. See Note 14 “Subsequent Events”.
Integration costs
     In connection with the acquisition of McDATA, the Company recorded acquisition and integration costs of $7.6 million and $15.0 million for the three and six months ended April 28, 2007, respectively, which consisted primarily of costs incurred for consulting services and other professional fees. No amounts have been recorded in Brocade’s Condensed Consolidated Financial Statements associated with acquisition and integration costs for the three and six months ended April 29, 2006.
8. Derivative Accounting Policies
     In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies The derivatives entered into by the Company qualify for, and are designated as, fair value hedges and foreign-currency cash flow hedges as per the definitions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, incorporating FASB Statements No. 137, 138 and 149” (“SFAS 133”).
     The derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets. Unrealized loss positions are recorded as other liabilities or other non-current liabilities. Changes in fair values of outstanding cash flow hedges that are highly effective as per the definition of SFAS 133 are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the underlying hedged transaction. In most cases amounts recorded in other comprehensive income will be released to earnings at maturity of the related derivative. The recognition of effective hedge results offset the gains or losses on the underlying exposure. Cash flows from derivative transactions are classified according to the nature of the risk being hedged.
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
     The Company discontinues hedge accounting prospectively when (1) the derivative is no longer highly effective, as per SFAS 133, in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.
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
     Interest Rate Swaps—The Company assumed two interest rate swaps as part of the McDATA acquisition to address interest rate market risk exposure of the two debt agreements assumed. The interest rate swaps are designated and qualify as a fair value hedge under SFAS 133. For derivative instruments that are designated and qualify as a fair value hedge, the gains and losses on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of change in fair values. If the change in the value of the hedging instrument offsets the change in the value of the hedged item, the hedge is considered perfectly effective. The accounting for hedge effectiveness is measured at least quarterly based on the relative change in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, the amount by which the change in the value of the hedge does not exactly offset the change in the value of the hedged item, is recognized immediately in earnings. The Company evaluated the effectiveness of the hedge in the current quarter and concluded that there was no ineffective portion of the hedge. As a result, no change in the fair value of the hedge was recognized in earnings. Adjustments to the fair value of the interest rate swap agreements are recorded as short or long—term liabilities. The differential to be paid or received under these agreements is accrued consistently with the terms of the agreements and is recognized in interest expense over the term of the related debt. The related amounts payable to or receivable from counterparties are included in accounts receivable or accrued liabilities.
     On February 15, 2007, the Company paid approximately $1.4 million to settle its interest rate swap agreement associated with the debt purchased from CNT in conjunction with the payment of the underlying debt (see Note 6).
     Foreign Currency Cash Flow Hedge
     As of April 28, 2007, losses of $0.1 million, net, which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive income/(loss) within unrealized translation adjustment. Hedge ineffectiveness, which is reported in the consolidated statements of income as other expense, was not significant.
9. Segment Information
     FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The chief operating decision maker is the Chief Executive Officer (“CEO”).
     Prior to the Merger with McData, the Company had one reporting segment relating to the design, development, manufacture and sale of data access and storage networking solutions that provide highly-available, scalable and centrally-managed storage area networks . The Company’s CODM, as defined by SFAS 131, has allocated resources and assessed the performance of the Company based on consolidated revenue and overall profitability. Because of the completion of the integration of McDATA’s service business, the Company is operating in two distinct reporting segments, one for products and the other for services. The products segment consists of hardware and software products. The services segment consists of break/fix maintenance, extended warranty, installation, consulting, network management, related software maintenance and support revenue, and telecommunications services.
     Financial decisions and the allocation of resources are based on the information from the Company’s management reporting system. At this point in time, the Company does not track all of its assets by operating segments. Consequently, it is not practical to show assets by operating segments.
     Summarized financial information by operating segment for the three and six months ended April 28, 2007 and April 29, 2006, based on the internal management system is as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 28,	April 29,	April 28,	April 29,
	2007	2006	2007	2006
Revenue
Product	$300,438	$168,668	$507,654	$325,968
Service	44,830	14,074	61,771	26,856

Total	345,268	182,742	569,425	352,824

Cost of Revenue
Product	140,980	69,119	213,292	130,989
Service	33,440	8,479	43,918	15,990

Total	174,420	77,598	257,210	146,979
Gross margin
Product	159,458	99,549	294,362	194,979
Service	11,390	5,595	17,853	10,866

Total	$170,848	$105,144	$312,215	$205,845
10. Net Income per Share
     The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 28,	April 29,	April 28,	April 29,
	2007	2006	2007	2006
Net income	$843	$13,513	$34,162	$23,173

Basic and diluted net income per share:
Weighted-average shares of common stock outstanding	398,738	272,474	336,957	271,905
Less: Weighted-average shares of common stock subject to repurchase	(3,164)	(1,910)	(2,742)	(1,923)

Weighted-average shares used in computing basic net income per share	395,574	270,564	334,215	269,982
Dilutive effect of common share equivalents	16,415	3,829	14,348	3,265

Weighted-average shares used in computing diluted net income per share	411,989	274,393	348,563	273,247

Basic net income per share	$0.00	$0.05	$0.10	$0.09

Diluted net income per share	$0.00	$0.05	$0.10	$0.08

     For the three months ended April 28, 2007 and April 29, 2006, potential common shares in the form of stock options to purchase 12.4 million and 30.0 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share. For the six months ended April 28, 2007 and April 29, 2006, potential common shares in the form of stock options to purchase 3.1 million and 36.3 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share. For both the three months and the six months ended April 28, 2007 and April 29, 2006, potential common shares resulting from the potential conversion, on a weighted average basis, of the Company’s convertible subordinated debt of 6.5 million and 6.4 million common shares were antidilutive and therefore not included in the computation of diluted earnings per share for that period. No dilutive effect has been included for the share options sold in relation to the convertible subordinated debt because of their anti-dilutive impact.
11. Acquisitions
McData Corporation
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
     Pursuant to the terms of the Merger Agreement, each outstanding share of Class A and Class B common stock of McDATA was converted into the right to receive 0.75 shares of the Company’s common stock. Additionally, each outstanding option to purchase McDATA Class A or Class B common stock was assumed by the Company and now represents an option to acquire shares of common stock of the Company, subject to the applicable conversion ratio, on the terms and conditions set forth in the Merger Agreement. Based on Brocade’s closing stock price on January 26, 2007, the transaction is valued at approximately $658.9 million.

     The results of operations of McData are included in the accompanying Condensed Consolidated Statement of Income from the date of the acquisition. The Company considers the acquisition of McData to be material to its results of operations, and therefore is presenting pro forma statements of income for the three and six months ended April 29, 2006 and April 28, 2007,
     The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of McData occurred at the beginning of each of the periods presented. The pro forma financial information (in thousands) , except per share information, is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place at the beginning of each of the periods presented, nor is it indicative of future operating results:

	Three Months Ended		Six Months Ended
	April 28,	April 29,	April 28,	April 29,
	2007	2006	2007(1)	2006
Total Revenue	$345,268	$351,054	$725,513	$689,641
Pretax income	17,570	3,662	17,103	1,018
Net Income	843	(5,213)	(13,640)	(11,775)
Basic earnings per share	$0.00	$(0.01)	$(0.02)	$(0.03)

(1)	The results of operations include Brocade’s results for the six months ended April 28, 2007 and McDATA’s historical results for the three months ended October 31, 2006, including amortization related to fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the McDATA acquisition date of January 29, 2007.
     The total purchase price was $658.9 million. The purchase price included direct acquisition costs of $23.4 million.
     In connection with this acquisition, the Company allocated the total purchase consideration to the net assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date, resulting in goodwill of approximately $370.3 million which is not expected to be deductible for income tax purposes. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired (in thousands):

Assets acquired:
Cash and cash equivalents	$147,407
Short term investments	78,315
Accounts receivable, net	108,426
Inventory, net	12,559
Fixed assets, net	90,015
Identifiable intangible assets
Tradename	10,341
Core/Developed technology	147,191
Customer relationships	157,501
Goodwill	370,296
Other assets	112,887

Total assets acquired	1,234,938
Liabilities assumed:
Debt assumed	282,050
Other liabilities	293,971
Total liabilities assumed	576,021

Net assets acquired	$658,917

Silverback Systems, Inc.
     On January 5, 2007, the Company completed its acquisition of Silverback Systems, Inc. (“Silverback”), a privately held provider of network acceleration technology headquartered in Campbell, California. This acquisition enables the Company to provide communications solutions for SAN networks.
     The results of operations of Silverback are included in the accompanying Condensed Consolidated Statement of Income from the date of the acquisition. The Company does not consider the acquisition of Silverback to be material to its results of operations, and therefore is not presenting pro forma statements of income for the three months ended April 28, 2007.
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

     Additionally, for the three months ended April 28, 2007, the Company recorded total acquisition-related retention and bonus compensation expense of $3.8 million. Of that amount, $2.9 million was related to the acquisition of McDATA, $0.5 million was related to the acquisition of NuView, Inc. in March 2006 and $0.4 million was related to the acquisition of Silverback in January 2007.
12. Goodwill and Intangible Assets
     The Company’s carrying value of goodwill as of April 28, 2007 consisted of the following (in thousands):

Balance at October 28, 2006	$41,013
Silverback acquisition	8,395
McDATA acquisition	370,296

Balance at April 28, 2007	$419,704

     The Company amortizes intangible assets over a useful life ranging from 6 months to 7 years. Intangible assets as of April 28, 2007 consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Tradename	$11,104	$940	$10,164
Core/Developed technology	154,342	11,328	143,014
Customer relationships	165,418	6,908	158,510
Non-compete agreements	349	77	272
Backlog	68	52	16

Total intangible assets	$331,281	$19,305	$311,976

     The Company had no unamortized intangible assets as of April 28, 2006. For the three months ended April 28, 2007, total amortization expense related to intangible assets of $11.3 million is included in cost of revenues and $8.0 million is included in operating expenses in the Condensed Consolidated Statement of Income. The following table presents the estimated future amortization of intangible assets (in thousands):

Future
Estimated
Fiscal Years	Amortization
2007 (1)	$38,489
2008	67,775
2009	64,600
2010	51,748
2011	41,748
2012	28,393
2013	16,070
2014	3,153

Total	$311,976

(1)	Reflects the remaining 6 months of fiscal 2007.
13. Supplemental Guarantor Information
     Effective upon the consummation of the merger with McDATA, the Company fully and unconditionally guaranteed, and became a co-obligor, in the $172.5 million outstanding 2.25% Convertible Subordinated Notes due February 15, 2010, previously issued by McData.
     The following condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the condensed consolidated financial statements. Investments in our subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, Issuer of Notes, and all of its subsidiaries are reflected in the eliminations column.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended April 28, 2007
(In thousands, except per share amounts)
(Unaudited)

	Parent	Issuer of	Subsidiaries
	Guarantor	Notes	Non Guarantors	Eliminations	Consolidated
Net revenues	$145,130	$74,813	$130,432	$(5,107)	$345,268
Cost of revenues	82,271	49,345	47,912	(5,106)	174,420

Gross margin	62,859	25,468	82,521	(1)	170,848
Operating expenses:
Research and development	6,633	3,996	47,674	—	58,303
Sales and marketing	38,902	(4,990)	25,452	—	59,364
General and administrative	9,915	527	3,128	—	13,570
Legal fees associated with indemnification obligations, defense, and other related costs	15,234	—	—	—	15,234
Acquisition and integration costs	4,544	—	3,020	—	7,564
Provision for SEC settlement	—	—	—	—	—
Amortization of intangible assets	671	7,305	—	—	7,977

Total operating expenses	$75,898	$6,838	$79,275	$—	$162,012

Income from operations	(13,040)	18,630	3,247	(1)	8,836
Interest and other income, net	8,294	(366)	5,956	(3,098)	10,788
Interest expense	—	(1,623)	(431)	—	(2,054)

Income before provision for income taxes	(4,746)	16,642	8,773	(3,099)	17,570
Income tax provision	16,027	2	697	—	16,727

Net income (loss)	$(20,773)	$16,640	$8,075	$(3,099)	$843

(1)	In conjunction with the guarantee of McDATA Corporation (formerly known as McDATA) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of Brocade or the former McDATA on either a pre-merger or stand-alone basis.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended April 28, 2007
(In thousands, except per share amounts)
(Unaudited)

	Parent	Issuer of	Subsidiaries
	Guarantor	Notes	Non Guarantors	Eliminations	Consolidated
Net revenues	$275,150	$74,813	$230,803	$(11,341)	$569,425
Cost of revenues	142,253	49,344	76,953	(11,340)	257,210

Gross margin	132,897	36,378	153,849	(1)	312,215
Operating expenses:
Research and development	48,578	3,996	48,120	—	100,694
Sales and marketing	65,652	(4,990)	37.289	—	97,951
General and administrative	16,158	527	4,290	—	20,975
Legal fees associated, defense, with indemnification obligations and other related costs	20,462	—	—	—	20,462
Acquisition and integration costs	11,977	—	3,020	—	14,997
Provision for SEC settlement	—	—	—	—	—
Amortization of intangible assets	1,580	7,306	—	—	8,887
Facilities lease losses	—	—	—	—	—

Total operating expenses	$164,408	$6,839	$92,719	$—	$263,966

Income from operations	(31,511)	18,630	61,130	(1)	48,249
Interest and other income, net	14,545	(366)	7,163	(3,098)	18,244
Interest expense	(3)	(1,623)	(432)	—	2,058

Income before provision for income taxes	(16,972)	16,642	67,862	(3,099)	64,435
Income tax provision	23,459	2	6,812	—	30,273

Net income (loss)	$(40,430)	$16,640	$61,049	$(3,099)	$34,162

(1)	In conjunction with the guarantee of McDATA Corporation (formerly known as McDATA) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of Brocade or the former McDATA on either a pre-merger or stand-alone basis.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended April 28, 2006
(In thousands, except per share amounts)
(Unaudited)

	Parent	Issuer of	Subsidiaries
	Guarantor	Notes	Non Guarantors	Eliminations	Consolidated
Net revenues	$119,320	$—	$66,134	$(2,712)	$182,742
Cost of revenues	60,243	—	20,067	(2,712)	77,598

Gross margin	59,077	—	46,067	—	105,144
Operating expenses:
Research and development	10,486	—	30,239	—	40,725
Sales and marketing	24,172	—	10,141	—	34,313
General and administrative	6,399	—	897	—	7,296
Legal fees associated with indemnification obligations, defense, and other related costs	3,160	—		—	3,160
Acquisition and integration costs	—	—	—	—	—
Provision for SEC settlement	—	—	—	—	—
Amortization of intangible assets	518	—	—	—	518
Facilities lease losses	3,775	—	—	—	3,775

Total operating expenses	48,510	—	41,277	—	89,787
Income from operations	10,567	—	4,790	—	15,357
Interest and other income, net	6,360	—	846	—	7,206
Interest expense	(1,837)	—	(1)	—	(1,838)

Income before provision for income taxes	15,089	—	5,636	—	20,725
Income tax provision	7,046	—	166	—	7,212

Net income (loss)	$8,043	$	$5,470	$—	$13,513

(1)	In conjunction with the guarantee of McDATA Corporation (formerly known as McDATA) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of Brocade or the former McDATA on either a pre-merger or stand-alone basis.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended April 28, 2006
(In thousands, except per share amounts)
(Unaudited)

	Parent	Issuer of	Subsidiaries
	Guarantor	Notes	Non Guarantors	Eliminations	Consolidated
Net revenues	$223,263	$—	$137,740	$(8,179)	$352,824
Cost of revenues	112,171	—	42,987	(8,179)	146,979

Gross margin	111,092	—	94,753	—	205,845
Operating expenses:
Research and development	$48,977	$—	$30,490	$—	$79,467
Sales and marketing	45,501	—	19,680	—	65,181
General and administrative	13,344	—	1,753	—	15,097

Legal fees associated with indemnification obligations, defense, and other related costs	7,189	—	—	—	7,189

Acquisition and integration costs	—	—	—	—	—

Provision for SEC settlement	7,000	—	—	—	7,000

Amortization of intangible assets	518	—	—	—	518

Facilities lease losses	3,775	—	—	—	3,775

Total operating expenses	$126,303	$—	$51,924	$—	$178,227
Income from operations	(15,211)	—	42,829	—	27,618
Interest and other income, net	13,033	—	1,203	—	14,236
Interest expense	(3,610)	—	(5)	—	(3,615)
Income before provision for income taxes	(5,790)	—	44,029	—	38,239

Income tax provision	10,606	—	4,460	—	15,066

Net income (loss)	$(16,396)	$—	$39,569	$—	$23,173

(1)	In conjunction with the guarantee of McDATA Corporation (formerly known as McDATA) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of Brocade or the former McDATA on either a pre-merger or stand-alone basis.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of April 28, 2007
(In thousands, except par value)
(Unaudited)

	Parent	Issuer of	Subsidiaries
	Guarantor	Notes	Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$236,070	$3,857	$123,911	$—	$363,838
Short-term investments	339,866	31,832	19,996	—	391,694

Total cash, cash equivalents and short-term investments	575,936	35,689	143,907	—	755,532
Accounts receivable, net	44,504	54,106	52,620	365	151,595
Inventories	4,446	12,479	10,515	(1,034)	26,406
Prepaid expenses and other current assets	34,683	1,461	10,660	(116)	46,687

Total current assets	$659,568	$103,734	$217,703	$(785)	$980,220
Long-term investments	73,178	—	7,803	—	80,981
Property and equipment, net	110,555	75,014	15,015	719	201,303
Goodwill	49,408	286,567	83,729	—	419,704
Intangible assets, net	15,141	250,233	45,766	836	311,976
Other assets	2,018	19,667	18,672	(10,986)	29,370

Total assets	$909,868	$735,213	$388,687	$(10,216)	$2,023,552
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,008	$10,098	$10,691	$—	$77,797
Intercompany accounts payable, net	119,603	127,100	(71,844)	(174,859)	—
Accrued employee compensation	66,769	13,409	11,707	—	91,885
Deferred revenue	29,692	(10,331)	68,344	—	87,705
Current liabilities associated with lease losses	4,391	9,552	—	—	13,943
Other accrued liabilities	93,798	81,782	25,569	699	201,848

Total current liabilities	$371,261	$231,610	$44,467	$(174,160)	$473,178
Convertible subordinated debt	—	161,970	—	—	161,970
Non-current liabilities associated with lease losses	9,571	16,783	—	—	26,354
Non-current deferred revenue	9,586	1,475	27,220	—	38,283
Other non-current liabilities	132	(9,038)	10,419	—	1,513

Total liabilities	$390,550	$402,800	$82,106	$(174,160)	$701,296

Total stockholders’ equity	519,318	332,413	306,581	163,944	1,322,256

Total liabilities and stockholders’ equity	$909,868	$735,213	$388,687	$(10,216)	$2,023,552

(1)	In conjunction with the guarantee of McDATA Corporation (formerly known as McDATA) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of Brocade or the former McDATA on either a pre-merger or stand-alone basis.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of October 28, 2006
(In thousands, except par value)
(Unaudited)

	Parent	Issuer of	Subsidiaries
	Guarantor	Notes	Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$195,493	$—	$78,875	$—	$274,368
Short-term investments	248,541	—	19,153	—	267,694

Total cash, cash equivalents and short-term investments	444,034	—	98,028	—	542,062
Accounts receivable, net	60,055	—	38,339	—	98,394
Inventories	6,481	—	2,487	—	8,968
Prepaid expenses and other current assets	40,615	—	2,750	—	43,365

Total current assets	551,185	—	141,604	—	692,789
Long-term investments	36,234	—	4,258	—	40,492
Property and equipment, net	99,282	—	5,017	—	104,299

Goodwill	41,013	—	—	—	41,013
Intangible assets, net	15,465	—	—	—	15,465
Other assets	2,522	—	4,138	—	6,660

Total assets	$745,701	$—	$155,017	$—	$900,718
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$49,796	$—	$6,945	$—	$56,741
Intercompany accounts payable, net	(24,768)	—	24,768	—	—
Accrued employee compensation	59,377	—	3,465	—	62,842
Deferred revenue	29,900	—	22,151	—	52,051
Current liabilities associated with lease losses	4,931	—		—	4,931
Other accrued liabilities	76,840	—	11,151	—	87,991

Total current liabilities	196,076	—	68,480	—	264,556
Non-current liabilities associated with lease losses	11,105	—	—	—	11,105
Non-current deferred revenue	5,070	—	3,757	—	8,827

Total liabilities	212,251	—	72,237	—	284,488

Total stockholders’ equity	533,450	—	82,780	—	616,230

Total liabilities and stockholders’ equity	$745,701	$—	$155,017	$—	$900,718

(1)	In conjunction with the guarantee of McDATA Corporation (formerly known as McDATA) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of Brocade or the former McDATA on either a pre-merger or stand-alone basis.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months End April 28, 2007
(In thousands)
(Unaudited)

	Parent	Issuer of	Subsidiaries
	Guarantor	Notes	Non Guarantors	Consolidated
Cash flows from operating activities:	46,493	62,476	(29,396)	79,573
Cash flows from investing activities:
Purchases of property and equipment	(25,575)	(409)	(1,603)	(27,587)
Purchases of short-term investments	(248,116)	(24,485)	(18,289)	(290,890)
Proceeds from maturities and sale of short-term investments	210,745	145,789	21,298	377,832
Purchases of long-term investments	(83,107)	—	(8,694)	(91,801)

Proceeds from maturities and sale of long-term investments	6,252	(461)	56	5,847

Cash paid in connection with acquisitions, net of cash acquired	(7,705)	—		(7,705)

Cash acquired on merger with McDATA	—	130,829	16,578	147,407

Increase/decrease in restricted cash	—	(6,583)	12,422	5,839

Net cash used in investing activities	(147,506)	244,680	21,767	118,942
Cash flows from financing activities:
Excess tax benefit from employee stock plans	161	—	—	161

Proceeds from issuance of common stock, net	65,375	10,325	0	75,700
Redemption of outstanding convertible debt			(124,185)	(124,185)
Common stock repurchase program	(59,874)	—	—	(59,874)
Intercompany activity	123,017	(312,948)	189,931	—

Net cash provided by financing activities	128,680	(302,798)	65,214	(108,904)
Effect of exchange rate fluctuations on cash and cash equivalents	(12,910)	4,358	8,407	(145)
Net increase (decrease) in cash and cash equivalents	40,577	3,857	45,036	89,470
Cash and cash equivalents, beginning of period	195,493	—	78,875	274,368
Cash and cash equivalents, end of period	236,070	3,857	123,911	363,838
See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months End April 28, 2006
(In thousands)
(Unaudited)

	Parent	Issuer of	Subsidiaries
	Guarantor	Notes	Non Guarantors	Consolidated
Cash flows from operating activities:	$52,068	—	$35,656	$87,694
Cash flows from investing activities:
Purchases of property and equipment	(14,419)	—	(1,054)	(15,473)
Purchases of short-term investments	(138,134)	—	—	(138,184)
Proceeds from maturities and sale of short-term investments	135,484	—	—	135,484
Purchases of long-term investments	(12,568)	—	—	(12,568)
Proceeds from maturities and sale of long-term investments		—	—
Purchases of restricted short-term investments	(3,309)	—	—	(3,309)
Proceeds from the maturities of restricted short-term investments	2,909)	—	—	2,909
Purchases of non-marketable minority equity investments	(4,575)	—	—	(4,575)
Cash paid in connection with acquisitions, net of cash acquired	(59,887)	—	—	(59,887)

Net cash used in investing activities	$(94,549)	—	$(1,054)	$(95,603)

Cash flows from financing activities:
Excess tax benefit from employee stock plans	6,587	—	—	6,587
Common stock repurchase program	(14,930)	—	—	(14,930)
Proceeds from issuance of common stock, net	15,162	—	—	15,162

Net cash provided by financing activities	$6,819	—	$—	$6,819

Effect of exchange rate fluctuations on cash and cash equivalents	$33	—	$65	$98

Net increase (decrease) in cash and cash equivalents	$(35,945)	$—	$34,953	$(992)

Cash and cash equivalents, beginning of period	$306,789	$—	$63,084	$369,873

Cash and cash equivalents, end of period	$271,155	$—	$97,726	$368,881

See accompanying notes to condensed consolidated financial statements.
14. Subsequent Events
     On May 16, 2005, Brocade announced that the SEC at that time was conducting an investigation regarding Brocade’s historical stock option granting processes. Brocade has been cooperating with the SEC and DOJ. During the first quarter of fiscal 2006, Brocade began active settlement discussions with the Staff of the SEC’s Division of Enforcement, or the Staff, regarding its financial restatements related to stock option accounting. As a result of settlement discussions with the Staff of the SEC’s Division of Enforcement, for the three months ended January 28, 2006, Brocade recorded a $7.0 million provision for estimated settlement expense. The $7.0 million estimated settlement expense was based on an offer of settlement that Brocade made to the Staff and was subject to final approval by the SEC’s Commissioners. On May 31, 2007, the offer of settlement was approved by the SEC’s Commissioners.

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
Results of Operations
     The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues except for cost of revenues and gross margin which are indicated as a percentage of segment net revenues:

	Three months ended		Six months ended
	April 28,	April 29,	April 28,	April 29,
	2007	2006	2007	2006
Product	87.0%	92.3%	89.2%	92.4%
Service	13.0	7.7	10.8	7.6

Net Revenues	100.0	100.0	100.0	100.0
Product	46.9	41.0	42.0	40.2
Service	74.6	60.2	71.1	59.4
Cost of revenues	50.5	42.5	45.2	41.7

Product	53.1	59.0	58.0	59.8
Service	25.4	39.8	28.9	40.5
Gross margin	49.5	57.5	54.8	58.3

Operating expenses:
Research and development	16.9	22.3	17.7	22.5
Sales and marketing	17.2	18.8	17.2	18.5
General and administrative	3.9	4.0	3.7	4.3
Legal fees associated with indemnification obligations, defense, and other related costs	4.4	1.7	3.6	2.0
Acquisition and integration costs	2.2	—	2.6	—
Provision for SEC settlement	—	—	—	2.0
Amortization of intangible assets	2.3	0.3	1.6	0.1
Facilities lease loss	—	2.1	—	1.1

Total operating expenses	46.9	49.1	46.4	50.5

Income from operations	2.6	8.4	8.5	7.8
Interest and other income, net	3.1	3.9	3.2	4.0
Interest expense	(0.6)	(1.0)	(0.4)	(1.0)

Income before provision for income taxes	5.1	11.3	11.3	10.8
Income tax provision	4.8	3.9	5.3	4.3

Net income	0.2%	7.4%	6.0%	6.6%

     Revenues. Our revenues are derived primarily from sales of our family of SAN products and our service and support offerings related to those products. Our fabric switches and directors, which range in size from 8 ports to 512 ports, connect servers and storage devices creating a SAN.
     Our total net revenues for the three months ended April 28, 2007 and April 29, 2006 were as follows (in thousands):

	Three Months Ended
	April 28,	% of Net	April 29,	% of Net	Increase/	%
	2007	Revenue	2006	Revenue	(Decrease)	Change
Product	$300,438	87%	$168,668	92%	$131,770	78%
Services	44,830	13%	14,074	8%	30,756	219%

Total Net Revenue	$345,268	100%	$182,742	100%	$162,526	89%
     The increase in net revenues for the three months ended April 28, 2007 as compared with net revenues for the three months ended April 28, 2006 reflects growth in both product and services offerings. The increase in product revenues for the period reflected a 123 percent increase in the number of ports shipped, due in part to the McDATA acquisition, partially offset by a 20 percent decline in average selling price per port. The increase in service revenues reflects the expansion of our installed base as a result of the McDATA acquisition.
     Our total net revenues for the six months ended April 28, 2007 and April 29, 2006 were as follows (in thousands):

	Six Months Ended
	April 28,	% of Net	April 29,	% of Net	Increase/	%
	2007	Revenue	2006	Revenue	(Decrease)	Change
Product	$507,654	89%	$325,968	92%	$181,686	56%
Services	61,771	11%	26,856	8%	34,915	130%

Total Net Revenue	$569,425	100%	$352,824	100%	$216,601	61%
     The increase in net revenues for the six months ended April 28, 2007 as compared with net revenues for the six months ended April 28, 2006 reflects growth in both product and services offerings. The increase in product revenues for the period reflected an 88 percent increase in the number of ports shipped, partially offset by a 17 percent decline in average selling price per port. The increase in service revenues reflects the expansion of our installed base as a result of the McDATA acquisition.
     For both the three and six months ended April 28, 2007, the declines in average selling prices are the result of a continuing competitive pricing environment and change in product mix. We believe the increase in the number of ports shipped reflects higher demand for our products due to expansion of our installed base as a result of the McDATA acquisition and higher demand as end-users continue to consolidate storage and servers infrastructures using SANs, expand SANs to support more applications, and deploy SANs in new environments.
     Going forward, we expect the number of ports shipped to fluctuate depending on the demand for our existing and recently introduced products as well as the timing of product transitions by our OEM customers. We also expect that average selling prices per port will likely decline at rates consistent with or slightly below historical rates, unless they are adversely affected by accelerated pricing pressures, new product introductions by us or our competitors, or other factors that may be beyond our control. We expect quarterly fluctuations in revenue to be consistent with historic seasonal trends. Historically, our third fiscal quarter is consistent with, or slightly below, our second fiscal quarter and down from a seasonally strong first fiscal quarter, reflecting a typically slower growth period.
     Our total net revenues by geographical area for the three months ended April 28, 2007 and April 29, 2006 were as follows (in thousands):

	Three Months Ended
	April 28,	% of Net	April 29,	% of Net	Increase/	%
	2007	Revenue	2006	Revenue	(Decrease)	Change
Domestic	$225,162	65%	$115,106	63%	$110,056	96%
International	120,106	35%	67,636	37%	52,470	78%

Total Net Revenue	$345,268	100%	$182,742	100%	$162,526	89%
     From a geographical perspective, our total net revenues for the six months ended April 28, 2007 and April 29, 2006 were as follows (in thousands):

	Six Months Ended
	April 28,	% of Net	April 29,	% of Net	Increase/	%
	2007	Revenue	2006	Revenue	(Decrease)	Change
Domestic	$358,346	63%	$223,137	63%	$135,209	61%
International	211,079	37%	129,687	37%	81,392	63%

Total Net Revenue	$569,425	100%	$352,824	100%	$216,601	61%
     Historically, domestic revenues have been between 60 percent and 75 percent of total revenues. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. For the three months ended April 28, 2007 as compared to the three months ended April 29, 2006, international revenues have decreased as a percentage of revenue primarily as a result of faster growth in the North America region relative to Europe. For the six months ended April 28, 2007 as compared to the six months ended April 29, 2006, the mix between Domestic and International revenues are unchanged. Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM customers, but we believe international revenue is a larger percent of our revenue than the attributed revenues may indicate.

     A significant portion of our revenue is concentrated among a relatively small number of OEM customers. For the three months ended April 28, 2007, three customers each represented ten percent or more of our total revenues for a combined total of 67 percent of our total revenues. For the three months ended April 29, 2006, three customers each represented ten percent or more of our total revenues for combined total of 70 percent of total revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM customers. Therefore, the loss of, or a decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers could seriously harm our financial condition and results of operations.
     Cost of Goods Sold. Cost of goods sold consists of product costs, which typically vary with volume and manufacturing operations costs, which do not change directly with volume.
     Cost of goods sold for the three months ended April 28, 2007 and April 29, 2006 were as follows (in thousands):

	Three Months Ended
	April 28,	% of Net	April 29,	% of Net	Increase/	% Points
	2007	Revenue	2006	Revenue	(Decrease)	Change
Product	$140,980	47%	$69,119	41%	$71,861	6%
Services	33,440	75%	8,479	60%	24,961	15%

Total Cost of Goods Sold	$174,420	51%	$77,598	42%	$96,822	9%
     Gross margin for the three months ended April 28, 2007 was 49.5 percent, a decrease of 8.0 percent from 57.5 percent for the three months ended April 29, 2006. For the three months ended April 28, 2007, product costs relative to net revenues decreased by 0.1 percent as compared to the three months ended April 29, 2006 as declines in average selling price were matched by declines in product costs in part due to an increase in the volume of shipments. Manufacturing operation costs and service operation costs increased by 5.0 percent relative to net revenues primarily due to increased headcount as the service and support organizations were expanded as a result of the McDATA acquisition as well as increased engineering charges as products transitioned into sustaining engineering from development. Amortization of intangibles increased to $11.3 million as a result of the McDATA acquisition.
     Cost of goods sold for the six months ended April 28, 2007 and April 29, 2006 were as follows (in thousands):

	Six Months Ended
	April 28,	% of Net	April 29,	% of Net	Increase/	% Points
	2007	Revenue	2006	Revenue	(Decrease)	Change
Product	$213,292	42%	$130,989	40%	$82,303	2%
Services	43,918	71%	15,990	60%	24,961	11%

Total Cost of Goods Sold	$257,210	45%	$146,979	42%	$110,231	3%
     Gross margin for the six months ended April 28, 2007 was 54.8 percent, a decrease of 3.5 percent from 58.3 percent for the six months ended April 29, 2006. For the six months ended April 28, 2007, product costs relative to net revenues decreased by 1.1 percent as compared to the six months ended April 29, 2006 as declines in average selling price were less than declines in product costs in part due to an increase in the volume of shipments. Manufacturing operation costs and service operation costs increased by 2.9 percent relative to net revenues primarily due to increased headcount as the service and support organizations were expanded as a result of the McDATA acquisition as well as increased engineering charges as products transitioned into sustaining engineering from development. Amortization of intangibles increased to $11.3 million as a result of the McDATA acquisition.
     Gross margin is primarily affected by average selling price per port, number of ports shipped, and cost of goods sold. As described above, we expect that average selling prices per port for our products will continue to decline at rates consistent with, or slightly below, historical rates, unless they are further affected by accelerated pricing pressures, new product introductions by us or our competitors, or other factors that may be beyond our control. We believe that we have the ability to partially mitigate the effect of declines in average selling price per port on gross margins through our product and manufacturing operations cost reductions. However, the average selling price per port could decline at a faster pace than we anticipate. If this dynamic occurs, we may not be able to reduce our costs fast enough to prevent a decline in our gross margins. In addition, we must also maintain or increase the current volume of ports shipped to maintain our current gross margins. If we are unable to offset future reductions of average selling price per port with reductions in product and manufacturing operations costs, or if as a result of future reductions in average selling price per port our revenues do not grow, our gross margins would be negatively affected.

     We recently introduced several new products and expect to introduce additional new products in the near future. As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, and provide sufficient supplies of new products to meet customer demands. Our gross margins would likely be adversely affected if we fail to successfully manage the introductions of these new products. However, we currently anticipate that fluctuations in cost of goods sold related expenses will be consistent with fluctuations in revenue.
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
     Research and development expenses for the three months ended April 28, 2007 and April 29, 2006 were as follows (in thousands):

April 28,	% of Net	April 29,	% of Net	% Points
2007	Revenue	2006	Revenue	Change
$58,303	17%	$40,725	22%	(5)%
     For the three months ended April 28, 2007 as compared to the three months ended April 29, 2006, R&D expenses increased by $17.6 million, or 43 percent. This increase is primarily due to a $14.2 million increase in salaries and headcount related costs as a result of the Silverback and McDATA acquisitions, $4.2 million in additional outside service related expenses resulting from growth in product development and new product introductions, a $6.4 million increase in equipment and facilities costs, offset by a decrease of $7.1 million related to more products transitioned into sustaining engineering from development.
     Research and development expenses for the six months ended April 28, 2007 and April 29, 2006 were as follows (in thousands):

April 28,	% of Net	April 29,	% of Net	% Points
2007	Revenue	2006	Revenue	Change
$100,694	18%	$79,467	23%	(5)%
     For the six months ended April 28, 2007 as compared to the six months ended April 29, 2006, R&D expenses increased by $21.1 million, or 27 percent. This increase is primarily due to a $19.5 million increase in salaries and headcount related costs as a result of the McDATA and Silverback acquisitions, $5.3 million additional outside service related expenses resulting from growth in product development and new product introductions, a $8.4 million increase in equipment and facilities costs, offset by a decrease of $11.2 million related to more products transitioned into sustaining engineering from development.
     We currently anticipate that R&D expenses for the three months ending July 28, 2007 will be consistent with the three months ended April 28, 2007.
     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses.
     Sales and marketing expenses for the three months ended April 28, 2007 and April 29, 2006 were as follows (in thousands):

April 28,	% of Net	April 29,	% of Net	% Points
2007	Revenue	2006	Revenue	Change
$59,364	17%	$34,313	19%	(2)%
     For the three months ended April 28, 2007 as compared to the three months ended April 29, 2006, sales and marketing expenses increased by $25.1 million, or 73 percent. This increase is primarily due to the McDATA acquisition including; a $17.1 million increase in salaries and headcount related expenses, a $2.0 million increase in outside services, a $2.0 million increase in travel expenses and a $3.3 million increase in IT and facilities expenses.

     Sales and marketing expenses for the six months ended April 28, 2007 and April 29, 2006 were as follows (in thousands):

April 28,	% of Net	April 29,	% of Net	% Points
2007	Revenue	2006	Revenue	Change
$97,951	17%	$65,181	18%	(1)%
     For the six months ended April 28, 2007 as compared to the six months ended April 29, 2006, sales and marketing expenses increased by $32.8 million, or 50 percent. This increase is primarily due to the McDATA acquisition including; a $21.1 million increase in salaries and headcount related expenses, a $2.5 million increase in outside services, a $1.9 increase in marketing, a $1.4 million increase in travel expenses and a $3.5 million increase in IT and facilities expenses.
     We currently anticipate that sales and marketing expenses for the three months ended July 28, 2007 will be consistent with the three months ended April 28, 2007.
     General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses.
     General and administrative expenses for the three months ended April 28, 2007 and April 29, 2006 were as follows (in thousands):

April 28,	% of Net	April 29,	% of Net	% Points
2007	Revenue	2006	Revenue	Change
$13,570	4%	$7,296	4%	—%
     G&A expenses for the three months ended April 28, 2007 as compared to the three months ended April 29, 2006, increased by $6.3 million, or 86 percent. The increase in G&A is primarily due to the McDATA acquisition and reflects a $6.3 million increase in salaries and headcount related expenses, a $4.0 million increase in outside services and consulting, a $6.4 million increase in equipment and facilities costs, offset by a decrease of $13.7 million in facilities and IT costs allocated to other functional groups.
     General and administrative expenses for the six months ended April 28, 2007 and April 29, 2006 were as follows (in thousands):

April 28,	% of Net	April 29,	% of Net	% Points
2007	Revenue	2006	Revenue	Change
$20,975	4%	$15,097	4%	—%
     G&A expenses for the six months ended April 28, 2007 as compared to the six months ended April 29, 2006, increased by $5.9 million, or 39 percent. The increase in G&A is primarily due to the McDATA acquisition and reflects a $7.7 million increase in salaries and headcount related expenses, a $4.1 million increase in outside services and consulting, a $7.0 million increase in equipment and facilities costs, offset by a decrease of $16.5 million in facilities and IT costs allocated to other functional groups.
     We currently anticipate that G&A expenses for the three months ending July 28, 2007 will be consistent with the three months ended April 28, 2007.
     Legal fees associated with indemnification obligations, defense, and other related costs. These expenses consist of professional legal and accounting service fees for various matters, including applicable indemnification obligations, defense of the Company in legal proceedings, the completed internal reviews and the ongoing SEC and Department of Justice (“DOJ”) joint investigations.
     Legal fees associated with indemnification obligations, defense, and other related costs for the three months ended April 28, 2007 and April 29, 2006 were as follows (in thousands):

April 28,	% of Net	April 29,	% of Net	% Points
2007	Revenue	2006	Revenue	Change
$15,234	4%	$3,160	2%	2%

     Legal fees associated with indemnification obligations, defense, and other related costs for the six months ended April 28, 2007 and April 29, 2006 were as follows (in thousands):

April 28,	% of Net	April 29,	% of Net	% Points
2007	Revenue	2006	Revenue	Change
$20,462	4%	$7,189	2%	2%
     On January 24, 2005, we announced that our Audit Committee completed an internal review regarding historical stock option granting practices. Following the January 2005 Audit Committee internal review, on May 16, 2005, we announced that additional information had come to our attention that indicated that certain guidelines regarding stock option granting practices were not followed and our Audit Committee had commenced an internal review of our stock option accounting focusing on leaves of absence and transition and advisory roles. This Audit Committee review was completed in November 2005. In connection with the SEC and DOJ joint investigation regarding our historical stock option granting practices, we are obligated to indemnify certain employees for the legal expenses incurred. Fluctuations in legal fees for the three and six months ended April 28, 2007 as compared to the three and six months ended April 29, 2006 are due to the timing of costs incurred. See Note 14 “Subsequent Events” of the Notes to the Condensed Consolidated Financial Statements for details related to the settlement completed with the SEC on May 31, 2007.
     Acquisition and integration costs.
     Acquisition and integration costs for the three months ended April 28, 2007 and April 29, 2006 were as follows (in thousands):

April 28,	% of Net	April 29,	% of Net	% Points
2007	Revenue	2006	Revenue	Change
$7,564	2%	$—	—%	2%
     Acquisition and integration costs for the six months ended April 28, 2007 and April 29, 2006 were as follows (in thousands):

April 28,	% of Net	April 29,	% of Net	% Points
2007	Revenue	2006	Revenue	Change
$14,997	3%	$—	—%	3%
     In connection with our acquisition of McDATA (see Note 11 “Acquisitions”, of the Notes to Condensed Consolidated Financial Statements), we recorded acquisition and integration costs during the three and six months ended April 28, 2007, which consisted primarily of costs incurred for consulting services, other professional fees, and bonuses paid to transitional employees.
     Provision for SEC settlement.
     There was no provision for SEC settlement for the three months ended April 28, 2007 and April 29, 2006.
     Provision for SEC settlement for the six months ended April 28, 2007 and April 29, 2006 was as follows (in thousands):

April 28,	% of Net	April 29,	% of Net	% Points
2007	Revenue	2006	Revenue	Change
$—	—%	$7,000	2%	(2)%
     During the six months ended April 29, 2006, we began active settlement discussions with the Staff of the SEC’s Division of Enforcement (the “Staff”) regarding our financial restatements related to stock option accounting. As a result of these discussions, for the six months ended April 29, 2006, we recorded a $7.0 million provision for an estimated settlement expense. The $7.0 million estimated settlement expense is based on an offer of settlement that the Company made to the Staff and which the Staff intends to recommend to the SEC’s Commissioners. The offer of settlement is contingent upon final approval by the SEC’s Commissioners. No other provision amounts have been recorded in the Condensed Consolidated Financial Statements for the periods presented as the amounts are not reasonably estimable. See Note 14 “Subsequent Events” of the Notes to the Condensed Consolidated Financial Statements for details related to the settlement reached with the Staff on May 31, 2007.

     Amortization of intangible assets.
     Amortization of intangible assets for the three months ended April 28, 2007 and April 29, 2006 was as follows (in thousands):

April 28,	% of Net	April 29,	% of Net	% Point
2007	Revenue	2006	Revenue	Change
$7,977	2%	$518	—%	2%
     Amortization of intangible assets for the six months ended April 28, 2007 and April 29, 2006 was as follows (in thousands):

April 28,	% of Net	April 29,	% of Net	% Point
2007	Revenue	2006	Revenue	Change
$8,887	2%	$518	—%	2%
     During the three and six months ended April 28, 2007, we recorded amortization of intangible assets related to the acquisitions of McDATA, Silverback and NuView. The increase in amortization of intangible assets for the three and six months ended April 28, 2007 as compared to the three and six months ended April 29, 2006 is due to the McDATA acquisition which was completed near the beginning of the three months ended April 28, 2007. We account for intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Intangible assets are recorded based on estimates of fair value at the time of the acquisition and identifiable intangible assets are amortized on a straight line basis over their estimated useful lives (see Note 10: “Goodwill and Identifiable Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements).
     Interest and other income, net.
     Interest and other income, net, for the three months ended April 28, 2007 and April 29, 2006 was as follows (in thousands):

April 28,	% of Net	April 29,	% of Net	% Point
2007	Revenue	2006	Revenue	Change
$10,788	3%	$7,206	4%	(1)%
     Interest and other income, net, for the six months ended April 28, 2007 and April 29, 2006 was as follows (in thousands):

April 28,	% of Net	April 29,	% of Net	% Point
2007	Revenue	2006	Revenue	Change
$18,244	3%	$14,236	4%	(1)%
     For the three and six months ended April 28, 2007 as compared to the three and six months ended April 29, 2006, the increase in interest and other income was primarily related to higher average rates of return due to investment mix and an increase in interest rates, as well as increased average cash, cash equivalent, and short-term and long-term investment balances as a result of the McDATA acquisition.
     Facilities Lease losses.
     Facilities lease losses for the three months ended April 28, 2007 and April 29, 2006 was as follows (in thousands):

April 28,	% of Net	April 29,	% of Net	% Point
2007	Revenue	2006	Revenue	Change
$—	—%	$3,775	0.02%	(100)%
     Interest and other income, net, for the six months ended April 28, 2007 and April 29, 2006 was as follows (in thousands):

April 28,	% of Net	April 29,	% of Net	% Point
2007	Revenue	2006	Revenue	Change
$—	—%	$3,775	0.02%	(100)%
     During the three months ended April 29, 2006, the Company recorded a charge of $3.8 million related to estimated facilities lease losses, net of expected sublease income. This charge represented an estimate based on current market data. As a result, the Company revised certain estimates and assumptions, including those related to estimated sublease rates, estimated time to sublease the facilities, expected future operating costs, and expected future use of the facilities. No charges were recorded during the three and six months ended April 28, 2007.

     Interest expense.
     Interest expense primarily represents the interest cost associated with our convertible subordinated debt.
     Interest expense for the three months ended April 28, 2007 and April 29, 2006 was as follows (in thousands):

April 28,	% of Net	April 29,	% of Net	% Point
2007	Revenue	2006	Revenue	Change
$(2,054)	—%	$(1,838)	(1%)	1%
     The increase in interest expense for the three months ended April 28, 2007 as compared to the three months ended April 29, 2006 was primarily the result of the assumption of debt as a result of the McDATA acquisition.
     Interest expense for the six months ended April 28, 2007 and April 29, 2006 was as follows (in thousands):

April 28,	% of Net	April 29,	% of Net	% Point
2007	Revenue	2006	Revenue	Change
$(2,058)	—%	$(3,615)	(1%)	1%
     The decrease in interest expense for the six months ended April 28, 2007 as compared to the six months ended April 29, 2006 was primarily the result of the outstanding balance of our convertible subordinated debt during the first six months of fiscal year 2006 compared to the outstanding balance and interest rate of our convertible subordinated debt during the first six months of fiscal year 2007. As of April 28, 2007 and April 29, 2006, the fair value of the outstanding balance of our convertible subordinated debt was $162.0 and $278.9 million, respectively.
Provision for income taxes
     Provision for income taxes for the three months ended April 28, 2007 and April 29, 2006 was as follows (in thousands):

April 28,	% of Net	April 29,	% of Net	% Point
2007	Revenue	2006	Revenue	Change
$16,726	5%	$7,212	4%	1%
     Provision for income taxes for the six months ended April 28, 2007 and April 29, 2006 was as follows (in thousands):

April 28,	% of Net	April 29,	% of Net	% Point
2007	Revenue	2006	Revenue	Change
$30,273	5%	$15,066	4%	1%
     For the three and six months ended April 28, 2007, our income tax provision was based on both domestic and international operations. We expect to continue to record an income tax provision for our international and domestic operations in the future. Since we have a full valuation allowance against deferred tax assets which result from U.S. operations, U.S. income tax expense or benefits are offset by releasing or increasing, respectively, the valuation allowance. Our U.S. federal income tax liability is reduced by the utilization of net operating loss and credit carryforwards from prior years such that only alternative minimum tax results. To the extent utilization of net operating losses or credit carryforwards are attributable to McData pre-acquisition operations; the resulting tax benefit is recorded to goodwill. To the extent these carryforwards are fully utilized against future earnings, our U.S. federal effective tax rate is expected to increase. To the extent that international revenues and earnings differ from those historically achieved, a factor largely influenced by the buying behavior of our OEM partners, or unfavorable changes in tax laws and regulations occur, our income tax provision could change.
     Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from variable stock option expenses, net operating losses, tax carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense. SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

     In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction by jurisdiction basis. In determining future taxable income, we are responsible for assumptions utilized including the amount of state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgments about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. The combined Company’s cumulative losses incurred in three of the last four fiscal years represent sufficient negative evidence to require a full valuation allowance. As of April 28, 2007, we had a valuation allowance against the deferred tax assets, which we intend to maintain until sufficient positive evidence exists to support reversal of the valuation allowance. Future reversals or increases to our valuation allowance could have a significant impact on our future earnings.
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
     In November 2005, we were notified by the Internal Revenue Service (“IRS”) that our domestic federal income tax return for the year ended October 25, 2003 was subject to audit. The IRS has issued two Notices of Proposed Adjustment (“NOPAs”) related to the research and development credit which we are contesting. In the second quarter of fiscal year 2007 we received three NOPAs related to transfer pricing. We are currently contesting these three adjustments and we believe we have adequate reserves to cover any potential assessments that may result from the examination.
     In April 2006, we were notified by the Franchise Tax Board (“FTB”) that our California income tax returns for the years ended October 25, 2003 and October 30, 2004 were subject to audit. The FTB Audit is ongoing and we believe our reserves are adequate to cover any potential assessments that may result from the examination.
     Stock compensation expense.
     Stock compensation expense for the three months ended April 28, 2007 and April 29, 2006 was as follows (in thousands):

April 28,	% of Net	April 29,	% of Net	% Point
2007	Revenue	2006	Revenue	Change
$8,005	2%	$7,382	4%	(2)%
     Stock compensation expense for the six months ended April 28, 2007 and April 29, 2006 was as follows (in thousands):

April 28,	% of Net	April 29,	% of Net	% Point
2007	Revenue	2006	Revenue	Change
$14,729	3%	$13,695	4%	(1)%
     Stock compensation expense was included in the following income statement line items for the three and six months ended April 28, 2007 and April 29, 2006 as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Cost of goods sold	$2,595	$2,296	$4,372	$4,136
Research and development	2,371	2,470	4,809	4,688
Sales and marketing	1,954	1,800	3,661	3,249
General and administrative	1,085	816	1,887	1,622

Total stock compensation	$8,005	$7,382	$14,729	$13,695
     Included above is stock compensation arising from stock option grants remeasured at their intrinsic value and subject to change in measurement date. Stock based compensation expense for these options was $0.1 million and $1.8 million for the three months ended April 28, 2007 and April 29, 2006, respectively. Stock based compensation expense for these options was $0.1 million and $2.0 million for the six months ended April 28, 2007 and April 29, 2006, respectively. The stock compensation expense associated with remeasuring awards at their intrinsic value each reporting period will vary significantly as a result of future changes in the market value of our common stock until those options are either exercised or expire unexercised. The change in stock-based compensation for these awards during the three and six months ended April 28, 2007 as compared to the three and six months ended April 29, 2006 is due to a change in market values of our common stock during the reported periods as well as exercise behaviors of the holders of these options.
Liquidity and Capital Resources

	Three Months Ended
	April 28,	January 27,	Increase/
	2007	2007	(Decrease)
		(in thousands)
Cash and cash equivalents	$363,838	$249,807	$114,031
Short-term investments, restricted and unrestricted	391,694	319,331	72,363
Long-term investments	80,980	62,521	18,460

Total	$836,512	$631,659	$204,854

Percentage of total assets	41%	65%
     Cash, cash equivalents, restricted short-term investments, and short-term and long-term investments increased $204.9 million over the balance as of January 27,2007. For the three months and six months ended April 28, 2007, we generated $46.2 million and $79.6 million in cash from operating activities, which significantly exceeded net income for the three and six months ended April 28, 2007 as a result of non-cash items related to depreciation and amortization as well as acquisition related accounts receivable coupled with a high level of collections during the period. Days sales outstanding in receivables for the six months ended April 28, 2007 was 40 days, compared with 38 days for the six months ended April 29, 2006.
     Net cash provided by investing activities for the six months ended April 28, 2007 totaled $118.8 million and was the result of $377.8 million in proceeds resulting from maturities and sales of short-term investments, $147.4 million cash acquired in connection with the McDATA acquisition, offset by purchases of short-term and long-term investments for a total of $290.9 million.
     Net cash used in financing activities for the six months ended April 28, 2007 totaled $108.9 million. Net cash provided by financing activities was primarily the result of the redemption of the acquired CNT convertible debt.
     Net proceeds from the issuance of common stock in connection with employee participation in employee stock programs have historically been a significant component of our liquidity. The extent to which our employees participate in these programs generally increases or decreases based upon changes in the market price of our common stock. As a result, our cash flow resulting from the issuance of common stock in connection with employee participation in employee stock programs will vary. As a result of our voluntary stock options exchange program, which was completed in July 2003, we expect to continue to generate significant cash flow from the issuance of common stock related to employee participation in employee stock programs during fiscal year 2007 unless our future common stock price does not exceed $6.54 per share, which is the exercise price of the stock options granted under the exchange program.
     We have manufacturing agreements with Foxconn, Sanmina and Solectron under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. The required lead-time for placing orders with Foxconn, Sanmina and Solectron depends on the specific product. As of April 28, 2007, our aggregate commitment for inventory components used in the manufacture of Brocade products was $178.9 million, net of purchase commitment reserves of $64.5 million, which we expect to utilize during future normal ongoing operations. Although the purchase orders we place with Foxconn, Sanmina and Solectron are cancelable, the terms of the agreements require us to purchase all inventory components not returnable or usable by, or sold to, other customers of the aforementioned contract manufacturers. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.
     On November 18, 2003, we purchased a previously leased building located near our San Jose headquarters, and issued a $1.0 million guarantee as part of the purchase agreements.

     The following table summarizes our contractual obligations (including interest expense) and commitments as of April 28, 2007 (in thousands):

			Less than						More than
	Total		1 Year		1—3 Years		3—5 Years		5 Years
Contractual Obligations:
Non-cancelable operating leases	115,352	(1)		25,311		47,781		17,882		24,378
Capital leases	2,566			1,989		577		—		—
Purchase commitments, gross	178,947	(2)		178,947		—		—		—

Total contractual obligations	$296,865			$206,247		$48,358		$17,882		$24,378

Other Commitments:
Standby letters of credit	$2,693		$	n/a	$	n/a	$	n/a	$	n/a

Guarantee	$1,015		$	n/a	$	n/a	$	n/a	$	n/a

(1)	Amount excludes contractual sublease income of $8.7 million, which consists of $2.7 million to be received in less than 1 year, $5.3 million to be received in 1 through 3 years, and $0.7 million to be received in 3 to 5 years.

(2)	Amount reflects total gross purchase commitments under our manufacturing agreements with third party contract manufacturers. Of this amount, we have accrued $64.5 million for estimated purchase commitments that we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.
     Share Repurchase Program. On January 29, 2007, the Company announced the authorization of an additional $200 million for stock repurchases, which is in addition to the $52.7 million remaining under the previously announced $100 million stock repurchase program approved by our board of directors on August 2004. The purchases may be made, from time to time, in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. For the three months ended April 28, 2007, we have repurchased 6.3 million shares for an aggregate purchase price of $60 million. As such, $192.9 million remains available for future repurchases under this program.
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
     Intangible assets other than goodwill are amortized over their useful lives, unless these lives are determined to be indefinite. Intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful life of the respective asset. Intangible assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). We perform an impairment test for long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Examples of such events or circumstances include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for our business, significant negative industry or economic trends, and/or a significant decline in the Company’s stock price for a sustained period. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. No intangible asset impairment was recorded for the periods presented.

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
Interest Rate Risk
     Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at five major financial institutions in the United States. As of April 28, 2007, we held an immaterial amount of cash flow derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.
     The following table presents the hypothetical changes in fair values of our investments as of April 28, 2007 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			As of	Given an Interest Rate
	Decrease of X Basis Points			April 28,	Increase of X Basis Points
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2007	50 BPS	100 BPS	150 BPS
U.S. government agencies and municipal obligations	$179,824	$177,753	$175,839	$174,052	$172,461	$170,926	$169,493
Corporate bonds and notes	$256,729	$255,928	$255,135	$254,358	$253,566	$252,788	$252,018

Total	$436,553	$433,681	$430,974	$428,410	$426,027	$423,714	$421,511

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

     The following table (in thousands) presents our cash equivalents, short-term, restricted short-term, and long-term investments subject to interest rate risk and their related weighted average interest rates as of April 28, 2007. Carrying value approximates fair value.

		Weighted
		Average
	Amount	Interest Rate
Cash and cash equivalents	$363,838	4.52%
Short-term investments	391,694	4.84%
Long-term investments	80,981	5.11%

Total	$836,513	4.72%

     Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. The Company has an interest-rate swap agreement which covers $155.3 million of its 2.25% convertible subordinated notes and is set at six-month LIBOR minus 152 basis points. This interest-rate swap agreement has the economic effect of modifying the fixed interest obligation associated with the notes so that the interest payable on the majority of the notes effectively becomes variable. If interest rates on this variable rate debt were to increase or decrease, our annual interest expense would increase or decrease accordingly. This increased or decreased interest expense would be partially offset by the effects of these interest rate changes on our cash and investment portfolio. On April 28, 2007, the approximate bid and ask prices per $100 of our 2.25% Notes were $101.5 and $102.5, respectively, resulting in an aggregate fair value of between $175.1 million and $176.8 million.
     Our common stock is quoted on the Nasdaq National Market under the symbol “BRCD.” On April 27, 2007, the last reported sale price of our common stock on the Nasdaq National Market was $10.12 per share.
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
     (b) Changes in Internal Control Over Financial Reporting.
     There were no changes in our internal controls over financial reporting during the second quarter of fiscal 2007 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     On July 20, 2001, the first of a number of putative class actions for violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Brocade, certain of its officers and directors, and certain of the underwriters for Brocade’s initial public offering of securities. A consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation was filed on April 19, 2002. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in Brocade’s initial public offering and seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against Brocade is being coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases as In Re Initial Public Offering Securities Litigation, 21 MC 92(SAS). In October 2002, the individual defendants were dismissed without prejudice from the action, pursuant to a tolling agreement. On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against Brocade. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including Brocade, was submitted to the Court for approval. On August 31, 2005, the Court granted preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court has yet to issue a ruling on the motion for final approval. The settlement is subject to a number of conditions, including certification of the class and final approval by the Court. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s October 2004 order certifying a class in six test cases (of which Brocade is not one) that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. On January 5, 2007, plaintiffs filed a petition for rehearing en banc by the Second Circuit, which was denied on April 6, 2007.
     McDATA Corporation, Mr. John F. McDonnell, the former Chairman of the board of directors of McDATA, Mrs. Dee J. Perry and Mr. Thomas O. McGimpsey, both former officers of McDATA were named as defendants in purported securities class action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston (CSFB), Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits were filed against McDATA and the individuals. The complaints are identical to numerous other complaints filed against other companies that went public in 1999 and 2000. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had allegedly solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings, or IPOs, and (b) that certain of the underwriters had allegedly entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints allege claims against McDATA, the named individuals, and CSFB, the lead underwriter of McDATA’s August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act. The complaints also allege claims solely against CSFB and the other underwriter defendants under Section 12(a) (2) of the Securities Act, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although management believes that all of the lawsuits are without legal merit and they intend to defend against them vigorously, there is no assurance that McDATA will prevail. In September 2002, plaintiffs’ counsel in the above-mentioned lawsuits offered to individual defendants of many of the public companies being sued, including McDATA, the opportunity to enter into a Reservation of Rights and Tolling Agreement that would dismiss without prejudice and without costs, all claims against such persons if the company itself had entity coverage insurance. This agreement was signed by Mr. John F. McDonnell, the former Chairman of McDATA, Mrs. Dee J. Perry, the former chief financial officer of McDATA, and Mr. Thomas O. McGimpsey, the former General Counsel and Vice President of Business Development of McDATA and the plaintiffs’ executive committee. Under the Reservation of Rights and Tolling Agreement, the plaintiffs dismissed the claims against such individuals. On February 19, 2003, the court in the above-mentioned lawsuits entered a ruling on the pending motions to dismiss, which dismissed some, but not all, of the plaintiffs’ claims against McDATA. These lawsuits have been consolidated as part of In Re Initial Public Offering Securities Litigation (SDNY). McDATA has considered and agreed to enter into a proposed settlement offer with representatives of the plaintiffs in the consolidated proceeding. On August 31, 2005, the court preliminarily approved the proposed settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court has yet to issue a ruling on the motion for final approval. The settlement remains subject to a number of conditions, including certification of the class and final court approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s October 2004 order certifying a class in six test cases (of which McDATA is not one) that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. On January 5, 2007, plaintiffs filed a petition for rehearing en banc by the Second Circuit, which was denied on April 6, 2007.

     A shareholder class action lawsuit was filed against Inrange and certain of its officers on November 30, 2001, in the United States District Court for the Southern District of New York, seeking recovery of damages caused by Inrange’s alleged violation of securities laws, including section 11 of the Securities Act and section 10(b) of the Exchange Act. The complaint, which was also filed against the various underwriters that participated in Inrange’s initial public offering (IPO), is identical to hundreds of shareholder class actions pending in this court in connection with other recent IPOs and is generally referred to as In re Initial Public Offering Securities Litigation. The complaint alleges, in essence, (a) that the underwriters combined and conspired to increase their respective compensation in connection with the IPO by (i) receiving excessive, undisclosed commissions in exchange for lucrative allocations of IPO shares, and (ii) trading in Inrange’s stock after creating artificially high prices for the stock post-IPO through “tie-in” or “laddering” arrangements (whereby recipients of allocations of IPO shares agreed to purchase shares in the aftermarket for more than the public offering price for Inrange shares) and dissemination of misleading market analysis on Inrange’s prospects; and (b) that Inrange violated federal securities laws by not disclosing these underwriting arrangements in its prospectus. The defense has been tendered to the carriers of Inrange’s director and officer liability insurance, and a request for indemnification has been made to the various underwriters in the IPO. At this point, the insurers have issued a reservation of rights letter and the underwriters have refused indemnification. The court has granted Inrange’s motion to dismiss claims under section 10(b) of the Exchange Act because of the absence of a pleading of intent to defraud. The court granted plaintiffs leave to replead these claims, but no further amended complaint has been filed. The court denied Inrange’s motion to dismiss claims under section 11 of the Securities Act. The court has also dismissed Inrange’s individual officers without prejudice, after they entered into a tolling agreement with the plaintiffs. On July 25, 2003, Inrange’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Inrange and of the individual defendants for the conduct alleged in the action to be wrongful in the complaint. Inrange would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims Inrange may have against its underwriters. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. On August 31, 2005, the court preliminarily approved the proposed settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court has yet to issue a ruling on the motion for final approval. The settlement remains subject to a number of conditions, including certification of the class and final court approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s October 2004 order certifying a class in six test cases (of which Inrange is not one) that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. On January 5, 2007, plaintiffs filed a petition for rehearing en banc by the Second Circuit, which was denied on April 6, 2007.
     On May 16, 2005, Brocade announced that the SEC and the Department of Justice, or the DOJ, at such time were conducting an investigation regarding Brocade’s historical stock option granting processes. Brocade has been cooperating with the SEC and DOJ. During the first quarter of fiscal year 2006, Brocade began active settlement discussions with the Staff of the SEC’s Division of Enforcement, or the Staff, regarding its financial restatements related to stock option accounting. As a result of these discussions, for the three months ended January 28, 2006, Brocade recorded a $7.0 million provision for an estimated settlement expense. The $7.0 million estimated settlement expense was based on an offer of settlement that Brocade made to the Staff and was subject to final approval by the SEC’s Commissioners. On May 31, 2007, the offer of settlement was approved by the SEC’s Commissioners.
     Beginning on or about May 19, 2005, several securities class action complaints were filed against Brocade and certain of its current and former officers. These actions were filed in the United States District Court for the Northern District of California on behalf of purchasers of Brocade’s stock from February 2001 to May 2005. These lawsuits followed Brocade’s restatement of certain financial results due to stock-based compensation accounting issues. On January 12, 2006, the Court appointed a lead plaintiff and lead counsel. On April 14, 2006, the lead plaintiff filed a consolidated complaint on behalf of purchasers of Brocade’s stock from May 2000 to May 2005. The consolidated complaint alleges, among other things, violations of sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The consolidated complaint generally alleges that Brocade and the individual defendants made false or misleading public statements regarding Brocade’s business and operations and seeks unspecified monetary damages and other relief against the defendants. These lawsuits followed Brocade’s restatement of certain financial results due to stock-based compensation accounting issues.
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
     The integration of McDATA into Brocade has resulted in and is expected to continue to result in, significant expenses and accounting charges that adversely affect Brocade’s operating results and financial condition. Additional costs may include: costs associated with excess or obsolete inventory; costs of employee redeployment; relocation and retention, including salary increases or bonuses; accelerated amortization of deferred equity compensation and severance payments; reorganization or closure of facilities; and taxes; advisor and professional fees and termination of contracts that provide redundant or conflicting services. Some of these costs may have to be accounted for as expenses that would decrease Brocade’s net income and earnings per share for the periods in which those adjustments are made. The price of Brocade’s common stock could decline to the extent Brocade’s financial results are materially affected by the foregoing charges and costs, or if the foregoing charges and costs are larger than anticipated. In addition, Brocade may also experience claims of unlawful termination of employment in connection with the reduction in force as part of the McDATA acquisition. Employment litigation can be costly, may distract management’s attention from the day-to-day operation of the business and is inherently unpredictable. If Brocade is not able to successfully integrate McDATA’s business and operations, or if there are delays in combining the businesses, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.
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
     Because certain product and service offerings acquired in connection with our acquisition of McDATA have lower gross margins and higher costs than comparable product and service offerings of Brocade prior to the acquisition, the gross margins and profitability of the combined company may be adversely affected. To maintain our recent levels of gross margin, we may need to maintain or increase current shipment volumes, develop and introduce new products, product enhancements and service offerings, and reduce the costs of our products and services. Our ability to make such adjustments may be limited, particularly in the short-term. If this occurs, we could incur losses, and our revenue, gross margins and operating results may be below our expectations and those of investors and stock market analysts.
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
     Successful integration of Brocade’s and McDATA’s operations, products and personnel has placed, and will continue to place, a significant burden on Brocade’s management and internal resources. Brocade may also experience difficulty in effectively integrating the different cultures and practices of McDATA, as well as in assimilating McDATA’s geographically dispersed personnel. Further, the difficulties of integrating McDATA could disrupt the combined company’s ongoing business, and distract its management focus from other opportunities and challenges. The diversion of management attention and any difficulties encountered in the transition and integration process could harm the combined company’s business, financial condition and operating results.
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
     Brocade has made a series of investments, and plans to continue to invest, in offerings focused on new markets that are adjacent or parallel to Brocade’s traditional market, including new and emerging markets. For instance, Brocade has recently made a series of introductions in the emerging File Area Network (FAN) market with several enhancements to existing products in its family of file management software solutions which includes Brocade StorageX, Brocade Wide Area File Services, or WAFS, and Brocade File Lifecycle Manager, or FLM. In addition, Brocade has added multiple new professional service offerings to its solution portfolio. Brocade has also recently announced new host bus adapter (HBA) product offerings.
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
     In addition to competing technology solutions, Brocade faces significant competition from providers of Fibre Channel switching products for interconnecting servers and storage. These principle competitors include Cisco Systems and QLogic Corporation. In addition, Brocade’s OEM partners, who also have relationships with some of Brocade’s current competitors, could become new competitors by developing and introducing products that compete with Brocade’s product offerings, by choosing to sell Brocade’s competitors’ products instead of Brocade’s products, or by offering preferred pricing or promotions on Brocade’s competitors’ products. Competitive pressure will likely intensify as Brocade’s industry experiences further consolidation in connection with mergers by Brocade, its competitors and its OEM partners.
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
     Brocade’s ability to accurately forecast demand also may become increasingly more difficult in the event of acquisitions of other companies or businesses. Acquired companies or businesses may offer less visibility into demand than Brocade typically has experienced, may cause customer uncertainty regarding purchasing decisions, and may use different measures to evaluate demand that are less familiar to Brocade and thus more difficult to accurately predict.
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
     Brocade is dependent on sole source and limited source suppliers for certain key components, the loss of which may significantly impact results of operations.
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
     As a result of Brocade’s internal reviews and related restatements, Brocade was subject to investigations by the SEC and Department of Justice, or DOJ, and certain former employees of Brocade are subject to ongoing actions by the SEC and DOJ, and other governmental entities, which have required, and will continue to require, a significant amount of management time and attention and accounting resources and legal expense, which could adversely affect Brocade’s business, results of operations and cash flows.
     The Company has reached a settlement with the SEC regarding the previously-disclosed SEC investigation of the Company’s historical stock option granting practices. Pursuant to the terms of the settlement and without admitting or denying the allegations in the SEC’s complaint, the Company has agreed to pay a civil penalty of $7 million. While Brocade does not expect or anticipate any action by the DOJ with respect to the Company, this statement is only a prediction based on current information available to the Company and it is subject to the risk that circumstances may change with respect to the DOJ.
     In addition, the SEC and the DOJ are continuing to investigate and pursue actions against certain former executive officers of Brocade. While those actions are targeted against certain former executive officers and not Brocade, those actions may nevertheless have an adverse impact on Brocade and could require significant management and financial resources which could otherwise be devoted to the operation of Brocade’s business. In addition, Brocade has certain indemnification obligations to such former officers in connection with such actions, which may result in significant expense to Brocade.
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
     Brocade has in the past, and may in the future, acquire or make strategic investments in additional companies, products or technologies. Examples of recent acquisitions in addition to the acquisition of McDATA Corporation in January 2007 include the acquisition of Silverback Systems, Inc. in January 2007 and NuView, Inc. in March 2006. Brocade may not realize the anticipated benefits of these or any other mergers or strategic investments, which involve numerous risks, including:
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
     Brocade’s success depends to a significant degree upon the continued contributions of key management, engineering, sales and other personnel, many of whom would be difficult to replace. Brocade believes its future success will also depend, in large part, upon Brocade’s ability to attract and retain highly skilled managerial, engineering, sales and other personnel, and on the ability of management to operate effectively, both individually and as a group, in geographically disparate locations. There are only a limited number of qualified personnel in the applicable market and competition for such employees is fierce. Brocade has experienced difficulty in hiring qualified personnel in areas such as application specific integrated circuits, software, system and test, sales, marketing, service, key management and customer support. In addition, Brocade’s past reductions in force could potentially make attracting and retaining qualified employees more difficult in the future. Brocade’s ability to hire qualified personnel may also be negatively impacted by Brocade’s internal reviews and financial statement restatements in 2005, related investigations by the SEC and DOJ, and Brocade’s stock price. Brocade’s ability to retain qualified personnel may also be affected by future acquisitions, which can cause uncertainty and loss of key personnel. The loss of the services of any of Brocade’s key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively affect Brocade’s ability to sell its products or services.
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
     As Brocade introduces new or enhanced products, Brocade must successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. For example, Brocade’s introduction of 4 Gigabit per second, or Gbit, technology solutions that replaced many of Brocade’s 2 Gbit products contributed to a quarterly drop in revenue in the third quarter of fiscal year 2005 and write-downs of $3.4 million and $1.8 million for excess and obsolete inventory during the third and fourth quarters of fiscal year 2005, respectively. When Brocade introduces new or enhanced products, Brocade faces numerous risks relating to product transitions, including the inability to accurately forecast demand, and manage different sales and support requirements due to the type or complexity of the new products. In addition, any customer uncertainty regarding the timeline for rolling out new products or Brocade’s plans for future support of existing products, may negatively impact customer purchase decisions.
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
     Networking products frequently contain undetected software or hardware errors, or bugs, when first introduced or as new versions are released. Brocade’s products are becoming increasingly complex and, particularly as Brocade continues to expand Brocade’s product portfolio to include software-centric products, including software licensed from third parties, errors may be found from time to time in Brocade’s products. In addition, through its acquisitions, Brocade has assumed, and may in the future assume, products previously developed by an acquired company that may not have been through the same product development, testing and quality control processes typically used for products developed internally by Brocade. that have known or undetected errors. Some types of errors also may not be detected until the product is installed in a heavy production or user environment. In addition, Brocade’s products are often combined with other products, including software, from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause Brocade to incur significant warranty and repair costs, divert the attention of engineering personnel from product development efforts and cause significant customer relations problems. Moreover, the occurrence of hardware and software errors, whether caused by another vendor’s storage network and data management products or Brocade’s, could delay market acceptance of Brocade’s new products.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes stock repurchase activity for the three months ended April 28, 2007 (in thousands excluding per share data):

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number		Shares Purchased as	that May Yet Be
	of Shares	Average Price Paid	Part of Publicly	Purchased Under the
	Purchased (1)	Per Share	Announced Program	Program (2)
January 28, 2007 — February 24, 2007	—	—	—	$252,737
February 25, 2007 — March 24, 2007	—	$9.55	5,259	$202,409
March 25, 2007 — April 28, 2007	—	$9.55	1,000	$192,855

Total	—	$9.55	6,259	$192,855

(1)	The total number of shares repurchased include those shares of Brocade common stock that employees deliver back to Brocade to satisfy tax-withholding obligations at the settlement of restricted stock exercises, and upon the termination of an employee, the forfeiture of either restricted shares or unvested common stock as a result of early exercises. As of April 28, 2007, approximately 3.2 million shares were subject to repurchase by Brocade.

(2)	On January 29, 2007, the Company announced the authorization of an additional $200 million for stock repurchases, which is in addition to the $52.7 million remaining under the previously announced a $100 million stock repurchase program approved by our board of directors in August 2004. The purchases may be made, from time to time, in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our Annual Meeting of Stockholders was held on April 19, 2007 in San Jose, California. Of the 400,706,875 shares outstanding as of the record date, 364,138,972 shares (approximately 90.87%) were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:
1. To elect two Class II Directors to serve until the 2010 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

Name	Votes For	Votes Withheld
Renato A. DiPentima	358,633,792	5,505,180
L. Sanjay Vaswani	208,614,639	155,524,333
In addition, John W. Gerdelman, David L. House, Glenn C. Jones, Michael Klayko, L. William Krause, Michael J. Rose and Robert Walker continued to serve as directors of the Company after the meeting.
2. To amend Brocade’s Amended and Restated Certificate of Incorporation to effect a 1-for-100 reverse stock split immediately followed by a 100-for-1 forward stock split of Brocade’s Common Stock.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
266,060,435	17,978,876	288,637	79,811,024
3. To ratify the appointment of KPMG LLP as independent auditors of Brocade for the fiscal year ending October 27, 2007.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
350,935,743	12,951,714	251,515	—

Item 6. Exhibits

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)

3.2	Amended and Restated Bylaws of the Registrant amended as of April 19, 2007 (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on April 25, 2007)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

3.4	Certificate of Elimination of Series A Participating Preferred Stock of Brocade (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 16, 2007)

4.1	Form of Brocade’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

4.2**	First Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, Brocade, and Wells Fargo Bank, National Association, as successor in interest to Wells Fargo Bank Minnesota, National Association

4.3**	Second Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, McDATA Services Corporation, a Minnesota corporation f/k/a Computer Network Technology Corporation, Brocade, and U.S. Bank National Association

4.4**	Indenture dated February 7, 2003 by and among McDATA Corporation and Wells Fargo Bank Minnesota National Association.

4.5**	Indenture dated February 20, 2002 by and among Computer Network Technology Corporation and U.S. Bank National Association

10.1**	Guaranty by Brocade dated January 29, 2007 related to the Indenture dated February 7, 2003

10.2**	Guaranty by Brocade dated January 29, 2007 related to the Indenture dated February 20, 2002

10.3*/**	Amended and Restated 1999 Stock Plan as amended and restated November 27, 2006 and related forms of agreements

10.4*/**	Senior Leadership Plan as amended and restated as of May 11, 2007

10.5**/†	Statement of Work #5 dated April 2, 2007 between International Business Machines Corporation and Brocade

10.6**/†	Amendment #29 dated March 19, 2007 to Statement of Work #1 between International Business Machines Corporation and Brocade

10.7**/†	Amendment #19 dated April 26, 2007 to Purchase Agreement between EMC and Brocade

31.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

**	Filed herewith

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROCADE COMMUNICATIONS SYSTEMS, INC.
Date: June 5, 2007	By:	/s/ Richard Deranleau
Richard Deranleau
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)

3.2	Amended and Restated Bylaws of the Registrant amended as of April 19, 2007 (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on April 25, 2007)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

3.4	Certificate of Elimination of Series A Participating Preferred Stock of Brocade (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 16, 2007)

4.1	Form of Brocade’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

4.2**	First Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, Brocade, and Wells Fargo Bank, National Association, as successor in interest to Wells Fargo Bank Minnesota, National Association

4.3**	Second Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, McDATA Services Corporation, a Minnesota corporation f/k/a Computer Network Technology Corporation, Brocade, and U.S. Bank National Association

4.4**	Indenture dated February 7, 2003 by and among McDATA Corporation and Wells Fargo Bank Minnesota National Association.

4.5**	Indenture dated February 20, 2002 by and among Computer Network Technology Corporation and U.S. Bank National Association

10.1**	Guaranty by Brocade dated January 29, 2007 related to the Indenture dated February 7, 2003

10.2**	Guaranty by Brocade dated January 29, 2007 related to the Indenture dated February 20, 2002

10.3*/**	Amended and Restated 1999 Stock Plan as amended and restated November 27, 2006 and related forms of agreements

10.4*/**	Senior Leadership Plan as amended and restated as of May 11, 2007

10.5**/†	Statement of Work #5 dated April 2, 2007 between International Business Machines Corporation and Brocade

10.6**/†	Amendment #29 dated March 19, 2007 to Statement of Work #1 between International Business Machines Corporation and Brocade

10.7**/†	Amendment #19 dated April 26, 2007 to Purchase Agreement between EMC and Brocade

31.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

**	Filed herewith

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission