Form 10-Q
period 2007-07-28
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2007-09-05
CIK 1009626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 28, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number: 000-25601

BROCADE COMMUNICATIONS SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0409517 (I.R.S. employer identification no.)

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
Yes ☐      No ☑
The number of shares outstanding of the Registrant’s Common Stock on August 28, 2007 was 389,774,362 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED July 28, 2007

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	July 28,	July 29,	July 28,	July 29,
	2007	2006	2007	2006
Net revenues
Product	$282,855	$174,209	$790,509	$500,177
Service	44,600	14,738	106,370	41,594

Total revenue	327,455	188,947	896,879	541,771
Cost of revenues
Product	131,862	67,220	345,153	198,208
Service	29,805	9,813	73,724	25,804

Total cost of revenue	161,667	77,033	418,877	224,012

Gross margin	165,788	111,914	478,002	317,759
Operating expenses:
Research and development	54,085	42,534	154,780	121,416
Sales and marketing	57,200	35,501	155,150	100,682
General and administrative	12,536	8,426	33,511	23,523
Legal fees associated with indemnification obligations, defense, and other related costs	17,984	2,990	38,446	10,179
Acquisition and integration costs	4,055	—	19,051	585
Provision for SEC settlement	—	—	—	7,000
Amortization of intangible assets	7,924	888	16,810	1,406
Facilities lease losses	—	—	—	3,775

Total operating expenses	153,784	90,339	417,748	268,566

Income from operations	12,004	21,575	60,254	49,193
Interest and other income, net	10,913	8,133	29,157	22,391
Gain on investments	1,240	2,685	1,240	2,663
Interest expense	(2,683)	(1,863)	(4,741)	(5,478)

Income before provision for income taxes	21,474	30,530	85,910	68,769
Income tax provision	10,784	6,032	41,058	21,098

Net income	$10,690	$24,498	$44,852	$47,671

Net income per share — Basic	$0.03	$0.09	$0.13	$0.18

Net income per share — Diluted	$0.03	$0.09	$0.12	$0.17

Shares used in per share calculation — Basic	392,450	269,417	353,627	269,794

Shares used in per share calculation — Diluted	407,113	273,959	368,080	273,484

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	July 28,	October 28,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$374,408	$274,368
Short-term investments	313,902	267,694

Total cash, cash equivalents and short-term investments	688,310	542,062
Accounts receivable, net of allowances of $7,091 and $4,842 at July 28, 2007 and October 28, 2006, respectively	162,524	98,394
Inventories	21,770	8,968
Prepaid expenses and other current assets	43,511	43,365

Total current assets	916,115	692,789
Long-term investments	117,865	40,492
Property and equipment, net	200,978	104,299
Goodwill	434,489	41,013
Intangible assets, net	292,724	15,465
Other assets	26,146	6,660

Total assets	$1,988,317	$900,718

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$131,250	$56,741
Accrued employee compensation	76,456	62,842
Deferred revenue	86,442	52,051
Current liabilities associated with lease losses	15,629	4,931
Purchase commitments	43,240	6,104
Income tax payable	56,594	39,076
Other accrued liabilities	59,485	42,811

Total current liabilities	469,096	264,556
Non-current liabilities associated with lease losses	21,802	11,105
Non-current deferred revenue	42,374	8,827
Convertible subordinated debt	166,957	—
Other non-current liabilities	1,533	—

Total liabilities	701,762	284,488

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value 5,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 392,261 and 272,141 shares at July 28, 2007 and October 28, 2006, respectively	392	272
Additional paid-in capital	1,499,931	888,978
Accumulated other comprehensive income/(loss)	13,583	(817)
Accumulated deficit	(227,351)	(272,203)

Total stockholders’ equity	1,286,555	616,230

Total liabilities and stockholders’ equity	$1,988,317	$900,718

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	July 28,	July 29,
	2007	2006
Cash flows from operating activities:
Net income	$44,852	$47,671
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefit from employee stock plans	(9,120)	(8,810)
Depreciation and amortization	69,560	27,073
Loss on disposal of property and equipment	812	308
Amortization of debt issuance costs	—	1,297
Equity based compensation expense	24,443	23,366
Net (gains) losses on investments and marketable equity securities	—	(2,663)
Provision for doubtful accounts receivable and sales allowance	3,115	1,558
Provision for SEC settlement	—	7,000
Non-cash facilities lease loss expense	—	3,775
Changes in operating assets and liabilities:
Accounts receivable	41,354	(10,045)
Inventories	51	1,871
Prepaid expenses and other assets	(2,077)	(13,308)
Accounts payable	32,515	12,124
Accrued employee compensation	(37,701)	8,396
Deferred revenue	15,101	11,798
Other accrued liabilities	(61,522)	6,193
Liabilities associated with lease losses	(5,519)	(3,586)

Net cash provided by operating activities	115,864	114,018

Cash flows from investing activities:
Purchases of property and equipment	(41,526)	(22,950)
Purchases of short-term investments	(397,863)	(259,263)
Proceeds from maturities and sale of short-term investments	588,159	245,455
Purchases of long-term investments	(152,602)	(13,252)
Proceeds from maturities and sale of long-term investments	10,862	—
Proceeds from sales of property and equipment	1,336	—
Purchases of restricted short-term investments	—	(2,216)
Proceeds from maturities of restricted short-term investments	—	2,859
Purchases of non-marketable investments	(5,000)	(4,575)
Proceeds from sale of marketable equity securities and equity investments	—	10,185
Decrease in restricted cash	12,422	—
Cash acquired in connection with merger with McDATA	147,407	—
Cash paid in connection with acquisitions, net of cash acquired	(7,704)	(59,887)

Net cash provided by (used in) investing activities	155,491	(103,644)

Cash flows from financing activities:
Excess tax benefit from employee stock plans	9,120	8,810
Payments on capital lease obligations	(712)	—
Common stock repurchases	(140,883)	(40,206)
Termination of interest rate swap	(4,989)	—
Redemption of outstanding convertible debt	(124,185)	—
Proceeds from issuance of common stock, net	90,670	23,328

Net cash provided by(used in) financing activities	(170,979)	(8,068)

Effect of exchange rate fluctuations on cash and cash equivalents	(336)	177

Net increase (decrease) in cash and cash equivalents	100,040	2,483
Cash and cash equivalents, beginning of period	274,368	182,001

Cash and cash equivalents, end of period	$374,408	$184,484

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
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying financial data as of July 28, 2007, and for the three and nine months ended July 28, 2007 and July 29, 2006, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 28, 2006 Condensed Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006.
     In the opinion of management, all adjustments (which include only normal recurring adjustments, except as otherwise indicated) necessary to present a fair statement of financial position as of July 28, 2007, results of operations for the three and nine months ended July 28, 2007 and July 29, 2006, and cash flows for the three and nine months ended July 28, 2007 and July 29, 2006 have been made. The results of operations for the three and nine months ended July 28, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
     From time to time the Company makes equity investments in non-publicly traded companies. These investments are included in other assets on the accompanying Condensed Consolidated Balance Sheets, and are generally accounted for under the cost method as the Company does not have the ability to exercise significant influence over the respective company’s operating and financial policies nor does it have a liquidation preference that is substantive. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income, net on the Condensed Consolidated Statements of Operations. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary. As of July 28, 2007 and October 28, 2006, the carrying values of the Company’s equity investments in non-publicly traded companies were $5.8 million and $0.8 million, respectively.
     On February 13, 2007, one of the non-publicly traded entities that the Company has an equity investment in, completed its initial public offering (“IPO”). Subject to the agreement, there is a lockup period not to exceed 180 days following the effective date of the registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”), during which the Company cannot sell or otherwise transfer any securities. As of July 28, 2007, the Company has an investment of 735,293 converted shares of stock at a fair value price of $17.83, for a total carrying value of $13.1 million. The carrying value of the securities is included in short term investments, and the unrealized gain related to this investment is included in accumulated other comprehensive income.

Goodwill and Other Intangible Assets
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
     For purposes of SFAS 142, the goodwill test for impairment is conducted at the reporting unit level. To determine the reporting unit’s fair value, the Company utilizes the income valuation approach as well as the market valuation approach in the current year valuation. The income approach provides an estimation of the fair value of the Company based on the cash flows that the Company can be expected to generate over its remaining life. The market approach provides an estimate of the fair value of the Company by comparing it to publicly traded companies in similar lines of business. No goodwill impairment was recorded for the periods presented.
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
     A majority of the Company’s trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of July 28, 2007, three customers accounted for 20 percent, 15 percent, and 13 percent respectively, of total accounts receivable. As of October 28, 2006, three customers accounted for 44 percent, 21 percent, and 8 percent, respectively, of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales returns, and other allowances. While the Company has not experienced material credit losses in any of the periods presented, there can be no assurance that the Company will not experience material credit losses in the future.
     For the three months ended July 28, 2007 and July 29, 2006, three customers each represented ten percent or more of the Company’s total revenues for combined totals of 64 percent and 74 percent of total revenues, respectively. For the nine months ended July 28, 2007 and July 29, 2006, three customers each represented ten percent or more of the Company’s total revenues for combined totals of 67 percent and 72 percent of total revenues, respectively. The level of sales to any one of these customers may vary, and the loss of, or a decrease in the level of sales to, any one of these customers could seriously harm the Company’s financial condition and results of operations.
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
     Multiple-element arrangements. The Company’s multiple-element product offerings include computer hardware and software products, and support services. The Company also sells certain software products and support services separately. The Company’s software products are essential to the functionality of its hardware products and are, therefore, accounted for in accordance with Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended. The Company allocates revenue to each element in a multiple element arrangement based upon vendor-specific objective evidence (“VSOE”) of the fair value of the element or, if VSOE is not available for the delivered element, by application of the residual method. In the application of the residual method, the Company allocates revenue to the undelivered elements based on VSOE for those elements and allocate the residual revenue to the delivered elements. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.

Warranty Expense
     The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued based upon historical experience at the time of shipment and charged to cost of revenues.
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
     The Company is exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of its foreign subsidiaries, are denominated in foreign currencies. The Company uses forward exchange contracts to address the risk of certain currency fluctuations. See Note 8, Derivative Accounting Policies. For amounts not associated with forward contracts, gains and losses from transactions denominated in foreign currencies are included in the Company’s net income (loss) as part of interest and other income in the accompanying Condensed Consolidated Statements of Operations. The Company recognized foreign currency transaction gains and (losses) for the three and nine months ended July 28, 2007, of $0.4 million and $0.8 million, respectively.
Stock-Based Compensation
     Effective October 30, 2005, the Company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123-R, Share-Based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided for under SFAS 123R. Under this transition method, compensation cost associated with stock-based awards recognized beginning in the first quarter of fiscal year 2006 includes 1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to October 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”); and 2) quarterly amortization related to stock-based awards, stock options and restricted stock, granted subsequent to October 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In addition, the Company records expense over the offering period and vesting term in connection with shares issued under its employee stock purchase plan. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award under an accelerated vesting method.
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
Employee Stock Plans
     The Company has several stock-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006, as well as several stock-based compensation plans assumed in connection with the acquisition of McDATA Corporation and filed on Form S-8 with the Securities and Exchange Commission on January 30, 2007 (collectively, the “Plans”).

The Company, under the various equity plans, grants stock options for shares of the Company’s common stock to its employees and directors. The Company also grants restricted stock and restricted stock units under the Plans. In accordance with the Plans, incentive stock options may not be granted at less than 100 percent of the estimated fair market value of the common stock, and incentive stock options granted to a person owning more than 10 percent of the combined voting power of all classes of stock of the Company must be issued at 110 percent of the fair market value of the stock on the date of grant. Nonstatutory stock options may be granted at any price. Under the Plans, options or restricted stock typically have a maximum term of seven or ten years. The majority of options granted under the Plans vest over a period of four years. Certain options granted under the Plans vest over shorter or longer periods. At July 28, 2007, an aggregate of 160.8 million shares were authorized for future issuance under the Plans, which includes stock options, shares issued pursuant to the Employee Stock Purchase Plan, and restricted stock units and other awards. A total of 113.1 million shares of common stock were available for grant under the Plans as of July 28, 2007. Awards that expire, or are cancelled without delivery of shares, generally become available for issuance under the Plans.
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

	Three Months Ended		Nine Months Ended
	July 28,	July 29,	July 28,	July 29,
Stock Options	2007	2006	2007	2006
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	5.0 — 5.1%	5.1 — 5.2%	4.5 — 5.3%	4.5 — 5.2%
Expected volatility	43.9%	47.4%	46.5%	48.7%
Expected term (in years)	4.0	3.2	3.8	3.3
     The Company recorded $5.4 million and $4.2 million of compensation expense relative to stock options for the quarters ended July 28, 2007 and July 29, 2006, respectively, in accordance with SFAS 123R. The Company recorded $24.4 million and $12.1 million of compensation expense relative to stock options for the nine months ended July 28, 2007 and July 29, 2006, respectively, in accordance with SFAS 123R. A summary of stock option activity under the Plans for the nine months ended July 28, 2007 and July 29, 2006 is presented as follows:

			Weighted Average
			Remaining
	Shares	Weighted Average	Contractual Term	Aggregate Intrinsic
	(in thousands)	Exercise Price	(Years)	Value ($000)
Outstanding, October 28, 2006	39,954	$6.35
Granted	2,180	$9.14
Exercised	(4,249)	$5.58
Forfeited or Expired	(546)	$5.28

Outstanding, January 27, 2007	37,339	$6.62

Assumed upon McDATA acquisition	15,632	$11.12
Granted	4,314	$9.08
Exercised	(8,044)	$9.36
Forfeited or Expired	(2,683)	$12.71

Outstanding, April 28, 2007	46,558	$7.53

Granted	1,563	$8.73
Exercised	(1,036)	$5.43
Forfeited or Expired	(1,649)	$16.13

Outstanding, July 28, 2007	45,436	$7.30	5.1	$53,895

Ending Vested and Expected to Vest	43,051	$8.23	5.5	$51,631

Exercisable and Vested, July 28, 2007	27,877	$8.96	4.5	$33,898

			Weighted Average
			Remaining
	Shares	Weighted Average	Contractual Term	Aggregate Intrinsic
	(in thousands)	Exercise Price	(Years)	Value ($000)
Outstanding, October 29, 2005	45,179	$6.59
Granted	1,165	$4.19
Exercised	(204)	$0.68
Forfeited or Expired	(3,209)	$6.14

Outstanding, January 28, 2006	42,931	$6.57

Granted	2,025	$5.52
Exercised	(2,061)	$5.50
Forfeited or Expired	(1,965)	$6.09

Outstanding, April 29, 2006	40,930	$6.60

Granted	3,357	$6.07
Exercised	(261)	$4.99
Forfeited or Expired	(2,354)	$10.50

Outstanding, July 29, 2006	41,672	$6.39	5.9	$27,240

Ending Vested and Expected to Vest	39,347	$6.45	5.9	$25,337

Exercisable and Vested, July 29, 2006	24,781	$7.10	5.9	$12,704

     The weighted-average fair value of employee stock options granted during the three months ended July 28, 2007 and July 29, 2006 were $8.73 and $2.14, respectively. The total intrinsic value of stock options exercised for the three months ended July 28, 2007 and July 29, 2006 were $3.4 million and $2.6 million, respectively.
     As of July 28, 2007 and July 29, 2006, there was $25.6 million and $22.3 million, respectively, of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.5 years and 3.6 years, respectively.
Employee Stock Purchase Plan
     Under Brocade’s Employee Stock Purchase Plan, eligible employees can participate and purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $2.1 million and $1.3 million for the three months ended July 28, 2007 and July 29, 2006, respectively, and $4.6 million and $3.3 million for the nine months ended July 28, 2007 and July 29, 2006, respectively, in accordance with SFAS 123R.
     The fair value of the option component of the Employee Stock Purchase Plan shares was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	July 28,	July 29,	July 28,	July 29,
Employee Stock Purchase Plan	2007	2006	2007	2006
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	5.0 — 5.1%	5.1 — 5.2%	5.0 — 5.2%	3.4 — 5.2%
Expected volatility	37.5%	42.6%	48.2%	43.7%
Expected term (in years)	0.5	0.5	0.5	0.5
     As of July 28, 2007 and July 29, 2006, there was $1.2 million and $1.5 million, respectively, of total unrecognized compensation costs related to employee stock purchases. These costs were expected to be recognized over a weighted average period of 0.34 years and 0.34 years, respectively.
Restricted Stock Awards
     For the nine months ended July 28, 2007 and July 29, 2006, Brocade issued 0.1 million and 1.9 million restricted stock awards, respectively, to certain eligible employees at a purchase price of $0.00 and $0.001 per share, respectively. These restricted shares are not transferable until fully vested and are subject to repurchase for all unvested shares upon termination. The fair value of each award is based on the Company’s closing stock price on the date of grant. In addition, as part of its acquisition of McDATA, the Company became the administrator of retention compensation plans for certain employees. The plans provide the employees restricted stock that vest generally over a two year service period under certain conditions, subject to full acceleration of vesting upon termination without cause and execution of a release in favor of the Company. The Company recorded stock-based compensation consistent with the provisions of SFAS 123R using a two year service period.

     Compensation expense computed under the fair value method for stock awards issued is being amortized under a graded vesting method over the awards’ vesting period and was $1.1 million and $1.0 million, for the three months ended July 28, 2007 and July 29, 2006, respectively, and $3.3 million and $2.8 million, for the nine months ended July 28, 2007 and July 29, 2006, respectively.
     The weighted-average fair value of the restricted stock awards granted during the nine months ended July 28, 2007 and July 29, 2006 was $3.73 and $4.43, respectively. The total fair value of stock awards vested for both the nine months ended July 28, 2007 and July 29, 2006 was zero. At July 28, 2007, unrecognized costs related to restricted stock awards totaled approximately $1.9 million. These costs are expected to be recognized over a weighted average period of 0.5 years. A summary of the nonvested restricted stock awards for the nine months ended July 28, 2007 and July 29, 2006, respectively, is presented as follows:

	Shares	Weighted Average
	(in thousand)	Grant-Date Fair Value
Nonvested, October 28, 2006	1,848	$4.44
Granted	130	$8.98
Vested	(3)	$7.05
Forfeited	—	—

Nonvested, January 27, 2007	1,975	$4.73

Assumed upon McDATA merger	1,058	$3.08
Granted	—	$—
Vested	(50)	$0.01
Forfeited	(174)	$0.99

Nonvested, April 28, 2007	2,809	$3.27

Granted	—	$—
Vested	(129)	$0.01
Forfeited	(27)	$0.01

Nonvested, July 28, 2007	2,641	$3.48

Expected to vest, July 28, 2007	2,377	$3.48

	Shares	Weighted Average
	(in thousand)	Grant-Date Fair Value
Nonvested, October 29, 2005	13	$7.05
Granted	1,923	$4.43
Vested	(3)	$7.05
Forfeited	—	—

Nonvested, January 29, 2006	1,933	$4.44
Granted	—	—
Vested	(3)	$7.05
Forfeited	(20)	$4.43

Nonvested, April 29, 2006	1,910	$4.44
Granted	—	—
Vested	(3)	$7.05
Forfeited	(18)	$4.43
Nonvested, July 29, 2006	1,889	$4.44

Expected to vest, July 29, 2006	1,700	$4.44

Restricted Stock Units
     During the nine months ended July 28, 2007, Brocade issued 2.3 million restricted stock units. No restricted stock units were issued for the nine months ended July 29, 2006. Typically, vesting of restricted stock units occurs over two to three years and is subject to the employee’s continuing service to Brocade. The compensation expense of $1.2 million related to these awards was determined using the fair market value of Brocade’s common stock on the date of the grant and is recognized under a graded vesting method over the vesting period.

     A summary of the changes in restricted stock units outstanding under Brocade’s equity-based compensation plans during the nine months ended July 28, 2007 is presented as follows:

		Weighted
		Average
	Shares	Grant-Date
	(in thousand)	Fair Value
Nonvested, October 28, 2006	—	—
Granted	346	$9.19
Vested	—	—
Forfeited	—	—

Nonvested, January 27, 2007	346	$9.19
Granted	15	$10.11
Vested	—	—
Forfeited	(5)	$9.19

Nonvested, April 28, 2007	356	$9.19
Granted	1,963	$8.05
Vested	—	—
Forfeited	(12)	$9.19

Nonvested, July 28, 2007	2,307	$8.23

Nonvested expected to vest at July 28, 2007	1,890	$8.23

     As of July 28, 2007, Brocade had $13.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which is expected to be recognized over a weighted average period of 1.9 years.
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
Reverse/forward stock split
     Effective June 26, 2007, the Company implemented a 1-for-100 reverse stock split (the “Reverse Split”) immediately followed by a 100-for-1 forward stock split of the Company’s Common Stock (together with the Reverse Split, the “Reverse/Forward Split”) by filing amendments to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. For stockholders that held less than 100 shares of common stock prior to the Reverse Split, shares of common stock that would have been converted into less than one share in the Reverse Split were instead converted into the right to receive a cash payment equal to $8.44 per share, an amount equal to the average of the closing prices per share of common stock on the NASDAQ Global Select Market for the period of ten consecutive trading days ending on (and including) the effective date. For stockholders that held 100 or more shares of common stock in their account prior to the Reverse Split, any fractional share in such account resulting from the Reverse Split were not cashed out and the total number of shares held by such stockholder did not change as a result of the Reverse/Forward Split. A total of approximately 2.5 million shares of the Company’s common stock were cashed out into an aggregate of approximately $20.8 million as a result of the Reverse/Forward Split.
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

Comprehensive Income
     The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 28,	July 29,	July 28,	July 29,
	2007	2006	2007	2006
Net income	$10,690	$24,498	$44,852	$47,671
Other comprehensive income:
Change in net unrealized gains (losses) on marketable equity securities, cash flow hedges and investments	601	1,404	13,624	2,369
Cumulative translation adjustments	372	79	775	177

Total comprehensive income	$11,663	$25,981	$59,251	$50,217

3. Balance Sheet Details
     The following tables provide details of selected balance sheet items (in thousands):

	July 28,	October 28,
	2007	2006
Inventories:
Raw materials	$1,193	$82
Finished goods	20,577	8,886

Total	$21,770	$8,968

Property and equipment, net:
Computer equipment and software	$98,750	$73,421
Engineering and other equipment	175,829	144,530
Furniture and fixtures	10,559	4,360
Leasehold improvements	53,394	43,519
Land and building	76,775	30,000

Subtotal	415,307	295,830
Less: Accumulated depreciation and amortization	(214,329)	(191,531)

Total	$200,978	$104,299

     Leasehold improvements as of July 28, 2007 and October 28, 2006, are shown net of estimated asset impairments related to facilities lease losses.

	July 28,	October 28,
	2007	2006
Other accrued liabilities:
Accrued warranty	6,143	2,230
Accrued sales programs	12,287	12,051
Other	41,055	28,530

Total	$59,485	$42,811

4. Investments and Equity Securities
     The following tables summarize the Company’s investments and equity securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
July 28, 2007
U.S. government and its agencies and municipal obligations	$153,129	$—	$(141)	$152,988
Corporate bonds and notes	248,524	52	(566)	248,010
Marketable equity securities	30,093	676	—	30,769

Total	$431,746	$728	$(707)	$431,767

Reported as:
Short-term investments				$313,902
Long-term investments				117,865

Total				$431,767

October 28, 2006
U.S. government and its agencies and municipal obligations	$124,105	$5	$(556)	$123,554
Corporate bonds and notes	185,183	32	(583)	184,632

Total	$309,288	$37	$(1,139)	$308,186

Reported as:
Short-term investments				$267,694
Long-term investments				40,492

Total				$308,186

     For the three months ended July 28, 2007 loss of $0.7 million were realized on the sale of short term investments. For the three months ended July 29, 2006, no gains were realized on the sale of investments or marketable equity securities. As of July 28, 2007 and October 28, 2006, net unrealized holding losses of $0.7 million and $1.1 million, respectively, were included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets.
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
     The following table summarizes the activity related to the facilities lease losses reserve, net of expected sublease income (in thousands), as of July 28, 2007:

Lease Loss
Reserve
Reserve balances at October 28, 2006	$16,036
Additional reserves related to acquisitions	27,004
Cash payments on facilities leases	(5,615)
Non-cash charges	6

Reserve balance at July 28, 2007	$37,431

     Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2010.
6. Convertible Subordinated Debt
     Convertible subordinated debt includes $172.5 million outstanding 2.25% convertible subordinated notes (the “2.25% Notes”) due February 15, 2010 previously issued by McDATA. In accordance with purchase accounting rules, the Notes were adjusted to their aggregate fair value of $167.0 million based on the quoted market closing price as of the acquisition date.
     On January 29, 2007, effective upon the consummation of the merger, the Company fully and unconditionally guaranteed the 2.25% Notes and became a co-obligor on the 2.25% Notes with McDATA. The 2.25% Notes were convertible into Class A common stock at a conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares) at any time prior to February 15, 2010, subject to adjustments. As of July 28, 2007, the approximate aggregate fair value of the outstanding debt was $159.2 million. We estimated the fair value of the outstanding debt by using the high and low prices per $100 of the Company’s 2.25% Notes as of the last day of trading for the third fiscal quarter, which were $92.3 and $92.3, respectively.

Pursuant to the merger agreement, at the effective time of the Merger each outstanding share of the McDATA’s Class A common stock, $0.01 part value per share, was converted into the right to receive 0.75 shares of Brocade’s common stock, $0.001 par value per share, together with cash in lieu of fractional shares. As a result of the conversion, an approximate aggregate of 12.1 million shares are subject to conversion at any time prior to February 15, 2010, subject to adjustments.
     Concurrent with the issuance of the 2.25% Notes, McDATA entered into share option transactions using approximately $20.5 million of net proceeds. As part of these share option transactions, McDATA purchased options that cover approximately 12.1 million shares of common stock, at a strike price of $14.28. McDATA also sold options that cover approximately 12.7 million shares of common stock, at a strike price of $20.11. The net cost of the share option transactions was recorded against additional paid-in-capital in accordance with EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock (“EITF 00-19”).
     Prior to the merger, McDATA entered into an interest rate swap agreement with a notional amount of $155.3 million that had the economic effect of modifying that dollar portion of the fixed interest obligations associated with the 2.25% Notes so that the interest payable effectively became variable based on the six—month London Interbank Offered Rate (LIBOR) minus 152 basis points. The reset dates of the swap were February 15 and August 15 of each year until maturity on February 15, 2010. On July 24, 2007, the Company settled the interest rate swap and accrued interest related to the debt and paid $7.4 million.
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
7. Commitments and Contingencies
Operating and Capital Leases
     The Company leases its facilities and certain equipment under various operating and capital lease agreements expiring through August 2016. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $2.7 million as security for the leases. Future minimum lease payments under all non-cancelable operating leases as of July 28, 2007 were $110.6 million, net of contractual sublease income of $8.5 million. In addition to base rent, many of the facilities lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.
     As of July 28, 2007, the Company had recorded $37.4 million in facilities lease loss reserves related to future lease commitments, net of expected sublease income (see Note 5).
Product Warranties
     The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience. The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the nine months ended July 28, 2007 and July 29, 2006 (in thousands), respectively:

	Nine Months Ended
	July 28,	July 29,
	2007	2006
Beginning Balance	$2,230	$1,746
Liabilities accrued for warranties issued during the period	7,390	1,464
Warranty claims paid and uses during the period	(2,659)	(532)
Changes in liability for pre-existing warranties during the period	(818)	(231)

Ending Balance	$6,143	$2,447

     In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of July 28, 2007, there have been no known events or circumstances that have resulted in a customer contract related indemnification liability to the Company.

Manufacturing and Purchase Commitments
     The Company has manufacturing agreements with Hon Hai Precision Industry Co. (“Foxconn”), SCI -Sanmina (“Sanmina”) and Solectron under which the Company provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to the Company’s customers. The required lead-time for placing orders with Foxconn, Sanmina and Solectron depends on the specific product. As of July 28, 2007, the Company’s aggregate commitment to Foxconn, Sanmina and Solectron for inventory components used in the manufacture of Brocade products was $127.6 million, net of purchase commitment reserves of $43.2 million, which the Company expects to utilize during future normal ongoing operations. The Company’s purchase orders placed with Foxconn, Sanmina and Solectron are cancelable, however if cancelled, the agreements require the Company to purchase all inventory components not returnable, usable by, or sold to, other customers of the aforementioned contract manufacturers. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal operations.
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
     On July 20, 2001, the first of a number of putative class actions for violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Brocade, certain of its officers and directors, and certain of the underwriters for Brocade’s initial public offering of securities. A consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation was filed on April 19, 2002. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in Brocade’s initial public offering and seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against Brocade is being coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases as In Re Initial Public Offering Securities Litigation, 21 MC 92(SAS). In October 2002, the individual defendants were dismissed without prejudice from the action, pursuant to a tolling agreement. On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against Brocade. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Brocade, was submitted to the Court for approval. On August 31, 2005, the Court granted preliminary approval of the settlement. In December 2006, the appellate Court overturned the certification of classes in the six test cases (of which Brocade is not one) that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases.
     McDATA Corporation, Mr. John F. McDonnell, the former Chairman of the board of directors of McDATA, Mrs. Dee J. Perry and Mr. Thomas O. McGimpsey, both former officers of McDATA were named as defendants in purported securities class action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston (CSFB), Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits were filed against McDATA and the individuals. The complaints are identical to numerous other complaints filed against other companies that went public in 1999 and 2000. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had allegedly solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings, or IPOs, and (b) that certain of the underwriters had allegedly entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints allege claims against McDATA, the named individuals, and CSFB, the lead underwriter of McDATA’s August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act. The complaints also allege claims solely against CSFB and the other underwriter defendants under Section 12(a) (2) of the Securities Act, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In October 2002, the individual defendants were dismissed without prejudice from the action, pursuant to a tolling agreement. On February 19, 2003, the Court entered a ruling on the pending motions to dismiss, which dismissed some, but not all, of the plaintiffs’ claims against McDATA. These lawsuits have been consolidated as part of In Re Initial Public Offering Securities Litigation (SDNY). In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including McDATA, was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the proposed settlement. In December 2006, the appellate Court overturned the certification of classes in the six test cases (of which McDATA is not one) that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases.
     A shareholder class action lawsuit was filed against Inrange Technologies Corporation (which was first acquired by CNT and subsequently acquired by McDATA as part of the CNT acquisition) and certain of its officers on November 30, 2001, in the United States District Court for the Southern District of New York, seeking recovery of damages caused by Inrange’s alleged violation of securities laws, including section 11 of the Securities Act and section 10(b) of the Exchange Act. The complaint, which was also filed against the various underwriters that participated in Inrange’s initial public offering (IPO), is identical to hundreds of shareholder class actions pending in this Court in connection with other recent IPOs and is generally referred to as In re Initial Public Offering Securities Litigation. The complaint alleges, in essence, (a) that the underwriters combined and conspired to increase their respective compensation in connection with the IPO by (i) receiving excessive, undisclosed commissions in exchange for lucrative allocations of IPO shares, and (ii) trading in Inrange’s stock after creating artificially high prices for the stock post-IPO through “tie-in” or “laddering” arrangements (whereby recipients of allocations of IPO shares agreed to purchase shares in the aftermarket for more than the public offering price for Inrange shares) and dissemination of misleading market analysis on Inrange’s prospects; and (b) that Inrange violated federal securities laws by not disclosing these underwriting arrangements in its prospectus. The defense has been tendered to the carriers of Inrange’s director and officer liability insurance, and a request for indemnification has been made to the various underwriters in the IPO. At this point, the insurers have issued a reservation of rights letter and the underwriters have refused indemnification. The Court has granted Inrange’s motion to dismiss claims under section 10(b) of the Exchange Act because of the absence of a pleading of intent to defraud. The Court granted plaintiffs leave to replead these claims, but no further amended complaint has been filed. The Court denied Inrange’s motion to dismiss claims under section 11 of the Securities Act. The Court has also dismissed Inrange’s individual officers without prejudice pursuant to a tolling agreement with the plaintiffs. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Inrange, was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the proposed settlement. In December 2006, the appellate Court overturned the certification of classes in the six test cases (of which Inrange is not one) that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases.
     On May 16, 2005, Brocade announced that the SEC and the Department of Justice, or the DOJ, at the time were conducting an investigation regarding Brocade’s historical stock option granting processes. Brocade has been cooperating with the SEC and DOJ. During the first quarter of fiscal year 2006, Brocade began active settlement discussions with the Staff of the SEC’s Division of Enforcement, or the Staff, regarding its financial restatements related to stock option accounting. As a result of these discussions, for the three months ended January 28, 2006, Brocade recorded a $7.0 million provision for an estimated settlement expense. The $7.0 million estimated settlement expense was based on an offer of settlement that Brocade made to the Staff and was subject to final approval by the SEC’s Commissioners. On May 31, 2007, the offer of settlement was approved by the SEC’s Commissioners. On August 27, 2007, final judgment approving the settlement was entered by the United States District Court for the Northern District of California. The $7.0 million was paid on August 31, 2007.
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

     Beginning on or about May 24, 2005, several derivative actions were also filed against certain of Brocade’s current and former directors and officers. These actions were filed in the United States District Court for the Northern District of California and in the California Superior Court in Santa Clara County. The complaints allege that certain of Brocade’s officers and directors breached their fiduciary duties to Brocade by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. Brocade is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The derivative actions pending in the District Court for the Northern District of California were consolidated and the Court created a Lead Counsel structure. The derivative plaintiffs filed a consolidated complaint in the District Court for the Northern District of California on October 7, 2005, and Brocade filed a motion to dismiss that action on October 27, 2005. On January 6, 2006, Brocade’s motion was granted and the consolidated complaint in the District Court for the Northern District of California was dismissed with leave to amend. The parties to this action subsequently reached a preliminary settlement, and on February 14, 2007, the Court entered an Order granting preliminary approval of the settlement. Objections to the settlement have been filed, and the settlement remains subject to final approval by the Court.
     The derivative actions pending in the Superior Court in Santa Clara County were consolidated. The derivative plaintiffs filed a consolidated complaint in the Superior Court in Santa Clara County on September 19, 2005. Brocade filed a motion to stay that action in deference to the substantially identical consolidated derivative action pending in the District Court for the Northern District of California, and on November 15, 2005, the Court stayed the action. In October 2006, the Court partially lifted the stay and granted plaintiffs leave to file an amended complaint. On November 13, 2006, plaintiffs filed an amended complaint, and Brocade filed a demurrer to the action on March 9, 2007.
     No amounts have been recorded in Brocade’s Consolidated Financial Statements associated with these matters as the amounts are not probable and reasonably estimable other than the $7.0 million provision for an estimated settlement expense with the SEC as noted above, which settlement received final Court approval on August 27, 2007 and the $7.0 million settlement amount was released to the SEC.
Legal fees associated with indemnification obligations, defense, and other related costs
     Pursuant to the Company’s charter documents and indemnification agreements, the Company has certain indemnification obligations to its directors, officers, and certain former directors and officers. Pursuant to such obligations, the Company has incurred expenses related to amounts paid to certain former executive officers of the Company who are subject to pending criminal and/or civil charges by the SEC and other governmental agencies in connection with Brocade’s historical stock option grant practices.
Integration costs
     In connection with the acquisition of McDATA, the Company recorded acquisition and integration costs of $4.1 million and $19.1 million for the three and nine months ended July 28, 2007, respectively, which consisted primarily of costs incurred for consulting services and other professional fees. No amounts have been recorded in Brocade’s Condensed Consolidated Financial Statements associated with acquisition and integration costs for the three and nine months ended July 29, 2006.
8. Derivative Accounting Policies
     In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. The derivatives entered into by the Company qualify for, and are designated as, fair value hedges and foreign-currency cash flow hedges as per the definitions in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, incorporating FASB Statements No. 137, 138 and 149 (“SFAS 133”).
     The derivatives are recognized on the balance sheet at their respective fair values. Unrealized gain positions are recorded as other current assets. Unrealized loss positions are recorded as other liabilities or other non-current liabilities. Changes in fair values of outstanding cash flow hedges that are highly effective as per the definition in SFAS 133 are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the underlying hedged transaction. In most cases amounts recorded in other comprehensive income will be released to earnings at maturity of the related derivative. The recognition of effective hedge results offsets the gains or losses on the underlying exposure. Cash flows from derivative transactions are classified according to the nature of the risk being hedged.

     The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. This documentation includes linking all derivatives either to specific assets and liabilities on the balance sheet or specific firm commitments or forecasted transactions. The Company also formally assesses both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.
     The Company discontinues hedge accounting prospectively when (1) the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.
     When the Company discontinues hedge accounting but it continues to be probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is no longer probable that a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet until maturity, recognizing future changes in the fair value in current-period earnings. Any hedge ineffectiveness is recorded in current-period earnings in other expense (income), net. Effectiveness is assessed based on the comparison of current forward rates to the rates established on the Company’s hedges.
     The Company assumed two interest rate swaps as part of the McDATA acquisition to address interest rate market risk exposure of the two debt agreements assumed. On February 15, 2007, the Company paid approximately $1.4 million to settle its interest rate swap agreement associated with the debt purchased from CNT in conjunction with the payment of the underlying debt. On July 24, 2007, the Company paid approximately $7.4 million to settle its interest rate swap agreement associated with the debt purchased from McDATA (see Note 6).
     Foreign Currency Cash Flow Hedge
     As of July 28, 2007, losses of $0.5 million, net, which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive income/(loss) within unrealized translation adjustment. Hedge ineffectiveness, which is reported in the Condensed Consolidated Statements of Operations was not significant.
9. Segment Information
     FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The chief operating decision maker is the Chief Executive Officer (“CEO”).
     Prior to the Merger with McDATA during the second quarter of the current fiscal year, the Company had one reporting segment relating to the design, development, manufacture and sale of data access and storage networking solutions that provide highly-available, scalable and centrally-managed storage area networks . The Company’s CODM, as defined by SFAS 131, has allocated resources and assessed the performance of the Company based on consolidated revenue and overall profitability. Because of the completion of the integration of McDATA’s service business, the Company is operating in two distinct reporting segments, one for products and the other for services. The products segment consists of hardware and software products. The services segment consists of break/fix maintenance, extended warranty, installation, consulting, network management, related software maintenance and support revenue, and telecommunications services.
     Financial decisions and the allocation of resources are based on the information from the Company’s management reporting system. At this point in time, the Company does not track all of its assets by operating segments. Consequently, it is not practical to show assets by operating segments.

     Summarized financial information by operating segment for the three and nine months ended July 28, 2007 and July 29, 2006, based on the internal management system is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 28,	July 29,	July 28,	July 29,
	2007	2006	2007	2006
Revenue
Product	$282,855	$174,209	$790,509	$500,177
Service	44,600	14,738	106,370	41,594

Total	327,455	188,947	896,879	541,771

Cost of Revenue
Product	131,862	67,220	345,153	198,208
Service	29,805	9,813	73,724	25,804

Total	161,667	77,033	418,877	224,012
Gross margin
Product	150,993	106,989	445,356	301,969
Service	14,795	4,925	32,646	15,790

Total	$165,788	$111,914	$478,002	$317,759
10. Net Income per Share
     The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 28,	July 29,	July 28,	July 29,
	2007	2006	2007	2006
Net income	$10,690	$24,498	$44,852	$47,671

Basic and diluted net income per share:
Weighted-average shares of common stock outstanding	397,397	271,307	357,104	271,905
Less: Weighted-average shares of common stock subject to repurchase	(4,947)	(1,889)	(3,477)	(1,911)

Weighted-average shares used in computing basic net income per share	392,450	269,417	353,627	269,794
Dilutive effect of common share equivalents	14,663	4,542	14,453	3,690

Weighted-average shares used in computing diluted net income per share	407,113	273,959	368,080	273,484

Basic net income per share	$0.03	$0.09	$0.13	$0.18

Diluted net income per share	$0.03	$0.09	$0.12	$0.17

     For the three months ended July 28, 2007 and July 29, 2006, potential common shares in the form of stock options to purchase 14.4 million and 25.3 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share. For the nine months ended July 28, 2007 and July 29, 2006, potential common shares in the form of stock options to purchase 4.9 million and 32.6 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share. For both the three months and the nine months ended July 28, 2007 and July 29, 2006, potential common shares of 12.1 million and 6.4 million, respectively, resulting from the potential conversion, on a weighted average basis, of the Company’s convertible subordinated debt were antidilutive and therefore not included in the computation of diluted earnings per share for that period. No dilutive effect has been included for the share options sold in relation to the convertible subordinated debt because of their anti-dilutive impact.
11. Acquisitions
McDATA Corporation
     On January 29, 2007, the Company completed its acquisition of McDATA Corporation by the merger of Worldcup Merger Corporation (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of the Company, with and into McDATA, in accordance with the Agreement and Plan of Reorganization, dated as of August 7, 2006, as amended, by and among the Company, Merger Sub and McDATA, which is hereafter referred to as the Merger Agreement. As a result of the Merger, McDATA is now a wholly-owned subsidiary of the Company. McDATA provides storage networking and data infrastructure solutions.

     Pursuant to the terms of the Merger Agreement, each outstanding share of Class A and Class B common stock of McDATA was converted into the right to receive 0.75 shares of the Company’s common stock. Additionally, each outstanding option to purchase McDATA Class A or Class B common stock was assumed by the Company and now represents an option to acquire shares of common stock of the Company, subject to the applicable conversion ratio, on the terms and conditions set forth in the Merger Agreement. Based on Brocade’s closing stock price on January 26, 2007, the transaction was valued at approximately $658.9 million.
     The results of operations of McDATA are included in the accompanying Condensed Consolidated Statement of Operations from the date of the acquisition. The Company considers the acquisition of McDATA to be material to its results of operations, and therefore is presenting pro forma statements of operations for the three and nine months ended July 28, 2007 and July 29, 2006.
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

	Three Months Ended		Nine Months Ended
	July 28,	July 29,	July 28,	July 29,
	2007	2006 (1)	2007 (2)	2006 (3)
Total Revenue	$327,455	$339,077	$1,052,968	$1,041,964
Pretax income	21,474	275	46,727	15,689
Net Income (loss)	10,690	(5,414)	5,201	(4,672)
Basic earnings per share	$0.03	$(0.01)	$0.01	$(0.01)

(1)	The financial pro forma results for the three months ended July 29, 2006 include Brocade’s historical three months ended July 29, 2006 and McDATA’s historical three months ended July 31, 2006, including amortization related to fair value adjustments based on the fair values of assets acquired and liabilities assumed and deferred compensation recognized as of the McDATA acquisition date of January 29, 2007.

(2)	The financial pro forma results for the nine months ended July 28, 2007 include Brocade’s historical results for the nine months ended July 28, 2007 and McDATA’s historical results for the three months ended October 31, 2006, including amortization related to fair value adjustments based on the fair values of assets acquired and liabilities assumed and deferred compensation recognized as of the McDATA acquisition date of January 29, 2007.

(3)	The financial pro forma results for the nine months ended July 29, 2006 include Brocade’s historical nine months ended July 29, 2006 and McDATA’s historical three months ended January 31, 2006 and six months ended July 31, 2006, including amortization related to fair value adjustments based on the fair values of assets acquired and liabilities assumed and deferred compensation recognized as of the McDATA acquisition date of January 29, 2007.
     The total purchase price was $658.9 million. The purchase price included direct acquisition costs of $23.4 million.
     In connection with this acquisition, the Company allocated the total purchase consideration to the net assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date, resulting in goodwill of approximately $370.3 million which is not expected to be deductible for income tax purposes. The following table summarizes the initial allocation of the purchase price based on the fair value of the assets and liabilities acquired (in thousands):

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

During the three months ended July 28, 2007, the Company determined it was appropriate to record certain adjustments to the fair value of assets and liabilities acquired from McDATA. See Note 12 for details.
Silverback Systems, Inc.
     On January 5, 2007, the Company completed its acquisition of Silverback Systems, Inc. (“Silverback”), a privately held provider of network acceleration technology headquartered in Campbell, California. This acquisition further enables the Company to provide communications solutions for SAN networks.
     The results of operations of Silverback are included in the accompanying Condensed Consolidated Statement of Operations from the date of the acquisition. The Company does not consider the acquisition of Silverback to be material to its results of operations, and therefore is not presenting pro forma statements of operations for the three and nine months ended July 28, 2007 and July 29, 2006.
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

NuView, Inc.
     On March 6, 2006, the Company completed its acquisition of NuView, Inc. (“NuView”), a privately held software developer based in Houston, Texas. Of the total purchase price of $60.5 million, $32.0 million was held in escrow for a period of 15 months from the transaction date. In August 2006, $25.0 million and in June 2007, $7.0 million, were released from the NuView acquisition-related escrow fund as the conditions of its release were deemed to have been satisfied.
     Additionally, for the three months ended July 28, 2007, the Company recorded total acquisition-related retention and bonus compensation expense of $1.2 million. Of that amount, $0.2 million was related to the acquisition of McDATA in January 2007, $0.6 million was related to the acquisition of NuView, Inc. in March 2006 and $0.4 million was related to the acquisition of Silverback in January 2007.

12. Goodwill and Intangible Assets
     The Company’s carrying value of goodwill as of July 28, 2007 consisted of the following (in thousands):

Balance at October 28, 2006	$41,013
Silverback acquisition	8,395
McDATA acquisition (1)	385,081

Balance at July 28, 2007	$434,489

(1)	There is an allocation period, following the consummation of a business combination, during which a Company may be able to make adjustments to the fair values of assets and liabilities acquired. During the three months ended July 28, 2007, the Company recorded the following adjustments to the fair value of assets and liabilities acquired from McDATA:

Balance at April 28, 2007	$370,296
Adjustments related to inventory purchase commitments	11,524
Adjustment related to tax liabilities, net	(3,817)
Fair value adjustment related to debt assumed	6,038
Other adjustments	1,040

Balance at July 28, 2007	$385,081

     The Company amortizes intangible assets over a useful life ranging from 6 months to 7 years. Intangible assets as of July 28, 2007 consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Tradename	$10,164	$940	$9,224
Core/Developed technology	143,014	11,328	131,686
Customer relationships	158,510	6,908	151,602
Non-compete agreements	272	62	210
Backlog	16	16	—

Total intangible assets	$311,976	$19,254	$292,722

     For the three and nine months ended July 29, 2006, total amortization expense related to intangible assets was $0.9 million and $1.4 million, respectively. For the three months ended July 28, 2007, total amortization expense related to intangible assets of $11.3 million is included in cost of revenues and $7.9 million is included in operating expenses in the Condensed Consolidated Statement of Operations. For the nine months ended July 28, 2007, total amortization expense related to intangible assets of $22.6 million is included in cost of revenues and $16.8 million is included in operating expenses in the Condensed Consolidated Statement of Operations. The following table presents the estimated future amortization of intangible assets (in thousands):

Future
Estimated
Fiscal Years	Amortization
2007 (1)	$19,237
2008	67,775
2009	64,600
2010	51,748
2011	41,748
2012	28,393
2013	16,070
2014	3,151

Total	$292,722

(1)	Reflects the remaining 3 months of fiscal 2007
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

Results of Operations
     The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues except for cost of revenues and gross margin which are indicated as a percentage of the respective segment net revenues:

	Three months ended		Nine months ended
	July 28,	July 29,	July 28,	July 29,
	2007	2006	2007	2006
Product	86.4%	92.2%	88.1%	92.3%
Service	13.6	7.8	11.9	7.7

Net Revenues	100.0	100.0	100.0	100.0
Product	46.6	38.6	43.7	39.6
Service	66.8	66.6	69.3	62.0
Cost of revenues	49.4	40.8	46.7	41.3

Product	53.4	64.4	56.3	60.4
Service	33.2	33.4	30.7	38.0
Gross margin	50.6	59.2	53.3	58.7

Operating expenses:
Research and development	16.5	22.5	17.3	22.4
Sales and marketing	17.5	18.8	17.3	18.6
General and administrative	3.8	4.5	3.7	4.3
Legal fees associated with indemnification obligations, defense, and other related costs	5.5	1.6	4.3	1.9
Acquisition and integration costs	1.2	—	2.1	0.1
Provision for SEC settlement	—	—	—	1.3
Amortization of intangible assets	2.4	0.5	1.9	0.3
Facilities lease loss	—	—	—	0.7

Total operating expenses	47.0	47.8	46.6	49.6

Income from operations	3.7	11.4	6.7	9.1
Interest and other income, net	3.4	4.3	3.2	4.1
Interest expense	(0.8)	(1.0)	(0.5)	(1.0)
Gain on sale of investments	0.3	1.4	0.2	0.5

Income before provision for income taxes	6.6	16.2	9.6	12.7
Income tax provision	3.3	3.2	4.6	3.9

Net income	3.3%	13.0%	5.0%	8.8%

     Revenues. Our revenues are derived primarily from sales of our family of SAN products and our service and support offerings related to those products. Our fabric switches and directors, which range in size from 8 ports to 512 ports, connect our customers’ servers and storage devices creating a SAN.
Our total net revenues for the three months ended July 28, 2007 and July 29, 2006 were as follows (in thousands):

	Three Months Ended
	July 28,	% of Net	July 29,	% of Net	Increase/	%
	2007	Revenue	2006	Revenue	(Decrease)	Change
Product	$282,855	86%	$174,209	92%	$108,646	78%
Services	44,600	14%	14,738	8%	29,862	203%

Total Net Revenue	$327,455	100%	$188,947	100%	$138,508	73%
     The increase in net revenues for the three months ended July 28, 2007 as compared with net revenues for the three months ended July 29, 2006 reflects growth in sales of both product and services offerings. The increase in product revenues for the period reflected a 72 percent increase in the number of ports shipped, due in part to the our acquisition of McDATA in January 2007, partially offset by an 8 percent decline in average selling price per port. The increase in service revenues is a result of the McDATA acquisition as well as the continued expansion of our installed base.

     Our total net revenues for the nine months ended July 28, 2007 and July 29, 2006 were as follows (in thousands):

	Nine Months Ended
	July 28,	% of Net	July 29,	% of Net	Increase/	%
	2007	Revenue	2006	Revenue	(Decrease)	Change
Product	$790,509	88%	$500,177	92%	$290,333	58%
Services	106,370	12%	41,594	8%	64,776	156%

Total Net Revenue	$896,879	100%	$541,771	100%	$355,109	66%
     The increase in net revenues for the nine months ended July 28, 2007 as compared with net revenues for the nine months ended July 29, 2006 reflects growth in sales of both products and services offerings. The increase in product revenues for the period reflected a 65 percent increase in the number of ports shipped, partially offset by a 5 percent decline in average selling price per port. The increase in service revenues is a result of the McDATA acquisition as well as the continued expansion of our installed base.
     For both the three and nine months ended July 28, 2007, the declines in average selling prices are the result of a continuing competitive pricing environment and change in product mix. We believe the increase in the number of ports shipped reflects higher demand for our products due in part to expansion of our installed base as a result of the McDATA acquisition as well as higher market demand as end-users continue to consolidate storage and servers infrastructures using SANs, expand SANs to support more applications, and deploy SANs in new environments.
     Going forward, we expect the number of ports shipped to fluctuate depending on the demand for our existing and recently introduced products as well as the timing of product transitions by our OEM customers. We also expect that average selling prices per port will likely decline at rates consistent with or slightly below historical rates, unless they are adversely affected by accelerated pricing pressures, new product introductions by us or our competitors, or other factors that may be beyond our control. We expect quarterly fluctuations in revenue to be consistent with historic seasonal trends. Historically, we experience the highest level of demand in our first quarter, followed by our fourth quarter, with the lowest seasonal demand occurring in our third quarter, followed by our second quarter.
     Our total net revenues by geographical area for the three months ended July 28, 2007 and July 29, 2006 were as follows (in thousands):

	Three Months Ended
	July 28,	% of Net	July 29,	% of Net	Increase/	%
	2007	Revenue	2006	Revenue	(Decrease)	Change
Domestic	$189,672	58%	$122,597	65%	$67,075	55%
International	137,783	42%	66,350	35%	71,433	108%

Total Net Revenue	$327,455	100%	$188,947	100%	$138,508	73%

     From a geographical perspective, our total net revenues for the nine months ended July 28, 2007 and July 29, 2006 were as follows (in thousands):

	Nine Months Ended
	July 28,	% of Net	July 29,	% of Net	Increase/	%
	2007	Revenue	2006	Revenue	(Decrease)	Change
Domestic	$548,018	61%	$345,734	63%	$202,284	59%
International	348,861	39%	196,037	37%	152,824	78%

Total Net Revenue	$896,879	100%	$541,771	100%	$355,108	66%
     Historically, domestic revenues have accounted for between 60 percent and 70 percent of total revenues. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. For the three months ended July 28, 2007 as compared to the three months ended July 29, 2006, international revenues increased as a percentage of revenue primarily as a result of slower growth in the North America region relative to Europe. For the nine months ended July 28, 2007 as compared to the nine months ended July 29, 2006, the mix between domestic and international revenues is relatively unchanged. Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM customers, but we believe international revenue is a larger percent of our revenue than the attributed revenues may indicate.
     A significant portion of our revenue is concentrated among a relatively small number of OEM customers. For the three months ended July 28, 2007, three customers each represented ten percent or more of our total revenues for a combined total of 64 percent of our total revenues. For the three months ended July 29, 2006, the same three customers each represented ten percent or more of our total revenues for combined total of 74 percent of total revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM customers. Therefore, the loss of, or a decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers could seriously harm our financial condition and results of operations.
     Cost of Goods Sold. Cost of goods sold consists of product costs, which typically vary with volume and manufacturing operations costs, which do not change directly with volume.
     Cost of goods sold for the three months ended July 28, 2007 and July 29, 2006 were as follows (in thousands):

	Three Months Ended
	July 28,	% of Net	July 29,	% of Net	Increase/	% Points
	2007	Revenue	2006	Revenue	(Decrease)	Change
Product	$131,862	47%	$67,220	39%	$64,642	8%
Services	29,805	67%	9,813	67%	19,992	—%

Total Cost of Goods Sold	$161,667	49%	$77,033	41%	$84,634	8%
     Gross margin for the three months ended July 28, 2007 was 50.6 percent, a decrease of 8.6 percentage points from 59.2 percent for the three months ended July 29, 2006. For the three months ended July 28, 2007, product costs relative to net revenues increased by 0.4 percent as compared to the three months ended July 29, 2006. This is primarily the result of $11.3 million in intangibles amortization included in product costs in the 2007 period compared with no intangibles amortization included in product costs in the 2006 period. During the three months ended July 28, 2007, product costs aside from amortization were relatively unchanged, as declines in average selling price were matched by declines in product costs, in part due to an increase in the volume of shipments. Manufacturing operations costs and service operations costs increased by 8.3 percent relative to net revenues primarily due to increased headcount, as the service and support organizations were expanded as a result of the McDATA acquisition as well as due to increased engineering charges, as products moved from the development phase into the sustaining phase. Amortization of intangibles of $11.3 million in the three months ended July 28, 2007 resulted from the McDATA acquisition.
     Cost of goods sold for the nine months ended July 28, 2007 and July 29, 2006 were as follows (in thousands):

	Nine Months Ended
	July 28,	% of Net	July 29,	% of Net	Increase/	% Points
	2007	Revenue	2006	Revenue	(Decrease)	Change
Product	$345,153	44%	$198,208	40%	$146,945	4%
Services	73,724	69%	25,804	62%	47,920	7%

Total Cost of Goods Sold	$418,877	47%	$224,012	41%	$194,865	6%

     Gross margin for the nine months ended July 28, 2007 was 53.3 percent, a decrease of 5.4 percentage points from 58.7 percent for the nine months ended July 29, 2006. For the nine months ended July 28, 2007, product costs relative to net revenues remained flat as compared to the nine months ended July 29, 2006. Declines in average selling price were less than declines in product costs in part due to an increase in the volume of shipments. For the nine months ended July, 28, 2007, manufacturing operation costs and service operation costs increased by 6.5 percent relative to net revenues primarily due to increased headcount as our service and support organizations were expanded as a result of the McDATA acquisition as well as increased engineering charges as products transitioned into the sustaining phase from the development phase.
     Gross margin is primarily affected by average selling price per port, number of ports shipped, and cost of goods sold. As described above, we expect that average selling prices per port for our products will continue to decline at rates consistent with, or slightly below, historical rates, unless they are further affected by accelerated pricing pressures, new product introductions by us or our competitors, or other factors that may be beyond our control. We believe that we have the ability to partially mitigate the effect of declines in average selling price per port on gross margins through our product and manufacturing operations cost reductions. However, the average selling price per port could decline at a faster pace than we anticipate. If this dynamic occurs, we may not be able to reduce our costs fast enough to prevent a decline in our gross margins. In addition, we must continue to increase the current volume of ports shipped to maintain our current gross margins. If we are unable to offset future reductions of average selling price per port with reductions in product and manufacturing operations costs, or if as a result of future reductions in average selling price per port our revenues do not grow, our gross margins would be negatively affected.
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
     Research and development expenses for the three months ended July 28, 2007 and July 29, 2006 were as follows (in thousands):

July 28,	% of Net	July 29,	% of Net	% Points
2007	Revenue	2006	Revenue	Change
$54,085	17%	$42,534	23%	(6)%
     For the three months ended July 28, 2007 as compared to the three months ended July 29, 2006, R&D expenses increased by $11.6 million, or 27 percent. This increase is primarily due to a $5.7 million increase in salaries and headcount related costs as a result of the McDATA acquisition and the acquisition of Silverback Systems, Inc., $3.9 million in additional outside service related expenses resulting from growth in product development and new product introductions, a $7.0 million increase in amortization of intangible assets, offset by a decrease of $5.8 million related to more products transitioned into the sustaining phase from the development phase. R&D expenses fell 6 percentage points as a percent of total net revenue in the three months ended July 28, 2007 compared with the three months ended July 29, 2006.
     Research and development expenses for the nine months ended July 28, 2007 and July 29, 2006 were as follows (in thousands):

July 28,	% of Net	July 29,	% of Net	% Points
2007	Revenue	2006	Revenue	Change
$154,780	17%	$121,416	22%	(5)%
     For the nine months ended July 28, 2007 as compared to the nine months ended July 29, 2006, R&D expenses increased by $33.4 million, or 27 percent. This increase is primarily due to a $24.0 million increase in salaries and headcount related costs as a result of the McDATA and Silverback acquisitions, $9.2 million additional outside service related expenses resulting from growth in product development and new product introductions, and a $15.3 million increase in amortization of intangible assets, offset by a decrease of $16.9 million related to more products transitioned into the sustaining phase from the development phase. R&D expenses fell 5 percentage points as a percent of total net revenue in the nine months ended July 28, 2007 compared with the nine months ended July 29, 2006.
     We currently anticipate that R&D expenses, as a percent of revenue, for the three months ended October 27, 2007, will increase as compared to the three months ended July 28, 2007.
     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses.
     Sales and marketing expenses for the three months ended July 28, 2007 and July 29, 2006 were as follows (in thousands):

July 28,	% of Net	July 29,	% of Net	% Points
2007	Revenue	2006	Revenue	Change
$57,200	17%	$35,501	19%	(2)%
     For the three months ended July 28, 2007 as compared to the three months ended July 29, 2006, sales and marketing expenses increased by $21.7 million, or 61 percent. This increase is primarily due to the McDATA acquisition, and included a $13.0 million increase in salaries and headcount related expenses, a $4.6 million increase in outside service related expenses and a $0.9 million increase in IT and related expenses. Sales and marketing expenses fell 2 percentage points as a percent of total revenue in the three months ended July 28, 2007 compared to the three months ended July 29, 2006.
     Sales and marketing expenses for the nine months ended July 28, 2007 and July 29, 2006 were as follows (in thousands):

July 28,	% of Net	July 29,	% of Net	% Points
2007	Revenue	2006	Revenue	Change
$155,150	17%	$100,682	19%	(2)%
     For the nine months ended July 28, 2007 as compared to the nine months ended July 29, 2006, sales and marketing expenses increased by $54.5 million, or 54 percent. This increase is primarily due to the McDATA acquisition including; a $33.2 million increase in salaries and headcount related expenses, a $10.3 million increase in outside services, a $0.7 million increase in equity based compensation, and a $2.6 million increase in IT and related expenses. Sales and marketing expenses fell 2 percentage points as a percent of total revenue in the nine months ended July 28, 2007 compared to the nine months ended July 29, 2006.
     We currently anticipate that sales and marketing expenses for the three months ended October 27, 2007 will be consistent with the three months ended July 28, 2007.
     General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses.
     General and administrative expenses for the three months ended July 28, 2007 and July 29, 2006 were as follows (in thousands):

July 28,	% of Net	July 29,	% of Net	% Points
2007	Revenue	2006	Revenue	Change
$12,536	4%	$8,426	4%	—%
     G&A expenses for the three months ended July 28, 2007 as compared to the three months ended July 29, 2006 increased by $4.1 million, or 49 percent. The increase in G&A is primarily due to the McDATA acquisition and reflects a $5.4 million increase in salaries and headcount related. G&A expenses as a percent of total net revenue were relatively unchanged in the three months ended July 28, 2007 as compared with the three months ended July 29, 2006.
     General and administrative expenses for the nine months ended July 28, 2007 and July 29, 2006 were as follows (in thousands):

July 28,	% of Net	July 29,	% of Net	% Points
2007	Revenue	2006	Revenue	Change
$33,511	4%	$23,523	4%	—%

     G&A expenses for the nine months ended July 28, 2007 as compared to the nine months ended July 29, 2006, increased by $10.0 million, or 42 percent. The increase in G&A is primarily due to the McDATA acquisition and reflects a $12.6 million increase in salaries and headcount related expenses. G&A expenses as a percent of total net revenue were relatively unchanged in the nine months ended July 28, 2007 as compared with the nine months ended July 29, 2006.
     We currently anticipate that G&A expenses, as a percent of revenue, for the three months ending October 27, 2007 will be consistent with the three months ended July 28, 2007.
     Legal fees associated with indemnification obligations, defense, and other related costs. These expenses consist of professional legal and accounting service fees for various matters, including applicable indemnification obligations, defense of the Company in legal proceedings, the completed internal reviews and the SEC and Department of Justice (“DOJ”) joint investigations regarding historical stock option granting practices. Pursuant to the Company’s charter documents and indemnification agreements, the Company has certain indemnification obligations to its directors, officers, and certain former directors and officers. Pursuant to such obligations, the Company incurred expenses related to amounts paid to certain former executive officers of the Company who are subject to pending criminal and/or civil charges by the SEC and other governmental agencies in connection with Brocade’s historical stock option grant practices.
     Legal fees associated with indemnification obligations, defense, and other related costs for the three months ended July 28, 2007 and July 29, 2006 were as follows (in thousands):

July 28, 2007	% of Net Revenue	July 29, 2006	% of Net Revenue	% Points Change

$17,984	5%	$2,990	2%	3%
     Legal fees associated with indemnification obligations, defense, and other related costs for the nine months ended July 28, 2007 and July 29, 2006 were as follows (in thousands):

July 28, 2007	% of Net Revenue	July 29, 2006	% of Net Revenue	% Points Change

$38,446	4%	$10,179	2%	2%
     Fluctuations in legal fees for the three and nine months ended July 28, 2007 as compared to the three and nine months ended July 29, 2006 are due to the timing of costs incurred.
     Acquisition and integration costs.
     Acquisition and integration costs for the three months ended July 28, 2007 and July 29, 2006 were as follows (in thousands):

July 28, 2007	% of Net Revenue	July 29, 2006	% of Net Revenue	% Points Change

$4,055	1%	$ —	—%	1%
     Acquisition and integration costs for the nine months ended July 28, 2007 and July 29, 2006 were as follows (in thousands):

July 28, 2007	% of Net Revenue	July 29, 2006	% of Net Revenue	% Points Change

19,051	2%	$585	—%	2%
     In connection with our acquisition of McDATA (see Note 11 “Acquisitions” of the Notes to Condensed Consolidated Financial Statements), we recorded acquisition and integration costs during the three and nine months ended July 28, 2007, which consisted primarily of costs incurred for consulting services, other professional fees, and bonuses paid to transitional employees. In connection with our acquisition of NuView we recorded acquisition related expenses of $0.6 million during the nine months ended July 29, 2006.

     Provision for SEC settlement.
     Provision for SEC settlement for the nine months ended July 28, 2007 and July 29, 2006 was as follows (in thousands):

July 28, 2007	% of Net Revenue	July 29, 2006	% of Net Revenue	% Points Change

$ —	—%	$7,000	1%	(1)%
     Following investigations by the SEC and DOJ regarding the Company’s historical stock option granting practices and as a result of settlement discussions with the Staff of the SEC’s Division of Enforcement, for the three months ended January 28, 2006, Brocade recorded a $7.0 million provision for estimated settlement expense. The $7.0 million estimated settlement expense was based on an offer of settlement that Brocade made to the Staff and was subject to final approval by the SEC’s Commissioners. On May 31, 2007, the offer of settlement was approved by the SEC’s Commissioners. On August 27, 2007, final judgment approving the settlement was entered by the United States District Court for the Northern District of California and the $7.0 million settlement amount was released to the SEC.
     Amortization of intangible assets.
     Amortization of intangible assets for the three months ended July 28, 2007 and July 29, 2006 was as follows (in thousands):

July 28, 2007	% of Net Revenue	July 29, 2006	% of Net Revenue	% Point Change

$7,924	2%	$888	0.5%	2%
     Amortization of intangible assets for the nine months ended July 28, 2007 and July 29, 2006 was as follows (in thousands):

July 28, 2007	% of Net Revenue	July 29, 2006	% of Net Revenue	% Point Change

$16,810	2%	$1,406	0.3%	2%
     During the three and nine months ended July 28, 2007, we recorded amortization of intangible assets related to the acquisitions of McDATA, Silverback and NuView. The increase in amortization of intangible assets for the three and nine months ended July 28, 2007 as compared to the three and nine months ended July 29, 2006 is due to the McDATA acquisition which was completed near the beginning of our second fiscal quarter of 2007. We account for intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Intangible assets are recorded based on estimates of fair value at the time of the acquisition and identifiable intangible assets are amortized on a straight line basis over their estimated useful lives (see Note 12: “Goodwill and Other Identifiable Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements).
     Interest and other income, net.
     Interest and other income, net, for the three months ended July 28, 2007 and July 29, 2006 was as follows (in thousands):

July 28, 2007	% of Net Revenue	July 29, 2006	% of Net Revenue	% Point Change

$11,058	3%	$8,133	4%	(1)%
     Interest and other income, net, for the nine months ended July 28, 2007 and July 29, 2006 was as follows (in thousands):

July 28, 2007	% of Net Revenue	July 29, 2006	% of Net Revenue	% Point Change

$28,565	3%	$22,391	4%	(1)%
     For the three and nine months ended July 28, 2007 as compared to the three and nine months ended July 29, 2006, the increase in interest and other income was primarily related to higher average rates of return due to investment mix and an increase in interest rates, as well as increased average cash, cash equivalent, and short and long-term investment balances as a result of the McDATA acquisition.
     Facilities Lease losses.

July 28, 2007	% of Net Revenue	July 29, 2006	% of Net Revenue	% Point Change

$ —	—%	$3,775	0.02%	(100)%

     During the nine months ended July 29, 2006, the Company recorded a charge of $3.8 million related to estimated facilities lease losses, net of expected sublease income. This charge represented an estimate based on current market data. The Company revised certain estimates and assumptions, including those related to estimated sublease rates, estimated time to sublease the facilities, expected future operating costs, and expected future use of the facilities. No charges were recorded during the three months ended July 29, 2006 and no charges were recorded during the three and nine months ended July 28, 2007.
     Interest expense.
     Interest expense primarily represents the interest cost associated with our convertible subordinated debt (see Note 6: “Convertible Subordinated Debt,” of the Notes to the Condensed Consolidated Financial Statements).
     Interest expense for the three months ended July 28, 2007 and July 29, 2006 was as follows (in thousands):

July 28, 2007	% of Net Revenue	July 29, 2006	% of Net Revenue	% Point Change

$(2,683)	(1%)	$(1,863)	(1%)	(0%)
     The increase in interest expense for the three months ended July 28, 2007 as compared to the three months ended July 29, 2006 was primarily the result of the assumption of debt as a result of the McDATA acquisition.
     Interest expense for the nine months ended July 28, 2007 and July 29, 2006 was as follows (in thousands):

July 28, 2007	% of Net Revenue	July 29, 2006	% of Net Revenue	% Point Change

$(4,741)	(1%)	$(5,478)	(1%)	(0%)
     The decrease in interest expense for the nine months ended July 28, 2007 as compared to the nine months ended July 29, 2006 was primarily due to a reduction in the outstanding balance of our convertible subordinated debt during the first nine months of fiscal 2006 compared to the outstanding balance and interest rate of our convertible subordinated debt during the first nine months of fiscal 2007. As of July 28, 2007 and July 29, 2006, the fair value of the outstanding balance of our convertible subordinated debt was $167.0 and $278.9 million, respectively.
Provision for income taxes
     Provision for income taxes for the three months ended July 28, 2007 and July 29, 2006 was as follows (in thousands):

July 28, 2007	% of Net Revenue	July 29, 2006	% of Net Revenue	% Point Change

$10,784	3%	$6,032	4%	(1%)
     Provision for income taxes for the nine months ended July 28, 2007 and July 29, 2006 was as follows (in thousands):

July 28, 2007	% of Net Revenue	July 29, 2006	% of Net Revenue	% Point Change

$41,058	5%	$21,098	4%	1%
     For the three and nine months ended July 28, 2007, our income tax provision was based on both domestic and international operations. We expect to continue to record an income tax provision for our international and domestic operations in the future. Since we have a full valuation allowance against deferred tax assets which result from U.S. operations, U.S. income tax expense or benefits are offset by releasing or increasing, respectively, the valuation allowance. Our U.S. federal income tax liability is reduced by the utilization of net operating loss and credit carryforwards from prior years such that only alternative minimum tax results. To the extent utilization of net operating losses or credit carryforwards are attributable to the operations of McDATA prior to the acquisition; the resulting tax benefit is recorded to goodwill. If these carryforwards are fully utilized against future earnings, our U.S. federal effective tax rate is expected to increase. To the extent that international revenues and earnings differ from those historically achieved, a factor largely influenced by the buying behavior of our OEM partners, or unfavorable changes in tax laws and regulations occur, our income tax provision could change.

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
     In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction by jurisdiction basis. In determining future taxable income, we are responsible for assumptions utilized including the amount of state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgments about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. The combined company’s consecutive losses in two of the last four fiscal quarters and uncertainties related to our integration of McDATA, and subsequent business risks represented sufficient negative evidence to require a full valuation allowance. As of July 28, 2007, we had a valuation allowance against the deferred tax assets, which we intend to maintain until sufficient positive evidence exists to support reversal of the valuation allowance. Future reversals or increases to our valuation allowance could have a significant impact on our future operating results.
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
     In November 2005, we were notified by the Internal Revenue Service (“IRS”) that our domestic federal income tax return for the year ended October 25, 2003 was subject to audit. The IRS has issued two Notices of Proposed Adjustment (“NOPAs”) related to the research and development credit which the Company is contesting. In the second quarter of fiscal year 2007 we received three NOPAs related to transfer pricing. The Company is currently contesting these three adjustments and we believe we have adequate reserves to cover any potential assessments that may result from the examination. If upon resolution, we are required to pay an amount in excess of our provision, an incremental charge to earnings may result in the current period. No payments will result as we have sufficient loss carryforwards to offset the incremental taxable income resulting from the assessment.
     Stock compensation expense.
     Stock compensation expense for the three months ended July 28, 2007 and July 29, 2006 was as follows (in thousands):

July 28, 2007	% of Net Revenue	July 29, 2006	% of Net Revenue	% Point Change

$9,712	3%	$8,469	5%	(2)%
     Stock compensation expense for the nine months ended July 28, 2007 and July 29, 2006 was as follows (in thousands):

July 28, 2007	% of Net Revenue	July 29, 2006	% of Net Revenue	% Point Change

$24,443	3%	$23,366	4%	(1)%

     Stock compensation expense was included in the following statements of operations line items for the three and nine months ended July 28, 2007 and July 29, 2006 as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 28, 2007	July 29, 2006	July 28, 2007	July 29, 2006
Cost of goods sold	$3,128	$2,027	$7,500	$6,163
Research and development	2,992	3,403	7,802	9,084
Sales and marketing	2,453	2,029	6,114	5,457
General and administrative	1,139	1,010	3,027	2,662

Total stock compensation	$9,712	$8,469	$24,443	$23,366
     Included in the amounts presented above is stock compensation arising from stock option grants remeasured at their intrinsic value and subject to change in measurement date. Stock based compensation expense for these options was ($0.4) million and $1.8 million for the three months ended July 28, 2007 and July 29, 2006, respectively. Stock based compensation expense for these options was ($0.5) million and $1.9 million for the nine months ended July 28, 2007 and July 29, 2006, respectively. The stock compensation expense associated with remeasuring awards at their intrinsic value each reporting period will vary significantly as a result of future changes in the market value of our common stock until those options are either exercised or expire unexercised. The change in stock-based compensation for these awards during the three and nine months ended July 28, 2007 as compared to the three and nine months ended July 29, 2006 is due to a change in market values of our common stock during the reported periods as well as exercise behaviors of the holders of these options.
Liquidity and Capital Resources

	July 28,	October 28,	Increase/
	2007	2006	(Decrease)
	(in thousands)
Cash and cash equivalents	$374,408	$274,368	$100,040
Short-term investments, restricted and unrestricted	313,902	267,694	46,208
Long-term investments	117,865	40,492	77,373

Total	$806,175	$582,554	$223,621

Percentage of total assets	41%	65%
     Cash, cash equivalents, restricted short-term investments, and short-term and long-term investments as of July 28, 2007 increased $223.6 million over the balance as of October 28, 2006. For the three months and nine months ended July 28, 2007, we generated $36.3 million and $115.9 million in cash from operating activities, respectively, which significantly exceeded net income for the three and nine months ended July 28, 2007, respectively, as a result of non-cash items related to depreciation and amortization as well as acquisition related accounts receivable coupled with a relatively high level of collections during the periods. Days sales outstanding in receivables for the nine months ended July 28, 2007 was 45 days, compared with 38 days for the nine months ended July 29, 2006.
     Net cash provided by investing activities for the nine months ended July 28, 2007 totaled $155.5 million and was the result of $588.2 million in proceeds resulting from maturities and sales of short-term investments, $147.4 million cash acquired in connection with the merger with McDATA, proceeds from maturities and sale of long term investments of $10.9 million, offset by purchases of short-term and long-term investments for a total of $550.5 million and purchases of property and equipment of $41.5 million.
     Net cash used in financing activities for the nine months ended July 28, 2007 totaled $171.0 million. Net cash provided by financing activities was primarily the result of the redemption of the acquired CNT convertible debt for a total of $124.2 million, which we assumed in connection with the McDATA acquisition, coupled with common stock repurchases of $140.9 million, offset by proceeds from the issuance of common stock, net, of $90.7 million.
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
     We have manufacturing agreements with Foxconn, Sanmina and Solectron under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. The required lead-time for placing orders with Foxconn, Sanmina and Solectron depends on the specific product. As of July 28, 2007, our aggregate commitment for inventory components used in the manufacture of Brocade products was $127.6 million, net of purchase commitment reserves of $43.2 million, as reflected in the Condensed Consolidated Balance Sheet, which we expect to utilize during future normal ongoing operations. Although the purchase orders we place with Foxconn, Sanmina and Solectron are cancelable, the terms of the agreements require us to purchase all inventory components not returnable or usable by, or sold to, other customers of the aforementioned contract manufacturers. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.
     On November 18, 2003, we purchased a previously leased building located near our San Jose headquarters, and issued a $1.0 million guarantee as part of the purchase agreements.
     The following table summarizes our contractual obligations (including interest expense) and commitments as of July 28, 2007 (in thousands):

			Less than						More than
	Total		1 Year		1—3 Years		3—5 Years		5 Years
Contractual Obligations:
Non-cancelable operating leases	110,641	(1)		25,576		48,162		13,918		22,985
Capital leases	2,566			1,989		577		—		—
Purchase commitments, gross	127,571	(2)		127,571		—		—		—

Total contractual obligations	$240,778			$155,136		$48,739		$13,918		$22,985

Other Commitments:
Standby letters of credit	$2,693		$	n/a	$	n/a	$	n/a	$	n/a

Guarantee	$1,015		$	n/a	$	n/a	$	n/a	$	n/a

(1)	Amount excludes contractual sublease income of $8.5 million, which consists of $2.8 million to be received in less than 1 year, $5.6 million to be received in 1 through 3 years, and $0.1 million to be received in 3 to 5 years.

(2)	Amount reflects total gross purchase commitments under our manufacturing agreements with third party contract manufacturers. Of this amount, we have accrued $43.2 million for estimated purchase commitments that we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.
     Share Repurchase Program. On January 29, 2007, the Company announced the authorization of $200 million for stock repurchases, which is in addition to the $52.7 million remaining under the previously announced $100 million stock repurchase program approved by our board of directors on August 2004. The purchases may be made, from time to time, in the open market or by privately negotiated transactions and will be funded from available working capital. The Company has also entered into written plan for the automatic repurchase of its securities in accordance with Section 10b5-1 of the Securities Exchange Act of 1934 as part of its share repurchase program. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. For the three months ended July 28, 2007, we have repurchased 6.9 million shares for an aggregate purchase price of $60.2 million. As such, $132.7 million remains available for future repurchases under this program.
     Effective June 26, 2007, the Company implemented a 1-for-100 reverse stock split (the “Reverse Split”) immediately followed by a 100-for-1 forward stock split of the Company’s Common Stock (together with the Reverse Split, the “Reverse/Forward Split”) by filing amendments to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. For stockholders that held less than 100 shares of common stock prior to the Reverse Split, shares of common stock that would have been converted into less than one share in the Reverse Split were instead converted into the right to receive a cash payment equal to $8.44 per share, an amount equal to the average of the closing prices per share of common stock on the NASDAQ Global Select Market for the period of ten consecutive trading days ending on (and including) the effective date. For stockholders that held 100 or more shares of common stock in their account prior to the Reverse Split, any fractional share in such account resulting from the Reverse Split were not cashed out and the total number of shares held by such stockholder did not change as a result of the Reverse/Forward Split. A total of approximately 2.5 million shares of the Company’s common stock were cashed out into an aggregate of approximately $20.8 million as a result of the Reverse/Forward Split.

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
     Accounting for income taxes. We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts, along with net operating loss carryforwards and credit carryforwards. A valuation allowance is recognized to the extent that it is more likely than not that the tax benefits will not be realized. Income tax contingencies are accounted for in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”).
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
Interest Rate Risk
     Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at five major financial institutions in the United States. As of July 28, 2007, we held an immaterial amount of cash flow derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.
     The following table presents the hypothetical changes in fair values of our investments as of July 28, 2007 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			As of	Given an Interest Rate
	Decrease of X Basis Points			July 28,	Increase of X Basis Points
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2007	50 BPS	100 BPS	150 BPS
U.S. government agencies and municipal obligations	$158,749	$156,677	$154,766	$152,988	$151,367	$149,852	$148,444
Corporate bonds and notes	$251,120	$250,067	$249,023	$248,010	$246,984	$245,964	$244,953

Total	$409,869	$406,744	$403,789	$400,998	$398,351	$395,816	$393,397

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
     The following table (in thousands) presents our cash equivalents, short-term, restricted short-term, and long-term investments subject to interest rate risk and their related weighted average interest rates as of July 28, 2007. Carrying value approximates fair value.

		Weighted
		Average
	Amount	Interest Rate
Cash and cash equivalents	$374,408	4.49%
Short-term investments	313,902	5.77%
Long-term investments	117,865	5.16%

Total	$806,175	5.07%

     Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. As of July 28, 2007, the approximate aggregate fair value of the outstanding debt was $159.2. We estimated the fair value of the outstanding debt by using the high and low prices per $100 of the Company’s 2.25% Notes as of the last day of trading for the third fiscal quarter, which were $92.3 and $92.3, respectively.
     Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On July 27, 2007, the last reported sale price of our common stock on the NASDAQ Global Market was $7.37 per share.
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
     (b) Changes in Internal Control Over Financial Reporting.
     There were no changes in our internal controls over financial reporting during the third quarter of fiscal 2007 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     On July 20, 2001, the first of a number of putative class actions for violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Brocade, certain of its officers and directors, and certain of the underwriters for Brocade’s initial public offering of securities. A consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation was filed on April 19, 2002. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in Brocade’s initial public offering and seeks unspecified damages on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against Brocade is being coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases as In Re Initial Public Offering Securities Litigation, 21 MC 92(SAS). In October 2002, the individual defendants were dismissed without prejudice from the action, pursuant to a tolling agreement. On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against Brocade. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Brocade, was submitted to the Court for approval. On August 31, 2005, the Court granted preliminary approval of the settlement. In December 2006, the appellate Court overturned the certification of classes in the six test cases (of which Brocade is not one) that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases.
     McDATA Corporation, Mr. John F. McDonnell, the former Chairman of the board of directors of McDATA, Mrs. Dee J. Perry and Mr. Thomas O. McGimpsey, both former officers of McDATA were named as defendants in purported securities class action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston (CSFB), Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits were filed against McDATA and the individuals. The complaints are identical to numerous other complaints filed against other companies that went public in 1999 and 2000. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had allegedly solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings, or IPOs, and (b) that certain of the underwriters had allegedly entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints allege claims against McDATA, the named individuals, and CSFB, the lead underwriter of McDATA’s August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act. The complaints also allege claims solely against CSFB and the other underwriter defendants under Section 12(a) (2) of the Securities Act, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).. In October 2002, the individual defendants were dismissed without prejudice from the action, pursuant to a tolling agreement. On February 19, 2003, the Court entered a ruling on the pending motions to dismiss, which dismissed some, but not all, of the plaintiffs’ claims against McDATA. These lawsuits have been consolidated as part of In Re Initial Public Offering Securities Litigation (SDNY). In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including McDATA, was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the proposed settlement. In December 2006, the appellate Court overturned the certification of the classes in the six test cases (of which McDATA is not one) that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases.
     A shareholder class action lawsuit was filed against Inrange Technologies Corporation (which was first acquired by CNT and subsequently acquired by McDATA as part of the CNT acquisition) and certain of its officers on November 30, 2001, in the United States District Court for the Southern District of New York, seeking recovery of damages caused by Inrange’s alleged violation of securities laws, including section 11 of the Securities Act and section 10(b) of the Exchange Act. The complaint, which was also filed against the various underwriters that participated in Inrange’s initial public offering (IPO), is identical to hundreds of shareholder class actions pending in this Court in connection with other recent IPOs and is generally referred to as In re Initial Public Offering Securities Litigation. The complaint alleges, in essence, (a) that the underwriters combined and conspired to increase their respective compensation in connection with the IPO by (i) receiving excessive, undisclosed commissions in exchange for lucrative allocations of IPO shares, and (ii) trading in Inrange’s stock after creating artificially high prices for the stock post-IPO through “tie-in” or “laddering” arrangements (whereby recipients of allocations of IPO shares agreed to purchase shares in the aftermarket for more than the public offering price for Inrange shares) and dissemination of misleading market analysis on Inrange’s prospects; and (b) that Inrange violated federal securities laws by not disclosing these underwriting arrangements in its prospectus. The defense has been tendered to the carriers of Inrange’s director and officer liability insurance, and a request for indemnification has been made to the various underwriters in the IPO. At this point, the insurers have issued a reservation of rights letter and the underwriters have refused indemnification. The Court has granted Inrange’s motion to dismiss claims under section 10(b) of the Exchange Act because of the absence of a pleading of intent to defraud. The Court granted plaintiffs leave to replead these claims, but no further amended complaint has been filed. The Court denied Inrange’s motion to dismiss claims under section 11 of the Securities Act. The Court has also dismissed Inrange’s individual officers without prejudice, pursuant to a tolling agreement with the plaintiffs. In June 2004, a stipulation of settlement and release against the issuer defendants, including Inrange was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the proposed settlement. In December 2006, the appellate Court overturned the certification of classes in the six test cases (of which Inrange is not one) that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have file amended master allegations and amended complaints in the six test cases.
     On May 16, 2005, Brocade announced that the SEC and the Department of Justice, or the DOJ, at such time were conducting an investigation regarding Brocade’s historical stock option granting processes. Brocade has been cooperating with the SEC and DOJ. During the first quarter of fiscal year 2006, Brocade began active settlement discussions with the Staff of the SEC’s Division of Enforcement, or the Staff, regarding its financial restatements related to stock option accounting. As a result of these discussions, for the three months ended January 28, 2006, Brocade recorded a $7.0 million provision for an estimated settlement expense. The $7.0 million estimated settlement expense was based on an offer of settlement that Brocade made to the Staff and was subject to final approval by the SEC’s Commissioners. On May 31, 2007, the offer of settlement was approved by the SEC’s Commissioners. On August 27, 2007, final judgment approving the settlement was entered by the United States District Court for the Northern District of California. The $7.0 million was paid on August 31, 2007.
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
     Beginning on or about May 24, 2005, several derivative actions were also filed against certain of Brocade’s current and former directors and officers. These actions were filed in the United States District Court for the Northern District of California and in the California Superior Court in Santa Clara County. The complaints allege that certain of Brocade’s officers and directors breached their fiduciary duties to Brocade by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. Brocade is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The derivative actions pending in the District Court for the Northern District of California were consolidated and the Court created a Lead Counsel structure. The derivative plaintiffs filed a consolidated complaint in the District Court for the Northern District of California on October 7, 2005, and Brocade filed a motion to dismiss that action on October 27, 2005. On January 6, 2006, Brocade’s motion was granted and the consolidated complaint in the District Court for the Northern District of California was dismissed with leave to amend. The parties to this action subsequently reached a preliminary settlement, and on February 14, 2007, the Court entered an Order granting preliminary approval of the settlement. Objections to the settlement have been filed, and the settlement remains subject to final approval by the Court.
     The derivative actions pending in the Superior Court in Santa Clara County were consolidated. The derivative plaintiffs filed a consolidated complaint in the Superior Court in Santa Clara County on September 19, 2005. Brocade filed a motion in the state derivative action to stay that action in deference to the substantially identical consolidated derivative action pending in the District Court for the Northern District of California, and on November 15, 2005, the state Court stayed the action. In October 2006, the Court partially lifted the stay and granted plaintiffs leave to file an amended complaint. On November 13, 2006, plaintiffs filed an amended complaint, and Brocade filed a demurrer to the action on March 9, 2007.
     No amounts have been recorded in Brocade’s Consolidated Financial Statements associated with these matters as the amounts are not probable and reasonably estimable other than the $7.0 million provision for an estimated settlement expense with the SEC as noted above, which settlement received final court approval on August 27, 2007 and the $7.0 million settlement amount was released to the SEC.
Item 1A. Risk Factors
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
     Brocade has introduced a significant number of new products in recent history, including products across its SAN product family, which accounts for a substantial portion of Brocade’s revenues. For example, recent product introductions in the SAN market include the Brocade 5000, Brocade’s first interoperable platform with McDATA’s classic director and switch products. Brocade also anticipates new product offerings based on 8 Gigabit per second, or Gbit, technology solutions in fiscal year 2008.
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
Brocade is currently expanding its product and service offerings in new and adjacent markets, and Brocade’s operating results will suffer if these initiatives are not successful.
     Brocade has made a series of investments, and plans to continue to invest, in offerings focused on new markets that are adjacent or related to Brocade’s traditional market, including new and emerging markets. For instance, Brocade has recently made a series of introductions in the emerging File Area Network (FAN) market with several enhancements to existing products in its family of file management software solutions which includes Brocade StorageX, Brocade Wide Area File Services, or WAFS, and Brocade File Lifecycle Manager, or FLM. Brocade has also recently announced new host bus adapter (HBA) product offerings in the Server Connectivity market. In addition, Brocade has added multiple new professional service offerings to its solution portfolio.
     Part of Brocade’s growth strategy is to derive competitive advantage and drive incremental revenue growth through such investments. As a result, Brocade believes these new markets could substantially increase its total available market opportunities. However, Brocade cannot be certain that it has accurately identified and estimated these market opportunities. Moreover, Brocade cannot assure you that its new strategic offerings will achieve market acceptance, or that Brocade will realize the full benefits from the substantial investments it has made and plans to continue to make in them. Brocade may also have only limited experience in these new markets given that such markets are adjacent or parallel to Brocade’s core market. As a result, Brocade may not be able to successfully penetrate or realize anticipated revenue from these new potential market opportunities. Brocade also faces greater challenges in accurately forecasting its revenue and margins with respect to these market opportunities.
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
     The storage network and data management markets continue to be very competitive as new products, services and technologies are introduced by existing competitors and as new competitors enter the market. Increased competition in the past has resulted in greater pricing pressure, and reduced sales, margins, profits and market share. For example, Brocade expects to experience increased competition in future periods as other companies gain market acceptance with recently released 4 Gbit products that are intended to compete with Brocade’s 4 Gbit products. Moreover, new competitive products could be based on existing technologies or new technologies that may or may not be compatible with Brocade’s storage network technology. Technologies that could disrupt or compete with Brocade’s products could include Fibre Channel over Ethernet (“FCoE”) and non-Fibre Channel based emerging products utilizing Gigabit Ethernet, 10 Gigabit Ethernet, InfiniBand, or Internet Small Computer System Interface (“iSCSI”).
     In addition to competing technology solutions, Brocade faces significant competition from providers of Fibre Channel switching products for interconnecting servers and storage. These principle competitors include Cisco Systems and QLogic Corporation. Brocade also faces other competitors in markets adjacent to the SAN market, such as Cisco and F5 Networks in the FAN market and QLogic and Emulex in the Server Connectivity market. In addition, Brocade’s OEM partners, who also have relationships with some of Brocade’s current competitors, could become new competitors by developing and introducing products that compete with Brocade’s product offerings, by choosing to sell Brocade’s competitors’ products instead of Brocade’s products, or by offering preferred pricing or promotions on Brocade’s competitors’ products. Competitive pressure will likely intensify as Brocade’s industry experiences further consolidation in connection with mergers by Brocade, its competitors and its OEM partners.
     Some of Brocade’s competitors have longer operating histories and significantly greater human, financial and capital resources than Brocade does. Particularly as Brocade enters new adjacent markets, Brocade may face competitors with well-established market share and customer relationships. Brocade’s competitors could adopt more aggressive pricing policies than Brocade. Brocade believes that competition based on price may become more aggressive than it has traditionally experienced. Brocade’s competitors could also devote greater resources to the development, promotion, and sale of their products than Brocade may be able to support and, as a result, be able to respond more quickly to changes in customer or market requirements. Brocade’s failure to successfully compete in the market would harm Brocade’s business and financial results.
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
     In the past, unfavorable or uncertain economic conditions and reduced global information technology spending rates have adversely affected Brocade’s operating results. For example, in the third quarter of fiscal 2007 the SAN market experienced cautious enterprise spending in North America. Brocade is unable to predict changes in general economic conditions and when information technology spending rates will be affected. If there are future reductions in either domestic or international information technology spending rates, or if information technology spending rates do not improve, Brocade’s revenues, operating results and financial condition may be adversely affected.
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
     As Brocade introduces new or enhanced products, Brocade must successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. For example, Brocade’s introduction of 4 Gigabit per second, or Gbit, technology solutions that replaced many of Brocade’s 2 Gbit products contributed to a quarterly drop in revenue in the third quarter of fiscal year 2005 and write-downs of $3.4 million and $1.8 million for excess and obsolete inventory during the third and fourth quarters of fiscal year 2005, respectively. When Brocade introduces new or enhanced products, such as new products based on 8 Gbit technology anticipated for fiscal 2008, Brocade faces numerous risks relating to product transitions, including the inability to accurately forecast demand, address new or higher product cost structures and manage different sales and support requirements due to the type or complexity of the new products. In addition, any customer uncertainty regarding the timeline for rolling out new products or Brocade’s plans for future support of existing products, may negatively impact customer purchase decisions.
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
     Brocade believes that the acquisition of McDATA will result in certain benefits, including certain cost synergies, product innovations, and operational efficiencies. However, Brocade’s ability to realize these anticipated benefits depends on successfully combining the businesses of Brocade and McDATA. Challenges of integration include the ability to incorporate acquired products and business technology into its existing product lines, including consolidating technology with duplicative functionality or designed on a different technological architecture and provide for interoperability, and its ability to sell the acquired products through Brocade’s existing or acquired sales channels. The combined company may fail to realize the anticipated benefits of the merger on a timely basis, or at all, for a variety of reasons, including the following:
•	revenue attrition in excess of anticipated levels;

•	existing customers may alter or reduce their historical buying patterns;

•	failure to successfully manage relationships with original equipment manufacturers, (“OEMs”), end-users, distributors and suppliers;

•	failure to successfully develop interoperability between the products of Brocade and McDATA;

•	failure to leverage the increased scale of the combined company quickly and effectively;

•	failure to combine product offerings and product lines quickly and effectively.

•	failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company;

•	potential write-down of goodwill and/or acquired intangible assets, which are subject to impairment testing on a regular basis, and could significantly impact Brocade’s operating results; and

•	the loss of key employees.
     The integration of McDATA into Brocade has resulted in and is expected to continue to result in, significant expenses and accounting charges that adversely affect Brocade’s operating results and financial condition. While Brocade believes that the integration effort is substantially completed, Brocade may continue to experience additional expenses and charges due to the acquisition. Additional costs may include: increased costs of manufacturing and service costs; costs associated with excess or obsolete inventory; costs of employee redeployment; relocation and retention, including salary increases or bonuses; accelerated amortization of deferred equity compensation and severance payments; reorganization or closure of facilities; and taxes; advisor and professional fees and termination of contracts that provide redundant or conflicting services. Some of these costs may have to be accounted for as expenses that would decrease Brocade’s net income and earnings per share for the periods in which those adjustments are made. The price of Brocade’s common stock could decline to the extent Brocade’s financial results are materially affected by the foregoing charges and costs, or if the foregoing charges and costs are larger than anticipated. In addition, Brocade may also experience claims of unlawful termination of employment in connection with the reduction in force as part of the McDATA acquisition. Employment litigation can be costly, may distract management’s attention from the day-to-day operation of the business and is inherently unpredictable. If Brocade is not able to successfully integrate McDATA’s business and operations, or if there are delays in combining the businesses, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.
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
     Because certain product and service offerings acquired in connection with our acquisition of McDATA have lower gross margins and higher costs than comparable product and service offerings of Brocade prior to the acquisition, the gross margins and profitability of the combined company has been adversely affected. For example, gross margin decreased from 59.2 percent in the third quarter of fiscal 2006 to 50.6 percent in the third quarter of fiscal 2007. To maintain our recent levels of gross margin, we may need to maintain or increase current shipment volumes, develop and introduce new products, product enhancements and service offerings, and reduce the costs of our products and services. Our ability to make such adjustments may be limited, particularly in the short-term. If this occurs, we could incur losses, and our revenue, gross margins and operating results may be below our expectations and those of investors and stock market analysts.
     Brocade has also elected to exit certain historical business lines of McDATA that do not provide operating margins in line with Brocade’s long-term operating model or are otherwise not deemed by Brocade to be strategic on a long-term basis. In such cases, the combined company has, and may continue to experience revenue shortfalls and existing customer relationships could be disrupted. In addition, Brocade may not be able to exit selected business lines on a timely basis, which would reduce the Company’s overall operating margins or cause customer uncertainty, thereby reducing revenues with respect to such business lines.
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
     The average selling price for Brocade’s products, including products of McDATA acquired in connection with our acquisition of McDATA, has declined in the past, and Brocade expects it to continue to decline in the future as a result of changes in product mix, competitive pricing pressure, increased sales discounts, new product introductions by Brocade or Brocade’s competitors, the entrance of new competitors or other factors. For example, while the pricing environment for the past several quarters has been more favorable than historical levels, price declines may increase as competitors ramp up product releases that compete with Brocade’s 4 Gbit products. If Brocade is unable to offset any negative impact that changes in product mix, competitive pricing pressures, increased sales discounts, enhanced marketing programs, new product introductions by Brocade or Brocade’s competitors, or other factors may have on it by increasing the volume of products shipped or reducing product manufacturing cost, Brocade’s total revenues and gross margins will be negatively impacted.
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
Although Brocade reached a settlement with the SEC in May 2007 with regard to Brocade’s historical stock option granting practices, certain former employees of Brocade are subject to ongoing actions by the SEC and other governmental entities, which have required, and may continue to require, a significant amount of legal expense pursuant to indemnification obligations of Brocade, which could adversely affect Brocade’s results of operations and cash flows.
     In May 2007, the Company reached a settlement with the SEC regarding the previously-disclosed SEC investigation of the Company’s historical stock option granting practices. Pursuant to the terms of the settlement and without admitting or denying the allegations in the SEC’s complaint, the Company agreed to pay a civil penalty of $7 million. While Brocade does not expect or anticipate any action by the Department of Justice, or DOJ, with respect to the Company, this statement is only a prediction based on current information available to the Company and it is subject to the risk that circumstances may change with respect to the DOJ.
     In addition, the SEC and the DOJ are continuing to investigate and pursue actions against certain former executive officers of Brocade. While those actions are targeted against certain former executive officers and not Brocade, Brocade has certain indemnification obligations to such former officers for legal expenses incurred in connection with such actions, which may result in significant expense to Brocade. Whether Brocade may be entitled to recoup all or a portion of the expenses paid by Brocade on behalf of such former officers is complex and can be affected by, among other things, various state laws, the interpretation of indemnification agreements and the collectability of any such amounts.

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
     We currently use three third party contract manufacturers for a substantial part of our business and have only limited overlap of our products among the contract manufacturers. Particularly as a result of our acquisition of McDATA, we may seek to consolidate product manufacturing to fewer third party contract manufacturers. To the extent we elect to change or reduce contract manufacturers, we will be subject to a number of risks, including potential product delays or other production problems, and administrative or logistical obstacles during the transition, which may result in loss of revenue and harm our customer relationships. In addition, the third party contract manufacturers would likely be located overseas, which would expose us to additional risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, all of which could harm our business. If we do not successfully transition our manufacturing to overseas markets, or if we are not successful in the implementation of this overseas manufacturing, our ability to manufacture and sell our products could be substantially impaired.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes stock repurchase activity for the three months ended July 28, 2007 (in thousands excluding per share data):

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number of		Shares Purchased as	that May Yet Be
	Shares Purchased	Average Price Paid	Part of Publicly	Purchased Under the
	(1)	Per Share	Announced Program	Program (2)
April 29, 2007 — May 26, 2007	—	—	—	$192,855
May 27, 2007 — June 23, 2007	—	$8.67	6,936	$132,651
June 24, 2007 — July 28, 2007	3	$0.01	—	$132,651
Total	3	$8.67	6,936	$132,651

(1)	The total number of shares repurchased include those shares of Brocade common stock that employees deliver back to Brocade to satisfy tax-withholding obligations at the settlement of restricted stock exercises or upon termination of the employee, and the forfeiture of either restricted shares or unvested common stock as a result of early exercises, but does not include those shares of Brocade common stock that were cashed-out as a result of the Reverse/Forward Split effective June 26, 2007. As of July 28, 2007, approximately 4.9 million shares were subject to repurchase by Brocade.

Effective June 26, 2007, the Company implemented a 1-for-100 reverse stock split (the “Reverse Split”) immediately followed by a 100-for-1 forward stock split of the Company’s Common Stock (together with the Reverse Split, the “Reverse/Forward Split”) by filing amendments to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. For stockholders that held less than 100 shares of common stock prior to the Reverse Split, shares of common stock that would have been converted into less than one share in the Reverse Split were instead converted into the right to receive a cash payment equal to $8.44 per share, an amount equal to the average of the closing prices per share of common stock on the NASDAQ Global Select Market for the period of ten consecutive trading days ending on (and including) the effective date. For stockholders that held 100 or more shares of common stock in their account prior to the Reverse Split, any fractional share in such account resulting from the Reverse Split were not cashed out and the total number of shares held by such stockholder did not change as a result of the Reverse/Forward Split. A total of approximately 2.5 million shares of the Company’s common stock were cashed out into an aggregate of approximately $20.8 million as a result of the Reverse/Forward Split.

(2)	On January 29, 2007, the Company announced the authorization of $200 million for stock repurchases, which is in addition to the $52.7 million remaining under the previously announced a $100 million stock repurchase program approved by our board of directors in August 2004. The purchases may be made, from time to time, in the open market or by privately negotiated transactions and will be funded from available working capital. The Company has also entered into written plan for the automatic repurchase of its securities in accordance with Section 10b5-1 of the Securities Exchange Act of 1934 as part of its share repurchase program. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1**	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws of the Registrant amended as of April 19, 2007 (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on April 25, 2007)

4.1	Form of Brocade’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

4.2	First Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, Brocade, and Wells Fargo Bank, National Association, as successor in interest to Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q filed on June 7, 2007)

4.3	Second Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, McDATA Services Corporation, a Minnesota corporation f/k/a Computer Network Technology Corporation, Brocade, and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 from Brocade’s Form 10-Q filed on June 7, 2007)

4.4	Indenture dated February 7, 2003 by and among McDATA Corporation and Wells Fargo Bank Minnesota National Association (incorporated by reference to Exhibit 4.4 from Brocade’s Form 10-Q filed on June 7, 2007)

4.5	Indenture dated February 20, 2002 by and among Computer Network Technology Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 from Brocade’s Form 10-Q filed on June 7, 2007)

10.1*/**	Amended and Restated Change of Control Retention Agreement between Brocade and Michael Klayko effective May 11, 2007

10.2*/**	Form of Amended and Restated Change of Control Retention Agreement effective May 11, 2007 between Brocade and each of Richard Deranleau, T.J. Grewal, Don Jaworski, Tyler Wall and Ian Whiting

10.3*/**	Amended and Restated 1999 Stock Plan as amended and restated November 17, 2006 and related forms of agreements

10.4*/**	Senior Leadership Plan as amended and restated as of July 30, 2007

10.5**/†	Statement of Work #6 dated May 6, 2007 between International Business Machines Corporation and Brocade

31.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

**	Filed herewith

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROCADE COMMUNICATIONS SYSTEMS, INC.
Date: September 4, 2007	By:	/s/ Richard Deranleau
Richard Deranleau
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1**	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws of the Registrant amended as of April 19, 2007 (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on April 25, 2007)

4.1	Form of Brocade’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

4.2	First Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, Brocade, and Wells Fargo Bank, National Association, as successor in interest to Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q filed on June 7, 2007)

4.3	Second Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, McDATA Services Corporation, a Minnesota corporation f/k/a Computer Network Technology Corporation, Brocade, and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 from Brocade’s Form 10-Q filed on June 7, 2007)

4.4	Indenture dated February 7, 2003 by and among McDATA Corporation and Wells Fargo Bank Minnesota National Association (incorporated by reference to Exhibit 4.4 from Brocade’s Form 10-Q filed on June 7, 2007)

4.5	Indenture dated February 20, 2002 by and among Computer Network Technology Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 from Brocade’s Form 10-Q filed on June 7, 2007)

10.1*/**	Amended and Restated Change of Control Retention Agreement between Brocade and Michael Klayko effective May 11, 2007

10.2*/**	Form of Amended and Restated Change of Control Retention Agreement effective May 11, 2007 between Brocade and each of Richard Deranleau, T.J. Grewal, Don Jaworski, Tyler Wall and Ian Whiting

10.3*/**	Amended and Restated 1999 Stock Plan as amended and restated November 17, 2006 and related forms of agreements

10.4*/**	Senior Leadership Plan as amended and restated as of July 30, 2007

10.5**/†	Statement of Work #6 dated May 6, 2007 between International Business Machines Corporation and Brocade

31.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

**	Filed herewith

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission