Form 10-K
period 2007-10-27
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2007-12-21
CIK 1009626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 27, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $4,043,436,070 as of April 28, 2007 based upon the closing price on the Nasdaq Global Select Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares outstanding of the Registrant’s Common Stock on December 13, 2007, was 384,534,247 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K.

BROCADE COMMUNICATIONS SYSTEMS, INC.

FORM 10-K

Special Note Regarding Forward-Looking Statements

Some of the information presented in this Annual Report on Form 10-K contains “forward-looking statements” regarding risks and uncertainties with respect to our business and operations. Although Brocade Communications (“Brocade” or the “Company,” which may also be referred to as “we,” “us” or “our”) believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors that could cause actual results to differ materially from expectations include:

•	changes in our relationship with EMC Corporation (“EMC”), International Business Machines Corporation (“IBM”), Hitachi Data Systems (“HDS”), Hewlett-Packard (“HP”) and our other distribution partners and the level of their orders;

•	a loss of any of our key OEM customers (and our OEMs’ key customers), distributors, or resellers, a changes in our relationship with our large end-user customers and the level of their orders, or the loss of any of our key suppliers or our contract manufacturers;

•	changes in our relationship with our large end-user customers and the level of their orders;

•	our ability to successfully increase sales of Brocade’s directors, switches, channel extension products, embedded software, management software solutions, third party products, maintenance and support contracts, and professional services;

•	competition in the storage networking and channel extension market, including competitive pricing pressures and product give-aways, by our competitors such as QLogic Corp., or QLogic, Cisco Systems, Inc., or Cisco, Emulex Corporation and other IP and multi-protocol switch and software suppliers;

•	our ability to expand our product offerings including our ability to successfully qualify and ramp sales of new products (including higher port density, multi-protocol and intelligent network products);

•	our ability to continue selling legacy McDATA Corporation (“McDATA”) products and services to end-user customers;

•	our ability to partner with other companies and jointly sell products, including but not limited to management software with Network Appliance, Riverbed, FalconStor and software for blade servers with QLogic;

•	unexpected engineering costs or delays, additional manufacturing and component costs or production delays that we may experience in connection with new product development or an inability to source products from third party product providers;

•	any change in business conditions, our business and sales strategy or product development plans, and our ability to attract and retain highly skilled individuals;

•	any industry or technology changes that cause obsolescence of our products or components of those products;

•	any material settlement or unfavorable resolution of litigation matters involving the Company; and

•	other one-time events and other important risks and factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission, or SEC, including the risk factors discussed in this Annual Report.

You should not construe these cautionary statements as an exhaustive list or as any admission by us regarding the adequacy of the disclosures made by us. We cannot always predict or determine after the fact what factors would cause actual results to differ materially from those indicated by our forward-looking statements or other statements. In addition, you are urged to consider statements that include the terms “believes,” “belief,” “expects,” “plans,” “objectives,” “anticipates,” “intends,” or the like to be uncertain and forward-looking. All cautionary statements should be read as being applicable to all forward-looking statements wherever they appear. We do not undertake any obligation to publicly update or revise any forward-looking statements.

PART I

Item 1.	Business

General

Brocade is the leading supplier of storage area network equipment and a leading provider of data center networking solutions that help enterprises connect and manage their information. The Company offers a comprehensive line of data center networking products, software and services that enable businesses to make their data centers more efficient, reliable and adaptable.

Brocade products and services are designed to help information technology (“IT”) organizations manage their data assets in an efficient, cost-effective manner. The Brocade family of Storage Area Network (“SAN”) infrastructure products and solutions includes directors, switches, routers, embedded switches for blade servers, fabric-based software applications, as well as management applications and utilities to centralize data management. The Brocade family of File Area Network (“FAN”) solutions includes software offerings for more effectively managing file data and storage resources. Brocade also offers services that assist customers with consulting and support in designing, implementing, deploying and managing data center enterprise solutions. Together, Brocade’s products and services simplify IT infrastructure, increase resource utilization, ensure availability of mission critical applications and serve as a platform for corporate data back up and disaster recovery.

Brocade products and services are marketed, sold and supported worldwide to end-user customers through distribution partners, including original equipment manufacturers (“OEMs”), distributors, systems integrators, value-added resellers and by Brocade directly.

Brocade was incorporated in California on August 24, 1995 and re-incorporated in Delaware on May 14, 1999. Brocade’s mailing address and executive offices are located at 1745 Technology Drive, San Jose, California 95110. Brocade’s telephone number is (408) 333-8000. Brocade’s corporate website is www.brocade.com. Brocade’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on Brocade’s website when such reports are available on the Securities and Exchange Commission (“SEC”) website. The public may read and copy any materials filed by Brocade with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, Brocade’s references to the URLs for these websites are intended to be inactive textual references only.

Products and Services

Brocade’s products and services are designed to help companies reduce the cost and complexity of managing business information within a shared data storage environment while enabling high levels of availability of mission critical business applications. In addition, its products and services assist companies in the development and delivery of storage and server consolidation, disaster recovery and data security and in meeting compliance issues regarding data management. Brocade’s products are generally used in conjunction with servers and storage subsystems, SAN interconnection components such as host bus adapters and storage management software applications and tools. By utilizing a shared storage, or networked storage solution, companies can more easily share and consolidate server and storage resources; centralize and simplify data management; scale and provision storage resources more effectively; and improve application efficiency, performance and availability. As a result, companies are able to better utilize information technology assets, improve productivity of information technology personnel, reduce capital and operational expenditures, and more reliably and securely store, manage, and administer business information.

Brocade believes that as the need for data storage continues to grow, companies will look to further simplify the tasks of storing, managing and administering their data, while looking to maximize their information technology investments and reduce both capital and operational expenditures. SANs provide a platform that helps companies optimize their information technology assets and support future data growth and have been installed at many of the world’s leading companies since the mid-1990s. Brocade also believes companies will continue to expand the size and scope of their SANs and data center networks and the number and types of applications that these networks support.

Since its inception, Brocade has been a pioneer and innovator in developing the market for shared storage solutions and has grown to be a market leader in storage networking infrastructure. Brocade believes that the future evolution of the storage networking and data center management markets will be led by the providers of products and services that simplify the management of heterogeneous server and storage environments and maximize end-users’ information technology investments on an ongoing basis. Brocade also believes that storage networking and data center infrastructure solutions will evolve to provide increased capabilities that enable new types of storage management applications that simplify storage management, increase operational efficiencies and reduce operating expense. As a result, many of Brocade’s initiatives and investments are aimed at expanding the capabilities enabled by storage networks, increasing end-to-end interoperability, protecting end-user investments in existing and new information technology resources and making it easier for Brocade and its partners to deliver solutions that provide efficiencies in managing large, complex and growing enterprise data center environments.

Storage Networking Solutions

Brocade’s family of SAN directors, switches and bladed switch products provide interconnections, bandwidth and high-speed routing of data between servers and storage devices. Product models range from entry-level 8-port fabric switches to 512-port directors with multiple blade options, addressing the needs of small departments and global enterprises alike. Based predominantly on the Fibre Channel protocol, these high-performance solutions are available to support requirements both for open systems and mainframe operations. All switches and directors support key applications such as data backup, remote mirroring and high-availability clustering as well as high-volume transaction processing applications such as enterprise resource planning (ERP) and data warehousing. They have been designed to meet the storage networking needs of end-users in environments ranging from small and medium-size businesses to large enterprises with SAN fabrics that scale to thousands of ports, spread across multiple locations around the world.

The Brocade Fabric Operating System, or Fabric OS, is the operating system that provides the core infrastructure for deploying SANs. As the foundation for Brocade’s family of SAN products, Fabric OS helps ensure the reliable and high-performance data transport which is critical for scalable SAN fabrics interconnecting multiple servers and storage devices. Brocade’s SAN management operating system also includes a common set of optional advanced software services that build upon the foundation of Fabric OS and help improve performance, availability, scalability and the overall functionality of the network. These software services include the ability to proactively monitor the health and performance of the SAN, the ability to aggregate bandwidth between switches to deliver higher performance for storage applications and the ability to securely control data access in multi-vendor SAN environments. In addition, Brocade offers management tools that enable end-users to manage and administer their SANs. Brocade believes that its Fabric OS provides it with an advantage in the storage networking market, enabling differentiation and increasing optional licensable features and services.

File Data Management Solutions

With the acquisition of NuView in March of 2006, Brocade introduced a family of file data management solutions to market which are designed to help organizations consolidate access to file data while simplifying the availability and recovery of that data as part of a strategic FAN. As a result, these solutions help optimize server and storage assets, increase operational flexibility and significantly reduce overall data management and storage costs. These solutions include the following:

•	Brocade StorageX is an integrated suite of applications designed to logically aggregate distributed file data across heterogeneous environments, providing administrators with policies to better manage and automate distributed file data;

•	Brocade File Lifecycle Manager (“FLM”), provides a powerful way to automatically move files across tiers of storage based on company or administrative policies. Brocade FLM helps to meet compliance requirements, while driving lower overall storage costs;

•	Brocade MyView is a resource access management solution that provides personalized, secure access to Windows file resources across the enterprise, improving data security and compliance practices; and

•	Brocade UNC Update helps support non-disruptive storage migration by accurately reporting and updating interdependent references in files.

Server Connectivity Solutions

In late fiscal year 2007, Brocade outlined its plans to deliver innovative next-generation server connectivity products, commonly referred to as host bus adapters (“HBAs”) in today’s market. Brocade began shipping its first HBA products in May 2007, with availability of next-generation products expected beginning in the first half of 2008. These future offerings are expected to include 8 Gbit/sec Fibre Channel and 10 Gigabit Ethernet technologies and to dovetail with evolving SAN standards and virtualization solutions.

Brocade Services

Brocade offers a range of professional and support services to facilitate customer projects, to assist customers in the design, implementation, management and operation of their SAN and to provide extended customer support. These services address a number of customer risk factors that must be managed during the life cycle of a storage network or data center infrastructure and are valued because they bring valuable experience and expertise to a customer challenge. Brocade services may be delivered directly to end-user customers, or via partners as a component of a broader service and support offering.

Industry Initiatives and Standards Development

Brocade works with industry-leading companies to facilitate the development of standards, technologies, products, and services that focus on the simplification of data center infrastructure management, and the implementation and management of storage networking environments. Brocade has an open approach to standards works with nearly every leading provider of server, storage and SAN management applications and technologies.

Brocade is continuing this commitment with regard to its file data management products. Brocade is actively involved with key file management product partners and competitors to develop an industry-based technical working group to deliver common architecture definitions for the FAN sector.

Brocade’s has a long history of being a major contributor to the evolution of industry standards ranging from Fibre Channel communication technology to SAN interoperability to storage and SAN management. Brocade contributes to related industry standards committees and has authored or co-authored the majority of the Fibre Channel protocol standards in existence today. As Brocade continues to expand its leadership presence in the new markets the Company’s participation in associated standards groups continues to grow. The Company in the past fiscal year has added membership in the Green Grid, SNIA Green Working Group, Ethernet Alliance and Fibre Channel over Ethernet (“FCoE”) organizations.

Storage Networking Environment Interoperability

As SANs have increased in size and comprise more and different types of server, storage and interconnection devices, the need for interoperability among those devices has similarly increased. Brocade has invested a significant amount of resources for purposes of providing interoperability among Brocade solutions and the servers, storage and storage management applications that run in the Brocade environment, as well as in driving standards for interoperability among SAN interconnection devices. Brocade also certifies its solutions in operational storage environments through its testing programs, its partners’ testing and qualification initiatives, and through certification programs for third party products, which it offers as a resource to its application and technology partners. Through Brocade’s testing initiatives, Brocade also certifies interoperability configurations of common customer environments, such as remote data backup in a multi-vendor server and storage environment.

Application Interoperability

An important aspect of managing storage environments is the management software used to administer, manage and provision storage resources and data. Brocade products offer advanced capabilities that allow third-party developers of storage software applications to gain additional functionality and simplify the development of their applications.

Education and Technical Certification Services

Brocade’s education and training organization delivers technical education and training on Brocade technology that encompasses design, implementation and management solutions to its partners and their customers. Brocade curriculum is delivered worldwide using diverse methodologies, which include instructor led classes and an online web based training portfolio as well as a “live” virtual classroom capability. Brocade Education Services trains over 18,000 information technology professionals annually. The Brocade Certification Programs offers certification on Brocade solutions for information technology professionals who have completed certain tests administered by an independent testing organization. These certification programs are designed to measure the knowledge and proficiency of information technology professionals in Brocade data center and data management solutions and technologies, and to help ensure that Brocade’s customers receive superior customer service and support. Over 7,000 information technology professionals are now certified on Brocade solutions. Brocade’s education and training services are made available through its own education facilities and through its worldwide training provider network.

Distribution Model

Brocade’s products are marketed, sold and supported worldwide primarily through a wide range of distribution partners, including OEM partners, distributors, system integrators and value-added resellers (“VARs”), and directly by Brocade.

•	Brocade’s OEM partners are leading server, storage and systems providers who offer Brocade’s products under their own private label or as Brocade branded solutions. Sales of these products through OEM partners comprise the majority of Brocade’s business.

•	Other distribution partners include Brocade-authorized distributors, systems integrators and VARs. These partners are authorized by Brocade to market, sell and support its products and services. Some of these partners also sell training and other value-added services.

Brocade has OEM or distribution agreements with most of the major companies that sell enterprise servers and storage systems. In addition, Brocade employs a worldwide sales force to assist its distribution partners in marketing Brocade solutions, assessing customer requirements and designing, implementing and maintaining Brocade-based solutions.

Customers

Brocade’s major OEM customers for the fiscal year ended October 27, 2007 (in alphabetical order) included Dell Computer Corporation, EMC Corporation (“EMC”), Fujitsu Siemens, Hewlett-Packard Company (“HP”), Hitachi Data Systems, Inc., IBM Corporation (“IBM”), Network Appliance, Inc., Siemens AG, Sun Microsystems, Inc. and Unisys Corporation. Brocade’s primary non-OEM customers for the fiscal year ended October 27, 2007 (in alphabetical order) included Bell Microproducts, Digital China, GE Access Distribution and Tokyo Electron Limited.

For the years ended October 27, 2007, October 28, 2006 and October 29, 2005, EMC, HP and IBM each represented greater than ten percent of Brocade’s total revenues for combined totals of 68 percent, 73 percent and 71 percent, of its total revenues, respectively. The level of sales to any OEM customer may vary from quarter to quarter and Brocade expects that significant customer concentration will continue for the foreseeable future. The loss of, or a decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers could have a material adverse impact on Brocade’s financial condition or results of operations. In addition, its OEM partners experience seasonal revenue patterns which Brocade experiences as well. These patterns are generally in-

line with its OEMs on a calendar quarter basis. Historically, Brocade’s first and fourth fiscal quarters are seasonally stronger quarters than its second and third fiscal quarters.

Geographic Information

Historically, domestic revenues have been between 60 percent and 75 percent of total revenues. For the year ended October 27, 2007, domestic and international revenues were approximately 61 percent and 39 percent of total revenues, respectively. For the year ended October 28, 2006, domestic and international revenues were approximately 64 and 36 percent of total revenues, respectively, and for the year ended October 29, 2005, domestic and international revenues were approximately 63 percent and 37 percent of Brocade’s total revenues, respectively. Revenues are attributed to geographic areas based on the location of the customer to which Brocade’s products are shipped rather than where the products are ultimately used. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. For the year ended October 27, 2007, revenues in Europe have increased partly as a result of the market growth in that region and partly as a result of the McDATA acquisition. For the year ended October 28, 2006, revenues in Europe have increased primarily as a result of faster growth in that region relative to North America and Asia Pacific region. For the years ended October 29, 2005 international revenues decreased as a result of faster growth in the North America region. However, certain OEM customers take possession of Brocade’s products domestically and then distribute these products to their international customers. Because Brocade accounts for all of those OEM revenues as domestic revenues, Brocade cannot be certain of the extent to which its domestic and international revenue mix is impacted by the practices of its OEM customers. Nevertheless, data provided by OEM customers indicates that international customers may account for a higher percentage of end-user demand than that indicated by Brocade’s mix of domestic and international revenues (see Note 14, “Segment Information,” of the Notes to Consolidated Financial Statements).

Acquisitions and Investments

Brocade’s acquisition and investment strategy is focused on facilitating the evolution and expansion of shared storage and data management. Brocade has made equity investments in companies that develop technology or provide services that are complementary to or broaden the markets for its products or services and further its business objectives.

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

On March 6, 2006, Brocade completed its acquisition of NuView, Inc., a privately held provider of a family of standards-based enterprise file management products based in Houston, Texas. The acquisition expanded Brocade’s File Management Solutions that include software that extends the benefits of shared storage architectures to file data environments.

On January 5, 2007, the Company completed its acquisition of Silverback Systems, Inc. (“Silverback”), a privately held provider of network acceleration technology headquartered in Campbell, California. This acquisition further enables the Company to provide Ethernet-based solutions for data center networks.

On January 29, 2007, the Company completed its acquisition of McDATA Corporation, a provider of storage networking and data infrastructure solutions. McDATA is now a wholly-owned subsidiary of the Company.

As of October 27, 2007, October 28, 2006 and October 29, 2005, the carrying value of Brocade’s investments in non-publicly traded companies was $5.0 million, $0.8 million and $3.8 million, respectively.

Research and Development

The industry in which Brocade competes is subject to rapid technological developments, evolving industry standards, changes in customer requirements and new product introductions. As a result, Brocade’s success depends, in part, on its ability to continue to enhance its existing solutions and to develop and introduce new solutions that improve performance and reduce the total cost of ownership in the storage environment. Brocade has invested significantly in product research and development. It continues to enhance and extend its products and increase the speed, performance and port-density of its switching platform. Brocade also continues to expand the value-added services of its intelligent platform to enable more functionality for end customers, OEM partners and application partners and to further simplify storage management.

Brocade products are designed to support current industry standards and will continue to support emerging standards that are consistent with its product strategy. Brocade products have been designed around a common platform architecture, which facilitates the product design, development and testing cycle, and reduces the time to market for new products and features. Brocade intends to continue to leverage this common architecture to develop and introduce additional hardware and software products and enhancements in the future.

Brocade’s product development process includes the certification of certain of its products by its OEM partners, which is referred to as the product qualification process. During this process, Brocade supports its OEM partners in the testing of its new products to ensure they meet quality and functionality and inoperability requirements. The process is completed once the OEM partner has certified the product and announced general availability of that product to their customers. This process generally is completed in a range of two to four months.

For the years ended October 27, 2007, October 28, 2006 and October 29, 2005, Brocade’s research and development expenses totaled $213.3 million, $164.8 million and $132.4 million, respectively. All expenditures for research and development costs have been expensed as incurred. In fiscal 2008, Brocade expects to increase its level of investment, in absolute dollars, in research and development.

Competition

The markets for data center networking solutions are competitive and subject to rapid technological change. Major storage systems and server providers are continually introducing new solutions and products into these markets and enhancing their existing networked storage and data management solutions and products. Brocade believes its primary competition is from providers of SAN switching products for interconnecting servers and storage, including Cisco Systems (“Cisco”), QLogic Corporation (“QLogic”) and Emulex Corporation, as well as from other private and public companies who have invested in various aspects of networked storage and data management hardware, software and service offerings. Some of Brocade’s competitors have longer operating histories and significantly greater human and financial resources than the Company.

In addition, as the storage network and data center management markets evolve, additional technologies are available and may increasingly become available, for interconnecting servers and storage. To the extent that products based upon these technologies provide the ability to network servers and storage and support high-performance storage applications, they are likely to compete with Brocade’s current and future products. Competitive products include, but are not limited to, non-Fibre Channel emerging products based on Gigabit Ethernet, 10 Gigabit Ethernet, Fibre Channel over Ethernet (“FCoE”), InfiniBand and iSCSI, as well as other storage solutions such as Network Attached Storage (“NAS”) and Direct Attached Storage (“DAS”). In addition, networking companies, manufacturers of networking equipment and other companies may develop competitive products and technologies. Brocade’s OEM partners or other partners could also develop and introduce products that compete with its product offerings. Brocade believes the competitive factors in this market include product performance and features, product reliability, price, size and extent of installed base, ability to meet delivery schedules, customer service, technical support and distribution channels.

Manufacturing

Brocade uses third-party contract manufacturers, Hon Hai Precision Industry Co. (“Foxconn”), SCI — Sanmina (“Sanmina”) and Solectron Corporation (“Solectron”) (recently acquired by Flextronics International Ltd.) to manufacture its products. Foxconn, Sanmina and Solectron invoice Brocade based on prices and payment terms mutually agreed upon and set forth in purchase orders it issues to them. Although the purchase orders Brocade places with its contract manufacturers are cancelable, Brocade could be required to purchase all unused material not cancelable, returnable or usable by other customers.

Brocade uses Foxconn, Sanmina and Solectron for final turnkey product assembly, but Brocade also maintains key component selection and qualification expertise internally. Brocade designs and develops the key components of its products, including application-specific integrated circuits (“ASICs”) and operating system and other software, as well as certain details in the fabrication and enclosure of its products. In addition, Brocade determines the components that are incorporated into its products and Brocade selects appropriate suppliers of those components.

Although Brocade uses standard parts and components for its products where possible, Brocade’s contract manufacturers currently purchase, on Brocade’s behalf, several key components used in the manufacture of its products from single or limited supplier sources. Brocade’s principal limited source components include ASICs, printed circuit boards, microprocessors, certain connectors, certain logic chips, small form-factor pluggable transceivers (“SFPs”), power supplies and programmable logic devices. In addition, Brocade licenses certain software from third parties that is incorporated into its fabric operating system and other software.

Brocade is also subject to various environmental and other regulations governing product safety, materials usage, packaging and other environmental impacts in the various countries where its products are sold. For example, many of Brocade’s products are subject to laws and regulations that restrict the use of lead, mercury, hexavalent chromium, cadmium and other substances and require producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of its products when they have reached the end of their useful life. In Europe, substance restrictions apply to products sold. In addition, recycling, labeling, financing and related requirements apply to products Brocade sells in Europe. Brocade may be required to redesign its products to ensure that they comply with any new requirements as well as related requirements imposed by its OEM customers. Brocade also continues to work with its suppliers to provide it with compliant materials, parts and components. Various other countries and states in the United States have issued, or are in the process of issuing, other environmental regulations that may impose additional restrictions or obligations and require further changes to the Company’s products.

Patents, Intellectual Property and Licensing

Brocade relies on a combination of patents, copyrights, trademarks, trade secrets, confidentiality agreements and other contractual restrictions with employees and third parties to establish and protect its proprietary rights. Despite these precautions, the measures Brocade undertakes may not prevent misappropriation or infringement of its proprietary technology. These measures may not preclude competitors from independently developing products with functionality or features similar to its products.

Brocade maintains a program to identify and obtain patent protection for its inventions. As of December 5, 2007, Brocade has been issued 139 patents in the United States and 10 patents in various foreign countries (based on certain US patents or patent applications) that are currently in force and has approximately 150 patent applications pending in the United States and approximately 30 patent applications pending in various foreign countries (based on certain US patents or patent applications). The normal expiration dates of its issued patents in the United States range from 2010 to 2024. It is possible that Brocade will not receive patents for every application it files. Furthermore, Brocade’s issued patents may not adequately protect its technology from infringement or prevent others from claiming that its products infringe the patents of those third parties. Brocade’s failure to protect its intellectual property could materially harm its business. In addition, Brocade’s competitors may independently develop similar or superior technology, duplicate Brocade’s products, or design around its patents. It is possible that litigation may be necessary in the future to enforce Brocade’s intellectual property rights, to protect its trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could materially harm Brocade’s business.

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

Brocade has received and may receive in the future, notice of claims of infringement of other parties’ proprietary rights. Infringement or other claims could be asserted or prosecuted against Brocade in the future and it is possible that past or future assertions or prosecutions could harm its business. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development and release of its products, or require Brocade to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may require Brocade to license back its technology or may not be available on terms acceptable to Brocade, or at all. For these reasons, infringement claims could materially harm Brocade’s business.

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

Employees

As of October 27, 2007, Brocade had 2,368 employees. Brocade has not experienced any work stoppages and considers its relations with employees to be good. Employees are currently located in our United States headquarters in San Jose, California, our European headquarters in Geneva, Switzerland, our Asia Pacific headquarters in Singapore and offices throughout North America, Europe and Asia Pacific.

Item 1A.	Risk Factors

1.	Brocade’s future revenue growth depends on its ability to introduce new products and services on a timely basis and achieve market acceptance of these new products and services.

The market for data center networking solutions is characterized by rapidly changing technology and accelerating product introduction cycles. Brocade’s future success depends largely upon its ability to address the rapidly changing needs of its customers by developing and supplying high-quality, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. This risk will become more pronounced as the data center networking markets become more competitive and as demand for new and improved technologies increases.

Brocade has introduced a significant number of new products in recent history, including products across its family of SAN infrastructure solutions, which accounts for a substantial portion of Brocade’s revenues. For example, in the fourth quarter of fiscal year 2007 Brocade announced its new Data Center Fabric architecture and plans to provide a wide range of new solutions, technologies and partnerships over the following six months, including new product offerings based on 8 Gigabit per second, or Gbit, technology solutions. Other recent product introductions in the SAN infrastructure market include the Brocade 5000, Brocade’s first interoperable platform with McDATA’s classic director and switch products.

Brocade must achieve widespread market acceptance of Brocade’s new products and service offerings in order to realize the benefits of Brocade’s investments. The rate of market adoption is also critical. The success of Brocade’s product and service offerings depends on numerous factors, including its ability to:

•	properly define the new products and services;

•	timely develop and introduce the new products and services;

•	differentiate Brocade’s new products and services from its competitors’ technology and product offerings;

•	address the complexities of interoperability of Brocade’s products with its OEM partners’ server and storage products and its competitors’ products; and

•	maintain product quality and reliability.

Various factors impacting market acceptance are outside of Brocade’s control, including the availability and price of competing products and alternative technologies; the cost of certain product subcomponents, which could reduce Brocade’s gross margins; product qualification requirements by Brocade’s OEM partners, which can cause delays in the market acceptance; and the ability of its OEM partners to successfully distribute, support and provide training for its products. If Brocade is not able to successfully develop and market new and enhanced products and services on a timely basis, its business and results of operations will be harmed.

2.	Brocade is currently expanding its product and service offerings in new and adjacent markets and Brocade’s operating results will suffer if these initiatives are not successful.

Brocade has made a series of investments and plans to continue to invest, in offerings focused on new markets that are adjacent or related to Brocade’s traditional market, including new and emerging markets. For instance, Brocade has recently made a series of introductions in the emerging File Area Network (FAN) market with several enhancements to existing products in its family of file data management solutions which includes Brocade StorageX and Brocade File Lifecycle Manager, or FLM. Brocade has also recently announced new host bus adapter (HBA) product offerings in the Server Connectivity market. In addition, Brocade has added multiple new professional service offerings to its solution portfolio.

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

Developing new offerings also requires significant, upfront, investments that may not result in revenue for an extended period of time, if at all. Particularly as Brocade seeks to diversify its product and service offerings, Brocade expects to incur significant costs and expenses for product development, sales, marketing and customer services, most of which are fixed in the short-term or incurred in advance of receipt of corresponding revenue. In addition, these investments have caused and will likely continue to result in, higher operating expenses and if they are not successful, Brocade’s operating income and operating margin will deteriorate. These new offerings may also involve cost and revenue structures that are different from those experienced in Brocade’s historical business, which could negatively impact Brocade’s operating results.

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

3.	Increased market competition may lead to reduced sales, margins, profits and market share.

The data center networking markets continue to be very competitive as new products, services and technologies are introduced by existing competitors and as new competitors enter these markets. Increased competition in the past has resulted in greater pricing pressure and reduced sales, margins, profits and market share. For example, Brocade expects to experience increased competition in future periods as other companies gain broader market acceptance with recently released 4 Gbit products that are intended to compete with Brocade’s 4 Gbit products. Moreover, new competitive products could be based on existing technologies or new technologies that may or may not be compatible with Brocade’s storage network technology and new data center architecture. While new technologies such as Fibre Channel over Ethernet (“FCoE”) and non-Fibre Channel based emerging products utilizing Gigabit Ethernet, 10 Gigabit Ethernet, InfiniBand, or Internet Small Computer System Interface (“iSCSI”), represent future opportunities for further establishing or expanding Brocade’s market presence, they also could be disruptive to Brocade’s business if Brocade is not able to develop products that compete effectively.

In addition to competing technology solutions, Brocade faces significant competition from providers of Fibre Channel switching products for interconnecting servers and storage. These principle competitors include Cisco Systems and QLogic Corporation. Brocade also faces other competitors in markets adjacent to the SAN market, such as Cisco and F5 Networks in the FAN market and QLogic and Emulex in the Server Connectivity market. In addition, Brocade’s OEM partners, who also have relationships with some of Brocade’s current competitors, could become new competitors by developing and introducing products that compete with Brocade’s product offerings, by choosing to sell Brocade’s competitors’ products instead of Brocade’s products, or by offering preferred pricing or promotions on Brocade’s competitors’ products. Competitive pressure will likely intensify as Brocade’s industry experiences further consolidation in connection with acquisitions by Brocade, its competitors and its OEM partners.

Some of Brocade’s competitors have longer operating histories and significantly greater human, financial and capital resources than Brocade does. Particularly as Brocade enters new adjacent markets, Brocade may face competitors with well-established market share and customer relationships. Brocade’s competitors could adopt more aggressive pricing policies than Brocade. Brocade believes that competition based on price may become more aggressive than it has traditionally experienced. Brocade’s competitors could also devote greater resources to the development, promotion and sale of their products than Brocade may be able to support and, as a result, be able to respond more quickly to changes in customer or market requirements. Brocade’s failure to successfully compete in the market would harm Brocade’s business and financial results.

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

4.	Brocade’s revenues will be affected by changes in domestic and international information technology spending and overall demand for data center solutions.

In the past, unfavorable or uncertain economic conditions and reduced global information technology spending rates have adversely affected Brocade’s operating results. For example, in the latter half of fiscal 2007 the SAN market experienced cautious enterprise spending in North America. Brocade is unable to predict changes in general economic conditions and when information technology spending rates will be affected. If there are future reductions in either domestic or international information technology spending rates, or if information technology spending rates do not improve, Brocade’s revenues, operating results and financial condition may be adversely affected.

Even if information technology spending rates increase, Brocade cannot be certain that the market for storage network and data center networking solutions will be positively impacted. Brocade’s storage networking products are sold as part of storage systems and subsystems. As a result, the demand for Brocade’s storage networking products has historically been affected by changes in storage requirements associated with growth related to new applications and an increase in transaction levels. Although in the past Brocade has experienced growth as enterprise-class customers have adopted storage area network technology, demand for data center products in the enterprise-class sector could be adversely affected if the overall economy weakens or experiences greater uncertainty, or if larger businesses were to decide to limit new equipment purchases. If information technology spending levels are restricted and new products improve Brocade’s customers’ ability to utilize their existing data center infrastructure, the demand for data center solutions may decline. If this occurs, Brocade’s business and financial results will be harmed.

5.	Brocade depends on OEM partners for a majority of Brocade’s revenues and the loss of any of these OEM partners or a decrease in their purchases could significantly reduce Brocade’s revenues and negatively affect Brocade’s financial results.

Brocade depends on recurring purchases from a limited number of large OEM partners for the majority of its revenue. As a result, these large OEM partners have a significant influence on Brocade’s quarterly and annual financial results. For fiscal years 2007, 2006 and 2005, the same three customers each represented ten percent or more of Brocade’s total revenues for a combined total of 68%, 73% and 71%, respectively. Brocade’s agreements with its OEM partners are typically cancelable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. Brocade’s OEM partners could also elect to reduce, or rebalance, the amount they purchase from Brocade and increase the amount purchased from Brocade’s competitors. Brocade anticipates that its revenues and operating results will continue to depend on sales to a relatively small number of OEM partners. The loss of any one significant OEM partner, or a decrease in the level of sales to any one significant OEM partner, or unsuccessful quarterly negotiation on key terms, conditions or timing of purchase orders placed during a quarter, would likely cause serious harm to Brocade’s business and financial results.

In addition, some of Brocade’s OEM partners purchase Brocade’s products for their inventories in anticipation of customer demand. These OEM partners make decisions to purchase inventory based on a variety of factors, including their product qualification cycles and their expectations of end customer demand, which may be affected by seasonality and their internal supply management objectives. Others require that Brocade maintain inventories of Brocade’s products in hubs adjacent to their manufacturing facilities and purchase Brocade’s products only as necessary to fulfill immediate customer demand. If more of Brocade’s OEM partners transition to a hub model, form partnerships, alliances or agreements with other companies that divert business away from Brocade; or otherwise change their business practices, their ordering patterns may become less predictable. Consequently, changes in ordering patterns may affect both the timing and volatility of Brocade’s reported revenues. The timing of sales to Brocade’s OEM partners and consequently the timing and volatility of Brocade’s reported revenues, may be further affected by the product introduction schedules of Brocade’s OEM partners.

Brocade’s OEM partners evaluate and qualify Brocade’s products for a limited time period before they begin to market and sell them. Assisting Brocade’s OEM partners through the evaluation process requires significant sales, marketing and engineering management efforts on Brocade’s part, particularly if Brocade’s products are being qualified with multiple distribution partners at the same time. In addition, once Brocade’s products have been qualified, its customer agreements have no minimum purchase commitments. Brocade may not be able to effectively maintain or expand its distribution channels, manage distribution relationships successfully, or market its products through distribution partners. Brocade must continually assess, anticipate and respond to the needs of its distribution partners and their customers and ensure that its products integrate with their solutions. Brocade’s failure to successfully manage its distribution relationships or the failure of its distribution partners to sell Brocade’s products could reduce Brocade’s revenues significantly. In addition, Brocade’s ability to respond to the needs of its distribution partners in the future may depend on third parties producing complementary products and applications for Brocade’s products. If Brocade fails to respond successfully to the needs of these groups, its business and financial results could be harmed.

6.	Brocade’s failure to successfully manage the transition between its new products and its older products may adversely affect Brocade’s financial results.

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

7.	Failure to manage expansion effectively could seriously harm our business, financial condition and prospects.

We continue to increase the scope of our operations domestically and internationally as a result of our expanded product and service offerings and acquisitions of other companies or businesses. Our ability to successfully implement our business plan, develop and offer products and manage expansion in a rapidly evolving market requires a comprehensive and effective planning and management process. Moreover, our growth in business and relationships with customers and other third parties has placed and will continue to place, a significant strain on management systems, resources, intercompany communications and coordination. Failure to maintain and to continue to improve upon our operational, managerial and financial controls, reporting systems, processes and procedures and/or our failure to continue to expand, train and manage our work force worldwide, could seriously harm our business and financial results.

8.	The failure to accurately forecast demand for Brocade’s products or the failure to successfully manage the production of Brocade’s products could negatively affect the supply of key components for Brocade’s products and Brocade’s ability to manufacture and sell Brocade’s products.

Brocade provides product forecasts to its contract manufacturers and places purchase orders with them in advance of the scheduled delivery of products to Brocade’s customers. Moreover, in preparing sales and demand forecasts, Brocade relies largely on input from its OEM partners. Therefore, if Brocade or its OEM partners are unable to accurately forecast demand, or if Brocade fails to effectively communicate with its distribution partners about end-user demand or other time-sensitive information, sales and demand forecasts may not reflect the most accurate, up-to-date information. If these forecasts are inaccurate, Brocade may be unable to obtain adequate manufacturing capacity from its contract manufacturers to meet customers’ delivery requirements, or Brocade may accumulate excess inventories. Furthermore, Brocade may not be able to identify forecast discrepancies until late in its fiscal quarter. Consequently, Brocade may not be able to make adjustments to its business model. If Brocade is unable to obtain adequate manufacturing capacity from its contract manufacturers, if Brocade accumulates excess inventories, or if Brocade is unable to make necessary adjustments to Brocade’s business model, revenue may be delayed or even lost to Brocade’s competitors and Brocade’s business and financial results may be harmed. In addition, Brocade may experience higher fixed costs as it expands its contract manufacturer capabilities and be less able to react quickly if demand suddenly decreases.

Brocade’s ability to accurately forecast demand also may become increasingly more difficult as Brocade enters new or adjacent markets, begins phasing out certain products, or in the event of acquisitions of other companies or businesses. Forecasting demand for new or adjacent markets, particularly where the markets are not yet well-established, can be highly speculative and uncertain. For products that are nearing end of life or being replaced by new versions, it may be difficult to forecast how quickly to ramp down production on the older products and ramp up production on the new products. Acquired companies or businesses may offer less visibility into demand than Brocade typically has experienced, may cause customer uncertainty regarding purchasing decisions and may use different measures to evaluate demand that are less familiar to Brocade and thus more difficult to accurately predict.

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

9.	The prices of Brocade’s products have declined in the past and Brocade expects the price of Brocade’s products to continue to decline, which could reduce Brocade’s revenues, gross margins and profitability.

The average selling price for Brocade’s products has declined in the past and Brocade expects it to continue to decline in the future as a result of changes in product mix, competitive pricing pressure, increased sales discounts, new product introductions by Brocade or Brocade’s competitors, the entrance of new competitors or other factors. For example, while the pricing environment for the past several quarters has been more favorable than historical levels, price declines may increase as competitors ramp up product releases that compete with Brocade’s 4 Gbit products. If Brocade is unable to offset any negative impact that changes in product mix, competitive pricing pressures, increased sales discounts, enhanced marketing programs, new product introductions by Brocade or Brocade’s competitors, or other factors may have on it by increasing the volume of products shipped or reducing product manufacturing cost, Brocade’s total revenues and gross margins will be negatively impacted.

In addition, to maintain Brocade’s gross margins Brocade must maintain or increase the number of products shipped, develop and introduce new products and product enhancements and continue to reduce the manufacturing cost of Brocade’s products. While Brocade has successfully reduced the cost of manufacturing Brocade’s products in the past, Brocade may not be able to continue to reduce cost of production at historical rates. Moreover, most of Brocade’s expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, Brocade may not be able to decrease its spending quickly enough or in sufficient amounts to offset any unexpected shortfall in revenues. If this occurs, Brocade could incur losses, Brocade’s operating results and gross margins could be below expectations.

10.	Brocade is dependent on sole source and limited source suppliers for certain key components, the loss of which may significantly impact results of operations.

Brocade purchases certain key components used in the manufacture of its products from single or limited sources. Brocade purchases specific ASICs from a single source and Brocade purchases microprocessors, certain connectors, small form-factor pluggable transceivers, or SFP’s, logic chips, power supplies and programmable logic devices from limited sources. Brocade also licenses certain third-party software that is incorporated into Brocade’s operating system software and other software products. If Brocade is unable to obtain these and other components when required or Brocade experiences significant component defects, Brocade may not be able to deliver Brocade’s products to Brocade’s customers in a timely manner. As a result, Brocade’s business and financial results could be harmed.

In addition, the loss of any of Brocade’s major third party contract manufacturers could significantly impact Brocade’s ability to produce its products for an indefinite period of time. Qualifying a new contract manufacturer and commencing volume production is a lengthy and expensive process. If Brocade is required to change its contract manufacturer or if its contract manufacturer experiences delays, disruptions, capacity constraints, component parts shortages or quality control problems in its manufacturing operations, shipment of Brocade’s products to Brocade’s customers could be delayed resulting in loss of revenues and Brocade’s competitive position and relationship with customers could be harmed.

11.	Brocade has been named as a party to several class action and derivative action lawsuits arising from Brocade’s internal reviews and related restatements of Brocade’s financial statements during 2005, and Brocade may be named in additional litigation, all of which could require significant management time and attention and result in significant additional legal expenses as well as result in an unfavorable resolution which would likely have a material adverse effect on Brocade’s business, financial condition, results of operations and cash flows.

Brocade is subject to a number of lawsuits arising from Brocade’s internal reviews and the related restatements of Brocade’s financial statements in 2005, some filed on behalf of a class of Brocade’s stockholders, against Brocade and certain of its current and former officers and directors claiming violations of securities laws and others purportedly filed on behalf of Brocade against certain of Brocade’s current and former officers and directors, and Brocade may become the subject of additional private actions. The expense of defending and resolving such litigation is significant. The amount of time to resolve these lawsuits is unpredictable and defending Brocade may divert management’s attention from the day-to-day operations of Brocade’s business, which could adversely affect Brocade’s business. In addition, Brocade believes that it is probable that any settlement between the parties in the consolidated class action pending in federal court or unfavorable resolution of such litigation will result in a payment to the class in an amount that will have a material adverse effect on Brocade’s business, results of operations and/or cash flows. Brocade believes it is probable that the ultimate resolution of the consolidated class action lawsuit will result in a payment to the class in an amount that is material to the Company; however, such amount is not yet reasonably estimable. Finally, Brocade has certain indemnification obligations to its former officers and directors that are also named in these actions for, among other things, the advancement of certain legal expenses and the indemnification of certain judgments and settlements.

12.	Certain former employees of Brocade are subject to ongoing actions by the SEC, the Department of Justice, or DOJ, and others, which have required, and may continue to require, a significant amount of legal expense pursuant to indemnification obligations of Brocade, which could adversely affect Brocade’s results of operations and cash flows.

Although the Company reached a settlement with the SEC regarding the previously-disclosed SEC investigation of the Company’s historical stock option granting practices in May 2007, the SEC, DOJ and various other third parties are continuing to investigate and pursue actions against certain former executive officers of Brocade. While those actions are targeted against certain former executive officers and not Brocade, Brocade has certain indemnification obligations to such former officers for, among other things, the advancement of legal expenses incurred in connection with such actions, which have required, and may continue to require, a significant amount of expense to Brocade. Whether Brocade may be entitled to recoup all or a portion of the expenses advanced by Brocade on behalf of such former officers or recover for any losses resulting from certain actions of such former officers is complex and can be affected by, among other things, various state laws, the interpretation of indemnification agreements and the collectability of any such amounts.

13.	Brocade may not realize the anticipated benefits of past or future acquisitions and strategic investments and integration of acquired companies or technologies may negatively impact Brocade’s business.

Brocade has in the past acquired, or made strategic investments, in other companies, products or technologies and Brocade expects to make additional acquisitions and strategic investments in the future. Examples of recent acquisitions include McDATA Corporation in January 2007 and NuView, Inc. in March 2006. Brocade may not realize the anticipated benefits of these or any other acquisitions or strategic investments, which involve numerous risks, including:

•	difficulties in successfully integrating the acquired businesses;

•	revenue attrition in excess of anticipated levels if existing customers alter or reduce their historical buying patterns;

•	unanticipated costs, litigation and other contingent liabilities;

•	diversion of management’s attention from Brocade’s daily operations and business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering into markets in which Brocade has limited, or no prior, experience;

•	potential loss of key employees;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	failure to successfully manage additional remote locations, including the additional infrastructure and resources necessary to support and integrate such locations;

•	assumption of debt and contingent liabilities;

•	additional costs such as increased costs of manufacturing and service costs; costs associated with excess or obsolete inventory; costs of employee redeployment; relocation and retention, including salary increases or bonuses; accelerated amortization of deferred equity compensation and severance payments; reorganization or closure of facilities; and taxes; advisor and professional fees and termination of contracts that provide redundant or conflicting services;

•	incurrence of significant exit charges if products acquired in business combinations are unsuccessful;

•	incurrence of acquisition-related costs or amortization costs for acquired intangible assets that could impact Brocade’s operating results;

•	potential write-down of goodwill and/or acquired intangible assets, which are subject to impairment testing on a regular basis, and could significantly impact Brocade’s operating results; and

•	dilution of the percentage of Brocade’s stockholders to the extent equity is used as consideration or option plans are assumed.

If Brocade is not able to successfully integrate businesses, products, technologies or personnel that Brocade acquires, or to realize expected benefits of Brocade’s acquisitions or strategic investments, Brocade’s business and financial results would be adversely affected.

14.	Brocade’s business is subject to cyclical fluctuations and uneven sales patterns, which makes predicting results of operations difficult.

Many of Brocade’s OEM partners experience uneven sales patterns in their businesses due to the cyclical nature of information technology spending. For example, some of Brocade’s partners close a disproportionate percentage of their sales transactions in the last month, weeks and days of each fiscal quarter, and other partners experience spikes in sales during the fourth calendar quarter of each year. Because the majority of Brocade’s sales are derived from a small number of OEM partners, when they experience seasonality, Brocade typically experiences similar seasonality. Historically, Brocade’s first and fourth fiscal quarters are seasonally stronger quarters than its second and third fiscal quarters. In addition, Brocade has experienced quarters where uneven sales patterns of Brocade’s OEM partners have resulted in a significant portion of Brocade’s revenue occurring in the last month of Brocade’s fiscal quarter. This exposes Brocade to additional inventory risk as it has to order products in anticipation of expected future orders and additional sales risk if Brocade is unable to fulfill unanticipated demand. Brocade is not able to predict the degree to which the seasonality and uneven sales patterns of Brocade’s OEM partners or other customers will affect Brocade’s business in the future particularly as Brocade releases new products.

15.	Brocade’s quarterly and annual revenues and operating results may fluctuate in future periods due to a number of factors, which could adversely affect the trading price of Brocade’s stock.

Brocade’s quarterly and annual revenues and operating results may vary significantly in the future due to a number of factors, any of which may cause Brocade’s stock price to fluctuate. Factors that may affect the predictability of Brocade’s annual and quarterly results include, but are not limited to, the following:

•	announcements, introductions and transitions of new products by Brocade and its competitors or its OEM partners;

•	the timing of customer orders, product qualifications and product introductions of Brocade’s OEM partners;

•	seasonal fluctuations;

•	long and complex sales cycles;

•	changes, disruptions or downturns in general economic conditions, particularly in the information technology industry;

•	declines in average selling prices for Brocade’s products as a result of competitive pricing pressures or new product introductions by Brocade or its competitors;

•	the emergence of new competitors and new technologies in the storage network and data management markets;

•	deferrals of customer orders in anticipation of new products, services, or product enhancements introduced by Brocade or its competitors;

•	Brocade’s ability to timely produce products that comply with new environmental restrictions or related requirements of its OEM customers;

•	Brocade’s ability to obtain sufficient supplies of sole- or limited-sourced components, including ASICs, microprocessors, certain connectors, certain logic chips and programmable logic devices;

•	increases in prices of components used in the manufacture of Brocade’s products;

•	Brocade’s ability to attain and maintain production volumes and quality levels;

•	variations in the mix of Brocade’s products sold and the mix of distribution channels and geographies through which they are sold;

•	pending or threatened litigation;

•	stock-based compensation expense that is affected by Brocade’s stock price;

•	new legislation and regulatory developments; and

•	other risk factors detailed in this section entitled “Risks Related to Brocade’s Business.”

Accordingly, the results of any prior periods should not be relied upon as an indication of future performance. Brocade cannot assure you that in some future quarter Brocade’s revenues or operating results will not be below Brocade’s projections or the expectations of stock market analysts or investors, which could cause Brocade’s stock price to decline.

16.	Undetected software or hardware errors could increase Brocade’s costs, reduce Brocade’s revenues and delay market acceptance of Brocade’s products.

Networking products frequently contain undetected software or hardware errors, or bugs, when first introduced or as new versions are released. Brocade’s products are becoming increasingly complex and, particularly as Brocade continues to expand Brocade’s product portfolio to include software-centric products, including software licensed from third parties, errors may be found from time to time in Brocade’s products. In addition, through its acquisitions, Brocade has assumed, and may in the future assume, products previously developed by an acquired company that may not have been through the same product development, testing and quality control processes typically used for products developed internally by Brocade that have known or undetected errors. Some types of errors also may not be detected until the product is installed in a heavy production or user environment. In addition, Brocade’s products are often combined with other products, including software, from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause Brocade to incur significant warranty and repair costs, divert the attention of engineering personnel from product development efforts and cause significant customer relations problems. Moreover, the occurrence of hardware and software errors, whether caused by another vendor’s storage network and data management products or Brocade’s, could delay market acceptance of Brocade’s new products.

17.	If Brocade loses key personnel or is unable to hire additional qualified personnel, Brocade’s business may be harmed.

Brocade’s success depends to a significant degree upon the continued contributions of key management, engineering, sales and other personnel, many of whom would be difficult to replace. Brocade believes its future success will also depend, in large part, upon Brocade’s ability to attract and retain highly skilled managerial, engineering, sales and other personnel, and on the ability of management to operate effectively, both individually and as a group, in geographically disparate locations. There are only a limited number of qualified personnel in the applicable market and competition for such employees is fierce. Brocade has experienced difficulty in hiring qualified personnel in areas such as application specific integrated circuits, software, system and test, sales, marketing, service, key management and customer support. In addition, Brocade’s past reductions in force could potentially make attracting and retaining qualified employees more difficult in the future. Brocade’s ability to hire qualified personnel may also be negatively impacted by Brocade’s lawsuits relating to its historical stock option granting practices and related media coverage, as well as Brocade’s fluctuating stock price. Brocade’s ability to retain qualified personnel may also be affected by future acquisitions, which can cause uncertainty and loss of key personnel. The loss of the services of any of Brocade’s key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively affect Brocade’s ability to sell its products or services.

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

18.	Brocade is subject to environmental regulations that could have a material adverse effect on Brocade’s business.

Brocade is subject to various environmental and other regulations governing product safety, materials usage, packaging and other environmental impacts in the various countries where Brocade’s products are sold. For example, many of Brocade’s products are subject to laws and regulations that restrict the use of lead, mercury, hexavalent chromium, cadmium and other substances, and require producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of Brocade’s products when they have reached the end of their useful life. For example, in Europe, substance restrictions apply to products sold, and certain of Brocade’s OEM partners require compliance with these or more stringent requirements. In addition, recycling, labeling, financing and related requirements apply to products Brocade sells in Europe. China has also enacted similar legislation. Despite Brocade’s efforts to ensure that Brocade’s products comply with new and emerging requirements, Brocade cannot provide absolute assurance that its products will, in all cases, comply with such requirements. If Brocade’s products do not comply with the substance restrictions under local environmental laws, Brocade could become subject to fines, civil or criminal sanctions and contract damage claims. In addition, Brocade could be prohibited from shipping non-compliant products into one or more jurisdictions and required to recall and replace any non-compliant products already shipped, which would disrupt Brocade’s ability to ship products and result in reduced revenue, increased obsolete or excess inventories and harm to Brocade’s business and customer relationships. Brocade’s suppliers may also fail to provide it with compliant materials, parts and components despite Brocade’s requirement to them to provide compliant materials, parts and components, which could impact Brocade’s ability to timely produce compliant products and, accordingly could disrupt Brocade’s business.

19.	Brocade’s future operating expenses may be adversely affected by changes in Brocade’s stock price.

A portion of Brocade’s outstanding stock options and restricted stock units are subject to variable accounting. Under variable accounting, Brocade is required to re-measure the value of certain options and other equity awards, and the corresponding compensation expense, at the end of each reporting period until the option is exercised, cancelled or expires unexercised, or the RSU vests or is cancelled. As a result, the stock-based compensation expense Brocade recognizes in any given period can vary substantially due to changes in the market value of Brocade’s common stock. Volatility associated with stock price movements has resulted in compensation benefits when Brocade’s stock price has declined and compensation expense when Brocade’s stock price has increased. For example, the market value of Brocade’s common stock at the end of the third and fourth quarters of fiscal year 2006 and the first quarter of 2007 was $6.17, $8.43 and $8.30 per share, respectively. Accordingly, Brocade recorded compensation expense (benefit) in the fourth quarter of fiscal year 2006 and the first quarter of fiscal year 2007 of approximately $2.0 million and $(0.1) million, respectively. Brocade is unable to predict the future market value of

Brocade’s common stock and therefore is unable to predict the compensation expense or benefit that Brocade will record in future periods.

20.	Brocade has extensive international operations, which subjects it to additional business risks.

A significant portion of Brocade’s sales occur in international jurisdictions and Brocade’s contract manufacturer has significant operations in China. Brocade also plans to continue to expand its international operations and sales activities. Expansion of international operations will involve inherent risks that Brocade may not be able to control, including:

•	supporting multiple languages;

•	recruiting sales and technical support personnel with the skills to design, manufacture, sell and support Brocade’s products;

•	increased complexity and costs of managing international operations;

•	increased exposure to foreign currency exchange rate fluctuations;

•	commercial laws and business practices that favor local competition;

•	multiple, potentially conflicting and changing governmental laws, regulations and practices, including differing export, import, tax, labor, anti-bribery and employment laws;

•	longer sales cycles and manufacturing lead times;

•	difficulties in collecting accounts receivable;

•	reduced or limited protection of intellectual property rights;

•	managing a development team in geographically disparate locations, including China and India; and

•	more complicated logistics and distribution arrangements.

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

21.	Brocade relies on licenses from third parties and the loss or inability to obtain any such license could harm Brocade’s business.

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

22.	Third-parties may bring infringement claims against Brocade, which could be time-consuming and expensive to defend.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Brocade has in the past been involved in intellectual property-related disputes, including lawsuits with Vixel Corporation and Raytheon Company and Brocade may be involved in such disputes in the future, to protect Brocade’s intellectual property or as a result of an alleged infringement of the intellectual property of others. Brocade may also inherit intellectual property-related disputes from acquisitions of other companies, products or technologies made by Brocade. Brocade also may be subject to indemnification obligations with respect to infringement of third party intellectual property rights pursuant to Brocade’s agreements with OEM partners or customers. These claims and any resulting lawsuit could subject Brocade to significant liability for damages and invalidation of proprietary rights. Any such lawsuits, even if ultimately resolved in Brocade’s favor, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property dispute also could force Brocade to do one or more of the following:

•	stop selling, incorporating or using products or services that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property a license to the relevant intellectual property, which may require Brocade to pay royalty or license fees, or to license Brocade’s intellectual property to such owner and which may not be available on commercially reasonable terms or at all; and

•	redesign those products or services that use technology that is the subject of an infringement claim.

If Brocade is forced to take any of the foregoing actions, Brocade’s business and results of operations could be materially harmed.

23.	Business interruptions could adversely affect Brocade’s business.

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

24.	Brocade’s business is subject to increasingly complex corporate governance, public disclosure, accounting and tax requirements that have increased both its costs and the risk of noncompliance.

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

25.	Provisions in Brocade’s charter documents, customer agreements and Delaware law could prevent or delay a change in control of Brocade, which could hinder stockholders’ ability to receive a premium for Brocade’s stock.

Provisions of Brocade’s certificate of incorporation and bylaws may discourage, delay or prevent a merger or mergers that a stockholder may consider favorable. These provisions include:

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

Certain provisions of Delaware law also may discourage, delay, or prevent someone from acquiring or merging with Brocade and Brocade’s agreements with certain of Brocade’s customers require that Brocade give prior notice of a change of control and grant certain manufacturing rights following a change of control. Brocade’s various anti-takeover provisions could prevent or delay a change in control of Brocade, which could hinder stockholders’ ability to receive a premium for Brocade’s stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

Brocade’s principal administrative, sales, marketing, education, customer support and research & development facilities are located in approximately 405,000 square feet in San Jose, California. Additional research & development and administration facilities are located in approximately 278,000 square feet, in aggregate, in Broomfield, Colorado and Plymouth, Minnesota. Approximately 321,000 square feet of such space is leased and 362,000 square feet is owned property. Brocade’s noted leased properties have expirations between April & August 2010. In addition to the noted facilities Brocade also leases sales, marketing and administrative office space in various locations to serve our customers throughout the world.

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

On July 20, 2001, the first of a number of putative class actions for violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Brocade, certain of its officers and directors, and certain of the underwriters for Brocade’s initial public offering of securities. A consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation, No. 01 Civ. 6613 was filed on April 19, 2002. The initial complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in Brocade’s initial public offering and seeks unspecified damages for claims under the Exchange Act on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against Brocade is coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases as In Re Initial Public Offering Securities Litigation, 21 MC 92(SAS).

Also part of these coordinated proceedings are actions against McDATA Corporation, certain of its officers and directors and the underwriters for McDATA’s initial public offering of securities, No. 01 Civ. 6627, and Inrange Technologies Corporation (which was first acquired by CNT and subsequently acquired by McDATA as part of the CNT acquisition), certain of its officers and directors and the underwriters for Inrange’s initial public offering of securities, No. 01 Civ. 10800. The complaints in these actions asserted claims under the Securities Act and Exchange Act. In October 2002, the individual defendants in the Brocade, McDATA and Inrange actions were dismissed without prejudice from the action, pursuant to a tolling agreement.

On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against Brocade and some but not all of the claims against McDATA and Inrange. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Brocade, McDATA and Inrange, was submitted to the Court for approval. On August 31, 2005, the Court granted preliminary approval of the settlement. In December 2006, the appellate Court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. Neither Brocade, McDATA, nor Inrange is a test case. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases, which the defendants in those cases have moved to dismiss. It is uncertain whether there will be any revised or future settlement. If the litigation proceeds, the Company believes that it has meritorious defenses to plaintiffs’ claims and intends to defend the action vigorously.

Beginning on or about May 19, 2005, several securities class action complaints were filed against Brocade and certain of its then current and former officers. These actions were filed in the United States District Court for the Northern District of California on behalf of purchasers of Brocade’s stock from February 21, 2001 to May 15, 2005. These lawsuits followed and relate to Brocade’s restatement of certain financial results due to stock-based compensation accounting issues. On January 12, 2006, the Court appointed a lead plaintiff and lead counsel. On April 14, 2006, the lead plaintiff filed a consolidated complaint on behalf of purchasers of Brocade’s stock from May 18, 2000 to May 15, 2005. On November 3, 2006, the Court denied Brocade’s motion to dismiss the consolidated complaint and granted certain individual defendants’ motions to dismiss the consolidated complaint with leave to amend. On January 2, 2007, the lead plaintiffs filed an amended consolidated complaint on behalf of purchasers of Brocade’s stock from May 18, 2000 to May 15, 2005. The amended consolidated complaint names the Company and certain of its former officers and directors and alleges, among other things, violations of sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The amended consolidated complaint alleges, among other things, that Brocade and the individual defendants made false or misleading public statements regarding Brocade’s business and operations and seeks unspecified monetary damages and other relief against the defendants. On January 29, 2007, Brocade filed its answer to the amended consolidated complaint. On August 7, 2007, a federal jury convicted Brocade’s former Chief Executive Officer, Gregory Reyes, on ten criminal counts related to the Company’s historical stock option practices. On August 27, 2007, the Court denied certain individual defendants’ motion to dismiss the amended consolidated complaint. On October 12, 2007 the Court granted lead plaintiffs’ motion for class certification and certified a class in this action consisting of all persons and entities who purchased or otherwise acquired the securities of Brocade between May 18, 2000 to May 15, 2005, inclusive, and who were damaged thereby. The Court also partially granted plaintiffs’ motion for partial summary judgment against Mr. Reyes, who is a defendant in this action, prohibiting him from re-litigating in this class action the jury’s finding from Mr. Reyes’ criminal case that he knowingly and willfully made material misrepresentations in Brocade’s Annual Report on Form 10-K for 2001, 2002 and 2003. On December 5, 2007, a federal jury convicted Brocade’s former human resources director, Stephanie Jensen, on two criminal counts related to the Company’s historical stock option practices. (Ms. Jensen is not a defendant in the class action.) No trial date has been set for the class action. Brocade believes it is probable that the ultimate resolution of this class action lawsuit will result in a payment to the class in an amount that is material to the Company; however, such amount is not yet reasonably estimable.

Beginning on or about May 24, 2005, several derivative actions were also filed against certain of Brocade’s current and former officers and directors. These actions were filed in the United States District Court for the Northern District of California and in the California Superior Court in Santa Clara County. The complaints allege, among other things, that certain of Brocade’s officers and directors breached their fiduciary duties to Brocade by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. Brocade is named solely as a nominal defendant against whom the plaintiffs seek no monetary recovery (other than the award of attorneys’ fees). The derivative actions pending in the District Court for the Northern District of California were consolidated and the Court created a Lead Counsel structure. The derivative plaintiffs filed a consolidated complaint in the District Court for the Northern District of California on October 7, 2005, and Brocade filed a motion to dismiss that action on October 27, 2005. On January 6, 2006, Brocade’s motion was granted and the consolidated complaint in the District Court for the Northern District of California was dismissed with leave to amend. The parties to this action subsequently reached a preliminary settlement, and on February 14, 2007, the Court entered an Order granting preliminary approval of the settlement. On April 27, 2007 the Court refused to grant final approval of the settlement at that time and set a further hearing on the settlement.

The derivative actions pending in the Superior Court in Santa Clara County were also consolidated. The derivative plaintiffs filed a consolidated complaint on September 19, 2005. Brocade filed a motion in the state derivative action to stay that action in deference to the substantially identical consolidated derivative action pending in the District Court for the Northern District of California, and on November 15, 2005, the state Court stayed the action. In October 2006, the Court partially lifted the stay and granted plaintiffs leave to file an amended complaint. On November 13, 2006, plaintiffs filed an amended complaint, and Brocade filed a demurrer to the action on March 9, 2007 and, on September 4, 2007, a motion to dismiss due to plaintiffs’ lack of standing.

On October 23, 2007, a class action complaint was filed against Brocade and certain of its former officers and current and former directors. This action was filed in the California Superior Court in Santa Clara County on behalf of individuals who owned Brocade stock between February 21, 2001 and May 16, 2005. The complaint generally alleges that Brocade and the individual defendants breached the duty of disclosure by failing to disclose alleged wrongful conduct including conduct complained of in the securities litigation described above and seeks unspecified monetary damages and other relief against the defendants. On November 26, 2007, this action was removed from state court to the United States District Court for the Northern District of California. On November 28, 2007, Brocade filed a motion seeking to have this action deemed “related” to the consolidated federal securities class action described above. On December 3, 2007, Brocade filed a motion to dismiss the action in its entirety on the ground that it is preempted by the Securities Litigation Uniform Standards Act of 1998.

No liabilities have been accrued in Brocade’s Consolidated Financial Statements associated with these matters as the amounts are not both probable and reasonably estimable, other than the $7.0 million estimated settlement payment to the SEC in connection with Brocade’s historical stock option granting processes. Brocade’s settlement with the SEC received final court approval on August 27, 2007 and the $7.0 million settlement amount was released to the SEC.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been quoted on the Nasdaq Global Select Market under the symbol “BRCD” since our initial public offering on May 24, 1999. Prior to this time, there was no public market for the stock. See “Item 6 — Selected Financial Data” for the high and low sales prices per share of our common stock as reported on the Nasdaq Global Select Market, for the periods indicated.

According to records of our transfer agent, we had 384,534,247 stockholders of record at December 13, 2007 and we believe there are a substantially greater number of beneficial holders. We did not pay dividends in fiscal year 2005, fiscal year 2006 or fiscal year 2007. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

The following table summarizes stock repurchase activity for three months ended October 27, 2007 (in thousands, except per share amounts):

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number		as Part of Publicly	May Yet be
	of Shares	Average Price	Announced	Purchased Under
	Purchased(1)	Paid per Share	Program(1)	the Program(2)

July 29, 2007 — August 25, 2007	3	$6.97	2,835	$112,891
August 26, 2007 — September 22, 2007	—	$7.12	1,530	$102,001
September 23, 2007 — October 27, 2007	3	$8.73	2,238	$82,458

Total	6	$7.60	6,603	$82,458

(1)	The total number of shares repurchased include those shares of Brocade common stock that employees deliver back to Brocade to satisfy tax-withholding obligations at the settlement of restricted stock exercises or upon termination of the employee and the forfeiture of restricted awards, but does not include those shares of Brocade common stock that were cashed-out as a result of the Reverse/Forward Split effective June 26, 2007.

(2)	On January 29, 2007, the Company announced the authorization of $200 million for stock repurchases, which is in addition to the $52.7 million remaining under the previously announced a $100 million stock repurchase program approved by our Board of Directors in August 2004. In addition, the Company announced on November 29, 2007 that an additional $500 million had been authorized for repurchase of the Company’s common stock. The purchases may be made, from time to time, in the open market or by privately negotiated transactions and will be funded from available working capital. The Company has also entered into a written plan for the automatic repurchase of its securities in accordance with Section 10b5-1 of the Securities Exchange Act of 1934 as part of its share repurchase program. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions and other factors, including alternative investment opportunities.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Brocade Communications Systems, Inc., The NASDAQ Composite Index,
The NASDAQ Computer Index And SIC Code 3577

*	$100 invested on 10/26/02 in stock or on 10/31/02 in index-including reinvestment of dividends. Indexes calculated on month-end basis.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Annual Report on Form 10-K.

The consolidated statement of income data set forth below for the fiscal year ended October 27, 2007, October 28, 2006 and October 29, 2005, the consolidated balance sheet data as of October 27, 2007 and October 28, 2006, are derived from, and qualified by reference to, the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for the fiscal year ended October 30, 2004 and October 25, 2003 and the consolidated balance sheet data as of October 29, 2005, October 30, 2004 and October 25, 2003, is derived from audited financial statements not included herein.

Five-Year Summary

	Fiscal Year Ended
	October 27,	October 28,	October 29,	October 30,	October 25,
	2007(1)	2006(2)	2005(3)	2004(4)	2003(5)
	(In thousands, except per share amounts)

Statement of Income Data:
Net revenues	$1,236,863	$750,592	$574,120	$596,265	$525,277
Cost of revenues	575,451	305,184	251,161	268,974	241,163

Gross margin	661,412	445,408	322,959	327,291	284,114

Operating expenses (benefits):
Research and development	213,311	164,843	132,448	142,535	146,545
Sales and marketing	211,168	139,434	101,202	102,445	115,075
General and administrative	46,980	31,089	25,189	24,593	21,306
Legal fees associated with indemnification obligations, SEC investigation and other related costs, net	46,257	13,654	14,027	—	—
Provision for SEC settlement	—	7,000	—	—	—
Amortization of intangible assets	24,719	2,294	—	—	—
Acquisition and integration costs	19,354	9,646	—	—	—
Restructuring and facilities lease losses, net	—	3,775	(670)	84,557	20,828
Settlement of an acquisition-related claim	—	—	—	6,943	—
In-process research and development	—	—	7,784	—	134,898

Total operating expenses	561,789	371,735	279,980	361,073	438,652

Income (loss) from operations	99,623	73,673	42,979	(33,782)	(154,538)
Interest and other income, net	38,501	29,098	22,656	18,786	18,424
Interest expense	(6,414)	(7,082)	(7,693)	(10,677)	(13,339)
Gain on repurchases of convertible subordinated debt	—	—	2,318	5,613	11,118
Gain (loss) on investments, net	13,205	2,663	(5,062)	436	3,638

Income (loss) before provision for income taxes	144,915	98,352	55,198	(19,624)	(134,697)
Income tax provision	68,043	30,723	12,077	14,070	11,852

Net income (loss)	76,872	$67,629	$43,121	$(33,694)	$(146,549)

Net income (loss) per share — basic	$0.21	$0.25	$0.16	$(0.13)	$(0.58)

Net income (loss) per share — diluted	$0.21	$0.25	$0.16	$(0.13)	$(0.58)

Shares used in per share calculation — basic	362,070	269,602	268,176	260,446	250,610

Shares used in per share calculation — diluted	377,558	274,142	270,260	260,446	250,610

Balance Sheet Data:
Cash, cash equivalents, investments and restricted short-term investments	$625,832	$582,554	$764,402	$736,908	$835,565
Working capital(6)	502,499	428,233	317,819	434,162	355,634
Total assets	1,930,100	900,718	981,730	987,382	1,063,174
Non-current liabilities associated with lease losses	25,742	11,105	12,481	16,799	16,518
Convertible subordinated debt and capital lease obligations	167,498	—	278,883	352,279	442,950
Total stockholders’ equity	1,266,658	616,230	508,847	445,652	447,868

Note:We report our fiscal year on a 52/53-week period ending on the last Saturday in October of each year. Accordingly, the fiscal year ends for fiscal years 2007, 2006 and 2005, were October 27, 28 and 29, respectively. As is customary for companies that use the 52/53-week convention, every 5th year contains a 53-week fiscal year. As a result, our fiscal year 2004 was a 53-week fiscal year. Also as a result, our second quarter of fiscal year 2004 included one extra week and was 14 weeks in length. Fiscal years 2007, 2006, 2005 and 2003 were 52-week fiscal years.

(1)	The fiscal year ended October 27, 2007 includes the impact of the acquisition of McDATA, which was completed in the second quarter of fiscal year 2007 (see Note 3, “Acquisitions,” of the Notes to Consolidated Financial Statements). In addition, in the fiscal year ended October 27, 2007 we recorded a $13.2 million gain on investments on the disposition of portfolio investments primarily associated with the disposition of marketable strategic investments at amounts above the carrying value (see Note 16, “Gain on Investment, net,” of the Notes to Consolidated Financial Statements). The fiscal year ended October 27, 2007 also includes net legal fees associated with applicable indemnification obligations, SEC investigation and other related costs of $46.3 million. Further, during the first quarter of fiscal year 2006, we began active settlement discussions with the SEC’s Division of Enforcement regarding our financial restatements related to stock option accounting. As a result of these discussions, we recorded a provision of $7.0 million for an estimated settlement expense in the fiscal year ended October 28, 2006. On May 31, 2007, the offer of settlement was approved by the SEC’s Commissioners. On August 27, 2007, final judgment approving the settlement was entered by the United States District Court for the Northern District of California and the $7.0 million settlement amount was released to the SEC.

(2)	The fiscal year ended October 28, 2006 includes the impact of the acquisition of NuView, which was completed in the second quarter of fiscal year 2006 (see Note 3, “Acquisitions,” of the Notes to Consolidated Financial Statements). In addition, in the fiscal year ended October 28, 2006 we recorded a $2.7 million gain on investments on the disposition of portfolio investments primarily associated with non-marketable private strategic investments (see Note 16, “Gain on Investment, net,” of the Notes to Consolidated Financial Statements). The fiscal year ended October 28, 2006 also includes net legal fees associated with applicable indemnification obligations, SEC investigation and other related costs of $13.7 million. Further, during the first fiscal quarter we began active settlement discussions with the SEC’s Division of Enforcement regarding our financial restatements related to stock option accounting. As a result of these discussions, we recorded a provision of $7.0 million for an estimated settlement expense (see Note 9, “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements). During the second fiscal quarter, we recorded a charge of $3.8 million related to estimated facilities lease losses, net of expected sublease income (see Note 5, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Consolidated Financial Statements). Moreover, during the fourth quarter and related to prior acquisitions and the potential acquisition of McDATA, we recorded acquisition and integration costs for a total of $9.6 million.

(3)	The fiscal year ended October 29, 2005 includes the impact of the acquisition of Therion, which was completed in the third quarter of fiscal year 2005. In connection with our acquisition of Therion, we recorded in-process research and development expense of $7.8 million (see Note 3, “Acquisitions,” of the Notes to Consolidated Financial Statements). The fiscal year ended October 29, 2005 also includes Audit Committee internal review and net SEC investigation costs of $14.0 million. In January 2005 we announced that our Audit Committee completed an internal review regarding historical stock option granting practices. Following the January 2005 Audit Commit tee internal review, on May 16, 2005, we announced that additional information came to our attention that indicated that certain guidelines regarding stock option granting practices were not followed and our Audit Committee had commenced an internal review of our stock option accounting focusing on leaves of absence and transition and advisory roles. Our Audit Committee review was completed in November 2005. In addition, in the fiscal year ended October 29, 2005 we recorded a $5.1 million net loss on investments on the disposition of portfolio investments primarily associated with the defeasance of the indenture agreement relating to our 2% Convertible Notes (see Note 8, “Convertible Subordinated Debt,” of the Notes to Consolidated Financial Statements) and recorded a total of $2.3 million gain on repurchases of convertible subordinated debt.

(4)	The fiscal year ended October 30, 2004 includes the impact of restructuring costs of $9.0 million related to a restructuring plan implemented during the three months ended May 1, 2004. The fiscal year ended October 30, 2004 also includes a net lease termination charge and other of $75.6 million. During the three months ended January 24, 2004, we purchased a previously leased building located near our San Jose headquarters for $106.8 million in cash. The $106.8 million consisted of $30.0 million for the purchase of land and a building and $76.8 million for a lease termination fee (see Note 5, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Consolidated Financial Statements). In addition, in the fiscal year ended October 30, 2004 we recorded a $6.9 million charge in settlement of a claim relating to our acquisition of Rhapsody and recorded a total of $5.6 million gain on repurchases of convertible subordinated debt.

(5)	The fiscal year ended October 25, 2003 includes the impact of our acquisition of Rhapsody, which was completed in the second quarter of fiscal year 2003. In connection with our acquisition of Rhapsody, we recorded in-process research and development expense of $134.9 million. The fiscal year ended October 25, 2003 also includes restructuring costs of $20.8 million, gain on repurchases of convertible subordinated debt of $11.1 million and net gains on the disposition of non-marketable private strategic investments of $3.6 million.

(6)	The calculation of working capital for the fiscal year ended October 29, 2005 also includes the balance of convertible subordinated debt of $278.9 million.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share and stock price amounts)

Quarterly Data:
Fiscal Year Ended October 27, 2007
Net revenues	$224,156	$345,268	$327,455	$339,984
Gross margin	$141,366	$170,848	$165,788	$183,410
Income from operations	$39,413	$8,836	$12,004	$39,370
Net income	$33,318	$843	$10,690	$32,020
Per share amounts:
Basic	$0.12	$0.00	$0.03	$0.08
Diluted	$0.12	$0.00	$0.03	$0.08
Shares used in computing per share amounts:
Basic	272,855	395,574	392,450	387,400
Diluted	285,137	411,989	407,113	408,844
Closing prices:
High	$9.41	$10.52	$9.77	$9.25
Low	$7.56	$8.23	$7.37	$6.19
Fiscal Year Ended October 28, 2006
Net revenues	$170,082	$182,742	$188,947	$208,821
Gross margin	$100,701	$105,144	$111,914	$127,649
Income from operations	$12,261	$15,357	$21,575	$24,480
Net income	$9,660	$13,513	$24,498	$19,958
Per share amounts:
Basic	$0.04	$0.05	$0.09	$0.07
Diluted	$0.04	$0.05	$0.09	$0.07
Shares used in computing per share amounts:
Basic	269,400	270,564	269,417	269,027
Diluted	272,101	274,393	273,959	276,113
Closing prices:
High	$4.63	$6.97	$6.69	$8.92
Low	$3.44	$4.56	$5.52	$5.01
Fiscal Year Ended October 29, 2005
Net revenues	$161,578	$144,753	$122,273	$145,516
Gross margin	$97,172	$82,834	$62,386	$80,567
Income (loss) from operations	$30,162	$19,448	$(14,311)	$7,680
Net income (loss)	$27,943	$21,357	$(7,235)	$1,056
Per share amounts:
Basic	$0.10	$0.08	$(0.03)	$0.00
Diluted	$0.10	$0.08	$(0.03)	$0.00
Shares used in computing per share amounts:
Basic	266,218	268,043	268,765	269,679
Diluted	271,422	269,823	268,765	270,311
Closing prices:
High	$7.99	$6.42	$4.49	$4.49
Low	$5.83	$4.35	$3.88	$3.51

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We report our fiscal year on a 52/53-week period ending on the last Saturday in October of each year. Accordingly, the fiscal year ends for fiscal years 2007, 2006 and 2005 were October 27, 28 and 29, respectively. As is customary for companies that use the 52/53-week convention, every 5th year contains a 53-week fiscal year. As a result, our fiscal year 2004 was a 53-week fiscal year. Also as a result, our second quarter of fiscal year 2004 included one extra week and was 14 weeks in length. Fiscal years 2007, 2006 and 2005, were 52-week fiscal years. The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues except for cost of revenues and gross margin which are indicated as a percentage of the respective segment net revenues:

	Fiscal Years Ended
	October 27,	October 28,	October 29,
	2007	2006	2005

Net revenues
Product	87.0%	92.3%	93.5%
Service	13.0	7.7	6.5

Total net revenues	100.0	100.0	100.0
Cost of revenues
Product	38.1	35.9	39.8
Service	8.4	4.8	3.9

Total cost of revenues	46.5	40.7	43.7

Gross margin	53.5	59.3	56.3

Operating expenses:
Research and development	17.2	22.0	23.1
Sales and marketing	17.1	18.6	17.6
General and administrative	3.8	4.1	4.4
Legal fees associated with indemnification obligations, SEC investigation and other related costs, net	3.7	1.8	2.4
Acquisition and integration costs	1.6	1.3	—
Provision for SEC settlement	—	0.9	—
Amortization of intangible assets	2.0	0.3	—
Restructuring and facilities lease loss, net	—	0.5	(0.1)
In-process research and development	—	—	1.4

Total operating expenses	45.4	49.5	48.8

Income from operations	8.1	9.8	7.5
Interest and other income, net	3.1	3.9	3.9
Interest expense	(0.5)	(0.9)	(1.3)
Gain on repurchases of convertible subordinated debt	—	0.0	0.4
Gain (loss) on sale of investments	1.1	0.4	(0.9)

Income before provision for income taxes	11.8	13.2	9.6
Income tax provision	5.6	4.1	2.1

Net income	6.2%	9.1%	7.5%

Revenues.  Our revenues are derived primarily from sales of our family of SAN products and our service and support offerings related to those products. Our fabric switches and directors, which range in size from 8 ports to 512 ports, connect our customers’ servers and storage devices creating a SAN.

Our total net revenues for the years ended October 27, 2007 and October 28, 2006 were as follows (in thousands):

	Year Ended
	October 27,	% of Net	October 28,	% of Net	Increase/	%
	2007	Revenue	2006	Revenue	(Decrease)	Change

Product	$1,076,529	87.0%	$692,940	92.3%	$383,589	55.4%
Service	160,334	13.0%	57,652	7.7%	102,682	178.1%

Total net revenues	$1,236,863	100.0%	$750,592	100.0%	$486,271	64.8%

The increase in net revenues for the year ended October 27, 2007 as compared with net revenues for the year ended October 28, 2006 reflects growth in sales of both product and services offerings. The increase in product revenues for the period reflected a 60 percent increase in the number of ports shipped, due to our acquisition of McDATA in January 2007, partially offset by an 8 percent decline in average selling price per port. The increase in service revenues is a result of the McDATA acquisition as well as the continued expansion of our installed base.

Our total net revenues for the years ended October 28, 2006 and October 29, 2005 were as follows (in thousands):

	Year Ended
	October 28,	% of Net	October 29,	% of Net	Increase/	%
	2006	Revenue	2005	Revenue	(Decrease)	Change

Product	$692,940	92.3%	$536,834	93.5%	$156,106	29.1%
Service	57,652	7.7%	37,286	6.5%	20,366	54.7%

Total Net Revenue	$750,592	100%	$574,120	100%	$176,472	30.8%

The increase in net revenues for the year ended October 28, 2006 as compared with net revenues for the year ended October 29, 2005 reflects growth in sales of both products and services offerings. The increase in product revenues for the period reflected a 47 percent increase in the number of ports shipped, partially offset by a 12 percent decline in average selling price per port. The increase in service revenues is a result of the expansion of our installed base and continued recognition of support revenue.

For both the year ended October 27, 2007 and October 28, 2006, the declines in average selling prices are the result of a continuing competitive pricing environment and change in product mix. We believe the increase in the number of ports shipped reflects higher demand for our products due in part to expansion of our installed base as a result of the McDATA acquisition as well as higher market demand as end-users continue to consolidate storage and servers infrastructures using SANs, expand SANs to support more applications and deploy SANs in new environments.

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

Our total net revenues by geographical area for the years ended October 27, 2007 and October 28, 2006 were as follows (in thousands):

	Year Ended
	October 27,	% of Net	October 28,	% of Net	Increase/	%
	2007	Revenue	2006	Revenue	(Decrease)	Change

Domestic	$753,398	60.9%	$478,138	63.7%	$275,260	57.6%
International	483,465	39.1%	272,454	36.3%	211,011	77.5%

Total Net Revenue	$1,236,863	100%	$750,592	100%	$486,271	64.8%

From a geographical perspective, our total net revenues for the years ended October 28, 2006 and October 29, 2005 were as follows (in thousands):

	Year Ended
	October 28,	% of Net	October 29,	% of Net	Increase/	%
	2006	Revenue	2005	Revenue	(Decrease)	Change

Domestic	$478,138	63.7%	$363,761	63.4%	$114,377	31.4%
International	272,454	36.3%	210,359	36.6%	62,095	29.6%

Total Net Revenue	$750,592	100.0%	$574,120	100.0%	$176,472	30.8%

Historically, domestic revenues have accounted for between 60 percent and 75 percent of total revenues. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. For the year ended October 27, 2007 as compared to the year ended October 28, 2006, international revenues increased as a percentage of total revenue primarily as a result of faster growth in international regions. Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM customers, but we believe international revenue is a larger percent of our total revenue than the attributed revenues may indicate.

A significant portion of our revenue is concentrated among a relatively small number of OEM customers. For the years ended 2007, 2006 and 2005, three customers each represented ten percent or more of our total revenues for a combined total of 68 percent, 73 percent and 71 percent, respectively, of our total revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM customers. Therefore, the loss of, or a decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers could seriously harm our financial condition and results of operations.

Cost of Goods Sold.  Cost of goods sold consists of product costs, which typically vary with volume and manufacturing operations costs, which do not change directly with volume.

Cost of goods sold for the years ended October 27, 2007 and October 28, 2006 were as follows (in thousands):

	Year Ended
	October 27,	% of Net	October 28,	% of Net	Increase/	% Points
	2007	Revenue	2006	Revenue	(Decrease)	Change

Product	$470,977	38.1%	$269,430	35.9%	$201,547	2.2%
Service	104,474	8.4%	35,754	4.8%	68,720	3.6%

Total cost of goods sold	$575,451	46.5%	$305,184	40.7%	$270,267	5.8%

Gross margin for the year ended October 27, 2007 was 53.5 percent, a decrease of 5.8 percentage points from 59.3 percent for the year ended October 28, 2006. For the year ended October 27, 2007, product costs relative to net revenues increased by 2.2 percent as compared to the year ended October 28, 2006. This is primarily the result of the McDATA acquisition which resulted in an increase of $50.8 million in headcount related expenses and $34.0 million of amortization of intangible assets included in product costs for the year ended October 27, 2007 compared with no amortization of intangible assets included in product costs in the year ended October 28, 2006. In addition, cost for outside services rose by $20.5 million, engineering costs related to sustaining existing products increased by $20.3 million, and Facilities and IT expenses increased by $19.8 million in fiscal year 2007 compared to fiscal year

2006. Service operations costs increased by $29.6 million primarily due to increased headcount, as the service and support organizations were expanded as a result of the McDATA acquisition.

In addition, cost of goods sold for the years ended October 28, 2006 and October 29, 2005 were as follows (in thousands):

	Year Ended
	October 28,	% of Net	October 29,	% of Net	Increase/	% Points
	2006	Revenue	2005	Revenue	(Decrease)	Change

Product	$269,430	35.9%	$228,488	39.8%	$40,942	(3.9)%
Service	35,754	4.8%	22,673	3.9%	13,081	0.9%

Total Cost of Goods Sold	$305,184	40.7%	$251,161	43.7%	$54,023	(3.0)%

Gross margin for the year ended October 28, 2006 was 59.3 percent, an increase of 3 percentage points from 56.3 percent for the year ended October 29, 2005. For the year ended October 28, 2006, product costs relative to net revenues decreased as compared to the year ended October 29, 2005 due to the transition from 2 Gbit products to 4 Gbit products and relatively stable pricing, more efficient production with higher volumes and a favorable mix of products shipped. Manufacturing operation costs and service operation costs decreased by 0.4 percent relative to net revenues primarily due to the increase in revenue partially offset by an increase in headcount and higher sustaining engineering charges, as products transitioned from the development phase to the engineering phase. In addition, stock-based compensation expense for the year ended October 28, 2006 increased by 1.2 percent relative to net revenues primarily as a result of our adoption of SFAS 123R.

Gross margin is primarily affected by average selling price per port, number of ports shipped and cost of goods sold. As described above, we expect that average selling prices per port for our products will continue to decline at rates consistent with historical rates, unless they are further affected by accelerated pricing pressures, new product introductions by us or our competitors, or other factors that may be beyond our control. We believe that we have the ability to partially mitigate the effect of declines in average selling price per port on gross margins through our product and manufacturing operations cost reductions. However, the average selling price per port could decline at a faster pace than we anticipate. If this dynamic occurs, we may not be able to reduce our costs fast enough to prevent a decline in our gross margins. In addition, we must continue to increase the current volume of ports shipped to maintain our current gross margins. If we are unable to offset future reductions of average selling price per port with reductions in product and manufacturing operations costs, or if as a result of future reductions in average selling price per port our revenues do not grow, our gross margins would be negatively affected.

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

Research and development expenses for the years ended October 27, 2007 and October 28, 2006 were as follows (in thousands):

October 27,	% of Net	October 28,	% of Net	Increase/	%
2007	Revenue	2006	Revenue	(Decrease)	Change

$213,311	17.2%	$164,843	22.0%	$48,468	29.4%

For the year ended October 27, 2007, R&D expenses increased by $48.5 million, or 29.4 percent, to $213.3 million, compared with $164.8 million, for the year ended October 28, 2006. This increase is primarily due to a $31.1 million increase in salaries and headcount related costs as a result of the McDATA and Silverback acquisitions, as well as an increase of $12.5 million in additional outside service related expenses related to product development. In addition, prototypes and non-recurring engineering expenses increased by $6.8 million as more products were developed and certified in fiscal year 2007. Depreciation expense increased by $5.2 million due to a larger asset pool as a result of the McDATA acquisition, offset by a $20.3 million increase in engineering costs due to more products being transitioned from the development phase into the sustaining phase in fiscal year 2007.

In addition, research and development expenses for the years ended October 28, 2006 and October 29, 2005 were as follows (in thousands):

October 28,	% of Net	October 29,	% of Net	Increase/	%
2006	Revenue	2005	Revenue	(Decrease)	Change

$164,843	22.0%	$132,448	23.1%	$32,395	24.5%

For the year ended October 28, 2006, R&D expenses increased by $32.4 million, or 24.5 percent, to $164.8 million, compared with $132.4 million for the year ended October 29, 2005. This increase is primarily due to a $23.1 million increase in salaries and headcount-related expenses resulting from continuing investment in our line of File Services products and from the acquisition of NuView, as well as $12.2 million increase in stock-based compensation expense primarily attributable to our adoption of SFAS 123R.

We currently anticipate that R&D expenses, as a percent of revenue, for the year ended October 25, 2008, will be relatively consistent with the year ended October 27, 2007, but will increase in absolute dollar terms.

Sales and marketing expenses.  Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales, costs associated with promotional and travel expenses, and IT and facilities expenses.

Sales and marketing expenses for the years ended October 27, 2007 and October 28, 2006 were as follows (in thousands):

October 27,	% of Net	October 28,	% of Net	Increase/	%
2007	Revenue	2006	Revenue	(Decrease)	Change

$211,168	17.1%	$139,434	18.6%	$71,734	51.4%

For the year ended October 27, 2007 as compared to the year ended October 28, 2006, sales and marketing expenses increased by $71.7 million, or 51.4 percent, to $211.2 million, compared with $139.4 million for the year ended October 28, 2006. This increase is primarily due to the McDATA acquisition and included a $45.6 million increase in salaries and headcount related expenses, a $3.7 million increase in outside service related expenses, a $5.7 million increase in additional travel expenses, a $6.4 million increase in marketing expenses and a $7.9 million increase in expenses related to IT and facilities.

In addition, sales and marketing expenses for the years ended October 28, 2006 and October 29, 2005 were as follows (in thousands):

October 28,	% of Net	October 29,	% of Net	Increase/	%
2006	Revenue	2005	Revenue	(Decrease)	Change

$139,434	18.6%	$101,202	17.8%	$38,232	37.8%

For the year ended October 28, 2006, sales and marketing expenses increased by $38.2 million, or 38 percent, to $139.4 million, compared with $101.2 million for the year ended October 29, 2005. This increase is primarily due to a $18.8 million increase in salaries and headcount-related expenses, including higher commission expenses due to higher revenues, a $7.7 million increase in sales and marketing program expenses primarily related to our line of File Services products and a $7.2 million increase in stock based compensation expense primarily attributable to our adoption of SFAS 123R.

We currently anticipate that sales and marketing expenses, as a percent of revenue and in absolute dollars for the year ended October 25, 2008, will increase as compared to year ended October 27, 2007.

General and administrative expenses.  General and administrative (“G&A”) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, corporate legal expenses, other corporate expenses and IT and facilities expenses.

General and administrative expenses for the years ended October 27, 2007 and October 28, 2006 were as follows (in thousands):

October 27,	% of Net	October 28,	% of Net	Increase/	%
2007	Revenue	2006	Revenue	(Decrease)	Change

$46,980	3.8%	$31,089	4.1%	$15,891	51.1%

G&A expenses for the year ended October 27, 2007 as compared to the year ended October 28, 2006 increased by $15.9 million, or 51 percent. The increase in G&A is primarily due to the McDATA acquisition which resulted in a $6.7 million increase in salaries and headcount related expenses and a $3.7 million increase in outside services, as well as a $2.8 million increase in depreciation expenses.

In addition, general and administrative expenses for the years ended October 27, 2006 and October 28, 2005 were as follows (in thousands):

October 26,	% of Net	October 29,	% of Net	Increase/	%
2006	Revenue	2005	Revenue	(Decrease)	Change

$31,089	4.1%	$25,189	4.4%	$5,900	23.4%

G&A expenses for the year ended October 28, 2006 increased by $5.9 million, or 23 percent, to $31.1 million compared with $25.2 million for the year ended October 29, 2005. The increase in G&A for fiscal year 2006 is primarily due to a $3.6 million increase in stock-based compensation primarily attributable to our adoption of SFAS 123R and $3.2 million increase in salaries and headcount-related expenses to support ongoing initiatives.

We currently anticipate that G&A expenses, as a percent of revenue, for the year ending October 25, 2008 will be consistent with the year ended October 27, 2007.

Net legal fees associated with indemnification obligations, SEC investigation and other related costs, defense and other related costs.  These expenses consist of professional legal and accounting service fees for various matters, including applicable indemnification obligations, defense of the Company in legal proceedings, the completed internal reviews and the SEC and Department of Justice (“DOJ”) joint investigations regarding historical stock option granting practices. Pursuant to the Company’s charter documents and indemnification agreements, the Company has certain indemnification obligations to its directors, officers and certain former directors and officers. Pursuant to such obligations, the Company incurred expenses related to amounts paid to certain former executive officers of the Company who are subject to pending criminal and/or civil charges by the SEC in connection with Brocade’s historical stock option grant practices.

Net legal fees associated with indemnification obligations, SEC investigation and other related costs, defense and other related costs for the years ended October 27, 2007 and October 28, 2006 were as follows (in thousands):

October 27,	% of Net	October 28,	% of Net	Increase/	%
2007	Revenue	2006	Revenue	(Decrease)	Change

$46,257	3.7%	$13,654	1.8%	$32,603	238.8%

The increase of $32.6 million in legal fees for the year ended October 27, 2007 as compared to October 28, 2006 is primarily due to increase in legal expenses, net of insurance reimbursement.

In addition, net legal fees associated with indemnification obligations, SEC investigation, defense and other related costs for the years ended October 28, 2006 and October 29, 2005 were as follows (in thousands):

October 28,	% of Net	October 29,	% of Net	Increase/	%
2006	Revenue	2005	Revenue	(Decrease)	Change

$13,654	1.8%	$14,027	2.4%	$(373)	(2.7)%

Fluctuations in legal fees for the year ended October 27, 2006 as compared to the year ended October 29, 2005 are due to the timing of costs incurred.

Provision for SEC settlement.  Provision for SEC settlement for the years ended October 27, 2007 and October 28, 2006 was as follows (in thousands):

October 27,	% of Net	October 28,	% of Net	Increase/	%
2007	Revenue	2006	Revenue	(Decrease)	Change

$—	—%	$7,000	0.9%	$(7,000)	(100.0)%

In addition, provision for SEC settlement for the years ended October 28, 2006 and October 29, 2005 was as follows (in thousands):

October 28,	% of Net	October 29,	% of Net	Increase/	%
2006	Revenue	2005	Revenue	(Decrease)	Change

$7,000	0.9%	$—	—%	$7,000	100.0%

Following investigations by the SEC and DOJ regarding the Company’s historical stock option granting practices and as a result of settlement discussions with the Staff of the SEC’s Division of Enforcement, for the year ended October 28, 2006, Brocade recorded a $7.0 million provision for estimated settlement expense. On August 27, 2007, final judgment approving the settlement was entered by the United States District Court for the Northern District of California and the $7.0 million settlement amount was released to the SEC.

Amortization of intangible assets.  Amortization of intangible assets for the years ended October 27, 2007 and October 28, 2006 was as follows (in thousands):

October 27,	% of Net	October 28,	% of Net	Increase/	%
2007	Revenue	2006	Revenue	(Decrease)	Change

$24,719	2.0%	$2,294	0.3%	$22,425	977.6%

In addition, amortization of intangible assets for the years ended October 28, 2006 and October 29, 2005 was as follows (in thousands):

October 28,	% of Net	October 29,	% of Net	Increase/	%
2006	Revenue	2005	Revenue	(Decrease)	Change 1

$2,294	0.3%	$—	—%	$2,294	100%

During the year ended October 27, 2007, we recorded amortization of intangible assets related to the acquisitions of McDATA, Silverback and NuView. The increase in amortization of intangible assets for the year ended October 27, 2007 as compared to the year ended October 28, 2006 is primarily due to the McDATA acquisition which was completed at the beginning of our second fiscal quarter of 2007. We account for intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Intangible assets are recorded based on estimates of fair value at the time of the acquisition and identifiable intangible assets are amortized on a straight line basis over their estimated useful lives (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements).

Acquisition and integration costs.  Acquisition and integration costs for the years ended October 27, 2007 and October 28, 2006 were as follows (in thousands):

October 27,	% of Net	October 28,	% of Net	Increase/	%
2007	Revenue	2006	Revenue	(Decrease)	Change

$19,354	1.6%	$9,646	1.3%	$9,708	100.7%

In addition, acquisition and integration costs for the years ended October 28, 2006 and October 29, 2005 were as follows (in thousands):

October 28,	% of Net	October 29,	% of Net	Increase/	%
2006	Revenue	2005	Revenue	(Decrease)	Change

$9,646	1.3%	$—	—%	$9,646	100.0%

On January 27, 2007, the Company completed its acquisition of McDATA valued at approximately $658.9 million. Under the terms of the agreement, McDATA stockholders received 0.75 shares of Brocade common stock for each share of McDATA class A common stock and each share of McDATA class B common stock they held at the time of the acquisition.

In connection with our acquisition of McDATA (see Note 3, “Acquisitions,” of the Notes to Consolidated Financial Statements), we recorded acquisition and integration costs during the year ended October 27, 2007, which consisted primarily of costs incurred for consulting services, other professional fees and bonuses paid to transitional employees. In connection with our acquisition of NuView we recorded acquisition related expenses of $0.6 million during the year ended October 28, 2006.

Restructuring and facilities lease losses, net.  Restructuring and facilities lease losses, net, for the years ended October 27, 2007 and October 28, 2006 was as follows (in thousands):

October 27,	% of Net	Octobe 28,	% of Net	Increase/	%
2007	Revenue	2006	Revenue	(Decrease)	Change

$—	—%	$3,775	0.5%	$(3,775)	(100)%

In addition, restructuring and facilities lease losses, net, for the years ended October 28, 2006 and October 29, 2005 was as follows (in thousands):

October 28,	% of Net	October 29,	% of Net	Increase/	%
2006	Revenue	2005	Revenue	(Decrease)	Change

$3,775	0.5%	$(670)	(0.1)%	$4,445	(663)%

No charges were recorded during the year ended October 27, 2007. During the year ended October 28, 2006, the Company recorded a charge of $3.8 million related to estimated facilities lease losses, net of expected sublease income. This charge represented an estimate based on current market data. The Company revised certain estimates and assumptions, including those related to estimated sublease rates, estimated time to sublease the facilities, expected future operating costs and expected future use of the facilities. For the year ended October 29, 2005, we recorded a reduction of $0.7 million to restructuring costs related to recovery of previously recorded restructuring costs.

In-process research and development.  We did not record any acquired in-process R&D for the years ended October 27, 2007 and October 28, 2006.

In-process research and development for the years ended October 28, 2006 and October 29, 2005 was as follows (in thousands):

October 28,	% of Net	October 29,	% of Net	Increase/	%
2006	Revenue	2005	Revenue	(Decrease)	Change

$—	—%	$7,784	1.4%	$(7,784)	(100)%

On May 3, 2005, we completed our acquisition of Therion, a privately held company based in Redmond, Washington that developed software management solutions for the automated provisioning of servers over a storage network. As of the acquisition date, Therion was a development stage company with no recognized revenue and a core technology that had not yet reached technological feasibility. Accordingly, the acquisition of Therion was accounted for as an asset purchase. In connection with this acquisition, we recorded a $7.8 million in-process research and development charge and allocated the remaining purchase price to net assets of $2.9 million, deferred stock compensation of $1.5 million and net liabilities of $0.1 million, based on fair values (see Note 3, “Acquisitions,” of the Notes to Consolidated Financial Statements).

Interest and other income, net.  Interest and other income, net, for the years ended October 27, 2007 and October 28, 2006 was as follows (in thousands):

October 27,	% of Net	October 28,	% of Net	Increase/	%
2007	Revenue	2006	Revenue	(Decrease)	Change

$38,501	3.1%	$29,098	3.9%	$9,403	32.3%

In addition, interest and other income, net, for the years ended October 28, 2006 and October 29, 2005 was as follows (in thousands):

October 28,	% of Net	October 29,	% of Net	Increase/	%
2006	Revenue	2005	Revenue	(Decrease)	Change

$29,098	3.9%	$22,656	3.9%	$6,442	28.4%

For the year ended October 27, 2007 as compared to the year ended October 28, 2006, the increase in interest and other income was primarily related to higher average rates of return due to investment mix and an increase in interest rates, as well as increased average cash, cash equivalent, and short and long-term investment balances as a result of the McDATA acquisition.

Net interest and other income increased to $29.1 million for the year ended October 28, 2006, compared to $22.7 million for the year ended October 29, 2005. For the year ended October 28, 2006, the increase was primarily a result of higher average rates of return due to investment mix and an increase in interest rates, as well as increase in cash invested.

Interest expense.  Interest expense primarily represents the interest cost associated with our convertible subordinated debt (see Note 8: “Convertible Subordinated Debt,” of the Notes to Consolidated Financial Statements).

Interest expense for the years ended October 27, 2007 and October 28, 2006 was as follows (in thousands):

October 27,	% of Net	October 28,	% of Net	Increase/	%
2007	Revenue	2006	Revenue	(Decrease)	Change

$(6,414)	(0.5)%	$(7,082)	(0.9)%	$(668)	(9.4)%

The decrease in interest expense for the year ended October 27, 2007 as compared to the year ended October 28, 2006 was primarily due to the absence of debt issuance cost in the fiscal year 2007 that was included in the interest expense for fiscal year 2006 offset by the increase in interest expense as the result of the debt assumed from the McDATA acquisition.

In addition, interest expense for the years ended October 28, 2006 and October 29, 2005 was as follows (in thousands):

October 28,	% of Net	October 29,	% of Net	Increase/	%
2006	Revenue	2005	Revenue	(Decrease)	Change

$(7,082)	(0.9)%	$(7,693)	(1.3)%	$(611)	(8.0)%

The decrease in interest expense for the year ended October 28, 2006 as compared to the year ended October 29, 2005 was primarily due to a reduction in the outstanding balance of our convertible subordinated debt during the first quarter of fiscal year 2006. As of October 27, 2007 and October 28, 2006, the carrying value of the outstanding balance of our convertible subordinated debt was $167.5 and $0.0 million, respectively.

Gain on repurchases of convertible subordinated debt. There were no repurchases for the years ended October 27, 2007 and October 28, 2006.

Gain on repurchases of convertible subordinated debt for the years ended October 28, 2006 and October 29, 2005 was as follows (in thousands):

October 28,	% of Net	October 29,	% of Net	Increase/	%
2006	Revenue	2005	Revenue	(Decrease)	Change

$—	—%	$2,318	0.4%	$(2,318)	(100)%

During the year ended October 29, 2005 we repurchased $73.4 million in face value of our convertible subordinated debt on the open market. For the year ended October 29, 2005, we paid an average of $0.96 for each dollar of face value for an aggregate purchase price of $70.5 million, which resulted in a pre-tax gain of $2.3 million.

Gain (loss) on investments, net.  Gain (loss) on investments, net, for the years ended October 27, 2007 and October 28, 2006 was as follows (in thousands):

October 27,	% of Net	October 28,	% of Net	Increase/	%
2007	Revenue	2006	Revenue	(Decrease)	Change

$13,205	1.1%	$2,663	0.4%	$10,542	395.9%

Gain (loss) on investments, net, for the years ended October 28, 2006 and October 29, 2005 was as follows (in thousands):

October 28,	% of Net	October 29,	% of Net	Increase/	%
2006	Revenue	2005	Revenue	(Decrease)	Change

$2,663	0.4%	$(5,062)	(0.9)%	$7,725	152.6%

For the year ended October 27, 2007, gain on sale of investments was $13.2 million due to the disposition of marketable strategic investments at amounts above the carrying value. The carrying value of our equity investments in non-publicly traded companies at October 27, 2007 was $5.0 million. For the year ended October 28, 2006, gain on sale of investment was $2.7 million due to the disposition of non-marketable private strategic investments at amounts above the carrying value. The carrying value of our equity investments in non-publicly traded companies at October 28, 2006 was $0.8 million. For the year ended October 29, 2005, net loss on investments was $5.1 million, consisting of $5.2 million losses on the disposition of portfolio investments primarily associated with the defeasance of the indenture agreement relating to our 2% Convertible Notes, offset by $0.1 million gains on the disposition of non-marketable private strategic investments. As of October 28, 2006 and October 29, 2005, we had net unrealized holding gains (losses) of $(1.1) million and $(4.2) million, respectively, associated with our remaining investment portfolio. The carrying value of our equity investments in non-publicly traded companies at October 28, 2006 and October 29, 2005 was $0.8 million and $3.8 million, respectively.

Provision for income taxes.  Provision for income taxes for the years ended October 27, 2007 and October 28, 2006 was as follows (in thousands):

October 27,	% of Net	October 28,	% of Net	Increase/	%
2007	Revenue	2006	Revenue	(Decrease)	Change

$68,043	5.6%	$30,723	4.1%	$37,320	121.5%

In addition, Provision for income taxes for the years ended October 28, 2006 and October 29, 2005 was as follows (in thousands):

October 28,	% of Net	October 29,	% of Net	Increase/	%
2006	Revenue	2005	Revenue	(Decrease)	Change

$30,723	4.1%	$12,077	2.1%	$18,646	154.4%

For the year ended October 27, 2007, our income tax provision was based on both domestic and international operations. We expect to continue to record an income tax provision for our international and domestic operations in the future. Since we have a full valuation allowance against deferred tax assets which result from U.S. operations, U.S. income tax expense or benefits are offset by releasing or increasing, respectively, the valuation allowance. To the extent utilization of net operating losses, credit carryforwards, or acquired deductible temporary differences are attributable to the operations of McDATA prior to the acquisition, the resulting tax benefit is recorded to goodwill. To the extent that international revenues and earnings differ from those historically achieved, a factor largely influenced by the buying behavior of our OEM partners, or unfavorable changes in tax laws and regulations occur, our income tax provision could change.

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

The realization of deferred tax assets is based on several factors, including the Company’s past earnings and the scheduling of deferred tax liabilities and projected income from operating activities. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We do not believe it is more likely than not that the Company’s deferred tax assets are realizable. As of October 27, 2007, we had a valuation allowance against the deferred tax assets, which we intend to maintain until sufficient positive evidence exists to support reversal of the valuation allowance. Future reversals or increases to our valuation allowance could have a significant impact on our future operating results.

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

In November 2005, we were notified by the Internal Revenue Service (“IRS”) that our domestic federal income tax return for the year ended October 25, 2003 was subject to audit. The IRS had issued two Notices of Proposed Adjustment (“NOPAs”) related to the research and development credit which the Company has reached a tentative agreement on October 29, 2007. In the second quarter of fiscal year 2007 we received three NOPAs related to transfer pricing. The Company is currently contesting these three adjustments and we believe we have adequate reserves to cover any potential assessments that may result from the examination. If upon resolution, we sustain adjustments in excess of our provision, an incremental charge to earnings may result in the current period. However, no additional payments will result as we have sufficient loss carryforwards to offset the incremental taxable income resulting from the assessment.

Stock compensation expense.  Stock compensation expense for the years ended October 27, 2007 and October 28, 2006 was as follows (in thousands):

October 27,	% of Net	October 28,	% of Net	Increase/	%
2007	Revenue	2006	Revenue	(Decrease)	Change

$36,942	3.9%	$31,407	4.2%	$5,535	17.6%

In addition, stock compensation expense (benefit) for the years ended October 28, 2006 and October 29, 2005 was as follows (in thousands):

October 28,	% of Net	October 29,	% of Net	Increase/	%
2006	Revenue	2005	Revenue	(Decrease)	Change

$31,407	4.2%	$(616)	(0.1)%	$32,023	5,199%

Stock compensation expense was included in the following statements of income line items for the years ended October 27, 2007 and October 28, 2006 and October 29, 2005 as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	October 27,	October 28,	October 29,
	2007	2006	2005

Cost of goods sold	$11,565	$8,564	$(530)
Research and development	11,451	11,952	226
Sales and marketing	9,278	7,412	(126)
General and administrative	4,648	3,479	(186)

Total stock based compensation	$36,942	$31,407	$(616)

Included in the amounts presented above is stock compensation arising from stock option grants remeasured at their intrinsic value and subject to change in measurement date. The stock compensation expense associated with remeasuring awards at their intrinsic value each reporting period may vary significantly as a result of future changes in the market value of our common stock until those options are either exercised or expire unexercised. The change in stock-based compensation for these awards during the year ended October 27, 2007 as compared to the year ended October 28, 2006 is due to the change in market values of our common stock during the reported periods as well as exercise behaviors of the holders of these options.

	October 27,	October 28,
	2007	2006	Increase
	(In thousands)

Liquidity and Capital Resources
Cash and cash equivalents	$315,755	$274,368	$41,387
Short-term investments, restricted and unrestricted	325,846	267,694	58,152
Marketable equity securities	14,205	—	14,205
Long-term investments	137,524	40,492	97,032

Total	$793,330	$582,554	$210,776

Percentage of total assets	41%	65%

Cash, cash equivalents, restricted short-term investments, and short-term and long-term investments as of October 27, 2007 increased $210.8 million over the balance as of October 28, 2006. For the year ended October 27, 2007, we generated $170.4 million in cash from operating activities, which significantly exceeded net income for the year ended October 27, 2007, as a result of non-cash items related to depreciation and amortization as well as a relatively high level of collections slightly offset by payments for accrued employee compensation and other accrued liabilities during the period. Days sales outstanding in receivables for the year ended October 27, 2007 was 47 days, compared with 43 days for the year ended October 28, 2006.

Net cash provided by investing activities for the year ended October 27, 2007 totaled $93.6 million and was primarily the result of $764.9 million in proceeds from maturities and sales of short-term investments, $147.4 million cash acquired in connection with the merger with McDATA, proceeds from maturities and sale of long term investments of $12.6 million, offset by purchases of short-term and long-term investments for a total of $771.6 million and purchases of property and equipment of $56.5 million.

Net cash used in financing activities for the year ended October 27, 2007 totaled $220.6 million. Net cash used in financing activities was primarily the result of the redemption of the acquired Computer Network Technology, Inc. (“CNT”) convertible debt for a total of $124.2 million, which we assumed in connection with the McDATA acquisition, coupled with common stock repurchases of $191.3 million, offset by proceeds from the issuance of common stock, net, of $100.6 million.

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

Manufacturing and Purchase Commitments.  We have manufacturing agreements with Foxconn, Sanmina and Solectron under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. The required lead-time for placing orders with Foxconn, Sanmina and Solectron depends on the specific product. As of October 27, 2007, our aggregate commitment for inventory components used in the manufacture of Brocade products was $107.8 million, net of purchase commitment reserves of $23.1 million, as reflected in the Consolidated Balance Sheet, which we expect to utilize during future normal ongoing operations. Although the purchase orders we place with Foxconn, Sanmina and Solectron are cancelable, the terms of the agreements require us to purchase all inventory components not returnable or usable by, or sold to, other customers of the aforementioned contract manufacturers. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.

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

On August 23, 2005, in accordance with the terms of the indenture agreement dated December 21, 2001 with respect to the Convertible Subordinated Debt, the Company elected to deposit securities with the trustee of the Notes (the “Trustee”), which fully collateralized the outstanding notes and to discharge the indenture agreement. Pursuant to this election, the Company provided an irrevocable letter of instruction to the Trustee to issue a notice of redemption on June 26, 2006 and to redeem the Notes on August 22, 2006 (the “Redemption Date”). Following August 23, 2005, the Trustee, using the securities deposited with them, paid to the note holders (1) all the interest scheduled to become due per the original note prior to the Redemption Date and (2) all the principal and remaining interest, plus a call premium of 0.4% of the face value of the Notes, on the Redemption Date. As of October 29, 2005, the Company had an aggregate of $277.2 million in interest-bearing U.S. securities with the Trustee. The securities remained on the Company’s balance sheet as restricted short-term investments until the Redemption Date. The Company recorded a loss on investments of $4.7 million in the three months ended October 29, 2005 with respect to the disposition of certain short-term and long-term investments that was necessary to deposit the securities with the Trustee.

The notes were redeemed on August 22, 2006 as contemplated by the irrevocable letter of instruction to the Trustee. Following the redemption, the remaining balance outstanding of the convertible subordinated debt was zero.

On January 29, 2007, effective upon the consummation of the merger, the Company fully and unconditionally guaranteed the 2.25% Notes and became a co-obligor on the 2.25% Notes with McDATA. The 2.25% Notes were convertible into Class A common stock at a conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares) at any time prior to February 15, 2010, subject to adjustments. As of October 27, 2007, the approximate aggregate carrying value of the outstanding debt was $167.5 million.

Pursuant to the Merger Agreement, at the effective time of the Merger each outstanding share of the McDATA’s Class A common stock, $0.01 part value per share, was converted into the right to receive 0.75 shares of Brocade’s common stock, $0.001 par value per share, together with cash in lieu of fractional shares. As a result, an approximate aggregate of 12.1 million shares may be exchanged for shares of Brocade common stock at any time prior to February 15, 2010, subject to adjustments.

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

In addition, effective upon the consummation of the merger with McDATA, the Company fully and unconditionally guaranteed and became a co-obligor, in the $122.4 million outstanding 3.00% convertible subordinated notes (the “3% Notes”) due February 15, 2007, previously issued by CNT and assumed on June 1, 2005 by McDATA, upon McDATA’s acquisition of CNT. On February 15, 2007, the Company paid the remaining balance due on the 3.00% Notes.

See Note 8, “Convertible Subordinated Debt,” of the Notes to Consolidated Financial Statements.

Other contractual obligations.  On November 18, 2003, we purchased a previously leased building located near our San Jose headquarters and issued a $1.0 million guarantee as part of the purchase agreements.

The following table summarizes our contractual obligations (including interest expense) and commitments as of October 27, 2007 (in thousands):

			Less than						More than
	Total		1 Year		1-3 Years		3-5 Years		5 Years

Contractual Obligations:
Non-cancelable operating leases(1)	116,811	(1)		25,838		45,764		15,839		29,370
Capital leases	1,448			1,256		192		—		—
Purchase commitments, gross(2)	107,764	(2)		107,764		—		—		—

Total contractual obligations	$226,023			$134,858		$45,956		$15,839		$29,370

Other Commitments:
Standby letters of credit	$2,693		$	n/a	$	n/a	$	n/a	$	n/a

Guarantee	$1,015		$	n/a	$	n/a	$	n/a	$	n/a

(1)	Amount excludes contractual sublease income of $7.9 million, which consists of $2.8 million to be received in less than 1 year, $5.0 million to be received in 1 through 3 years and $0.1 million to be received in 3 to 5 years.

(2)	Amount reflects total gross purchase commitments under our manufacturing agreements with third party contract manufacturers. Of this amount, we have accrued $21.2 million for estimated purchase commitments that we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.

Share Repurchase Program.  On January 29, 2007, the Company announced the authorization of $200 million for stock repurchases, which is in addition to the $52.7 million remaining under the previously announced $100 million stock repurchase program approved by our board of directors on August 2004. In addition, the Company announced on November 29, 2007 that an additional $500 million had been authorized for repurchase of the Company’s common stock. The purchases may be made, from time to time, in the open market or by privately negotiated transactions and will be funded from available working capital. The Company has also entered into a written plan for the automatic repurchase of its securities in accordance with Section 10b5-1 of the Securities Exchange Act of 1934 as part of its share repurchase program. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions and other factors, including alternative investment opportunities. For the year ended October 27, 2007, we have repurchased 19.8 million shares for an aggregate purchase price of $170.3 million. As such, approximately $583.0 million remains available for future repurchases under this program, which includes prior authorizations of $300 million and the additional $500 million authorized on November 29, 2007.

Effective June 26, 2007, the Company implemented a 1-for-100 reverse stock split (the “Reverse Split”) immediately followed by a 100-for-1 forward stock split of the Company’s Common Stock (together with the Reverse Split, the “Reverse/Forward Split”) by filing amendments to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. For stockholders that held less than 100 shares of common stock prior to the Reverse Split, shares of common stock that would have been converted into less than one share in the Reverse Split were instead converted into the right to receive a cash payment equal to $8.44 per share, an amount equal to the average of the closing prices per share of common stock on the NASDAQ Global Select Market for the period of ten consecutive trading days ending on (and including) the effective date. For stockholders that held 100 or more shares of common stock in their account prior to the Reverse Split, any fractional share in such account resulting from the Reverse Split were not cashed out and the total number of shares held by such stockholder did not change as a result of the Reverse/Forward Split. A total of approximately 2.5 million shares of the Company’s common stock were cashed out into an aggregate of approximately $21.0 million as a result of the Reverse/Forward Split.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate, on an on-going basis, our estimates and judgments, including those related to sales allowances, bad debts, excess inventory and purchase commitments, investments, warranty obligations, stock-based compensation, restructuring costs, lease losses, income taxes, and contingencies and litigation. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our Consolidated Financial Statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations, and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•	Revenue recognition and allowances for sales allowances, sales programs and doubtful accounts;

•	Stock-based compensation;

•	Warranty reserves;

•	Inventory valuation and purchase commitment liabilities;

•	Restructuring charges and lease loss liabilities;

•	Goodwill and intangible assets;

•	Litigation costs; and

•	Accounting for income taxes.

Revenue recognition and allowances for sales allowances, sales programs and doubtful accounts.  Product revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. However, for newly introduced products, many of our large OEM customers require a product qualification period during which our products are tested and approved by the OEM customer for sale to their customers. Revenue recognition and related cost, are deferred for shipments to new OEM customers and for shipments of newly introduced products to existing OEM customers until satisfactory evidence of completion of the product qualification has been received from the OEM customer. In addition, revenue from sales to our master reseller customers is recognized in the same period in which the product is sold by the master reseller (sell-through).

We reduce revenue for estimated sales allowances, sales programs, and other allowances at the time of shipment. Sales allowances, sales programs, and other allowances are estimated based on historical experience, current trends and our expectations regarding future experience. Reductions to revenue associated with sales allowances, sales programs, and other allowances include consideration of historical sales levels, the timing and magnitude of historical sales returns, claims under sales programs, and other allowances, and a projection of this experience into the future. In addition, we maintain allowances for doubtful accounts, which are also accounted for as a reduction in revenue, for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable, historical collection patterns, customer concentrations, customer creditworthiness, current economic trends, changes in customer payment terms and practices, and customer communication when evaluating the adequacy of the allowance for doubtful accounts. If actual sales returns, sales programs, and other allowances exceed our estimate, or if the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and charges may be required.

Service revenue consists of training and maintenance arrangements, including post-contract customer support (“PCS”) and other professional services. PCS services are offered under renewable, annual fee-based contracts or as part of multiple element arrangements and typically include upgrades and enhancements to our software operating system software and telephone support. Revenue related to PCS elements is deferred and recognized ratably over the contractual period. PCS contracts are typically one to three years in length. Professional services are offered under fee based contracts or as part of multiple element arrangements. Professional service revenue is recognized as delivery of the underlying service occurs. Training revenue is recognized upon completion of the training.

Our multiple-element product offerings include computer hardware and software products and support services. We also sell certain software products and support services separately. Our software products, including those that are embedded in our hardware products and are essential to the functionality of our hardware products and are, therefore, accounted for in accordance with Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended. We allocate revenue to each element in a multiple element arrangement based upon vendor-specific objective evidence (“VSOE”) of the fair value of the element or, if VSOE is not available for the delivered elements, by application of the residual method. In the application of the residual method, we allocate revenue to the undelivered elements based on VSOE for those elements and allocate the residual revenue to the delivered elements. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. Changes in the allocation of revenue to each element in a multiple element arrangement may affect the timing of revenue recognition.

Stock-Based Compensation.  Effective October 30, 2005 we began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with SFAS 123R. We adopted the modified prospective transition method provided for under SFAS 123R. Under this transition method, compensation cost associated with stock-based awards recognized for fiscal year 2007 and fiscal year 2006 now includes (1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to October 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (2) quarterly amortization related to stock-based awards granted subsequent to October 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, we record expense over the offering period and vesting term in connection with (1) shares issued under our employee stock purchase plan and (2) stock options and restricted stock awards. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award under a graded vesting method.

Prior to October 30, 2005, we accounted for stock-based awards using the intrinsic value method of accounting in accordance with APB 25, whereby the difference between the exercise price and the fair market value on the date of grant is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense was recognized in our Consolidated Statements of Income when the exercise price of our employee stock option grant equals the market price of the underlying common stock on the date of grant, and the measurement date of the option grant is certain. The measurement date is certain when the date of grant is fixed and determinable. Prior to October 30, 2005 when the measurement date was not certain, we recorded stock-based compensation expense using variable accounting under APB 25. Effective October 30 2005, for awards where the measurement date is not certain, we record stock-based compensation expense under SFAS 123R. Under SFAS 123R, we remeasure the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised.

Warranty reserves.  We provide warranties on our products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience, current trends and our expectations regarding future experience. If actual warranty costs exceed our estimate, additional charges may be required.

Inventory valuation and purchase commitment liabilities.  We write down inventory and record purchase commitment liabilities for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon forecast of future product demand, product transition cycles and market conditions. Although we strive to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments, and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs, purchase commitment liabilities and charges against earnings might be required.

Restructuring charges and lease loss liabilities.  We monitor and regularly evaluate our organizational structure and associated operating expenses. Depending on events and circumstances, we may decide to take additional actions to reduce future operating costs as our business requirements evolve. In determining restructuring charges, we analyze our future operating requirements, including the required headcount by business functions and facility space requirements. Our restructuring costs, and any resulting accruals, involve significant estimates made by management using the best information available at the time the estimates are made, some of which may be provided by third parties. In recording severance accruals, we record a liability when all of the following conditions have been met: employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; the obligation relates to rights that vest or accumulate; payment of the compensation is probable; and the amount can be reasonably estimated. In recording facilities lease loss accruals, we make various assumptions, including the time period over which the facilities are expected to be vacant, expected sublease terms, expected sublease rates, anticipated future operating expenses and expected future use of the facilities. Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements with terms as favorable as those assumed when arriving at our estimates. We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring and lease loss accruals including the various assumptions noted above. If actual results differ significantly from our estimates, we may be required to adjust our restructuring and lease loss accruals in the future.

Goodwill and intangible assets.  We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires that goodwill be capitalized at cost and tested annually for impairment. We evaluate goodwill on an annual basis during our second fiscal quarter, or whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized to the extent that the carrying amount exceeds the assets implied fair value. Events which might indicate impairment include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of economic environment on our customer base, material negative changes in relationships with significant customers and/or a significant decline in our stock price for a sustained period. No goodwill impairment was recorded for the periods presented.

Intangible assets other than goodwill are amortized over their useful lives, unless these lives are determined to be indefinite. Intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful life of the respective asset. Intangible assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). We perform an impairment test for long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Examples of such events or circumstances include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for our business, significant negative industry or economic trends and/or a significant decline in the Company’s stock price for a sustained period. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. No intangible asset impairment was recorded for the periods presented.

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

Accounting for income taxes.  We account for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (“FAS 109”). Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts, along with net operating loss carryforwards and credit carryforwards. A valuation allowance is recognized to the extent that it is more likely than not that the tax benefits will not be realized. Income tax contingencies are accounted for in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”).

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

Recent accounting pronouncements

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and will be adopted by us in the first quarter of fiscal year 2008. The provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the impact of FIN 48 on our consolidated financial statements and have not yet determined the impact.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 159 may have on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141®”). SFAS 141® changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141® promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the impact that SFAS 141R may have on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are currently assessing the impact that SFAS 160 may have on our financial position, results of operations, and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, foreign currency fluctuations and equity security prices.

Interest Rate Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at five major financial institutions in the United States. As of October 27, 2007, we held an immaterial amount of cash flow derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.

The following table presents the hypothetical changes in fair values of our investments as of October 27, 2007 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			As of	Given an Interest Rate
	Decrease of X Basis Points			October 27,	Increase of X Basis Points
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2007	50 BPS	100 BPS	150 BPS

U.S. government agencies and municipal obligations	$176,787	$173,677	$170,835	$168,223	$165,676	$163,311	$161,120
Corporate bonds and notes	$286,504	$285,999	$285,508	$284,889	$283,984	$282,956	$281,938

Total	$463,291	$459,676	$456,343	$453,112	$449,660	$446,267	$443,058

These instruments are not leveraged and are classified as available-for-sale. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS, which are representative of the historical movements in the Federal Funds Rate.

The following table (in thousands) presents our cash equivalents, short-term, restricted short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of October 27, 2007. Carrying value approximates fair value.

		Weighted
		Average
	Amount	Interest Rate

Cash and cash equivalents	$315,755	4.27%
Short-term investments	325,846	6.32%
Marketable equity securities	14,205	6.32%
Long-term investments	137,524	5.17%

Total	$793,330	5.31%

Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. As of October 27, 2007, the approximate aggregate fair value of the outstanding debt was between $166.2 and $163.6. We estimated the fair value of the outstanding debt by using the high and low prices per $100 of the Company’s 2.25% Notes as of the last day of trading for the fourth fiscal quarter, which were $96.4 and $94.8, respectively.

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On October 26, 2007, the last reported sale price of our common stock on the NASDAQ Global Market was $9.05 per share.

Item 8.	Financial Statements and Supplementary Data

BROCADE COMMUNICATIONS SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Brocade Communications Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Brocade Communications Systems, Inc. and subsidiaries (the Company) as of October 27, 2007 and October 28, 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 27, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brocade Communications Systems, Inc. and subsidiaries as of October 27, 2007 and October 28, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended October 27, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, applying the modified prospective method at the beginning of the year ended October 28, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 27, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 20, 2007 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California
December 20, 2007

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	October 27,	October 28,	October 29,
	2007	2006	2005
	(In thousands, except per share amounts)

Net revenues
Product	$1,076,529	$692,940	$536,834
Service	160,334	57,652	37,286

Total Net revenues	1,236,863	750,592	574,120
Cost of revenues
Product	470,977	269,430	228,488
Service	104,474	35,754	22,673

Total Cost of revenues	575,451	305,184	251,161

Gross margin	661,412	445,408	322,959
Operating expenses:
Research and development	213,311	164,843	132,448
Sales and marketing	211,168	139,434	101,202
General and administrative	46,980	31,089	25,189
Legal fees associated with indemnification obligations, SEC investigation and other related costs, net	46,257	13,654	14,027
Provision for SEC settlement	—	7,000	—
Amortization of intangible assets	24,719	2,294	—
Acquisition and integration costs	19,354	9,646	—
Restructuring and facilities lease losses, net	—	3,775	(670)
In-process research and development	—	—	7,784

Total operating expenses	561,789	371,735	279,980

Income from operations	99,623	73,673	42,979
Interest and other income, net	38,501	29,098	22,656
Interest expense	(6,414)	(7,082)	(7,693)
Gain on repurchases of convertible subordinated debt	—	—	2,318
Gain (loss) on investments, net	13,205	2,663	(5,062)

Income before provision for income taxes	144,915	98,352	55,198
Income tax provision	68,043	30,723	12,077

Net income	$76,872	$67,629	$43,121

Net income per share — basic	$0.21	$0.25	$0.16

Net income per share — diluted	$0.21	$0.25	$0.16

Shares used in per share calculation — basic	362,070	269,602	268,176

Shares used in per share calculation — diluted	377,558	274,142	270,260

See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	October 27,	October 28,
	2007	2006
	(In thousands,
	except par value)

ASSETS
Current assets:
Cash and cash equivalents	$315,755	$274,368
Short-term investments	325,846	267,694

Total cash, cash equivalents and short-term investments	641,601	542,062
Marketable equity securities	14,205	—
Accounts receivable, net of allowances of $6,505 and $4,842 in 2007 and 2006, respectively	175,755	98,394
Inventories	18,017	8,968
Prepaid expenses and other current assets	62,622	43,365

Total current assets	912,200	692,789
Long-term investments	137,524	40,492
Property and equipment, net	204,052	104,299
Goodwill	384,376	41,013
Intangible assets, net	272,652	15,465
Other assets	19,296	6,660

Total assets	$1,930,100	$900,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,810	$56,741
Accrued employee compensation	76,017	62,842
Deferred revenue	94,533	52,051
Current liabilities associated with lease losses	12,807	4,931
Other accrued liabilities	117,534	87,991

Total current liabilities	409,701	264,556
Convertible subordinated debt	167,498	—
Non-current liabilities associated with lease losses	25,742	11,105
Non-current liabilities — deferred taxes	22,781	—
Non-current deferred revenue	36,344	8,827
Other non-current liabilities	1,376	—

Total liabilities	663,442	284,488
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 387,406 and 272,141 shares at October 27, 2007 and October 28, 2006, respectively	387	272
Additional paid-in capital	1,462,782	888,978
Accumulated other comprehensive loss	(1,180)	(817)
Accumulated deficit	(195,331)	(272,203)

Total stockholders’ equity	1,266,658	616,230

Total liabilities and stockholders’ equity	$1,930,100	$900,718

See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

					Accumulated
			Additional	Deferred	Other		Total
	Common Stock		Paid-In	Stock	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity	Income
	(In thousands)

Balances at October 30, 2004	264,242	264	832,655	(5,174)	860	(382,953)	445,652

Issuance of common stock	6,665	7	30,032	—	—	—	30,039	—
Repurchase and retirement of common stock	(62)	—	(326)	—	—	—	(326)	—
Common stock repurchase program	(1,150)	(1)	(7,049)	—	—	—	(7,050)	—
Tax benefits from employee stock option transactions	—	—	2,571	—	—	—	2,571	—
Change in deferred stock compensation	—	—	(4,231)	4,231	—	—	—	—
Deferred stock compensation related to restricted stock grants and Therion acquisition	—	—	1,911	(1,622)	—	—	289	—
Amortization of deferred stock compensation	—	—	—	(615)	—	—	(615)	—
Change in unrealized gain (loss) on marketable equity securities and investments, net of tax	—	—	—	—	(4,270)	—	(4,270)	(4,270)
Change in cumulative translation adjustments	—	—	—	—	(564)	—	(564)	(564)
Net income	—	—	—	—	—	43,121	43,121	43,121

Balances at October 29, 2005	269,695	$270	$855,563	$(3,180)	$(3,974)	$(339,832)	$508,847	$38,287

Issuance of common stock	9,644	10	34,266	—	—	—	34,276	—
Repurchase and retirement of common stock	(421)	—	(3,328)	—	—	—	(3,328)	—
Common stock repurchase program	(6,777)	(8)	(40,200)	—	—	—	(40,208)	—
Tax benefits from employee stock option transactions	—	—	15,792	—	—	—	15,792	—
Stock-based compensation	—	—	30,065	—	—	—	30,065	—
Elimination of deferred stock compensation upon adoption of SFAS 123R	—	—	(3,180)	3,180	—	—	—	—
Change in unrealized gain (loss) on marketable equity securities and investments, net of tax	—	—	—	—	3,037	—	3,037	3,037
Change in cumulative translation adjustments	—	—	—	—	120	—	120	120
Net income	—	—	—	—	—	67,629	67,629	67,629

Balances at October 28, 2006	272,141	$272	$888,978	$—	$(817)	$(272,203)	$616,230	$70,786

Issuance of common stock	18,807	19	100,473	—	—	—	100,492	—
Repurchase and retirement of common stock	(36)	—	—	—	—	—	—	—
Common stock repurchase program	(22,298)	(23)	(191,307)	—	—	—	(191,330)	—
Issuance of common stock for McDATA acquisition	118,792	119	627,774	—	—	—	627,893	—
Tax benefits from employee stock option transactions	—	—	(77)	—	—	—	(77)	—
Stock-based compensation	—	—	36,941	—	—	—	36,941	—
Change in unrealized gain (loss) on marketable equity securities and investments, net of tax	—	—	—	—	(243)	—	(243)	(243)
Change in cumulative translation adjustments	—	—	—	—	(120)	—	(120)	(120)
Net income	—	—	—	—	—	76,872	76,872	76,872

Balances at October 27, 2007	387,406	$387	$1,462,782	$—	$(1,180)	$(195,331)	$1,266,658	$76,509

See accompanying notes to consolidated financial statements

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	October 27,	October 28,	October 29,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$76,872	$67,629	$43,121
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Excess tax benefit (provision) from employee stock plans	77	(15,792)	2,571
Depreciation and amortization	101,416	34,731	46,203
Loss on disposal of property and equipment	1,213	438	1,879
Amortization of debt issuance costs	—	1,430	1,366
Net (gains) losses on investments and marketable equity securities	(11,694)	(2,685)	5,178
Gain on repurchases of convertible subordinated debt	—	—	(2,318)
Provision for doubtful accounts receivable and sales allowances	5,401	3,526	2,955
Provision for SEC settlement	—	7,000	—
Non-cash compensation expense	36,942	31,407	377
In-process research and development	—	—	7,784
Non-cash facilities lease loss expense and restructuring	—	3,775	(670)
Changes in assets and liabilities:
Accounts receivable	27,414	(31,244)	21,312
Inventories	3,481	2,062	(5,433)
Prepaid expenses and other assets	3,523	(19,839)	(245)
Accounts payable	10,075	32,963	(17,117)
Accrued employee compensation	(37,473)	25,080	4,432
Deferred revenue	17,162	15,390	10,602
Other accrued liabilities and long term debt	(55,967)	15,858	9,113
Liabilities associated with lease losses	(8,039)	(4,869)	(5,245)

Net cash provided by operating activities	170,403	166,860	125,865

Cash flows from investing activities:
Purchases of short-term investments	(571,357)	(325,884)	(254,642)
Purchases of long-term investments	(200,239)	(40,267)	(202,764)
Purchases of marketable equity securities	(15,930)	—	—
Proceeds from maturities and sale of short-term investments	764,939	363,873	618,063
Proceeds from maturities and sale of long-term investments	12,614	—	178,428
Proceeds from sale of marketable equity securities and equity investments	11,694	10,185	—
Purchases of property and equipment	(56,538)	(30,430)	(27,267)
Proceeds from sales of property and equipment	1,336	—	—
Purchases of non-marketable minority equity investments	(5,000)	(4,575)	(3,498)
Proceeds (purchases) from the maturities of restricted short-term investments	—	281,414	(275,995)
Net cash acquired (paid) in connection with acquisitions	139,703	(52,829)	(7,185)
Increase in restricted cash	12,422	—	—
Cash placed in escrow in connection with acquisition of NuView	—	(7,058)	—

Net cash provided by (used in) investing activities	93,644	194,429	25,140

Cash flows from financing activities:
Payments on capital lease obligations	(735)	—	—
Purchases of convertible subordinated debt	—	—	(70,485)
Proceeds from issuance of common stock, net	100,638	34,255	29,720
Common stock repurchase program	(191,293)	(40,206)	(7,050)
Termination of interest swap	(4,989)	—	—
Redemption of outstanding convertible debt	(124,185)	(278,883)	—
Excess tax benefit from employee stock plans	(77)	15,792	—

Net cash used in financing activities	(220,641)	(269,042)	(47,815)

Effect of exchange rate fluctuations on cash and cash equivalents	(2,019)	120	(564)

Net increase (decrease) in cash and cash equivalents	41,387	92,367	102,626
Cash and cash equivalents, beginning of year	274,368	182,001	79,375

Cash and cash equivalents, end of year	$315,755	$274,368	$182,001

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,882	$8,916	$8,195

Cash paid for income taxes	$17,800	$12,911	$3,193

Supplemental schedule of non-cash transactions:
Adjustment of deferred tax assets and liabilities	$22,781	$—	$—
Issuance of common stock for McDATA acquisition	$627,893	$—	$—

See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations of Brocade

Brocade is the leading supplier of storage area network equipment and a leading provider of data center networking solutions that help enterprises connect and manage their information. The Company offers a comprehensive line of data center networking products, software and services that enable businesses to make their data centers more efficient, reliable and adaptable.

Brocade products and services are designed to help information technology (“IT”) organizations manage their data assets in an efficient, cost-effective manner. The Brocade family of Storage Area Network (“SAN”) infrastructure products and solutions includes directors, switches, routers, embedded switches for blade servers, fabric-based software applications, as well as management applications and utilities to centralize data management. The Brocade family of File Area Network (“FAN”) solutions includes software offerings for more effectively managing file data and storage resources. Brocade also offers services that assist customers with consulting and support in designing, implementing, deploying and managing data center enterprise solutions. Together, Brocade’s products and services simplify IT infrastructure, increase resource utilization, ensure availability of mission critical applications and serve as a platform for corporate data back up and disaster recovery.

Brocade products and services are marketed, sold and supported worldwide to end-user customers through distribution partners, including original equipment manufacturers (“OEMs”), distributors, systems integrators, value-added resellers and by Brocade directly.

Brocade was reincorporated as a Delaware corporation on May 14, 1999, succeeding operations that began in California on August 24, 1995. The Company’s headquarters are located in San Jose, California.

Brocade®, the Brocade B-wing logotm, Fabric OS®, File Lifecycle Manager®, My View®, Secure Fabric OS® and StorageX® are registered trademarks of Brocade Communications Systems, Inc., in the United States and/or in other countries. All other brands, products, or service names identified are or may be trademarks or service marks of, and are used to identify, products or services of their respective owners.

2.	Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Fiscal years 2007, 2006 and 2005 were 52-week fiscal years. Fiscal year 2004 was a 53-week fiscal year. The second quarter of fiscal year 2004 consisted of 14 weeks, which is one week more than a typical quarter.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments and Equity Securities

Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Investment securities with original or remaining maturities of one year or more are considered long-term investments. Short-term and long-term investments consist of auction rate securities, debt securities issued by United States government agencies, municipal government obligations and corporate bonds and notes.

Short-term and long-term investments are maintained at five major financial institutions, are classified as available-for-sale and are recorded on the accompanying Consolidated Balance Sheets at fair value. Fair value is determined using quoted market prices for those securities. Unrealized holding gains and losses are included as a separate component of accumulated other comprehensive income on the accompanying Consolidated Balance Sheets, net of any related tax effect. Realized gains and losses are calculated based on the specific identification method and are included in interest and other income, net, on the Consolidated Statements of Income.

The Company recognizes an impairment charge when the declines in the fair values of its investments below the cost basis are judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Equity securities consist of equity holdings in public companies and are classified as available-for-sale when there are no restrictions on the Company’s ability to immediately liquidate such securities. Marketable equity securities are recorded on the accompanying Consolidated Balance Sheets at fair value. Fair value is determined using quoted market prices for those securities. Unrealized holding gains and losses are included as a separate component of accumulated other comprehensive income on the accompanying Consolidated Balance Sheets, net of any related tax effect. Realized gains and losses are calculated based on the specific identification method and are included in interest and other income, net on the Consolidated Statements of Income.

From time to time the Company makes equity investments in non-publicly traded companies. These investments are included in other assets on the accompanying Consolidated Balance Sheets and are generally accounted for under the cost method as the Company does not have the ability to exercise significant influence over the respective company’s operating and financial policies nor does it have a liquidation preference that is substantive. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income, net on the Consolidated Statements of Income. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary. As of October 27, 2007 and October 28, 2006, the carrying values of the Company’s equity investments in non-publicly traded companies were $5.0 million and $0.8 million, respectively.

On February 13, 2007, one of the non-publicly traded entities that the Company has an equity investment in, completed its initial public offering (“IPO”). Subject to the agreement, there was a lockup period not to exceed 180 days following the effective date of the registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”), during which the Company could not sell or otherwise transfer any securities. As of October 27, 2007, the Company has sold all 735,293 shares of stock for a total of $11.7 million. The carrying value

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the investment immediately before the disposal was zero. The initial investment was impaired in two installments in October 2001 and January 2003.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, employee notes receivable, accounts payable and accrued liabilities, approximate cost because of their short maturities. The fair value of investments and marketable equity securities is determined using quoted market prices for those securities or similar financial instruments. The fair value of convertible subordinated debt is determined using the high and low price on the market for the convertible debt.

Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out method. Inventory costs include material, labor and overhead. The Company records inventory write-downs based on excess and obsolete inventories determined primarily by future demand forecast. A portion of our inventory is located offsite at our customer’s hubs and contract manufacturers’ locations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of four years are used for computer equipment, software, furniture and fixtures, except for the Company’s enterprise-wide, integrated business information system, which is being depreciated over five to seven years. Estimated useful lives of up to four years are used for engineering and other equipment. Estimated useful lives of thirty years is used for buildings. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life of the asset or the remaining term of the lease.

Accrued Employee Compensation

Accrued employee compensation consists of accrued wages, commissions, bonuses, payroll taxes, vacation, payroll deductions for the Company’s employee stock purchase plan and other employee benefit payroll deductions.

Goodwill and Other Intangible Assets

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill be capitalized at cost and tested annually for impairment. The Company evaluates goodwill on an annual basis during its second fiscal quarter, or whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s implied fair value. Events which might indicate impairment include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of economic environment on the Company’s customer base, material negative changes in relationships with significant customers and/or a significant decline in the Company’s stock price for a sustained period.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets other than goodwill are amortized over their estimated useful lives, unless these lives are determined to be indefinite. Intangible assets are carried at cost less accumulated amortization. Amortization is recognized over the estimated useful life of the respective asset. Intangible assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Company performs an impairment test for long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Examples of such events or circumstances include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the Company’s business, significant negative industry or economic trends and/or a significant decline in the Company’s stock price for a sustained period. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. No intangible asset impairment was recorded for the periods presented.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments, and accounts receivable. Cash, cash equivalents and short-term and long-term investments are primarily maintained at five major financial institutions in the United States. Deposits held with banks may be redeemed upon demand and may exceed the amount of insurance provided on such deposits. The Company principally invests in United States government debt securities, United States government agency debt securities and corporate bonds and notes, and limits the amount of credit exposure to any one entity.

A majority of the Company’s trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of October 27, 2007, three customers each accounted for 21 percent, 17 percent and 13 percent of total accounts receivable. As of October 28, 2006, two customers each accounted for 44 percent and 21 percent of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances, and other allowances. While the Company has not experienced material credit losses in any of the periods presented, there can be no assurance that the Company will not experience material credit losses in the future.

For the fiscal years ended October 27, 2007, October 28, 2006 and October 29, 2005, three customers each represented ten percent or more of the Company’s total revenues for combined totals of 68 percent , 73 percent and 71 percent of total revenues, respectively. The level of sales to any one of these customers may vary, and the loss of, or a decrease in the level of sales to, any one of these customers could seriously harm the Company’s financial condition and results of operations.

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

The Company’s business is concentrated in the SAN industry, which from time to time has been impacted by unfavorable economic conditions and reduced information technology (“IT”) spending rates. Accordingly, the Company’s future success depends upon the buying patterns of customers in the SAN industry, their response to current and future IT investment trends and the continued demand by such customers for the Company’s products. The Company’s future success, in part, will depend upon its ability to enhance its existing products and to develop and introduce, on a timely basis, new cost-effective products and features that keep pace with technological developments and emerging industry standards.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Product revenue.  Product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. However, for newly introduced products, many of the Company’s large OEM customers require a product qualification period during which the Company’s products are tested and approved by the OEM customer for sale to its customers. Revenue recognition, and related cost, is deferred for shipments to new OEM customers and for shipments of newly introduced products to existing OEM customers until satisfactory evidence of completion of the product qualification has been received from the OEM customer. Revenue from sales to the Company’s master reseller customers is recognized in the same period in which the product is actually sold by the master reseller (sell-through).

The Company reduces revenue for estimated sales allowances, sales programs, and other allowances at the time of shipment. Sales allowances, sales programs, and other allowances are estimated based upon historical experience, current trends and the Company’s expectations regarding future experience. In addition, the Company maintains allowances for doubtful accounts, which are also accounted for as a reduction in revenue. The allowance for doubtful accounts is estimated based upon analysis of accounts receivable, historical collection patterns, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms and practices.

Service revenue.  Service revenue consists of training and maintenance arrangements, including post-contract customer support (“PCS”) and other professional services. PCS services are offered under renewable, annual fee-based contracts or as part of multiple element arrangements and typically include upgrades and enhancements to our software operating system software and telephone support. Revenue related to PCS elements is deferred and recognized ratably over the contractual period. PCS contracts are typically one to three years in length. Professional services are offered under fee based contracts or as part of multiple element arrangements. Professional service revenue is recognized when services are completed. Training revenue is recognized upon completion of the training.

Multiple-element arrangements.  The Company’s multiple-element product offerings include computer hardware and software products and support services. The Company also sells certain software products and support services separately. The Company’s software products are essential to the functionality of its hardware products and are, therefore, accounted for in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended. The Company allocates revenue to each element in a multiple element arrangement based upon vendor-specific objective evidence (“VSOE”) of the fair value of the element or, if VSOE is not available for the delivered element, by application of the residual method. In the application of the residual method, the Company allocates revenue to the undelivered elements based on VSOE for those elements and allocates the residual revenue to the delivered elements. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.

Warranty Expense

The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued based upon historical experience at the time of shipment and charged to cost of revenues.

Foreign Currency

The financial statements of the Company’s international subsidiaries have been translated into U.S. dollars. Assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are included in the Company’s Consolidated Balance Sheets in the stockholders’ equity section as a component of accumulated other comprehensive loss.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of its foreign subsidiaries, are denominated in foreign currencies. The Company uses forward exchange contracts to address the risk of certain currency fluctuations. See Note 10, Derivative Accounting Policies. For amounts not associated with forward contracts, gains and losses from transactions denominated in foreign currencies are included in the Company’s net income (loss) as part of interest and other income in the accompanying Consolidated Statements of Income. The Company recognized foreign currency transaction gains and (losses) of $2.2 million, $(0.1) million and $0.3 million for the years ended October 27, 2007, October 28, 2006 and October 29, 2005, respectively.

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

Costs related to internally developed software and software purchased for internal use are capitalized in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” During the year ended October 28, 2000, the Company purchased an enterprise-wide, integrated business information system. Subsequently, the business information system was upgraded during fiscal years 2006 and 2007. As of October 27, 2007, a net book value of $10.3 million related to the purchase and subsequent implementation and upgrade of this system was included in property and equipment. These costs are being depreciated over the initial estimated useful life of five to seven years.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs were immaterial for the years ended October 27, 2007, October 28, 2006 and October 29, 2005.

Income Taxes

The Company accounts for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts, along with net operating loss carryforwards and credit carryforwards. A valuation allowance is recognized to the extent that it is more likely than not that the tax benefits will not be realized. Income tax contingencies are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”).

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

Stock-Based Compensation

Effective October 30, 2005, the Company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 123-R, “Share-Based Payment”, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has no retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized beginning in the first quarter of fiscal year 2006 includes (1) amortization related to the remaining unvested portion of stock-based awards granted prior to October 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”); and (2) amortization related to stock-based awards, stock options and restricted stock, granted subsequent to October 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In addition, the Company records expense over the offering period and vesting term in connection with shares issued under its employee stock purchase plan. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award under an accelerated vesting method.

Prior to October 30, 2005, the Company accounted for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), whereby the difference between the exercise price and the fair market value on the date of grant is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense was recognized in the Company’s Consolidated Statements of Income when the exercise price of the Company’s employee stock option grant equals the market price of the underlying common stock on the date of grant, and the measurement date of the option grant is certain. The measurement date is certain when the date of grant is fixed and determinable. Prior to October 30, 2005, when the measurement date was not certain, the Company recorded stock-based compensation expense using variable accounting under APB 25. From May 1999 through July 2003, the Company granted 98.8 million options that were subject to variable accounting under APB 25 because the measurement date of the options granted was not certain.

On November 10, 2005, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for tax Effects of Share-Based Payment Awards” (“FAS 123R-3”). The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of equity-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the Additional Paid-In Capital Pool (“APIC Pool”) related to the tax effects of employee equity-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statement of Cash Flows of the tax effects of employee equity-based compensation awards that were outstanding upon the implementation of SFAS 123R.

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, the useful lives of fixed assets, allowances for doubtful accounts and sales returns, inventory and warranty reserves, facilities lease losses and other charges, fixed asset and investment impairment charges, accrued liabilities and other reserves, taxes, and contingencies. Actual results could differ materially from these estimates.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and will be adopted

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by us in the first quarter of fiscal year 2008. The provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the impact of FIN 48 on our consolidated financial statements and have not yet determined the impact.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 159 may have on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141®”). SFAS 141® changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141® promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the impact that SFAS 141® may have on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are currently assessing the impact that SFAS 160 may have on our financial position, results of operations and cash flows.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. For fiscal year 2005, engineering costs related to the ongoing maintenance of existing products was reclassified from research and development to cost of revenues in order to conform to the presentation of fiscal year 2007 and fiscal year 2006.

3.	Acquisitions

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The results of operations of McDATA are included in the accompanying Consolidated Statement of Income from the date of the acquisition. The Company considers the acquisition of McDATA to be material to its results of operations and therefore is presenting pro forma financial information for the fiscal years ended October 27, 2007 and October 28, 2006.

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

	Year Ended
	October 27,	October 28,
	2007(1)	2006(2)

Total revenue	$1,392,952	$1,406,884
Pretax income (loss)	105,732	(22,734)
Net income (loss)	37,220	(53,189)
Basic earnings per share	$0.10	$(0.14)

(1)	The pro forma financial results for the year ended October 27, 2007 include Brocade’s historical results for the twelve months ended October 27, 2007 and McDATA’s historical results for the three months ended October 31, 2006, including amortization related to fair value adjustments based on the fair values of assets acquired and liabilities assumed and deferred compensation recognized as of the McDATA acquisition date of January 29, 2007.

(3)	The pro forma financial results for the year ended October 28, 2006 include Brocade’s historical twelve months ended October 28, 2006 and McDATA’s historical three months ended January 31, 2006 and nine months ended October 31, 2006, including amortization related to fair value adjustments based on the fair values of assets acquired and liabilities assumed and deferred compensation recognized as of the McDATA acquisition date of January 29, 2007.

The total purchase price was $658.9 million. The purchase price included direct acquisition costs of $23.4 million.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with this acquisition, the Company allocated the total purchase consideration to the net assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date, resulting in initial goodwill of approximately $370.3 million which is not expected to be deductible for income tax purposes. The following table summarizes the initial allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Assets acquired:
Cash and cash equivalents	$147,407
Short term investments	78,315
Accounts receivable, net	108,426
Inventory, net	12,559
Fixed assets, net	90,015
Identifiable intangible assets
Tradename	10,341
Core/Developed technology	147,191
Customer relationships	157,501
Deferred tax assets	127,651
Goodwill	370,296
Other assets	112,887

Total assets acquired	1,362,589
Liabilities assumed:
Deferred tax liabilities	127,651
Debt assumed	282,050
Other liabilities	293,971
Total liabilities assumed	703,672

Net assets acquired	$658,917

During the year ended October 27, 2007, the Company determined it was appropriate to record certain adjustments to the fair value of assets and liabilities acquired from McDATA. See Note 4, Goodwill and Intangible Assets, for details.

Silverback Systems, Inc.

On January 5, 2007, the Company completed its acquisition of Silverback Systems, Inc. (“Silverback”), a privately held provider of network acceleration technology headquartered in Campbell, California. This acquisition further enables the Company to provide communications solutions for SAN networks.

The results of operations of Silverback are included in the accompanying Consolidated Statement of Income from the date of the acquisition. The Company does not consider the acquisition of Silverback to be material to its results of operations and therefore is not presenting pro forma financial information of operations for the years ended October 27, 2007 and October 28, 2006.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with this acquisition, the Company allocated the total purchase consideration to the net assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date, resulting in goodwill of approximately $8.3 million which is not expected to be deductible for income tax purposes. The following table summarizes the allocation of the purchase price to the estimated fair value of the assets and liabilities acquired (in thousands):

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

The results of operations of NuView are included in the accompanying Consolidated Statements of Income from the date of the acquisition. The Company does not consider the acquisition of NuView to be material to its results of operations and therefore is not presenting pro forma financial information.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with this acquisition, the Company allocated the total purchase consideration to the net assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date, resulting in goodwill of approximately $41.0 million which is not expected to be deductible for income tax purposes. The following table summarizes the allocation of the purchase price to the estimated fair values of the assets and liabilities acquired (in thousands):

Assets acquired
Cash	$130
Accounts receivable	1,947
Identifiable intangible assets Tradename	932
Core/Developed technology	7,896
Customer relationships	8,931
Goodwill	41,013
Other assets	114

Total assets acquired	60,963
Liabilities assumed
Accounts payable and accrued liabilities	230
Deferred revenue	220

Total liabilities acquired	450

Net assets acquired	$60,513

Additionally, for the year ended October 27, 2007, the Company recorded total acquisition-related retention and bonus compensation expense of $7.2 million. Of that amount, $3.2 million was related to the acquisition of McDATA in January 2007, $2.8 million was related to the acquisition of NuView, Inc. in March 2006 and $1.2 million was related to the acquisition of Silverback in January 2007. For the year ended October 28, 2006, the Company recorded acquisition related bonus compensation expense of $6.4 million. No other acquisition-related compensation expense has been recorded in the Consolidated Financial Statements for the periods presented.

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

The results of operations of Therion are included in the accompanying Consolidated Statements of Income from the date of the acquisition. The Company does not consider the acquisition of Therion to be material to its results of operations and therefore is not presenting pro forma financial information.

The total purchase price was $12.1 million, consisting of $9.3 million cash consideration for Therion’s preferred and common stock holders, assumed stock options valued at $1.7 million, the Company’s initial investment of $1.0 million and direct acquisition cost of $0.1 million. Of the $9.3 million cash consideration, the Company paid $7.3 million upon closing the transaction and recorded the remaining liability of $2.0 million to be paid over the next eighteen months. The fair value of the assumed stock options was determined using the Black-Scholes option-pricing model. In connection with this acquisition, the Company recorded a $7.8 million in-process research and development charge and allocated the remaining purchase price to net assets of $2.9 million, deferred stock compensation of $1.5 million and net liabilities of $0.1 million, based on estimated fair values.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill and Intangible Assets

The Company’s carrying value of goodwill as of October 27, 2007 consisted of the following (in thousands):

Balance at October 28, 2006	$41,013
Silverback acquisition	8,408
McDATA acquisition(1)	334,955

Balance at October 27, 2007	$384,376

(1)	There is an allocation period, following the consummation of a business combination, during which a Company may be able to make adjustments to the fair values of assets and liabilities acquired. During the year ended October 27, 2007, the Company recorded the following adjustments to the fair value of assets and liabilities acquired from McDATA:

Balance at April 28, 2007	$370,296
Adjustments related to inventory purchase commitments	2,594
Adjustment related to tax liabilities, net	(45,084)
Fair value adjustment related to debt assumed	6,038
Other adjustments	1,111

Balance at October 27, 2007	$334,955

The Company amortizes intangible assets over a useful life ranging from 6 months to 7 years.

Intangible assets as of October 27, 2007 consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

Tradename	$11,373	$3,089	$8,284
Core/Developed technology	154,454	34,929	119,525
Customer relationships	167,011	22,317	144,694
Non-compete agreements	371	222	149
Backlog	80	80	—

Total intangible assets	$333,289	$60,637	$272,652

Intangible assets as of October 28, 2006 consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

Tradename	$932	$120	$812
Core/Developed technology	7,896	1,020	6,876
Customer relationships	8,931	1,154	7,777

Total intangible assets	$17,759	$2,294	$15,465

The Company had no unamortized intangible assets as of October 29, 2005.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended October 28, 2006, total amortization expense related to intangible assets was $2.3 million. For the year ended October 27, 2007, total amortization expense related to intangible assets of $34.0 million is included in cost of revenues and $24.7 million is included in operating expenses in the Consolidated Statement of Income. The following table presents the estimated future amortization of intangible assets (in thousands):

Future
Estimated
Fiscal Years	Amortization

2008	67,775
2009	64,600
2010	51,748
2011	41,748
2012	28,393
2013	16,070
2014	2,318

Total	$272,652

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

During the three months ended July 27, 2002, the Company completed a transaction to sublease a portion of these vacant facilities. Accordingly, based on then current market data, the Company revised certain estimates and assumptions, including those related to estimated sublease rates, estimated time to sublease the facilities, expected future operating costs and expected future use of the facilities. The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary.

In November 2003, the Company purchased a previously leased building. In addition, the Company consolidated the engineering organization and development, test and interoperability laboratories into the purchased facilities and vacated other existing leased facilities. As a result, the Company recorded adjustments to the facilities lease loss reserve recorded in fiscal year 2001 described above and recorded additional reserves in connection with the facilities consolidation.

During the three months ended April 29, 2006, the Company recorded a charge of $3.8 million related to estimated facilities lease losses, net of expected sublease income. This charge represented an estimate based on current market data. As a result, the Company revised certain estimates and assumptions, including those related to estimated sublease rates, estimated time to sublease the facilities, expected future operating costs and expected future use of the facilities.

During the three months ended January 27, 2007, the Company recorded a charge of $0.6 million related to estimated lease losses, net of expected sublease income as a result of the acquisition of Silverback Systems, Inc. During the three months ended April 28, 2007, the Company recorded a purchase accounting adjustment of $26.3 million related to estimated losses, net of expected sublease income, as a result of the acquisition of McDATA Corporation. During the three months ended October 27, 2007, the Company recorded an additional purchase accounting adjustment of $3.6 million to estimated facility lease losses, net of expected sublease income. The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to the facilities lease loss reserve, net of expected sublease income (in thousands):

Lease Loss
Reserve

Reserve balances at October 30, 2004	22,476
Cash payments on facilities leases	(5,202)
Non-cash charges and other adjustments, net	(134)

Reserve balances at October 29, 2005	17,140

Additional reserve booked as a result of second quarter 2006 current market data	3,775
Cash payments on facilities leases	(4,765)
Non-cash charges and other adjustments, net	(114)

Reserve balances at October 28, 2006	$16,036

Additional reserve booked as a result of acquisitions in first and second quarters in 2007 and adjustment in fourth quarter 2007	30,642
Cash payments on facilities leases	(8,207)
Non-cash charges and other adjustments, net	78

Reserve balances at October 27, 2007	$38,549

Cash payments for leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2017.

6.	Balance Sheet Details

The following tables provide details of selected balance sheet items (in thousands):

	October 27,	October 28,
	2007	2006

Inventories:
Raw materials	$11,860	$82
Finished goods	6,157	8,886

Total	$18,017	$8,968

Property and equipment, net:
Computer equipment and software	$102,643	$73,421
Engineering and other equipment	182,640	144,530
Furniture and fixtures	11,152	4,360
Leasehold improvements	56,052	43,519
Land and building	79,523	30,000

Subtotal	432,010	295,830
Less: Accumulated depreciation and amortization	(227,958)	(191,531)

Total	$204,052	$104,299

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leasehold improvements as of October 27, 2007 and October 28, 2006, are shown net of estimated asset impairments related to facilities lease losses. See Note 5, “Liabilities associated with Facilities Lease Losses,” of the Notes to Consolidated Financial Statements).

	October 27,	October 28,
	2007	2006

Other accrued liabilities:
Income taxes payable	$46,739	$39,076
Accrued warranty	5,923	2,230
Inventory purchase commitments	23,176	6,104
Accrued sales programs	11,245	12,051
Other	30,451	28,530

Total	$117,534	$87,991

7.	Investments and Equity Securities

The following tables summarize the Company’s investments and equity securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

October 27, 2007
U.S. government and its agencies and municipal obligations	$168,064	$175	$(17)	$168,222
Corporate bonds and notes	284,711	702	(524)	284,889
Marketable equity securities	26,189	—	(1,725)	24,464

Total	$478,964	$877	$(2,266)	$477,575

Reported as:
Short-term investments				$340,051
Long-term investments				137,524

Total				$477,575

October 28, 2006
U.S. government and its agencies and municipal obligations	$124,105	$5	$(556)	$123,554
Corporate bonds and notes	185,183	32	(583)	184,632

Total	$309,288	$37	$(1,139)	$308,186

Reported as:
Short-term investments				$267,694
Long-term investments				40,492

Total				$308,186

For the year ended October 27, 2007, a gain of $13.2 million was realized on the sale of marketable equity securities. For the year ended October 28, 2006, no gains were realized on the sale of investments or marketable equity securities. For the year ended October 29, 2005, gross realized losses on sales of marketable equity securities were $5.2 million primarily associated with the defeasance of the indenture agreement related to the Company’s

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2% Convertible Notes. At October 27, 2007 and October 28, 2006, net unrealized holding losses of $1.4 million and $1.1 million, respectively, were included in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

The following table provides the breakdown of the investments with unrealized losses at October 27, 2007 and October 28, 2006 (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

October 27, 2007
U.S. government and its agencies and municipal obligations	$19,884	$(17)	$—	$—	$19,884	$(17)
Corporate bonds and notes	95,249	(380)	27,390	(144)	122,639	(524)
Marketable Equity Securities	14,205	(1,725)	—	—	14,205	(1,725)

Total	$129,338	$(2,122)	$27,390	$(144)	$156,728	$(2,266)

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

October 28, 2006
U.S. government and its agencies and municipal obligations	$69,016	$(427)	$14,635	$(130)	$83,651	$(557)
Corporate bonds and notes	112,769	(446)	18,208	(136)	130,977	(582)

Total	$181,785	$(873)	$32,843	$(266)	$214,628	$(1,139)

The gross unrealized losses related to fixed income securities were due to changes in interest rates. The Company’s management has determined that the gross unrealized losses on its investment securities at October 27, 2007 and October 28, 2006 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the maturities of the Company’s investments in debt securities issued by United States government agencies, municipal government obligations and corporate bonds and notes as of October 27, 2007 (in thousands):

	Amortized
	Cost	Fair Value

Less than one year	$315,819	$315,588
Due in 1 — 2 years	103,287	103,619
Due in 2 — 3 years	33,669	33,905

Total	$452,775	$453,112

8.	Convertible Subordinated Debt

On December 21, 2001 and January 10, 2002, the Company sold, in private placements pursuant to Section 4(2) of the Securities Act of 1933, as amended, an aggregate of $550 million in principal amount, two percent convertible subordinated notes due January 2007 (the “2% Notes”). The initial purchasers purchased the 2% Notes from the Company at a discount of 2.25 percent of the aggregate principal amount.

During fiscal years 2004 and 2005, the Company repurchased on the open market $73.4 million and $90.7 million in face value of its 2% Notes, respectively. For the year ended October 30, 2004, the Company paid an average of $0.93 for each dollar of face value for an aggregate purchase price of $84.4 million, which resulted in a pre-tax gain of $5.6 million. For the year ended October 29, 2005, the Company paid an average of $0.96 for each dollar of face value for an aggregate purchase price of $70.5 million, which resulted in a pre-tax gain of $2.3 million. As of October 29, 2005, the remaining balance outstanding of the 2% Notes was $278.9 million.

On August 23, 2005, in accordance with the terms of the indenture agreement dated December 21, 2001 with respect to the 2% Notes, the Company elected to deposit securities with the trustee of the Notes (the “Trustee”), which fully collateralized the outstanding notes, and to discharge the indenture agreement. Pursuant to this election, the Company provided an irrevocable letter of instruction to the Trustee to issue a notice of redemption on June 26, 2006 and to redeem the Notes on August 22, 2006 (the “Redemption Date”). Over the course of fiscal year 2006, the Trustee, using the securities deposited with them, paid to the noteholders (1) all the interest scheduled to become due per the original note prior to the Redemption Date and (2) all the principal and remaining interest, plus a call premium of 0.4% of the face value of the 2% Notes, on the Redemption Date. As of October 29, 2005, the Company had an aggregate of $277.2 million in interest-bearing U.S. securities with the Trustee. The securities remained on the Company’s balance sheet as restricted short-term investments until the Redemption Date. The Company recorded a loss on investments of $4.7 million in the three months ended October 29, 2005 with respect to the disposition of certain short-term and long-term investments that was necessary to deposit the securities with the Trustee.

The 2% Notes were not listed on any securities exchange or included in any automated quotation system, however, the notes were eligible for trading on the Portalsm Market. On October 29, 2005, the average bid and ask price on the Portal Market of the notes was 97.9, resulting in an aggregate fair value of approximately $273.2 million.

The 2% Notes were redeemed on August 22, 2006 as contemplated by the irrevocable letter of instruction to the Trustee. As of October 28, 2006, there was no remaining balance outstanding of the convertible subordinated debt.

On January 29, 2007, effective upon the consummation of the merger, the Company fully and unconditionally guaranteed and became a co-obligor on the 2.25% Notes with McDATA (“the 2.25% Notes”). The 2.25% Notes were convertible into Class A common stock at a conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares) at any time prior to February 15, 2010, subject to

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments. As of October 27, 2007, the approximate aggregate fair value of the outstanding debt was between $166.2 million and $163.6 million. We estimated the fair value of the outstanding debt by using the high and low prices per $100 of the Company’s 2.25% Notes as of the last day of trading for the fourth fiscal 2007 quarter, which were $96.4 and $94.8, respectively.

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

As of October 27, 2007, convertible subordinated debt includes $172.5 million outstanding 2.25% convertible subordinated notes due February 15, 2010 previously issued by McDATA. In accordance with purchase accounting rules, the Notes were adjusted to their aggregate fair value of $165.9 million based on the quoted market closing price as of the acquisition date.

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

Prior to the merger, McDATA entered into an interest rate swap agreement with a notional amount of $155.3 million that had the economic effect of modifying that dollar portion of the fixed interest obligations associated with the 2.25% Notes so that the interest payable effectively became variable based on the six — month London Interbank Offered Rate (LIBOR) minus 152 basis points. The reset dates of the swap were February 15 and August 15 of each year until maturity on February 15, 2010. On July 24, 2007, the Company settled the interest rate swap and accrued interest related to the debt and paid $7.4 million.

In addition, effective upon the consummation of the merger with McDATA, the Company fully and unconditionally guaranteed and became a co-obligor, in the $122.4 million outstanding 3.00% convertible subordinated notes (the “3% Notes”) due February 15, 2007, previously issued by Computer Network Technology, Inc. (“CNT”) and assumed on June 1, 2005 by McDATA, upon McDATA’s acquisition of CNT. On February 15, 2007, the Company paid the remaining balance due on the 3.00% Notes and also paid $1.4 million to settle the related swap agreement.

9.	Commitments and Contingencies

Operating and Capital Leases

The Company leases its facilities and certain equipment under various operating and capital lease agreements expiring through January 2017. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $2.7 million as security for the leases. Future minimum lease payments under all non-cancelable operating leases as of October 27, 2007 were $116.8 million, net of contractual sublease income of $7.9 million, which consist of $2.8 million to be received in less than 1 year, $5.0 million to be received in 1 through 3 years and $0.1 million to be received in 3 to 5 years. In addition to base rent, many of the facilities lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future lease payments under all non-cancelable operating leases, excluding the contractual sublease income stated above, at October 27, 2007 were as follows (in thousands):

Operating
Fiscal Year Ended October	Leases

2008	$25,838
2009	24,503
2010	21,261
2011	8,194
Thereafter	37,015

Total minimum lease payments	$116,811

As of October 27, 2007, the Company had recorded $38.5 million in facilities lease loss reserves related to future lease commitments, net of expected sublease income (see Note 5, “Liabilities Associated with Facilities Lease Losses” of the Notes to Consolidated Financial Statements).

Product Warranties

The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience. The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities on the accompanying Consolidated Balance Sheets. The Company accrued warranty expenses of approximately $8.4 million for the year ended October 27, 2007, of which $5.8 million was due to the McDATA acquisition. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the years ended October 27, 2007 and October 28, 2006 (in thousands):

Accrued
Warranty

Balance at October 29, 2005	$1,746
Liabilities accrued	1,865
Claims paid	(559)
Changes in liability for pre-existing warranties	(822)

Balance at October 28, 2006	$2,230

Liabilities accrued	8,360
Claims paid	(3,724)
Changes in liability for pre-existing warranties	(943)

Balance at October 27, 2007	$5,923

In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of October 27, 2007, there have been no known events or circumstances that have resulted in a customer contract related indemnification liability to the Company.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Manufacturing and Purchase Commitments

The Company has manufacturing agreements with Hon Hai Precision Industry Co. (“Foxconn”), SCI — Sanmina (“Sanmina”) and Solectron Corporation (“Solectron”) (recently acquired by Flextronics International Ltd.) under which the Company provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to the Company’s customers. The required lead-time for placing orders with Foxconn, Sanmina and Solectron depends on the specific product. As of October 27, 2007, the Company’s aggregate commitment to Foxconn, Sanmina and Solectron for inventory components used in the manufacture of Brocade products was $107.8 million, net of purchase commitment reserves of $23.1 million, which the Company expects to utilize during future normal ongoing operations. The Company’s purchase orders placed with Foxconn, Sanmina and Solectron are cancelable, however if cancelled, the agreements require the Company to purchase all inventory components not returnable, usable by, or sold to, other customers of the aforementioned contract manufacturers. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal operations.

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

On July 20, 2001, the first of a number of putative class actions for violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Brocade, certain of its officers and directors, and certain of the underwriters for Brocade’s initial public offering of securities. A consolidated amended class action captioned In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation, No. 01 Civ. 6613 was filed on April 19, 2002. The initial complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in Brocade’s initial public offering and seeks unspecified damages for claims under the Exchange Act on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against Brocade is coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases as In Re Initial Public Offering Securities Litigation, 21 MC 92(SAS).

Also part of these coordinated proceedings are actions against McDATA Corporation, certain of its officers and directors and the underwriters for McDATA’s initial public offering of securities, No. 01 Civ. 6627, and Inrange Technologies Corporation (which was first acquired by CNT and subsequently acquired by McDATA as part of the CNT acquisition), certain of its officers and directors and the underwriters for Inrange’s initial public offering of securities, No. 01 Civ. 10800. The complaints in these actions asserted claims under the Securities Act and Exchange Act. In October 2002, the individual defendants in the Brocade, McDATA and Inrange actions were dismissed without prejudice from the action, pursuant to a tolling agreement.

On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against Brocade and some but not all of the claims against McDATA and Inrange. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Brocade, McDATA and Inrange, was submitted to the Court for approval. On August 31, 2005, the Court granted preliminary approval of the settlement. In December 2006, the appellate Court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. Neither Brocade, McDATA, nor Inrange is a test case. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases, which the defendants in those cases have moved to dismiss. It is uncertain whether there will be any

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revised or future settlement. If the litigation proceeds, the Company believes that it has meritorious defenses to plaintiffs’ claims and intends to defend the action vigorously.

Beginning on or about May 19, 2005, several securities class action complaints were filed against Brocade and certain of its then current and former officers. These actions were filed in the United States District Court for the Northern District of California on behalf of purchasers of Brocade’s stock from February 21, 2001 to May 15, 2005. These lawsuits followed and relate to Brocade’s restatement of certain financial results due to stock-based compensation accounting issues. On January 12, 2006, the Court appointed a lead plaintiff and lead counsel. On April 14, 2006, the lead plaintiff filed a consolidated complaint on behalf of purchasers of Brocade’s stock from May 18, 2000 to May 15, 2005. On November 3, 2006, the Court denied Brocade’s motion to dismiss the consolidated complaint and granted certain individual defendants’ motions to dismiss the consolidated complaint with leave to amend. On January 2, 2007, the lead plaintiffs filed an amended consolidated complaint on behalf of purchasers of Brocade’s stock from May 18, 2000 to May 15, 2005. The amended consolidated complaint names the Company and certain of its former officers and directors and alleges, among other things, violations of sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The amended consolidated complaint alleges, among other things, that Brocade and the individual defendants made false or misleading public statements regarding Brocade’s business and operations and seeks unspecified monetary damages and other relief against the defendants. On January 29, 2007, Brocade filed its answer to the amended consolidated complaint. On August 7, 2007, a federal jury convicted Brocade’s former Chief Executive Officer, Gregory Reyes, on ten criminal counts related to the Company’s historical stock option practices. On August 27, 2007, the Court denied certain individual defendants’ motion to dismiss the amended consolidated complaint. On October 12, 2007 the Court granted lead plaintiffs’ motion for class certification and certified a class in this action consisting of all persons and entities who purchased or otherwise acquired the securities of Brocade between May 18, 2000 to May 15, 2005, inclusive, and who were damaged thereby. The Court also partially granted plaintiffs’ motion for partial summary judgment against Mr. Reyes, who is a defendant in this action, prohibiting him from re-litigating in this class action the jury’s finding from Mr. Reyes’ criminal case that he knowingly and willfully made material misrepresentations in Brocade’s Annual Report on Form 10-K for 2001, 2002 and 2003. On December 5, 2007, a federal jury convicted Brocade’s former human resources director, Stephanie Jensen, on two criminal counts related to the Company’s historical stock option practices. (Ms. Jensen is not a defendant in the class action.) No trial date has been set for the class action. Brocade believes it is probable that the ultimate resolution of this class action lawsuit will result in a payment to the class in an amount that is material to the Company; however, such amount is not yet reasonably estimable.

Beginning on or about May 24, 2005, several derivative actions were also filed against certain of Brocade’s current and former officers and directors. These actions were filed in the United States District Court for the Northern District of California and in the California Superior Court in Santa Clara County. The complaints allege, among other things, that certain of Brocade’s officers and directors breached their fiduciary duties to Brocade by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. Brocade is named solely as a nominal defendant against whom the plaintiffs seek no monetary recovery (other than the award of attorneys’ fees). The derivative actions pending in the District Court for the Northern District of California were consolidated and the Court created a Lead Counsel structure. The derivative plaintiffs filed a consolidated complaint in the District Court for the Northern District of California on October 7, 2005, and Brocade filed a motion to dismiss that action on October 27, 2005. On January 6, 2006, Brocade’s motion was granted and the consolidated complaint in the District Court for the Northern District of California was dismissed with leave to amend. The parties to this action subsequently reached a preliminary settlement, and on February 14, 2007, the Court entered an Order granting preliminary approval of the settlement. On April 27, 2007 the Court refused to grant final approval of the settlement at that time and set a further hearing on the settlement.

The derivative actions pending in the Superior Court in Santa Clara County were also consolidated. The derivative plaintiffs filed a consolidated complaint on September 19, 2005. Brocade filed a motion to stay that action in deference to the substantially identical consolidated derivative action pending in the District Court for the

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Northern District of California, and on November 15, 2005, the Court stayed the action. In October 2006, the Court partially lifted the stay and granted plaintiffs leave to file an amended complaint. On November 13, 2006, plaintiffs filed an amended complaint, and Brocade filed a demurrer to the action on March 9, 2007 and, on September 4, 2007, a motion to dismiss due to plaintiffs’ lack of standing.

On October 23, 2007, a class action complaint was filed against Brocade and certain of its former officers and current and former directors. This action was filed in the California Superior Court in Santa Clara County on behalf of individuals who owned Brocade stock between February 21, 2001 and May 16, 2005. The complaint generally alleges that Brocade and the individual defendants breached the duty of disclosure by failing to disclose alleged wrongful conduct including conduct complained of in the securities litigation described above and seeks unspecified monetary damages and other relief against the defendants. On November 26, 2007, this action was removed from state court to the United States District Court for the Northern District of California. On November 28, 2007, Brocade filed a motion seeking to have this action deemed “related” to the consolidated federal securities class action described above. On December 3, 2007, Brocade filed a motion to dismiss the action in its entirety on the ground that it is preempted by the Securities Litigation Uniform Standards Act of 1998.

No liabilities have been accrued in Brocade’s Consolidated Financial Statements associated with these matters as the amounts are not both probable and reasonably estimable, other than the $7.0 million estimated settlement payment to the SEC in connection with Brocade’s historical stock option granting processes. Brocade’s settlement with the SEC received final Court approval on August 27, 2007 and the $7.0 million settlement amount was released to the SEC.

Legal fees associated with indemnification obligations, defense, and other related costs

Pursuant to the Company’s charter documents and indemnification agreements, the Company has certain indemnification obligations to its officers, directors, and certain former officers and directors. Pursuant to such obligations, the Company has incurred substantial expenses related to legal fees and expenses advanced to certain former officers of the Company who are subject to pending criminal and/or civil charges by the SEC and other governmental agencies in connection with Brocade’s historical stock option grant practices. The Company has also incurred substantial expenses related to legal fees and expenses advanced to certain current and former officers and directors who are defendants in the civil actions described above. The Company has incurred similar expenses on behalf of current and former employees, officers, and directors who are witnesses in the civil and criminal matters described above. The Company expenses such amounts as incurred.

10.	Derivative Accounting Policies

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

The derivatives are recognized on the consolidated balance sheets at their respective fair values. Unrealized gain positions are recorded as other current assets. Unrealized loss positions are recorded as other liabilities or other non-current liabilities. Changes in fair values of outstanding cash flow hedges that are highly effective as per the definition in SFAS 133 are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the underlying hedged transaction. In most cases amounts recorded in other comprehensive income will be released to earnings at maturity of the related derivative. The recognition of effective hedge results offsets the gains or losses on the underlying exposure. Cash flows from derivative transactions are classified according to the nature of the risk being hedged.

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

When the Company discontinues hedge accounting but it continues to be probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is no longer probable that a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the consolidated balance sheets until maturity, recognizing future changes in the fair value in current-period earnings. Any hedge ineffectiveness is recorded in current-period earnings in other expense (income), net. Effectiveness is assessed based on the comparison of current forward rates to the rates established on the Company’s hedges.

The Company assumed two interest rate swaps as part of the McDATA acquisition to address interest rate market risk exposure of the two debt agreements assumed. On February 15, 2007, the Company paid approximately $1.4 million to settle its interest rate swap agreement associated with the debt purchased from CNT in conjunction with the payment of the underlying debt. On July 24, 2007, the Company paid approximately $7.4 million to settle its interest rate swap agreement associated with the debt purchased from McDATA (see Note 8, “Convertible Subordinated Debt” of the Notes to Consolidated Financial Statements).

Foreign Currency Cash Flow Hedge

As of October 27, 2007, a gain of $1.0 million, net, which represented effective hedges of net investments, was reported as a component of accumulated other comprehensive income within unrealized translation adjustment. Hedge ineffectiveness, which is reported in the Consolidated Statements of Income was not significant.

11.	Stockholders’ Equity

Tender Offer

On June 12, 2006, the Company completed a tender offer that allowed employees to amend or cancel certain options to remedy potential adverse personal tax consequences. As a result, the Company amended certain options granted after August 14, 2003 that were or may have been granted at a discount to increase the option grant price to the fair market value on the date of grant and to give the employee a cash payment for the difference in option grant price between the amended option and the original discounted price. In addition, for certain options granted prior to August 14, 2003 that were or may have been granted at a discount, the Company canceled the options in exchange for a cash payment based on the Black-Scholes estimate of fair value of the option. The Company accounted for these modifications and settlements in accordance with SFAS 123R and as a result recorded incremental

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense of $2.1 million during the three months ended July 29, 2006 and recognized a liability of $3.3 million for the cash payments. The liability was paid in January 2007.

Stockholder Rights Plan

On February 5, 2002, the Company’s Board of Directors adopted a stockholder rights plan. Under the plan, the Company declared and paid a dividend of one right for each share of common stock held by stockholders of record as of the close of business on February 19, 2002. Each right initially entitles stockholders to purchase a fractional share of the Company’s preferred stock at $280 per share. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires or announces a tender or exchange offer that would result in the acquisition of 15 percent or more of the Company’s common stock while the stockholder rights plan remains in place, then, unless the rights are redeemed by the Company for $0.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group for shares of the Company or the third party acquirer having a value of twice the right’s then-current exercise price. The stockholder rights plan may have the effect of deterring or delaying a change in control of Brocade. Effective as of January 23, 2007, this plan was terminated.

Employee Stock Purchase Plan

In March 1999, the Board of Directors approved the adoption of the Company’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) and the Company’s shareholders approved the Purchase Plan in April 1999. The Purchase Plan permits eligible employees to purchase shares of the Company’s common stock through payroll deductions at 85 percent of the fair market value at certain plan-defined dates. The maximum number of shares of the Company’s common stock available for sale under the Purchase Plan is 37.2 million shares, plus an annual increase to be added on the first day of the Company’s fiscal year, equal to the lesser of 20.0 million shares, or 2.5 percent of the outstanding shares of common stock at such date. Accordingly, on October 27, 2007 and October 28, 2006, 6.8 million and 6.8 million additional shares, respectively, were made available for issuance under the Purchase Plan. During the years ended October 27, 2007, October 28, 2006 and October 29, 2005, the Company issued 2.5 million shares, 2.9 million shares and 2.8 million shares, respectively, under the Purchase Plan. At October 27, 2007, 29.7 million shares were available for future issuance under the Purchase Plan.

1999 Director Option Plan

In March 1999, the Board of Directors approved the 1999 Director Option Plan (the “Director Plan”) and the Company’s shareholders approved the Director Plan in April 1999. The Director Plan provides for the grant of common stock to Directors of the Company. At October 27, 2007, the Company had reserved 1.5 million shares of authorized but unissued shares of common stock for future issuance under the Director Plan. Of this amount, 0.9 million shares were outstanding and 0.6 million shares were available for future grants.

1999 Stock Plan

In March 1999, the Board of Directors approved the Company’s 1999 Stock Plan (the “1999 Plan”) and the Company’s shareholders approved the 1999 Plan in April 1999. The 1999 Plan provides for the grant of incentive stock options, nonstatutory stock options and restricted stock to employees and consultants (other than with respect to incentive stock options). Per the terms of the 1999 Plan, the maximum number of shares of the Company’s common stock available for sale under the 1999 Plan is 132.0 million shares, plus an annual increase to be added on the first day of the Company’s fiscal year, equal to the lesser of 40.0 million shares, or 5.0 percent of the outstanding shares of common stock at such date. Accordingly, on October 28, 2007 and October 29, 2006, 43.4 million and 13.5 million additional shares, respectively, were made available for grant under the 1999 Plan. At October 27, 2007, the Company had reserved 73.4 million shares of authorized but unissued shares of common stock for future

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuance under the 1999 Plan. Of this amount, 30.0 million shares were outstanding and 43.4 million shares were available for future grants.

1999 Nonstatutory Stock Option Plan

In September 1999, the Board of Directors approved the Company’s 1999 Nonstatutory Stock Option Plan (the “NSO Plan”). The NSO Plan provides for the grant of nonstatutory stock options to employees and consultants. A total of 51.4 million shares of common stock have been reserved for issuance under the NSO Plan. At October 27, 2007, the Company had reserved approximately 41.3 million shares of authorized but unissued shares of common stock for future issuance under the NSO Plan. Of this amount, 7.1 million shares were outstanding and 34.2 million shares were available for future grants.

McDATA Equity Plans

On January 29, 2007, effective upon the consummation of the merger, Brocade assumed the McDATA equity plans. As of October 27, 2007, options to purchase approximately 7.9 million shares of converted common stock, restricted stock and other equity awards remain outstanding under former McDATA plans.

Long Term Incentive Plan

On July 30, 2007 the Board of Directors approved the Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the grants of Restricted Stock Units to certain Company executives and key employees. For each Restricted Stock Unit that vests, the Grantee will be entitled to receive one share of common stock. The maximum number of Restricted Stock Units that could potentially be granted is 2.5 million as of October 27, 2007. The number of Restricted Stock Units that vest will depend on market, the Company performance and service conditions. The ultimate amount vested is subject to the Board of Directors discretion. The Restricted Stock Units are expected to vest simultaneously with the end of the performance period. The performance period is August 1, 2007 to October 31, 2009.

We calculate the fair value of the restricted stock units under the Incentive Plan as the expected present value of the pre-forfeiture payments to employees at the end of the performance period. We use the Monte Carlo simulation based method to estimate fair value of the instrument. We adjust calculated fair value for estimated forfeitures to derive total compensation expense. We recognize the compensation expense ratably over the performance period. The grant date for the Incentive Plan will be established when the Board of Directors approves the number of shares granted which is expected within one month subsequent to the completion of the performance period. We re-measure compensation expense at the end of each reporting period in accordance with FAS 123R “Share-Based Payment” as the service inception date precedes the grant date for these awards.

Stock Options

The Company, under the various equity plans (the “Plans”) described above, grants stock options for shares of the Company’s common stock to its employees and directors. The Company also grants restricted stock and restricted stock units under the Plans. In accordance with the Plans, incentive stock options may not be granted at less than 100 percent of the estimated fair market value of the common stock, and incentive stock options granted to a person owning more than 10 percent of the combined voting power of all classes of stock of the Company must be issued at 110 percent of the fair market value of the stock on the date of grant. Nonstatutory stock options may be granted at any price. Under the Plans, options or restricted stock typically have a maximum term of seven or ten years. The majority of options granted under the Plans vest over a period of four years. Certain options granted under the Plans vest over shorter or longer periods. At October 27, 2007, an aggregate of 124.2 million shares were authorized for future issuance under the Plans, which includes stock options, shares issued pursuant to the Employee Stock Purchase Plan and restricted stock units and other awards. A total of 78.3 million shares of

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock were available for grant under the Plans as of October 27, 2007. Awards that expire, or are cancelled without delivery of shares, generally become available for issuance under the Plans.

The following table summarizes stock option plan activity under all of the Plans (in thousands except per share amounts):

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	October 27, 2007		October 28, 2006		October 29, 2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	39,954	$6.35	45,179	$6.59	49,524	$7.12
Assumed in McDATA acquisition	15,632	$11.77	—	—	—	—
Granted	8,992	$8.92	7,657	$5.63	11,488	$5.15
Exercised	(15,146)	$5.57	(4,498)	$5.25	(3,836)	$4.98
Cancelled	(6,235)	$12.30	(8,384)	$7.78	(11,997)	$8.02

Outstanding at end of year	43,197	$8.20	39,954	$6.35	45,179	$6.59

Exercisable and vested at end of year	27,236	$8.91	24,160	$6.96	25,963	$7.52

The aggregate intrinsic value of options outstanding at October 27, 2007 was an aggregate of $100 million. The aggregate intrinsic value of options exercisable and vested at October 27, 2007 was $68 million.

The following table summarizes information about stock options outstanding and exercisable at October 27, 2007 (in thousands except number of years and per share amounts):

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Exercise
Range of Exercise Prices	Number	Years	Exercise Price	Number	Price

$ 0.01 - $ 4.43	4,534	4.75	$3.74	2,251	$3.41
$ 4.47 - $ 5.59	4,786	5.09	$5.14	3,327	$5.11
$ 5.60 - $ 5.84	4,758	3.92	$5.71	3,695	$5.70
$ 5.85 - $ 6.19	4,943	5.10	$6.09	2,618	$6.09
$ 6.20 - $ 6.42	2,725	4.65	$6.39	2,036	$6.39
$ 6.48 - $ 6.54	5,914	5.71	$6.54	5,889	$6.54
$ 6.56 - $ 9.01	7,023	6.12	$8.35	1,088	$7.48
$ 9.02 - $ 11.66	4,507	4.50	$9.80	2,344	$10.02
$ 11.84 - $103.09	4,003	2.57	$24.76	3,984	$24.50
$124.48 - $124.48	4	2.84	$124.48	4	$124.48

$ 0.01 - $124.48	43,197	4.86	$8.20	27,236	$8.91

Ending vested and expected to vest	41,160		$8.28

From May 1999 through July 2003, the Company granted 98.8 million options subject to variable accounting as the measurement date of the options grant was not certain. As of October 27, 2007, 1.5 million options with a weighted average exercise price of $17.27 and a weighted average remaining life of 3.4 years remain outstanding and continue to be accounted for under variable accounting.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, for the years ended October 27, 2007, October 28, 2006 and October 29, 2005 were 6.8 million, 4.5 million and 2.1 million, respectively.

Equity Compensation Plan Information

The following table summarizes information, as of October 27, 2007, with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans (in thousands except per share amounts):

	A		B	C
				Number of Securities
				Remaining Available
				for Future Issuance
	Number of Securities			Under Equity
	to be Issued		Weighted Average	Compensation Plans
	Upon Exercise of		Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options		Outstanding Options	Reflected in Column A)

Equity compensation plans approved by shareholders(1)	36,096	(3)	$8.22	44,043	(4)
Equity compensation plans not approved by shareholders(2)	7,101	(5)	$8.31	34,156

Total	43,197		$8.24	78,199

(1)	Consists of the Purchase Plan, the Director Plan, the 1999 Plan, the Rhapsody Plan, the Therion Plan and the McDATA Plans. The Rhapsody Plan, Therion Plan and McDATA were assumed in connection with acquisitions.

(2)	Consists solely of the NSO Plan.

(3)	Excludes purchase rights accruing under the Purchase Plan. As of October 27, 2007, the Purchase Plan had a shareholder-approved reserve of 43.9 million shares, of which 29.7 million shares were available for future issuance.

(4)	Consists of shares available for future issuance under the Purchase Plan, the Director Plan and the 1999 Plan.

(5)	Substantially all shares were granted prior to the fiscal year ended October 25, 2003.

Employee 401(k) Plan

The Company sponsors the Brocade Communications Systems, Inc. 401(k) Plan (the Plan), which qualifies under Section 401(k) of the Internal Revenue Code and is designed to provide retirement benefits for its eligible employees through tax deferred salary deductions.

Through December 31, 2001, employees could contribute from 1 percent to 20 percent of their eligible compensation to the Plan. Effective January 1, 2002, the employee contribution limit was increased to 60 percent of eligible compensation. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of $1,500 per year per person. Effective October 30, 2005, the Company matches employee contributions dollar for dollar up to a maximum of $2,000 per year per person. All matching contributions vest immediately. The Company’s matching contributions to the Plan totaled $5.6 million, $1.6 million and $1.4 million, for the years ended October 27, 2007, October 28, 2006 and October 29, 2005, respectively.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reverse/forward stock split

Effective June 26, 2007, the Company implemented a 1-for-100 reverse stock split (the “Reverse Split”) immediately followed by a 100-for-1 forward stock split of the Company’s common stock (together with the Reverse Split, the “Reverse/Forward Split”) by filing amendments to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. For stockholders that held less than 100 shares of common stock prior to the Reverse Split, shares of common stock that would have been converted into less than one share in the Reverse Split were instead converted into the right to receive a cash payment equal to $8.44 per share, an amount equal to the average of the closing prices per share of common stock on the NASDAQ Global Select Market for the period of ten consecutive trading days ending on (and including) the effective date. For stockholders that held 100 or more shares of common stock in their account prior to the Reverse Split, any fractional shares in such account resulting from the Reverse Split were not cashed out and the total number of shares held by such stockholder did not change as a result of the Reverse/Forward Split. A total of approximately 2.5 million shares of the Company’s common stock were cashed out into an aggregate of approximately $20.8 million as a result of the Reverse/Forward Split.

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

	Fiscal Year Ended
	October 27,	October 28,	October 29,
	2007	2006	2005

Stock Options
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.1 - 5.2%	4.5 - 5.2%	3.7 - 4.1%
Expected volatility	42.4 - 52.8%	47.4 - 52.8%	42.8 - 47.6%
Expected term (in years)	3.8	3.3	2.8

The Company recorded $19.0 million and $15.4 million of compensation expense related to stock options for the fiscal year ended October 27, 2007 and October 28, 2006, in accordance with SFAS 123R. For the fiscal year ended October 29, 2005, a total of $(0.6) million was recorded for compensation expense.

The weighted-average grant date fair value of employee stock options granted during the years ended October 27, 2007, October 28, 2006 and October 29, 2005 were $8.92, $2.17 and $1.85, respectively. The total intrinsic value of stock options exercised for the years ended October 27, 2007, October 28, 2006 and October 29, 2005 was $53.1 million, $6.5 million and $7.3 million, respectively.

As of October 27, 2007, there was $22.2 million of total unrecognized compensation expense related to stock options. The expense is expected to be recognized over a weighted average period of 1.4 years.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

Under Brocade’s Employee Stock Purchase Plan, eligible employees can participate and purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $6.0 million and $4.4 million for the year ended October 27, 2007 and October 28, 2006, respectively, in accordance with SFAS 123R.

The fair value of the option component of the Employee Stock Purchase Plan shares was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	October 27,	October 28,	October 29,
	2007	2006	2005

Employee Stock Purchase Plan
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.2 - 5.2%	4.4 - 5.2%	2.5 - 3.4%
Expected volatility	42.0 - 44.3%	42.6 - 44.3%	45.8 - 50.3%
Expected term (in years)	0.5	0.5	0.5

As of October 27, 2007, there was $0.5 million of unrecognized compensation costs related to employee stock purchases. These costs were expected to be recognized over a period of 0.08 years.

Information Calculated as if Fair Value Method Had Applied to All Awards for year prior to Fiscal 2006

The table below sets out the pro forma amounts of net income and net income per share (in thousands, except per share data) that would have resulted for the year ended October 29, 2005, if Brocade accounted for its employee stock plans under the fair value recognition provisions of SFAS 123:

Year
Ended
October 29,
2005

Net income (loss) — as reported	$43,121
Add(Deduct): Stock-based compensation expense (benefit) included in reported net income, net of tax	(616)
Deduct: Stock-based compensation expense determined under the fair value based method, net of tax	(19,337)
Pro forma net income (loss)	$23,168
Basic net income (loss) per share:
As reported	$0.16
Pro forma	$0.09
Diluted net income (loss) per share:
As reported	$0.16
Pro forma	$0.09
Restricted Stock Awards

For the years ended October 28, 2006 and October 29, 2005, Brocade issued 1.9 million and 0.02 million restricted stock awards, respectively, to certain eligible employees at a purchase price of $0.001 and $0.01 per share, respectively. For the year ended October 27, 2007, no restricted stock awards were issued. These restricted shares

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are not transferable until fully vested and are subject to repurchase for all unvested shares upon termination. The fair value of each award is based on the Company’s closing stock price on the date of grant. In addition, as part of its acquisition of McDATA, the Company became the administrator of retention compensation plans for certain employees. The plans provide the employees restricted stock that vests generally over a two year service period under certain conditions, subject to full acceleration of vesting upon termination without cause and execution of a release in favor of the Company. Compensation expense computed under the fair value method for stock awards issued is being amortized under a graded vesting method over the awards’ vesting period and was $4.1 million, $3.9 million and $0.9 million, respectively, for the years ended October 27, 2007 and October 28, 2006.

The weighted-average fair value of the restricted stock awards granted during the years ended October 27, 2007 and October 28, 2006 was $0.00 and $4.43, respectively. The total fair value of stock awards vested for the years ended October 27, 2007, October 28, 2006 and October 29, 2005 was zero.

At October 27, 2007, unrecognized costs related to restricted stock awards totaled approximately $0.3 million. These costs are expected to be recognized over a weighted average period of 0.2 years. A summary of the nonvested restricted stock awards for the years ended October 27, 2007 and October 28, 2006 and October 29, 2005 is presented as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
	(In thousand)

Nonvested, October 29, 2005	13	$7.05
Granted	1,923	$4.43
Vested	(12)	$7.05
Forfeited	(76)	$4.43

Nonvested, October 28, 2006	1,848	$4.44

Assumed under the McDATA merger	1,058	$3.08
Granted	—	$0.01
Vested	(639)	$0.09
Forfeited	(137)	$1.64

Nonvested, October 27, 2007	2,130	$3.75

Expected to vest, October 27, 2007	1,918	$3.75

Restricted Stock Units

During the year ended October 27, 2007, Brocade issued 2.8 million restricted stock units. No restricted stock units were issued for the years ended October 28, 2006 and October 29, 2005. Typically, vesting of restricted stock units occurs over two to three years and is subject to the employee’s continuing service to Brocade. The compensation expense of $3.9 million related to these awards was determined using the fair market value of Brocade’s common stock on the date of the grant and is recognized under a graded vesting method over the vesting period.

On July 30, 2007, the Committee approved a long-term, performance-based equity incentive plan under the Company’s 1999 Stock Plan for the Company’s executive officers and other selected Company employees. The long-term incentive plan provides for the issuance of performance- based restricted stock units, which represent a contingent right to receive one share of the Company’s common stock. The restricted stock units are subject to the Company’s performance compared to the Nasdaq-100 index over an initial 27-month performance period. The plan participants must also remain a service provider to the Company during the performance period.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the principal terms of the plan, executive officers and other plan participants would be entitled to receive restricted stock units representing up to an aggregate of 2.0% of the amount the Company’s market capitalization growth rate exceeds the growth rate of the Nasdaq-100 Index (the “Total Plan Pool”) for the performance period from August 1, 2007 to October 31, 2009, subject to certain adjustments.

A summary of the changes in restricted stock units outstanding under Brocade’s equity-based compensation plans during the year ended October 27, 2007 is presented as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
	(In thousand)

Nonvested, October 28, 2006	—	—
Granted	2,798	$8.29
Vested	—	—
Forfeited	(79)	$8.05

Nonvested, October 27, 2007	2,719	$8.29

Nonvested expected to vest at October 27, 2007	2,276	$8.29

The aggregate intrinsic value of restricted stock units outstanding at October 27, 2007 was an aggregate of $24.6 million.

As of October 27, 2007, Brocade had $27.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which is expected to be recognized over a weighted average period of 1.8 years. Unrecognized compensation expense includes $12.9 million related to the Incentive Plan described above.

13.	Income Taxes

Income before provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended
	October 27,	October 28,	October 29,
	2007	2006	2005

United States	$59,243	$45,088	$20,398
International	85,673	53,264	34,800

Total	$144,916	$98,352	$55,198

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended
	October 27,	October 28,	October 29,
	2007	2006	2005

Federal:
Current	$126	$18,475	$2,942
Deferred	—	—	—

	126	18,475	2,942

State:
Current	1,561	4,893	2,826
Deferred	—	—	—

	1,561	4,893	2,826

Foreign:
Current	15,834	7,397	6,309
Deferred	(125)	(42)	—

	15,709	7,355	6,309

Charge in lieu of taxes resulting from initial recognition of acquired tax benefits that are allocated to reduce goodwill related to the acquired entity	50,647	—	—

Total	$68,043	$30,723	$12,077

The difference between the United States federal statutory rate and the Company’s income tax provision for financial reporting purposes consisted of the following:

	Fiscal Year Ended
	October 27,	October 28,	October 29,
	2007	2006	2005

Provision for (benefit from) income taxes at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.1	3.5	4.1
Foreign income taxed at other than U.S. rates	(10.2)	(8.9)	(10.7)
In-process research and development	—	—	4.9
Research and development credit	—	(0.4)	(0.3)
Other permanent items	4.5	4.9	2.9
Tax on repatriated foreign earnings under Act, net of credits	—	—	7.2
Change in valuation allowance	16.5	(2.9)	(21.2)

Provision for income taxes	46.9%	31.2%	21.9%

The Company has the intent to indefinitely reinvest any undistributed earnings of foreign subsidiaries that were not repatriated under The American Jobs Creation Act of 2004 (the Act) and therefore has not provided deferred taxes on approximately $174.9 million of undistributed earnings as of October 27, 2007. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company could be subject to additional U.S. income taxes, net of foreign tax credits, and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The components of net deferred tax assets are as follows (in thousands):

	October 27,	October 28,
	2007	2006

Net operating loss carryforwards	$133,428	$1,597
Variable stock option compensation charge	6,423	6,438
Tax credit carryforwards	79,991	57,520
Reserves and accruals	183,131	74,245
Non-U.S. stock option expense	167	42
Capitalized research expenditures	39,112	19,090
Net unrealized losses on investments	334	—
Other	—	212

Total deferred tax assets	442,586	159,144
Less: Valuation allowance	(331,605)	(159,102)

Net deferred tax assets	110,981	42
Acquired intangibles	(110,814)	—

Total deferred tax liabilities	(110,814)	—
Net deferred tax assets (liabilities)	$167	$42

During the fiscal year ended October 27, 2007, the Company had an increase in valuation allowance of $173.0 million. The increase in valuation was largely due to the increase in deferred tax assets resulting from the acquisition of McDATA. The valuation allowance also includes approximately $269.0 million in deferred tax assets acquired in the McDATA acquisition for which the related benefit will be credited directly to goodwill when and if realized. The current year tax provision includes $50.6 million in additional expense related to tax benefits that were credited directly to goodwill. In accordance with footnote 82 of SFAS 123R, the Company reports its deferred tax assets and valuation allowance net of tax deductions related to excess stock option compensation expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including the Company’s past earnings and the scheduling of deferred tax liabilities and projected income from operating activities. Management does not believe it is more likely than not that the Company’s deferred tax assets are realizable. The amount of the deferred tax asset considered realizable, however, could be increased in the future if the Company exhibits sufficient positive evidence in future periods that demonstrate the continuation of its trend in projected earnings is achievable. The tax benefit of these credits and loss carryforwards attributable to non- variable stock options will be accounted for as a credit to shareholders’ equity rather than a reduction of income tax expense.

As of October 27, 2007, the Company had federal net operating loss carryforwards of $708.0 million and state net operating loss carryforwards of $142.0 million. Additionally, the Company has $60.0 million of federal tax credits and $63.7 million of state tax credits. The federal net operating loss and other tax credit carryforwards expire on various dates between 2016 through 2026; the state net operating loss carryforwards expire on various dates between 2008 through 2026. Under the current tax law, net operating loss and credit carryforwards available to

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offset future income in any given year may be limited by statute or upon the occurrence of certain events, including significant changes in ownership interests.

As a result of the McDATA acquisition, McDATA underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code (IRC Sec. 382) on January 29, 2007. In general, IRC Section 382 places annual limitations on the use of certain tax attributes such as net operating losses and tax credit carryovers in existence at the ownership change date. As of October 27, 2007, approximately $329 million and $97.2 million of U.S. federal and state net operating losses, respectively, and $33 million of tax credit carryovers acquired from McDATA are generally subject to an annual limitation of approximately $35.1 million. Certain amounts may be accelerated into the first five years following the acquisition pursuant to IRC Section 382 and published notices.

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

Prior to the merger with McDATA during the second quarter of the current fiscal year, the Company had one reporting segment relating to the design, development, manufacture and sale of data access and storage networking solutions that provide highly-available, scalable and centrally-managed storage area networks . The Company’s CODM has allocated resources and assessed the performance of the Company based on consolidated revenue and overall profitability. Because of the completion of the integration of McDATA’s service business, the Company is operating in two distinct reporting segments, one for products and the other for services. The products segment consists of hardware and software products. The services segment consists of break/fix maintenance, extended warranty, installation, consulting, network management, related software maintenance and support revenue, and telecommunications services. As of October 27, 2007, the Company was in the process of developing a methodology to allocate goodwill to the product and service segments.

Financial decisions and the allocation of resources are based on the information from the Company’s management reporting system. At this point in time, the Company does not track all of its assets by operating segments. Consequently, it is not practical to show assets by operating segments.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information by operating segment for the years ended October 27, 2007, October 28, 2006 and October 29, 2005, based on the internal management system is as follows (in thousands):

	Fiscal Year Ended
	October 27,	October 28,	October 29,
	2007	2006	2005

Revenues
Product	$1,076,529	$692,940	$536,834
Service	160,334	57,652	37,286

Total revenues	1,236,863	750,592	574,120

Cost of revenues
Product	470,977	269,430	228,488
Service	104,474	35,754	22,673

Total cost of revenues	575,451	305,184	251,161
Gross margin
Product	605,552	423,510	308,346
Service	55,860	21,898	14,613

Total gross margin	$661,412	$445,408	$322,959

Geographic information for the years ended October 27, 2007, October 28, 2006 and October 29, 2005 is presented below (in thousands).

	Fiscal Year Ended
	October 27,	October 28,	October 29,
	2007	2006	2005

Net Revenues:
North America (principally the United States)	$753,398	$478,138	$373,710
Europe, the Middle East and Africa	363,211	201,996	139,741
Asia Pacific	120,254	70,458	60,669

Total	$1,236,863	$750,592	$574,120

The majority of the Company’s assets as of October 27, 2007, October 28, 2006 and October 29, 2005 were attributable to its United States operations.

15.	Interest and Other Income, net

Interest and other income, net consisted of the following (in thousands):

	Fiscal Year Ended
	October 27,	October 28,	October 29,
	2007	2006	2005

Interest income	$36,989	$29,233	$22,270
Other income (expense), net	1,512	(135)	386

Total	$38,501	$29,098	$22,656

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Gain (Loss) on Investments, net

Net gain on investment of $13.2 million for the year ended October 27, 2007, primarily consisted of the disposition of marketable strategic investments at amounts above the carrying value. Net gain on investment of $2.7 million for the year ended October 28, 2006, consisted of the disposition of portfolio investments primarily associated with non-marketable private strategic investments. Net loss on investments of $5.1 million for the year ended October 29, 2005 consisted of $5.2 million in losses on the disposition of portfolio investments primarily associated with the defeasance of the indenture agreement relating to the Company’s 2% Convertible Notes, offset by $0.1 million gains on the disposition of non-marketable private strategic investments. The carrying value of the Company’s equity investments in non-publicly traded companies at October 27, 2007, October 28, 2006 and October 29, 2005 was $5.0 million, $0.8 million and $3.8 million, respectively.

17.	Net Income per Share

The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share amounts):

	Fiscal Year Ended
	October 27,	October 28,	October 29,
	2007	2006	2005

Basic net income per share
Net income	$76,872	$67,629	$43,121
Weighted-average shares of common stock outstanding	365,206	271,498	268,256
Less: Weighted-average shares of common stock subject to repurchase	(3,136)	(1,896)	(80)

Weighted-average shares used in computing basic net income per share	362,070	269,602	268,176
Basic net income per share	$0.21	$0.25	$0.16

Diluted net income per share
Net income	$76,872	$67,629	$43,121
Interest on convertible subordinated debt, net of income tax effect	908	—	—

Net income, as adjusted	77,780	67,629	43,121
Weighted-average shares used in computing basic net income per share	362,070	269,602	268,176
Dilutive potential common shares	15,488	4,540	2,084

Weighted-average shares used in computing diluted net income per share	377,558	274,142	270,260

Diluted net income per share	$0.21	$0.25	$0.16

For the years ended October 27, 2007, October 28, 2006 and October 29, 2005, potential common shares in the form of stock options to purchase 11.2 million, 26.6 million and 30.6 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share. In addition, for the years ended October 27, 2007, potential common shares resulting from the potential conversion of the Company’s convertible subordinated debt of 12.1 million weighted average common shares were dilutive, and, therefore, included in the computation of diluted earnings per share but for the years ended October 28, 2006 and October 29, 2005, potential common shares resulting from the potential conversion of the Company’s convertible subordinated debt of 5.2 million and 6.8 million weighted average common shares were antidilutive,

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, and, therefore, not included in the computation of diluted earnings per share. No dilutive effect has been included for the share options sold in relation to the convertible subordinated debt for the year ended October 27, 2007, because of their anti-dilutive impact.

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

Limitations on the Effectiveness of Disclosure Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Changes in Internal Control over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during the quarter ended October 27, 2007 as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a Company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Our management assessed the effectiveness of its internal control over financial reporting as of October 27, 2007. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” Based on our assessment we believe that, as of October 27, 2007, our internal control over financial reporting is effective based on those criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Brocade Communications Systems, Inc.:

We have audited Brocade Communications Systems, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of October 27, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 27, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brocade Communication Systems, Inc. as of October 27, 2007 and October 28, 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 27, 2007, and our report dated December 20, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Mountain View, California
December 20, 2007

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2008 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to the Company’s directors is incorporated by reference to the information in the section entitled “Election of Directors” in the Proxy Statement. The information required by this Item with respect to the Company’s executive officers is incorporated by reference from the Proxy Statement under the heading “Executive Officers.” The information required by this Item with respect to disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information regarding our corporate governance is incorporated by reference to the section entitled “Corporate Governance” in the Proxy Statement.

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

The information required by this Item is incorporated by reference from the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Board of Directors Meetings and Committees” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

(a) The following documents are filed as part of this Form 10-K

(1) Financial Statements:

Reference is made to the Index to Consolidated Financial Statements of Brocade Communications Systems, Inc. under Item 8 in Part II of this Form 10-K.

(2) Financial Statement Schedules:

The following financial statement schedule of Brocade Communications Systems, Inc. for the years ended October 27, 2007, October 28, 2006 and October 29, 2005, is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Brocade Communications Systems, Inc.

Schedule II — Valuation and Qualifying Accounts	Page 107

(3) Exhibits:

Exhibit Index

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Reorganization by and among Brocade, McDATA Corporation and certain other parties dated August 7, 2006 (incorporated by reference to Exhibit 2.1 from Brocade’s Form 8-K filed on August 8, 2006)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)
3.2	Amended and Restated Bylaws of the Registrant amended as of April 19, 2007 (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on April 25, 2007)
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)
3.4	Certificate of Elimination of Series A Participating Preferred Stock of Brocade (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 16, 2007)
4.1	Form of Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
4.2	First Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, Brocade, and Wells Fargo Bank, National Association, as successor in interest to Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)
4.3	Second Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, McDATA Services Corporation, a Minnesota corporation f/k/a Computer Network Technology Corporation, Brocade, and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)
4.4	Indenture dated February 7, 2003 by and among McDATA Corporation and Wells Fargo Bank Minnesota National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)
4.5	Indenture dated February 20, 2002 by and among Computer Network Technology Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)
10.1	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

Exhibit
Number		Description of Document

10.2		Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999 (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended)
10.3		First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000 (incorporated by reference to Exhibit 10.22 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.4		Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000 (incorporated by reference to Exhibit 10.23 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.5		Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000 (incorporated by reference to Exhibit 10.27 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10	.6#	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000 (EMC Purchase Agreement) (incorporated by reference to Exhibit 10.29 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10	.7#	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000 (incorporated by reference to Exhibit 10.23 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.8		Extension Agreement between EMC Corporation and Brocade dated November 13, 2002 (incorporated by reference to Exhibit 10.24 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2003)
10	.9#	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999 (incorporated by reference to Exhibit 10.24 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.10		Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.11#	Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.26 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.12#	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.27 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.13#	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.28 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.14#	Statement of Work #2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.29 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.15		Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000 (incorporated by reference to Exhibit 10.1 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001)
10	.16#	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10	.17#	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10	.18#	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.37 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.19#	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.36 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)

Exhibit
Number		Description of Document

10	.20#	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10.21		Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10	.22#	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement) (incorporated by reference to Exhibit 10.38 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.23#	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (incorporated by reference to Exhibit 10.39 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10.24		Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002 (incorporated by reference to Exhibit 10.40 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.25#	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement) (incorporated by reference to Exhibit 10.41 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.26#	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001 (incorporated by reference to Exhibit 10.42 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.27#	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001 (incorporated by reference to Exhibit 10.43 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.28#	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002 (incorporated by reference to Exhibit 10.44 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.29#	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002 (incorporated by reference to Exhibit 10.45 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.30#	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002. (incorporated by reference to Exhibit 10.48 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
10	.31#	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPI Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.49 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10.32		Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (incorporated by reference to Exhibit 10.50 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.33#	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003 (incorporated by reference to Exhibit 10.51 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.34#	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.52 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10.35		Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.53 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.36#	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.54 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)

Exhibit
Number		Description of Document

10	.37#	Amendment No. 2 to EMC Purchase Agreement between Brocade and EMC dated February 18, 2003. (incorporated by reference to Exhibit 10.55 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.38#	Amendment No. 3 to EMC Purchase Agreement between Brocade and EMC dated July 30, 2003 (incorporated by reference to Exhibit 10.56 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 25, 2003)
10	.39#	Amendment #10 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.55 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.40#	Amendment #11 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.56 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.41#	Amendment #14 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.59 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.42#	Statement of Work #3 between International Business Machines Corporation and Brocade dated December 15, 2003 (incorporated by reference to Exhibit 10.60 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.43#	Amendment No. 4 to EMC Purchase Agreement between Brocade and EMC dated October 29, 2003 (incorporated by reference to Exhibit 10.61 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.44		Third Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 30, 2000 (incorporated by reference to Exhibit 10.62 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.45		Fourth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.63 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.46		Fifth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.64 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.47		Sixth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.65 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.48		Real Estate Sale and Lease Termination Agreement between EOP-Skyport I, LLC and Brocade effective November 18, 2003 (incorporated by reference to Exhibit 10.66 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.49		Grant Deed from EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003 (incorporated by reference to Exhibit 10.67 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.50		Fourth Amendment to the Skyport Plaza Declaration of Common Easements, Covenants, Conditions and Restrictions dated October 18, 2003 (incorporated by reference to Exhibit 10.68 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.51		Guaranty of Brocade Communications Systems, Inc. to EOP Skyport I, L.L.C dated November 18, 2003 (incorporated by reference to Exhibit 10.69 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.52		Right of First Offer Agreement between EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003 (incorporated by reference to Exhibit 10.70 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.53#	Amendment #15 dated March 26, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.71 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004)
10	.54#	Amendment No. 6 dated April 27, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.72 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004)

Exhibit
Number		Description of Document

10	.55#	Amendment No. 5 dated May 4, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.73 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004)
10	.56#	Amendment #1 dated May 12, 2004 to Statement of Work #3 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.76 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004)
10	.57#	Amendment #18 dated October 5, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.77 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.58#	Amendment No. 7 dated July 28, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.78 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.59#	Amendment No. 8 dated November 1, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.79 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.60#	Amendment #1 dated November 2, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.80 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.61#	Amendment #2 dated October 27, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.81 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.62*	Employment Letter for Michael Klayko (incorporated by reference to Exhibit 10.85 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.63*	Employment Letter for Don Jaworski (incorporated by reference to Exhibit 10.86 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.64#	Amendment #19 dated January 28, 2005 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.88 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 29, 2005)
10	.65#	Amendment #3 dated November 22, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.89 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 29, 2005)
10	.66#	Amendment #10 dated March 20, 2005 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 30, 2005)
10	.67#	Amendment #11 dated March 25, 2005 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 30, 2005)
10	.68*	Senior Leadership Plan as amended and restated as of November 16, 2007 (incorporated by reference to Exhibit 10.1 from Brocade’s current report on Form 8-K as filed on November 21, 2007)
10	.69#	Amendment #21 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated June 28, 2005 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.70#	Amendment #13 dated July 12, 2005 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.71*	Amended and Restated 1999 Stock Plan as amended and restated on November 17, 2006 and related forms of agreements (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)
10	.72*	Amended and Restated Employee Stock Purchase Plan and related forms of agreements (incorporated by reference to Exhibit 10.7 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.73*	Amended and Restated 1999 Nonstatutory Stock Option Plan and related forms of agreements (incorporated by reference to Exhibit 10.8 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)

Exhibit
Number		Description of Document

10	.74*	Employment Letter for Ian Whiting dated May 1, 2005 (incorporated by reference to Exhibit 10.92 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)
10	.75#	Amendment #22 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.93 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)
10	.76#	Amendment #6 to Statement of Work No. 3 between International Business Machines Corporation and Brocade dated September 13, 2005 (incorporated by reference to Exhibit 10.94 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)
10	.77#	Statement of Work No. 4 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.95 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)
10	.78#	Amendment #14 dated October 24, 2005 to EMC Purchase Agreement between Brocade and EMC dated January 25, 2000 (incorporated by reference to Exhibit 10.96 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)
10.79		Tolling Agreement dated as of January 1, 2006 between Gregory L. Reyes and Brocade, David House, William Krause, Nicholas Moore, William O’Brien, Christopher Paisley, Larry Sonsini, Seth Neiman, Neal Dempsey and Sanjay Vaswani (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 28, 2006)
10	.80**	Notice of partial termination of Tolling Agreement, dated September 11, 2006
10	.81#	Amendment #23 dated December 15, 2005 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 28, 2006)
10.82		Amendment #24 dated December 15, 2005 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 28, 2006)
10	.83†	Amendment #4 dated January 20, 2006 to the OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)
10	.84†	Amendment No. 12 to the OEM Purchase Agreement dated January 25, 2000 (effective as of January 31, 2006) by and among Brocade, Brocade Communications Switzerland SarL, and EMC Corporation (incorporated by references to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)
10	.85†	Amendment #25 effective April 14, 2006 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)
10	.86†	Amendment #4 dated March 30, 2006 to the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)
10	.87†	Amendment #1 to Statement of Work No. 4 between International Business Machines Corporation and Brocade effective May 31, 2006 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 29, 2006)
10	.88†	Amendment #7 to Statement of Work No. 3 between International Business Machines Corporation and Brocade dated July 19, 2006 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 29, 2006)
10	.89#	Amendment #26 dated September 19, 2006 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.103 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)
10	.90#	Amendment #27 dated October 3, 2006 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.104 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)

Exhibit
Number		Description of Document

10	.91#	Amendment #6 effective as of August 4, 2006 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.105 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)
10	.92#	Amendment #7 dated August 4, 2006 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.106 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)
10	.93†	Amendment #28 dated January 2, 2007 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 27, 2007)
10.94		Guaranty by Brocade dated January 29, 2007 related to the Indenture dated February 7, 2003 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 28, 2007)
10.95		Guaranty by Brocade dated January 29, 2007 related to the Indenture dated February 20, 2002 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 28, 2007)
10	.96†	Statement of Work #5 dated April 2, 2007 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 28, 2007)
10	.97†	Amendment #29 dated March 19, 2007 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.6 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 28, 2007)
10	.98†	Amendment #19 dated April 26, 2007 to Purchase Agreement between EMC and Brocade (incorporated by reference to Exhibit 10.7 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 28, 2007)
10	.99*	Amended and Restated Change of Control Retention Agreement between Brocade and Michael Klayko effective May 11, 2007 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)
10	.100*	Form of Amended and Restated Change of Control Retention Agreement effective May 11, 2007 between Brocade and each of Richard Deranleau, T.J. Grewal, Don Jaworski, Luc Moyen, Tyler Wall and Ian Whiting (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)
10	.101†	Statement of Work #6 dated May 6, 2007 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)
10	.102†/**	Amendment #5, dated April 20, 2007 to OEM Purchase Agreement between Hewlett Packard Company and Brocade
10	.103†/**	Amendment #8, dated September 6, 2007 to OEM Purchase Agreement between Hewlett Packard Company and Brocade
10	.104†/**	Statement of Work #7, dated October 1, 2007 to Goods Agreement between International Business Machines and Brocade
12	.1**	Statement of Computation of Ratio of Earnings to Fixed Charges
21	.1**	Subsidiaries of Registrant
23	.1**	Consent of Independent Registered Public Accounting Firm
24	.1**	Power of attorney (see signature page)
31	.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31	.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32	.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

**	Filed herewith.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended October 27, 2007, October 28, 2006 and October 29, 2005

	Balance at	Additions		Balance at
	Beginning of	Charged to		End of
Description	Period	Revenues	Deductions*	Period
	(In thousands)

Allowance for doubtful accounts:
2007	$694	$2,656	$(920)	$2,430
2006	$467	$427	$(200)	$694
2005	$409	$200	$(142)	$467
Sales allowances:
2007	$4,148	$2,745	$(2,818)	$4,075
2006	$4,475	$3,099	$(3,426)	$4,148
2005	$3,452	$2,755	$(1,732)	$4,475

*	Deductions related to the allowance for doubtful accounts and sales allowances represent amounts written off against the allowance less recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brocade Communications Systems, Inc.

By:
/s/  Michael Klayko
Michael Klayko
Chief Executive Officer

December 17, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael Klayko Michael Klayko	Chief Executive Officer (Principal Executive Officer and Director)	December 17, 2007

/s/ Richard Deranleau Richard Deranleau	Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)	December 20, 2007

/s/ David L. House David L. House	Chairman of the Board of Directors	December 17, 2007

/s/ L. William Krause L. William Krause	Director	December 14, 2007

/s/ Glenn Jones Glenn Jones	Director	December 17, 2007

/s/ Michael J. Rose Michael J. Rose	Director	December 16, 2007

/s/ Sanjay Vaswani Sanjay Vaswani	Director	December 18, 2007

Signature	Title	Date

/s/ Robert Walker Robert Walker	Director	December 18, 2007

/s/ Renato DiPentima Renato DiPentima	Director	December 17, 2007

/s/ John Gerdelman John Gerdelman	Director	December 16, 2007

Exhibit Index

Exhibit
Number		Description of Document

2.1		Agreement and Plan of Reorganization by and among Brocade, McDATA Corporation and certain other parties dated August 7, 2006 (incorporated by reference to Exhibit 2.1 from Brocade’s Form 8-K filed on August 8, 2006)
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)
3.2		Amended and Restated Bylaws of the Registrant amended as of April 19, 2007 (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on April 25, 2007)
3.3		Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)
3.4		Certificate of Elimination of Series A Participating Preferred Stock of Brocade (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 16, 2007)
4.1		Form of Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
4.2		First Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, Brocade, and Wells Fargo Bank, National Association, as successor in interest to Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)
4.3		Second Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, McDATA Services Corporation, a Minnesota corporation f/k/a Computer Network Technology Corporation, Brocade, and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)
4.4		Indenture dated February 7, 2003 by and among McDATA Corporation and Wells Fargo Bank Minnesota National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)
4.5		Indenture dated February 20, 2002 by and among Computer Network Technology Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)
10.1		Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
10.2		Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999 (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended)
10.3		First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000 (incorporated by reference to Exhibit 10.22 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.4		Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000 (incorporated by reference to Exhibit 10.23 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.5		Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000 (incorporated by reference to Exhibit 10.27 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10	.6#	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000 (EMC Purchase Agreement) (incorporated by reference to Exhibit 10.29 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10	.7#	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000 (incorporated by reference to Exhibit 10.23 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.8		Extension Agreement between EMC Corporation and Brocade dated November 13, 2002 (incorporated by reference to Exhibit 10.24 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2003)

Exhibit
Number		Description of Document

10	.9#	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999 (incorporated by reference to Exhibit 10.24 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.10		Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.11#	Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.26 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.12#	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.27 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.13#	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.28 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.14#	Statement of Work #2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.29 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.15		Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000 (incorporated by reference to Exhibit 10.1 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001)
10	.16#	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10	.17#	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10	.18#	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.37 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.19#	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.36 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
10	.20#	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10.21		Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10	.22#	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement) (incorporated by reference to Exhibit 10.38 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.23#	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (incorporated by reference to Exhibit 10.39 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10.24		Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002 (incorporated by reference to Exhibit 10.40 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.25#	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement) (incorporated by reference to Exhibit 10.41 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.26#	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001 (incorporated by reference to Exhibit 10.42 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)

Exhibit
Number		Description of Document

10	.27#	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001 (incorporated by reference to Exhibit 10.43 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.28#	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002 (incorporated by reference to Exhibit 10.44 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.29#	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002 (incorporated by reference to Exhibit 10.45 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.30#	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002. (incorporated by reference to Exhibit 10.48 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
10	.31#	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPI Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.49 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10.32		Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (incorporated by reference to Exhibit 10.50 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.33#	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003 (incorporated by reference to Exhibit 10.51 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.34#	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.52 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10.35		Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.53 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.36#	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.54 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.37#	Amendment No. 2 to EMC Purchase Agreement between Brocade and EMC dated February 18, 2003. (incorporated by reference to Exhibit 10.55 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.38#	Amendment No. 3 to EMC Purchase Agreement between Brocade and EMC dated July 30, 2003 (incorporated by reference to Exhibit 10.56 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 25, 2003)
10	.39#	Amendment #10 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.55 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.40#	Amendment #11 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.56 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.41#	Amendment #14 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.59 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.42#	Statement of Work #3 between International Business Machines Corporation and Brocade dated December 15, 2003 (incorporated by reference to Exhibit 10.60 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.43#	Amendment No. 4 to EMC Purchase Agreement between Brocade and EMC dated October 29, 2003 (incorporated by reference to Exhibit 10.61 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)

Exhibit
Number		Description of Document

10.44		Third Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 30, 2000 (incorporated by reference to Exhibit 10.62 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.45		Fourth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.63 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.46		Fifth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.64 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.47		Sixth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.65 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.48		Real Estate Sale and Lease Termination Agreement between EOP-Skyport I, LLC and Brocade effective November 18, 2003 (incorporated by reference to Exhibit 10.66 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.49		Grant Deed from EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003 (incorporated by reference to Exhibit 10.67 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.50		Fourth Amendment to the Skyport Plaza Declaration of Common Easements, Covenants, Conditions and Restrictions dated October 18, 2003 (incorporated by reference to Exhibit 10.68 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.51		Guaranty of Brocade Communications Systems, Inc. to EOP Skyport I, L.L.C dated November 18, 2003 (incorporated by reference to Exhibit 10.69 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.52		Right of First Offer Agreement between EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003 (incorporated by reference to Exhibit 10.70 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.53#	Amendment #15 dated March 26, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.71 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004)
10	.54#	Amendment No. 6 dated April 27, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.72 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004)
10	.55#	Amendment No. 5 dated May 4, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.73 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004)
10	.56#	Amendment #1 dated May 12, 2004 to Statement of Work #3 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.76 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004)
10	.57#	Amendment #18 dated October 5, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.77 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.58#	Amendment No. 7 dated July 28, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.78 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.59#	Amendment No. 8 dated November 1, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.79 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.60#	Amendment #1 dated November 2, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.80 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.61#	Amendment #2 dated October 27, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.81 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)

Exhibit
Number		Description of Document

10	.62*	Employment Letter for Michael Klayko (incorporated by reference to Exhibit 10.85 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.63*	Employment Letter for Don Jaworski (incorporated by reference to Exhibit 10.86 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.64#	Amendment #19 dated January 28, 2005 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.88 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 29, 2005)
10	.65#	Amendment #3 dated November 22, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.89 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 29, 2005)
10	.66#	Amendment #10 dated March 20, 2005 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 30, 2005)
10	.67#	Amendment #11 dated March 25, 2005 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 30, 2005)
10	.68*	Senior Leadership Plan as amended and restated as of November 16, 2007 (incorporated by reference to Exhibit 10.1 from Brocade’s current report on Form 8-K as filed on November 21, 2007)
10	.69#	Amendment #21 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated June 28, 2005 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.70#	Amendment #13 dated July 12, 2005 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.71*	Amended and Restated 1999 Stock Plan as amended and restated on November 17, 2006 and related forms of agreements (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)
10	.72*	Amended and Restated Employee Stock Purchase Plan and related forms of agreements (incorporated by reference to Exhibit 10.7 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.73*	Amended and Restated 1999 Nonstatutory Stock Option Plan and related forms of agreements (incorporated by reference to Exhibit 10.8 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.74*	Employment Letter for Ian Whiting dated May 1, 2005 (incorporated by reference to Exhibit 10.92 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)
10	.75#	Amendment #22 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.93 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)
10	.76#	Amendment #6 to Statement of Work No. 3 between International Business Machines Corporation and Brocade dated September 13, 2005 (incorporated by reference to Exhibit 10.94 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)
10	.77#	Statement of Work No. 4 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.95 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)
10	.78#	Amendment #14 dated October 24, 2005 to EMC Purchase Agreement between Brocade and EMC dated January 25, 2000 (incorporated by reference to Exhibit 10.96 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)
10.79		Tolling Agreement dated as of January 1, 2006 between Gregory L. Reyes and Brocade, David House, William Krause, Nicholas Moore, William O’Brien, Christopher Paisley, Larry Sonsini, Seth Neiman, Neal Dempsey and Sanjay Vaswani (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 28, 2006)

Exhibit
Number		Description of Document

10	.80**	Notice of partial termination of Tolling Agreement, dated September 11, 2006
10	.81#	Amendment #23 dated December 15, 2005 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 28, 2006)
10.82		Amendment #24 dated December 15, 2005 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 28, 2006)
10	.83†	Amendment #4 dated January 20, 2006 to the OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)
10	.84†	Amendment No. 12 to the OEM Purchase Agreement dated January 25, 2000 (effective as of January 31, 2006) by and among Brocade, Brocade Communications Switzerland SarL, and EMC Corporation (incorporated by references to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)
10	.85†	Amendment #25 effective April 14, 2006 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)
10	.86†	Amendment #4 dated March 30, 2006 to the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)
10	.87†	Amendment #1 to Statement of Work No. 4 between International Business Machines Corporation and Brocade effective May 31, 2006 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 29, 2006)
10	.88†	Amendment #7 to Statement of Work No. 3 between International Business Machines Corporation and Brocade dated July 19, 2006 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 29, 2006)
10	.89#	Amendment #26 dated September 19, 2006 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.103 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)
10	.90#	Amendment #27 dated October 3, 2006 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.104 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)
10	.91#	Amendment #6 effective as of August 4, 2006 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.105 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)
10	.92#	Amendment #7 dated August 4, 2006 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.106 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)
10	.93†	Amendment #28 dated January 2, 2007 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 27, 2007)
10.94		Guaranty by Brocade dated January 29, 2007 related to the Indenture dated February 7, 2003 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 28, 2007)
10.95		Guaranty by Brocade dated January 29, 2007 related to the Indenture dated February 20, 2002 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 28, 2007)
10	.96†	Statement of Work #5 dated April 2, 2007 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 28, 2007)

Exhibit
Number		Description of Document

10	.97†	Amendment #29 dated March 19, 2007 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.6 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 28, 2007)
10	.98†	Amendment #19 dated April 26, 2007 to Purchase Agreement between EMC and Brocade (incorporated by reference to Exhibit 10.7 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 28, 2007)
10	.99*	Amended and Restated Change of Control Retention Agreement between Brocade and Michael Klayko effective May 11, 2007 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)
10	.100*	Form of Amended and Restated Change of Control Retention Agreement effective May 11, 2007 between Brocade and each of Richard Deranleau, T.J. Grewal, Don Jaworski, Luc Moyen, Tyler Wall and Ian Whiting (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)
10	.101†	Statement of Work #6 dated May 6, 2007 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)
10	.102†/**	Amendment #5, dated April 20, 2007 to OEM Purchase Agreement between Hewlett Packard Company and Brocade
10	.103†/**	Amendment #8, dated September 6, 2007 to OEM Purchase Agreement between Hewlett Packard Company and Brocade
10	.104†/**	Statement of Work #7, dated October 1, 2007 to Goods Agreement between International Business Machines and Brocade
12	.1**	Statement of Computation of Ratio of Earnings to Fixed Charges
21	.1**	Subsidiaries of Registrant
23	.1**	Consent of Independent Registered Public Accounting Firm
24	.1**	Power of attorney (see signature page)
31	.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31	.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32	.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

**	Filed herewith.

#	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.