Form 10-Q
period 2008-01-26
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2008-02-29
CIK 1009626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended January 26, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock on February 22, 2008 was 376,086,119 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED JANUARY 26, 2008

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	January 26,	January 27,
	2008	2007
Net revenues
Product	$297,946	$207,216
Service	49,903	16,940

Total net revenues	347,849	224,156
Cost of revenues
Product	117,777	72,311
Service	33,495	10,479

Total cost of revenues	151,272	82,790

Gross margin
Product	180,169	134,905
Service	16,408	6,461

Gross margin	196,577	141,366
Operating expenses:
Research and development	58,206	42,391
Sales and marketing	63,174	38,587
General and administrative	12,366	7,404
Legal fees associated with indemnification obligations, SEC investigation and other related costs	9,659	5,228
Acquisition and integration costs	—	7,433
Amortization of intangible assets	7,909	910

Total operating expenses	151,314	101,953

Income from operations	45,263	39,413
Interest and other income, net	11,485	7,456
Interest expense	(1,521)	(4)
Loss on investments, net	(2,225)	—

Income before provision for income taxes	53,002	46,865
Income tax provision	33,157	13,547

Net income	$19,845	$33,318

Net income per share — basic	$0.05	$0.12

Net income per share — diluted	$0.05	$0.12

Shares used in per share calculation — basic	383,194	272,855

Shares used in per share calculation — diluted	403,279	285,137

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	January 26,	October 27,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$386,590	$315,755
Short-term investments	267,687	325,846

Total cash, cash equivalents and short-term investments	654,277	641,601
Marketable equity securities	3,785	14,205
Accounts receivable, net of allowances of $6,339 and $6,505 at January 26, 2008 and October 27, 2007, respectively	152,364	175,755
Inventories	15,355	18,017
Prepaid expenses and other current assets	63,892	62,622

Total current assets	889,673	912,200
Long-term investments	124,894	137,524
Property and equipment, net	208,807	204,052
Goodwill	364,650	384,376
Intangible assets, net	253,414	272,652
Other assets	17,357	19,296

Total assets	$1,858,795	$1,930,100

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$78,527	$108,810
Accrued employee compensation	55,881	76,017
Deferred revenue	97,931	94,533
Current liabilities associated with lease losses	11,834	12,807
Other accrued liabilities	85,043	117,534

Total current liabilities	329,216	409,701
Convertible subordinated debt	168,038	167,498
Non-current liabilities associated with lease losses	24,239	25,742
Non-current liabilities – deferred taxes	22,476	22,781
Non-current deferred revenue	38,652	36,344
Other non-current liabilities	42,875	1,376

Total liabilities	625,496	663,442

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 377,723 and 387,406 shares at January 26, 2008 and October 27, 2007, respectively	378	387
Additional paid-in capital	1,409,663	1,462,782
Accumulated other comprehensive loss	(4,335)	(1,180)
Accumulated deficit	(172,407)	(195,331)

Total stockholders’ equity	1,233,299	1,266,658

Total liabilities and stockholders’ equity	$1,858,795	$1,930,100

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	January 26,	January 27,
	2008	2007
Cash flows from operating activities:
Net income	$19,845	$33,318
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefit from employee stock plans	(3,925)	(6,314)
Depreciation and amortization	30,888	8,513
Loss on disposal of property and equipment	629	148
Net losses on investments and marketable equity securities	1,667	—
Provision for doubtful accounts receivable and sales allowances	1,688	127
Non-cash compensation expense	8,472	6,725
Changes in assets and liabilities:
Accounts receivable	21,702	3,862
Inventories	2,662	(958)
Prepaid expenses and other assets	3,311	(5,091)
Accounts payable	(30,282)	(3,171)
Accrued employee compensation	(16,116)	(14,757)
Deferred revenue	5,706	8,325
Other accrued liabilities	35,430	4,050
Liabilities associated with lease losses	(2,476)	(1,446)

Net cash provided by operating activities	79,201	33,331

Cash flows from investing activities:
Purchases of short-term investments	(74,919)	(117,700)
Purchases of long-term investments	(29,456)	(52,176)
Proceeds from maturities and sale of short-term investments	177,301	92,603
Proceeds from maturities and sale of long-term investments	152	3,697
Proceeds from sale of marketable equity securities and equity investments	5,803	—
Purchases of property and equipment	(17,178)	(13,362)
Cash paid in connection with acquisitions, net of cash acquired	—	(7,706)

Net cash provided by (used in) investing activities	61,703	(94,644)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	7,824	30,507
Common stock repurchase program	(80,012)	—
Excess tax benefit from employee stock plans	3,925	6,314

Net cash provided by (used in) financing activities	(68,263)	36,821

Effect of exchange rate fluctuations on cash and cash equivalents	(1,806)	(69)

Net increase (decrease) in cash and cash equivalents	70,835	(24,561)
Cash and cash equivalents, beginning of period	315,755	274,368

Cash and cash equivalents, end of period	$386,590	$249,807

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Operations of Brocade
     Brocade Communications Systems, Inc. (“Brocade” or the “Company”) is the leading supplier of data center networking solutions that help enterprises connect and manage their information. The Company offers a comprehensive line of data center networking products, software and services that enable businesses to make their data centers more efficient, reliable and adaptable.
     Brocade products and services are designed to help information technology (“IT”) organizations manage their data and data center infrastructure assets in an efficient, cost-effective manner. In the first fiscal quarter of 2008, Brocade reorganized the Company into four operating units. The objective of this new organization is to allow us to more effectively focus on growth opportunities, while being able to more rapidly scale and accommodate new business opportunities, including potential future acquisitions. We will be structured along focused lines of business, or operating units, which include the following:
     The Data Center Infrastructure (“DCI”) operating unit encompasses the Brocade family of Storage Area Network (“SAN”) business which includes infrastructure products and solutions which includes directors, switches, routers, fabric-based software applications, distance/extension products, as well as management applications and utilities to centralize data management.
     The Files (“Files”) operating unit includes the Brocade family of File Area Network (“FAN”) solutions which includes both software and hardware offerings for more effectively managing file data and storage resources.
     The Server Edge and Storage (“SES”) operating unit includes our new host bus adapters (“HBAs”) and Intelligent Server Adapter (“ISA”) initiatives as well as our SAN switch modules for bladed servers and embedded switches for blade servers.
     The Support, Services and Solution (“S3”) operating unit includes services that assist customers with consulting and support in designing, implementing, deploying and managing data center enterprise solutions as well as post-contract customer support (“PCS”).
     Together, Brocade’s products, services and solutions simplify IT infrastructure, increase resource utilization, ensure availability of mission critical applications and serve as a platform for corporate data back up and disaster recovery.
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
     Brocade®, the Brocade B-wing logo™, Fabric OS®, File Lifecycle Manager®, My View®, Secure Fabric OS® and StorageX® are registered trademarks of Brocade Communications Systems, Inc., in the United States and/or in other countries. All other brands, products, or service names identified are or may be trademarks or service marks of, and are used to identify, products or services of their respective owners.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying financial data as of January 26, 2008, and for the three months ended January 26, 2008 and January 27, 2007, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 27, 2007 Condensed Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2007.

     In the opinion of management, all adjustments (which include only normal recurring adjustments, except as otherwise indicated) necessary to present a fair statement of financial position as of January 26, 2008, results of operations for the three months ended January 26, 2008 and January 27, 2007, and cash flows for the three months ended January 26, 2008 and January 27, 2007 have been made. The results of operations for the three months ended January 26, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Fiscal Year
     The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Both fiscal years 2008 and 2007 are 52-week fiscal years.
Computation of Net Income per Share
     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed using the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period that have a dilutive effect on earnings per share. Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock units and assumed issuance of stock under the employee stock purchase plan using the treasury stock method, and the assumed conversion of outstanding convertible debt using the if-converted method.
Income Taxes
     The Company adopted the provisions of Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty of Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), effective at the beginning of fiscal year 2008. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Recognition of a tax position is determined when it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. Upon its adoption of FIN 48, the Company applied the provisions of FIN 48 to all income tax positions. The cumulative effect of applying the provisions of FIN 48 have been reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity or net assets on the Company’s Condensed Consolidated Balance Sheet as of the beginning of fiscal year 2008.
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS 157 will have a material impact on our financial position, results of operations, and cash flows.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the impact that SFAS 159 may have on our financial position, results of operations, and cash flows.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the impact that SFAS 141R may have on our financial position, results of operations, and cash flows.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No.51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are currently assessing the impact that SFAS 160 may have on our financial position, results of operations, and cash flows.
3. Balance Sheet Details
     The following tables provide details of selected balance sheet items (in thousands):

	January 26,	October 27,
	2008	2007
Inventories:
Raw materials	$2,656	$11,860
Finished goods	12,699	6,157

Total	$15,355	$18,017

Property and equipment, net:
Computer equipment and software	$105,629	$102,643
Engineering and other equipment	193,516	182,640
Furniture and fixtures	11,298	11,152
Leasehold improvements	56,558	56,052
Land and building	79,873	79,523

Subtotal	446,874	432,010
Less: Accumulated depreciation and amortization	(238,067)	(227,958)

Total	$208,807	$204,052

     Leasehold improvements as of January 26, 2008 and October 27, 2007, are shown net of estimated asset impairments related to facilities lease losses. See Note 6, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Condensed Consolidated Financial Statements.

	January 26,	October 27,
	2008	2007
Other accrued liabilities:
Income taxes payable	$15,729	$46,739
Accrued warranty	5,982	5,923
Inventory purchase commitments	24,132	23,176
Accrued sales programs	9,258	11,245
Other	29,942	30,451

Total	$85,043	$117,534

4. Investments and Equity Securities
     The following tables summarize the Company’s investments and equity securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
January 26, 2008
U.S. government and its agencies and municipal obligations	$122,929	$925	$—	$123,854
Corporate bonds and notes	262,751	1,953	(1,085)	263,619
Marketable equity securities	13,420	—	(4,526)	8,894

Total	$399,100	$2,878	$(5,611)	$396,367

Reported as:
Short-term investments and marketable equity securities				$271,473
Long-term investments				124,894

Total				$396,367

October 27, 2007
U.S. government and its agencies and municipal obligations	$168,064	$175	$(17)	$168,222
Corporate bonds and notes	284,711	702	(524)	284,889
Marketable equity securities	26,189	—	(1,725)	24,464

Total	$478,964	$877	$(2,266)	$477,575

Reported as:
Short-term investments and marketable equity securities				$340,051
Long-term investments				137,524

Total				$477,575

     For the three months ended January 26, 2008, losses of $2.2 million were realized on the sale of marketable equity securities. For the three months ended January 27, 2007, no gains were realized on the sale of investments or marketable equity securities. At January 26, 2008 and October 27, 2007, net unrealized holding losses of $2.7 million and $1.4 million, respectively, were included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets. Marketable equity securities are held for purposes other than trading. There were no impairment charges on marketable equity securities during the first quarter of fiscal 2008.
5. Goodwill and Intangible Assets
     The Company’s carrying value of goodwill as of January 26, 2008 consisted of the following (in thousands):

Balance at October 27, 2007	$384,376
Tax adjustment(1)	(19,726)

Balance at January 26, 2008	$364,650

(1)	The goodwill adjustment of $19.7 million was primarily a result of reversing deferred tax assets of acquired companies.
     The Company amortizes intangible assets over a useful life ranging from 6 months to 7 years.
     Intangible assets as of January 26, 2008 consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Tradename	$11,373	$4,029	$7,344
Core/Developed technology	154,454	46,257	108,197
Customer relationships	167,011	29,225	137,786
Non-compete agreements	371	284	87
Backlog	80	80	—

Total intangible assets	$333,289	$79,875	$253,414

     For the three months ended January 26, 2008, total amortization expense related to intangible assets of $11.3 million is included in cost of revenues and $7.9 million is included in operating expenses in the Condensed Consolidated Statement of Income. For the three months ended January 27, 2007, total amortization expense related to intangible assets of $0.9 million is included in operating expenses in the Condensed Consolidated Statement of Income. The following table presents the estimated future amortization of intangible assets (in thousands):

Future
Estimated
Fiscal Year	Amortization
2008 (1)	$48,537
2009	64,600
2010	51,748
2011	41,748
2012	28,393
2013	16,071
2014	2,317

Total	$253,414

(1)	Reflects the remaining 9 months of fiscal 2008.
6. Liabilities Associated with Facilities Lease Losses
     As of January 26, 2008, the Company had recorded $36.1 million in facilities lease loss reserves related to future lease commitments, net of expected sublease income. During the three months ended January 27, 2007, the Company recorded a charge of $0.6 million related to estimated lease losses, net of expected sublease income as a result of the acquisition of Silverback Systems, Inc. During the three months ended April 28, 2007, the Company recorded a purchase accounting adjustment of $26.3 million related to estimated losses, net of expected sublease income, as a result of the acquisition of McDATA Corporation. During the three months ended October 27, 2007, the Company recorded an additional purchase accounting adjustment of $3.6 million to estimated facility lease losses, net of expected sublease income. The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary.
     The following table summarizes the activity related to the facilities lease loss reserve, net of expected sublease income (in thousands), as of January 26, 2008:

Lease Loss
Reserve
Reserve balance at October 27, 2007	$38,549
Cash payments on facilities leases	(2,549)
Non-cash charges and other adjustments, net	73

Reserve balance at January 26, 2008	$36,073

     Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2017.
7. Convertible Subordinated Debt
     As of January 26, 2008, convertible subordinated debt includes $172.5 million outstanding 2.25% convertible subordinated notes (the “2.25% Notes”) due February 15, 2010 previously issued by McDATA. In accordance with purchase accounting rules, the 2.25% Notes were adjusted to their aggregate fair value of $166.5 million based on the quoted market closing price as of the acquisition date.
     On January 29, 2007, effective upon the consummation of the merger, the Company fully and unconditionally guaranteed and became a co-obligor on the 2.25% Notes with McDATA. The 2.25% Notes were convertible into Class A common stock at a conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares) at any time prior to February 15, 2010, subject to adjustments. As of January 26, 2008, the approximate aggregate fair value of the outstanding debt was between $165.8 million and $165.2 million. We estimated the fair value of the outstanding debt by using the high and low prices per $100 of the Company’s 2.25% Notes as of the last day of trading for the first fiscal 2008 quarter, which were $96.1 and $95.8, respectively.

     Pursuant to the Merger Agreement, at the effective time of the merger each outstanding share of McDATA’s Class A common stock, $0.01 par value per share, was converted into the right to receive 0.75 shares of Brocade’s common stock, $0.001 par value per share, together with cash in lieu of fractional shares. As a result, an approximate aggregate of 12.1 million shares are subject to conversion at any time prior to February 15, 2010, subject to adjustments. For the three months ended January 26, 2008, 12.1 million shares were dilutive and therefore included in the calculation of diluted net income per share.
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
8. Commitments and Contingencies
Operating and Capital Leases
     The Company leases certain facilities and certain equipment under various operating and capital lease agreements expiring through January 2017. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $2.7 million as security for the leases. Future minimum lease payments under all non-cancelable operating leases as of January 26, 2008 were $100.8 million, net of contractual sublease income of $7.2 million. In addition to base rent, many of the facilities lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses (see Note 6, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Condensed Consolidated Financial Statements).
Product Warranties
     The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience, current trends and our expectations regarding future experience. The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. The beginning balance for the three months ended January 26, 2008 reflects $5.8 million in warranty expenses resulting from the McDATA acquisition. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the three months ended January 26, 2008 and January 27, 2007 (in thousands):

	Three Months Ended
	January 26,	January 27,
	2008	2007
Beginning balance	$5,923	$2,230
Liabilities accrued for warranties issued during the period	1,308	444
Warranty claims paid and uses during the period	(1,065)	(74)
Changes in liability for pre-existing warranties during the period	(184)	(265)

Ending balance	$5,982	$2,335

     In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of January 26, 2008, there have been no known events or circumstances that have resulted in a customer contract related indemnification liability to the Company.
Manufacturing and Purchase Commitments
     The Company has manufacturing agreements with Hon Hai Precision Industry Co. (“Foxconn”), SCI - Sanmina (“Sanmina”) and Flextronics International Ltd. (“Flextronics”) under which the Company provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to the Company’s customers. The required lead-time for placing orders with Foxconn, Sanmina and Flextronics depends on the specific product. As of January 26, 2008, the Company’s aggregate commitment to Foxconn, Sanmina and Flextronics for inventory components used in the manufacture of Brocade products was $123.2 million, net of purchase commitment reserves of $24.1 million, which the Company expects to utilize during future normal ongoing operations. The

Company’s purchase orders placed with Foxconn, Sanmina and Flextronics are cancelable, however if cancelled, the agreements require the Company to purchase all inventory components not returnable, usable by, or sold to, other customers of the aforementioned contract manufacturers. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal operations.
Income Taxes
     In November 2005, the Company was notified by the Internal Revenue Service (“IRS”) that our domestic federal income tax return for the year ended October 25, 2003 was subject to audit. The IRS had issued two Notices of Proposed Adjustment (“NOPAs”) related to the research and development credit which the Company has reached a tentative agreement on October 29, 2007. In the second quarter of fiscal year 2007 we received three NOPAs related to transfer pricing. The Company is currently contesting these three adjustments and we believe we have adequate reserves to cover any potential assessments that may result from the examination. If upon resolution, we sustain adjustments in excess of our provision, an incremental charge to earnings may result in the current period. However, no additional payments will result as the Company has sufficient loss carryforwards to offset the incremental taxable income resulting from the assessment. In the first quarter of fiscal year 2008, the IRS notified the Company that our domestic federal income tax returns for the years ended October 30, 2004 and October 29, 2005 will also be audited. Due to the net operating loss and credit carryforwards, the Company is subject to U.S. federal, state, and local income tax examinations. The Company is generally not subject to non-U.S. income tax examinations for years before 2000.
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
     On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against Brocade and some but not all of the claims against McDATA and Inrange. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Brocade, McDATA and Inrange, was submitted to the Court for approval. On August 31, 2005, the Court granted preliminary approval of the settlement. In December 2006, the appellate Court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. Neither Brocade, McDATA, nor Inrange is a test case. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases, which the defendants in those cases have moved to dismiss. Plaintiffs have also moved for class certification in the six test cases, which the defendants in those cases have also opposed. It is uncertain whether there will be any revised or future settlement. If the litigation proceeds, the Company believes that it has meritorious defenses to plaintiffs’ claims and intends to defend the action vigorously.

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
     Beginning on or about May 24, 2005, several derivative actions were also filed against certain of Brocade’s current and former officers and directors. These actions were filed in the United States District Court for the Northern District of California and in the California Superior Court in Santa Clara County. The complaints allege, among other things, that certain of Brocade’s officers and directors breached their fiduciary duties to Brocade by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. Brocade is named solely as a nominal defendant against whom the plaintiffs seek no monetary recovery (other than the award of attorneys’ fees). The derivative actions pending in the District Court for the Northern District of California were consolidated and the Court created a Lead Counsel structure. The derivative plaintiffs filed a consolidated complaint in the District Court for the Northern District of California on October 7, 2005, and Brocade filed a motion to dismiss that action on October 27, 2005. On January 6, 2006, Brocade’s motion was granted and the consolidated complaint in the District Court for the Northern District of California was dismissed with leave to amend. The parties to this action subsequently reached a preliminary settlement, and on February 14, 2007, the Court entered an Order granting preliminary approval of the settlement. On April 27, 2007, the Court refused to grant final approval of the settlement at that time and set a further hearing on the settlement.
     The derivative actions pending in the Superior Court in Santa Clara County were also consolidated. The derivative plaintiffs filed a consolidated complaint on September 19, 2005. Brocade filed a motion in the state derivative action to stay that action in deference to the substantially identical consolidated derivative action pending in the District Court for the Northern District of California, and on November 15, 2005, the state Court stayed the action. In October 2006, the Court partially lifted the stay and granted plaintiffs leave to file an amended complaint. On November 13, 2006, plaintiffs filed an amended complaint, and Brocade filed a demurrer to the action on March 9, 2007 and, on September 4, 2007, a motion to dismiss due to plaintiffs’ lack of standing. On February 22, 2008, Brocade’s Board of Directors appointed a Special Litigation Committee of the Board to, among other things, evaluate and resolve the claims asserted in the federal and state derivative actions.
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

     No liabilities have been accrued in Brocade’s Consolidated Financial Statements associated with these matters as the amounts are not both probable and reasonably estimable.
9. Derivative Accounting Policies
     In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. The derivatives entered into by the Company qualify for, and are designated as, fair value hedges and foreign-currency cash flow hedges as per the definitions in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted, incorporating FASB Statements No. 137, 138 and 149 (“SFAS 133”).
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
     As of January 26, 2008, a gain of $1.0 million, net, which represented effective hedges of net investments, was reported as a component of accumulated other comprehensive income/(loss) within unrealized translation adjustment. Hedge ineffectiveness, which is reported in the Condensed Consolidated Statements of Income, was not significant.

10. Comprehensive Income
     The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended
	January 26,	January 27,
	2008	2007
Net income	$19,845	$33,318
Other comprehensive income:
Change in net unrealized gains (losses) on marketable equity securities, cash flow hedges and investments	(1,345)	(43)
Cumulative translation adjustments	(1,809)	(526)

Total comprehensive income	$16,691	$32,749

11. Employee Stock Plans
     The Company has several stock-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2007, as well as several stock-based compensation plans assumed in connection with the acquisition of McDATA Corporation and filed on Form S-8 with the Securities and Exchange Commission on January 30, 2007 (collectively, the “Plans”). The Company, under the various equity plans, grants stock options for shares of the Company’s common stock to its employees and directors. The Company also grants restricted stock and restricted stock units under the Plans. In accordance with the Plans, incentive stock options may not be granted at less than 100 percent of the estimated fair market value of the common stock and incentive stock options granted to a person owning more than 10 percent of the combined voting power of all classes of stock of the Company must be issued at 110 percent of the fair market value of the stock on the date of grant. Nonstatutory stock options may be granted at any price. Under the Plans, options or restricted stock typically have a maximum term of seven or ten years. The majority of options granted under the Plans vest over a period of four years. Certain options granted under the Plans vest over shorter or longer periods. At January 26, 2008, an aggregate of 123.3 million shares were authorized for future issuance under the Plans, which includes stock options, shares issued pursuant to the Employee Stock Purchase Plan, and restricted stock units and other awards. A total of 75.5 million shares of common stock were available for grant under the Plans as of January 26, 2008. Awards that expire, or are cancelled without delivery of shares, generally become available for issuance under the Plans.
Stock Options
     When the measurement date is certain, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected term of stock options is based on historical exercise behavior. The expected volatility is based on an equal weighted-average of implied volatilities from traded options of the Company’s stock and historical volatility of the Company’s stock. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that Brocade has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

	Three Months Ended
	January 26,	January 27,
Stock Options	2008	2007
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.1 — 4.1%	4.5 — 4.9%
Expected volatility	44.2%	48.1%
Expected term (in years)	4.0	3.3

     The Company recorded $5.2 million and $4.2 million of compensation expense related to stock options for the quarters ended January 26, 2008 and January 27, 2007, respectively, in accordance with Statement of Financial Accounting Standards No. 123-R, “Share-Based Payment” (“SFAS 123R”). A summary of stock option activity under the Plans for the three months ended January 26, 2008 and January 27, 2007 is presented as follows:

			Weighted Average
			Remaining
	Shares	Weighted Average	Contractual Term	Aggregate Intrinsic
	(in thousands)	Exercise Price	(Years)	Value ($000)
Outstanding, October 27, 2007	43,197	$8.20
Granted	2,212	$7.15
Exercised	(621)	$5.33
Forfeited or expired	(663)	$12.02

Outstanding, January 26, 2008	44,125	$8.17	4.68	$21,115

Ending vested and expected to vest	40,483	$8.27	4.58	$19,367

Exercisable and vested, January 26, 2008	28,045	$8.73	4.01	$14,437

			Weighted Average
			Remaining
	Shares	Weighted Average	Contractual Term	Aggregate Intrinsic
	(in thousands)	Exercise Price	(Years)	Value ($000)
Outstanding, October 28, 2006	39,954	$6.35
Granted	2,180	$9.14
Exercised	(4,249)	$5.58
Forfeited or expired	(546)	$5.28

Outstanding, January 27, 2007	37,339	$6.62	5.5	$89,937

Ending vested and expected to vest	35,220	$6.64	5.5	$85,067

Exercisable and vested, January 27, 2007	21,720	$7.11	5.3	$50,923

     The weighted-average grant date fair value of employee stock options granted during the three months ended January 26, 2008 and January 27, 2007 was $7.15 and $3.42, respectively. The total intrinsic value of stock options exercised for the three months ended January 26, 2008 and January 27, 2007 was $1.6 million and $14.5 million, respectively.
     As of January 26, 2008, there was $21.3 million of unrecognized compensation expense related to stock options. The expenses are expected to be recognized over a weighted-average period of 1.4 years.
Employee Stock Purchase Plan
     Under Brocade’s Employee Stock Purchase Plan, eligible employees can participate and purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $1.3 million and $1.2 million for the three months ended January 26, 2008 and January 27, 2007, respectively, in accordance with SFAS 123R.
     The fair value of the option component of the Employee Stock Purchase Plan shares was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	January 26,	January 27,
Employee Stock Purchase Plan	2008	2007
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.3 — 5.0%	5.1 — 5.2%
Expected volatility	44.8%	53.5%
Contractual term (in years)	0.5	0.5
     As of January 26, 2008, there was $2.1 million of unrecognized compensation expense related to employee stock purchases. The expenses are expected to be recognized over a weighted-average period of 0.3 years.

Restricted Stock Awards
     No restricted stock awards were issued for the three months ended January 26, 2008. For the three months ended January 27, 2007, Brocade issued 0.1 million restricted stock awards to certain eligible employees at a purchase price of $0.00 per share. These restricted shares are not transferable until fully vested and are subject to repurchase for all unvested shares upon termination. The fair value of each award is based on the Company’s closing stock price on the date of grant. In addition, as part of its acquisition of McDATA, the Company became the administrator of retention compensation plans for certain employees. The plans provide the employees restricted stock that vests generally over a two year service period under certain conditions, subject to full acceleration of vesting upon termination without cause and execution of a release in favor of the Company. Compensation expense computed under the fair value method for stock awards issued is being amortized under a graded vesting method over the awards’ vesting period and was $0.1 million and $2.6 million, respectively, for the three months ended January 26, 2008 and January 27, 2007.
     The weighted-average fair value of the restricted stock awards granted during the three months ended January 26, 2008 and January 27, 2007 was zero and $8.98, respectively. The total fair value of stock awards vested for the three months ended January 26, 2008 and January 27, 2007 was $13.7 million and zero, respectively.
     At January 26, 2008, unrecognized costs related to restricted stock awards totaled approximately $18.7 thousand. These costs are expected to be recognized over a weighted-average period of 0.6 years. A summary of the nonvested restricted stock awards for the three months ended January 26, 2008 and January 27, 2007 is presented as follows:

	Shares	Weighted Average
	(in thousands)	Grant-Date Fair Value
Nonvested, October 27, 2007	2,130	$3.75
Granted	—	$—
Vested	(1,820)	$4.38
Forfeited	(6)	$0.01

Nonvested, January 26, 2008	304	$0.12

Expected to vest, January 26, 2008	274	$0.12

	Shares	Weighted Average
	(in thousands)	Grant-Date Fair Value
Nonvested, October 28, 2006	1,848	$4.44
Granted	130	$8.98
Vested	(3)	$7.05
Forfeited	—	$—

Nonvested, January 27, 2007	1,975	$4.73

Expected to vest, January 27, 2007	1,650	$4.73

Restricted Stock Units
     During the three months ended January 26, 2008 and January 27, 2007, Brocade issued 1.0 million and 0.3 million restricted stock units, respectively. Typically, vesting of restricted stock units occurs over two to three years and is subject to the employee’s continuing service to Brocade. The compensation expense of $3.2 million and $0.1 million for the three months ended January 26, 2008 and January 27, 2007, respectively, related to these awards was determined using the fair market value of Brocade’s common stock on the date of the grant and is recognized under a graded vesting method over the vesting period.

     A summary of the changes in restricted stock units outstanding under Brocade’s equity-based compensation plans during the three months ended January 26, 2008 and January 27, 2007 is presented as follows:

		Weighted
		Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Nonvested, October 27, 2007	2,719	$8.29
Granted	1,029	$7.00
Vested	—	$—
Forfeited	(43)	$8.25

Nonvested, January 26, 2008	3,705	$7.93

Nonvested expected to vest at January 26, 2008	2,980	$7.93

		Weighted
		Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Nonvested, October 28, 2006	—	$—
Granted	346	$9.19
Vested	—	$—
Forfeited	—	$—

Nonvested, January 27, 2007	346	$9.19

Nonvested expected to vest at January 27, 2007	266	$9.19

     The aggregate intrinsic value of restricted stock units outstanding at January 26, 2008 was $23.5 million.
     On July 30, 2007, the Compensation Committee approved a long-term, performance-based equity incentive plan under the Company’s 1999 Stock Plan for the Company’s executive officers and other selected Company employees. The long-term incentive plan provides for the issuance of performance-based restricted stock units, which represent a contingent right to receive one share of the Company’s common stock. The restricted stock units are subject to the Company’s performance compared to the NASDAQ-100 Index over an initial 27-month performance period. The plan participants must also remain a service provider to the Company during the performance period.
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
     As of January 26, 2008, Brocade had $23.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which is expected to be recognized over a weighted-average period of 1.71 years.
12. Segment Information
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
     During the three months ended January 26, 2008, the Company changed its internal reporting structure such that operations are managed and reported in four operating units, of which two are individually reportable segments: Data Center Infrastructure (“DCI”), Service, Support, Solutions (“S3”); and two are combined into one reportable segment: Other. These segments are organized principally by product category. Prior to the three months ended January 26, 2008, the Company managed and reported its operations in two operating segments, each of which was a reportable segment: Product and Service.
     The types of products and services from which each reportable segment derives its revenues are as follows:
•	DCI includes a majority of our storage area network products and software;

•	S3 includes break/fix maintenance, extended warranty, installation, consulting, network management, related software maintenance and support revenue, and telecommunications services; and

•	Other includes embedded blades, HBA products, and files products.
     Prior to the Merger with McDATA during the second quarter of fiscal year 2007, the Company had one reporting segment. Prior period segment results have been conformed to the new measurements of segment financial reporting. As of January 26, 2008, the Company was in the process of developing a methodology to allocate goodwill to the reporting units.
     Financial decisions and the allocation of resources are based on the information from the Company’s management reporting system. At this point in time, the Company does not track all of its assets by operating segments. Consequently, it is not practical to show assets by operating segments.
     Summarized financial information by operating segment for the three months ended January 26, 2008 and January 27, 2007, based on the internal management system is as follows (in thousands):

	Three Months Ended
	January 26,	January 27,
	2008	2007
Revenues
DCI	$265,170	$184,842
S3	49,903	16,940
Other	32,776	22,374

Total revenues	347,849	224,156

Cost of revenues
DCI	106,598	64,076
S3	33,495	10,479
Other	11,179	8,235

Total cost of revenues	151,272	82,790
Gross margin
DCI	158,572	120,766
S3	16,408	6,461
Other	21,597	14,139

Total gross margin	$196,577	$141,366
13. Net Income per Share
     The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended
	January 26,	January 27,
	2008	2007
Basic net income per share
Net income	$19,845	$33,318
Weighted-average shares of common stock outstanding	383,485	275,177
Less: Weighted-average shares of common stock subject to repurchase	(291)	(2,322)

Weighted-average shares used in computing basic net income per share	383,194	272,855
Basic net income per share	$0.05	$0.12

Diluted net income per share
Net income	$19,845	$33,318
Interest on convertible subordinated debt, net of income tax effect	569	—

Net income, as adjusted	20,414	33,318
Weighted-average shares used in computing basic net income per share	383,194	272,855
Dilutive potential common shares	20,085	12,282

Weighted-average shares used in computing diluted net income per share	403,279	285,137

Diluted net income per share	$0.05	$0.12

     For the three months ended January 26, 2008 and January 27, 2007, potential common shares in the form of stock options to purchase 15.8 million and 3.3 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share.
14. Income Taxes
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Recognition of a tax position is determined when it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority.
     We adopted FIN 48 effective at the beginning of fiscal year 2008. As a result, the cumulative effect of applying FIN 48 was a $3.1 million increase to retained earnings at the beginning of fiscal year 2008. Historically, we have classified unrecognized tax benefits as current income taxes payable. Under FIN 48, we now classify unrecognized tax benefits as long-term income taxes payable except to the extent we anticipate cash payment within the next year. The amount of unrecognized tax benefits at the beginning of fiscal year 2008 was $90.4 million including interest and penalties of $2.6 million, and is reported in long-term income taxes payable and as a reduction in deferred tax assets. Of this amount, $56.9 million relates to unrecognized tax benefits that, if recognized, would affect our effective tax rate.
     Upon adoption of FIN 48, the Company adopted an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of interest and penalties accrued as of the beginning of fiscal year 2008 was $2.6 million.
     We are required to file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. A number of years may elapse before an uncertain tax position is audited and ultimately resolved. While it is often difficult to predict the final outcome or the exact timing of resolution for any particular uncertain tax position, we believe that the amounts of unrecognized tax benefits we have accrued reflect our best estimate. We adjust these amounts, as well as the related interest and penalties, as facts and circumstances change. Upon resolution of an uncertain tax position, we record an adjustment to income taxes in the same period.
     In November 2005, we were notified by the IRS that our domestic federal income tax return for the year ended October 25, 2003 was subject to audit. The IRS had issued two NOPAs related to the research and development credit which the Company has reached a tentative agreement on October 29, 2007. In the second quarter of fiscal year 2007 we received three NOPAs related to transfer pricing. The Company is currently contesting these three adjustments and we believe we have adequate reserves to cover any potential assessments that may result from the examination. If upon resolution, we sustain adjustments in excess of our provision, an incremental charge to earnings may result in the current period. However, no additional payments will result as we have sufficient loss carryforwards to offset the incremental taxable income resulting from the assessment. In the first quarter of fiscal year 2008, the IRS notified the Company that our domestic federal income tax returns for the years ended October 30, 2004 and October 29, 2005 will also be audited. Due to the net operating loss and credit carryforwards, the Company is subject to U.S. federal, state, and local income tax examinations. The Company is generally not subject to non-U.S. income tax examinations for years before 2000.
     Based on the outcome of the ongoing IRS audit as discussed above and when statutes of limitations expire for specific taxing jurisdictions, no material changes to uncertain tax benefits are expected in the next twelve months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on December 21, 2007.
Results of Operations
     The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues except for cost of revenues and gross margin which are indicated as a percentage of the respective segment net revenues:

	Three Months Ended
	January 26,	January 27,
	2008	2007
Net revenues
DCI	76.2%	82.5%
S3	14.4	7.5
Other	9.4	10.0

Total net revenues	100.0	100.0
Cost of revenues
DCI	40.2	34.7
S3	67.1	61.9
Other	34.1	36.8

Total cost of revenues	43.5	36.9
Gross margin
DCI	59.8	65.3
S3	32.9	38.1
Other	65.9	63.2

Total gross margin	56.5	63.1

Operating expenses:
Research and development	16.7	18.9
Sales and marketing	18.2	17.2
General and administrative	3.5	3.3
Legal fees associated with indemnification obligations, SEC investigation and other related costs	2.8	2.4
Acquisition and integration costs	—	3.3
Amortization of intangible assets	2.3	0.4

Total operating expenses	43.5	45.5

Income from operations	13.0	17.6
Interest and other income, net	3.3	3.3
Interest expense	(0.5)	(0.0)
Loss on sale of investments	(0.6)	—

Income before provision for income taxes	15.2	20.9
Income tax provision	9.5	6.0

Net income	5.7%	14.9%

     Revenues. Our revenues are derived primarily from sales of our family of SAN products and our service and support offerings related to those products. Our fabric switches and directors, which range in size from 8 ports to 896 ports, connect our customers’ servers and storage devices creating a SAN.
     Our total net revenues for the three months ended January 26, 2008 and January 27, 2007 were as follows (in thousands):

	Three Months Ended
	January 26,	% of Net	January 27,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change
DCI	$265,170	76.2%	$184,842	82.5%	$80,328	43.5%
S3	49,903	14.4%	16,940	7.5%	32,963	194.6%
Other	32,776	9.4%	22,374	10.0%	10,402	46.5%

Total net revenues	$347,849	100.0%	$224,156	100.0%	$123,693	55.2%
     The increase in net revenues for the three months ended January 26, 2008 as compared with net revenues for the three months ended January 27, 2007 reflects growth in sales of DCI product and S3 offerings and other products. The increase in DCI revenues for the period reflected a 47.5 percent increase in the number of ports shipped, due to our acquisition of McDATA in January 2007, partially offset by a 2.8 percent decline in average selling price per port. The increase in S3 revenues is a result of the McDATA acquisition as well as the continued expansion of our installed base. Other revenues increased due to a 29.1% increase in the number of ports shipped as a result of our continued growth in the embedded switch market as well as a 13.5% increase in average selling price per port.
     For both the three months ended January 26, 2008 and January 27, 2007, the declines in average selling prices are the result of a continuing competitive pricing environment and change in product mix. We believe the increase in the number of ports shipped reflects higher demand for our products due in part to expansion of our installed base as a result of the McDATA acquisition as well as higher market demand as end-users continue to consolidate storage and servers infrastructures using SANs, expand SANs to support more applications, and deploy SANs in new environments.
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
     Our total net revenues by geographical area for the three months ended January 26, 2008 and January 27, 2007 were as follows (in thousands):

	Three Months Ended
	January 26,	% of Net	January 27,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change
Domestic	$217,028	62.4%	$133,183	59.4%	$83,845	63.0%
International	130,821	37.6%	90,973	40.6%	39,848	43.8%

Total net revenues	$347,849	100.0%	$224,156	100.0%	$123,693	55.2%
     Historically, domestic revenues have accounted for between 59 percent and 75 percent of total revenues. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. For the three months ended January 26, 2008 as compared to the three months ended January 27, 2007, international revenues decreased as a percentage of total revenue primarily as a result of lower direct product shipments in international regions. Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM customers, but we believe international revenue is a larger percent of our total revenue than the attributed revenues may indicate.
     A significant portion of our revenue is concentrated among a relatively small number of OEM customers. For the three months ended January 26, 2008, three customers each represented ten percent or more of our total revenues for a combined total of 66 percent of our total revenues. For the three months ended January 27, 2007, the same three customers each represented ten percent or more of our total revenues for combined total of 72 percent of our total revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM customers. Therefore, the loss of, or a decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers could seriously harm our financial condition and results of operations.
     A majority of the Company’s trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of January 26, 2008, four customers each accounted for 20 percent, 17 percent, 12 percent and 11 percent of total accounts receivable. As of October 27, 2007, three customers each accounted for 21 percent, 17 percent and 13 percent of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances, and other allowances. While the Company has not experienced material credit losses in any of the periods presented, there can be no assurance that the Company will not experience material credit losses in the future.
     Cost of Goods Sold. Cost of goods sold consists of product costs, which typically vary with volume and manufacturing operations costs, which do not change directly with volume.
     Cost of goods sold for the three months ended January 26, 2008 and January 27, 2007 were as follows (in thousands):

	Three Months Ended
	January 26,	% of Net	January 27,	% of Net	Increase/	% Points
	2008	Revenue	2007	Revenue	(Decrease)	Change
DCI	$106,598	40.2%	$64,076	34.7%	$42,522	5.5%
S3	33,495	67.1%	10,479	61.9%	23,016	5.2%
Other	11,179	34.1%	8,235	36.8%	2,944	(2.7)%

Total cost of goods sold	$151,272	43.5%	$82,790	36.9%	$68,482	6.6%
     Gross margin for the three months ended January 26, 2008 was 56.5 percent, a decrease of 6.6 percentage points from 63.1 percent for the three months ended January 27, 2007. For the three months ended January 26, 2008, DCI product costs relative to net revenues increased by 5.5 percent as compared to the three months ended January 27, 2007. This is primarily the result of $11.3 million in intangibles amortization included in DCI product costs for the three months ended January 26, 2008 compared with no intangibles amortization included in product costs for the three months ended January 27, 2007 period, as well as an increase in manufacturing costs due to increased headcount resulting from the McDATA acquisition. During the three months ended January 26, 2008, DCI product costs aside from amortization and manufacturing costs were relatively unchanged, as declines in average selling price were matched by declines in product costs, in part due to an increase in the volume of shipments. S3 operations costs increased by 5.3 percent relative to net revenues primarily due to increased headcount and outside services, as the S3 organization was expanded as a result of the McDATA acquisition. Other product costs decreased by 2.7 percent relative to net revenues primarily due to a favorable sales product mix partially offset by a slight increase in manufacturing costs.
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
     Research and development expenses for the three months ended January 26, 2008 and January 27, 2007 were as follows (in thousands):

January 26,	% of Net	January 27,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change
$58,206	16.7%	$42,391	18.9%	$15,815	37.3%
     For the three months ended January 26, 2008, R&D expenses increased by $15.8 million, or 37.3 percent, to $58.2 million, compared with $42.4 million, for the three months ended January 27, 2007. This increase is primarily due to a $6.0 million increase in salaries and headcount related costs as a result of the McDATA and Silverback acquisitions, $3.4 million in additional outside service related expenses related to product development, $1.7 million in additional depreciation and a $4.6 million increase in expenses related to IT and facilities, partially offset by a $1.1 million increase in charges to manufacturing due to more products being transitioned from the development phase into the sustaining phase. R&D expenses fell 2.2 percentage points as a percent of total net revenue in the three months ended January 26, 2008 compared with the three months ended January 27, 2007.
     We currently anticipate that R&D expenses, as a percent of revenue, for the three months ended April 26, 2008, will be relatively consistent with the three months ended January 26, 2008, but will increase in absolute dollar terms.
     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales, costs associated with promotional and travel expenses, and IT and facilities expenses.
     Sales and marketing expenses for the three months ended January 26, 2008 and January 27, 2007 were as follows (in thousands):

January 26,	% of Net	January 27,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change
$63,174	18.2%	$38,587	17.2%	$24,587	63.7%
     For the three months ended January 26, 2008 as compared to the three months ended January 27, 2007, sales and marketing expenses increased by $24.6 million, or 63.7 percent, to $63.2 million, compared with $38.6 million for the three months ended January 27, 2007. This increase is primarily due to the McDATA acquisition and included a $12.2 million increase in salaries and headcount related expenses, a $6.7 million increase in outside services and conferences, and a $4.1 million increase in expenses related to IT and facilities. Sales and marketing expenses increased 1.0 percentage points as a percent of total revenue in the three months ended January 26, 2008 compared with the three months ended January 27, 2007.
     We currently anticipate that sales and marketing expenses, as a percent of revenue and in absolute dollars for the three months ended April 26, 2008, will increase as compared with the three months ended January 26, 2008.
     General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses.
     General and administrative expenses for the three months ended January 26, 2008 and January 27, 2007 were as follows (in thousands):

January 26,	% of Net	January 27,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change
$12,366	3.5%	$7,404	3.3%	$4,962	67.0%
     G&A expenses for the three months ended January 26, 2008 as compared to the three months ended January 27, 2007 increased by $5.0 million, or 67.0 percent. The increase in G&A is primarily due to the McDATA acquisition which resulted in a $3.4 million increase in salaries and headcount related expenses and a $5.1 million increase in outside services, as well as a $0.6 million increase in stock-based compensation expense, partially offset by an increase in legal and HR expenses of $4.1 million which is allocated to other functional groups. G&A expenses as a percent of total net revenue was relatively unchanged in the three months ended January 26, 2008 as compared with the three months ended January 27, 2007.
     We currently anticipate that G&A expenses, as a percent of revenue, for the three months ending April 26, 2008, will be consistent with the three months ended January 26, 2008.
     Legal fees associated with indemnification obligations, SEC investigation and other related costs. These expenses consist of professional legal and accounting service fees for various matters, including applicable indemnification obligations, defense of the Company in legal proceedings, the completed internal reviews and the SEC and Department of Justice (“DOJ”) joint investigations regarding historical stock option granting practices. Pursuant to the Company’s charter documents and indemnification agreements, the Company has certain indemnification obligations to its directors, officers, and certain former directors and officers. Pursuant to such obligations, the Company incurred expenses related to amounts paid to certain former directors, officers and/or employees of the Company who have been either convicted in criminal proceedings and/or are subject to ongoing SEC and civil actions in connection with Brocade’s historical stock option grant practices.
     Legal fees associated with indemnification obligations, SEC investigation and other related costs for the three months ended January 26, 2008 and January 27, 2007 were as follows (in thousands):

January 26,	% of Net	January 27,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change
$9,659	2.8%	$5,228	2.4%	$4,431	84.8%
     The increase of $4.4 million in legal fees for the three months ended January 26, 2008 as compared to the three months ended January 27, 2007 is primarily due to an increase in legal indemnification expenses.
     Acquisition and integration costs. Acquisition and integration costs for the three months ended January 26, 2008 and January 27, 2007 were as follows (in thousands):

January 26,	% of Net	January 27,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change
$ —	—%	$7,433	3.3%	$(7,433)	(100.0)%
     In connection with our acquisition of McDATA, we recorded acquisition and integration costs of $7.4 million during the three months ended January 27, 2007, which consisted primarily of costs incurred for consulting services and other professional fees.
     Amortization of intangible assets. Amortization of intangible assets for the three months ended January 26, 2008 and January 27, 2007 was as follows (in thousands):

January 26,	% of Net	January 27,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change
$7,909	2.3%	$910	0.4%	$6,999	769.1%
     During the three months ended January 26, 2008, we recorded amortization of intangible assets related to the acquisitions of McDATA, Silverback and NuView. The increase in amortization of intangible assets for the three months ended January 26, 2008 as compared to the three months ended January 27, 2007 is primarily due to the McDATA acquisition which was completed at the beginning of our second fiscal quarter of 2007. We account for intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Intangible assets are recorded based on estimates of fair value at the time of the acquisition and identifiable intangible assets are amortized on a straight line basis over their estimated useful lives (see Note 5, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements).
     Interest and other income, net. Interest and other income, net, for the three months ended January 26, 2008 and January 27, 2007 were as follows (in thousands):

January 26,	% of Net	January 27,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change
$11,485	3.3%	$7,456	3.3%	$4,029	54.0%

     For the three months ended January 26, 2008 as compared to the three months ended January 27, 2007, the increase in interest and other income was primarily related to an increased average cash, cash equivalents, marketable equity securities and long-term investment balances as a result of the McDATA acquisition.
     Interest expense. Interest expense primarily represents the interest cost associated with our convertible subordinated debt (see Note 7, “Convertible Subordinated Debt,” of the Notes to Condensed Consolidated Financial Statements).
     Interest expense for the three months ended January 26, 2008 and January 27, 2007 was as follows (in thousands):

January 26,	% of Net	January 27,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change
$(1,521)	(0.5%)	$(4)	(0)%	$1,517	37,931.1%
     The increase in interest expense for the three months ended January 26, 2008 as compared to the three months ended January 27, 2007 was primarily the result of the debt assumed from the McDATA acquisition.
     As of January 26, 2008 and January 27, 2007, the carrying value of the outstanding balance of our convertible subordinated debt was $168.0 million and zero, respectively.
     (Loss) on investments, net. (Loss) on investments, net, for the three months ended January 26, 2008 and January 27, 2007 was as follows (in thousands):

January 26,	% of Net	January 27,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change
$(2,225)	(0.6)%	$—	—%	$2,225	100.0%
     The increase in loss of investments for the three months ended January 26, 2008 as compared to the three months ended January 27, 2007 was $2.2 million. The increase was due to $1.8 million losses on the sale of our equity investments in publicly traded companies and $0.4 million losses on the disposition of portfolio investments at amounts below the carrying value. The carrying value of our equity investments in non-publicly traded companies at January 26, 2008 was $5.0 million. As of January 27, 2007, we had net unrealized holding gains (losses) of $(1.2) million associated with our remaining investment portfolio. The carrying value of our equity investments in non-publicly traded companies at January 27, 2007 was $0.8 million.
     Provision for income taxes. Provision for income taxes for the three months ended January 26, 2008 and January 27, 2007 was as follows (in thousands):

January 26,	% of Net	January 27,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change
$33,157	9.5%	$13,547	6.0%	$19,610	144.8%
     For the three months ended January 26, 2008, our income tax provision was based on both domestic and international operations. We expect to continue to record an income tax provision for our international and domestic operations in the future. Since we have a full valuation allowance against deferred tax assets which result from U.S. operations, U.S. income tax expense or benefits are offset by releasing or increasing, respectively, the valuation allowance. To the extent utilization of net operating losses, credit carryforwards, or acquired deductible temporary differences are attributable to the operations of McDATA prior to the acquisition, the resulting tax benefit is recorded to goodwill. To the extent that international revenues and earnings differ from those historically achieved, a factor largely influenced by the buying behavior of our OEM partners, or unfavorable changes in tax laws and regulations occur, our income tax provision could change.
     Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from variable stock option expenses, net operating losses, tax carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense. FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

     The realization of deferred tax assets is based on several factors, including the Company’s past earnings and the scheduling of deferred tax liabilities and projected income from operating activities. In assessing the realizability of deferred taxes assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We do not believe it is more likely than not that the Company’s deferred tax assets are realizable. As of January 26, 2008, we had a valuation allowance against the deferred tax assets, which we intend to maintain until sufficient positive evidence exists to support reversal of the valuation allowance. Future reversals or increases to our valuation allowance could have a significant impact on our future operating results.
     SFAS 109 requires that deferred tax assets are to be reduced by a valuation allowance if the weight of available evidence indicates that it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We achieved profitability in the prior fiscal year and the first three months of the current fiscal year. We continue to evaluate the future realization of our deferred tax assets based on expectations of future taxable income. Depending on our continued ability to achieve these levels of profitability, we may have sufficient evidence in future quarters of fiscal year 2008 to conclude that realization of additional deferred tax assets is more-likely-than-not and thus realize a tax benefit in such period from a reduction of our deferred tax asset valuation allowance.
     In November 2005, we were notified by the Internal Revenue Service (“IRS”) that our domestic federal income tax return for the year ended October 25, 2003 was subject to audit. The IRS had issued two Notices of Proposed Adjustment (“NOPAs”) related to the research and development credit which the Company has reached a tentative agreement on October 29, 2007. In the second quarter of fiscal year 2007 we received three NOPAs related to transfer pricing. The Company is currently contesting these three adjustments and we believe we have adequate reserves to cover any potential assessments that may result from the examination. If upon resolution, we sustain adjustments in excess of our provision, an incremental charge to earnings may result in the current period. However, no additional payments will result as we have sufficient loss carryforwards to offset the incremental taxable income resulting from the assessment. In the first quarter of fiscal year 2008, the IRS notified the Company that our domestic federal income tax returns for the years ended October 30, 2004 and October 29, 2005 will also be audited. Due to the net operating loss and credit carryforwards, the Company is subject to U.S. federal, state, and local income tax examinations. The Company is generally not subject to non-U.S. income tax examinations for years before 2000.
     We adopted FIN 48 effective at the beginning of fiscal year 2008. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken on a tax return. Under FIN 48, recognition of a tax position is determined when it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority.
     The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Although FIN 48, which we adopted at the beginning of fiscal year 2008, provides further clarification on the accounting for uncertainty in income taxes recognized in the financial statements, the new threshold and measurement attribute prescribed by the FASB will continue to require significant judgment by management. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations.
     Stock compensation expense. Stock compensation expense for the three months ended January 26, 2008 and January 27, 2007 was as follows (in thousands):

January 26,	% of Net	January 27,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change
$8,473	2.4%	$6,725	3.0%	$1,748	26.0%
     Stock compensation expense was included in the following statements of income line items for the three months ended January 26, 2008 and January 27, 2007 as follows (in thousands):

	Three Months Ended	Three Months Ended
	January 26, 2008	January 27, 2007
Cost of goods sold	$2,492	$1,778
Research and development	2,624	2,438
Sales and marketing	1,986	1,707
General and administrative	1,371	802

Total stock compensation	$8,473	$6,725

     Included in the amounts presented above is stock compensation arising from certain stock option grants that are remeasured at the end of each reporting period until the options are exercised, cancelled or expire unexercised. Stock-based compensation benefit for these options was $1.7 million and $44 thousand for the three months ended January 26, 2008 and January 27, 2007, respectively. The stock compensation expense associated with remeasuring awards at their intrinsic value each reporting period may vary significantly as a result of future changes in the market value of our common stock until those options are either exercised or expire unexercised. The change in stock-based compensation for these awards during the three months ended January 26, 2008 as compared to the three months ended January 27, 2007 is due to the change in market values of our common stock during the reported periods as well as exercise behaviors of the holders of these options.
Liquidity and Capital Resources

	January 26,	October 27,	Increase/
	2008	2007	(Decrease)
	(in thousands)
Cash and cash equivalents	$386,590	$315,755	$70,835
Short-term investments	267,687	325,846	(58,159)
Marketable equity securities	3,785	14,205	(10,420)
Long-term investments	124,894	137,524	(12,630)

Total	$782,956	$793,330	$(10,374)

Percentage of total assets	42%	41%
     Cash and cash equivalents as of January 26, 2008 increased $70.8 million over the balance as of October 27, 2007. For the three months ended January 26, 2008, we generated $79.2 million in cash from operating activities, which significantly exceeded net income for the three months ended January 26, 2008, as a result of net income adjusted for non-cash items related to depreciation and amortization, and other accrued liabilities primarily due to deferred tax liability as well as a relatively high level of collections, offset by payments for accounts payable and accrued employee compensation during the period. Days sales outstanding in receivables for the three months ended January 26, 2008 was 40 days, compared with 38 days for the three months ended January 27, 2007.
     Net cash provided by investing activities for the three months ended January 26, 2008 totaled $61.7 million and was primarily the result of $177.3 million in proceeds resulting from maturities and sales of short-term investments, offset by purchases of short-term and long-term investments for a total of $104.4 million and purchases of property and equipment of $17.2 million.
     Net cash used in financing activities for the three months ended January 26, 2008 totaled $68.3 million. Net cash used in financing activities was primarily the result of common stock repurchases of $80.0 million, slightly offset by proceeds from the issuance of common stock, net, of $7.8 million.
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
     We have manufacturing agreements with Foxconn, Sanmina and Flextronics under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. The required lead-time for placing orders with Foxconn, Sanmina and Flextronics depends on the specific product. As of January 26, 2008, our aggregate commitment for inventory components used in the manufacture of Brocade products was $123.2 million, net of purchase commitment reserves of $24.1 million, as reflected in the Condensed Consolidated Balance Sheet, which we expect to utilize during future normal ongoing operations. Although the purchase orders we place with Foxconn, Sanmina and Flextronics are cancelable, the terms of the agreements require us to purchase all inventory components not returnable or usable by, or sold to, other customers of the aforementioned contract manufacturers. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.
     On November 18, 2003, we purchased a previously leased building located near our San Jose headquarters and issued a $1.0 million guarantee as part of the purchase agreements.

     The following table summarizes our contractual obligations (including interest expense) and commitments as of January 26, 2008 (in thousands):

			Less than						More than
	Total		1 Year		1—3 Years		3—5 Years		5 Years
Contractual Obligations:
Non-cancelable operating leases(1)	107,955	(1)		24,538		39,975		16,003		27,439
Capital leases	709			657		52		—		—
Purchase commitments, gross(2)	123,195	(2)		123,195		—		—		—

Total contractual obligations	$231,859			$148,390		$40,027		$16,003		$27,439

Other Commitments:
Standby letters of credit	$2,693		$	n/a	$	n/a	$	n/a	$	n/a

Guarantee	$1,015		$	n/a	$	n/a	$	n/a	$	n/a

Unrecognized tax benefits and related accrued interest (3)	$90,409	(3)	$	n/a	$	n/a	$	n/a	$	n/a

(1)	Amount excludes contractual sublease income of $7.2 million, which consists of $2.9 million to be received in less than 1 year and $4.3 million to be received in 1 to 3 years.

(2)	Amount reflects total gross purchase commitments under our manufacturing agreements with third party contract manufacturers. Of this amount, we have accrued $24.1 million for estimated purchase commitments that we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.

(3)	As a result of the adoption of FIN 48, we reclassified unrecognized tax benefits to long-term income taxes payable. As of January 26, 2008, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $90.4 million, none of which is expected to be paid within one year. We are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.
     Share Repurchase Program. On January 29, 2007, the Company announced the authorization of $200 million for stock repurchases, which is in addition to the $52.7 million remaining under the previously announced $100 million stock repurchase program approved by our Board of Directors on August 2004. In addition, the Company announced on November 29, 2007 that an additional $500 million had been authorized for repurchase of the Company’s common stock. The purchases may be made, from time to time, in the open market or by privately negotiated transactions and will be funded from available working capital. The Company has also entered into a written plan for the automatic repurchase of its securities in accordance with Section 10b5-1 of the Securities Exchange Act of 1934 as part of its share repurchase program. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. For the three months ended January 26, 2008, we have repurchased 11.1 million shares for an aggregate purchase price of $80.0 million. As such, approximately $502.5 million remains available for future repurchases under this program.
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

     The following reflects significant changes in our critical accounting policies during the three months ended January 26, 2008 as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended October 27, 2007.
     Accounting for uncertain tax benefits. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We adopted FIN 48 effective at the beginning of fiscal year 2008. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Recognition of a tax position is determined when it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. Although FIN 48 provides further clarification on the accounting for uncertainty in income taxes recognized in the financial statements, the new threshold and measurement attribute prescribed by the FASB will continue to require significant judgment by management. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations.
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS 157 will have a material impact on our financial position, results of operations, and cash flows.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the impact that SFAS 159 may have on our financial position, results of operations, and cash flows.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the impact that SFAS 141R may have on our financial position, results of operations, and cash flows.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No.51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are currently assessing the impact that SFAS 160 may have on our financial position, results of operations, and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk related to changes in interest rates, foreign currency fluctuations and equity security prices.
Interest Rate Risk
     Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at five major financial institutions in the United States. As of January 26, 2008, we held an immaterial amount of cash flow derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.
     The following table presents the hypothetical changes in fair values of our investments as of January 26, 2008 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			As of	Given an Interest Rate
	Decrease of X Basis Points			January 26,	Increase of X Basis Points
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2008	50 BPS	100 BPS	150 BPS
U.S. government agencies and municipal obligations	$111,450	$111,368	$111,289	$123,854	$123,563	$123,274	$122,985
Corporate bonds and notes	$260,788	$260,248	$259,718	$263,618	$261,696	$260,766	$259,845

Total	$372,238	$371,616	$371,007	$387,472	$385,259	$384,040	$382,830

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
     The following table (in thousands) presents our cash equivalents, short-term investments and long-term investments subject to interest rate risk and their related weighted-average interest rates as of January 26, 2008. Carrying value approximates fair value.

		Weighted
		Average
	Amount	Interest Rate
Cash and cash equivalents	$386,590	2.73%
Short-term investments	267,687	5.74%
Marketable equity securities	3,785	4.56%
Long-term investments	124,894	4.81%

Total	$782,956	4.10%

     Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. As of January 26, 2008, the approximate aggregate fair value of the outstanding debt was between $165.8 and $165.2. We estimated the fair value of the outstanding debt by using the high and low prices per $100 of the Company’s 2.25% Notes as of the last day of trading for the first fiscal 2008 quarter, which were $96.1 and $95.8, respectively.
     Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On January 25, 2008, the last reported sale price of our common stock on the NASDAQ Global Market was $6.35 per share.
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
     (b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting during the first quarter of fiscal year 2008 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against Brocade and some but not all of the claims against McDATA and Inrange. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Brocade, McDATA and Inrange, was submitted to the Court for approval. On August 31, 2005, the Court granted preliminary approval of the settlement. In December 2006, the appellate Court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. Neither Brocade, McDATA, nor Inrange is a test case. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases, which the defendants in those cases have moved to dismiss. Plaintiffs have also moved for class certification in the six test cases, which the defendants in those cases have also opposed. It is uncertain whether there will be any revised or future settlement. If the litigation proceeds, the Company believes that it has meritorious defenses to plaintiffs’ claims and intends to defend the action vigorously.
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
     Beginning on or about May 24, 2005, several derivative actions were also filed against certain of Brocade’s current and former officers and directors. These actions were filed in the United States District Court for the Northern District of California and in the California Superior Court in Santa Clara County. The complaints allege, among other things, that certain of Brocade’s officers and directors breached their fiduciary duties to Brocade by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. Brocade is named solely as a nominal defendant against whom the plaintiffs seek no monetary recovery (other than the award of attorneys’ fees). The derivative actions pending in the District Court for the Northern District of California were consolidated and the Court created a Lead Counsel structure. The derivative plaintiffs filed a consolidated complaint in the District Court for the Northern District of California on October 7, 2005, and Brocade filed a motion to dismiss that action on October 27, 2005. On January 6, 2006, Brocade’s motion was granted and the consolidated complaint in the District Court for the Northern District of California was dismissed with leave to amend. The parties to this action subsequently reached a preliminary settlement, and on February 14, 2007, the Court entered an Order granting preliminary approval of the settlement. On April 27, 2007, the Court refused to grant final approval of the settlement at that time and set a further hearing on the settlement.
     The derivative actions pending in the Superior Court in Santa Clara County were also consolidated. The derivative plaintiffs filed a consolidated complaint on September 19, 2005. Brocade filed a motion in the state derivative action to stay that action in deference to the substantially identical consolidated derivative action pending in the District Court for the Northern District of California, and on November 15, 2005, the state Court stayed the action. In October 2006, the Court partially lifted the stay and granted plaintiffs leave to file an amended complaint. On November 13, 2006, plaintiffs filed an amended complaint, and Brocade filed a demurrer to the action on March 9, 2007 and, on September 4, 2007, a motion to dismiss due to plaintiffs’ lack of standing. On February 22, 2008, Brocade’s Board of Directors appointed a Special Litigation Committee of the Board to, among other things, evaluate and resolve the claims asserted in the federal and state derivative actions.
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
     No liabilities have been accrued in Brocade’s Consolidated Financial Statements associated with these matters as the amounts are not both probable and reasonably estimable.
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
     Brocade has introduced a significant number of new products in recent history, including products across its family of SAN infrastructure solutions, which accounts for a substantial portion of Brocade’s revenues. For example, in the fourth quarter of fiscal year 2007 Brocade announced its new Data Center Fabric architecture and plans to provide a wide range of new solutions, technologies and partnerships over the following six months, including new product offerings based on 8 Gigabit per second, or Gbit, technology solutions. Other recent product introductions in the SAN infrastructure market include the Brocade DCXTM Backbone, the first in a new class of high-performance data center networking products designed to address the demanding requirements of the evolving data center, and the Brocade 5000, Brocade’s first midrange switch that supports native interoperability for seamless connectivity with McDATA’s classic products.
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
     Brocade has made a series of investments and plans to continue to invest, in offerings focused on new markets that are adjacent or related to Brocade’s traditional market, including new and emerging markets. For instance, Brocade has recently made a series of introductions in the emerging FAN market with several enhancements to existing products in its family of file data management solutions which includes Brocade StorageX and Brocade File Lifecycle Manager (“FLM”). Brocade has also recently announced new HBA product offerings in the Server Connectivity market. In addition, Brocade has added multiple new professional service offerings to its solution portfolio.
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
     Developing new offerings also requires significant upfront investments that may not result in revenue for an extended period of time, if at all. Particularly as Brocade seeks to diversify its product and service offerings, Brocade expects to incur significant costs and expenses for product development, sales, marketing and customer services, most of which are fixed in the short-term or incurred in advance of receipt of corresponding revenue. In addition, these investments have caused and will likely continue to result in, higher operating expenses and if they are not successful, Brocade’s operating income and operating margin will deteriorate. These new offerings may also involve cost and revenue structures that are different from those experienced in Brocade’s historical business, which could negatively impact Brocade’s operating results.
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
Brocade depends on OEM partners for a substantial portion of Brocade’s revenues and the loss of any of these OEM partners or a decrease in their purchases could significantly reduce Brocade’s revenues and negatively affect Brocade’s financial results.
     Brocade depends on recurring purchases from a limited number of large OEM partners for a substantial portion of its revenue. As a result, these large OEM partners have a significant influence on Brocade’s quarterly and annual financial results. For fiscal years 2007, 2006 and 2005, the same three customers each represented ten percent or more of Brocade’s total revenues for a combined total of 68%, 73% and 71%, respectively. Brocade’s agreements with its OEM partners are typically cancelable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. Brocade’s OEM partners could also elect to reduce, or rebalance, the amount they purchase from Brocade and increase the amount purchased from Brocade’s competitors. Brocade anticipates that its revenues and operating results will continue to depend on sales to a relatively small number of OEM partners. The loss of any one significant OEM partner, or a decrease in the level of sales to any one significant OEM partner, or unsuccessful quarterly negotiation on key terms, conditions or timing of purchase orders placed during a quarter, would likely cause serious harm to Brocade’s business and financial results.
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
     As Brocade introduces new or enhanced products, Brocade must successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. For example, Brocade’s introduction of 4 Gigabit per second, or Gbit, technology solutions that replaced many of Brocade’s 2 Gbit products contributed to a quarterly drop in revenue in the third quarter of fiscal year 2005 and write-downs of $3.4 million and $1.8 million for excess and obsolete inventory during the third and fourth quarters of fiscal year 2005, respectively. When Brocade introduces new or enhanced products, such as new products based on the recently introduced 8 Gbit technology, Brocade faces numerous risks relating to product transitions, including the inability to accurately forecast demand, address new or higher product cost structures and manage different sales and support requirements due to the type or complexity of the new products. In addition, any customer uncertainty regarding the timeline for rolling out new products or Brocade’s plans for future support of existing products, may negatively impact customer purchase decisions.
Failure to manage expansion effectively could seriously harm our business, financial condition and prospects.
     We continue to increase the scope of our operations domestically and internationally as a result of our expanded product and service offerings and acquisitions of other companies or businesses. In November 2007, we announced that we reorganized our management structure to provide more dedicated focus on the Company’s growth opportunities, as well as allow the Company to more easily accommodate and assimilate future acquisitions and new business initiatives. The new structure is organized around four distinct business units, each with its own general manager. Our ability to successfully implement our business plan, develop and offer products and manage expansion in a rapidly evolving market requires a comprehensive and effective planning and management process. Moreover, our growth in business and relationships with customers and other third parties has placed and will continue to place, a significant strain on management systems, employees, resources, intercompany communications and coordination, and can lead to increased costs. Failure to maintain and to continue to improve upon our operational, managerial and financial controls, reporting systems, processes and procedures and/or our failure to continue to expand, train and manage our work force worldwide, or control increased costs of our efforts to manage expansion could seriously harm our business and financial results.
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
     Brocade purchases certain key components used in the manufacture of its products from single or limited sources. Brocade purchases specific ASICs from a single source and Brocade purchases microprocessors, certain connectors, small form-factor pluggable transceivers (“SFP’s”), logic chips, power supplies and programmable logic devices from limited sources. Brocade also licenses certain third-party software that is incorporated into Brocade’s operating system software and other software products. If Brocade is unable to obtain these and other components when required or Brocade experiences significant component defects, Brocade may not be able to deliver Brocade’s products to Brocade’s customers in a timely manner. As a result, Brocade’s business and financial results could be harmed.
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
     Brocade is subject to a number of lawsuits arising from Brocade’s internal reviews and the related restatements of Brocade’s financial statements in 2005, some filed on behalf of a class of Brocade’s stockholders, against Brocade and certain of its current and former officers and directors claiming violations of securities laws and others purportedly filed on behalf of Brocade against certain of Brocade’s current and former officers and directors, and Brocade may become the subject of additional private actions. The expense of defending and resolving such litigation is significant. The amount of time to resolve these lawsuits is unpredictable and defending Brocade may divert management’s attention from the day-to-day operations of Brocade’s business, which could adversely affect Brocade’s business. In addition, Brocade believes that it is probable that any settlement between the parties in the consolidated class action pending in federal court or unfavorable resolution of such litigation will result in a payment to the class in an amount that will have a material adverse effect on Brocade’s business, results of operations and/or cash flows. Brocade believes it is probable that the ultimate resolution of the consolidated class action lawsuit will result in a payment to the class in an amount that is material to the Company; however, such amount is not yet reasonably estimable. Finally, Brocade has certain indemnification obligations to certain officers, directors and employees that are also named in these actions for, among other things, the advancement of certain legal expenses.
Certain former employees of Brocade are subject to ongoing actions by the SEC, the Department of Justice (“DOJ”) and others, which have required, and may continue to require, a significant amount of legal expense pursuant to indemnification obligations of Brocade, which could adversely affect Brocade’s results of operations and cash flows.
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
     Brocade’s quarterly and annual revenues and operating results may vary significantly in the future due to a number of factors, any of which may cause Brocade’s stock price to fluctuate. Factors that may affect the predictability of Brocade’s annual and quarterly results include, but are not limited to, the following:
•	announcements, introductions and transitions of new products by Brocade and its competitors or its OEM partners;

•	the timing of customer orders, product qualifications and product introductions of Brocade’s OEM partners;

•	seasonal fluctuations;

•	long and complex sales cycles;

•	changes, disruptions or downturns in general economic conditions, particularly in the information technology industry;

•	declines in average selling prices for Brocade’s products as a result of competitive pricing pressures or new product introductions by Brocade or its competitors;

•	the emergence of new competitors and new technologies in the storage network and data management markets;

•	deferrals of customer orders in anticipation of new products, services, or product enhancements introduced by Brocade or its competitors;

•	Brocade’s ability to timely produce products that comply with new environmental restrictions or related requirements of its OEM customers;

•	Brocade’s ability to obtain sufficient supplies of sole- or limited-sourced components, including ASICs, microprocessors, certain connectors, certain logic chips and programmable logic devices;

•	increases in prices of components used in the manufacture of Brocade’s products;

•	Brocade’s ability to attain and maintain production volumes and quality levels;

•	variations in the mix of Brocade’s products sold and the mix of distribution channels and geographies through which they are sold;

•	pending or threatened litigation;

•	stock-based compensation expense that is affected by Brocade’s stock price;

•	new legislation and regulatory developments; and

•	other risk factors detailed in this section.
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
     A significant portion of Brocade’s sales occur in international jurisdictions and Brocade’s contract manufacturer has significant operations in China. Brocade also plans to continue to expand its international operations and sales activities, including establishing a new limited manufacturing facility in Eastern Europe in 2008. Expansion of international operations will involve inherent risks that Brocade may not be able to control, including:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes stock repurchase activity for the three months ended January 26, 2008 (in thousands, except per share amounts):

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number of		Shares Purchased as	that May Yet Be
	Shares Purchased	Average Price Paid	Part of Publicly	Purchased Under the
	(1)	Per Share	Announced Program (2)	Program (2)
October 28, 2007 — November 24, 2007	529	$8.55	1,792	$567,142
November 25, 2007 — December 22, 2007	2	$7.35	3,455	$541,761
December 23, 2007 — January 26, 2008	1	$6.66	5,900	$502,458

Total	532	$7.18	11,147	$502,458

(1)	The total number of shares repurchased includes those shares of Brocade common stock that employees deliver back to Brocade to satisfy tax-withholding obligations at the settlement of restricted stock exercises or upon termination of the employee, and the forfeiture of restricted awards.

(2)	On January 29, 2007, the Company announced the authorization of $200 million for stock repurchases, which is in addition to the $52.7 million remaining under the previously announced $100 million stock repurchase program approved by our Board of Directors in August 2004. In addition, the Company announced on November 29, 2007 that an additional $500 million had been authorized for repurchase of the Company’s common stock. The purchases may be made, from time to time, in the open market or by privately negotiated transactions and will be funded from available working capital. The Company has also entered into a written plan for the automatic repurchase of its securities in accordance with Section 10b5-1 of the Securities Exchange Act of 1934 as part of its share repurchase program. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws of the Registrant amended as of February 22, 2008 (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 22, 2008)

4.1	Form of Brocade’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

4.2	First Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, Brocade, and Wells Fargo Bank, National Association, as successor in interest to Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q filed on June 7, 2007)

4.3	Second Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, McDATA Services Corporation, a Minnesota corporation f/k/a Computer Network Technology Corporation, Brocade, and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 from Brocade’s Form 10-Q filed on June 7, 2007)

4.4	Indenture dated February 7, 2003 by and among McDATA Corporation and Wells Fargo Bank Minnesota National Association (incorporated by reference to Exhibit 4.4 from Brocade’s Form 10-Q filed on June 7, 2007)

4.5	Indenture dated February 20, 2002 by and among Computer Network Technology Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 from Brocade’s Form 10-Q filed on June 7, 2007)

10.1**/†	Amendment Number 1 dated November 1, 2007 to SOW #6 of the Goods Agreement between International Business Machines Corporation and Brocade

10.2**/†	Ninth Amendment, dated November 5, 2007 to OEM Purchase Agreement dated December 16, 2002 between Hewlett-Packard Company and Brocade

10.3**/†	Amendment #10 dated November 21, 2007 to Statement of Work to Goods Agreement between International Business Machines Corporation and Brocade

10.4**/†	Tenth Amendment, dated December 21, 2007 to OEM Purchase Agreement dated December 16, 2002 between Hewlett-Packard Company and Brocade

10.5**/†	Amendment Number 31 dated December 30, 2007 to Statement of Work #1 to Goods Agreement between International Business Machines Corporation and Brocade

10.6**/†	Amendment Number 32 dated January 22, 2008 to Statement of Work #1 to Goods Agreement between International Business Machines Corporation and Brocade

10.7*	Senior Leadership Plan, as amended and restated as of November 16, 2007 (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on November 21, 2007)

31.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROCADE COMMUNICATIONS SYSTEMS, INC.
Date: February 28, 2008	By:	/s/ Richard Deranleau
Richard Deranleau
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws of the Registrant amended as of February 22, 2008 (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 22, 2008)

4.1	Form of Brocade’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

4.2	First Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, Brocade, and Wells Fargo Bank, National Association, as successor in interest to Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q filed on June 7, 2007)

4.3	Second Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, McDATA Services Corporation, a Minnesota corporation f/k/a Computer Network Technology Corporation, Brocade, and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 from Brocade’s Form 10-Q filed on June 7, 2007)

4.4	Indenture dated February 7, 2003 by and among McDATA Corporation and Wells Fargo Bank Minnesota National Association (incorporated by reference to Exhibit 4.4 from Brocade’s Form 10-Q filed on June 7, 2007)

4.5	Indenture dated February 20, 2002 by and among Computer Network Technology Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 from Brocade’s Form 10-Q filed on June 7, 2007)

10.1**/†	Amendment Number 1 dated November 1, 2007 to SOW #6 of the Goods Agreement between International Business Machines Corporation and Brocade

10.2**/†	Ninth Amendment, dated November 5, 2007 to OEM Purchase Agreement dated December 16, 2002 between Hewlett-Packard Company and Brocade

10.3**/†	Amendment #10 dated November 21, 2007 to Statement of Work to Goods Agreement between International Business Machines Corporation and Brocade

10.4**/†	Tenth Amendment, dated December 21, 2007 to OEM Purchase Agreement dated December 16, 2002 between Hewlett-Packard Company and Brocade

10.5**/†	Amendment Number 31 dated December 30, 2007 to Statement of Work #1 to Goods Agreement between International Business Machines Corporation and Brocade

10.6**/†	Amendment Number 32 dated January 22, 2008 to Statement of Work #1 to Goods Agreement between International Business Machines Corporation and Brocade

10.7*	Senior Leadership Plan, as amended and restated as of November 16, 2007 (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on November 21, 2007)

31.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.