Form 10-Q
period 2008-04-26
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2008-06-04
CIK 1009626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 26, 2008
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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of May 28, 2008 was 370,351,671 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED APRIL 26, 2008

Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending litigation, including the federal securities class action preliminary settlement, investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II — Other Information, Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Further, we undertake no obligation to revise or update any forward-looking statements for any reason.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 26,	April 28,	April 26,	April 28,
	2008	2007	2008	2007
Net revenues
Product	$295,584	$300,438	$593,529	$507,654
Service	59,311	44,830	109,214	61,771

Total net revenues	354,895	345,268	702,743	569,425
Cost of revenues
Product	116,628	140,980	234,404	213,292
Service	32,814	33,440	66,309	43,918

Total cost of revenues	149,442	174,420	300,713	257,210

Gross margin
Product	178,956	159,458	359,125	294,362
Service	26,497	11,390	42,905	17,853

Total gross margin	205,453	170,848	402,030	312,215
Operating expenses:
Research and development	61,131	58,303	119,336	100,694
Sales and marketing	69,985	59,364	133,160	97,951
General and administrative	13,316	13,570	25,683	20,975
Legal fees associated with indemnification obligations, and other related costs	4,789	15,234	14,448	20,462
Provision for class action lawsuit	160,000	—	160,000	—
Acquisition and integration costs	—	7,564	—	14,997
Amortization of intangible assets	7,909	7,977	15,818	8,887
Facilities lease losses (benefits)	(477)	—	(477)	—

Total operating expenses	316,653	162,012	467,968	263,966

Income (loss) from operations	(111,200)	8,836	(65,938)	48,249
Interest and other income, net	7,306	10,788	18,791	18,244
Interest expense	(1,760)	(2,054)	(3,281)	(2,058)
Loss on investments, net	(4,725)	—	(6,949)	—

Income (loss) before provision for income taxes	(110,379)	17,570	(57,377)	64,435
Income tax provision (benefit)	(201,757)	16,727	(168,600)	30,273

Net income	$91,378	$843	$111,223	$34,162

Net income per share — basic	$0.24	$0.00	$0.29	$0.10

Net income per share — diluted	$0.23	$0.00	$0.28	$0.10

Shares used in per share calculation — basic	374,827	395,574	379,010	334,215

Shares used in per share calculation — diluted	393,471	411,989	398,375	348,563

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	April 26,	October 27,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$513,533	$315,755
Short-term investments	195,566	325,846

Total cash, cash equivalents and short-term investments	709,099	641,601
Marketable equity securities	—	14,205
Accounts receivable, net of allowances of $6,444 and $6,505 at April 26, 2008 and October 27, 2007, respectively	167,879	175,755
Inventories	12,418	18,017
Deferred tax assets	77,940	22,781
Prepaid expenses and other current assets	65,305	39,841

Total current assets	1,032,641	912,200
Long-term investments	87,392	137,524
Property and equipment, net	210,872	204,052
Goodwill	295,132	384,376
Intangible assets, net	253,793	272,652
Deferred tax assets	185,802	167
Other assets	16,872	19,129

Total assets	$2,082,504	$1,930,100

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$91,898	$108,810
Accrued employee compensation	78,885	76,017
Deferred revenue	102,990	94,533
Current liabilities associated with facilities lease losses	13,941	12,807
Liability associated with class action lawsuit	160,000	—
Other accrued liabilities	85,121	117,534

Total current liabilities	532,835	409,701
Convertible subordinated debt	168,579	167,498
Non-current liabilities associated with facilities lease losses	19,290	25,742
Non-current liabilities — deferred taxes	—	22,781
Non-current deferred revenue	37,875	36,344
Non-current income tax liability	41,544	—
Other non-current liabilities	1,349	1,376

Total liabilities	801,472	663,442

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 372,083 and 387,406 shares at April 26, 2008 and October 27, 2007, respectively	372	387
Additional paid-in capital	1,363,339	1,462,782
Accumulated other comprehensive loss	(1,650)	(1,180)
Accumulated deficit	(81,029)	(195,331)

Total stockholders’ equity	1,281,032	1,266,658

Total liabilities and stockholders’ equity	$2,082,504	$1,930,100

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	April 26,	April 28,
	2008	2007
Cash flows from operating activities:
Net income	$111,223	$34,161
Adjustments to reconcile net income to net cash provided by operating activities:
Release of valuation allowance	(185,176)	—
Excess tax benefit from employee stock plans	1,084	(161)
Depreciation and amortization	59,524	40,802
Loss on disposal of property and equipment	1,196	203
Net losses on investments and marketable equity securities	6,447	—
Provision for doubtful accounts receivable and sales allowances	3,309	1,662
Non-cash compensation expense	19,647	14,729
Non-cash facilities lease loss benefit	(477)	—
Changes in assets and liabilities:
Accounts receivable	11,586	53,735
Inventories	5,599	(4,585)
Prepaid expenses and other assets	(21,703)	(8,997)
Accounts payable	(16,792)	(20,938)
Accrued employee compensation	2,597	(22,272)
Deferred revenue	9,988	12,274
Other accrued liabilities	35,063	(18,385)
Liabilities associated with facilities lease losses	(4,841)	(2,653)
Liability associated with class action lawsuit	160,000	—

Net cash provided by operating activities	198,274	79,575

Cash flows from investing activities:
Purchases of short-term investments	(101,575)	(290,890)
Purchases of long-term investments	(37,731)	(91,801)
Proceeds from maturities and sale of short-term investments	298,446	377,833
Proceeds from maturities and sale of long-term investments	22,483	5,847
Proceeds from sale of marketable equity securities and equity investments	9,926	—
Purchases of property and equipment	(31,251)	(27,587)
Decrease in restricted cash	—	5,839
Cash acquired on merger with McDATA	—	147,407
Cash paid in connection with acquisitions, net of cash acquired	(43,554)	(7,704)

Net cash provided by investing activities	116,744	118,944

Cash flows from financing activities:
Payments on capital lease obligations	—	(706)
Proceeds from issuance of common stock, net	14,699	75,700
Common share repurchase program	(130,181)	(59,874)
Redemption of outstanding convertible debt	—	(124,185)
Excess tax benefit from employee stock plans	(1,084)	161

Net cash used in financing activities	(116,566)	(108,904)

Effect of exchange rate fluctuations on cash and cash equivalents	(674)	(145)

Net increase in cash and cash equivalents	197,778	89,470
Cash and cash equivalents, beginning of period	315,755	274,368

Cash and cash equivalents, end of period	$513,533	$363,838

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
     Brocade Communications Systems, Inc. (“Brocade” or the “Company”) has prepared the accompanying financial data as of April 26, 2008, and for the three and six months ended April 26, 2008 and April 28, 2007, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 27, 2007 Condensed Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2007.
     In the opinion of management, all adjustments (which include only normal recurring adjustments, except as otherwise indicated) necessary to present a fair statement of financial position as of April 26, 2008, results of operations for the three and six months ended April 26, 2008 and April 28, 2007, and cash flows for the six months ended April 26, 2008 and April 28, 2007 have been made. The results of operations for the three and six months ended April 26, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), effective at the beginning of fiscal year 2008. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Recognition of a tax position is determined when it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. Upon its adoption of FIN 48, the Company applied the provisions of FIN 48 to all income tax positions. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity or net assets on the Company’s Condensed Consolidated Balance Sheet as of the beginning of fiscal year 2008.

Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet adopted SFAS 157, but do not expect the adoption of SFAS 157 will have a material impact on our financial position, results of operations, and cash flows.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet adopted SFAS 159, but are currently assessing the impact that SFAS 159 may have on our financial position, results of operations, and cash flows.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R requires the acquirer in a business combination to recognize assets and liabilities assumed at their fair values and to recognize acquisition-related costs separately from the acquisition. SFAS 141R is effective for business combinations with acquisition dates in fiscal years beginning on or after December 15, 2008. We have not yet adopted SFAS 141R, but are currently assessing the impact that SFAS 141R may have on our financial position, results of operations, and cash flows.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We have not yet adopted SFAS 160, but are currently assessing the impact that SFAS 160 may have on our financial position, results of operations, and cash flows.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations, and cash flows. SFAS 161 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have not yet adopted SFAS 161, but are currently assessing the impact that SFAS 161 may have on our disclosures.
     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have not yet adopted FSP APB 14-1, but are currently assessing the impact that FSP APB 14-1 may have on our financial position, results of operations, and cash flows.

2. Balance Sheet Details
     The following tables provide details of selected balance sheet items (in thousands):

	April 26,	October 27,
	2008	2007
Inventories:
Raw materials	$1,021	$11,860
Finished goods	11,397	6,157

Total	$12,418	$18,017

Property and equipment, net:
Computer equipment and software	$108,090	$102,643
Engineering and other equipment	201,195	182,640
Furniture and fixtures	11,692	11,152
Leasehold improvements	57,155	56,052
Land and building	79,823	79,523

Subtotal	457,955	432,010
Less: Accumulated depreciation and amortization	(247,083)	(227,958)

Total	$210,872	$204,052

	April 26,	October 27,
	2008	2007
Other accrued liabilities:
Income taxes payable	$8,310	$46,739
Accrued warranty	5,850	5,923
Inventory purchase commitments	27,238	23,176
Accrued sales programs	12,617	11,245
Other	31,106	30,451

Total	$85,121	$117,534

3. Investments and Equity Securities
     The following tables summarize the Company’s investments and equity securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
April 26, 2008
U.S. government and its agencies and municipal obligations	$59,694	$451	$—	$60,145
Corporate bonds and notes	218,383	983	(1,565)	217,801
Marketable equity securities	5,012	—	—	5,012

Total	$283,089	$1,434	$(1,565)	$282,958

Reported as:
Short-term investments and marketable equity securities				$195,566
Long-term investments				87,392

Total				$282,958

October 27, 2007
U.S. government and its agencies and municipal obligations	$168,064	$175	$(17)	$168,222
Corporate bonds and notes	284,711	702	(524)	284,889
Marketable equity securities	26,189	—	(1,725)	24,464

Total	$478,964	$877	$(2,266)	$477,575

Reported as:
Short-term investments and marketable equity securities				$340,051
Long-term investments				137,524

Total				$477,575

     For the three months ended April 26, 2008, losses of $4.3 million were realized on the sale of marketable equity securities and losses of $0.4 million were realized on the sale of short-term and long-term investments. For the three months ended April 28, 2007, gains of $0.6 million were realized on the sale of short-term investments. At April 26, 2008 and October 27, 2007, net unrealized holding losses of $0.1 million and $1.4 million, respectively, were included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets. Marketable equity securities are held for purposes other than trading. There were no impairment charges on marketable equity securities during the six months ended April 26, 2008.
4. Goodwill and Intangible Assets
     During the second quarter of fiscal year 2008, the Company allocated goodwill to the reportable segments. The following table presents the goodwill activity during the six months ended April 26, 2008 (in thousands):

		Service,
	Data Center	Support,
	Infrastructure	Solutions	Other	Total
Balance at October 27, 2007	$—	$—	$—	$384,376
Tax adjustment(1)	—	—	—	(19,726)

Balance at January 26, 2008	235,439	59,255	69,956	364,650
Acquisitions	—	20,873	—	20,873
Tax adjustment(2)	(56,767)	(31,154)	(2,470)	(90,391)

Total	$178,672	$48,974	$67,486	$295,132

(1)	The goodwill adjustment of $19.7 million was primarily a result of reversing deferred tax assets of acquired companies.

(2)	The goodwill adjustment of $90.4 million was primarily a result of recording deferred tax assets of acquired companies due to the valuation allowance release.
     The Company amortizes intangible assets over a useful life ranging from 6 months to 14 years.
     Intangible assets as of April 26, 2008 consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Tradename	$14,873	$5,000	$9,873
Core/Developed technology	154,754	54,567	100,187
Customer relationships	179,412	36,260	143,152
Non-compete agreements	970	389	581
Backlog	80	80	—

Total intangible assets	$350,089	$96,296	$253,793

     Intangible assets as of October 27, 2007 consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Tradename	$11,373	$3,089	$8,284
Core/Developed technology	154,454	34,929	119,525
Customer relationships	167,011	22,317	144,694
Non-compete agreements	371	222	149
Backlog	80	80	—

Total intangible assets	$333,289	$60,637	$272,652

     For the three and six months ended April 26, 2008, total amortization expense related to intangible assets of $8.5 million and $19.8 million, respectively, is included in cost of revenues, and $7.9 million and $15.8 million, respectively, is included in operating expenses in the Condensed Consolidated Statements of Income. For both the three and six months ended April 28, 2007, total amortization expense related to intangible assets of $11.3 million is included in cost of revenues in the Condensed Consolidated Statement of Income. For the three and six months ended April 28, 2007, total amortization expense related to intangible assets of $8.0 million and $8.9 million, respectively, is included in operating expenses in the Condensed Consolidated Statements of Income.

     The following table presents the estimated future amortization of intangible assets (in thousands):

Future
Estimated
Fiscal Year	Amortization
2008 (1)	$33,226
2009	66,356
2010	53,230
2011	43,257
2012	29,902
2013	17,542
2014	3,956
2015	1,449
2016	1,449
2017	1,449
2018	869
2019	499
2020	321
2021	207
2022	81

Total	$253,793

(1)	Reflects the remaining six months of fiscal year 2008.
5. Liabilities Associated with Facilities Lease Losses
     As of April 26, 2008, the Company had recorded $33.2 million in facilities lease loss reserve related to future lease commitments, net of expected sublease income. The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary.
     The following table summarizes the activity related to the facilities lease loss reserve, net of expected sublease income (in thousands), as of April 26, 2008:

Lease Loss
Reserve
Reserve balance at October 27, 2007	$38,549
Cash payments on facilities leases	(4,831)
Non-cash charges and other adjustments	(487)

Reserve balance at April 26, 2008	$33,231

     Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2017.
6. Convertible Subordinated Debt
     As of April 26, 2008, convertible subordinated debt includes $172.5 million of outstanding 2.25% convertible subordinated notes (the “2.25% Notes”) due February 15, 2010 previously issued by McDATA Corporation (“McDATA”). In accordance with purchase accounting rules, the 2.25% Notes were adjusted to their aggregate fair value of $166.5 million based on the quoted market closing price as of the acquisition date.
     On January 29, 2007, effective upon the consummation of the merger, the Company fully and unconditionally guaranteed and became a co-obligor on the 2.25% Notes with McDATA. The 2.25% Notes were convertible into McDATA’s Class A common stock at a conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares) at any time prior to February 15, 2010, subject to adjustments. Pursuant to the merger agreement, at the effective time of the merger each outstanding share of McDATA’s Class A common stock, $0.01 par value per share, was converted into the right to receive 0.75 shares of Brocade’s common stock, $0.001 par value per share, together with cash in lieu of fractional shares. As a result, an approximate aggregate of 12.1 million shares are subject to conversion at any time prior to February 15, 2010, subject to adjustments. For both the three and six months ended April 26, 2008, 12.1 million shares were dilutive and therefore included in the calculation of diluted net income per share.

     As of April 26, 2008, the approximate aggregate fair value of the outstanding debt was $157.0 million. We estimated the fair value of the outstanding debt by using the high and low prices per $100 of the Company’s 2.25% Notes as of the last day of trading for the second fiscal 2008 quarter, which were both $91.0.
     Concurrent with the issuance of the 2.25% Notes, McDATA entered into share option transactions using approximately $20.5 million of net proceeds. As part of these share option transactions, McDATA purchased options that cover approximately 12.1 million shares of common stock, at a strike price of $14.28. McDATA also sold options that cover approximately 12.7 million shares of common stock, at a strike price of $20.11. The net cost of the share option transactions was recorded against additional paid-in capital in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).
7. Commitments and Contingencies
Operating and Capital Leases
     The Company leases certain facilities and certain equipment under various operating and capital lease agreements expiring through January 2017. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $2.7 million as security for the leases. Future minimum lease payments under all non-cancelable operating leases as of April 26, 2008 total to $98.4 million, net of contractual sublease income of $6.5 million. In addition to base rent, many of the facilities lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses (see Note 5, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Condensed Consolidated Financial Statements).
Product Warranties
     The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience, current trends and our expectations regarding future experience. The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. The beginning balance for the six months ended April 26, 2008 reflects $2.6 million in warranty expenses resulting from the McDATA acquisition. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the six months ended April 26, 2008 and April 28, 2007 (in thousands):

	Six Months Ended
	April 26,	April 28,
	2008	2007
Beginning balance	$5,923	$2,230
Liabilities accrued for warranties issued during the period	2,416	6,855
Warranty claims paid and uses during the period	(1,878)	(1,794)
Changes in liability for pre-existing warranties during the period	(611)	(536)

Ending balance	$5,850	$6,755

     In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of April 26, 2008, there have been no known material events or circumstances that have resulted in a customer contract related indemnification liability to the Company.
Manufacturing and Purchase Commitments
     The Company has manufacturing agreements with Hon Hai Precision Industry Co., Ltd. (“Foxconn”), Sanmina-SCI Corporation (“Sanmina”) and Flextronics International Ltd. (“Flextronics”) under which the Company provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to the Company’s customers. The required lead-time for placing orders with Foxconn, Sanmina and Flextronics depends on the specific product. As of April 26, 2008, the Company’s aggregate commitment to Foxconn, Sanmina and Flextronics for inventory components used in the manufacture of Brocade products was $134.9 million, net of a purchase commitments reserve of $27.2 million, which the Company expects to utilize during future normal ongoing operations. The Company’s purchase orders placed with Foxconn, Sanmina and Flextronics are cancelable, however if cancelled, the agreements require the Company to purchase all inventory components not returnable, usable by, or sold to, other customers of the aforementioned contract manufacturers. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal operations.
Income Taxes
     In May 2008, the Internal Revenue Service (“IRS”) completed its field examination of our federal income tax return and issued a Revenue Agent’s Report (“RAR”). The IRS is contesting our transfer pricing for the cost sharing and buy-in arrangements with our foreign subsidiaries. The IRS’ proposed adjustment would offset approximately $306.0 million of our net operating loss carryforwards. The IRS’ proposed adjustment resulted in a tax assessment of approximately $6.4 million, excluding penalties and interest. The IRS may make similar claims against our transfer pricing arrangements in future examinations. We are in the process of filing a protest with the Appeals Office of the IRS to challenge the IRS’ proposed adjustment and assessment. In addition, the IRS notified the Company that our federal income tax returns for the three years ended October 28, 2006 will also be audited. Due to the net operating loss and credit carryforwards, our U.S. federal, state, and local income tax returns remain open for examination. The Company is generally not subject to non-U.S. income tax examinations for years before 2000. We believe we have adequate reserves for all open tax years.
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
     On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against Brocade and some but not all of the claims against McDATA and Inrange. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Brocade, McDATA and Inrange, was submitted to the Court for approval. In August 2005, the Court granted preliminary approval of the settlement. In December 2006, the appellate Court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. Neither Brocade, McDATA, nor Inrange is a test case. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six test cases, which the defendants in those cases have opposed. It is uncertain whether there will be any revised or future settlement. If the litigation proceeds, the Company believes that it has meritorious defenses to plaintiffs’ claims and intends to defend the action vigorously.
     Beginning on or about May 19, 2005, several securities class action complaints were filed against Brocade and certain of its then current and former officers. These actions were filed in the United States District Court for the Northern District of California on behalf of purchasers of Brocade’s stock from February 21, 2001 to May 15, 2005. These lawsuits followed and relate to Brocade’s restatement of certain financial results due to stock-based compensation accounting issues. On January 12, 2006, the Court appointed a lead plaintiff and lead counsel. On April 14, 2006, the lead plaintiff filed a consolidated complaint on behalf of purchasers of Brocade’s stock from May 18, 2000 to May 15, 2005. On November 3, 2006, the Court denied Brocade’s motion to dismiss the consolidated complaint and granted certain individual defendants’ motions to dismiss the consolidated complaint with leave to amend. On January 2, 2007, the lead plaintiffs filed an amended consolidated complaint on behalf of purchasers of Brocade’s stock from May 18, 2000 to May 15, 2005. The amended consolidated complaint names the Company and certain of its former officers and directors and alleges, among other things, violations of sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The amended consolidated complaint alleges, among other things, that Brocade and the individual defendants made false or misleading public statements regarding Brocade’s business and operations and seeks unspecified monetary damages and other relief against the defendants. On January 29, 2007, Brocade filed its answer to the amended consolidated complaint. On August 7, 2007, a federal jury convicted Brocade’s former Chief Executive Officer, Gregory Reyes, on ten criminal counts related to the Company’s historical stock option practices. On August 27, 2007, the Court denied certain individual defendants’ motion to dismiss the amended consolidated complaint. On October 12, 2007 the Court granted lead plaintiffs’ motion for class certification and certified a class in this action consisting of all persons and entities who purchased or otherwise acquired the securities of Brocade between May 18, 2000 to May 15, 2005, inclusive, and who were damaged thereby. The Court also partially granted plaintiffs’ motion for partial summary judgment against Mr. Reyes, who is a defendant in this action, prohibiting him from re-litigating in this class action the jury’s finding from Mr. Reyes’ criminal case that he knowingly and willfully made material misrepresentations in Brocade’s Annual Report on Form 10-K for 2001, 2002 and 2003. On December 5, 2007, a federal jury convicted Brocade’s former human resources director, Stephanie Jensen, on two criminal counts related to the Company’s historical stock option practices. (Ms. Jensen is not a defendant in the class action.) On May 13, 2008, the Court granted plaintiffs’ motion for partial summary judgment that Gregory Reyes was acting within the course and scope of his employment at Brocade when he signed Brocade’s Form 10-Ks for 2001, 2002 and 2003. On May 30, 2008, Brocade reached an agreement in principle with the lead plaintiffs to settle the federal securities class action that would result in a payment by Brocade of $160.0 million to the plaintiff class in exchange for the dismissal with prejudice of all claims against all defendants in the litigation. The settlement is subject to final documentation and approval by the Federal District Court. Based on the preliminary settlement, Brocade recorded an estimated settlement expense of $160.0 million in connection with the federal securities class action in the three months ended April 26, 2008.
     Beginning on or about May 24, 2005, several derivative actions were also filed against certain of Brocade’s current and former officers and directors. These actions were filed in the United States District Court for the Northern District of California and in the California Superior Court in Santa Clara County. The complaints allege, among other things, that certain of Brocade’s officers and directors breached their fiduciary duties to Brocade by engaging in alleged wrongful conduct, including conduct complained of in the securities litigation described above. Brocade is named solely as a nominal defendant against whom the plaintiffs seek no monetary recovery (other than the award of attorneys’ fees). The derivative actions pending in the District Court for the Northern District of California were consolidated, and the Court created a Lead Counsel structure. The federal derivative plaintiffs filed a consolidated complaint in the District Court for the Northern District of California on October 7, 2005, and Brocade filed a motion to dismiss that action on October 27, 2005. On January 6, 2006, Brocade’s motion was granted, and the consolidated complaint in the District Court for the Northern District of California was dismissed with leave to amend. The parties to this action subsequently reached a preliminary settlement, and, on February 14, 2007, the Court entered an Order granting preliminary approval of the settlement. On April 27, 2007, the Court refused to grant final approval of the settlement at that time.
     On April 15, 2008, another related derivative action was filed in the United States District Court for the Northern District of California. The complaint alleges, among other things, that certain of Brocade’s officers and directors breached their fiduciary duties to Brocade and violated federal law by engaging in allegedly wrongful conduct including conduct complained of in the securities litigation and the other derivative litigation described above. Brocade is named solely as a nominal defendant against whom the plaintiff seeks no monetary recovery (other than the award of attorneys’ fees).
     The derivative actions pending in the Superior Court in Santa Clara County were also consolidated. The derivative plaintiffs filed a consolidated complaint on September 19, 2005. Brocade filed a motion to stay the state derivative action in deference to the substantially identical consolidated derivative action pending in the District Court for the Northern District of California, and on November 15, 2005, the state Court stayed the action. In October 2006, the Court partially lifted the stay and granted plaintiffs leave to file an amended complaint. On November 13, 2006, plaintiffs filed an amended complaint, and Brocade filed a demurrer to the action on March 9, 2007 and, on September 4, 2007, a motion to dismiss due to plaintiffs’ lack of standing.
     On February 22, 2008, Brocade’s Board of Directors appointed a Special Litigation Committee of the Board (the “SLC”) with plenary authority to, among other things, evaluate and resolve the claims asserted in the federal and state derivative actions. On April 25, 2008, the Court in the federal derivative litigation held a hearing at which Brocade informed the Court that Brocade was no longer seeking approval of the previously proposed federal derivative settlement.

     On October 23, 2007, a class action complaint was filed against Brocade and certain of its former officers and current and former directors. This action was filed in the California Superior Court in Santa Clara County on behalf of individuals who owned Brocade stock between February 21, 2001 and May 16, 2005. The complaint generally alleges that Brocade and the individual defendants breached the duty of disclosure by failing to disclose alleged wrongful conduct including conduct complained of in the securities litigation described above and seeks unspecified monetary damages and other relief against the defendants. On November 26, 2007, this action was removed from state court to the United States District Court for the Northern District of California. On November 28, 2007, Brocade filed a motion seeking to have this action deemed “related” to the consolidated federal securities class action described above. On December 3, 2007, Brocade filed a motion to dismiss the action in its entirety on the ground that it is preempted by the Securities Litigation Uniform Standards Act of 1998. On March 6, 2008, Brocade’s motion to dismiss was denied and the case was remanded to state court.
     No liabilities have been accrued in Brocade’s Condensed Consolidated Financial Statements associated with these matters as the amounts are not both probable and reasonably estimable, except as noted above with respect to the class action litigation.
Legal fees associated with indemnification obligations, defense and other related costs
     Pursuant to the Company’s charter documents and indemnification agreements, the Company has certain indemnification obligations to its officers, directors, and certain former officers and directors. Pursuant to such obligations, the Company has incurred substantial expenses related to legal fees and expenses advanced to certain former officers of the Company who are subject to pending criminal and/or civil charges by the SEC and other governmental agencies in connection with Brocade’s historical stock option grant practices. The Company has also incurred substantial expenses related to legal fees and expenses advanced to certain current and former officers and directors who are defendants in the civil actions described above. The Company has incurred similar expenses on behalf of current and former employees, officers, and directors who are witnesses in the civil and criminal matters described above. The Company expenses such amounts as incurred.
8. Derivative Accounting Policies
     In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. The derivatives entered into by the Company qualify for, and are designated as, fair value hedges and foreign-currency cash flow hedges as per the definitions in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, incorporating FASB Statements No. 137, 138 and 149 (“SFAS 133”).
     As of April 26, 2008, a loss of $0.1 million, net, which represented effective hedges of net investments, was reported as a component of accumulated other comprehensive income/(loss) within unrealized translation adjustment. Hedge ineffectiveness, which is reported in the Condensed Consolidated Statements of Income, was not significant.
9. Comprehensive Income
     The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 26,	April 28,	April 26,	April 28,
	2008	2007	2008	2007
Net income	$91,378	$843	$111,223	$34,162
Other comprehensive income:
Change in net unrealized gains (losses) on marketable equity securities, cash flow hedges and investments	2,606	13,066	1,261	13,023
Cumulative translation adjustments	79	930	(1,731)	404

Total comprehensive income	$94,063	$14,839	$110,753	$47,589

10. Employee Stock Plans
     The Company has several stock-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2007 (the “Plans”). At April 26, 2008, an aggregate of 120.6 million shares were authorized for future issuance under the Plans, which includes stock options, shares issued pursuant to the Employee Stock Purchase Plan (“ESPP”), and restricted stock units and other awards. A total of 75.4 million shares of common stock were available for grant under the Plans as of April 26, 2008. Awards that expire, or are cancelled without delivery of shares, generally become available for issuance under the Plans.
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

	Three Months Ended		Six Months Ended
	April 26,	April 28,	April 26,	April 28,
Equity Awards	2008	2007	2008	2007
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.5 — 3.5%	4.5 — 4.9%	1.5 — 4.1%	4.5 — 5.3%
Expected volatility	46.1%	46.6%	45.2%	47.1%
Expected term (in years)	4.0	4.0	4.0	3.7
Stock Options
     The Company recorded $4.5 million and $4.6 million of compensation expense related to stock options for the three months ended April 26, 2008 and April 28, 2007, respectively, in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). The Company recorded $9.7 million and $8.9 million of compensation expense related to stock options for the six months ended April 26, 2008 and April 28, 2007, respectively, in accordance with SFAS 123R. Compensation expense computed under the fair value method for stock options issued is being amortized under a graded vesting method over the options’ vesting period. A summary of stock option activity under the Plans for the six months ended April 26, 2008 and April 28, 2007 is presented as follows:

			Weighted-Average
			Remaining	Aggregate Intrinsic
	Shares	Weighted-Average	Contractual Term	Value
	(in thousands)	Exercise Price	(Years)	(in thousands)
Outstanding, October 27, 2007	43,197	$8.20
Granted	2,212	$7.15
Exercised	(621)	$5.33
Forfeited or expired	(663)	$12.02

Outstanding, January 26, 2008	44,125	$8.17

Granted	143	$7.35
Exercised	(1,264)	$5.44
Forfeited or expired	(2,132)	$11.64

Outstanding, April 26, 2008	40,872	$8.07	4.52	$42,846

Ending vested and expected to vest	38,099	$8.15	4.45	$40,294

Exercisable and vested, April 26, 2008	27,868	$8.49	3.99	$32,507

			Weighted-Average
			Remaining	Aggregate Intrinsic
	Shares	Weighted-Average	Contractual Term	Value
	(in thousands)	Exercise Price	(Years)	(in thousands)
Outstanding, October 28, 2006	39,954	$6.35
Granted	2,180	$9.14
Exercised	(4,249)	$5.58
Forfeited or expired	(546)	$5.28

Outstanding, January 27, 2007	37,339	$6.62

Assumed upon McDATA acquisition	15,632	$11.12
Granted	4,314	$9.08
Exercised	(8,044)	$9.36
Forfeited or expired	(2,683)	$12.71

Outstanding, April 28, 2007	46,558	$7.53	5.3	$155,977

Ending vested and expected to vest	44,026	$8.47	5.5	$147,666

Exercisable and vested, April 28, 2007	27,981	$9.53	4.7	$90,951

     The weighted-average grant date fair value of employee stock options granted during the three months ended April 26, 2008 and April 28, 2007 was $7.35 and $9.08, respectively. The total intrinsic value of stock options exercised for the three months ended April 26, 2008 and April 28, 2007 was $2.6 million and $30.2 million, respectively.
     As of April 26, 2008, there was $17.7 million of unrecognized compensation expense related to stock options. This expense is expected to be recognized over a weighted-average period of 1.38 years.
Employee Stock Purchase Plan
     Under Brocade’s Employee Stock Purchase Plan, eligible employees can participate and purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $1.7 million and $1.3 million for the three months ended April 26, 2008 and April 28, 2007, respectively, and $2.9 million and $2.5 million for the six months ended April 26, 2008 and April 28, 2007, respectively, in accordance with SFAS 123R.
     The fair value of the option component of the Employee Stock Purchase Plan shares was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	April 26,	April 28,	April 26,	April 28,
Employee Stock Purchase Plan	2008	2007	2008	2007
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.5 — 3.3%	5.1 — 5.2%	1.5 — 5.0%	5.1 — 5.2%
Expected volatility	44.8%	53.5%	44.8%	53.5%
Contractual term (in years)	0.5	0.5	0.5	0.5
     As of April 26, 2008, there was $0.6 million of unrecognized compensation expense related to employee stock purchases. This expense is expected to be recognized over a weighted-average period of 0.08 years.
Restricted Stock Awards
     No restricted stock awards were issued for the six months ended April 26, 2008. For the six months ended April 28, 2007, Brocade issued 0.1 million restricted stock awards to certain eligible employees at a purchase price of $0.00 per share. These restricted shares are not transferable until fully vested and are subject to repurchase for all unvested shares upon termination. The fair value of each award is based on the Company’s closing stock price on the date of grant. In addition, as part of its acquisition of McDATA, the Company became the administrator of retention compensation plans for certain employees. The plans provide the employees restricted stock that vests generally over a two year service period under certain conditions, subject to full acceleration of vesting upon termination without cause and execution of a release in favor of the Company. Compensation expense computed under the fair value method for restricted stock awards issued is being amortized under a graded vesting method over the awards’ vesting period and was immaterial for the three months ended April 26, 2008 and $1.1 million for the three months ended April 28, 2007, and $0.1 million and $2.4 million, respectively, for the six months ended April 26, 2008 and April 28, 2007.
     The weighted-average fair value of the restricted stock awards granted during the six months ended April 26, 2008 and April 28, 2007 was zero and $8.98, respectively. The total fair value of restricted stock awards vested for the six months ended April 26, 2008 and April 28, 2007 was $13.7 million and zero, respectively.
     As of April 26, 2008, unrecognized expense related to restricted stock awards was immaterial. A summary of the nonvested restricted stock awards for the six months ended April 26, 2008 and April 28, 2007 is presented as follows:

	Shares	Weighted-Average
	(in thousands)	Grant Date Fair Value
Nonvested, October 27, 2007	2,130	$3.75
Granted	—	$—
Vested	(1,820)	$4.38
Forfeited	(6)	$0.01

Nonvested, January 26, 2008	304	$0.12

Granted	—	$—
Vested	—	$—
Forfeited	(18)	$0.01

Nonvested, April 26, 2008	286	$0.13

Expected to vest, April 26, 2008	258	$0.13

	Shares	Weighted-Average
	(in thousands)	Grant Date Fair Value
Nonvested, October 28, 2006	1,848	$4.44
Granted	130	$8.98
Vested	(3)	$7.05
Forfeited	—	$—

Nonvested, January 27, 2007	1,975	$4.73

Assumed upon McDATA acquisition	1,058	$3.08
Granted	—	$—
Vested	(50)	$0.01
Forfeited	(174)	$0.99

Nonvested, April 28, 2007	2,809	$3.27

Expected to vest, April 28, 2007	2,346	$3.27

Restricted Stock Units
     For the six months ended April 26, 2008 and April 28, 2007, Brocade issued 1.8 million and 0.3 million restricted stock units, respectively. Typically, vesting of restricted stock units occurs over two to three years and is subject to the employee’s continuing service to Brocade. The compensation expense related to these awards of $4.0 million and $0.2 million for the three months ended April 26, 2008 and April 28, 2007, respectively, and $7.1 million and $0.5 million for the six months ended April 26, 2008 and April 28, 2007, respectively, was determined using the fair market value of Brocade’s common stock on the date of the grant and is recognized under a graded vesting method over the vesting period.

     A summary of the changes in restricted stock units outstanding under Brocade’s equity-based compensation plans during the six months ended April 26, 2008 and April 28, 2007 is presented as follows:

	Shares	Weighted-Average
	(in thousands)	Grant Date Fair Value
Nonvested, October 27, 2007	2,719	$8.29
Granted	1,029	$7.00
Vested	—	$—
Forfeited	(43)	$8.25

Nonvested, January 26, 2008	3,705	$7.93

Granted	801	$7.49
Vested	—	$—
Forfeited	(165)	$7.99

Nonvested, April 26, 2008	4,341	$7.85

Nonvested and expected to vest at April 26, 2008	3,565	$7.85

	Shares	Weighted-Average
	(in thousands)	Grant Date Fair Value
Nonvested, October 28, 2006	—	$—
Granted	346	$9.19
Vested	—	$—
Forfeited	—	$—

Nonvested, January 27, 2007	346	$9.19

Granted	15	$10.11
Vested	—	$—
Forfeited	(5)	$9.19

Nonvested, April 28, 2007	356	$9.19

Nonvested and expected to vest at April 28, 2007	278	$9.19

     The aggregate intrinsic value of restricted stock units outstanding at April 26, 2008 was $31.7 million.
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
     As of April 26, 2008, Brocade had $19.6 million of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants that are equity classified and $5.0 million of unrecognized compensation expense related to the long-term incentive plan that is liability classified. These expenses are expected to be recognized over a weighted-average period of 1.84 years. As of April 26, 2008, $2.5 million in compensation expense related to the long-term incentive plan had been recognized to date and no shares are expected to be issued as of April 26, 2008.

11. Segment Information
     FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Currently, the CODM is the Chief Executive Officer.
     During the first quarter of fiscal year 2008, the Company changed its internal reporting structure such that operations are managed and reported in four operating units, of which two are individually reportable segments: Data Center Infrastructure (“DCI”), and Service, Support, Solutions (“S3”); and two are combined into one reportable segment: Other. These segments are organized principally by product category. Prior to the six months ended April 26, 2008, the Company managed and reported its operations in two operating segments, each of which was a reportable segment: Product and Service.
     The types of products and services from which each reportable segment derives its revenues are as follows:
•	DCI includes a majority of our storage area network products and software;

•	S3 includes break/fix maintenance, extended warranty, installation, consulting, network management, related software maintenance and support revenue, and telecommunications services; and

•	Other includes embedded blades, host bus adapter products, and files products.
     Prior period segment results have been conformed to the new measurements of segment financial reporting. In addition, financial decisions and the allocation of resources are based on the information from the Company’s management reporting system.
     At this point in time, the Company does not track all of its assets by operating segments. Consequently, it is not practical to show assets by operating segments. The majority of the Company’s assets as of April 26, 2008 were attributable to its United States operations.
     Summarized financial information by reportable segment for the three and six months ended April 26, 2008 and April 28, 2007, based on the internal management system, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 26,	April 28,	April 26,	April 28,
	2008	2007	2008	2007
Net revenues
DCI	$262,148	$274,576	$527,317	$459,417
S3	59,311	44,830	109,214	61,771
Other	33,436	25,862	66,212	48,237

Total net revenues	354,895	345,268	702,743	569,425
Cost of revenues
DCI	104,380	130,222	210,978	194,298
S3	32,814	33,440	66,309	43,918
Other	12,248	10,758	23,426	18,994

Total cost of revenues	149,442	174,420	300,713	257,210
Gross margin
DCI	157,768	144,354	316,339	265,119
S3	26,497	11,390	42,905	17,853
Other	21,188	15,104	42,786	29,243

Total gross margin	$205,453	$170,848	$402,030	$312,215

12. Net Income per Share
     The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 26,	April 28,	April 26,	April 28,
	2008	2007	2008	2007
Basic net income per share
Net income	$91,378	$843	$111,223	$34,162
Weighted-average shares of common stock outstanding	375,115	398,738	379,300	336,957
Less: Weighted-average shares of common stock subject to repurchase	(288)	(3,164)	(290)	(2,742)

Weighted-average shares used in computing basic net income per share	374,827	395,574	379,010	334,215
Basic net income per share	$0.24	$0.00	$0.29	$0.10

Diluted net income per share
Net income	$91,378	$843	$111,223	$34,162
Interest on convertible subordinated debt, net of income tax effect	1,058	—	1,627	—

Net income, as adjusted	92,436	843	112,850	34,162

Weighted-average shares used in computing basic net income per share	374,827	395,574	379,010	334,215
Dilutive potential common shares	18,644	16,415	19,365	14,348

Weighted-average shares used in computing diluted net income per share	393,471	411,989	398,375	348,563

Diluted net income per share	$0.23	$0.00	$0.28	$0.10

     For the three months ended April 26, 2008 and April 28, 2007, potential common shares in the form of stock options to purchase 15.7 million and 12.4 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share. For the six months ended April 26, 2008 and April 28, 2007, potential common shares in the form of stock options to purchase 15.7 million and 3.1 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share. For both the three and six months ended April 26, 2008, 12.1 million shares were dilutive and therefore included in the calculation of diluted net income per share. For both the three months and six months ended April 28, 2007, potential common shares resulting from the potential conversion, on a weighted-average basis, of the Company’s convertible subordinated debt of 6.5 million common shares were antidilutive and therefore not included in the computation of diluted earnings per share for that period. No dilutive effect has been included for the share options sold during the three months ended April 28, 2007 in relation to the convertible subordinated debt because of their anti-dilutive impact.
13. Income Taxes
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Recognition of a tax position is determined when it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority.
     We adopted FIN 48 effective at the beginning of fiscal year 2008. As a result, the cumulative effect of applying FIN 48 was a $3.1 million increase to retained earnings at the beginning of fiscal year 2008. Historically, we have classified unrecognized tax benefits as current income taxes payable. Under FIN 48, we now classify unrecognized tax benefits as long-term income taxes payable except to the extent we anticipate cash payment within the next year. The amount of unrecognized tax benefits at the beginning of fiscal year 2008 was $90.4 million, including interest and penalties of $2.6 million, and was reported in long-term income taxes payable and as a reduction in deferred tax assets. Of this amount, $56.9 million is related to unrecognized tax benefits that, if recognized, would affect our effective tax rate.
     Upon adoption of FIN 48, the Company adopted an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of interest and penalties accrued as of the beginning of fiscal year

2008 was $2.6 million. For the three and six months ended April 26, 2008, the Company expensed an additional amount of $0.3 million and $0.5 million, respectively, for interest and penalties related to income tax liabilities through income tax expense.
     As of April 26, 2008, the Company believes that sufficient positive evidence exists from historical operations and projections of future years to conclude that it is more likely than not to realize its deferred tax assets. The Company continues to apply a valuation allowance on the deferred tax assets relating to capital loss carryforwards, investments and foreign operating loss carryforwards due to limited carryforward periods and the character of such tax attributes. The release of the valuation allowance resulted in a tax benefit of $185.2 million and a reduction of goodwill of $90.4 million during the three months ended April 26, 2008.
     For the three and six months ended April 26, 2008, the Company recorded income tax benefit of $201.8 million and $168.6 million, respectively. For the three and six months ended April 28, 2007, the Company recorded income tax expense of $16.7 million and $30.3 million, respectively. The change is primarily attributable to the release of the valuation allowance.
14. Subsequent Events
     On May 23, 2008, we purchased property located in San Jose, California, which consists of three unimproved building parcels that are entitled for approximately 562,000 square feet of space in three buildings. The total purchase price for the property was $50.9 million. In connection with the purchase, we also engaged a third party as development manager to manage the development and construction of improvements on the property. Our obligation for development and construction of three buildings and a parking garage on the purchased property is approximately $173.0 million (in addition to the purchase price), payable in various installments over approximately the next 27 months. In connection with the purchase, we also obtained a four-year option, exercisable at our sole discretion, to purchase a fourth unimproved approximate 4 acre parcel for a fixed price of approximately $26.0 million. We plan to develop the land over the next eighteen months and finance the purchase and the development through operating cash flows.
     On May 30, 2008, Brocade reached an agreement in principle with the lead plaintiffs to settle the federal securities class action that would result in a payment by Brocade of $160.0 million to the plaintiff class in exchange for the dismissal with prejudice of all claims against all defendants in the litigation. The settlement is subject to final documentation and approval by the Federal District Court. Based on the preliminary settlement, Brocade recorded an estimated settlement expense of $160.0 million in connection with the federal securities class action in the three months ended April 26, 2008.
     In addition, in estimating the Company’s tax provision for the three and six months ended April 26, 2008, Brocade has made an assumption regarding the timing of the future payment of this settlement. In doing so, the Company has estimated that it will be deductible in the Fiscal 2008 tax year. The actual timing of the deductibility of this settlement will be driven or influenced by several factors which may be beyond the Company’s control including, but not limited to, the time it takes to document the agreement, the length of notice period required by the Federal District Court, when the settlement is approved by the Federal District Court, and when payment is made to the plaintiff class. If the timing of the deduction occurs outside of the Fiscal 2008 tax year, our tax provision for Fiscal 2008 and the remaining periods therein may be impacted.

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
Organization and Operations of Brocade
     Brocade Communications Systems, Inc. (“Brocade” or the “Company”) is the leading supplier of data center networking solutions that help enterprises connect and manage their information. The Company offers a comprehensive line of data center networking hardware and software products and services that enable businesses to make their data centers more efficient, reliable and adaptable.
     Brocade products and services are designed to help information technology (“IT”) organizations manage their data and data center infrastructure assets in an efficient, cost-effective manner. In the first fiscal quarter of 2008, Brocade reorganized the Company into four operating units. The objective of this new organization is to allow the Company to more effectively focus on growth opportunities, while being well-positioned to more rapidly scale and accommodate new business opportunities, including potential future acquisitions. The four operating units are as follows:
•	The Data Center Infrastructure (“DCI”) operating unit encompasses the Brocade family of Storage Area Network (“SAN”) business which includes infrastructure products and solutions including directors, switches, routers, fabric-based software applications, distance/extension products, as well as management applications and utilities to centralize data management.

•	The Files (“Files”) operating unit includes the Brocade family of File Area Network (“FAN”) solutions which includes both software and hardware offerings for more effectively managing file data and storage resources.

•	The Server Edge and Storage (“SES”) operating unit includes our new host bus adapters (“HBAs”) and Intelligent Server Adapter initiatives as well as our SAN switch modules for bladed servers and embedded switches for blade servers.

•	The Support, Services and Solution (“S3”) operating unit includes services that assist customers with consulting and support in designing, implementing, deploying and managing data center enterprise solutions as well as post-contract customer support.
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

Overview
     Our goal is to be the preeminent provider of storage area network equipment and the leading provider of data center networking solutions that help enterprises connect and manage their information. We entered fiscal year 2008 with what we believe is a strong combination of products, services and solutions. We have introduced new technologies and product lines such as the introduction of our DCX Backbone, new 8 Gigabit fabric switches and HBAs, as well as the new Brocade File Management Engine (“FME”) product.
     When considering the IT spending environment, we remain cautious about spending at a macroeconomic level. While we remain more optimistic about spending at the enterprise level on large projects in the deployment phase, we are concerned about the potential for reduced IT budgets. However, our core markets remain very competitive and we believe that our new product introductions and our installed base put us in a strong competitive position.
     Historically, the third fiscal quarter of 2008 is our weakest seasonal quarter with revenues flat to slightly down from the second fiscal quarter of 2008. While at the end of the first fiscal quarter of 2008 we believed that with our new DCX product introduction we would have a product cycle advantage in the market that somewhat dampens this normal seasonality, we now believe this upside has been offset by the macroeconomic uncertainty. We are therefore expecting the net result will be a typical normal seasonal pattern of flat to slightly down.
     In the second fiscal quarter of 2008, the pricing environment remained stable and sequential like-for-like average selling price declines were in the low single digits. We expect that quarterly average selling price declines will remain in the low single digits but up slightly from recent prior quarters as enterprise customers try to stretch their available budget dollars.
     In the DCI market segment, we are seeing growth within the director market due to the introduction of our DCX backbone product, which we believe is growing faster than we originally expected, especially when compared to the release of our 48K director in 2005. However, we believe that the upside from this growth may be offset by macroeconomic uncertainty in the third fiscal quarter of 2008. We believe that our new 8 Gigabit switch products will make a revenue contribution in the second half of fiscal year 2008. We believe that our segment mix in the third fiscal quarter of 2008 will include a higher mix of switches versus directors than in the second fiscal quarter of 2008, which will put slight downward pressure in gross margins in the third fiscal quarter of 2008.
     We continue to make progress in the development of our HBA business and expect to see initial product revenues from our internally developed 8 Gigabit products in the second half of fiscal year 2008. We expect to begin to see revenue contribution from our HBA products in fiscal year 2009.
     We recently introduced a new product in our File Management Engine product during the second fiscal quarter of 2008. We expect to see revenue contribution from this product ramp throughout the second half of fiscal year 2008, however, we do not anticipate it will be a material component of our overall revenues.

Results of Operations
     The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues except for cost of revenues and gross margin which are indicated as a percentage of the respective segment net revenues:

	Three Months Ended		Six Months Ended
	April 26,	April 28,	April 26,	April 28,
	2008	2007	2008	2007
Net revenues
DCI	73.9%	79.5%	75.0%	80.7%
S3	16.7	13.0	15.5	10.8
Other	9.4	7.5	9.5	8.5

Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues
DCI	39.8	47.4	40.0	42.3
S3	55.3	74.6	60.7	71.1
Other	36.6	41.6	35.4	39.4

Total cost of revenues	42.1	50.5	42.8	45.2

Gross margin
DCI	60.2	52.6	60.0	57.7
S3	44.7	25.4	39.3	28.9
Other	63.4	58.4	64.6	60.6

Total gross margin	57.9	49.5	57.2	54.8
Operating expenses:
Research and development	17.2	16.9	17.0	17.7
Sales and marketing	19.7	17.2	18.9	17.2
General and administrative	3.8	3.9	3.7	3.7
Legal fees associated with indemnification obligations, and other related costs	1.3	4.4	2.1	3.6
Provision for class action lawsuit	45.1	—	22.8	—
Acquisition and integration costs	—	2.2	—	2.6
Amortization of intangible assets	2.2	2.3	2.3	1.6
Facilities lease losses (benefits)	(0.1)	—	(0.1)	—

Total operating expenses	89.2	46.9	66.7	46.4

Income (loss) from operations	(31.3)	2.6	(9.5)	8.5
Interest and other income, net	2.1	3.1	2.7	3.2
Interest expense	(0.5)	(0.6)	(0.4)	(0.4)
Loss on sale of investments	(1.3)	—	(1.0)	—

Income (loss) before provision for income taxes	(31.0)	5.1	(8.2)	11.3
Income tax provision (benefit)	(56.7)	4.8	(24.0)	5.3

Net income	25.7%	0.2%	15.8%	6.0%

     Revenues. Our revenues are derived primarily from sales of our family of SAN products and our service and support offerings related to those products. Our fabric switches and directors, which range in size from 8 ports to 896 ports, connect our customers’ servers and storage devices creating a SAN.
     Our total net revenues for the three months ended April 26, 2008 and April 28, 2007 were as follows (in thousands):

	Three Months Ended
	April 26,	% of Net	April 28,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change
DCI	$262,148	73.9%	$274,576	79.5%	$(12,428)	(4.5)%
S3	59,311	16.7%	44,830	13.0%	14,481	32.3%
Other	33,436	9.4%	25,862	7.5%	7,574	29.3%

Total net revenues	$354,895	100.0%	$345,268	100.0%	$9,627	2.8%
     The increase in total net revenues for the three months ended April 26, 2008 as compared with total net revenues for the three months ended April 28, 2007 reflects growth in sales of S3 offerings and other products, offset by a decrease in DCI product revenues. The increase in S3 revenues is a result of the continued expansion of our installed base. Other revenues increased due to a 40.5 percent increase in the number of ports shipped as a result of our continued growth in the embedded switch market, partially offset by a 3.5 percent decrease in the average selling price per port. DCI revenues for the period reflects a 13.2 percent increase in the number of ports shipped, offset by an 11.7 percent decline in average selling price per port and a $10.8 million reduction in third-party revenue for the three months ended April 26, 2008.
     For the three months ended April 26, 2008 and April 28, 2007, the declines in average selling prices are the result of a continuing competitive pricing environment and change in product mix. We believe the increase in the number of ports shipped reflects higher demand for our products as well as higher market demand as end-users continue to consolidate storage and servers infrastructures using SANs, expand SANs to support more applications, and deploy SANs in new environments.
     Our total net revenues for the six months ended April 26, 2008 and April 28, 2007 were as follows (in thousands):

	Six Months Ended
	April 26,	% of Net	April 28,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change
DCI	$527,317	75.0%	$459,417	80.7%	$67,900	14.8%
S3	109,214	15.5%	61,771	10.8%	47,443	76.8%
Other	66,212	9.5%	48,237	8.5%	17,975	37.3%

Total net revenues	$702,743	100.0%	$569,425	100.0%	$133,318	23.4%
     The increase in total net revenues for the six months ended April 26, 2008 as compared with total net revenues for the six months ended April 28, 2007 reflects growth in sales of DCI products, S3 offerings and other products. The increase in DCI revenues for the period reflected a 28.3 percent increase in the number of ports shipped, due to our acquisition of McDATA in January 2007 and mix shift from lower port density switch products to higher port density director products, partially offset by an 8.1 percent decline in average selling price per port. The increase in S3 revenues is a result of the McDATA acquisition as well as the continued expansion of our installed base. Other revenues increased due to a 42.4 percent increase in the number of ports shipped as a result of our continued growth in the embedded switch market, partially offset by a 3.6 percent decline in average selling price per port.
     For the six months ended April 26, 2008 and April 28, 2007, the declines in average selling prices are the result of a continuing competitive pricing environment and change in product mix. We believe the increase in the number of ports shipped reflects higher demand for our products due in part to expansion of our installed base as a result of the McDATA acquisition as well as higher market demand as end-users continue to consolidate storage and servers infrastructures using SANs, expand SANs to support more applications, and deploy SANs in new environments.
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

     Brocade’s first and fourth fiscal quarters are seasonally stronger quarters from a revenue perspective than its second and third fiscal quarters.
     Our total net revenues by geographical area for the three months ended April 26, 2008 and April 28, 2007 were as follows (in thousands):

	Three Months Ended
	April 26,	% of Net	April 28,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change
Domestic	$220,869	62.2%	$225,162	65.2%	$(4,293)	(1.9)%
International	134,026	37.8%	120,106	34.8%	13,920	11.6%

Total net revenues	$354,895	100.0%	$345,268	100.0%	$9,627	2.8%
     Our total net revenues by geographical area for the six months ended April 26, 2008 and April 28, 2007 were as follows (in thousands):

	Six Months Ended
	April 26,	% of Net	April 28,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change
Domestic	$437,896	62.3%	$358,346	62.9%	$79,550	22.2%
International	264,847	37.7%	211,079	37.1%	53,768	25.5%

Total net revenues	$702,743	100.0%	$569,425	100.0%	$133,318	23.4%
     Historically, domestic revenues have accounted for between 59 percent and 75 percent of total net revenues. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. For the three and six months ended April 26, 2008 as compared to the three and six months ended April 28, 2007, international revenues increased as a percentage of total net revenues primarily as a result of increased direct product shipments to international regions. Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM customers, but we believe that international revenue is a larger percent of our total revenue than the attributed revenues may indicate.
     A significant portion of our revenue is concentrated among a relatively small number of OEM customers. For the three months ended April 26, 2008, three customers each represented ten percent or more of our total revenues for a combined total of 65 percent of our total revenues. For the three months ended April 28, 2007, the same three customers each represented ten percent or more of our total revenues for a combined total of 67 percent of our total revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM customers. Therefore, the loss of, or a decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers could seriously harm our financial condition and results of operations.
     A majority of the Company’s trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of April 26, 2008, three customers each accounted for 21 percent, 18 percent and 12 percent of total accounts receivable. As of October 27, 2007, three customers each accounted for 21 percent, 17 percent and 13 percent of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances, and other allowances. While the Company has not experienced material credit losses in any of the periods presented, there can be no assurance that the Company will not experience material credit losses in the future.

     Gross margin for the three months ended April 26, 2008 and April 28, 2007 were as follows (in thousands):

	Three Months Ended
	April 26,	% of Net	April 28,	% of Net	Increase/	% Points
	2008	Revenue	2007	Revenue	(Decrease)	Change
DCI	$157,768	60.2%	$144,354	52.6%	$13,414	7.6%
S3	26,497	44.7%	11,390	25.4%	15,107	19.3%
Other	21,188	63.4%	15,104	58.4%	6,084	5.0%

Total gross margin	$205,453	57.9%	$170,848	49.5%	$34,605	8.4%
     Gross margin for the three months ended April 26, 2008 was 57.9 percent, an increase of 8.4 percentage points from 49.5 percent for the three months ended April 28, 2007. For the three months ended April 26, 2008, DCI product costs relative to net revenues decreased by 7.6 percent as compared to the three months ended April 28, 2007. This is primarily the result of a 6.8 percent decrease in product costs due to a mix shift from switch products for the three months ended April 28, 2007 toward higher margin products for the three months ended April 26, 2008, and a reduction in intangibles amortization included in DCI as a percent of revenue by 0.8 percent. During the three months ended April 26, 2008, DCI product costs aside from amortization and product costs were relatively unchanged, as declines in average selling price were matched by declines in product costs, in part due to an increase in the volume of shipments. S3 operations costs decreased by 19.3 percent relative to net revenues primarily due to increased revenue of $14.5 million over flat operating costs for the three months ended April 26, 2008 relative to the three months ended April 28, 2007. Other product costs decreased by 5.0 percent relative to net revenues primarily due to a decrease in product costs from favorable sales product mix, partially offset by a 4.5 percent increase in payroll related expenses related to increased headcount for the three months ended April 26, 2008 relative to the three months ended April 28, 2007.
     Gross margin for the six months ended April 26, 2008 and April 28, 2007 were as follows (in thousands):

	Six Months Ended
	April 26,	% of Net	April 28,	% of Net	Increase/	% Points
	2008	Revenue	2007	Revenue	(Decrease)	Change
DCI	$316,339	60.0%	$265,119	57.7%	$51,220	2.3%
S3	42,905	39.3%	17,853	28.9%	25,052	10.4%
Other	42,786	64.6%	29,243	60.6%	13,543	4.0%

Total gross margin	$402,030	57.2%	$312,215	54.8%	$89,815	2.4%
     Gross margin for the six months ended April 26, 2008 was 57.2 percent, an increase of 2.4 percentage points from 54.8 percent for the six months ended April 28, 2007. For the six months ended April 26, 2008, DCI product costs relative to net revenues decreased by 2.3 percent as compared to the six months ended April 28, 2007. This is primarily the result of a 4.4 percent decrease in product costs due to a mix shift from switch products for the six months ended April 28, 2007 toward higher margin products for the six months ended April 26, 2008, offset by an increase in intangibles amortization by $8.5 million, as well as the increase in manufacturing costs due to increased headcount resulting from the McDATA acquisition. S3 operations costs decreased by 10.4 percent relative to net revenues primarily due to a 76.8% increase in revenue offset by increases in headcount and outside services, as the organization was expanded as a result of the McDATA acquisition. Other product costs decreased by 4.0 percent relative to net revenues primarily due to a favorable sales product mix partially offset by a slight increase in manufacturing costs.
     Gross margin is primarily affected by average selling price per port, number of ports shipped and cost of goods sold. As described above, we expect that average selling prices per port for our products will continue to decline at rates consistent with historical rates, unless they are further affected by accelerated pricing pressures, new product introductions by us or our competitors, or other factors that may be beyond our control. We believe that we have the ability to partially mitigate the effect of declines in average selling price per port on gross margins through our product and manufacturing operations cost reductions. However, the average selling price per port could decline at a faster pace than we anticipate. If this dynamic occurs, we may not be able to reduce our costs fast enough to prevent a decline in our gross margins. In addition, we must continue to increase the current volume of ports shipped to maintain our current gross margins. If we are unable to offset future reductions in average selling price per port with reductions in product and manufacturing operations costs, or if as a result of future reductions in average selling price per port our revenues do not grow, our gross margins would be negatively affected.

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
     R&D expenses for the three months ended April 26, 2008 and April 28, 2007 were as follows (in thousands):

April 26,	% of Net	April 28,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change
$61,131	17.2%	$58,303	16.9%	$2,828	4.9%
     R&D expenses increased for the three months ended April 26, 2008 as compared to the three months ended April 28, 2007. This increase is primarily due to a $2.1 million increase in nonrecurring engineering charges and a $2.8 million increase due to headcount shift from sustaining development to new development projects, offset by a $2.6 million decrease in bonuses paid to transitional employees as a result of the McDATA and Silverback acquisitions. R&D expenses increased 0.3 percentage points as a percent of total net revenues in the three months ended April 26, 2008 compared with the three months ended April 28, 2007.
     R&D expenses for the six months ended April 26, 2008 and April 28, 2007 were as follows (in thousands):

April 26,	% of Net	April 28,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change
$119,336	17.0%	$100,694	17.7%	$18,642	18.5%
     R&D expenses increased in absolute dollars for the six months ended April 26, 2008 as compared to the six months ended April 28, 2007. This increase is primarily due to a $5.5 million increase in salaries and headcount related costs as a result of the McDATA and Silverback acquisitions, $3.0 million in additional outside service related expenses related to product development including our recent introduction in our 8 Gigabit switch family, $2.4 million in prototypes and nonrecurring engineering charges, a $3.5 million increase in expenses related to IT and facilities, a $3.9 million increase in expenses related to legal, HR and finance, and a $1.7 million increase due to headcount shift from sustaining development to new development projects, partially offset by a $4.1 million decrease in acquisition and engineering related bonuses. R&D expenses decreased 0.7 percentage points as a percent of total net revenues in the six months ended April 26, 2008 compared with the six months ended April 28, 2007.
     We currently anticipate that R&D expenses, as a percent of revenue and in absolute dollars, for the three months ending July 26, 2008 will be relatively consistent with the three months ended April 26, 2008.
     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales, costs associated with promotional and travel expenses, and IT and facilities expenses.
     Sales and marketing expenses for the three months ended April 26, 2008 and April 28, 2007 were as follows (in thousands):

April 26,	% of Net	April 28,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change
$69,985	19.7%	$59,364	17.2%	$10,621	17.9%
     Sales and marketing expenses increased for the three months ended April 26, 2008 as compared to the three months ended April 28, 2007. This increase is primarily due to a $2.5 million increase related to our sales conference, a $3.8 million increase in advertising expense related to 8 Gigabit product launch, a $1.2 million increase in marketing programs, and a $1.2 million increase related to stock-based compensation expense. Sales and marketing expenses increased 2.5 percentage points as a percent of total net revenues in the three months ended April 26, 2008 compared with the three months ended April 28, 2007.

     Sales and marketing expenses for the six months ended April 26, 2008 and April 28, 2007 were as follows (in thousands):

April 26,	% of Net	April 28,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change
$133,160	18.9%	$97,951	17.2%	$35,209	35.9%
     Sales and marketing expenses increased for the six months ended April 26, 2008 as compared to the six months ended April 28, 2007. This increase is primarily due to the McDATA acquisition and included a $6.9 million increase related to our sales conference, a $4.5 million increase in advertising expense related to 8 Gigabit product launch, a $5.7 million increase in sales commissions expenses, $6.9 million increase in salaries and wages primarily due to the McDATA acquisition, and a $2.6 million increase in expenses related to IT and facilities. Sales and marketing expenses increased 1.7 percentage points as a percent of total net revenues in the six months ended April 26, 2008 compared with the six months ended April 28, 2007.
     We currently anticipate that sales and marketing expenses, as a percent of revenue and in absolute dollar terms, for the three months ending July 26, 2008 will be relatively consistent with the three months ended April 26, 2008.
     General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources, as well as recruiting expenses, professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses.
     General and administrative expenses for the three months ended April 26, 2008 and April 28, 2007 were as follows (in thousands):

April 26,	% of Net	April 28,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change
$13,316	3.8%	$13,570	3.9%	$(254)	(1.9)%
     G&A expenses were relatively unchanged for the three months ended April 26, 2008 as compared to the three months ended April 28, 2007. G&A expenses as a percent of total net revenues was relatively unchanged in the three months ended April 26, 2008 as compared to the three months ended April 28, 2007.
     General and administrative expenses for the six months ended April 26, 2008 and April 28, 2007 were as follows (in thousands):

April 26,	% of Net	April 28,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change
$25,683	3.7%	$20,975	3.7%	$4,708	22.4%
     G&A expenses increased for the six months ended April 26, 2008 as compared to the six months ended April 28, 2007. The increase in G&A is primarily due to the McDATA acquisition which resulted in a $6.0 million increase in salaries and headcount related expenses and a $5.8 million increase in outside services, as well as a $3.8 million increase in software amortization expense, partially offset by an increase in legal, HR, IT and facilities expenses which are allocated to other functional groups. G&A expenses as a percent of total net revenues was relatively unchanged in the six months ended April 26, 2008 as compared to the six months ended April 28, 2007.
     We currently anticipate that G&A expenses, as a percent of revenue and in absolute dollars, for the three months ending July 26, 2008 will be consistent with the three months ended April 26, 2008.

     Legal fees associated with indemnification obligations, and other related costs. These expenses consist of professional legal and accounting service fees for various matters, including applicable indemnification obligations and defense of the Company in legal proceedings. Pursuant to the Company’s charter documents and indemnification agreements, the Company has certain indemnification obligations to its directors, officers, and certain former directors and officers. Pursuant to such obligations, the Company incurred expenses related to amounts paid to certain former directors, officers and/or employees of the Company who have been either convicted in criminal proceedings and/or are subject to ongoing SEC and civil actions in connection with Brocade’s historical stock option grant practices.
     Legal fees associated with indemnification obligations and other related costs for the three and six months ended April 26, 2008 and April 28, 2007 were as follows (in thousands):

	April 26,	% of Net	April 28,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change
Three months ended	$4,789	1.3%	$15,234	4.4%	$(10,445)	(68.6)%
Six months ended	$14,448	2.1%	$20,462	3.6%	$(6,014)	(29.4)%
     For the three and six months ended April 26, 2008, legal fees decreased by $10.4 million and $6.0 million, respectively, as compared to the three and six months ended April 28, 2007. This decrease is primarily due to a decrease in legal indemnification expenses.
     Provision for class action lawsuit. These expenses consist of our estimate to resolve our class action lawsuit.
     Provision for class action lawsuit for the three and six months ended April 26, 2008 and April 28, 2007 was as follows (in thousands):

	April 26,	% of Net	April 28,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change
Three months ended	$160,000	45.1%	$—	—%	$160,000	100%
Six months ended	$160,000	22.8%	$—	—%	$160,000	100%
     For the three and six months ended April 26, 2008, provision for class action lawsuit increased by $160.0 million as compared to the three and six months ended April 28, 2007. This increase is based on the preliminary settlement reached between Brocade and the lead plaintiffs for the federal securities class action on May 30, 2008.
     Acquisition and integration costs. Acquisition and integration costs for the three and six months ended April 26, 2008 and April 28, 2007 were as follows (in thousands):

	April 26,	% of Net	April 28,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change
Three months ended	$—	—%	$7,564	2.2%	$(7,564)	(100.0)%
Six months ended	$—	—%	$14,997	2.6%	$(14,997)	(100.0)%
     For the three and six months ended April 28, 2007, we recorded acquisition and integration costs primarily for costs incurred for consulting services, other professional fees and bonuses paid to transitional employees in connection with our acquisition of McDATA.
     Amortization of intangible assets. Amortization of intangible assets for the three and six months ended April 26, 2008 and April 28, 2007 was as follows (in thousands):

	April 26,	% of Net	April 28,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change
Three months ended	$7,909	2.2%	$7,977	2.3%	$(68)	(0.9)%
Six months ended	$15,818	2.3%	$8,887	1.6%	$6,931	78.0%
     During the three and six months ended April 26, 2008, we recorded amortization of intangible assets related to the acquisitions of McDATA, Silverback and NuView. Amortization of intangible assets was relatively unchanged for the three months ended April 26, 2008 as compared to the three months ended April 28, 2007. The increase in amortization of intangible assets for the six months ended April 26, 2008 as compared to the six months ended April 28, 2007 is primarily due to the McDATA acquisition which was completed at the beginning of our second fiscal quarter of 2007. We account for intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Intangible assets are recorded based on estimates of fair value at the time of the acquisition and identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements).
     Facilities lease losses (benefits). Facilities lease losses (benefits) for the three and six months ended April 26, 2008 and April 28, 2007 were as follows (in thousands):

	April 26,	% of Net	April 28,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change
Three months ended	$(477)	(0.1)%	$—	—%	$477	100.0%
Six months ended	$(477)	(0.1)%	$—	—%	$477	100.0%
     During the three and six months ended April 26, 2008, we recorded a benefit of $0.5 million related to estimated facilities lease losses, net of expected sublease income. This benefit represents a change in estimate associated with the reoccupation of expected sublease space by Brocade. We revised certain estimates and assumptions, including those related to estimated sublease rates, estimated time to sublease the facilities, expected future operating costs, and expected future use of the facilities. No charges or benefits were recorded during the three and six months ended April 28, 2007.
     Interest and other income, net. Interest and other income, net, for the three and six months ended April 26, 2008 and April 28, 2007 were as follows (in thousands):

	April 26,	% of Net	April 28,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change
Three months ended	$7,306	2.1%	$10,788	3.1%	$(3,482)	(32.3)%
Six months ended	$18,791	2.7%	$18,244	3.2%	$547	3.0%
     For the three months ended April 26, 2008 as compared to the three months ended April 28, 2007, the decrease in interest and other income was primarily related to decreased average rates of return due to investment mix and a decrease in interest rates. For the six months ended April 26, 2008 as compared to the six months ended April 28, 2007, the increase in interest and other income was primarily related to increased average cash, cash equivalents, marketable equity securities and long-term investment balances as a result of the McDATA acquisition.
     Interest expense. Interest expense primarily represents the interest cost associated with our convertible subordinated debt (see Note 6, “Convertible Subordinated Debt,” of the Notes to Condensed Consolidated Financial Statements).
     Interest expense for the three months ended April 26, 2008 and April 28, 2007 was as follows (in thousands):

April 26,	% of Net	April 28,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change
$(1,760)	(0.5%)	$(2,054)	(0.6)%	$(294)	(14.3)%
     Interest expense was relatively unchanged for the three months ended April 26, 2008 as compared to the three months ended April 28, 2007.
     Interest expense for the six months ended April 26, 2008 and April 28, 2007 was as follows (in thousands):

April 26,	% of Net	April 28,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change
$(3,281)	(0.4%)	$(2,058)	(0.4)%	$1,223	59.4%
     The increase in interest expense for the six months ended April 26, 2008 as compared to the six months ended April 28, 2007 was primarily the result of the debt assumed from the McDATA acquisition which was completed at the beginning of our second fiscal quarter of 2007.
     As of April 26, 2008 and April 28, 2007, the carrying value of the outstanding balance of our convertible subordinated debt assumed from the McDATA acquisition was $168.6 million and $162.0 million, respectively.

     (Loss) on investments, net. (Loss) on investments, net, for the three months ended April 26, 2008 and April 28, 2007 was as follows (in thousands):

April 26,	% of Net	April 28,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change
$(4,725)	(1.3)%	$—	—%	$4,725	100.0%
     The increase in loss on investments for the three months ended April 26, 2008 as compared to the three months ended April 28, 2007 was $4.7 million. The increase was due to a loss of $4.2 million on the sale of our equity investment in a publicly traded company and losses of $0.5 million on the disposition of portfolio investments at amounts below the carrying value.
     (Loss) on investments, net, for the six months ended April 26, 2008 and April 28, 2007 was as follows (in thousands):

April 26,	% of Net	April 28,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change
$(6,949)	(1.0)%	$—	—%	$6,949	100.0%
     The increase in loss on investments for the six months ended April 26, 2008 as compared to the six months ended April 28, 2007 was $6.9 million. The increase was due to a loss of $6.0 million on the sale of our equity investment in a publicly traded company and losses of $0.9 million on the disposition of portfolio investments at amounts below the carrying value. The carrying value of our equity investments in non-publicly traded companies at April 26, 2008 and April 28, 2007 was $5.0 million and $0.8 million, respectively.
     Provision for (benefit from) income taxes. Provision for (benefit from) income taxes for the three and six months ended April 26, 2008 and April 28, 2007 was as follows (in thousands):

	April 26,	% of Net	April 28,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change
Three months ended	$(201,757)	(56.7)%	$16,727	4.8%	$(218,484)	(1,306.2)%
Six months ended	$(168,600)	(24.0)%	$30,273	5.3%	$(198,873)	(656.9)%
     For the three and six months ended April 26, 2008, our income tax provision (benefit) was based on both domestic and international operations. We expect to continue to record an income tax provision for our international and domestic operations in the future. In the three months ended April 26, 2008, the Company released the valuation allowance of its deferred tax assets. SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if the weight of available evidence indicates that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods. The realization of deferred tax assets is based on several factors, including the Company’s past earnings and the scheduling of deferred tax liabilities and projected income from operating activities. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the three months ended April 26, 2008, the Company determined that there was sufficient positive evidence to support the release of the valuation allowance. The impact of the release of the valuation allowance for the three and six months ended April 26, 2008 was $185.2 million.
     To the extent utilization of net operating losses, credit carryforwards, or acquired deductible temporary differences are attributable to the operations of McDATA prior to the acquisition, the resulting tax benefit was recorded to goodwill. To the extent that international revenues and earnings differ from those historically achieved, a factor largely influenced by the buying behavior of our OEM partners, or unfavorable changes in tax laws and regulations occur, our income tax provision could change.
     Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from variable stock option expenses, net operating losses, tax carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense.
     We adopted FIN 48 effective at the beginning of fiscal year 2008. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken on a tax return. Under FIN 48, recognition of a tax position is determined when it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority.

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
     The IRS and other tax authorities regularly examine our income tax returns. In May 2008, the IRS completed its field examination of our federal income tax return and issued an RAR. The IRS is contesting our transfer pricing for the cost sharing and buy-in arrangements with our foreign subsidiaries. The IRS’ proposed adjustment would offset approximately $306.0 million of our net operating loss carryforwards. The IRS’ proposed adjustment resulted in a tax assessment of approximately $6.4 million, excluding penalties and interest. The IRS may make similar claims against our transfer pricing arrangements in future examinations. We are in the process of filing a protest with the Appeals Office of the IRS to challenge the IRS’ proposed adjustment and assessment. In addition, the IRS notified the Company that our federal income tax returns for the three years ended October 28, 2006 will also be audited. Due to the net operating loss and credit carryforwards, our U.S. federal, state, and local income tax returns remain open for examination. The Company is generally not subject to non-U.S. income tax examinations for years before 2000. We believe we have adequate reserves for all open tax years.
     We do not expect resolution of the IRS audit during the next twelve months and accordingly do not expect a material increase or decrease to our unrecognized tax benefits. We believe that our reserves for unrecognized tax benefits are adequate for open tax years.
     Stock compensation expense. Stock compensation expense for the three and six months ended April 26, 2008 and April 28, 2007 was as follows (in thousands):

	April 26,	% of Net	April 28,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change
Three months ended	$11,176	3.1%	$8,005	2.3%	$3,171	39.6%
Six months ended	$19,648	2.8%	$14,729	2.6%	$4,919	33.4%
     Stock compensation expense was included in the following statements of income line items for the three and six months ended April 26, 2008 and April 28, 2007 as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Cost of goods sold	$2,371	$2,595	$4,863	$4,372
Research and development	2,528	2,371	5,152	4,809
Sales and marketing	3,146	1,954	5,131	3,661
General and administrative	3,131	1,085	4,502	1,887

Total stock compensation	$11,176	$8,005	$19,648	$14,729

     Included in the amounts presented above is stock compensation arising from certain stock option grants that are remeasured at the end of each reporting period until the options are exercised, cancelled or expire unexercised. Stock-based compensation expense for these options was $0.6 million for the three months ended April 26, 2008. Stock-based compensation benefit for these options was $1.1 million for the six months ended April 26, 2008. Stock-based compensation expense for these options was $0.1 million for both the three and six months ended April 28, 2007. The stock compensation expense associated with remeasuring awards at their intrinsic value each reporting period may vary significantly as a result of future changes in the market value of our common stock until those options are either exercised or expire unexercised. The change in stock-based compensation for these awards during the three and six months ended April 26, 2008 as compared to the three and six months ended April 28, 2007 is due to the change in market values of our common stock during the reported periods as well as exercise behaviors of the holders of these options.

Liquidity and Capital Resources

	April 26,	October 27,	Increase/
	2008	2007	(Decrease)
	(in thousands)
Cash and cash equivalents	$513,533	$315,755	$197,778
Short-term investments	195,566	325,846	(130,280)
Marketable equity securities	—	14,205	(14,205)
Long-term investments	87,392	137,524	(50,132)

Total	$796,491	$793,330	$3,161

Percentage of total assets	38%	41%
     We use cash generated by operations as our primary source of liquidity. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the rate at which products are shipped during the quarter, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax and other payments. For additional discussion, see “Part II — Other Information, Item 1A. Risk Factors.”
     For the six months ended April 26, 2008, we generated $198.3 million in cash from operating activities, which was higher than net income for the six months ended April 26, 2008, as a result of net income adjusted for non-cash items related to depreciation and amortization as well as liability associated with class action lawsuit, non-cash compensation expense, other accrued liabilities primarily related to the adoption of FIN 48, and a relatively high level of collections during the period, partially offset by the release of the valuation allowance related to our deferred tax assets. Days sales outstanding in receivables for the six months ended April 26, 2008 was 43 days, compared with 40 days for the six months ended April 28, 2007.
     Net cash provided by investing activities for the six months ended April 26, 2008 totaled $116.7 million and was primarily the result of $298.4 million in proceeds resulting from maturities and sales of short-term investments, offset by $139.3 million in purchases of short-term and long-term investments, $31.3 million in purchases of property and equipment and $43.6 million in cash paid in connection with an acquisition.
     Net cash used in financing activities for the six months ended April 26, 2008 totaled $116.6 million and was primarily the result of common share repurchases of $130.2 million, slightly offset by proceeds from the issuance of common stock from ESPP and stock option exercises, net, of $14.7 million.
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
     We have manufacturing agreements with Foxconn, Sanmina and Flextronics under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. The required lead-time for placing orders with Foxconn, Sanmina and Flextronics depends on the specific product. As of April 26, 2008, our aggregate commitment for inventory components used in the manufacture of Brocade products was $134.9 million, net of a purchase commitments reserve of $27.2 million, as reflected in the Condensed Consolidated Balance Sheet, which we expect to utilize during future normal ongoing operations. Although the purchase orders we place with Foxconn, Sanmina and Flextronics are cancelable, the terms of the agreements require us to purchase all inventory components not returnable or usable by, or sold to, other customers of the aforementioned contract manufacturers. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.
     On November 18, 2003, we purchased a previously leased building located near our San Jose headquarters and issued a $1.0 million guarantee as part of the purchase agreements.
     On May 23, 2008, we purchased property located in San Jose, California, which consists of three unimproved building parcels that are entitled for approximately 562,000 square feet of space in three buildings. The total purchase price for the property was $50.9 million. In connection with the purchase, we also engaged a third party as development manager to manage the development and construction of improvements on the property. Our obligation for development and construction of three buildings and a parking garage on the purchased property is approximately $173.0 million (in addition to the purchase price), payable in various installments over approximately the next 27 months. In connection with the purchase, we also obtained a four-year option, exercisable at our sole discretion, to purchase a fourth unimproved approximate 4 acre parcel for a fixed price of approximately $26.0 million. We plan to develop the land over the next eighteen months and finance the purchase and the development through operating cash flows.
     Based on past performance and current expectations, we believe that internally generated cash flows are generally sufficient to support business operations, capital expenditures, contractual obligations, and other liquidity requirements associated with our operations for at least the next twelve months. We believe that we would be able to supplement this near-term liquidity, if necessary, with access to capital markets made available by various foreign and domestic financial institutions, although we cannot be certain whether such financing would be commercially reasonable or on Company-favorable terms. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity, and availability and requirements for our capital resources.
     The following table summarizes our contractual obligations (including interest expense) and commitments as of April 26, 2008 (in thousands):

			Less than						More than
	Total		1 Year		1—3 Years		3—5 Years		5 Years
Contractual Obligations:
Convertible debt(1)	$180,263	(1)		$4,685		$175,578		$—		$—
Non-cancelable operating leases(2)	104,851	(2)		25,080		37,040		16,639		26,092
Capital leases	574			564		10		—		—
Purchase commitments, gross(3)	134,919	(3)		134,919		—		—		—
Company campus capital expenditures (4)	221,400	(4)		141,174		80,226		—		—

Total contractual obligations	$642,007			$306,422		$292,854		$16,639		$26,092

Other Commitments:
Standby letters of credit	$2,693		$	n/a	$	n/a	$	n/a	$	n/a

Guarantee	$1,015		$	n/a	$	n/a	$	n/a	$	n/a

Unrecognized tax benefits and related accrued interest (5)	$90,409	(5)	$	n/a	$	n/a	$	n/a	$	n/a

Liability associated with class action lawsuit(6)	$160,000	(6)		$160,000	$	n/a	$	n/a	$	n/a

(1)	Amount does not include any fair value adjustments or discount.

(2)	Amount excludes contractual sublease income of $6.5 million, which consists of $2.9 million to be received in less than 1 year and $3.6 million to be received in 1 to 3 years.

(3)	Amount reflects total gross purchase commitments under our manufacturing agreements with third party contract manufacturers. Of this amount, we have accrued $27.2 million for estimated purchase commitments that we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.

(4)	Amount reflects $221.4 million in capital expenditures in connection with the development of a corporate campus.

(5)	As a result of the adoption of FIN 48, we reclassified unrecognized tax benefits to long-term income taxes payable. As of April 26, 2008, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $90.4 million, none of which is expected to be paid within one year. We are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

(6)	Amount reflects $160.0 million in preliminary settlement reached between Brocade and the lead plaintiffs for the federal securities class action on May 30, 2008.
     Share Repurchase Program. On January 29, 2007, the Company announced the authorization of $200 million for share repurchases, which is in addition to the $52.7 million remaining under the previously announced $100 million share repurchase program approved by our Board of Directors on August 2004. In addition, the Company announced on November 29, 2007 that an additional $500 million had been authorized for repurchase of the Company’s common stock. The purchases may be made, from time to time, in the open market or by privately negotiated transactions and will be funded from available working capital. The Company has also entered into a written plan for the automatic repurchase of its securities in accordance with Section 10b5-1 of the Securities Exchange Act of 1934 as part of its share repurchase program. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. For the three months ended April 26, 2008, we repurchased 6.9 million shares for an aggregate purchase price of $50.2 million. As such, approximately $452.3 million remains available for future repurchases under this program.

Critical Accounting Policies and Estimates
     Our discussion and analysis of financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including those related to sales allowances, bad debts, excess inventory and purchase commitments, investments, warranty obligations, stock-based compensation, restructuring costs, facilities lease losses, income taxes, and contingencies and litigation. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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
     The following reflects significant changes in our critical accounting policies and estimates during the six months ended April 26, 2008 as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended October 27, 2007.
     Accounting for uncertain tax benefits. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We adopted FIN 48 effective at the beginning of fiscal year 2008. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Recognition of a tax position is determined when it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. Although FIN 48 provides further clarification on the accounting for uncertainty in income taxes recognized in the financial statements, the new threshold and measurement attribute prescribed by the FASB will continue to require significant judgment by management. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations.
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet adopted SFAS 157, but do not expect the adoption of SFAS 157 will have a material impact on our financial position, results of operations, and cash flows.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet adopted SFAS 159, but are currently assessing the impact that SFAS 159 may have on our financial position, results of operations, and cash flows.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations.” SFAS 141R requires the acquirer in a business combination to recognize assets and liabilities assumed at their fair values and to recognize acquisition-related costs separately from the acquisition. SFAS 141R is effective for business combinations with acquisition dates in fiscal years beginning on or after December 15, 2008. We have not yet adopted SFAS 141R, but are currently assessing the impact that SFAS 141R may have on our financial position, results of operations, and cash flows.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We have not yet adopted SFAS 160, but are currently assessing the impact that SFAS 160 may have on our financial position, results of operations, and cash flows.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 161 expands financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations, and cash flows. SFAS 161 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have not yet adopted SFAS 161, but are currently assessing the impact that SFAS 161 may have on our disclosures.
     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have not yet adopted FSP APB 14-1, but are currently assessing the impact that FSP APB 14-1 may have on our financial position, results of operations, and cash flows.
Off-Balance Sheet Arrangements
     As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 26, 2008, we are not involved in any material unconsolidated SPEs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk related to changes in interest rates, foreign currency fluctuations and equity security prices.
Interest Rate Risk
     Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at five major financial institutions in the United States. As of April 26, 2008, we held $34.6 million in cash flow derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.
     The following table presents the hypothetical changes in fair values of our investments as of April 26, 2008 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			As of	Given an Interest Rate
	Decrease of X Basis Points			April 26,	Increase of X Basis Points
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2008	50 BPS	100 BPS	150 BPS
U.S. government agencies and municipal obligations	$60,596	$60,447	$60,298	$60,145	$60,005	$59,859	$59,715
Corporate bonds and notes	$220,239	$219,427	$218,623	$217,801	$217,147	$216,475	$215,807

Total	$280,835	$279,874	$278,921	$277,946	$277,152	$276,334	$275,522

     These instruments are not leveraged and are classified as available-for-sale. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS, which are representative of the historical movements in the Federal Funds Rate.
     The following table (in thousands) presents our cash equivalents, short-term investments, and long-term investments subject to interest rate risk and their related weighted-average interest rates as of April 26, 2008. Carrying value approximates fair value.

		Weighted
		Average
	Amount	Interest Rate
Cash and cash equivalents	$513,533	1.35%
Short-term investments	195,566	5.84%
Long-term investments	87,392	5.22%

Total	$796,491	2.88%

     Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. As of April 26, 2008, the approximate aggregate fair value of the outstanding debt was $157.0 million. We estimated the fair value of the outstanding debt by using the high and low prices per $100 of the Company’s 2.25% Notes as of the last day of trading for the second fiscal 2008 quarter, which were both $91.0.
     Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On April 25, 2008, the last reported sale price of our common stock on the NASDAQ Global Select Market was $7.30 per share.

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
     The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our SEC reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively.
     (b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2008 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The information set forth above in Note 7 (see “Legal Proceedings” of Note 7) of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 is incorporated herein by reference.
Item 1A. Risk Factors
Brocade’s future revenue growth depends on its ability to introduce new products and services on a timely basis and achieve market acceptance of these new products and services.
     The market for data center networking solutions is characterized by rapidly changing technology and accelerating product introduction cycles. Brocade’s future success depends largely upon its ability to address the rapidly changing needs of its customers by developing and supplying high-quality, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. This risk will likely become more pronounced as the data center networking markets become more competitive and as demand for new and improved technologies increases.
     Brocade has introduced a significant number of new products in recent history, including products across its family of Data Center Infrastructure solutions, which accounts for a substantial portion of Brocade’s revenues. For example, in the fourth quarter of fiscal year 2007 Brocade announced its new Data Center Fabric architecture and plans to provide a wide range of new solutions, technologies and partnerships over the following six months, including new product offerings based on 8 Gigabit per second, or Gbit, technology solutions. Other recent product introductions in the Data Center Infrastructure market include the Brocade DCX™ Backbone, the first in a new class of high-performance data center networking products designed to address the demanding requirements of the evolving data center, and the Brocade 5000, Brocade’s first midrange switch that supports native interoperability for seamless connectivity with McDATA’s classic products.
     Brocade must achieve widespread market acceptance of Brocade’s new products and service offerings in order to realize the benefits of Brocade’s investments. The rate of market adoption is also critical. The success of Brocade’s product and service offerings depends on numerous factors, including its ability to:
•	properly define the new products and services;

•	timely develop and introduce the new products and services;

•	differentiate Brocade’s new products and services from its competitors’ technology and product offerings;

•	address the complexities of interoperability of Brocade’s products with its installed base, OEM partners’ server and storage products and its competitors’ products; and

•	maintain high levels of product quality and reliability.
     Various factors impacting market acceptance are outside of Brocade’s control, including the availability and price of competing products and alternative technologies; the cost of certain product subcomponents, which could reduce Brocade’s gross margins; product qualification requirements by Brocade’s OEM partners, which can cause delays in the market acceptance; and the ability of its OEM partners to successfully distribute, support and provide training for its products. If Brocade is not able to successfully develop and market new and enhanced products and services on a timely basis, its business and results of operations will likely be harmed.
Brocade’s revenues may be affected by changes in domestic and international information technology spending and overall demand for data center solutions.
     A significant portion of Brocade’s revenue is based on Data Center Infrastructure products, including switches, directors and embedded blades. In the past, unfavorable or uncertain economic conditions and reduced global information technology spending rates, including spending on Data Center Infrastructure, have adversely affected Brocade’s operating results. For example, in the latter half of fiscal 2007 and early 2008 the Data Center Infrastructure market experienced cautious enterprise spending in North

America. Brocade is unable to predict changes in general economic conditions and when information technology spending rates will be affected. In addition, recent concerns about the economy, particularly in North America and parts of EMEA, may also adversely affect information technology spending and therefore increase the uncertainty related to demand for data center solutions. If there are future reductions in either domestic or international information technology spending rates, or if information technology spending rates do not improve, Brocade’s revenues, operating results and financial condition may be adversely affected.
     Even if information technology spending rates increase, Brocade cannot be certain that the market for storage network and data center networking solutions will be positively impacted. Brocade’s storage networking products are sold as part of storage systems and subsystems. As a result, the demand for Brocade’s storage networking products has historically been affected by changes in storage requirements associated with growth related to new applications and an increase in transaction levels. Although in the past Brocade has experienced growth as enterprise-class customers have adopted storage area network technology, demand for data center products in the enterprise-class sector could be adversely affected if the overall economy weakens or experiences greater uncertainty, or if larger businesses decide to defer or cancel new equipment purchases. If information technology spending levels are restricted and new products improve Brocade’s customers’ ability to utilize their existing Data Center Infrastructure, the demand for data center solutions may decline. If this occurs, Brocade’s business and financial results will likely be harmed.
Brocade is currently expanding its product and service offerings in new and adjacent markets and Brocade’s operating results will likely suffer if these initiatives are not successful.
     Brocade has made a series of investments and plans to continue to invest, in offerings focused on new markets that are adjacent or related to Brocade’s traditional market, including new and emerging markets. For instance, Brocade has recently made a series of introductions in the emerging File Management market with additions and enhancements to its family of file data management solutions which includes Brocade StorageX, Brocade File Lifecycle Manager (“FLM”) and the recently-introduced Brocade File Migration Engine Brocade has also recently announced new host bus adapter (“HBA”) product offerings in the Server Connectivity market. In addition, Brocade has added multiple new professional service offerings to its solution portfolio.
     Part of Brocade’s growth strategy is to derive competitive advantage and drive incremental revenue growth through such investments. As a result, Brocade believes these new markets could substantially increase its total available market opportunities. Brocade cannot, however, be certain that it has accurately identified and estimated these market opportunities. Moreover, Brocade’s new strategic offerings may not achieve market acceptance or Brocade may not realize the full benefits from the substantial investments it has made and plans to continue to make. Brocade may also have only limited experience in these new markets given that such markets are adjacent or parallel to Brocade’s core market. As a result, Brocade may not be able to successfully penetrate or realize anticipated revenue from these new potential market opportunities. Brocade also faces greater challenges in accurately forecasting its revenue and margins with respect to these market opportunities.
     Developing new offerings also requires significant upfront investments that may not result in revenue for an extended period of time, if at all. As Brocade seeks to diversify its product and service offerings into market segments such as HBAs and File Management solutions, Brocade expects to incur significant costs and expenses for product development, sales, marketing and customer services, most of which are fixed in the short-term or incurred in advance of receipt of corresponding revenue. In addition, these investments have caused and will likely continue to result in, higher operating expenses, and if they are not successful, Brocade’s operating income and operating margin will likely deteriorate. These new offerings may also involve costs and revenue structures that are different from those experienced in Brocade’s historical business, which could negatively impact Brocade’s operating results.
     Because these new offerings may address different market needs than those it has historically addressed, Brocade may face a number of additional challenges, such as:
•	developing new customer relationships both with new and existing customers;

•	expanding Brocade’s relationships with its existing OEM partners and end-users;

•	managing different sales cycles;

•	hiring qualified personnel with appropriate skill sets on a timely basis; and

•	establishing alternative routes to market and distribution channels.

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
     The data center networking markets continue to be very competitive as new products, services and technologies are introduced by existing competitors and as new competitors enter these markets. Increased competition in the past has resulted in greater pricing pressure and reduced sales, margins, profits and market share. For example, Brocade expects to experience increased competition in future periods as other companies develop and introduce 8Gbit or other products that are intended to compete with Brocade’s new 8 Gbit products. Moreover, new competitive products could be based on existing technologies or new technologies that may or may not be compatible with Brocade’s storage network technology and new data center architecture. While new technologies such as Fibre Channel over Ethernet (“FCoE”) and non-Fibre Channel based emerging products utilizing Gigabit Ethernet, 10 Gigabit Ethernet, InfiniBand, or Internet Small Computer System Interface (“iSCSI”), represent future opportunities for further establishing or expanding Brocade’s market presence, they also could be disruptive to Brocade’s business if Brocade is not able to develop products that compete effectively.
     In addition to competing technology solutions, Brocade faces significant competition from providers of Fibre Channel switching products for interconnecting servers and storage. These principle competitors include Cisco Systems and QLogic Corporation. Brocade also faces other competitors in markets adjacent to the SAN market, such as Cisco and F5 Networks in the File Management market and QLogic and Emulex in the Server Connectivity or HBA market. New competitors are likely to emerge from the existing Ethernet networking companies in the market as the FCoE standard becomes finalized and is introduced to the market. These competitors are likely to use emerging technologies and alternate routes-to-market (outside of Brocade’s traditional OEM channels) to compete with Brocade. In addition, Brocade’s OEM partners, who also have relationships with some of Brocade’s current competitors, could become new competitors by developing and introducing products that compete with Brocade’s product offerings, by choosing to sell Brocade’s competitors’ products instead of Brocade’s products, or by offering preferred pricing or promotions on Brocade’s competitors’ products. Competitive pressure will likely intensify as Brocade’s industry experiences further consolidation in connection with acquisitions by Brocade, its competitors and its OEM partners.
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
Brocade depends on a limited number of OEM partners for a substantial portion of Brocade’s revenues and the loss of any of these OEM partners or a decrease in their purchases could significantly reduce Brocade’s revenues and negatively affect Brocade’s financial results.
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
     In addition, some of Brocade’s OEM partners purchase Brocade’s products for their inventories in anticipation of customer demand. These OEM partners make decisions to purchase inventory based on a variety of factors, including their product qualification cycles and their expectations of end customer demand, which may be affected by seasonality and their internal supply management objectives. Others require that Brocade maintain inventories of Brocade’s products in hubs adjacent to their manufacturing facilities and purchase Brocade’s products only as necessary to fulfill immediate customer demand. If more of Brocade’s OEM partners transition to a hub model, form partnerships, alliances or agreements with other companies that divert business away from Brocade, or otherwise change their business practices, their ordering patterns may become less predictable. Consequently, changes in ordering patterns may affect both the timing and volatility of Brocade’s reported revenues. The timing of sales to Brocade’s OEM partners and consequently the timing and volatility of Brocade’s reported revenues, may be further negatively affected by the product introduction schedules of Brocade’s OEM partners.
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
     We continue to increase the scope of our operations domestically and internationally as a result of our expanded product and service offerings and acquisitions of other companies or businesses. In November 2007, we announced that we reorganized our management structure to provide more dedicated focus on the Company’s growth opportunities, as well as allow the Company to more easily accommodate and assimilate future acquisitions and new business initiatives. The new structure is organized around four distinct business units, each with its own general manager. Our ability to successfully implement our business plan, develop and offer products and manage expansion in a rapidly evolving market requires a comprehensive and effective planning and management process. Moreover, our growth in business and relationships with customers and other third parties has placed, and will continue to place, a significant strain on management systems, employees, resources, intercompany communications and coordination, and may lead to increased costs. Failure to maintain and to continue to improve upon our operational, managerial and financial controls, reporting systems, processes and procedures and/or our failure to continue to expand, train and manage our work force worldwide, or control increased costs of our efforts to manage expansion could seriously harm our business and financial results.

The failure to accurately forecast demand for Brocade’s products or the failure to successfully manage the production of Brocade’s products could negatively affect the supply of key components for Brocade’s products and Brocade’s ability to manufacture and sell Brocade’s products.
     Brocade provides product forecasts to its contract manufacturers and places purchase orders with them in advance of the scheduled delivery of products to Brocade’s customers. Moreover, in preparing sales and demand forecasts, Brocade relies largely on input from its OEM partners. Therefore, if Brocade or its OEM partners are unable to accurately forecast demand, or if Brocade fails to effectively communicate with its distribution partners about end-user demand or other time-sensitive information, the sales and demand forecasts may not reflect the most accurate, up-to-date information. If these forecasts are inaccurate, Brocade may be unable to obtain adequate manufacturing capacity from its contract manufacturers to meet customers’ delivery requirements, or Brocade may accumulate excess inventories. Furthermore, Brocade may not be able to identify forecast discrepancies until late in its fiscal quarter. Consequently, Brocade may not be able to make adjustments to its business model. If Brocade is unable to obtain adequate manufacturing capacity from its contract manufacturers, if Brocade accumulates excess inventories, or if Brocade is unable to make necessary adjustments to Brocade’s business model, revenue may be delayed or even lost to Brocade’s competitors and Brocade’s business and financial results may be harmed. In addition, Brocade may experience higher fixed costs as it expands its contract manufacturer capabilities and be less able to react quickly if demand suddenly decreases.
     Brocade’s ability to accurately forecast demand also may become increasingly more difficult as Brocade enters new or adjacent markets, begins phasing out certain products, or in the event of acquisitions of other companies or businesses. Forecasting demand for new or adjacent markets, particularly where the markets are not yet well-established, may be highly speculative and uncertain. For products that are nearing end of life or being replaced by new versions, it may be difficult to forecast how quickly to ramp down production on the older products and ramp up production on the new products. Acquired companies or businesses may offer less visibility into demand than Brocade typically has experienced, may cause customer uncertainty regarding purchasing decisions and may use different measures to evaluate demand that are less familiar to Brocade and thus more difficult to accurately predict.
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
     Brocade purchases certain key components used in the manufacture of its products from single or limited sources. Brocade purchases specific ASICs from a single source, and Brocade purchases microprocessors, certain connectors, small form-factor pluggable transceivers (“SFPs”), logic chips, power supplies and programmable logic devices from limited sources. Brocade also licenses certain third-party software that is incorporated into Brocade’s operating system software and other software products. If Brocade is unable to obtain these and other components when required or Brocade experiences significant component defects, Brocade may not be able to deliver Brocade’s products to Brocade’s customers in a timely manner. As a result, Brocade’s business and financial results could be harmed.
     In addition, the loss of any of Brocade’s major third party contract manufacturers could significantly impact Brocade’s ability to produce its products for an indefinite period of time. Qualifying a new contract manufacturer and commencing volume production is typically a lengthy and expensive process. If Brocade is required to change its contract manufacturer or if its contract manufacturer experiences delays, disruptions, capacity constraints, component parts shortages or quality control problems in its manufacturing operations, shipment of Brocade’s products to Brocade’s customers could be delayed and result in a loss of revenues and Brocade’s competitive position and relationship with customers could be harmed.
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
     Brocade is subject to a number of lawsuits arising from Brocade’s internal reviews and the related restatements of Brocade’s financial statements in 2005, some filed on behalf of a class of Brocade’s stockholders, against Brocade and certain of its current and former officers and directors, claiming violations of securities laws and others purportedly filed on behalf of Brocade against certain of Brocade’s current and former officers and directors, and Brocade may become the subject of additional private actions. The expense of defending and resolving such litigation is significant. The amount of time to resolve these lawsuits is unpredictable and defending Brocade may divert management’s attention from the day-to-day operations of Brocade’s business, which could adversely affect Brocade’s business. Brocade also has certain indemnification obligations to certain officers, directors and employees that are also named in these actions for, among other things, the advancement of certain legal expenses.
     On May 30, 2008, Brocade reached an agreement in principle with the lead plaintiffs to settle the federal securities class action that would result in a payment by Brocade of $160.0 million to the plaintiff class in exchange for the dismissal with prejudice of all claims against all defendants in the litigation. Based on the preliminary settlement, Brocade recorded an estimated settlement expense of $160.0 million in connection with the federal securities class action in the three months ended April 26, 2008. The settlement is subject to final documentation and approval by the Federal District Court. In addition, in estimating the Company’s tax provision for the three and six months ended April 26, 2008, Brocade has made an assumption regarding the timing of the future payment of this settlement. In doing so, the Company has estimated that it will be deductible in the Fiscal 2008 tax year. The actual timing of the deductibility of this settlement will be driven or influenced by several factors which may be beyond the Company’s control including, but not limited to, the time it takes to document the agreement, the length of notice period required by the Federal District Court, when the settlement is approved by the Federal District Court, and when payment is made to the plaintiff class. If the timing of the deduction occurs outside of the Fiscal 2008 tax year, our tax provision for Fiscal 2008 and the remaining periods therein may be impacted.
Certain former employees of Brocade are subject to ongoing actions by the SEC, the DOJ, and others, which have required, and may continue to require, a significant amount of legal expense pursuant to indemnification obligations of Brocade, which could adversely affect Brocade’s results of operations and cash flows.
     Although the Company reached a settlement in May 2007 with the SEC regarding the previously-disclosed SEC investigation of the Company’s historical stock option granting practices, the SEC, DOJ and various other third parties are continuing to investigate and pursue actions against certain former executive officers of Brocade. While those actions are targeted against certain former executive officers and not Brocade, Brocade has certain indemnification obligations to such former officers for, among other things, the advancement of legal expenses incurred in connection with such actions, which have required, and may continue to require, a significant amount of expense to Brocade. Whether Brocade may be entitled to recoup all or a portion of the expenses advanced by Brocade on behalf of such former officers or recover for any losses resulting from certain actions of such former officers is complex and may be affected by, among other things, various state laws, the interpretation of indemnification agreements and the collectability of any such amounts.
If Brocade loses key personnel or is unable to hire additional qualified personnel, Brocade’s business may be harmed.
     Brocade’s success depends to a significant degree upon the continued contributions of key management, engineering, sales and other personnel, many of whom would be difficult to replace. Brocade believes its future success will also depend, in large part, upon Brocade’s ability to attract and retain highly skilled managerial, engineering, sales and other personnel, and on the ability of management to operate effectively, both individually and as a group, in geographically disparate locations. There are only a limited number of qualified personnel in the applicable market, and competition for such employees is fierce. Brocade has experienced difficulty in hiring qualified personnel in areas such as application specific integrated circuits, software, system and test, sales, marketing, service, key management and customer support. In addition, Brocade’s past reductions in force could potentially make attracting and retaining qualified employees more difficult in the future. Brocade’s ability to hire qualified personnel may also be negatively impacted by Brocade’s lawsuits relating to its historical stock option granting practices and related media coverage, as well as Brocade’s fluctuating stock price. Brocade’s ability to retain qualified personnel may also be affected by future acquisitions, which may cause uncertainty and loss of key personnel. The loss of the services of any of Brocade’s key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively affect Brocade’s ability to sell its products or services.
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
Changes in industry structure and market conditions could lead to charges related to discontinuances of certain of our products or businesses and asset impairments.
     In response to changes in industry and market conditions, we may be required to realign our resources strategically and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in or dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings.
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
     Brocade is subject to various environmental and other regulations governing product safety, materials usage, packaging and other environmental impacts in the various countries where Brocade’s products are sold. For example, many of Brocade’s products are subject to laws and regulations that restrict the use of lead, mercury, hexavalent chromium, cadmium and other substances, and require producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of Brocade’s products when they have reached the end of their useful life. For example, in Europe, substance restrictions apply to products sold, and certain of Brocade’s OEM partners require compliance with these or more stringent requirements. In addition, recycling, labeling, financing and related requirements apply to products Brocade sells in Europe. China has also enacted similar legislation with similar requirements for Brocade’s products or its OEM partners. Despite Brocade’s efforts to ensure that Brocade’s products comply with new and emerging requirements, Brocade cannot provide absolute assurance that its products will, in all cases, comply with such requirements. If Brocade’s products do not comply with the substance restrictions under local environmental laws,

Brocade could become subject to fines, civil or criminal sanctions and contract damage claims. In addition, Brocade could be prohibited from shipping non-compliant products into one or more jurisdictions and required to recall and replace any non-compliant products already shipped, which would disrupt Brocade’s ability to ship products and result in reduced revenue, increased obsolete or excess inventories and harm to Brocade’s business and customer relationships. Brocade’s suppliers may also fail to provide it with compliant materials, parts and components despite Brocade’s requirement to them to provide compliant materials, parts and components, which could impact Brocade’s ability to timely produce compliant products and, accordingly could disrupt Brocade’s business.
Brocade’s future operating expenses may be adversely affected by changes in Brocade’s stock price.
     A portion of Brocade’s outstanding stock options and restricted stock units are subject to variable accounting. Under variable accounting, Brocade is required to remeasure the value of certain options and other equity awards, and the corresponding compensation expense, at the end of each reporting period until the option is exercised, cancelled or expires unexercised, or the restricted stock unit vests or is cancelled. As a result, the stock-based compensation expense Brocade recognizes in any given period can vary substantially due to changes in the market value of Brocade’s common stock. Volatility associated with stock price movements has resulted in compensation benefits when Brocade’s stock price has declined and compensation expense when Brocade’s stock price has increased. For example, the market value of Brocade’s common stock at the end of the third and fourth quarters of fiscal year 2006 and the first quarter of 2007 was $6.17, $8.43 and $8.30 per share, respectively. Accordingly, Brocade recorded compensation expense (benefit) in the fourth quarter of fiscal year 2006 and the first quarter of fiscal year 2007 of approximately $2.0 million and $(0.1) million, respectively. Brocade is unable to predict the future market value of Brocade’s common stock and therefore is unable to predict the compensation expense or benefit that Brocade will record in future periods.
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
     In addition, international political instability may halt or hinder Brocade’s ability to do business and may increase Brocade’s costs. Various events, including the occurrence or threat of terrorist attacks, increased national security measures in the United States and other countries, and military action and armed conflicts, may suddenly increase international tensions. In addition, concerns about other international crises, such as potential pandemics, may have an adverse effect on the world economy and could adversely affect Brocade’s business operations or the operations of Brocade’s OEM partners, contract manufacturer and suppliers.

     To date, no material amount of Brocade’s international revenues and costs of revenues have been denominated in foreign currencies. As a result, an increase in the value of the United States dollar relative to foreign currencies could make Brocade’s products more expensive and, thus, not competitively priced in foreign markets. Additionally, a decrease in the value of the United States dollar relative to foreign currencies could increase Brocade’s operating costs in foreign locations. In the future, a larger portion of Brocade’s international revenues may be denominated in foreign currencies, which will subject Brocade to additional risks associated with fluctuations in those foreign currencies. Brocade may be unable to successfully hedge against any such fluctuations.
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
     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Brocade has in the past been involved in intellectual property-related disputes, including lawsuits with Vixel Corporation and Raytheon Company, and Brocade may be involved in similar disputes in the future, to protect Brocade’s intellectual property or as a result of an alleged infringement of the intellectual property of others. Brocade may also inherit intellectual property-related disputes from acquisitions of other companies, products or technologies made by Brocade. Brocade also may be subject to indemnification obligations with respect to infringement of third party intellectual property rights pursuant to Brocade’s agreements with OEM partners or customers. These claims and any resulting lawsuit could subject Brocade to significant liability for damages and invalidation of proprietary rights. Any such lawsuits, even if ultimately resolved in Brocade’s favor, would likely be time-consuming, expensive to resolve and divert management’s time and attention. Any potential intellectual property dispute also could force Brocade to do one or more of the following:
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
     Brocade is subject to changing rules and regulations of federal and state government as well as the stock exchange on which Brocade’s common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC, the Internal Revenue Service and NASDAQ, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Brocade is also subject to various rules and regulations of certain foreign jurisdictions, including applicable tax regulations. Brocade’s efforts to comply with these requirements have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
     Brocade is subject to periodic audits or other reviews by such governmental agencies. For example, in November 2005, Brocade was notified by the IRS that Brocade’s domestic federal income tax return for the year ended October 25, 2003 was subject to audit. In addition, the IRS notified Brocade that they expect to commence examination of the income tax returns for the three tax years ended 2004 through 2006. In May 2006, the Franchise Tax Board notified Brocade that its California income tax returns for the years ended October 25, 2003 and October 30, 2004 are subject to audit. The SEC also periodically reviews Brocade’s public company filings. Any such examination or review frequently requires management’s time and diversion of internal resources and, in the event of an unfavorable outcome, may result in additional liabilities or adjustments to Brocade’s historical financial results.
     In May 2008, the IRS completed its field examination of our federal income tax return and issued an RAR. The IRS’s proposed adjustment was offset by approximately $306.0 million of our net operating loss carryforwards which resulted in a tax assessment of approximately $6.4 million, excluding penalties and interest. The IRS is contesting our transfer pricing for the cost sharing and buy-in arrangements with our foreign subsidiaries. The IRS may make similar claims against our transfer pricing arrangements in future examinations. We are in the process of filing a protest with the Appeals Office of the IRS to seek resolution of the issues. Audits by the IRS are subject to inherent uncertainties and an unfavorable outcome could occur, such as fines or penalties. The occurrence of an unfavorable outcome in any specific period could have a material adverse affect on Brocade’s results of operations for that period or future periods. The expense of defending and resolving such an audit may be significant. The amount of time to resolve an audit is unpredictable and defending Brocade may divert management’s attention from the day-to-day operations of Brocade’s business, which could adversely affect Brocade’s business.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes share repurchase activity for the three months ended April 26, 2008 (in thousands, except per share amounts):

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number of		Shares Purchased as	that May Yet Be
	Shares Purchased	Average Price Paid	Part of Publicly	Purchased Under the
	(1)	Per Share	Announced Program (2)	Program (2)
January 27, 2008 — February 23, 2008	—	$6.95	2,189	$487,243
February 24, 2008 — March 22, 2008	—	$7.52	2,006	$472,157
March 23, 2008 — April 26, 2008	—	$7.35	2,709	$452,251

Total	—	$7.27	6,904	$452,251

(1)	The total number of shares repurchased includes those shares of Brocade common stock that employees deliver back to Brocade to satisfy tax-withholding obligations at the settlement of restricted stock exercises or upon termination of the employee, and the forfeiture of restricted awards.

(2)	On January 29, 2007, the Company announced the authorization of $200 million for share repurchases, which is in addition to the $52.7 million remaining under the previously announced $100 million share repurchase program approved by our Board of Directors in August 2004. In addition, the Company announced on November 29, 2007 that an additional $500 million had been authorized for repurchase of the Company’s common stock. The purchases may be made, from time to time, in the open market or by privately negotiated transactions and will be funded from available working capital. The Company has also entered into a written plan for the automatic repurchase of its securities in accordance with Section 10b5-1 of the Securities Exchange Act of 1934 as part of its share repurchase program. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities.

Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders was held on April 10, 2008 in San Jose, California. Of the 376,495,796 shares outstanding as of the record date, 329,233,738 shares (approximately 87.4%) were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:
     1. To elect three Class III Directors to serve until the 2011 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

Name	Votes For	Votes Withheld
John W. Gerdelman	304,373,706	24,860,032
Glenn C. Jones	320,719,855	8,513,883
Michael Klayko	319,464,796	9,768,942
     In addition, David L. House, L. William Krause, Michael J. Rose, Renato A. DiPentima, and L. Sanjay Vaswani continued to serve as directors of the Company after the meeting.
     2. To amend the 1999 Director Option Plan.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
232,157,139	32,409,537	230,951	64,436,111
     3. To ratify the appointment of KPMG LLP as independent auditors of Brocade for the fiscal year ending October 25, 2008.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
327,708,386	1,175,232	350,120	—
     In addition to the election of John W. Gerdelman, Glenn C. Jones and Michael Klayko as Class III Directors at the Annual Meeting of Stockholders on April 10, 2008, the amendment to the 1999 Director Option Plan and the ratification of the appointment of KPMG LLP as independent auditors were approved by Brocade’s stockholders.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s Form 10-Q filed on September 5, 2007)

3.2	Amended and Restated Bylaws of the Registrant amended as of February 22, 2008 (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 22, 2008)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

3.4	Certificate of Elimination of Series A Participating Preferred Stock of Brocade (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 16, 2007)

4.1	Form of Brocade’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

4.2	First Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, Brocade, and Wells Fargo Bank, National Association, as successor in interest to Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q filed on June 7, 2007)

4.3	Second Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, McDATA Services Corporation, a Minnesota corporation f/k/a Computer Network Technology Corporation, Brocade, and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 from Brocade’s Form 10-Q filed on June 7, 2007)

4.4	Indenture dated February 7, 2003 by and among McDATA Corporation and Wells Fargo Bank Minnesota National Association (incorporated by reference to Exhibit 4.4 from Brocade’s Form 10-Q filed on June 7, 2007)

4.5	Indenture dated February 20, 2002 by and among Computer Network Technology Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 from Brocade’s Form 10-Q filed on June 7, 2007)

10.1*	1999 Director Plan as amended and restated April 10, 2008 and related forms of agreements, as amended

10.2*	1999 Stock Plan as amended and restated November 27, 2006 and related forms of agreements, as amended

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROCADE COMMUNICATIONS SYSTEMS, INC.
Date: May 30, 2008	By:	/s/ Richard Deranleau
Richard Deranleau
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s Form 10-Q filed on September 5, 2007)

3.2	Amended and Restated Bylaws of the Registrant amended as of February 22, 2008 (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 22, 2008)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

3.4	Certificate of Elimination of Series A Participating Preferred Stock of Brocade (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 16, 2007)

4.1	Form of Brocade’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

4.2	First Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, Brocade, and Wells Fargo Bank, National Association, as successor in interest to Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q filed on June 7, 2007)

4.3	Second Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, McDATA Services Corporation, a Minnesota corporation f/k/a Computer Network Technology Corporation, Brocade, and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 from Brocade’s Form 10-Q filed on June 7, 2007)

4.4	Indenture dated February 7, 2003 by and among McDATA Corporation and Wells Fargo Bank Minnesota National Association (incorporated by reference to Exhibit 4.4 from Brocade’s Form 10-Q filed on June 7, 2007)

4.5	Indenture dated February 20, 2002 by and among Computer Network Technology Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 from Brocade’s Form 10-Q filed on June 7, 2007)

10.1*	1999 Director Plan as amended and restated April 10, 2008 and related forms of agreements, as amended

10.2*	1999 Stock Plan as amended and restated November 27, 2006 and related forms of agreements, as amended

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.