Form 10-Q
period 2008-07-26
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2008-08-22
CIK 1009626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 26, 2008
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
Yes ☐     No ☑
     The number of shares outstanding of the registrant’s common stock as of August 19, 2008 was 371,865,762 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED JULY 26, 2008

Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending litigation, including the federal securities class action preliminary settlement, investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, and the beliefs and assumptions of our management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below, under “Part II — Other Information, Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Further, we undertake no obligation to revise or update any forward-looking statements for any reason.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 26,	July 28,	July 26,	July 28,
	2008	2007	2008	2007
Net revenues
Product	$301,804	$282,855	$895,333	$790,509
Service	63,892	44,600	173,107	106,370

Total net revenues	365,696	327,455	1,068,440	896,879
Cost of revenues
Product	111,072	131,862	345,476	345,153
Service	41,419	29,805	107,728	73,724

Total cost of revenues	152,491	161,667	453,204	418,877

Gross margin
Product	190,732	150,993	549,857	445,356
Service	22,473	14,795	65,379	32,646

Total gross margin	213,205	165,788	615,236	478,002
Operating expenses:
Research and development	65,368	54,085	184,704	154,780
Sales and marketing	70,039	57,200	203,200	155,150
General and administrative	17,577	12,536	43,260	33,511
Legal fees associated with indemnification obligations and other related costs, net	7,951	17,984	22,399	38,446
Provision for class action lawsuit	—	—	160,000	—
Acquisition and integration costs	—	4,055	—	19,051
Amortization of intangible assets	7,846	7,924	23,664	16,810
Facilities lease losses (benefits)	—	—	(477)	—

Total operating expenses	168,781	153,784	636,750	417,748

Income (loss) from operations	44,424	12,004	(21,514)	60,254
Interest and other income, net	8,872	10,913	27,663	29,157
Interest expense	(1,103)	(2,683)	(4,384)	(4,741)
Gain (loss) on investments, net	(36)	1,240	(6,985)	1,240

Income (loss) before provision for income taxes	52,157	21,474	(5,220)	85,910
Income tax provision (benefit)	31,891	10,784	(136,709)	41,058

Net income	$20,266	$10,690	$131,489	$44,852

Net income per share — basic	$0.05	$0.03	$0.35	$0.13

Net income per share — diluted	$0.05	$0.03	$0.34	$0.12

Shares used in per share calculation — basic	371,345	392,450	376,455	353,627

Shares used in per share calculation — diluted	392,586	407,113	396,445	368,080

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	July 26,	October 27,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$459,399	$315,755
Short-term investments	244,922	325,846

Total cash, cash equivalents and short-term investments	704,321	641,601
Marketable equity securities	—	14,205
Accounts receivable, net of allowances of $6,076 and $6,505 at July 26, 2008 and October 27, 2007, respectively	174,103	175,755
Inventories	14,369	18,017
Deferred tax assets	73,100	22,781
Prepaid expenses and other current assets	75,091	39,841

Total current assets	1,040,984	912,200
Long-term investments	59,906	137,524
Property and equipment, net	300,116	204,052
Goodwill	280,347	384,376
Intangible assets, net	237,167	272,652
Non-current deferred tax assets	200,715	167
Other assets	19,064	19,129

Total assets	$2,138,299	$1,930,100

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$109,886	$108,810
Accrued employee compensation	72,762	76,017
Deferred revenue	110,698	94,533
Current liabilities associated with facilities lease losses	13,930	12,807
Liability associated with class action lawsuit	160,000	—
Other accrued liabilities	75,110	117,534

Total current liabilities	542,386	409,701
Convertible subordinated debt	169,119	167,498
Non-current liabilities associated with facilities lease losses	16,929	25,742
Non-current liabilities – deferred taxes	—	22,781
Non-current deferred revenue	37,850	36,344
Non-current income tax liability	55,971	—
Other non-current liabilities	9,350	1,376

Total liabilities	831,605	663,442

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 371,827 and 387,406 shares at July 26, 2008 and October 27, 2007, respectively	372	387
Additional paid-in capital	1,369,959	1,462,782
Accumulated other comprehensive loss	(2,874)	(1,180)
Accumulated deficit	(60,763)	(195,331)

Total stockholders’ equity	1,306,694	1,266,658

Total liabilities and stockholders’ equity	$2,138,299	$1,930,100

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	July 26,	July 28,
	2008	2007
Cash flows from operating activities:
Net income	$131,489	$44,852
Adjustments to reconcile net income to net cash provided by operating activities:
Release of valuation allowance	(185,176)	—
Excess tax benefit from employee stock plans	(2,505)	(9,120)
Depreciation and amortization	89,645	69,560
Loss on disposal of property and equipment	1,328	812
Net losses on investments and marketable equity securities	6,488	—
Provision for doubtful accounts receivable and sales allowances	4,914	3,115
Non-cash compensation expense	31,521	24,443
Non-cash facilities lease loss benefit	(477)	—
Changes in assets and liabilities:
Accounts receivable	3,758	41,354
Inventories	3,648	51
Prepaid expenses and other assets	(19,032)	(1,980)
Deferred tax assets	(9,808)	(97)
Accounts payable	1,196	32,515
Accrued employee compensation	(3,526)	(37,701)
Deferred revenue	17,671	15,101
Other accrued liabilities	46,003	(61,522)
Liabilities associated with facilities lease losses	(7,213)	(5,519)
Liability associated with class action lawsuit	160,000	—

Net cash provided by operating activities	269,924	115,864

Cash flows from investing activities:
Purchases of short-term investments	(166,963)	(397,863)
Purchases of long-term investments	(37,731)	(152,602)
Purchases of non-marketable minority equity investments	—	(5,000)
Proceeds from maturities and sale of short-term investments	340,838	588,159
Proceeds from maturities and sale of long-term investments	22,483	10,862
Proceeds from sale of marketable equity securities and equity investments	9,926	—
Purchases of property and equipment	(125,468)	(41,526)
Proceeds from sale of property and equipment	—	1,336
Decrease in restricted cash	—	12,422
Cash acquired on merger with McDATA	—	147,407
Cash paid in connection with acquisitions, net of cash acquired	(43,554)	(7,704)

Net cash provided by (used in) investing activities	(469)	155,491

Cash flows from financing activities:
Payments on capital lease obligations	—	(712)
Proceeds from issuance of common stock, net	41,803	90,670
Common share repurchase program	(168,293)	(140,883)
Termination of interest rate swap	—	(4,989)
Redemption of outstanding convertible debt	—	(124,185)
Excess tax benefit from employee stock plans	2,505	9,120

Net cash used in financing activities	(123,985)	(170,979)

Effect of exchange rate fluctuations on cash and cash equivalents	(1,826)	(336)

Net increase in cash and cash equivalents	143,644	100,040
Cash and cash equivalents, beginning of period	315,755	274,368

Cash and cash equivalents, end of period	$459,399	$374,408

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
     Brocade Communications Systems, Inc. (“Brocade” or the “Company”) has prepared the accompanying financial data as of July 26, 2008, and for the three and nine months ended July 26, 2008 and July 28, 2007, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 27, 2007 Condensed Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2007.
     In the opinion of management, all adjustments (which include only normal recurring adjustments, except as otherwise indicated) necessary to present a fair statement of financial position as of July 26, 2008, results of operations for the three and nine months ended July 26, 2008 and July 28, 2007, and cash flows for the nine months ended July 26, 2008 and July 28, 2007 have been made. The results of operations for the three and nine months ended July 26, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Fiscal Year
     The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Both fiscal years 2008 and 2007 are 52-week fiscal years.
Computation of Net Income per Share
     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed using the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period that have a dilutive effect on earnings per share. Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock units and awards and assumed issuance of stock under the employee stock purchase plan using the treasury stock method, and the assumed conversion of outstanding convertible debt using the if-converted method.
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

Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet adopted SFAS 157, but it does not expect the adoption of SFAS 157 will have a material impact on its financial position, results of operations, and cash flows.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet adopted SFAS 159, but is currently assessing the impact that SFAS 159 may have on its financial position, results of operations, and cash flows.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R requires the acquirer in a business combination to recognize assets and liabilities assumed at their fair values and to recognize acquisition-related costs separately from the acquisition. SFAS 141R is effective for business combinations with acquisition dates in fiscal years beginning on or after December 15, 2008. The Company has not yet adopted SFAS 141R, but is currently assessing the impact that SFAS 141R may have on its financial position and results of operations.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company has not yet adopted SFAS 160, but is currently assessing the impact that SFAS 160 may have on its financial position, results of operations, and cash flows.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations, and cash flows. SFAS 161 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted SFAS 161, but is currently assessing the impact that SFAS 161 may have on its disclosures.
     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not yet adopted FSP APB 14-1, but is currently assessing the impact that FSP APB 14-1 may have on its financial position, results of operations, and cash flows.
      In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company has not yet adopted SFAS 162, but it does not expect the adoption of SFAS 162 will have a material impact on its financial position, results of operations, and cash flows.

     In June 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides guidance on determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not yet adopted EITF 07-5, but is currently assessing the impact that EITF 07-5 may have on its financial position, results of operations, and cash flows.
2. Balance Sheet Details
     The following tables provide details of selected balance sheet items (in thousands):

	July 26,	October 27,
	2008	2007
Inventories:
Raw materials	$2,803	$11,860
Finished goods	11,566	6,157

Total	$14,369	$18,017

Property and equipment, net:
Computer equipment and software	$111,769	$102,643
Engineering and other equipment	209,054	182,640
Furniture and fixtures	11,876	11,152
Leasehold improvements	58,118	56,052
Land and building(1)	167,737	79,523

Subtotal	558,554	432,010
Less: Accumulated depreciation and amortization	(258,438)	(227,958)

Total	$300,116	$204,052

(1)	Capital expenditures in connection with the construction of the Company’s new campus included approximately $80.2 million as of July 26, 2008.

	July 26,	October 27,
	2008	2007
Other accrued liabilities:
Income taxes payable	$5,303	$46,739
Accrued warranty	5,977	5,923
Inventory purchase commitments	20,458	23,176
Accrued sales programs	11,971	11,245
Other	31,401	30,451

Total	$75,110	$117,534

3. Investments and Equity Securities
     The following tables summarize the Company’s investments and equity securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
July 26, 2008
U.S. government and its agencies and municipal obligations	$107,420	$246	$(56)	$107,610
Corporate bonds and notes	193,504	639	(1,931)	192,212
Marketable equity securities	5,006	—	—	5,006

Total	$305,930	$885	$(1,987)	$304,828

Reported as:
Short-term investments and marketable equity securities				$244,922
Long-term investments				59,906

Total				$304,828

October 27, 2007
U.S. government and its agencies and municipal obligations	$168,064	$175	$(17)	$168,222
Corporate bonds and notes	284,711	702	(524)	284,889
Marketable equity securities	26,189	—	(1,725)	24,464

Total	$478,964	$877	$(2,266)	$477,575

Reported as:
Short-term investments and marketable equity securities				$340,051
Long-term investments				137,524

Total				$477,575

     At July 26, 2008 and October 27, 2007, net unrealized holding losses of $1.0 million and $1.4 million, respectively, were included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets. Marketable equity securities are held for purposes other than trading and are classified as available for sale. There were no impairment charges on marketable equity securities during the nine months ended July 26, 2008.
4. Goodwill and Intangible Assets
     During the second quarter of fiscal year 2008, the Company allocated goodwill to the reportable segments. The following table summarizes the goodwill activity during the nine months ended July 26, 2008 (in thousands):

		Services,
	Data Center	Support and
	Infrastructure	Solutions	Other	Total
Balance at October 27, 2007	$ —	$ —	$ —	$384,376
Tax adjustment(1)	—	—	—	(19,726)

Balance at January 26, 2008	235,439	59,255	69,956	364,650
Acquisitions	—	20,873	—	20,873
Tax adjustment(2)	(56,767)	(31,154)	(2,470)	(90,391)

Balance at April 26, 2008	178,672	48,974	67,486	295,132
Tax adjustment(3)	(9,537)	(5,234)	—	(14,771)
Other	(14)	—	—	(14)

Balance at July 26, 2008	$169,121	$43,740	$67,486	$280,347

(1)	The goodwill adjustment of $19.7 million was primarily a result of the realization of deferred tax assets of acquired companies.

(2)	The goodwill adjustment of $90.4 million was primarily a result of recording deferred tax assets of acquired companies due to the valuation allowance release.

(3)	The goodwill adjustment of $14.8 million was primarily a result of the realization of deferred tax assets of acquired companies.

     The Company amortizes intangible assets over a useful life ranging from 6 months to 14 years. Intangible assets as of July 26, 2008 consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Tradename	$14,873	$5,986	$8,887
Core/Developed technology	154,754	62,884	91,870
Customer relationships	179,412	43,457	135,955
Non-compete agreements	970	515	455

Total intangible assets	$350,009	$112,842	$237,167

     Intangible assets as of October 27, 2007 consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Tradename	$11,373	$3,089	$8,284
Core/Developed technology	154,454	34,929	119,525
Customer relationships	167,011	22,317	144,694
Non-compete agreements	371	222	149

Total intangible assets	$333,209	$60,557	$272,652

     For the three and nine months ended July 26, 2008, total amortization expense related to intangible assets of $8.8 million and $28.6 million, respectively, was included in cost of revenues, and $7.8 million and $23.7 million, respectively, was included in operating expenses in the Condensed Consolidated Statements of Income. For the three and nine months ended July 28, 2007, total amortization expense related to intangible assets of $11.3 million and $22.6 million, respectively, was included in cost of revenues, and $7.9 million and $16.8 million, respectively, was included in operating expenses in the Condensed Consolidated Statements of Income.
     The following table presents the estimated future amortization of intangible assets (in thousands):

Future
Estimated
Fiscal Year	Amortization
2008 (1)	$16,600
2009	66,356
2010	53,230
2011	43,257
2012	29,902
2013 and thereafter	27,822

Total	$237,167

(1)	Reflects the remaining three months of fiscal year 2008.
5. Liabilities Associated with Facilities Lease Losses
     As of July 26, 2008, the Company had recorded $30.9 million in facilities lease loss reserve related to future lease commitments, net of expected sublease income. The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary.

     The following table summarizes the activity related to the facilities lease loss reserve, net of expected sublease income (in thousands), as of July 26, 2008:

Lease Loss
Reserve
Reserve balance at October 27, 2007	$38,549
Cash payments on facilities leases	(7,228)
Non-cash charges and other adjustments	(462)

Reserve balance at July 26, 2008	$30,859

     Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2017.
6. Convertible Subordinated Debt
     As of July 26, 2008, convertible subordinated debt includes $172.5 million of outstanding 2.25% convertible subordinated notes (the “2.25% Notes”) due February 15, 2010 previously issued by McDATA Corporation (“McDATA”). In accordance with purchase accounting rules, the 2.25% Notes were adjusted to their aggregate fair value of $166.5 million based on the quoted market closing price as of the acquisition date.
     On January 29, 2007, effective upon the consummation of the merger with McDATA, the Company fully and unconditionally guaranteed and became a co-obligor on the 2.25% Notes with McDATA. The 2.25% Notes were convertible into McDATA’s Class A common stock at a conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares) at any time prior to February 15, 2010, subject to adjustments. Pursuant to the merger agreement, at the effective time of the merger each outstanding share of McDATA’s Class A common stock, $0.01 par value per share, was converted into the right to receive 0.75 shares of Brocade’s common stock, $0.001 par value per share, together with cash in lieu of fractional shares. As a result, an approximate aggregate of 12.1 million shares are subject to conversion at any time prior to February 15, 2010, subject to adjustments. For both the three and nine months ended July 26, 2008, 12.1 million shares were dilutive and therefore included in the calculation of diluted net income per share.
     As of July 26, 2008, the approximate aggregate fair value of the outstanding debt was $163.9 million. The Company estimated the fair value of the outstanding debt by using the high and low prices per $100 of the Company’s 2.25% Notes as of the last day of trading for the third fiscal 2008 quarter, which were both $95.00.
     Concurrent with the issuance of the 2.25% Notes, McDATA entered into share option transactions using approximately $20.5 million of net proceeds. As part of these share option transactions, McDATA purchased options that cover approximately 12.1 million shares of common stock, at a strike price of $14.28. McDATA also sold options that cover approximately 12.7 million shares of common stock, at a strike price of $20.11. The net cost of the share option transactions was recorded against additional paid-in capital in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).
7. Commitments and Contingencies
Operating and Capital Leases
     The Company leases certain facilities and certain equipment under various operating and capital lease agreements expiring through January 2017. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $2.4 million as security for the leases. Future minimum lease payments under all non-cancelable operating leases as of July 26, 2008 total to $84.0 million, net of contractual sublease income of $5.8 million. In addition to base rent, many of the facilities lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses (see Note 5, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Condensed Consolidated Financial Statements).
Product Warranties
     The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience, current trends and the Company’s expectations regarding future experience. The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. The beginning balance for the nine months ended July 26, 2008 reflects $2.6 million in warranty expenses resulting from the McDATA acquisition. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the nine months ended July 26, 2008 and July 28, 2007 (in thousands):

	Nine Months Ended
	July 26,	July 28,
	2008	2007
Beginning balance	$5,923	$2,230
Liabilities accrued for warranties issued during the period	3,414	7,390
Warranty claims paid and uses during the period	(2,610)	(2,659)
Changes in liability for pre-existing warranties during the period	(750)	(818)

Ending balance	$5,977	$6,143

     In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of July 26, 2008, there have been no known material events or circumstances that have resulted in a customer contract related indemnification liability to the Company.
Manufacturing and Purchase Commitments
     The Company has manufacturing agreements with Hon Hai Precision Industry Co., Ltd. (“Foxconn”), Sanmina-SCI Corporation (“Sanmina”) and Flextronics International Ltd. (“Flextronics”) under which the Company provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to the Company’s customers. The required lead-time for placing orders with Foxconn, Sanmina and Flextronics depends on the specific product. As of July 26, 2008, the Company’s aggregate commitment to Foxconn, Sanmina and Flextronics for inventory components used in the manufacture of Brocade products was $130.6 million, net of a purchase commitments reserve of $20.5 million, which the Company expects to utilize during future normal ongoing operations. The Company’s purchase orders placed with Foxconn, Sanmina and Flextronics are cancelable, however if cancelled, the agreements require the Company to purchase all inventory components not returnable, usable by, or sold to, other customers of the aforementioned contract manufacturers. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal operations.
Income Taxes
     In May 2008, the Internal Revenue Service (“IRS”) completed its field examination of Brocade’s federal income tax return and issued a Revenue Agent’s Report (“RAR”). The IRS is contesting the Company’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries. The IRS’ proposed adjustment would offset approximately $306.0 million of the Company’s net operating loss carryforwards. The IRS’ proposed adjustment resulted in a tax assessment of approximately $6.4 million, excluding penalties and interest. The IRS may make similar claims against the Company’s transfer pricing arrangements in future examinations. In June 2008, the Company filed a protest with the Appeals Office of the IRS to challenge the IRS’ proposed adjustment and assessment. In addition, the IRS notified the Company that its federal income tax returns for the three years ended October 28, 2006 will also be audited. Due to the net operating loss and credit carryforwards, the Company’s U.S. federal, state, and local income tax returns remain open for examination. The Company is generally not subject to non-U.S. income tax examinations for years before 2000. Brocade believes it has adequate reserves for all open tax years.
Pending Acquisition Termination Fee
     On July 21, 2008, Brocade announced a definitive agreement to purchase Foundry Networks®, Inc. (“Foundry”), a performance and total solutions leader for network switching and routing. In the event Brocade fails to obtain the necessary financing for the merger or in the case of certain other events, Brocade will be obligated to pay a termination fee to Foundry in the amount of $85.0 million.
Finance Commitment Letter
     Also on July 21, 2008, concurrent with the entry into a definitive agreement to purchase Foundry, the Company entered into a finance commitment letter with Bank of America, N.A., Banc of America Bridge LLC and Morgan Stanley Senior Funding, Inc. of up to $1.625 billion, which consists of up to $125.0 million under a revolving credit facility and up to $1.5 billion under a secured term loan and unsecured bridge loan facilities. The commitment letter provides that the revolving credit facility and term loan facility would mature five years after the closing of the financing, and any bridge loan facility would mature twelve months after the closing of the financing.

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
     On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against Brocade and some but not all of the claims against McDATA and Inrange. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Brocade, McDATA and Inrange, was submitted to the Court for approval. In August 2005, the Court granted preliminary approval of the settlement. In December 2006, the appellate Court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. Neither Brocade, McDATA, nor Inrange is a test case. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six test cases, which the defendants in those cases have opposed. On March 26, 2008, the Court denied the defendants’ motion to dismiss with respect to a substantial portion of the claims and granted the defendants’ motion to dismiss with respect to certain limited Section 11 claims. It is uncertain whether there will be any revised or future settlement. If the litigation proceeds, the Company believes that it has meritorious defenses to plaintiffs’ claims and intends to defend the action vigorously.
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

     Beginning on or about May 24, 2005, several derivative actions were also filed against certain of Brocade’s current and former officers and directors. These actions were filed in the United States District Court for the Northern District of California and in the California Superior Court in Santa Clara County. The complaints allege, among other things, that those current and former officers and directors breached their fiduciary duties to Brocade by engaging in alleged wrongful conduct, including conduct complained of in the securities litigation described above. Brocade is named solely as a nominal defendant against whom the plaintiffs seek no monetary recovery (other than the award of attorneys’ fees). The derivative actions pending in the District Court for the Northern District of California were consolidated, and the Court created a Lead Counsel structure. The federal derivative plaintiffs filed a consolidated complaint in the District Court for the Northern District of California on October 7, 2005, and Brocade filed a motion to dismiss that action on October 27, 2005. On January 6, 2006, Brocade’s motion was granted, and the consolidated complaint in the District Court for the Northern District of California was dismissed with leave to amend. The parties to this action subsequently reached a preliminary settlement, and, on February 14, 2007, the Court entered an Order granting preliminary approval of the settlement. On April 27, 2007, the Court refused to grant final approval of the settlement at that time.
     On April 15, 2008, another related, but not consolidated, derivative action was filed in the United States District Court for the Northern District of California. The complaint alleges, among other things, that certain of Brocade’s officers and directors breached their fiduciary duties to Brocade and violated federal law by engaging in allegedly wrongful conduct including conduct complained of in the securities litigation and the other derivative litigation described above. Brocade is named solely as a nominal defendant against whom the plaintiff seeks no monetary recovery (other than the award of attorneys’ fees).
     The derivative actions pending in the Superior Court in Santa Clara County were consolidated, and the derivative plaintiffs filed a consolidated complaint on September 19, 2005. Brocade filed a motion to stay the state derivative action in deference to the substantially identical consolidated derivative action pending in the District Court for the Northern District of California, and on November 15, 2005, the state Court stayed the action. In October 2006, the Court partially lifted the stay and granted plaintiffs leave to file an amended complaint. On November 13, 2006, plaintiffs filed an amended complaint, and Brocade filed a demurrer to the action on March 9, 2007 and, on September 4, 2007, a motion to dismiss due to plaintiffs’ lack of standing.
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
     On August 1, 2008, Brocade, acting through the SLC, filed a Second Amended Complaint in the consolidated federal derivative action against ten former officers or directors of the Company, asserting claims for breach of fiduciary duty and violations of federal and state laws in connection with the matters at issue in the derivative actions and the securities litigation. Brocade also moved (i) to be realigned as plaintiff in the three pending derivative actions, (ii) to dismiss or stay the unconsolidated federal derivative action, and (iii) to stay the state-court derivative action.
     On August 12, 2008, the state Court granted Brocade’s motion to be realigned as a plaintiff in the state-court derivative actions, dismissed the shareholder plaintiff, and stayed the state-court action pending further proceedings in the consolidated federal derivative action.

     On August 18, 2008, Brocade and the plaintiffs’ counsel in the consolidated federal derivative action filed a stipulation and proposed order asking the federal Court to realign Brocade as the sole plaintiff and to dismiss the shareholder plaintiffs in that action. On August 19, 2008, Brocade filed a similar stipulation and proposed order in the unconsolidated federal action; that stipulation also asked the Court to stay the unconsolidated action pending further developments in the consolidated federal action.
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
Legal fees associated with indemnification obligations and other related costs, net
     Pursuant to the Company’s charter documents and indemnification agreements, the Company has certain indemnification obligations to its officers, directors, and certain former officers and directors. Pursuant to such obligations, the Company has incurred substantial expenses related to legal fees and expenses advanced to certain former officers of the Company who are subject to pending criminal and/or civil charges by the SEC and other governmental agencies in connection with Brocade’s historical stock option grant practices. The Company has also incurred substantial expenses related to legal fees and expenses advanced to certain current and former officers and directors who are defendants in the civil actions described above. The Company has incurred similar expenses on behalf of current and former employees, officers, and directors who are witnesses in the civil and criminal matters described above. The Company expenses such amounts as incurred. To the extent that Brocade will receive any amounts as reimbursement for these expenses, they will be treated as a reduction in expenses in the period for which it becomes probable and estimable that reimbursements will be received.
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
     As of July 26, 2008, an unrealized gain of $0.8 million, net, which represented effective hedges, was reported as a component of accumulated other comprehensive income/(loss) within unrealized cumulative translation adjustment. Hedge ineffectiveness, which is reported in the Condensed Consolidated Statements of Income, was not significant.
9. Comprehensive Income
     The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 26,	July 28,	July 26,	July 28,
	2008	2007	2008	2007
Net income	$20,266	$10,690	$131,489	$44,852
Other comprehensive income:
Change in net unrealized gains (losses) on marketable equity securities, cash flow hedges and investments	(969)	601	292	13,624
Unrealized cumulative translation adjustment	(256)	372	(1,986)	775

Total comprehensive income	$19,041	$11,663	$129,795	$59,251

10. Employee Stock Plans
     The Company has several stock-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2007 (the “Plans”). At July 26, 2008, an aggregate of 192.2 million shares were authorized for future issuance under the Plans, which include stock options, shares issued pursuant to the Employee Stock Purchase Plan (“ESPP”), and restricted stock units and other awards. A total of 105.4 million shares of common stock were available for grant under the Plans as of July 26, 2008. Awards that expire, or are cancelled without delivery of shares, generally become available for issuance under the Plans.
     When the measurement date is certain, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The dividend yield reflects that Brocade has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The expected volatility is based on an equal weighted-average of implied volatilities from traded options of the Company’s stock and historical volatility of the Company’s stock. The expected term of stock options is based on historical exercise behavior.

	Three Months Ended		Nine Months Ended
	July 26,	July 28,	July 26,	July 28,
Equity Awards	2008	2007	2008	2007
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.4 — 4.1%	5.0 — 5.1%	1.5 — 4.1%	4.5 — 5.3%
Expected volatility	46.1%	43.9%	45.5%	46.5%
Expected term (in years)	4.0	4.0	4.0	3.8
Stock Options
     The Company recorded $3.9 million and $5.4 million of compensation expense related to stock options for the three months ended July 26, 2008 and July 28, 2007, respectively, in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). The Company recorded $13.7 million and $14.3 million of compensation expense related to stock options for the nine months ended July 26, 2008 and July 28, 2007, respectively, in accordance with SFAS 123R. Compensation expense computed under the fair value method for stock options issued is being amortized under a graded vesting method over the options’ vesting period. A summary of stock option activity under the Plans for the nine months ended July 26, 2008 is presented as follows:

			Weighted-Average
			Remaining	Aggregate Intrinsic
	Shares	Weighted-Average	Contractual Term	Value
	(in thousands)	Exercise Price	(Years)	(in thousands)
Outstanding, October 27, 2007	43,197	$8.20
Granted	2,369	$7.16
Exercised	(4,729)	$5.47
Forfeited or expired	(4,927)	$11.75

Outstanding, July 26, 2008	35,910	$8.06	4.50	$22,498

Ending vested and expected to vest	33,534	$8.12	4.44	$21,147

Exercisable and vested, July 26, 2008	25,273	$8.40	4.06	$17,412

     The weighted-average grant date fair value of employee stock options granted during the three months ended July 26, 2008 and July 28, 2007 was $2.27 and $3.50, respectively. The total intrinsic value of stock options exercised for the three months ended July 26, 2008 and July 28, 2007 was $7.9 million and $3.4 million, respectively.
     As of July 26, 2008, there was $14.0 million of unrecognized compensation expense related to stock options. This expense is expected to be recognized over a weighted-average period of 1.26 years.

Employee Stock Purchase Plan
     Under Brocade’s Employee Stock Purchase Plan, eligible employees can participate and purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $2.1 million for the three months ended July 26, 2008 and July 28, 2007, and $5.0 million and $4.6 million for the nine months ended July 26, 2008 and July 28, 2007, respectively, in accordance with SFAS 123R.
     The fair value of the option component of the Employee Stock Purchase Plan shares was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	July 26,	July 28,	July 26,	July 28,
Employee Stock Purchase Plan	2008	2007	2008	2007
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.5 — 2.2%	5.0 — 5.1%	1.5 — 5.0%	5.0 — 5.2%
Expected volatility	45.9%	37.5%	45.2%	48.2%
Contractual term (in years)	0.5	0.5	0.5	0.5
     As of July 26, 2008, there was $2.4 million of unrecognized compensation expense related to employee stock purchases. This expense is expected to be recognized over a weighted-average period of 0.33 years.
Restricted Stock Awards
     No restricted stock awards were issued for the nine months ended July 26, 2008. For the nine months ended July 28, 2007, Brocade issued 0.1 million restricted stock awards to certain eligible employees at a purchase price of $0.00 per share. These restricted shares are not transferable until fully vested and are subject to repurchase for all unvested shares upon termination. The fair value of each award is based on the Company’s closing stock price on the date of grant. In addition, as part of its acquisition of McDATA, the Company became the administrator of retention compensation plans for certain employees. The plans provide the employees restricted stock that vests generally over a two year service period under certain conditions, subject to full acceleration of vesting upon termination without cause and execution of a release in favor of the Company. Compensation expense computed under the fair value method for restricted stock awards issued is being amortized under a graded vesting method over the awards’ vesting period and was immaterial for the three months ended July 26, 2008 and $1.1 million for the three months ended July 28, 2007, and $0.1 million and $3.3 million, respectively, for the nine months ended July 26, 2008 and July 28, 2007.
     The weighted-average fair value of the restricted stock awards granted during the nine months ended July 26, 2008 and July 28, 2007 was zero and $3.73, respectively. The total fair value of restricted stock awards vested for the nine months ended July 26, 2008 and July 28, 2007 was $13.7 million and $2.5 million, respectively.
     As of July 26, 2008, unrecognized expense related to restricted stock awards was immaterial. A summary of the nonvested restricted stock awards for the nine months ended July 26, 2008 is presented as follows:

	Shares	Weighted-Average
	(in thousands)	Grant Date Fair Value
Nonvested, October 27, 2007	2,130	$3.75
Granted	—	$—
Vested	(1,820)	$4.38
Forfeited	(29)	$0.01

Nonvested, July 26, 2008	281	$0.13

Expected to vest, July 26, 2008	253	$0.13

Restricted Stock Units
     For the nine months ended July 26, 2008 and July 28, 2007, Brocade issued 5.6 million and 2.3 million restricted stock units, respectively. Typically, vesting of restricted stock units occurs over two to four years and is subject to the employee’s continuing service to Brocade. The compensation expense related to these awards of $5.7 million and $1.2 million for the three months ended July 26, 2008 and July 28, 2007, respectively, and $12.8 million and $1.7 million for the nine months ended July 26, 2008 and July 28, 2007, respectively, was determined using the fair market value of Brocade’s common stock on the date of the grant and is recognized under a graded vesting method over the vesting period.

     A summary of the changes in restricted stock units outstanding under Brocade’s equity-based compensation plans during the nine months ended July 26, 2008 is presented as follows:

	Shares	Weighted-Average
	(in thousands)	Grant Date Fair Value
Nonvested, October 27, 2007	2,719	$8.29
Granted	5,594	$7.89
Vested	(3)	$8.31
Forfeited	(368)	$8.09

Nonvested, July 26, 2008	7,942	$8.02

Vested and expected to vest at July 26, 2008	6,480	$8.02

     The aggregate intrinsic value of restricted stock units outstanding at July 26, 2008 was $53.0 million.
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
     As of July 26, 2008, Brocade had $39.7 million of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants that are equity classified and $3.4 million of unrecognized compensation expense related to the long-term incentive plan that is liability classified. These expenses are expected to be recognized over a weighted-average period of 1.84 years. As of July 26, 2008, $2.7 million in compensation expense related to the long-term incentive plan had been recognized to date and no shares are expected to be issued as of July 26, 2008.
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
     During the first quarter of fiscal year 2008, the Company changed its internal reporting structure such that operations are managed and reported in four operating units, of which two are individually reportable segments: Data Center Infrastructure (“DCI”) and Services, Support and Solutions (“S3”); and two are combined into one reportable segment: Other. These segments are organized principally by product category. Prior to the nine months ended July 26, 2008, the Company managed and reported its operations in two operating segments, each of which was a reportable segment: Product and Service.
     The types of products and services from which each reportable segment derives its revenues are as follows:
•	DCI includes a majority of the Company’s storage area network products and software;

•	S3 includes break/fix maintenance, extended warranty, installation, consulting, network management, related software maintenance and support revenue, and telecommunications services; and

•	Other includes embedded blades, host bus adapter products, and files products.

     Prior period segment results have been conformed to the new measurements of segment financial reporting. In addition, financial decisions and the allocation of resources are based on the information from the Company’s management reporting system.
     At this point in time, the Company does not track all of its assets by operating segments. Consequently, it is not practical to show assets by operating segments. The majority of the Company’s assets as of July 26, 2008 were attributable to its United States operations.
     Summarized financial information by reportable segment for the three and nine months ended July 26, 2008 and July 28, 2007, based on the internal management system, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 26,	July 28,	July 26,	July 28,
	2008	2007	2008	2007
Net revenues
DCI	$264,938	$254,721	$792,255	$714,138
S3	63,892	44,600	173,107	106,370
Other	36,866	28,134	103,078	76,371

Total net revenues	365,696	327,455	1,068,440	896,879
Cost of revenues
DCI	98,400	120,040	309,378	314,338
S3	41,419	29,805	107,728	73,724
Other	12,672	11,822	36,098	30,815

Total cost of revenues	152,491	161,667	453,204	418,877
Gross margin
DCI	166,538	134,681	482,877	399,800
S3	22,473	14,795	65,379	32,646

Other	24,194	16,312	66,980	45,556

Total gross margin	$213,205	$165,788	$615,236	$478,002

12. Net Income per Share
     The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 26,	July 28,	July 26,	July 28,
	2008	2007	2008	2007
Basic net income per share
Net income	$20,266	$10,690	$131,489	$44,852
Weighted-average shares of common stock outstanding	371,626	397,397	376,742	357,104
Less: Weighted-average shares of common stock subject to repurchase	(281)	(4,947)	(287)	(3,477)

Weighted-average shares used in computing basic net income per share	371,345	392,450	376,455	353,627
Basic net income per share	$0.05	$0.03	$0.35	$0.13

Diluted net income per share
Net income	$20,266	$10,690	$131,489	$44,852

Interest on convertible subordinated debt, net of income tax effect	429	—	2,056	—

Net income, as adjusted	20,695	10,690	133,545	44,852

Weighted-average shares used in computing basic net income per share	371,345	392,450	376,455	353,627
Dilutive potential common shares	21,241	14,663	19,990	14,453

Weighted-average shares used in computing diluted net income per share	392,586	407,113	396,445	368,080
Diluted net income per share	$0.05	$0.03	$0.34	$0.12

     For the three months ended July 26, 2008 and July 28, 2007, potential common shares in the form of stock options to purchase 13.5 million and 14.4 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share. For the nine months ended July 26, 2008 and July 28, 2007, potential common shares in the form of stock options to purchase 15.0 million and 4.9 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share. For both the three and nine months ended July 26, 2008, potential common shares resulting from the potential conversion, on a weighted-average basis, of the Company’s convertible subordinated debt of 12.1 million common shares were dilutive and therefore included in the calculation of diluted net income per share. For both the three months and nine months ended July 28, 2007, potential common shares resulting from the potential conversion, on a weighted-average basis, of the Company’s convertible subordinated debt of 12.1 million common shares were antidilutive and therefore not included in the computation of diluted earnings per share for that period. No dilutive effect has been included for the share options sold in relation to the convertible subordinated debt for the nine months ended July 28, 2007 because of their anti-dilutive impact.

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
     The Company adopted FIN 48 effective at the beginning of fiscal year 2008. As a result, the cumulative effect of applying FIN 48 was a $3.1 million increase to retained earnings at the beginning of fiscal year 2008. Historically, the Company classified unrecognized tax benefits as current income taxes payable. Under FIN 48, the Company now classifies unrecognized tax benefits as long-term income taxes payable except to the extent it anticipates cash payment within the next year. The amount of unrecognized tax benefits at the beginning of fiscal year 2008 was $90.4 million, including interest and penalties of $2.6 million, and was reported in long-term income taxes payable and as a reduction in deferred tax assets. Of this amount, $56.9 million is related to unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate.
     Upon adoption of FIN 48, the Company adopted an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of interest and penalties accrued as of the beginning of fiscal year 2008 was $2.6 million. For the three and nine months ended July 26, 2008, the Company expensed an additional amount of $0.3 million and $0.8 million, respectively, for interest and penalties related to income tax liabilities through income tax expense. For the three and nine months ended July 26, 2008, the Company expensed an additional amount of $14.4 million and $14.9 million, respectively, for an increase in liabilities, including interest and penalties, through income tax expense.
     As of April 26, 2008, the Company believed that sufficient positive evidence existed from historical operations and projections of future years to conclude that it was more likely than not to realize its deferred tax assets. Accordingly, the Company released the valuation allowance of its deferred tax assets during the three months ended April 26, 2008. The Company continues to apply a valuation allowance on the deferred tax assets relating to capital loss carryforwards, investments and foreign operating loss carryforwards due to limited carryforward periods and the character of such tax attributes. The release of the valuation allowance during the three months ended April 26, 2008 resulted in a tax benefit of $185.2 million and a reduction of goodwill of $78.4 million.
     For the three and nine months ended July 26, 2008, the Company recorded income tax expense (benefit) of $31.9 million and $(136.7) million, respectively. For the three and nine months ended July 28, 2007, the Company recorded income tax expense of $10.8 million and $41.1 million, respectively. The change is primarily attributable to the release of the valuation allowance.
14. Pending Acquisition
     On July 21, 2008, Brocade announced a definitive agreement to purchase Foundry, a performance and total solutions leader for network switching and routing. Brocade will pay a combination of $18.50 per share plus 0.0907 of a share of Brocade common stock in exchange for each share of Foundry common stock, representing a total value of $19.25 (based on Brocade’s closing stock price on July 18, 2008 of $8.27). The transaction has an aggregate purchase price of approximately $3.0 billion on a fully diluted basis. The transaction is subject to certain closing conditions and is expected to close in the fourth quarter of calendar year 2008. Also on July 21, 2008, in order to help finance the merger, the Company entered into a finance commitment letter with Bank of America, N.A., Banc of America Bridge LLC and Morgan Stanley Senior Funding, Inc. (see Note 7, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements).

15. Subsequent Events
     On August 13, 2008, Brocade entered into a Stock Purchase Plan and Agreement with a broker pursuant to which Brocade adopted a prearranged, automatic stock purchase plan under Rule 10b5-1 under the Securities Exchange Act of 1934 (the “10b5-1 Plan”) to assist Brocade in the acquisition of up to $250.0 million of Foundry’s common stock, not to exceed 14.0 million shares of Foundry common stock. Brocade will use its working capital to finance the purchases under the 10b5-1 Plan. Under the 10b5-1 Plan, the broker will have the authority to purchase shares of Foundry common stock in the open market, at the prices and in such amounts in accordance with the terms of the 10b5-1 Plan. The 10b5-1 Plan will permit purchases of Foundry common stock commencing August 14, 2008 until the 10b5-1 Plan is terminated in accordance with its terms.

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
     Brocade products and services are designed to help information technology (“IT”) organizations manage their data and data center infrastructure assets in an efficient, cost-effective manner. In the first fiscal quarter of 2008, Brocade reorganized the Company into four operating units. The objective of this new organization is to allow the Company to more effectively focus on growth opportunities, while being well-positioned to more rapidly scale and accommodate new business opportunities, including potential future acquisitions. The four operating units are as follows:
•	The Data Center Infrastructure (“DCI”) operating unit encompasses the Brocade family of Storage Area Network (“SAN”) business which includes infrastructure products and solutions including directors, switches, routers, fabric-based software applications, distance/extension products, as well as management applications and utilities to centralize data management.

•	The Files (“Files”) operating unit includes the Brocade family of File Area Network (“FAN”) solutions which includes both software and hardware offerings for more effectively managing file data and storage resources.

•	The Server Edge and Storage (“SES”) operating unit includes our new host bus adapters (“HBAs”) and Intelligent Server Adapter initiatives, as well as our SAN switch modules for bladed servers and embedded switches for blade servers.

•	The Services, Support and Solutions (“S3”) operating unit includes services that assist customers with consulting and support in designing, implementing, deploying and managing data center enterprise solutions as well as post-contract customer support.
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

Overview
     Our goal is to be the preeminent provider of storage area network equipment and the leading provider of data center networking solutions that help enterprises connect and manage their information. We have recently introduced a number of new technologies and product lines such as the introduction of our DCX Backbone (“DCX”), new 8 Gigabit fabric switches and HBAs, as well as the new Brocade File Management Engine (“FME”) product.
     When considering the IT spending environment, our continued assumption is that the macro-economic environment will continue to be challenging until at least the beginning of calendar year 2009. We also expect that IT spending in our core markets will continue to show the same level of strength we have experienced in the first three quarters of our fiscal year 2008. While our core markets remain competitive, we believe that our recent product introductions and our installed base advantage keep us in a strong competitive position.
     Based on historical trends, we would expect the fourth fiscal quarter of 2008 to have a higher mix of directors versus switches than in the third fiscal quarter of 2008, which would put slight sequential pressure on gross margins in the fourth fiscal quarter of 2008.
     In the third fiscal quarter of 2008, the pricing environment remained stable and sequential like-for-like average selling price declines were in the low single digits. We expect that quarterly average selling price declines will remain in the low single digits but up slightly from recent prior quarters as enterprise customers try to stretch their available budget dollars.
     In the DCI market segment, we are seeing growth within the director market due to the introduction of our DCX Backbone product. We believe that the DCX Backbone will continue to ramp as customers realize its performance, density and power-efficiency advantages. We also believe that our new 8 Gigabit switch products will continue to make a revenue contribution in the fourth fiscal quarter of 2008 as we anticipate an expanded market adoption of these industry-leading switches in their first full quarter of shipment.
     We continue to make progress in the development of our HBA business and expect to continue to see initial product revenues from our internally developed 8 Gigabit products in the fourth fiscal quarter of 2008, but do not expect to see material contributions to revenue until fiscal year 2009.
     We recently introduced a new product in our File Management Engine product during the second fiscal quarter of 2008. We expect to see revenue contribution from this product ramp throughout the remainder of fiscal year 2008, however, we do not anticipate it will be a material component of our overall revenues.

Results of Operations
     The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues except for cost of revenues and gross margin which are indicated as a percentage of the respective segment net revenues:

	Three Months Ended		Nine Months Ended
	July 26,	July 28,	July 26,	July 28,
	2008	2007	2008	2007
Net revenues
DCI	72.4%	77.8%	74.2%	79.6%
S3	17.5	13.6	16.2	11.9
Other	10.1	8.6	9.6	8.5

Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues
DCI	37.1	47.1	39.1	44.0
S3	64.8	66.8	62.2	69.3
Other	34.4	42.0	35.0	40.3

Total cost of revenues	41.7	49.4	42.4	46.7

Gross margin
DCI	62.9	52.9	60.9	56.0
S3	35.2	33.2	37.8	30.7
Other	65.6	58.0	65.0	59.7

Total gross margin	58.3	50.6	57.6	53.3
Operating expenses:
Research and development	17.9	16.5	17.3	17.3
Sales and marketing	19.2	17.5	19.0	17.3
General and administrative	4.8	3.8	4.0	3.7
Legal fees associated with indemnification obligations and other related costs, net	2.2	5.5	2.1	4.3
Provision for class action lawsuit	—	—	15.0	—
Acquisition and integration costs	—	1.2	—	2.1
Amortization of intangible assets	2.1	2.4	2.2	1.9
Facilities lease losses (benefits)	—	—	—	—

Total operating expenses	46.2	46.9	59.6	46.6

Income (loss) from operations	12.1	3.7	(2.0)	6.7
Interest and other income, net	2.4	3.3	2.6	3.3
Interest expense	(0.3)	(0.8)	(0.4)	(0.5)
Gain (loss) on investments, net	—	0.4	(0.7)	0.1

Income (loss) before provision for income taxes	14.2	6.6	(0.5)	9.6
Income tax provision (benefit)	8.7	3.3	(12.8)	4.6

Net income	5.5%	3.3%	12.3%	5.0%

     Revenues. Our revenues are derived primarily from sales of our DCI products, particularly our family of SAN products, and our service and support offerings related to those products. Our fabric switches and directors, which range in size from 8 ports to 896 ports, connect our customers’ servers and storage devices creating a SAN.
     Our total net revenues for the three months ended July 26, 2008 and July 28, 2007 were as follows (in thousands):

	Three Months Ended
	July 26,	% of Net	July 28,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change
DCI	$264,938	72.4%	$254,721	77.8%	$10,217	4.0%
S3	63,892	17.5%	44,600	13.6%	19,292	43.3%
Other	36,866	10.1%	28,134	8.6%	8,732	31.0%

Total net revenues	$365,696	100.0%	$327,455	100.0%	$38,241	11.7%
     The increase in total net revenues for the three months ended July 26, 2008 as compared to total net revenues for the three months ended July 28, 2007 reflects growth in sales of DCI products, S3 offerings and other products. The increase in DCI product revenues reflects a 12.9 percent increase in the number of ports shipped, partially offset by a 7.9 percent decrease in average selling price per port. S3 revenues increased as a result of the continued expansion of our installed base and expansion in professional services as a result of our acquisition of Strategic Business Systems, Inc. (“SBS”) in March 2008, as well as a $3.9 million reduction in the purchase price accounting adjustment related to the McDATA acquisition. Other revenues increased due to a 31.7 percent increase in the number of ports shipped as a result of our continued growth in the embedded switch market, partially offset by a 0.5 percent decrease in the average selling price per port.
     For the three months ended July 26, 2008 and July 28, 2007, the declines in average selling prices were the result of a continuing competitive pricing environment offset by a mix shift to higher port density and price per port products. We believe the increase in the number of ports shipped reflects higher demand for our products as well as higher market demand as end-users continue to consolidate storage and server infrastructures using SANs, expand SANs to support more applications, and deploy SANs in new environments.
     Our total net revenues for the nine months ended July 26, 2008 and July 28, 2007 were as follows (in thousands):

	Nine Months Ended
	July 26,	% of Net	July 28,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change
DCI	$792,255	74.2%	$714,138	79.6%	$78,117	10.9%
S3	173,107	16.2%	106,370	11.9%	66,737	62.7%
Other	103,078	9.6%	76,371	8.5%	26,707	35.0%

Total net revenues	$1,068,440	100.0%	$896,879	100.0%	$171,561	19.1%
     The increase in total net revenues for the nine months ended July 26, 2008 as compared to total net revenues for the nine months ended July 28, 2007 reflects growth in sales of DCI products, S3 offerings and other products. The increase in DCI product revenues for the period reflects a 12.3 percent increase in the number of ports shipped due to our acquisition of McDATA in January 2007 and mix shift from lower port density switch products to higher port density director products, partially offset by a 1.2 percent decrease in average selling price per port. The increase in S3 revenues was a result of the continued expansion of our installed base and the McDATA and SBS acquisitions as well as the $5.1 million reduction in the purchase price accounting adjustment related to the McDATA acquisition. Other revenues increased due to a 35.6 percent increase in the number of ports shipped as a result of our continued growth in the embedded switch market, partially offset by a 0.5 percent decrease in average selling price per port.
     For the nine months ended July 26, 2008 and July 28, 2007, the declines in average selling prices were the result of a continuing competitive pricing environment offset by a mix shift to higher port density and price per port products. We believe the increase in the number of ports shipped reflects higher demand for our products due in part to expansion of our installed base as a result of the McDATA acquisition as well as higher market demand as end-users continue to consolidate storage and server infrastructures using SANs, expand SANs to support more applications, and deploy SANs in new environments.
     Going forward, we expect the number of ports shipped to fluctuate depending on the demand for our existing and recently introduced products as well as the timing of product transitions by our OEM customers. We also expect that average selling prices per port will likely decline at rates consistent with historical rates, unless they are adversely affected by accelerated pricing pressures, new product introductions by us or our competitors, or other factors that may be beyond our control. Historically, our first and fourth fiscal quarters are seasonally stronger quarters from a revenue perspective than our second and third fiscal quarters.

     Our total net revenues by geographical area for the three months ended July 26, 2008 and July 28, 2007 were as follows (in thousands):

	Three Months Ended
	July 26,	% of Net	July 28,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change
Domestic	$237,216	64.9%	$189,672	57.9%	$47,544	25.1%
International	128,480	35.1%	137,783	42.1%	(9,303)	(6.8)%

Total net revenues	$365,696	100.0%	$327,455	100.0%	$38,241	11.7%
     Our total net revenues by geographical area for the nine months ended July 26, 2008 and July 28, 2007 were as follows (in thousands):

	Nine Months Ended
	July 26,	% of Net	July 28,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change
Domestic	$675,113	63.2%	$548,018	61.1%	$127,095	23.2%
International	393,327	36.8%	348,861	38.9%	44,466	12.7%

Total net revenues	$1,068,440	100.0%	$896,879	100.0%	$171,561	19.1%
     Historically, domestic revenues have accounted for between 58 percent and 75 percent of total net revenues. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. For the three and nine months ended July 26, 2008 as compared to the three and nine months ended July 28, 2007, international revenues decreased as a percentage of total net revenues primarily as a result of stronger sales in the North America region. Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM customers, but we believe that international revenues comprise a larger percent of our total net revenues than the attributed revenues may indicate.
     A significant portion of our revenue is concentrated among a relatively small number of OEM customers. For the three months ended July 26, 2008, three customers each represented ten percent or more of our total net revenues for a combined total of 62 percent of our total net revenues. For the three months ended July 28, 2007, the same three customers each represented ten percent or more of our total net revenues for a combined total of 64 percent of our total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM customers. Therefore, the loss of, or a decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers could seriously harm our financial condition and results of operations.
     A majority of our trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of July 26, 2008, four customers accounted for 17 percent, 15 percent, 14 percent and 13 percent of total accounts receivable. As of October 27, 2007, three customers accounted for 21 percent, 17 percent and 13 percent of total accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable balances. We have established reserves for credit losses, sales allowances, and other allowances. While we have not experienced material credit losses in any of the periods presented, there can be no assurance that we will not experience material credit losses in the future.

     Gross margin for the three months ended July 26, 2008 and July 28, 2007 was as follows (in thousands):

	Three Months Ended
	July 26,	% of Net	July 28,	% of Net	Increase/	% Points
	2008	Revenue	2007	Revenue	(Decrease)	Change
DCI	$166,538	62.9%	$134,681	52.9%	$31,857	10.0%
S3	22,473	35.2%	14,795	33.2%	7,678	2.0%
Other	24,194	65.6%	16,312	58.0%	7,882	7.6%

Total gross margin	$213,205	58.3%	$165,788	50.6%	$47,417	7.7%
     Gross margin for the three months ended July 26, 2008 was 58.3 percent, an increase of 7.7 percentage points from 50.6 percent for the three months ended July 28, 2007. For the three months ended July 26, 2008, DCI product costs relative to net revenues decreased by 10.0 percent as compared to the three months ended July 28, 2007. This was primarily the result of a 10.6 percent decrease in product costs due to a mix shift from legacy McDATA director and switch products for the three months ended July 28, 2007 toward higher margin Brocade director and switch products for the three months ended July 26, 2008, and a reduction in intangibles amortization included in DCI as a percent of revenue by 1.3 percent, partially offset by a 1.9 percent increase in manufacturing costs as a percent of revenue. S3 operations costs decreased by 2.0 percent relative to net revenues primarily due to continued revenue growth from the installed base and increased revenue contributions from SBS, as well as a reduced purchase price accounting adjustment, offset by slower operating costs growth as a percent of revenue for the three months ended July 26, 2008 relative to the three months ended July 28, 2007. Other product costs decreased by 7.6 percent relative to net revenues primarily due to an 11.7 percent decrease in product costs from favorable sales product mix, partially offset by a 4.0 percent increase in manufacturing costs primarily due to payroll related expenses related to increased headcount for the three months ended July 26, 2008 relative to the three months ended July 28, 2007.
     Gross margin for the nine months ended July 26, 2008 and July 28, 2007 was as follows (in thousands):

	Nine Months Ended
	July 26,	% of Net	July 28,	% of Net	Increase/	% Points
	2008	Revenue	2007	Revenue	(Decrease)	Change
DCI	$482,877	60.9%	$399,800	56.0%	$83,077	4.9%
S3	65,379	37.8%	32,646	30.7%	32,733	7.1%
Other	66,980	65.0%	45,556	59.7%	21,424	5.3%

Total gross margin	$615,236	57.6%	$478,002	53.3%	$137,234	4.3%
     Gross margin for the nine months ended July 26, 2008 was 57.6 percent, an increase of 4.3 percentage points from 53.3 percent for the nine months ended July 28, 2007. For the nine months ended July 26, 2008, DCI product costs relative to net revenues decreased by 4.9 percent as compared to the nine months ended July 28, 2007. This was primarily the result of a 6.5 percent decrease in product costs due to a mix shift from switch products for the nine months ended July 28, 2007 toward higher margin director products for the nine months ended July 26, 2008, partially offset by a 0.4 percent increase in intangibles amortization as well as a 1.1 percent increase in manufacturing costs due to increased headcount resulting from the McDATA acquisition. S3 operations costs decreased by 7.1 percent relative to net revenues primarily due to a 62.7% increase in revenues, offset by increases in headcount and outside services as the organization was expanded as a result of the McDATA acquisition. Other product costs decreased by 5.3 percent relative to net revenues primarily due to an 8.6 percent decrease in product costs from favorable sales product mix, partially offset by a 3.3% increase in manufacturing costs primarily due to payroll expenses related to increased headcount for the nine months ended July 26, 2008 relative to the nine months ended July 28, 2007.
     Gross margin is primarily affected by average selling price per port, number of ports shipped and cost of revenues. As described above, we expect that average selling prices per port for our products will continue to decline at rates consistent with historical rates, unless they are further affected by accelerated pricing pressures, new product introductions by us or our competitors, or other factors that may be beyond our control. We believe that we have the ability to partially mitigate the effect of declines in average selling price per port on gross margins through our product and manufacturing operations cost reductions. However, the average selling price per port could decline at a faster pace than we anticipate. If this dynamic occurs, we may not be able to reduce our costs fast enough to prevent a decline in our gross margins. In addition, we must continue to increase the current volume of ports shipped to maintain our current gross margins. If we are unable to offset future reductions in average selling price per port with reductions in product and manufacturing operations costs, or if as a result of future reductions in average selling price per port our revenues do not grow, our gross margins would be negatively affected.

     We recently introduced several new products and expect to introduce additional new products in the near future. As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. Our gross margins would likely be adversely affected if we fail to successfully manage the introductions of these new products. However, we currently anticipate that fluctuations in cost of revenues will be consistent with fluctuations in revenue.
     Research and development expenses. Research and development (“R&D”) expenses consist primarily of salaries and related expenses for personnel engaged in engineering and R&D activities, fees paid to consultants and outside service providers, nonrecurring engineering charges, prototyping expenses related to the design, development, testing and enhancement of our products, depreciation related to engineering and test equipment, and IT and facilities expenses.
     R&D expenses for the three months ended July 26, 2008 and July 28, 2007 were as follows (in thousands):

July 26,	% of Net	July 28,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change
$ 65,368	17.9%	$54,085	16.5%	$11,283	20.9%
     R&D expenses increased for the three months ended July 26, 2008 as compared to the three months ended July 28, 2007. This increase was primarily due to a $6.4 million increase in salaries and wages due to headcount growth of 144 employees, a $1.4 million increase due to headcount shift from sustaining development to new development projects, and a $2.2 million increase due to IT and facilities related expenses. R&D expenses increased 1.4 percentage points as a percent of total net revenues in the three months ended July 26, 2008 compared with the three months ended July 28, 2007.
     R&D expenses for the nine months ended July 26, 2008 and July 28, 2007 were as follows (in thousands):

July 26,	% of Net	July 28,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change
$ 184,704	17.3%	$154,780	17.3%	$29,924	19.3%
     R&D expenses increased in absolute dollars for the nine months ended July 26, 2008 as compared to the nine months ended July 28, 2007. This increase was primarily due to a $12.4 million increase in salaries and wages as a result of the McDATA and Silverback Systems, Inc. (“Silverback”) acquisitions and continued headcount growth, $2.7 million in additional outside service expenses related to product development including our recent introduction of our 8 Gigabit switch family, $3.0 million in prototypes and nonrecurring engineering charges, a $10.8 million increase in expenses related to IT, facilities and other shared functions, and a $3.1 million increase due to headcount shift from sustaining development to new development projects, partially offset by a $5.2 million decrease in acquisition and engineering related bonuses. R&D expenses were relatively unchanged as a percent of total net revenues in the nine months ended July 26, 2008 compared with the nine months ended July 28, 2007.
     We currently anticipate that R&D expenses, as a percent of revenue, for the three months ending October 25, 2008 will be relatively consistent with the three months ended July 26, 2008.
     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales, costs associated with promotional and travel expenses, and IT and facilities expenses.
     Sales and marketing expenses for the three months ended July 26, 2008 and July 28, 2007 were as follows (in thousands):

July 26,	% of Net	July 28,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change
$ 70,039	19.2%	$57,200	17.5%	$12,839	22.4%
     Sales and marketing expenses increased for the three months ended July 26, 2008 as compared to the three months ended July 28, 2007. This increase was primarily due to a $1.4 million increase in salaries and wages due to headcount growth of 60 employees, a $4.5 million increase in sales commissions and related expenses, a $2.0 million increase in advertising expense related to the 8 Gigabit product launch, a $2.3 million increase due to IT and facilities related expenses, offset by a $1.2 million decrease in travel and entertainment expenses. Sales and marketing expenses increased 1.7 percentage points as a percent of total net revenues in the three months ended July 26, 2008 compared with the three months ended July 28, 2007.

     Sales and marketing expenses for the nine months ended July 26, 2008 and July 28, 2007 were as follows (in thousands):

July 26,	% of Net	July 28,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change
$ 203,200	19.0%	$155,150	17.3%	$48,050	31.0%
     Sales and marketing expenses increased for the nine months ended July 26, 2008 as compared to the nine months ended July 28, 2007. This increase was primarily due to the McDATA acquisition and included a $7.2 million increase related to our sales related conference and Presidents Club expenses, a $4.2 million increase in advertising expense related to the 8 Gigabit product launch, a $9.2 million increase in sales commissions expenses, an $8.2 million increase in salaries and wages primarily due to the McDATA acquisition as well as continued headcount growth, and a $4.1 million increase in expenses related to IT and facilities. Sales and marketing expenses increased 1.7 percentage points as a percent of total net revenues in the nine months ended July 26, 2008 compared with the nine months ended July 28, 2007.
     We currently anticipate that sales and marketing expenses, as a percent of revenue, for the three months ending October 25, 2008 will be relatively consistent with the three months ended July 26, 2008.
     General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources, as well as recruiting expenses, professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses.
     General and administrative expenses for the three months ended July 26, 2008 and July 28, 2007 were as follows (in thousands):

July 26,	% of Net	July 28,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change
$ 17,577	4.8%	$12,536	3.8%	$5,041	40.2%
     G&A expenses increased for the three months ended July 26, 2008 as compared to the three months ended July 28, 2007. The increase in G&A was primarily due to a $6.8 million increase in salaries and wages due to the headcount growth of 78 employees, a $4.8 million increase in outside services and a $1.3 million increase in depreciation and amortization, partially offset by a $10.7 million increase in expenses allocated to other functional groups. G&A expenses as a percent of total net revenues was relatively unchanged in the three months ended July 26, 2008 as compared to the three months ended July 28, 2007.
     General and administrative expenses for the nine months ended July 26, 2008 and July 28, 2007 were as follows (in thousands):

July 26,	% of Net	July 28,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change
$ 43,260	4.0%	$33,511	3.7%	$9,749	29.1%
     G&A expenses increased for the nine months ended July 26, 2008 as compared to the nine months ended July 28, 2007. The increase in G&A was primarily due to the McDATA and SBS acquisitions which resulted in a $12.8 million increase in salaries and headcount related expenses and a $10.6 million increase in outside services, as well as a $5.1 million increase in depreciation and amortization expense, partially offset by a $21.6 million increase in expenses allocated to other functional groups. G&A expenses as a percent of total net revenues was relatively unchanged in the nine months ended July 26, 2008 as compared to the nine months ended July 28, 2007.
     We currently anticipate that G&A expenses, as a percent of revenue, for the three months ending October 25, 2008 will be relatively consistent with the three months ended July 26, 2008.

     Legal fees associated with indemnification obligations and other related costs, net. These expenses consist of professional legal and accounting service fees for various matters, including applicable indemnification obligations and defense of the Company in legal proceedings. Pursuant to the Company’s charter documents and indemnification agreements, the Company has certain indemnification obligations to its directors, officers, and employees as well as certain former directors, officers and employees. Pursuant to such obligations, we incurred expenses related to amounts paid to certain former directors, officers and employees of the Company who have been either convicted in criminal proceedings and/or are subject to ongoing SEC and civil actions in connection with Brocade’s historical stock option grant practices.
     Legal fees associated with indemnification obligations and other related costs, net, for the three and nine months ended July 26, 2008 and July 28, 2007 were as follows (in thousands):

	July 26,	% of Net	July 28,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change
Three months ended	$7,951	2.2%	$17,984	5.5%	$(10,033)	(55.8)%
Nine months ended	$22,399	2.1%	$38,446	4.3%	$(16,047)	(41.7)%
     For the three months ended July 26, 2008, legal fees decreased by $10.0 million as compared to the three months ended July 28, 2007. This decrease was primarily due to a one-time contribution of $9.5 million from an outside legal advisor to Brocade in connection with an agreement reached with Brocade’s Special Litigation Committee. For the nine months ended July 26, 2008, legal fees decreased by $16.0 million as compared to the nine months ended July 28, 2007. This decrease was primarily due to a decrease in legal indemnification expenses as well as the one-time contribution of $9.5 million.
     Provision for class action lawsuit. This expense consists of our estimate to resolve our class action lawsuit.
     Provision for class action lawsuit for the three and nine months ended July 26, 2008 and July 28, 2007 was as follows (in thousands):

	July 26,	% of Net	July 28,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change
Three months ended	$—	—%	$—	—%	$—	—%
Nine months ended	$160,000	15.0%	$—	—%	$160,000	100%
     For the nine months ended July 26, 2008, provision for class action lawsuit increased by $160.0 million as compared to the nine months ended July 28, 2007. This increase was based on the preliminary settlement reached between Brocade and the lead plaintiffs for the federal securities class action on May 30, 2008.
     Acquisition and integration costs. Acquisition and integration costs for the three and nine months ended July 26, 2008 and July 28, 2007 were as follows (in thousands):

	July 26,	% of Net	July 28,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change
Three months ended	$—	—%	$4,055	1.2%	$(4,055)	(100.0)%
Nine months ended	$—	—%	$19,051	2.1%	$(19,051)	(100.0)%
     For the three and nine months ended July 28, 2007, we recorded acquisition and integration costs primarily for costs incurred for consulting services, other professional fees and bonuses paid to transitional employees in connection with our acquisition of McDATA.

     Amortization of intangible assets. Amortization of intangible assets for the three and nine months ended July 26, 2008 and July 28, 2007 was as follows (in thousands):

	July 26,	% of Net	July 28,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change
Three months ended	$7,846	2.1%	$7,924	2.4%	$(78)	(1.0)%
Nine months ended	$23,664	2.2%	$16,810	1.9%	$6,854	40.8%
     During the three and nine months ended July 26, 2008, we recorded amortization of intangible assets related to the acquisitions of McDATA, Silverback, NuView, Inc., and SBS. Amortization of intangible assets was relatively unchanged for the three months ended July 26, 2008 as compared to the three months ended July 28, 2007. The increase in amortization of intangible assets for the nine months ended July 26, 2008 as compared to the nine months ended July 28, 2007 was primarily due to the McDATA acquisition which was completed at the beginning of our second fiscal quarter of 2007. We account for intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Intangible assets are recorded based on estimates of fair value at the time of the acquisition and identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements).
     Facilities lease losses (benefits). Facilities lease losses (benefits) for the three and nine months ended July 26, 2008 and July 28, 2007 were as follows (in thousands):

	July 26,	% of Net	July 28,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change
Three months ended	$—	—%	$—	—%	$—	—%
Nine months ended	$(477)	—%	$—	—%	$477	100.0%
     During the nine months ended July 26, 2008, we recorded a benefit of $0.5 million related to estimated facilities lease losses, net of expected sublease income. This benefit represents a change in estimate associated with the reoccupation of expected sublease space by Brocade. We revised certain estimates and assumptions, including those related to estimated sublease rates, estimated time to sublease the facilities, expected future operating costs, and expected future use of the facilities. No charges or benefits were recorded during the three months ended July 26, 2008 and during the three and nine months ended July 28, 2007.
     Interest and other income, net. Interest and other income, net, for the three and nine months ended July 26, 2008 and July 28, 2007 were as follows (in thousands):

	July 26,	% of Net	July 28,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change
Three months ended	$8,872	2.4%	$10,913	3.3%	$(2,041)	(18.7)%
Nine months ended	$27,663	2.6%	$29,157	3.3%	$(1,494)	(5.1)%
     For the three and nine months ended July 26, 2008 as compared to the three and nine months ended July 28, 2007, the decrease in interest and other income, net, was primarily related to decreased average rates of return due to investment mix and a decrease in interest rates.
     Interest expense. Interest expense primarily represents the interest cost associated with our convertible subordinated debt (see Note 6, “Convertible Subordinated Debt,” of the Notes to Condensed Consolidated Financial Statements).
     Interest expense for the three and nine months ended July 26, 2008 and July 28, 2007 was as follows (in thousands):

	July 26,	% of Net	July 28,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change
Three months ended	$(1,103)	(0.3)%	$(2,683)	(0.8)%	$(1,580)	(58.9)%
Nine months ended	$(4,384)	(0.4)%	$(4,741)	(0.5)%	$(357)	(7.5)%
     Interest expense for the three months ended July 26, 2008 as compared to the three months ended July 28, 2007 decreased primarily as a result of the settlement of the interest rate swap in connection with the convertible subordinated debt during the three months ended July 28, 2007 and the capitalization of interest cost in connection with the development of the Company campus during the three months ended July 26, 2008. Interest expense was relatively unchanged for the nine months ended July 26, 2008 as compared to the nine months ended July 28, 2007.

     As of July 26, 2008 and July 28, 2007, the carrying value of the outstanding balance of our convertible subordinated debt assumed from the McDATA acquisition was $169.1 million and $167.0 million, respectively.
     Gain (loss) on investments, net. Gain (loss) on investments, net, for the three and nine months ended July 26, 2008 and July 28, 2007 was as follows (in thousands):

	July 26,	% of Net	July 28,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change
Three months ended	$(36)	—%	$1,240	0.4%	$1,276	102.9%
Nine months ended	$(6,985)	(0.7)%	$1,240	0.1%	$8,225	663.3%
     For the three months ended July 26, 2008, we had an immaterial loss on investments due to the disposition of portfolio investments at amounts below the carrying value as compared to the three months ended July 28, 2007 where we had $1.2 million in gain on investments due to the sale of our equity investment in a publicly traded company. For the nine months ended July 26, 2008 as compared to the nine months ended July 28, 2007, we had $7.0 million in loss on investments due to a loss of $6.0 million on the sale of our equity investment in a publicly traded company and losses of $1.0 million on the disposition of portfolio investments at amounts below the carrying value. The carrying value of our equity investments in non-publicly traded companies at July 26, 2008 and July 28, 2007 was $5.4 million and $5.8 million, respectively.
     Provision for (benefit from) income taxes. Provision for (benefit from) income taxes for the three and nine months ended July 26, 2008 and July 28, 2007 was as follows (in thousands):

	July 26,	% of Net	July 28,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change
Three months ended	$31,891	8.7%	$10,784	3.3%	$21,107	195.7%
Nine months ended	$(136,709)	(12.8)%	$41,058	4.6%	$(177,767)	(433.0)%
     For the three and nine months ended July 26, 2008, our income tax provision (benefit) was based on both domestic and international operations. We expect to continue to record an income tax provision for our international and domestic operations in the future. Based on our current expectations and forecasts of the future, it is possible that our tax rate will continue to be at a relatively similar level. However, given that the tax rate is driven by several different factors, it is not possible to estimate the Company’s future rate with a high degree of certainty. In the three months ended April 26, 2008, we released the valuation allowance of our deferred tax assets. SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if the weight of available evidence indicates that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods. The realization of deferred tax assets is based on several factors, including our past earnings and the scheduling of deferred tax liabilities and projected income from operating activities. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the three months ended April 26, 2008, we determined that there was sufficient positive evidence to support the release of the valuation allowance. The impact of the release of the valuation allowance for the six months ended April 26, 2008 was $185.2 million.
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
     The IRS and other tax authorities regularly examine our income tax returns. In May 2008, the IRS completed its field examination of our federal income tax return and issued an RAR. The IRS is contesting our transfer pricing for the cost sharing and buy-in arrangements with our foreign subsidiaries. The IRS’ proposed adjustment would offset approximately $306.0 million of our net operating loss carryforwards. The IRS’ proposed adjustment resulted in a tax assessment of approximately $6.4 million, excluding penalties and interest. The IRS may make similar claims against our transfer pricing arrangements in future examinations. In June 2008, we filed a protest with the Appeals Office of the IRS to challenge the IRS’ proposed adjustment and assessment. In addition, the IRS notified the Company that our federal income tax returns for the three years ended October 28, 2006 will also be audited. Due to the net operating loss and credit carryforwards, our U.S. federal, state, and local income tax returns remain open for examination. The Company is generally not subject to non-U.S. income tax examinations for years before 2000. We believe we have adequate reserves for all open tax years.
     We do not expect resolution of the IRS audit during the next twelve months and accordingly do not expect a material increase or decrease to our unrecognized tax benefits. We believe that our reserves for unrecognized tax benefits are adequate for open tax years.
     Stock compensation expense. Stock compensation expense for the three and nine months ended July 26, 2008 and July 28, 2007 was as follows (in thousands):

	July 26,	% of Net	July 28,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change
Three months ended	$11,874	3.2%	$9,712	3.0%	$2,162	22.3%
Nine months ended	$31,522	3.0%	$24,443	2.7%	$7,079	29.0%
     Stock compensation expense was included in the following statements of income line items for the three and nine months ended July 26, 2008 and July 28, 2007 (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 26, 2008	July 28, 2007	July 26, 2008	July 28, 2007
Cost of revenues	$2,638	$3,128	$7,501	$7,500
Research and development	2,788	2,992	7,939	7,802
Sales and marketing	3,195	2,453	8,327	6,114
General and administrative	3,253	1,139	7,755	3,027

Total stock compensation	$11,874	$9,712	$31,522	$24,443

     Included in the amounts presented above is stock compensation arising from certain stock option grants that are remeasured at the end of each reporting period until the options are exercised, cancelled or expire unexercised. Stock-based compensation expense for these options was immaterial for the three months ended July 26, 2008. Stock-based compensation benefit for these options was $1.1 million for the nine months ended July 26, 2008. Stock-based compensation benefit for these options was $0.4 million and $0.5 million, respectively, for the three and nine months ended July 28, 2007. The stock compensation expense associated with remeasuring awards at their intrinsic value each reporting period may vary significantly as a result of future changes in the market value of our common stock until those options are either exercised or expire unexercised. The change in stock-based compensation for these awards during the three and nine months ended July 26, 2008 as compared to the three and nine months ended July 28, 2007 was due to the change in market values of our common stock during the reported periods as well as exercise behaviors of the holders of these options.

Liquidity and Capital Resources

	July 26,	October 27,	Increase/
	2008	2007	(Decrease)
		(in thousands)
Cash and cash equivalents	$459,399	$315,755	$143,644
Short-term investments	244,922	325,846	(80,924)
Marketable equity securities	—	14,205	(14,205)
Long-term investments	59,906	137,524	(77,618)

Total	$764,227	$793,330	$(29,103)

Percentage of total assets	36%	41%
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
     For the nine months ended July 26, 2008, we generated $269.9 million in cash from operating activities, which was higher than net income for the nine months ended July 26, 2008, as a result of net income adjusted for non-cash items related to depreciation and amortization as well as liability associated with class action lawsuit, non-cash compensation expense, other accrued liabilities primarily related to the adoption of FIN 48, and a relatively high level of collections during the period, partially offset by the release of the valuation allowance related to our deferred tax assets. Days sales outstanding in receivables for the nine months ended July 26, 2008 was 44 days, compared with 45 days for the nine months ended July 28, 2007.
     Net cash used in investing activities for the nine months ended July 26, 2008 totaled $0.5 million and was primarily the result of $204.7 million in purchases of short-term and long-term investments, $125.5 million in purchases of property and equipment and $43.6 million in cash paid in connection with an acquisition, offset by $373.2 million in proceeds resulting from maturities and sales of short-term investments, long-term investments and marketable equity securities.
     Net cash used in financing activities for the nine months ended July 26, 2008 totaled $124.0 million and was primarily the result of common share repurchases of $168.3 million, slightly offset by proceeds from the issuance of common stock from ESPP and stock option exercises, net, of $41.8 million.
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
     We have manufacturing agreements with Foxconn, Sanmina and Flextronics under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. The required lead-time for placing orders with Foxconn, Sanmina and Flextronics depends on the specific product. As of July 26, 2008, our aggregate commitment for inventory components used in the manufacture of Brocade products was $130.6 million, net of a purchase commitments reserve of $20.5 million, as reflected in the Condensed Consolidated Balance Sheet, which we expect to utilize during future normal ongoing operations. Although the purchase orders we place with Foxconn, Sanmina and Flextronics are cancelable, the terms of the agreements require us to purchase all inventory components not returnable or usable by, or sold to, other customers of the aforementioned contract manufacturers. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.
     On November 18, 2003, we purchased a previously leased building located near our San Jose headquarters and issued a $1.0 million guarantee as part of the purchase agreements.
     On May 23, 2008, we purchased property located in San Jose, California, which consists of three unimproved building parcels that are entitled for approximately 562,000 square feet of space in three buildings. The total purchase price for the property was $50.9 million. In connection with the purchase, we also engaged a third party as development manager to manage the development and construction of improvements on the property. Our obligation for development and construction of three buildings and a parking garage on the purchased property is approximately $173.0 million (in addition to the purchase price), payable in various installments through approximately June 2010. In connection with the purchase, we also obtained a four-year option, exercisable at our sole discretion, to purchase a fourth unimproved approximate four acre parcel for a fixed price of approximately $26.0 million. We plan to develop the land through June 2010 and finance the purchase and the development through operating cash flows.

     On July 21, 2008, we announced a definitive agreement to purchase Foundry, a performance and total solutions leader for network switching and routing. Under the terms of the agreement, we will purchase Foundry for an aggregate purchase price of approximately $3.0 billion, which is comprised of a combination of $18.50 of cash plus 0.0907 of a share of Brocade common stock in exchange for each share of Foundry common stock. Also on July 21, 2008, we entered into a finance commitment letter with Bank of America, N.A., Banc of America Bridge LLC and Morgan Stanley Senior Funding, Inc. of up to $1.625 billion, which consists of up to $125.0 million under a revolving credit facility and up to $1.5 billion under a secured term loan and unsecured bridge loan facilities. The commitment letter provides that the revolving credit facility and term loan facility would mature five years after the closing of the financing, and any bridge loan facility would mature twelve months after the closing of the financing. We intend to use the proceeds from the senior secured credit facilities and the bridge loan facility, together with cash on hand at Brocade and Foundry, to finance the merger, the costs and expenses related to the merger, and the ongoing working capital and other general corporate purposes of the combined organization after consummation of the merger. We believe that these resources will be sufficient to fund the acquisition. The acquisition is subject to certain closing conditions and is expected to close in the fourth quarter of calendar year 2008. In the event that we fail to obtain the necessary financing for the merger or in the case of certain other events, we will be obligated to pay a termination fee to Foundry in the amount of $85.0 million.
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
     The following table summarizes our contractual obligations (including interest expense) and commitments as of July 26, 2008 (in thousands):

			Less than						More than
	Total		1 Year		1—3 Years		3—5 Years		5 Years
Contractual Obligations:
Convertible debt(1)	$180,263	(1)		$3,881		$176,382		$—		$—
Non-cancelable operating leases(2)	89,749	(2)		25,488		33,263		12,855		18,143
Capital leases	408			401		7		—		—
Purchase commitments, gross(3)	130,588	(3)		130,588		—		—		—
Company campus capital expenditures (4)	142,800	(4)		85,492		57,308		—		—

Total contractual obligations	$543,808			$245,850		$266,960		$12,855		$18,143

Other Commitments:
Standby letters of credit	$2,362		$	n/a	$	n/a	$	n/a	$	n/a

Guarantee	$1,015		$	n/a	$	n/a	$	n/a	$	n/a

Unrecognized tax benefits and related accrued interest (5)	$104,835	(5)	$	n/a	$	n/a	$	n/a	$	n/a

Liability associated with class action lawsuit (6)	$160,000	(6)		$160,000	$	n/a	$	n/a	$	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments, but does not include any fair value adjustments or discount.

(2)	Amount excludes contractual sublease income of $5.8 million, which consists of $2.9 million to be received in less than 1 year and $2.9 million to be received in 1 to 3 years.

(3)	Amount reflects total gross purchase commitments under our manufacturing agreements with third party contract manufacturers. Of this amount, we have accrued $20.5 million for estimated purchase commitments that we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.

(4)	Amount reflects $142.8 million in capital expenditures in connection with the development of a corporate campus.

(5)	As a result of the adoption of FIN 48, we reclassified unrecognized tax benefits to long-term income taxes payable. As of July 26, 2008, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $104.8 million, none of which is expected to be paid within one year. We are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

(6)	Amount reflects $160.0 million in preliminary settlement reached between Brocade and the lead plaintiffs for the federal securities class action on May 30, 2008.
     Share Repurchase Program. On January 29, 2007, we announced the authorization of $200 million for share repurchases, which is in addition to the $52.7 million remaining under the previously announced $100 million share repurchase program approved by our Board of Directors on August 2004. In addition, we announced on November 29, 2007 that an additional $500 million had been authorized for repurchase of the Company’s common stock. The purchases have been made, from time to time, in the open market or by privately negotiated transactions and have been funded from available working capital. We have also entered into a written plan for the automatic repurchase of our securities in accordance with Section 10b5-1 of the Securities Exchange Act of 1934 as part of our share repurchase program. The number of shares to be purchased and the timing of purchases have been based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. For the three months ended July 26, 2008, we repurchased 4.7 million shares for an aggregate purchase price of $38.1 million. As such, approximately $414.1 million remains available for future repurchases under this program. As of July 26, 2008, we have suspended our share repurchase program due to the pending Foundry acquisition. We also plan to prioritize our use of cash for debt repayment following the expected close of the Foundry acquisition.
     On August 13, 2008, we entered into a Stock Purchase Plan and Agreement with a broker pursuant to which we adopted a prearranged, automatic stock purchase plan under Rule 10b5-1 under the Securities Exchange Act of 1934 to assist us in the acquisition of up to $250.0 million of Foundry’s common stock, not to exceed 14.0 million shares of Foundry common stock. We will use our working capital to finance the purchases under the 10b5-1 Plan. Under the 10b5-1 Plan, the broker will have the authority to purchase shares of Foundry common stock in the open market, at the prices and in such amounts in accordance with the terms of the 10b5-1 Plan. The 10b5-1 Plan will permit purchases of Foundry common stock commencing August 14, 2008 until the 10b5-1 Plan is terminated in accordance with its terms.
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
     The following reflects significant changes in our critical accounting policies and estimates during the nine months ended July 26, 2008 as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended October 27, 2007.
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

Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet adopted SFAS 157, but we do not expect the adoption of SFAS 157 will have a material impact on our financial position, results of operations, and cash flows.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet adopted SFAS 159, but we are currently assessing the impact that SFAS 159 may have on our financial position, results of operations, and cash flows.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations.” SFAS 141R requires the acquirer in a business combination to recognize assets and liabilities assumed at their fair values and to recognize acquisition-related costs separately from the acquisition. SFAS 141R is effective for business combinations with acquisition dates in fiscal years beginning on or after December 15, 2008. We have not yet adopted SFAS 141R, but we are currently assessing the impact that SFAS 141R may have on our financial position and results of operations.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We have not yet adopted SFAS 160, but we are currently assessing the impact that SFAS 160 may have on our financial position, results of operations, and cash flows.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 161 expands financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations, and cash flows. SFAS 161 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have not yet adopted SFAS 161, but we are currently assessing the impact that SFAS 161 may have on our disclosures.
     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have not yet adopted FSP APB 14-1, but we are currently assessing the impact that FSP APB 14-1 may have on our financial position, results of operations, and cash flows.
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company has not yet adopted SFAS 162, but it does not expect the adoption of SFAS 162 will have a material impact on its financial position, results of operations, and cash flows.

     In June 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF 07-5 provides guidance on determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not yet adopted EITF 07-5, but is currently assessing the impact that EITF 07-5 may have on its financial position, results of operations, and cash flows.
Off-Balance Sheet Arrangements
     As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 26, 2008, we were not involved in any material unconsolidated SPEs.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk related to changes in interest rates, foreign currency fluctuations and equity security prices.
Interest Rate Risk
     Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at four major financial institutions in the United States. As of July 26, 2008, we held $37.7 million in cash flow derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.
     The following table presents the hypothetical changes in fair values of our investments as of July 26, 2008 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			As of	Given an Interest Rate
	Decrease of X Basis Points			July 26,	Increase of X Basis Points
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2008	50 BPS	100 BPS	150 BPS
U.S. government and its agencies and municipal obligations	$108,237	$108,032	$107,828	$107,610	$107,423	$107,222	$107,023
Corporate bonds and notes	$194,230	$193,548	$192,848	$192,212	$191,643	$191,037	$190,436

Total	$302,467	$301,580	$300,676	$299,822	$299,066	$298,259	$297,459

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

     The following table (in thousands) presents our cash equivalents, short-term investments and long-term investments subject to interest rate risk and their related weighted-average interest rates as of July 26, 2008. Carrying value approximates fair value.

		Weighted
		Average
	Amount	Interest Rate
Cash and cash equivalents	$459,399	1.17%
Short-term investments	244,922	3.90%
Long-term investments	59,906	4.85%

Total	$764,227	2.33%

     Our convertible subordinated debt is subject to a fixed interest rate and may be converted into common stock based on a fixed conversion ratio. As of July 26, 2008, the approximate aggregate fair value of the outstanding debt was $163.9 million. We estimated the fair value of the outstanding debt by using the high and low prices per $100 of the Company’s 2.25% Notes as of the last day of trading for the third fiscal 2008 quarter, which were both $95.00.
     Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On July 25, 2008, the last reported sale price of our common stock on the NASDAQ Global Select Market was $6.67 per share.
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
     (b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2008 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 1A. Risk Factors
Risk Factors Related to the Proposed Acquisition of Foundry Networks, Inc.
The failure to successfully integrate Foundry’s business and operations in the expected time frame may adversely affect the combined company’s future results.
     Brocade believes that the acquisition of Foundry will result in certain benefits, including broader addressable market opportunities, product innovations, operational efficiencies and costs synergies. However, Brocade’s ability to realize these anticipated benefits depends on successfully combining the businesses of Brocade and Foundry. The combined company may fail to realize the anticipated benefits of the merger for a variety of reasons, including the following:
•	failure of customers to accept new products or to continue as customers of the combined company;

•	failure to successfully manage relationships with original equipment manufacturers (“OEMs”), end-users, distributors and suppliers;

•	the loss of key employees;

•	failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company;

•	failure to combine product offerings and product lines quickly and effectively;

•	failure to successfully develop interoperability between the products of Brocade and Foundry;

•	failure to successfully develop new products and services on a timely basis that address the market opportunities of the combined company;

•	failure to compete effectively against companies already serving the broader market opportunities expected to be available to the combined company;

•	unexpected revenue attrition;

•	failure to qualify the combined company’s products with OEM customers on a timely basis or at all;

•	failure to successfully integrate and harmonize financial reporting and information technology systems of Brocade and Foundry; and

•	failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company.
     The actual integration may result in additional and unforeseen expenses or delays. If Brocade is not able to successfully integrate Foundry’s business and operations, or if there are delays in combining the businesses, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

General customer uncertainty related to the merger could harm Brocade, Foundry and the combined company.
     Brocade and Foundry’s customers may, in response to the announcement of the proposed merger, or due to concerns about the completion of the proposed merger, delay or defer purchasing decisions. Alternatively, customers may purchase a competitor’s product because of such uncertainty. Further, customer concerns about changes or delays in Brocade’s, Foundry’s or the combined company’s product roadmap may negatively affect customer purchasing decisions. Customers could also be reluctant to purchase the products and services of Foundry or Brocade due to uncertainty about the direction of the combined company’s technology, products and services, and willingness to support and service existing products that may be discontinued. In addition, customers, OEMs, distributors, resellers, value added resellers (“VARs”) and others may also seek to change existing agreements with Foundry or Brocade as a result of the proposed merger. OEMs, resellers, distributors, VARs and other third parties of strategic importance may delay or refuse to certify, support or promote Foundry’s or Brocade’s technology, products and services due to uncertainty created by the proposed merger. If Brocade’s or Foundry’s customers delay or defer purchasing decisions, or choose to purchase from a competitor, the revenues of Brocade and Foundry, respectively, and the revenues of the combined company, could materially decline or any anticipated increases in revenue could be lower than expected.
If Brocade is unable to finance the merger, the merger will not be completed.
     Brocade intends to finance the merger with debt financing, existing cash balances, Brocade stock and cash flow from operations. To this end, Brocade has received commitments from lenders to provide an aggregate of up to $1.625 billion in financing for the transaction, comprised of senior secured credit facilities of up to $1.125 billion, which includes a revolving credit facility of up to $125.0 million, and, in the event that Brocade does not issue such amount of senior unsecured notes and/or convertible notes at or prior to the time the merger is completed, a senior unsecured bridge loan facility of up to $500.0 million. Although Brocade has entered into the financing commitment letter with Banc of America Securities LLC, Banc of America Bridge LLC, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., the commitment includes customary conditions to funding, including, without limitation, the closing of the proposed credit facilities on or before the expiration date of the commitment letter, there not having occurred since March 31, 2008 a change, occurrence or development that has or would reasonably be expected to have a material adverse effect, as defined in the merger agreement, on Foundry and its subsidiaries, the creation of security interests in the collateral for the secured facility, the execution and delivery of definitive documentation and customary closing documents, the completion of the merger in accordance with the terms and conditions of the merger agreement, without any amendments or modifications to the merger agreement that are materially adverse to the lenders without consent of the agents, the absence of certain other indebtedness, customary consents and approvals, the payment of required fees and expenses in accordance with the financing commitment letter, a minimum level of unrestricted cash on the completion date of the merger after giving effect to the merger, the absence of any competing financing for Brocade, Foundry or their respective affiliates and the availability of a prospectus or an offering memorandum, as applicable, for the issuance of the senior unsecured notes and/or convertible notes. In the event that the financing described in the financing commitment letter is not available, other financing may not be available on acceptable terms, in a timely manner or at all. If other financing becomes necessary and Brocade is unable to secure such additional financing, the merger will not be completed. In the event of a termination of the merger agreement due to Brocade’s inability to obtain the necessary financing for the transaction, or as a result of a willful breach (as defined in the merger agreement) by Brocade of its financing-related representations, warranties or covenants, Brocade may be obligated to pay a termination fee to Foundry of $85.0 million. Foundry agreed in the merger agreement that if this termination fee becomes payable, Foundry’s right to receive the termination fee would be the sole and exclusive remedy of Foundry and its subsidiaries, such that Foundry could not force Brocade to complete the merger or seek monetary damages or any other remedy beyond the amount of the termination fee.
Brocade will take on substantial additional indebtedness to finance the merger, which will decrease Brocade’s business flexibility and increase its borrowing costs.
     Upon completion of the merger, Brocade will increase its indebtedness by approximately $1.5 billion, and will have indebtedness that will be substantially greater than its indebtedness prior to the merger. The financial covenants agreed to by Brocade in connection with such indebtedness and the increased indebtedness and higher debt-to-equity ratio of Brocade in comparison to that of Brocade on a recent historical basis will have the effect, among other things, of reducing the flexibility of Brocade to respond to changing business and economic conditions and increasing borrowing costs. In addition, the actual terms and conditions of such indebtedness may not be favorable to Brocade, and as such, could further increase the cost of the acquisition of Foundry, as well as the overall burden of such indebtedness upon Brocade and Brocade’s business flexibility. Unfavorable debt financing terms may also adversely affect Brocade’s financial results.

The integration of Foundry into Brocade may result in significant expenses and accounting charges that adversely affect Brocade’s operating results and financial condition.
     In accordance with generally accepted accounting principles, Brocade will account for the merger using the purchase method of accounting. The financial results of Brocade may be adversely affected by the resulting accounting charges incurred in connection with the merger. Brocade also expects to incur additional costs associated with combining the operations of Brocade and Foundry, which may be substantial. Additional costs may include:  costs of employee redeployment; relocation and retention bonuses; accelerated amortization of deferred equity compensation and severance payments; reorganization or closure of facilities; taxes; advisor and professional fees; and termination of contracts that provide redundant or conflicting services. Some of these costs may have to be accounted for as expenses that would decrease Brocade’s net income and earnings per share for the periods in which those adjustments are made. The price of Brocade’s common stock could decline to the extent Brocade’s financial results are materially affected by the foregoing charges and costs, or if the foregoing charges and costs are larger than anticipated. The completion of the merger may result in dilution of future earnings per share to the stockholders of Brocade. It may also result in greater net losses or a weaker financial condition compared to that which would have been achieved by either Brocade or Foundry on a stand-alone basis.
The announcement and pendency of the merger could cause disruptions in the businesses of Brocade and Foundry, which could have an adverse effect on their respective business and financial results, and consequently on the combined company.
     Brocade and Foundry have operated and, until the completion of the merger, will continue to operate, independently. Uncertainty about the effect of the merger on employees, customers, distributors and suppliers may have an adverse effect on Brocade and Foundry and consequently on the combined company. These uncertainties may impair Brocade’s and Foundry’s ability to retain and motivate key personnel and could cause customers, distributors, suppliers and others with whom each company deals to seek to change existing business relationships which may materially and adversely affect their respective businesses. Due to the limited termination rights agreed to by the parties in the merger agreement, Brocade and Foundry may be obligated to complete the merger in spite of the adverse effects resulting from the disruption of Brocade’s and Foundry’s ongoing businesses. Furthermore, this disruption could adversely affect the combined company’s ability to maintain relationships with customers, distributors, suppliers and employees after the merger or to achieve the anticipated benefits of the merger. Each of these events could adversely affect Brocade and Foundry in the near term and the combined company if the merger is completed.
Failure to complete the merger could negatively impact the stock price and the future business and financial results of Brocade and Foundry.
     Completion of the merger is subject to a number of conditions, including obtaining requisite regulatory and Foundry stockholder approval. Foundry and/or Brocade may be unable to obtain such approvals on a timely basis or at all. If the merger is not completed, the price of Foundry and Brocade common stock may decline. If the merger is not completed, the ongoing business of Brocade and Foundry may be adversely affected and, without realizing any of the benefits of having completed the merger, Brocade and Foundry will be subject to a number of risks, including the following:
•	Foundry may be required to pay a termination fee of $85.0 million if the merger is terminated under certain circumstances, or Brocade may be required to pay a termination fee of $85.0 million if the merger is terminated under certain other circumstances, all as described in the merger agreement;

•	Foundry will be required to reimburse Brocade’s expenses incurred in connection with the merger and the other transactions contemplated by the merger agreement, up to a maximum of $10.0 million, if Foundry’s stockholders do not adopt the merger agreement by the requisite stockholder vote.

•	Brocade and Foundry will be required to pay certain costs relating to the merger, whether or not the merger is completed;

•	matters relating to the merger (including integration planning) may require substantial commitments of time and resources by Brocade and Foundry management, which could otherwise have been devoted to other opportunities that may have been beneficial to Brocade and Foundry, as the case may be.
     Brocade and Foundry could also be subject to litigation related to any failure to complete the transaction. If the merger is not completed, these risks may materialize and may adversely affect Brocade’s and Foundry’s business, financial results and stock price.

Foundry, and subsequently the combined company, must continue to retain and motivate executives and key employees and recruit new employees, which may be difficult in light of uncertainty regarding the merger, and failure to do so could seriously harm the combined company.
     In order for the acquisition to be successful, during the period before the merger is completed, Foundry must continue to retain and motivate executives and other key employees and recruit new employees. The combined company must also be successful at retaining key employees following the closing. Experienced personnel in the networking and network security industries are in high demand and competition for their talents is intense. Employees of Foundry may experience uncertainty about their future role with the combined company until or after strategies with regard to the combined company are announced or executed. These potential distractions of the merger may adversely affect the ability of Foundry or the combined company to attract, motivate and retain executives and key employees and keep them focused on applicable strategies and goals. Any failure by Foundry or the combined company to retain and motivate executives and key employees during the period prior to or after the completion of the merger could seriously harm the business of Foundry or the combined company.
Because the market price of Brocade common stock will fluctuate, Brocade common stock may not maintain its current value and the value of the Brocade common stock issued in connection with the merger will not be known until the completion of the merger.
     Upon the completion of the merger, each share of Foundry common stock outstanding immediately prior to the merger will be converted into the right to receive a combination of $18.50 in cash, without interest, and 0.0907 of a share of Brocade common stock. Because the exchange ratio for Brocade common shares to be issued pursuant to the merger has been fixed, the value of the merger consideration will depend in part upon the market price of Brocade common stock. The value of the fraction of a share of Brocade common stock to be issued in the merger could be higher or lower than it was at the time the merger consideration was negotiated. The share price of Brocade common stock is subject to the general price fluctuations in the market for publicly-traded equity securities, and the price of Brocade’s common stock has experienced significant volatility in the past. Brocade and Foundry urge you to obtain recent market quotations for Brocade common stock. Brocade cannot predict or give any assurances as to the market price of its common stock at any time before or after the completion of the merger. Foundry is not permitted to terminate the merger agreement or re-solicit the vote of its stockholders solely because of changes in the market price of Brocade’s stock. Stock price changes may result from a variety of factors, including changes in the respective business operations and prospects of Brocade and Foundry, changes in general market and economic conditions, and regulatory considerations. Many of these factors are beyond the control of Brocade or Foundry.
     The market price at the effective time of the merger may vary from the closing price of Brocade common stock on the date the merger was announced and on the date of the Foundry special meeting at which stockholders will be asked to vote on the merger. Accordingly, at the time of the special meeting, stockholders will not know or be able to calculate the value of the merger consideration that would be issued upon completion of the merger. Further, it is likely that the merger will not be completed before October 27, 2008, and completion of the merger will depend on the satisfaction or waiver of other conditions to completion. There is currently no way to predict the changes that may occur in Brocade’s and Foundry’s respective businesses, operations and prospects or in the industry generally that may occur during this period.
The required regulatory approvals may not be obtained or may contain materially burdensome conditions.
     Completion of the merger is conditioned upon the receipt of certain governmental approvals, including the expiration or termination of the applicable waiting period under the HSR Act and under the German Act Against Restraints on Competition. Although Brocade and Foundry have agreed in the merger agreement to use their reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained. In addition, the governmental entities from which these approvals are required may impose conditions on the completion of the merger or require changes to the terms of the merger. While Brocade and Foundry do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of jeopardizing or delaying completion of the merger or reducing the anticipated benefits of the merger. If Brocade becomes subject to any material conditions in order to obtain any approvals required to complete the merger, the business and results of operations of the combined company may be adversely affected. Brocade may also elect to challenge and litigate conditions or changes proposed by governmental authorities. Any such litigation could be costly and divert management’s attention from the business. There is also no assurance that Brocade will be successful in any such litigation.

Foundry’s obligation to pay a termination fee under certain circumstances and the restrictions on its ability to solicit other acquisition proposals may discourage other companies from trying to acquire Foundry.
     Until the merger is completed or the merger agreement is terminated, with limited exceptions, the merger agreement prohibits Foundry from entering into or soliciting any acquisition proposal or offer for a merger or other business combination with a party other than Brocade. Foundry has agreed to pay Brocade a termination fee of $85.0 million under specified circumstances. These provisions could discourage other companies from trying to acquire Foundry for a higher price.
The market price of the shares of Foundry common stock may be affected by factors different from or in addition to those affecting the shares of Brocade common stock.
     Upon completion of the merger, holders of Foundry common stock will become holders of Brocade common stock. Brocade’s businesses differ from those of Foundry, and accordingly, the results of operations of the combined company will be affected by factors that are different from those currently affecting the results of operations of Foundry.
The shares of Brocade common stock to be received by Foundry stockholders pursuant to the merger will have different rights from the shares of Foundry common stock.
     Upon completion of the merger, holders of Foundry common stock will become holders of Brocade common stock which will have different rights from the shares of Foundry common stock. In addition, an investment in Brocade common stock has different risks than an investment in Foundry common stock. Former holders of Foundry common stock will be subject to risks associated with Brocade upon exchange of their shares of Foundry common stock for Brocade common stock that are different from or in addition to the risks associated with Foundry.
Issuances of shares of Brocade common stock following the transaction may cause the market price of shares of Brocade common stock to decline.
     As of August 19, 2008, Brocade has approximately 371,865,762 shares of common stock outstanding, and approximately 43,651,690 shares issuable upon the exercise of outstanding stock options and other equity-based awards. Brocade plans to file a registration statement to register the shares of its common stock to be issued in connection with the merger. The issuance of these new shares and additional shares that may become issuable from time to time upon the exercise of Foundry stock options and restricted stock units that are converted into Brocade stock options or restricted stock units in the merger or that may become issuable upon conversion of any convertible debt securities that Brocade may issue to finance the merger could negatively affect the market price for shares of Brocade common stock. Also former holders of Foundry securities may decide to sell rather than hold the shares of Brocade common stock they would receive in connection with the merger, which could negatively affect the market price for shares of Brocade common stock.
Directors and executive officers of Foundry have certain interests in the merger that are different from the interest of Foundry stockholders in recommending that you vote in favor of the proposal to adopt the merger agreement and approve the merger.
     When considering the Foundry board of directors’ recommendation that the Foundry stockholders vote in favor of the proposal to adopt the merger agreement, Foundry stockholders should be aware that directors and executive officers of Foundry have interests in the merger that may be different from, or in addition to, the interests of Foundry stockholders. These interests include:
•	with respect to certain executive officers of Foundry:

•	the eligibility to receive certain severance payments in the event the executive officer’s employment is terminated by Foundry without “cause” or is terminated by the executive officer for “good reason” (as such terms are defined in the applicable agreement) during the period commencing three months prior to the completion date of the merger and ending on the first anniversary of the merger,

•	partial acceleration of vesting of restricted stock units granted to the executive officer on July 31, 2008 in the event his or her employment is terminated by Foundry or Brocade in connection with the merger prior to July 31, 2009, and full acceleration vesting of all other Foundry stock awards held by the executive officer in the event the executive officer’s employment is terminated by Foundry without “cause” or is terminated by the executive officer for “good reason” during the period commencing three months prior to the completion date of the merger and ending on the first anniversary of the merger;

•	the continued indemnification of the current directors and officers of Foundry under existing indemnification agreements and Foundry’s charter documents and their continued coverage by directors’ and officers’ liability insurance after the merger;

•	the retention of some of the executive officers of Foundry as officers, employees or consultants of Brocade or its subsidiaries following the merger; and

•	with respect to the directors of Foundry, full acceleration of vesting of Foundry stock awards granted to them in their capacity as a director of Foundry.
     These interests, among others, may influence Foundry’s directors in making their recommendation that you vote in favor of the proposal to adopt the merger agreement.
Integrating Brocade and Foundry may divert management’s attention away from the combined company’s operations.
     Successful integration of Brocade’s and Foundry’s operations, products and personnel may place a significant burden on the combined company’s management and internal resources. Brocade may also experience difficulty in effectively integrating the different cultures and practices of Foundry, as well as in assimilating Foundry’s broad and geographically dispersed personnel. Further, the difficulties of integrating Foundry could disrupt the combined company’s ongoing business, distract its management focus from other opportunities and challenges, and increase the combined company’s expenses and working capital requirements. The diversion of management attention and any difficulties encountered in the transition and integration process could harm the combined company’s business, financial condition and operating results.
Risk Factors Related to the Business
Brocade’s future revenue growth depends on its ability to introduce new products and services on a timely basis and achieve market acceptance of these new products and services.
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
     Brocade has introduced a significant number of new products in recent history, including products across its family of Data Center Infrastructure solutions, which accounts for a substantial portion of Brocade’s revenues. For example, in the fourth quarter of fiscal year 2007 Brocade announced its new Data Center Fabric architecture and plans to provide a wide range of new solutions, technologies and partnerships over the following six months, including new product offerings based on 8 Gigabit (“Gbit”) per second technology solutions. Other recent product introductions in the Data Center Infrastructure market include the Brocade DCX™ Backbone, the first in a new class of high-performance data center networking products designed to address the demanding requirements of the evolving data center.
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
     A significant portion of Brocade’s revenue is based on Data Center Infrastructure products, including switches, directors and embedded blades. In the past, unfavorable or uncertain economic conditions and reduced global information technology spending rates, including spending on Data Center Infrastructure, have adversely affected Brocade’s operating results. For example, in the latter half of fiscal 2007 and early 2008 the Data Center Infrastructure market experienced cautious enterprise spending in North America. Brocade is unable to predict changes in general economic conditions and when information technology spending rates will be affected. In addition, recent concerns about the economy, particularly in North America and parts of EMEA and Japan, may also adversely affect information technology spending and therefore increase the uncertainty related to demand for data center solutions. If there are future reductions in either domestic or international information technology spending rates, or if information technology spending rates do not improve, Brocade’s revenues, operating results and financial condition may be adversely affected.
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
     Brocade has made a series of investments and plans to continue to invest, in offerings focused on new markets that are adjacent or related to Brocade’s traditional market, including new and emerging markets. For instance, Brocade has recently made a series of introductions in the emerging File Management market with additions and enhancements to its family of file data management solutions which includes Brocade StorageX, Brocade File Lifecycle Manager (“FLM”) and the recently-introduced Brocade File Migration Engine. In addition, Brocade has added multiple new professional service offerings to its solution portfolio.
     Brocade also recently announced its new host bus adapter (“HBA”) product offerings in the Server Connectivity market. The HBA product offerings represent Brocade’s entry into a new market, which involves a number of risks. Market adoption of Brocade’s HBA product offerings is still early in the acceptance process and remains to be determined. While Brocade recently announced the general availability of its initial HBA products, Brocade’s HBA products are still going through the qualification process with certain partners. Also, Brocade’s HBA products may be subject to greater than anticipated pricing volatility, and there may be pricing competition from companies already established in the HBA product market. Failure to obtain appropriate pricing could negatively affect market adoption and Brocade’s ability to realize the full benefits from the substantial investments it has made and plans to continue to make in HBA products.
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
     Because these new offerings may address different market needs than those it has historically addressed, Brocade may face a number of additional challenges, such as:
•	developing customer relationships both with new and existing customers;

•	expanding Brocade’s relationships with its existing OEM partners and end-users;

•	managing different sales cycles;

•	hiring qualified personnel with appropriate skill sets on a timely basis; and

•	establishing alternative routes to market and distribution channels.
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
     The data center networking markets continue to be very competitive as new products, services and technologies are introduced by existing competitors and as new competitors enter these markets. Increased competition in the past has resulted in greater pricing pressure and reduced sales, margins, profits and market share. For example, Brocade expects to experience increased competition in future periods as other companies develop and introduce 8 Gbit or other products that are intended to compete with Brocade’s new 8 Gbit products. Moreover, new competitive products could be based on existing technologies or new technologies that may or may not be compatible with Brocade’s storage network technology and new data center architecture. While new technologies such as Fibre Channel over Ethernet (“FCoE”) and non-Fibre Channel based emerging products utilizing Gigabit Ethernet, 10 Gigabit Ethernet, InfiniBand, or Internet Small Computer System Interface (“iSCSI”), represent future opportunities for further establishing or expanding Brocade’s market presence, they also could be disruptive to Brocade’s business if Brocade is not able to develop products that compete effectively.
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
     As Brocade introduces new or enhanced products, Brocade must successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. For example, Brocade’s introduction of 4 Gigabit per second technology solutions that replaced many of Brocade’s 2 Gbit products contributed to a quarterly drop in revenue in the third quarter of fiscal year 2005 and write-downs of $3.4 million and $1.8 million for excess and obsolete inventory during the third and fourth quarters of fiscal year 2005, respectively. When Brocade introduces new or enhanced products, such as new products based on the recently introduced 8 Gbit technology, Brocade faces numerous risks relating to product transitions, including the inability to accurately forecast demand, address new or higher product cost structures and manage different sales and support requirements due to the type or complexity of the new products. In addition, any customer uncertainty regarding the timeline for rolling out new products or Brocade’s plans for future support of existing products, may negatively impact customer purchase decisions.
Failure to manage expansion effectively could seriously harm our business, financial condition and prospects.
     We continue to increase the scope of our operations domestically and internationally as a result of our expanded product and service offerings and acquisitions of other companies or businesses. In November 2007, we announced that we reorganized our management structure to provide more dedicated focus on the Company’s growth opportunities, as well as allow the Company to more easily accommodate and assimilate future acquisitions and new business initiatives. The new structure is organized around four distinct business units, each with its own general manager. Our ability to successfully implement our business plan, develop and offer products and manage expansion in a rapidly evolving market requires a comprehensive and effective planning and management process. Moreover, our growth in business and relationships with customers and other third parties has placed, and will continue to place, a significant strain on management systems, employees, resources, intercompany communications and coordination, and may lead to increased costs. Failure to maintain and to continue to improve upon our operational, managerial and financial controls, reporting systems, processes and procedures and/or our failure to continue to expand, train and manage our work force worldwide, or control increased costs of our efforts to manage expansion could seriously harm our business and financial results. In addition, we recently opened a new manufacturing facility in Eastern Europe. The anticipated benefits of this new facility may not be realized, and we may not recover the costs of this new facility if the growth in our products, sales and marketing falls below our expectations.
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
     Brocade’s ability to accurately forecast demand also may become increasingly more difficult as Brocade enters new or adjacent markets, begins phasing out certain products, or in the event of acquisitions of other companies or businesses. Forecasting demand for new or adjacent markets, particularly where the markets are not yet well-established, may be highly speculative and uncertain. For products that are nearing end of life or being replaced by new versions, it may be difficult to forecast how quickly to decrease production on the older products and ramp up production on the new products. Acquired companies or businesses may offer less visibility into demand than Brocade typically has experienced, may cause customer uncertainty regarding purchasing decisions and may use different measures to evaluate demand that are less familiar to Brocade and thus more difficult to accurately predict.

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
     In addition, to maintain Brocade’s gross margins Brocade must maintain or increase the number of products shipped, develop and introduce new products and product enhancements and continue to reduce the manufacturing cost of Brocade’s products. While Brocade has successfully reduced the cost of manufacturing Brocade’s products in the past, Brocade may not be able to continue to reduce cost of production at historical rates. Moreover, most of Brocade’s expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, Brocade may not be able to decrease its spending quickly enough or in sufficient amounts to offset any unexpected shortfall in revenues. If this occurs, Brocade could incur losses, Brocade’s operating results and gross margins could be below expectations. Additionally, increased costs resulting from higher than anticipated oil prices and the volatility of the value of the US dollar may affect the costs of components used in Brocade’s products and negatively affect Brocade’s gross margins.
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
Brocade has been named as a party to several class action and derivative action lawsuits arising from Brocade’s internal reviews and related restatements of Brocade’s financial statements during 2005, and Brocade may be named in additional litigation, all of which could require significant management time and attention and result in significant additional legal expenses as well as result in an unfavorable resolution that would likely have a material adverse effect on Brocade’s business, financial condition, results of operations and cash flows.
     Brocade is subject to a number of lawsuits arising from Brocade’s internal reviews and the related restatements of Brocade’s financial statements in 2005, some filed on behalf of a class of Brocade’s stockholders against Brocade and certain of its former officers and current and former directors claiming violations of securities laws, and others filed derivatively, purportedly on behalf of Brocade, against certain of Brocade’s current and former officers and directors, and Brocade may become the subject of additional private actions. In addition, in August 2008, the Special Litigation Committee of Brocade’s Board of Directors filed a complaint against certain former officers and directors on behalf of Brocade, asserting claims arising from the 2005 internal reviews and related restatements described above. The expenses associated with such litigation and other related litigation is significant. The amount of time to resolve these lawsuits is unpredictable and defending Brocade may divert management’s attention from the day-to-day operations of Brocade’s business, which could adversely affect Brocade’s business. Brocade also has certain indemnification obligations to certain current and former officers, directors and employees arising out of such litigation for, among other things, the advancement of certain legal expenses.

     On May 30, 2008, Brocade reached an agreement in principle with the lead plaintiffs to settle the federal securities class action for a payment by Brocade of $160.0 million to the plaintiff class in exchange for the dismissal with prejudice of all claims against all defendants in the litigation. Based on the preliminary settlement, Brocade recorded an estimated settlement expense of $160.0 million in connection with the federal securities class action in the three months ended April 26, 2008. The settlement is subject to final documentation and approval by the Federal District Court. In addition, in estimating the Company’s tax provision for the three and nine months ended July 26, 2008, Brocade has made an assumption regarding the timing of the future payment of this settlement. In doing so, the Company has estimated that it will be deductible in the fiscal 2008 tax year. The actual timing of the deductibility of this settlement will be driven or influenced by several factors that may be beyond the Company’s control including, but not limited to, the time it takes to document the agreement, the length of notice period required by the Federal District Court, when the settlement is approved by the Federal District Court, and when payment is made to the plaintiff class. If the timing of the deduction occurs outside of the fiscal 2008 tax year, our tax provision for fiscal 2008 and the remaining periods therein may be impacted.
Certain former officers and directors of Brocade are subject to ongoing actions by the SEC, the DOJ, the Company and others, which have required, and may continue to require, a significant amount of legal expense pursuant to indemnification obligations of Brocade, which could adversely affect Brocade’s results of operations and cash flows.
     Although Brocade reached a settlement in May 2007 with the SEC regarding the previously disclosed SEC investigation of Brocade’s historical stock option granting practices, the SEC, DOJ and various other third parties are continuing to investigate and pursue actions against certain former executive officers of Brocade. In addition, in August 2008, the Special Litigation Committee of Brocade’s Board of Directors filed a complaint against certain former officers and directors on behalf of Brocade, asserting claims arising from the 2005 internal reviews and related restatements described above. While those actions are targeted against certain former officers and directors and not Brocade, Brocade has certain indemnification obligations to such former officers and directors for, among other things, the advancement of legal expenses incurred in connection with such actions, which have required, and may continue to require, a significant amount of expense to Brocade. Whether Brocade may be entitled to recoup all or a portion of the expenses advanced by Brocade on behalf of such former officers and directors or recover for any losses resulting from certain actions of such former officers and directors is complex and may be affected by, among other things, various state laws, the interpretation of indemnification agreements and the collectability of any such amounts.
If Brocade loses key personnel or is unable to hire additional qualified personnel, Brocade’s business may be harmed.
     Brocade’s success depends to a significant degree upon the continued contributions of key management, engineering, sales and other personnel, many of whom would be difficult to replace. Brocade believes its future success will also depend, in large part, upon Brocade’s ability to attract and retain highly skilled managerial, engineering, sales and other personnel, and on the ability of management to operate effectively, both individually and as a group, in geographically disparate locations. There are only a limited number of qualified personnel in the applicable market, and competition for such employees is fierce. Brocade has experienced difficulty in hiring qualified personnel in areas such as application specific integrated circuits, software, system and test, sales, marketing, service, key management and customer support. In addition, Brocade’s past reductions in force could potentially make attracting and retaining qualified employees more difficult in the future. Brocade’s ability to hire qualified personnel may also be negatively impacted by Brocade’s lawsuits relating to its historical stock option granting practices and related media coverage, as well as Brocade’s fluctuating stock price. Brocade’s ability to retain qualified personnel may also be affected by future acquisitions, such as the proposed acquisition of Foundry, which may cause uncertainty and loss of key personnel. The loss of the services of any of Brocade’s key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively affect Brocade’s ability to sell its products or services.
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

We may not realize the anticipated benefits in connection with our recent purchase of real estate and plans to develop and construct office buildings, which could disrupt our business and negatively impact our financial performance.
     Our recent purchase of real estate in San Jose, California and our commitment to build a new campus of several buildings on that real estate constitute a substantial investment. We may not realize the anticipated benefits with respect to the purchase and development of such property. To the extent our growth differs substantially from our estimates which results in excess space, we may not be able to sublease the excess space on commercially reasonable terms, or at all. Additionally, the development, construction and maintenance of the new campus may result in unexpected costs or delays, which could negatively impact our financial position. Moreover, any delays in the development or construction of the new campus could also suspend our ability to move into the new campus on a timely basis and, as a result, disrupt our business.
Brocade may not realize the anticipated benefits of past or future acquisitions and strategic investments and integration of acquired companies or technologies may negatively impact Brocade’s business.
     Brocade has in the past acquired, or made strategic investments, in other companies, products or technologies and Brocade expects to make additional acquisitions and strategic investments in the future. Examples of recent acquisitions include Strategic Business Systems, Inc. in March 2008, McDATA Corporation in January 2007 and NuView, Inc. in March 2006. In addition to the risks related to the acquisition of Foundry that are described above in “Risk Factors Related to the Proposed Acquisition of Foundry Networks, Inc.,” Brocade may not realize the anticipated benefits of the proposed acquisition of Foundry or any other acquisitions or strategic investments, which involve numerous risks, including:
•	difficulties in successfully integrating the acquired businesses;

•	revenue attrition in excess of anticipated levels if existing customers alter or reduce their historical buying patterns;

•	unanticipated costs, litigation and other contingent liabilities;

•	diversion of management’s attention from Brocade’s daily operations and business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering into markets in which Brocade has limited, or no prior, experience;

•	potential loss of key employees;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	failure to successfully manage additional remote locations, including the additional infrastructure and resources necessary to support and integrate such locations;

•	assumption or incurrence of debt and contingent liabilities and related obligations to service such liabilities and our ability to satisfy financial and other negative operating covenants;

•	additional costs such as increased costs of manufacturing and service costs; costs associated with excess or obsolete inventory; costs of employee redeployment; relocation and retention, including salary increases or bonuses; accelerated amortization of deferred equity compensation and severance payments; reorganization or closure of facilities; and taxes; advisor and professional fees and termination of contracts that provide redundant or conflicting services;

•	incurrence of significant exit charges if products acquired in business combinations are unsuccessful;

•	incurrence of acquisition-related costs or amortization costs for acquired intangible assets that could impact Brocade’s operating results;

•	potential write-down of goodwill and/or acquired intangible assets, which are subject to impairment testing on a regular basis, and could significantly impact Brocade’s operating results; and

•	dilution of the percentage of Brocade’s stockholders to the extent equity is used as consideration or option plans are assumed.
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
     Brocade’s quarterly and annual revenues and operating results may vary significantly in the future due to a number of factors, any of which may cause Brocade’s stock price to fluctuate. Factors that may affect the predictability of Brocade’s annual and quarterly results include, but are not limited to, the following:
•	announcements of pending or completed acquisitions or other strategic transactions by Brocade or its competitors;

•	announcements, introductions and transitions of new products by Brocade and its competitors or its OEM partners;

•	the timing of customer orders, product qualifications and product introductions of Brocade’s OEM partners;

•	seasonal fluctuations;

•	long and complex sales cycles;

•	changes, disruptions or downturns in general economic conditions, particularly in the information technology industry;

•	declines in average selling prices for Brocade’s products as a result of competitive pricing pressures or new product introductions by Brocade or its competitors;

•	the emergence of new competitors and new technologies in the storage network and data management markets;

•	deferrals of customer orders in anticipation of new products, services, or product enhancements introduced by Brocade or its competitors;

•	Brocade’s ability to timely produce products that comply with new environmental restrictions or related requirements of its OEM customers;

•	Brocade’s ability to obtain sufficient supplies of sole- or limited-sourced components, including ASICs, microprocessors, certain connectors, certain logic chips and programmable logic devices;

•	increases in prices of components used in the manufacture of Brocade’s products;

•	Brocade’s ability to attain and maintain production volumes and quality levels;

•	variations in the mix of Brocade’s products sold and the mix of distribution channels and geographies through which they are sold;

•	pending or threatened litigation;

•	stock-based compensation expense that is affected by Brocade’s stock price;

•	new legislation and regulatory developments; and

•	other risk factors detailed in this section.
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
     A significant portion of Brocade’s sales occur in international jurisdictions and Brocade’s contract manufacturer has significant operations in China. Brocade plans to continue to expand its international operations and sales activities in addition to the establishment of its new limited manufacturing facility in Eastern Europe. Expansion of international operations will involve inherent risks that Brocade may not be able to control, including:
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
     In May 2008, the IRS completed its field examination of our federal income tax return and issued a Revenue Agent’s Report. The IRS’s proposed adjustment was offset by approximately $306.0 million of our net operating loss carryforwards which resulted in a tax assessment of approximately $6.4 million, excluding penalties and interest. The IRS is contesting our transfer pricing for the cost sharing and buy-in arrangements with our foreign subsidiaries. The IRS may make similar claims against our transfer pricing arrangements in future examinations. In June 2008, we filed a protest with the Appeals Office of the IRS to seek resolution of the issues. Audits by the IRS are subject to inherent uncertainties and an unfavorable outcome could occur, such as fines or penalties. The occurrence of an unfavorable outcome in any specific period could have a material adverse affect on Brocade’s results of operations for that period or future periods. The expense of defending and resolving such an audit may be significant. The amount of time to resolve an audit is unpredictable and defending Brocade may divert management’s attention from the day-to-day operations of Brocade’s business, which could adversely affect Brocade’s business.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes share repurchase activity for the three months ended July 26, 2008 (in thousands, except per share amounts):

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number of		Shares Purchased as	that May Yet Be
	Shares Purchased	Average Price Paid	Part of Publicly	Purchased Under the
	(1)	Per Share	Announced Program (2)	Program (2)
April 27, 2008 — May 24, 2008	5	$7.55	2,061	$436,693
May 25, 2008 — June 21, 2008	—	$8.43	1,752	$421,917
June 22, 2008 — July 26, 2008	—	$8.50	915	$414,140

Total	5	$8.06	4,728	$414,140

(1)	The total number of shares repurchased includes those shares of Brocade common stock that employees deliver back to Brocade to satisfy tax-withholding obligations at the settlement of restricted stock exercises or upon termination of the employee, and the forfeiture of restricted awards.

(2)	On January 29, 2007, the Company announced the authorization of $200 million for share repurchases, which is in addition to the $52.7 million remaining under the previously announced $100 million share repurchase program approved by our Board of Directors in August 2004. In addition, the Company announced on November 29, 2007 that an additional $500 million had been authorized for repurchase of the Company’s common stock. The purchases were made, from time to time, in the open market or by privately negotiated transactions and were funded from available working capital. The Company has also entered into a written plan for the automatic repurchase of its securities in accordance with Section 10b5-1 of the Securities Exchange Act of 1934 as part of its share repurchase program. The number of shares purchased and the timing of purchases were based on the level of the Company’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of July 26, 2008, the Company has suspended its share repurchase program due to the pending Foundry acquisition. The Company also plans to prioritize its use of cash for debt repayment following the expected close of the Foundry acquisition.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger dated as of July 21, 2008 among Brocade Communications Systems, Inc., Falcon Acquisition Sub, Inc. and Foundry Networks, Inc. (incorporated by reference to Exhibit 2.1 from Brocade’s Form 8-K filed on July 24, 2008)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s Form 10-Q filed on September 5, 2007)

3.2	Amended and Restated Bylaws of the Registrant amended as of February 22, 2008 (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 22, 2008)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

3.4	Certificate of Elimination of Series A Participating Preferred Stock of Brocade (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 16, 2007)

4.1	Form of Brocade’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

4.2	First Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, Brocade, and Wells Fargo Bank, National Association, as successor in interest to Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q filed on June 7, 2007)

4.3	Second Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, McDATA Services Corporation, a Minnesota corporation f/k/a Computer Network Technology Corporation, Brocade, and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 from Brocade’s Form 10-Q filed on June 7, 2007)

4.4	Indenture dated February 7, 2003 by and among McDATA Corporation and Wells Fargo Bank Minnesota National Association (incorporated by reference to Exhibit 4.4 from Brocade’s Form 10-Q filed on June 7, 2007)

4.5	Indenture dated February 20, 2002 by and among Computer Network Technology Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 from Brocade’s Form 10-Q filed on June 7, 2007)

10.1*/†	OEM Purchase Agreement dated May 20, 2008 between EMC Corporation and Brocade

10.2*/†	Amendment Number 11 dated April 28, 2008 to OEM Purchase Agreement between Hewlett Packard Company and Brocade

10.3*/†	Amendment Number 2 to Statement of Work #6, dated May 12, 2008 to OEM Purchase Agreement between IBM and Brocade

10.4*/†	Amendment Number 33 to Statement of Work # 1, dated April 24, 2008 to OEM Purchase Agreement between IBM and Brocade

10.5*/†	Purchase and Sale Agreement and Escrow Instruction dated April 24, 2008 between MFP/Hunter@First Office Partners, LLC and Brocade

10.6*/†	Development Services Agreement dated May 22, 2008 between MFP/Hunter@First Development Partners, LLC and Brocade

10.7	Voting Agreement dated as of July 21, 2008, between Bobby R. Johnson, Jr. and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on July 24, 2008)

10.8	Commitment letter dated as of July 21, 2008 with Bank of America, N.A., Banc of America Bridge LLC and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 99.1 from Brocade’s Form 8-K filed on August 14, 2008)

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

/†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROCADE COMMUNICATIONS SYSTEMS, INC.
Date: August 21, 2008	By:	/s/ Richard Deranleau
Richard Deranleau
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger dated as of July 21, 2008 among Brocade Communications Systems, Inc., Falcon Acquisition Sub, Inc. and Foundry Networks, Inc. (incorporated by reference to Exhibit 2.1 from Brocade’s Form 8-K filed on July 24, 2008)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s Form 10-Q filed on September 5, 2007)

3.2	Amended and Restated Bylaws of the Registrant amended as of February 22, 2008 (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 22, 2008)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

3.4	Certificate of Elimination of Series A Participating Preferred Stock of Brocade (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 16, 2007)

4.1	Form of Brocade’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

4.2	First Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, Brocade, and Wells Fargo Bank, National Association, as successor in interest to Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q filed on June 7, 2007)

4.3	Second Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, McDATA Services Corporation, a Minnesota corporation f/k/a Computer Network Technology Corporation, Brocade, and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 from Brocade’s Form 10-Q filed on June 7, 2007)

4.4	Indenture dated February 7, 2003 by and among McDATA Corporation and Wells Fargo Bank Minnesota National Association (incorporated by reference to Exhibit 4.4 from Brocade’s Form 10-Q filed on June 7, 2007)

4.5	Indenture dated February 20, 2002 by and among Computer Network Technology Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 from Brocade’s Form 10-Q filed on June 7, 2007)

10.1*/†	OEM Purchase Agreement dated May 20, 2008 between EMC Corporation and Brocade

10.2*/†	Amendment Number 11 dated April 28, 2008 to OEM Purchase Agreement between Hewlett Packard Company and Brocade

10.3*/†	Amendment Number 2 to Statement of Work #6, dated May 12, 2008 to OEM Purchase Agreement between IBM and Brocade

10.4*/†	Amendment Number 33 to Statement of Work # 1, dated April 24, 2008 to OEM Purchase Agreement between IBM and Brocade

10.5*/†	Purchase and Sale Agreement and Escrow Instruction dated April 24, 2008 between MFP/Hunter@First Office Partners, LLC and Brocade

10.6*/†	Development Services Agreement dated May 22, 2008 between MFP/Hunter@First Development Partners, LLC and Brocade

10.7	Voting Agreement dated as of July 21, 2008, between Bobby R. Johnson, Jr. and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on July 24, 2008)

10.8	Commitment letter dated as of July 21, 2008 with Bank of America, N.A., Banc of America Bridge LLC and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 99.1 from Brocade’s Form 8-K filed on August 14, 2008)

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

/†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.