Form 10-K
period 2008-10-25
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2008-12-15
CIK 1009626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 25, 2008
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on April 25, 2008 as reported by the NASDAQ Global Select Market on that date, was approximately $2,711,477,330. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s common stock as of December 5, 2008 was 374,663,358 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

BROCADE COMMUNICATIONS SYSTEMS, INC.

FORM 10-K

For the Fiscal Year Ended October 25, 2008

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements regarding future events and our future results. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending litigation, including the federal securities class action preliminary settlement, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, and the beliefs and assumptions of our management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below, under “Part I — Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Further, we undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

Item 1.	Business

General

Brocade Communications Systems, Inc. (“Brocade” or the “Company,” which may also be referred to as “we,” “us” or “our”) is the leading supplier of data center networking solutions that help enterprises connect and manage their information. The Company offers a comprehensive line of data center networking hardware and software products and services that enable businesses to make their data centers more efficient, reliable and adaptable.

Brocade products and services are designed to help information technology (“IT”) organizations manage their data and data center infrastructure assets in an efficient, cost-effective manner. In the first fiscal quarter of 2008, Brocade reorganized the Company into four operating units. The objective of this organization is to allow the Company to more effectively focus on growth opportunities, while being well-positioned to rapidly scale and accommodate new business opportunities, including potential future acquisitions. The four operating units are as follows:

•	The Data Center Infrastructure (“DCI”) operating unit encompasses the Brocade family of Storage Area Network (“SAN”) business which includes infrastructure products and solutions including directors, switches, routers, fabric-based software applications, distance/extension products, as well as management applications and utilities to centralize data management.

•	The Server Edge and Storage (“SES”) operating unit includes our new host bus adapters (“HBAs”) and Intelligent Server Adapter initiatives, as well as our SAN switch modules for bladed servers and embedded switches for blade servers.

•	The Services, Support and Solutions (“S3”) operating unit includes consulting and support services that assist customers in designing, implementing, deploying and managing data center enterprise solutions as well as post-contract customer support (“PCS”).

•	The Files (“Files”) operating unit includes the Brocade family of File Area Network (“FAN”) solutions which includes both software and hardware offerings for more effectively managing file data and storage resources. The Company anticipates that after the close of the acquisition of Foundry Networks, Inc. (“Foundry”), the Files operating unit will be merged into certain operations of Foundry.

Together, Brocade’s products, services and solutions simplify IT infrastructure, increase resource utilization, ensure availability of mission critical applications and serve as a platform for corporate data back up and disaster recovery.

Brocade products and services are marketed, sold and supported worldwide to end-user customers through distribution partners, including original equipment manufacturers (“OEMs”), distributors, systems integrators, value-added resellers (“VARs”) and by Brocade directly.

For revenue and other information regarding the aforementioned segments, see Note 14, “Segment Information,” of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Brocade was incorporated in California on August 24, 1995 and reincorporated in Delaware on May 14, 1999. Brocade’s mailing address and executive offices are located at 1745 Technology Drive, San Jose, California 95110. Brocade’s telephone number is (408) 333-8000. Brocade’s corporate website is www.brocade.com. Brocade’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on Brocade’s website when such reports are available on the U.S. Securities and Exchange Commission (“SEC”) website. The public may read and copy any materials filed by Brocade with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content of any website referred to in this Form 10-K is not incorporated by reference into this filing. Further, Brocade’s references to the URLs for these websites are intended to be inactive textual references only.

Brocade, the B-wing symbol, DCX, Fabric OS, File Lifecycle Manager, MyView and StorageX are registered trademarks, and DCFM and SAN Health are trademarks of Brocade Communications Systems, Inc. in the United States and/or in other countries. All other brands, products or service names are or may be trademarks or service marks of, and are used to identify, products or services of their respective owners.

Products and Services

Brocade’s products and services are designed to help companies reduce the cost and complexity of managing business information within a shared data storage environment while enabling high levels of availability of mission critical business applications. In addition, its products and services assist companies in the development and delivery of storage and server consolidation, disaster recovery, data security, and in meeting compliance issues regarding data management. Brocade’s products are generally used in conjunction with servers and storage subsystems, SAN interconnection components such as HBAs, and server and storage management software applications and tools. By utilizing a shared storage, or networked storage solution, companies can more easily share and consolidate server and storage resources, centralize and simplify data management, scale and provision storage resources more effectively, and improve application efficiency, performance and availability. As a result, companies are able to better utilize IT assets, improve productivity of IT personnel, reduce capital and operational expenditures, and more reliably and securely store, manage and administer business information.

Brocade believes that as the need for data storage continues to grow, companies will look to further simplify the tasks of storing, managing and administering their data, while looking to maximize their information technology investments and reduce both capital and operational expenditures. Storage networks provide a platform that helps companies optimize their IT assets and support future data growth, and have been installed at many of the world’s leading companies since the mid-1990s. Brocade also believes companies will continue to expand the size and scope of their storage networks and data center networks and the number and types of applications that these networks support.

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

Storage Networking Solutions

Brocade’s family of storage network directors, switches and bladed switch products provide interconnections, bandwidth and high-speed routing of data between servers and storage devices. Product models range from entry-level 8-port fabric switches to 896-port directors with multiple options, addressing the needs of small departments and global enterprises alike. These high-performance solutions are available to support requirements both for open systems and mainframe operations. All switches and directors support key applications such as data backup, remote mirroring and high-availability clustering as well as high-volume transaction processing applications such as enterprise resource planning and data warehousing. Our storage networking products have been designed to meet the storage networking needs of end-users in environments ranging from small and medium-size businesses to large enterprises with storage network fabrics that scale to thousands of ports, spread across multiple locations around the world.

The Brocade Fabric Operating System (“Fabric OS”) is the operating system that provides the core infrastructure for deploying storage networks. As the foundation for Brocade’s family of storage network products, Fabric OS helps ensure the reliable and high-performance data transport which is critical for scalable storage network fabrics interconnecting multiple servers and storage devices. Brocade’s storage network management operating system also includes a common set of optional advanced software services that build upon the foundation of Fabric OS and help improve performance, availability, scalability and the overall functionality of the network. These software services include the ability to proactively monitor the health and performance of the storage network, the ability to aggregate bandwidth between switches to deliver higher performance for storage applications, and the ability to securely control data access in multi-vendor storage network environments. In addition, Brocade offers management tools that enable end-users to manage and administer their storage networks. Brocade believes that its Fabric OS provides it with an advantage in the storage networking market, enabling differentiation and increasing optional licensable features and services.

Server Connectivity Solutions

In late fiscal year 2007, Brocade outlined its plans to deliver innovative next-generation server connectivity products, commonly referred to as host bus adapters in today’s market. Brocade began shipping its internally developed HBA products in the second half of fiscal year 2008. These next-generation offerings include 8 Gigabit per second Fibre Channel and 10 Gigabit Ethernet technologies, and are expected to dovetail with evolving storage network standards and virtualization solutions.

Brocade Services

Brocade offers a range of professional and support services to facilitate customer projects, assist customers in the design, implementation, management and operation of their data centers, and provide extended customer support. These services address a number of customer risk factors that must be managed during the life cycle of a storage network or data center infrastructure and are valued because they bring valuable experience and expertise to a customer challenge. Brocade services may be delivered directly to end-user customers or via partners as a component of a broader service and support offering.

File Data Management Solutions

With the acquisition of NuView, Inc. (“NuView”) in March 2006, Brocade introduced a family of file data management solutions to market which are designed to help organizations consolidate access to file data while simplifying the availability and recovery of that data. As a result, these solutions help optimize server and storage assets, increase operational flexibility, and significantly reduce overall data management and storage costs. These solutions include the following:

•	Brocade StorageX is an integrated suite of applications designed to logically aggregate distributed file data across heterogeneous environments, providing administrators with policies to better manage and automate distributed file data; and

•	Brocade File Management Engine utilizes sophisticated technology for true open file migration, thereby simplifying file management and enabling organizations to virtualize their files and manage resources more efficiently.

Industry Initiatives and Standards Development

Brocade works with industry-leading companies to facilitate the development of standards, technologies, products and services that focus on the simplification of data center infrastructure management and the implementation and management of storage networking environments. Brocade has an open approach to standards and works with nearly every leading provider of server, storage and storage network management applications and technologies.

Brocade is continuing this commitment with regard to its file data management products. Brocade is actively involved with key file management product partners and competitors to develop an industry-based technical working group to deliver common architecture definitions for the file management sector.

Brocade has a long history of being a major contributor to the evolution of industry standards ranging from Fibre Channel communication technology to storage network interoperability to storage and storage network management. Brocade contributes to related industry standards committees and has authored or co-authored the majority of the Fibre Channel protocol standards in existence today. As Brocade continues to expand its leadership presence in the new markets, the Company’s participation in associated standards groups continues to grow. In fiscal year 2008, the Company was a member of the SNIA Green Working Group, Ethernet Alliance and Fibre Channel over Ethernet (“FCoE”) organizations.

Storage Networking Environment Interoperability

As storage networks have increased in size and comprise more and different types of server, storage and interconnection devices, the need for interoperability among those devices has similarly increased. Brocade has invested a significant amount of resources for purposes of providing interoperability among Brocade solutions and the servers, storage and storage management applications that run in the Brocade environment, as well as driving standards for interoperability among storage network interconnection devices. Brocade also certifies its solutions in operational storage environments through its testing programs, its partners’ testing and qualification initiatives, and through certification programs for third-party products which it offers as a resource to its application and technology partners. Through Brocade’s testing initiatives, Brocade also certifies interoperability configurations of common customer environments, such as remote data backup in a multi-vendor server and storage environment.

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

Education and Technical Certification Services

Brocade’s education and training organization delivers technical education and training on Brocade technology that encompasses design, implementation and management solutions to its partners and their customers. Brocade curriculum is delivered worldwide using diverse methodologies, which include instructor-led classes and an online web-based training portfolio as well as a “live” virtual classroom capability. Brocade Education Services trains over 18,000 IT professionals annually. The Brocade Certification Programs offer certification on Brocade solutions for IT professionals who have completed certain tests administered by an independent testing organization. These certification programs are designed to measure the knowledge and proficiency of IT professionals in Brocade data center and data management solutions and technologies, and to help ensure that Brocade’s customers receive superior customer service and support. More than 10,000 certification tests have been delivered with more than 7,000 IT professionals certified worldwide. Brocade’s education and training services are made available through its own education facilities and through its worldwide training provider network.

Distribution Model

Brocade’s products are marketed, sold and supported worldwide primarily through a wide range of distribution partners, including OEM partners, distributors, systems integrators and value-added resellers, and directly by Brocade.

•	Brocade’s OEM partners are leading server, storage and systems providers who offer Brocade’s products under their own private label or as Brocade-branded solutions. Sales of these products through OEM partners comprise the majority of Brocade’s business.

•	Other distribution partners include Brocade-authorized distributors, systems integrators and VARs. These partners are authorized by Brocade to market, sell and support its products and services. Some of these partners also sell training and other value-added services.

Brocade has OEM or distribution agreements with most of the major companies that sell enterprise servers and storage systems. In addition, Brocade employs a worldwide sales force to assist its distribution partners in marketing Brocade solutions, assessing customer requirements and designing, implementing and maintaining Brocade-based solutions.

Customers

Brocade’s major OEM customers for the fiscal year ended October 25, 2008, in alphabetical order, include Dell Computer Corporation, EMC Corporation (“EMC”), Hitachi Data Systems (“HDS”), Hewlett-Packard Company (“HP”), International Business Machines Corporation (“IBM”), Network Appliance, Inc., and Sun Microsystems, Inc. Brocade’s primary non-OEM customers for the fiscal year ended October 25, 2008, in alphabetical order, include Bell Microproducts and Tokyo Electron Limited.

For the years ended October 25, 2008, October 27, 2007 and October 28, 2006, EMC, HP and IBM each represented greater than ten percent of Brocade’s total net revenues for combined totals of 65%, 68% and 73% of its total net revenues, respectively. The level of sales to any OEM customer may vary from quarter to quarter and Brocade expects that significant customer concentration will continue in the foreseeable future. The loss of, or a decrease in the level of sales to, or a change in the ordering pattern of any one of these customers could have a material adverse impact on Brocade’s financial condition or results of operations. In addition, its OEM partners experience seasonal revenue patterns which Brocade experiences as well. These patterns are generally in-line with its OEMs on a calendar quarter basis. Historically, Brocade’s first and fourth fiscal quarters are seasonally stronger quarters than its second and third fiscal quarters.

Geographic Information

Historically, domestic revenues have been between 56% and 67% of total net revenues. For the year ended October 25, 2008, domestic and international revenues were approximately 63% and 37% of total net revenues, respectively. For the year ended October 27, 2007, domestic and international revenues were approximately 61% and 39% of total net revenues, respectively. For the year ended October 28, 2006, domestic and international revenues were approximately 64% and 36% of total net revenues, respectively. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. For the years ended October 25, 2008 and October 27, 2007, revenues in Europe increased partly as a result of the market growth in that region and partly as a result of the McDATA Corporation (“McDATA”) acquisition. For the year ended October 28, 2006, revenues in Europe increased primarily as a result of faster growth in that region relative to North America and Asia Pacific region.

Revenues are attributed to geographic areas based on the location of the customer to which Brocade’s products are shipped. However, certain OEM customers take possession of Brocade’s products domestically and then distribute these products to their international customers. Because Brocade accounts for all of those OEM revenues as domestic revenues, Brocade cannot be certain of the extent to which its domestic and international revenue mix is impacted by the practices of its OEM customers. Nevertheless, data provided by OEM customers indicate that international customers may account for a higher percentage of end-user demand than that indicated by Brocade’s mix of domestic and international revenues.

The majority of the Company’s assets as of October 25, 2008 were attributable to its United States operations. For additional geographic information on Brocade’s revenues and long-lived assets, see Note 14, “Segment Information,” of the Notes to Consolidated Financial Statements, which is incorporated herein by reference. Also, for a discussion of the risks attendant to Brocade’s foreign operations, see Part I, Item 1A. Risk Factors, which is incorporated herein by reference.

Acquisitions and Investments

Brocade’s acquisition and investment strategy is focused on facilitating the evolution and expansion of shared storage and data management.

On March 6, 2006, the Company completed its acquisition of NuView, a privately held provider of a family of standards-based enterprise file management products based in Houston, Texas. This acquisition expanded Brocade’s File Management Solutions that include software that extends the benefits of shared storage architectures to file data environments.

On January 5, 2007, the Company completed its acquisition of Silverback Systems, Inc. (“Silverback”), a privately held provider of network acceleration technology headquartered in Campbell, California. This acquisition further enabled the Company to provide Ethernet-based solutions for data center networks.

On January 29, 2007, the Company completed its acquisition of McDATA, a provider of storage networking and data infrastructure solutions. McDATA is a wholly-owned subsidiary of the Company. This acquisition enabled the Company to build stronger relationships with its customers and partners, and provide greater scale and efficiencies to accelerate its growth.

On March 17, 2008, the Company completed its acquisition of Strategic Business Systems, Inc. (“SBS”), a privately held provider of IT professional services for medium-size and large enterprises in both the commercial and federal government sectors. This acquisition expanded the Company’s professional service offerings and was consistent with its goal of building an end-to-end services portfolio.

On July 21, 2008, the Company entered into a definitive agreement to acquire Foundry, a performance and total solutions leader for network switching and routing. The Company expects the acquisition to close in the fourth quarter of calendar year 2008. This acquisition will position Brocade as a leading provider of enterprise and service provider networking solutions, with innovative technology and product leadership from the internet to the heart of data centers.

Brocade has made equity investments in companies that develop technology or provide services that are complementary to or broaden the markets for its products or services and further its business objectives. As of October 25, 2008, October 27, 2007 and October 28, 2006, the carrying value of Brocade’s equity investments in non-publicly traded companies was $6.8 million, $5.0 million and $0.8 million, respectively.

Research and Development

The industry in which Brocade competes is subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new product introductions. As a result, Brocade’s success depends, in part, on its ability to continue to enhance its existing solutions and to develop and introduce new solutions that improve performance and reduce the total cost of ownership in the storage environment. Brocade has invested significantly in product research and development. It continues to enhance and extend its products and increase the speed, performance and port-density of its switching platform. Brocade also continues to expand the value-added services of its intelligent platform to further simplify storage management and to enable more functionality for end-user customers, OEM partners and application partners.

Brocade products are designed to support current industry standards and will continue to support emerging standards that are consistent with its product strategy. Brocade products have been designed around a common platform architecture which facilitates the product design, development and testing cycle, and reduces the time to market for new products and features. Brocade intends to continue to leverage this common architecture to develop and introduce additional hardware and software products and enhancements in the future.

Brocade’s product development process includes the certification of certain of its products by its OEM partners, which is referred to as the product qualification process. During this process, Brocade supports its OEM partners in the testing of its new products to ensure they meet quality, functionality and inoperability requirements. The process is completed once the OEM partner has certified the product and announced general availability of that product to their customers. This process generally is completed within two to four months.

For the years ended October 25, 2008, October 27, 2007 and October 28, 2006, Brocade’s research and development expenses totaled $255.6 million, $213.3 million and $164.8 million, respectively. All expenditures for research and development costs have been expensed as incurred. In fiscal year 2009, Brocade expects to increase its level of investment, in absolute dollars, in research and development.

Competition

The markets for data center networking solutions are competitive and subject to rapid technological change. Major storage systems and server providers are continually introducing new solutions and products into these markets and enhancing their existing networked storage and data management solutions and products. Brocade believes its primary competition is from providers of SAN switching products for interconnecting servers and storage, including Cisco Systems, Inc. (“Cisco”), QLogic Corporation (“QLogic”) and Emulex Corporation (“Emulex”), as well as from other private and public companies who have invested in various aspects of networked storage and data management hardware, software and service offerings. Some of Brocade’s competitors have longer operating histories and significantly greater human and financial resources than the Company.

In addition, as the storage network and data center management markets evolve, additional technologies become available, and may increasingly become available, for interconnecting servers and storage. To the extent that products based upon these technologies provide the ability to network servers and storage and support high-performance storage applications, they are likely to compete with Brocade’s current and future products. Competitive products include, but are not limited to, non-Fibre Channel emerging products based on Gigabit Ethernet, 10 Gigabit Ethernet, Fibre Channel over Ethernet, InfiniBand and Internet Small Computer System Interface (“iSCSI”), as well as other storage solutions such as Network Attached Storage and Direct Attached Storage. In addition, networking companies, manufacturers of networking equipment, and other companies may develop competitive products and technologies. Brocade’s OEM partners or other partners could also develop and introduce products that compete with the Company’s product offerings. Brocade believes the competitive factors in this market include product performance and features, product reliability, price, size, extent of installed base, ability to meet delivery schedules, customer service, technical support and distribution channels.

Manufacturing

Brocade uses third-party contract manufacturers Hon Hai Precision Industry Co., Ltd. (“Foxconn”), Sanmina-SCI Corporation (“Sanmina”) and Flextronics International Ltd. (“Flextronics”) to manufacture its products. Foxconn, Sanmina and Flextronics invoice Brocade based on prices and payment terms mutually agreed upon and set forth in purchase orders it issues to them. Although the purchase orders Brocade places with its contract manufacturers are cancelable, Brocade is required to purchase all inventory components not returnable, usable by, or sold to other customers of the aforementioned contract manufacturers.

Brocade uses Foxconn, Sanmina and Flextronics for final turnkey product assembly, but Brocade also maintains key component selection and qualification expertise internally. Brocade designs and develops the key components of its products, including application-specific integrated circuits (“ASICs”) and operating system and other software, as well as certain details in the fabrication and enclosure of its products. In addition, Brocade determines the components that are incorporated into its products and Brocade selects appropriate suppliers of those components.

Although Brocade uses standard parts and components for its products where possible, Brocade’s contract manufacturers currently purchase, on Brocade’s behalf, several key components used in the manufacture of its products from single or limited supplier sources. Brocade’s principal single source components include ASICs and Brocade’s principal limited source components include microprocessors, certain connectors, certain logic chips, small form-factor pluggable transceivers, power supplies and programmable logic devices. In addition, Brocade licenses certain software from third-parties that is incorporated into its fabric operating system and other software.

Brocade is also subject to various environmental and other regulations governing product safety, materials usage, packaging and other environmental impacts in the various countries where its products are sold. For example, many of Brocade’s products are subject to laws and regulations that restrict the use of lead, mercury, hexavalent chromium, cadmium and other substances, and require producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of its products when they have reached the end of their useful life. In Europe, substance restrictions apply to products we sell. In addition, recycling, labeling, financing and related requirements apply to products Brocade sells in Europe. Brocade may be required to redesign its products to ensure that they comply with any new requirements as well as related requirements imposed by its OEM customers. Brocade also continues to work with its suppliers to ensure they provide the Company with compliant materials, parts and components. Various other countries and states in the United States have issued, or are in the process of issuing, other environmental regulations that may impose additional restrictions or obligations and require further changes to the Company’s products.

Patents, Intellectual Property and Licensing

Brocade relies on a combination of patents, copyrights, trademarks, trade secrets, confidentiality agreements and other contractual restrictions with employees and third-parties to establish and protect its proprietary rights. Despite these precautions, the measures Brocade undertakes may not prevent misappropriation or infringement of its proprietary technology. These measures may not preclude competitors from independently developing products with functionality or features similar to its products.

Brocade maintains a program to identify and obtain patent protection for its inventions. As of December 5, 2008, Brocade has been issued 164 patents in the United States and 13 patents in various foreign countries (based on certain U.S. patents or patent applications) that are currently in force and has approximately 135 patent applications pending in the United States and approximately 25 patent applications pending in various foreign countries (based on certain U.S. patents or patent applications). The normal expiration dates of its issued patents in the United States range from 2010 to 2024. It is possible that Brocade will not receive patents for every application it files. Furthermore, Brocade’s issued patents may not adequately protect its technology from infringement or prevent others from claiming that its products infringe the patents of those third-parties. Brocade’s failure to protect its intellectual property could materially harm its business. In addition, Brocade’s competitors may independently develop similar or superior technology, duplicate Brocade’s products, or design around its patents. It is possible that litigation may be necessary in the future to enforce Brocade’s intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could materially harm Brocade’s business.

Many of Brocade’s products are designed to include software or other intellectual property licensed from third-parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products, Brocade believes that such licenses generally could be obtained on commercially reasonable terms. However, failure to obtain such licenses on commercially reasonable terms could materially harm Brocade’s business.

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

Employees

As of October 25, 2008, Brocade had 2,834 employees. Brocade has not experienced any work stoppages and considers its relations with employees to be good. Employees are currently located in the United States headquarters in San Jose, California, the European headquarters in Geneva, Switzerland, the Asia Pacific headquarters in Singapore, and offices throughout North America, Europe, Asia Pacific and Central and South America.

Item 1A.	Risk Factors

Risk Factors Related to the Proposed Acquisition of Foundry Networks, Inc. and the Combined Company

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

Brocade believes that the acquisition of Foundry will result in certain benefits, including broader addressable market opportunities, product innovations, operational efficiencies and costs synergies. However, Brocade’s ability to realize these anticipated benefits depends on successfully combining the businesses of Brocade and Foundry. The combined company may fail to realize the anticipated benefits of the merger for a variety of reasons, including the following:

•	failure of customers to accept new products or to continue as customers of the combined company;

•	failure to successfully manage relationships with original equipment manufacturers, end-users, distributors and suppliers;

•	the loss of key employees;

•	failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company;

•	failure to successfully develop new products and services on a timely basis that address the market opportunities of the combined company;

•	failure to compete effectively against companies already serving the broader market opportunities expected to be available to the combined company;

•	unexpected revenue attrition;

•	failure to qualify the combined company’s products with OEM customers on a timely basis, or at all; and

•	failure to successfully integrate and harmonize financial reporting and information technology systems of Brocade and Foundry.

The actual integration may result in additional and unforeseen expenses or delays. If Brocade is not able to successfully integrate Foundry’s business and operations, or if there are delays in combining the businesses, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected.

If Brocade is unable to finance the proposed acquisition, the acquisition will not be completed.

Brocade expects to finance the acquisition from various financing sources, including cash on hand at both companies and a $1.1 billion term loan facility. The net proceeds from the $1.1 billion term loan facility have already been deposited into a restricted Brocade custody account pending the closing of the acquisition of Foundry and other customary release conditions, including, without limitation, there not having occurred since March 31, 2008 a change, occurrence or development that has or would reasonably be expected to have a material adverse effect, as defined in the merger agreement, on Foundry and its subsidiaries, the creation of security interests in the collateral for the secured facility, the completion of the merger in accordance with the terms and conditions of the merger agreement, without any amendments or modifications to the merger agreement that are materially adverse to the lenders, the absence of certain other indebtedness, customary consents and approvals, the payment of required fees and expenses and a minimum level of unrestricted cash on the completion date of the acquisition. In the event that the financing described in the financing commitment letter is not available, other financing may not be available on acceptable terms in a timely manner, or at all. If other financing becomes necessary and Brocade is unable to secure such additional financing, the acquisition will not be completed.

In the event of a termination of the merger agreement due to Brocade’s inability to obtain the necessary financing to complete the merger, Brocade may be obligated to pay Foundry either a reverse termination fee of $125.0 million or a reduced termination fee in the amount of $85.0 million, dependent on certain defined circumstances in the merger agreement. Foundry agreed in the merger agreement that if this termination fee becomes payable, Foundry’s right to receive the termination fee would be the sole and exclusive remedy of Foundry, its subsidiaries and their respective stockholders and affiliates, and Foundry and its subsidiaries would be deemed to have waived all other remedies (including equitable remedies) with respect to (i) any failure of the merger to be completed and (ii) any breach by Brocade of its obligation to complete the merger or any other covenant, obligation, representation, warranty or other provision set forth in the merger agreement. Accordingly, Foundry could not force Brocade to complete the merger or seek monetary damages or any other remedy beyond the amount of the termination fee. In addition, Foundry has agreed that, other than Brocade’s obligation to pay Foundry this termination fee, if and when it becomes payable, Brocade will have no liability of any nature to Foundry, its subsidiaries or their respective stockholders or affiliates in the event that Brocade is unable to obtain the necessary financing to complete the merger.

Brocade will take on substantial additional indebtedness to finance the acquisition, which will decrease Brocade’s business flexibility and increase its borrowing costs.

Upon completion of the acquisition, Brocade will increase its indebtedness by up to approximately $1.225 billion or more, and will have indebtedness that will be substantially greater than its indebtedness prior to the acquisition. The financial and other covenants agreed to by Brocade in connection with such indebtedness and the increased indebtedness and higher debt-to-equity ratio of Brocade in comparison to that of Brocade on a recent historical basis will have the effect, among other things, of reducing the flexibility of Brocade to respond to changing business and economic conditions and increasing borrowing costs. In addition, the actual terms and conditions of such indebtedness may not be favorable to Brocade, and as such, could further increase the cost of the acquisition of Foundry, as well as the overall burden of such indebtedness upon Brocade and Brocade’s business flexibility. The instruments governing the anticipated indebtedness contain certain covenants applicable to Brocade and its subsidiaries that may adversely affect Brocade’s operations and financial results. In addition, any changes by rating agencies to Brocade’s credit rating in connection with such indebtedness may negatively impact the value and liquidity of Brocade’s debt and equity securities.

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

The pendency of the acquisition could cause disruptions in the businesses of Brocade and Foundry, which could have an adverse effect on their respective business and financial results, and consequently on the combined company.

Brocade and Foundry have operated and, until the completion of the acquisition, will continue to operate, independently. Uncertainty about the effect of the acquisition on employees, customers, distributors and suppliers may have an adverse effect on Brocade or Foundry, and consequently on the combined company. These uncertainties may impair Brocade’s and Foundry’s ability to retain and motivate key personnel and could cause customers, distributors, suppliers and others with whom each company deals to seek to change existing business relationships or delay purchases or other transactions with Brocade or Foundry, which may materially and adversely affect the respective businesses of Brocade and Foundry. Due to the limited termination rights agreed to by the parties in the merger agreement, Brocade and Foundry may be obligated to complete the merger in spite of the adverse effects resulting from the disruption of Brocade’s and Foundry’s ongoing businesses. Furthermore, this disruption could adversely affect the combined company’s ability to maintain relationships with customers, distributors, suppliers and employees after the merger or to achieve the anticipated benefits of the acquisition. Each of these events could adversely affect Brocade or Foundry in the near term or the combined company if the merger is completed.

Failure to complete the acquisition could negatively impact the stock price and the future business and financial results of Brocade and Foundry.

Completion of the acquisition is subject to a number of conditions, including obtaining Foundry stockholder approval and sufficient funds to finance the acquisition. If the acquisition is not completed, the price of Brocade common stock may decline. If the acquisition is not completed, the ongoing business of Brocade may also be adversely affected. In addition, Brocade may be obligated to pay Foundry either a reverse termination fee of $125.0 million or a reduced termination fee in the amount of $85.0 million, and certain costs relating to the acquisition, dependent on certain defined circumstances in the merger agreement. Brocade will also have made substantial commitments of time and resources in connection with the proposed acquisition, including integration planning, which could otherwise have been devoted to other opportunities that may have been beneficial to Brocade. Brocade could also be subject to litigation related to any failure to complete the acquisition. If the acquisition is not completed, these risks may materialize and may adversely affect Brocade’s business, financial results and stock price.

Foundry, and subsequently the combined company, must continue to retain and motivate executives and key employees and recruit new employees, which may be difficult in light of uncertainty regarding the merger, and failure to do so could seriously harm the combined company.

In order for the acquisition to be successful, during the period before the acquisition is completed, Foundry must continue to retain and motivate executives and other key employees and recruit new employees. The combined company must also be successful at retaining key employees following the completion of the acquisition. Experienced personnel in the networking and network security industries are in high demand and competition for their talents is intense. Employees of Foundry may experience uncertainty about their future role with the combined company until or after strategies with regard to the combined company are announced or executed. These potential distractions of the merger may adversely affect the ability of the combined company to attract, motivate and retain executives and key employees and keep them focused on applicable strategies and goals. Any failure by Foundry or the combined company to retain and motivate executives and key employees during the period prior to or after the completion of the acquisition could seriously harm the business of the combined company.

Issuances of shares of Brocade common stock in connection with the merger and the resale thereof may cause the market price of shares of Brocade common stock to decline.

As of December 5, 2008, Brocade had approximately 374,663,358 shares of common stock outstanding and approximately 42,902,233 shares issuable upon the exercise of outstanding stock options and other equity-based awards. As of December 5, 2008, there were approximately 32,282,648 shares of Foundry common stock issuable upon the exercise of Foundry outstanding stock options and other equity-based awards. The additional shares of Brocade common stock that may become issuable from time to time upon the exercise of Foundry stock options and restricted stock units that are converted into Brocade stock options or restricted stock units in connection with the acquisition, or that may become issuable upon conversion of any convertible debt securities that Brocade may issue to finance the acquisition, based on the applicable conversion ratio in the merger agreement, could negatively affect the market price for shares of Brocade common stock.

Integrating Brocade and Foundry may divert management’s attention away from the combined company’s operations.

Successful integration of Brocade’s and Foundry’s operations, products and personnel may place a significant burden on the combined company’s management and internal resources. Brocade may also experience difficulty in effectively integrating the different cultures and practices of Foundry, as well as in assimilating Foundry’s broad and geographically dispersed personnel. Further, the difficulties of integrating Foundry could disrupt the combined company’s ongoing business, distract its management focus from other opportunities and challenges, and increase the combined company’s expenses and working capital requirements. The diversion of management attention and any difficulties encountered in the transition and integration process could harm the combined company’s business, financial condition and results of operations.

Assuming the successful completion of the acquisition of Foundry, the Foundry business unit will face many similar risks as Brocade’s other business units. Additionally, the following risk factors of Foundry will also apply to the combined company as a result of the acquisition of Foundry.

Intense competition in the market for networking solutions could prevent the combined company from maintaining or increasing revenue and sustaining profitability with respect to its networking solutions.

The market for networking solutions is intensely competitive. In particular, Cisco maintains a dominant position in this market and several of its products compete directly with the combined company’s products. Cisco’s substantial resources and market dominance have enabled it to reduce prices on its products within a short period of time following the introduction of these products, which typically causes its competitors to reduce prices and, therefore, the margins and the overall profitability of its competitors. Purchasers of networking solutions may choose Cisco’s products because of its longer operating history, broader product line and strong reputation in the networking market. In addition, Cisco may have developed, or could in the future develop, new technologies that directly compete with the combined company’s products or render its products obsolete. The combined company cannot provide assurance that it will be able to compete successfully against Cisco, currently the market share leader in the networking market.

The combined company would also compete with other companies, such as 3Com Corporation, Alcatel-Lucent, Enterasys Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Force10 Networks, Inc., Hewlett-Packard Company, Huawei Technologies Co. Ltd., Juniper Networks, Inc. and Nortel Networks Corporation. Some of the combined company’s current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Additionally, the combined company may face competition from unknown companies and emerging technologies that may offer new LAN, MAN and LAN/WAN solutions. Furthermore, a number of these competitors may merge or form strategic relationships that would enable them to apply greater resources and sales coverage than the combined company can, and to offer, or bring to market earlier, products that are superior to the combined company’s in terms of features, quality, pricing or a combination of these and other factors. For example, Alcatel combined with Lucent in 2006.

To remain competitive, the combined company must, among other things, continue to invest significant resources in developing new products, enhance its current products and maintain customer satisfaction. In addition, the combined company must make certain its sales and marketing capabilities allow it to compete effectively against its competitors. If the combined company fails to do so, its products may not compete favorably with those of its competitors and its revenue and profitability could suffer.

The United States government is a significant customer and has been key to Foundry’s financial success. Government demand, however, is unpredictable and there is no guarantee of future contract awards.

As part of the changing economic environment, the United States government has become an important customer for the networking industry, and for Foundry in particular, representing approximately 22% and 17% of Foundry’s total revenue for the nine months ended September 30, 2008 and 2007. The process of becoming a qualified government vendor, especially for high-security projects, takes considerable time and effort, and the timing of contract awards and deployment of Foundry’s products are hard to predict. Typically, six to twelve months may elapse between the initial evaluation of Foundry’s systems by governmental agencies and the execution of a contract. The revenue stream from these contracts is hard to predict and may be materially uneven between quarters. Government agency contracts are frequently awarded only after formal competitive bidding processes, which are often protracted and may contain provisions that permit cancellation in the event funds are unavailable to the government agency. Even if Foundry is awarded contracts, substantial delays or cancellations of purchases could result from protests initiated by losing bidders. In addition, government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in certain areas. If Foundry fails to win significant government contract awards, if the government or individual agencies within the government terminate or reduce the scope and value of Foundry’s existing contracts, or if the government fails to reduce the budget deficit, Foundry’s financial results may be harmed. Additionally, government orders may be subject to priority requirements that may affect scheduled shipments to Foundry’s other customers.

Foundry may be subject to litigation risks and intellectual property infringement claims that are costly to defend and could limit its ability to use certain technologies in the future. Additionally, Foundry may be found to infringe on intellectual property rights of others.

The networking industry is subject to claims and related litigation regarding patent and other intellectual property rights. Some companies claim extensive patent portfolios that may apply to the networking industry. As a result of the existence of a large number of patents and the rate of issuance of new patents in the networking industry, it is practically impossible for a company to determine in advance whether a product or any of its components may infringe upon intellectual property rights that may be claimed by others. From time to time, third-parties have asserted patent, copyright and trademark rights to technologies and standards that are important to Foundry. Additionally, third-parties may in the future assert claims or initiate litigation against Foundry or its manufacturers, suppliers or customers alleging infringement of their intellectual property rights with respect to Foundry’s existing or future products. Foundry has in the past incurred, and may in the future incur, substantial expenses in defending against such third-party claims. In the event of a determination adverse to Foundry, it could incur substantial monetary liability and be required to change its business practices. Either of these could have a material adverse effect on Foundry’s financial position, results of operations, or cash flows.

A number of companies have developed a licensing program in an attempt to realize revenue from their patent portfolios. Some of these companies have contacted Foundry regarding a license. Foundry carefully reviews all license requests, but is unwilling to license technology that it believes is not required for its product portfolio. However, any asserted license demand can require considerable effort and expense to review and respond. Moreover, a refusal by Foundry to a license request could result in threats of litigation or actual litigation, which, if or when initiated, could harm its business.

Foundry is a party to lawsuits in the normal course of its business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Foundry believes that it has defenses in the lawsuits pending against it, and Foundry is vigorously contesting these allegations. Responding to the allegations has been, and probably will continue to be, expensive and time-consuming for Foundry. An unfavorable resolution of the lawsuits could adversely affect Foundry’s business, results of operations, or financial condition.

Risk Factors Related to Brocade’s Business

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

Brocade has introduced a significant number of new products in recent history, including products across its family of Data Center Infrastructure solutions, which accounts for a substantial portion of Brocade’s revenues. For example, in the fourth quarter of fiscal year 2007, Brocade announced its new Data Center Fabric architecture and plans to provide a wide range of new solutions, technologies and partnerships over the following six months, including new product offerings based on 8 Gigabit per second technology solutions. Other recent product introductions in the Data Center Infrastructure market include the Brocade DCXtm Backbone, the first in a new class of high-performance data center networking products designed to address the demanding requirements of the evolving data center.

Brocade must achieve widespread market acceptance of Brocade’s new product and service offerings in order to realize the benefits of Brocade’s investments. The rate of market adoption is also critical. The success of Brocade’s product and service offerings depends on numerous factors, including its ability to:

•	properly define the new products and services;

•	timely develop and introduce the new products and services;

•	differentiate Brocade’s new products and services from its competitors’ technology and product offerings;

•	address the complexities of interoperability of Brocade’s products with its installed base, OEM partners’ server and storage products and its competitors’ products; and

•	maintain high levels of product quality and reliability.

Various factors impacting market acceptance are outside of Brocade’s control, including the following:

•	the availability and price of competing products and alternative technologies;

•	the cost of certain product subcomponents, which could reduce Brocade’s gross margins;

•	product qualification requirements by Brocade’s OEM partners, which can cause delays in the market acceptance; and

•	the ability of its OEM partners to successfully distribute, support and provide training for its products.

If Brocade is not able to successfully develop and market new and enhanced products and services on a timely basis, its business and results of operations will likely be harmed.

Brocade’s revenues may be affected by changes in domestic and international information technology spending and overall demand for data center solutions.

A significant portion of Brocade’s revenue is based on Data Center Infrastructure products, including switches, directors and embedded blades. In the past, unfavorable or uncertain economic conditions and reduced global information technology spending rates, including spending on data center infrastructure, have adversely affected Brocade’s operating results. For example, in the latter half of fiscal year 2007 and early 2008, the Data Center Infrastructure market experienced cautious enterprise spending in North America. Brocade is unable to predict changes in general economic conditions and when information technology spending rates will be affected. In addition, recent concerns about the economy, particularly in North America and parts of EMEA and Japan, may also adversely affect information technology spending and therefore increase the uncertainty related to demand for data center solutions. If there are future reductions in either domestic or international information technology spending rates, or if information technology spending rates do not improve, Brocade’s revenues, operating results and financial condition may be adversely affected.

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

In addition, the second half of calendar year 2008 has seen a rapid softening of the global economy and overall disruption of the credit and certain financial markets. The continuation, or worsening, of these domestic and global economic conditions could adversely affect our revenues. Customers and prospective partners may change their spending priorities, which could materially reduce our revenues and, as a result, negatively impact our financial results.

Brocade is currently expanding its product and service offerings in new and adjacent markets and Brocade’s operating results will likely suffer if these initiatives are not successful.

Brocade has made a series of investments, and plans to continue to invest, in offerings focused on new markets that are adjacent or related to Brocade’s traditional market, including new and emerging markets. For instance, Brocade has recently made a series of introductions in the emerging File Management market with additions and enhancements to its family of file data management solutions which include Brocade StorageX, Brocade File Lifecycle Manager and the recently-introduced Brocade File Migration Engine. In November 2008, Brocade restructured one of its four business units dedicated to the File Management market and therefore any anticipated revenues or financial results may be adversely affected. In addition, Brocade has added multiple new professional service offerings to its solutions portfolio.

Brocade also announced its new HBA product offerings in the Server Connectivity market in fiscal year 2008. The HBA product offerings represent Brocade’s entry into a new market, which involves a number of risks. Market adoption of Brocade’s HBA product offerings is still early in the acceptance process and remains to be determined. While Brocade recently announced the general availability of its initial internally developed HBA products, Brocade’s HBA products are still going through the qualification process with certain partners. Also, Brocade’s HBA products may be subject to greater than anticipated pricing volatility, and there may be pricing competition from companies already established in the HBA product market. Failure to obtain appropriate pricing could negatively affect market adoption and Brocade’s ability to realize the full benefits from the substantial investments it has made and plans to continue to make in HBA products.

Part of Brocade’s growth strategy is to derive competitive advantage and drive incremental revenue growth through such investments. As a result, Brocade believes these new markets could substantially increase its total available market opportunities. Brocade cannot, however, be certain that it has accurately identified and estimated these market opportunities. Moreover, Brocade’s new strategic offerings may not achieve market acceptance or Brocade may not realize the full benefits from the substantial investments it has made and plans to continue to make. Brocade may also have only limited experience in these new markets given that such markets are adjacent or parallel to Brocade’s core market. As a result, Brocade may not be able to successfully penetrate or realize anticipated revenue from these new potential market opportunities. Brocade also faces greater challenges in accurately forecasting its revenue and margin with respect to these market opportunities.

Developing new offerings also requires significant upfront investments that may not result in revenue for an extended period of time, if at all. As Brocade seeks to diversify its product and service offerings into market segments such as HBAs and File Management solutions, Brocade expects to incur significant costs and expenses for product development, sales, marketing and customer services, most of which are fixed in the short-term or incurred in advance of receipt of corresponding revenue. In addition, these investments have caused, and will likely continue to result in, higher operating expenses, and if they are not successful, Brocade’s operating income and operating margin will likely deteriorate. These new offerings may also involve costs and revenue structures that are different from those experienced in Brocade’s historical business, which could negatively impact Brocade’s operating results.

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

The data center networking markets continue to be very competitive as new products, services and technologies are introduced by existing competitors and as new competitors enter these markets. Increased competition in the past has resulted in greater pricing pressure and reduced sales, margins, profits and market share. For example, Brocade expects to experience increased competition in future periods as other companies develop and introduce 8 Gigabit or other products that are intended to compete with Brocade’s new 8 Gigabit products. Moreover, new competitive products could be based on existing technologies or new technologies that may or may not be compatible with Brocade’s storage network technology and new data center architecture. While new technologies such as Fibre Channel over Ethernet and non-Fibre Channel based emerging products utilizing Gigabit Ethernet, 10 Gigabit Ethernet, InfiniBand, or iSCSI represent future opportunities for further establishing or expanding Brocade’s market presence, they also could be disruptive to Brocade’s business if Brocade is not able to develop products that compete effectively.

In addition to competing technology solutions, Brocade faces significant competition from providers of Fibre Channel switching products for interconnecting servers and storage. These principal competitors include Cisco Systems, Inc. and QLogic Corporation. Brocade also faces other competitors in markets adjacent to the SAN market, such as Cisco and F5 Networks, Inc. in the File Management market and QLogic and Emulex in the Server Connectivity or HBA market. New competitors are likely to emerge from the existing Ethernet networking companies in the market as the FCoE standard becomes finalized and is introduced to the market. These competitors are likely to use emerging technologies and alternate routes-to-market (outside of Brocade’s traditional OEM channels) to compete with Brocade. In addition, Brocade’s OEM partners, who also have relationships with some of Brocade’s current competitors, could become new competitors by developing and introducing products that compete with Brocade’s product offerings, by choosing to sell Brocade’s competitors’ products instead of Brocade’s products, or by offering preferred pricing or promotions on Brocade’s competitors’ products. Competitive pressure will likely intensify as Brocade’s industry experiences further consolidation in connection with acquisitions by Brocade, its competitors and its OEM partners.

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

Brocade depends on recurring purchases from a limited number of large OEM partners for a substantial portion of its revenues. As a result, these large OEM partners have a significant influence on Brocade’s quarterly and annual financial results. For fiscal years 2008, 2007 and 2006, the same three customers each represented ten percent or more of Brocade’s total net revenues for a combined total of 65%, 68% and 73%, respectively. Brocade’s agreements with its OEM partners are typically cancelable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. Brocade’s OEM partners could also elect to reduce, or rebalance, the amount they purchase from Brocade and increase the amount purchased from Brocade’s competitors. Brocade anticipates that its revenues and operating results will continue to depend on sales to a relatively small number of OEM partners. The loss of any one significant OEM partner, or a decrease in the level of sales to any one significant OEM partner, or unsuccessful quarterly negotiation on key terms, conditions or timing of purchase orders placed during a quarter, would likely cause serious harm to Brocade’s business and financial results.

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

Brocade’s OEM partners evaluate and qualify Brocade’s products for a limited time period before they begin to market and sell them. Assisting Brocade’s OEM partners through the evaluation process requires significant sales, marketing and engineering management efforts on Brocade’s part, particularly if Brocade’s products are being qualified with multiple distribution partners at the same time. In addition, once Brocade’s products have been qualified, its customer agreements have no minimum purchase commitments. Brocade may not be able to effectively maintain or expand its distribution channels, manage distribution relationships successfully, or market its products through distribution partners. Brocade must continually assess, anticipate and respond to the needs of its distribution partners and their customers, and ensure that its products integrate with their solutions. Brocade’s failure to successfully manage its distribution relationships or the failure of its distribution partners to sell Brocade’s products could reduce Brocade’s revenues significantly. In addition, Brocade’s ability to respond to the needs of its distribution partners in the future may depend on third-parties producing complementary products and applications for Brocade’s products. If Brocade fails to respond successfully to the needs of these groups, its business and financial results could be harmed.

Brocade’s failure to successfully manage the transition between its new products and its older products may adversely affect Brocade’s financial results.

As Brocade introduces new or enhanced products, Brocade must successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. When Brocade introduces new or enhanced products, such as new products based on the recently introduced 8 Gigabit technology, Brocade faces numerous risks relating to product transitions, including the inability to accurately forecast demand, address new or higher product cost structures, and manage different sales and support requirements due to the type or complexity of the new products. In addition, any customer uncertainty regarding the timeline for rolling out new products or Brocade’s plans for future support of existing products, may negatively impact customer purchase decisions.

Failure to manage expansion effectively could seriously harm Brocade’s business, financial condition and prospects.

Brocade continues to increase the scope of its operations domestically and internationally as a result of its expanded product and service offerings and acquisitions of other companies or businesses. In November 2007, Brocade announced that it reorganized its management structure to provide more dedicated focus on the Company’s growth opportunities, as well as allow the Company to more easily accommodate and assimilate future acquisitions and new business initiatives. The new structure is organized around four distinct business units, each with its own general manager. Brocade’s ability to successfully implement its business plan, develop and offer products, and manage expansion in a rapidly evolving market requires a comprehensive and effective planning and management process. Moreover, Brocade’s growth in business and relationships with customers and other third-parties has placed, and will continue to place, a significant strain on management systems, employees, resources, intercompany communications and coordination, and may lead to increased costs. Failure to maintain and continue to improve upon Brocade’s operational, managerial and financial controls, reporting systems, processes and procedures and/or Brocade’s failure to continue to expand, train and manage its workforce worldwide, or control increased costs of its efforts to manage expansion could seriously harm Brocade’s business and financial results. In November 2008, Brocade restructured one of its four business units dedicated to the File Management market and therefore any anticipated revenues or financial results may be adversely affected. In addition, Brocade recently opened a new manufacturing facility in Eastern Europe. The anticipated benefits of this new facility may not be realized, and Brocade may not recover the costs of this new facility if the growth in Brocade’s products, sales and marketing falls below its expectations.

The failure to accurately forecast demand for Brocade’s products or the failure to successfully manage the production of Brocade’s products could negatively affect the supply of key components for Brocade’s products and Brocade’s ability to manufacture and sell Brocade’s products.

Brocade provides product forecasts to its contract manufacturers and places purchase orders with them in advance of the scheduled delivery of products to Brocade’s customers. Moreover, in preparing sales and demand forecasts, Brocade relies largely on input from its OEM partners. Therefore, if Brocade or its OEM partners are unable to accurately forecast demand, or if Brocade fails to effectively communicate with its distribution partners about end-user demand or other time-sensitive information, the sales and demand forecasts may not reflect the most accurate, up-to-date information. If these forecasts are inaccurate, Brocade may be unable to obtain adequate manufacturing capacity from its contract manufacturers to meet customers’ delivery requirements or Brocade may accumulate excess inventories. Furthermore, Brocade may not be able to identify forecast discrepancies until late in its fiscal quarter. Consequently, Brocade may not be able to make adjustments to its business model. If Brocade is unable to obtain adequate manufacturing capacity from its contract manufacturers, if Brocade accumulates excess inventories, or if Brocade is unable to make necessary adjustments to Brocade’s business model, revenue may be delayed or even lost to Brocade’s competitors and Brocade’s business and financial results may be harmed. In addition, Brocade may experience higher fixed costs as it expands its contract manufacturer capabilities and thus be less able to react quickly if demand suddenly decreases.

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

In addition, although the purchase orders placed with Brocade’s contract manufacturers are cancelable, in certain circumstances Brocade could be required to purchase certain unused material not returnable, usable by, or sold to other customers if Brocade cancels any of Brocade’s orders. This purchase commitment exposure is particularly high in periods of new product introductions and product transitions. If Brocade is required to purchase unused material from Brocade’s contract manufacturers, Brocade would incur unanticipated expenses and Brocade’s business and financial results could be negatively affected.

The prices of Brocade’s products have declined in the past and Brocade expects the price of Brocade’s products to continue to decline, which could reduce Brocade’s revenues, gross margins and profitability.

The average selling price for Brocade’s products has declined in the past and Brocade expects it to continue to decline in the future as a result of changes in product mix, competitive pricing pressure, increased sales discounts, new product introductions by Brocade or Brocade’s competitors, the entrance of new competitors and other factors. For example, while the pricing environment for the past several quarters has been more favorable than historical levels, price declines may increase as competitors ramp up product releases that compete with Brocade’s products. If Brocade is unable to offset any negative impact that changes in product mix, competitive pricing pressures, increased sales discounts, enhanced marketing programs, new product introductions by Brocade or Brocade’s competitors, or other factors may have on it by increasing the volume of products shipped or reducing product manufacturing cost, Brocade’s total revenues and gross margins will be negatively impacted.

In addition, to maintain Brocade’s gross margins, Brocade must maintain or increase the number of products shipped, develop and introduce new products and product enhancements, and continue to reduce the manufacturing cost of Brocade’s products. While Brocade has successfully reduced the cost of manufacturing Brocade’s products in the past, Brocade may not be able to continue to reduce cost of production at historical rates. Moreover, most of Brocade’s expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, Brocade may not be able to decrease its spending quickly enough or in sufficient amounts to offset any unexpected shortfall in revenues. If this occurs, Brocade could incur losses and Brocade’s operating results and gross margins could be below expectations. Additionally, increased costs resulting from higher than anticipated oil prices and the volatility of the value of the U.S. dollar may affect the costs of components used in Brocade’s products and negatively affect Brocade’s gross margins.

Brocade is dependent on sole source and limited source suppliers for certain key components, the loss of which may significantly impact results of operations.

Brocade purchases certain key components used in the manufacture of its products from single or limited sources. Brocade purchases specific ASICs from a single source, and Brocade purchases microprocessors, certain connectors, small form-factor pluggable transceivers, logic chips, power supplies and programmable logic devices from limited sources. Brocade also licenses certain third-party software that is incorporated into Brocade’s operating system software and other software products. If Brocade is unable to obtain these and other components when required or if Brocade experiences significant component defects, Brocade may not be able to deliver Brocade’s products to Brocade’s customers in a timely manner. As a result, Brocade’s business and financial results could be harmed.

In addition, the loss of any of Brocade’s major third-party contract manufacturers could significantly impact Brocade’s ability to produce its products for an indefinite period of time. Qualifying a new contract manufacturer and commencing volume production is typically a lengthy and expensive process. If Brocade is required to change its contract manufacturer or if its contract manufacturer experiences delays, disruptions, capacity constraints, component parts shortages or quality control problems in its manufacturing operations, shipment of Brocade’s products to Brocade’s customers could be delayed and result in loss of revenues and Brocade’s competitive position and relationship with customers could be harmed.

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

On May 30, 2008, Brocade reached an agreement in principle with the lead plaintiffs to settle the federal securities class action for a payment by Brocade of $160.0 million to the plaintiff class in exchange for the dismissal with prejudice of all claims against all defendants in the litigation. The parties filed final documentation of the settlement with the Court and, after a preliminary approval hearing, the Court granted preliminary approval of the settlement on November 18, 2008. In December 2008, Brocade deposited $160.0 million into an escrow account on behalf of the plaintiff class to be released upon final approval of the proposed settlement by the Federal District Court. The final approval hearing is scheduled for January 23, 2009.

Certain former officers and directors of Brocade are subject to ongoing actions by the SEC, the Department of Justice (“DOJ”), the Company and others, which have required, and may continue to require, a significant amount of legal expense pursuant to indemnification obligations of Brocade, which could adversely affect Brocade’s results of operations and cash flows.

Although Brocade reached a settlement in May 2007 with the SEC regarding the previously disclosed SEC investigation of Brocade’s historical stock option granting practices, the SEC, DOJ and various other third-parties are continuing to investigate and pursue actions against certain former executive officers of Brocade. In addition, in August 2008, the Special Litigation Committee of Brocade’s Board of Directors filed a complaint against certain former officers and directors on behalf of Brocade, asserting claims arising from the 2005 internal reviews and related restatements described above. While those actions are targeted against certain former officers and directors and not Brocade, Brocade has certain indemnification obligations to such former officers and directors for, among other things, the advancement of legal expenses incurred in connection with such actions, which have required, and may continue to require, a significant amount of expense to Brocade. Whether Brocade may be entitled to recoup all or a portion of the expenses advanced by Brocade on behalf of such former officers and directors or recover any losses resulting from certain actions of such former officers and directors is complex and may be affected by, among other things, various state laws, the interpretation of indemnification agreements and the collectability of any such amounts.

If Brocade loses key personnel or is unable to hire additional qualified personnel, Brocade’s business may be harmed.

Brocade’s success depends, to a significant degree, upon the continued contributions of key management, engineering, sales and other personnel, many of whom would be difficult to replace. Brocade believes its future success will also depend, in large part, upon Brocade’s ability to attract and retain highly skilled managerial, engineering, sales and other personnel, and on the ability of management to operate effectively, both individually and as a group, in geographically disparate locations. There is only a limited number of qualified personnel in the applicable market and competition for such employees is fierce. Brocade has experienced difficulty in hiring qualified personnel in areas such as application-specific integrated circuits, software, system and test, sales, marketing, service, key management and customer support. In addition, Brocade’s past reductions in force could potentially make attracting and retaining qualified employees more difficult in the future. Brocade’s ability to hire qualified personnel may also be negatively impacted by Brocade’s lawsuits relating to its historical stock option granting practices and related media coverage, as well as Brocade’s fluctuating stock price. Brocade’s ability to retain qualified personnel may also be affected by future acquisitions, such as the acquisition of Foundry, which may cause uncertainty and loss of key personnel. The loss of the services of any of Brocade’s key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of Brocade’s products or services, and negatively affect Brocade’s ability to sell its products or services.

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

Brocade may not realize the anticipated benefits in connection with its recent purchase of real estate and plans to develop and construct office buildings, which could disrupt its business and negatively impact its financial performance.

Brocade’s recent purchase of real estate in San Jose, California and its commitment to build a new campus of several buildings on that real estate constitute a substantial investment. Brocade may not realize the anticipated benefits with respect to the purchase and development of such property. To the extent Brocade’s growth is substantially less than its estimates, resulting in excess space, Brocade may not be able to sublease the excess space on commercially reasonable terms, or at all. Additionally, the development, construction and maintenance of the new campus may result in unexpected costs or delays, which could negatively impact its financial position. Moreover, any delays in the development or construction of the new campus could also suspend Brocade’s ability to move into the new campus on a timely basis and, as a result, disrupt Brocade’s business.

Brocade may not realize the anticipated benefits of past or future acquisitions and strategic investments, and integration of acquired companies or technologies may negatively impact Brocade’s business.

Brocade has in the past acquired, or made strategic investments in, other companies, products or technologies, and Brocade expects to make additional acquisitions and strategic investments in the future. Examples of recent acquisitions include Strategic Business Systems, Inc. in March 2008, McDATA Corporation in January 2007 and NuView, Inc. in March 2006. In addition to the risks related to the anticipated acquisition of Foundry that are described above in “Risk Factors Related to the Proposed Acquisition of Foundry Networks, Inc. and the Combined Company,” Brocade may not realize the anticipated benefits of the acquisition of Foundry or any other acquisitions or strategic investments, which involve numerous risks, including:

•	difficulties in successfully integrating the acquired businesses;

•	revenue attrition in excess of anticipated levels if existing customers alter or reduce their historical buying patterns;

•	unanticipated costs, litigation and other contingent liabilities;

•	diversion of management’s attention from Brocade’s daily operations and business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering into markets in which Brocade has limited or no prior experience;

•	potential loss of key employees;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	failure to successfully manage additional remote locations, including the additional infrastructure and resources necessary to support and integrate such locations;

•	assumption or incurrence of debt and contingent liabilities and related obligations to service such liabilities and Brocade’s ability to satisfy financial and other negative operating covenants;

•	additional costs such as increased costs of manufacturing and service costs, costs associated with excess or obsolete inventory, costs of employee redeployment, relocation and retention, including salary increases or bonuses, accelerated amortization of deferred equity compensation and severance payments, reorganization or closure of facilities, taxes, advisor and professional fees, and termination of contracts that provide redundant or conflicting services;

•	incurrence of significant exit charges if products acquired in business combinations are unsuccessful;

•	incurrence of acquisition-related costs or amortization costs for acquired intangible assets that could impact Brocade’s operating results;

•	potential write-down of goodwill and/or acquired intangible assets, which are subject to impairment testing on a regular basis, and could significantly impact Brocade’s operating results; and

•	dilution of the percentage of Brocade’s stockholders to the extent equity is used as consideration or option plans are assumed.

If Brocade is not able to successfully integrate businesses, products, technologies or personnel that Brocade acquires, or to realize expected benefits of Brocade’s acquisitions or strategic investments, Brocade’s business and financial results would be adversely affected.

Changes in industry structure and market conditions could lead to charges related to discontinuances of certain of Brocade’s products or businesses and asset impairments.

In response to changes in industry and market conditions, Brocade may be required to realign its resources strategically and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in, or dispose of, or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third-parties who were resellers or users of discontinued products. Brocade’s estimates with respect to the useful life or ultimate recoverability of Brocade’s carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Further, Brocade’s estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, Brocade is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings.

Brocade’s business is subject to cyclical fluctuations and uneven sales patterns, which make predicting results of operations difficult.

Many of Brocade’s OEM partners experience uneven sales patterns in their businesses due to the cyclical nature of information technology spending. For example, some of Brocade’s partners close a disproportionate percentage of their sales transactions in the last month, weeks and days of each fiscal quarter, and other partners experience spikes in sales during the fourth calendar quarter of each year. Because the majority of Brocade’s sales are derived from a small number of OEM partners, when they experience seasonality, Brocade typically experiences similar seasonality. Historically, Brocade’s first and fourth fiscal quarters are seasonally stronger quarters than its second and third fiscal quarters. In addition, Brocade has experienced quarters where uneven sales patterns of Brocade’s OEM partners have resulted in a significant portion of Brocade’s revenue occurring in the last month of Brocade’s fiscal quarter. This exposes Brocade to additional inventory risk as it has to order products in anticipation of expected future orders and additional sales risk if Brocade is unable to fulfill unanticipated demand. Brocade is not able to predict the degree to which the seasonality and uneven sales patterns of Brocade’s OEM partners or other customers will affect Brocade’s business in the future, particularly as Brocade releases new products.

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

Networking products frequently contain undetected software or hardware errors, or bugs, when first introduced or as new versions are released. Brocade’s products are becoming increasingly complex and, particularly as Brocade continues to expand Brocade’s product portfolio to include software-centric products, including software licensed from third-parties, errors may be found from time to time in Brocade’s products. In addition, through its acquisitions, Brocade has assumed, and may in the future assume, products previously developed by an acquired company that may not have been through the same product development, testing and quality control processes typically used for products developed internally by Brocade, and may have known or undetected errors. Some types of errors also may not be detected until the product is installed in a heavy production or user environment. In addition, Brocade’s products are often combined with other products, including software, from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause Brocade to incur significant warranty and repair costs, divert the attention of engineering personnel from product development efforts, and cause significant customer relations problems. Moreover, the occurrence of hardware and software errors, whether caused by another vendor’s storage network and data management products or Brocade’s, could delay market acceptance of Brocade’s new products.

Brocade is subject to environmental regulations that could have a material adverse effect on Brocade’s business.

Brocade is subject to various environmental and other regulations governing product safety, materials usage, packaging and other environmental impacts in the various countries where Brocade’s products are sold. For example, many of Brocade’s products are subject to laws and regulations that restrict the use of lead, mercury, hexavalent chromium, cadmium and other substances, and require producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of Brocade’s products when they have reached the end of their useful life. For example, in Europe, substance restrictions apply to products sold, and certain of Brocade’s OEM partners require compliance with these or more stringent requirements. In addition, recycling, labeling, financing and related requirements apply to products Brocade sells in Europe. China has also enacted similar legislation with similar requirements for Brocade’s products or its OEM partners. Despite Brocade’s efforts to ensure that Brocade’s products comply with new and emerging requirements, Brocade cannot provide absolute assurance that its products will, in all cases, comply with such requirements. If Brocade’s products do not comply with the substance restrictions under local environmental laws, Brocade could become subject to fines, civil or criminal sanctions and contract damage claims. In addition, Brocade could be prohibited from shipping non-compliant products into one or more jurisdictions and required to recall and replace any non-compliant products already shipped, which would disrupt Brocade’s ability to ship products and result in reduced revenue, increased obsolete or excess inventories and harm to Brocade’s business and customer relationships. Brocade’s suppliers may also fail to provide it with compliant materials, parts and components despite Brocade’s requirement to them to provide compliant materials, parts and components, which could impact Brocade’s ability to timely produce compliant products and, accordingly, could disrupt Brocade’s business.

Brocade’s future operating expenses may be adversely affected by changes in Brocade’s stock price.

A portion of Brocade’s outstanding stock options and restricted stock units are subject to variable accounting. Under variable accounting, Brocade is required to remeasure the value of certain options and other equity awards, and the corresponding compensation expense, at the end of each reporting period until the option is exercised, cancelled or expires unexercised, or the restricted stock unit vests or is cancelled. As a result, the stock-based compensation expense Brocade recognizes in any given period can vary substantially due to changes in the market value of Brocade’s common stock. Volatility associated with stock price movements has resulted in compensation benefit when Brocade’s stock price has declined and compensation expense when Brocade’s stock price has increased. For example, the market value of Brocade’s common stock at the end of the second fiscal quarter of 2008 and the fourth fiscal quarter of 2008 was $7.30 and $3.09 per share, respectively. Accordingly, stock-based compensation expense (benefit) for these options was $0.6 million for the second fiscal quarter of 2008 and $(0.7) million for the fourth fiscal quarter of 2008. Brocade is unable to predict the future market value of Brocade’s common stock and therefore is unable to predict the compensation expense or benefit that Brocade will record in future periods.

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

In addition, international political instability may halt or hinder Brocade’s ability to do business and may increase Brocade’s costs. Various events, including the occurrence or threat of terrorist attacks, increased national security measures in the United States and other countries, and military action and armed conflicts, may suddenly increase international tensions. In addition, concerns about other international crises, such as potential pandemics, may have an adverse effect on the world economy and could adversely affect Brocade’s business operations or the operations of Brocade’s OEM partners, contract manufacturers and suppliers.

To date, no material amount of Brocade’s international revenues and cost of revenues have been denominated in foreign currencies. As a result, an increase in the value of the United States dollar relative to foreign currencies could make Brocade’s products more expensive and, thus, not competitively priced in foreign markets. Additionally, a decrease in the value of the United States dollar relative to foreign currencies could increase Brocade’s operating costs in foreign locations. In the future, a larger portion of Brocade’s international revenues may be denominated in foreign currencies, which will subject Brocade to additional risks associated with fluctuations in those foreign currencies. In addition, Brocade may be unable to successfully hedge against any such fluctuations.

Brocade relies on licenses from third-parties and the loss or inability to obtain any such license could harm Brocade’s business.

Many of Brocade’s products are designed to include software or other intellectual property licensed from third-parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of Brocade’s products, Brocade believes that, based upon past experience and standard industry practice, such licenses generally could be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all. Brocade’s inability to obtain certain licenses or other rights on favorable terms could have a material adverse effect on Brocade’s business, operating results and financial condition. In addition, if Brocade fails to carefully manage the use of “open source” software in Brocade’s products, Brocade may be required to license key portions of Brocade’s products on a royalty-free basis or expose key parts of source code.

Third-parties may bring infringement claims against Brocade, which could be time-consuming and expensive to defend.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Brocade has in the past been involved in intellectual property-related disputes, including lawsuits with Vixel Corporation and Raytheon Company, and Brocade may be involved in similar disputes in the future to protect Brocade’s intellectual property or as a result of an alleged infringement of the intellectual property of others. Brocade may also inherit intellectual property-related disputes from acquisitions of other companies, products or technologies. In addition, Brocade may be subject to indemnification obligations with respect to infringement of third-party intellectual property rights pursuant to Brocade’s agreements with OEM partners or customers. These claims and any resulting lawsuits could subject Brocade to significant liability for damages and invalidation of proprietary rights. Any such lawsuits, even if ultimately resolved in Brocade’s favor, would likely be time-consuming, expensive to resolve and divert management’s time and attention. Any potential intellectual property dispute also could force Brocade to do one or more of the following:

•	stop selling, incorporating or using products or services that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property a license to the relevant intellectual property, which may require Brocade to pay royalty or license fees, or license Brocade’s intellectual property to such owner, which may not be available on commercially reasonable terms, or at all; and

•	redesign those products or services that use technology that is the subject of an infringement claim.

If Brocade is forced to take any of the foregoing actions, Brocade’s business and results of operations could be materially harmed.

Business interruptions could adversely affect Brocade’s business.

Brocade’s operations and the operations of its suppliers, contract manufacturers and customers are vulnerable to interruptions by fire, earthquake, hurricane, power loss, telecommunications failure and other events beyond Brocade’s control. For example, a substantial portion of Brocade’s facilities, including its corporate headquarters, is located near major earthquake faults. In the event of a major earthquake, Brocade could experience business interruption, destruction of facilities and loss of life. Brocade does not carry earthquake insurance and has not set aside funds or reserves to cover such potential earthquake-related losses. In addition, Brocade’s contract manufacturer has a major facility located in an area that is subject to hurricanes. In the event that a material business interruption occurs that affects Brocade, its suppliers, contract manufacturers or customers, shipments could be delayed and Brocade’s business and financial results could be harmed.

Brocade’s business is subject to increasingly complex corporate governance, public disclosure, accounting and tax requirements that have increased both its costs and the risk of noncompliance.

Brocade is subject to changing rules and regulations of federal and state government as well as the stock exchange on which Brocade’s common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC, the Internal Revenue Service (“IRS”) and NASDAQ, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Brocade is also subject to various rules and regulations of certain foreign jurisdictions, including applicable tax regulations. Brocade’s efforts to comply with these requirements have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Brocade is subject to periodic audits or other reviews by such governmental agencies. For example, in November 2005, Brocade was notified by the IRS that Brocade’s domestic federal income tax return for the year ended October 25, 2003 was subject to audit. In addition, in August 2008, the IRS commenced examination of the income tax returns for the three tax years ended 2004 through 2006. In May 2006, the Franchise Tax Board notified Brocade that its California income tax returns for the years ended October 25, 2003 and October 30, 2004 were subject to audit. All these examination cycles remain open as of October 25, 2008. The SEC also periodically reviews Brocade’s public company filings. Any such examination or review frequently requires management’s time and diversion of internal resources and, in the event of an unfavorable outcome, may result in additional liabilities or adjustments to Brocade’s historical financial results.

In May 2008, the IRS completed its field examination of Brocade’s federal income tax return for the year ended October 25, 2003 and issued a Revenue Agent’s Report. The IRS’ proposed adjustment was offset by approximately $306.0 million of Brocade’s net operating loss carryforwards which resulted in a tax assessment of approximately $6.4 million, excluding penalties and interest. The IRS is contesting Brocade’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries. The IRS may make similar claims against Brocade’s transfer pricing arrangements in future examinations. In June 2008, Brocade filed a protest with the Appeals Office of the IRS to seek resolution of the issues. Audits by the IRS are subject to inherent uncertainties and an unfavorable outcome could occur, such as fines or penalties. The occurrence of an unfavorable outcome in any specific period could have a material adverse affect on Brocade’s results of operations for that period or future periods. The expense of defending and resolving such an audit may be significant. The amount of time to resolve an audit is unpredictable and defending Brocade may divert management’s attention from the day-to-day operations of Brocade’s business, which could adversely affect Brocade’s business.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Brocade’s principal administrative, sales, marketing, education, customer support, and research and development facilities are located in approximately 405,000 square feet in San Jose, California. Additional administrative and research and development facilities are located in approximately 330,000 square feet, in aggregate, in Santa Clara, California, Broomfield, Colorado and Plymouth, Minnesota. Approximately 373,000 square feet of such space is leased and 362,000 square feet is owned. We believe that our existing properties, including both owned and leased, are in good condition and are suitable for the conduct of our business. We also productively utilized the majority of the space in our facilities.

Brocade’s leased properties have expirations between April and August 2010. In addition to the noted facilities, Brocade leases administrative, sales and marketing office space in various locations to serve our customers throughout the world. On May 23, 2008, the Company purchased property located in San Jose, California, which consists of three unimproved building parcels that are entitled for approximately 562,000 square feet of space in three buildings. In connection with the purchase, Brocade also engaged a third party as development manager to manage the development and construction of improvements on the property that will serve as the Company’s headquarters. The Company plans to develop the land through June 2010 and finance the purchase and the development through operating cash flows.

As indicated above, we have four operating units: DCI, SES, S3 and Files. Due to the interrelation of these segments, these segments use substantially all of the properties at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments.

Item 3.	Legal Proceedings

The information set forth in Note 9 (see “Legal Proceedings” of Note 9) of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” Prior to our initial public offering on May 24, 1999, there was no public market for our common stock. Information regarding the high and low closing sales prices per share of our common stock as reported on the NASDAQ Global Select Market is set forth in “Quarterly Summary” in Part II, Item 8 of this Form 10-K.

According to records of our transfer agent, we had 1,036 stockholders of record as of December 5, 2008 and we believe there is a substantially greater number of beneficial holders. We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future.

There were no unregistered sales of equity securities during the three fiscal years ended October 25, 2008. Information with respect to securities authorized for issuance under equity compensation plans is set forth in Note 12 (see “Equity Compensation Plan Information” of Note 12) of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Issuer Purchases of Equity Securities

The following table summarizes share repurchase activity for the three months ended October 25, 2008 (in thousands, except per share amounts):

			Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased	of Shares that
	Total		as Part of	May Yet be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased(1)	per Share(1)	Program(2)	Program(2)

July 27, 2008 — August 23, 2008	—	$—	—	$414,140
August 24, 2008 — September 20, 2008	—	$—	—	$414,140
September 21, 2008 — October 25, 2008	—	$—	—	$414,140

Total	—	$—	—	$414,140

(1)	The total number of shares repurchased includes those shares of Brocade common stock that employees deliver back to Brocade to satisfy tax-withholding obligations that arise upon the vesting of restricted stock or upon termination of the employee and the forfeiture of restricted awards.

(2)	On January 29, 2007, the Company announced the authorization of $200 million for share repurchases, which is in addition to the $52.7 million remaining under the previously announced $100 million share repurchase program approved by our Board of Directors in August 2004. In addition, the Company announced on November 29, 2007 that an additional $500 million had been authorized for repurchase of the Company’s common stock. The purchases were made, from time to time, in the open market or by privately negotiated transactions and were funded from available working capital. The Company has also entered into a written plan for the automatic repurchase of its securities in accordance with Section 10b5-1 of the Securities Exchange Act of 1934 as part of its share repurchase program with an expiration date of April 25, 2009. The number of shares purchased and the timing of purchases were based on the level of the Company’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities. During the third fiscal quarter of 2008, the Company suspended its share repurchase program due to the pending Foundry acquisition. The Company also plans to prioritize its use of cash for debt repayment following the expected close of the Foundry acquisition.

Stock Performance Graph

The graph below shows a comparison for the period commencing on October 25, 2003 and ending on October 25, 2008 of the annual percentage change in the cumulative total stockholder return for Brocade common stock, assuming the investment of $100.00 on October 25, 2003, with the cumulative total returns for the NASDAQ Composite Index, the NASDAQ Computer Index and the SIC Code 3577 Index, assuming the investment of $100.00 on October 31, 2003. The stockholder returns over the indicated period below are weighted based on market capitalization at the beginning of each measurement point and are not indicative of, or intended to forecast, future performance of our common stock. Data for the NASDAQ Composite Index, the NASDAQ Computer Index and the SIC Code 3577 Index assume reinvestment of dividends. We have never declared or paid dividends on our common stock and have no present plans to do so.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Brocade Communications Systems, Inc., The NASDAQ Composite Index,
The NASDAQ Computer Index And SIC Code 3577 (Computer Peripherals)

*	$100 invested on 10/25/03 in stock & 10/31/03 in index-including reinvestment of dividends.
Indexes calculated on month-end basis.

	Cumulative Total Returns
	October 25,	October 30,	October 29,	October 28,	October 27,	October 25,
	2003	2004	2005	2006	2007	2008
Brocade Communications Systems, Inc.	100.00	112.08	59.43	139.15	149.39	51.01

NASDAQ Composite Index	100.00	103.83	112.24	127.86	155.38	90.90

NASDAQ Computer Index	100.00	95.22	103.26	114.86	148.63	83.67

SIC Code 3577 (Computer Peripherals)	100.00	100.17	87.54	113.05	152.04	77.06

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Annual Report on Form 10-K.

The consolidated statements of income data set forth below for the fiscal year ended October 25, 2008, October 27, 2007 and October 28, 2006, and the consolidated balance sheet data as of October 25, 2008 and October 27, 2007, are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal year ended October 29, 2005 and October 30, 2004, and the consolidated balance sheet data as of October 28, 2006, October 29, 2005 and October 30, 2004, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The information set forth below is not necessarily indicative of our future financial condition or results of operations.

	Fiscal Year Ended
	October 25,	October 27,	October 28,	October 29,	October 30,
	2008(1)	2007(2)	2006(3)	2005(4)	2004(5)
	(In thousands, except per share amounts)

Consolidated Statements of Operations Data:
Net revenues	$1,466,937	$1,236,863	$750,592	$574,120	$596,265
Cost of revenues	606,565	575,451	305,184	251,161	268,974

Gross margin	860,372	661,412	445,408	322,959	327,291

Operating expenses (benefits):
Research and development	255,571	213,311	164,843	132,448	142,535
Sales and marketing	274,311	211,168	139,434	101,202	102,445
General and administrative	58,172	46,980	31,089	25,189	24,593
Legal fees associated with indemnification obligations, SEC investigation and other related costs, net	48,673	46,257	13,654	14,027	—
Provision for class action lawsuit	160,000	—	—	—	—
Provision for SEC settlement	—	—	7,000	—	—
Amortization of intangible assets	31,484	24,719	2,294	—	—
Acquisition and integration costs	682	19,354	9,646	—	—
Restructuring costs and facilities lease losses (benefits), net	2,731	—	3,775	(670)	84,557
Settlement of an acquisition-related claim	—	—	—	—	6,943
In-process research and development	—	—	—	7,784	—

Total operating expenses	831,624	561,789	371,735	279,980	361,073

Income (loss) from operations	28,748	99,623	73,673	42,979	(33,782)
Interest and other income, net	26,867	38,501	29,098	22,656	18,786
Interest expense	(10,068)	(6,414)	(7,082)	(7,693)	(10,677)
Gain on repurchases of convertible subordinated debt	—	—	—	2,318	5,613
Gain (loss) on sale of investments, net	(6,874)	13,205	2,663	(5,062)	436
Loss on impairment of portfolio investments	(8,751)	—	—	—	—

	Fiscal Year Ended
	October 25,	October 27,	October 28,	October 29,	October 30,
	2008(1)	2007(2)	2006(3)	2005(4)	2004(5)
	(In thousands, except per share amounts)

Income (loss) before provision for income taxes	29,922	144,915	98,352	55,198	(19,624)
Income tax provision (benefit)	(137,148)	68,043	30,723	12,077	14,070

Net income (loss)	$167,070	$76,872	$67,629	$43,121	$(33,694)

Net income (loss) per share — basic	$0.45	$0.21	$0.25	$0.16	$(0.13)

Net income (loss) per share — diluted	$0.43	$0.21	$0.25	$0.16	$(0.13)

Shares used in per share calculation — basic	375,303	362,070	269,602	268,176	260,446

Shares used in per share calculation — diluted	394,703	377,558	274,142	270,260	260,446

Consolidated Balance Sheet Data:
Cash, cash equivalents, investments, and marketable equity securities	$820,125	$793,330	$582,554	$764,402	$736,908
Working capital(6)	239,700	502,499	428,233	317,819	434,162
Total assets	3,298,648	1,930,100	900,718	981,730	987,382
Non-current liabilities associated with facilities lease losses	15,007	25,742	11,105	12,481	16,799
Term loan, current and long-term portion	1,055,005	—	—	—	—
Convertible subordinated debt	169,660	167,498	—	278,883	352,279
Total stockholders’ equity	1,282,240	1,266,658	616,230	508,847	445,652

We report our fiscal year on a 52/53-week period ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. As a result, our fiscal year 2004 is a 53-week fiscal year, with the second quarter including one extra week and is 14 weeks in length. Fiscal years 2008, 2007, 2006 and 2005 are all 52-week fiscal years.

(1)	The fiscal year ended October 25, 2008 includes the impact of the release of the valuation allowance of deferred tax assets which resulted in a tax benefit of $174.4 million during the year ended October 25, 2008 (see Note 13, “Income Taxes,” of the Notes to Consolidated Financial Statements). The fiscal year ended October 25, 2008 also includes the provision for a class action lawsuit of $160.0 million relating to a preliminary settlement reached between Brocade and the lead plaintiffs for the federal securities class action on May 30, 2008. In addition, in the fiscal year ended October 25, 2008, we recorded a $6.9 million net loss on investments primarily due to the sale of our equity investment in a publicly traded company (see Note 16, “Gain (Loss) on Sale of Investments, net, and Loss on Impairment of Portfolio Investments,” of the Notes to Consolidated Financial Statements). The fiscal year ended October 25, 2008 also includes net legal fees associated with applicable indemnification obligations and other related costs of $48.7 million. The fiscal year ended October 25, 2008 includes the impact of restructuring costs of $3.3 million related to the restructuring of the Files business to better align the cost structure with revenue performance during the three months ended October 25, 2008. In addition, during the year ended October 25, 2008, we recorded a benefit of $0.6 million related to estimated facilities lease losses, net of expected sublease income (see Note 5, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Consolidated Financial Statements). Moreover, we recorded acquisition and integration costs for a total of $0.7 million related to the acquisition of Foundry.

(2)	The fiscal year ended October 27, 2007 includes the impact of the acquisition of McDATA, which was completed in the second fiscal quarter (see Note 3, “Acquisitions,” of the Notes to Consolidated Financial

Statements). In addition, in the fiscal year ended October 27, 2007, we recorded a $13.2 million net gain on investments on the disposition of portfolio investments primarily associated with marketable strategic investments at amounts above the carrying value (see Note 16, “Gain (Loss) on Sale of Investments, net, and Loss on Impairment of Portfolio Investments,” of the Notes to Consolidated Financial Statements). The fiscal year ended October 27, 2007 also includes net legal fees associated with applicable indemnification obligations, SEC investigation and other related costs of $46.3 million. Further, during the first fiscal quarter of 2006, we began active settlement discussions with the SEC’s Division of Enforcement regarding our financial restatements related to stock option accounting. As a result of these discussions, we recorded a provision of $7.0 million for an estimated settlement expense in the fiscal year ended October 28, 2006. On May 31, 2007, the offer of settlement was approved by the SEC’s Commissioners. On August 27, 2007, final judgment approving the settlement was entered by the United States District Court for the Northern District of California and the $7.0 million settlement amount was released to the SEC. Moreover, we recorded acquisition and integration costs for a total of $19.4 million related to the acquisition of McDATA.

(3)	The fiscal year ended October 28, 2006 includes the impact of the acquisition of NuView, Inc., which was completed in the second fiscal quarter (see Note 3, “Acquisitions,” of the Notes to Consolidated Financial Statements). In addition, in the fiscal year ended October 28, 2006, we recorded a $2.7 million net gain on investments on the disposition of portfolio investments primarily associated with non-marketable investments (see Note 16, “Gain (Loss) on Sale of Investments, net, and Loss on Impairment of Portfolio Investments,” of the Notes to Consolidated Financial Statements). The fiscal year ended October 28, 2006 also includes net legal fees associated with applicable indemnification obligations, SEC investigation and other related costs of $13.7 million. Further, during the first fiscal quarter, we began active settlement discussions with the SEC’s Division of Enforcement regarding our financial restatements related to stock option accounting. As a result of these discussions, we recorded a provision of $7.0 million for an estimated settlement expense. During the second fiscal quarter, we recorded a charge of $3.8 million related to estimated facilities lease losses, net of expected sublease income (see Note 5, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Consolidated Financial Statements). Moreover, during the fourth fiscal quarter, we recorded acquisition and integration costs for a total of $9.6 million related to prior acquisitions and the potential acquisition of McDATA.

(4)	The fiscal year ended October 29, 2005 includes the impact of the acquisition of Therion Software Corporation (“Therion”), which was completed in the third fiscal quarter. In connection with our acquisition of Therion, we recorded in-process research and development expense of $7.8 million. The fiscal year ended October 29, 2005 also includes Audit Committee internal review and net SEC investigation costs of $14.0 million. In January 2005, we announced that our Audit Committee completed an internal review regarding historical stock option granting practices. Following the January 2005 Audit Committee internal review, on May 16, 2005, we announced that additional information came to our attention that indicated that certain guidelines regarding stock option granting practices were not followed and our Audit Committee had commenced an internal review of our stock option accounting focusing on leaves of absence and transition and advisory roles. Our Audit Committee review was completed in November 2005. In addition, in the fiscal year ended October 29, 2005, we recorded a $5.1 million net loss on investments on the disposition of portfolio investments primarily associated with the defeasance of the indenture agreement relating to our 2% convertible notes. We also recorded a total of $2.3 million gain on repurchases of convertible subordinated debt.

(5)	The fiscal year ended October 30, 2004 includes the impact of restructuring costs of $9.0 million related to a restructuring plan implemented during the three months ended May 1, 2004. The fiscal year ended October 30, 2004 also includes a net lease termination charge of $75.6 million. During the three months ended January 24, 2004, we purchased a previously leased building located near our San Jose headquarters for $106.8 million in cash. The $106.8 million consisted of $30.0 million for the purchase of land and a building and $76.8 million for a lease termination fee. In addition, in the fiscal year ended October 30, 2004, we recorded a $6.9 million charge in settlement of a claim relating to our acquisition of Rhapsody Networks, Inc. We also recorded a total of $5.6 million gain on repurchases of convertible subordinated debt.

(6)	The calculation of working capital for the fiscal year ended October 25, 2008 also includes the current portion of the term loan of $43.6 million. The calculation of working capital for the fiscal year ended October 29, 2005 also includes the balance of convertible subordinated debt of $278.9 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Overview

Our goal is to be the preeminent provider of storage area network equipment and the leading provider of data center networking solutions that help enterprises connect and manage their information. We have recently introduced a number of new technologies and product lines such as the introduction of our DCX Backbone, new 8 Gigabit fabric switches and HBAs, as well as the new Brocade File Management Engine product.

We performed very well throughout fiscal year 2008, growing top and bottom lines, returning to double-digit revenue growth, expanding margins, and continuing to extend our competitive leadership.

In the fourth fiscal quarter of 2008, the pricing environment remained stable and sequential like-for-like average selling price declines were in the low single digits. For fiscal year 2009, we expect that quarterly average selling price declines will remain in the low single digits.

In the DCI market segment, we are seeing growth within the director market due to the introduction of our DCX Backbone product. In the fourth fiscal quarter of 2008, we saw continued strong growth of our DCX Backbone, increasing acceptance of our full family of 8 Gigabit switch offerings, and the introduction of new, differentiating capabilities such as high-speed data encryption and improved network management products.

We continue to make progress in the development of our HBA business and expect several of our OEM qualifications to be completed by the end of calendar year 2008, helping our ability to ramp this business in 2009. We also continue to see strong growth of our server blade offerings. In addition, IBM has awarded us a design win for our 8 Gigabit Fibre Channel HBAs and will be bringing them to market in early 2009.

In the fourth fiscal quarter of 2008, we restructured our Files business to better align the cost structure with revenue performance. After the close of the Foundry acquisition, we expect to integrate our Files business within segments of Foundry where we believe there are technology and product synergies.

When considering the IT spending environment, our working assumption is that the current IT spending environment will be challenging for the first half of calendar year 2009. As such, we plan to carefully manage our expenses and headcount growth. While our core markets remain very competitive, we believe that our product advantages and momentum and our installed base advantage keep us in a uniquely strong competitive position.

Results of Operations

During the first quarter of fiscal year 2008, we reorganized the Company into four operating units, which resulted in changing both our internal and external reporting structure, of which two are individually reportable segments: DCI and S3; and two are combined into one reportable segment: Other. Prior to fiscal year 2008, we managed and reported our operations in two operating units, each of which was a reportable segment: Product and Service.

We have determined that it is not necessary to recast Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended October 27, 2007 for the following reasons:

•	The change in operating units does not result in a material change;

•	It is not practicable to provide such analysis; and

•	Any such recast does not add to an understanding of our financial condition, changes in financial condition and results of operations.

Therefore, segment results for fiscal year 2007 as compared to fiscal year 2006 are based on the measurements of segment financial reporting implemented in the second quarter of fiscal year 2007, whereby operations were reported in two segments: Product and Service.

The following table sets forth certain financial data for the years ended October 25, 2008 and October 27, 2007, as a percentage of total net revenues, except for cost of revenues and gross margin which are indicated as a percentage of the respective segment net revenues. Fiscal year 2007 segment results have been conformed to the new measurements of segment financial reporting implemented in the first quarter of fiscal year 2008 as shown on the table below:

	Fiscal Years Ended
	October 25,	October 27,
	2008	2007

Net revenues
DCI	74.3%	78.5%
S3	16.1	13.0
Other	9.6	8.5

Total net revenues	100.0	100.0
Cost of revenues
DCI	37.8	44.1
S3	62.1	65.2
Other	34.2	40.5

Total cost of revenues	41.3	46.5

Gross margin
DCI	62.2	55.9
S3	37.9	34.8
Other	65.8	59.5

Total gross margin	58.7	53.5
Operating expenses:
Research and development	17.4	17.2
Sales and marketing	18.7	17.1
General and administrative	4.0	3.8
Legal fees associated with indemnification obligations and other related costs, net	3.3	3.7
Provision for class action lawsuit	10.9	—
Amortization of intangible assets	2.1	2.0
Acquisition and integration costs	—	1.6
Restructuring costs and facilities lease losses (benefits), net	0.2	—

Total operating expenses	56.6	45.4

Income from operations	2.1	8.1
Interest and other income, net	1.8	3.1
Interest expense	(0.7)	(0.5)
Gain (loss) on sale of investments, net	(0.5)	1.1
Loss on impairment of portfolio investments	(0.6)	—

Income before provision for income taxes	2.1	11.8
Income tax provision (benefit)	(9.3)	5.6

Net income	11.4%	6.2%

The following table sets forth certain financial data for the years ended October 27, 2007 and October 28, 2006, as a percentage of total net revenues, except for cost of revenues and gross margin which are indicated as a percentage of the respective segment net revenues:

	Fiscal Years Ended
	October 27,	October 28,
	2007	2006

Net revenues
Product	87.0%	92.3%
Service	13.0	7.7

Total net revenues	100.0	100.0
Cost of revenues
Product	43.7	38.9
Service	65.2	62.0

Total cost of revenues	46.5	40.7

Gross margin
Product	56.3	61.1
Service	34.8	38.0

Total gross margin	53.5	59.3
Operating expenses:
Research and development	17.2	22.0
Sales and marketing	17.1	18.6
General and administrative	3.8	4.1
Legal fees associated with indemnification obligations, SEC investigation and other related costs, net	3.7	1.8
Provision for SEC settlement	—	0.9
Amortization of intangible assets	2.0	0.3
Acquisition and integration costs	1.6	1.3
Facilities lease losses (benefits), net	—	0.5

Total operating expenses	45.4	49.5

Income from operations	8.1	9.8
Interest and other income, net	3.1	3.9
Interest expense	(0.5)	(0.9)
Gain on sale of investments, net	1.1	0.4

Income before provision for income taxes	11.8	13.2
Income tax provision	5.6	4.1

Net income	6.2%	9.1%

Revenues.  Our revenues are derived primarily from sales of our DCI products, particularly our family of SAN products, and our service and support offerings related to those products. Our fabric switches and directors, which range in size from 8 ports to 896 ports, connect our customers’ servers and storage devices creating a SAN.

Our total net revenues for the years ended October 25, 2008 and October 27, 2007 were as follows (in thousands):

	Fiscal Year Ended
	October 25,	% of Net	October 27,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change

DCI	$1,089,508	74.3%	$971,238	78.5%	$118,270	12.2%
S3	236,200	16.1%	160,334	13.0%	75,866	47.3%
Other	141,229	9.6%	105,291	8.5%	35,938	34.1%

Total net revenues	$1,466,937	100.0%	$1,236,863	100.0%	$230,074	18.6%

The increase in total net revenues for the year ended October 25, 2008 as compared to total net revenues for the year ended October 27, 2007 reflects growth in sales of DCI products, S3 offerings and other products. The increase in DCI product revenues for the period reflects an 11.9% increase in the number of ports shipped due to our acquisition of McDATA in January 2007, additional market demand and market share growth, and mix shift from lower port density switch products to higher port density director products, partially offset by a 2.9% decrease in average selling price per port. The increase in S3 revenues was a result of the continued expansion of our installed base and the McDATA and SBS acquisitions. Other revenues increased due to a 44.7% increase in the number of ports shipped as a result of our continued growth in the embedded switch market, partially offset by a 1.6% decrease in average selling price per port and a decrease in the volume of our Files business.

Our total net revenues for the years ended October 27, 2007 and October 28, 2006 were as follows (in thousands):

	Fiscal Year Ended
	October 27,	% of Net	October 28,	% of Net	Increase/	%
	2007	Revenue	2006	Revenue	(Decrease)	Change

Product	$1,076,529	87.0%	$692,940	92.3%	$383,589	55.4%
Service	160,334	13.0%	57,652	7.7%	102,682	178.1%

Total net revenues	$1,236,863	100.0%	$750,592	100.0%	$486,271	64.8%

The increase in total net revenues for the year ended October 27, 2007 as compared to total net revenues for the year ended October 28, 2006 reflects growth in sales of both product and service offerings. The increase in product revenues for the period reflects a 60% increase in the number of ports shipped due to our acquisition of McDATA in January 2007 and additional market demand, partially offset by an 8% decrease in average selling price per port. The increase in service revenues was a result of the McDATA acquisition as well as the continued expansion of our installed base.

For both the years ended October 25, 2008 and October 27, 2007, the declines in average selling prices were the result of a continuing competitive pricing environment, offset by a mix shift to higher port density and price per port products. We believe the increase in the number of ports shipped reflects higher demand for our products due in part to the expansion of our installed base as a result of the McDATA acquisition as well as higher market demand as end-users continue to consolidate storage and server infrastructures using SANs, expand SANs to support more applications, and deploy SANs in new environments.

Going forward, we expect the number of ports shipped to fluctuate depending on the demand for our existing and recently introduced products as well as the timing of product transitions by our OEM customers. We also expect that average selling prices per port will likely decline at rates consistent with historical rates of low single digits, unless they are adversely affected by accelerated pricing pressures, new product introductions by us or our competitors, or other factors that may be beyond our control. Historically, our first and fourth fiscal quarters are seasonally stronger quarters from a revenue perspective than our second and third fiscal quarters.

Our total net revenues by geographical area for the years ended October 25, 2008 and October 27, 2007 were as follows (in thousands):

	Fiscal Year Ended
	October 25,	% of Net	October 27,	% of Net	Increase/	%
	2008	Revenue	2007	Revenue	(Decrease)	Change

Domestic	$931,280	63.5%	$753,398	60.9%	$177,882	23.6%
International	535,657	36.5%	483,465	39.1%	52,192	10.8%

Total net revenues	$1,466,937	100.0%	$1,236,863	100.0%	$230,074	18.6%

Our total net revenues by geographical area for the years ended October 27, 2007 and October 28, 2006 were as follows (in thousands):

	Fiscal Year Ended
	October 27,	% of Net	October 28,	% of Net	Increase/	%
	2007	Revenue	2006	Revenue	(Decrease)	Change

Domestic	$753,398	60.9%	$478,138	63.7%	$275,260	57.6%
International	483,465	39.1%	272,454	36.3%	211,011	77.5%

Total net revenues	$1,236,863	100.0%	$750,592	100.0%	$486,271	64.8%

Historically, domestic revenues have accounted for between 56% and 67% of total net revenues. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. For the year ended October 25, 2008 as compared to the year ended October 27, 2007, international revenues decreased as a percentage of total net revenues primarily as a result of stronger end-user demand in the North America region. For the year ended October 27, 2007 as compared to the year ended October 28, 2006, international revenues increased as a percentage of total net revenues primarily as a result of faster growth in end-user demand in international regions. Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM customers, but we believe that international revenues comprise a larger percentage of our total net revenues than the attributed revenues may indicate.

A significant portion of our revenue is concentrated among a relatively small number of OEM customers. For the years ended 2008, 2007 and 2006, the same three customers each represented ten percent or more of our total net revenues for a combined total of 65%, 68% and 73%, respectively, of our total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM customers. Therefore, the loss of, or a decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers could seriously harm our financial condition and results of operations.

Gross margin.  Cost of revenues and gross margin as stated below are indicated as a percentage of the respective segment net revenues. Gross margin for the years ended October 25, 2008 and October 27, 2007 was as follows (in thousands):

	Fiscal Year Ended
	October 25,	% of Net	October 27,	% of Net	Increase/	% Points
	2008	Revenue	2007	Revenue	(Decrease)	Change

DCI	$677,992	62.2%	$542,936	55.9%	$135,056	6.3%
S3	89,485	37.9%	55,860	34.8%	33,625	3.1%
Other	92,895	65.8%	62,616	59.5%	30,279	6.3%

Total gross margin	$860,372	58.7%	$661,412	53.5%	$198,960	5.2%

Gross margin for the year ended October 25, 2008 was 58.7%, an increase of 5.2 percentage points from 53.5% for the year ended October 27, 2007. For the year ended October 25, 2008, DCI product costs relative to net revenues decreased by 6.3% as compared to the year ended October 27, 2007. This was primarily the result of a 7.7% decrease in product costs due to a mix shift from legacy McDATA switch and director products for the year ended October 27, 2007 toward higher margin Brocade switch and director products for the year ended October 25, 2008, partially offset by a 1.5% increase in manufacturing costs due to increased headcount resulting from the McDATA acquisition and continued headcount growth. S3 operations costs decreased by 3.1% relative to net revenues primarily due to a 47.3% increase in revenues, offset by increases in headcount and travel and entertainment expenses as the organization was expanded as a result of the McDATA and SBS acquisitions. Other product costs decreased by 6.3% relative to net revenues primarily due to a 10.0% decrease in product costs from favorable sales product mix, partially offset by a 3.7% increase in manufacturing costs primarily due to payroll expenses related to increased headcount for the year ended October 25, 2008 relative to the year ended October 27, 2007.

Gross margin for the years ended October 27, 2007 and October 28, 2006 was as follows (in thousands):

	Fiscal Year Ended
	October 27,	% of Net	October 28,	% of Net	Increase/	% Points
	2007	Revenue	2006	Revenue	(Decrease)	Change

Product	$605,552	56.3%	$423,510	61.1%	$182,042	(4.8)%
Service	55,860	34.8%	21,898	38.0%	33,962	(3.2)%

Total gross margin	$661,412	53.5%	$445,408	59.3%	$216,004	(5.8)%

Gross margin for the year ended October 27, 2007 was 53.5%, a decrease of 5.8 percentage points from 59.3% for the year ended October 28, 2006. For the year ended October 27, 2007, product costs relative to net revenues increased by 4.8% as compared to the year ended October 28, 2006. This was primarily the result of the McDATA acquisition which resulted in an increase of $50.8 million in headcount-related expenses and $34.0 million in amortization of intangible assets included in product costs for the year ended October 27, 2007 compared with no amortization of intangible assets included in product costs for the year ended October 28, 2006. In addition, costs for outside services increased by $20.5 million, engineering costs related to sustaining existing products increased by $20.3 million and IT and facilities expenses increased by $19.8 million in fiscal year 2007 compared to fiscal year 2006. Service operations costs increased by $29.6 million primarily due to increased headcount as the service and support organizations were expanded as a result of the McDATA acquisition.

Gross margin is primarily affected by average selling price per port, number of ports shipped and cost of revenues. As described above, we expect that average selling prices per port for our products will continue to decline at rates consistent with historical rates of low single digits, unless they are further affected by accelerated pricing pressures, new product introductions by us or our competitors, or other factors that may be beyond our control. We believe that we have the ability to partially mitigate the effect of declines in average selling price per port on gross margins through our product and manufacturing operations cost reductions. However, the average selling price per port could decline at a faster pace than we anticipate. If this dynamic occurs, we may not be able to reduce our costs fast enough to prevent a decline in our gross margins. In addition, we must continue to increase the current volume of ports shipped to maintain our current gross margins. If we are unable to offset future reductions in average selling price per port with reductions in product and manufacturing operations costs, or if as a result of future reductions in average selling price per port our revenues do not grow, our gross margins would be negatively affected.

We recently introduced several new products and expect to introduce additional new products in the near future. As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. Our gross margins would likely be adversely affected if we fail to successfully manage the introductions of these new products. However, we currently anticipate that fluctuations in cost of revenues will be consistent with fluctuations in revenues.

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

R&D expenses for the years ended October 25, 2008 and October 27, 2007 were as follows (in thousands):

October 25,	% of Net	October 27,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change

$255,571	17.4%	$213,311	17.2%	$42,260	19.8%

R&D expenses increased in absolute dollars for the year ended October 25, 2008 as compared to the year ended October 27, 2007. This increase was primarily due to a $24.2 million increase in salaries and wages as a result of continued headcount growth and the McDATA acquisition which was completed on January 29, 2007, a $3.3 million increase in additional outside service expenses related to product development including our recent introduction of our 8 Gigabit switch family, a $2.5 million increase in prototypes and nonrecurring engineering charges, a $13.4 million increase in expenses related to IT, facilities and other shared functions and a $2.1 million increase due to headcount shift from sustaining development to new development projects, partially offset by a $5.7 million decrease in acquisition and engineering-related bonuses. R&D expenses as a percent of total net revenues was relatively unchanged in the year ended October 25, 2008 as compared to the year ended October 27, 2007.

R&D expenses for the years ended October 27, 2007 and October 28, 2006 were as follows (in thousands):

October 27,	% of Net	October 28,	% of Net	Increase/	%
2007	Revenue	2006	Revenue	(Decrease)	Change

$213,311	17.2%	$164,843	22.0%	$48,468	29.4%

R&D expenses increased for the year ended October 27, 2007 as compared to the year ended October 28, 2006. This increase was primarily due to a $31.1 million increase in salaries and wages as a result of the McDATA and Silverback acquisitions and continued headcount growth, as well as a $12.5 million increase in additional outside service expenses related to product development. In addition, prototypes and nonrecurring engineering expenses increased by $6.8 million as more products were developed and certified in fiscal year 2007. Depreciation expense increased by $5.2 million due to a larger asset pool as a result of the McDATA acquisition, offset by a $20.3 million decrease in engineering costs due to more products being transitioned from the development phase into the sustaining phase in fiscal year 2007. R&D expenses decreased 4.8 percentage points as a percent of total net revenues in the year ended October 27, 2007 compared with the year ended October 28, 2006.

We currently anticipate that R&D expenses, as a percent of revenue, for the year ending October 31, 2009 will be relatively consistent with the year ended October 25, 2008.

Sales and marketing expenses.  Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales and marketing, costs associated with promotional and marketing programs, travel expenses, and IT and facilities expenses.

Sales and marketing expenses for the years ended October 25, 2008 and October 27, 2007 were as follows (in thousands):

October 25,	% of Net	October 27,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change

$274,311	18.7%	$211,168	17.1%	$63,143	29.9%

Sales and marketing expenses increased for the year ended October 25, 2008 as compared to the year ended October 27, 2007. This increase was primarily due to a $14.8 million increase in salaries and wages due to the McDATA acquisition which was completed on January 29, 2007 as well as continued headcount growth, and included a $6.2 million increase related to our sales conference, a $6.9 million increase in advertising expense related to the 8 Gigabit product launch, a $13.6 million increase in sales commissions, and an $8.0 million increase in expenses related to IT, facilities and other shared functions. Sales and marketing expenses increased 1.6 percentage points as a percent of total net revenues in the year ended October 25, 2008 compared with the year ended October 27, 2007.

Sales and marketing expenses for the years ended October 27, 2007 and October 28, 2006 were as follows (in thousands):

October 27,	% of Net	October 28,	% of Net	Increase/	%
2007	Revenue	2006	Revenue	(Decrease)	Change

$211,168	17.1%	$139,434	18.6%	$71,734	51.4%

Sales and marketing expenses increased for the year ended October 27, 2007 as compared to the year ended October 28, 2006. This increase was primarily due to the McDATA acquisition and included a $45.6 million increase in salaries and headcount-related expenses, a $3.7 million increase in outside service-related expenses, a $5.7 million increase in additional travel expenses, a $6.4 million increase in marketing expenses and a $7.9 million increase in expenses related to IT and facilities. Sales and marketing expenses decreased 1.5 percentage points as a percent of total net revenues in the year ended October 27, 2007 compared with the year ended October 28, 2006.

We currently anticipate that sales and marketing expenses, as a percent of revenue, for the year ending October 31, 2009 will be relatively consistent with the year ended October 25, 2008.

General and administrative expenses.  General and administrative (“G&A”) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses.

G&A expenses for the years ended October 25, 2008 and October 27, 2007 were as follows (in thousands):

October 25,	% of Net	October 27,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change

$58,172	4.0%	$46,980	3.8%	$11,192	23.8%

G&A expenses increased in absolute dollars for the year ended October 25, 2008 as compared to the year ended October 27, 2007. This increase was primarily due to the McDATA acquisition which was completed on January 29, 2007 and the SBS acquisition, which together resulted in a $20.4 million increase in salaries and headcount-related expenses and a $13.6 million increase in outside services, a $4.3 million increase in stock-based compensation expense, as well as a $6.1 million increase in depreciation and amortization expense, partially offset by a $32.0 million increase in expenses allocated to other functional groups. G&A expenses as a percent of total net revenues was relatively unchanged in the year ended October 25, 2008 as compared to the year ended October 27, 2007.

G&A expenses for the years ended October 27, 2007 and October 28, 2006 were as follows (in thousands):

October 27,	% of Net	October 28,	% of Net	Increase/	%
2007	Revenue	2006	Revenue	(Decrease)	Change

$46,980	3.8%	$31,089	4.1%	$15,891	51.1%

G&A expenses increased for the year ended October 27, 2007 as compared to the year ended October 28, 2006. This increase was primarily due to the McDATA acquisition which resulted in a $6.7 million increase in salaries and headcount-related expenses and a $3.7 million increase in outside services, as well as a $2.8 million increase in depreciation expense. G&A expenses as a percent of total net revenues was relatively unchanged in the year ended October 27, 2007 as compared to the year ended October 28, 2006.

We currently anticipate that G&A expenses, as a percent of revenue, for the year ending October 31, 2009 will be relatively consistent with the year ended October 25, 2008.

Legal fees associated with indemnification obligations, SEC investigation and other related costs, net.  These expenses consist of professional legal and accounting service fees for various matters, including applicable indemnification obligations, defense of the Company in legal proceedings, actions to pursue claims by the Special Litigation Committee, the completed internal reviews, and the SEC and DOJ joint investigations regarding the Company’s historical stock option granting practices. Pursuant to the Company’s charter documents and indemnification agreements, the Company has certain indemnification obligations to its directors, officers and employees, as well as certain former directors, officers and employees. Pursuant to such obligations and claims filed by the Special Litigation Committee, we incurred expenses related to amounts paid to certain former directors, officers and employees of the Company who have been either convicted in criminal proceedings and/or are subject to ongoing SEC and civil actions in connection with Brocade’s historical stock option granting practices. We expect such expenses to increase materially during fiscal year 2009 due to the litigation related to the Special Litigation Committee.

Legal fees associated with indemnification obligations and other related costs, net, for the years ended October 25, 2008 and October 27, 2007 were as follows (in thousands):

October 25,	% of Net	October 27,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change

$48,673	3.3%	$46,257	3.7%	$2,416	5.2%

Legal fees increased for the year ended October 25, 2008 as compared to the year ended October 27, 2007. This increase was primarily due to an increase in legal expenses in connection with the litigation related to the Special Litigation Committee, partially offset by a one-time contribution of $9.5 million from an outside legal advisor to Brocade in connection with an agreement reached with Brocade’s Special Litigation Committee.

Legal fees associated with indemnification obligations, SEC investigation and other related costs, net, for the years ended October 27, 2007 and October 28, 2006 were as follows (in thousands):

October 27,	% of Net	October 28,	% of Net	Increase/	%
2007	Revenue	2006	Revenue	(Decrease)	Change

$46,257	3.7%	$13,654	1.8%	$32,603	238.8%

Legal fees increased for the year ended October 27, 2007 as compared to the year ended October 28, 2006. This increase was primarily due to an increase in legal expenses related to indemnification obligations, net of insurance reimbursement.

Provision for class action lawsuit.  This expense consists of our estimate to resolve our class action lawsuit. We did not record any provision for class action lawsuit for the years ended October 27, 2007 and October 28, 2006.

Provision for class action lawsuit for the years ended October 25, 2008 and October 27, 2007 was as follows (in thousands):

October 25,	% of Net	October 27,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change

$160,000	10.9%	$—	—%	$160,000	100.0%

Provision for class action lawsuit increased for the year ended October 25, 2008 as compared to the year ended October 27, 2007. This $160.0 million increase was based on the preliminary settlement reached between Brocade and the lead plaintiffs for the federal securities class action on May 30, 2008. In December 2008, Brocade deposited $160.0 million into an escrow account on behalf of the plaintiff class to be released upon final approval of the proposed settlement by the Federal District Court. The final approval hearing is scheduled for January 23, 2009.

Provision for SEC settlement.  We did not record any provision for SEC settlement for the years ended October 25, 2008 and October 27, 2007.

Provision for SEC settlement for the years ended October 27, 2007 and October 28, 2006 was as follows (in thousands):

October 27,	% of Net	October 28,	% of Net	Increase/	%
2007	Revenue	2006	Revenue	(Decrease)	Change

$ —	—%	$7,000	0.9%	$(7,000)	(100.0)%

Following investigations by the SEC and DOJ regarding the Company’s historical stock option granting practices and as a result of settlement discussions with the Staff of the SEC Division of Enforcement, we recorded a $7.0 million provision for estimated settlement expense for the year ended October 28, 2006. On August 27, 2007, final judgment approving the settlement was entered by the United States District Court for the Northern District of California and the $7.0 million settlement amount was released to the SEC.

Amortization of intangible assets.  Amortization of intangible assets for the years ended October 25, 2008 and October 27, 2007 was as follows (in thousands):

October 25,	% of Net	October 27,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change

$31,484	2.1%	$24,719	2.0%	$6,765	27.4%

During the year ended October 25, 2008, we recorded amortization of intangible assets related to the acquisitions of McDATA, Silverback, NuView and SBS. The increase in amortization of intangible assets for the year ended October 25, 2008 as compared to the year ended October 27, 2007 was primarily due to the McDATA acquisition which was completed at the beginning of our second fiscal quarter of 2007.

Amortization of intangible assets for the years ended October 27, 2007 and October 28, 2006 was as follows (in thousands):

October 27,	% of Net	October 28,	% of Net	Increase/	%
2007	Revenue	2006	Revenue	(Decrease)	Change

$24,719	2.0%	$2,294	0.3%	$22,425	977.6%

During the year ended October 27, 2007, we recorded amortization of intangible assets related to the acquisitions of McDATA, Silverback and NuView. The increase in amortization of intangible assets for the year ended October 27, 2007 as compared to the year ended October 28, 2006 was primarily due to the McDATA acquisition which was completed at the beginning of our second fiscal quarter of 2007.

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

Acquisition and integration costs.  Acquisition and integration costs for the years ended October 25, 2008 and October 27, 2007 were as follows (in thousands):

October 25,	% of Net	October 27,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change

$682	—%	$19,354	1.6%	$(18,672)	(96.5)%

For the year ended October 25, 2008, we recorded acquisition and integration costs primarily for consulting services and other professional fees in connection with our pending acquisition of Foundry. For the year ended October 27, 2007, we recorded acquisition and integration costs primarily for consulting services, other professional fees and bonuses paid to transitional employees in connection with our acquisition of McDATA.

Acquisition and integration costs for the years ended October 27, 2007 and October 28, 2006 were as follows (in thousands):

October 27,	% of Net	October 28,	% of Net	Increase/	%
2007	Revenue	2006	Revenue	(Decrease)	Change

$19,354	1.6%	$9,646	1.3%	$9,708	100.7%

Acquisition and integration costs increased for the year ended October 27, 2007 as compared to the year ended October 28, 2006. This increase was primarily due to the acquisition of McDATA, which resulted in costs incurred for consulting services, other professional fees and bonuses paid to transitional employees.

Restructuring costs and facilities lease losses (benefits), net.  Restructuring costs and facilities lease losses (benefits), net, for the years ended October 25, 2008 and October 27, 2007 were as follows (in thousands):

October 25,	% of Net	October 27,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change

$2,731	0.2%	$—	—%	$2,731	100.0%

Restructuring costs and facilities lease losses (benefits), net, increased for the year ended October 25, 2008 as compared to the year ended October 27, 2007. This increase was primarily due to the restructuring of our Files business in the fourth fiscal quarter of 2008 to better align the cost structure with revenue performance, which resulted in $3.3 million in restructuring costs. The increase in restructuring costs was partially offset by a benefit of $0.6 million related to estimated facilities lease losses, net of expected sublease income. This benefit represents a change in estimate associated with the reoccupation of expected sublease space by Brocade.

Facilities lease losses, net, for the years ended October 27, 2007 and October 28, 2006 were as follows (in thousands):

October 27,	% of Net	October 28,	% of Net	Increase/	%
2007	Revenue	2006	Revenue	(Decrease)	Change

$ —	—%	$3,775	0.5%	$(3,775)	(100.0)%

During the year ended October 28, 2006, we recorded a charge of $3.8 million related to estimated facilities lease losses, net of expected sublease income. This charge represents an estimate based on current market data at the time the estimate was made. We revised certain estimates and assumptions, including those related to estimated sublease rates, estimated time to sublease the facilities, expected future operating costs, and expected future use of the facilities, in fiscal years 2008 and 2006.

Interest and other income, net.  Interest and other income, net, for the years ended October 25, 2008 and October 27, 2007 were as follows (in thousands):

October 25,	% of Net	October 27,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change

$26,867	1.8%	$38,501	3.1%	$(11,634)	(30.2)%

For the year ended October 25, 2008 as compared to the year ended October 27, 2007, the decrease in interest and other income, net, was primarily related to decreased average rates of return due to investment mix, a decrease in interest rates and an increase of $4.7 million in acquisition-related financing charges in fiscal year 2008.

Interest and other income, net, for the years ended October 27, 2007 and October 28, 2006 were as follows (in thousands):

October 27,	% of Net	October 28,	% of Net	Increase/	%
2007	Revenue	2006	Revenue	(Decrease)	Change

$38,501	3.1%	$29,098	3.9%	$9,403	32.3%

For the year ended October 27, 2007 as compared to the year ended October 28, 2006, the increase in interest and other income, net, was primarily related to increased average rates of return due to investment mix and an increase in interest rates, as well as increased average cash, cash equivalents, and short and long-term investment balances as a result of the McDATA acquisition.

Interest expense.  Interest expense primarily represents the interest cost associated with our term loan and convertible subordinated debt (see Note 8, “Borrowings,” of the Notes to Consolidated Financial Statements).

Interest expense for the years ended October 25, 2008 and October 27, 2007 was as follows (in thousands):

October 25,	% of Net	October 27,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change

$(10,068)	(0.7)%	$(6,414)	(0.5)%	$3,654	57.0%

Interest expense increased for the year ended October 25, 2008 as compared to the year ended October 27, 2007 primarily as a result of $5.0 million in interest expense on the term loan which was obtained to finance a portion of the pending Foundry acquisition, partially offset by $1.4 million in capitalization of interest cost in connection with the development of the Company campus during the year ended October 25, 2008.

Interest expense for the years ended October 27, 2007 and October 28, 2006 was as follows (in thousands):

October 27,	% of Net	October 28,	% of Net	Increase/	%
2007	Revenue	2006	Revenue	(Decrease)	Change

$(6,414)	(0.5)%	$(7,082)	(0.9)%	$(668)	(9.4)%

Interest expense decreased for the year ended October 27, 2007 as compared to the year ended October 28, 2006 primarily due to the absence of debt issuance costs in fiscal year 2007 that was included in interest expense in fiscal year 2006, offset by the increase in interest expense in fiscal year 2007 as a result of the debt assumed from the McDATA acquisition.

We obtained the term loan during the fourth fiscal quarter of 2008. As of October 25, 2008, the carrying value of the outstanding balance of our term loan was $1,055.0 million. As of October 25, 2008 and October 27, 2007, the carrying value of the outstanding balance of our convertible subordinated debt assumed from the McDATA acquisition was $169.7 million and $167.5 million, respectively.

Gain (loss) on sale of investments, net.  Gain (loss) on sale of investments, net, for the years ended October 25, 2008 and October 27, 2007 was as follows (in thousands):

October 25,	% of Net	October 27,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change

$(6,874)	(0.5)%	$13,205	1.1%	$20,079	152.1%

We had $6.9 million in loss on sale of investments for the year ended October 25, 2008 as compared to the $13.2 million in gain on sale of investments for the year ended October 27, 2007. The $6.9 million in loss on sale of investments is due to a loss of $6.0 million on the sale of our equity investment in a publicly traded company and a loss of $0.9 million on the disposition of portfolio investments at amounts below the carrying value.

Gain on sale of investments, net, for the years ended October 27, 2007 and October 28, 2006 was as follows (in thousands):

October 27,	% of Net	October 28,	% of Net	Increase/	%
2007	Revenue	2006	Revenue	(Decrease)	Change

$13,205	1.1%	$2,663	0.4%	$10,542	395.9%

For the year ended October 27, 2007, we had $13.2 million in gain on sale of investments due to the disposition of marketable strategic investments at amounts above the carrying value. For the year ended October 28, 2006, we had $2.7 million in gain on sale of investments due to the disposition of non-marketable private strategic investments at amounts above the carrying value.

The carrying value of our equity investments in non-publicly traded companies at October 25, 2008, October 27, 2007 and October 28, 2006 was $6.8 million, $5.0 million and $0.8 million, respectively.

Loss on impairment of portfolio investments.  We did not record any loss on impairment of portfolio investments for the years ended October 27, 2007 and October 28, 2006.

Loss on impairment of portfolio investments for the years ended October 25, 2008 and October 27, 2007 was as follows (in thousands):

October 25,	% of Net	October 27,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change

$(8,751)	(0.6)%	$—	—%	$8,751	100.0%

As of October 25, 2008, we determined that the declines in the fair value for certain of our portfolio investments primarily associated with non-marketable investments were other than temporary due to the significant deterioration of the financial condition of the investees. As a result, for the year ended October 25, 2008, we recorded impairment charges of $8.8 million.

Provision for (benefit from) income taxes.  Provision for (benefit from) income taxes and the effective tax rates for the years ended October 25, 2008, October 27, 2007 and October 28, 2006 were as follows (in thousands, except effective tax rates):

	Fiscal Year Ended
	October 25,	October 27,	October 28,
	2008	2007	2006

Provision for (benefit from) income taxes	$(137,148)	$68,043	$30,723
Effective tax rate	(458.4)%	46.9%	31.2%

Our effective tax rate decreased for the year ended October 25, 2008 as compared to the year ended October 27, 2007 primarily due to a one-time valuation allowance release in the second fiscal quarter of 2008.

We currently expect the effective tax rate for the year ended October 31, 2009 to be lower than fiscal year 2008, not considering the one-time valuation allowance release in fiscal year 2008. However, given that the tax rate is driven by several different factors, it is not possible to estimate the Company’s future tax rate with a high degree of certainty.

Our effective tax rate increased for the year ended October 27, 2007 as compared to the year ended October 28, 2006 primarily due to the impact from the McDATA acquisition.

In the three months ended April 26, 2008, we released the valuation allowance of our deferred tax assets. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) requires that deferred tax assets be reduced by a valuation allowance if the weight of available evidence indicates that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods. The realization of deferred tax assets is based on several factors, including our past earnings, the scheduling of deferred tax liabilities, and projected income from operating activities. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the three months ended April 26, 2008, we determined that there was sufficient positive evidence to support the release of the valuation allowance. The impact of the release of the valuation allowance on our results of operations for the year ended October 25, 2008 was $174.4 million.

To the extent that international revenues and earnings differ from those historically achieved, a factor largely influenced by the buying behavior of our OEM partners or by unfavorable changes in tax laws and regulations, our income tax provision could change.

Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from variable stock option expense, net operating losses, tax carryforwards and temporary differences between the tax and financial statement recognition of revenues and expenses.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) effective at the beginning of fiscal year 2008. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken on a tax return. Under FIN 48, recognition of a tax position is determined when it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Although FIN 48 provides further clarification on the accounting for uncertainty in income taxes recognized in the financial statements, the new threshold and measurement attribute prescribed by the pronouncement will continue to require significant judgment by management. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations.

The IRS and other tax authorities regularly examine our income tax returns. In May 2008, the IRS completed its field examination of our federal income tax return for the year ended October 25, 2003 and issued a Revenue Agent’s Report. The IRS is contesting our transfer pricing for the cost sharing and buy-in arrangements with our foreign subsidiaries. The IRS’ proposed adjustment would offset approximately $306.0 million of our net operating loss carryforwards. The IRS’ proposed adjustment resulted in a tax assessment of approximately $6.4 million, excluding penalties and interest. The IRS may make similar claims against our transfer pricing arrangements in future examinations. In June 2008, we filed a protest with the Appeals Office of the IRS to challenge the IRS’ proposed adjustment and assessment. In addition, the IRS is currently examining our federal income tax returns for the three years ended October 28, 2006. Due to the net operating loss and credit carryforwards, our U.S. federal, state, and local income tax returns remain open for examination. We are generally not subject to non-U.S. income tax examinations for years before 2000. We believe we have adequate reserves for all open tax years.

We do not expect resolution of the IRS audit during the next twelve months and accordingly do not expect a material increase or decrease to our unrecognized tax benefits. We believe that our reserves for unrecognized tax benefits are adequate for open tax years.

Stock-based compensation expense.  Stock-based compensation expense for the years ended October 25, 2008 and October 27, 2007 was as follows (in thousands):

October 25,	% of Net	October 27,	% of Net	Increase/	%
2008	Revenue	2007	Revenue	(Decrease)	Change

$39,037	2.7%	$36,942	3.0%	$2,095	5.7%

In addition, stock-based compensation expense for the years ended October 27, 2007 and October 28, 2006 was as follows (in thousands):

October 27,	% of Net	October 28,	% of Net	Increase/	%
2007	Revenue	2006	Revenue	(Decrease)	Change

$36,942	3.0%	$31,407	4.2%	$5,535	17.6%

Stock-based compensation expense was included in the following line items on our consolidated statements of income for the years ended October 25, 2008, October 27, 2007 and October 28, 2006 (in thousands):

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 25,	October 27,	October 28,
	2008	2007	2006

Cost of revenues	$9,117	$11,565	$8,564
Research and development	10,324	11,451	11,952
Sales and marketing	10,652	9,278	7,412
General and administrative	8,944	4,648	3,479

Total stock-based compensation	$39,037	$36,942	$31,407

Included in the amounts presented above is stock-based compensation arising from stock option grants that are remeasured at the end of each reporting period until the options are exercised, cancelled or expire unexercised. Stock-based compensation benefit for these options was $1.8 million for the year ended October 25, 2008. Stock-based compensation expense for these options was $0.6 million and $3.6 million for the year ended October 27, 2007 and October 28, 2006, respectively. The stock-based compensation expense associated with remeasuring options at their intrinsic value each reporting period may vary significantly as a result of future changes in the market value of our common stock until those options are either exercised or expire unexercised. The changes in stock-based compensation for these awards during the year ended October 25, 2008 as compared to the year ended October 27, 2007 and during the year ended October 27, 2007 as compared to the year ended October 28, 2006 were due to the changes in market values of our common stock during the reported periods as well as exercise behaviors of the holders of these options.

Liquidity and Capital Resources

	October 25,	October 27,	Increase/
	2008	2007	(Decrease)
	(In thousands)

Cash and cash equivalents	$453,884	$315,755	$138,129
Short-term investments	152,741	325,846	(173,105)
Marketable equity securities	177,380	14,205	163,175
Long-term investments	36,120	137,524	(101,404)
Restricted cash	1,075,079	—	1,075,079

Total	$1,895,204	$793,330	$1,101,874

Percentage of total assets	57%	41%

We use cash generated by operations as our primary source of liquidity. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the rate at which products are shipped during the quarter, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax and other payments. For additional discussion, see “Part I — Item 1A. Risk Factors.”

Financial Condition

Cash and cash equivalents, short-term investments, marketable equity securities, long-term investments and restricted cash as of October 25, 2008 increased $1,101.9 million over the balance as of October 27, 2007. For the year ended October 25, 2008, we generated $438.5 million in cash from operating activities, which was higher than net income for the year ended October 25, 2008, as a result of adjustments to net income for non-cash items related to depreciation and amortization as well as the liability associated with the class action lawsuit, non-cash compensation expense, other accrued liabilities, and an increase in accounts payable and accrued employee compensation, partially offset by the release of the valuation allowance related to our deferred tax assets. Days sales outstanding in receivables for the year ended October 25, 2008 was 39 days, compared with 47 days for the year ended October 27, 2007.

Net cash used in investing activities for the year ended October 25, 2008 totaled $1,239.5 million and was primarily the result of an increase of $1,075.1 million in restricted cash which will be used to finance a portion of the pending Foundry acquisition, $455.2 million in purchases of short-term and long-term investments and marketable equity securities, $144.1 million in purchases of property and equipment and $44.6 million in cash paid in connection with acquisitions, offset by $480.8 million in proceeds resulting from maturities and sales of short-term investments, long-term investments and marketable equity securities.

Net cash provided by financing activities for the year ended October 25, 2008 totaled $944.7 million and was primarily the result of proceeds from the term loan of $1,054.4 million and proceeds from the issuance of common stock from the employee stock purchase plan (“ESPP”) and stock option exercises of $42.4 million, slightly offset by common stock repurchases of $168.3 million.

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

FY 2008 Compared to FY 2007

Operating Activities.  Net cash provided by operating activities increased by $268.1 million during fiscal year 2008 from fiscal year 2007. The increase was primarily due to higher earnings in fiscal year 2008, an increase in the liability associated with the class action lawsuit and less payments with respect to other accrued liabilities during fiscal year 2008, partially offset by the release of the valuation allowance related to our deferred tax assets.

Investing Activities.  Net cash used in investing activities increased by $1,333.2 million during fiscal year 2008 from fiscal year 2007. The increase was primarily due to an increase in restricted cash which will be used to finance a portion of the pending Foundry acquisition, increased purchases of property and equipment, an increase in cash paid in connection with acquisitions and decreased proceeds from the maturities of short-term investments, long-term investments and marketable equity securities, partially offset by decreased purchases of short-term investments, long-term investments and marketable equity securities.

Financing Activities.  Net cash provided by financing activities increased by $1,165.3 million during fiscal year 2008 from fiscal year 2007. The increase was primarily due to increased proceeds from the term loan.

FY 2007 Compared to FY 2006

Operating Activities.  Net cash provided by operating activities increased by $3.5 million during fiscal year 2007 from fiscal year 2006. The increase was primarily due to higher earnings in fiscal year 2007 and an increase in depreciation and amortization, partially offset by higher payments for other accrued liabilities.

Investing Activities.  Net cash provided by investing activities decreased by $100.8 million during fiscal year 2007 from fiscal year 2006. The decrease was primarily due to increased purchases of short-term and long-term investments and decreased proceeds from the maturities of restricted short-term investments, partially offset by increased proceeds from maturities and sale of short-term investments and the net cash acquired in connection with acquisitions in fiscal year 2007.

Financing Activities.  Net cash used in financing activities decreased by $48.4 million during fiscal year 2007 from fiscal year 2006. The decrease was primarily due to increased proceeds from the issuance of common stock from ESPP and stock option exercises and decreased redemption of outstanding convertible debt, partially offset by increased common stock repurchases.

Liquidity

Manufacturing and Purchase Commitments.  We have manufacturing agreements with Foxconn, Sanmina and Flextronics under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. The required lead-time for placing orders with Foxconn, Sanmina and Flextronics depends on the specific product. As of October 25, 2008, our aggregate commitment for inventory components used in the manufacture of our products was $142.2 million, net of a purchase commitments reserve of $17.3 million, as reflected on the Consolidated Balance Sheet, which we expect to utilize during future normal ongoing operations. As of October 27, 2007, our aggregate commitment for inventory components used in the manufacture of our products was $107.8 million, net of a purchase commitments reserve of $23.1 million. Although the purchase orders we place with Foxconn, Sanmina and Flextronics are cancelable, the terms of the agreements require us to purchase all inventory components not returnable, usable by, or sold to, other customers of the aforementioned contract manufacturers. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.

Guarantee.  On November 18, 2003, we purchased a previously leased building located near our San Jose headquarters and issued a $1.0 million guarantee as part of the purchase agreements.

Company Campus Contractual Obligations.  On May 23, 2008, we purchased property located in San Jose, California, which consists of three unimproved building parcels that are entitled for approximately 562,000 square feet of space in three buildings. The total purchase price for the property was $50.9 million. In connection with the purchase, we also engaged a third party as development manager to manage the development and construction of improvements on the property. Our obligation for development and construction of three buildings and a parking garage on the purchased property is approximately $173.0 million (in addition to the purchase price), payable in various installments through approximately June 2010. In connection with the purchase, we also obtained a four-year option, exercisable at our sole discretion, to purchase a fourth unimproved approximate four acre parcel for a fixed price of approximately $26.0 million. We plan to develop the land through June 2010 and finance the purchase and the development through operating cash flows.

Pending Acquisition Termination Fee.  On July 21, 2008, we announced a definitive agreement to purchase Foundry. The acquisition is subject to certain closing conditions and is expected to close in the fourth quarter of calendar year 2008. In the event that we fail to obtain the necessary financing for the merger or in the case of certain other events, we will be obligated to pay Foundry either a reverse termination fee of $125.0 million or a reduced termination fee in the amount of $85.0 million, and certain costs relating to the acquisition, dependent on certain defined circumstances in the merger agreement.

Income Taxes.  We provide for United States income taxes on the earnings of our foreign subsidiaries unless the earnings are considered indefinitely invested outside of the United States. As of October 25, 2008, we intend to indefinitely reinvest our undistributed foreign earnings outside of the United States.

The IRS and other tax authorities regularly examine our income tax returns. In May 2008, the IRS completed its field examination of our federal income tax return for the year ended October 25, 2003 and issued a Revenue Agent’s Report. The IRS is contesting our transfer pricing for the cost sharing and buy-in arrangements with our foreign subsidiaries. The IRS’ proposed adjustment would offset approximately $306.0 million of our net operating loss carryforwards. The IRS’ proposed adjustment resulted in a tax assessment of approximately $6.4 million, excluding penalties and interest. The IRS may make similar claims against our transfer pricing arrangements in future examinations. In June 2008, we filed a protest with the Appeals Office of the IRS to challenge the IRS’ proposed adjustment and assessment. In addition, the IRS is currently examining our federal income tax returns for the three years ended October 28, 2006. Due to net operating loss and credit carryforwards, our U.S. federal, state, and local income tax returns remain open for examination. We are generally not subject to non-U.S. income tax examinations for years before 2000. We believe we have adequate reserves for all open tax years.

Senior Secured Credit Facility.

General

On October 7, 2008, we entered into a credit agreement with lenders party thereto, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Morgan Stanley Senior Funding, Inc., as syndication agent, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, HSBC Bank USA National Association and Keybank National Association, as co-documentation agents. The credit agreement provides for (i) a five-year $1,100.0 million term loan facility and (ii) a five-year $125.0 million revolving credit facility, which includes a $25.0 million swing line loan subfacility and a $25.0 million letter of credit subfacility.

The net proceeds of the term loan facility are expected to be used to finance a portion of our acquisition of Foundry Networks, Inc., a Delaware corporation, pursuant to an Agreement and Plan of Merger, which we entered into on July 21, 2008, as well as to the Amendment to the Agreement and Plan of Merger, which we entered into on November 7, 2008 (as amended, the “Foundry Merger Agreement”).

A small portion of the proceeds from the $125.0 million revolving credit facility will be used to finance the merger, and, after the merger, the proceeds of the revolving credit facility may be used for ongoing working capital and other general corporate purposes. The term loan facility and revolving credit facility are referred to together as the “Senior Secured Credit Facility.”

Loans under the Senior Secured Credit Facility bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 4.0% per annum or the prime lending rate, plus an applicable margin equal to 3.0% per annum. The applicable margin with respect to revolving loans is subject to adjustment based on our consolidated senior secured leverage ratio. The LIBOR rate floor is 3.0% per annum and the prime lending rate floor is 4.0% per annum, in each case, for the life of the Senior Secured Credit Facility.

The proceeds of the term loan were deposited in a restricted securities account pending the closing of the merger and other release conditions and are reported as long-term restricted cash on the Consolidated Balance Sheet as of October 25, 2008. The proceeds of the term loan will be released from the restricted securities account to fund the merger upon the satisfaction of certain customary conditions including, but not limited to, the perfection of security interests, a certain minimum cash liquidity, the concurrent consummation of the merger and payment of related fees and expenses. We recorded the current portion of the liability associated with the term loan of $43.6 million, net of the debt discount of $11.4 million, as “Current portion of long-term debt” and we recorded the long-term portion of the liability associated with the term loan of $1,011.4 million, net of the debt discount of $34.2 million, as “Long-term debt, net of current portion” on the Consolidated Balance Sheet. In the event that the merger is not consummated on or prior to December 31, 2008, or is otherwise earlier terminated or abandoned, we will be required to prepay the aggregate principal amount of the term loan facility in full plus accrued and unpaid interest to December 31, 2008 (or, if earlier, the date of such termination or abandonment).

We are permitted to make voluntary prepayments at any time (without payment of a premium, other than in the case of a repricing transaction in respect of the term loan facility), and are required to make mandatory prepayments on the term loan (without payment of a premium) with (1) net cash proceeds from non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (2) net cash proceeds from issuances of debt (other than certain permitted debt), (3) a percentage of 50% or 0% of our excess cash flow, based on our consolidated senior secured leverage ratio, beginning with the fiscal year ending October 27, 2009, and (4) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions). We are required to pay quarterly installments on the term loan equal to an aggregate annual amount of 5% of the original principal amount thereof in the first and second year, 10% in the third year, 20% in the fourth year and 60% in the fifth year, with any remaining balance payable on the final maturity date of the term loan. Upon a repricing of the term loan (including through a refinancing) that results in the weighted-average yield or applicable rate of such term loan immediately after such repricing being lower than such yield or rate immediately prior to such repricing, a 2.0% premium is payable during the first year following the closing and a 1.0% premium is payable during the second year following the closing.

Fees totaling $31.4 million associated with the planned acquisition have been capitalized as deferred financing costs, with $0.3 million amortized as of October 25, 2008. The short-term portion of the deferred financing costs was $7.9 million and is reported within prepaid expenses and other current assets on the Consolidated Balance Sheet as of October 25, 2008. The long-term portion of the deferred financing costs was $23.2 million and is reported within other assets on the Consolidated Balance Sheet as of October 25, 2008. All fees capitalized are related to the term loan facility. The deferred financing costs are being amortized using the effective interest method over the five-year term of the debt.

Guarantees and Collateral

The obligations of the Company and its subsidiary guarantors under the Senior Secured Credit Facility and the related guarantees thereunder are secured, subject to customary permitted liens and other agreed upon exceptions, by (1) a first priority pledge of all of the equity interests of each of the Company’s direct and indirect subsidiaries, and (2) a perfected first priority interest in and mortgages on all tangible and intangible assets of the Company and each subsidiary guarantor, except, in the case of a foreign subsidiary, to the extent such pledge would be prohibited by applicable law or would result in materially adverse tax consequences (limited, in the case of a first-tier foreign subsidiary, to 65% of the voting stock and 100% of non-voting stock of such first-tier foreign subsidiary). In addition, the term loan has not been registered as of October 25, 2008.

Covenants

The credit agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, capital expenditures, prepayment of other indebtedness, redemption or repurchase of subordinated indebtedness, dividends and other distributions. The credit agreement contains financial covenants that require us to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a maximum consolidated senior secured leverage ratio. The credit agreement also includes customary events of default, including cross-defaults on our material indebtedness and change of control. We were in compliance with all applicable covenants as of October 25, 2008.

The majority of our outstanding debt is related to the financing of the Foundry acquisition, the costs and expenses related to the merger, and the ongoing working capital and other general corporate purposes of the combined organization after consummation of the merger. We have the following resources available to obtain short-term or long-term financings, if we need additional liquidity, as of October 25, 2008 (in thousands):

	Original Amount	October 25, 2008
	Available	Used	Available

Revolving credit facility	$125,000	$—	$125,000

Total	$125,000	$—	$125,000

Based on past performance and current expectations, we believe that internally generated cash flows are generally sufficient to support business operations, capital expenditures, contractual obligations, and other liquidity requirements associated with our operations for at least the next twelve months. We believe that we would be able to supplement this near-term liquidity, if necessary, with access to capital markets made available by various foreign and domestic financial institutions, although we cannot be certain whether such financing would be commercially reasonable or on Company-favorable terms. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity and the availability of and our requirements for capital resources.

Contractual Obligations

The following table summarizes our contractual obligations, including interest expense, and commitments as of October 25, 2008 (in thousands):

		Less Than						More Than
	Total	1 Year		1-3 Years		3-5 Years		5 Years

Contractual Obligations:
Term loan(1)	$1,423,813		$140,078		$312,985		$970,750		$—
Convertible subordinated debt(1)	178,322		3,881		174,441		—		—
Non-cancelable operating leases(2)	81,360		24,695		28,040		12,174		16,451
Capital leases	209		204		5		—		—
Purchase commitments, gross(3)	142,196		142,196		—		—		—
Company campus capital expenditures(4)	129,046		94,798		34,248		—		—

Total contractual obligations	$1,954,946		$405,852		$549,719		$982,924		$16,451

Other Commitments:
Standby letters of credit	$2,001	$	n/a	$	n/a	$	n/a	$	n/a

Guarantee	$1,015	$	n/a	$	n/a	$	n/a	$	n/a

Unrecognized tax benefits and related accrued interest(5)	$121,076	$	n/a	$	n/a	$	n/a	$	n/a

Liability associated with class action lawsuit(6)	$160,000		$160,000	$	n/a	$	n/a	$	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments, but does not include any fair value adjustments or discount. With regards to the term loan, the amount also assumes that the acquisition of Foundry will be consummated in the fourth quarter of calendar year 2008.

(2)	Amount excludes contractual sublease income of $5.1 million, which consists of $2.9 million to be received in less than 1 year and $2.2 million to be received in 1 to 3 years.

(3)	Amount reflects total gross purchase commitments under our manufacturing agreements with third-party contract manufacturers. Of this amount, we have accrued $17.3 million for estimated purchase commitments that we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.

(4)	Amount reflects $129.0 million in capital expenditures in connection with the development of the corporate campus.

(5)	As a result of the adoption of FIN 48, we reclassified unrecognized tax benefits to non-current income tax liability. As of October 25, 2008, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $121.1 million, none of which is expected to be paid within one year. We are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

(6)	Amount reflects $160.0 million in preliminary settlement reached between Brocade and the lead plaintiffs for the federal securities class action on May 30, 2008. In December 2008, Brocade deposited $160.0 million into an escrow account on behalf of the plaintiff class to be released upon final approval of the proposed settlement by the Federal District Court. The final approval hearing is scheduled for January 23, 2009.

Share Repurchase Program.  On January 29, 2007, we announced the authorization of $200 million for share repurchases, which is in addition to the $52.7 million remaining under the previously announced $100 million share repurchase program approved by our Board of Directors on August 2004. In addition, we announced on November 29, 2007 that an additional $500 million had been authorized for repurchase of the Company’s common stock. The purchases have been made, from time to time, in the open market or by privately negotiated transactions and have been funded from available working capital. We have also entered into a written plan for the automatic repurchase of our securities in accordance with Section 10b5-1 of the Securities Exchange Act of 1934 as part of our share repurchase program. The number of shares purchased and the timing of purchases have been based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. For the year ended October 25, 2008, we repurchased 22.8 million shares for an aggregate purchase price of $168.3 million. For the year ended October 27, 2007, we repurchased 19.8 million shares for an aggregate purchase price of $170.3 million. As such, approximately $414.1 million and $583.0 million remain available for future repurchases under this program as of October 25, 2008 and October 27, 2007, respectively. During the third fiscal quarter of 2008, we suspended our share repurchase program due to the then pending Foundry acquisition. We also plan to prioritize our use of cash for debt repayment following the close of the Foundry acquisition.

Foundry Stock Purchase Plan and Agreement.  On August 13, 2008, we entered into a Stock Purchase Plan and Agreement with a broker pursuant to which we adopted a prearranged, automatic stock purchase plan under Rule 10b5-1 under the Securities Exchange Act of 1934 (“10b5-1 Plan”) to assist us in the acquisition of up to $250.0 million of Foundry’s common stock, but not to exceed 14.0 million shares of Foundry common stock. We used our working capital to finance the purchases under the 10b5-1 Plan. Under the 10b5-1 Plan, the broker had the authority to purchase shares of Foundry common stock in the open market, at the prices and in such amounts in accordance with the terms of the 10b5-1 Plan. The 10b5-1 Plan permitted purchases of Foundry common stock which commenced on August 14, 2008 and was terminated once 14.0 million shares of Foundry common stock had been purchased, in accordance with its terms.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including, but not limited to, those related to sales allowances, bad debts, stock-based compensation, warranty obligations, excess inventory and purchase commitments, restructuring costs, facilities lease losses, contingencies, litigation, income taxes, and investments. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our Consolidated Financial Statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations, and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies, among others, require significant estimates and judgments used in the preparation of our consolidated financial statements:

•	Revenue recognition and allowances for sales allowances, sales programs and doubtful accounts;

•	Stock-based compensation;

•	Warranty reserves;

•	Inventory valuation and purchase commitment liabilities;

•	Restructuring costs and facilities lease losses;

•	Goodwill and intangible assets;

•	Litigation costs;

•	Accounting for income taxes; and

•	Accounting for uncertain tax benefits.

Revenue recognition and allowances for sales allowances, sales programs and doubtful accounts.  Product revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. However, for newly introduced products, many of our large OEM customers require a product qualification period during which our products are tested and approved by the OEM customers for sale to their customers. Revenue recognition and related cost are deferred for shipments to new OEM customers and for shipments of newly introduced products to existing OEM customers until satisfactory evidence of completion of the product qualification has been received from the OEM customer. In addition, revenue from sales to our master reseller customers is recognized in the same period in which the product is actually sold by the master reseller (sell-through).

We reduce revenue for estimated sales allowances, sales programs, and other allowances at the time of shipment. Sales allowances, sales programs, and other allowances are estimated based on historical sales levels, the timing and magnitude of historical sales returns, claims under sales programs and other allowances, and a projection of this experience into the future. In addition, we maintain allowances for doubtful accounts, which are also accounted for as a reduction in revenue, for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable, historical collection patterns, customer concentrations, customer creditworthiness, current economic trends, changes in customer payment terms and practices, and customer communication when evaluating the adequacy of the allowance for doubtful accounts. If actual sales returns, sales programs, and other allowances exceed our estimate, or if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and charges may be required.

Service revenue consists of training and maintenance arrangements, including PCS and other professional services. PCS services are offered under renewable, annual fee-based contracts or as part of multiple-element arrangements and typically include upgrades and enhancements to our operating system software and telephone support. Revenue related to PCS elements is deferred and recognized ratably over the contractual period. PCS contracts are typically one to three years in length. Professional services are offered under fee-based contracts or as part of multiple-element arrangements. Professional service revenue is recognized when services are completed. Training revenue is recognized upon completion of the training.

Our multiple-element product offerings include computer hardware and software products and support services. We also sell certain software products and support services separately. Our software products, including those that are embedded in our hardware products, are essential to the functionality of our hardware products and are, therefore, accounted for in accordance with Statement of Position 97-2, “Software Revenue Recognition,” as amended. We allocate revenue to each element in a multiple-element arrangement based upon vendor-specific objective evidence (“VSOE”) of the fair value of the element, or if VSOE is not available for the delivered element, by application of the residual method. In the application of the residual method, we allocate revenue to the undelivered elements based on VSOE for those elements and allocate the residual revenue to the delivered elements. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each element. Changes in the inability to determine VSOE for an undelivered element in a multiple-element arrangement may affect the timing of revenue recognition.

Stock-based compensation.  Effective October 30, 2005, we began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). We adopted the modified prospective transition method provided for under SFAS 123R and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized beginning in the first quarter of fiscal year 2006 includes (i) amortization related to the remaining unvested portion of stock-based awards granted prior to October 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”; and (ii) amortization related to stock options and restricted stock granted subsequent to October 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In addition, we record stock-based compensation expense over the offering period and vesting term in connection with shares issued under our employee stock purchase plan. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award under a graded vesting method.

Prior to October 30, 2005, we accounted for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), whereby the difference between the exercise price and the fair market value on the date of grant is recognized as stock-based compensation expense. Under the intrinsic value method of accounting, no stock-based compensation expense was recognized in our Consolidated Statements of Income when the exercise price of our employee stock option grant equaled the market price of the underlying common stock on the date of grant, and the measurement date of the option grant was certain. The measurement date is certain when the date of grant is fixed and determinable. Prior to October 30, 2005, when the measurement date was not certain, we recorded stock-based compensation expense using variable accounting under APB 25. Effective October 30, 2005, for awards where the measurement date is not certain, we began recording stock-based compensation expense under SFAS 123R. Under SFAS 123R, we remeasure the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised.

The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be significantly different from what we have recorded in the current period.

Warranty reserves.  We provide warranties on our products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience, current trends and our expectations regarding future experience. If actual warranty costs exceed our estimate, additional charges may be required.

Inventory valuation and purchase commitment liabilities.  We write down inventory and record purchase commitment liabilities for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon forecast of future product demand, product transition cycles and market conditions. Although we strive to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological development could have a significant impact on the value of our inventory and purchase commitments, and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs, purchase commitment liabilities and charges against earnings may be required.

Restructuring costs and facilities lease losses.  We monitor and regularly evaluate our organizational structure and associated operating expenses. Depending on events and circumstances, we may decide to take additional actions to reduce future operating costs as our business requirements evolve. In determining restructuring charges, we analyze our future operating requirements, including the required headcount by business functions and facility space requirements. Our restructuring costs and any resulting accruals involve significant estimates made by management using the best information available at the time the estimates are made, some of which may be provided by third-parties. In recording severance accruals, we record a liability when all of the following conditions have been met: employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; the obligation relates to rights that vest or accumulate; payment of the compensation is probable; and the amount can be reasonably estimated. In recording facilities lease loss accruals, we make various assumptions, including the time period over which the facilities are expected to be vacant, expected sublease terms, expected sublease rates, expected future operating costs, and expected future use of the facilities. Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements with terms as favorable as those assumed when arriving at our estimates. We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring and facilities lease loss accruals, including the various assumptions noted above. If actual results differ significantly from our estimates, we may be required to adjust our restructuring and facilities lease loss accruals in the future.

Goodwill and intangible assets.  We account for goodwill in accordance with SFAS 142. SFAS 142 requires that goodwill be capitalized at cost and tested annually for impairment. We evaluate goodwill on an annual basis during our second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s implied fair value. Events which might indicate impairment include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in relationships with significant customers, and/or a significant decline in our stock price for a sustained period.

In accordance with SFAS 142, we conduct a two-step goodwill impairment test at the reporting unit level, which we have determined to be at the operating unit level. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we record an impairment loss equal to the difference. No goodwill impairment was recorded for the periods presented.

Intangible assets other than goodwill are amortized over their estimated useful lives, unless we have determined these lives to be indefinite. Intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful life of the respective asset. In addition, intangible assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We perform an impairment test for long-lived assets on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Examples of such events or circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for our business, significant negative industry or economic trends, and/or a significant decline in our stock price for a sustained period. Impairment is recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. No intangible assets impairment was recorded for the periods presented.

Determining the fair value of a reporting unit or an intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain. Actual results may differ from our estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

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

Accounting for income taxes.  We account for income taxes in accordance with SFAS 109. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts, along with net operating loss carryforwards and credit carryforwards. A valuation allowance is recognized to the extent that it is more likely than not that the tax benefits will not be realized.

The determination of our tax provision is subject to estimates and judgments due to operations in multiple tax jurisdictions inside and outside the United States. Sales to our international customers are principally taxed at rates that are lower than the United States statutory rates. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the United States and in the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving and expect to receive from international sales. In addition, an increase in the percentage of our total revenue from international customers or in the mix of international revenue among particular tax jurisdictions could change our overall effective tax rate. Also, our current effective tax rate assumes that United States income taxes are not provided for undistributed earnings of certain non-United States subsidiaries. These earnings could become subject to United States federal and state income taxes and foreign withholding taxes, as applicable, should they be either deemed or actually remitted from our international subsidiaries to the United States. In addition, we evaluate the expected realization of our deferred tax assets and assess the need for a valuation allowance on a quarterly basis.

Accounting for uncertain tax benefits.  The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We adopted the provisions of FIN 48, effective at the beginning of fiscal year 2008. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Recognition of a tax position is determined when it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. Although FIN 48 provides further clarification on the accounting for uncertainty in income taxes recognized in the financial statements, the new threshold and measurement attribute prescribed by the pronouncement will continue to require significant judgment by management. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R requires the acquirer in a business combination to recognize assets and liabilities assumed at their fair values and to recognize acquisition-related costs separately from the acquisition. SFAS 141R will be effective for us in fiscal year 2010, with early adoption prohibited. We are evaluating the potential impact of the implementation of SFAS 141R on our financial position and results of operations.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have not yet adopted SFAS 162, but we do not expect the adoption of SFAS 162 will have a material impact on our financial position, results of operations, and cash flows.

In June 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides guidance on determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have not yet adopted EITF 07-5, but we are currently assessing the impact that EITF 07-5 may have on our financial position, results of operations, and cash flows.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 25, 2008, we were not involved in any material unconsolidated SPEs.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to market risks related to changes in interest rates, foreign currency exchange rates and equity prices that could impact our financial position and results of operations. Our risk management strategy with respect to these three market risks may include the use of derivative financial instruments. We use derivative contracts only to manage existing underlying exposures of the Company. Accordingly, we do not use derivative contracts for speculative purposes. Our risks and risk management strategy are outlined below. Actual gains and losses in the future may differ materially from the sensitivity analyses presented below based on changes in the timing and amount of interest rates and our actual exposures and hedges.

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

The following table presents the hypothetical changes in fair values of our investments as of October 25, 2008 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			as of	Given an Interest Rate
	Decrease of X Basis Points			October 25,	Increase of X Basis Points
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2008	50 BPS	100 BPS	150 BPS

Debt securities issued by U.S. government and its agencies and municipal obligations	$40,743	$40,670	$40,597	$40,526	$40,453	$40,381	$40,310
Corporate bonds and notes	$144,148	$143,734	$143,420	$143,389	$142,514	$142,113	$141,720

Total	$184,891	$184,404	$184,017	$183,915	$182,967	$182,494	$182,030

The following table presents the hypothetical changes in fair values of our investments as of October 27, 2007 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			as of	Given an Interest Rate
	Decrease of X Basis Points			October 27,	Increase of X Basis Points
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2007	50 BPS	100 BPS	150 BPS

Debt securities issued by U.S. government and its agencies and municipal obligations	$176,787	$173,677	$170,835	$168,223	$165,676	$163,311	$161,120
Corporate bonds and notes	$286,504	$285,999	$285,508	$284,889	$283,984	$282,956	$281,938

Total	$463,291	$459,676	$456,343	$453,112	$449,660	$446,267	$443,058

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

We are also exposed to changes in interest rates as a result of our borrowings under our term loan. Based on outstanding indebtedness of $1.1 billion under our term loan as of October 25, 2008, if market rates average 1% higher in the next twelve months, our interest expense would increase by approximately $43.2 million. Conversely, if market rates average 1% lower in the next twelve months, our interest expense would decrease by approximately $43.2 million.

The following table (in thousands) presents our cash equivalents, short-term investments, and long-term investments subject to interest rate risk and their related weighted-average interest rates as of October 25, 2008. Carrying value approximates fair value.

		Weighted-Average
	Amount	Interest Rate

Cash and cash equivalents	$453,884	1.05%
Short-term investments	152,741	4.89%
Long-term investments	36,120	5.15%

Total	$642,745	2.19%

Our convertible subordinated debt is subject to a fixed interest rate and may be converted into common stock based on a fixed conversion ratio. As of October 25, 2008, the approximate aggregate fair value of the outstanding debt was between $155.5 million and $155.3 million. We estimated the fair value of the outstanding debt by using the high and low prices per $100 of the Company’s 2.25% Notes as of the last day of trading for the fourth fiscal 2008 quarter, which were $90.13 and $90.00, respectively. As of October 27, 2007, the approximate aggregate fair value of the outstanding debt was between $166.2 million and $163.6 million. We estimated the fair value of the outstanding debt by using the high and low prices per $100 of the Company’s 2.25% Notes as of the last day of trading for the fourth fiscal 2007 quarter, which were $96.4 and $94.8, respectively.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for fiscal year 2008 were the Euro, the Japanese Yen, the British Pound and the Singapore Dollar. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. As such, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures. Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge.

As of October 25, 2008, we held $18.5 million in cash flow derivative instruments. As of October 27, 2007, we held an immaterial amount of cash flow derivative instruments. The maximum length of time over which we are hedged as of October 25, 2008 is through May 4, 2009.

Equity Price Risk

We are also exposed to equity price risk inherent in our portfolio of publicly traded equity securities, which had an estimated fair value of $182.3 million at October 25, 2008 and $24.5 million at October 27, 2007. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other-than-temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes. The aggregate cost of our equity investments in non-publicly traded companies was $6.8 million at October 25, 2008 and $5.0 million at October 27, 2007.

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On October 24, 2008, the last reported sale price of our common stock on the NASDAQ Global Select Market was $3.09 per share.

Item 8.	Financial Statements and Supplementary Data

BROCADE COMMUNICATIONS SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Brocade Communications Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Brocade Communications Systems, Inc. and subsidiaries (the Company) as of October 25, 2008 and October 27, 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 25, 2008. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brocade Communications Systems, Inc. and subsidiaries as of October 25, 2008 and October 27, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended October 25, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, effective October 28, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. Also, as discussed in note 2 to the consolidated financial statements, effective October 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, applying the modified prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 25, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 11, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Mountain View, California
December 11, 2008

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	October 25,	October 27,	October 28,
	2008	2007	2006
	(In thousands, except per share amounts)

Net revenues
Product	$1,230,737	$1,076,529	$692,940
Service	236,200	160,334	57,652

Total net revenues	1,466,937	1,236,863	750,592
Cost of revenues
Product	459,850	470,977	269,430
Service	146,715	104,474	35,754

Total cost of revenues	606,565	575,451	305,184

Gross margin
Product	770,887	605,552	423,510
Service	89,485	55,860	21,898

Total gross margin	860,372	661,412	445,408
Operating expenses:
Research and development	255,571	213,311	164,843
Sales and marketing	274,311	211,168	139,434
General and administrative	58,172	46,980	31,089
Legal fees associated with indemnification obligations, SEC investigation and other related costs, net	48,673	46,257	13,654
Provision for class action lawsuit	160,000	—	—
Provision for SEC settlement	—	—	7,000
Amortization of intangible assets	31,484	24,719	2,294
Acquisition and integration costs	682	19,354	9,646
Restructuring costs and facilities lease losses (benefits), net	2,731	—	3,775

Total operating expenses	831,624	561,789	371,735

Income from operations	28,748	99,623	73,673
Interest and other income, net	26,867	38,501	29,098
Interest expense	(10,068)	(6,414)	(7,082)
Gain (loss) on sale of investments, net	(6,874)	13,205	2,663
Loss on impairment of portfolio investments	(8,751)	—	—

Income before provision for income taxes	29,922	144,915	98,352
Income tax provision (benefit)	(137,148)	68,043	30,723

Net income	$167,070	$76,872	$67,629

Net income per share — basic	$0.45	$0.21	$0.25

Net income per share — diluted	$0.43	$0.21	$0.25

Shares used in per share calculation — basic	375,303	362,070	269,602

Shares used in per share calculation — diluted	394,703	377,558	274,142

See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	October 25,	October 27,
	2008	2007
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$453,884	$315,755
Short-term investments	152,741	325,846

Total cash, cash equivalents, and short-term investments	606,625	641,601
Marketable equity securities	—	14,205
Accounts receivable, net of allowances of $5,044 and $6,505 at October 25, 2008 and October 27, 2007, respectively	158,935	175,755
Inventories	21,362	18,017
Deferred tax assets	104,705	22,781
Prepaid expenses and other current assets	49,931	39,841

Total current assets	941,558	912,200
Long-term marketable equity securities	177,380	—
Long-term investments	36,120	137,524
Restricted cash	1,075,079	—
Property and equipment, net	313,379	204,052
Goodwill	268,977	384,376
Intangible assets, net	220,567	272,652
Non-current deferred tax assets	227,795	167
Other assets	37,793	19,129

Total assets	$3,298,648	$1,930,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$167,660	$108,810
Accrued employee compensation	107,994	76,017
Deferred revenue	103,372	94,533
Current liabilities associated with facilities lease losses	13,422	12,807
Liability associated with class action lawsuit	160,000	—
Current portion of long-term debt	43,606	—
Other accrued liabilities	105,804	117,534

Total current liabilities	701,858	409,701
Long-term debt, net of current portion	1,011,399	—
Convertible subordinated debt	169,660	167,498
Non-current liabilities associated with facilities lease losses	15,007	25,742
Non-current liabilities — deferred taxes	—	22,781
Non-current deferred revenue	37,869	36,344
Non-current income tax liability	67,497	—
Other non-current liabilities	13,118	1,376

Total liabilities	2,016,408	663,442

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 371,858 and 387,406 shares at October 25, 2008 and October 27, 2007, respectively	372	387
Additional paid-in capital	1,392,927	1,462,782
Accumulated other comprehensive loss	(85,877)	(1,180)
Accumulated deficit	(25,182)	(195,331)

Total stockholders’ equity	1,282,240	1,266,658

Total liabilities and stockholders’ equity	$3,298,648	$1,930,100

See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated
	Common Stock		Additional	Deferred	Other		Total
	Number of		Paid-in	Stock-Based	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Loss	Deficit	Equity	Income
	(In thousands)

Balance at October 29, 2005	269,695	$270	$855,563	$(3,180)	$(3,974)	$(339,832)	$508,847	$38,287
Issuance of common stock	9,644	10	34,266	—	—	—	34,276	—
Repurchase and retirement of common stock	(421)	—	(3,328)	—	—	—	(3,328)	—
Common stock repurchases	(6,777)	(8)	(40,200)	—	—	—	(40,208)	—
Tax benefit from employee stock plans	—	—	15,792	—	—	—	15,792	—
Stock-based compensation	—	—	30,065	—	—	—	30,065	—
Elimination of deferred stock-based compensation upon adoption of SFAS 123R	—	—	(3,180)	3,180	—	—	—	—
Change in net unrealized gains (losses) on marketable equity securities and investments, net of tax	—	—	—	—	3,037	—	3,037	3,037
Change in cumulative translation adjustments	—	—	—	—	120	—	120	120
Net income	—	—	—	—	—	67,629	67,629	67,629

Balance at October 28, 2006	272,141	$272	$888,978	$—	$(817)	$(272,203)	$616,230	$70,786
Issuance of common stock	18,807	19	100,473	—	—	—	100,492	—
Retirement of common stock	(36)	—	—	—	—	—	—	—
Common stock repurchases	(22,298)	(23)	(191,307)	—	—	—	(191,330)	—
Issuance of common stock for McDATA acquisition	118,792	119	627,774	—	—	—	627,893	—
Tax benefit from employee stock plans	—	—	(77)	—	—	—	(77)	—
Stock-based compensation	—	—	36,941	—	—	—	36,941	—
Change in net unrealized gains (losses) on marketable equity securities, cash flow hedges and investments, net of tax	—	—	—	—	(243)	—	(243)	(243)
Change in cumulative translation adjustments	—	—	—	—	(120)	—	(120)	(120)
Net income	—	—	—	—	—	76,872	76,872	76,872

Balance at October 27, 2007	387,406	$387	$1,462,782	$—	$(1,180)	$(195,331)	$1,266,658	$76,509
Adjustment to accumulated deficit upon adoption of FIN 48	—	—	—	—	—	3,079	3,079	—
Issuance of common stock	8,070	8	46,433	—	—	—	46,441	—
Retirement of common stock	(839)	(1)	(2,149)	—	—	—	(2,150)	—
Common stock repurchases	(22,779)	(22)	(168,310)	—	—	—	(168,332)	—
Tax benefit from employee stock plans	—	—	16,146	—	—	—	16,146	—
Stock-based compensation	—	—	38,025	—	—	—	38,025	—
Change in net unrealized gains (losses) on marketable equity securities, cash flow hedges and investments	—	—	—	—	(75,432)	—	(75,432)	(75,432)
Change in cumulative translation adjustments	—	—	—	—	(9,265)	—	(9,265)	(9,265)
Net income	—	—	—	—	—	167,070	167,070	167,070

Balance at October 25, 2008	371,858	$372	$1,392,927	$—	$(85,877)	$(25,182)	$1,282,240	$82,373

See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	October 25,	October 27,	October 28,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$167,070	$76,872	$67,629
Adjustments to reconcile net income to net cash provided by operating activities:
Release of valuation allowance	(185,176)	—	—
Excess tax benefit from employee stock plans	(16,146)	77	(15,792)
Depreciation and amortization	120,178	101,416	34,731
Loss on disposal of property and equipment	3,181	1,213	438
Amortization of debt issuance costs	319	—	1,430
Net (gains) losses on investments and marketable equity securities	15,327	(11,694)	(2,685)
Provision for doubtful accounts receivable and sales allowances	6,614	5,401	3,526
Provision for SEC settlement	—	—	7,000
Non-cash compensation expense	39,036	36,942	31,407
Non-cash facilities lease loss expense (benefit)	(582)	—	3,775
Capitalization of interest cost	(970)	—	—
Changes in assets and liabilities:
Accounts receivable	17,143	27,414	(31,244)
Inventories	(3,345)	3,481	2,062
Prepaid expenses and other assets	25,200	26,429	(19,797)
Deferred tax assets	(58,104)	(22,906)	(42)
Accounts payable	40,550	10,075	32,963
Accrued employee compensation	30,242	(37,473)	25,080
Deferred revenue	10,185	17,162	15,390
Other accrued liabilities	77,311	(55,967)	15,858
Liabilities associated with facilities lease losses	(9,538)	(8,039)	(4,869)
Liability associated with class action lawsuit	160,000	—	—

Net cash provided by operating activities	438,495	170,403	166,860

Cash flows from investing activities:
Purchases of short-term investments	(169,016)	(571,357)	(325,884)
Purchases of long-term investments	(37,731)	(200,239)	(40,267)
Purchases of marketable equity securities	(248,431)	(15,930)	—
Purchases of non-marketable minority equity investments	(1,436)	(5,000)	(4,575)
Proceeds from maturities and sale of short-term investments	448,385	764,939	363,873
Proceeds from maturities and sale of long-term investments	22,483	12,614	—
Proceeds from sale of marketable equity securities and equity investments	9,926	11,694	10,185
Proceeds from maturities of restricted short-term investments	—	—	281,414
Purchases of property and equipment	(144,071)	(56,538)	(30,430)
Proceeds from sale of property and equipment	—	1,336	—
(Increase) decrease in restricted cash	(1,075,079)	12,422	—
Cash paid in connection with pending acquisition of Foundry Networks, Inc.	(1,000)	—	—
Net cash acquired (paid) in connection with acquisitions	(43,554)	139,703	(52,829)
Cash placed in escrow in connection with acquisition of NuView, Inc.	—	—	(7,058)

Net cash provided by (used in) investing activities	(1,239,524)	93,644	194,429

Cash flows from financing activities:
Payments on capital lease obligations	—	(735)	—
Common stock repurchases	(168,293)	(191,293)	(40,206)
Proceeds from issuance of common stock, net	42,418	100,638	34,255
Proceeds from term loan	1,054,425	—	—
Termination of interest rate swap	—	(4,989)	—
Redemption of outstanding convertible debt	—	(124,185)	(278,883)
Excess tax benefit from employee stock plans	16,146	(77)	15,792

Net cash provided by (used in) financing activities	944,696	(220,641)	(269,042)

Effect of exchange rate fluctuations on cash and cash equivalents	(5,538)	(2,019)	120

Net increase in cash and cash equivalents	138,129	41,387	92,367
Cash and cash equivalents, beginning of year	315,755	274,368	182,001

Cash and cash equivalents, end of year	$453,884	$315,755	$274,368

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,881	$3,882	$8,916

Cash paid for income taxes	$9,618	$17,800	$12,911

Supplemental schedule of non-cash investing activities:
Issuance of common stock for McDATA acquisition	$—	$627,893	$—

See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations of Brocade

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

The Server Edge and Storage (“SES”) operating unit includes the new host bus adapters (“HBAs”) and Intelligent Server Adapter initiatives, as well as the SAN switch modules for bladed servers and embedded switches for blade servers.

The Services, Support and Solutions (“S3”) operating unit includes services that assist customers with consulting and support in designing, implementing, deploying and managing data center enterprise solutions as well as post-contract customer support (“PCS”).

The Files (“Files”) operating unit includes the Brocade family of File Area Network (“FAN”) solutions which includes both software and hardware offerings for more effectively managing file data and storage resources. The Company anticipates that after the close of the acquisition of Foundry Networks, Inc. (“Foundry”), the Files operating unit will be merged into certain operations of Foundry.

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

2.	Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Fiscal years 2008, 2007 and 2006 are 52-week fiscal years.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Brocade Communications Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

On October 7, 2008, the Company entered into a credit agreement under which the Company borrowed $1,100.0 million under a term loan facility. The proceeds of the term loan were deposited into a restricted securities account pending the closing of the acquisition of Foundry and other release conditions. The Company also deposited an additional $20.7 million of funds into the restricted securities account to cover the interest on the term loan for the period commencing on October 7, 2008 through December 31, 2008, pursuant to the terms of the credit agreement. As of October 25, 2008, $1,075.1 million of restricted cash, net of the $45.6 million discount related to the term loan, is included in the Company’s Consolidated Balance Sheet.

Investments and Equity Securities

Investment securities with an original or remaining maturity of more than three months but less than one year at the date of purchase are considered short-term investments. Investment securities with an original or remaining maturity of one year or more at the date of purchase and which the Company has the ability and intent to hold are considered long-term investments. Short-term and long-term investments consist of debt securities issued by United States government and its agencies, municipal government obligations, and corporate bonds and notes. Short-term and long-term investments are maintained at four major financial institutions, are classified as available-for-sale and are recorded on the accompanying Consolidated Balance Sheets at fair value. Fair value is determined using quoted market prices for those securities or similar financial instruments.

Equity securities consist of equity holdings in public companies and are classified as available-for-sale when there are no restrictions on the Company’s ability to immediately liquidate such securities. Marketable equity securities are recorded on the accompanying Consolidated Balance Sheets at fair value. Fair value is determined using quoted market prices for those securities.

Unrealized holding gains and losses related to the Company’s investments and equity securities are included as a separate component of accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets, net of any related tax effect. Realized gains and losses are calculated based on the specific identification method and are included in interest and other income, net, on the Consolidated Statements of Income.

The Company recognizes an impairment charge when the declines in the fair values of its investments and equity securities below the cost basis are assessed to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

From time to time the Company makes equity investments in non-publicly traded companies. These investments are included in other assets on the accompanying Consolidated Balance Sheets and are generally accounted for under the cost method as the Company does not have the ability to exercise significant influence over the respective investee’s operating and financial policies nor does it have a liquidation preference that is substantive. The Company monitors its investments in non-publicly traded companies for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income, net, on the Consolidated Statements of Income. Factors considered in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition, going concern considerations such as the rate at which the investee company utilizes cash and the investee company’s ability to obtain additional private financing to fulfill

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its stated business plan, the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes, and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary. As of October 25, 2008 and October 27, 2007, the carrying value of the Company’s equity investments in non-publicly traded companies was $6.8 million and $5.0 million, respectively.

On February 13, 2007, one of the non-publicly traded companies that the Company had an equity investment in completed its initial public offering. Subject to the agreement, there was a lockup period not to exceed 180 days following the effective date of the registration statement filed under the Securities Act of 1933, as amended, during which the Company could not sell or otherwise transfer any securities. As of October 27, 2007, the Company sold all 735,293 shares of stock for a total of $11.7 million. The carrying value of the investment immediately before the disposal was zero. The initial investment was impaired in two installments in October 2001 and January 2003.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, approximate cost because of their short maturities. The fair value of the Company’s investments and marketable equity securities is determined using quoted market prices for those securities or similar financial instruments. The fair value of the Company’s term loan approximates the carrying value due to the variable based interest on such debt. The fair value of the Company’s convertible subordinated debt is determined using the high and low prices on the market for the convertible debt.

Derivative Financial Instruments

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. The derivatives entered into by the Company qualify for, and are designated as, fair value hedges and foreign currency cash flow hedges as defined in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, incorporating FASB Statements No. 137, 138 and 149 (collectively “SFAS 133”).

The derivatives are recognized on the Consolidated Balance Sheets at their respective fair values. Unrealized gain positions are recorded as other current assets. Unrealized loss positions are recorded as other liabilities or other non-current liabilities. Changes in fair values of outstanding cash flow hedges that are highly effective, as defined in SFAS 133, are recorded in other comprehensive income until earnings are affected by the variability of cash flows of the underlying hedged transaction. In most cases, amounts recorded in other comprehensive income will be released to earnings at maturity of the related derivative. The recognition of effective hedge results offsets the gains or losses on the underlying exposure. Cash flows from derivative transactions are classified according to the nature of the risk being hedged.

The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. This documentation includes linking all derivatives either to specific assets and liabilities on the Consolidated Balance Sheets or specific firm commitments or forecasted transactions. The Company also formally assesses both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

The Company discontinues hedge accounting prospectively when (i) the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) the derivative expires or is sold, terminated or exercised; (iii) it is no longer probable

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate.

When the Company discontinues hedge accounting, but it continues to be probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income (loss) and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is no longer probable that a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gain or loss that was in accumulated other comprehensive income (loss) will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the Consolidated Balance Sheet until maturity and will recognize future changes in the fair value in current period earnings. Any hedge ineffectiveness is recorded in current period earnings in interest and other income, net. Effectiveness is assessed based on the comparison of current forward rates to the rates established on the Company’s hedges.

Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out method. Inventory costs include material, labor and overhead. The Company records inventory write-downs based on excess and obsolete inventory determined primarily by future demand forecast. A portion of the Company’s inventory is located offsite at a customer’s hubs and at contract manufacturers’ locations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. An estimated useful life of four years is used for furniture and fixtures, computer equipment and software, except for the Company’s enterprise-wide, integrated business information system which is depreciated over five to seven years. Estimated useful lives of up to four years are used for engineering and other equipment and an estimated useful life of thirty years is used for buildings. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life of the asset or the remaining term of the lease.

Accrued Employee Compensation

Accrued employee compensation consists of accrued wages, commissions, bonuses, payroll taxes, vacation, payroll deductions for the Company’s employee stock purchase plan (“ESPP”) and other employee benefit payroll deductions.

Goodwill and Intangible Assets

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill be capitalized at cost and tested annually for impairment. The Company evaluates goodwill on an annual basis during its second fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s implied fair value. Events which might indicate impairment include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, material negative changes in relationships with significant customers, and/or a significant decline in the Company’s stock price for a sustained period. During the three months ended October 25, 2008, the Company performed an analysis considering events and circumstances that could have an adverse impact on the fair value of the operating units of the Company, including the current economic environment, its operating results, and the

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decline in its market capitalization. The Company concluded that there were no events or change in circumstances that indicate the carrying amount of goodwill of the operating units may not be recoverable.

For purposes of SFAS 142, the Company conducts a two-step goodwill impairment test at the reporting unit level, which the Company has determined to be at the operating unit level. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company performs the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. To determine the reporting unit’s fair value in fiscal year 2008, the Company utilized the income valuation approach as well as the market valuation approach. The income approach provides an estimate of the fair value of the reporting unit based on the cash flows that the reporting unit can be expected to generate over its remaining life. The market approach provides an estimate of the fair value of the reporting unit by comparing it to publicly traded companies in similar lines of business. No goodwill impairment was recorded for the periods presented.

Intangible assets other than goodwill are amortized over their estimated useful lives, unless the Company has determined these lives to be indefinite. Intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful life of the respective asset. In addition, intangible assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company performs an impairment test for long-lived assets on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Examples of such events or circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the Company’s business, significant negative industry or economic trends, and/or a significant decline in the Company’s stock price for a sustained period. Impairment is recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. No intangible assets impairment was recorded for the periods presented.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments, and accounts receivable. Cash, cash equivalents, restricted cash, and short-term and long-term investments are primarily maintained at four major financial institutions in the United States. Deposits held with banks may be redeemed upon demand and may exceed the amount of insurance provided on such deposits. The Company principally invests in United States government debt securities, United States government agency debt securities, and corporate bonds and notes, and limits the amount of credit exposure to any single entity.

A majority of the Company’s trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of October 25, 2008, three customers accounted for 30%, 17% and 14%, respectively, of total accounts receivable. As of October 27, 2007, three customers accounted for 21%, 17% and 13%, respectively, of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances, and other allowances. While the Company has not experienced material credit losses in any of the periods presented, there can be no assurance that the Company will not experience material credit losses in the future.

For the fiscal years ended October 25, 2008, October 27, 2007 and October 28, 2006, three customers each represented ten percent or more of the Company’s total net revenues for a combined total of 65%, 68% and 73% of total net revenues, respectively. The level of sales to any one of these customers may vary, and the loss of, or a

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers could seriously harm the Company’s financial condition and results of operations.

The Company currently relies on single and limited sources for several key components used in the manufacture of its products. Additionally, the Company relies on one contract manufacturer for a significant portion of the production of its products. The inability of any single or limited source supplier to fulfill supply, or the inability of a contract manufacturer to fulfill production requirements, could have a material adverse effect on the Company’s future operating results.

The Company’s business is concentrated in the SAN industry, which from time to time has been impacted by unfavorable economic conditions and reduced IT spending rates. Accordingly, the Company’s future success depends upon the buying patterns of customers in the SAN industry, their response to current and future IT investment trends and the continued demand by such customers for the Company’s products. The Company’s future success, in part, will depend upon its ability to enhance its existing products and to develop and introduce, on a timely basis, new cost-effective products and features that keep pace with technological developments and emerging industry standards.

Revenue Recognition

Product revenue.  Product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. However, for newly introduced products, many of the Company’s large OEM customers require a product qualification period during which the Company’s products are tested and approved by the OEM customers for sale to their customers. Revenue recognition and related cost are deferred for shipments to new OEM customers and for shipments of newly introduced products to existing OEM customers until satisfactory evidence of completion of the product qualification has been received from the OEM customer. Revenue from sales to the Company’s master reseller customers is recognized in the same period in which the product is actually sold by the master reseller (sell-through).

The Company reduces revenue for estimated sales allowances, sales programs, and other allowances at the time of shipment. Sales allowances, sales programs, and other allowances are estimated based upon historical experience, current trends and the Company’s expectations regarding future experience. In addition, the Company maintains allowances for doubtful accounts, which are also accounted for as a reduction in revenue. The allowance for doubtful accounts is estimated based upon analysis of accounts receivable, historical collection patterns, customer concentrations, customer creditworthiness, current economic trends, changes in customer payment terms and practices, and customer communication.

Service revenue.  Service revenue consists of training and maintenance arrangements, including PCS and other professional services. PCS services are offered under renewable, annual fee-based contracts or as part of multiple-element arrangements and typically include upgrades and enhancements to the Company’s operating system software and telephone support. Revenue related to PCS elements is deferred and recognized ratably over the contractual period. PCS contracts are typically one to three years in length. Professional services are offered under fee-based contracts or as part of multiple-element arrangements. Professional service revenue is recognized when services are completed. Training revenue is recognized upon completion of the training.

Multiple-element arrangements.  The Company’s multiple-element product offerings include computer hardware and software products and support services. The Company also sells certain software products and support services separately. The Company’s software products are essential to the functionality of its hardware products and are, therefore, accounted for in accordance with Statement of Position 97-2, “Software Revenue Recognition,” as amended. The Company allocates revenue to each element in a multiple-element arrangement based upon vendor-specific objective evidence (“VSOE”) of the fair value of the element, or if VSOE is not available for the delivered element, by application of the residual method. In the application of the residual method, the Company allocates revenue to the undelivered elements based on VSOE for those elements and allocates the

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

residual revenue to the delivered elements. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each element.

Warranty Expense

The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience, current trends and the Company’s expectations regarding future experience.

Foreign Currency

The financial statements of the Company’s international subsidiaries have been translated into U.S. dollars. Assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expenses are translated into U.S. dollars at the average exchange rates during the period. The resulting translation adjustments are included in the Company’s Consolidated Balance Sheets in the stockholders’ equity section as a component of accumulated other comprehensive loss.

The Company is exposed to market risk related to fluctuations in foreign currency exchange rates because operating expenses and the assets and liabilities of its international subsidiaries are denominated in foreign currencies. The Company uses forward exchange contracts to address the risk of certain currency fluctuations. For amounts not associated with forward contracts, gains and losses from transactions denominated in foreign currencies are included in the Company’s net income as part of interest and other income, net, in the accompanying Consolidated Statements of Income. The Company recognized foreign currency transaction gains and (losses) of $4.6 million, $2.2 million and $(0.1) million for the years ended October 25, 2008, October 27, 2007 and October 28, 2006, respectively.

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

Costs related to internally developed software and software purchased for internal use are capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” During the year ended October 28, 2000, the Company purchased an enterprise-wide, integrated business information system. Subsequently, the business information system was upgraded during fiscal years 2006 and 2007. As of October 25, 2008 and October 27, 2007, a net book value of $7.5 million and $10.3 million, respectively, related to the purchase and subsequent implementation and upgrade of this system was included in property and equipment, net. These costs are being depreciated over the estimated useful lives of five to seven years.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs were $8.4 million for the year ended October 25, 2008 and were immaterial for the years ended October 27, 2007 and October 28, 2006.

Capitalized Interest Costs

Interest costs related to major construction projects, specifically the Company campus project, are capitalized until the asset is ready for service in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost,” as amended. Capitalized interest is calculated by multiplying the weighted-

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average interest rate on the convertible debt by the qualifying costs. Interest capitalized may not exceed gross interest expense for the period. As the qualifying asset is moved to the depreciation and amortization pool, the related capitalized interest is also transferred and is amortized over the useful life of the related asset. Interest costs of $1.4 million were capitalized for the year ended October 25, 2008. No interest costs were capitalized for the years ended October 27, 2007 and October 28, 2006.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts, along with net operating loss carryforwards and credit carryforwards. A valuation allowance is recognized to the extent that it is more likely than not that the tax benefits will not be realized.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), effective at the beginning of fiscal year 2008. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Recognition of a tax position is determined when it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. Upon its adoption of FIN 48, the Company applied the provisions of FIN 48 to all income tax positions. The cumulative effect of applying the provisions of FIN 48 in the amount of $3.1 million has been reported as an adjustment to the opening balance of accumulated deficit on the Company’s Consolidated Balance Sheet as of the beginning of fiscal year 2008.

Computation of Net Income per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed using the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period that have a dilutive effect on earnings per share. Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock units and awards and assumed issuance of stock under the employee stock purchase plan using the treasury stock method, and the assumed conversion of outstanding convertible subordinated debt using the if-converted method.

Stock-Based Compensation

Effective October 30, 2005, the Company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”), as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided for under SFAS 123R and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized beginning in the first quarter of fiscal year 2006 includes (i) amortization related to the remaining unvested portion of stock-based awards granted prior to October 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”; and (ii) amortization related to stock options and restricted stock granted subsequent to October 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In addition, the Company records stock-based compensation expense over the offering period and vesting term in connection with shares issued under its employee stock purchase plan. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award under a graded vesting method.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to October 30, 2005, the Company accounted for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), whereby the difference between the exercise price and the fair market value on the date of grant is recognized as stock-based compensation expense. Under the intrinsic value method of accounting, no stock-based compensation expense was recognized in the Company’s Consolidated Statements of Income when the exercise price of the Company’s employee stock option grant equaled the market price of the underlying common stock on the date of grant, and the measurement date of the option grant was certain. The measurement date is certain when the date of grant is fixed and determinable. Prior to October 30, 2005, when the measurement date was not certain, the Company recorded stock-based compensation expense using variable accounting under APB 25. From May 1999 through July 2003, the Company granted 98.8 million options that were subject to variable accounting under APB 25 because the measurement date of the options granted was not certain. Effective October 30, 2005, for awards where the measurement date is not certain, the Company began recording stock-based compensation expense under SFAS 123R. Under SFAS 123R, the Company remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised.

On November 10, 2005, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FAS 123R-3”). The Company elected to adopt the alternative transition method provided in FAS 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statement of cash flows of the tax effects of employee stock-based compensation awards that were outstanding upon the implementation of SFAS 123R.

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the useful lives of fixed assets, allowances for doubtful accounts and sales returns, inventory and warranty reserves, facilities lease losses, fixed asset, intangible asset, goodwill and investment impairment charges, accrued liabilities and other reserves, taxes, and contingencies. Actual results may differ materially from these estimates.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 15, 2007. The Company has not yet adopted SFAS 159, but is currently assessing the impact that SFAS 159 may have on its financial position, results of operations, and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R requires the acquirer in a business combination to recognize assets and liabilities assumed at their fair values and to recognize acquisition-related costs separately from the acquisition. SFAS 141R will be effective for the Company in fiscal year 2010, with early adoption prohibited. The Company is evaluating the potential impact of the implementation of SFAS 141R on its financial position and results of operations.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

within those fiscal years. The Company has not yet adopted EITF 07-5, but is currently assessing the impact that EITF 07-5 may have on its financial position, results of operations, and cash flows.

3.	Acquisitions

Strategic Business Systems, Inc.

On March 17, 2008, the Company completed its acquisition of Strategic Business Systems, Inc. (“SBS”), a privately held provider of IT professional services for medium-size and large enterprises in both the commercial and federal government sectors. This acquisition expanded the Company’s professional service offerings and was consistent with its goal of building an end-to-end services portfolio.

The results of operations of SBS are included in the accompanying Consolidated Statements of Income from the date of the acquisition. The Company does not consider the acquisition of SBS to be material to its results of operations and is therefore not presenting pro forma financial information of operations for the fiscal years ended October 25, 2008 and October 27, 2007.

McDATA Corporation

On January 29, 2007, the Company completed its acquisition of McDATA Corporation (“McDATA”) by the merger of Worldcup Merger Corporation (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of the Company, with and into McDATA, in accordance with the Agreement and Plan of Reorganization, dated as of August 7, 2006, as amended, by and among the Company, Merger Sub and McDATA, which is hereafter referred to as the McDATA Merger Agreement. As a result of the merger, McDATA is now a wholly-owned subsidiary of the Company. McDATA provides storage networking and data infrastructure solutions.

Pursuant to the terms of the McDATA Merger Agreement, each outstanding share of Class A and Class B common stock of McDATA was converted into the right to receive 0.75 of a share of the Company’s common stock. Additionally, each outstanding option to purchase McDATA Class A or Class B common stock was assumed by the Company and now represents an option to acquire shares of common stock of the Company, subject to the applicable conversion ratio, on the terms and conditions set forth in the McDATA Merger Agreement. Based on Brocade’s closing stock price on January 26, 2007, the transaction was valued at approximately $658.9 million.

The results of operations of McDATA are included in the accompanying Consolidated Statements of Income from the date of the acquisition. The Company considers the acquisition of McDATA to be material to its results of operations and is therefore presenting pro forma financial information for the fiscal years ended October 27, 2007 and October 28, 2006.

The following unaudited pro forma financial information presents a summary of the results of operations of the Company assuming the acquisition of McDATA occurred at the beginning of each of the fiscal years presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the fiscal years presented, nor is it indicative of future operating results:

	Year Ended
	October 27,	October 28,
	2007(1)	2006(2)
	In thousands, except per share amounts

Total net revenues	$1,392,952	$1,406,884
Pretax income (loss)	105,732	(22,734)
Net income (loss)	37,220	(53,189)
Basic net income (loss) per share	$0.10	$(0.14)

(1)	The unaudited pro forma financial results for the year ended October 27, 2007 include Brocade’s historical results for the twelve months ended October 27, 2007 and McDATA’s historical results for the three months

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended October 31, 2006, including amortization related to fair value adjustments based on the fair values of assets acquired and liabilities assumed and deferred compensation recognized as of the McDATA acquisition date of January 29, 2007.

(2)	The unaudited pro forma financial results for the year ended October 28, 2006 include Brocade’s historical results for the twelve months ended October 28, 2006 and McDATA’s historical results for the three months ended January 31, 2006 and nine months ended October 31, 2006.

The total purchase price was $658.9 million, which included direct acquisition costs of $23.4 million.

In connection with this acquisition, the Company allocated the total purchase consideration to the net assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date, resulting in initial goodwill of approximately $370.3 million which is not expected to be deductible for income tax purposes. The following table summarizes the initial allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Amount

Assets acquired:
Cash and cash equivalents	$147,407
Short-term investments	78,315
Accounts receivable, net	108,426
Inventories, net	12,559
Property and equipment, net	90,015
Identifiable intangible assets
Tradename	10,341
Core/Developed technology	147,191
Customer relationships	157,501
Deferred tax assets	127,651
Goodwill	370,296
Other assets	112,887

Total assets acquired	1,362,589
Liabilities assumed:
Deferred tax liabilities	127,651
Debt assumed	282,050
Other liabilities	293,971

Total liabilities assumed	703,672

Net assets acquired	$658,917

During the year ended October 27, 2007, the Company determined it was appropriate to record certain adjustments to the fair values of assets acquired and liabilities assumed from McDATA (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements).

Silverback Systems, Inc.

On January 5, 2007, the Company completed its acquisition of Silverback Systems, Inc. (“Silverback”), a privately held provider of network acceleration technology headquartered in Campbell, California. This acquisition further enables the Company to provide Ethernet-based solutions for data center networks.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations of Silverback are included in the accompanying Consolidated Statements of Income from the date of the acquisition. The Company does not consider the acquisition of Silverback to be material to its results of operations and is therefore not presenting pro forma financial information of operations for the fiscal years ended October 27, 2007 and October 28, 2006.

The total purchase price was $7.8 million, which consisted of $4.5 million in cash consideration and $3.3 million related to cash settlement of debt assumed. Of the $4.5 million cash consideration, $1.2 million was held in escrow for a period of 18 months from the transaction date and was released subject to certain contingencies in the fourth quarter of fiscal year 2008. In addition, the Company paid direct acquisition costs of $0.4 million in fiscal year 2007.

Pending Acquisition

On July 21, 2008, the Company entered into a definitive agreement to acquire Foundry, a performance and total solutions provider of network switching and routing. On November 7, 2008, Brocade and Foundry entered into an amendment to the agreement which revised the terms of the merger consideration and other certain matters (see Note 19, “Subsequent Events,” of the Notes to Consolidated Financial Statements). The Company expects the acquisition to close in the fourth quarter of calendar year 2008.

Acquisition-Related Compensation Expense

For the year ended October 25, 2008, no acquisition-related compensation expense has been recorded related to the acquisition of SBS in March 2008. Additionally, for the year ended October 27, 2007, the Company recorded total acquisition-related retention and bonus compensation expense of $7.2 million. Of that amount, $3.2 million was related to the acquisition of McDATA in January 2007, $2.8 million was related to the acquisition of NuView, Inc. in March 2006 and $1.2 million was related to the acquisition of Silverback in January 2007. For the year ended October 28, 2006, the Company recorded acquisition-related bonus compensation expense of $6.4 million.

4.	Goodwill and Intangible Assets

During the second quarter of fiscal year 2008, the Company allocated goodwill to each operating unit as defined by SFAS 142. The following table summarizes the goodwill activity by reportable segment during the year ended October 25, 2008 (in thousands):

		Services,
	Data Center	Support and
	Infrastructure	Solutions	Other	Total

Balance at October 27, 2007	$—	$—	$—	$384,376
Tax adjustment(1)	—	—	—	(19,726)

Balance at January 26, 2008	235,439	59,255	69,956	364,650
Goodwill acquired	—	20,873	—	20,873
Tax adjustment(2)	(56,767)	(31,154)	(2,470)	(90,391)

Balance at April 26, 2008	178,672	48,974	67,486	295,132
Tax adjustment(3)	(9,537)	(5,234)	—	(14,771)
Other adjustments	(14)	—	—	(14)

Balance at July 26, 2008	169,121	43,740	67,486	280,347
Tax adjustment(4)	(7,152)	(3,926)	—	(11,078)
Other adjustments	(292)	—	—	(292)

Balance at October 25, 2008	$161,677	$39,814	$67,486	$268,977

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The goodwill adjustment of $19.7 million was primarily a result of the realization of deferred tax assets of acquired companies.

(2)	The goodwill adjustment of $90.4 million was primarily a result of recording deferred tax assets of acquired companies due to the valuation allowance release.

(3)	The goodwill adjustment of $14.8 million was primarily a result of the realization of deferred tax assets of acquired companies.

(4)	The goodwill adjustment of $11.1 million was primarily a result of the realization of deferred tax assets of acquired companies.

The changes in the Company’s carrying value of goodwill during the year ended October 27, 2007 consisted of the following (in thousands):

Balance at October 28, 2006	$41,013
Goodwill acquired from Silverback acquisition	8,408
Goodwill acquired from McDATA acquisition(1)	334,955

Balance at October 27, 2007	$384,376

(1)	During the year ended October 27, 2007, the Company recorded the following adjustments to the fair value of assets acquired and liabilities assumed from McDATA:

Balance at April 28, 2007	$370,296
Adjustments related to inventory purchase commitments	2,594
Adjustment related to tax liabilities, net	(45,084)
Fair value adjustment related to debt assumed	6,038
Other adjustments	1,111

Balance at October 27, 2007	$334,955

The Company amortizes intangible assets over useful lives ranging from 6 months to 14 years. Intangible assets as of October 25, 2008 consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

Tradename	$14,873	$6,971	$7,902
Core/Developed technology	154,754	71,202	83,552
Customer relationships	179,412	50,654	128,758
Non-compete agreements	970	615	355

Total intangible assets	$350,009	$129,442	$220,567

Intangible assets as of October 27, 2007 consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

Tradename	$11,373	$3,089	$8,284
Core/Developed technology	154,454	34,929	119,525
Customer relationships	167,011	22,317	144,694
Non-compete agreements	371	222	149

Total intangible assets	$333,209	$60,557	$272,652

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended October 25, 2008, amortization expense related to intangible assets of $37.4 million was included in cost of revenues and $31.5 million was included in operating expenses on the Consolidated Statement of Income. For the year ended October 27, 2007, amortization expense related to intangible assets of $34.0 million was included in cost of revenues and $24.7 million was included in operating expenses on the Consolidated Statement of Income.

The following table presents the estimated future amortization of intangible assets as at October 25, 2008 (in thousands):

Future
Estimated
Fiscal Year	Amortization

2009	$66,356
2010	53,230
2011	43,257
2012	29,902
2013	17,543
Thereafter	10,279

Total	$220,567

5.	Liabilities Associated with Facilities Lease Losses

During the three months ended January 27, 2007, the Company recorded a charge of $0.6 million related to estimated facilities lease losses, net of expected sublease income, as a result of the acquisition of Silverback. During the three months ended April 28, 2007, the Company recorded a purchase accounting adjustment of $26.3 million related to estimated facilities lease losses, net of expected sublease income, as a result of the acquisition of McDATA. During the three months ended October 27, 2007, the Company recorded an additional purchase accounting adjustment of $3.6 million related to estimated facilities lease losses, net of expected sublease income, as a result of the acquisition of McDATA.

As of October 25, 2008, the Company had $28.4 million in facilities lease loss reserve related to future lease commitments, net of expected sublease income. The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary.

The following table summarizes the activity related to the facilities lease loss reserve, net of expected sublease income (in thousands):

Lease Loss
Reserve

Reserve balance at October 28, 2006	$16,036
Additional reserve booked as a result of acquisitions in first and second fiscal quarters in 2007 and adjustment in fourth fiscal quarter 2007	30,642
Cash payments on facilities leases	(8,207)
Non-cash charges and other adjustments, net	78

Reserve balance at October 27, 2007	$38,549
Cash payments on facilities leases	(9,578)
Non-cash charges and other adjustments, net	(542)

Reserve balance at October 25, 2008	$28,429

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2017.

6.	Balance Sheet Details

The following tables provide details of selected balance sheet items (in thousands):

	October 25,	October 27,
	2008	2007

Inventories:
Raw materials	$5,596	$11,860
Finished goods	15,766	6,157

Total	$21,362	$18,017

Property and equipment, net:
Computer equipment and software	$117,167	$102,643
Engineering and other equipment	208,613	182,640
Furniture and fixtures	12,066	11,152
Leasehold improvements	58,651	56,052
Land and building	80,882	79,523
Company campus(1)	103,007	—

Subtotal	580,386	432,010
Less: Accumulated depreciation and amortization	(267,007)	(227,958)

Total	$313,379	$204,052

(1)	In connection with the purchase of the property located in San Jose, California, the Company also engaged a third party as development manager to manage the development and construction of improvements on the property, which is still in progress. Included in the $103.0 million in Company campus as of October 25, 2008 is $8.0 million that the Company has agreed to pay the developer in the event that Brocade decides to transfer any part of the Company campus project prior to May 22, 2011.

	October 25,	October 27,
	2008	2007

Other accrued liabilities:
Income taxes payable	$6,749	$46,739
Accrued warranty	5,051	5,923
Inventory purchase commitments	17,332	23,176
Accrued sales programs	13,438	11,245
Other	63,234	30,451

Total	$105,804	$117,534

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Investments and Equity Securities

The following table summarizes the Company’s investments and equity securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

October 25, 2008
Debt securities issued by U.S. government and its agencies and municipal obligations	$40,504	$44	$(22)	$40,526
Corporate bonds and notes	146,457	206	(3,274)	143,389
Marketable equity securities	253,378	—	(71,052)	182,326

Total	$440,339	$250	$(74,348)	$366,241

Reported as:
Short-term investments				$152,741
Long-term investments and marketable equity securities				213,500

Total				$366,241

October 27, 2007
Debt securities issued by U.S. government and its agencies and municipal obligations	$168,064	$175	$(17)	$168,222
Corporate bonds and notes	284,711	702	(524)	284,889
Marketable equity securities	26,189	—	(1,725)	24,464

Total	$478,964	$877	$(2,266)	$477,575

Reported as:
Short-term investments and marketable equity securities				$340,051
Long-term investments				137,524

Total				$477,575

At October 25, 2008 and October 27, 2007, net unrealized holding losses of $76.8 million and $1.4 million, respectively, were included in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets. The Company has the intent and ability to hold these investments for a period of time to allow for any anticipated recovery in market value. Marketable equity securities are held for purposes other than trading and are classified as available-for-sale. There were no impairment charges on marketable equity securities during the year ended October 25, 2008.

The Company also determined that the declines in the fair value for certain of its portfolio investments primarily associated with non-marketable investments were other than temporary due to the significant deterioration of the financial condition of the investees. This resulted in the Company recording $8.8 million in loss on impairment of portfolio investments for the year ended October 25, 2008.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the breakdown of the investments with unrealized losses as at October 25, 2008 and October 27, 2007 (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

October 25, 2008
Debt securities issued by U.S. government and its agencies and municipal obligations	$40,526	$(22)	$—	$—	$40,526	$(22)
Corporate bonds and notes	107,269	(2,361)	36,120	(913)	143,389	(3,274)
Marketable equity securities	—	—	182,326	(71,052)	182,326	(71,052)

Total	$147,795	$(2,383)	$218,446	$(71,965)	$366,241	$(74,348)

October 27, 2007
Debt securities issued by U.S. government and its agencies and municipal obligations	$19,884	$(17)	$—	$—	$19,884	$(17)
Corporate bonds and notes	95,249	(380)	27,390	(144)	122,639	(524)
Marketable equity securities	14,205	(1,725)	—	—	14,205	(1,725)

Total	$129,338	$(2,122)	$27,390	$(144)	$156,728	$(2,266)

The Company had $71.1 million in gross unrealized losses in connection with its marketable equity securities due to the overall weakening economy and current market crisis. The Company has the intent and ability to hold these investments for a period of time to allow for any anticipated recovery in market value. The remaining gross unrealized losses related to fixed income securities were due to changes in interest rates. Also, substantially all of the Company’s fixed income securities are rated investment grade or better. In addition, the Company’s management determined that the gross unrealized losses on its investments are temporary in nature as at October 25, 2008 and October 27, 2007. The Company reviews its investments to identify and evaluate investments that have indications of potential impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the maturities of the Company’s investments in debt securities issued by United States government and its agencies, municipal government obligations and corporate bonds and notes as of October 25, 2008 (in thousands):

	Amortized
	Cost	Fair Value

Less than one year	$150,019	$147,795
Due in 1 — 2 years	36,942	36,120

Total	$186,961	$183,915

8.	Borrowings

Senior Secured Credit Facility

On October 7, 2008, the Company entered into a credit agreement with lenders party thereto, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Morgan Stanley Senior Funding, Inc., as

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

syndication agent, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, HSBC Bank USA National Association and Keybank National Association, as co-documentation agents. The credit agreement provides for (i) a five-year $1,100.0 million term loan facility and (ii) a five-year $125.0 million revolving credit facility, which includes a $25.0 million swing line loan subfacility and a $25.0 million letter of credit subfacility.

The net proceeds of the term loan facility are expected to be used to finance a portion of the Company’s acquisition of Foundry, a Delaware corporation, pursuant to an Agreement and Plan of Merger, which the Company entered into on July 21, 2008, as well as to the Amendment to the Agreement and Plan of Merger, which the Company entered into on November 7, 2008 (as amended, the “Foundry Merger Agreement”).

A small portion of the proceeds from the $125.0 million revolving credit facility will be used to finance the merger, and, after the merger, the proceeds of the revolving credit facility may be used for ongoing working capital and other general corporate purposes. The term loan facility and revolving credit facility are referred to together as the “Senior Secured Credit Facility.” No amount was outstanding under the revolving credit facility as of October 25, 2008.

Loans under the Senior Secured Credit Facility bear interest, at the Company’s option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 4.0% per annum or the prime lending rate, plus an applicable margin equal to 3.0% per annum. The applicable margin with respect to revolving loans is subject to adjustment based on the Company’s consolidated senior secured leverage ratio. The LIBOR rate floor is 3.0% per annum and the prime lending rate floor is 4.0% per annum, in each case, for the life of the Senior Secured Credit Facility.

The proceeds of the term loan were deposited in a restricted securities account pending the closing of the merger and other release conditions and are reported as long-term restricted cash on the Consolidated Balance Sheet as of October 25, 2008. The proceeds of the term loan will be released from the restricted securities account to fund the merger upon the satisfaction of certain customary conditions including, but not limited to, the perfection of security interests, a certain minimum cash liquidity, the concurrent consummation of the merger and payment of related fees and expenses. The Company recorded the current portion of the liability associated with the term loan of $43.6 million, net of the debt discount of $11.4 million, as “Current portion of long-term debt” and the Company recorded the long-term portion of the liability associated with the term loan of $1,011.4 million, net of the debt discount of $34.2 million, as “Long-term debt, net of current portion” on the Consolidated Balance Sheet. In the event that the merger is not consummated on or prior to December 31, 2008, or is otherwise earlier terminated or abandoned, the Company will be required to prepay the aggregate principal amount of the term loan facility in full plus accrued and unpaid interest to December 31, 2008 (or, if earlier, the date of such termination or abandonment).

The Company is permitted to make voluntary prepayments at any time (without payment of a premium, other than in the case of a repricing transaction in respect of the term loan facility), and is required to make mandatory prepayments on the term loan (without payment of a premium) with (1) net cash proceeds from non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (2) net cash proceeds from issuances of debt (other than certain permitted debt), (3) a percentage of 50% or 0% of Brocade’s excess cash flow, based on Brocade’s consolidated senior secured leverage ratio, beginning with the fiscal year ending October 27, 2009, and (4) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions). The Company is required to pay quarterly installments on the term loan equal to an aggregate annual amount of 5% of the original principal amount thereof in the first and second year, 10% in the third year, 20% in the fourth year and 60% in the fifth year, with any remaining balance payable on the final maturity date of the term loan. Upon a repricing of the term loan (including through a refinancing) that results in the weighted-average yield or applicable rate of such term loan immediately after such repricing being lower than such yield or rate immediately prior to such repricing, a 2.0% premium is payable during the first year following the closing and a 1.0% premium is payable during the second year following the closing.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The credit agreement contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a maximum consolidated senior secured leverage ratio. The credit agreement also includes customary events of default, including cross-defaults on our material indebtedness and change of control. The Company was in compliance with all applicable covenants as of October 25, 2008.

Fees totaling $31.4 million associated with the planned acquisition have been capitalized as deferred financing costs, with $0.3 million amortized as of October 25, 2008. The short-term portion of the deferred financing costs was $7.9 million and is reported within prepaid expenses and other current assets on the Consolidated Balance Sheet as of October 25, 2008. The long-term portion of the deferred financing costs was $23.2 million and is reported within other assets on the Consolidated Balance Sheet as of October 25, 2008. All fees capitalized are related to the term loan facility. The deferred financing costs are being amortized using the effective interest method over the five-year term of the debt.

Convertible Subordinated Debt

On January 29, 2007, effective upon the consummation of the merger with McDATA, the Company fully and unconditionally guaranteed and became a co-obligor of the 2.25% Notes with McDATA (“2.25% Notes”). The 2.25% Notes were convertible into McDATA’s Class A common stock at a conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares) at any time prior to February 15, 2010, subject to adjustments. Pursuant to the merger agreement, at the effective time of the merger, each outstanding share of McDATA’s Class A common stock, $0.01 par value per share, was converted into the right to receive 0.75 of a share of Brocade’s common stock, $0.001 par value per share, together with cash in lieu of fractional shares. As a result, an approximate aggregate of 12.1 million shares are subject to conversion at any time prior to February 15, 2010, subject to adjustments. For both the years ended October 25, 2008 and October 27, 2007, 12.1 million shares were dilutive and therefore included in the calculation of diluted net income per share.

As of October 25, 2008 and October 27, 2007, convertible subordinated debt included $172.5 million of outstanding 2.25% convertible subordinated notes due February 15, 2010, previously issued by McDATA. In accordance with purchase accounting requirements, the 2.25% Notes were adjusted to their aggregate fair value of $166.5 million based on the quoted market closing price as of the acquisition date.

As of October 25, 2008, the approximate aggregate fair value of the outstanding debt was between $155.5 million and $155.3 million. The Company estimated the fair value of the outstanding debt by using the high and low prices per $100 of the Company’s 2.25% Notes as of the last day of trading for the fourth fiscal 2008 quarter, which were $90.13 and $90.00, respectively.

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

Prior to the merger, McDATA entered into an interest rate swap agreement with a notional amount of $155.3 million that had the economic effect of modifying the dollar portion of the fixed interest obligations associated with the 2.25% Notes so that the interest payable effectively became variable based on the six-month London Interbank Offered Rate (LIBOR) minus 152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. On July 24, 2007, the Company settled the interest rate swap and accrued interest related to the debt and paid $7.4 million.

In addition, effective upon the consummation of the merger with McDATA, the Company fully and unconditionally guaranteed and became a co-obligor of the $122.4 million outstanding 3.00% convertible subordinated notes (“3.00% Notes”) due February 15, 2007. The 3.00% Notes were previously issued by Computer Network

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Technology Corporation (“CNT”) and assumed on June 1, 2005 by McDATA, upon McDATA’s acquisition of CNT. On February 15, 2007, the Company paid the remaining balance due on the 3.00% Notes and also paid $1.4 million to settle the related interest rate swap agreement.

9.	Commitments and Contingencies

Operating and Capital Leases

The Company leases certain facilities and certain equipment under various operating and capital lease agreements expiring through January 2017. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $2.0 million as security for the leases.

Total rent expense was approximately $20.0 million in fiscal year 2008, $19.8 million in fiscal year 2007 and $13.1 million in fiscal year 2006, net of facilities lease loss reserve of $9.6 million, $8.2 million and $4.8 million, respectively. Future minimum lease payments under all non-cancelable operating leases as of October 25, 2008 total $76.3 million, net of contractual sublease income of $5.1 million, which consists of $2.9 million to be received in less than 1 year and $2.2 million to be received in 1 to 3 years. In addition to base rent, many of the facilities lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.

Future minimum lease payments under all non-cancelable operating leases as of October 25, 2008, excluding the contractual sublease income stated above, are as follows (in thousands):

Operating
Fiscal Year	Leases

2009	$24,695
2010	20,822
2011	7,218
2012	6,364
2013	5,810
Thereafter	16,451

Total minimum lease payments	$81,360

Product Warranties

The Company provides warranties on its products ranging from one to three years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience, current trends and the Company’s expectations regarding future experience. The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities on the accompanying Consolidated Balance Sheets. The beginning balance for the year ended October 25, 2008 reflects $2.6 million in warranty expenses resulting from the McDATA acquisition. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the years ended October 25, 2008 and October 27, 2007 (in thousands):

Accrued
Warranty

Balance at October 28, 2006	$2,230
Liabilities accrued for warranties issued during the period	8,360
Warranty claims paid and uses during the period	(3,724)
Changes in liability for pre-existing warranties during the period	(943)

Balance at October 27, 2007	$5,923
Liabilities accrued for warranties issued during the period	3,984
Warranty claims paid and uses during the period	(3,118)
Changes in liability for pre-existing warranties during the period	(1,738)

Balance at October 25, 2008	$5,051

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of October 25, 2008, there have been no known material events or circumstances that have resulted in a customer contract-related indemnification liability to the Company.

Manufacturing and Purchase Commitments

The Company has manufacturing agreements with Hon Hai Precision Industry Co., Ltd. (“Foxconn”), Sanmina-SCI Corporation (“Sanmina”) and Flextronics International Ltd. (“Flextronics”) under which the Company provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to the Company’s customers. The required lead-time for placing orders with Foxconn, Sanmina and Flextronics depends on the specific product. As of October 25, 2008, the Company’s aggregate commitment to Foxconn, Sanmina and Flextronics for inventory components used in the manufacture of Brocade products was $142.2 million, net of a purchase commitments reserve of $17.3 million, which the Company expects to utilize during future normal ongoing operations. The Company’s purchase orders placed with Foxconn, Sanmina and Flextronics are cancelable, however if cancelled, the agreements require the Company to purchase all inventory components not returnable, usable by, or sold to, other customers of the aforementioned contract manufacturers. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal operations within the next twelve months.

Income Taxes

In May 2008, the Internal Revenue Service (“IRS”) completed its field examination of Brocade’s federal income tax return for the year ended October 25, 2003 and issued a Revenue Agent’s Report. The IRS is contesting the Company’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries. The IRS’ proposed adjustment would offset approximately $306.0 million of the Company’s net operating loss carryforwards. The IRS’ proposed adjustment resulted in a tax assessment of approximately $6.4 million, excluding penalties and interest. The IRS may make similar claims against the Company’s transfer pricing arrangements in future examinations. In June 2008, the Company filed a protest with the Appeals Office of the IRS to challenge the IRS’ proposed adjustment and assessment. In addition, the IRS is currently examining the Company’s federal income tax returns for the three tax years ended October 28, 2006. Due to the net operating loss and credit carryforwards, the Company’s U.S. federal, state and local income tax returns remain open for examination. The Company is generally not subject to non-U.S. income tax examinations for years before 2000. Brocade believes it has adequate reserves for all open tax years.

Pending Acquisition Termination Fee

On July 21, 2008, Brocade announced a definitive agreement to purchase Foundry. In the event Brocade fails to obtain the necessary financing for the merger or in the case of certain other events, Brocade will be obligated to pay Foundry either a reverse termination fee of $125.0 million or a reduced termination fee in the amount of $85.0 million, and certain costs relating to the acquisition, dependent on certain defined circumstances in the Foundry Merger Agreement.

Integration Costs

In connection with the acquisition of Foundry, the Company recorded acquisition and integration costs of $0.7 million for the year ended October 25, 2008, which consisted primarily of costs incurred for consulting services and other professional fees. In connection with the acquisition of McDATA, the Company recorded

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition and integration costs of $19.4 million for the year ended October 27, 2007, which consisted primarily of costs incurred for consulting services, other professional fees and bonuses paid to transitional employees.

Legal Proceedings

From time to time, claims are made against Brocade in the ordinary course of its business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties, and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting Brocade from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse affect on Brocade’s results of operations for that period or future periods.

On July 20, 2001, the first of a number of putative class actions for violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Brocade, certain of its officers and directors, and certain of the underwriters for Brocade’s initial public offering of securities. A consolidated amended class action captioned, In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation, No. 01 Civ. 6613, was filed on April 19, 2002. The initial complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in Brocade’s initial public offering and seeks unspecified damages for claims under the Exchange Act on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against Brocade is coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases as In Re Initial Public Offering Securities Litigation, 21 MC 92(SAS).

Also part of these coordinated proceedings are actions against McDATA Corporation, certain of its officers and directors, and the underwriters for McDATA’s initial public offering of securities, No. 01 Civ. 6627, and Inrange Technologies Corporation (which was first acquired by CNT and subsequently acquired by McDATA as part of the CNT acquisition), certain of its officers and directors, and the underwriters for Inrange’s initial public offering of securities, No. 01 Civ. 10800. The complaints in these actions asserted claims under the Securities Act and Exchange Act. In October 2002, the individual defendants in the Brocade, McDATA and Inrange actions were dismissed without prejudice from the action, pursuant to a tolling agreement.

On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against Brocade and some but not all of the claims against McDATA and Inrange. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Brocade, McDATA and Inrange, was submitted to the Court for approval. In August 2005, the Court granted preliminary approval of the settlement. In December 2006, the appellate Court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. Neither Brocade, McDATA nor Inrange is a test case. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs filed amended master allegations and amended complaints and moved for class certification in the six test cases, which the defendants in those cases have opposed. On March 26, 2008, the Court denied the defendants’ motion to dismiss with respect to a substantial portion of the claims and granted the defendants’ motion to dismiss with respect to certain limited Section 11 claims. Plaintiffs later withdrew their motion for class certification in the six test cases. It is uncertain whether there will be any revised or future settlement. If the litigation proceeds, the Company believes that it has meritorious defenses to plaintiffs’ claims and intends to defend the action vigorously.

Beginning on or about May 19, 2005, several securities class action complaints were filed against Brocade and certain of its then current and former officers. These actions were filed in the United States District Court for the Northern District of California on behalf of purchasers of Brocade’s stock from February 21, 2001 to May 15, 2005. These lawsuits followed and relate to Brocade’s restatement of certain financial results due to stock-based compensation accounting issues. On January 12, 2006, the Court appointed a lead plaintiff and lead counsel. On April 14, 2006, the lead plaintiff filed a consolidated complaint on behalf of purchasers of Brocade’s stock from May 18, 2000 to May 15, 2005. On November 3, 2006, the Court denied Brocade’s motion to dismiss the

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated complaint and granted certain individual defendants’ motions to dismiss the consolidated complaint with leave to amend. On January 2, 2007, the lead plaintiffs filed an amended consolidated complaint on behalf of purchasers of Brocade’s stock from May 18, 2000 to May 15, 2005. The amended consolidated complaint names the Company and certain of its former officers and directors and alleges, among other things, violations of sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The amended consolidated complaint alleges, among other things, that Brocade and the individual defendants made false or misleading public statements regarding Brocade’s business and operations and seeks unspecified monetary damages and other relief against the defendants. On January 29, 2007, Brocade filed its answer to the amended consolidated complaint. On August 7, 2007, a federal jury convicted Brocade’s former Chief Executive Officer, Gregory Reyes, on ten criminal counts related to the Company’s historical stock option practices. On August 27, 2007, the Court denied certain individual defendants’ motions to dismiss the amended consolidated complaint. On October 12, 2007, the Court granted lead plaintiffs’ motion for class certification and certified a class in this action consisting of all persons and entities who purchased or otherwise acquired the securities of Brocade between May 18, 2000 to May 15, 2005, inclusive, and who were damaged thereby. The Court also partially granted plaintiffs’ motion for partial summary judgment against Mr. Reyes, who is a defendant in this action, prohibiting him from re-litigating in this class action the jury’s finding from Mr. Reyes’ criminal case that he knowingly and willfully made material misrepresentations in Brocade’s Annual Report on Form 10-K for 2001, 2002 and 2003. On December 5, 2007, a federal jury convicted Brocade’s former human resources director, Stephanie Jensen, on two criminal counts related to the Company’s historical stock option practices. (Ms. Jensen is not a defendant in the class action.) On May 13, 2008, the Court granted plaintiffs’ motion for partial summary judgment that Gregory Reyes was acting within the course and scope of his employment at Brocade when he signed Brocade’s Form 10-Ks for 2001, 2002 and 2003. On May 30, 2008, Brocade reached an agreement in principle with the lead plaintiffs to settle the federal securities class action that would result in a payment by Brocade of $160.0 million to the plaintiff class in exchange for the dismissal with prejudice of all claims against all defendants in the litigation. The parties filed final documentation of the settlement with the Court and, after a preliminary approval hearing, the Court granted preliminary approval of the settlement on November 18, 2008. In December 2008, Brocade deposited $160.0 million into an escrow account on behalf of the plaintiff class to be released upon final approval of the proposed settlement by the Federal District Court. The final approval hearing is scheduled for January 23, 2009.

Beginning on or about May 24, 2005, several derivative actions were also filed against certain of Brocade’s current and former officers and directors. These actions were filed in the United States District Court for the Northern District of California and in the California Superior Court in Santa Clara County. The complaints alleged, among other things, that those current and former officers and directors breached their fiduciary duties to Brocade by engaging in alleged wrongful conduct, including conduct complained of in the securities litigation described above. Brocade was named solely as a nominal defendant against whom the plaintiffs sought no monetary recovery (other than the award of attorneys’ fees). The derivative actions pending in the District Court for the Northern District of California were consolidated, and the Court created a Lead Counsel structure. The federal derivative plaintiffs filed a consolidated complaint in the District Court for the Northern District of California on October 7, 2005 and Brocade filed a motion to dismiss that action on October 27, 2005. On January 6, 2006, Brocade’s motion was granted, and the consolidated complaint in the District Court for the Northern District of California was dismissed with leave to amend. The parties to this action subsequently reached a preliminary settlement, and, on February 14, 2007, the Court entered an Order granting preliminary approval of the settlement. On April 27, 2007, the Court refused to grant final approval of the settlement at that time.

On April 15, 2008, another related, but not consolidated, derivative action was filed in the United States District Court for the Northern District of California. The complaint alleged, among other things, that certain of Brocade’s officers and directors breached their fiduciary duties to Brocade and violated federal law by engaging in allegedly wrongful conduct, including conduct complained of in the securities litigation and the other derivative litigations described above. Brocade was named solely as a nominal defendant against whom the plaintiff sought no monetary recovery (other than the award of attorneys’ fees).

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The derivative actions pending in the Superior Court in Santa Clara County were consolidated, and the derivative plaintiffs filed a consolidated complaint on September 19, 2005. Brocade filed a motion to stay the state derivative action in deference to the substantially identical consolidated derivative action pending in the District Court for the Northern District of California, and, on November 15, 2005, the state court stayed the action. In October 2006, the Court partially lifted the stay and granted plaintiffs leave to file an amended complaint. On November 13, 2006, plaintiffs filed an amended complaint, and Brocade filed a demurrer to the action on March 9, 2007, and on September 4, 2007, a motion to dismiss due to plaintiffs’ lack of standing.

On February 22, 2008, Brocade’s Board of Directors appointed a Special Litigation Committee of the Board (“SLC”) with plenary authority to, among other things, evaluate and resolve the claims asserted in the federal and state derivative actions. On April 25, 2008, the Court in the federal derivative litigation held a hearing at which Brocade informed the Court that Brocade was no longer seeking approval of the previously proposed federal derivative settlement.

On August 1, 2008, Brocade, acting through the SLC, filed a Second Amended Complaint (the “SLC’s Complaint”) in the consolidated federal derivative action against ten former officers or directors of the Company, asserting claims for breach of fiduciary duty and violations of federal and state laws in connection with the matters at issue in the derivative actions and the securities litigation. Brocade also moved (i) to be realigned as plaintiff in the three pending derivative actions, (ii) to dismiss or stay the unconsolidated federal derivative action, and (iii) to stay the state court derivative action.

On August 12, 2008, the State Court granted Brocade’s motion to be realigned as a plaintiff in the state court derivative actions, dismissed the shareholder plaintiff, and stayed the state court action pending further proceedings in the consolidated federal derivative action.

On August 27, 2008, the Court entered an order in the consolidated federal derivative action realigning Brocade as the sole party-plaintiff substituted for the shareholder plaintiff in the action and dismissing the shareholder plaintiff from the case. That same day, the Court entered an order in the unconsolidated federal derivative action realigning Brocade as the sole party-plaintiff, substituted for the shareholder plaintiff in the action, dismissing the shareholder plaintiff from the case, and staying the action pending further developments in the consolidated federal derivative action and other related proceedings.

On October 6, 2008, the defendants in the consolidated federal derivative action filed motions to dismiss the SLC’s Complaint. Brocade opposed the defendants’ motions.

On October 23, 2007, a class action complaint was filed against Brocade and certain of its former officers and current and former directors. This action was filed in the California Superior Court in Santa Clara County on behalf of individuals who owned Brocade stock between February 21, 2001 and May 16, 2005. The complaint generally alleges that Brocade and the individual defendants breached the duty of disclosure by failing to disclose alleged wrongful conduct, including conduct complained of in the securities litigation described above, and seeks unspecified monetary damages and other relief against the defendants. On November 26, 2007, this action was removed from state court to the United States District Court for the Northern District of California. On December 3, 2007, Brocade filed a motion to dismiss the action in its entirety on the ground that it is preempted by the Securities Litigation Uniform Standards Act of 1998. On March 6, 2008, Brocade’s motion to dismiss was denied and the case was remanded to state court. On May 29, 2008, Brocade filed a demurrer to the complaint. On July 10, 2008, plaintiffs filed an amended complaint, and Brocade filed a demurrer to the amended complaint on August 4, 2008. On September 12, 2008, Brocade’s demurrer was granted, and the amended complaint was dismissed with leave to amend. On October 15, 2008, plaintiffs filed a second amended complaint. The second amended complaint generally alleges that Brocade and the individual defendants violated or conspired to violate the Racketeering Influenced and Corrupt Organizations Act and seeks unspecified monetary damages and other relief against the defendants. Brocade filed a demurrer to the second amended complaint on November 17, 2008.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No liabilities have been accrued in the Company’s Consolidated Financial Statements associated with these matters as the amounts are both not probable and reasonably estimable, except as noted above with respect to the class action litigation.

Legal fees associated with indemnification obligations and other related costs, net

Pursuant to the Company’s charter documents and indemnification agreements, the Company has certain indemnification obligations to its officers, directors, and certain former officers and directors. Pursuant to such obligations and claims filed by the Special Litigation Committee, the Company has incurred substantial expenses related to legal fees and expenses advanced to certain former officers of the Company who are subject to pending criminal and/or civil charges by the SEC and other governmental agencies in connection with Brocade’s historical stock option granting practices. The Company has also incurred substantial expenses related to legal fees and expenses advanced to certain current and former officers and directors who are defendants in the civil actions described above. The Company has incurred similar expenses on behalf of current and former employees, officers and directors who are witnesses in the civil and criminal matters described above. The Company expenses such amounts as incurred. To the extent that Brocade will receive any amounts as reimbursement for these expenses, they will be treated as a reduction in expenses in the period for which it becomes probable and estimable that reimbursements will be received.

10.	Derivative Accounting

As of October 25, 2008, an unrealized loss of $3.2 million, net, which represented effective hedges, was reported as a component of accumulated other comprehensive loss. Hedge ineffectiveness, which is reported on the Consolidated Statements of Income, was not significant.

In addition, the Company assumed two interest rate swaps in fiscal year 2007 as part of the McDATA acquisition to address interest rate market risk exposure of the two debt agreements assumed in the acquisition. On February 15, 2007, the Company paid approximately $1.4 million to settle its interest rate swap agreement associated with the debt purchased from CNT in conjunction with the payment of the underlying debt. On July 24, 2007, the Company paid approximately $7.4 million to settle its interest rate swap agreement associated with the debt purchased from McDATA (see Note 8, “Borrowings,” of the Notes to Consolidated Financial Statements).

11.	Stockholders’ Equity and Employee Stock Plans

Tender Offer

On June 12, 2006, the Company completed a tender offer that allowed employees to amend or cancel certain options to remedy potential adverse personal tax consequences. As a result, for certain options granted after August 14, 2003 that were or may have been granted at a discount, the Company increased the option grant price to the fair market value on the date of grant and gave employees a cash payment for the difference in option grant price between the amended option and the original discounted price. In addition, for certain options granted prior to August 14, 2003 that were or may have been granted at a discount, the Company canceled the options in exchange for cash payment based on the Black-Scholes estimate of the fair value of the options. The Company accounted for these modifications and settlements in accordance with SFAS 123R and as a result, the Company recorded incremental compensation expense of $2.1 million during the three months ended July 29, 2006 and recognized a liability of $3.3 million for the cash payments. The liability was paid in January 2007.

Employee Stock Purchase Plan

In March 1999, the Board of Directors approved the adoption of the Company’s 1999 Employee Stock Purchase Plan and the Company’s stockholders approved the plan in April 1999. The plan permits eligible employees to purchase shares of the Company’s common stock through payroll deductions at 85% of the fair market value at certain plan-defined dates. The maximum number of shares of the Company’s common stock available for sale under the plan is

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.6 million shares, plus an annual increase to be added on the first day of the Company’s fiscal year, equal to the lesser of 20.0 million shares or 2.5% of the outstanding shares of common stock at such date. Accordingly, effective on the first day of fiscal years 2008, 2007 and 2006, 9.7 million, 6.8 million and 6.8 million additional shares, respectively, were made available for issuance under the plan. During the years ended October 25, 2008, October 27, 2007 and October 28, 2006, the Company issued 3.2 million shares, 2.5 million shares and 2.9 million shares, respectively, under the plan. As of October 25, 2008, 42.9 million shares were available for future issuance under the plan.

1999 Director Option Plan

In March 1999, the Board of Directors approved the Company’s 1999 Director Option Plan (“Director Plan”) and the Company’s stockholders approved the Director Plan in April 1999. The Director Plan provides for the grant of common stock to Directors of the Company. As of October 25, 2008, the Company has reserved 1.3 million shares of authorized but unissued shares of common stock for future issuance under the Director Plan. Of this amount, 0.8 million shares were outstanding and 0.5 million shares were available for future grants.

1999 Stock Plan

In March 1999, the Board of Directors approved the Company’s 1999 Stock Plan (“1999 Plan”) and the Company’s stockholders approved the 1999 Plan in April 1999. The 1999 Plan provides for the grant of incentive stock options, nonstatutory stock options and restricted stock to employees and consultants. Per the terms of the 1999 Plan, the maximum number of shares of the Company’s common stock available for sale under the 1999 Plan is 60.9 million shares, plus an annual increase to be added on the first day of the Company’s fiscal year, equal to the lesser of 40.0 million shares or 5.0% of the outstanding shares of common stock at such date. Accordingly, effective on the first day of fiscal years 2008, 2007 and 2006, 19.4 million, 13.6 million and 13.5 million additional shares, respectively, were made available for grant under the 1999 Plan. As of October 25, 2008, the Company reserved 66.1 million shares of authorized but unissued shares of common stock for future issuance under the 1999 Plan. Of this amount, 32.5 million shares were outstanding and 33.6 million shares were available for future grants.

1999 Nonstatutory Stock Option Plan

In September 1999, the Board of Directors approved the Company’s 1999 Nonstatutory Stock Option Plan (“NSO Plan”). The NSO Plan provides for the grant of nonstatutory stock options to employees and consultants. A total of 51.4 million shares of the Company’s common stock have been reserved for issuance under the NSO Plan. As of October 25, 2008, the Company has reserved 40.7 million shares of authorized but unissued shares of common stock for future issuance under the NSO Plan. Of this amount, 5.3 million shares were outstanding and 35.4 million shares were available for future grants.

McDATA Equity Plans

On January 29, 2007, effective upon the consummation of the merger, Brocade assumed the McDATA equity plans. As of October 25, 2008, options to purchase approximately 4.5 million shares of converted common stock, restricted stock and other equity awards remained outstanding under former McDATA equity plans.

Long-Term Incentive Plan

On July 30, 2007, the Board of Directors approved a long-term, performance-based equity incentive plan (“Incentive Plan”) under the Company’s 1999 Stock Plan. The Incentive Plan provides for the grant of restricted stock units to certain Company executive officers and other selected employees. For each restricted stock unit that vests, the plan participant will be entitled to receive one share of the Company’s common stock. The restricted stock units that vest are subject to the Company’s performance compared to the NASDAQ-100 Index over an initial 27-month performance period. The plan participants must also remain a service provider to the Company during the performance period. No restricted stock units would have been granted as of October 25, 2008.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the principal terms of the Incentive Plan, the plan participants would be entitled to receive restricted stock units representing up to an aggregate of 2.0% of the amount the Company’s market capitalization growth rate exceeds the growth rate of the NASDAQ-100 Index for the performance period, subject to certain adjustments. The ultimate amount that vests is subject to the discretion of the Board of Directors. The restricted stock units are expected to vest simultaneously with the end of the performance period, which is from August 1, 2007 to October 31, 2009.

The Company calculates the fair value of the restricted stock units under the Incentive Plan as the expected present value of the pre-forfeiture payments to the plan participants at the end of the performance period. The Company uses the Monte Carlo simulation-based method to estimate the fair value of the instrument. The Company adjusts the calculated fair value for estimated forfeitures to derive total stock-based compensation expense. The Company recognizes stock-based compensation expense ratably over the performance period. Grant dates for awards under the Incentive Plan will be established when the Board of Directors approves the number of shares to be granted, which should be approved by the Board of Directors within one month subsequent to the completion of the performance period. The Company remeasures stock-based compensation expense at the end of each reporting period in accordance with SFAS 123R.

Employee 401(k) Plan

The Company sponsors the Brocade Communications Systems, Inc. 401(k) Plan (“401(k) Plan”), which qualifies under Section 401(k) of the Internal Revenue Code and is designed to provide retirement benefits for its eligible employees through tax-deferred salary deductions.

Through December 31, 2001, employees may elect to contribute up to 20% of their eligible compensation to the 401(k) Plan. Effective January 1, 2002, the employee contribution limit was increased to 60% of eligible compensation. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Service. Effective January 1, 2007, the Company matches employee contributions dollar for dollar up to a maximum of $3,000 per calendar year per person. All matching contributions vest immediately. The Company’s matching contributions to the 401(k) Plan totaled $5.8 million, $5.7 million and $1.6 million for the years ended October 25, 2008, October 27, 2007 and October 28, 2006, respectively.

Reverse/Forward Stock Split

Effective June 26, 2007, the Company implemented a 1-for-100 reverse stock split (“Reverse Split”) immediately followed by a 100-for-1 forward stock split of the Company’s common stock (together with the Reverse Split, the “Reverse/Forward Split”) by filing amendments to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. For stockholders that held less than 100 shares of common stock prior to the Reverse Split, their shares of common stock that would have been converted into less than one share in the Reverse Split were instead converted into the right to receive a cash payment equal to $8.44 per share, an amount equal to the average of the closing prices per share of the common stock on the NASDAQ Global Select Market for the period of ten consecutive trading days ending on and including the effective date. For stockholders that held 100 or more shares of common stock prior to the Reverse Split, any of their fractional shares resulting from the Reverse Split were not cashed out, and the total number of shares held by such stockholder did not change as a result of the Reverse/Forward Split. A total of approximately 2.5 million shares of the Company’s common stock were cashed out in an aggregate amount of approximately $20.8 million as a result of the Reverse/Forward Split.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stock-Based Compensation

Equity Compensation Plan Information

The following table summarizes information with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans as of October 25, 2008 (in thousands, except per share amounts):

	A		B	C
				Number of Securities
				Remaining Available
				for Future Issuance
	Number of Securities			Under Equity
	to be Issued		Weighted-Average	Compensation Plans
	Upon Exercise of		Exercise Price of	(Excludes Securities
Plan Category	Outstanding Options		Outstanding Options	Reflected in Column A)

Equity compensation plans approved by stockholders(1)	29,713	(3)	$7.96	76,957	(4)
Equity compensation plans not approved by stockholders(2)	5,323	(5)	$8.55	35,362

Total	35,036		$8.05	112,319

(1)	Consist of the Employee Stock Purchase Plan, the Director Plan, the 1999 Plan, the Rhapsody Plan, the Therion Plan and the McDATA plans. The Rhapsody Plan, the Therion Plan and the McDATA plans were assumed in connection with acquisitions.

(2)	Consist solely of the NSO Plan.

(3)	Amount excludes purchase rights accrued under the Employee Stock Purchase Plan. As of October 25, 2008, the Employee Stock Purchase Plan had a stockholder-approved reserve of 60.4 million shares, of which 42.9 million shares were available for future issuance.

(4)	Amount consists of shares available for future issuance under the Employee Stock Purchase Plan, the Director Plan and the 1999 Plan.

(5)	Substantially all shares were granted prior to the fiscal year ended October 25, 2003.

Stock Options

The Company grants stock options for shares of the Company’s common stock to its employees and directors under the various equity plans (the “Plans”) described above. In accordance with the Plans, incentive stock options may not be granted at less than 100% of the estimated fair market value of the common stock, and incentive stock options granted to a person owning more than 10% of the combined voting power of all classes of the Company’s stock must be issued at 110% of the fair market value of the common stock on the date of grant. Nonstatutory stock options may be granted at any price. The Company also grants restricted stock awards and restricted stock units under the Plans. Stock options, restricted stock awards and restricted stock units typically have a maximum term of seven or ten years. The majority of the stock options, restricted stock awards and restricted stock units granted under the Plans vest over a period of four years. Certain options granted under the Plans vest over shorter or longer periods.

At October 25, 2008, an aggregate of 155.7 million shares were authorized for future issuance under the Plans, which include stock options, shares issued pursuant to the Employee Stock Purchase Plan, and restricted stock units and other awards. A total of 112.3 million shares of common stock were available for grant under the Plans as of October 25, 2008. At October 27, 2007, an aggregate of 124.2 million shares were authorized for future issuance under the Plans, which include stock options, shares issued pursuant to the Employee Stock Purchase Plan, and restricted stock units and other awards. A total of 78.3 million shares of common stock were available for grant under the Plans as of October 27, 2007. Awards that expire, or are cancelled without delivery of shares, generally become available for issuance under the Plans.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When the measurement date is certain, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected dividend yield reflects that Brocade has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The expected volatility is based on an equal weighted-average of implied volatilities from traded options of the Company’s stock and historical volatility of the Company’s stock. The expected term is based on historical exercise behavior.

	Fiscal Year Ended
	October 25,	October 27,	October 28,
Stock Options	2008	2007	2006

Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.5 - 4.1%	4.1 - 5.2%	4.5 - 5.2%
Expected volatility	44.2 - 57.0%	42.4 - 52.8%	47.4 - 52.8%
Expected term (in years)	4.0	3.8	3.3

The Company recorded $15.4 million, $19.0 million and $15.4 million of compensation expense related to stock options for the years ended October 25, 2008, October 27, 2007 and October 28, 2006, respectively, in accordance with SFAS 123R. Compensation expense computed under the fair value method for stock options issued is being amortized under a graded vesting method over the options’ vesting period. A summary of stock option activity under the Plans for the years ended October 25, 2008, October 27, 2007 and October 28, 2006 is presented as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	(In thousands)		(In years)	(In thousands)

Outstanding at October 29, 2005	45,179	$6.59
Granted	7,657	$5.63
Exercised	(4,498)	$5.25
Forfeited or expired	(8,384)	$7.78

Outstanding at October 28, 2006	39,954	$6.35	5.70	$108,179
Assumed in McDATA acquisition	15,632	$11.77
Granted	8,992	$8.92
Exercised	(15,146)	$5.57
Forfeited or expired	(6,235)	$12.30

Outstanding at October 27, 2007	43,197	$8.20	4.87	$100,316
Granted	2,509	$7.07
Exercised	(4,840)	$5.47
Forfeited or expired	(5,830)	$11.19

Outstanding at October 25, 2008	35,036	$8.05	4.17	$701

Vested and expected to vest at October 25, 2008	33,006	$8.11	4.11	$700

Exercisable and vested at:
October 28, 2006	24,160	$6.96	5.60	$60,296

October 27, 2007	27,236	$8.91	4.28	$67,859

October 25, 2008	26,345	$8.31	3.78	$697

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant date fair value of employee stock options granted during the years ended October 25, 2008, October 27, 2007 and October 28, 2006 was $2.69, $3.55 and $2.17, respectively. The total intrinsic value of stock options exercised for the years ended October 25, 2008, October 27, 2007 and October 28, 2006 was $12.4 million, $53.1 million and $6.5 million, respectively.

As of October 25, 2008, there was $11.1 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.20 years. As of October 27, 2007, there was $22.2 million of unrecognized compensation expense related to stock options that was expected to be recognized over a weighted-average period of 1.4 years.

From May 1999 through July 2003, the Company granted 98.8 million options subject to variable accounting as the measurement date of the options granted was not certain. As of October 25, 2008, 1.2 million options with a weighted-average exercise price of $19.69 and a weighted-average remaining life of 2.02 years remain outstanding and continue to be accounted for under variable accounting. As of October 27, 2007, 1.5 million options with a weighted-average exercise price of $17.27 and a weighted-average remaining life of 3.4 years remained outstanding and continued to be accounted for under variable accounting.

Employee Stock Purchase Plan

Under Brocade’s Employee Stock Purchase Plan, eligible employees can participate and purchase shares semi-annually at the lower of 85% of the fair market value of the Company’s common stock at the commencement or end of the offering period. The Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $6.6 million, $6.0 million and $4.4 million for the years ended October 25, 2008, October 27, 2007 and October 28, 2006, respectively, in accordance with SFAS 123R.

The fair value of the option component of the Employee Stock Purchase Plan shares was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	October 25,	October 27,	October 28,
Employee Stock Purchase Plan	2008	2007	2006

Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.5 - 5.0%	4.2 - 5.2%	4.4 - 5.2%
Expected volatility	44.8 - 45.9%	42.0 - 44.3%	42.6 - 44.3%
Contractual term (in years)	0.5	0.5	0.5

As of October 25, 2008, there was $0.6 million of unrecognized compensation expense related to employee stock purchases, which is expected to be recognized over a weighted-average period of 0.08 years. As of October 27, 2007, there was $0.5 million of unrecognized compensation expense related to employee stock purchases, which was expected to be recognized over a weighted-average period of 0.08 years.

Restricted Stock Awards

No restricted stock awards were issued for the years ended October 25, 2008 and October 27, 2007. For the year ended October 28, 2006, Brocade issued 1.9 million restricted stock awards to certain eligible employees at a purchase price of $0.001 per share. The weighted-average fair value of the restricted stock awards granted during the year ended October 28, 2006 was $4.43. These restricted shares are not transferable until fully vested and all unvested shares upon termination are subject to repurchase. The fair value of each award is based on the Company’s closing stock price on the date of grant. In addition, as part of its acquisition of McDATA, the Company became the administrator of retention compensation plans for certain employees. The plans provide the employees restricted

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock that vests generally over a two year service period under certain conditions, subject to full acceleration of vesting upon termination without cause and execution of a release in favor of the Company.

Compensation expense computed under the fair value method for restricted stock awards issued is being amortized under a graded vesting method over the awards’ vesting period and was $0.1 million, $4.1 million and $3.9 million, respectively, for the years ended October 25, 2008, October 27, 2007 and October 28, 2006. The total fair value of restricted stock awards vested during the years ended October 25, 2008, October 27, 2007 and October 28, 2006 was $15.7 million, $5.1 million and less than $0.1 million, respectively.

As of October 25, 2008, unrecognized compensation expense related to restricted stock awards was immaterial. As of October 27, 2007, unrecognized compensation expense related to restricted stock awards totaled approximately $0.3 million and was expected to be recognized over a weighted-average period of 0.2 years. A summary of the nonvested restricted stock awards for the years ended October 25, 2008, October 27, 2007 and October 28, 2006 is presented as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value
	(In thousands)

Nonvested at October 29, 2005	13	$7.05
Granted	1,923	$4.43
Vested	(12)	$7.05
Forfeited	(76)	$4.43

Nonvested at October 28, 2006	1,848	$4.44
Assumed under the McDATA acquisition	1,058	$3.08
Granted	—	$0.01
Vested	(639)	$0.09
Forfeited	(137)	$1.64

Nonvested at October 27, 2007	2,130	$3.75
Granted	—	$—
Vested	(2,087)	$3.84
Forfeited	(29)	$0.01

Nonvested at October 25, 2008	14	$0.01

Expected to vest at October 25, 2008	13	$0.01

Restricted Stock Units

For the years ended October 25, 2008 and October 27, 2007, Brocade issued 6.3 million and 2.8 million restricted stock units, respectively. No restricted stock units were issued for the year ended October 28, 2006. Typically, vesting of restricted stock units occurs over two to four years and is subject to the employee’s continuing service to Brocade. The compensation expense related to these awards of $17.5 million and $3.9 million for the years ended October 25, 2008 and October 27, 2007, respectively, was determined using the fair market value of Brocade’s common stock on the date of grant and is recognized under a graded vesting method over the awards’ vesting period.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in restricted stock units outstanding under Brocade’s employee stock plans during the years ended October 25, 2008 and October 27, 2007 is presented as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value
	(In thousands)

Nonvested at October 28, 2006	—	$—
Granted	2,798	$8.29
Vested	—	$—
Forfeited	(79)	$8.05

Nonvested at October 27, 2007	2,719	$8.29
Granted	6,290	$7.69
Vested	(5)	$6.35
Forfeited	(698)	$7.95

Nonvested at October 25, 2008	8,306	$7.87

Vested and expected to vest at October 25, 2008	6,765	$7.87

The aggregate intrinsic value of restricted stock units outstanding at October 25, 2008 and October 27, 2007 was $25.7 million and $24.6 million, respectively.

As of October 25, 2008, Brocade had $36.3 million of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants that is equity classified and $0.8 million of unrecognized compensation expense related to the long-term incentive plan that is liability classified. These expenses are expected to be recognized over a weighted-average period of 1.71 years. As of October 27, 2007, Brocade had $14.5 million of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants that was equity classified and $12.9 million of unrecognized compensation expense related to the long-term incentive plan that was liability classified. These expenses were expected to be recognized over a weighted-average period of 1.8 years. As of October 25, 2008, $1.0 million in compensation expense related to the long-term incentive plan had been recognized to date and no shares are expected to be issued as of October 25, 2008.

13.	Income Taxes

The domestic and international components of income before provision for income taxes for the years ended October 25, 2008, October 27, 2007 and October 28, 2006 are presented as follows (in thousands):

	Fiscal Year Ended
	October 25,	October 27,	October 28,
	2008	2007	2006

United States	$(47,195)	$59,243	$45,088
International	77,117	85,672	53,264

Total	$29,922	$144,915	$98,352

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision (benefit) for the years ended October 25, 2008, October 27, 2007 and October 28, 2006 consisted of the following (in thousands):

	Fiscal Year Ended
	October 25,	October 27,	October 28,
	2008	2007	2006

U.S. federal taxes:
Current	$47,826	$126	$18,475
Deferred	(143,957)	—	—

Total U.S. federal taxes	(96,131)	126	18,475

State taxes:
Current	3,890	1,561	4,893
Deferred	(54,074)	—	—

Total state taxes	(50,184)	1,561	4,893

Non-U.S. taxes:
Current	9,307	15,834	7,397
Deferred	(855)	(125)	(42)

Total non-U.S. taxes	8,452	15,709	7,355

Charge in lieu of taxes resulting from initial recognition of acquired tax benefits that are allocated to reduce goodwill related to the acquired entity	715	50,647	—

Total	$(137,148)	$68,043	$30,723

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate for the years ended October 25, 2008, October 27, 2007 and October 28, 2006 consisted of the following:

	Fiscal Year Ended
	October 25,	October 27,	October 28,
	2008	2007	2006

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	(156.5)	1.1	3.5
Foreign income taxed at other than U.S. rates	(33.2)	(10.2)	(8.9)
Research and development credit	—	—	(0.4)
Permanent items	5.3	4.5	4.9
Change in liabilities for uncertain tax positions	92.4	—	—
Change in valuation allowance	(403.1)	16.5	(2.9)
Other	1.7	—	—

Effective tax rate	(458.4)%	46.9%	31.2%

U.S. federal income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for a cumulative total of $227.3 million of undistributed earnings of foreign subsidiaries. The Company intends to reinvest these earnings for expansion of its business operations outside the United States for an indefinite period of time. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company could be subject to additional U.S. income taxes, net of foreign tax credits, and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred tax assets and deferred tax liabilities for the years ended October 25, 2008 and October 27, 2007 is presented as follows (in thousands):

	October 25,	October 27,
	2008	2007

Net operating loss carryforwards	$118,031	$133,428
Stock option expense	19,685	6,423
Tax credit carryforwards	74,142	79,991
Reserves and accruals	189,210	183,131
Non-U.S. stock option expense	955	167
Capitalized research and development expenditures	33,099	39,112
Net unrealized losses on investments	33,907	334

Gross deferred tax assets	469,029	442,586
Less: Valuation allowance	(44,777)	(331,605)

Total deferred tax assets	424,252	110,981
Acquired intangibles	(81,358)	(110,814)
Other	(10,394)	—

Total deferred tax liabilities	(91,752)	(110,814)

Total net deferred tax assets	$332,500	$167

In June 2006, the Financial Accounting Standards Board issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Recognition of a tax position is determined when it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority.

The Company adopted FIN 48 effective at the beginning of fiscal year 2008. As a result, the cumulative effect of applying FIN 48 was a $3.1 million decrease to accumulated deficit at the beginning of fiscal year 2008. Historically, the Company classified unrecognized tax benefits as current income taxes payable. Under FIN 48, the Company now classifies unrecognized tax benefits as non-current income tax liability except to the extent it anticipates cash payment within the following year. The amount of gross unrecognized tax benefits at the beginning of fiscal year 2008 was $88.1 million. The amount of gross unrecognized tax benefits at the end of fiscal year 2008 was $118.3 million. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding accrued net interest and penalties, for the year ended October 25, 2008, is as follows (in thousands):

Unrecognized tax benefits, balance at October 28, 2007	$88,138
Gross increases for tax positions taken in prior periods	2,163
Gross decreases for tax positions taken in prior periods	(1,194)
Gross increases for tax positions taken in current period	30,159
Gross decreases for tax positions taken in current period	—
Changes due to settlements with taxing authorities	—
Reductions resulting from lapses of statutes of limitations	(1,007)

Unrecognized tax benefits, balance at October 25, 2008	$118,259

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total unrecognized tax benefits of $118.3 million at October 25, 2008 include $85.7 million that, if recognized, would affect the Company’s effective tax rate.

Upon adoption of FIN 48, the Company adopted an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of net interest and penalties accrued as of the beginning of fiscal year 2008 was $2.3 million. For the year ended October 25, 2008, the Company expensed an additional amount of $0.5 million for net interest and penalties related to income tax liabilities through income tax expense. For the year ended October 25, 2008, the Company expensed an additional amount of $27.6 million for an increase in income tax liabilities, including net interest and penalties, through income tax expense.

The Company is subject to taxation in the United States, various states and several foreign jurisdictions. Due to the net operating loss and credit carryforwards, the Company’s U.S. federal, state and local income tax returns remain open for examination. The Company is generally not subject to non-U.S. income tax examinations for years before 2000.

In November 2005, the Company was notified by the IRS that the Company’s domestic federal income tax return for the year ended October 25, 2003 was subject to audit. In May 2008, the IRS completed its field examination of the Company’s federal income tax return for the year ended October 25, 2003 and issued a Revenue Agent’s Report. The IRS is contesting the Company’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries. The IRS’ proposed adjustment would offset approximately $306.0 million of the Company’s net operating loss carryforwards. The IRS’ proposed adjustment resulted in a tax assessment of approximately $6.4 million, excluding penalties and interest. The IRS may make similar claims against the Company’s transfer pricing arrangements in future examinations. In June 2008, the Company filed a protest with the Appeals Office of the IRS to challenge the IRS’ proposed adjustment and assessment. In addition, the IRS is currently examining the Company’s income tax returns for the three tax years ended 2004 through 2006. In May 2006, the Franchise Tax Board notified the Company that its California income tax returns for the years ended October 25, 2003 and October 30, 2004 were subject to audit. The IRS and Franchise Tax Board audits are ongoing and the Company believes its reserves are adequate to cover any potential assessments that may result from the examination. However, given the unpredictable nature of the appeals process, it is reasonably possible that our unrecognized tax benefits related to these tax positions could change within the next twelve months. The Company is unable to estimate the range of this possible change.

As of April 26, 2008, the Company believed that sufficient positive evidence existed from historical operations and projections of taxable income in future years to conclude that it was more likely than not that the Company would realize its deferred tax assets. Accordingly, the Company released the valuation allowance of its deferred tax assets during the three months ended April 26, 2008. The Company continues to apply a valuation allowance on the deferred tax assets relating to capital loss carryforwards, investments and foreign operating loss carryforwards due to limited carryforward periods and the character of such tax attributes. The release of the valuation allowance for the year ended October 25, 2008 resulted in a tax benefit of $174.4 million and a reduction of goodwill of $134.6 million.

Of the total tax benefits resulting from the exercise of employee stock options and other employee stock programs, the amounts recorded to stockholders’ equity were approximately $18.6 million in fiscal year 2008, $(0.1) million in fiscal year 2007 and $15.8 million in fiscal year 2006.

As of October 25, 2008, the Company had federal net operating loss carryforwards of $655.1 million and state net operating loss carryforwards of $213.8 million. Additionally, the Company had $82.5 million of federal tax credits and $92.3 million of state tax credits. The federal net operating loss and other tax credit carryforwards expire on various dates between 2016 through 2027. The state net operating loss carryforwards expire on various dates between 2009 through 2027. Under the current tax law, net operating loss and credit carryforwards available to

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offset future income in any given year may be limited by statute or upon the occurrence of certain events, including significant changes in ownership interests.

As a result of the McDATA acquisition, McDATA underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code (“IRC Section 382”) on January 29, 2007. In general, IRC Section 382 places annual limitations on the use of certain tax attributes, such as net operating losses and tax credit carryovers, in existence at the ownership change date. As of October 27, 2007, approximately $329.5 million and $97.2 million of U.S. federal and state net operating losses, respectively, and $32.8 million of tax credit carryovers acquired from McDATA were generally subject to an annual limitation of approximately $35.1 million. Certain amounts may be accelerated into the first five years following the acquisition pursuant to IRC Section 382 and published notices.

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

During the first quarter of fiscal year 2008, Brocade was reorganized into four operating units, which resulted in changing both its internal and external reporting structure, of which two are individually reportable segments: DCI and S3; and two, which do not meet the quantitative thresholds as defined in SFAS 131, are combined into one reportable segment: Other. These segments are organized principally by product category. The objective of the reorganization is to allow the Company to more effectively focus on growth opportunities, while being well-positioned to rapidly scale and accommodate new business opportunities, including potential future acquisitions. Prior to fiscal year 2008, the Company managed and reported its operations in two operating units, each of which was a reportable segment: Product and Service. In addition, prior to the merger with McDATA during the second quarter of fiscal year 2007, the Company managed and reported its operations in one operating unit: Product.

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

Financial decisions and the allocation of resources are based on the information from the Company’s management reporting system. At this point in time, the Company does not track all of its assets by operating segments. Consequently, it is not practical to show assets by operating segments. The majority of the Company’s assets as of October 25, 2008, October 27, 2007 and October 28, 2006 were attributable to its United States operations.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal year 2007 segment results have been conformed to the new measurements of segment financial reporting implemented in the first quarter of fiscal year 2008. Summarized financial information by reportable segment for the years ended October 25, 2008 and October 27, 2007, based on the internal management system, is as follows (in thousands):

	Fiscal Year Ended
	October 25,	October 27,
	2008	2007

Net revenues
DCI	$1,089,508	$971,238
S3	236,200	160,334
Other	141,229	105,291

Total net revenues	1,466,937	1,236,863
Cost of revenues
DCI	411,516	428,302
S3	146,715	104,474
Other	48,334	42,675

Total cost of revenues	606,565	575,451
Gross margin
DCI	677,992	542,936
S3	89,485	55,860
Other	92,895	62,616

Total gross margin	$860,372	$661,412

In addition, the Company determined that it is not necessary to conform fiscal year 2006 segment results to the new measurements of segment financial reporting implemented in the first quarter of fiscal year 2008 for the following reasons:

•	The change in operating units does not result in a material change;

•	It is not practicable to provide such analysis; and

•	Any such recast does not add to an understanding of our financial condition, changes in financial condition and results of operations.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Therefore, segment results for fiscal year 2006 are based on the measurements of segment financial reporting implemented in the second quarter of fiscal year 2007, whereby operations were reported in two segments: Product and Service. For comparability, fiscal years 2008 and 2006 segment results have been conformed to the measurements of segment financial reporting implemented in the second quarter of fiscal year 2007. Summarized financial information by reportable segment for the years ended October 25, 2008, October 27, 2007 and October 28, 2006, based on the internal management system, is as follows (in thousands):

	Fiscal Year Ended
	October 25,	October 27,	October 28,
	2008	2007	2006

Net revenues
Product	$1,230,737	$1,076,529	$692,940
Service	236,200	160,334	57,652

Total net revenues	1,466,937	1,236,863	750,592
Cost of revenues
Product	459,850	470,977	269,430
Service	146,715	104,474	35,754

Total cost of revenues	606,565	575,451	305,184
Gross margin
Product	770,887	605,552	423,510
Service	89,485	55,860	21,898

Total gross margin	$860,372	$661,412	$445,408

Geographic information for the years ended October 25, 2008, October 27, 2007 and October 28, 2006 is presented below (in thousands):

	Fiscal Year Ended
	October 25,	October 27,	October 28,
	2008	2007	2006

Net revenues:
North America (principally the United States)	$952,357	$753,398	$478,138
Europe, the Middle East and Africa	359,678	363,211	201,996
Asia Pacific	154,902	120,254	70,458

Total net revenues	$1,466,937	$1,236,863	$750,592

15.	Interest and Other Income, net

Interest and other income, net, consisted of the following (in thousands):

	Fiscal Year Ended
	October 25,	October 27,	October 28,
	2008	2007	2006

Interest income	$24,568	$36,989	$29,233
Other income (expense), net	2,299	1,512	(135)

Total	$26,867	$38,501	$29,098

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Gain (Loss) on Sale of Investments, net, and Loss on Impairment of Portfolio Investments

For the year ended October 25, 2008, the Company had $6.9 million in net loss on sale of investments primarily due to the sale of the Company’s equity investment in a publicly traded company. The Company also determined that the declines in the fair value for certain of its portfolio investments primarily associated with non-marketable investments were other than temporary due to the significant deterioration of the financial condition of the investees. As a result, for the year ended October 25, 2008, the Company recorded impairment charges of $8.8 million. For the year ended October 27, 2007, the Company had $13.2 million in net gain on sale of investments due to the disposition of marketable strategic investments at amounts above the carrying value. For the year ended October 28, 2006, the Company had $2.7 million in net gain on sale of investments due to the disposition of portfolio investments primarily associated with non-marketable private strategic investments. The carrying value of the Company’s equity investments in non-publicly traded companies at October 25, 2008, October 27, 2007 and October 28, 2006 was $6.8 million, $5.0 million and $0.8 million, respectively.

17.	Net Income per Share

The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share amounts):

	Fiscal Year Ended
	October 25,	October 27,	October 28,
	2008	2007	2006

Basic net income per share
Net income	$167,070	$76,872	$67,629

Weighted-average shares of common stock outstanding	375,520	365,206	271,498
Less: Weighted-average shares of common stock subject to repurchase	(217)	(3,136)	(1,896)

Weighted-average shares used in computing basic net income per share	375,303	362,070	269,602
Basic net income per share	$0.45	$0.21	$0.25

Diluted net income per share
Net income	$167,070	$76,872	$67,629
Interest on convertible subordinated debt, net of income tax effect	2,487	908	—

Net income, as adjusted	169,557	77,780	67,629

Weighted-average shares used in computing basic net income per share	375,303	362,070	269,602
Dilutive potential common shares	19,400	15,488	4,540

Weighted-average shares used in computing diluted net income per share	394,703	377,558	274,142
Diluted net income per share	$0.43	$0.21	$0.25

For the years ended October 25, 2008, October 27, 2007 and October 28, 2006, potential common shares in the form of stock options to purchase 17.5 million, 11.2 million and 26.6 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted net income per share. The dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, for the years ended October 25, 2008, October 27, 2007 and October 28, 2006 were 5.0 million, 9.9 million and 2.6 million, respectively. In addition, for both the years ended October 25, 2008 and October 27, 2007, potential

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common shares resulting from the potential conversion, on a weighted-average basis, of the Company’s convertible subordinated debt of 12.1 million common shares were dilutive and therefore included in the computation of diluted net income per share. However, for the year ended October 28, 2006, potential common shares resulting from the potential conversion, on a weighted-average basis, of the Company’s convertible subordinated debt of 5.2 million common shares were antidilutive and therefore not included in the computation of diluted net income per share. No dilutive effect has been included for the share options sold in relation to the convertible subordinated debt for the year ended October 27, 2007 because of their anti-dilutive impact.

18.	Related Party and Other Transactions

During the normal course of business, the Company purchases certain equipment from vendors who are also its customers and with whom the Company has contractual arrangements. The equipment purchased by the Company is primarily used for testing purposes in its development labs or otherwise consumed internally. The Company believes that all such transactions are on an arms-length basis and are subject to terms no more favorable than those with unrelated parties.

19.	Subsequent Events

Amendment to the Agreement and Plan of Merger with Foundry

On July 21, 2008, Brocade entered into an Agreement and Plan of Merger with Foundry, a performance and total solutions provider of network switching and routing. On November 7, 2008, Brocade and Foundry entered into an Amendment to the Agreement and Plan of Merger which revised the terms of the merger consideration and other certain matters. Prior to the amendment, each outstanding share of Foundry common stock was to be converted into the right to receive a combination of $18.50 in cash, without interest, plus 0.0907 of a share of Brocade common stock, par value $0.001 per share, subject to adjustment for stock splits, stock dividends and similar events. Pursuant to the amendment, each outstanding share of Foundry common stock will be converted into the right to receive $16.50 in cash, without any stock consideration.

The amendment also provides that Foundry stockholders could receive, by means of a dividend distributed prior to the consummation of the merger, the proceeds of the sale of Foundry’s portfolio of auction rate securities, up to an amount of $50.0 million in the aggregate, calculated on a fully diluted basis based on the treasury stock method, if Foundry is able to successfully liquidate its portfolio of those securities prior to the consummation of the merger.

In accordance with the amendment, all outstanding Foundry stock options and restricted stock units, at the effective time of the merger, will either be converted into, or replaced with, equivalent Brocade equity awards based on a conversion ratio set forth in the amendment, or be terminated in accordance with their terms.

The Foundry Merger Agreement may still be terminated by either Brocade or Foundry under certain circumstances, including the failure of the merger to be consummated on or before December 31, 2008 and the failure of Foundry stockholders to approve the merger. In addition, the amendment provides that either a reverse termination fee of $125.0 million or a reduced fee of $85.0 million may be payable by Brocade to Foundry upon the termination of the Foundry Merger Agreement under certain defined circumstances. The amendment also provides that Foundry may solicit, discuss, negotiate or furnish information in connection with acquisition inquiries or acquisition proposals during the period commencing on November 7, 2008 and ending on November 21, 2008. If, during that period, Foundry receives an acquisition proposal that constitutes or is reasonably likely to lead to a superior proposal, as defined in the Foundry Merger Agreement, then Foundry may continue to discuss such acquisition proposal with the person or entity that made such acquisition proposal.

BROCADE COMMUNICATIONS SYSTEMS, INC.

QUARTERLY SUMMARY
(Unaudited)

	Three Months Ended
	January 26,	April 26,	July 26,	October 25,	January 27,	April 28,	July 28,	October 27,
	2008	2008	2008	2008(1)	2007	2007	2007	2007
	(In thousands, except per share and stock price amounts)

Quarterly Data:
Net revenues	$347,849	$354,895	$365,696	$398,498	$224,156	$345,268	$327,455	$339,984
Gross margin	$196,577	$205,453	$213,205	$245,137	$141,366	$170,848	$165,788	$183,410
Income (loss) from operations	$45,263	$(111,200)	$44,424	$50,262	$39,413	$8,836	$12,004	$39,370
Net income	$19,845	$91,378	$20,266	$35,581	$33,318	$843	$10,690	$32,020
Per share amounts:
Basic	$0.05	$0.24	$0.05	$0.10	$0.12	$0.00	$0.03	$0.08
Diluted	$0.05	$0.23	$0.05	$0.09	$0.12	$0.00	$0.03	$0.08
Shares used in computing per share amounts:
Basic	383,194	374,827	371,345	371,845	272,855	395,574	392,450	387,400
Diluted	403,279	393,471	392,586	389,477	285,137	411,989	407,113	408,844
Closing prices:
High	$9.54	$8.17	$9.09	$7.58	$9.41	$10.52	$9.77	$9.25
Low	$6.15	$6.31	$6.47	$2.85	$7.56	$8.23	$7.37	$6.19

(1)	In the third and fourth quarters of fiscal year 2008, the Company recorded certain immaterial adjustments related to prior periods.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”).

The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures are operating effectively such that the information required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively.

Changes in Internal Control over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during the quarter ended October 25, 2008, as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of Brocade Communications Systems, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a Company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of October 25, 2008, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our management’s assessment, we believe that, as of October 25, 2008, our internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of October 25, 2008 has been audited by KPMG LLP, Brocade’s independent registered public accounting firm, as stated in their report which is included on page 113 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Brocade Communications Systems, Inc.:

We have audited Brocade Communications Systems, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of October 25, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 25, 2008, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brocade Communication Systems, Inc. as of October 25, 2008 and October 27, 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 25, 2008, and our report dated December 11, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Mountain View, California
December 11, 2008

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2009 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to the Company’s directors is incorporated by reference from the Proxy Statement under the section entitled “Election of Directors.” The information required by this Item with respect to the Company’s executive officers is incorporated by reference from the Proxy Statement under the section entitled “Executive Officers.” The information required by this Item with respect to disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act is incorporated by reference from the Proxy Statement under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.” The information regarding the Company’s corporate governance is incorporated by reference from the Proxy Statement.

The Board of Directors has adopted a Code of Ethics for Principal Executive and Senior Financial Officers (the “Code of Ethics”), which applies to the Company’s Chief Executive Officer, Chief Financial Officer and any other principal financial officer, Controller and any other principal accounting officer, and any other person performing similar functions. The Code of Ethics is available on the Company’s website at www.brocade.com on the “Investors” page. The Company will also provide a copy of the Code of Ethics upon request made by email to ir@brocade.com or in writing to Brocade Communications Systems, Inc., Attention: Investor Relations, 1745 Technology Drive, San Jose, California 95110. The Company will disclose any amendment to the Code of Ethics or waiver of a provision of the Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer and any other principal financial officer, Controller and any other principal accounting officer, and any other person performing similar functions and relate to certain elements of the Code of Ethics, including the name of the officer to whom the waiver was granted, on our website at www.brocade.com on the “Investors” page.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from the Proxy Statement under the section entitled “Executive Compensation and Other Matters.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Board of Directors Meetings and Committees.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Proxy Statement under the section entitled “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the Proxy Statement under the section entitled “Ratification of Selection of Independent Auditors.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Form 10-K:

1.  Financial Statements:

The following financial statements of Brocade Communications Systems, Inc. are filed as a part of this Annual Report.

2.  Financial Statement Schedules:

The following financial statement schedule of Brocade Communications Systems, Inc. for the years ended October 25, 2008, October 27, 2007 and October 28, 2006 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Brocade Communications Systems, Inc.

Schedule II — Valuation and Qualifying Accounts	Page 125

All other schedules have been omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto under Item 8 in Part II of this Form 10-K.

3.  Exhibits:

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Reorganization by and among Brocade, McDATA Corporation and certain other parties dated August 7, 2006 (incorporated by reference to Exhibit 2.1 from Brocade’s Form 8-K filed on August 8, 2006)
2.2	Agreement and Plan of Merger dated as of July 21, 2008 among Brocade Communications Systems, Inc., Falcon Acquisition Sub, Inc. and Foundry Networks, Inc. (incorporated by reference to Exhibit 2.1 from Brocade’s Form 8-K filed on July 24, 2008)
2.3	Amendment No. 1 to Agreement and Plan of Merger dated as of November 7, 2008 among Brocade Communications Systems, Inc., Falcon Acquisition Sub, Inc. and Foundry Networks, Inc. (incorporated by reference to Exhibit 2.2 from Brocade’s Form 8-K filed on November 12, 2008)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)
3.2	Amended and Restated Bylaws of the Registrant amended as of February 22, 2008 (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 22, 2008)
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)
3.4	Certificate of Elimination of Series A Participating Preferred Stock of Brocade (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 16, 2007)

Exhibit
Number		Description of Document

4.1		Form of Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
4.2		First Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, Brocade, and Wells Fargo Bank, National Association, as successor in interest to Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)
4.3		Second Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, McDATA Services Corporation, a Minnesota corporation f/k/a Computer Network Technology Corporation, Brocade, and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)
4.4		Indenture dated February 7, 2003 by and among McDATA Corporation and Wells Fargo Bank Minnesota National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)
4.5		Indenture dated February 20, 2002 by and among Computer Network Technology Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)
10.1		Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
10.2		Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999 (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended)
10.3		First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000 (incorporated by reference to Exhibit 10.22 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.4		Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000 (incorporated by reference to Exhibit 10.23 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.5		Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000 (incorporated by reference to Exhibit 10.27 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10	.6†	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000 (EMC Purchase Agreement) (incorporated by reference to Exhibit 10.29 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10	.7†	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000 (incorporated by reference to Exhibit 10.23 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.8		Extension Agreement between EMC Corporation and Brocade dated November 13, 2002 (incorporated by reference to Exhibit 10.24 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2003)
10	.9†	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999 (incorporated by reference to Exhibit 10.24 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.10		Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.11†	Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.26 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)

Exhibit
Number		Description of Document

10	.12†	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.27 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.13†	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.28 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.14†	Statement of Work #2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.29 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.15		Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000 (incorporated by reference to Exhibit 10.1 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001)
10	.16†	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10	.17†	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10	.18†	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.37 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.19†	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.36 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
10	.20†	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10.21		Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10	.22†	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement) (incorporated by reference to Exhibit 10.38 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.23†	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (incorporated by reference to Exhibit 10.39 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10.24		Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002 (incorporated by reference to Exhibit 10.40 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.25†	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement) (incorporated by reference to Exhibit 10.41 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.26†	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001 (incorporated by reference to Exhibit 10.42 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.27†	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001 (incorporated by reference to Exhibit 10.43 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.28†	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002 (incorporated by reference to Exhibit 10.44 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)

Exhibit
Number		Description of Document

10	.29†	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002 (incorporated by reference to Exhibit 10.45 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.30†	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.48 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
10	.31†	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPI Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.49 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10.32		Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (incorporated by reference to Exhibit 10.50 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.33†	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003 (incorporated by reference to Exhibit 10.51 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.34†	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.52 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10.35		Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.53 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.36†	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.54 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.37†	Amendment No. 2 to EMC Purchase Agreement between Brocade and EMC dated February 18, 2003 (incorporated by reference to Exhibit 10.55 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.38†	Amendment No. 3 to EMC Purchase Agreement between Brocade and EMC dated July 30, 2003 (incorporated by reference to Exhibit 10.56 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 25, 2003)
10	.39†	Amendment #10 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.55 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.40†	Amendment #11 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.56 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.41†	Amendment #14 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.59 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.42†	Statement of Work #3 between International Business Machines Corporation and Brocade dated December 15, 2003 (incorporated by reference to Exhibit 10.60 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.43†	Amendment No. 4 to EMC Purchase Agreement between Brocade and EMC dated October 29, 2003 (incorporated by reference to Exhibit 10.61 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.44		Third Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 30, 2000 (incorporated by reference to Exhibit 10.62 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)

Exhibit
Number		Description of Document

10.45		Fourth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.63 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.46		Fifth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.64 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.47		Sixth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.65 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.48		Real Estate Sale and Lease Termination Agreement between EOP-Skyport I, LLC and Brocade effective November 18, 2003 (incorporated by reference to Exhibit 10.66 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.49		Grant Deed from EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003 (incorporated by reference to Exhibit 10.67 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.50		Fourth Amendment to the Skyport Plaza Declaration of Common Easements, Covenants, Conditions and Restrictions dated October 18, 2003 (incorporated by reference to Exhibit 10.68 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.51		Guaranty of Brocade Communications Systems, Inc. to EOP Skyport I, L.L.C dated November 18, 2003 (incorporated by reference to Exhibit 10.69 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.52		Right of First Offer Agreement between EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003 (incorporated by reference to Exhibit 10.70 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.53†	Amendment #15 dated March 26, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.71 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004)
10	.54†	Amendment No. 6 dated April 27, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.72 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004)
10	.55†	Amendment No. 5 dated May 4, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.73 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004)
10	.56†	Amendment #1 dated May 12, 2004 to Statement of Work #3 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.76 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004)
10	.57†	Amendment #18 dated October 5, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.77 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.58†	Amendment No. 7 dated July 28, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.78 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.59†	Amendment No. 8 dated November 1, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.79 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.60†	Amendment #1 dated November 2, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.80 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.61†	Amendment #2 dated October 27, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.81 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)

Exhibit
Number		Description of Document

10	.62*	Employment Letter for Michael Klayko (incorporated by reference to Exhibit 10.85 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.63*	Employment Letter for Don Jaworski (incorporated by reference to Exhibit 10.86 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.64†	Amendment #19 dated January 28, 2005 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.88 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 29, 2005)
10	.65†	Amendment #3 dated November 22, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.89 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 29, 2005)
10	.66†	Amendment #10 dated March 20, 2005 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 30, 2005)
10	.67†	Amendment #11 dated March 25, 2005 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 30, 2005)
10	.68*	Senior Leadership Plan as amended and restated as of November 16, 2007 (incorporated by reference to Exhibit 10.1 from Brocade’s current report on Form 8-K as filed on November 21, 2007)
10	.69†	Amendment #21 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated June 28, 2005 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.70†	Amendment #13 dated July 12, 2005 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.71*	Amended and Restated Employee Stock Purchase Plan and related forms of agreements (incorporated by reference to Exhibit 10.7 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.72*	Amended and Restated 1999 Nonstatutory Stock Option Plan and related forms of agreements (incorporated by reference to Exhibit 10.8 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.73*	Employment Letter for Ian Whiting dated May 1, 2005 (incorporated by reference to Exhibit 10.92 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)
10	.74†	Amendment #22 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.93 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)
10	.75†	Amendment #6 to Statement of Work No. 3 between International Business Machines Corporation and Brocade dated September 13, 2005 (incorporated by reference to Exhibit 10.94 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)
10	.76†	Statement of Work No. 4 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.95 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)
10	.77†	Amendment #14 dated October 24, 2005 to EMC Purchase Agreement between Brocade and EMC dated January 25, 2000 (incorporated by reference to Exhibit 10.96 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)
10.78		Tolling Agreement dated as of January 1, 2006 between Gregory L. Reyes and Brocade, David House, William Krause, Nicholas Moore, William O’Brien, Christopher Paisley, Larry Sonsini, Seth Neiman, Neal Dempsey and Sanjay Vaswani (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 28, 2006)
10.79		Notice of partial termination of Tolling Agreement dated September 11, 2006 (incorporated by reference to Exhibit 10.80 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)

Exhibit
Number		Description of Document

10	.80†	Amendment #23 dated December 15, 2005 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 28, 2006)
10.81		Amendment #24 dated December 15, 2005 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 28, 2006)
10	.82†	Amendment #4 dated January 20, 2006 to the OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)
10	.83†	Amendment No. 12 to the OEM Purchase Agreement dated January 25, 2000 (effective as of January 31, 2006) by and among Brocade, Brocade Communications Switzerland SarL, and EMC Corporation (incorporated by references to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)
10	.84†	Amendment #25 effective April 14, 2006 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)
10	.85†	Amendment #4 dated March 30, 2006 to the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)
10	.86†	Amendment #1 to Statement of Work No. 4 between International Business Machines Corporation and Brocade effective May 31, 2006 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 29, 2006)
10	.87†	Amendment #7 to Statement of Work No. 3 between International Business Machines Corporation and Brocade dated July 19, 2006 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 29, 2006)
10	.88†	Amendment #26 dated September 19, 2006 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.103 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)
10	.89†	Amendment #27 dated October 3, 2006 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.104 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)
10	.90†	Amendment #6 effective as of August 4, 2006 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.105 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)
10	.91†	Amendment #7 dated August 4, 2006 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.106 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)
10	.92†	Amendment #28 dated January 2, 2007 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 27, 2007)
10.93		Guaranty by Brocade dated January 29, 2007 related to the Indenture dated February 7, 2003 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 28, 2007)
10.94		Guaranty by Brocade dated January 29, 2007 related to the Indenture dated February 20, 2002 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 28, 2007)
10	.95†	Statement of Work #5 dated April 2, 2007 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 28, 2007)

Exhibit
Number		Description of Document

10	.96†	Amendment #29 dated March 19, 2007 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.6 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 28, 2007)
10	.97†	Amendment #19 dated April 26, 2007 to Purchase Agreement between EMC and Brocade (incorporated by reference to Exhibit 10.7 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 28, 2007)
10	.98*	Amended and Restated Change of Control Retention Agreement between Brocade and Michael Klayko effective May 11, 2007 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)
10	.99*	Form of Amended and Restated Change of Control Retention Agreement effective May 11, 2007 between Brocade and each of Richard Deranleau, T.J. Grewal, Don Jaworski, Luc Moyen, Tyler Wall and Ian Whiting (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)
10	.100†	Statement of Work #6 dated May 6, 2007 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)
10	.101†	Amendment #5, dated April 20, 2007 to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.116 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)
10	.102†	Amendment #8, dated September 6, 2007 to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.117 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)
10	.103†	Statement of Work #7, dated October 1, 2007 to Goods Agreement between International Business Machines and Brocade (incorporated by reference to Exhibit 10.118 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)
10	.104†	Amendment Number 1 dated November 1, 2007 to SOW #6 of the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 26, 2008)
10	.105†	Ninth Amendment, dated November 5, 2007 to OEM Purchase Agreement dated December 16, 2002 between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 26, 2008)
10	.106†	Amendment #10 dated November 21, 2007 to Statement of Work to Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 26, 2008)
10	.107†	Tenth Amendment, dated December 21, 2007 to OEM Purchase Agreement dated December 16, 2002 between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 26, 2008)
10	.108†	Amendment Number 31 dated December 30, 2007 to Statement of Work #1 to Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 26, 2008)
10	.109†	Amendment Number 32 dated January 22, 2008 to Statement of Work #1 to Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.6 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 26, 2008)
10	.110*	1999 Director Plan as amended and restated April 10, 2008 and related forms of agreements, as amended (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 26, 2008)
10	.111*	1999 Stock Plan as amended and restated November 27, 2006 and related forms of agreements, as amended (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 26, 2008)

Exhibit
Number		Description of Document

10	.112†	OEM Purchase Agreement dated May 20, 2008 between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 26, 2008)
10	.113†	Amendment Number 11 dated April 28, 2008 to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 26, 2008)
10	.114†	Amendment Number 2 to Statement of Work #6, dated May 12, 2008 to OEM Purchase Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 26, 2008)
10	.115†	Amendment Number 33 to Statement of Work #1, dated April 24, 2008 to OEM Purchase Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 26, 2008)
10	.116†	Purchase and Sale Agreement and Escrow Instruction dated April 24, 2008 between MFP/Hunter@First Office Partners, LLC and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 26, 2008)
10	.117†	Development Services Agreement dated May 22, 2008 between MFP/Hunter@First Development Partners, LLC and Brocade (incorporated by reference to Exhibit 10.6 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 26, 2008)
10.118		Voting Agreement dated as of July 21, 2008, between Bobby R. Johnson, Jr. and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on July 24, 2008)
10.119		Commitment letter dated as of July 21, 2008 with Bank of America, N.A., Banc of America Bridge LLC and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 99.1 from Brocade’s Form 8-K filed on August 14, 2008)
10	.120**	Stock Purchase Plan and Agreement dated as of August 13, 2008 between Morgan Stanley & Co. Incorporated and Brocade Communications Systems, Inc.
10	.121†	Credit Agreement, dated as of October 7, 2008, among the lenders party thereto, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Morgan Stanley Senior Funding, Inc., as syndication agent, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, HSBC Bank USA National Association and Keybank National Association, as co-documentation agents and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on October 14, 2008)
10	.122**/††	Amendment Number 34 dated June 23, 2008 to Statement of Work #1 to Goods Agreement between International Business Machines Corporation and Brocade Communications Systems, Inc.
10	.123**/††	Amendment Number 35 dated September 8, 2008 to Statement of Work #1 to Goods Agreement between International Business Machines Corporation and Brocade Communications Systems, Inc.
10	.124**/††	Amendment Number 12 dated August 21, 2008 to Statement of Work #3 to Goods Agreement between International Business Machines Corporation and Brocade Communications Systems, Inc.
10	.125**/††	Amendment Number 1 dated July 10, 2008 to Statement of Work #7 to Goods Agreement between International Business Machines Corporation and Brocade Communications Systems, Inc.
12	.1**	Statement of Computation of Ratio of Earnings to Fixed Charges
21	.1**	Subsidiaries of the Registrant
23	.1**	Consent of Independent Registered Public Accounting Firm
24	.1**	Power of attorney (see signature page)
31	.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31	.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32	.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

**	Filed herewith.

†	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

††	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

(b) Exhibits

See Exhibit Index included in Item 15(a) of this Form 10-K.

(c) Financial Statement Schedules

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended October 25, 2008, October 27, 2007 and October 28, 2006

	Balance at	Additions		Balance at
	Beginning of	Charged to		End of
Description	Period	Revenues	Deductions*	Period
	(In thousands)

Allowance for doubtful accounts:
2008	$2,430	$361	$(2,116)	$675
2007	$694	$2,656	$(920)	$2,430
2006	$467	$427	$(200)	$694
Sales allowances:
2008	$4,075	$6,253	$(5,959)	$4,369
2007	$4,148	$2,745	$(2,818)	$4,075
2006	$4,475	$3,099	$(3,426)	$4,148

*	Deductions related to the allowance for doubtful accounts and sales allowances represent amounts written off against the allowance less recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brocade Communications Systems, Inc.

By:	/s/ Michael Klayko
Michael Klayko
Chief Executive Officer

December 12, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Klayko and Richard Deranleau, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Klayko Michael Klayko	Chief Executive Officer (Principal Executive Officer and Director)	December 12, 2008

/s/ Richard Deranleau Richard Deranleau	Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)	December 12, 2008

/s/ David L. House David L. House	Chairman of the Board of Directors	December 12, 2008

/s/ L. William Krause L. William Krause	Director	December 12, 2008

/s/ Glenn Jones Glenn Jones	Director	December 12, 2008

/s/ Sanjay Vaswani Sanjay Vaswani	Director	December 12, 2008

/s/ Renato DiPentima Renato DiPentima	Director	December 12, 2008

/s/ John Gerdelman John Gerdelman	Director	December 12, 2008

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Reorganization by and among Brocade, McDATA Corporation and certain other parties dated August 7, 2006 (incorporated by reference to Exhibit 2.1 from Brocade’s Form 8-K filed on August 8, 2006)
2.2	Agreement and Plan of Merger dated as of July 21, 2008 among Brocade Communications Systems, Inc., Falcon Acquisition Sub, Inc. and Foundry Networks, Inc. (incorporated by reference to Exhibit 2.1 from Brocade’s Form 8-K filed on July 24, 2008)
2.3	Amendment No. 1 to Agreement and Plan of Merger dated as of November 7, 2008 among Brocade Communications Systems, Inc., Falcon Acquisition Sub, Inc. and Foundry Networks, Inc. (incorporated by reference to Exhibit 2.2 from Brocade’s Form 8-K filed on November 12, 2008)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)
3.2	Amended and Restated Bylaws of the Registrant amended as of February 22, 2008 (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 22, 2008)
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)
3.4	Certificate of Elimination of Series A Participating Preferred Stock of Brocade (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 16, 2007)
4.1	Form of Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
4.2	First Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, Brocade, and Wells Fargo Bank, National Association, as successor in interest to Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)
4.3	Second Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, McDATA Services Corporation, a Minnesota corporation f/k/a Computer Network Technology Corporation, Brocade, and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)
4.4	Indenture dated February 7, 2003 by and among McDATA Corporation and Wells Fargo Bank Minnesota National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)
4.5	Indenture dated February 20, 2002 by and among Computer Network Technology Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)
10.1	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)
10.2	Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999 (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended)
10.3	First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000 (incorporated by reference to Exhibit 10.22 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.4	Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000 (incorporated by reference to Exhibit 10.23 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10.5	Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000 (incorporated by reference to Exhibit 10.27 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)

Exhibit
Number		Description of Document

10	.6†	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000 (EMC Purchase Agreement) (incorporated by reference to Exhibit 10.29 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)
10	.7†	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000 (incorporated by reference to Exhibit 10.23 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.8		Extension Agreement between EMC Corporation and Brocade dated November 13, 2002 (incorporated by reference to Exhibit 10.24 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2003)
10	.9†	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999 (incorporated by reference to Exhibit 10.24 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.10		Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.11†	Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.26 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.12†	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.27 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.13†	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.28 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10	.14†	Statement of Work #2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.29 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)
10.15		Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000 (incorporated by reference to Exhibit 10.1 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001)
10	.16†	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10	.17†	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10	.18†	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.37 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.19†	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.36 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
10	.20†	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10.21		Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)
10	.22†	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement) (incorporated by reference to Exhibit 10.38 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)

Exhibit
Number		Description of Document

10	.23†	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (incorporated by reference to Exhibit 10.39 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10.24		Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002 (incorporated by reference to Exhibit 10.40 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.25†	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement) (incorporated by reference to Exhibit 10.41 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.26†	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001 (incorporated by reference to Exhibit 10.42 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.27†	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001 (incorporated by reference to Exhibit 10.43 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.28†	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002 (incorporated by reference to Exhibit 10.44 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.29†	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002 (incorporated by reference to Exhibit 10.45 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)
10	.30†	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.48 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)
10	.31†	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPI Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.49 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10.32		Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (incorporated by reference to Exhibit 10.50 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.33†	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003 (incorporated by reference to Exhibit 10.51 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.34†	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.52 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10.35		Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.53 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.36†	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.54 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.37†	Amendment No. 2 to EMC Purchase Agreement between Brocade and EMC dated February 18, 2003 (incorporated by reference to Exhibit 10.55 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)
10	.38†	Amendment No. 3 to EMC Purchase Agreement between Brocade and EMC dated July 30, 2003 (incorporated by reference to Exhibit 10.56 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 25, 2003)

Exhibit
Number		Description of Document

10	.39†	Amendment #10 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.55 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.40†	Amendment #11 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.56 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.41†	Amendment #14 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.59 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.42†	Statement of Work #3 between International Business Machines Corporation and Brocade dated December 15, 2003 (incorporated by reference to Exhibit 10.60 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.43†	Amendment No. 4 to EMC Purchase Agreement between Brocade and EMC dated October 29, 2003 (incorporated by reference to Exhibit 10.61 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.44		Third Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 30, 2000 (incorporated by reference to Exhibit 10.62 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.45		Fourth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.63 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.46		Fifth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.64 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.47		Sixth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.65 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.48		Real Estate Sale and Lease Termination Agreement between EOP-Skyport I, LLC and Brocade effective November 18, 2003 (incorporated by reference to Exhibit 10.66 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.49		Grant Deed from EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003 (incorporated by reference to Exhibit 10.67 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.50		Fourth Amendment to the Skyport Plaza Declaration of Common Easements, Covenants, Conditions and Restrictions dated October 18, 2003 (incorporated by reference to Exhibit 10.68 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.51		Guaranty of Brocade Communications Systems, Inc. to EOP Skyport I, L.L.C dated November 18, 2003 (incorporated by reference to Exhibit 10.69 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10.52		Right of First Offer Agreement between EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003 (incorporated by reference to Exhibit 10.70 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)
10	.53†	Amendment #15 dated March 26, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.71 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004)
10	.54†	Amendment No. 6 dated April 27, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.72 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004)
10	.55†	Amendment No. 5 dated May 4, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.73 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004)

Exhibit
Number		Description of Document

10	.56†	Amendment #1 dated May 12, 2004 to Statement of Work #3 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.76 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004)
10	.57†	Amendment #18 dated October 5, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.77 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.58†	Amendment No. 7 dated July 28, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.78 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.59†	Amendment No. 8 dated November 1, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.79 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.60†	Amendment #1 dated November 2, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.80 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.61†	Amendment #2 dated October 27, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.81 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.62*	Employment Letter for Michael Klayko (incorporated by reference to Exhibit 10.85 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.63*	Employment Letter for Don Jaworski (incorporated by reference to Exhibit 10.86 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)
10	.64†	Amendment #19 dated January 28, 2005 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.88 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 29, 2005)
10	.65†	Amendment #3 dated November 22, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.89 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 29, 2005)
10	.66†	Amendment #10 dated March 20, 2005 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 30, 2005)
10	.67†	Amendment #11 dated March 25, 2005 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 30, 2005)
10	.68*	Senior Leadership Plan as amended and restated as of November 16, 2007 (incorporated by reference to Exhibit 10.1 from Brocade’s current report on Form 8-K as filed on November 21, 2007)
10	.69†	Amendment #21 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated June 28, 2005 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.70†	Amendment #13 dated July 12, 2005 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.71*	Amended and Restated Employee Stock Purchase Plan and related forms of agreements (incorporated by reference to Exhibit 10.7 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.72*	Amended and Restated 1999 Nonstatutory Stock Option Plan and related forms of agreements (incorporated by reference to Exhibit 10.8 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)
10	.73*	Employment Letter for Ian Whiting dated May 1, 2005 (incorporated by reference to Exhibit 10.92 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)

Exhibit
Number		Description of Document

10	.74†	Amendment #22 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.93 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)
10	.75†	Amendment #6 to Statement of Work No. 3 between International Business Machines Corporation and Brocade dated September 13, 2005 (incorporated by reference to Exhibit 10.94 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)
10	.76†	Statement of Work No. 4 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.95 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)
10	.77†	Amendment #14 dated October 24, 2005 to EMC Purchase Agreement between Brocade and EMC dated January 25, 2000 (incorporated by reference to Exhibit 10.96 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)
10.78		Tolling Agreement dated as of January 1, 2006 between Gregory L. Reyes and Brocade, David House, William Krause, Nicholas Moore, William O’Brien, Christopher Paisley, Larry Sonsini, Seth Neiman, Neal Dempsey and Sanjay Vaswani (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 28, 2006)
10.79		Notice of partial termination of Tolling Agreement dated September 11, 2006 (incorporated by reference to Exhibit 10.80 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)
10	.80†	Amendment #23 dated December 15, 2005 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 28, 2006)
10.81		Amendment #24 dated December 15, 2005 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 28, 2006)
10	.82†	Amendment #4 dated January 20, 2006 to the OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)
10	.83†	Amendment No. 12 to the OEM Purchase Agreement dated January 25, 2000 (effective as of January 31, 2006) by and among Brocade, Brocade Communications Switzerland SarL, and EMC Corporation (incorporated by references to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)
10	.84†	Amendment #25 effective April 14, 2006 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)
10	.85†	Amendment #4 dated March 30, 2006 to the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)
10	.86†	Amendment #1 to Statement of Work No. 4 between International Business Machines Corporation and Brocade effective May 31, 2006 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 29, 2006)
10	.87†	Amendment #7 to Statement of Work No. 3 between International Business Machines Corporation and Brocade dated July 19, 2006 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 29, 2006)
10	.88†	Amendment #26 dated September 19, 2006 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.103 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)

Exhibit
Number		Description of Document

10	.89†	Amendment #27 dated October 3, 2006 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.104 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)
10	.90†	Amendment #6 effective as of August 4, 2006 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.105 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)
10	.91†	Amendment #7 dated August 4, 2006 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.106 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)
10	.92†	Amendment #28 dated January 2, 2007 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 27, 2007)
10.93		Guaranty by Brocade dated January 29, 2007 related to the Indenture dated February 7, 2003 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 28, 2007)
10.94		Guaranty by Brocade dated January 29, 2007 related to the Indenture dated February 20, 2002 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 28, 2007)
10	.95†	Statement of Work #5 dated April 2, 2007 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 28, 2007)
10	.96†	Amendment #29 dated March 19, 2007 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.6 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 28, 2007)
10	.97†	Amendment #19 dated April 26, 2007 to Purchase Agreement between EMC and Brocade (incorporated by reference to Exhibit 10.7 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 28, 2007)
10	.98*	Amended and Restated Change of Control Retention Agreement between Brocade and Michael Klayko effective May 11, 2007 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)
10	.99*	Form of Amended and Restated Change of Control Retention Agreement effective May 11, 2007 between Brocade and each of Richard Deranleau, T.J. Grewal, Don Jaworski, Luc Moyen, Tyler Wall and Ian Whiting (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)
10	.100†	Statement of Work #6 dated May 6, 2007 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)
10	.101†	Amendment #5, dated April 20, 2007 to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.116 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)
10	.102†	Amendment #8, dated September 6, 2007 to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.117 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)
10	.103†	Statement of Work #7, dated October 1, 2007 to Goods Agreement between International Business Machines and Brocade (incorporated by reference to Exhibit 10.118 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)
10	.104†	Amendment Number 1 dated November 1, 2007 to SOW #6 of the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 26, 2008)

Exhibit
Number		Description of Document

10	.105†	Ninth Amendment, dated November 5, 2007 to OEM Purchase Agreement dated December 16, 2002 between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 26, 2008)
10	.106†	Amendment #10 dated November 21, 2007 to Statement of Work to Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 26, 2008)
10	.107†	Tenth Amendment, dated December 21, 2007 to OEM Purchase Agreement dated December 16, 2002 between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 26, 2008)
10	.108†	Amendment Number 31 dated December 30, 2007 to Statement of Work #1 to Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 26, 2008)
10	.109†	Amendment Number 32 dated January 22, 2008 to Statement of Work #1 to Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.6 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 26, 2008)
10	.110*	1999 Director Plan as amended and restated April 10, 2008 and related forms of agreements, as amended (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 26, 2008)
10	.111*	1999 Stock Plan as amended and restated November 27, 2006 and related forms of agreements, as amended (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 26, 2008)
10	.112†	OEM Purchase Agreement dated May 20, 2008 between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 26, 2008)
10	.113†	Amendment Number 11 dated April 28, 2008 to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 26, 2008)
10	.114†	Amendment Number 2 to Statement of Work #6, dated May 12, 2008 to OEM Purchase Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 26, 2008)
10	.115†	Amendment Number 33 to Statement of Work #1, dated April 24, 2008 to OEM Purchase Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 26, 2008)
10	.116†	Purchase and Sale Agreement and Escrow Instruction dated April 24, 2008 between MFP/Hunter@First Office Partners, LLC and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 26, 2008)
10	.117†	Development Services Agreement dated May 22, 2008 between MFP/Hunter@First Development Partners, LLC and Brocade (incorporated by reference to Exhibit 10.6 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 26, 2008)
10.118		Voting Agreement dated as of July 21, 2008, between Bobby R. Johnson, Jr. and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on July 24, 2008)
10.119		Commitment letter dated as of July 21, 2008 with Bank of America, N.A., Banc of America Bridge LLC and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 99.1 from Brocade’s Form 8-K filed on August 14, 2008)
10	.120**	Stock Purchase Plan and Agreement dated as of August 13, 2008 between Morgan Stanley & Co. Incorporated and Brocade Communications Systems, Inc.

Exhibit
Number		Description of Document

10	.121†	Credit Agreement, dated as of October 7, 2008, among the lenders party thereto, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Morgan Stanley Senior Funding, Inc., as syndication agent, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, HSBC Bank USA National Association and Keybank National Association, as co-documentation agents and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on October 14, 2008)
10	.122**/††	Amendment Number 34 dated June 23, 2008 to Statement of Work #1 to Goods Agreement between International Business Machines Corporation and Brocade Communications Systems, Inc.
10	.123**/††	Amendment Number 35 dated September 8, 2008 to Statement of Work #1 to Goods Agreement between International Business Machines Corporation and Brocade Communications Systems, Inc.
10	.124**/††	Amendment Number 12 dated August 21, 2008 to Statement of Work #3 to Goods Agreement between International Business Machines Corporation and Brocade Communications Systems, Inc.
10	.125**/††	Amendment Number 1 dated July 10, 2008 to Statement of Work #7 to Goods Agreement between International Business Machines Corporation and Brocade Communications Systems, Inc.
12	.1**	Statement of Computation of Ratio of Earnings to Fixed Charges
21	.1**	Subsidiaries of the Registrant
23	.1**	Consent of Independent Registered Public Accounting Firm
24	.1**	Power of attorney (see signature page)
31	.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31	.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32	.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

**	Filed herewith.

†	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

††	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.