Form 10-Q
period 2009-01-24
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2009-02-25
CIK 1009626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended January 24, 2009
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
Yes ☑   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
     The number of shares outstanding of the registrant’s common stock as of February 18, 2009 was 386,977,387 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED JANUARY 24, 2009
INDEX

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations for the Three Months Ended January 24, 2009 and January 26, 2008	4
	Condensed Consolidated Balance Sheets as of January 24, 2009 and October 25, 2008	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended January 24, 2009 and January 26, 2008	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	52
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 6.	Exhibits	68
SIGNATURES		70
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-31.1
EX-31.2
EX-32.1

Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, debt repayments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending litigation, including claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “assumes,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, and the beliefs and assumptions of our management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below, under “Part II — Other Information, Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Further, we undertake no obligation to revise or update any forward-looking statements for any reason.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	January 24,	January 26,
	2009	2008
	(In thousands, except per share amounts)
Net revenues
Product	$362,600	$297,946
Service	68,991	49,903

Total net revenues	431,591	347,849
Cost of revenues
Product	151,191	117,777
Service	37,985	33,495

Total cost of revenues	189,176	151,272

Gross margin
Product	211,409	180,169
Service	31,006	16,408

Total gross margin	242,415	196,577
Operating expenses:
Research and development	68,451	58,206
Sales and marketing	73,166	63,174
General and administrative	18,388	12,366
Legal fees associated with indemnification obligations and other related costs	19,299	9,659
Amortization of intangible assets	13,229	7,909
Acquisition and integration costs	953	—
In-process research and development	26,900	—

Total operating expenses	220,386	151,314

Income from operations	22,029	45,263
Interest and other income (loss), net	(3,811)	11,485
Interest expense	(21,357)	(1,521)
Loss on sale of investments, net	(864)	(2,225)

Income (loss) before provision for income taxes	(4,003)	53,002
Income tax provision	22,028	33,157

Net income (loss)	$(26,031)	$19,845

Net income (loss) per share — basic	$(0.07)	$0.05

Net income (loss) per share — diluted	$(0.07)	$0.05

Shares used in per share calculation — basic	376,202	383,194

Shares used in per share calculation — diluted	376,202	403,279

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 24,	October 25,
	2009	2008
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$190,038	$453,884
Short-term investments	24,133	152,741

Total cash, cash equivalents and short-term investments	214,171	606,625
Accounts receivable, net of allowances of $9,911 and $5,044 at January 24, 2009 and October 25, 2008, respectively	245,308	158,935
Inventories	84,852	21,362
Deferred tax assets	126,146	104,705
Prepaid expenses and other current assets	81,709	49,931

Total current assets	752,186	941,558
Long-term marketable equity securities	—	177,380
Long-term investments	1,725	36,120
Restricted cash	—	1,075,079
Property and equipment, net	339,017	313,379
Goodwill	1,744,580	268,977
Intangible assets, net	587,670	220,567
Non-current deferred tax assets	98,978	227,795
Other assets	32,933	37,793

Total assets	$3,557,089	$3,298,648

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$122,218	$167,660
Accrued employee compensation	111,367	107,994
Deferred revenue	168,763	103,372
Current liabilities associated with facilities lease losses	14,322	13,422
Liability associated with class action lawsuit	—	160,000
Revolving credit facility	14,050	—
Current portion of long-term debt	43,184	43,606
Other accrued liabilities	125,144	105,804

Total current liabilities	599,048	701,858
Long-term debt, net of current portion	1,012,759	1,011,399
Convertible subordinated debt	170,200	169,660
Non-current liabilities associated with facilities lease losses	16,746	15,007
Non-current deferred revenue	57,909	37,869
Non-current income tax liability	89,915	67,497
Other non-current liabilities	9,364	13,118

Total liabilities	1,955,941	2,016,408

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 380,857 and 371,858 shares at January 24, 2009 and October 25, 2008, respectively	381	372
Additional paid-in capital	1,662,503	1,392,927
Accumulated other comprehensive loss	(10,525)	(85,877)
Accumulated deficit	(51,211)	(25,182)

Total stockholders’ equity	1,601,148	1,282,240

Total liabilities and stockholders’ equity	$3,557,089	$3,298,648

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	January 24,	January 26,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(26,031)	$19,845
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Excess tax benefit from employee stock plans	336	(3,925)
Depreciation and amortization	39,754	30,888
Loss on disposal of property and equipment	558	629
Amortization of debt issuance costs	1,623	—
Net losses on investments and marketable equity securities	860	1,667
Provision for doubtful accounts receivable and sales allowances	2,271	1,688
Non-cash compensation expense	18,080	8,472
Capitalization of interest cost	(2,043)	—
In-process research and development	26,900	—
Changes in assets and liabilities:
Accounts receivable	(12,044)	21,702
Inventories	14,397	2,662
Prepaid expenses and other assets	1,827	3,005
Deferred tax assets	—	306
Accounts payable	(64,080)	(30,282)
Accrued employee compensation	(47,057)	(16,116)
Deferred revenue	17,681	5,706
Other accrued liabilities	26,521	35,430
Liabilities associated with facilities lease losses	(3,321)	(2,476)
Liability associated with class action lawsuit	(160,000)	—

Net cash provided by (used in) operating activities	(163,768)	79,201

Cash flows from investing activities:
Purchases of short-term investments	—	(74,919)
Purchases of long-term investments	—	(29,456)
Proceeds from maturities and sale of short-term investments	136,297	177,301
Proceeds from maturities and sale of long-term investments	30,058	152
Proceeds from sale of marketable equity securities and equity investments	—	5,803
Purchases of property and equipment	(35,818)	(17,178)
Decrease in restricted cash	1,075,079	—
Net cash paid in connection with acquisitions	(1,297,482)	—

Net cash provided by (used in) investing activities	(91,866)	61,703

Cash flows from financing activities:
Payment of senior underwriting fees related to the term loan	(30,525)	—
Common stock repurchases	—	(80,012)
Proceeds from issuance of common stock, net	8,548	7,824
Proceeds from revolving credit facility	14,050	—
Excess tax benefit from employee stock plans	(336)	3,925

Net cash used in financing activities	(8,263)	(68,263)

Effect of exchange rate fluctuations on cash and cash equivalents	51	(1,806)

Net increase (decrease) in cash and cash equivalents	(263,846)	70,835
Cash and cash equivalents, beginning of period	453,884	315,755

Cash and cash equivalents, end of period	$190,038	$386,590

Supplemental schedule of non-cash investing activities:
Fair value of stock options and awards assumed and accelerated	$253,551	$—

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Operations of Brocade
     Brocade Communications Systems, Inc. (“Brocade” or the “Company”) is a leading supplier of networking solutions that help enterprises and service providers connect and manage their information. The Company offers a comprehensive line of networking hardware and software products and services that enable businesses to make their data centers more efficient, reliable and adaptable. The Company also offers a comprehensive, end-to-end suite of high-performance data networking solutions that provide performance, reliability and scalability for a wide range of infrastructure deployments in enterprise and service provider environments.
     As a result of the acquisition of Foundry Networks, Inc. (“Foundry”) in the first fiscal quarter of 2009, Brocade reorganized its four operating units. The objective of this new organization is to enable the Company to more effectively focus on growth opportunities, while being well-positioned to more rapidly scale and accommodate new business opportunities, including potential future acquisitions. The four operating units are as follows:
•	The Data Storage (“Data Storage”) operating unit encompasses the Brocade Storage Area Network (“SAN”) business, which includes infrastructure products and solutions including directors, switches, routers, fabric-based software applications, distance/extension products, as well as management applications and utilities to centralize data management. Data Storage also includes the host bus adapters (“HBAs”) and Intelligent Server Adapter initiatives, as well as the SAN switch modules for bladed servers and embedded switches for blade servers. Prior to fiscal year 2009, the SAN business was referred to as Data Center Infrastructure (“DCI”). In addition, prior to fiscal year 2009, the HBAs, Intelligent Server Adapter initiatives, as well as the SAN switch modules for bladed servers and embedded switches for blade servers that are now included in Data Storage, were referred to together as Server Edge and Storage (“SES”).

•	The IP Layer 2-3 operating unit includes Layer 2-3 switches and routers which enable efficient use of bandwidth-intensive network business applications and digital entertainment on both local area networks (“LANs”) and wide area networks (“WANs”).

•	The Application Delivery Controller (“ADC”) operating unit includes Layer 4—7 switches which allow enterprises and service providers to build highly available network infrastructures that efficiently direct the flow of traffic. ADC also includes the Brocade File Area Network solutions (“Files”).

•	The Global Services (“Global Services”) operating unit includes consulting and support services that assist customers in designing, implementing, deploying and managing advanced networking solutions, as well as post-contract customer support (“PCS”). Prior to fiscal year 2009, the Global Services operating unit was referred to as Services, Support and Solutions (“S3”).
     Pursuant to Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as amended (“SFAS 131”), two or more operating segments may be aggregated into a single reportable segment if the operating segments have similar economic characteristics, and if the operating segments are similar in each of the following areas:
•	The nature of the products and services;

•	The nature of the production processes;

•	The type or class of customer for their products and services;

•	The methods used to distribute their products or provide their services; and

•	If applicable, the nature of the regulatory environment, for example, banking, insurance, or public utilities.
     As such, under the new measurements of segment financial reporting implemented in the first quarter of fiscal year 2009, IP Layer 2-3 and ADC are combined into one reportable segment (referred to together as “IP Products”). Data Storage and Global Services are individually reportable segments. Prior to fiscal year 2009, SES and Files were combined into one reportable segment (referred to together as “Other”).

     Brocade’s products, services and solutions simplify information technology (“IT”) infrastructure, increase resource utilization, ensure availability of mission critical applications, and support advanced data, voice and video applications.
     Brocade products and services are marketed, sold and supported worldwide to end-user customers through distribution partners, including original equipment manufacturers (“OEMs”), distributors, systems integrators, value-added resellers and by the Brocade direct sales force.
2. Summary of Significant Accounting Policies
Basis of Presentation
     Brocade has prepared the accompanying financial data as of January 24, 2009, and for the three months ended January 24, 2009 and January 26, 2008, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 25, 2008 Condensed Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2008.
     In the opinion of management, all adjustments (which include only normal recurring adjustments, except as otherwise indicated) necessary to present a fair statement of financial position as of January 24, 2009, results of operations for the three months ended January 24, 2009 and January 26, 2008, and cash flows for the three months ended January 24, 2009 and January 26, 2008 have been made. The results of operations for the three months ended January 24, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Fiscal Year
     The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Fiscal year 2009 is a 53-week fiscal year and fiscal year 2008 is a 52-week fiscal year. The second quarter of fiscal year 2009 consists of 14 weeks, which is one week longer than a typical quarter.
Computation of Net Income (Loss) per Share
     Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed using the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period that have a dilutive effect on earnings per share. Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock units and awards and assumed issuance of stock under the employee stock purchase plan using the treasury stock method, and the assumed conversion of outstanding convertible subordinated debt using the if-converted method. In a net loss position, diluted net loss per share is computed using only the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, as any additional common shares would be antidilutive.
Fair Value Measurements
     The Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), effective at the beginning of fiscal year 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Upon its adoption of SFAS 157, the Company applied the disclosure requirements related to financial assets and financial liabilities. The adoption of SFAS 157 for financial assets and financial liabilities was prospective and did not have a material impact on the Company’s results of operations or the fair values of its financial assets and liabilities (see Note 7, “Fair Value Measurements,” of the Notes to Condensed Consolidated Financial Statements).

     In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities until the beginning of fiscal year 2010, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently assessing the impact that the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities may have on its financial position and results of operations.
     The Company adopted the provisions of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), effective at the beginning of fiscal year 2009. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upon its adoption of SFAS 159, the Company has not elected the fair value option for any eligible financial instruments as of January 24, 2009.
Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities
     The Company adopted the provisions of EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”), effective at the beginning of fiscal year 2009. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized, and recognized as an expense as the related goods are delivered or the related services are performed. The adoption of EITF 07-3 did not have a material impact on the Company’s financial position and results of operations.
Concentrations
     A majority of the Company’s trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of January 24, 2009, two customers accounted for 15% and 11%, respectively, of total accounts receivable. As of October 25, 2008, three customers accounted for 30%, 17% and 14%, respectively, of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances, and other allowances. While the Company has not experienced material credit losses in any of the periods presented, there can be no assurance that the Company will not experience material credit losses in the future, particularly in light of the current economic environment.
     For the three months ended January 24, 2009 and January 26, 2008, three customers each represented ten percent or more of the Company’s total net revenues for a combined total of 56% and 66% of total net revenues, respectively. The Company’s future success depends upon the buying patterns of significant customers, such as companies within the financial services sector, the United States government or individual agencies within the United States government, their response to current and future IT investment trends and the continued demand by such customers for the Company’s products. Delays in or a reduction in information technology spending, domestically and/or internationally, could harm the Company’s business, results of operations and financial condition in a number of ways, including longer sales cycles, increased inventory provisions, increased production costs, lowered prices for Brocade’s products and reduced sales volumes. In addition, the loss of any one significant OEM partner, or a decrease in the level of sales to any one significant OEM partner, or unsuccessful quarterly negotiation on key terms, conditions or timing of purchase orders placed during a quarter, would likely cause serious harm to Brocade’s business and financial results.
     The Company currently relies on single and limited sources for multiple key components used in the manufacture of its products. Additionally, the Company relies on multiple contract manufacturers for the production of its products. The inability of any single or limited source supplier to fulfill supply, or the inability of a contract manufacturer to fulfill production requirements, could have a material adverse effect on the Company’s future operating results. Further, if the Company’s suppliers face challenges in obtaining credit or otherwise in operating their businesses, they may become unable to continue to offer the materials the Company uses to manufacture its products.

Revenue Recognition
     Product revenue. The Company’s products are generally integrated with software that is essential to the functionality of the equipment. Additionally, the Company provides unspecified software upgrades and enhancements related to the equipment through its maintenance contracts for most of its products. Accordingly, the Company accounts for revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition,” as amended (“SOP 97-2”), and all related interpretations. For sales of products where software is incidental to the equipment, the Company applies the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), and all related interpretations. Product revenue is generally recognized when all of the following criteria have been met:
•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred;

•	The fee is fixed or determinable; and

•	Collection is probable.
     Products related to the Company’s acquisition of Foundry are currently accounted for under SAB 104. In the future, if the Company determines that newly introduced products based on Foundry’s technology include software that is essential to the functionality of the equipment, then such new products will be accounted for using SOP 97-2 and all related interpretations.
     For newly introduced SAN products, many of the Company’s large OEM customers require a product qualification period during which the Company’s products are tested and approved by the OEM customers for sale to their customers. Revenue recognition and related cost are deferred for shipments to new OEM customers and for shipments of newly introduced products to existing OEM customers until satisfactory evidence of completion of the product qualification has been received from the OEM customer. Revenue from sales to the Company’s master reseller customers is recognized in the same period in which the product is actually sold by the master reseller (sell-through).
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
     Service revenue. Service revenue consists of training and maintenance arrangements, including PCS, customer support services and other professional services. PCS services are offered under renewable, annual fee-based contracts or as part of multiple-element arrangements and typically include upgrades and enhancements to the Company’s operating system software and telephone support. Revenue related to PCS elements are deferred and recognized ratably over the contractual period. PCS contracts are typically one to three years in length.
     Customer support services are offered under renewable, fee-based contracts which provide customers with hardware repair and replacement parts, access to technical assistance, and unspecified software updates and upgrades on a when-and-if available basis. Revenue from customer support contracts is deferred and recognized ratably over the contractual support period, in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” (“FTB 90-1”). Customer support services contracts are typically one to five years in length.
     Professional services are offered under fee-based contracts or as part of multiple-element arrangements. Professional service revenue is recognized when services are completed. Training revenue is recognized upon completion of the training.
     Multiple-element arrangements. The Company’s multiple-element product offerings include computer hardware and software products and support services. The Company also sells certain software products and support services separately. The Company’s software products are generally essential to the functionality of its hardware products and are, therefore, accounted for in accordance with SOP 97-2. The Company allocates revenue to each element in a multiple-element arrangement based upon vendor-specific objective evidence (“VSOE”) of the fair value of the element, or if VSOE is not available for the delivered element, by application of the residual method. In the application of the residual method, the Company allocates revenue to the undelivered elements based on VSOE for those elements and allocates the residual revenue to the delivered elements. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each element. For sales of products that contain multiple elements and where software is incidental, the Company applies the provisions of EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), to determine the separate units of accounting that exist within the arrangement. If more than one unit of accounting exists, the arrangement consideration is allocated to each unit of accounting using either the relative fair value method or the residual fair value method as prescribed by EITF 00-21. Revenue is recognized for each unit of accounting when all the revenue recognition criteria have been met for that unit of accounting.
Recent Accounting Pronouncements
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R requires the acquirer in a business combination to recognize assets and liabilities assumed at their fair values and to recognize acquisition-related costs separately from the acquisition. SFAS141R will be effective for the Company in fiscal year 2010, with early adoption prohibited. The Company expects the implementation of SFAS 141R will have an impact on its financial position and results of operations, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date of November 1, 2009.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company is currently assessing the impact of SFAS 160, but does not expect the adoption to have a material impact on its financial position, results of operations, and cash flows.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations, and cash flows. SFAS 161 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, and will be adopted by the Company in the first quarter of fiscal year 2010. Because SFAS 161 only requires additional disclosure, the adoption will not impact the Company’s financial position, results of operations, and cash flows.
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company currently adheres to the hierarchy of generally accepted accounting principles as presented in SFAS 162, and adoption of SFAS 162 is not expected to have a material impact on its financial position, results of operations, and cash flows.
     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010. The Company has not yet adopted FSP APB 14-1, but is currently assessing the impact that FSP APB 14-1 may have on its financial position, results of operations, and cash flows.

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
     In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2010. The Company expects EITF 08-7 will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the intangible assets purchased after the effective date of November 1, 2009.
3. Acquisitions
Foundry Networks, Inc.
     On December 18, 2008, the Company completed its acquisition of Foundry in accordance with the Agreement and Plan of Merger, which the Company entered into on July 21, 2008, as well as Amendment No. 1 to the Agreement and Plan of Merger, which the Company entered into on November 7, 2008 (as amended, the “Foundry Merger Agreement”). As a result of the merger, Foundry is now a wholly-owned subsidiary of the Company.
     The Company recorded the acquisition using the purchase method of accounting and, accordingly, has included the results of operations of Foundry in the accompanying Condensed Consolidated Statements of Operations from December 18, 2008, the date the acquisition was completed.
     Pursuant to the terms of the Foundry Merger Agreement, each issued and outstanding share of Foundry common stock, other than the shares held by the Company, was canceled and converted into the right to receive $16.50 in cash, without interest. Approximately 137,061,501 shares of Foundry common stock were converted into the right to receive approximately $2.26 billion, which excluded 14,000,000 shares of Foundry common stock held by Brocade that were canceled upon effectiveness of the merger without consideration. In addition, upon the effectiveness of the merger, Brocade: (i) terminated certain outstanding unvested stock options; (ii) in certain circumstances, terminated Foundry’s outstanding vested options and granted, in lieu thereof, a right to be issued fully-vested Brocade common stock upon settlement thereof based on the excess of the per-share merger consideration set forth in the Foundry Merger Agreement over the applicable exercise price of such options; and (iii) (a) assumed certain outstanding equity awards or (b) replaced certain of Foundry’s outstanding equity awards with reasonably equivalent Brocade equity awards based on a conversion ratio derived from the per-share merger consideration as set forth in the Foundry Merger Agreement, in certain cases offsetting the number of shares (on a post-conversion basis) against Brocade’s existing share reserve under its stockholder-approved equity incentive plans.
     The total purchase price of the Foundry acquisition was $2.8 billion and is comprised of the following (in thousands):

Amount
Cash tendered for shares of outstanding common stock of Foundry (1)	$2,506,474
Fair value of stock options and awards assumed and accelerated	253,551
Direct transaction costs	27,395

Total purchase price	$2,787,420

(1)	This amount includes the $248.4 million paid by the Company to acquire 14.0 million shares of Foundry common stock before the consummation of the acquisition, net of $3.5 million in dividend received.
     In connection with this acquisition, the Company assumed options to purchase approximately 93.5 million shares of Brocade’s common stock at a weighted-average exercise price of approximately $3.23 per share. The Company also assumed approximately 34.7 million restricted stock units with a weighted-average grant date fair value of $3.52.

     Direct transaction costs include investment banking, legal and accounting fees and other external costs directly related to the acquisition.
     The Company allocated the total purchase consideration to the net assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date, resulting in initial goodwill of approximately $1,475.6 million which is not expected to be deductible for income tax purposes. The allocation of the purchase price reflects various preliminary estimates and analyses and are subject to change during the purchase price allocation period.
     The following table summarizes the initial allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Amount
Assets acquired:
Cash and cash equivalents and short-term investments	$987,956
Accounts receivable	89,831
Inventories	70,633
Identifiable intangible assets
Developed products technology	191,300
Customer contracts and relationships	194,500
In-process research and development (1)	26,900
Order backlog	6,500
Deferred tax assets	27,174
Goodwill	1,475,603
Other assets	202,804

Total assets acquired	3,273,201
Liabilities assumed:
Deferred tax liabilities	134,822
Other liabilities	350,959

Total liabilities assumed	485,781

Net assets acquired	$2,787,420

(1)	In connection with the acquisition of Foundry, the Company recorded a $26.9 million in-process research and development charge for the three months ended January 24, 2009.
     Of the total purchase price, a preliminary estimate of approximately $0.4 billion has been allocated to amortizable intangible assets acquired. The amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives as follows:

		Weighted-
		Average
	Amount	Useful Life
	(in thousands)	(in years)
Developed products technology	$191,300	5
Customer contracts and relationships	194,500	5
Order backlog	$6,500	0.25
     The following unaudited pro forma financial information for the three months ended January 24, 2009 and January 26, 2008 presents a summary of the results of operations of the Company assuming the acquisition of Foundry occurred at the beginning of each of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented, nor is it indicative of future operating results:

	Three Months Ended
	January 24,	January 26,
In thousands, except per share amounts	2009 (1)	2008 (2)
Total net revenues	$508,638	$516,504
Pretax income	9,119	52,517
Net income	283	16,024
Basic net income per share	$0.00	$0.04

(1)	The unaudited pro forma financial results for the three months ended January 24, 2009 include Brocade’s historical results for the three months ended January 24, 2009, which include Foundry’s results subsequent to December 18, 2008, and Foundry’s historical results for the period October 26, 2008 to December 18, 2008, including amortization for acquired intangible assets, elimination of the in-process research and development charge and acquisition-related fees, and related tax effects.

(2)	The unaudited pro forma financial results for the three months ended January 26, 2008 include Brocade’s historical results for the three months ended January 26, 2008 and Foundry’s historical results for the three months ended December 31, 2007, including amortization for acquired intangible assets, adjustment to interest expense, and related tax effects.
4. Goodwill and Intangible Assets
     During the second quarter of fiscal year 2008, the Company allocated goodwill to each operating unit as defined by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). During the first quarter of fiscal year 2009, Brocade reorganized its four operating units, of which two are individually reportable segments: Data Storage and Global Services; and two are combined into one reportable segment: IP Products. Prior period allocation of goodwill activity by reportable segment has been conformed to the new measurements of segment financial reporting implemented in the first quarter of fiscal year 2009. The following table summarizes the goodwill activity by reportable segment during the three months ended January 24, 2009 (in thousands):

	Data Storage	IP Products	Global Services	Total
Balance at October 25, 2008	$183,331	$45,832	$39,814	$268,977
Acquisition of Foundry	—	1,357,855	117,748	1,475,603

Balance at January 24, 2009	$183,331	$1,403,687	$157,562	$1,744,580

     Intangible assets as of January 24, 2009 consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Tradename	$14,873	$7,820	$7,053
Core/Developed technology	346,054	82,654	263,400
Customer relationships	373,912	61,284	312,628
Non-compete agreements	970	714	256
Backlog	6,580	2,247	4,333

Total intangible assets	$742,389	$154,719	$587,670

     Intangible assets as of October 25, 2008 consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Tradename	$14,873	$6,971	$7,902
Core/Developed technology	154,754	71,202	83,552
Customer relationships	179,412	50,654	128,758
Non-compete agreements	970	615	355

Total intangible assets	$350,009	$129,442	$220,567

     Intangible assets other than goodwill are amortized over their estimated useful lives, unless the Company has determined these lives to be indefinite. The Company amortizes intangible assets over the following remaining useful lives (in years):

Useful Life
Tradename	5.72
Core/Developed technology	4.21
Customer relationships	4.80
Non-compete agreements	0.63
Backlog	—

Total intangible assets	4.51

     For the three months ended January 24, 2009, amortization expense related to intangible assets of $12.0 million was included in cost of revenues and $13.2 million was included in operating expenses on the Condensed Consolidated Statement of Operations. For the three months ended January 26, 2008, amortization expense related to intangible assets of $11.3 million was included in cost of revenues and $7.9 million was included in operating expenses on the Condensed Consolidated Statement of Operations.
     The following table presents the estimated future amortization of intangible assets as at January 24, 2009 (in thousands):

Future
Estimated
Fiscal Year	Amortization
2009 (1)	$111,959
2010	130,390
2011	120,417
2012	107,062
2013	94,703
Thereafter	23,139

Total	$587,670

(1)	Reflects the remaining nine months of fiscal year 2009.
     Due to the recent extraordinary market and economic conditions, the Company experienced a decline in its stock price, thereby resulting in a loss of market capitalization. As of January 24, 2009 and October 25, 2008, there was no impairment of goodwill and intangible assets. The Company will continue to monitor changes in the global economy that could impact future operating results of its reporting units. If the businesses the Company acquired fail to meet its expectations as set out at the time of acquisition or if the market capitalization of its stock trades at a depressed level for an extended period of time, the Company could incur significant impairment charges which could negatively impact its financial results.
5. Balance Sheet Details
     The following tables provide details of selected balance sheet items (in thousands):

	January 24,	October 25,
	2009	2008

Inventories:
Raw materials	$9,600	$5,596
Work-in-process	23,779	—
Finished goods	51,473	15,766

Total	$84,852	$21,362

Property and equipment, net:
Computer equipment and software	$119,961	$117,167
Engineering and other equipment	218,767	208,613
Furniture and fixtures	13,961	12,066
Leasehold improvements	61,494	58,651
Land and building	81,940	80,882
Company campus (1)	123,668	103,007

Subtotal	619,791	580,386
Less: Accumulated depreciation and amortization	(280,774)	(267,007)

Total	$339,017	$313,379

(1)	In connection with the purchase of the property located in San Jose, California, the Company also engaged a third party as development manager to manage the development and construction of improvements on the property, which is still in progress. Included in the $123.7 million in Company campus as of January 24, 2009 is $8.0 million that the Company has agreed to pay the developer in the event that Brocade decides to transfer any part of the Company campus project prior to May 22, 2011.

	January 24,	October 25,
	2009	2008
Other accrued liabilities:
Income taxes payable	$24,937	$6,749
Accrued warranty	7,044	5,051
Inventory purchase commitments	29,354	17,332
Accrued sales programs	12,579	13,438
Other	51,230	63,234

Total	$125,144	$105,804

6. Investments and Equity Securities
     The following table summarizes the Company’s investments and equity securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
January 24, 2009
Corporate bonds and notes	$20,726	$216	$—	$20,942
Marketable equity securities	4,916	—	—	4,916

Total	$25,642	$216	$—	$25,858

Reported as:
Short-term investments				$24,133
Long-term investments				1,725

Total				$25,858

October 25, 2008
Debt securities issued by U.S. government and its agencies and municipal obligations	$40,504	$44	$(22)	$40,526
Corporate bonds and notes	146,457	206	(3,274)	143,389
Marketable equity securities	253,378	—	(71,052)	182,326

Total	$440,339	$250	$(74,348)	$366,241

Reported as:
Short-term investments				$152,741
Long-term investments and marketable equity securities				213,500

Total				$366,241

     At January 24, 2009 and October 25, 2008, net unrealized holding (gains) losses on investments of $(1.7) million and $73.6 million, respectively, were included in accumulated other comprehensive loss in the accompanying Condensed Consolidated Balance Sheets. The Company has the intent and ability to hold these investments for a period of time to allow for any anticipated recovery in market value. Marketable equity securities are held for purposes other than trading and are classified as available-for-sale. There were no impairment charges on marketable equity securities during the three months ended January 24, 2009.
     As of October 25, 2008, the Company had $71.1 million in gross unrealized losses in connection with the 14.0 million shares of Foundry common stock held by Brocade for the period then ended. Effective upon the consummation of the merger with Foundry, the Company reversed the gross unrealized losses of $71.1 million and increased its investment in Foundry to its historical cost, which is reflected in the total purchase price of the acquisition, pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations.” As such, the Company did not have any realized gains (losses) in connection with these marketable equity securities as of January 24, 2009.
7. Fair Value Measurements
     SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Fair Value Hierarchy
     SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 establishes three levels of inputs that may be used to measure fair value:
Level 1
     Level 1 applies to assets and liabilities for which there are quoted prices in active markets for identical assets or liabilities. Valuations are based on quoted prices that are readily and regularly available in an active market and do not entail a significant degree of judgment. Brocade’s assets and liabilities utilizing Level 1 inputs include money market funds and certain of the Company’s corporate bonds that are traded in an active market with sufficient volume and frequency of transactions.
     Level 2
     Level 2 applies to assets and liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Brocade’s liabilities utilizing Level 2 inputs include derivative instruments.
     Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance:
•	Determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced; and

•	Determining whether a market is considered active requires management judgment.
Level 3
     Level 3 applies to assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. Brocade has no assets or liabilities utilizing Level 3 inputs.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     Assets and liabilities measured at fair value on a recurring basis as of January 24, 2009 were as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Balance as of	For Identical	Observable	Unobservable
	January 24,	Instruments	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$58,756	$58,756	$—	$—
Corporate bonds	25,858	25,858	—	—

Total assets measured at fair value	$84,614	$84,614	$—	$—

Liabilities:
Derivative liabilities	$2,815	$—	$2,815	$—

Total liabilities measured at fair value	$2,815	$—	$2,815	$—

     The Company uses observable market prices for comparable instruments to value its derivative instruments. As of January 24, 2009, approximately $2.8 million of its derivative instruments that were measured at fair value on a recurring basis were classified as Level 2.

     Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s condensed consolidated balance sheet as of January 24, 2009 as follows (in thousands):

	Fair Value Measurements Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	January 24,
	(Level 1)	(Level 2)	(Level 3)	2009
Assets:
Cash equivalents	$58,756	$—	$—	$58,756
Short-term investments	24,133	—	—	24,133
Long-term investments	1,725	—	—	1,725

Total assets measured at fair value	$84,614	$—	$—	$84,614

Liabilities:
Other accrued liabilities	$—	$2,815	$—	$2,815

Total liabilities measured at fair value	$—	$2,815	$—	$2,815

8. Liabilities Associated with Facilities Lease Losses
     During the three months ended January 24, 2009, the Company recorded a purchase accounting charge of $6.0 million related to estimated facilities lease losses as a result of the acquisition of Foundry. As of January 24, 2009, the Company had $31.1 million in facilities lease loss reserve related to future lease commitments, net of expected sublease income. The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary.
     The following table summarizes the activity related to the facilities lease loss reserve, net of expected sublease income (in thousands):

Lease Loss
Reserve
Reserve balance at October 25, 2008	$28,429
Additional reserve related to acquisition of Foundry	5,960
Cash payments on facilities leases	(3,356)
Non-cash charges and other adjustments, net	35

Reserve balance at January 24, 2009	$31,068

     Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2017.
9. Borrowings
Senior Secured Credit Facility
     On October 7, 2008, the Company entered into a credit agreement with the following lenders, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Morgan Stanley Senior Funding, Inc., as syndication agent, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, HSBC Bank USA National Association and Keybank National Association, as co-documentation agents. The credit agreement provides for (i) a five-year $1,100.0 million term loan facility and (ii) a five-year $125.0 million revolving credit facility, which includes a $25.0 million swing line loan subfacility and a $25.0 million letter of credit subfacility.
     The net proceeds of the term loan facility were used to finance a portion of the Company’s acquisition of Foundry. In addition to the term loan facility, during the three months ended January 24, 2009, the Company drew $14.1 million from the $125.0 million revolving credit facility to finance a small portion of the merger. The Company may draw additional proceeds from the revolving credit facility in the future for ongoing working capital and other general corporate purposes. The term loan facility and revolving credit facility are referred to together as the “Senior Secured Credit Facility.” As of January 24, 2009, $14.1 million was outstanding under the revolving credit facility. No amount was outstanding under the revolving credit facility as of October 25, 2008.

     Loans under the Senior Secured Credit Facility bear interest, at the Company’s option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 4.0% per annum or the prime lending rate, plus an applicable margin equal to 3.0% per annum. The applicable margin with respect to revolving loans is subject to adjustment based on the Company’s consolidated senior secured leverage ratio, as defined in the credit agreement. The LIBOR rate floor is 3.0% per annum and the prime lending rate floor is 4.0% per annum, in each case, for the life of the Senior Secured Credit Facility.
     The proceeds of the term loan were deposited in a restricted securities account pending the closing of the merger and other release conditions, and are reported as long-term restricted cash on the Condensed Consolidated Balance Sheet as of October 25, 2008. On December 19, 2008, the proceeds of the term loan were released from the restricted securities account to fund the merger. As of January 24, 2009, the Company recorded the current portion of the liability associated with the term loan of $43.2 million, net of the debt discount of $11.8 million, as “Current portion of long-term debt” and the Company recorded the long-term portion of the liability associated with the term loan of $1,012.8 million, net of the debt discount of $32.2 million, as “Long-term debt, net of current portion” on the Condensed Consolidated Balance Sheet. As of October 25, 2008, the Company recorded the current portion of the liability associated with the term loan of $43.6 million, net of the debt discount of $11.4 million, as “Current portion of long-term debt” and the Company recorded the long-term portion of the liability associated with the term loan of $1,011.4 million, net of the debt discount of $34.2 million, as “Long-term debt, net of current portion” on the Condensed Consolidated Balance Sheet.
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
     The obligations of the Company and its subsidiary guarantors under the Senior Secured Credit Facility and the related guarantees thereunder are secured, subject to customary permitted liens and other agreed upon exceptions, by (1) a first priority pledge of all of the equity interests of each of the Company’s direct and indirect subsidiaries, and (2) a perfected first priority interest in and mortgages on all tangible and intangible assets of the Company and each subsidiary guarantor, except, in the case of a foreign subsidiary, to the extent such pledge would be prohibited by applicable law or would result in materially adverse tax consequences (limited, in the case of a first-tier foreign subsidiary, to 65% of the voting stock and 100% of non-voting stock of such first-tier foreign subsidiary). In addition, the term loan has not been registered as of January 24, 2009.
     The credit agreement contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a maximum consolidated senior secured leverage ratio, each as defined in the credit agreement. The credit agreement also includes customary events of default, including cross-defaults on the Company’s material indebtedness and change of control. The Company was in compliance with all applicable covenants as of January 24, 2009 and October 25, 2008. The financial and other covenants agreed to by Brocade in connection with such indebtedness and the increased indebtedness and higher debt-to-equity ratio of Brocade in comparison to that of Brocade on a recent historical basis will have the effect, among other things, of reducing the flexibility of Brocade to respond to changing business and economic conditions and increasing borrowing costs, and may adversely affect Brocade’s operations and financial results. In addition, the Company’s failure to comply with these covenants could result in a default under the Senior Secured Credit Facility and its other debt, which could permit the holders to accelerate such debt, or demand payment in exchange for a waiver of such default. If any of the Company’s debt is accelerated, the Company may not have sufficient funds available to repay such debt.
     Fees totaling $27.5 million associated with the acquisition have been capitalized as deferred financing costs, with $1.9 million amortized as of January 24, 2009. As of January 24, 2009, the short-term portion of the deferred financing costs was $6.9 million and is reported within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. As of January 24, 2009, the long-term portion of the deferred financing costs was $18.7 million and is reported within other assets on the Condensed Consolidated Balance Sheet. As of October 25, 2008, the short-term portion of the deferred financing costs was $7.9 million and is reported within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. As of October 25, 2008, the long-term portion of the deferred financing costs was $23.2 million and is reported within other assets on the Condensed Consolidated Balance Sheet. All fees capitalized are related to the term loan facility. The deferred financing costs are being amortized using the effective interest method over the five-year term of the debt.

Convertible Subordinated Debt
     On January 29, 2007, effective upon the consummation of the merger with McDATA Corporation (“McDATA”), the Company fully and unconditionally guaranteed and became a co-obligor of the 2.25% Notes of McDATA (“2.25% Notes”). The 2.25% Notes were convertible into McDATA’s Class A common stock at a conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares) at any time prior to February 15, 2010, subject to adjustments. Pursuant to the merger agreement, at the effective time of the merger, each outstanding share of McDATA’s Class A common stock, $0.01 par value per share, was converted into the right to receive 0.75 of a share of Brocade’s common stock, $0.001 par value per share, together with cash in lieu of fractional shares. As a result, an approximate aggregate of 12.1 million shares are subject to conversion at any time prior to February 15, 2010, subject to adjustments. For the three months ended January 24, 2009, 12.1 million shares were antidilutive and therefore not included in the calculation of diluted net loss per share. For the three months ended January 26, 2008, 12.1 million shares were dilutive and therefore included in the calculation of diluted net income per share.
     As of January 24, 2009 and October 25, 2008, convertible subordinated debt included $172.5 million of outstanding 2.25% convertible subordinated notes due February 15, 2010, previously issued by McDATA.
     As of January 24, 2009, the approximate aggregate fair value of the outstanding convertible subordinated debt was between $154.4 million and $152.9 million. The Company estimated the fair value of the outstanding convertible subordinated debt by using the high and low prices per $100 of the Company’s 2.25% Notes as of the last day of trading for the first fiscal 2009 quarter, which were $89.50 and $88.63, respectively.
     Concurrent with the issuance of the 2.25% Notes, McDATA entered into share option transactions using approximately $20.5 million of net proceeds. As part of these share option transactions, McDATA purchased options that cover approximately 12.1 million shares of common stock, at a strike price of $14.28. McDATA also sold options that cover approximately 12.7 million shares of common stock, at a strike price of $20.11. The net cost of the share option transactions was recorded against additional paid-in capital in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”
10. Commitments and Contingencies
Operating and Capital Leases
     The Company leases certain facilities and certain equipment under various operating and capital lease agreements expiring through January 2017. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $2.0 million as security for the leases.
     Future minimum lease payments under all non-cancelable operating leases as of January 24, 2009 total $70.2 million, net of contractual sublease income of $21.1 million. In addition to base rent, many of the facilities lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.

Product Warranties
     The Company provides warranties on its products ranging from one to five years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience, current trends and the Company’s expectations regarding future experience. The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the three months ended January 24, 2009 and January 26, 2008 (in thousands):

	Accrued Warranty
	Three Months Ended
	January 24,	January 26,
	2009	2008
Beginning balance	$5,051	$5,923
Liabilities accrued for warranties issued during the period (1)	2,639	1,308
Warranty claims paid and uses during the period	(379)	(1,065)
Changes in liability for pre-existing warranties during the period	(267)	(184)

Ending balance	$7,044	$5,982

(1)	Included in the $2.6 million in liabilities accrued for warranties issued during the three months ended January 24, 2009 is $1.9 million in warranty liabilities resulting from the Foundry acquisition.
     In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of January 24, 2009, there have been no known material events or circumstances that have resulted in a customer contract related indemnification liability to the Company.
Manufacturing and Purchase Commitments
     The Company has manufacturing agreements with Hon Hai Precision Industry Co., Ltd. (“Foxconn”), Sanmina-SCI Corporation (“Sanmina”), Flextronics International Ltd. (“Flextronics”) and Celestica, Inc. (“Celestica”) under which the Company provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to the Company’s customers. The required lead-time for placing orders with Foxconn, Sanmina, Flextronics and Celestica depends on the specific product. As of January 24, 2009, the Company’s aggregate commitment to Foxconn, Sanmina, Flextronics and Celestica for inventory components used in the manufacture of Brocade products was $236.0 million, net of a purchase commitments reserve of $29.4 million, which the Company expects to utilize during future normal ongoing operations. The Company’s purchase orders placed with Foxconn, Sanmina, Flextronics and Celestica are cancelable, however if canceled, the agreements require the Company to purchase all inventory components not returnable, usable by, or sold to, other customers of the aforementioned contract manufacturers. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal operations within the next twelve months.
Income Taxes
     In May 2008, the Internal Revenue Service (“IRS”) completed its field examination of Brocade’s federal income tax return for the year ended October 25, 2003 and issued a Revenue Agent’s Report (“RAR”). The IRS is contesting the Company’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries. The IRS’ proposed adjustment would offset approximately $306.0 million of the Company’s net operating loss carryforwards. The IRS’ proposed adjustment resulted in a tax assessment of approximately $6.4 million, excluding penalties and interest. The IRS may make similar claims against the Company’s transfer pricing arrangements in future examinations. In June 2008, the Company filed a protest with the Appeals Office of the IRS to challenge the IRS’ proposed adjustment and assessment. In addition, the IRS is currently examining the Company’s federal income tax returns for the three tax years ended October 28, 2006. Due to the net operating loss and credit carryforwards, the Company’s U.S. federal, state and local income tax returns remain open for examination. The Company is generally not subject to non-U.S. income tax examinations for years before 2000. In February 2009, the IRS commenced an examination of Foundry’s federal income tax returns for the years ended December 31, 2006 and 2007. As the audit has just begun, the Company is not aware of any proposed adjustments. Brocade believes it has adequate reserves for all open tax years.

Integration Costs
     In connection with the acquisition of Foundry, the Company recorded acquisition and integration costs of $1.0 million for the three months ended January 24, 2009, which consisted primarily of costs incurred for consulting services and other professional fees. There were no acquisition and integration costs for the three months ended January 26, 2008.
Legal Proceedings
IPO Litigation
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
     On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against Brocade and some but not all of the claims against McDATA and Inrange. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Brocade, McDATA and Inrange, was submitted to the Court for approval. In August 2005, the Court granted preliminary approval of the settlement. In December 2006, the appellate Court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. Neither Brocade, McDATA nor Inrange is a test case. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs filed amended master allegations and amended complaints and moved for class certification in the six test cases, which the defendants in those cases opposed. On March 26, 2008, the Court denied the defendants’ motion to dismiss with respect to a substantial portion of the claims and granted the defendants’ motion to dismiss with respect to certain limited Section 11 claims. Plaintiffs later withdrew their motion for class certification in the six test cases. It is uncertain whether there will be any revised or future settlement.
     On November 27, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) on behalf of purchasers of common stock of Foundry alleging violations of federal securities laws. The case was designated as In re Foundry Networks, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10640 (SAS)(S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS)(S.D.N.Y.). The case is brought purportedly on behalf of all persons who purchased Foundry’s common stock from September 27, 1999 through December 6, 2000. The operative amended complaint names as defendants Foundry and two current and one former Foundry officers (the “Foundry Defendants”), including Foundry’s former Chief Executive Officer and former Chief Financial Officer, and investment banking firms that served as underwriters for Foundry’s initial public offering in September 1999 (the “IPO”). The amended complaint alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO failed to disclose that (i) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriters, and (ii) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false or misleading analyst reports were issued and seeks unspecified damages. Similar allegations were made in lawsuits challenging over 300 other initial public offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes.

     In 2004, Foundry accepted a settlement proposal presented to all issuer defendants. Under the terms of this settlement, the plaintiffs would have dismissed and released all claims against the Foundry Defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases and for the assignment or surrender of control of certain claims Foundry may have against the underwriters. However, the settlement required approval by the District Court. Prior to a final decision by the District Court, the Second Circuit Court of Appeals vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. In re Initial Public Offering Securities Litigation, 471 F.3d 24 (2d Cir. Dec. 5, 2006). In response, on December 14, 2006, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. In view of that decision, the parties withdrew the prior settlement. The plaintiffs have filed amended complaints in an effort to comply with the Second Circuit decision. Foundry, and the previously named officers, are still named defendants in the amended complaint. On March 26, 2008, the District Court issued an order granting in part and denying in part defendants’ motions to dismiss the amended complaints in the six focus cases. In particular, the District Court denied the motions to dismiss as to the Section 10(b) claims. The District Court also denied the motions to dismiss as to the Section 11 claims except for those claims raised by two different classes of plaintiffs. More specifically, the District Court dismissed the Section 11 claims raised by (1) those plaintiffs who had no conceivable damages because they sold their securities above the offering price; and (2) those plaintiffs whose claims were time barred because they purchased their securities outside the previously certified class period. It is uncertain whether there will be any revised or future settlement.
Securities Litigation
     Beginning on or about May 19, 2005, several securities class action complaints were filed against Brocade and certain of its then current and former officers. These actions were filed in the United States District Court for the Northern District of California on behalf of purchasers of Brocade’s stock from February 21, 2001 to May 15, 2005. These lawsuits followed and relate to Brocade’s restatement of certain financial results due to stock-based compensation accounting issues. On January 12, 2006, the Court appointed a lead plaintiff and lead counsel. On April 14, 2006, the lead plaintiff filed a consolidated complaint on behalf of purchasers of Brocade’s stock from May 18, 2000 to May 15, 2005. On November 3, 2006, the Court denied Brocade’s motion to dismiss the consolidated complaint and granted certain individual defendants’ motions to dismiss the consolidated complaint with leave to amend. On January 2, 2007, the lead plaintiffs filed an amended consolidated complaint on behalf of purchasers of Brocade’s stock from May 18, 2000 to May 15, 2005. The amended consolidated complaint names Brocade and certain of its former officers and directors and alleges, among other things, violations of sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The amended consolidated complaint alleges, among other things, that Brocade and the individual defendants made false or misleading public statements regarding Brocade’s business and operations and seeks unspecified monetary damages and other relief against the defendants. On January 29, 2007, Brocade filed its answer to the amended consolidated complaint. On August 7, 2007, a federal jury convicted Brocade’s former Chief Executive Officer, Gregory Reyes, on ten criminal counts related to Brocade’s historical stock option practices. On August 27, 2007, the Court denied certain individual defendants’ motions to dismiss the amended consolidated complaint. On October 12, 2007, the Court granted lead plaintiffs’ motion for class certification and certified a class in this action consisting of all persons and entities who purchased or otherwise acquired the securities of Brocade between May 18, 2000 to May 15, 2005, inclusive, and who were damaged thereby. The Court also partially granted plaintiffs’ motion for partial summary judgment against Mr. Reyes, who is a defendant in this action, prohibiting him from re-litigating in this class action the jury’s finding from Mr. Reyes’ criminal case that he knowingly and willfully made material misrepresentations in Brocade’s Annual Report on Form 10-K for 2001, 2002 and 2003. On December 5, 2007, a federal jury convicted Brocade’s former human resources director, Stephanie Jensen, on two criminal counts related to Brocade’s historical stock option practices. (Ms. Jensen is not a defendant in the class action.) On May 13, 2008, the Court granted plaintiffs’ motion for partial summary judgment that Gregory Reyes was acting within the course and scope of his employment at Brocade when he signed Brocade’s Form 10-Ks for 2001, 2002 and 2003. On May 30, 2008, Brocade reached an agreement in principle with the lead plaintiffs to settle the federal securities class action that would result in a payment by Brocade of $160.0 million to the plaintiff class in exchange for the dismissal with prejudice of all claims against all defendants in the litigation. The parties filed final documentation of the settlement with the Court and the Court granted preliminary approval of the settlement on November 18, 2008. In December 2008, Brocade deposited $160.0 million into an escrow account on behalf of the plaintiff class to be released upon final approval of the proposed settlement by the Federal District Court. On January 26, 2009, the Federal District Court granted final approval of the settlement.
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
     On August 1, 2008, Brocade, acting through the SLC, filed a Second Amended Complaint (the “SLC’s Complaint”) in the consolidated federal derivative action against ten former officers or directors of Brocade, asserting claims for breach of fiduciary duty and violations of federal and state laws in connection with the matters at issue in the derivative actions and the securities litigation. Brocade also moved (i) to be realigned as plaintiff in the three pending derivative actions, (ii) to dismiss or stay the unconsolidated federal derivative action, and (iii) to stay the state court derivative action.
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
     On October 6, 2008, the defendants in the consolidated federal derivative action filed motions to dismiss the SLC’s Complaint. Brocade opposed the defendants’ motions. On December 12, 2008, the Federal Court granted the motions in part and denied them in part. The Federal Court dismissed all of the federal claims and certain of the state law claims asserted against five of the ten defendants (the “Federal Court Defendants”), but retained other state law claims, including claims for breach of fiduciary duty. The Federal Court dismissed all claims against the remaining five defendants (the “State Court Defendants”) based on statute of limitations grounds in light of the pendency of the state court derivative action.
     In January 2009, the SLC, on behalf of Brocade, reached settlements with two of the five Federal Court Defendants in the consolidated federal derivative action and presented those settlements to the Federal Court for approval. The settlements involve monetary payments from the two defendants to Brocade and, in one case, surrender of certain Brocade shares to Brocade. On February 23, 2009, Brocade and the three remaining Federal Court Defendants signed an agreement to submit Brocade’s claims against those defendants to binding arbitration.

     On October 23, 2007, a class action complaint was filed against Brocade and certain of its former officers and current and former directors. This action was filed in the California Superior Court in Santa Clara County on behalf of individuals who owned Brocade stock between February 21, 2001 and May 16, 2005. The complaint generally alleges that Brocade and the individual defendants breached the duty of disclosure by failing to disclose alleged wrongful conduct, including conduct complained of in the securities litigation described above, and seeks unspecified monetary damages and other relief against the defendants. On November 26, 2007, this action was removed from State Court to the United States District Court for the Northern District of California. On December 3, 2007, Brocade filed a motion to dismiss the action in its entirety on the ground that it is preempted by the Securities Litigation Uniform Standards Act of 1998. On March 6, 2008, Brocade’s motion to dismiss was denied and the case was remanded to State Court. On May 29, 2008, Brocade filed a demurrer to the complaint. On July 10, 2008, plaintiffs filed an amended complaint, and Brocade filed a demurrer to the amended complaint on August 4, 2008. On September 12, 2008, Brocade’s demurrer was granted, and the amended complaint was dismissed with leave to amend. On October 15, 2008, plaintiffs filed a second amended complaint. The second amended complaint generally alleges that Brocade and the individual defendants violated or conspired to violate the Racketeering Influenced and Corrupt Organizations Act and seeks unspecified monetary damages and other relief against the defendants. Brocade filed a motion to dismiss the second amended complaint on November 17, 2008. On January 30, 2009, the Court granted Brocade’s motion and dismissed the complaint with prejudice.
     In August and September 2006, purported Foundry stockholders filed two putative derivative actions against certain of Foundry’s current and former officers, directors and employees in the Superior Court of the State of California County of Santa Clara. Both actions were consolidated into In re Foundry Networks, Inc. Derivative Litigation, Superior Court of the State of California, Santa Clara County, Lead Case. No. 1-06-CV 071651 (the “California State Action”). On February 5, 2007, plaintiffs served a Consolidated Amended Shareholder Derivative Complaint (the “CAC”). The CAC names 19 defendants and Foundry as a nominal defendant. In general, the CAC alleges that certain stock option grants made by Foundry were improperly backdated and that such alleged backdating resulted in alleged violations of generally accepted accounting principles, the dissemination of false financial statements and potential tax ramifications. The CAC asserts 11 causes of action against certain and/or all of the defendants, including, among others, breach of fiduciary duty, unjust enrichment and violations of California Corporations Code Sections 25402 and 25403. On February 13, 2007, Foundry filed a motion to stay the CAC pending resolution of a substantially similar derivative action pending in the United States District Court for the Northern District of California, San Jose Division. On March 20, 2007, the Court granted the motion to stay. On October 28, 2008, the parties entered into the Stipulation of Settlement described below.
     On March 9, 2007, a purported Foundry stockholder served Foundry’s registered agent for service of process with a putative derivative action against Foundry and certain of its current and former officers, directors and employees. The action was filed on February 28, 2007, in the Superior Court of the State of California, Santa Clara County, and captioned Patel v. Akin, et al. (Case No. l-07-CV 080813). The Patel action generally asserted similar claims as those in the Consolidated Action as well as a cause of action for violation of Section 1507 of the California Corporations Code which is not asserted in the Consolidated Action. On April 4, 2007 the plaintiff filed a Request for Voluntary Dismissal of the action. On June 19, 2007, plaintiff re-filed the action Patel v. Akin, et al. (Civil Action No. 3036-VCL), in the Court of Chancery of the State of Delaware, New Castle County (the “Delaware Action”). The complaint again generally asserts similar claims as those in the California State Action and seeks judgment against the individual defendants for damages purportedly sustained by Foundry as a result of the alleged misconduct, as well as unspecified equitable relief to remedy the individual defendants’ alleged breaches of fiduciary duties. The complainant further seeks an award of attorney’s fees and costs, accountants’ and experts’ fees, cost and expenses, and such other relief as the Court might deem proper. On October 28, 2008, the parties entered into the Stipulation of Settlement described below.
     In September and October 2006, purported Foundry stockholders filed four putative derivative actions against Foundry and certain of its current and former officers, directors and employees in the United States District Court for the Northern District of California. The four actions were captioned Desai v. Johnson, et al. (Case No. C-06-05598 PVT), McDonald v. Johnson, et al. (Case No. C06 06099 HRL), Jackson v. Akin, et al. (C06 06509 JCS) and Edrington v. Johnson, Jr., et al. (C06 6752 RMW). On December 8, 2006, the actions were consolidated into In re Foundry Networks, Inc. Derivative Litigation, U.S.D.C. No. Dist. Cal. (San Jose Division), Case No. 5:06-CV-05598-RMW (the “California Federal Action”). A hearing on certain plaintiffs’ motion to appoint lead plaintiff and lead counsel was held on February 2, 2007, and, on February 12, 2007, the Court appointed lead plaintiff and lead counsel. On February 15, 2007, Edrington v. Johnson, Jr., et al was voluntarily dismissed. Pursuant to a stipulation among the parties, on March 26, 2007, plaintiffs filed and served a Consolidated Derivative Complaint (the “CDC”). The CDC generally alleges that certain stock option grants made by Foundry were improperly backdated and that such alleged backdating resulted in alleged violations of generally accepted accounting principles, dissemination of false financial statements and potential tax ramifications. The CDC pleads a combination of causes of action, including, among others, breach of fiduciary duty, unjust enrichment and violations of Sections 10(b), 14(a) and 20(a) of the Securities and Exchange Act of 1934. On May 10, 2007, Foundry filed a motion to dismiss the CDC. Pursuant to a stipulation among the parties and an order of the Court, the hearing on Foundry’s motion to dismiss occurred on May 23, 2008, and the Court has not yet ruled on the motion. On October 28, 2008, the parties entered into the Stipulation of Settlement described below.

     On October 28, 2008, a Stipulation of Settlement was executed to settle each of the California State Action, the California Federal Action and the Delaware Action. On October 29, 2008, the Stipulation of Settlement was filed with the Court in the California Federal Action. On February 20, 2009, the Court in the California Federal Action granted final approval of the Stipulation. Pursuant to the Stipulation of Settlement, counsel for plaintiffs and defendants in the California State Action and Delaware Action will cooperate to effectuate the dismissal with prejudice of the California State Action and the Delaware Action. Under the Stipulation of Settlement, Foundry will receive cash payments totaling $1.9 million. The Stipulation of Settlement further provides that Foundry would adopt certain corporate governance measures and Foundry will pay Lead Plaintiffs’ Counsel $1.2 million for their fees and expenses. The Stipulation of Settlement also provides for a release of claims against the defendants by Lead Plaintiffs in connection with the matters alleged in the lawsuits and Foundry and a release of claims against Lead Plaintiffs, Lead Plaintiffs’ Counsel and Foundry by the defendants. The Stipulation of Settlement provides that it is not an admission by the defendants of any wrongdoing, liability, fault or omission by them.
     On October 3, 2007, a purported Foundry stockholder filed a lawsuit naming Foundry as a nominal defendant in the United States District Court, Western District of Washington in Seattle. The action is captioned Vanessa Simmonds v. Deutsche Bank AG, Merrill Lynch & Co and JPMorgan Chase & Co. Defendants, and Foundry Networks, Inc., Nominal Defendant (Case No. 2:07-CV-01566-JCC). On February 28, 2008, the plaintiff filed a first amended complaint. The action alleges that Deutsche Bank, Merrill Lynch and JPMorgan profited from transactions in Foundry stock by engaging in short-swing trades.
     On July 23, 2008, an action, Doug Edrington v. Bobby R. Johnson, Jr., et al (Case No. 1:08-CV-118013), was filed in the Superior Court of the State of California for the County of Santa Clara. On September 19, 2008, the plaintiff filed a first amended complaint. In this action, the plaintiff named as defendants the former members of the board of directors of Foundry. The complaint asserts claims on behalf of Foundry’s stockholders who are similarly situated with the plaintiff. Among other things, the complaint alleges that the members of Foundry’s board of directors have breached their fiduciary duties to Foundry’s stockholders in connection with the acquisition of Foundry by Brocade (the “Merger”) and engaged in self-dealing in connection with approval of the Merger, allegedly resulting in an unfair process and unfair price to Foundry’s stockholders. The complaint seeks class certification and certain forms of equitable relief. On October 6, 2008, Plaintiff filed a motion for preliminary injunction of the Merger, requesting that the Court order that additional disclosure be made to stockholders prior to proceeding with the stockholder vote on the Merger scheduled for October 24, 2008. On October 22, 2008, the Court denied Plaintiff’s motion for a preliminary injunction. On December 9, 2008, Plaintiff filed a second amended complaint. The second amended complaint names as defendants Foundry and the former members of the board of directors of Foundry. The second amended complaint asserts claims similar to the claims asserted in the first amended complaint and includes additional allegations, including, among others, that the former members of Foundry’s board of directors breached their fiduciary duties to Foundry’s stockholders and engaged in self-dealing in connection with the approval of an amendment to terms of the Merger announced by Foundry on November 7, 2008, allegedly resulting in an unfair process and unfair price to Foundry’s stockholders. On December 11, 2008, the parties entered into a Memorandum of Understanding regarding a settlement of the action, which provides for a monetary payment by the Company to Plaintiff for certain attorneys’ fees and expenses. The parties currently are negotiating the final documentation of the settlement, which would be subject to Court approval. As of January 24, 2009, the Company accrued for the settlement in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”).
     United States Attorney’s Office Subpoena for Production of Documents. On June 26, 2006, Foundry received a subpoena from the United States Attorney’s Office for the production of documents relating to its historical stock option granting practices. Foundry has produced certain documents to the United States Attorney’s Office in October of 2006, but has not received correspondence from the United States Attorney’s Office since Foundry’s production of documents. Foundry has cooperated with the United States Attorney’s Office and will continue to do so if requested by the United States Attorney’s Office.
Intellectual Property Litigation
     On June 21, 2005, Enterasys Networks, Inc. (“Enterasys”) filed a lawsuit against Foundry (and Extreme Networks, Inc.) in the United States District Court for the District of Massachusetts alleging that certain of Foundry’s products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. On August 22, 2005, Foundry filed a response to the complaint denying the allegations. On November 3, 2005 the Court severed Enterasys’ claim against Foundry and Extreme into two separate cases. The discovery process began, and proceeded through August 2007. Opening briefs for a Markman claim construction hearing were filed on August 17, 2007, which was to be held on October 15, 2007. However, on August 28, 2007, before responsive Markman briefs were filed by the parties, Foundry filed a motion to stay the case, which was assented to by Enterasys in view of petitions that Foundry had filed with the U.S. Patent and Trademark Office (“USPTO”) requesting that the USPTO reexamine the validity of five of the six Enterasys patent given certain prior art. On August 28, 2007, the Court granted Foundry’s motion to stay the case. All activity in the case is now on hold, while the USPTO reexamination process proceeds. To date, the USPTO has issued initial Office Actions (which are published on the USPTO website) on each of the five Enterasys patents submitted for reexamination. In the Office Actions, the USPTO sustained Foundry’s reasons for alleging that the broadest patent claims of the various patents were invalid, but held that some of the narrower claims of four of the patents were valid. Enterasys has filed its initial responses to all five Office Actions. The reexamination proceedings are ex parte, meaning that Foundry cannot participate in the reexamination proceedings between Enterasys and the USPTO concerning the Office Actions.
     On September 6, 2006, Chrimar Systems, Inc. (“Chrimar”) filed a lawsuit against Foundry in the United States District Court for the Eastern District of Michigan alleging that certain of Foundry’s products infringe Chrimar’s U.S. Patent 5,406,260 and seeking injunctive relief, as well as unspecified damages. Foundry filed an answer (denying the allegations) and counterclaims, on September 27, 2006. Subsequently, Chrimar identified claim 17 of the patent as the exemplary claim being asserted against Foundry. The Court appointed a special master for the case, Professor Mark Lemley of Stanford University Law School. On March 6, 2008, the Special Master held a Markman claim construction hearing and, on March 31, 2008, the Special Master filed a report and recommendation with the Court on how the claims should be construed. On May 1, 2008, the parties filed objections to the Special Master’s report. On July 30, 2008, the Court issued a claim construction order. On August 13, 2008, Chrimar filed a motion with the Court for reconsideration of the Court’s claim construction order, but the Court stayed the motion for future consideration until the parties file motions for summary judgment.
     On February 7, 2008, Network-1 Security Solutions, Inc. (“Network-1”) filed a lawsuit against Foundry and other networking companies, namely, Cisco Systems, Inc., Cisco-Linksys, LLC, Adtran, Inc., Enterasys, Extreme Networks, Inc., Netgear, Inc, and 3Com Corporation in the United States District Court for the Eastern District of Texas, Tyler Division, alleging that certain of Foundry’s products infringe Network-1’s U.S. Patent No 6,218,930 and seeking injunctive relief, as well as unspecified damages. On March 3, 2008, Foundry filed an answer to the complaint denying the allegations, and asserting various counterclaims. The other defendants filed answers in April 2008. On June 17, 2008, the Court issued a scheduling order for the case and scheduled a Markman claim construction hearing for December 3, 2009 and trial for July 12, 2010.
     On February 26, 2008, Fenner Investments, Ltd. (“Fenner”) filed a lawsuit against Foundry, 3Com Corporation, Extreme Networks, Inc., Netgear, Inc., Zyxel Communications, Inc., D-Link Systems, Inc., and SMC Networks, Inc. in the United States District Court for the Eastern District of Texas, Tyler Division, alleging that certain of Foundry’s products infringe Fenner’s U.S. Patent No. 7,145,906 and seeking injunctive relief, as well as unspecified damages. On February 28, 2008, Fenner filed an amended complaint that added three additional defendants, namely, Tellabs, Inc., Tellabs North America, Inc., and Enterasys. Subsequently, on May 8, 2008, Fenner filed a second amended complaint, which added infringement claims concerning a second Fenner patent, U.S. Patent No. 5,842,224, against Foundry and the other defendants. Foundry’s answer to the second amended complaint was filed on May 16, 2008 denying the allegations and asserting counterclaims. On December 12, 2008, Fenner filed a notice of settlement notifying the Court that it had reached a settlement with Foundry as a result of negotiations between the parties. On January 8, 2009, Fenner and Foundry filed a joint motion to dismiss with prejudice notifying the Court that Fenner and Foundry had executed a settlement agreement providing for a monetary payment by Foundry to Fenner in exchange for a license, which became effective on or before December 15, 2008. On January 12, 2009, the Court dismissed, with prejudice, all claims for relief asserted by the parties or which could have been asserted by the parties and ordered that each party bear its own attorneys’ fees, costs of court and expenses. As of January 24, 2009, the aforementioned settlement has been paid.
General
     From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and/or other intellectual property rights. Third parties assert patent infringement claims against the Company from time to time in the form of letters, lawsuits and other forms of communication. In addition, from time to time, the Company receives notification from customers claiming that they are entitled to indemnification or other obligations from the Company related to infringement claims made against them by third parties. Litigation, even if the Company is ultimately successful, can be costly and divert management’s attention away from the day-to-day operations of the Company. In the event of a result adverse to the Company, the Company could incur substantial monetary liability and/or be required to change its business practices. Any unfavorable determination could have a material adverse effect on the Company’s financial position, results of operations, cash flows or business.

     In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis. As of January 24, 2009, the Company has not recorded any such liabilities in accordance with SFAS 5, except as noted above with respect to the Edrington Memorandum of Understanding.
11. Derivative Accounting
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
     As of January 24, 2009, an unrealized loss of $2.9 million, net, which represented effective hedges, was reported as a component of accumulated other comprehensive loss. Hedge ineffectiveness, which is reported in the Condensed Consolidated Statements of Operations, was not significant.
12. Comprehensive Income
     The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended
	January 24,	January 26,
	2009	2008
Net income (loss)	$(26,031)	$19,845
Other comprehensive income:
Change in net unrealized gains (losses) on marketable equity securities, cash flow hedges and investments	75,600	(1,345)
Change in cumulative translation adjustments	(248)	(1,809)

Total comprehensive income	$49,321	$16,691

     As of October 25, 2008, the Company had $71.1 million in gross unrealized losses in connection with the 14.0 million shares of Foundry common stock held by Brocade. Effective upon the consummation of the merger with Foundry, the Company reversed the gross unrealized losses of $71.1 million, thereby resulting in gross unrealized gains of $71.1 million as of January 24, 2009 (see Note 6, “Investments and Equity Securities,” of the Notes to Condensed Consolidated Financial Statements).
13. Employee Stock Plans and Stock-Based Compensation
     The Company has several stock-based compensation plans that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2008 (the “Plans”). At January 24, 2009, an aggregate of 230.8 million shares were authorized for future issuance under the Plans, which include stock options, shares issued pursuant to the Brocade Employee Stock Purchase Plan (“ESPP”), restricted stock units and other awards, and shares of Brocade common stock that became issuable in connection with the assumption or substitution of Foundry equity awards. A total of 64.9 million shares of common stock were available for grant under the Plans as of January 24, 2009. Awards that expire, or are canceled without delivery of shares, generally become available for issuance under the Plans.
Stock Options
     When the measurement date is certain, the fair value of each option granted during the respective period is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The dividend yield reflects that Brocade has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The expected volatility is based on an equal weighted-average of implied volatilities from traded options of the Company’s stock and historical volatility of the Company’s stock. The expected term is based on historical exercise behavior.

	Three Months Ended
	January 24,	January 26,
Stock Options	2009	2008
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	0.5 - 2.4%	3.1 - 4.1%
Expected volatility	65.3%	44.2%
Expected term (in years)	4.0	4.0
     The Company recorded $4.6 million and $5.2 million of compensation expense related to stock options for the three months ended January 24, 2009 and January 26, 2008, respectively, in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). Compensation expense computed under the fair value method for stock options issued is being amortized under a graded vesting method over the options’ vesting period. A summary of stock option activity under the Plans for the three months ended January 24, 2009 is presented as follows:

			Weighted-Average
			Remaining	Aggregate Intrinsic
	Shares	Weighted-Average	Contractual Term	Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Outstanding at October 25, 2008	35,036	$8.05	4.17	$701
Assumed under the Foundry acquisition	93,509	$3.23
Granted	2,875	$3.34
Exercised	(590)	$2.07
Forfeited or expired	(1,334)	$6.75

Outstanding at January 24, 2009	129,496	$4.51	3.62	$47,872

Vested and expected to vest at January 24, 2009	120,998	$4.54	3.60	$46,013

Exercisable and vested at January 24, 2009	93,862	$4.70	3.45	$40,348

     The weighted-average grant date fair value of employee stock options granted during the three months ended January 24, 2009 and January 26, 2008 was $1.66 and $2.67, respectively. The total intrinsic value of stock options exercised for the three months ended January 24, 2009 and January 26, 2008 was $88.0 thousand and $1.6 million, respectively.
     As of January 24, 2009, there was $30.5 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.33 years.
     From May 1999 through July 2003, the Company granted 98.8 million options subject to variable accounting as the measurement date of the options granted was not certain. As of January 24, 2009, 1.2 million options with a weighted-average exercise price of $19.70 and a weighted-average remaining life of 1.77 years remain outstanding and continue to be accounted for under variable accounting.
Employee Stock Purchase Plan
     Under the Brocade ESPP, eligible employees can participate and purchase shares semi-annually at the lower of 85% of the fair market value of the Company’s common stock at the commencement or end of the offering period. The Brocade ESPP permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. The Company accounts for the Brocade ESPP as a compensatory plan and recorded compensation expense of $1.3 million for both the three months ended January 24, 2009 and January 26, 2008, respectively, in accordance with SFAS 123R.

     The fair value of the option component of Brocade ESPP shares was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Three Months Ended
	January 24,	January 26,
Employee Stock Purchase Plan	2009	2008
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	0.3 - 1.6%	3.3 - 5.0%
Expected volatility	80.9%	44.8%
Contractual term (in years)	0.5	0.5
     As of January 24, 2009, there was $3.5 million of unrecognized compensation expense related to employee stock purchases under the Brocade ESPP. This expense is expected to be recognized over a weighted-average period of 0.33 years.
     In addition, as part of its acquisition of Foundry, the Company became the administrator of Foundry’s 1999 Employee Stock Purchase Plan (“Foundry ESPP”). Under Brocade’s adoption of the Foundry ESPP, Foundry employees are granted the right to purchase shares of the Company’s common stock at the lower of 85% of the fair market value of the Company’s common stock at (i) the beginning of a rolling two-year offering period or (ii) the end of each semi-annual offering period, subject to a plan limit on the number of shares that may be purchased in an offering period. During the three months ended January 24, 2009, the Company issued no shares under the Foundry ESPP. The Company accounts for the Foundry ESPP as a compensatory plan and recorded compensation expense of $0.9 million for the three months ended January 24, 2009, in accordance with SFAS 123R.
     The fair value of the option component of Foundry ESPP shares was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions:

Three Months Ended
January 24,
Employee Stock Purchase Plan	2009
Expected dividend yield	0.0%
Risk-free interest rate	0.03%
Expected volatility	81.1%
Contractual term (in years)	0.13
     As of January 24, 2009, there was $0.2 million of unrecognized compensation expense related to employee stock purchases under the Foundry ESPP. This expense is expected to be recognized over a weighted-average period of 0.02 years.
Restricted Stock Awards
     No restricted stock awards were issued for the three months ended January 24, 2009 and January 26, 2008. When and if granted, restricted stock awards are not transferable until fully vested and all unvested shares upon termination are subject to repurchase. The fair value of each award is based on the Company’s closing stock price on the date of grant.
     Compensation expense computed under the fair value method for restricted stock awards issued is being amortized under a graded vesting method over the awards’ vesting period and was $0.2 million and $0.1 million, respectively, for the three months ended January 24, 2009 and January 26, 2008. The total fair value of restricted stock awards vested during the three months ended January 24, 2009 was immaterial. The total fair value of restricted stock awards vested during the three months ended January 26, 2008 was $13.7 million.
     In connection with the acquisition of Foundry, the Company will convert any unvested restricted stock awards into the right to receive $3.22 per share in cash. Such rights will vest according to the original restricted stock awards’ vesting schedule.

     As of January 24, 2009, unrecognized compensation expense related to restricted stock awards totaled approximately $2.0 million and was expected to be recognized over a weighted-average period of 1.01 years. A summary of the nonvested restricted stock awards for the three months ended January 24, 2009 is presented as follows:

	Shares	Weighted-Average
	(in thousands)	Grant Date Fair Value
Nonvested at October 25, 2008	14	$0.01
Granted	—	$—
Vested	(14)	$0.01
Forfeited	—	$—

Nonvested at January 24, 2009	—	$—

Expected to vest at January 24, 2009	—	$—

Restricted Stock Units
     For the three months ended January 24, 2009 and January 26, 2008, Brocade issued 1.7 million and 1.0 million restricted stock units, respectively. Typically, vesting of restricted stock units occurs over one to four years and is subject to the employee’s continuing service to Brocade. The compensation expense related to these awards of $10.9 million and $3.2 million for the three months ended January 24, 2009 and January 26, 2008, respectively, was determined using the fair market value of Brocade’s common stock on the date of the grant and is recognized under a graded vesting method over the awards’ vesting period.
     A summary of the changes in restricted stock units outstanding under Brocade’s employee stock plans during the three months ended January 24, 2009 is presented as follows:

	Shares	Weighted-Average
	(in thousands)	Grant Date Fair Value
Nonvested at October 25, 2008	8,306	$7.87
Assumed under the Foundry acquisition	26,050	$3.54
Granted	1,660	$3.31
Vested	(280)	$3.33
Forfeited	(617)	$6.92

Nonvested at January 24, 2009	35,119	$4.50

Vested and expected to vest at January 24, 2009	28,300	$4.50

     The aggregate intrinsic value of restricted stock units outstanding at January 24, 2009 was $113.4 million.
     On July 30, 2007, the Board of Directors approved a long-term, performance-based equity incentive plan (“Incentive Plan”) under the Company’s 1999 Stock Plan. The Incentive Plan provides for the grant of restricted stock units to certain Company executive officers and other selected employees. For each restricted stock unit that vests, the plan participant will be entitled to receive one share of the Company’s common stock. The restricted stock units that vest are subject to the Company’s performance compared to the NASDAQ-100 Index over an initial 27-month performance period. The plan participants must also remain a service provider to the Company during the performance period. No restricted stock units would have been granted as of January 24, 2009.
     Under the principal terms of the Incentive Plan, the plan participants are entitled to receive restricted stock units representing up to an aggregate of 2.0% of the amount the Company’s market capitalization growth rate exceeds the growth rate of the NASDAQ-100 Index for the performance period, subject to certain adjustments. The ultimate amount that vests is subject to the discretion of the Board of Directors. The restricted stock units are expected to vest simultaneously with the end of the performance period, which is from August 1, 2007 to October 31, 2009.
     As of January 24, 2009, Brocade had $84.2 million of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants that is equity classified and $0.8 million of unrecognized compensation expense related to the Incentive Plan that is liability classified. These expenses are expected to be recognized over a weighted-average period of 1.57 years. As of January 24, 2009, $1.5 million in compensation expense related to the Incentive Plan has been recognized to date.
14. Income Taxes
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), effective at the beginning of fiscal year 2008. As a result, the cumulative effect of applying FIN 48 was a $3.1 million decrease to accumulated deficit at the beginning of fiscal year 2008. Historically, the Company classified unrecognized tax benefits as current income taxes payable. Under FIN 48, the Company now classifies unrecognized tax benefits as non-current income tax liability except to the extent it anticipates cash payment within the following year. The amount of gross unrecognized tax benefits at the beginning of fiscal year 2008 was $88.1 million. The amount of gross unrecognized tax benefits at the end of fiscal year 2008 was $118.3 million. The total gross unrecognized tax benefits of $118.3 million at October 25, 2008 include $85.7 million that, if recognized, would affect the Company’s effective tax rate.
     During the three months ended January 24, 2009, the Company recorded a net increase of approximately $28.0 million in its total unrecognized tax benefits, of which $16.0 million are as a result of the Foundry acquisition, that if recognized, would affect goodwill. The total amount of gross unrecognized tax benefits on January 24, 2009 was $146.2 million, which include $86.6 million that, if recognized, would affect the Company’s effective tax rate. During each of the three months ended January 24, 2009 and January 26, 2008, the Company expensed an additional amount of $0.3 million for net interest and penalties related to income tax liabilities through income tax expense. The total net interest and penalties as of January 24, 2009 was $5.3 million.
     As of April 26, 2008, the Company believed that sufficient positive evidence existed from historical operations and projections of taxable income in future years to conclude that it was more likely than not that the Company would realize its deferred tax assets. Accordingly, the Company released the valuation allowance of its deferred tax assets during the three months ended April 26, 2008. The Company continues to apply a valuation allowance on the deferred tax assets relating to capital loss carryforwards, foreign tax credits, investments and foreign operating loss carryforwards due to limited carryforward periods and the character of such tax attributes. The release of the valuation allowance for the year ended October 25, 2008 resulted in a tax benefit of $174.4 million and a reduction of goodwill of $134.6 million.
     The Company is subject to taxation in the United States, various states and several foreign jurisdictions. Due to the net operating loss and credit carryforwards, the Company’s U.S. federal, state and local income tax returns generally remain open for examination. The Company is generally not subject to non-U.S. income tax examinations for years before 2000.
     In November 2005, the Company was notified by the IRS that the Company’s domestic federal income tax return for the year ended October 25, 2003 was subject to audit. In May 2008, the IRS completed its field examination of the Company’s federal income tax return for the year ended October 25, 2003 and issued an RAR. The IRS is contesting the Company’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries. The IRS’ proposed adjustment would offset approximately $306.0 million of the Company’s net operating loss carryforwards. The IRS’ proposed adjustment resulted in a tax assessment of approximately $6.4 million, excluding penalties and interest. The IRS may make similar claims against the Company’s transfer pricing arrangements in future examinations. In June 2008, the Company filed a protest with the Appeals Office of the IRS to challenge the IRS’ proposed adjustment and assessment. In addition, the IRS is currently examining the Company’s income tax returns for the three tax years ended 2004 through 2006. In May 2006, the Franchise Tax Board notified the Company that its California income tax returns for the years ended October 25, 2003 and October 30, 2004 were subject to audit. The IRS and Franchise Tax Board audits are ongoing and the Company believes its reserves are adequate to cover any potential assessments that may result from the examination. However, given the unpredictable nature of the appeals process, it is reasonably possible that our unrecognized tax benefits related to these tax positions could change within the next twelve months. The Company is unable to estimate the range of this possible change.
     In February 2009, the IRS commenced an examination of Foundry’s federal income tax returns for the years ended December 31, 2006 and 2007. As the audit has just begun, the Company is not aware of any proposed adjustments. The Company believes its reserves are adequate to cover any potential assessments that may result from the examination.
     For the three months ended January 24, 2009 and January 26, 2008, the Company recorded income tax expense of $22.0 million and $33.2 million, respectively. The tax expense for the three months ended January 24, 2009 is primarily attributable to the effect of acquisition-related items not deductible for tax purposes, offset by the tax benefit of losses generated.
15. Segment Information
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

     During the first quarter of fiscal year 2008, Brocade was reorganized into four operating units, which resulted in changing both its internal and external reporting structure, of which two were individually reportable segments: DCI and S3; and two, which did not meet the quantitative thresholds as defined in SFAS 131, were combined into one reportable segment: Other. These segments were organized principally by product category. The objective of the reorganization was to allow the Company to more effectively focus on growth opportunities, while being well-positioned to rapidly scale and accommodate new business opportunities, including potential future acquisitions.
     As a result of the Foundry acquisition during the first quarter of fiscal year 2009, Brocade reorganized its four operating units, of which two are individually reportable segments: Data Storage and Global Services; and two are combined into one reportable segment: IP Products. These segments are organized principally by product category.
     Although the Company had four operating segments at January 24, 2009, under the aggregation criteria set forth in SFAS 131, the Company operates in three reportable segments: Data Storage, IP Products (which is the aggregate of IP Layer 2-3 and ADC operating segments) and Global Services. Under SFAS 131, two or more operating segments may be aggregated into a single reportable segment if the operating segments have similar economic characteristics, and if the operating segments are similar in each of the following areas:
•	The nature of the products and services;

•	The nature of the production processes;

•	The type or class of customer for their products and services;

•	The methods used to distribute their products or provide their services; and

•	If applicable, the nature of the regulatory environment, for example, banking, insurance, or public utilities.
     As such, under the new measurements of segment financial reporting implemented in the first quarter of fiscal year 2009, IP Layer 2-3 and ADC are combined into one reportable segment (referred to together as “IP Products”). The types of products and services from which each reportable segment derives its revenues are as follows:
•	Data Storage includes a majority of the Company’s storage area network products and software, embedded blades and host bus adapter products;

•	IP Products include Layer 2-3 switches and routers, Layer 4-7 application delivery controllers, file area network products and associated management solutions; and

•	Global Services includes break/fix maintenance, extended warranty, installation, consulting, network management, related software maintenance and support revenue, and telecommunications services.
     Financial decisions and the allocation of resources are based on the information from the Company’s management reporting system. At this point in time, the Company does not track any of its assets by operating segments. Consequently, it is not practical to show assets by operating segments. The majority of the Company’s assets as of January 24, 2009 were attributable to its United States operations.

     Fiscal year 2008 segment results have been conformed to the new measurements of segment financial reporting implemented in the first quarter of fiscal year 2009. Summarized financial information by reportable segment for the three months ended January 24, 2009 and January 26, 2008, based on the internal management system, is as follows (in thousands):

	Data Storage	IP Products	Global Services	Total
Three months ended January 24, 2009
Net revenues	$310,779	$51,821	$68,991	$431,591
Cost of revenues	117,163	34,028	37,985	189,176

Gross margin	$193,616	$17,793	$31,006	$242,415

Three months ended January 26, 2008
Net revenues	$296,182	$1,764	$49,903	$347,849
Cost of revenues	114,747	3,030	33,495	151,272

Gross margin (loss)	$181,435	$(1,266)	$16,408	$196,577

16. Net Income (Loss) per Share
     The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	January 24,	January 26,
	2009	2008
Basic net income (loss) per share
Net income (loss)	$(26,031)	$19,845

Weighted-average shares of common stock outstanding	376,202	383,485
Less: Weighted-average shares of common stock subject to repurchase	—	(291)

Weighted-average shares used in computing basic net income (loss) per share	376,202	383,194
Basic net income (loss) per share	$(0.07)	$0.05

Diluted net income (loss) per share
Net income (loss)	$(26,031)	$19,845
Interest on convertible subordinated debt, net of income tax effect	—	569

Net income (loss), as adjusted	(26,031)	20,414

Weighted-average shares used in computing basic net income (loss) per share	376,202	383,194
Dilutive potential common shares	—	20,085

Weighted-average shares used in computing diluted net income (loss) per share	376,202	403,279
Diluted net income (loss) per share	$(0.07)	$0.05

     For the three months ended January 24, 2009 and January 26, 2008, potential common shares in the form of stock options to purchase 81.9 million and 15.8 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted net income (loss) per share. As the Company was in a net loss position, there was no dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, for the three months ended January 24, 2009. The dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, for the three months ended January 26, 2008 was 6.1 million. In addition, for the three months ended January 24, 2009, potential common shares resulting from the potential conversion, on a weighted-average basis, of the Company’s convertible subordinated debt of 12.1 million common shares were antidilutive and therefore not included in the computation of diluted net loss per share. However, for the three months ended January 26, 2008, potential common shares resulting from the potential conversion, on a weighted-average basis, of the Company’s convertible subordinated debt of 12.1 million common shares were dilutive and therefore included in the computation of diluted net income per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on December 15, 2008.
Overview
     Our goal is to be the preeminent provider of storage area and IP networking equipment and services, and the leading provider of data center networking solutions that help enterprises connect and manage their information. In the first fiscal quarter of 2009, we completed our acquisition of Foundry.
     We performed very well in our first fiscal quarter of 2009, especially given the extraordinary economic environment that exists today. We are now one company with one vision and we have many opportunities that are developing. Our product and engineering teams have been working closely together and have finalized a combined roadmap which will deliver industry-leading end-to-end networking solutions, while providing customers choice. With the opportunity to consolidate contract manufacturers and move Foundry products and services onto our Life Cycle Management and qualities processes, we should be able to achieve or exceed product cost targets while increasing the overall quality and production quantities.
     As a result of the acquisition of Foundry in the first fiscal quarter of 2009, we reorganized our four operating units. The objective of this new organization is to enable us to more effectively focus on growth opportunities, while being well-positioned to more rapidly scale and accommodate new business opportunities, including potential future acquisitions.
     Brocade’s focus for this year is on three market segments as follows:
•	Enterprise Data Center Solutions, which includes directors, switches, HBAs, top-of-rack switches, end-of-row and backbones, file management solutions, application delivery, converged network products and virtualization solutions;

•	Enterprise LAN Campus, where we will deliver lower cost, higher performance solutions including stackable 1 GigE and 10GigE solutions, Enhanced Power Over Ethernet plus, 1GigE and 10GigE density, as well as security and wireless solutions;

•	Service Providers, where we will offer metro Edge and aggregation solutions, Ethernet Backbone, MPLS and 10GigE density.
     In the Data Storage reportable segment, we are seeing continued strong growth of our DCX Backbone product and increasing acceptance of our full family of 8 Gigabit switch and 8 Gigabit server blade offerings. During the quarter, we also recognized an additional market opportunity that required a more modular director product and we introduced the DCX 4-S, another cost-effective version of the DCX Backbone with half the normal port count. Our HBA business, where we continue to secure Tier 1 and Tier 2 OEM designs, continues to ramp.
     In the IP Products reportable segment, we are winning large data center opportunities with high performance RX, MLX and XMR IP products.
     In the first fiscal quarter of 2009, the pricing environment remained stable and sequential like-for-like average selling price declines were in the low single digits. For fiscal year 2009, we expect that quarterly average selling price declines will remain in the low single digits.
     When considering the IT spending environment, our planning assumption is that the current IT spending environment will remain adversely impacted by the current macroeconomic environment. We will continue to carefully manage our expenses and headcount. We expect IT spending to begin to improve in the fourth fiscal quarter of 2009 and throughout fiscal year 2010. We expect our markets to return to normal historical growth rates beginning in fiscal year 2010.

Results of Operations
     During the first quarter of fiscal year 2009, we reorganized our four operating units, which resulted in changing both our internal and external reporting structure, of which two are individually reportable segments: Data Storage and Global Services; and two are combined into one reportable segment: IP Products. During fiscal year 2008, we managed our operations in four operating units, of which two were individually reportable segments: DCI and S3; and two were combined into one reportable segment: Other.
     The following table sets forth certain financial data for the three months ended January 24, 2009 and January 26, 2008, as a percentage of total net revenues, except for cost of revenues and gross margin (loss) which are indicated as a percentage of the respective segment net revenues. Prior period segment results have been conformed to the new measurements of segment financial reporting implemented in the first quarter of fiscal year 2009 as shown on the table below:

	Three Months Ended
	January 24,	January 26,
	2009	2008
Net revenues
Data Storage	72.0%	85.1%
IP Products	12.0	0.5
Global Services	16.0	14.4

Total net revenues	100.0	100.0
Cost of revenues
Data Storage	37.7	38.7
IP Products	65.7	171.8
Global Services	55.1	67.1

Total cost of revenues	43.8	43.5

Gross margin (loss)
Data Storage	62.3	61.3
IP Products	34.3	(71.8)
Global Services	44.9	32.9

Total gross margin	56.2	56.5
Operating expenses:
Research and development	15.9	16.7
Sales and marketing	16.9	18.2
General and administrative	4.3	3.5
Legal fees associated with indemnification obligations and other related costs	4.5	2.8
Amortization of intangible assets	3.1	2.3
Acquisition and integration costs	0.2	—
In-process research and development	6.2	—

Total operating expenses	51.1	43.5

Income from operations	5.1	13.0
Interest and other income (loss), net	(0.9)	3.3
Interest expense	(4.9)	(0.5)
Loss on sale of investments, net	(0.2)	(0.6)

Income (loss) before provision for income taxes	(0.9)	15.2
Income tax provision	5.1	9.5

Net income (loss)	(6.0)%	5.7%

     Revenues. Our revenues are derived primarily from sales of our Data Storage products, particularly our family of SAN products, sales of our IP products, and our service and support offerings related to those products. Our fabric switches and directors connect our customers’ servers and storage devices creating a SAN. In addition, our data networking solutions enable converged and complete end-to-end networking solutions from the edge to the core of our customers’ networking infrastructures.
     Our total net revenues for the three months ended January 24, 2009 and January 26, 2008 were as follows (in thousands):

	Three Months Ended
	January 24,	% of Net	January 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Data Storage	$310,779	72.0%	$296,182	85.1%	$14,597	4.9%
IP Products	51,821	12.0%	1,764	0.5%	50,057	2,838.0%
Global Services	68,991	16.0%	49,903	14.4%	19,088	38.3%

Total net revenues	$431,591	100.0%	$347,849	100.0%	$83,742	24.1%
     The increase in total net revenues for the three months ended January 24, 2009 as compared to total net revenues for the three months ended January 26, 2008 reflects growth in sales of Data Storage products, IP products and Global Services offerings. The increase in Data Storage product revenues for the period reflects a 2.6% increase in the number of ports shipped due to our continued growth in the embedded switch market, as well as a mix shift from higher port density director products to lower port density switch and embedded products, partially offset by a 14.2% decrease in average selling price per port which was impacted by the mix shift to lower port density switch and embedded products which carry a lower price per port. The increase in revenues from IP Products was due to sales of network switching and router products as a result of our acquisition of Foundry in December 2008, partially offset by a decrease in the volume of our Files business. The increase in Global Services revenues was a result of the continued expansion of our installed base and the acquisitions of Foundry in December 2008 and Strategic Business Systems, Inc. (“SBS”) in March 2008.
     For the three months ended January 24, 2009 and January 26, 2008, the declines in average selling prices were the result of a continuing competitive pricing environment, offset by a mix shift to lower port density and price per port products. We believe the increase in the number of total networking ports shipped reflects higher demand for our products due in part to the expansion of our installed base as a result of the Foundry acquisition. We believe we have experienced higher market demand as end-users continue to consolidate storage and server infrastructures using SANs, expand SANs to support more applications, and deploy SANs in new environments.
     Going forward, we expect the number of ports shipped to fluctuate depending on the demand for our existing and recently introduced SAN and IP products as well as the timing of product transitions by our OEM customers. We currently expect that average selling prices per port will likely decline at rates consistent with historical rates of low single digits per quarter, however there are risks that pricing pressure could accelerate due to macroeconomic issues, new product introductions by us or our competitors, or other factors. Historically, our first and fourth fiscal quarters are seasonally stronger quarters from a revenue perspective than our second and third fiscal quarters.
     Our total net revenues by geographical area for the three months ended January 24, 2009 and January 26, 2008 were as follows (in thousands):

	Three Months Ended
	January 24,	% of Net	January 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Domestic	$276,171	64.0%	$217,028	62.4%	$59,143	27.3%
International	155,420	36.0%	130,821	37.6%	24,599	18.8%

Total net revenues	$431,591	100.0%	$347,849	100.0%	$83,742	24.1%
     Historically, domestic revenues have accounted for between 56% and 67% of total net revenues. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. For the three months ended January 24, 2009 as compared to the three months ended January 26, 2008, international revenues decreased as a percentage of total net revenues primarily as a result of the shift to North America due to the Foundry acquisition. Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM customers, but we believe that international revenues comprise a larger percentage of our total net revenues than the attributed revenues may indicate.

     A significant portion of our revenue is concentrated among a relatively small number of OEM customers. For the three months ended January 24, 2009, three customers each represented ten percent or more of our total net revenues for a combined total of 56% of our total net revenues. For the three months ended January 26, 2008, the same three customers each represented ten percent or more of our total net revenues for a combined total of 66% of our total net revenues. The decrease in the percentage reflects the acquisition of Foundry and its dispersion of revenue among a non-OEM customer base. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM customers and, as a result of the Foundry acquisition, to the United States government or individual agencies within the United States government. Therefore, the loss of, or a decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers could seriously harm our financial condition and results of operations.
     A majority of our trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of January 24, 2009, two customers accounted for 15% and 11%, respectively, of total accounts receivable. As of October 25, 2008, three customers accounted for 30%, 17% and 14%, respectively, of total accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable balances. We have established reserves for credit losses, sales allowances, and other allowances. While we have not experienced material credit losses in any of the periods presented, there can be no assurance that we will not experience material credit losses in the future.
     Gross margin (loss). Gross margin (loss) as stated below is indicated as a percentage of the respective segment net revenues. Gross margin (loss) for the three months ended January 24, 2009 and January 26, 2008 was as follows (in thousands):

	Three Months Ended
	January 24,	% of Net	January 26,	% of Net	Increase/	% Points
	2009	Revenues	2008	Revenues	(Decrease)	Change
Data Storage	$193,616	62.3%	$181,435	61.3%	$12,181	1.0%
IP Products	17,793	34.3%	(1,266)	(71.8)%	19,059	106.1%
Global Services	31,006	44.9%	16,408	32.9%	14,598	12.0%

Total gross margin	$242,415	56.2%	$196,577	56.5%	$45,838	(0.3)%
     Total gross margin for the three months ended January 24, 2009 was 56.2%, a decrease of 0.3 percentage points from 56.5% for the three months ended January 26, 2008. For the three months ended January 24, 2009, Data Storage product costs relative to net revenues decreased by 1.0% as compared to the three months ended January 26, 2008. This was primarily the result of a 1.2% decrease in amortization of intangible assets related to the McDATA acquisition, partially offset by a 0.4% increase in product costs as declines in average selling price exceeded declines in product costs for the three months ended January 24, 2009 as compared to the three months ended January 26, 2008. For the three months ended January 24, 2009, IP Products costs relative to net revenues decreased by 106.1% as compared to the three months ended January 26, 2008 primarily due to the Foundry acquisition. The gross loss in IP Products for the three months ended January 26, 2008 reflects the former Files operating unit, which has been included within the IP Products reportable segment for the three months ended January 24, 2009. For the three months ended January 24, 2009, Global Services operations costs relative to net revenues decreased by 12.0% as compared to the three months ended January 26, 2008 primarily due to flat controllable spending and headcount while generating increased revenue as a result of the Foundry and SBS acquisitions.
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
     R&D expenses for the three months ended January 24, 2009 and January 26, 2008 were as follows (in thousands):

January 24,	% of Net	January 26,	% of Net	Increase/	%
2009	Revenues	2008	Revenues	(Decrease)	Change
$68,451	15.9%	$58,206	16.7%	$10,245	17.6%
     R&D expenses increased in absolute dollars for the three months ended January 24, 2009 as compared to the three months ended January 26, 2008. This increase was primarily due to a $6.9 million increase in salaries and wages, a $0.6 million increase in expenses related to IT, facilities and other shared functions, and a $2.8 million increase in stock-based compensation. The increase in the salaries and wages and stock-based compensation was primarily the result of headcount growth from the Foundry acquisition. R&D expenses as a percent of total net revenues decreased 0.8 percentage points in the three months ended January 24, 2009 compared with the three months ended January 26, 2008.
     We currently anticipate that R&D expenses, as a percent of revenue, for the three months ending May 2, 2009 will be relatively consistent with the three months ended January 24, 2009.
     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and customer service functions, costs associated with promotional and marketing programs, travel expenses, and IT and facilities expenses.
     Sales and marketing expenses for the three months ended January 24, 2009 and January 26, 2008 were as follows (in thousands):

January 24,	% of Net	January 26,	% of Net	Increase/	%
2009	Revenues	2008	Revenues	(Decrease)	Change
$73,166	16.9%	$63,174	18.2%	$9,992	15.8%
     Sales and marketing expenses increased in absolute dollars for the three months ended January 24, 2009 as compared to the three months ended January 26, 2008. This increase was primarily due to a $6.9 million increase in salaries and wages, a $1.8 million increase in expenses related to IT, facilities and other shared functions, and a $4.2 million increase in stock-based compensation, offset by a $3.9 million decrease in advertising expense. The increase in salaries and wages and stock-based compensation was primarily the result of headcount growth from the Foundry acquisition. Sales and marketing expenses as a percent of total net revenues decreased 1.3 percentage points in the three months ended January 24, 2009 compared with the three months ended January 26, 2008.
     We currently anticipate that sales and marketing expenses, as a percent of revenue, for the three months ending May 2, 2009 will be relatively consistent with the three months ended January 24, 2009.
     General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses.
     General and administrative expenses for the three months ended January 24, 2009 and January 26, 2008 were as follows (in thousands):

January 24,	% of Net	January 26,	% of Net	Increase/	%
2009	Revenues	2008	Revenues	(Decrease)	Change
$18,388	4.3%	$12,366	3.5%	$6,022	48.7%
     G&A expenses increased for the three months ended January 24, 2009 as compared to the three months ended January 26, 2008. This increase was primarily due to a $5.0 million increase in salaries and wages, a $1.2 million increase in outside services, a $1.9 million increase in stock-based compensation expense, as well as a $1.7 million increase in depreciation and amortization expense, partially offset by a $3.2 million increase in expenses allocated to other functional groups. The increase in salaries and wages and stock-based compensation was primarily the result of headcount growth from the Foundry acquisition. G&A expenses as a percent of total net revenues increased 0.8 percentage points in the three months ended January 24, 2009 compared with the three months ended January 26, 2008.
     We currently anticipate that G&A expenses, as a percent of revenue, for the three months ending May 2, 2009 will be relatively consistent with the three months ended January 24, 2009.
     Legal fees associated with indemnification obligations and other related costs. These expenses consist of professional legal and accounting service fees for various matters, including applicable indemnification obligations, defense of the Company in legal proceedings, and actions to pursue claims by the Special Litigation Committee of the Board of Directors. Pursuant to the Company’s charter documents and indemnification agreements, the Company has certain indemnification obligations to its directors, officers and employees, as well as certain former directors, officers and employees. Pursuant to such obligations and claims filed by the Special Litigation Committee of the Board of Directors, we incurred expenses related to amounts paid to certain former directors, officers and employees of the Company who have been either convicted in criminal proceedings and/or are subject to ongoing SEC and civil actions in connection with Brocade’s historical stock option granting practices. We expect such expenses to be volatile and may increase materially during fiscal year 2009 due to the litigation filed on behalf of the Company by the Special Litigation Committee of the Board of Directors.
     Legal fees associated with indemnification obligations and other related costs for the three months ended January 24, 2009 and January 26, 2008 were as follows (in thousands):

January 24,	% of Net	January 26,	% of Net	Increase/	%
2009	Revenues	2008	Revenues	(Decrease)	Change
$19,299	4.5%	$9,659	2.8%	$9,640	99.8%
     Legal fees increased for the three months ended January 24, 2009 as compared to the three months ended January 26, 2008. This increase was primarily due to an increase in legal expenses in connection with the litigation filed on behalf of the Company by the Special Litigation Committee of the Board of Directors.
     Amortization of intangible assets. Amortization of intangible assets for the three months ended January 24, 2009 and January 26, 2008 was as follows (in thousands):

January 24,	% of Net	January 26,	% of Net	Increase/	%
2009	Revenues	2008	Revenues	(Decrease)	Change
$13,229	3.1%	$7,909	2.3%	$5,320	67.3%
     During the three months ended January 24, 2009, we recorded amortization of intangible assets related to the acquisitions of McDATA, Silverback Systems, Inc., NuView, Inc., SBS and Foundry. The increase in amortization of intangible assets for the three months ended January 24, 2009 as compared to the three months ended January 26, 2008 was primarily due to the acquisition of Foundry in December 2008 and SBS in March 2008.
     We account for intangible assets in accordance with SFAS 142. Intangible assets are recorded based on estimates of fair value at the time of the acquisition and identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements).
     Acquisition and integration costs. Acquisition and integration costs for the three months ended January 24, 2009 and January 26, 2008 were as follows (in thousands):

January 24,	% of Net	January 26,	% of Net	Increase/	%
2009	Revenues	2008	Revenues	(Decrease)	Change
$953	0.2%	$—	—%	$953	100.0%
     For the three months ended January 24, 2009, we recorded acquisition and integration costs primarily for consulting services and other professional fees in connection with our integration of Foundry.

     In-process research and development. In-process research and development (“IPR&D”) for the three months ended January 24, 2009 and January 26, 2008 was as follows (in thousands):

January 24,	% of Net	January 26,	% of Net	Increase/	%
2009	Revenues	2008	Revenues	(Decrease)	Change
$26,900	6.2%	$—	—%	$26,900	100.0%
     On December 18, 2008, we completed our acquisition of Foundry, a performance and total solutions provider of network switching and routing. In connection with this acquisition, we recorded a $26.9 million in-process research and development charge (see Note 3, “Acquisitions,” of the Notes to Condensed Consolidated Financial Statements).
     The IPR&D was written off because the acquired technologies had not reached technological feasibility and had no alternative uses. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of the acquisition in December 2008, Foundry was developing new products in multiple product areas that qualify as IPR&D. These efforts included FastIron SuperX Family, FastIron CX, NetIron CER, TurboIron and various other projects. At the time of the acquisition, it was estimated that these IPR&D development efforts would be completed over the following 2 to 6 months at an estimated total cost of $3.9 million. At January 24, 2009, the development efforts were continuing on schedule and within expected costs.
     The value assigned to the Foundry IPR&D was determined by estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed, and discounting the net cash flows to their present values. The revenue estimates used in the net cash flow forecasts were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by Foundry and its competitors.
     The rate utilized to discount the net cash flows to their present values was based on Foundry’s weighted-average cost of capital. The weighted-average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates, and risks related to the impact of potential changes in future target markets. Based on these factors, a discount rate of 12.5% was deemed appropriate for valuing the IPR&D.
     The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.
     Interest and other income (loss), net. Interest and other income (loss), net, for the three months ended January 24, 2009 and January 26, 2008 were as follows (in thousands):

January 24,	% of Net	January 26,	% of Net	Increase/	%
2009	Revenues	2008	Revenues	(Decrease)	Change
$(3,811)	(0.9)%	$11,485	3.3%	$(15,296)	(133.2)%
     For the three months ended January 24, 2009 as compared to the three months ended January 26, 2008, the decrease in interest and other income (loss), net, was primarily related to a decrease in investment balances due to the Foundry acquisition, as well as an increase of $4.4 million in acquisition-related financing charges in the three months ended January 24, 2009.
     Interest expense. Interest expense primarily represents the interest cost associated with our term loan and convertible subordinated debt (see Note 9, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).
     Interest expense for the three months ended January 24, 2009 and January 26, 2008 was as follows (in thousands):

January 24,	% of Net	January 26,	% of Net	Increase/	%
2009	Revenues	2008	Revenues	(Decrease)	Change
$(21,357)	(4.9)%	$(1,521)	(0.5)%	$19,836	1,303.9%
     Interest expense increased for the three months ended January 24, 2009 as compared to the three months ended January 26, 2008 primarily as a result of $21.7 million in interest expense on the term loan and the revolving credit facility which was obtained to finance the Foundry acquisition, partially offset by $2.0 million in capitalization of interest cost in connection with the development of the Company campus during the three months ended January 24, 2009.
     We obtained the term loan during the fourth fiscal quarter of 2008. As of January 24, 2009, the carrying value of the outstanding balance of our term loan was $1,055.9 million. As of January 24, 2009 and January 26, 2008, the carrying value of the outstanding balance of our convertible subordinated debt assumed from the McDATA acquisition was $170.2 million and $168.0 million, respectively.
     Loss on sale of investments, net. Loss on sale of investments, net, for the three months ended January 24, 2009 and January 26, 2008 was as follows (in thousands):

January 24,	% of Net	January 26,	% of Net	Increase/	%
2009	Revenues	2008	Revenues	(Decrease)	Change
$(864)	(0.2)%	$(2,225)	(0.6)%	$(1,361)	(61.1)%
     Loss on sale of investments, net, decreased for the three months ended January 24, 2009 as compared to the three months ended January 26, 2008. The $0.9 million in loss on sale of investments for the three months ended January 24, 2009 was due to a loss of $0.9 million on the disposition of portfolio investments at amounts below the carrying value. The $2.2 million in loss on sale of investments for the three months ended January 26, 2008 was due to a loss of $1.8 million on the sale of our equity investment in a publicly traded company and a loss of $0.4 million on the disposition of portfolio investments at amounts below the carrying value.
     The carrying value of our equity investments in non-publicly traded companies at January 24, 2009 and January 26, 2008 was $6.8 million and $5.0 million, respectively.

     Provision for income taxes. Provision for income taxes and the effective tax rates for the three months ended January 24, 2009 and January 26, 2008 were as follows (in thousands, except effective tax rates):

	Three Months Ended
	January 24,	January 26,
	2009	2008
Provision for income taxes	$22,028	$33,157
Effective tax rate	(550.3)%	62.6%
     Our effective tax rate decreased for the three months ended January 24, 2009 as compared to the three months ended January 26, 2008 primarily due to the effect of acquisition-related items not deductible for tax purposes, offset by the tax benefit of losses generated.
     We currently expect the effective tax rate for fiscal year 2009 to be higher than fiscal year 2008. Factors such as the successful integration of Foundry’s international operations and associated structuring could affect the level of our foreign revenues and earnings. As estimates and judgments are used to project such international earnings, the impact to our tax provision could vary if the current planning or assumptions change. Given that the tax rate is driven by several different factors, it is not possible to estimate the Company’s future tax rate with a high degree of certainty.
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
     The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Although FIN 48 provides further clarification on the accounting for uncertainty in income taxes recognized in the financial statements, the threshold and measurement attribute prescribed by the pronouncement will continue to require significant judgment by management. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations.
     The IRS and other tax authorities regularly examine our income tax returns. In May 2008, the IRS completed its field examination of our federal income tax return for the year ended October 25, 2003 and issued an RAR. The IRS is contesting our transfer pricing for the cost sharing and buy-in arrangements with our foreign subsidiaries. The IRS’ proposed adjustment would offset approximately $306.0 million of our net operating loss carryforwards. The IRS’ proposed adjustment resulted in a tax assessment of approximately $6.4 million, excluding penalties and interest. The IRS may make similar claims against our transfer pricing arrangements in future examinations. In June 2008, we filed a protest with the Appeals Office of the IRS to challenge the IRS’ proposed adjustment and assessment. In addition, the IRS is currently examining our federal income tax returns for the three years ended October 28, 2006. Due to the net operating loss and credit carryforwards, our U.S. federal, state, and local income tax returns remain open for examination. We are generally not subject to non-U.S. income tax examinations for years before 2000. In February 2009, the IRS commenced an examination of Foundry’s federal income tax returns for the years ended December 31, 2006 and 2007. As the audit has just begun, we are not aware of any proposed adjustments. We believe we have adequate reserves for all open tax years.
     We do not expect resolution of the IRS audit during the next twelve months and accordingly do not expect a material increase or decrease to our unrecognized tax benefits. We believe that our reserves for unrecognized tax benefits are adequate for open tax years.

     Stock-based compensation expense. Stock-based compensation expense for the three months ended January 24, 2009 and January 26, 2008 was as follows (in thousands):

January 24,	% of Net	January 26,	% of Net	Increase/	%
2009	Revenues	2008	Revenues	(Decrease)	Change
$ 18,080	4.2%	$8,473	2.4%	$9,607	113.4%
     Stock-based compensation expense increased for the three months ended January 24, 2009 as compared to the three months ended January 26, 2008. This increase was primarily due to the acquisition of Foundry in December 2008.
     Stock-based compensation expense was included in the following line items on our Condensed Consolidated Statements of Operations for the three months ended January 24, 2009 and January 26, 2008 (in thousands):

	Three Months Ended	Three Months Ended
	January 24, 2009	January 26, 2008
Cost of revenues	$3,308	$2,492
Research and development	5,341	2,624
Sales and marketing	6,190	1,986
General and administrative	3,241	1,371

Total stock-based compensation	$18,080	$8,473

     Included in the amounts presented above is stock-based compensation arising from stock option grants that are remeasured at the end of each reporting period until the options are exercised, canceled or expire unexercised. Stock-based compensation expense for these options was immaterial for the three months ended January 24, 2009. Stock-based compensation benefit for these options was $1.7 million for the three months ended January 26, 2008. The stock-based compensation expense associated with remeasuring options at their intrinsic value each reporting period may vary significantly as a result of future changes in the market value of our common stock until those options are either exercised or expire unexercised. The change in stock-based compensation for these options during the three months ended January 24, 2009 as compared to the three months ended January 26, 2008 was due to the change in market values of our common stock during the reported periods as well as exercise behaviors of the holders of these options.
Liquidity and Capital Resources

	January 24,	October 25,	Increase/
	2009	2008	(Decrease)
	(in thousands)
Cash and cash equivalents	$190,038	$453,884	$(263,846)
Short-term investments	24,133	152,741	(128,608)
Marketable equity securities	—	177,380	(177,380)
Long-term investments	1,725	36,120	(34,395)
Restricted cash	—	1,075,079	(1,075,079)

Total	$215,896	$1,895,204	$(1,679,308)

Percentage of total assets	6%	57%
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
Financial Condition
     Cash and cash equivalents, short-term investments, marketable equity securities, long-term investments and restricted cash as of January 24, 2009 decreased by $1,679.3 million over the balance as of October 25, 2008. For the three months ended January 24, 2009, we used $163.8 million in cash from operating activities, which was greater than our net loss for the three months ended January 24, 2009, as a result of the $160.0 million payment of the liability associated with the settlement of the class action lawsuit and a decrease in accounts payable and accrued employee compensation, partially offset by adjustments to net loss for non-cash items related to depreciation and amortization, non-cash compensation expense and in-process research and development. Days sales outstanding in receivables for the three months ended January 24, 2009 was 52 days, compared with 40 days for the three months ended January 26, 2008.

     Net cash used in investing activities for the three months ended January 24, 2009 totaled $91.9 million and was primarily the result of $1,297.5 million in cash paid in connection with the Foundry acquisition and $35.8 million in purchases of property and equipment, offset by $1,075.1 million in restricted cash released to finance a portion of the Foundry acquisition and $166.4 million in proceeds resulting from maturities and sales of short-term investments and long-term investments.
     Net cash used in financing activities for the three months ended January 24, 2009 totaled $8.3 million and was primarily the result of payment of senior underwriting fees related to the term loan of $30.5 million, offset by proceeds from the revolving credit facility of $14.1 million and proceeds from the issuance of common stock from ESPP and stock option exercises of $8.5 million.
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
First Fiscal Quarter of 2009 Compared to First Fiscal Quarter of 2008
     Operating Activities. Net cash used in operating activities increased by $243.0 million for the three months ended January 24, 2009 as compared to the three months ended January 26, 2008. The increase was primarily due to net loss in the three months ended January 24, 2009, the $160.0 million payment of the liability associated with the settlement of the class action lawsuit and increased payments with respect to accounts payable and accrued employee compensation during the three months ended January 24, 2009, partially offset by the increase in adjustments to net loss for non-cash items related to depreciation and amortization, non-cash compensation expense and in-process research and development.
     Investing Activities. Net cash used in investing activities increased by $153.6 million for the three months ended January 24, 2009 as compared to the three months ended January 26, 2008. The increase was primarily due to cash paid in connection with the Foundry acquisition, increased purchases of property and equipment and decreased proceeds from the maturities and sales of investments and marketable equity securities, partially offset by decreased purchases of short-term and long-term investments, and a decrease in restricted cash which was released to finance a portion of the Foundry acquisition.
     Financing Activities. Net cash used in financing activities decreased by $60.0 million for the three months ended January 24, 2009 as compared to the three months ended January 26, 2008. The decrease was primarily due to decreased common stock repurchases and increased proceeds from the revolving line of credit, partially offset by the payment of senior underwriting fees related to the term loan.
Liquidity
     Manufacturing and Purchase Commitments. We have manufacturing agreements with Foxconn, Sanmina, Flextronics and Celestica under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. The required lead-time for placing orders with Foxconn, Sanmina, Flextronics and Celestica depends on the specific product. As of January 24, 2009, our aggregate commitment for inventory components used in the manufacture of our products was $236.0 million, net of a purchase commitments reserve of $29.4 million, as reflected on the Condensed Consolidated Balance Sheet, which we expect to utilize during future normal ongoing operations. Although the purchase orders we place with Foxconn, Sanmina, Flextronics and Celestica are cancelable, the terms of the agreements require us to purchase all inventory components not returnable, usable by, or sold to, other customers of the aforementioned contract manufacturers. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.
     Guarantee. On November 18, 2003, we purchased a previously leased building located near our San Jose headquarters and issued a $1.0 million guarantee as part of the purchase agreements.
     Company Campus Contractual Obligations. On May 23, 2008, we purchased property located in San Jose, California, which consists of three unimproved building parcels that are entitled for approximately 562,000 square feet of space in three buildings. The total purchase price for the property was $50.9 million. In connection with the purchase, we also engaged a third party as development manager to manage the development and construction of improvements on the property. Our obligation for development and construction of three buildings and a parking garage on the purchased property is approximately $173.0 million (in addition to the purchase price for the property), payable in various installments through approximately June 2010. In connection with the purchase, we also obtained a four-year option, exercisable at our sole discretion, to purchase a fourth unimproved approximate four acre parcel for a fixed price of approximately $26.0 million. We plan to develop the land through June 2010 and finance the purchase and the development through operating cash flows.
     Income Taxes. We provide United States income taxes on the earnings of our foreign subsidiaries unless the earnings are considered indefinitely reinvested outside of the United States. As of January 24, 2009, we intend to reinvest these earnings for expansion of our business operations outside the United States for an indefinite period of time.
     The IRS and other tax authorities regularly examine our income tax returns. In May 2008, the IRS completed its field examination of our federal income tax return for the year ended October 25, 2003 and issued an RAR. The IRS is contesting our transfer pricing for the cost sharing and buy-in arrangements with our foreign subsidiaries. The IRS’ proposed adjustment would offset approximately $306.0 million of our net operating loss carryforwards. The IRS’ proposed adjustment resulted in a tax assessment of approximately $6.4 million, excluding penalties and interest. The IRS may make similar claims against our transfer pricing arrangements in future examinations. In June 2008, we filed a protest with the Appeals Office of the IRS to challenge the IRS’ proposed adjustment and assessment. In addition, the IRS is currently examining our federal income tax returns for the three years ended October 28, 2006. Due to net operating loss and credit carryforwards, our U.S. federal, state, and local income tax returns remain open for examination. We are generally not subject to non-U.S. income tax examinations for years before 2000. In February 2009, the IRS commenced an examination of Foundry’s federal income tax returns for the years ended December 31, 2006 and 2007. As the audit has just begun, we are not aware of any proposed adjustments. We believe we have adequate reserves for all open tax years.
     Senior Secured Credit Facility.
     General
     On October 7, 2008, we entered into a credit agreement with the following lenders, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Morgan Stanley Senior Funding, Inc., as syndication agent, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, HSBC Bank USA National Association and Keybank National Association, as co-documentation agents. The credit agreement provides for (i) a five-year $1,100.0 million term loan facility and (ii) a five-year $125.0 million revolving credit facility, which includes a $25.0 million swing line loan subfacility and a $25.0 million letter of credit subfacility.
     The net proceeds of the term loan facility were used to finance a portion of our acquisition of Foundry. In addition to the term loan facility, during the three months ended January 24, 2009, we drew $14.1 million from the $125.0 million revolving credit facility to finance a small portion of the merger. We may draw additional proceeds from the revolving credit facility in the future for ongoing working capital and other general corporate purposes. As of January 24, 2009, $14.1 million was outstanding under the revolving credit facility.
     Loans under the Senior Secured Credit Facility bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 4.0% per annum or the prime lending rate, plus an applicable margin equal to 3.0% per annum. The applicable margin with respect to revolving loans is subject to adjustment based on our consolidated senior secured leverage ratio. The LIBOR rate floor is 3.0% per annum and the prime lending rate floor is 4.0% per annum, in each case, for the life of the Senior Secured Credit Facility. For the three months ended January 24, 2009, the weighted-average interest rate on the term loan was 7.0%.
     The proceeds of the term loan were deposited in a restricted securities account pending the closing of the merger and other release conditions and are reported as long-term restricted cash on the Condensed Consolidated Balance Sheet as of October 25, 2008. On December 19, 2008, the proceeds of the term loan were released from the restricted securities account to fund the merger. As of January 24, 2009, we recorded the current portion of the liability associated with the term loan of $43.2 million, net of the debt discount of $11.8 million, as “Current portion of long-term debt” and we recorded the long-term portion of the liability associated with the term loan of $1,012.8 million, net of the debt discount of $32.2 million, as “Long-term debt, net of current portion” on the Condensed Consolidated Balance Sheet.
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
     Fees totaling $27.5 million associated with the acquisition have been capitalized as deferred financing costs, with $1.9 million amortized as of January 24, 2009. As of January 24, 2009, the short-term portion of the deferred financing costs was $6.9 million and is reported within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. As of January 24, 2009, the long-term portion of the deferred financing costs was $18.7 million and is reported within other assets on the Condensed Consolidated Balance Sheet. All fees capitalized are related to the term loan facility. The deferred financing costs are being amortized using the effective interest method over the five-year term of the debt.
     Guarantees and Collateral
     The obligations of the Company and its subsidiary guarantors under the Senior Secured Credit Facility and the related guarantees thereunder are secured, subject to customary permitted liens and other agreed upon exceptions, by (1) a first priority pledge of all of the equity interests of each of the Company’s direct and indirect subsidiaries, and (2) a perfected first priority interest in and mortgages on all tangible and intangible assets of the Company and each subsidiary guarantor, except, in the case of a foreign subsidiary, to the extent such pledge would be prohibited by applicable law or would result in materially adverse tax consequences (limited, in the case of a first-tier foreign subsidiary, to 65% of the voting stock and 100% of non-voting stock of such first-tier foreign subsidiary). In addition, the term loan has not been registered as of January 24, 2009.
     Covenants
     The credit agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, capital expenditures, prepayment of other indebtedness, redemption or repurchase of subordinated indebtedness, dividends and other distributions. The credit agreement contains financial covenants that require us to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a maximum consolidated senior secured leverage ratio, each as defined in the credit agreement. The credit agreement also includes customary events of default, including cross-defaults on our material indebtedness and change of control. We were in compliance with all applicable covenants as of January 24, 2009.
     The majority of our outstanding debt is related to the financing of the Foundry acquisition, the costs and expenses related to the merger, and the ongoing working capital and other general corporate purposes of the combined organization after consummation of the merger. We have the following resources available to obtain short-term or long-term financing, if we need additional liquidity, as of January 24, 2009 (in thousands):

	Original Amount	January 24, 2009		October 25, 2008
	Available	Used	Available	Used	Available
Revolving credit facility	$125,000	$14,050	$110,950	$—	$125,000

Total	$125,000	$14,050	$110,950	$—	$125,000

     Based on past performance and current expectations, we believe that internally generated cash flows are generally sufficient to support business operations, capital expenditures, contractual obligations, and other liquidity requirements associated with our operations for at least the next twelve months. We believe that we would be able to supplement this near-term liquidity, if necessary, by drawing on the revolving credit facility or through access to capital markets made available by various foreign and domestic financial institutions, although we cannot be certain whether such financing would be commercially reasonable or on Company-favorable terms. In addition to access to capital markets, we could also monetize certain assets, including our real estate holdings. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity and the availability of and our requirements for capital resources.

Contractual Obligations
     The following table summarizes our contractual obligations, including interest expense, and commitments as of January 24, 2009 (in thousands):

		Less than						More than
	Total	1 Year		1–3 Years		3–5 Years		5 Years
Contractual Obligations:
Term loan (1)	$1,379,547		$143,766		$341,481		$894,300		$—
Convertible subordinated debt (1)	178,322		3,881		174,441		—		—
Revolving credit facility (1)	14,198		14,198		—		—		—
Non-cancelable operating leases (2)	91,316		33,695		31,838		11,268		14,515
Capital leases	39		39		—		—		—
Purchase commitments, gross (3)	236,015		236,015		—		—		—
Company campus capital expenditures (4)	108,211		89,256		18,955		—		—

Total contractual obligations	$2,007,648		$520,850		$566,715		$905,568		$14,515

Other Commitments:
Standby letters of credit	$2,001	$	n/a	$	n/a	$	n/a	$	n/a

Guarantee	$1,015	$	n/a	$	n/a	$	n/a	$	n/a

Unrecognized tax benefits and related accrued interest (5)	$151,545	$	n/a	$	n/a	$	n/a	$	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments, but does not include any fair value adjustments or discount.

(2)	Amount excludes contractual sublease income of $21.1 million, which consists of $4.2 million to be received in less than 1 year, $6.5 million to be received in 1 to 3 years, $4.2 million to be received in 3 to 5 years and $6.2 million to be received in more than 5 years.

(3)	Amount reflects total gross purchase commitments under our manufacturing agreements with third party contract manufacturers. Of this amount, we have accrued $29.4 million for estimated purchase commitments that we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.

(4)	Amount reflects $108.2 million in capital expenditures in connection with the development of the corporate campus. Including the costs incurred to date of $115.7 million, the total contractual obligation on the Company campus is approximately $223.9 million.

(5)	As a result of the adoption of FIN 48, we reclassified unrecognized tax benefits to non-current income tax liability. As of January 24, 2009, we had a liability for gross unrecognized tax benefits of $146.2 million and a net accrual for the payment of related interest and penalties of $5.3 million, none of which is expected to be paid within one year. We are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
     Share Repurchase Program. As of November 29, 2007, our Board of Directors authorized a total of $800.0 million for the repurchase of the Company’s common stock. Purchases have been made, from time to time, in the open market or by privately negotiated transactions and have been funded from available working capital. The number of shares purchased and the timing of purchases have been based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. During the third fiscal quarter of 2008, we suspended our share repurchase program due to the then pending Foundry acquisition. We plan to prioritize our use of cash for debt repayment following the close of the Foundry acquisition. As such, we made no share repurchases for the three months ended January 24, 2009. Approximately $414.1 million remains authorized for future repurchases under this program as of January 24, 2009.
Critical Accounting Policies and Estimates
     Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including, but not limited to, those related to sales allowances, bad debts, stock-based compensation, warranty obligations, excess inventory and purchase commitments, restructuring costs, facilities lease losses, contingencies, litigation, income taxes and investments. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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
     Our management believes that there have been no material changes to our critical accounting policies and estimates during the three months ended January 24, 2009 as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 25, 2008, with the exception of our accounting policy for fair value measurement as described in Note 2, “Summary of Significant Accounting Policies” and Note 7, “Fair Value Measurements,” and our accounting policy for revenue recognition as described below.
     Revenue recognition and allowances for sales allowances, sales programs and doubtful accounts. Our products are generally integrated with software that is essential to the functionality of the equipment. Additionally, we provide unspecified software upgrades and enhancements related to the equipment through our maintenance contracts for most of our products. Accordingly, we account for revenue in accordance with SOP 97-2, and all related interpretations. For sales of products where software is incidental to the equipment, we apply the provisions of SAB 104 and all related interpretations. Product revenue is generally recognized when all of the following criteria have been met:
•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred;

•	The fee is fixed or determinable; and

•	Collection is probable.
     Products related to our acquisition of Foundry are currently accounted for under SAB 104. In the future, if we determine that newly introduced products based on Foundry’s technology include software that is essential to the functionality of the equipment, then such new products will be accounted for using SOP 97-2 and all related interpretations.
     For newly introduced SAN products, many of our large OEM customers require a product qualification period during which our products are tested and approved by the OEM customers for sale to their customers. Revenue recognition and related cost are deferred for shipments to new OEM customers and for shipments of newly introduced products to existing OEM customers until satisfactory evidence of completion of the product qualification has been received from the OEM customer. In addition, revenue from sales to our master reseller customers is recognized in the same period in which the product is actually sold by the master reseller (sell-through).
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
     Service revenue consists of training and maintenance arrangements, including PCS, customer support services and other professional services. PCS services are offered under renewable, annual fee-based contracts or as part of multiple-element arrangements and typically include upgrades and enhancements to our operating system software and telephone support. Revenue related to PCS elements are deferred and recognized ratably over the contractual period. PCS contracts are typically one to three years in length.

     Customer support services are offered under renewable, fee-based contracts which provide customers with hardware repair and replacement parts, access to technical assistance, and unspecified software updates and upgrades on a when-and-if available basis. Revenue from customer support contracts is deferred and recognized ratably over the contractual support period, in accordance with FTB 90-1. Customer support services contracts are typically one to five years in length.
     Professional services are offered under fee-based contracts or as part of multiple-element arrangements. Professional service revenue is recognized when services are completed. Training revenue is recognized upon completion of the training.
     Our multiple-element product offerings include computer hardware and software products and support services. We also sell certain software products and support services separately. Our software products, including those that are embedded in our hardware products, are generally essential to the functionality of our hardware products and are, therefore, accounted for in accordance with SOP 97-2. We allocate revenue to each element in a multiple-element arrangement based upon VSOE of the fair value of the element, or if VSOE is not available for the delivered element, by application of the residual method. In the application of the residual method, we allocate revenue to the undelivered elements based on VSOE for those elements and allocate the residual revenue to the delivered elements. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each element. Changes in the inability to determine VSOE for an undelivered element in a multiple-element arrangement may affect the timing of revenue recognition. For sales of products where software is incidental and include multiple elements, we apply the provisions of EITF 00-21 to determine the separate units of accounting that exist within the arrangement. If more than one unit of accounting exists, the arrangement consideration is allocated to each unit of accounting using either the relative fair value method or the residual fair value method as prescribed by EITF 00-21. Revenue is recognized for each unit of accounting when all the revenue recognition criteria have been met for that unit of accounting.
Recent Accounting Pronouncements
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations.” SFAS 141R requires the acquirer in a business combination to recognize assets and liabilities assumed at their fair values and to recognize acquisition-related costs separately from the acquisition. SFAS141R will be effective for us in fiscal year 2010, with early adoption prohibited. We expect the implementation of SFAS 141R will have an impact on our financial position and results of operations, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date of November 1, 2009.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are currently assessing the impact of SFAS 160, but does not expect the adoption to have a material impact on our financial position, results of operations, and cash flows.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 161 expands financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations, and cash flows. SFAS 161 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, and will be adopted by us in the first quarter of fiscal year 2010. Because SFAS 161 only requires additional disclosure, the adoption will not impact our financial position, results of operations, and cash flows.
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We currently adhere to the hierarchy of generally accepted accounting principles as presented in SFAS 162, and adoption of SFAS 162 is not expected to have a material impact on our financial position, results of operations, and cash flows.
     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and will be adopted by us in the first quarter of fiscal year 2010. We have not yet adopted FSP APB 14-1, but we are currently assessing the impact that FSP APB 14-1 may have on our financial position, results of operations, and cash flows.
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
     In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be adopted by us in the first quarter of fiscal year 2010. We expect EITF 08-7 will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the intangible assets purchased after the effective date of November 1, 2009.
Off-Balance Sheet Arrangements
     As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 24, 2009, we were not involved in any material unconsolidated SPEs.
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
Interest Rate Risk
     Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our debt, cash equivalents and short-term and long-term investment portfolios.
     We are exposed to changes in interest rates as a result of our borrowings under our term loan. Based on outstanding indebtedness of $1.1 billion under our term loan as of January 24, 2009, if market rates average 1% higher over the remaining term of the debt, our interest expense would increase by approximately $40.2 million. Conversely, as of January 24, 2009, the weighted-average interest rate on the term loan was 7.0% which represents the minimum interest rate under the credit agreement.

     Based on outstanding indebtedness of $1.1 billion under our term loan as of October 25, 2008, if market rates average 1% higher over the remaining term of the debt, our interest expense would increase by approximately $43.2 million. Conversely, if market rates average 1% lower over the remaining term of the debt, our interest expense would decrease by approximately $43.2 million.
     Our convertible subordinated debt is subject to a fixed interest rate and may be converted into common stock based on a fixed conversion ratio. As of January 24, 2009, the approximate aggregate fair value of the outstanding convertible subordinated debt was between $154.4 million and $152.9 million. We estimated the fair value of the outstanding convertible subordinated debt by using the high and low prices per $100 of the Company’s 2.25% Notes as of the last day of trading for the first fiscal 2009 quarter, which were $89.50 and $88.63, respectively. As of October 25, 2008, the approximate aggregate fair value of the outstanding convertible subordinated debt was between $155.5 million and $155.3 million. We estimated the fair value of the outstanding convertible subordinated debt by using the high and low prices per $100 of the Company’s 2.25% Notes as of the last day of trading for the fourth fiscal 2008 quarter, which were $90.13 and $90.00, respectively.
     Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at five major financial institutions in the United States. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. The following table presents the hypothetical changes in fair values of our investments as of January 24, 2009 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			As of	Given an Interest Rate
	Decrease of X Basis Points			January 24,	Increase of X Basis Points
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2009	50 BPS	100 BPS	150 BPS
Corporate bonds and notes	$21,067	$21,043	$20,998	$20,942	$20,778	$20,745	$20,713

Total	$21,067	$21,043	$20,998	$20,942	$20,778	$20,745	$20,713

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
     The following table (in thousands) presents our cash equivalents, short-term investments and long-term investments subject to interest rate risk and their related weighted-average interest rates as of January 24, 2009. Carrying value approximates fair value.

		Weighted-Average
	Amount	Interest Rate
Cash and cash equivalents	$190,038	0.14%
Short-term investments	24,133	0.51%
Long-term investments	1,725	0.04%

Total	$215,896	0.18%

Foreign Currency Exchange Rate Risk
     We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended January 24, 2009 were the Euro, the Japanese Yen, the British Pound and the Singapore Dollar. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. As such, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S.

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
     As of January 24, 2009, we held $22.8 million in cash flow derivative instruments. The maximum length of time over which we are hedged as of January 24, 2009 is through November 6, 2009. As of October 25, 2008, we held $18.5 million in cash flow derivative instruments. The maximum length of time over which we are hedged as of October 25, 2008 is through May 4, 2009.
Equity Price Risk
     We are also exposed to equity price risk inherent in our portfolio of publicly traded equity securities, which had an estimated fair value of $182.3 million at October 25, 2008 and were comprised of the 14.0 million shares of Foundry common stock we held for the period then ended (see Note 6, “Investments and Equity Securities,” of the Notes to Condensed Consolidated Financial Statements). As of January 24, 2009, we had no marketable equity securities. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other-than-temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes. The aggregate cost of our equity investments in non-publicly traded companies was $6.8 million at January 24, 2009 and October 25, 2008.
     Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On January 23, 2009, the last business day of our first fiscal quarter of 2009, the last reported sale price of our common stock on the NASDAQ Global Select Market was $3.23 per share.
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
     The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures are operating effectively such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively.
     (b) Changes in Internal Control over Financial Reporting. As a result of our acquisition of Foundry, we have expanded our internal controls over financial reporting to include some of Foundry’s internal controls. Certain Foundry internal controls have been consolidated into the Company’s system of internal controls, while certain additional controls have been added. Except as described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended January 24, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The information set forth in Note 10 (see “Legal Proceedings” of Note 10) of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
The slowdown in the domestic and global economies may adversely affect Brocade’s financial condition and operating results.
     The domestic and global economies are undergoing a period of significant slowdown. This slowdown will likely result in reduced demand for information technology, including high performance data networking solutions. Information technology spending has historically declined as general economic and market conditions have worsened, and as the domestic or global economy continues to undergo a significant downturn, or if our customers believe such a downturn will continue for a sustained period, our customers would likely reduce their information technology spending and future budgets. We may be particularly susceptible to reductions in information technology spending because the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Delays in or a reduction in information technology spending, domestically and/or internationally, could harm our business, results of operations and financial condition in a number of ways, including longer sales cycles, increased inventory provisions, increased production costs, lowered prices for our products and reduced sales volumes. Similarly, if our suppliers face challenges in obtaining credit or otherwise in operating their businesses, they may become unable to continue to offer the materials we use to manufacture our products. These events could cause reductions in our revenue, profitability and cash flows, increased price competition, increased operating costs and longer fulfillment cycles and exacerbate many other risks noted in this 10-Q, which could adversely affect our business, results of operations and financial condition.
     Given the current uncertainty about the extent and duration of the global financial slowdown, it is becoming increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could cause us to produce excess products that would increase our inventory carrying costs and result in obsolete inventory. Alternatively, this forecasting difficulty could cause a shortage of products or materials used in our products that would result in our inability to satisfy demand for our products and a loss of market share.
The failure to successfully integrate Foundry’s business and operations in the expected time frame may adversely affect the combined company’s future results.
     Brocade believes that the recently completed acquisition of Foundry will result in certain benefits, including broader addressable market opportunities, product innovations, and operational efficiencies. However, Brocade’s ability to realize these anticipated benefits depends on successfully combining the businesses of Brocade and Foundry. The combined company may fail to realize the anticipated benefits of the merger for a variety of reasons, including the following:
•	Failure of customers to accept new products or to continue as customers of the combined company;

•	Failure to successfully manage relationships with original equipment manufacturers, end-users, distributors and suppliers;

•	Failure to retain key employees;

•	Failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company;

•	Failure to successfully develop new products and services on a timely basis that address the market opportunities of the combined company;

•	Failure to compete effectively against companies already serving the broader market opportunities expected to be available to the combined company;

•	Failure to qualify the combined company’s products with OEM customers on a timely basis, or at all;

•	Failure to successfully consolidate its third-party contract manufacturing, streamline its supply chain, and reduce product costs;

•	Failure to consolidate the combined company’s professional services and customer support organizations; and

•	Failure to successfully integrate and harmonize financial reporting and information technology systems of Brocade and Foundry.
     The challenges of integrating Foundry could disrupt the combined company’s ongoing business, distract its management focus from other opportunities and challenges, and increase the combined company’s expenses and working capital requirements. The actual integration may also result in unforeseen expenses or delays. If Brocade is not able to successfully integrate Foundry’s business and operations, or if there are delays or greater costs than expected in combining the businesses, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected.
     Brocade has incurred substantial indebtedness to finance the acquisition of Foundry, which will decrease Brocade’s business flexibility and increase its borrowing costs, which may adversely affect Brocade’s operations and financial results.
     Upon completion of the acquisition of Foundry, Brocade increased its indebtedness by approximately $1.1 billion, which is substantially greater than its indebtedness prior to the acquisition. The financial and other covenants agreed to by Brocade in connection with such indebtedness and the increased indebtedness and higher debt-to-equity ratio of Brocade in comparison to that of Brocade on a recent historical basis will have the effect, among other things, of reducing the flexibility of Brocade to respond to changing business and economic conditions and increasing borrowing costs, and may adversely affect Brocade’s operations and financial results. In addition, our failure to comply with these covenants could result in a default under the Senior Secured Credit Facility and our other debt, which could permit the holders to accelerate such debt or demand payment in exchange for a waiver of such default. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt. The current debt under the Senior Secured Credit Facility has a floating interest rate and an increase in interest rates may negatively impact Brocade’s financial results. The mandatory debt repayment schedule on the Senior Secured Credit Facility and the maturity of the existing convertible subordinated debt in 2010 may negatively impact Brocade’s cash position and reduce Brocade’s financial flexibility. In addition, any changes by rating agencies to Brocade’s credit rating in connection with such indebtedness may negatively impact the value and liquidity of Brocade’s debt and equity securities.
The integration of Foundry into Brocade may result in significant expenses and accounting charges that adversely affect Brocade’s operating results and financial condition.
     In accordance with generally accepted accounting principles and as was the case with Brocade’s acquisition of McData, Brocade accounted for the acquisition of Foundry using the purchase method of accounting. The financial results of Brocade may be adversely affected by the resulting accounting charges incurred in connection with the merger. Brocade also expects to incur additional costs associated with combining the operations of Brocade and Foundry, which may be substantial. Additional costs may include: costs of employee redeployment; accelerated amortization of deferred equity compensation and severance payments; reorganization or closure of facilities; taxes; advisor and professional fees; and termination of contracts that provide redundant or conflicting services. Some of these costs may have to be accounted for as expenses that would decrease Brocade’s net income and earnings per share for the periods in which those adjustments are made. For the three months ended January 24, 2009, Brocade recorded $1.0 million in acquisition and integration costs, which consisted primarily of costs incurred for consulting services and other professional fees. The price of Brocade’s common stock could decline to the extent Brocade’s financial results are materially affected by the foregoing charges and costs, or if the foregoing charges and costs are larger than anticipated. The completion of the merger may result in dilution of future earnings per share to the stockholders of Brocade. It may also result in greater net losses or a weaker financial condition compared to that which would have been achieved by either Brocade or Foundry on a stand-alone basis.
Intense competition in the market for networking solutions could prevent the combined company from maintaining or increasing revenue, profitability and cash flows with respect to its networking solutions.
     The market for data and storage networking solutions is intensely competitive. In particular, Cisco maintains a dominant position in the data networking market and several of its products compete directly with the combined company’s products. Purchasers of networking solutions may choose Cisco’s products because of its longer operating history, broader product line and strong reputation in the networking market. In addition, Cisco may develop new technologies that directly compete with the combined company’s products or render its products obsolete.

     The combined company also competes with other companies, such as 3Com Corporation, Alcatel-Lucent, Enterasys Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Force10 Networks, Inc., Hewlett-Packard Company, Huawei Technologies Co. Ltd., Juniper Networks, Inc. and Nortel Networks Corporation. Some of the combined company’s current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Brocade also faces significant competition from providers of Fibre Channel switching products for interconnecting servers and storage. These principal competitors include Cisco and QLogic Corporation. Brocade also faces other competitors in markets adjacent to the SAN market, such as Cisco and F5 Networks, Inc. in the File Management market and QLogic and Emulex in the Server Connectivity or HBA market.
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
     New competitors are likely to emerge from the existing Ethernet networking companies in the market as the Fibre Channel over Ethernet standard becomes finalized and is introduced to the market. These competitors are likely to use emerging technologies and alternate routes-to-market (outside of Brocade’s traditional OEM channels) to compete with Brocade. In addition, Brocade’s OEM partners, who also have relationships with some of Brocade’s current competitors, could become new competitors by developing and introducing products that compete with Brocade’s product offerings, by choosing to sell Brocade’s competitors’ products instead of Brocade’s products, or by offering preferred pricing or promotions on Brocade’s competitors’ products. Competitive pressure will likely intensify as Brocade’s industry experiences further consolidation in connection with acquisitions by Brocade, its competitors and its OEM partners.
Brocade’s future revenue growth depends on its ability to introduce new products and services on a timely basis and achieve market acceptance of these new products and services.
     The market for networking solutions is characterized by rapidly changing technology, accelerating product introduction cycles, changes in customer requirements and evolving industry standards. Brocade’s future success depends largely upon its ability to address the rapidly changing needs of its customers by developing and supplying high-quality, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. This risk will likely become more pronounced as the networking markets become more competitive and as demand for new and improved technologies increases.
     Brocade has introduced a significant number of new products in recent history, including products across its family of Data Center Infrastructure solutions, which accounts for a substantial portion of Brocade’s revenues. Recent product introductions include the Brocade DCX™ Backbone, the first in a new class of high-performance data center networking products designed to address the demanding requirements of the evolving data center. Recent product introductions by Foundry include the FastIron WS compact edge switch, a solution for secure and unified campus-wide convergence and the NetIron CES 2000 Series, a compact one rack unit edge/aggregation switch. Brocade also announced its new host bus adapters, or HBA, product offerings in the Server Connectivity market in fiscal year 2008. Market adoption of Brocade’s HBA product offerings is still early in the acceptance process and remains to be determined.
     Developing new offerings requires significant upfront investments that may not result in revenue for an extended period of time, if at all. Brocade must achieve widespread market acceptance of Brocade’s new product and service offerings on a timely basis in order to realize the benefits of Brocade’s investments. The success of Brocade’s product and service offerings depends on numerous factors, including its ability to:
•	Properly define the new products and services;

•	Timely develop and introduce the new products and services;

•	Differentiate Brocade’s new products and services from its competitors’ technology and product offerings;

•	Address the complexities of interoperability of Brocade’s products with its installed base, OEM partners’ server and storage products and its competitors’ products; and

•	Maintain high levels of product quality and reliability.
     Various factors impacting market acceptance are outside of Brocade’s control, including the following:
•	The availability and price of competing products and alternative technologies;

•	The cost of certain product subcomponents, which could reduce Brocade’s gross margins;

•	Product qualification requirements by Brocade’s OEM partners, which can cause delays in the market acceptance;

•	The timing of the adoption of new industry standards relative to Brocade’s development of new technology and products;

•	The ability of its OEM partners to successfully distribute, support and provide training for its products; and

•	Customer acceptance of the combined company’s products.
     If Brocade is not able to successfully develop and market new and enhanced products and services on a timely basis, its business and results of operations will likely be harmed.
The combined company has high concentration of customers, including a limited number of OEM partners, which it relies on for a substantial portion of its revenues. The loss of any of these customers or OEM partners or a decrease in their purchases could significantly reduce Brocade’s revenues and negatively affect Brocade’s financial results.
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
     The loss of continued orders from any of the combined company’s more significant customers, such as the United States government or individual agencies within the United States government, or companies within the financial services sector, could also cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products. In addition, a change in the mix of our customers, or a change in the mix of direct and indirect sales, could adversely affect our revenue and gross margins.

Brocade’s failure to successfully manage the transition between its new products and its older products may adversely affect Brocade’s financial results.
     As Brocade introduces new or enhanced products, Brocade must successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. When Brocade introduces new or enhanced products, such as new products based on the recently introduced 8 Gigabit Fibre Channel or 20 Gigabit Ethernet technology, Brocade faces numerous risks relating to product transitions, including the inability to accurately forecast demand, address new or higher product cost structures, and manage different sales and support requirements due to the type or complexity of the new products. In addition, any customer uncertainty regarding the timeline for rolling out new products or Brocade’s plans for future support of existing products, may negatively impact customer purchase decisions.
Brocade may be subject to intellectual property infringement claims and litigation that are costly to defend and could limit its ability to use certain technologies in the future. Additionally, we may be found to infringe on intellectual property rights of others.
     Companies in the data and networking industry in which Brocade competes are frequently subject to claims and related litigation regarding patent and other intellectual property rights. Some companies claim extensive patent portfolios that may apply to the networking industry. As a result of the existence of a large number of patents and the rate of issuance of new patents in the networking industry, it is practically impossible for a company to determine in advance whether a product or any of its components may infringe upon intellectual property rights that may be claimed by others. From time to time, third-parties have asserted patent, copyright and trademark rights to technologies and standards that are important to us. Additionally, third-parties may in the future assert claims or initiate litigation against Brocade or its manufacturers, suppliers or customers alleging infringement of their intellectual property rights with respect to Brocade’s existing or future products. Foundry has in the past incurred, and the combined company may in the future incur, substantial expenses in defending against such third-party claims. Brocade has in the past been involved in intellectual property-related disputes, including lawsuits with Vixel Corporation and Raytheon Company. Brocade may also inherit intellectual property-related disputes from acquisitions of other companies, products or technologies. In addition, Brocade may be subject to indemnification obligations with respect to infringement of third-party intellectual property rights pursuant to Brocade’s agreements with OEM partners or customers. In the event of a determination adverse to Brocade, it could incur substantial monetary liability and be required to change its business practices. Either of these could have a material adverse effect on Brocade’s financial position, results of operations, or cash flows.
     A number of companies have developed a licensing program in an attempt to realize revenue from their patent portfolios. Some of these companies have contacted Brocade regarding a license. Brocade carefully reviews all license requests, but has been unwilling to license technology that it believes is not required for its product portfolio. However, any asserted license demand can require considerable effort and expense to review and respond. Moreover, a refusal by Brocade to a license request could result in threats of litigation or actual litigation, which, if or when initiated, could harm Brocade’s business.
     Brocade relies on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights in these proprietary technologies. Although Brocade has patent applications pending, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect our technology.
     Brocade is a party to lawsuits in the normal course of its business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to the allegations has been, and probably will continue to be, expensive and time-consuming for Brocade. Unfavorable outcomes from these claims and/or lawsuits could adversely affect Brocade’s business, results of operations, or financial condition.
Failure to manage expansion effectively could seriously harm Brocade’s business, financial condition and prospects.
     Brocade continues to increase the scope of its operations domestically and internationally as a result of its expanded product and service offerings and acquisitions of other companies or businesses. In the first fiscal quarter of 2009, Brocade reorganized its management structure to provide more dedicated focus on the Company’s growth opportunities, as well as allow the Company to more easily accommodate and assimilate future acquisitions and new business initiatives. The new structure is organized around four distinct business units, each with its own general manager. Brocade’s ability to successfully implement its business plan, develop and offer products, and manage expansion in a rapidly evolving market requires a comprehensive and effective planning and management process. Moreover, Brocade’s growth in business and relationships with customers and other third-parties has placed, and will continue to place, a significant strain on management systems, employees, resources, intercompany communications and coordination, and may lead to increased costs. Failure to maintain and continue to improve upon Brocade’s operational, managerial and financial controls, reporting systems, processes and procedures and/or Brocade’s failure to continue to expand, train and manage its workforce worldwide, or control increased costs of its efforts to manage expansion could seriously harm Brocade’s business and financial results. In November 2008, Brocade restructured one of its four previous business units dedicated to the File Management market and therefore any anticipated revenues or financial results may be adversely affected. In addition, Brocade recently opened a new manufacturing facility in Eastern Europe. The anticipated benefits of this new facility may not be realized, and Brocade may not recover the costs of this new facility if the growth in Brocade’s products, sales and marketing falls below its expectations.
The failure to accurately forecast demand for Brocade’s products or the failure to successfully manage the production of Brocade’s products could negatively affect the supply of key components for Brocade’s products and Brocade’s ability to manufacture and sell Brocade’s products.
     Brocade provides product forecasts to its contract manufacturers and places purchase orders with them in advance of the scheduled delivery of products to Brocade’s customers. Moreover, in preparing sales and demand forecasts, Brocade relies largely on input from its OEM partners while Foundry historically relied on input from its resellers and end-user customers. Therefore, if Brocade or its OEM partners are unable to accurately forecast demand, or if Brocade fails to effectively communicate with its distribution partners about end-user demand or other time-sensitive information, the sales and demand forecasts may not reflect the most accurate, up-to-date information. If these forecasts are inaccurate, Brocade may be unable to obtain adequate manufacturing capacity from its contract manufacturers to meet customers’ delivery requirements or Brocade may accumulate excess inventories. Furthermore, Brocade may not be able to identify forecast discrepancies until late in its fiscal quarter. Consequently, Brocade may not be able to make adjustments to its business model. If Brocade is unable to obtain adequate manufacturing capacity from its contract manufacturers, if Brocade accumulates excess inventories, or if Brocade is unable to make necessary adjustments to Brocade’s business model, revenue may be delayed or even lost to Brocade’s competitors and Brocade’s business and financial results may be harmed. In addition, Brocade may experience higher fixed costs as it expands its contract manufacturer capabilities and thus be less able to react quickly if demand suddenly decreases.
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
     Foundry had experienced delays in product shipments from its contract manufacturers and OEMs, which in turn delayed product shipments to its customers. In addition, certain of Brocade’s Foundry product families require a long manufacturing lead-time, which may result in delayed shipments. Brocade may in the future experience similar delays or other problems, such as inferior quality, insufficient quantity of product, or acquisition by a competitor or business failure of any of our OEMs, any of which could harm Brocade’s business and operating results.
Brocade may not realize the anticipated benefits of past or future acquisitions and strategic investments, and integration of acquired companies or technologies may negatively impact Brocade’s business.
     Brocade has in the past acquired, or made strategic investments in, other companies, products or technologies, and Brocade expects to make additional acquisitions and strategic investments in the future. Examples of recent acquisitions include Foundry in December 2008, Strategic Business Systems, Inc. in March 2008, McDATA Corporation in January 2007 and NuView, Inc. in March

2006. In addition to the risks related to the acquisition of Foundry that are described above, Brocade may not realize the anticipated benefits of the acquisition of Foundry or any other acquisitions or strategic investments, which involve numerous risks, including:
•	Difficulties in successfully integrating the acquired businesses;

•	Revenue attrition in excess of anticipated levels if existing customers alter or reduce their historical buying patterns;

•	Unanticipated costs, litigation and other contingent liabilities;

•	Diversion of management’s attention from Brocade’s daily operations and business;

•	Adverse effects on existing business relationships with suppliers and customers;

•	Risks associated with entering into markets in which Brocade has limited or no prior experience;

•	Potential loss of key employees;

•	Inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	Failure to successfully manage additional remote locations, including the additional infrastructure and resources necessary to support and integrate such locations;

•	Assumption or incurrence of debt and contingent liabilities and related obligations to service such liabilities and Brocade’s ability to satisfy financial and other negative operating covenants;

•	Additional costs such as increased costs of manufacturing and service costs, costs associated with excess or obsolete inventory, costs of employee redeployment, relocation and retention, including salary increases or bonuses, accelerated amortization of deferred equity compensation and severance payments, reorganization or closure of facilities, taxes, advisor and professional fees, and termination of contracts that provide redundant or conflicting services;

•	Incurrence of significant exit charges if products acquired in business combinations are unsuccessful;

•	Incurrence of acquisition-related costs or amortization costs for acquired intangible assets that could impact Brocade’s operating results;

•	Potential write-down of goodwill and/or acquired intangible assets, which are subject to impairment testing on an annual basis, and could significantly impact Brocade’s operating results; and

•	Dilution of the percentage of Brocade’s stockholders to the extent equity is used as consideration or option plans are assumed, such as in the case of the Foundry acquisition, in which approximately 125.1 million additional shares of Brocade common stock became issuable in connection with the assumption or substitution of Foundry equity awards.
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
     The average selling price for Brocade’s products has declined in the past and Brocade expects it to continue to decline in the future as a result of changes in product mix, competitive pricing pressure, increased sales discounts, new product introductions by Brocade or Brocade’s competitors, the entrance of new competitors and other factors. Price declines may increase as competitors ramp up product releases that compete with Brocade’s products. Furthermore, as a result of cautious capital spending in the technology sector, coupled with broader macro-economic factors, both we and our competitors may pursue more aggressive pricing strategies in an effort to maintain sales levels. If Brocade is unable to offset any negative impact that changes in product mix, competitive pricing pressures, increased sales discounts, enhanced marketing programs, new product introductions by Brocade or Brocade’s competitors, or other factors may have on it by increasing the volume of products shipped or reducing product manufacturing cost, Brocade’s total revenues and gross margins will be negatively impacted.

     In addition, to maintain Brocade’s gross margins, Brocade must maintain or increase the number of products shipped, develop and introduce new products and product enhancements, and continue to reduce the manufacturing cost of Brocade’s products. While Brocade has successfully reduced the cost of manufacturing Brocade’s products in the past, Brocade may not be able to continue to reduce cost of production at historical rates. Moreover, most of Brocade’s expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, Brocade may not be able to decrease its spending quickly enough or in sufficient amounts to offset any unexpected shortfall in revenues. If this occurs, Brocade could incur losses and Brocade’s operating results and gross margins could be below expectations. Additionally, Brocade’s gross margins may be negatively affected by fluctuations in manufacturing volumes, component costs, the mix of product configurations sold and the mix of distribution channels through which its products are sold. For example, Foundry generally realized higher gross margins on direct sales to an end user than on sales through its resellers or to its OEMs. As a result, any significant shift in revenue through Foundry’s resellers or to OEMs could harm our gross margins. In addition, if product or related warranty costs associated with Brocade’s products are greater than we have experienced, Brocade’s gross margins may also be adversely affected. Finally, increased costs resulting from higher than anticipated oil prices and the volatility of the value of the U.S. dollar may affect the costs of components used in Brocade’s products and negatively affect Brocade’s gross margins.
Brocade is dependent on sole source and limited source suppliers for certain key components, the loss of which may significantly impact results of operations.
     Brocade purchases certain key components used in the manufacture of its products from single or limited sources. Brocade purchases specific ASICs from a single source, and Brocade purchases microprocessors, certain connectors, small form-factor pluggable transceivers, logic chips, power supplies and programmable logic devices from limited sources. Our principal limited or sole-sourced components for our classic Foundry products include high-speed dynamic and static random access memories, commonly known as DRAMs and SRAMs, ASICs, printed circuit boards, optical components, packet processors, switching fabrics, microprocessors and power supplies. Proprietary ASICs used in the manufacture of our products are purchased from sole sources and may not be readily available from other suppliers as the development period required to fabricate these ASICs can be lengthy. In addition, more recent Foundry product families integrate customizable network processors from sole source suppliers such as Marvell Technology Group Ltd. We acquire these components through purchase orders and have no long-term commitments regarding supply or pricing from these suppliers. From time to time, Brocade’s Foundry product families had experienced shortages in allocations of components, resulting in delays in filling orders. Brocade may encounter shortages and delays in obtaining components in the future, which could impede Brocade’s ability to meet customer orders. Brocade’s proprietary ASICs, which provide key functionality in certain Foundry products, are fabricated in foundries operated by, or subcontracted by, Texas Instruments Inc., Fujitsu Ltd., and Broadcom Corp. An alternative supply for these ASICs would require an extensive development period. Brocade also licenses certain third-party software that is incorporated into Brocade’s operating system software and other software products. If Brocade is unable to obtain these and other components when required or if Brocade experiences significant component defects, Brocade may not be able to deliver Brocade’s products to Brocade’s customers in a timely manner. As a result, Brocade’s business and financial results could be harmed.
     We depend on anticipated product orders to determine our material requirements. Lead-times for limited-sourced materials and components for Brocade’s Foundry product families can be as long as six months, vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead-times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements. If orders do not match forecasts, or if we do not manage inventory effectively, we may have either excess or insufficient inventory of materials and components, which could negatively affect our operating results and financial condition.
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
     Brocade’s recent purchase of real estate in San Jose, California and its commitment to build a new campus of several buildings on that real estate constitute a substantial investment. Brocade may not realize the anticipated benefits with respect to the purchase and development of such property. Brocade is devoting significant capital resources to developing the campus, which will reduce Brocade’s liquidity and financial flexibility. Additionally, the development, construction and maintenance of the new campus may result in unexpected costs or delays, which could negatively impact its financial position. Moreover, any delays in the development or construction of the new campus could also suspend Brocade’s ability to move into the new campus on a timely basis and, as a result, disrupt Brocade’s business.
Certain former officers and directors of Brocade are subject to ongoing actions by the SEC, the Department of Justice (“DOJ”), the Company and others, which have required, and may continue to require, a significant amount of legal expense pursuant to indemnification obligations of Brocade, which could adversely affect Brocade’s results of operations and cash flows.
     The SEC, DOJ and various other third-parties are continuing to investigate and pursue actions against certain former executive officers of Brocade in connection with Brocade’s historical stock option granting practices and other related matters. In addition, in August 2008, the Special Litigation Committee of Brocade’s Board of Directors filed a complaint against certain former officers and directors on behalf of Brocade, asserting claims arising from Brocade’s 2005 internal reviews and restatements relating to historical stock option granting practices and other related matters. While those actions are targeted against certain former officers and directors and not Brocade, Brocade has certain indemnification obligations to such former officers and directors for, among other things, the advancement of legal expenses incurred in connection with such actions, which have required, and may continue to require, a significant amount of expense to Brocade. Whether Brocade may be entitled to recoup all or a portion of the expenses advanced by Brocade on behalf of such former officers and directors or recover any losses resulting from certain actions of such former officers and directors is complex and may be affected by, among other things, various state laws, the interpretation of indemnification agreements and the collectability of any such amounts.
If Brocade loses key personnel or is unable to hire additional qualified personnel, Brocade’s business may be harmed.
     Brocade’s success depends, to a significant degree, upon the continued contributions of key management, engineering, sales and other personnel, many of whom would be difficult to replace. Brocade believes its future success will also depend, in large part, upon Brocade’s ability to attract and retain highly skilled managerial, engineering, sales and other personnel, and on the ability of management to operate effectively, both individually and as a group, in geographically disparate locations. There is only a limited number of qualified personnel in the applicable market and competition for such employees is fierce. In the past, Brocade has experienced difficulty in hiring qualified personnel in areas such as application-specific integrated circuits, software, system and test, sales, marketing, service, key management and customer support. In addition, declines in Brocade’s stock price resulting in “underwater” stock options held by our employees as well as Brocade’s past reductions in force could potentially make attracting and retaining qualified employees more difficult in the future. In addition, Brocade’s fluctuating stock price has resulted in a certain number of “underwater options” held by Brocade employees. Such underwater options may decrease Brocade’s ability to incentivize or retain qualified personnel. Brocade’s ability to retain qualified personnel may also be affected by future and recent acquisitions, such as the acquisition of Foundry, which may cause uncertainty and loss of key personnel. The loss of the services of any of Brocade’s key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of Brocade’s products or services, and negatively affect Brocade’s ability to sell its products or services.
     In addition, companies in the computer storage, networking and server industries whose employees accept positions with competitors may claim that their competitors have engaged in unfair hiring practices or that there will be inappropriate disclosure of confidential or proprietary information. Brocade may be subject to such claims in the future as Brocade seeks to hire additional qualified personnel. Such claims could result in material litigation. As a result, Brocade could incur substantial costs in defending against these claims, regardless of their merits, and be subject to additional restrictions if any such litigation is resolved against Brocade.
We have recorded long-lived assets, and our results of operations would be adversely affected if their value becomes impaired.
     Brocade carries a substantial amount of acquired intangible assets and goodwill on its balance sheet. If we complete additional acquisitions in the future, our acquired intangible asset amortization expenses could further increase, and we may be required to record additional amounts of goodwill. In addition, we have made investments in certain private companies which could become impaired if the operating results of those companies change adversely. We evaluate our long-lived assets, including acquired intangible assets, goodwill and investments in private companies for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows.
     In the future, if we make a determination that our long-lived assets are impaired, we will have to recognize charges for the impairment. We cannot be sure that we will not be required to record long-lived asset impairment charges in the future. Our determination of fair value of long-lived assets relies on management’s assumptions of our future revenues, operating costs, and other relevant factors. If management’s estimates of future operating results change or if there are changes to other assumptions such as the discount rate applied to future cash flows, the estimate of the fair value of our reporting units could change significantly, which could result in goodwill impairment charges.
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
     Many of Brocade’s OEM partners experience uneven sales patterns in their businesses due to the cyclical nature of information technology spending. For example, some of Brocade’s partners close a disproportionate percentage of their sales transactions in the last month, weeks and days of each fiscal quarter, and other partners experience spikes in sales during the fourth calendar quarter of each year. Because the majority of Brocade’s sales are derived from a small number of OEM partners, when they experience seasonality, Brocade typically experiences similar seasonality. Historically, Brocade’s first and fourth fiscal quarters are seasonally stronger quarters than its second and third fiscal quarters. These OEM partners make decisions to purchase inventory based on a variety of factors, including their product qualification cycles and their expectations of end customer demand, which may be affected by seasonality and their internal supply management objectives. Others require that Brocade maintain inventories of Brocade’s products in hubs adjacent to their manufacturing facilities and purchase Brocade’s products only as necessary to fulfill immediate customer demand. In addition, Brocade has experienced quarters where uneven sales patterns of Brocade’s OEM partners have resulted in a significant portion of Brocade’s revenue occurring in the last month of Brocade’s fiscal quarter. Foundry typically experienced significantly higher levels of sales towards the end of a period as a result of customers submitting their orders late in the period or as a result of manufacturing issues or component shortages which may delay shipments. Such non-linearity in shipments can increase costs, as irregular shipment patterns result in periods of underutilized capacity and additional costs associated with higher inventory levels and inventory planning. Furthermore, orders received towards the end of the period may not ship within the period due to our manufacturing lead times. This exposes Brocade to additional inventory risk as it has to order products in anticipation of expected future orders and additional sales risk if Brocade is unable to fulfill unanticipated demand. Brocade is not able to predict the degree to which the seasonality and uneven sales patterns of Brocade’s OEM partners or other customers will affect Brocade’s business in the future, particularly as Brocade releases new products.
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
     Brocade’s quarterly and annual revenues and operating results may vary significantly in the future due to a number of factors, any of which may cause Brocade’s stock price to fluctuate. Factors that may affect the predictability of Brocade’s annual and quarterly results include, but are not limited to, the following:
•	Disruptions or a continued decline in general economic conditions, particularly in the information technology industry;

•	Announcements of pending or completed acquisitions or other strategic transactions by Brocade or its competitors;

•	Announcements, introductions and transitions of new products by Brocade and its competitors or its OEM partners;

•	The timing of customer orders, product qualifications and product introductions of Brocade’s OEM partners;

•	Seasonal fluctuations;

•	Long and complex sales cycles;

•	Declines in average selling prices for Brocade’s products as a result of competitive pricing pressures or new product introductions by Brocade or its competitors;

•	The emergence of new competitors and new technologies in the storage network and data management markets;

•	Deferrals of customer orders in anticipation of new products, services, or product enhancements introduced by Brocade or its competitors;

•	Brocade’s ability to timely produce products that comply with new environmental restrictions or related requirements of its OEM customers;

•	Brocade’s ability to obtain sufficient supplies of sole- or limited-sourced components, including ASICs, microprocessors, certain connectors, certain logic chips and programmable logic devices;

•	Increases in prices of components used in the manufacture of Brocade’s products;

•	Brocade’s ability to attain and maintain production volumes and quality levels;

•	Variations in the mix of Brocade’s products sold and the mix of distribution channels and geographies through which they are sold;

•	Pending or threatened litigation;

•	Stock-based compensation expense that is affected by Brocade’s stock price;

•	New legislation and regulatory developments; and

•	Other risk factors detailed in this section.
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
     Networking products frequently contain undetected software or hardware errors, or bugs, when first introduced or as new versions are released. Brocade’s products are becoming increasingly complex and, particularly as Brocade continues to expand Brocade’s product portfolio to include software-centric products, including software licensed from third-parties, errors may be found from time to time in Brocade’s products. In addition, through its acquisitions, Brocade has assumed, and may in the future assume, products previously developed by an acquired company that may not have been through the same product development, testing and quality control processes typically used for products developed internally by Brocade, and may have known or undetected errors. Some types of errors also may not be detected until the product is installed in a heavy production or user environment. In addition, Brocade’s products are often combined with other products, including software, from other vendors, and these products often need to interface with existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause Brocade to incur significant warranty and repair costs, divert the attention of engineering personnel from product development efforts, and cause significant customer relations problems. Moreover, the occurrence of hardware and software errors, whether caused by another vendor’s storage or Ethernet network and data management products or Brocade’s, could delay market acceptance of Brocade’s new products.
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
     A significant portion of Brocade’s sales occur in international jurisdictions and Brocade’s contract manufacturer has significant operations in China. Brocade plans to continue to expand its international operations and sales activities in addition to the establishment of its new limited manufacturing facility in Eastern Europe. Foundry’s international sales have primarily depended on its resellers, including Pan Dacom GmbH in Europe, Stark Technology in Taiwan, and Samsung Corporation in Korea. The failure of Foundry’s international resellers to sell our products could limit our ability to sustain and grow our revenue. Expansion of international operations will involve inherent risks that Brocade may not be able to control, including:
•	Supporting multiple languages;

•	Recruiting sales and technical support personnel with the skills to design, manufacture, sell and support Brocade’s products;

•	Complying with governmental regulation of encryption technology and regulation of imports and exports, including obtaining required import or export approval for our products;

•	Increased complexity and costs of managing international operations;

•	Increased exposure to foreign currency exchange rate fluctuations;

•	Commercial laws and business practices that favor local competition;

•	Multiple, potentially conflicting, and changing governmental laws, regulations and practices, including differing export, import, tax, labor, anti-bribery and employment laws;

•	Longer sales cycles and manufacturing lead times;

•	Difficulties in collecting accounts receivable;

•	Reduced or limited protection of intellectual property rights;

•	Managing a development team in geographically disparate locations, including China and India; and

•	More complicated logistics and distribution arrangements.
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
     Brocade’s operations and the operations of its suppliers, contract manufacturers and customers are vulnerable to interruptions by fire, earthquake, hurricane, power loss, telecommunications failure and other events beyond Brocade’s control. For example, a substantial portion of Brocade’s facilities, including its corporate headquarters, is located near major earthquake faults. We do not have multiple site capacity for all of our services in the event of any such occurrence. In the event of a major earthquake, Brocade could experience business interruption, destruction of facilities and loss of life. Brocade does not carry earthquake insurance and has not set aside funds or reserves to cover such potential earthquake-related losses. In addition, Brocade’s contract manufacturer has a major facility located in an area that is subject to hurricanes. In the event that a material business interruption occurs that affects Brocade, its suppliers, contract manufacturers or customers, shipments could be delayed and Brocade’s business and financial results could be harmed. Despite our implementation of network security measures, our servers may be vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. We may not carry sufficient insurance to compensate us for losses that may occur as a result of any of these events.
Brocade’s business is subject to increasingly complex corporate governance, public disclosure, accounting and tax requirements that have increased both its costs and the risk of noncompliance.
     Brocade is subject to changing rules and regulations of federal and state government as well as the stock exchange on which Brocade’s common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC, the IRS and NASDAQ, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Brocade is also subject to various rules and regulations of certain foreign jurisdictions, including applicable tax regulations. Brocade’s efforts to comply with these requirements have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
     Brocade is subject to periodic audits or other reviews by such governmental agencies. For example, in November 2005, Brocade was notified by the IRS that Brocade’s domestic federal income tax return for the year ended October 25, 2003 was subject to audit. In addition, in August 2008, the IRS commenced examination of the income tax returns for the three tax years ended 2004 through 2006. In May 2006, the Franchise Tax Board notified Brocade that its California income tax returns for the years ended October 25, 2003 and October 30, 2004 were subject to audit. In February 2009, the IRS commenced an examination of Foundry’s federal income tax returns for the years ended December 31, 2006 and 2007. All these examination cycles remain open as of January 24, 2009. The SEC also periodically reviews Brocade’s public company filings. Any such examination or review frequently requires management’s time and diversion of internal resources and, in the event of an unfavorable outcome, may result in additional liabilities or adjustments to Brocade’s historical financial results.
     In May 2008, the IRS completed its field examination of Brocade’s federal income tax return for the year ended October 25, 2003 and issued a Revenue Agent’s Report. The IRS’ proposed adjustment was offset by approximately $306.0 million of Brocade’s net operating loss carryforwards which resulted in a tax assessment of approximately $6.4 million, excluding penalties and interest. The IRS is contesting Brocade’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries. The IRS may make similar claims against Brocade’s transfer pricing arrangements in future examinations. In June 2008, Brocade filed a protest with the Appeals Office of the IRS to seek resolution of the issues. Audits by the IRS are subject to inherent uncertainties and an unfavorable outcome could occur, such as fines or penalties. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on Brocade’s results of operations for that period or future periods. The expense of defending and resolving such an audit may be significant. The amount of time to resolve an audit is unpredictable and defending Brocade may divert management’s attention from the day-to-day operations of Brocade’s business, which could adversely affect Brocade’s business.
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
     Certain provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with Brocade and Brocade’s agreements with certain of Brocade’s customers require that Brocade give prior notice of a change of control and grant certain manufacturing rights following a change of control. Brocade’s various anti-takeover provisions could prevent or delay a change in control of Brocade, which could hinder stockholders’ ability to receive a premium for Brocade’s stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no unregistered sales of equity securities during the three months ended January 24, 2009.
Issuer Purchases of Equity Securities
     The following table summarizes share repurchase activity for the three months ended January 24, 2009 (in thousands, except per share amounts):

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased (1)	per Share (1)	Program (2)	the Program(2)
October 26, 2008 — November 22, 2008	—	$—	—	$414,140
November 23, 2008 — December 20, 2008	—	$—	—	$414,140
December 21, 2008 — January 24, 2009	—	$—	—	$414,140

Total	—	$—	—	$414,140

(1)	The total number of shares repurchased includes those shares of Brocade common stock that employees deliver back to Brocade to satisfy tax-withholding obligations that arise upon the vesting of restricted stock or upon termination of the employee and the forfeiture of restricted awards.

(2)	As of November 29, 2007, the Company’s Board of Directors authorized a total of $800.0 million for the repurchase of the Company’s common stock. Purchases were made, from time to time, in the open market or by privately negotiated transactions and were funded from available working capital. The number of shares purchased and the timing of purchases were based on the level of the Company’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities. During the third fiscal quarter of 2008, the Company suspended its share repurchase program due to the then pending Foundry acquisition. The Company plans to prioritize its use of cash for debt repayment following the close of the Foundry acquisition.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1
Agreement and Plan of Merger dated as of July 21, 2008 among Brocade Communications Systems, Inc., Falcon Acquisition Sub, Inc. and Foundry Networks, Inc. (incorporated by reference to Exhibit 2.1 from Brocade’s Form 8-K filed on July 24, 2008)

2.2
Amendment No. 1 to Agreement and Plan of Merger dated as of November 7, 2008 among Brocade Communications Systems, Inc., Falcon Acquisition Sub, Inc. and Foundry Networks, Inc. (incorporated by reference to Exhibit 2.2 from Brocade’s Form 8-K filed on November 12, 2008)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)
3.2	Amended and Restated Bylaws of the Registrant effective as of February 10, 2009 (incorporated by reference to Exhibit 3.2 from Brocade’s Form 8-K filed on February 10, 2009)
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
4.2
First Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, Brocade, and Wells Fargo Bank, National Association, as successor in interest to Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)

4.3
Second Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, McDATA Services Corporation, a Minnesota corporation f/k/a Computer Network Technology Corporation, Brocade, and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)

4.4
Indenture dated February 7, 2003 by and among McDATA Corporation and Wells Fargo Bank Minnesota National Association (incorporated by reference to Exhibit 4.4 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)

4.5
Indenture dated February 20, 2002 by and among Computer Network Technology Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)

10.1*	Amended and Restated Senior Leadership Plan, dated December 19, 2008 (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on December 23, 2008)
10.2**/***	Amendment Number 1 dated January 9, 2009 to OEM Purchase and License Agreement between EMC Corporation and Brocade
10.3**/***	Amendment Number 36 dated November 1, 2008 to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade
10.4**/***	Amendment Number 2 dated October 29, 2008 to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade
10.5**/***	Amendment Number 13 dated December 16, 2008 to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade
10.6**	Lease Agreement dated September 28, 1999, between Foundry Networks, Inc., and Legacy Partners Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002

Exhibit
Number	Description of Document
10.7**	Sublease Agreement dated March 25, 2005, between Foundry Networks, Inc. and Hyperion Solutions Corporation, for offices located at 4980 Great America Parkway, Santa Clara, CA 95054
10.8**	First Amendment to Lease Agreement between Foundry Networks, Inc. and WIX/NSJ Real Estate Limited Partnership dated February 16, 2000
10.9**	Second Amendment to Lease Agreement between Foundry Networks, Inc. and WIX/NSJ Real Estate Limited Partnership dated July 28, 2005
10.10**	Third Amendment to Lease Amendment between Foundry Networks, Inc. and Bixby Technology Center, LLC dated December 14, 2007
31.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brocade Communications Systems, Inc.
Date: February 24, 2009	By:	/s/ Richard Deranleau
Richard Deranleau
Chief Financial Officer