Form 10-Q
period 2009-05-02
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2009-06-04
CIK 1009626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 2, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number: 000-25601
Brocade Communications Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0409517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1745 Technology Drive
San Jose, CA 95110
(408) 333-8000
(Address, including zip code, of registrant’s
principal executive offices and registrant’s
telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐
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
Yes ☐   No ☑
     The number of shares outstanding of the registrant’s common stock as of May 27, 2009 was 398,314,373 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED MAY 2, 2009

Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, debt repayments or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending litigation, including claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “assumes,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, and the beliefs and assumptions of our management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below under “Part II — Other Information, Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Further, we undertake no obligation to revise or update any forward-looking statements for any reason.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	May 2,	April 26,	May 2,	April 26,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Net revenues
Product	$418,034	$295,584	$780,634	$593,529
Service	88,266	59,311	157,257	109,214

Total net revenues	506,300	354,895	937,891	702,743
Cost of revenues
Product	199,374	116,628	350,565	234,404
Service	47,133	32,814	85,118	66,309

Total cost of revenues	246,507	149,442	435,683	300,713

Gross margin
Product	218,660	178,956	430,069	359,125
Service	41,133	26,497	72,139	42,905

Total gross margin	259,793	205,453	502,208	402,030
Operating expenses:
Research and development	96,295	61,131	164,746	119,336
Sales and marketing	104,898	69,985	178,064	133,160
General and administrative	21,295	13,316	39,683	25,683
Legal fees associated with indemnification obligations and other related costs, net	19,814	4,789	39,113	14,448
Provision for class action lawsuit	—	160,000	—	160,000
Amortization of intangible assets	21,385	7,909	34,614	15,818
Acquisition and integration costs	2,391	—	3,344	—
Restructuring costs and facilities lease benefits, net	2,329	(477)	2,329	(477)
In-process research and development	—	—	26,900	—
Goodwill and acquisition-related intangible assets impairment	53,306	—	53,306	—

Total operating expenses	321,713	316,653	542,099	467,968

Loss from operations	(61,920)	(111,200)	(39,891)	(65,938)
Interest and other income (loss), net	90	7,306	(3,721)	18,791
Interest expense	(26,398)	(1,760)	(47,755)	(3,281)
Gain (loss) on sale of investments, net	341	(4,725)	(523)	(6,949)

Loss before benefit from income taxes	(87,887)	(110,379)	(91,890)	(57,377)
Income tax benefit	(24,769)	(201,757)	(2,741)	(168,600)

Net income (loss)	$(63,118)	$91,378	$(89,149)	$111,223

Net income (loss) per share — basic	$(0.16)	$0.24	$(0.23)	$0.29

Net income (loss) per share — diluted	$(0.16)	$0.23	$(0.23)	$0.28

Shares used in per share calculation — basic	387,143	374,827	381,673	379,010

Shares used in per share calculation — diluted	387,143	393,471	381,673	398,375

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 2,	October 25,
	2009	2008
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$222,626	$453,884
Short-term investments	14,239	152,741

Total cash, cash equivalents and short-term investments	236,865	606,625
Accounts receivable, net of allowances of $10,391 and $5,044 at May 2, 2009 and October 25, 2008, respectively	254,237	158,935
Inventories	65,765	21,362
Deferred tax assets	115,134	104,705
Prepaid expenses and other current assets	61,733	49,931

Total current assets	733,734	941,558
Long-term marketable equity securities	—	177,380
Long-term investments	—	36,120
Restricted cash	—	1,075,079
Property and equipment, net	373,562	313,379
Goodwill	1,693,103	268,977
Intangible assets, net	540,825	220,567
Non-current deferred tax assets	127,002	227,795
Other assets	31,370	37,793

Total assets	$3,499,596	$3,298,648

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$140,498	$167,660
Accrued employee compensation	122,263	107,994
Deferred revenue	185,689	103,372
Current liabilities associated with facilities lease losses	14,017	13,422
Liability associated with class action lawsuit	—	160,000
Revolving credit facility	14,050	—
Current portion of long-term debt	43,601	43,606
Convertible subordinated debt	170,741	—
Other accrued liabilities	92,260	105,804

Total current liabilities	783,119	701,858
Long-term debt, net of current portion	940,365	1,011,399
Non-current convertible subordinated debt	—	169,660
Non-current liabilities associated with facilities lease losses	15,102	15,007
Non-current deferred revenue	58,750	37,869
Non-current income tax liability	92,237	67,497
Other non-current liabilities	10,866	13,118

Total liabilities	1,900,439	2,016,408

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 392,377 and 371,858 shares at May 2, 2009 and October 25, 2008, respectively	392	372
Additional paid-in capital	1,723,249	1,392,927
Accumulated other comprehensive loss	(10,155)	(85,877)
Accumulated deficit	(114,329)	(25,182)

Total stockholders’ equity	1,599,157	1,282,240

Total liabilities and stockholders’ equity	$3,499,596	$3,298,648

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	May 2,	April 26,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(89,149)	$111,223
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Release of valuation allowance	—	(185,176)
Excess tax benefit from employee stock plans	986	1,084
Depreciation and amortization	94,131	59,524
Loss on disposal of property and equipment	1,150	1,196
Amortization of debt issuance costs	6,699	—
Net losses on investments and marketable equity securities	518	6,447
Provision for doubtful accounts receivable and sales allowances	5,350	3,309
Non-cash compensation expense	58,192	19,647
Non-cash facilities lease benefit	(339)	(477)
Capitalization of interest cost	(4,044)	—
Asset impairment charge	53,306	—
In-process research and development	26,900	—
Changes in assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(24,053)	11,586
Inventories	33,806	5,599
Prepaid expenses and other assets	21,208	(21,968)
Deferred tax assets	651	265
Accounts payable	(48,637)	(16,792)
Accrued employee compensation	(40,319)	2,597
Deferred revenue	35,448	9,988
Other accrued liabilities	(23,200)	35,063
Liabilities associated with facilities lease losses	(5,025)	(4,841)
Liability associated with class action lawsuit	(160,000)	160,000

Net cash provided by (used in) operating activities	(56,421)	198,274

Cash flows from investing activities:
Purchases of short-term investments	(55)	(101,575)
Purchases of long-term investments	—	(37,731)
Proceeds from maturities and sale of short-term investments	146,465	298,446
Proceeds from maturities and sale of long-term investments	30,173	22,483
Proceeds from sale of marketable equity securities and equity investments	—	9,926
Purchases of property and equipment	(73,452)	(31,251)
Decrease in restricted cash	1,075,079	—
Net cash paid in connection with acquisitions	(1,297,482)	(43,554)

Net cash provided by (used in) investing activities	(119,272)	116,744

Cash flows from financing activities:
Payment of senior underwriting fees related to the term loan	(30,525)	—
Payment of principal related to the term loan	(75,000)	—
Common stock repurchases	—	(130,181)
Proceeds from issuance of common stock, net	37,186	14,699
Proceeds from revolving credit facility	14,050	—
Excess tax benefit from employee stock plans	(986)	(1,084)

Net cash used in financing activities	(55,275)	(116,566)

Effect of exchange rate fluctuations on cash and cash equivalents	(290)	(674)

Net increase (decrease) in cash and cash equivalents	(231,258)	197,778
Cash and cash equivalents, beginning of period	453,884	315,755

Cash and cash equivalents, end of period	$222,626	$513,533

Supplemental schedule of non-cash investing activities:
Fair value of stock options and unvested awards assumed in exchange for acquired Foundry assets	$255,596	$—

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
     As a result of the acquisition of Foundry Networks, Inc. (“Foundry”) in the first fiscal quarter of 2009, Brocade reorganized its four operating segments. The objective of this new organization is to enable the Company to more effectively focus on growth opportunities, while being well-positioned to more rapidly scale and accommodate new business opportunities, including potential future acquisitions. The four operating segments are as follows:
•	The Data Storage (“Data Storage”) operating segment encompasses the Storage Area Network (“SAN”) business, which includes infrastructure products and solutions including directors, switches, routers, fabric-based software applications, distance/extension products, as well as management applications and utilities to centralize data management. Data Storage also includes the server portfolio, which is comprised of host bus adapters (“HBAs”), converged network adapters (“CNAs”), Mezzanine cards, as well as the SAN switch modules for bladed servers and embedded switches for blade servers. Prior to fiscal year 2009, the SAN business was referred to as Data Center Infrastructure (“DCI”). In addition, prior to fiscal year 2009, the server portfolio that is now included in Data Storage was referred to as Server Edge and Storage (“SES”).

•	The IP Layer 2-3 operating segment includes Layer 2-3 switches and routers which enable efficient use of bandwidth-intensive network business applications and digital entertainment on both local area networks (“LANs”) and wide area networks (“WANs”).

•	The Application Delivery Controller (“ADC”) operating segment includes Layer 4–7 switches which allow enterprises and service providers to build highly available network infrastructures that efficiently direct the flow of traffic. ADC also includes the File Area Network solutions (“Files”) (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements).

•	The Global Services (“Global Services”) operating segment includes consulting and support services that assist customers in designing, implementing, deploying and managing advanced networking solutions, as well as post-contract customer support (“PCS”). Prior to fiscal year 2009, the Global Services operating segment was referred to as Services, Support and Solutions (“S3”).
     Brocade products and services are marketed, sold and supported worldwide to end-user customers through distribution partners, including original equipment manufacturers (“OEMs”), distributors, systems integrators, value-added resellers and by the Brocade direct sales force.
2. Summary of Significant Accounting Policies
Basis of Presentation
     Brocade has prepared the accompanying financial data as of May 2, 2009, and for the three and six months ended May 2, 2009 and April 26, 2008, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 25, 2008 Condensed Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2008.
     In the opinion of management, all adjustments (which include only normal recurring adjustments, except as otherwise indicated) necessary to present a fair statement of financial position as of May 2, 2009, results of operations for the three and six months ended May 2, 2009 and April 26, 2008, and cash flows for the six months ended May 2, 2009 and April 26, 2008 have been made. The results of operations for the three and six months ended May 2, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Fiscal Year
     The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Fiscal year 2009 is a 53-week fiscal year and fiscal year 2008 is a 52-week fiscal year. The second quarter of fiscal year 2009 consists of 14 weeks, which is one week longer than a typical quarter. The Company’s next 14-week quarter will be in the second quarter of fiscal year 2014.
Computation of Net Income (Loss) per Share
     Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed using the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period that have a dilutive effect on earnings per share. Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock units and awards, assumed issuance of stock under the employee stock purchase plan using the treasury stock method, and the assumed conversion of outstanding convertible subordinated debt using the if-converted method. In a net loss position, diluted net loss per share is computed using only the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, as any additional common shares would be antidilutive.
Fair Value Measurements
     The Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), effective at the beginning of fiscal year 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities until the beginning of fiscal year 2010, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently assessing the impact that the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities may have on its financial position and results of operations.
     Upon its adoption of SFAS 157, the Company applied the disclosure requirements related to financial assets and financial liabilities. The adoption of SFAS 157 for financial assets and financial liabilities was prospective and did not have a material impact on the Company’s results of operations or the fair values of its financial assets and financial liabilities (see Note 7, “Fair Value Measurements,” of the Notes to Condensed Consolidated Financial Statements). In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating the fair value of assets and liabilities when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and will be adopted by the Company in the third quarter of fiscal year 2009. The adoption of FSP 157-4 is not expected to have a significant impact on its financial position and results of operations.
     The Company adopted the provisions of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), effective at the beginning of fiscal year 2009. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upon its adoption of SFAS 159, the Company did not elect the fair value option for any eligible financial instruments.
Derivative Instruments and Hedging Activities
     The Company adopted the provisions of Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), effective at the beginning of the second quarter of fiscal year 2009. SFAS 161 expands financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations, and cash flows. SFAS 161 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Because SFAS 161 only requires additional disclosure, the adoption of SFAS 161 did not impact the Company’s financial position, results of operations, and cash flows (see Note 11, “Derivative Instruments and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements).
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
Concentrations
     A majority of the Company’s trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of May 2, 2009, two customers accounted for 14% and 11%, respectively, of total accounts receivable. As of October 25, 2008, three customers accounted for 30%, 17% and 14%, respectively, of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances, and other allowances. While the Company has not experienced material credit losses in any of the periods presented, there can be no assurance that the Company will not experience material credit losses in the future, particularly in light of the current economic environment.
     For the three months ended May 2, 2009 and April 26, 2008, three customers each represented ten percent or more of the Company’s total net revenues for a combined total of 43% and 65% of total net revenues, respectively. The Company’s future success depends upon the buying patterns of significant customers, such as companies within the financial services sector, the U.S. government or individual agencies within the U.S. government, their response to current and future IT investment trends and the continued demand by such customers for the Company’s products. Delays in or a reduction in information technology spending, domestically and/or internationally, could harm the Company’s business, results of operations and financial condition in a number of ways, including longer sales cycles, increased inventory provisions, increased production costs, lowered prices for Brocade’s products and reduced sales volumes. In addition, the loss of any one significant OEM partner, or a decrease in the level of sales to any one significant OEM partner, or unsuccessful quarterly negotiation on key terms, conditions or timing of purchase orders placed during a quarter, would likely cause serious harm to Brocade’s business and financial results.
     The Company currently relies on single and limited sources for multiple key components used in the manufacture of its products. Additionally, the Company relies on multiple contract manufacturers for the production of its products. The inability of any single or limited source supplier to fulfill supply, or the inability of a contract manufacturer to fulfill production requirements, could have a material adverse effect on the Company’s future operating results. Further, if the Company’s suppliers face challenges in obtaining credit or otherwise for operating their businesses, they may become unable to continue to offer the materials the Company uses to manufacture its products.

Revenue Recognition
     Product revenue. Certain of the Company’s products are integrated with software that is essential to the functionality of the equipment. Additionally, the Company provides unspecified software upgrades and enhancements related to the equipment through its maintenance contracts for most of its products. Accordingly, the Company accounts for revenue from these products in accordance with Statement of Position 97-2, “Software Revenue Recognition,” as amended (“SOP 97-2”), and all related interpretations. For sales of products where software is incidental to the equipment, including products acquired from Foundry, the Company applies the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), and all related interpretations. Product revenue is generally recognized when all of the following criteria have been met:
•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred;

•	The fee is fixed or determinable; and

•	Collection is probable.
     Products related to the Company’s acquisition of Foundry are generally accounted for under SAB 104. As the Company introduces products based on Foundry’s technology which are determined to include software that is essential to the functionality of the equipment, then such new products will be accounted for using SOP 97-2 and all related interpretations.
     For newly introduced SAN products, many of the Company’s large OEM customers require a product qualification period during which the Company’s products are tested and approved by the OEM customers for sale to their customers. Revenue recognition and related cost are deferred for shipments to new OEM customers and for shipments of newly introduced products to existing OEM customers until satisfactory evidence of completion of the product qualification has been received from the OEM customer. In addition, revenue from sales to the Company’s master reseller customers is recognized in the same period in which the product is actually sold by the master reseller (sell-through).
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
     Customer support services are offered under renewable, fee-based contracts which provide customers with hardware repair and replacement parts, access to technical assistance, and unspecified software updates and upgrades on a when-and-if available basis. Revenue from customer support services contracts is deferred and recognized ratably over the contractual support period, in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” (“FTB 90-1”). Customer support services contracts are typically one to five years in length.
     Professional services are offered under fee-based contracts or as part of multiple-element arrangements. Professional services revenue is recognized when services are completed. Training revenue is recognized upon completion of the training.
     Multiple-element arrangements. The Company’s multiple-element product offerings include computer hardware and software products and support services. The Company also sells certain software products and support services separately. For certain of the Company’s products, software is generally essential to the functionality of its hardware products, and are, therefore, accounted for in accordance with SOP 97-2. The Company allocates revenue to each element in a multiple-element arrangement based upon vendor-specific objective evidence (“VSOE”) of the fair value of the element, or if VSOE is not available for the delivered element, by application of the residual method. In the application of the residual method, the Company allocates revenue to the undelivered elements based on VSOE for those elements and allocates the residual revenue to the delivered elements. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each element. For sales of products that contain multiple elements and where software is incidental, the Company applies the provisions of EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), to determine the separate units of accounting that exist within the arrangement. If more than one unit of accounting exists, the arrangement consideration is allocated to each unit of accounting using either the relative fair value method or the residual fair value method as prescribed by EITF 00-21. Revenue is recognized for each unit of accounting when all the revenue recognition criteria have been met for that unit of accounting.
Recent Accounting Pronouncements
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”, which was subsequently amended in April 2009 by FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (collectively “SFAS 141R”). SFAS 141R requires the acquirer in a business combination to recognize assets and liabilities assumed at their fair values and to recognize acquisition-related costs separately from the acquisition. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. SFAS141R will be effective for the Company in fiscal year 2010, with early adoption prohibited. The Company expects the implementation of SFAS 141R will have an impact on its financial position and results of operations, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date of November 1, 2009.
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
     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010 as it applies to its convertible subordinated debt. The Company expects FSP APB 14-1 to have an impact on its statement of financial position.
     In June 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides guidance on determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010. The Company has not yet adopted EITF 07-5, but it is currently assessing the impact that EITF 07-5 may have on its financial position, results of operations, and cash flows.
     In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal year 2010. The Company expects EITF 08-7 will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the intangible assets purchased after the effective date of November 1, 2009.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2/124-2”). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for interim and annual reporting periods ending after June 15, 2009, and will be adopted by the Company in the third quarter of fiscal year 2009. The adoption of FSP 115-2/124-2 is not expected to have a significant impact on its financial position and results of operations.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosure regarding the fair value of financial instruments that are within the scope of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” as amended. Additionally, FSP 107-1/APB 28-1 requires interim disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments as well as changes in methods and significant assumptions, if any, during the period. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim and annual reporting periods ending after June 15, 2009, and will be adopted by the Company in the third quarter of fiscal year 2009. Because FSP 115-2/124-2 only requires additional disclosure, the adoption of FSP 115-2/124-2 does not impact the Company’s financial position and results of operations.
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
     Pursuant to the terms of the Foundry Merger Agreement, each issued and outstanding share of Foundry common stock, other than the shares held by the Company, was canceled and converted into the right to receive $16.50 in cash, without interest. Approximately 137,061,501 shares of Foundry common stock were converted into the right to receive approximately $2.26 billion, which excluded 14,000,000 shares of Foundry common stock held by Brocade that were canceled upon effectiveness of the merger without consideration. In addition, upon the effectiveness of the merger, Brocade: (i) terminated certain outstanding unvested stock options; (ii) in certain circumstances, terminated Foundry’s outstanding vested options and granted, in lieu thereof, a right to be issued shares of fully-vested Brocade common stock upon settlement thereof based on the excess of the per-share merger consideration set forth in the Foundry Merger Agreement over the applicable exercise price of such options; and (iii) (a) assumed certain outstanding equity awards or (b) replaced certain of Foundry’s outstanding equity awards with reasonably equivalent Brocade equity awards based on a conversion ratio derived from the per-share merger consideration as set forth in the Foundry Merger Agreement, in certain cases offsetting the number of shares (on a post-conversion basis) against Brocade’s existing share reserve under its stockholder-approved equity incentive plans.
     The total purchase price of the Foundry acquisition was $2.8 billion and is comprised of the following (in thousands):

Amount
Cash tendered for shares of outstanding common stock of Foundry (1)	$2,506,474
Fair value of stock options and awards assumed and accelerated in connection with acquisition	255,596
Direct transaction costs	27,395

Total purchase price	$2,789,465

(1)	This amount includes $248.4 million paid by the Company to acquire 14.0 million shares of Foundry common stock in the open market before the consummation of the acquisition, net of $3.5 million in dividends received.
     In connection with this acquisition, the Company assumed options to purchase approximately 18.3 million shares of Foundry common stock which became exercisable for approximately 93.5 million shares of Brocade’s common stock at a weighted-average exercise price of approximately $3.23 per share. The Company also assumed approximately 34.7 million restricted stock units with a weighted-average grant date fair value of $3.52.
     Direct transaction costs include investment banking, legal and accounting fees and other external costs directly related to the acquisition.
     The Company allocated the total purchase consideration to the net assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date, resulting in initial goodwill of approximately $1,475.6 million, which is not expected to be deductible for income tax purposes. Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, acquiring a talented workforce, and significant cost savings opportunities. The allocation of the purchase price reflects various preliminary estimates and analyses and is subject to change during the purchase price allocation period.
     The following table summarizes the initial allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Amount
Assets acquired:
Cash and cash equivalents and short-term investments	$987,956
Accounts receivable	89,831
Inventories	70,633
Identifiable intangible assets
Developed products technology	191,300
Customer contracts and relationships	194,500
In-process research and development (1)	26,900
Order backlog	6,500
Deferred tax assets	27,174
Goodwill	1,475,603
Other assets	202,804

Total assets acquired	3,273,201
Liabilities assumed:
Deferred tax liabilities	134,822
Other liabilities	350,959

Total liabilities assumed	485,781

Net assets acquired	$2,787,420

(1)	In connection with the acquisition of Foundry, the Company recorded a $26.9 million in-process research and development charge for the six months ended May 2, 2009.
     During the three months ended May 2, 2009, the Company determined it was appropriate to record certain adjustments to the fair value of assets and liabilities acquired from Foundry (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements).

     Of the total purchase price, a preliminary estimate of approximately $392.3 million has been allocated to amortizable intangible assets acquired. The amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives as follows:

		Weighted-
		Average
	Amount	Useful Life
	(in thousands)	(in years)
Developed products technology	$191,300	5.00
Customer contracts and relationships	194,500	5.00
Order backlog	$6,500	0.25
     The following unaudited pro forma financial information for the three and six months ended May 2, 2009 and April 26, 2008 presents a summary of the results of operations of the Company assuming the acquisition of Foundry occurred at the beginning of each of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented, nor is it indicative of future operating results:

	Three Months Ended		Six Months Ended
	May 2,	April 26,	May 2,	April 26,
In thousands, except per share amounts	2009	2008 (1)	2009 (2)	2008 (3)
Total net revenues	$506,300	$504,950	$1,014,938	$1,021,454
Pretax income (loss)	(87,887)	(135,603)	(78,768)	(83,086)
Net income (loss)	(63,118)	88,681	(62,835)	115,648
Basic net income (loss) per share	$(0.16)	$0.24	$(0.16)	$0.31
Diluted net income (loss) per share	$(0.16)	$0.23	$(0.16)	$0.29

(1)	The unaudited pro forma financial results for the three months ended April 26, 2008 include Brocade’s historical results for the three months ended April 26, 2008 and Foundry’s historical results for the three months ended March 31, 2008, including amortization for acquired intangible assets, adjustment to interest expense, and related tax effects.

(2)	The unaudited pro forma financial results for the six months ended May 2, 2009 include Brocade’s historical results for the six months ended May 2, 2009, which include Foundry’s results subsequent to December 18, 2008, and Foundry’s historical results for the period October 26, 2008 to December 18, 2008, including amortization for acquired intangible assets, elimination of in-process research and development charge and acquisition-related fees, and related tax effects.

(3)	The unaudited pro forma financial results for the six months ended April 26, 2008 include Brocade’s historical results for the six months ended April 26, 2008 and Foundry’s historical results for the three months ended December 31, 2007 and three months ended March 31, 2008, including amortization for acquired intangible assets, adjustment to interest expense, and related tax effects.
4. Goodwill and Intangible Assets
     During the second quarter of fiscal year 2008, the Company allocated goodwill to each operating unit as defined by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as amended (“SFAS 142”). During the first quarter of fiscal year 2009, Brocade reorganized its four operating segments, of which two are individually reportable segments: Data Storage and Global Services; and two, IP Layer 2-3 and ADC, are combined into one reportable segment: IP Products. Prior period allocation of goodwill activity by reportable segment has been conformed to the new measurements of segment financial reporting implemented in the first quarter of fiscal year 2009. Prior to fiscal year 2009, SES and Files were combined into one reportable segment (referred to together as “Other”).
     In accordance with SFAS 142, Brocade conducts a goodwill impairment analysis annually and as necessary if changes in facts and circumstances indicate that the fair value of the reporting unit may be less than its carrying amount. Consistent with prior years, the Company performed its annual goodwill impairment test using measurement data as of the first day of the second fiscal quarter.
     SFAS 142 requires a two-step approach in testing goodwill for impairment for each reporting unit. The Company’s reporting units are determined by the components of its operating segments that constitute a business for which both (i) discrete financial information is available and (ii) segment management regularly reviews the operating results of that component. Data Storage, IP Layer 2-3 and Global Services are individual reporting units, while ADC includes two reporting units, ADC and Files.

     The first step measures for impairment by applying fair value-based tests at the reporting unit level. The second step, if necessary, measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit.
     To determine the reporting unit’s fair values, the Company uses the income approach, the market approach, or a combination thereof. The income approach provides an estimate of fair value based on discounted expected future cash flows (“DCF”). Estimates and assumptions with respect to the determination of the fair value of the Company’s reporting units using the income approach include:
•	The Company’s operating forecasts;

•	Revenue growth rates; and

•	Risk-commensurate discount rates and costs of capital.
     The Company’s estimates of revenues and costs are based on historical data, various internal estimates and a variety of external sources, and are developed by the Company’s routine long-range planning process.
     The market approach provides an estimate of the fair value of the Company’s five reporting units using various price or market multiples applied to the reporting unit’s operating results and then applying an appropriate control premium. The control premium is determined by considering control premiums offered as part of the acquisition in both the Company’s segment and comparable market segments.
     Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. As the Company’s market capitalization declined and as the technology sector volatility increased, the Company focused on methods that were more representative of a market participant’s view. As a result, in fiscal year 2009, the Company relied primarily on the DCF method, using management projections for each reporting unit and risk-adjusted discount rates, as the Company considered it to be most reflective of a market participant’s view of fair value given the current market conditions.
     The Company determined based on its completion of step one that no indicators of impairment existed for the Data Storage, IP Layer 2-3, ADC and Global Services reporting units. During the second quarter, the Company made a decision to no longer offer its suite of Files products and concluded that fair value of the Files reporting unit was less than its carrying amount. The fair value of the Files business was determined using comparable companies’ data. The Company conducted the second step of the goodwill impairment test and determined that all of the Files goodwill was impaired. Accordingly, the Company recorded a goodwill impairment charge of $45.8 million for the three months ended May 2, 2009.
     The following table summarizes the goodwill activity by reportable segment during the six months ended May 2, 2009 (in thousands):

	Data Storage	IP Products	Global Services	Total
Balance at October 25, 2008	$183,331	$45,832	$39,814	$268,977
Acquisition of Foundry	—	1,357,855	117,748	1,475,603

Balance at January 24, 2009	$183,331	$1,403,687	$157,562	$1,744,580
Goodwill impairment	—	(45,832)	—	(45,832)
Tax and other adjustments (1)	(1,399)	(3,773)	(473)	(5,645)

Balance at May 2, 2009	$181,932	$1,354,082	$157,089	$1,693,103

(1)	The goodwill adjustment of $5.6 million was primarily a result of the realization of deferred tax assets of acquired companies and includes $1.7 million of Foundry purchase accounting adjustments.
     Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. As a result of the impairment indicator described above, the Company performed an impairment analysis for its long-lived assets, including its intangible assets subject to amortization. The analysis indicated that all of the intangible assets associated with the Files business are not recoverable. As a result, the Company recorded an impairment of acquisition-related intangible assets associated with the Files business of $7.5 million.
     Intangible assets as of May 2, 2009 consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Tradename	$13,941	$8,102	$5,839
Core/developed technology	338,158	95,686	242,472
Customer relationships	364,981	72,623	292,358
Non-compete agreements	970	814	156

Total intangible assets	$718,050	$177,225	$540,825

     Intangible assets as of October 25, 2008 consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Tradename	$14,873	$6,971	$7,902
Core/developed technology	154,754	71,202	83,552
Customer relationships	179,412	50,654	128,758
Non-compete agreements	970	615	355

Total intangible assets	$350,009	$129,442	$220,567

     Intangible assets other than goodwill are amortized over their estimated useful lives, unless the Company has determined these lives to be indefinite. The Company amortizes intangible assets over the following remaining useful lives (in years):

Useful Life
Tradename	6.30
Core/Developed technology	4.02
Customer relationships	4.60
Non-compete agreements	0.38

Total intangible assets	4.36

     For the three and six months ended May 2, 2009, amortization expense related to intangible assets of $18.0 million and $30.0 million, respectively, was included in cost of revenues, and $21.4 million and $34.6 million, respectively, was included in operating expenses in the Condensed Consolidated Statement of Operations. For the three and six months ended April 26, 2008, amortization expense related to intangible assets of $8.5 million and $19.8 million, respectively, was included in cost of revenues, and $7.9 million and $15.8 million, respectively, was included in operating expenses in the Condensed Consolidated Statement of Operations.
     The following table presents the estimated future amortization of intangible assets as of May 2, 2009 (in thousands):

Future
Estimated
Fiscal Year	Amortization

2009 (1)	$69,924
2010	126,873
2011	119,770
2012	107,062
2013	94,057
Thereafter	23,139

Total	$540,825

(1)	Reflects the remaining six months of fiscal year 2009.

5. Balance Sheet Details
     The following tables provide details of selected balance sheet items (in thousands):

	May 2,	October 25,
	2009	2008
Accounts Receivable:
Accounts receivable	$264,627	$163,979
Allowance for doubtful accounts	(3,341)	(675)
Sales allowances	(7,049)	(4,369)

Total	$254,237	$158,935

Inventories:
Raw materials	$9,529	$5,596
Work-in-process	15,727	—
Finished goods	40,509	15,766

Total	$65,765	$21,362

Property and equipment, net:
Computer equipment and software	$122,275	$117,167
Engineering and other equipment	230,146	208,613
Furniture and fixtures	13,529	12,066
Leasehold improvements	61,072	58,651
Land and building	81,955	80,882
Company campus (1)	158,491	103,007

Subtotal	667,468	580,386
Less: Accumulated depreciation and amortization	(293,906)	(267,007)

Total	$373,562	$313,379

(1)	In connection with the purchase of the property located in San Jose, California, the Company also engaged a third party as development manager to manage the development and construction of improvements on the property, which are still in progress. Included in the $158.5 million in Company campus as of May 2, 2009 is $8.0 million that the Company has agreed to pay the developer on May 22, 2011 or earlier if Brocade decides to transfer any part of the Company campus project.

	May 2,	October 25,
	2009	2008
Other accrued liabilities:
Income taxes payable	$5,614	$6,749
Accrued warranty	6,749	5,051
Inventory purchase commitments	28,212	17,332
Accrued sales programs	7,666	13,438
Other	44,019	63,234

Total	$92,260	$105,804

6. Investments and Equity Securities
     The following table summarizes the Company’s investments and equity securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
May 2, 2009
Corporate bonds and notes	$14,191	$48	$—	$14,239

Total	$14,191	$48	$—	$14,239

Reported as:
Short-term investments				$14,239
Long-term investments				—

Total				$14,239

October 25, 2008
Debt securities issued by U.S. government and its agencies and municipal obligations	$40,504	$44	$(22)	$40,526
Corporate bonds and notes	146,457	206	(3,274)	143,389

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Marketable equity securities	253,378	—	(71,052)	182,326

Total	$440,339	$250	$(74,348)	$366,241

Reported as:
Short-term investments				$152,741
Long-term investments and marketable equity securities				213,500

Total				$366,241

     At May 2, 2009 and October 25, 2008, net unrealized holding (gains) losses on investments of $(48.1) thousand and $73.6 million, respectively, were included in accumulated other comprehensive (income) loss in the accompanying Condensed Consolidated Balance Sheets.
     As of October 25, 2008, the Company had $71.1 million in gross unrealized losses in connection with the 14.0 million shares of Foundry common stock held by Brocade. Effective upon the consummation of the merger with Foundry, the Company reversed the gross unrealized losses of $71.1 million and increased its investment in Foundry to its historical cost, which is reflected in the total purchase price of the acquisition, pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations.” As such, the Company did not have any realized gains (losses) in connection with these marketable equity securities for the six months ended May 2, 2009.
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
Level 1
     Level 1 applies to assets and liabilities for which there are quoted prices in active markets for identical assets or liabilities. Valuations are based on quoted prices that are readily and regularly available in an active market and do not entail a significant degree of judgment. Brocade’s assets utilizing Level 1 inputs include money market funds and certain of the Company’s corporate bonds that are traded in an active market with sufficient volume and frequency of transactions.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     Assets and liabilities measured at fair value on a recurring basis as of May 2, 2009 were as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Balance as of	For Identical	Observable	Unobservable
	May 2,	Instruments	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$104,336	$104,336	$—	$—
Corporate bonds	14,239	14,239	—	—

Total assets measured at fair value	$118,575	$118,575	$—	$—

Liabilities:
Derivative liabilities	$446	$—	$446	$—

Total liabilities measured at fair value	$446	$—	$446	$—

     The Company uses observable market prices for comparable instruments to value its derivative instruments. As of May 2, 2009, approximately $0.4 million of its derivative instruments that were measured at fair value on a recurring basis were classified as Level 2.
     Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s condensed consolidated balance sheet as of May 2, 2009 as follows (in thousands):

	Fair Value Measurements Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	May 2,
	(Level 1)	(Level 2)	(Level 3)	2009
Assets:
Cash equivalents	$104,336	$—	$—	$104,336
Short-term investments	14,239	—	—	14,239

Total assets measured at fair value	$118,575	$—	$—	$118,575

Liabilities:
Other accrued liabilities	$—	$446	$—	$446

Total liabilities measured at fair value	$—	$446	$—	$446

8. Liabilities Associated with Facilities Lease Losses
     During the six months ended May 2, 2009, the Company recorded a purchase accounting adjustment of $6.1 million related to estimated facilities lease losses as a result of the acquisition of Foundry, net of expected sublease income. As of May 2, 2009, the Company had $29.1 million in facilities lease loss reserve related to future lease commitments, net of expected sublease income. The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary.
     The following table summarizes the activity related to the facilities lease loss reserve, net of expected sublease income (in thousands):

Lease Loss
Reserve
Reserve balance at October 25, 2008	$28,429
Additional reserve related to acquisition of Foundry	6,055
Cash payments on facilities leases	(5,599)
Non-cash charges and other adjustments, net	234

Reserve balance at May 2, 2009	$29,119

     Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2017.
9. Borrowings
Senior Secured Credit Facility
     On October 7, 2008, the Company entered into a credit agreement with the following lenders, Bank of America, N.A., Morgan Stanley Senior Funding, Inc., HSBC Bank USA National Association and Keybank National Association. The credit agreement provides for (i) a five-year $1,100.0 million term loan facility and (ii) a five-year $125.0 million revolving credit facility, which includes a $25.0 million swing line loan subfacility and a $25.0 million letter of credit subfacility.
     The net proceeds of the term loan facility were used to finance a portion of the Company’s acquisition of Foundry. In addition to the term loan facility, during the six months ended May 2, 2009, the Company drew $14.1 million from the $125.0 million revolving credit facility to finance a small portion of the merger. The Company may draw additional proceeds from the revolving credit facility in the future for ongoing working capital and other general corporate purposes. The term loan facility and revolving credit facility are referred to together as the “Senior Secured Credit Facility.” As of May 2, 2009, $14.1 million was outstanding under the revolving credit facility. No amount was outstanding under the revolving credit facility as of October 25, 2008.
     Loans under the Senior Secured Credit Facility bear interest, at the Company’s option, at a rate equal to either the London Interbank Offered Rate (“LIBOR”) rate, plus an applicable margin equal to 4.0% per annum or the prime lending rate, plus an applicable margin equal to 3.0% per annum. The applicable margin with respect to revolving loans is subject to adjustment based on the Company’s consolidated senior secured leverage ratio, as defined in the credit agreement. The LIBOR rate floor is 3.0% per annum and the prime lending rate floor is 4.0% per annum, in each case, for the life of the Senior Secured Credit Facility.
     The proceeds of the term loan were deposited in a restricted securities account pending the closing of the merger and other release conditions, and were reported as long-term restricted cash on the Condensed Consolidated Balance Sheet as of October 25, 2008. On December 19, 2008, the proceeds of the term loan were released from the restricted securities account to fund the merger. As of May 2, 2009, the Company recorded the current portion of the liability associated with the term loan of $43.6 million, net of the debt discount of $11.4 million, as “Current portion of long-term debt,” and the Company recorded the long-term portion of the liability associated with the term loan of $940.4 million, net of the debt discount of $29.6 million, as “Long-term debt, net of current portion” on the Condensed Consolidated Balance Sheet. As of October 25, 2008, the Company recorded the current portion of the liability associated with the term loan of $43.6 million, net of the debt discount of $11.4 million, as “Current portion of long-term debt,” and the Company recorded the long-term portion of the liability associated with the term loan of $1,011.4 million, net of the debt discount of $34.2 million, as “Long-term debt, net of current portion” on the Condensed Consolidated Balance Sheet.
     The Company is permitted to make voluntary prepayments at any time (without payment of a premium, other than in the case of a repricing transaction in respect of the term loan facility), and is required to make mandatory prepayments on the term loan (without payment of a premium) with (i) net cash proceeds from non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (ii) net cash proceeds from issuances of debt (other than certain permitted debt), (iii) a percentage of 50% or 0% of Brocade’s excess cash flow, based on Brocade’s consolidated senior secured leverage ratio, beginning with the fiscal year ending October 27, 2009, and (iv) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions). The Company is required to pay quarterly installments on the term loan equal to an aggregate annual amount of 5% of the original principal amount thereof in the first and second year, 10% in the third year, 20% in the fourth year and 60% in the fifth year, with any remaining balance payable on the final maturity date of the term loan. Upon a repricing of the term loan (including through a refinancing) that results in the weighted-average yield or applicable rate of such term loan immediately after such repricing being lower than such yield or rate immediately prior to such repricing, a 2.0% premium is payable during the first year following the closing and a 1.0% premium is payable during the second year following the closing.
     The obligations of the Company and its subsidiary guarantors under the Senior Secured Credit Facility and the related guarantees thereunder are secured, subject to customary permitted liens and other agreed upon exceptions, by (i) a first priority pledge of all of the equity interests of each of the Company’s direct and indirect subsidiaries and (ii) a perfected first priority interest in and mortgages on all tangible and intangible assets of the Company and each subsidiary guarantor, except, in the case of a foreign subsidiary, to the extent such pledge would be prohibited by applicable law or would result in materially adverse tax consequences (limited, in the case of a first-tier foreign subsidiary, to 65% of the voting stock and 100% of non-voting stock of such first-tier foreign subsidiary). In addition, the term loan has not been registered with the SEC as of May 2, 2009.

     The credit agreement contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a maximum consolidated senior secured leverage ratio, each as defined in the credit agreement. The credit agreement also includes customary events of default, including cross-defaults on the Company’s material indebtedness and change of control. The Company was in compliance with all applicable covenants as of May 2, 2009 and October 25, 2008. The financial and other covenants agreed to by Brocade in connection with such indebtedness and the increased indebtedness and higher debt-to-equity ratio of Brocade in comparison to that of Brocade on a recent historical basis will have the effect, among other things, of reducing the flexibility of Brocade to respond to changing business and economic conditions and increasing borrowing costs, and may adversely affect Brocade’s operations and financial results. In addition, the Company’s failure to comply with these covenants could result in a default under the Senior Secured Credit Facility and its other debt, which could permit the holders to accelerate such debt or demand payment in exchange for a waiver of such default. If any of the Company’s debt is accelerated, the Company may not have sufficient funds available to repay such debt.
     Fees totaling $27.6 million associated with the acquisition have been capitalized as deferred financing costs, with $4.0 million amortized as of May 2, 2009. As of May 2, 2009, the short-term portion of the deferred financing costs was $6.7 million and is reported within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. As of May 2, 2009, the long-term portion of the deferred financing costs was $16.9 million and is reported within other assets on the Condensed Consolidated Balance Sheet. As of October 25, 2008, the short-term portion of the deferred financing costs was $7.9 million and is reported within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. As of October 25, 2008, the long-term portion of the deferred financing costs was $23.2 million and is reported within other assets on the Condensed Consolidated Balance Sheet. All fees capitalized are related to the term loan facility. The deferred financing costs are being amortized using the effective interest method over the five-year term of the debt. During the three months ended May 2, 2009, the Company paid $75.0 million towards the principal of the term loan.
Convertible Subordinated Debt
     On January 29, 2007, effective upon the consummation of the merger with McDATA Corporation (“McDATA”), the Company fully and unconditionally guaranteed and became a co-obligor on the 2.25% Notes of McDATA (“2.25% Notes”). The 2.25% Notes were convertible into McDATA’s Class A common stock at a conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares) at any time prior to February 15, 2010, subject to adjustments. Pursuant to Brocade’s merger agreement with McDATA, at the effective time of the merger, each outstanding share of McDATA’s Class A common stock, $0.01 par value per share, was converted into the right to receive 0.75 of a share of Brocade’s common stock, $0.001 par value per share, together with cash in lieu of fractional shares. As a result, an approximate aggregate of 12.1 million shares of Brocade’s common stock are issuable upon conversion of the 2.25% Notes at any time prior to February 15, 2010, subject to adjustments. For the three and six months ended May 2, 2009, 12.1 million shares were antidilutive and therefore not included in the calculation of diluted net loss per share. For the three and six months ended April 26, 2008, 12.1 million shares were dilutive and therefore included in the calculation of diluted net income per share.
     As of May 2, 2009 and October 25, 2008, convertible subordinated debt included the principal amount of $172.5 million of outstanding 2.25% Notes due February 15, 2010, previously issued by McDATA.
     As of May 2, 2009, the approximate aggregate fair value of the outstanding convertible subordinated debt was $168.0 million. The Company estimated the fair value of the outstanding convertible subordinated debt by using the high and low prices per $100 of the Company’s 2.25% Notes as of the last day of trading for the second fiscal 2009 quarter, which were both $97.38.
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
     Future minimum lease payments under all non-cancelable operating leases as of May 2, 2009 total $84.3 million, net of contractual sublease income of $33.1 million. In addition to base rent, many of the facilities lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.
Product Warranties
     The Company provides warranties on its products ranging from one to five years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience, current trends and the Company’s expectations regarding future experience. The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the six months ended May 2, 2009 and April 26, 2008 (in thousands):

	Accrued Warranty
	Six Months Ended
	May 2,	April 26,
	2009	2008
Beginning balance	$5,051	$5,923
Liabilities accrued for warranties issued during the period (1)	3,260	2,416
Warranty claims paid and uses during the period	(825)	(1,878)
Changes in liability for pre-existing warranties during the period	(738)	(611)

Ending balance	$6,749	$5,850

(1)	Included in the $3.3 million in liabilities accrued for warranties issued during the six months ended May 2, 2009 is $1.9 million in warranty liabilities resulting from the Foundry acquisition.
     In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of May 2, 2009, there have been no known material events or circumstances that have resulted in a customer contract-related indemnification liability to the Company.
Manufacturing and Purchase Commitments
     The Company has manufacturing agreements with Hon Hai Precision Industry Co., Ltd. (“Foxconn”), Sanmina-SCI Corporation (“Sanmina”), Flextronics International Ltd. (“Flextronics”) and Celestica, Inc. (“Celestica”), collectively “the CMs,” under which the Company provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to the Company’s customers. The required lead time for placing orders with the CMs depends on the specific product. As of May 2, 2009, the Company’s aggregate commitment to the CMs for inventory components used in the manufacture of Brocade products was $213.1 million, net of a purchase commitments reserve of $28.2 million, which the Company expects to utilize during future normal ongoing operations. The Company’s purchase orders placed with the CMs are cancelable, however if canceled, the agreements require the Company to purchase all inventory components not returnable, usable by, or sold to, other customers of the aforementioned contract manufacturers. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal operations within the next twelve months.
Income Taxes
     In May 2008, the Internal Revenue Service (“IRS”) completed its field examination of Brocade’s federal income tax return for the year ended October 25, 2003 and issued a Revenue Agent’s Report (“RAR”). The IRS is contesting the Company’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries. The IRS’ proposed adjustment would offset approximately $306.0 million of the Company’s net operating loss carryforwards. The IRS’ proposed adjustment resulted in a tax assessment of approximately $6.4 million, excluding penalties and interest. The IRS may make similar claims against the Company’s transfer pricing arrangements in future examinations. In June 2008, the Company filed a protest with the Appeals Office of the IRS to challenge the

IRS’ proposed adjustment and assessment. In addition, the IRS is currently examining the Company’s federal income tax returns for the three tax years ended October 28, 2006. Due to the net operating loss and credit carryforwards, the Company’s U.S. federal, state and local income tax returns remain open for examination. The Company is generally not subject to non-U.S. income tax examinations for years before 2000. In February 2009, the IRS commenced an examination of Foundry’s federal income tax returns for the years ended December 31, 2006 and 2007. The Company is not aware of any proposed adjustments, but the audit is still ongoing. The Company believes it has adequate reserves for all open tax years.
Integration Costs
     In connection with the acquisition of Foundry, the Company recorded acquisition and integration costs of $2.4 million and $3.3 million for the three and six months ended May 2, 2009, respectively, which consisted primarily of costs incurred for consulting services and other professional fees. There were no acquisition and integration costs for the three and six months ended April 26, 2008.
Legal Proceedings
IPO Litigation
     On July 20, 2001, the first of a number of putative class actions for violations of the federal securities laws was filed in the United States District Court for the Southern District of New York (the “District Court”) against Brocade, certain of its officers and directors, and certain of the underwriters for Brocade’s initial public offering of securities. A consolidated amended class action captioned, In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation, No. 01 Civ. 6613, was filed on April 19, 2002. The initial complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in Brocade’s initial public offering and seeks unspecified damages for claims under the Exchange Act on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against Brocade is coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases as In Re Initial Public Offering Securities Litigation, 21 MC 92(SAS).
     Also part of these coordinated proceedings are actions against McDATA Corporation, certain of its officers and directors, and the underwriters for McDATA’s initial public offering of securities, No. 01 Civ. 6627; Inrange Technologies Corporation (“Inrange”) (which was first acquired by Computer Network Technology Corporation (“CNT”) and subsequently acquired by McDATA as part of the CNT acquisition), certain of its officers and directors, and the underwriters for Inrange’s initial public offering of securities, No. 01 Civ. 10800; and Foundry, certain of its officers and directors, and the underwriters for Foundry’s initial public offering of securities, No. 01 Civ. 10640. The complaints in these actions asserted claims under the Securities Act and Exchange Act. In October 2002, the individual defendants in the Brocade, McDATA and Inrange actions were dismissed without prejudice from the action, pursuant to a tolling agreement.
     On February 19, 2003, the Court issued an Opinion and Order dismissing all of the plaintiffs’ claims against Brocade and some, but not all, of the claims against McDATA, Inrange and Foundry (collectively, the “Brocade entities”). In 2007, a settlement that had been pending with the Court since 2004 was terminated by stipulation, after a ruling by the Second Circuit Court of Appeals in six IPO litigation “focus” cases (none of the Brocade entities is a focus case) made it unlikely that the settlement would receive final Court approval. Plaintiffs filed amended master allegations and amended complaints and moved for class certification in the six focus cases. In 2008, the Court denied the defendants’ motion to dismiss with respect to a substantial portion of the claims and granted the defendants’ motion to dismiss with respect to certain limited Section 11 claims. Plaintiffs later withdrew their motion for class certification.
     The parties have reached a global preliminary settlement of the litigation and, on April 2, 2009, the preliminary settlement was filed with the Court for approval. Under the terms of the preliminary settlement, the insurers would pay the full amount of settlement share allocated to the Brocade entities, and the Brocade entities would bear no financial liability. The Brocade entities and the Foundry individual defendants, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. The preliminary settlement is pending Court approval.
Securities Litigation
     Beginning on or about May 19, 2005, several securities class action complaints were filed against Brocade and certain of its then current and former officers. These actions were filed in the United States District Court for the Northern District of California on

behalf of purchasers of Brocade’s stock from February 21, 2001 to May 15, 2005. These lawsuits followed and relate to Brocade’s restatement of certain financial results due to stock-based compensation accounting issues. On January 12, 2006, the Court appointed a lead plaintiff and lead counsel. On April 14, 2006, the lead plaintiff filed a consolidated complaint on behalf of purchasers of Brocade’s stock from May 18, 2000 to May 15, 2005. On November 3, 2006, the Court denied Brocade’s motion to dismiss the consolidated complaint and granted certain individual defendants’ motions to dismiss the consolidated complaint with leave to amend. On January 2, 2007, the lead plaintiffs filed an amended consolidated complaint on behalf of purchasers of Brocade’s stock from May 18, 2000 to May 15, 2005. The amended consolidated complaint names Brocade and certain of its former officers and directors and alleges, among other things, violations of sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The amended consolidated complaint alleges, among other things, that Brocade and the individual defendants made false or misleading public statements regarding Brocade’s business and operations and seeks unspecified monetary damages and other relief against the defendants. On January 29, 2007, Brocade filed its answer to the amended consolidated complaint. On August 7, 2007, a federal jury convicted Brocade’s former Chief Executive Officer, Gregory Reyes, on ten criminal counts related to Brocade’s historical stock option granting practices. On August 27, 2007, the Court denied certain individual defendants’ motions to dismiss the amended consolidated complaint. On October 12, 2007, the Court granted lead plaintiffs’ motion for class certification and certified a class in this action consisting of all persons and entities who purchased or otherwise acquired the securities of Brocade between May 18, 2000 to May 15, 2005, inclusive, and who were damaged thereby. The Court also partially granted plaintiffs’ motion for partial summary judgment against Mr. Reyes, who is a defendant in this action, prohibiting him from re-litigating in this class action the jury’s finding from Mr. Reyes’ criminal case that he knowingly and willfully made material misrepresentations in Brocade’s Annual Report on Form 10-K for 2001, 2002 and 2003. On December 5, 2007, a federal jury convicted Brocade’s former human resources director, Stephanie Jensen, on two criminal counts related to Brocade’s historical stock option granting practices (Ms. Jensen is not a defendant in the class action). On May 13, 2008, the Court granted plaintiffs’ motion for partial summary judgment that Gregory Reyes was acting within the course and scope of his employment at Brocade when he signed Brocade’s Form 10-K for 2001, 2002 and 2003. On May 30, 2008, Brocade reached an agreement in principle with the lead plaintiffs to settle the federal securities class action that would result in a payment by Brocade of $160.0 million to the plaintiff class in exchange for the dismissal with prejudice of all claims against all defendants in the litigation. The parties filed final documentation of the settlement with the Court and the Court granted preliminary approval of the settlement on November 18, 2008. In December 2008, Brocade deposited $160.0 million into an escrow account on behalf of the plaintiff class to be released upon final approval of the proposed settlement by the Federal District Court. On January 26, 2009, the Federal District Court granted final approval of the settlement.
     Beginning on or about May 24, 2005, several derivative actions were also filed against certain of Brocade’s current and former officers and directors. These actions were filed in the United States District Court for the Northern District of California and in the California Superior Court in Santa Clara County. The complaints alleged, among other things, that those current and former officers and directors breached their fiduciary duties to Brocade by engaging in alleged wrongful conduct, including conduct complained of in the securities litigation described above. Brocade was named solely as a nominal defendant against whom the plaintiffs sought no monetary recovery (other than the award of attorneys’ fees). The derivative actions pending in the United States District Court for the Northern District of California were consolidated and the Court created a Lead Counsel structure. The federal derivative plaintiffs filed a consolidated complaint in the United States District Court for the Northern District of California on October 7, 2005 and Brocade filed a motion to dismiss that action on October 27, 2005. On January 6, 2006, Brocade’s motion was granted and the consolidated complaint in the United States District Court for the Northern District of California was dismissed with leave to amend. The parties to this action subsequently reached a preliminary settlement, and, on February 14, 2007, the Court entered an Order granting preliminary approval of the settlement. On April 27, 2007, the Court refused to grant final approval of the settlement at that time.
     The derivative actions pending in the California Superior Court in Santa Clara County were consolidated and the derivative plaintiffs filed a consolidated complaint on September 19, 2005. Brocade filed a motion to stay the state derivative action in deference to the substantially identical consolidated derivative action pending in the United States District Court for the Northern District of California, and, on November 15, 2005, the State Court stayed the action. In October 2006, the Court partially lifted the stay and granted plaintiffs leave to file an amended complaint. On November 13, 2006, plaintiffs filed an amended complaint, and Brocade filed a demurrer to the action on March 9, 2007, and on September 4, 2007, a motion to dismiss due to plaintiffs’ lack of standing.
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
     On August 1, 2008, Brocade, acting through the SLC, filed a Second Amended Complaint (the “SLC’s Complaint”) in the consolidated federal derivative action against ten former officers or directors of Brocade, asserting claims for breach of fiduciary duty and violations of federal and state laws in connection with the matters at issue in the derivative actions and the securities litigation. Brocade also moved (i) to be realigned as a plaintiff in the three pending derivative actions, (ii) to dismiss or stay the unconsolidated federal derivative action, and (iii) to stay the state court derivative action.
     On August 12, 2008, the State Court granted Brocade’s motion to be realigned as a plaintiff in the state court derivative actions, dismissed the shareholder plaintiff, and stayed the state court action pending further proceedings in the consolidated federal derivative action.
     On August 27, 2008, the Federal Court entered an order in the consolidated federal derivative action realigning Brocade as the sole party-plaintiff substituted for the shareholder plaintiff in the action and dismissing the shareholder plaintiff from the case. That same day, the Court entered an order in the unconsolidated federal derivative action realigning Brocade as the sole party-plaintiff, substituted for the shareholder plaintiff in the action, dismissing the shareholder plaintiff from the case, and staying the action pending further developments in the consolidated federal derivative action and other related proceedings.
     On October 6, 2008, the defendants in the consolidated federal derivative action filed motions to dismiss the SLC’s Complaint. Brocade opposed the defendants’ motions. On December 12, 2008, the Federal Court granted the motions in part and denied them in part. The Federal Court dismissed all of the federal claims and certain of the state law claims asserted against five of the ten defendants (the “Federal Court Defendants”), but retained other state law claims, including claims for breach of fiduciary duty. The Federal Court dismissed all claims against the remaining five defendants (the “State Court Defendants”) based on statute of limitations grounds.
     On April 8, 2009, the Federal Court granted Brocade’s motion to lift the stay of the unconsolidated federal derivative action so that Brocade could dismiss the entire action without prejudice. On April 17, 2009, the State Court granted Brocade’s motion to lift the stay of the state court derivative action so that Brocade could dismiss without prejudice the claims asserted in that case against 18 defendants whom Brocade had not named in the SLC’s Complaint. The state court action remains stayed as to the other defendants.
     As of June 2, 2009, the SLC, on behalf of Brocade, had reached agreements with each of the five Federal Court Defendants and two of the five State Court Defendants. The terms of the settlements differ in each case and are at different stages of finality. Terms contained in some, but not all, of the agreements include the payment of money to Brocade, the surrender of certain shares of Brocade stock to Brocade, the contribution of specified amounts to reduce the legal fees and expenses that Brocade otherwise might be obligated to pay, and releases. The agreements with two of the Federal Court Defendants have been approved by the Federal Court. The other agreements remain subject to review by the applicable Federal Court or the State Court. The agreement with one of the Federal Court Defendants is also expressly conditioned on the resolution (to that defendant’s satisfaction) of certain other legal proceedings involving that defendant, and is subject to execution of a formal settlement agreement.
     On October 23, 2007, a class action complaint was filed against Brocade and certain of its former officers and current and former directors. This action was filed in the California Superior Court in Santa Clara County on behalf of individuals who owned Brocade stock between February 21, 2001 and May 16, 2005. The complaint generally alleges that Brocade and the individual defendants breached the duty of disclosure by failing to disclose alleged wrongful conduct, including conduct complained of in the securities litigation described above, and seeks unspecified monetary damages and other relief against the defendants. On November 26, 2007, this action was removed from State Court to the United States District Court for the Northern District of California. On December 3, 2007, Brocade filed a motion to dismiss the action in its entirety on the ground that it is preempted by the Securities Litigation Uniform Standards Act of 1998. On March 6, 2008, Brocade’s motion to dismiss was denied and the case was remanded to State Court. On May 29, 2008, Brocade filed a demurrer to the complaint. On July 10, 2008, plaintiffs filed an amended complaint and Brocade filed a demurrer to the amended complaint on August 4, 2008. On September 12, 2008, Brocade’s demurrer was granted and the amended complaint was dismissed with leave to amend. On October 15, 2008, plaintiffs filed a second amended complaint. The second amended complaint generally alleges that Brocade and the individual defendants violated or conspired to violate the Racketeering Influenced and Corrupt Organizations Act and seeks unspecified monetary damages and other relief against the defendants. Brocade filed a motion to dismiss the second amended complaint on November 17, 2008. On January 30, 2009, the Court granted Brocade’s motion and, on March 3, 2009, the Court dismissed the complaint with prejudice. On May 14, 2009, Plaintiffs filed a notice of appeal.
     In August and September 2006, purported Foundry stockholders filed two putative derivative actions against certain of Foundry’s current and former officers, directors and employees in the Superior Court of the State of California, County of Santa Clara. These actions were captioned Watkins v. Johnson, et. al. (Case No. 1:06CV068878) and Rosenbaum v. Johnson, et al. (Case No. 1:06CV071651). Both actions were consolidated into In re Foundry Networks, Inc. Derivative Litigation, Superior Court of the State of California, Santa Clara County, Lead Case No. 1-06-CV 071651 (the “California State Action”). On February 5, 2007, plaintiffs served a Consolidated Amended Shareholder Derivative Complaint (the “CAC”). The CAC named 19 defendants and Foundry as a nominal defendant. In general, the CAC alleged that certain stock option grants made by Foundry were improperly backdated and that such alleged backdating resulted in alleged violations of generally accepted accounting principles, the dissemination of false financial statements and potential tax ramifications. The CAC asserted 11 causes of action against certain and/or all of the defendants, including, among others, breach of fiduciary duty, unjust enrichment and violations of California Corporations Code Sections 25402 and 25403. On February 13, 2007, Foundry filed a motion to stay the CAC pending resolution of a substantially similar derivative action pending in the United States District Court for the Northern District of California, San Jose Division. On March 20, 2007, the Court granted the motion to stay. On October 28, 2008, the parties entered into the Stipulation of Settlement described below.
     On March 9, 2007, a purported Foundry stockholder served Foundry’s registered agent for service of process with a putative derivative action against Foundry and certain of its current and former officers, directors and employees. The action was filed on February 28, 2007 in the Superior Court of the State of California, Santa Clara County, and captioned Patel v. Akin, et al. (Case No. l-07-CV 080813). The Patel action generally asserted similar claims as those in the CAC as well as a cause of action for violation of Section 1507 of the California Corporations Code, which was not asserted in the California State Action. On April 4, 2007, the plaintiff filed a Request for Voluntary Dismissal of the action. On June 19, 2007, the plaintiff re-filed the action Patel v. Akin, et al. (Civil Action No. 3036-VCL) in the Court of Chancery of the State of Delaware, New Castle County (the “Delaware Action”). The complaint again generally asserted similar claims as those in the CAC and sought judgment against the individual defendants for damages purportedly sustained by Foundry as a result of the alleged misconduct, as well as unspecified equitable relief to remedy the individual defendants’ alleged breaches of fiduciary duties. The complaint further sought an award of attorney’s fees and costs, accountants’ and experts’ fees, costs and expenses, and such other relief as the Court might deem proper. On October 28, 2008, the parties entered into the Stipulation of Settlement described below.
     In September and October 2006, purported Foundry stockholders filed four putative derivative actions against Foundry and certain of its current and former officers, directors and employees in the United States District Court for the Northern District of California. The four actions were captioned Desai v. Johnson, et al. (Case No. C-06-05598 PVT), McDonald v. Johnson, et al. (Case No. C06 06099 HRL), Jackson v. Akin, et al. (C06 06509 JCS) and Edrington v. Johnson, Jr., et al. (C06 6752 RMW). On December 8, 2006, the actions were consolidated into In re Foundry Networks, Inc. Derivative Litigation, U.S.D.C. No. Dist. Cal. (San Jose Division), Case No. 5:06-CV-05598-RMW (the “California Federal Action”). A hearing on certain plaintiffs’ motion to appoint lead plaintiff and lead counsel was held on February 2, 2007, and, on February 12, 2007, the Court appointed lead plaintiff and lead counsel. On February 15, 2007, Edrington v. Johnson, Jr., et al was voluntarily dismissed. Pursuant to a stipulation among the parties, on March 26, 2007, plaintiffs filed and served a Consolidated Derivative Complaint (the “CDC”). The CDC generally alleged that certain stock option grants made by Foundry were improperly backdated and that such alleged backdating resulted in alleged violations of generally accepted accounting principles, dissemination of false financial statements and potential tax ramifications. The CDC pled a combination of causes of action, including, among others, breach of fiduciary duty, unjust enrichment and violations of Sections 10(b), 14(a) and 20(a) of the Securities and Exchange Act of 1934. On May 10, 2007, Foundry filed a motion to dismiss the

CDC. Pursuant to a stipulation among the parties and an order of the Court, the hearing on Foundry’s motion to dismiss occurred on May 23, 2008. On October 28, 2008, the parties entered into the Stipulation of Settlement described below.
     On October 28, 2008, a Stipulation of Settlement was executed to settle each of the California State Action, the California Federal Action and the Delaware Action. On October 29, 2008, the Stipulation of Settlement was filed with the Court in the California Federal Action. Pursuant to the Stipulation of Settlement, counsel for plaintiffs and defendants in the California State Action and Delaware Action will cooperate to effectuate the dismissal with prejudice of the California State Action and the Delaware Action. Under the Stipulation of Settlement, Foundry would receive cash payments totaling almost $1.9 million. The Stipulation of Settlement further provided that Foundry would adopt certain corporate governance measures and Foundry would pay Lead Plaintiffs’ Counsel $1.2 million for their fees and expenses. The Stipulation of Settlement also provided for a release of claims against the defendants by plaintiffs and Foundry in connection with the matters alleged in the lawsuits and a release of claims against Lead Plaintiffs, Lead Plaintiffs’ Counsel and Foundry by the defendants. The Stipulation of Settlement provides that it is not an admission by the defendants of any wrongdoing, liability, fault or omission by them.
     On February 23, 2009, the Court in the California Federal Action dismissed the California Federal Action with prejudice. On March 11, 2009, the Court in the Delaware Action dismissed the Delaware Action with prejudice. On March 24, 2009, the Court in the California State Action dismissed the California State Action with prejudice.
     On July 23, 2008, an action, Doug Edrington v. Bobby R. Johnson, Jr., et al (Case No. 1:08-CV-118013), was filed in the Superior Court of the State of California for the County of Santa Clara. On September 19, 2008, the plaintiff filed a first amended complaint. In this action, the plaintiff named as defendants the former members of the board of directors of Foundry. The complaint asserts claims on behalf of Foundry’s stockholders who are similarly situated with the plaintiff. Among other things, the complaint alleges that the members of Foundry’s board of directors have breached their fiduciary duties to Foundry’s stockholders in connection with the acquisition of Foundry by Brocade (the “Merger”) and engaged in self-dealing in connection with approval of the Merger, allegedly resulting in an unfair process and unfair price to Foundry’s stockholders. The complaint seeks class certification and certain forms of equitable relief. On October 6, 2008, plaintiff filed a motion for preliminary injunction of the Merger, requesting that the Court order that additional disclosure be made to stockholders prior to proceeding with the stockholder vote on the Merger scheduled for October 24, 2008. On October 22, 2008, the Court denied plaintiff’s motion for a preliminary injunction. On December 9, 2008, plaintiff filed a second amended complaint. The second amended complaint names as defendants Foundry and the former members of the board of directors of Foundry. The second amended complaint asserts claims similar to the claims asserted in the first amended complaint and includes additional allegations, including, among others, that the former members of Foundry’s board of directors breached their fiduciary duties to Foundry’s stockholders and engaged in self-dealing in connection with the approval of an amendment to terms of the Merger announced by Foundry on November 7, 2008, allegedly resulting in an unfair process and unfair price to Foundry’s stockholders. On December 11, 2008, the parties entered into a Memorandum of Understanding regarding a settlement of the action, which provides for a monetary payment by the Company to plaintiff for certain attorneys’ fees and expenses. On April 20, 2009, the parties entered a Stipulation of Settlement. On April 29, 2009, the Court preliminarily approved the settlement. The settlement remains subject to final Court approval. As of May 2, 2009, the Company accrued for the settlement in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”).
United States Attorney’s Office Subpoena for Production of Documents
     On June 26, 2006, Foundry received a subpoena from the United States Attorney’s Office for the production of documents relating to its historical stock option granting practices. Foundry has produced certain documents to the United States Attorney’s Office in October 2006, but has not received correspondence from the United States Attorney’s Office since Foundry’s production of documents. Foundry has cooperated with the United States Attorney’s Office and will continue to do so if requested by the United States Attorney’s Office.
Intellectual Property Litigation
     On June 21, 2005, Enterasys Networks, Inc. (“Enterasys”) filed a lawsuit against Foundry (and Extreme Networks, Inc.) in the United States District Court for the District of Massachusetts alleging that certain of Foundry’s products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. On August 22, 2005, Foundry filed a response to the complaint denying the allegations. On November 3, 2005, the Court severed Enterasys’ claim against Foundry and Extreme Networks, Inc. into two separate cases. The discovery process began and proceeded through August 2007. Opening briefs for a Markman claim construction hearing were filed on August 17, 2007, which was to be held on October 15, 2007. However, on August 28, 2007, before responsive Markman briefs were filed by the parties, Foundry filed a motion to stay the case, which was assented to by Enterasys in view of petitions that Foundry had filed with the U.S. Patent and Trademark Office (“USPTO”) requesting that the USPTO reexamine the validity of five of the six Enterasys patents given certain prior art. On August 28, 2007, the Court granted Foundry’s motion to stay the case. On March 24 and 28, 2009, the USPTO issued Notice of Intent to Issue Ex Parte Re-examination Certificate for two of the Enterasys patents, which indicated that all the claims were found to be either confirmed or patentable. To date, the USPTO has issued non-final Office Actions (which are published on the USPTO website) on the three remaining Enterasys patents submitted for reexamination. In the Office Actions, the USPTO sustained Foundry’s reasons for alleging that the broadest patent claims of the various patents were invalid, but held that some of the narrower claims of two of the patents were valid. Enterasys has filed responses to all three remaining Office Actions. The reexamination proceedings are ex parte, meaning that Foundry cannot participate in the reexamination proceedings between Enterasys and the USPTO concerning the Office Actions.
     On September 6, 2006, Chrimar Systems, Inc. (“Chrimar”) filed a lawsuit against Foundry in the United States District Court for the Eastern District of Michigan alleging that certain of Foundry’s products infringe Chrimar’s U.S. Patent 5,406,260 and seeking injunctive relief, as well as unspecified damages. Foundry filed an answer (denying the allegations) and counterclaims on September 27, 2006. Subsequently, Chrimar identified claim 17 of the patent as the exemplary claim being asserted against Foundry. The Court appointed a special master for the case, Professor Mark Lemley of Stanford University Law School. On March 6, 2008, the Special Master held a Markman claim construction hearing and, on March 31, 2008, the Special Master filed a report and recommendation with the Court on how the claims should be construed. On May 1, 2008, the parties filed objections to the Special Master’s report. On July 30, 2008, the Court issued a claim construction order. On August 13, 2008, Chrimar filed a motion with the Court for reconsideration of the Court’s claim construction order, but the Court stayed the motion for future consideration until the parties file motions for summary judgment.
     On February 7, 2008, Network-1 Security Solutions, Inc. (“Network-1”) filed a lawsuit against Foundry and other networking companies, namely, Cisco Systems, Inc. (“Cisco”), Cisco-Linksys, LLC, Adtran, Inc., Enterasys, Extreme Networks, Inc., NetGear, Inc., and 3Com Corporation in the United States District Court for the Eastern District of Texas, Tyler Division, alleging that certain of Foundry’s products infringe Network-1’s U.S. Patent No 6,218,930 and seeking injunctive relief, as well as unspecified damages. On March 3, 2008, Foundry filed an answer to the complaint denying the allegations and asserting various counterclaims. The other defendants filed answers in April 2008. On June 17, 2008, the Court issued a scheduling order for the case and scheduled a Markman claim construction hearing for December 3, 2009 and trial for July 12, 2010.
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
     In accordance with SFAS 5, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis. As of May 2, 2009, the Company has not recorded any such liabilities in accordance with SFAS 5, except as noted above with respect to the Edrington Memorandum of Understanding.
11. Derivative Instruments and Hedging Activities
     In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk. The Company currently does not enter into derivative instruments to manage credit risk. However, the Company manages its exposure to credit risk through its investment policies. The Company generally enters into derivative transactions with high-credit quality counterparties and, by policy, limits the amount of credit exposure to any one counterparty based on its analysis of that counterparty’s relative credit standing. The amounts subject to credit risk related to derivative instruments are generally limited to the amounts, if any, by which a counterparty’s obligations exceed the Company’s obligations with that counterparty.

Foreign Currency Exchange Rate Risk
     A majority of the Company’s revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to its operations for the six months ended May 2, 2009 were the Euro, the Japanese Yen, the British Pound and the Singapore Dollar. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. The Company has established a forecasted transaction currency risk management program to protect against fluctuations in the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not always entirely eliminate, the impact of foreign currency exchange rate movements. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilize foreign currency forward contracts to hedge exposures to the variability in the U.S.-dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the condensed consolidated statements of operations as the impact of the hedged transaction.
Volume of Derivative Activity
     The total gross notional amount for foreign currency forward contracts, recorded at fair value, is $11.2 million and $18.5 million as of May 2, 2009 and October 25, 2008, respectively.
     Total gross notional amounts for foreign currency forward contracts, presented by currency, are as follows (in thousands):

	May 2,	October 25,
In United States Dollars	2009	2008
Euro	$5,862	$9,710
Japanese Yen	1,131	2,036
British Pound	1,903	4,168
Singapore Dollar	2,281	2,420
Other	—	173

Total	$11,177	$18,507

     The Company utilizes a rolling hedge strategy for the majority of its currency forward contracts with cash flow hedge accounting designation that hedge exposures to the variability in the U.S.-dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. All of the Company’s currency forward contracts are single delivery, which are settled at maturity involving one cash payment exchange.
     As of May 2, 2009, the Company had gross unrealized loss of $0.6 million, offset by a gross unrealized gain of $0.3 million, both of which are included in Other Accrued Liabilities. The net amount of $0.3 million represents effective hedges and is reported as a component of accumulated other comprehensive loss. Hedge ineffectiveness, which is reported in the Condensed Consolidated Statements of Operations, was not significant.
12. Comprehensive Income (Loss)
     The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 2,	April 26,	May 2,	April 26,
	2009	2008	2009	2008
Net income (loss)	$(63,118)	$91,378	$(89,149)	$111,223
Other comprehensive income (loss):
Change in net unrealized gains (losses) on marketable equity securities, cash flow hedges and investments	931	2,606	76,531	1,261
Change in cumulative translation adjustments	(561)	79	(809)	(1,731)

Total comprehensive income (loss)	$(62,748)	$94,063	$(13,427)	$110,753

     As of October 25, 2008, the Company had $71.1 million in gross unrealized losses in connection with the 14.0 million shares of Foundry common stock held by Brocade. Effective upon the consummation of the merger with Foundry, the Company reversed the gross unrealized losses of $71.1 million, thereby resulting in gross unrealized gains of $71.1 million as of May 2, 2009 (see Note 6, “Investments and Equity Securities,” of the Notes to Condensed Consolidated Financial Statements).
13. Equity Compensation Plans and Stock-Based Compensation
     In April 2009, the stockholders of Brocade approved the Company’s 2009 Stock Plan, the 2009 Director Plan and the 2009 Employee Stock Purchase Plan (“2009 ESPP”), and such plans are now part of the Company’s equity compensation plans along with those described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2008 (the “Plans”). Further, the 1999 Stock Plan, the 1999 Director Option Plan and the 1999 Employee Stock Purchase Plan as described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2008 each expired on March 17, 2009 by its terms.
2009 Stock Plan
     The 2009 Stock Plan provides for the grant of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units and performance shares, and other stock or cash awards to employees, directors and consultants. Per the terms of the 2009 Stock Plan, 48.0 million shares of the Company’s common stock are reserved for issuance under the plan, plus any shares subject to stock options or similar awards granted under the Company’s 1999 Stock Plan, the Company’s 1999 Nonstatutory Stock Option Plan (“NSO Plan”) and the 2001 McDATA Equity Incentive Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the Company’s 1999 Stock Plan, the Company’s NSO Plan and the 2001 McDATA Equity Incentive Plan that are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2009 Stock Plan pursuant to this clause equal to 40,335,624 shares. As of May 2, 2009, the Company reserved 48.2 million shares of authorized but unissued shares of common stock for future issuance under the 2009 Stock Plan. Of this amount, 2.8 million shares were outstanding and 45.4 million shares were available for future grants.
2009 Director Plan
     The 2009 Director Plan provides for the grant of stock options and restricted stock units to non-employee directors of the Company. The Board of Directors has reserved 2.0 million shares of the Company’s common stock for issuance under the 2009 Director Plan, plus any shares subject to stock options or similar awards granted under the 1999 Director Option Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1999 Director Option Plan that are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2009 Director Plan pursuant to this clause equal to 870,000 shares. As of May 2, 2009, the Company has reserved 2.0 million shares of authorized but unissued shares of common stock for future issuance under the Director Plan. Of this amount, 0.2 million shares were outstanding and 1.8 million shares were available for future grants.
2009 Employee Stock Purchase Plan
     The 2009 ESPP permits eligible employees to purchase shares of the Company’s common stock through payroll deductions for up to 15% of qualified compensation during the offering period. The purchase price is 85% of the lesser of the fair market value of the Company’s common stock on (i) the offering date or (ii) the last day of the offering period; provided, however, that the purchase price for subsequent offering periods may be determined by the Administrator, subject to compliance with the terms of the purchase plan. A total of 35.0 million shares of the Company’s common stock are reserved for issuance under the purchase plan. Offering periods under the 2009 ESPP have a duration of up to approximately 24 months, or such shorter period of time, commencing on or about June 1st of the initial year of the purchase plan and terminating on the last trading day in such period, and the next offering period commencing on the first trading day after the end of the preceding offering period and terminating on the last trading day in such period. Typically, a purchase period occurs every six months, up to the same duration of the length of an offering period. As of May 2, 2009, the Company issued no shares under the 2009 ESPP and 35.0 million shares were available for future issuance under the purchase plan.
     The Company grants stock options for shares of the Company’s common stock to its employees and directors under the various equity plans described above. In accordance with the terms of the 2009 Stock Plan and the 2009 Director Plan, each award granted with an exercise price that is less than fair market value, which includes all grants of restricted stock awards, restricted stock units, performance shares and performance units, will count against the applicable plan’s share reserve as 1.56 shares for every one share subject to such award. In addition, the exercise price of stock options and stock appreciation rights granted under the 2009 Stock Plan must be at least equal to the fair market value of the Company’s common stock on the date of grant and the exercise price of incentive stock options granted to any participant who owns more than 10% of the total voting power of all classes of the Company’s outstanding stock must be at least 110% of the fair market value of the Company’s common stock on the date of grant. The term of a stock option and a stock appreciation right may not exceed seven years, except that, with respect to any participant who owns 10% of the voting power of all classes of the Company’s outstanding capital stock, the term of an incentive stock option may not exceed five years.
     The Company also grants restricted stock awards and restricted stock units under the 2009 Stock Plan. The majority of the stock options, restricted stock awards and restricted stock units granted under the Plans vest over a period of four years. Certain options and awards granted under the 2009 Stock Plan vest over shorter or longer periods.
     At May 2, 2009, an aggregate of approximately 236.5 million shares were authorized for future issuance under the Plans, which include stock options, shares issued pursuant to the 2009 ESPP, restricted stock units and other awards, and shares of Brocade common stock that became issuable in connection with the assumption or substitution of Foundry equity awards. A total of 82.1 million shares of common stock were available for grant under the Plans as of May 2, 2009. Awards that expire, or are canceled without delivery of shares, generally become available for issuance under the Plans.
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

	Three Months Ended		Six Months Ended
	May 2,	April 26,	May 2,	April 26,
Stock Options	2009	2008	2009	2008
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.6 – 2.8%	1.5 – 3.5%	0.5 – 2.8%	1.5 – 4.1%
Expected volatility	61.8%	46.1%	61.8 – 65.3%	44.2 – 46.1%
Expected term (in years)	4.0	4.0	4.0	4.0
     The Company recorded $7.9 million and $4.5 million of compensation expense related to stock options for the three months ended May 2, 2009 and April 26, 2008, respectively, in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). The Company recorded $12.5 million and $9.7 million of compensation expense related to stock options for the six months ended May 2, 2009 and April 26, 2008, respectively, in accordance with SFAS 123R. Compensation expense computed under the fair value method for stock options issued is being amortized under a graded vesting method over the options’ vesting period. A summary of stock option activity under the Plans for the six months ended May 2, 2009 is presented as follows:

			Weighted-Average
			Remaining	Aggregate Intrinsic
	Shares	Weighted-Average	Contractual Term	Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Outstanding at October 25, 2008	35,036	$8.05	4.17	$701
Assumed under the Foundry acquisition	93,509	$3.23
Granted	5,010	$4.22
Exercised	(8,363)	$2.43
Forfeited or expired	(4,329)	$5.64

Outstanding at May 2, 2009	120,863	$4.64	3.50	$253,307

Vested and expected to vest at May 2, 2009	114,247	$4.67	3.48	$239,016

Exercisable and vested at May 2, 2009	90,441	$4.81	3.28	$188,878

     The weighted-average grant date fair value of stock options granted during the three months ended May 2, 2009 and April 26, 2008 was $2.62 and $2.76, respectively. The total intrinsic value of stock options exercised for the three months ended May 2, 2009 and April 26, 2008 was $13.4 million and $2.6 million, respectively.
     As of May 2, 2009, there was $23.5 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.28 years.

     From May 1999 through July 2003, the Company granted 98.8 million options subject to variable accounting as the measurement date of the options granted was not certain. As of May 2, 2009, 1.2 million options with a weighted-average exercise price of $20.95 and a weighted-average contractual life of 1.59 years remain outstanding and continue to be accounted for under variable accounting.
Employee Stock Purchase Plan
     Under Brocade’s employee stock purchase plans, including the 2009 ESPP and the 1999 Employee Stock Purchase Plan, (together, the “Brocade ESPP”), eligible employees can participate and purchase shares semi-annually at the lower of 85% of the fair market value of the Company’s common stock at the commencement or end of the offering period. The Brocade ESPP permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. The Company accounts for the Brocade ESPP as a compensatory plan and recorded compensation expense of $3.5 million and $1.7 million for the three months ended May 2, 2009 and April 26, 2008, respectively, and $4.8 million and $2.9 million for the six months ended May 2, 2009 and April 26, 2008, respectively, in accordance with SFAS 123R.
     The fair value of the option component of Brocade ESPP shares was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	May 2,	April 26,	May 2,	April 26,
Employee Stock Purchase Plan	2009	2008	2009	2008
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.4%	1.5 – 3.3%	0.4 – 1.6%	1.5 – 5.0%
Expected volatility	80.9%	44.8%	80.9%	44.8%
Expected term (in years)	0.5	0.5	0.5	0.5
     As of May 2, 2009, there was $1.0 million of unrecognized compensation expense related to employee stock purchases under the Brocade ESPP. This expense is expected to be recognized over a weighted-average period of 0.08 years.
     In addition, as part of its acquisition of Foundry, the Company became the administrator of Foundry’s 1999 Employee Stock Purchase Plan (“Foundry ESPP”) which will expire on May 31, 2009. As a result of Brocade’s assumption of rights under the Foundry ESPP, Foundry employees who became Brocade employees were granted the right to purchase shares of the Company’s common stock at the lower of 85% of the fair market value of the Company’s common stock, as adjusted in accordance with the Foundry Merger Agreement at (i) the beginning of a rolling two-year offering period or (ii) the end of each semi-annual offering period, subject to a plan limit on the number of shares that may be purchased in an offering period. During the six months ended May 2, 2009, the Company issued 3.4 million shares under the Foundry ESPP. The Company accounts for the Foundry ESPP as a compensatory plan and recorded compensation expense of $1.0 million and $1.9 million for the three and six months ended May 2, 2009, respectively, in accordance with SFAS 123R.
     The fair value of the option component of Foundry ESPP shares was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Three Months Ended	Six Months Ended
	May 2,	May 2,
Employee Stock Purchase Plan	2009	2009
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	0.03 – 0.2%	0.03 – 0.2%
Expected volatility	81.1 – 96.6%	81.1 – 96.6%
Contractual term (in years)	0.13 – 0.33	0.13 – 0.33
     As of May 2, 2009, there was $0.3 million of unrecognized compensation expense related to employee stock purchases under the Foundry ESPP. This expense is expected to be recognized over a weighted-average period of 0.08 years.
Restricted Stock Awards
     No restricted stock awards were issued for the six months ended May 2, 2009 and April 26, 2008. When and if granted, restricted stock awards are not transferable until fully vested, and all unvested shares upon termination are subject to repurchase. The fair value of each award is based on the Company’s closing stock price on the date of grant.

     A summary of the nonvested restricted stock awards for the six months ended May 2, 2009 is presented as follows:

	Shares	Weighted-Average
	(in thousands)	Grant Date Fair Value
Nonvested at October 25, 2008	14	$0.01
Granted	—	$—
Vested	(14)	$0.01
Forfeited	—	$—

Nonvested at May 2, 2009	—	$—

Expected to vest at May 2, 2009	—	$—

Restricted Stock Units
     For the six months ended May 2, 2009 and April 26, 2008, Brocade issued 2.8 million and 1.8 million restricted stock units, respectively. Typically, vesting of restricted stock units occurs over one to four years and is subject to the employee’s continuing service to Brocade. The compensation expense related to these awards of $26.6 million and $4.0 million for the three months ended May 2, 2009 and April 26, 2008, respectively, and $37.5 million and $7.1 million for the six months ended May 2, 2009 and April 26, 2008, respectively, was determined using the fair market value of Brocade’s common stock on the date of the grant and is recognized under a graded vesting method over the awards’ vesting period.
     A summary of the changes in restricted stock units outstanding under Brocade’s equity compensation plans during the six months ended May 2, 2009 is presented as follows:

	Shares	Weighted-Average
	(in thousands)	Grant Date Fair Value
Nonvested at October 25, 2008	8,306	$7.87
Assumed under the Foundry acquisition	26,050	$3.54
Granted	2,769	$4.10
Vested	(740)	$3.55
Forfeited	(2,689)	$6.83

Nonvested at May 2, 2009	33,696	$4.39

Vested and expected to vest at May 2, 2009	27,735	$4.39

     The aggregate intrinsic value of restricted stock units outstanding at May 2, 2009 was $199.8 million.
     On July 30, 2007, the Board of Directors approved a long-term, performance-based equity incentive plan (“Incentive Plan”) under the Company’s 1999 Stock Plan. The Incentive Plan provides for the grant of restricted stock units to certain Company executive officers and other selected employees. For each restricted stock unit that vests, the plan participant will be entitled to receive one share of the Company’s common stock. The restricted stock units that vest are subject to the Company’s performance compared to the NASDAQ-100 Index over an initial 27-month performance period. The Incentive Plan participants must also remain a service provider to the Company during the performance period. No restricted stock units would have been earned as of May 2, 2009.
     Under the principal terms of the Incentive Plan, the Incentive Plan participants are entitled to receive restricted stock units representing up to an aggregate of 2.0% of the amount the Company’s market capitalization growth rate exceeds the growth rate of the NASDAQ-100 Index for the performance period, subject to certain adjustments. The ultimate amount that vests is subject to the discretion of the Board of Directors. The restricted stock units are expected to vest simultaneously with the end of the performance period, which is from August 1, 2007 to October 31, 2009.
     As of May 2, 2009, Brocade had $66.7 million of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants that is equity classified and $1.6 million of unrecognized compensation expense related to the Incentive Plan that is liability classified. These expenses are expected to be recognized over a weighted-average period of 1.36 years. As of May 2, 2009, $5.4 million in compensation expense related to the Incentive Plan has been recognized to date.
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
     During the three and six months ended May 2, 2009, the Company expensed an additional amount of $0.3 million and $0.5 million, respectively, for net interest and penalties related to income tax liabilities through income tax expense. During the three and six months ended April 26, 2008, the Company expensed an additional amount of $0.3 million and $0.5 million, respectively, for net interest and penalties related to income tax liabilities through income tax expense. The total net interest and penalties as of May 2, 2009 were $4.8 million.
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
     In November 2005, the Company was notified by the IRS that the Company’s domestic federal income tax return for the year ended October 25, 2003 was subject to audit. In May 2008, the IRS completed its field examination of the Company’s federal income tax return for the year ended October 25, 2003 and issued an RAR. The IRS is contesting the Company’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries. The IRS’ proposed adjustment would offset approximately $306.0 million of the Company’s net operating loss carryforwards. The IRS’ proposed adjustment resulted in a tax assessment of approximately $6.4 million, excluding penalties and interest. The IRS may make similar claims against the Company’s transfer pricing arrangements in future examinations. In June 2008, the Company filed a protest with the Appeals Office of the IRS to challenge the IRS’ proposed adjustment and assessment. In addition, the IRS is currently examining the Company’s federal income tax returns for the three tax years ended 2004 through 2006. In May 2006, the Franchise Tax Board notified the Company that its California income tax returns for the years ended October 25, 2003 and October 30, 2004 were subject to audit. The IRS and Franchise Tax Board audits are ongoing and the Company believes its reserves are adequate to cover any potential assessments that may result from these examinations.
     In February 2009, the IRS commenced an examination of Foundry’s federal income tax returns for the years ended December 31, 2006 and 2007. The Company is not aware of any proposed adjustments, but the audit is still ongoing. The Company believes its reserves are adequate to cover any potential assessments that may result from the examination.
     For the three and six months ended May 2, 2009, the Company recorded income tax benefit of $24.8 million and $2.7 million, respectively. The income tax benefit for the three and six months ended May 2, 2009 is primarily attributable to the interest and legal expenses resulting in U.S. taxable loss. For the three and six months ended April 26, 2008, the Company recorded income tax benefit of $201.8 million and $168.6 million, respectively.
15. Segment Information
     Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as amended (“SFAS 131”), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Currently, the CODM is the Chief Executive Officer.

     During the first quarter of fiscal year 2008, Brocade was reorganized into four operating segments, which resulted in changing both its internal and external reporting structure, of which two were individually reportable segments: DCI and S3; and two, SES and Files, which did not meet the quantitative thresholds as defined in SFAS 131, were combined into one reportable segment: Other. These segments were organized principally by product category. The objective of the reorganization was to allow the Company to more effectively focus on growth opportunities, while being well-positioned to rapidly scale and accommodate new business opportunities, including potential future acquisitions.
     As a result of the Foundry acquisition during the first quarter of fiscal year 2009, Brocade reorganized its four operating segments, of which two are individually reportable segments: Data Storage and Global Services; and two, IP Layer 2-3 and ADC, are combined into one reportable segment: IP Products. These segments are organized principally by product category.
     Although the Company had four operating segments at May 2, 2009, under the aggregation criteria set forth in SFAS 131, the Company operates in three reportable segments: Data Storage, IP Products (which is the aggregate of IP Layer 2-3 and ADC operating segments) and Global Services.
     Under the new measurements of segment financial reporting implemented in the first quarter of fiscal year 2009, IP Layer 2-3 and ADC are combined into one reportable segment (referred to together as “IP Products”). The types of products and services from which each reportable segment derives its revenues are as follows:
•	Data Storage includes a majority of the Company’s storage area network products and software, HBAs, CNAs, Mezzanine cards and embedded switches for blade servers;

•	IP Products include Layer 2-3 switches and routers, Layer 4-7 application delivery controllers, file area network products and associated management solutions; and

•	Global Services include break/fix maintenance, extended warranty, installation, consulting, network management, related software maintenance and support revenue, and telecommunications services.
     Financial decisions and the allocation of resources are based on the information from the Company’s management reporting system. At this point in time, the Company does not track any of its assets by operating segments. Consequently, it is not practical to show assets by operating segments. The majority of the Company’s assets as of May 2, 2009 were attributable to its United States operations.
     Fiscal year 2008 segment results have been conformed to the new measurements of segment financial reporting implemented in the first quarter of fiscal year 2009. Summarized financial information by reportable segment for the three and six months ended May 2, 2009 and April 26, 2008, based on the internal management system, is as follows (in thousands):

	Data Storage	IP Products	Global Services	Total
Three months ended May 2, 2009
Net revenues	$292,544	$125,490	$88,266	$506,300
Cost of revenues	106,254	93,120	47,133	246,507

Gross margin	$186,290	$32,370	$41,133	$259,793

Three months ended April 26, 2008
Net revenues	$293,605	$1,979	$59,311	$354,895
Cost of revenues	113,855	2,773	32,814	149,442

Gross margin (loss)	$179,750	$(794)	$26,497	$205,453

Six months ended May 2, 2009
Net revenues	$603,323	$177,311	$157,257	$937,891
Cost of revenues	223,417	127,148	85,118	435,683

Gross margin	$379,906	$50,163	$72,139	$502,208

Six months ended April 26, 2008
Net revenues	$589,786	$3,743	$109,214	$702,743
Cost of revenues	228,601	5,803	66,309	300,713

Gross margin (loss)	$361,185	$(2,060)	$42,905	$402,030

16. Net Income (Loss) per Share

     The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	May 2,	April 26,	May 2,	April 26,
	2009	2008	2009	2008
Basic net income (loss) per share
Net income (loss)	$(63,118)	$91,378	$(89,149)	$111,223

Weighted-average shares of common stock outstanding	387,143	375,115	381,673	379,300
Less: Weighted-average shares of common stock subject to repurchase	—	(288)	—	(290)

Weighted-average shares used in computing basic net income (loss) per share	387,143	374,827	381,673	379,010
Basic net income (loss) per share	$(0.16)	$0.24	$(0.23)	$0.29

Diluted net income (loss) per share
Net income (loss)	$(63,118)	$91,378	$(89,149)	$111,223
Interest on convertible subordinated debt, net of income tax effect	—	1,058	—	1,627

Net income (loss), as adjusted	(63,118)	92,436	(89,149)	112,850

Weighted-average shares used in computing basic net income (loss) per share	387,143	374,827	381,673	379,010
Dilutive potential common shares	—	18,644	—	19,365

Weighted-average shares used in computing diluted net income (loss) per share	387,143	393,471	381,673	398,375
Diluted net income (loss) per share	$(0.16)	$0.23	$(0.23)	$0.28

     For the three months ended May 2, 2009 and April 26, 2008, potential common shares in the form of stock options to purchase 60.0 million and 15.7 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted net income (loss) per share. For the six months ended May 2, 2009 and April 26, 2008, potential common shares in the form of stock options to purchase 71.0 million and 15.7 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted net income (loss) per share. As the Company was in a net loss position, there was no dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, for the three and six months ended May 2, 2009. The dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, for the three and six months ended April 26, 2008 was 5.3 million and 5.7 million, respectively. In addition, for both the three and six months ended May 2, 2009, potential common shares resulting from the potential conversion, on a weighted-average basis, of the Company’s convertible subordinated debt of 12.1 million common shares were antidilutive and therefore not included in the computation of diluted net loss per share. However, for both the three and six months ended April 26, 2008, potential common shares resulting from the potential conversion, on a weighted-average basis, of the Company’s convertible subordinated debt of 12.1 million common shares were dilutive and therefore included in the computation of diluted net income per share.

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
     As a result of the acquisition of Foundry in the first fiscal quarter of 2009, we reorganized our four operating segments: Data Storage, IP Layer 2-3, Application Delivery Controller and Global Services. The objective of this new organization is to enable us to more effectively focus on growth opportunities, while being well-positioned to more rapidly scale and accommodate new business opportunities, including potential future acquisitions.
     Our focus for this year is on three market segments as follows:
•	Enterprise Data Center Solutions, which includes directors, switches, HBAs, top-of-rack switches, end-of-row and backbones, file management solutions, application delivery, converged network products and virtualization solutions;

•	Enterprise LAN Campus, where we deliver lower cost, higher performance solutions including stackable 1 Gigabit Ethernet (“GigE”) and 10GigE solutions, Enhanced Power Over Ethernet plus, 1GigE and 10GigE density, as well as security and wireless solutions;

•	Service Providers, where we offer metro Edge and aggregation solutions, Ethernet Backbone, Multi Protocol Label Switching (“MPLS”) and 10GigE density.
     In the Data Storage segment, we expect to see continued strong growth of our DCX™ Backbone product and increasing acceptance of our full family of 8 Gigabit switch and blade offerings through the end of fiscal year 2009. We also believe directors and embedded switches will grow faster than switches during this same period due to marketplace trends.
     In the IP Products segment, we expect to see growth through the end of fiscal year 2009, in part due to anticipated benefit in the fourth fiscal quarter of 2009 from our recently expanded OEM partnership with International Business Machines Corporation (“IBM”), which enables IBM to rebrand and sell certain Brocade enterprise IP networking products (see Note 15, “Segment Information,” of the Notes to Condensed Consolidated Financial Statements).
     In the second fiscal quarter of 2009, while we noticed additional pricing pressure resulting from the macroeconomic environment, we expect that quarterly average selling price declines will remain in the low single digits through the end of fiscal year 2009.
     When considering the IT spending environment, our planning assumption is that the current IT spending environment will remain adversely impacted by the current macroeconomic environment. We expect IT spending will improve throughout fiscal year 2010 and we expect our markets that we serve to return to normal historical growth rates during fiscal year 2010.

Results of Operations
     We report our fiscal year on a 52/53-week period ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. As a result, our fiscal year 2009 is a 53-week fiscal year, with our second quarter of fiscal year 2009 consisting of 14 weeks, which is one week longer than a typical quarter. Fiscal year 2008 was a 52-week fiscal year. Our next 14-week quarter will be in the second quarter of fiscal year 2014.
     The following table sets forth certain financial data for the three and six months ended May 2, 2009 and April 26, 2008, as a percentage of total net revenues, except for cost of revenues and gross margin (loss) which are indicated as a percentage of the respective segment net revenues. Prior period segment results have been conformed to the new measurements of segment financial reporting implemented in the first quarter of fiscal year 2009 as shown on the table below:

	Three Months Ended		Six Months Ended
	May 2,	April 26,	May 2,	April 26,
	2009	2008	2009	2008
Net revenues
Data Storage	57.8%	82.7%	64.3%	83.9%
IP Products	24.8	0.6	18.9	0.6
Global Services	17.4	16.7	16.8	15.5

Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues
Data Storage	36.3	38.8	37.0	38.8
IP Products	74.2	140.1	71.7	155.0
Global Services	53.4	55.3	54.1	60.7

Total cost of revenues	48.7	42.1	46.5	42.8

Gross margin (loss)
Data Storage	63.7	61.2	63.0	61.2
IP Products	25.8	(40.1)	28.3	(55.0)
Global Services	46.6	44.7	45.9	39.3

Total gross margin	51.3	57.9	53.5	57.2
Operating expenses:
Research and development	19.0	17.2	17.6	17.0
Sales and marketing	20.7	19.7	19.0	18.9
General and administrative	4.2	3.8	4.2	3.7
Legal fees associated with indemnification obligations and other related costs, net	3.9	1.3	4.2	2.1
Provision for class action lawsuit	—	45.1	—	22.8
Amortization of intangible assets	4.2	2.2	3.7	2.3
Acquisition and integration costs	0.5	—	0.3	—
Restructuring costs and facilities lease benefits, net	0.5	(0.1)	0.2	(0.1)
In-process research and development	—	—	2.9	—
Goodwill and acquisition-related intangible assets impairment	10.5	—	5.7	—

Total operating expenses	63.5	89.2	57.8	66.7

Loss from operations	(12.2)	(31.3)	(4.3)	(9.5)
Interest and other income (loss), net	—	2.1	(0.4)	2.7
Interest expense	(5.2)	(0.5)	(5.1)	(0.4)
Gain (loss) on sale of investments, net	—	(1.3)	—	(1.0)

Loss before benefit from income taxes	(17.4)	(31.0)	(9.8)	(8.2)
Income tax benefit	(4.9)	(56.7)	(0.3)	(24.0)

Net income (loss)	(12.5)%	25.7%	(9.5)%	15.8%

     Revenues. Our revenues are derived primarily from sales of our Data Storage products, particularly our family of SAN products, sales of our IP products, and our service and support offerings related to those products. Our fabric switches and directors connect our customers’ servers and storage devices creating a SAN. In addition, our data networking solutions enable converged and complete end-to-end networking solutions from the edge to the core of our customers’ networking infrastructures. The second quarter of fiscal year 2009 consisted of 14 weeks, which is one week more than a typical quarter.
     Our total net revenues for the three months ended May 2, 2009 and April 26, 2008 were as follows (in thousands):

	Three Months Ended
	May 2,	% of Net	April 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Data Storage	$292,544	57.8%	$293,605	82.7%	$(1,061)	(0.4)%
IP Products	125,490	24.8%	1,979	0.6%	123,511	6,240.5%
Global Services	88,266	17.4%	59,311	16.7%	28,955	48.8%

Total net revenues	$506,300	100.0%	$354,895	100.0%	$151,405	42.7%
     The increase in total net revenues for the three months ended May 2, 2009 as compared to total net revenues for the three months ended April 26, 2008 reflects growth in sales of IP Products and Global Services offerings. Data Storage product revenues for this period were relatively flat and reflect a 12.1% decrease in the number of ports shipped from our director and embedded switch products, offset by a mix shift from 4 Gigabit director and embedded switch products to 8 Gigabit director and embedded switch products, which carry a higher price per port. The increase in revenues from IP Products was due to sales of network switching and router products as a result of our acquisition of Foundry in December 2008. The increase in Global Services revenues was a result of the acquisitions of Foundry in December 2008 and Strategic Business Systems, Inc. (“SBS”) in March 2008, and the continued expansion of our installed base.
     Our total net revenues for the six months ended May 2, 2009 and April 26, 2008 were as follows (in thousands):

	Six Months Ended
	May 2,	% of Net	April 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Data Storage	$603,323	64.3%	$589,786	83.9%	$13,537	2.3%
IP Products	177,311	18.9%	3,743	0.6%	173,568	4,637.2%
Global Services	157,257	16.8%	109,214	15.5%	48,043	44.0%

Total net revenues	$937,891	100.0%	$702,743	100.0%	$235,148	33.5%
     The increase in total net revenues for the six months ended May 2, 2009 as compared to total net revenues for the six months ended April 26, 2008 reflects growth in sales of Data Storage products, IP Products and Global Services offerings. The increase in Data Storage product revenues for the period reflects a 4.1% increase in the number of ports shipped due to our continued growth in the director and embedded switch market, as well as a mix shift from 4 Gigabit director and embedded switch products to 8 Gigabit director and embedded switch products, which carry a higher price per port, partially offset by a 4.5% decrease in average selling price per port. The increase in revenues from IP Products was due to sales of network switching and router products as a result of our acquisition of Foundry in December 2008, partially offset by a decrease in the volume of our Files business. The increase in Global Services revenues was a result of the acquisitions of Foundry in December 2008 and SBS in March 2008, and the continued expansion of our installed base.
     For the three and six months ended May 2, 2009, the declines in average selling prices were the result of a continuing competitive pricing environment, offset by a mix shift to higher port density and price per port products. We believe that the IT spending environment remains cautious due to the uncertain macroeconomic environment and our business reflects a decrease in overall market demand, partially offset by an increase in our market share. We believe the increase in the number of IP Products ports shipped reflects higher demand for our products due primarily to the Foundry acquisition.
     Going forward, we expect the number of ports shipped to fluctuate depending on the demand for our existing and recently introduced IP Products and Data Storage products as well as the timing of product transitions by our OEM customers. We currently expect that average selling prices per port will likely decline at rates consistent with historical rates of low single digits per quarter, however there are risks that pricing pressure could accelerate due to macroeconomic issues, new product introductions by us or our competitors, or other factors. Historically, our first and fourth fiscal quarters are seasonally stronger quarters from a revenue perspective than our second and third fiscal quarters.

     Our total net revenues by geographical area for the three months ended May 2, 2009 and April 26, 2008 were as follows (in thousands):

	Three Months Ended
	May 2,	% of Net	April 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Domestic	$349,914	69.1%	$220,869	62.2%	$129,045	58.4%
International	156,386	30.9%	134,026	37.8%	22,360	16.7%

Total net revenues	$506,300	100.0%	$354,895	100.0%	$151,405	42.7%
     Our total net revenues by geographical area for the six months ended May 2, 2009 and April 26, 2008 were as follows (in thousands):

	Six Months Ended
	May 2,	% of Net	April 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Domestic	$626,085	66.8%	$437,896	62.3%	$188,189	43.0%
International	311,806	33.2%	264,847	37.7%	46,959	17.7%

Total net revenues	$937,891	100.0%	$702,743	100.0%	$235,148	33.5%
     Historically, domestic revenues have accounted for between 56% and 69% of total net revenues. International revenues primarily consist of sales to customers in Western Europe, the greater Asia Pacific region and Japan. For the three and six months ended May 2, 2009 as compared to the three and six months ended April 26, 2008, international revenues decreased as a percentage of total net revenues primarily as a result of the shift to North America due to the Foundry acquisition. Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM customers, but we believe that international revenues comprise a larger percentage of our total net revenues than the attributed revenues may indicate.
     A significant portion of our revenue is concentrated among a relatively small number of OEM customers. For the three months ended May 2, 2009, three customers each represented ten percent or more of our total net revenues for a combined total of 43% of our total net revenues. For the three months ended April 26, 2008, the same three customers each represented ten percent or more of our total net revenues for a combined total of 65% of our total net revenues. The decrease in the percentage reflects the acquisition of Foundry and its dispersion of revenue among a non-OEM customer base. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM customers and, as a result of the Foundry acquisition, to the U.S. government or individual agencies within the U.S. government. Therefore, the loss of, or a decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers could seriously harm our financial condition and results of operations.
     A majority of our trade receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of May 2, 2009, two customers accounted for 14% and 11%, respectively, of total accounts receivable. As of October 25, 2008, three customers accounted for 30%, 17% and 14%, respectively, of total accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable balances. We have established reserves for credit losses, sales allowances, and other allowances. While we have not experienced material credit losses in any of the periods presented, there can be no assurance that we will not experience material credit losses in the future.
     Gross margin (loss). Gross margin (loss) as stated below is indicated as a percentage of the respective segment net revenues. Gross margin (loss) for the three months ended May 2, 2009 and April 26, 2008 was as follows (in thousands):

	Three Months Ended
	May 2,	% of Net	April 26,	% of Net	Increase/	% Points
	2009	Revenues	2008	Revenues	(Decrease)	Change
Data Storage	$186,290	63.7%	$179,750	61.2%	$6,540	2.5%
IP Products	32,370	25.8%	(794)	(40.1)%	33,164	65.9%
Global Services	41,133	46.6%	26,497	44.7%	14,636	1.9%

Total gross margin	$259,793	51.3%	$205,453	57.9%	$54,340	(6.6)%

     Total gross margin for the three months ended May 2, 2009 increased in absolute dollars by $54.3 million and was 51.3%, a decrease of 6.6 percentage points from 57.9% for the three months ended April 26, 2008. The decrease in total gross margin percentage for the three months ended May 2, 2009 as compared to the three months ended April 26, 2008 was primarily due to the increased mix of IP Products revenue, which carries a lower overall gross margin, increased stock-based compensation expense, and amortization of intangible assets acquired under the Foundry acquisition. For the three months ended May 2, 2009, Data Storage product costs relative to net revenues decreased by 2.5% as compared to the three months ended April 26, 2008. This was primarily the result of a 1.2% decrease in manufacturing costs, a 1.3% decrease in product costs as product mix shifted from higher cost 4 Gigabit platform product to lower cost 8 Gigabit platform product for the three months ended May 2, 2009 as compared to the three months ended April 26, 2008, partially offset by a 0.4% increase in stock-based compensation. For the three months ended May 2, 2009, IP Products costs relative to net revenues decreased by 65.9% as compared to the three months ended April 26, 2008 primarily due to the Foundry acquisition. The gross loss in IP Products for the three months ended April 26, 2008 reflects the former Files operating segment, which has been included within the IP Products reportable segment for the three months ended May 2, 2009. For the three months ended May 2, 2009, Global Services operating costs relative to net revenues decreased by 1.9% as compared to the three months ended April 26, 2008. This was primarily due to a 4.4% decrease in service and support spending relative to net revenues as a result of additional revenue generated from the Foundry and SBS acquisitions, partially offset by a 1.9% increase in stock-based compensation and a 0.6% increase in amortization of intangible assets as a result of the Foundry acquisition.
     Gross margin (loss) for the six months ended May 2, 2009 and April 26, 2008 was as follows (in thousands):

	Six Months Ended
	May 2,	% of Net	April 26,	% of Net	Increase/	% Points
	2009	Revenues	2008	Revenues	(Decrease)	Change
Data Storage	$379,906	63.0%	$361,185	61.2%	$18,721	1.8%
IP Products	50,163	28.3%	(2,060)	(55.0)%	52,223	83.3%
Global Services	72,139	45.9%	42,905	39.3%	29,234	6.6%

Total gross margin	$502,208	53.5%	$402,030	57.2%	$100,178	(3.7)%
     Total gross margin for the six months ended May 2, 2009 increased in absolute dollars by $100.2 million and was 53.5%, a decrease of 3.7 percentage points from 57.2% for the six months ended April 26, 2008. The decrease in total gross margin percentage for the six months ended May 2, 2009 as compared to the six months ended April 26, 2008 was primarily due to the increased mix of IP Products revenue, which carries a lower overall gross margin, increased stock-based compensation expense, and amortization of intangible assets acquired under the Foundry acquisition. For the six months ended May 2, 2009, Data Storage product costs relative to net revenues decreased by 1.8% as compared to the six months ended April 26, 2008. This was primarily the result of a 0.7% decrease in amortization of intangible assets related to the McDATA acquisition and a 1.1% decrease in product costs as product mix shifted from higher cost 4 Gigabit platform product to lower cost 8 Gigabit platform product for the six months ended May 2, 2009 as compared to the six months ended April 26, 2008. For the six months ended May 2, 2009, IP Products costs relative to net revenues decreased by 83.3% as compared to the six months ended April 26, 2008 primarily due to the Foundry acquisition. The gross loss in IP Products for the six months ended April 26, 2008 reflects the former Files operating segment, which has been included within the IP Products reportable segment for the six months ended May 2, 2009. For the six months ended May 2, 2009, Global Services operating costs relative to net revenues decreased by 6.6% as compared to the six months ended April 26, 2008. This was primarily due to an 8.1% decrease in service and support spending relative to net revenues as a result of additional revenue generated from the Foundry and SBS acquisitions, partially offset by a 0.9% increase in stock-based compensation and a 0.6% increase in amortization of intangible assets as a result of the Foundry acquisition.
     Gross margin is primarily affected by average selling price per port, number of ports shipped and cost of revenues. As described above, we expect that average selling prices per port for our products will continue to decline at rates consistent with historical rates of low single digits, unless they are further affected by accelerated pricing pressures, new product introductions by us or our competitors, or other factors that may be beyond our control. We believe that we have the ability to partially mitigate the effect of declines in average selling price per port on gross margins through our product and manufacturing operations cost reductions. However, the average selling price per port could decline at a faster pace than we anticipate. If this dynamic occurs, we may not be able to reduce our costs fast enough to prevent a decline in our gross margins. In addition, we must continue to increase the current volume of ports shipped to maintain our current gross margins. If we are unable to offset future reductions in average selling price per port with reductions in product and manufacturing operations costs, or if as a result of future reductions in average selling price per port, our revenues do not grow, our gross margins would be negatively affected.
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
     Research and development expenses. Research and development (“R&D”) expenses consist primarily of salaries and related expenses for personnel engaged in engineering and R&D activities, fees paid to consultants and outside service providers, nonrecurring engineering charges, prototyping expenses related to the design, development, testing and enhancement of our products, depreciation related to engineering and test equipment, and IT and facilities expenses. The second quarter of fiscal year 2009 consisted of 14 weeks, which is one week more than a typical quarter.
     R&D expenses for the three and six months ended May 2, 2009 and April 26, 2008 were as follows (in thousands):

	May 2,	% of Net	April 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Three months ended	$96,295	19.0%	$61,131	17.2%	$35,164	57.5%
Six months ended	$164,746	17.6%	$119,336	17.0%	$45,410	38.1%
     R&D expenses increased for the three months ended May 2, 2009 as compared to the three months ended April 26, 2008. This increase was primarily due to a $20.5 million increase in salaries and wages, a $2.4 million increase in nonrecurring engineering expenses, a $1.3 million increase in expenses related to IT, facilities and other shared functions, and a $9.8 million increase in stock-based compensation. The increase in salaries and wages and stock-based compensation was primarily the result of headcount growth from the Foundry acquisition and the extra week during the second quarter of our fiscal year 2009, partially offset by the Company 5-day mandatory unpaid time off (“MUTO”). R&D expenses as a percent of total net revenues increased 1.8 percentage points in the three months ended May 2, 2009 compared with the three months ended April 26, 2008.
     R&D expenses increased for the six months ended May 2, 2009 as compared to the six months ended April 26, 2008. This increase was primarily due to a $27.3 million increase in salaries and wages, a $2.5 million increase in expenses related to IT, facilities and other shared functions, and a $12.5 million increase in stock-based compensation. The increase in salaries and wages and stock-based compensation was primarily the result of headcount growth from the Foundry acquisition and the extra week during the second quarter of our fiscal year 2009, partially offset by the Company 5-day MUTO. R&D expenses as a percent of total net revenues increased 0.6 percentage point in the six months ended May 2, 2009 compared with the six months ended April 26, 2008.
     We currently anticipate that R&D expenses, as a percent of revenue, for the three months ending August 1, 2009 will be relatively consistent with the three months ended May 2, 2009.
     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and customer service functions, costs associated with promotional and marketing programs, travel expenses, and IT and facilities expenses. The second quarter of fiscal year 2009 consisted of 14 weeks, which is one week more than a typical quarter.
     Sales and marketing expenses for the three and six months ended May 2, 2009 and April 26, 2008 were as follows (in thousands):

	May 2,	% of Net	April 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Three months ended	$104,898	20.7%	$69,985	19.7%	$34,913	49.9%
Six months ended	$178,064	19.0%	$133,160	18.9%	$44,904	33.7%
     Sales and marketing expenses increased for the three months ended May 2, 2009 as compared to the three months ended April 26, 2008. This increase was primarily due to a $22.4 million increase in salaries and wages, a $2.9 million increase in expenses related to IT, facilities and other shared functions, and an $11.5 million increase in stock-based compensation, offset by a $3.5 million decrease in advertising and conference expense. The increase in salaries and wages and stock-based compensation was primarily the result of headcount growth from the Foundry acquisition and the extra week during the second quarter of our fiscal year 2009, partially offset by the Company 5-day MUTO. Sales and marketing expenses as a percent of total net revenues increased 1.0 percentage point in the three months ended May 2, 2009 compared with the three months ended April 26, 2008.

     Sales and marketing expenses increased in absolute dollars for the six months ended May 2, 2009 as compared to the six months ended April 26, 2008. This increase was primarily due to a $29.4 million increase in salaries and wages, a $4.5 million increase in expenses related to IT, facilities and other shared functions, and a $15.7 million increase in stock-based compensation, offset by a $7.5 million decrease in advertising expense. The increase in salaries and wages and stock-based compensation was primarily the result of headcount growth from the Foundry acquisition and the extra week during the second quarter of our fiscal year 2009, partially offset by the Company 5-day MUTO. Sales and marketing expenses as a percent of total net revenues was relatively unchanged in the six months ended May 2, 2009 compared with the six months ended April 26, 2008.
     We currently anticipate that sales and marketing expenses, as a percent of revenue, for the three months ending August 1, 2009 will be relatively consistent with the three months ended May 2, 2009.
     General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses. The second quarter of fiscal year 2009 consisted of 14 weeks, which is one week more than a typical quarter.
     General and administrative expenses for the three and six months ended May 2, 2009 and April 26, 2008 were as follows (in thousands):

	May 2,	% of Net	April 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Three months ended	$21,295	4.2%	$13,316	3.8%	$7,979	59.9%
Six months ended	$39,683	4.2%	$25,683	3.7%	$14,000	54.5%
     G&A expenses increased for the three months ended May 2, 2009 as compared to the three months ended April 26, 2008. This increase was primarily due to a $6.7 million increase in salaries and wages, a $2.8 million increase in outside services, a $3.1 million increase in stock-based compensation expense, as well as a $1.8 million increase in depreciation and amortization expense, partially offset by a $4.5 million increase in IT and facilities expenses as a result of the Foundry acquisition, which are allocated to other functional groups. The increase in salaries and wages and stock-based compensation was primarily the result of headcount growth from the Foundry acquisition and the extra week during the second quarter of our fiscal year 2009, partially offset by the Company 5-day MUTO. G&A expenses as a percent of total net revenues increased 0.4 percentage point in the three months ended May 2, 2009 compared with the three months ended April 26, 2008.
     G&A expenses increased for the six months ended May 2, 2009 as compared to the six months ended April 26, 2008. This increase was primarily due to a $12.7 million increase in salaries and wages, a $3.9 million increase in outside services, a $5.0 million increase in stock-based compensation expense, as well as a $3.5 million increase in depreciation and amortization expense, partially offset by an $8.3 million increase in IT and facilities expenses as a result of the Foundry acquisition, which are allocated to other functional groups. The increase in salaries and wages and stock-based compensation was primarily the result of headcount growth from the Foundry acquisition and the extra week during the second quarter of our fiscal year 2009, partially offset by the Company 5-day MUTO. G&A expenses as a percent of total net revenues increased 0.5 percentage point in the six months ended May 2, 2009 compared with the six months ended April 26, 2008.
     We currently anticipate that G&A expenses, as a percent of revenue, for the three months ending August 1, 2009 will be relatively consistent with the three months ended May 2, 2009.
     Legal fees associated with indemnification obligations and other related costs, net. These expenses consist of professional legal fees for various matters, including applicable indemnification obligations, defense of the Company in legal proceedings, and actions to pursue claims by the Special Litigation Committee of the Board of Directors. Pursuant to the Company’s charter documents and indemnification agreements, we have certain indemnification obligations to our directors, officers and employees, as well as certain former directors, officers and employees. Pursuant to such obligations and claims filed by the Special Litigation Committee of the Board of Directors, we incurred expenses related to amounts paid to certain former directors, officers and employees of the Company who have been either convicted in criminal proceedings and/or are subject to ongoing SEC and civil actions in connection with Brocade’s historical stock option granting practices. We expect such expenses to be volatile and to increase materially during fiscal year 2009 due to the litigation filed on behalf of the Company by the Special Litigation Committee of the Board of Directors.

     Legal fees associated with indemnification obligations and other related costs, net, for the three and six months ended May 2, 2009 and April 26, 2008 were as follows (in thousands):

	May 2,	% of Net	April 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Three months ended	$19,814	3.9%	$4,789	1.3%	$15,025	313.8%
Six months ended	$39,113	4.2%	$14,448	2.1%	$24,665	170.7%
     Legal fees increased for the three and six months ended May 2, 2009 as compared to the three and six months ended April 26, 2008. This increase was primarily due to an increase in legal expenses in connection with the litigation filed on behalf of the Company by the Special Litigation Committee of the Board of Directors.
     Provision for class action lawsuit. This expense consists of our estimate to resolve our class action lawsuit.
     Provision for class action lawsuit for the three and six months ended May 2, 2009 and April 26, 2008 was as follows (in thousands):

	May 2,	% of Net	April 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Three months ended	$—	—%	$160,000	45.1%	$(160,000)	(100.0)%
Six months ended	$—	—%	$160,000	22.8%	$(160,000)	(100.0)%
     Provision for class action lawsuit decreased for the three and six months ended May 2, 2009 as compared to the three and six months ended April 26, 2008. The $160.0 million in provision for class action lawsuit was based on the preliminary settlement reached between Brocade and the lead plaintiffs for the federal securities class action on May 30, 2008. In December 2008, we deposited $160.0 million into an escrow account on behalf of the plaintiff class to be released upon final approval of the proposed settlement by the Federal District Court. On January 26, 2009, the Federal District Court granted final approval of the settlement.
     Amortization of intangible assets. Amortization of intangible assets for the three and six months ended May 2, 2009 and April 26, 2008 was as follows (in thousands):

	May 2,	% of Net	April 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Three months ended	$21,385	4.2%	$7,909	2.2%	$13,476	170.4%
Six months ended	$34,614	3.7%	$15,818	2.3%	$18,796	118.8%
     During the three and six months ended May 2, 2009, we recorded amortization of intangible assets related to the acquisitions of McDATA, Silverback Systems, Inc., SBS and Foundry. The increase in amortization of intangible assets for the three and six months ended May 2, 2009 as compared to the three and six months ended April 26, 2008 was primarily due to the acquisition of Foundry in December 2008 and SBS in March 2008.
     We account for intangible assets in accordance with SFAS 142. Intangible assets are recorded based on estimates of fair value at the time of the acquisition and identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements).
     Acquisition and integration costs. Acquisition and integration costs for the three and six months ended May 2, 2009 and April 26, 2008 were as follows (in thousands):

	May 2,	% of Net	April 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Three months ended	$2,391	0.5%	$—	—%	$2,391	100.0%
Six months ended	$3,344	0.3%	$—	—%	$3,344	100.0%
     For the three and six months ended May 2, 2009, we recorded acquisition and integration costs primarily for consulting services and other professional fees in connection with our integration of Foundry.
     Restructuring costs and facilities lease benefits, net. Restructuring costs and facilities lease benefits, net, for the three and six months ended May 2, 2009 and April 26, 2008 were as follows (in thousands):

	May 2,	% of Net	April 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Three months ended	$2,329	0.5%	$(477)	(0.1)%	$2,806	588.7%
Six months ended	$2,329	0.2%	$(477)	(0.1)%	$2,806	588.7%
     Restructuring costs and facilities lease benefits, net, increased for the three and six months ended May 2, 2009 as compared to the three and six months ended April 26, 2008. This increase was primarily due to $2.7 million in restructuring costs primarily related to severance payments in connection with the decision to no longer offer our suite of Files products, partially offset by a benefit of $0.3 million related to estimated facilities lease losses, net of expected sublease income, recorded during the three months ended May 2, 2009. This benefit represents a change in estimate associated with the reoccupation of expected sublease space by us. We revised certain estimates and assumptions, including those related to estimated sublease rates, estimated time to sublease the facilities, expected future operating costs, and expected future use of the facilities.
     In-process research and development. We did not record any in-process research and development (“IPR&D”) charge for the three months ended May 2, 2009 and April 26, 2008. IPR&D for the six months ended May 2, 2009 and April 26, 2008 was as follows (in thousands):

	May 2,	% of Net	April 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Six months ended	$26,900	2.9%	$—	—%	$26,900	100.0%
     On December 18, 2008, we completed our acquisition of Foundry, a performance and total solutions provider of network switching and routing. In connection with this acquisition, we recorded a $26.9 million in-process research and development charge (see Note 3, “Acquisitions,” of the Notes to Condensed Consolidated Financial Statements).
     The IPR&D was written off because the acquired technologies had not reached technological feasibility and had no alternative uses. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of the acquisition in December 2008, Foundry was developing new products in multiple product areas that qualify as IPR&D. These efforts included FastIron SuperX Family, FastIron CX, NetIron CER, TurboIron and various other projects. At the time of the acquisition, it was estimated that these IPR&D development efforts would be completed over the following 3 to 7 months at an estimated total cost of $3.9 million. At May 2, 2009, the development efforts were continuing on schedule and within expected costs.
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
     Goodwill and acquisition-related intangible assets impairment. Goodwill and acquisition-related intangible assets impairment for the three and six months ended May 2, 2009 and April 26, 2008 was as follows (in thousands):

	May 2,	% of Net	April 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Three months ended	$53,306	10.5%	$—	—%	$53,306	100.0%
Six months ended	$53,306	5.7%	$—	—%	$53,306	100.0%

     Consistent with prior years, we selected the second fiscal quarter as the period in which the annual goodwill impairment test was to be completed. We completed the first step of the goodwill impairment test and determined that the fair value of the Files business fell below its carrying value. During the second quarter of fiscal year 2009, we made a decision to no longer offer our suite of Files products. After the acquisition of Foundry, Files was combined with ADC to create the ADC operating segment. The integration of Files into the ADC operating segment was at the preliminary stage when the decision was made to cease development of the Files business. Accordingly, we assessed the potential impairment of the goodwill and long-lived assets relating to the Files business on a standalone basis.
     As a result of the goodwill impairment analysis, we determined that all of the goodwill and acquisition-related intangible assets associated with the Files business were impaired. During the three months ended May 2, 2009, we recorded a $53.3 million impairment charge, which is comprised of a non-cash goodwill impairment charge of $45.8 million and a non-cash acquisition-related intangible asset impairment charge of $7.5 million (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements).
     The excess of the fair value of the reporting unit is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities, and identifiable intangibles as if the business were being acquired in a business combination. If the implied fair value in the “pro forma” business combination accounting as described above exceeds the goodwill assigned to the reporting unit, then there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted under the applicable accounting standards.
     Prior to fiscal year 2009, we utilized two methods of estimating the fair values of reporting units, the income approach (“IA”), which utilizes discounted cash flows, and the market approach. As our market capitalization declined and as the technology sector volatility increased, we focused on methods that were more representative of a market participant’s view. As a result, in fiscal year 2009, we relied primarily on the DCF method, using management projections for each reporting unit and risk-adjusted discount rates, as we considered it to be most reflective of a market participant’s view of fair value given the current market conditions.
     The DCF method used at each period-end utilized discount rates that we believe adequately reflect the risk and uncertainty in the technology markets generally and specifically in our internally developed earnings projections.
     Interest and other income (loss), net. Interest and other income (loss), net, for the three and six months ended May 2, 2009 and April 26, 2008 were as follows (in thousands):

	May 2,	% of Net	April 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Three months ended	$90	—%	$7,306	2.1%	$(7,216)	(98.8)%
Six months ended	$(3,721)	(0.4)%	$18,791	2.7%	$(22,512)	(119.8)%
     For the three and six months ended May 2, 2009 as compared to the three and six months ended April 26, 2008, the decrease in interest and other income (loss), net, was primarily related to a decrease in investment balances due to the Foundry acquisition. The decrease in interest and other income (loss), net, for the six months ended May 2, 2009 as compared to the six months ended April 26, 2008 was also due to an increase of $4.4 million in acquisition-related financing charges in the six months ended May 2, 2009.
     Interest expense. Interest expense primarily represents the interest cost associated with our term loan and convertible subordinated debt (see Note 9, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).
     Interest expense for the three and six months ended May 2, 2009 and April 26, 2008 was as follows (in thousands):

	May 2,	% of Net	April 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Three months ended	$(26,398)	(5.2)%	$(1,760)	(0.5)%	$24,638	1,399.7%
Six months ended	$(47,755)	(5.1)%	$(3,281)	(0.4)%	$44,474	1,355.3%
     Interest expense increased for the three months ended May 2, 2009 as compared to the three months ended April 26, 2008 primarily as a result of $26.1 million in interest expense on the term loan and the revolving credit facility which was obtained to finance the Foundry acquisition and the extra week during the second quarter of our fiscal year 2009, partially offset by $2.0 million in capitalization of interest cost in connection with the development of the Company campus during the three months ended May 2, 2009.
     Interest expense increased for the six months ended May 2, 2009 as compared to the six months ended April 26, 2008 primarily as a result of $47.6 million in interest expense on the term loan and the revolving credit facility which was obtained to finance the Foundry acquisition and the extra week during the second quarter of our fiscal year 2009, partially offset by $4.0 million in capitalization of interest cost in connection with the development of the Company campus during the six months ended May 2, 2009.
     We obtained the term loan during the fourth fiscal quarter of 2008. As of May 2, 2009, the carrying value of the outstanding balance of our term loan was $984.0 million. As of May 2, 2009 and April 26, 2008, the carrying value of the outstanding balance of our convertible subordinated debt assumed from the McDATA acquisition was $170.7 million and $168.6 million, respectively.
     Gain (loss) on sale of investments, net. Gain (loss) on sale of investments, net, for the three and six months ended May 2, 2009 and April 26, 2008 was as follows (in thousands):

	May 2,	% of Net	April 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Three months ended	$341	—%	$(4,725)	(1.3)%	$(5,066)	(107.2)%
Six months ended	$(523)	—%	$(6,949)	(1.0)%	$(6,426)	(92.5)%
     We had $0.3 million in gain on sale of investments for the three months ended May 2, 2009 as compared to the $4.7 million in loss on sale of investments for the three months ended April 26, 2008, which was primarily due to a loss of $4.2 million on the sale of our equity investment in a publicly traded company and a loss of $0.5 million on the disposition of portfolio investments at amounts below the carrying value.
     Loss on sale of investments, net, decreased for the six months ended May 2, 2009 as compared to the six months ended April 26, 2008. The $0.5 million in loss on sale of investments for the six months ended May 2, 2009 was due to a loss of $0.5 million on the disposition of portfolio investments at amounts below the carrying value. The $6.9 million in loss on sale of investments for the six months ended April 26, 2008 was due to a loss of $6.0 million on the sale of our equity investment in a publicly traded company and a loss of $0.9 million on the disposition of portfolio investments at amounts below the carrying value.
     The carrying value of our equity investments in non-publicly traded companies at May 2, 2009 and April 26, 2008 was $6.8 million and $5.0 million, respectively.
     Benefit from income taxes. Benefit from income taxes and the effective tax rates for the three and six months ended May 2, 2009 and April 26, 2008 were as follows (in thousands, except effective tax rates):

	Three Months Ended		Six Months Ended
	May 2,	April 26,	May 2,	April 26,
	2009	2008	2009	2008
Benefit from income taxes	$(24,769)	$(201,757)	$(2,741)	$(168,600)
Effective tax rate	28.2%	182.8%	3.0%	293.8%
     Our effective tax rate decreased for the three and six months ended May 2, 2009 as compared to the three and six months ended April 26, 2008 primarily due to the release of the valuation allowance during the three months ended April 26, 2008, and interest and legal expenses resulting in U.S. taxable loss for the three and six months ended May 2, 2009.
     We currently expect the effective tax rate for fiscal year 2009 to be higher than fiscal year 2008. This is a result of the valuation allowance release that created a large benefit in fiscal year 2008. Factors such as the successful integration of Foundry’s international operations and associated structuring could affect the level of our foreign revenues and earnings. As estimates and judgments are used to project such international earnings, the impact to our tax provision could vary if the current planning or assumptions change. Given that the tax rate is driven by several different factors, it is not possible to estimate our future tax rate with a high degree of certainty.
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
     The IRS and other tax authorities regularly examine our income tax returns. In May 2008, the IRS completed its field examination of our federal income tax return for the year ended October 25, 2003 and issued an RAR. The IRS is contesting our transfer pricing for the cost sharing and buy-in arrangements with our foreign subsidiaries. The IRS’ proposed adjustment would offset approximately $306.0 million of our net operating loss carryforwards. The IRS’ proposed adjustment resulted in a tax assessment of approximately $6.4 million, excluding penalties and interest. The IRS may make similar claims against our transfer pricing arrangements in future examinations. In June 2008, we filed a protest with the Appeals Office of the IRS to challenge the IRS’ proposed adjustment and assessment. In addition, the IRS is currently examining our federal income tax returns for the three tax years ended October 28, 2006. Due to the net operating loss and credit carryforwards, our U.S. federal, state, and local income tax returns remain open for examination. We are generally not subject to non-U.S. income tax examinations for years before 2000. In February 2009, the IRS commenced an examination of Foundry’s federal income tax returns for the years ended December 31, 2006 and 2007. We are not aware of any proposed adjustments, but the audit is still ongoing. We believe we have adequate reserves for all open tax years.
     We do not expect resolution of the IRS audit during the next twelve months and accordingly do not expect a material increase or decrease to our unrecognized tax benefits. We believe that our reserves for unrecognized tax benefits are adequate for open tax years.
     Stock-based compensation expense. Stock-based compensation expense for the three and six months ended May 2, 2009 and April 26, 2008 was as follows (in thousands):

	May 2,	% of Net	April 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Three months ended	$40,111	7.9%	$11,176	3.1%	$28,935	258.9%
Six months ended	$58,192	6.2%	$19,648	2.8%	$38,544	196.2%
     Stock-based compensation expense increased for the three and six months ended May 2, 2009 as compared to the three and six months ended April 26, 2008. This increase was primarily due to the acquisition of Foundry in December 2008.
     Stock-based compensation expense was included in the following line items on our Condensed Consolidated Statements of Operations for the three and six months ended May 2, 2009 and April 26, 2008 (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	May 2, 2009	April 26, 2008	May 2, 2009	April 26, 2008
Cost of revenues	$6,825	$2,371	$10,134	$4,863
Research and development	12,329	2,528	17,670	5,152
Sales and marketing	14,684	3,146	20,873	5,131
General and administrative	6,273	3,131	9,515	4,502

Total stock-based compensation	$40,111	$11,176	$58,192	$19,648

Liquidity and Capital Resources

	May 2,	October 25,	Increase/
	2009	2008	(Decrease)
	(in thousands)
Cash and cash equivalents	$222,626	$453,884	$(231,258)
Short-term investments	14,239	152,741	(138,502)
Marketable equity securities	—	177,380	(177,380)
Long-term investments	—	36,120	(36,120)
Restricted cash	—	1,075,079	(1,075,079)

Total	$236,865	$1,895,204	$(1,658,339)

Percentage of total assets	7%	57%
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
     Based on past performance and current expectations, we believe that internally generated cash flows are generally sufficient to support business operations, capital expenditures, contractual obligations, and other liquidity requirements associated with our operations for at least the next twelve months. We expect to repay our convertible subordinated debt due on February 15, 2010 through cash from operations, by drawing on the revolving credit facility or through debt refinancing made available by various foreign and domestic financial institutions, although we cannot be certain whether such financing would be commercially reasonable or on Company-favorable terms. In addition to access to capital markets, we could also monetize certain assets, including our real estate holdings, or slow down the development of our Company campus. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity and the availability of and our requirements for capital resources.
Financial Condition
     Cash and cash equivalents, short-term investments, marketable equity securities, long-term investments and restricted cash as of May 2, 2009 decreased by $1,658.3 million over the balance as of October 25, 2008. For the six months ended May 2, 2009, we used $56.4 million in cash from operating activities, which was lower than our net loss for the six months ended May 2, 2009, as a result of adjustments to net loss for non-cash items related to depreciation and amortization, non-cash compensation expense, asset impairment and in-process research and development, as well as a decrease in inventory, partially offset by the $160.0 million payment of the liability associated with the settlement of the class action lawsuit and a decrease in accounts payable and accrued employee compensation. Days sales outstanding in receivables for the six months ended May 2, 2009 was 51 days, compared with 43 days for the six months ended April 26, 2008.
     Net cash used in investing activities for the six months ended May 2, 2009 totaled $119.3 million and was primarily the result of $1,297.5 million in cash paid in connection with the Foundry acquisition and $73.5 million in purchases of property and equipment, offset by $1,075.1 million in restricted cash released to finance a portion of the Foundry acquisition and $176.6 million in proceeds resulting from maturities and sales of short-term investments and long-term investments.
     Net cash used in financing activities for the six months ended May 2, 2009 totaled $55.3 million and was primarily the result of payment of principal related to the term loan of $75.0 million, payment of senior underwriting fees related to the term loan of $30.5 million, offset by proceeds from the issuance of common stock from ESPP and stock option exercises of $37.2 million and proceeds from the revolving credit facility of $14.1 million.
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
Six Months Ended May 2, 2009 Compared to Six Months Ended April 26, 2008
     Operating Activities. Net cash used in operating activities increased by $254.7 million for the six months ended May 2, 2009 as compared to the six months ended April 26, 2008. The increase was primarily due to net loss in the six months ended May 2, 2009, the $160.0 million payment of the liability associated with the settlement of the class action lawsuit and increased payments with respect to accounts payable and accrued employee compensation during the six months ended May 2, 2009, partially offset by no release of the valuation allowance related to our deferred tax assets in the six months ended May 2, 2009 as in the six months ended April 26, 2008, as well as an increase in adjustments to net loss for non-cash items related to depreciation and amortization, non-cash compensation expense, asset impairment and in-process research and development.
     Investing Activities. Net cash used in investing activities increased by $236.0 million for the six months ended May 2, 2009 as compared to the six months ended April 26, 2008. The increase was primarily due to cash paid in connection with the Foundry acquisition, increased purchases of property and equipment and decreased proceeds from the maturities and sales of investments and marketable equity securities, partially offset by decreased purchases of short-term and long-term investments, and an increase in restricted cash which was released to finance a portion of the Foundry acquisition.
     Financing Activities. Net cash used in financing activities decreased by $61.3 million for the six months ended May 2, 2009 as compared to the six months ended April 26, 2008. The decrease was primarily due to decreased common stock repurchases and increased proceeds from the issuance of common stock from ESPP and stock option exercises and proceeds from the revolving line of credit, partially offset by the payment of principal and senior underwriting fees related to the term loan.
Liquidity
     Manufacturing and Purchase Commitments. We have manufacturing agreements with Foxconn, Sanmina, Flextronics and Celestica, collectively “the CMs,” under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. The required lead time for placing orders with the CMs depends on the specific product. As of May 2, 2009, our aggregate commitment for inventory components used in the manufacture of our products was $213.1 million, which we expect to utilize during future normal ongoing operations, net of a purchase commitments reserve of $28.2 million, as reflected on the Condensed Consolidated Balance Sheet. Although the purchase orders we place with the CMs are cancelable, the terms of the agreements require us to purchase all inventory components not returnable, usable by, or sold to, other customers of the aforementioned contract manufacturers. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.
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
     Income Taxes. We accrue U.S. income taxes on the earnings of our foreign subsidiaries unless the earnings are considered indefinitely reinvested outside of the United States. We intend to reinvest current and accumulated earnings of our foreign subsidiaries for expansion of our business operations outside the United States for an indefinite period of time.
     The IRS and other tax authorities regularly examine our income tax returns. In May 2008, the IRS completed its field examination of our federal income tax return for the year ended October 25, 2003 and issued an RAR. The IRS is contesting our transfer pricing for the cost sharing and buy-in arrangements with our foreign subsidiaries. The IRS’ proposed adjustment would offset approximately $306.0 million of our net operating loss carryforwards. The IRS’ proposed adjustment resulted in a tax assessment of approximately $6.4 million, excluding penalties and interest. The IRS may make similar claims against our transfer pricing arrangements in future examinations. In June 2008, we filed a protest with the Appeals Office of the IRS to challenge the IRS’ proposed adjustment and assessment. In addition, the IRS is currently examining our federal income tax returns for the three tax years ended October 28, 2006. Due to net operating loss and credit carryforwards, our U.S. federal, state, and local income tax returns remain open for examination. We are generally not subject to non-U.S. income tax examinations for years before 2000. In February 2009, the IRS commenced an examination of Foundry’s federal income tax returns for the years ended December 31, 2006 and 2007. We are not aware of any proposed adjustments, but the audit is still ongoing. We believe we have adequate reserves for all open tax years.

     Senior Secured Credit Facility.
          General
          On October 7, 2008, we entered into a credit agreement with the following lenders, Bank of America, N.A., Morgan Stanley Senior Funding, Inc., HSBC Bank USA National Association and Keybank National Association. The credit agreement provides for (i) a five-year $1,100.0 million term loan facility and (ii) a five-year $125.0 million revolving credit facility, which includes a $25.0 million swing line loan subfacility and a $25.0 million letter of credit subfacility.
          The net proceeds of the term loan facility were used to finance a portion of our acquisition of Foundry. In addition to the term loan facility, during the six months ended May 2, 2009, we drew $14.1 million from the $125.0 million revolving credit facility to finance a small portion of the merger. We may draw additional proceeds from the revolving credit facility in the future for ongoing working capital and other general corporate purposes. As of May 2, 2009, $14.1 million was outstanding under the revolving credit facility.
          Loans under the Senior Secured Credit Facility bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 4.0% per annum or the prime lending rate, plus an applicable margin equal to 3.0% per annum. The applicable margin with respect to revolving loans is subject to adjustment based on our consolidated senior secured leverage ratio, as defined in the credit agreement. The LIBOR rate floor is 3.0% per annum and the prime lending rate floor is 4.0% per annum, in each case, for the life of the Senior Secured Credit Facility. For the six months ended May 2, 2009, the weighted-average interest rate on the term loan was 7.0%.
          The proceeds of the term loan were deposited in a restricted securities account pending the closing of the merger and other release conditions, and are reported as long-term restricted cash on the Condensed Consolidated Balance Sheet as of October 25, 2008. On December 19, 2008, the proceeds of the term loan were released from the restricted securities account to fund the merger. As of May 2, 2009, we recorded the current portion of the liability associated with the term loan of $43.6 million, net of the debt discount of $11.4 million, as “Current portion of long-term debt,” and we recorded the long-term portion of the liability associated with the term loan of $940.4 million, net of the debt discount of $29.6 million, as “Long-term debt, net of current portion” on the Condensed Consolidated Balance Sheet.
          We are permitted to make voluntary prepayments at any time (without payment of a premium, other than in the case of a repricing transaction in respect of the term loan facility), and are required to make mandatory prepayments on the term loan (without payment of a premium) with (i) net cash proceeds from non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (ii) net cash proceeds from issuances of debt (other than certain permitted debt), (iii) a percentage of 50% or 0% of our excess cash flow, based on our consolidated senior secured leverage ratio, beginning with the fiscal year ending October 27, 2009, and (iv) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions). We are required to pay quarterly installments on the term loan equal to an aggregate annual amount of 5% of the original principal amount thereof in the first and second year, 10% in the third year, 20% in the fourth year and 60% in the fifth year, with any remaining balance payable on the final maturity date of the term loan. Upon a repricing of the term loan (including through a refinancing) that results in the weighted-average yield or applicable rate of such term loan immediately after such repricing being lower than such yield or rate immediately prior to such repricing, a 2.0% premium is payable during the first year following the closing and a 1.0% premium is payable during the second year following the closing.
          Fees totaling $27.6 million associated with the acquisition have been capitalized as deferred financing costs, with $4.0 million amortized as of May 2, 2009. As of May 2, 2009, the short-term portion of the deferred financing costs was $6.7 million and is reported within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. As of May 2, 2009, the long-term portion of the deferred financing costs was $16.9 million and is reported within other assets on the Condensed Consolidated Balance Sheet. All fees capitalized are related to the term loan facility. The deferred financing costs are being amortized using the effective interest method over the five-year term of the debt.
          Guarantees and Collateral
           The obligations of the Company and its subsidiary guarantors under the Senior Secured Credit Facility and the related guarantees thereunder are secured, subject to customary permitted liens and other agreed upon exceptions, by (i) a first priority pledge of all of the equity interests of each of the Company’s direct and indirect subsidiaries and (ii) a perfected first priority interest in and mortgages on all tangible and intangible assets of the Company and each subsidiary guarantor, except, in the case of a foreign subsidiary, to the extent such pledge would be prohibited by applicable law or would result in materially adverse tax consequences (limited, in the case of a first-tier foreign subsidiary, to 65% of the voting stock and 100% of non-voting stock of such first-tier foreign subsidiary). In addition, the term loan has not been registered with the SEC as of May 2, 2009.
          Covenants
          The credit agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, capital expenditures, prepayment of other indebtedness, redemption or repurchase of subordinated indebtedness, dividends and other distributions. The credit agreement contains financial covenants that require us to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a maximum consolidated senior secured leverage ratio, each as defined in the credit agreement. The credit agreement also includes customary events of default, including cross-defaults on our material indebtedness and change of control. We were in compliance with all applicable covenants as of May 2, 2009.
     The majority of our outstanding debt is related to the financing of the Foundry acquisition, the costs and expenses related to the merger, and the ongoing working capital and other general corporate purposes of the combined organization after consummation of the merger. We have the following resources available to obtain short-term or long-term financing, if we need additional liquidity, as of May 2, 2009 (in thousands):

	Original Amount	May 2, 2009		October 25, 2008
	Available	Used	Available	Used	Available
Revolving credit facility	$125,000	$14,050	$110,950	$—	$125,000

Total	$125,000	$14,050	$110,950	$—	$125,000

Contractual Obligations
     The following table summarizes our contractual obligations, including interest expense, and commitments as of May 2, 2009 (in thousands):

		Less than						More than
	Total	1 Year		1—3 Years		3—5 Years		5 Years
Contractual Obligations:
Term loan (1)	$1,269,318		$124,471		$372,472		$772,375		$—
Convertible subordinated debt (1)	176,381		176,381		—		—		—
Revolving credit facility (1)	14,055		14,055		—		—		—
Non-cancelable operating leases (2)	117,336		44,247		34,630		17,208		21,251
Purchase commitments, gross (3)	213,082		213,082		—		—		—
Company campus capital expenditures (4)	95,200		90,749		4,451		—		—

Total contractual obligations	$1,885,372		$662,985		$411,553		$789,583		$21,251

Other Commitments:
Standby letters of credit	$2,001	$	n/a	$	n/a	$	n/a	$	n/a

Guarantee	$1,015	$	n/a	$	n/a	$	n/a	$	n/a

Unrecognized tax benefits and related accrued interest (5)	$154,078	$	n/a	$	n/a	$	n/a	$	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments, but does not include any fair value adjustments or discount.

(2)	Amount excludes contractual sublease income of $33.1 million, which consists of $5.0 million to be received in less than 1 year, $8.1 million to be received in 1 to 3 years, $8.4 million to be received in 3 to 5 years and $11.6 million to be received in more than 5 years.

(3)	Amount reflects total gross purchase commitments under our manufacturing agreements with third-party contract manufacturers. Of this amount, we have accrued $28.2 million for estimated purchase commitments that we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.

(4)	Amount reflects $95.2 million in capital expenditures in connection with the development of the corporate campus. Including the costs incurred to date of $136.7 million, the total contractual obligation on the Company campus is approximately $231.9 million.

(5)	As of May 2, 2009, we had a liability for gross unrecognized tax benefits of $149.2 million and a net accrual for the payment of related interest and penalties of $4.8 million, none of which is expected to be paid within one year. We are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
     Share Repurchase Program. As of November 29, 2007, our Board of Directors authorized a total of $800.0 million for the repurchase of our common stock. Purchases have been made, from time to time, in the open market or by privately negotiated transactions and have been funded from available working capital. The number of shares purchased and the timing of purchases have been based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. During the third fiscal quarter of 2008, we suspended our share repurchase program due to the then pending Foundry acquisition. We are prioritizing our use of cash for debt repayment following the close of the Foundry acquisition. As such, we made no share repurchases for the three months ended May 2, 2009. Approximately $414.1 million remains authorized for future repurchases under this program as of May 2, 2009.
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
     Our management believes that there have been no material changes to our critical accounting policies and estimates during the six months ended May 2, 2009 as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 25, 2008, with the exception of our accounting policy for fair value measurement as described in Note 2, “Summary of Significant Accounting Policies” and Note 7, “Fair Value Measurements,” and our accounting policy for revenue recognition as described below.
     Revenue recognition and allowances for sales allowances, sales programs and doubtful accounts. Certain of our products are integrated with software that is essential to the functionality of the equipment. Additionally, we provide unspecified software upgrades and enhancements related to the equipment through our maintenance contracts for most of our products. Accordingly, we account for revenue from these products in accordance with SOP 97-2 and all related interpretations. For sales of products where software is incidental to the equipment, including products acquired from Foundry, we apply the provisions of SAB 104 and all related interpretations. Product revenue is generally recognized when all of the following criteria have been met:
•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred;

•	The fee is fixed or determinable; and

•	Collection is probable.
     Products related to our acquisition of Foundry are generally accounted for under SAB 104. As we introduce products based on Foundry’s technology, which are determined to include software that is essential to the functionality of the equipment, then such new products will be accounted for using SOP 97-2 and all related interpretations.
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
     We reduce revenue for estimated sales allowances, sales programs, and other allowances at the time of shipment. Sales allowances, sales programs, and other allowances are estimated based on historical sales levels, the timing and magnitude of historical sales returns, claims under sales programs and other allowances, and a projection of this experience into the future. In addition, we maintain allowances for doubtful accounts, which are also accounted for as a reduction in revenue, for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable, historical collection patterns, customer concentrations, customer creditworthiness, current economic trends, changes in customer payment terms and practices, and customer communication when evaluating the adequacy of the allowance for doubtful accounts. If actual sales returns, sales programs, and other allowances exceed our estimates, or if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and charges may be required.
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
     Customer support services are offered under renewable, fee-based contracts which provide customers with hardware repair and replacement parts, access to technical assistance, and unspecified software updates and upgrades on a when-and-if available basis. Revenue from customer support services contracts is deferred and recognized ratably over the contractual support period, in accordance with FTB 90-1. Customer support services contracts are typically one to five years in length.
     Professional services are offered under fee-based contracts or as part of multiple-element arrangements. Professional services revenue is recognized when services are completed. Training revenue is recognized upon completion of the training.

     Our multiple-element product offerings include computer hardware and software products and support services. We also sell certain software products and support services separately. For certain of our products, software is generally essential to the functionality of our hardware products, and are, therefore, accounted for in accordance with SOP 97-2. We allocate revenue to each element in a multiple-element arrangement based upon vendor-specific objective evidence (“VSOE”) of the fair value of the element, or if VSOE is not available for the delivered element, by application of the residual method. In the application of the residual method, we allocate revenue to the undelivered elements based on VSOE for those elements and allocate the residual revenue to the delivered elements. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each element. Changes in the inability to determine VSOE for an undelivered element in a multiple-element arrangement may affect the timing of revenue recognition. For sales of products that contain multiple elements and where software is incidental, we apply the provisions of EITF 00-21 to determine the separate units of accounting that exist within the arrangement. If more than one unit of accounting exists, the arrangement consideration is allocated to each unit of accounting using either the relative fair value method or the residual fair value method as prescribed by EITF 00-21. Revenue is recognized for each unit of accounting when all the revenue recognition criteria have been met for that unit of accounting.
Recent Accounting Pronouncements
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” which was subsequently amended in April 2009 by FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” SFAS 141R requires the acquirer in a business combination to recognize assets and liabilities assumed at their fair values and to recognize acquisition-related costs separately from the acquisition. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. SFAS141R will be effective for us in fiscal year 2010, with early adoption prohibited. We expect the implementation of SFAS 141R will have an impact on our financial position and results of operations, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date of November 1, 2009.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are currently assessing the impact of SFAS 160, but do not expect the adoption to have a material impact on our financial position, results of operations, and cash flows.
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
     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and will be adopted by us in the first quarter of fiscal year 2010 as it applies to our convertible subordinated debt. We expect FSP APB 14-1 to have an impact on our statement of financial position.
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
     In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008, and will be adopted by us in the first quarter of fiscal year 2010. We expect EITF 08-7 will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the intangible assets purchased after the effective date of November 1, 2009.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for interim and annual reporting periods ending after June 15, 2009, and will be adopted by us in the third quarter of fiscal year 2009. The adoption of FSP 115-2/124-2 is not expected to have a significant impact on our financial position and results of operations.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP 107-1/APB 28-1 requires interim disclosure regarding the fair value of financial instruments that are within the scope of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” as amended. Additionally, FSP 107-1/APB 28-1 requires interim disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments as well as changes in methods and significant assumptions, if any, during the period. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim and annual reporting periods ending after June 15, 2009, and will be adopted by us in the third quarter of fiscal year 2009. Because FSP 115-2/124-2 only requires additional disclosure, the adoption of FSP 115-2/124-2 does not impact our financial position and results of operations.
Off-Balance Sheet Arrangements
     As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of May 2, 2009, we were not involved in any material unconsolidated SPEs.
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
     We are exposed to changes in interest rates as a result of our borrowings under our term loan. Based on outstanding indebtedness of $984.0 million under our term loan as of May 2, 2009, if market rates average 1% higher over the remaining term of the debt, our interest expense would increase by approximately $32.2 million. Conversely, as of May 2, 2009, the weighted-average interest rate on the term loan was 7.0% which represents the minimum interest rate under the credit agreement.
     Based on outstanding indebtedness of $1.1 billion under our term loan as of October 25, 2008, if market rates average 1% higher over the remaining term of the debt, our interest expense would increase by approximately $43.2 million. Conversely, if market rates average 1% lower over the remaining term of the debt, our interest expense would decrease by approximately $43.2 million.
     Our convertible subordinated debt is subject to a fixed interest rate and may be converted into common stock based on a fixed conversion ratio. As of May 2, 2009, the approximate aggregate fair value of the outstanding convertible subordinated debt was $168.0 million. We estimated the fair value of the outstanding convertible subordinated debt by using the high and low prices per $100 of the Company’s 2.25% Notes as of the last day of trading for the second fiscal 2009 quarter, which were both $97.38. As of October 25, 2008, the approximate aggregate fair value of the outstanding convertible subordinated debt was between $155.5 million and $155.3 million. We estimated the fair value of the outstanding convertible subordinated debt by using the high and low prices per $100 of the Company’s 2.25% Notes as of the last day of trading for the fourth fiscal 2008 quarter, which were $90.13 and $90.00, respectively.
     Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at five major financial institutions in the United States. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. The following table presents the hypothetical changes in fair values of our investments as of May 2, 2009 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			As of	Given an Interest Rate
	Decrease of X Basis Points			May 2,	Increase of X Basis Points
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2009	50 BPS	100 BPS	150 BPS
Corporate bonds and notes	$14,213	$14,207	$14,201	$14,239	$14,111	$14,104	$14,097

Total	$14,213	$14,207	$14,201	$14,239	$14,111	$14,104	$14,097

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
     The following table (in thousands) presents our cash equivalents and short-term investments subject to interest rate risk and their related weighted-average interest rates as of May 2, 2009. Carrying value approximates fair value.

		Weighted-Average
	Amount	Interest Rate
Cash and cash equivalents	$222,626	0.16%
Short-term investments	14,239	3.73%

Total	$236,865	0.38%
Foreign Currency Exchange Rate Risk
     We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the six months ended May 2, 2009 were the Euro, the Japanese Yen, the British Pound and the Singapore Dollar. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. As such, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures. Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge.
     As of May 2, 2009, we held $11.2 million in cash flow derivative instruments. The maximum length of time over which we are hedged as of May 2, 2009 is through November 6, 2009. As of October 25, 2008, we held $18.5 million in cash flow derivative instruments. The maximum length of time over which we were hedged as of October 25, 2008 was through May 4, 2009.
Equity Price Risk
     We are also exposed to equity price risk inherent in our portfolio of publicly traded equity securities, which had an estimated fair value of $182.3 million at October 25, 2008 and were comprised of the 14.0 million shares of Foundry common stock we held for the period then ended (see Note 6, “Investments and Equity Securities,” of the Notes to Condensed Consolidated Financial Statements). As of May 2, 2009, we had no publicly traded equity securities and no marketable equity securities. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other-than-temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes. The aggregate cost of our equity investments in non-publicly traded companies was $6.8 million at May 2, 2009 and October 25, 2008.
     Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On May 1, 2009, the last business day of our second fiscal quarter of 2009, the last reported sale price of our common stock on the NASDAQ Global Select Market was $5.93 per share.
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
     (b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended May 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
The slowdown in the domestic and global economies may increasingly adversely affect Brocade’s operating results and financial condition.
     The domestic and global economies are undergoing a period of significant slowdown. This slowdown has resulted in reduced demand for information technology, including high-performance data networking solutions, and may continue to reduce demand further. Information technology spending has historically declined as general economic and market conditions have worsened, and as the domestic or global economy continues to undergo a significant downturn, or if our customers believe such a downturn will continue for a sustained period, our customers may likely further reduce their information technology spending and future budgets. We are particularly susceptible to reductions in information technology spending because the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Future delays or reductions in information technology spending, domestically and/or internationally, could harm our business, results of operations and financial condition in a number of ways, including longer sales cycles, increased inventory provisions, increased production costs, lowered prices for our products and reduced sales volumes. Similarly, as our suppliers face challenges in obtaining credit or otherwise in operating their businesses, they may become unable to continue to offer the materials we use to manufacture our products. These events have caused, and may cause further, reductions in our revenue, profitability and cash flows, increased price competition, increased operating costs and longer fulfillment cycles and exacerbate many other risks noted in this Form 10-Q, which adversely affect our business, results of operations and financial condition.
     Given the current uncertainty about the extent and duration of the global financial slowdown, it is increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could cause us to produce excess products that would increase our inventory carrying costs and result in obsolete inventory. Alternatively, this forecasting difficulty could cause a shortage of products or materials used in our products that would result in our inability to satisfy demand for our products and a loss of market share.
     The recent economic downturn has also significantly affected financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing. Circumstances may arise in which Brocade needs, or desires, to raise additional capital. Such capital may not be available on commercially reasonable terms, or at all, which in turn could adversely affect Brocade’s financial condition.
Technological convergence and industry consolidation may adversely affect Brocade’s market opportunities and operating results.
     Convergence and consolidation trends within the information technology industry are beginning to blur the silos that have historically existed between computing, networking and storage markets and technologies. These trends are shifting long-standing industry partnerships/alliances, go-to-market routes, technology models and represent risks for Brocade. For example, the ongoing development of new networking protocols known as Fibre Channel over Ethernet (“FCoE”) and Converged Enhanced Ethernet (“CEE”) are designed to merge storage and IP network traffic inside of data centers. Brocade recently introduced new products that support FCoE/CEE. Earlier and wider adoption of FCoE/CEE than is currently projected by Brocade and other industry experts, however, may negatively impact Brocade’s core businesses, namely its Fibre Channel-based hardware and software. Another example is Cisco’s recent announcement of its entry into the blade server market, which could impact how next-generation data centers and data center networks are architected.
     The industry is also experiencing a significant amount of consolidation that pose various risks to Brocade. For example, Oracle’s proposed acquisition of Sun Microsystems may threaten or eliminate a route-to-market through an OEM. In addition, Broadcom’s proposed acquisition of Emulex Corporation (“Emulex”) may strengthen Emulex’s ability to compete with Brocade in the host bus adapter market as well as other markets in which Brocade competes. Our partners and competitors could also combine or enter into strategic partnerships. The above examples and additional industry consolidation may severely impact key existing Brocade partnerships and disrupt go-to-market routes and market opportunities.
Brocade incurred substantial indebtedness to finance the acquisition of Foundry that decreases Brocade’s business flexibility and access to capital, and increases its borrowing costs, which may adversely affect Brocade’s operations and financial results.
     Upon completion of the acquisition of Foundry, Brocade increased its indebtedness by approximately $1.1 billion, which is substantially greater than its indebtedness prior to the acquisition. The financial and other covenants agreed to by Brocade in connection with such indebtedness and the increased indebtedness and higher debt-to-equity ratio of Brocade in comparison to that of Brocade on a recent historical basis will have the effect, among other things, of reducing the flexibility of Brocade to respond to changing business and economic conditions and increasing borrowing costs, and may adversely affect Brocade’s operations and financial results. The increased indebtedness may also adversely affect Brocade’s ability to access sources of capital, incur certain liens or engage in certain types of sale and leaseback transactions. Certain types of financing or other transactions may also require Brocade to seek an amendment or waiver under its Senior Secured Credit Facility. Any such amendment or waiver may require a demand payment to our debt holders or may not be available on commercially reasonable terms, if at all. In addition, our failure to comply with these covenants could result in a default under the Senior Secured Credit Facility and our other debt, which could permit the holders to accelerate such debt or demand payment in exchange for a waiver of such default. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt. The current debt under the Senior Secured Credit Facility has a floating interest rate and an increase in interest rates may negatively impact Brocade’s financial results. The mandatory debt repayment schedule on the Senior Secured Credit Facility and the maturity of the existing convertible subordinated debt in fiscal year 2010 may negatively impact Brocade’s cash position and reduce Brocade’s financial flexibility. In addition, any changes by rating agencies to Brocade’s credit rating in connection with such indebtedness may negatively impact the value and liquidity of Brocade’s debt and equity securities and Brocade’s ability to access sources of capital.
Intense competition in the market for networking solutions could prevent Brocade from maintaining or increasing revenue, profitability and cash flows with respect to its networking solutions.
     The market for data and storage networking solutions is intensely competitive. In particular, Cisco maintains a dominant position in the data networking market and several of its products compete directly with Brocade’s products. Purchasers of networking solutions may choose Cisco’s products because of its longer operating history, broader product line and strong reputation in the networking market. In addition, Cisco may develop new technologies that directly compete with the combined company’s products or render its products obsolete.
     Brocade also competes with other companies, such as 3Com Corporation, Alcatel-Lucent, Enterasys Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Force10 Networks, Inc., Hewlett-Packard Company, Huawei Technologies Co. Ltd., Juniper Networks, Inc. and Nortel Networks Corporation. Some of Brocade’s current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Brocade also faces significant competition from providers of Fibre Channel switching products for interconnecting servers and storage. These principal competitors include Cisco and QLogic Corporation. Brocade also faces other competitors in markets adjacent to the SAN market, such as Cisco and F5 Networks, Inc. in the File Management market and QLogic and Emulex in the Server Connectivity or HBA market.
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
Brocade’s future revenue growth depends on the Company’s ability to introduce new products and services on a timely basis and achieve market acceptance of these new products and services.
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
     Brocade has introduced a significant number of new products in recent history, including products across its family of Data Center Infrastructure solutions, which accounts for a substantial portion of Brocade’s revenues. Recent product introductions include the Brocade DCX™ Backbone, the first in a new class of high-performance data center networking products designed to address the demanding requirements of the evolving data center. Recent product introductions by Foundry include the FastIron WS compact edge switch, a solution for secure and unified campus-wide convergence, and the NetIron CES 2000 Series, a compact one-rack unit edge/aggregation switch. Brocade also announced its HBAs, product offerings in the Server Connectivity market, in fiscal year 2008. Market adoption of Brocade’s HBA product offerings is still early in the acceptance process and remains to be determined.
     Developing new offerings requires significant upfront investments that may not result in revenue for an extended period of time, if at all. Brocade must achieve widespread market acceptance of Brocade’s new product and service offerings on a timely basis in order to realize the benefits of Brocade’s investments. In addition, Brocade’s plans to sell its offerings through new channels also requires market acceptance to be successful. For example, in April 2009 Brocade announced an expanded relationship with IBM whereby IBM will rebrand and sell a set of Brocade enterprise IP networking products through the IBM global sales force and authorized IBM business partners, extending the existing relationship between Brocade and IBM for storage area networking products. This expanded relationship also requires Brocade to make certain significant upfront investments, which costs may not be recovered or provide the desired return on investment if the anticipated benefits of the expanded relationship are not ultimately successful.
     The success of Brocade’s product and service offerings depends on numerous factors, including its ability to:
•	Properly define the new products and services;

•	Timely develop and introduce the new products and services;

•	Differentiate Brocade’s new products and services from its competitors’ technology and product offerings;

•	Address the complexities of interoperability of Brocade’s products with its installed base, OEM partners’ server and storage products and its competitors’ products; and

•	Maintain high levels of product quality and reliability.
Various factors impacting market acceptance are outside of Brocade’s control, including the following:
•	The availability and price of competing products and alternative technologies;

•	The cost of certain product subcomponents, which could reduce Brocade’s gross margins;

•	Product qualification requirements by Brocade’s OEM partners, which can cause delays in the market acceptance;

•	The timing of the adoption of new industry standards relative to Brocade’s development of new technology and products;

•	The ability of its OEM partners to successfully distribute, support and provide training for its products; and

•	Customer acceptance of Brocade products in light of the Foundry acquisition.
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
     Brocade believes that the acquisition of Foundry will result in certain benefits, including broader addressable market opportunities, product innovations, and operational efficiencies. However, Brocade’s ability to realize these anticipated benefits depends on successfully combining the businesses of Brocade and Foundry. The combined company may fail to realize the anticipated benefits of the merger for a variety of reasons, including the following:
•	Failure of customers to accept new products or to continue as customers of the combined company;

•	Failure to successfully manage relationships with original equipment manufacturers, end-users, distributors and suppliers;

•	Failure to successfully streamline Brocade’s IP networking reseller channel;

•	Failure to retain key employees;

•	Failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company;

•	Failure to successfully develop new products and services on a timely basis that address the market opportunities of the combined company;

•	Failure to compete effectively against companies already serving the broader market opportunities expected to be available to the combined company;

•	Failure to qualify the combined company’s products with OEM customers on a timely basis, or at all;

•	Failure to successfully consolidate its third-party contract manufacturing, streamline its supply chain, and reduce product costs while maintaining the ability to sell qualified SAN and IP Networking products to its combined customer base, including United States government customers;

•	Failure to consolidate the combined company’s professional services and customer support organizations;

•	Failure to successfully integrate and harmonize financial reporting and information technology systems of Brocade and Foundry; and

•	The integration of Foundry into Brocade may result in significant expenses and accounting charges that adversely affect Brocade’s operating results and financial condition.
     The challenges of integrating Foundry could disrupt the combined company’s ongoing business, distract its management’s focus from other opportunities and challenges, and increase the combined company’s expenses and working capital requirements. The actual integration may also result in unforeseen expenses or delays. If Brocade is not able to successfully integrate Foundry’s business and operations, or if there are delays or greater costs than expected in combining the businesses, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected.
Brocade has a high concentration of customers, including a limited number of OEM partners, which it relies on for a substantial portion of its revenues. The loss of any of these customers or OEM partners or a decrease in their purchases could significantly reduce Brocade’s revenues and negatively affect Brocade’s financial results.
     Brocade depends on recurring purchases from a limited number of large OEM partners for a substantial portion of its revenues. As a result, these large OEM partners have a significant influence on Brocade’s quarterly and annual financial results. For fiscal years 2008, 2007 and 2006, the same three customers each represented ten percent or more of Brocade’s total net revenues for a combined total of 65%, 68% and 73%, respectively. Brocade’s agreements with its OEM partners are typically cancelable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. Brocade’s OEM partners could also elect to reduce, or rebalance, the amount they purchase from Brocade and increase the amount purchased from Brocade’s competitors. Also, one or more of Brocade’s OEM partners could elect to consolidate or enter into a strategic partnership with one of its competitors, which could have the effect of reducing or eliminating Brocade’s future revenue opportunities with that OEM partner. Brocade anticipates that its revenues and operating results will continue to depend on sales to a relatively small number of OEM partners. The loss of any one significant OEM partner, or a decrease in the level of sales to any one significant OEM partner, or unsuccessful quarterly negotiation on key terms, conditions or timing of purchase orders placed during a quarter, would likely cause serious harm to Brocade’s business and financial results.
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
     The loss of continued orders from any of Brocade’s more significant customers, such as the U.S. government or individual agencies within the U.S. government, or companies within the financial services sector, could also cause our revenue and profitability to suffer. For example, if we are unable to offer qualified products to such government customers due to governmental procurement regulations and requirements with respect to country of origin designation, our government orders could decrease, which would negatively impact our revenue and operating results. In addition, our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products. In addition, a change in the mix of our customers, or a change in the mix of direct and indirect sales, could adversely affect our revenue and gross margins.
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
     Brocade carries a substantial amount of acquired intangible assets and goodwill on its balance sheet. Our determination of fair value of long-lived assets relies on management’s assumptions of our future revenues, operating costs, and other relevant factors. In response to changes in industry and market conditions, Brocade may be required to realign its resources strategically and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in, or dispose of, or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third-parties who were resellers or users of discontinued products. Similarly, if management’s estimates of future operating results change or if there are changes to other assumptions such as the discount rate applied to future cash flows, the estimate of the fair value of our reporting units could change significantly, which could result in goodwill impairment charges. Brocade’s estimates with respect to the useful life or ultimate recoverability of Brocade’s carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. For example, during the three months ended May 2, 2009, Brocade recorded a non-cash $53.3 million impairment charge in connection with the decision to no longer offer Brocade’s suite of Files products.
     Brocade’s estimates relating to the liabilities for excess facilities are also affected by changes in real estate market conditions. In addition, we have made investments in certain private companies which could become impaired if the operating results of those companies change adversely. Brocade is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings.
Brocade may be subject to intellectual property infringement claims and litigation that are costly to defend and/or settle, and that could limit Brocade’s ability to use certain technologies in the future. Additionally, Brocade may be found by a court to infringe on intellectual property rights of others, which may result in significant damage and cost awards against Brocade, and may result in injunctions against Brocade prohibiting further infringement.
     Companies in the data and networking industries in which Brocade competes are frequently subject to claims and related litigation regarding patent and other intellectual property rights. For example, some companies claim extensive patent portfolios that may apply to the networking industry. As a result of the existence of a large number of patents and the rate of issuance of new patents in the networking industry, and the movement of engineers and other employees between various companies, it is practically impossible for a company to determine in advance whether a product or any of its components may infringe upon intellectual property rights that may be claimed by others. From time to time, third-parties have asserted patent, copyright and trade secret rights to technologies and standards that are important to us. Additionally, third-parties may in the future assert claims or initiate litigation against Brocade or its manufacturers, suppliers or customers alleging infringement of their intellectual property rights with respect to Brocade’s existing or future products. Brocade and Foundry have in the past incurred, and the combined company is currently incurring and will in the future incur, substantial expenses in defending against such third-party claims. Due to its acquisition of Foundry, Brocade is involved in intellectual property-related disputes, including lawsuits with Enterasys Networks, Inc., Network-1 Security Solutions, Inc., and Chrimar Systems, Inc. Brocade may also inherit intellectual property-related disputes from acquisitions of other companies, products or technologies. In addition, Brocade may be subject to indemnification obligations with respect to infringement of third-party intellectual property rights pursuant to Brocade’s agreements, or Foundry or other acquired company agreements, with OEM partners or customers. In the event of a determination adverse to Brocade, it could incur substantial monetary liability and be required to change its business practices. Either of these could have a material adverse effect on Brocade’s financial position, results of operations, or cash flows.
     A number of companies have developed a licensing program in an attempt to realize revenue from their patent portfolios. Some of these companies have contacted Brocade regarding a license, and others may be expected to contact Brocade in the future. Any asserted license demand can require considerable effort and expense to review and respond. Moreover, a refusal by Brocade to a license request could result in threats of litigation or actual litigation, which, if or when initiated, could harm Brocade’s business.
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
     The average selling price for Brocade’s products has declined in the past, and Brocade expects it to continue to decline in the future as a result of changes in broader macroeconomic factors, product mix, competitive pricing pressure, increased sales discounts, new product introductions by Brocade or Brocade’s competitors, the entrance of new competitors and other factors. Price declines may increase as competitors ramp up product releases that compete with Brocade’s products. Furthermore, as a result of cautious capital spending in the technology sector, coupled with broader macroeconomic factors, both we and our competitors may pursue more aggressive pricing strategies in an effort to maintain sales levels. If Brocade is unable to offset any negative impact that changes in broader macroeconomic factors, product mix, competitive pricing pressures, increased sales discounts, enhanced marketing programs, new product introductions by Brocade or Brocade’s competitors, or other factors may have on its average selling price by increasing the volume of products shipped or reducing product manufacturing cost, Brocade’s total revenues and gross margins will be negatively impacted.
     In addition, to maintain Brocade’s gross margins, Brocade must maintain or increase the number of products shipped, develop and introduce new products and product enhancements, and continue to reduce the manufacturing cost of Brocade’s products. While Brocade has successfully reduced the cost of manufacturing Brocade’s products in the past, Brocade may not be able to continue to reduce cost of production at historical rates. Moreover, most of Brocade’s expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, Brocade may not be able to decrease its spending quickly enough or in sufficient amounts to offset any unexpected shortfall in revenues. If this occurs, Brocade could incur losses and Brocade’s operating results and gross margins could be below expectations. Additionally, Brocade’s gross margins may be negatively affected by fluctuations in manufacturing volumes, component costs, the mix of product configurations sold and the mix of distribution channels through which its products are sold. For example, Foundry generally realized higher gross margins on direct sales to an end-user than on sales through its resellers or to its OEMs. As a result, any significant shift in revenue through Foundry’s resellers or to OEMs could harm our gross margins. In addition, if product or related warranty costs associated with Brocade’s products are greater than we have experienced, Brocade’s gross margins may also be adversely affected. Finally, increased costs resulting from higher than anticipated oil prices and the volatility of the value of the U.S. dollar may affect the costs of components used in Brocade’s products and negatively affect Brocade’s gross margins.
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
     Brocade’s ability to accurately forecast demand also may become increasingly more difficult as Brocade enters new or adjacent markets, begins phasing out certain products, or acquires other companies or businesses. Forecasting demand for new or adjacent markets, particularly where the markets are not yet well-established, may be highly speculative and uncertain. For products that are nearing end of life or are being replaced by new versions, it may be difficult to forecast how quickly to decrease production on the older products and ramp up production on the new products. Acquired companies or businesses may offer less visibility into demand than Brocade typically has experienced, may cause customer uncertainty regarding purchasing decisions, and may use different measures to evaluate demand that are less familiar to Brocade and thus more difficult to accurately predict.
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
     In the past, Foundry has experienced delays in product shipments from its contract manufacturers and OEMs, which in turn delayed product shipments to its customers. In addition, certain of Brocade’s IP networking product families require a long manufacturing lead time, which may result in delayed shipments. Brocade may in the future experience similar delays or other problems, such as inferior quality, insufficient quantity of product, or acquisition by a competitor or business failure of any of our OEMs, any of which could harm Brocade’s business and operating results.
Brocade has extensive international operations, which subjects it to additional business risks.
     A significant portion of Brocade’s sales occur in international jurisdictions. In addition, Brocade’s contract manufacturer has significant operations in China. Brocade plans to continue to expand its international operations and sales activities in addition to the establishment of its new limited manufacturing facility in Eastern Europe. Foundry’s international sales have primarily depended on its resellers, including Pan Dacom GmbH in Europe, Stark Technology Inc. in Taiwan and Samsung Corporation in Korea. The failure of Foundry’s international resellers to sell our products could limit our ability to sustain and grow our revenue. Expansion of international operations will involve inherent risks that Brocade may not be able to control, including:
•	Supporting multiple languages;

•	Recruiting sales and technical support personnel with the skills to design, manufacture, sell and support Brocade’s products;

•	Complying with governmental regulation of encryption technology and regulation of imports and exports, including obtaining required import or export approval for our products;

•	Increased complexity and costs of managing international operations;

•	Increased exposure to foreign currency exchange rate fluctuations;

•	Commercial laws and business practices that favor local competition;

•	Multiple, potentially conflicting, and changing governmental laws, regulations and practices, including differing export, import, tax, labor, anti-bribery and employment laws;

•	Longer sales cycles and manufacturing lead times;

•	Difficulties in collecting accounts receivable;

•	Reduced or limited protection of intellectual property rights;

•	Managing a development team in geographically disparate locations, including China and India;

•	More complicated logistics and distribution arrangements; and

•	Failure to manage expansion effectively could seriously harm Brocade’s business, financial condition and prospects.
     In addition, international political instability may halt or hinder Brocade’s ability to do business and may increase Brocade’s costs. Various events, including the occurrence or threat of terrorist attacks, increased national security measures in the United States and other countries, and military action and armed conflicts, may suddenly increase international tensions. In addition, concerns about other international crises, including potential pandemics such as the H1N1 flu (swine flu) virus, may have an adverse effect on the world economy and could adversely affect Brocade’s business operations or the operations of Brocade’s OEM partners, contract manufacturers and suppliers.
     To date, no material amount of Brocade’s international revenues and cost of revenues have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make Brocade’s products more expensive and, thus, not competitively priced in foreign markets. Additionally, a decrease in the value of the U.S. dollar relative to foreign currencies could increase Brocade’s operating costs in foreign locations. In the future, a larger portion of Brocade’s international revenues may be denominated in foreign currencies, which will subject Brocade to additional risks associated with fluctuations in those foreign currencies. In addition, Brocade may be unable to successfully hedge against any such fluctuations.
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
     Brocade purchases certain key components used in the manufacture of its products from single or limited sources. Brocade purchases certain application-specific integrated circuits (“ASICs”) from a single source, and Brocade purchases microprocessors, certain connectors, small form-factor pluggable transceivers, logic chips, power supplies and programmable logic devices from limited sources. Our principal limited or sole-sourced components for our classic IP networking products include high-speed dynamic and static random access memories, commonly known as DRAMs and SRAMs, ASICs, printed circuit boards, optical components, packet processors, switching fabrics, microprocessors and power supplies. Proprietary ASICs used in the manufacture of our products are purchased from sole sources and may not be readily available from other suppliers as the development period required to fabricate these ASICs can be lengthy. In addition, more recent IP networking product families integrate customizable network processors from sole source suppliers such as Marvell Technology Group Ltd. We acquire these components through purchase orders and have no long-term commitments regarding supply or pricing from these suppliers. From time to time, Brocade’s IP networking product families had experienced shortages in allocations of components, resulting in delays in filling orders. Brocade may encounter shortages and delays in obtaining components in the future, which could impede Brocade’s ability to meet customer orders. Brocade’s proprietary ASICs, which provide key functionality in certain IP networking products, are fabricated in foundries operated by, or subcontracted by, Texas Instruments Inc., Fujitsu Ltd., and Broadcom Corporation. An alternative supply for these ASICs would require an extensive development period. Brocade also licenses certain third-party software that is incorporated into Brocade’s operating system software and other software products. If Brocade is unable to obtain these and other components when required or if Brocade experiences significant component defects, Brocade may not be able to deliver Brocade’s products to Brocade’s customers in a timely manner. As a result, Brocade’s business and financial results could be harmed. The recent global recession and challenging economic climate may cause some of our sole source or limited source suppliers to delay production or go out of business and could result in a disruption to our supply chain.

     We depend on anticipated product orders to determine our material requirements. Lead times for limited-sourced materials and components for Brocade’s IP networking product families can be as long as six months, vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements. If orders do not match forecasts, or if we do not manage inventory effectively, we may have either excess or insufficient inventory of materials and components, which could negatively affect our operating results and financial condition.
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
     Brocade’s operations and the operations of its suppliers, contract manufacturers and customers are vulnerable to interruptions by fire, earthquake, hurricane, power loss, telecommunications failure and other events beyond Brocade’s control. For example, a substantial portion of Brocade’s facilities, including its corporate headquarters, is located near major earthquake faults. We do not have multiple site capacity for all of our services in the event of any such occurrence. In the event of a major earthquake, Brocade could experience business interruption, destruction of facilities and loss of life. Brocade does not carry earthquake insurance and has not set aside funds or reserves to cover such potential earthquake-related losses. Additionally, health issues such as an outbreak of a pandemic or epidemic, including the H1N1 flu (swine flu) virus, may interrupt business operations in those geographic regions affected by the disease. In addition, Brocade’s contract manufacturer has a major facility located in an area that is subject to hurricanes. In the event that a material business interruption occurs that affects Brocade, its suppliers, contract manufacturers or customers, shipments could be delayed and Brocade’s business and financial results could be harmed. Despite our implementation of network security measures, our servers may be vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. We may not carry sufficient insurance to compensate us for losses that may occur as a result of any of these events.
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
Certain former officers and directors of Brocade are subject to ongoing actions by the SEC, the Department of Justice (“DOJ”), Brocade and others, which have required, and may continue to require, a significant amount of legal expense pursuant to indemnification obligations of Brocade, which could adversely affect Brocade’s results of operations and cash flows.
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
     Brocade is subject to various environmental and other regulations governing product safety, materials usage, packaging and other environmental impacts in the various countries where Brocade’s products are sold. For example, many of Brocade’s products are subject to laws and regulations that restrict the use of lead, mercury, hexavalent chromium, cadmium and other substances, and require producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of Brocade’s products when they have reached the end of their useful life. For example, in Europe, substance restrictions apply to products sold, and certain of Brocade’s OEM partners require compliance with these or more stringent requirements. In addition, recycling, labeling, financing and related requirements apply to products Brocade sells in Europe. China has also enacted similar legislation with similar requirements for Brocade’s products or its OEM partners. Despite Brocade’s efforts to ensure that Brocade’s products comply with new and emerging requirements, Brocade cannot provide absolute assurance that its products will, in all cases, comply with such requirements. If Brocade’s products do not comply with the substance restrictions under local environmental laws, Brocade could become subject to fines, civil or criminal sanctions and contract damage claims. In addition, Brocade could be prohibited from shipping non-compliant products into one or more jurisdictions and required to recall and replace any non-compliant products already shipped, which would disrupt Brocade’s ability to ship products and result in reduced revenue, increased obsolete or excess inventories, and harm to Brocade’s business and customer relationships. Brocade’s suppliers may also fail to provide it with compliant materials, parts and components despite Brocade’s requirement to them to provide compliant materials, parts and components, which could impact Brocade’s ability to timely produce compliant products and, accordingly, could disrupt Brocade’s business.
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
Brocade’s business is subject to increasingly complex corporate governance, public disclosure, accounting and tax requirements that could adversely affect Brocade’s business and financial results.
     Brocade is subject to changing rules and regulations of federal and state government as well as the stock exchange on which Brocade’s common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC, the IRS and NASDAQ, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Brocade is also subject to various rules and regulations of certain foreign jurisdictions, including applicable tax regulations. Brocade’s efforts to comply with these requirements have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. A change in the tax law in the jurisdictions in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense.
     Brocade is subject to periodic audits or other reviews by such governmental agencies. For example, in November 2005, Brocade was notified by the IRS that Brocade’s domestic federal income tax return for the year ended October 25, 2003 was subject to audit. In addition, in August 2008, the IRS commenced examination of the federal income tax returns for the three tax years ended 2004 through 2006. In May 2006, the Franchise Tax Board notified Brocade that its California income tax returns for the years ended October 25, 2003 and October 30, 2004 were subject to audit. In February 2009, the IRS commenced an examination of Foundry’s federal income tax returns for the years ended December 31, 2006 and 2007. All these examination cycles remain open as of May 2, 2009. The SEC also periodically reviews Brocade’s public company filings. Any such examination or review frequently requires management’s time and diversion of internal resources and, in the event of an unfavorable outcome, may result in additional liabilities or adjustments to Brocade’s historical financial results.
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
     Provisions of Brocade’s certificate of incorporation and bylaws may discourage, delay or prevent a merger or mergers that a stockholder may consider favorable. These provisions include:
•	Authorizing the issuance of preferred stock without stockholder approval;

•	Providing for a classified board of directors with staggered, three-year terms;

•	Prohibiting cumulative voting in the election of directors;

•	Limiting the persons who may call special meetings of stockholders;

•	Prohibiting stockholder actions by written consent; and

•	Requiring supermajority voting to effect amendments to the foregoing provisions of Brocade’s certificate of incorporation and bylaws.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On April 15, 2009, in connection with the 2009 Annual Meeting of Stockholders (the “2009 Annual Meeting”), seven non-employee members of the Company’s Board of Directors received an automatic grant in an aggregate amount of 62,500 restricted stock units (“RSUs”), comprised of grants of 10,000 RSUs to each of six non-employee directors and one grant of 2,500 RSUs to one non-employee director, pursuant to the terms of the Company’s 2009 Director Plan. Pursuant to the 2009 Director Plan, 100% of the shares subject to the RSUs will vest on the earlier of the one year anniversary of the date of grant or the next annual meeting of stockholders, provided that the recipient continues to serve as a director on such date. The RSUs were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.
     Except as set forth above, there were no unregistered sales of equity securities during the six months ended May 2, 2009.
Issuer Purchases of Equity Securities
     The following table summarizes share repurchase activity for the three months ended May 2, 2009 (in thousands, except per share amounts):

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased (1)	per Share (1)	Program (2)	the Program(2)
January 25, 2009 – February 28, 2009	—	$—	—	$414,140
March 1, 2009 – March 28, 2009	—	$—	—	$414,140
March 29, 2009 – May 2, 2009	—	$—	—	$414,140

Total	—	$—	—	$414,140

(1)	The total number of shares repurchased includes those shares of Brocade common stock that employees deliver back to Brocade to satisfy tax-withholding obligations that arise upon the vesting of restricted stock or upon termination of the employee and the forfeiture of restricted awards.

(2)	As of November 29, 2007, the Company’s Board of Directors authorized a total of $800.0 million for the repurchase of the Company’s common stock. Purchases were made, from time to time, in the open market or by privately negotiated transactions and were funded from available working capital. The number of shares purchased and the timing of purchases were based on the level of the Company’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities. During the third fiscal quarter of 2008, the Company suspended its share repurchase program due to the then pending Foundry acquisition. The Company is prioritizing its use of cash for debt repayment following the close of the Foundry acquisition.
Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders was held on April 15, 2009 in San Jose, California. Of the 386,948,943 shares outstanding as of the record date, 356,254,566 shares (approximately 92.1%) were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:
1. To elect three Class I Directors to serve until the 2012 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

Name	Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
Judy Bruner	344,691,569	9,229,580	2,333,417	—
David L. House	324,234,555	29,661,773	2,358,238	—
L. William Krause	328,232,479	25,698,082	2,324,005	—
     In addition, Renato A. DiPentima, Alan L. Earhart, Sanjay Vaswani, John W. Gerdelman, Glenn C. Jones and Michael Klayko continued to serve as directors of Brocade after the meeting.
2. To approve the 2009 Stock Plan and the number of shares reserved for issuance under this incentive plan.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
249,306,495	41,909,383	149,489	64,889,199
3. To approve the 2009 Director Plan and the number of shares reserved for issuance under this incentive plan.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
263,255,263	27,934,974	175,130	64,889,199
4. To approve the 2009 Employee Stock Purchase Plan and the number of shares reserved for issuance under this incentive plan.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
280,360,421	10,886,498	118,448	64,889,199
5. To ratify the appointment of KPMG LLP as independent registered public accountants of Brocade for the fiscal year ending October 31, 2009.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
351,589,419	4,251,917	413,230	—

6. Consideration of a non-binding stockholder proposal, if properly presented at the meeting, regarding the deletion of the supermajority voting requirements in Brocade’s certificate of incorporation and bylaws.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
265,661,800	25,455,824	247,743	64,889,199
7. Consideration of a non-binding stockholder proposal, if properly presented at the meeting, regarding the reorganization of the Board of Directors into one class subject to election each year.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
268,488,292	22,656,331	220,744	64,889,199
     In addition to the election of Judy Bruner, David L. House and L. William Krause as Class I Directors at the Annual Meeting of Stockholders on April 15, 2009, the 2009 Stock Plan, the 2009 Director Plan, the 2009 Employee Stock Purchase Plan, the ratification of the appointment of KPMG LLP as independent registered public accountants, and the two non-binding stockholder proposals were approved by Brocade’s stockholders.
Item 5. Other Information
Corrections to Certificate of Incorporation
      On June 1, 2009, Brocade filed with the Secretary of State of the State of Delaware (the “Delaware Secretary”), pursuant to Section 103(f) of the Delaware General Corporation Law (the “DGCL”): (a) two Certificates of Correction to its Restated and Amended Certificate of Incorporation filed with the Delaware Secretary on May 14, 1999 and June 29, 1999, and (b) a Corrected Amended and Restated Certificate of Incorporation first filed with the Delaware Secretary on November 5, 1999. These filings were made to correct a mistake relating to the inadvertent revision of an exculpation provision under Section 102(b)(7) of the DGCL originally provided for in the Certificate of Incorporation filed on February 11, 1999 and, in the case of the Corrected Amended and Restated Certificate of Incorporation, to correct the form in which the Certificate was originally filed. Copies of the Certificates of Correction and Corrected Amended and Restated Certificate of Incorporation are attached hereto as Exhibit 3.5.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)

3.2	Amended and Restated Bylaws of the Registrant effective as of February 10, 2009 (incorporated by reference to Exhibit 3.2 from Brocade’s Form 8-K filed on February 10, 2009)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

3.4	Certificate of Elimination of Series A Participating Preferred Stock of Brocade (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 16, 2007)

3.5*	Certificates of Correction and Corrected Amended and Restated Certificate of Incorporation effective as of June 1, 2009

4.1	Form of Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

4.2	First Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, Brocade, and Wells Fargo Bank, National Association, as successor in interest to Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)

4.3	Second Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, McDATA Services Corporation, a Minnesota corporation f/k/a Computer Network Technology Corporation, Brocade, and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)

4.4	Indenture dated February 7, 2003 by and among McDATA Corporation and Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.4 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)

4.5	Indenture dated February 20, 2002 by and among Computer Network Technology Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)

10.1*/**	Amendment Number 12 dated March 11, 2009, with an effective date of February 28, 2008, to OEM Purchase Agreement between Hewlett-Packard Company and Brocade

10.2*/**	Amendment Number 13 dated March 14, 2009, with an effective date of March 6, 2009, to OEM Purchase Agreement between Hewlett-Packard Company and Brocade

10.3*/**	Amendment Number 14 dated March 14, 2009, with an effective date as of October 24, 2008, to OEM Purchase Agreement between Hewlett-Packard Company and Brocade

10.4*/**	Statement of Work #8, dated April 1, 2009 to Goods Agreement between International Business Machines and Brocade

10.5***	2009 Stock Plan and related forms of agreements (incorporated by reference to Exhibit 10.1 from Brocade’s current report on Form 8-K filed on April 27, 2009)

10.6*/***	2009 Director Plan and related forms of agreements

Exhibit
Number	Description of Document

10.7***	2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 from Brocade’s current report on Form 8-K filed on April 27, 2009)

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

***	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brocade Communications Systems, Inc.
Date: June 2, 2009	By:	/s/ Richard Deranleau
Richard Deranleau
Chief Financial Officer