Form 10-Q
period 2009-08-01
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2009-08-31
CIK 1009626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 1, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _____________ to _____________
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
Yes ☐     No ☑
     The number of shares outstanding of the registrant’s common stock as of August 24, 2009 was 418,813,605 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED AUGUST 1, 2009

Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future revenues, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, debt repayments or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending litigation, including claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “assumes,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, and the beliefs and assumptions of our management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below under “Part II — Other Information, Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Further, we undertake no obligation to revise or update any forward-looking statements for any reason.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 1,	July 26,	August 1,	July 26,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Net revenues
Product	$402,483	$301,804	$1,183,117	$895,333
Service	90,797	63,892	248,054	173,107

Total net revenues	493,280	365,696	1,431,171	1,068,440
Cost of revenues
Product	185,347	111,072	535,912	345,476
Service	47,488	41,419	132,606	107,728

Total cost of revenues	232,835	152,491	668,518	453,204

Gross margin
Product	217,136	190,732	647,205	549,857
Service	43,309	22,473	115,448	65,379

Total gross margin	260,445	213,205	762,653	615,236
Operating expenses:
Research and development	94,718	65,368	259,464	184,704
Sales and marketing	103,640	70,039	281,703	203,200
General and administrative	23,070	17,577	62,753	43,260
Legal fees associated with indemnification obligations and other related costs, net	(561)	7,951	38,553	22,399
Provision for class action lawsuit	—	—	—	160,000
Amortization of intangible assets	17,052	7,846	51,666	23,664
Acquisition and integration costs	1,450	—	4,794	—
Restructuring costs and facilities lease loss benefits, net	—	—	2,329	(477)
In-process research and development	—	—	26,900	—
Goodwill and acquisition-related intangible assets impairment	—	—	53,306	—

Total operating expenses	239,369	168,781	781,468	636,750

Income (loss) from operations	21,076	44,424	(18,815)	(21,514)
Interest and other income (loss), net	809	8,872	(2,912)	27,663
Interest expense	(22,845)	(1,103)	(70,600)	(4,384)
Loss on sale of investments, net	(52)	(36)	(576)	(6,985)

Income (loss) before provision for (benefit from) income taxes	(1,012)	52,157	(92,903)	(5,220)
Income tax provision (benefit)	20,021	31,891	17,280	(136,709)

Net income (loss)	$(21,033)	$20,266	$(110,183)	$131,489

Net income (loss) per share — basic	$(0.05)	$0.05	$(0.28)	$0.35

Net income (loss) per share — diluted	$(0.05)	$0.05	$(0.28)	$0.34

Shares used in per share calculation — basic	406,916	371,345	390,087	376,455

Shares used in per share calculation — diluted	406,916	392,586	390,087	396,445

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 1,	October 25,
	2009	2008
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$244,179	$453,884
Short-term investments	5,731	152,741

Total cash, cash equivalents and short-term investments	249,910	606,625
Accounts receivable, net of allowances of $12,816 and $5,044 at August 1, 2009 and October 25, 2008, respectively	301,787	158,935
Inventories	55,674	21,362
Deferred tax assets	86,690	104,705
Prepaid expenses and other current assets	75,723	49,931

Total current assets	769,784	941,558
Long-term marketable equity securities	—	177,380
Long-term investments	—	36,120
Restricted cash	—	1,075,079
Property and equipment, net	409,914	313,379
Goodwill	1,668,102	268,977
Intangible assets, net	505,822	220,567
Non-current deferred tax assets	179,792	227,795
Other assets	29,790	37,793

Total assets	$3,563,204	$3,298,648

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$150,616	$167,660
Accrued employee compensation	112,193	107,994
Deferred revenue	170,695	103,372
Current liabilities associated with facilities lease losses	13,435	13,422
Liability associated with class action lawsuit	—	160,000
Revolving credit facility	14,050	—
Current portion of long-term debt	41,545	43,606
Convertible subordinated debt	171,282	—
Other accrued liabilities	99,054	105,804

Total current liabilities	772,870	701,858
Long-term debt, net of current portion	912,568	1,011,399
Non-current convertible subordinated debt	—	169,660
Non-current liabilities associated with facilities lease losses	13,319	15,007
Non-current deferred revenue	59,374	37,869
Non-current income tax liability	108,746	67,497
Other non-current liabilities	10,112	13,118

Total liabilities	1,876,989	2,016,408

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 417,655 and 371,858 shares at August 1, 2009 and October 25, 2008, respectively	418	372
Additional paid-in capital	1,827,744	1,392,927
Accumulated other comprehensive loss	(6,585)	(85,877)
Accumulated deficit	(135,362)	(25,182)

Total stockholders’ equity	1,686,215	1,282,240

Total liabilities and stockholders’ equity	$3,563,204	$3,298,648

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	August 1,	July 26,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(110,183)	$131,489
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Release of valuation allowance	—	(185,176)
Excess tax benefit from employee stock plans	986	(2,505)
Depreciation and amortization	145,087	89,645
Loss on disposal of property and equipment	1,369	1,328
Amortization of debt issuance costs and original issue discount	11,856	—
Net losses on investments and marketable equity securities	570	6,488
Provision for doubtful accounts receivable and sales allowances	9,533	4,914
Non-cash compensation expense	101,505	31,521
Non-cash facilities lease loss benefit	(339)	(477)
Capitalization of interest cost	(6,356)	—
Asset impairment charge	53,306	—
In-process research and development	26,900	—
Changes in assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(75,786)	3,758
Inventories	43,898	3,648
Prepaid expenses and other assets	6,929	(19,032)
Deferred tax assets	651	(9,808)
Accounts payable	(41,867)	1,196
Accrued employee compensation	(56,110)	(3,526)
Deferred revenue	21,078	17,671
Other accrued liabilities	(5,426)	46,003
Liabilities associated with facilities lease losses	(7,391)	(7,213)
Liability associated with class action lawsuit	(160,000)	160,000

Net cash provided by (used in) operating activities	(39,790)	269,924

Cash flows from investing activities:
Purchases of short-term investments	(116)	(166,963)
Purchases of long-term investments	—	(37,731)
Proceeds from maturities and sale of short-term investments	154,931	340,838
Proceeds from maturities and sale of long-term investments	30,173	22,483
Proceeds from sale of marketable equity securities and equity investments	—	9,926
Purchases of property and equipment	(118,278)	(125,468)
Decrease in restricted cash	1,075,079	—
Net cash paid in connection with acquisitions	(1,297,482)	(43,554)

Net cash used in investing activities	(155,693)	(469)

Cash flows from financing activities:
Payment of senior underwriting fees related to the term loan	(30,525)	—
Payment of principal related to the term loan	(108,141)	—
Common stock repurchases	—	(168,293)
Proceeds from issuance of common stock, net	110,280	41,803
Proceeds from revolving credit facility	14,050	—
Excess tax benefit from employee stock plans	(986)	2,505

Net cash used in financing activities	(15,322)	(123,985)

Effect of exchange rate fluctuations on cash and cash equivalents	1,100	(1,826)

Net increase (decrease) in cash and cash equivalents	(209,705)	143,644
Cash and cash equivalents, beginning of period	453,884	315,755

Cash and cash equivalents, end of period	$244,179	$459,399

Supplemental schedule of non-cash investing activities:
Fair value of stock options and unvested awards assumed in exchange for acquired Foundry assets	$255,596	$—

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Operations of Brocade
     Brocade Communications Systems, Inc. (“Brocade” or the “Company”) is a leading supplier of end-to-end data and storage area networking solutions for enterprises and service providers. The Company offers a comprehensive line of high-performance networking hardware and software products and services that enable businesses to make their networks and data centers more efficient, reliable and adaptable.
     Brocade’s products, services and solutions simplify information technology (“IT”) infrastructure, increase resource utilization, ensure availability of mission critical applications, and support advanced data, voice and video applications.
     As a result of the acquisition of Foundry Networks, Inc. (“Foundry”) in the first fiscal quarter of 2009, Brocade now operates in four operating segments. The objective of this new organization is to enable the Company to more effectively focus on growth opportunities, while being well-positioned to more rapidly scale and accommodate new business opportunities, including potential future acquisitions. The four operating segments are as follows:
•	The Data Storage operating segment encompasses the Storage Area Network (“SAN”) business, which includes infrastructure products and solutions including directors, switches, routers, fabric-based software applications, distance/extension products, as well as management applications and utilities to centralize data management. Data Storage also includes the server portfolio, which is comprised of host bus adapters (“HBAs”), converged network adapters (“CNAs”), mezzanine cards, as well as the SAN switch modules for bladed servers. Prior to fiscal year 2009, the SAN business was referred to as Data Center Infrastructure and the server portfolio that is now included in Data Storage was referred to as Server Edge and Storage.
•	The IP Layer 2-3 operating segment includes Open Systems Interconnection Reference Model (“OSI”) Layer 2-3 switches and routers which enable efficient use of bandwidth-intensive network business applications and digital entertainment on both local area networks (“LANs”) and wide area networks (“WANs”).
•	The Application Delivery Controller (“ADC”) operating segment includes OSI Layer 4–7 switches which allow enterprises and service providers to build highly available network infrastructures that efficiently direct the flow of traffic. ADC also includes the File Area Network solutions (“Files”) (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements).
•	The Global Services operating segment includes consulting and support services that assist customers in designing, implementing, deploying and managing advanced networking solutions, as well as post-contract customer support (“PCS”) and customer support services. Prior to fiscal year 2009, the Global Services operating segment was referred to as Services, Support and Solutions (“S3”).
     Brocade products and services are marketed, sold and supported worldwide to end-user customers through distribution partners, including original equipment manufacturers (“OEMs”), distributors, systems integrators, value-added resellers and by the Brocade direct sales force.
2. Summary of Significant Accounting Policies
Basis of Presentation
     Brocade has prepared the accompanying financial data as of August 1, 2009 and for the three and nine months ended August 1, 2009 and July 26, 2008, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The October 25, 2008 Condensed Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2008.

     In the opinion of management, all adjustments (which include only normal recurring adjustments, except as otherwise indicated) necessary to present a fair statement of financial position as of August 1, 2009, results of operations for the three and nine months ended August 1, 2009 and July 26, 2008, and cash flows for the nine months ended August 1, 2009 and July 26, 2008 have been made. The results of operations for the three and nine months ended August 1, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future period.
     The Company has evaluated subsequent events, as defined by Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”), through the date that the financial statements were issued on August 31, 2009.
Fiscal Year
     The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Fiscal year 2009 is a 53-week fiscal year and fiscal year 2008 is a 52-week fiscal year. The second quarter of fiscal year 2009 consists of fourteen weeks, which is one week longer than a typical quarter. The Company’s next 14-week quarter will be in the second quarter of fiscal year 2014.
Fair Value of Financial Instruments
     The fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate cost because of their short maturities. The fair value of the Company’s investments is determined using quoted market prices for those securities or similar financial instruments. The fair value of the Company’s term loan approximates the carrying value due to the variable based interest on such debt. The fair value of the Company’s convertible subordinated debt is determined using the high and low prices on the market for the convertible debt.
Fair Value Measurements
     The Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), effective at the beginning of fiscal year 2009, for financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities until the beginning of fiscal year 2010, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently assessing the impact that the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities may have on its financial position and results of operations.
     In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Upon its adoption of SFAS 157 and FSP FAS 157-3, the Company applied the disclosure requirements related to financial assets and financial liabilities. The adoption of SFAS 157 for financial assets and financial liabilities was prospective and did not have an impact on the Company’s results of operations or the fair values of its financial assets and financial liabilities (see Note 7, “Fair Value Measurements,” of the Notes to Condensed Consolidated Financial Statements).
     The Company adopted the provisions of FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), effective at the beginning of the third quarter of fiscal year 2009. FSP 157-4 provides additional guidance for estimating the fair value of assets and liabilities when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption of FSP 157-4 did not have an impact on the Company’s financial position and results of operations.
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
     The Company adopted the provisions of FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”), effective at the beginning of the third quarter of fiscal year 2009. FSP 107-1/APB 28-1 requires interim disclosure regarding the fair value of financial instruments that are within the scope of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” as amended. Additionally, FSP 107-1/APB 28-1 requires interim disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments as well as changes in methods and significant assumptions, if any, during the period. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments. Because FSP 107-1/APB 28-1 only requires additional disclosure, the adoption of FSP 107-1/APB 28-1 did not impact the Company’s financial position and results of operations.
Derivative Instruments and Hedging Activities
     The Company adopted the provisions of Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), effective at the beginning of the second quarter of fiscal year 2009. SFAS 161 expands financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. SFAS 161 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Because SFAS 161 only requires additional disclosure, the adoption of SFAS 161 did not impact the Company’s financial position, results of operations, and cash flows (see Note 11, “Derivative Instruments and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements).
Recognition and Presentation of Other-Than-Temporary Impairments
     The Company adopted the provisions of FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2/124-2”), effective at the beginning of the third quarter of fiscal year 2009. FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. The adoption of FSP 115-2/124-2 did not have a significant impact on its financial position and results of operations.
Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities
     The Company adopted the provisions of EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”), effective at the beginning of fiscal year 2009. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized, and recognized as expense as the related goods are delivered or the related services are performed. The adoption of EITF 07-3 did not have a material impact on the Company’s financial position and results of operations.
Subsequent Events
     The Company adopted the provisions of SFAS 165 effective at the beginning of the third quarter of fiscal year 2009. SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events, as well as whether that date represents the date the financial statements were issued or were available to be issued. The adoption of SFAS 165 did not have a significant impact on the subsequent events that the Company reports, either through recognition or disclosure, in its consolidated financial statements.
Concentrations
     A majority of the Company’s accounts receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of August 1, 2009, three customers accounted for 15%, 13% and 11%, respectively, of total accounts receivable. As of October 25, 2008, three customers accounted for 30%, 17% and 14%, respectively, of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances, and other allowances. While the Company has not experienced material credit losses in any of the periods presented, there can be no assurance that the Company will not experience material credit losses in the future, particularly in light of the current economic environment.
     For the three months ended August 1, 2009 and July 26, 2008, three customers each represented 10% or more of the Company’s total net revenues for a combined total of 46% and 62% of total net revenues, respectively. The Company’s future success depends upon the buying patterns of significant customers, such as companies within the financial services sector, the U.S. government or individual agencies within the U.S. government, their response to current and future IT investment trends and the continued demand by such customers for the Company’s products. Delays in or a reduction in IT spending, domestically and/or internationally, could harm the Company’s business, results of operations and financial condition in a number of ways, including longer sales cycles, increased inventory provisions, increased production costs, lowered prices for Brocade’s products and reduced sales volumes. In addition, the loss of any one significant OEM partner, or a decrease in the level of sales to any one significant OEM partner, or unsuccessful quarterly negotiation on key terms, conditions or timing of purchase orders placed during a quarter, would likely cause serious harm to Brocade’s business and financial results.
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
Revenue Recognition
     Product revenue. Certain of the Company’s products are integrated with software that is essential to the functionality of the equipment. Additionally, the Company provides unspecified software upgrades and enhancements related to the equipment through its maintenance contracts for most of its products. Accordingly, the Company accounts for revenue from these products in accordance with Statement of Position 97-2, “Software Revenue Recognition,” as amended (“SOP 97-2”), and all related interpretations. For sales of products where software is incidental to the equipment, including certain products acquired from Foundry, the Company applies the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), and all related interpretations. Product revenue is generally recognized when all of the following criteria have been met:
•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred;
•	The fee is fixed or determinable; and
•	Collectability is reasonably assured or collection is probable.
     Products related to the Company’s acquisition of Foundry are generally accounted for under SAB 104. As the Company introduces products based on Foundry’s technology, which are determined to include software that is essential to the functionality of the equipment, then such new products will be accounted for using SOP 97-2 and all related interpretations.
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
     The Company reduces revenue for estimated sales allowances, sales programs, and other allowances at the time of shipment. Sales allowances, sales programs, and other allowances are estimated based upon historical experience, current trends and the Company’s expectations regarding future experience. In addition, the Company maintains an allowance for doubtful accounts, which is also accounted for as a reduction in revenue. The allowance for doubtful accounts is estimated based upon the analysis of accounts receivable, historical collection patterns, customer concentrations, customer creditworthiness, current economic trends, changes in customer payment terms and practices, and customer communication.
     Multiple-element arrangements. The Company’s multiple-element product offerings include computer hardware and software products and support services. The Company also sells certain software products and support services separately. For certain of the Company’s products, software is generally essential to the functionality of its hardware products and, therefore, are accounted for in accordance with SOP 97-2. The Company allocates revenue to each element in a multiple-element arrangement based upon vendor-specific objective evidence (“VSOE”) of the fair value of the element, or if VSOE is not available for the delivered element, by application of the residual method. In the application of the residual method, the Company allocates revenue to the undelivered elements based on VSOE of fair value for those elements and allocates the residual revenue to the delivered elements. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each element. For sales of products that contain multiple elements and where software is incidental, the Company applies the provisions of EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), to determine the separate units of accounting that exist within the arrangement. If more than one unit of accounting exists, the arrangement consideration is allocated to each unit of accounting using either the relative fair value method or the residual fair value method as prescribed by EITF 00-21. Revenue is recognized for each unit of accounting when all the revenue recognition criteria has been met for that unit of accounting.
     Service revenue. Service revenue consists of training and maintenance arrangements, including PCS, customer support services and other professional services. PCS services are offered under renewable, annual fee-based contracts or as part of multiple-element arrangements, and typically include telephone support and upgrades and enhancements to the Company’s operating system software. Revenue related to PCS elements is deferred and recognized ratably over the contractual period. PCS contracts are typically one to three years in length.
     For those products not under SOP 97-2, customer support services are offered under renewable, fee-based contracts which provide customers with hardware repair and replacement parts, access to technical assistance, and unspecified software updates and upgrades on a when-and-if available basis. Revenue from customer support services contracts is deferred and recognized ratably over the contractual support period, in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” (“FTB 90-1”). Customer support services contracts are typically one to five years in length.
     Professional services are offered under hourly or fixed fee-based contracts or as part of multiple-element arrangements. Professional services revenue is recognized when services are completed. Training revenue is recognized upon completion of the training.
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
     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010 as it applies to its convertible subordinated debt. The Company is currently evaluating the impact that FSP APB 14-1 will have on the accounting for its convertible subordinated debt.

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
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. SFAS 168 also modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and will be adopted by the Company in the fourth quarter of fiscal year 2009. The Company does not expect the adoption of SFAS 168 to have a significant impact on its financial position, results of operations, and cash flows.
3. Acquisitions
Foundry Networks, Inc.
     On December 18, 2008, the Company completed its acquisition of Foundry in accordance with the Agreement and Plan of Merger, which the Company entered into on July 21, 2008, as well as with Amendment No. 1 to the Agreement and Plan of Merger, which the Company entered into on November 7, 2008 (as amended, the “Foundry Merger Agreement”). As a result of the merger, Foundry is now a wholly-owned subsidiary of the Company.
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
     The Company allocated the total purchase consideration to the net assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date, resulting in initial goodwill of approximately $1,475.6 million, which is not expected to be deductible for income tax purposes. Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, acquiring a talented workforce, and significant cost-saving opportunities. The allocation of the purchase price reflects various preliminary estimates and analyses and is subject to change during the purchase price allocation period.
     The following table summarizes the initial allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Amount
Assets acquired:
Cash and cash equivalents and short-term investments	$987,956
Accounts receivable	89,831
Inventories	70,633
Identifiable intangible assets
Developed products technology	191,300
Customer relationships	194,500
In-process research and development (1)	26,900
Order backlog	6,500
Deferred tax assets	27,174
Goodwill	1,475,603
Other assets	202,804

Total assets acquired	3,273,201
Liabilities assumed:
Deferred tax liabilities	134,822
Other liabilities	350,959

Total liabilities assumed	485,781

Net assets acquired	$2,787,420

(1)	In connection with the acquisition of Foundry, the Company recorded a $26.9 million in-process research and development charge during the three months ended January 24, 2009.
     During the three months ended May 2, 2009, the Company determined it was appropriate to record certain adjustments to the fair value of assets and liabilities acquired from Foundry (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements).

     Of the total purchase price, approximately $392.3 million has been allocated to amortizable intangible assets acquired. The amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives as follows:

		Weighted-
		Average
	Amount	Useful Life
	(in thousands)	(in years)
Developed products technology	$191,300	5.00
Customer relationships	$194,500	5.00
Order backlog	$6,500	0.25
     The following unaudited pro forma financial information for the three and nine months ended August 1, 2009 and July 26, 2008 presents a summary of the results of operations of the Company assuming the acquisition of Foundry occurred at the beginning of each of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented, nor is it indicative of future operating results:

	Three Months Ended		Nine Months Ended
	August 1,	July 26,	August 1,	July 26,
In thousands, except per share amounts	2009	2008 (1)	2009 (2)	2008 (3)
Total net revenues	$493,280	$531,598	$1,508,218	$1,553,052
Pretax income (loss)	(1,012)	23,262	(79,780)	(59,824)
Net income (loss)	(21,033)	7,642	(83,868)	123,291
Basic net income (loss) per share	(0.05)	0.02	(0.21)	0.33
Diluted net income (loss) per share	$(0.05)	$0.02	$(0.21)	$0.31

(1)	The unaudited pro forma financial results for the three months ended July 26, 2008 include Brocade’s historical results for the three months ended July 26, 2008 and Foundry’s historical results for the three months ended June 30, 2008, including amortization for acquired intangible assets, adjustment to interest expense, and related tax effects.

(2)	The unaudited pro forma financial results for the nine months ended August 1, 2009 include Brocade’s historical results for the nine months ended August 1, 2009, which include Foundry’s results subsequent to December 18, 2008, and Foundry’s historical results for the period October 26, 2008 to December 18, 2008, including amortization for acquired intangible assets, elimination of in-process research and development charge and acquisition-related fees, and related tax effects. Included in the net loss for the nine months ended August 1, 2009 is the impact of the $45.8 million goodwill impairment charge, the $7.5 million intangible assets impairment charge and the $26.9 million in-process research and development charge.

(3)	The unaudited pro forma financial results for the nine months ended July 26, 2008 include Brocade’s historical results for the nine months ended July 26, 2008 and Foundry’s historical results for the three months ended December 31, 2007 and six months ended June 30, 2008, including amortization for acquired intangible assets, adjustment to interest expense, and related tax effects.
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
     In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as amended (“SFAS 142”), Brocade conducts a goodwill impairment analysis annually and as necessary if changes in facts and circumstances indicate that the fair value of the reporting unit may be less than its carrying amount. Consistent with prior years, the Company performed its annual goodwill impairment test using measurement data as of the first day of the second fiscal quarter.
     SFAS 142 requires a two-step approach in testing goodwill for impairment for each reporting unit. The Company’s reporting units are determined by the components of their operating segments that constitute a business for which both (i) discrete financial information is available and (ii) segment management regularly reviews the operating results of that component. Data Storage, IP Layer 2-3 and Global Services are individual reporting units, while ADC includes two reporting units, ADC and Files.
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
     Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. As the Company’s market capitalization declined and as the technology sector volatility increased, the Company focused on methods that were more representative of a market participant’s view of fair value given the current market conditions. As a result, in fiscal year 2009, the Company relied primarily on the DCF method, using management projections for each reporting unit and risk-adjusted discount rates.
     The Company determined based on its completion of the first step of the goodwill impairment test that no indicators of impairment existed for the Data Storage, IP Layer 2-3, ADC and Global Services reporting units. During the second quarter of fiscal year 2009, the Company made a decision to no longer offer its suite of Files products and concluded that fair value of the Files reporting unit was less than its carrying amount. The fair value of the Files business was determined using comparable companies’ data. The Company conducted the second step of the goodwill impairment test and determined that all of the Files goodwill was impaired. Accordingly, the Company recorded a goodwill impairment charge of $45.8 million for the three months ended May 2, 2009.
     The following table summarizes the goodwill activity by reportable segment during the nine months ended August 1, 2009 (in thousands):

	Data Storage	IP Products	Global Services	Total
Balance at October 25, 2008	$183,331	$45,832	$39,814	$268,977
Acquisition of Foundry	—	1,357,855	117,748	1,475,603

Balance at January 24, 2009	$183,331	$1,403,687	$157,562	$1,744,580
Goodwill impairment	—	(45,832)	—	(45,832)
Tax and other adjustments (1)	(1,399)	(3,773)	(473)	(5,645)

Balance at May 2, 2009	$181,932	$1,354,082	$157,089	$1,693,103
Tax adjustments (2)	(15,647)	(9,354)	—	(25,001)

Balance at August 1, 2009	$166,285	$1,344,728	$157,089	$1,668,102

(1)	The goodwill adjustment of $5.6 million was primarily a result of the realization of deferred tax assets of acquired companies and includes $1.7 million of Foundry purchase accounting adjustments.

(2)	The goodwill adjustment of $25.0 million was primarily a result of the realization of deferred tax assets of acquired companies.
     Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. As a result of the impairment indicator described above, the Company performed an impairment analysis for its long-lived assets, including its intangible assets subject to amortization. The analysis indicated that all of the intangible assets associated with the Files business are not recoverable. As a result, the Company recorded an acquisition-related intangible assets impairment charge associated with the Files business of $7.5 million for the three months ended May 2, 2009.

     Intangible assets other than goodwill are amortized over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. Intangible assets as of August 1, 2009 consisted of the following (in thousands, except for useful life):

	Gross		Net	Useful
	Carrying	Accumulated	Carrying	Life
	Value	Amortization	Value	(in years)
Tradename	$13,941	$9,041	$4,900	6.96
Core/developed technology	338,158	113,211	224,947	3.82
Customer relationships	364,981	89,062	275,919	4.36
Non-compete agreements	970	914	56	0.13

Total intangible assets	$718,050	$212,228	$505,822	4.15

     Intangible assets as of October 25, 2008 consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Tradename	$14,873	$6,971	$7,902
Core/developed technology	154,754	71,202	83,552
Customer relationships	179,412	50,654	128,758
Non-compete agreements	970	615	355

Total intangible assets	$350,009	$129,442	$220,567

     For the three and nine months ended August 1, 2009, amortization expense related to intangible assets of $18.0 million and $47.9 million, respectively, was included in cost of revenues, and $17.1 million and $51.7 million, respectively, was included in operating expenses in the Condensed Consolidated Statement of Operations. For the three and nine months ended July 26, 2008, amortization expense related to intangible assets of $8.8 million and $28.6 million, respectively, was included in cost of revenues, and $7.8 million and $23.7 million, respectively, was included in operating expenses in the Condensed Consolidated Statement of Operations.
     The following table presents the estimated future amortization of intangible assets as of August 1, 2009 (in thousands):

Estimated
Future
Fiscal Year	Amortization
2009 (remaining three months)	$34,921
2010	126,873
2011	119,770
2012	107,062
2013	94,057
Thereafter	23,139

Total	$505,822

5. Balance Sheet Details
     The following table provides details of selected balance sheet items (in thousands):

	August 1,	October 25,
	2009	2008
Accounts Receivable:
Accounts receivable	$314,602	$163,979
Allowance for doubtful accounts	(4,412)	(675)
Sales allowances	(8,403)	(4,369)

Total	$301,787	$158,935

Inventories:
Raw materials	$5,188	$5,596
Finished goods	50,486	15,766

Total	$55,674	$21,362

	August 1,	October 25,
	2009	2008
Property and equipment, net:
Computer equipment and software	$123,722	$117,167
Engineering and other equipment	246,763	208,613
Furniture and fixtures	14,278	12,066
Leasehold improvements	62,988	58,651
Land and building	81,247	80,882
Company campus (1)	190,018	103,007

Subtotal	719,016	580,386
Less: Accumulated depreciation and amortization	(309,102)	(267,007)

Total	$409,914	$313,379

Other accrued liabilities:
Income taxes payable	$6,411	$6,749
Accrued warranty	6,007	5,051
Inventory purchase commitments	23,447	17,332
Accrued sales programs	16,699	13,438
Other	46,490	63,234

Total	$99,054	$105,804

(1)	In connection with the purchase of the property located in San Jose, California, the Company engaged a third party as development manager to manage the development and construction of improvements on the property, which are still in progress. Included in the $190.0 million in Company campus as of August 1, 2009 is $8.0 million that the Company has agreed to pay the developer on May 22, 2011 or earlier if Brocade decides to transfer any part of the Company campus project before such date.
6. Investments and Equity Securities
     The following table summarizes the Company’s investments and equity securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
August 1, 2009
Corporate bonds and notes	$6,362	$—	$(631)	$5,731

Total	$6,362	$—	$(631)	$5,731

Reported as:
Short-term investments				$5,731
Long-term investments				—

Total				$5,731

October 25, 2008
Debt securities issued by U.S. government and its agencies and municipal obligations	$40,504	$44	$(22)	$40,526
Corporate bonds and notes	146,457	206	(3,274)	143,389
Marketable equity securities	253,378	—	(71,052)	182,326

Total	$440,339	$250	$(74,348)	$366,241

Reported as:
Short-term investments				$152,741
Long-term investments and marketable equity securities				213,500

Total				$366,241

     At August 1, 2009, net unrealized holding losses on investments were immaterial. At October 25, 2008, net unrealized holding losses on investments were $73.6 million. Net unrealized holding losses on investments are included in accumulated other comprehensive (income) loss in the accompanying Condensed Consolidated Balance Sheets.
     As of October 25, 2008, the Company had $71.1 million in gross unrealized losses in connection with the 14.0 million shares of Foundry common stock held by Brocade. Effective upon the consummation of the merger with Foundry, the Company reversed the gross unrealized losses of $71.1 million and increased its investment in Foundry to its historical cost, which is reflected in the total purchase price of the acquisition, pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations.” As such, the Company did not have any realized gains (losses) in connection with these marketable equity securities for the nine months ended August 1, 2009.

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
  Level 1
     Level 1 applies to assets and liabilities for which there are quoted prices in active markets for identical assets or liabilities. Valuations are based on quoted prices that are readily and regularly available in an active market and do not entail a significant degree of judgment. Brocade’s assets utilizing Level 1 inputs include money market funds and certain of the Company’s corporate bonds and notes that are traded in an active market with sufficient volume and frequency of transactions.
  Level 2
     Level 2 applies to assets and liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Brocade’s assets utilizing Level 2 inputs include derivative instruments.
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
Assets Measured at Fair Value on a Recurring Basis
     Assets measured at fair value on a recurring basis as of August 1, 2009 were as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Balance as of	For Identical	Observable	Unobservable
	August 1,	Instruments	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$148,145	$148,145	$—	$—
Corporate bonds and notes	5,731	5,731	—	—
Derivative assets	$1,559	$—	$1,559	$—

Total assets measured at fair value	$155,435	$153,876	$1,559	$—

     The Company uses observable market prices for comparable instruments to value its derivative instruments. As of August 1, 2009, approximately $1.6 million of its derivative instruments that were measured at fair value on a recurring basis were classified as Level 2.
8. Liabilities Associated with Facilities Lease Losses
     During the nine months ended August 1, 2009, the Company recorded a purchase accounting adjustment of $6.1 million related to estimated facilities lease losses as a result of the acquisition of Foundry, net of expected sublease income. As of August 1, 2009, the Company had $26.8 million in facilities lease loss reserve related to future lease commitments, net of expected sublease income. The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary.
     The following table summarizes the activity related to the facilities lease loss reserve, net of expected sublease income (in thousands):

Lease Loss
Reserve
Reserve balance at October 25, 2008	$28,429
Additional reserve related to acquisition of Foundry	6,055
Cash payments on facilities leases	(8,004)
Non-cash charges and other adjustments, net	274

Reserve balance at August 1, 2009	$26,754

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
     The net proceeds of the term loan facility were used to finance a portion of the Company’s acquisition of Foundry. In addition to the term loan facility, during the nine months ended August 1, 2009, the Company drew $14.1 million from the $125.0 million revolving credit facility to finance a small portion of the merger. The Company may draw additional proceeds from the revolving credit facility in the future for ongoing working capital and other general corporate purposes. The term loan facility and revolving credit facility are referred to together as the “Senior Secured Credit Facility.” As of August 1, 2009, $14.1 million was outstanding under the revolving credit facility. No amount was outstanding under the revolving credit facility as of October 25, 2008.
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
     The proceeds of the term loan were deposited in a restricted securities account pending the closing of the merger and other release conditions, and are reported as long-term restricted cash on the Condensed Consolidated Balance Sheet as of October 25, 2008. On December 19, 2008, the proceeds of the term loan were released from the restricted securities account to fund the merger. As of August 1, 2009, the current portion of the liability associated with the term loan of $41.5 million, net of the debt discount of $10.0 million, is reported as “Current portion of long-term debt,” and the long-term portion of the liability associated with the term loan of $912.6 million, net of the debt discount of $27.1 million, is reported as “Long-term debt, net of current portion” on the Condensed Consolidated Balance Sheet. As of October 25, 2008, the current portion of the liability associated with the term loan of $43.6 million, net of the debt discount of $11.4 million, is reported as “Current portion of long-term debt,” and the long-term portion of the liability associated with the term loan of $1,011.4 million, net of the debt discount of $34.2 million, is reported as “Long-term debt, net of current portion” on the Condensed Consolidated Balance Sheet.

     The Company is permitted to make voluntary prepayments at any time (without payment of a premium, other than in the case of a repricing transaction in respect of the term loan facility), and is required to make mandatory prepayments on the term loan (without payment of a premium) with (i) net cash proceeds from non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (ii) net cash proceeds from issuances of debt (other than certain permitted debt), (iii) a percentage of 50% or 0% of Brocade’s excess cash flow, based on Brocade’s consolidated senior secured leverage ratio, beginning with the fiscal year ending October 27, 2009, and (iv) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions). The Company is required to pay quarterly installments on the term loan equal to an aggregate annual amount of 5% of the original principal amount thereof in the first and second year, 10% in the third year, 20% in the fourth year and 60% in the fifth year, with any remaining balance payable on the final maturity date of the term loan. Upon a repricing of the term loan (including through a refinancing) that results in the weighted-average yield or applicable rate of such term loan immediately after such repricing to be lower than such yield or rate immediately prior to such repricing, a 2.0% premium is payable during the first year following the closing and a 1.0% premium is payable during the second year following the closing.
     Debt fees totaling $28.5 million associated with the acquisition have been capitalized as deferred financing costs, with $5.9 million amortized as of August 1, 2009. As of August 1, 2009 and October 25, 2008, the short-term portion of the deferred financing costs was $6.3 million and $7.9 million, respectively, and is reported within “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheet. As of August 1, 2009 and October 25, 2008, the long-term portion of the deferred financing costs was $16.3 million and $23.2 million, respectively, and is reported within “Other assets” on the Condensed Consolidated Balance Sheet. All debt fees capitalized are related to the term loan facility. The deferred financing costs are being amortized using the effective interest method over the five-year term of the debt. During the nine months ended August 1, 2009, the Company paid $108.1 million towards the principal of the term loan.
     The obligations of the Company and its subsidiary guarantors under the Senior Secured Credit Facility and the related guarantees thereunder are secured, subject to customary permitted liens and other agreed upon exceptions, by (i) a first priority pledge of all of the equity interests of each of the Company’s direct and indirect subsidiaries and (ii) a perfected first priority interest in and mortgages on all tangible and intangible assets of the Company and each subsidiary guarantor, except, in the case of a foreign subsidiary, to the extent such pledge would be prohibited by applicable law or would result in materially adverse tax consequences (limited, in the case of a first-tier foreign subsidiary, to 65% of the voting stock and 100% of non-voting stock of such first-tier foreign subsidiary). In addition, the term loan has not been registered with the SEC as of August 1, 2009.
     The credit agreement contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a maximum consolidated senior secured leverage ratio, each as defined in the credit agreement. The credit agreement also includes customary events of default, including cross-defaults on the Company’s material indebtedness and change of control. The Company was in compliance with all applicable covenants as of August 1, 2009 and October 25, 2008. The financial and other covenants agreed to by Brocade in connection with such indebtedness and the increased indebtedness and higher debt-to-equity ratio of Brocade in comparison to that of Brocade on a recent historical basis will have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions and increasing borrowing costs, and may adversely affect Brocade’s operations and financial results. In addition, the Company’s failure to comply with these covenants could result in a default under the Senior Secured Credit Facility and its other debt, which could permit the holders to accelerate such debt or demand payment in exchange for a waiver of such default. If any of the Company’s debt is accelerated, the Company may not have sufficient funds available to repay such debt.
Convertible Subordinated Debt
     On January 29, 2007, effective upon the consummation of the merger with McDATA Corporation (“McDATA”), the Company fully and unconditionally guaranteed and became a co-obligor on the 2.25% Notes of McDATA (“2.25% Notes”). The 2.25% Notes were convertible into McDATA’s Class A common stock at a conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares) at any time prior to February 15, 2010, subject to adjustments. Pursuant to Brocade’s merger agreement with McDATA, at the effective time of the merger, each outstanding share of McDATA’s Class A common stock, $0.01 par value per share, was converted into the right to receive 0.75 of a share of Brocade’s common stock, $0.001 par value per share, together with cash in lieu of fractional shares. As a result, an approximate aggregate of 12.1 million shares of Brocade’s common stock are issuable upon conversion of the 2.25% Notes at any time prior to February 15, 2010, subject to adjustments. For the three and nine months ended August 1, 2009, 12.1 million shares were antidilutive and therefore not included in the calculation of diluted net loss per share. For the three and nine months ended July 26, 2008, 12.1 million shares were dilutive and therefore included in the calculation of diluted net income per share.

     The gross principal amount of the outstanding convertible subordinated debt is $172.5 million. As of August 1, 2009, the carrying value of the convertible subordinated debt was $171.3 million, net of $1.2 million debt discount.
     As of August 1, 2009, the approximate aggregate fair value of the outstanding convertible subordinated debt was between $165.6 million and $163.9 million. The Company estimated the fair value of the outstanding convertible subordinated debt as of August 1, 2009 by using the high and low prices per $100 of the Company’s 2.25% Notes as of the last day of trading for the third fiscal 2009 quarter, which were $96.00 and $95.00, respectively.
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
10. Commitments and Contingencies
Operating and Capital Leases
     The Company leases certain facilities and certain equipment under various operating and capital lease agreements expiring through January 2018. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $2.0 million as security for the leases.
     Future minimum lease payments under all non-cancelable operating leases as of August 1, 2009 total $71.8 million, net of contractual sublease income of $31.9 million. In addition to base rent, many of the facilities lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.
Product Warranties
     The Company provides standard warranties on its products ranging from one to five years. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience, current trends and the Company’s expectations regarding future experience. The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the nine months ended August 1, 2009 and July 26, 2008 (in thousands):

	Accrued Warranty
	Nine Months Ended
	August 1,	July 26,
	2009	2008
Beginning balance	$5,051	$5,923
Liabilities accrued for warranties issued during the period (1)	3,848	3,414
Warranty claims paid and uses during the period	(1,590)	(2,610)
Changes in liability for pre-existing warranties during the period	(1,302)	(750)

Ending balance	$6,007	$5,977

(1)	Included in the $3.8 million in liabilities accrued for warranties issued during the nine months ended August 1, 2009 is $1.9 million in warranty liabilities resulting from the Foundry acquisition.
     In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of August 1, 2009, there have been no known material events or circumstances that have resulted in a customer contract-related indemnification liability to the Company.

Manufacturing and Purchase Commitments
     The Company has manufacturing arrangements with Hon Hai Precision Industry Co., Ltd. (“Foxconn”), Sanmina-SCI Corporation (“Sanmina”), Flextronics International Ltd. (“Flextronics”) and Celestica, Inc. (“Celestica”) (collectively, the “CMs”) under which the Company provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to the Company’s customers. The required lead time for placing orders with the CMs depends on the specific product. As of August 1, 2009, the Company’s aggregate commitment to the CMs for inventory components used in the manufacture of Brocade products was $279.9 million, which components the Company expects to utilize during future normal ongoing operations, net of a purchase commitments reserve of $23.4 million. The Company’s purchase orders placed with the CMs are cancelable, however if canceled, the agreements require the Company to purchase all inventory components not returnable, usable by, or sold to other customers of the CMs. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal operations within the next twelve months.
Income Taxes
     The Company is subject to several ongoing audits. For additional discussion, see Note 14, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements. The Company believes it has adequate reserves for all open tax years.
Integration Costs
     In connection with the acquisition of Foundry, the Company recorded acquisition and integration costs of $1.5 million and $4.8 million for the three and nine months ended August 1, 2009, respectively, which consisted primarily of costs incurred for consulting services and other professional fees. There were no acquisition and integration costs for the three and nine months ended July 26, 2008.
Legal Proceedings
  Initial Public Offering Litigation
     On July 20, 2001, the first of a number of putative class actions for violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Brocade, certain of its officers and directors, and certain of the underwriters for Brocade’s initial public offering (“IPO”) of securities. A consolidated amended class action captioned, In Re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation, No. 01 Civ. 6613, was filed on April 19, 2002. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in Brocade’s initial public offering and seeks unspecified damages for claims under the Exchange Act on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against Brocade is coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases as In Re Initial Public Offering Securities Litigation, 21 MC 92 (SAS), including actions against McDATA Corporation, Inrange Technologies Corporation (“Inrange”) (which was first acquired by Computer Network Technology Corporation (“CNT”) and subsequently acquired by McDATA as part of the CNT acquisition), and Foundry, and certain of each entity’s respective officers and directors, and initial public offering underwriters.
     The parties have reached a global preliminary settlement of the litigation with the insurers paying the full amount of settlement share allocated to the Brocade entities, and the Brocade entities would bear no financial liability. On June 9, 2009, the Court granted preliminary approval of the settlement. The preliminary settlement is pending final Court approval.
  Securities Litigation
     Beginning on or about May 24, 2005, several derivative actions were filed against certain of Brocade’s current and former officers and directors relating to Brocade’s historical stock option practices. These actions were filed in the United States District Court for the Northern District of California (“Federal Court”) and in the California Superior Court in Santa Clara County (“State Court”). The derivative actions pending in Federal Court were consolidated under the caption In re Brocade Communications Systems, Inc. Derivative Litigation, Case No. C 05-02233 CRB (the “Federal Action”), and the derivative actions pending in State Court were also consolidated under the caption In re Brocade Communications Systems, Inc. Derivative Litigation, Case No. 1:05cv041683 (the “State Action”).
     On February 22, 2008, Brocade’s Board of Directors appointed a Special Litigation Committee of the Board (“SLC”) with plenary authority to, among other things, evaluate and resolve the claims asserted in the federal and state derivative actions.

On August 1, 2008, Brocade, acting through the SLC, filed a Second Amended Complaint (the “SLC’s Complaint”) in the Federal Action against ten former officers or directors of Brocade, asserting claims for breach of fiduciary duty and violations of federal and state laws in connection with Brocade’s historical stock option practices. In August 2008, the State Court and Federal Court realigned Brocade as the plaintiff and dismissed the shareholder plaintiffs in the State Action and Federal Action, respectively.
     On December 12, 2008, the Federal Court dismissed all claims against five of the Federal Action defendants and some, but not all, of the claims against the remaining five Federal Action defendants. In April 2009, the unconsolidated federal derivative action was dismissed without prejudice and the claims asserted in the State Action against the defendants who had not also been named in the Federal Action were also dismissed without prejudice.
     As of August 14, 2009, the SLC had reached settlement agreements with each of the five defendants remaining in the Federal Action and four of the five defendants remaining in the State Action. The terms of the settlements differ in each case, and the settlements are at different stages of finality. Terms contained in some, but not all, of the agreements include the payment of money to Brocade, the surrender of certain shares of Brocade stock to Brocade, the contribution of specified amounts to reduce the legal fees and expenses that Brocade otherwise might be obligated to pay, and releases. The agreements with four of the five Federal Action defendants have been approved by the Federal Court. The other agreements remain subject to review by the Federal Court or State Court, as applicable.
     On October 23, 2007, a class action complaint was filed against Brocade and certain of its former officers and current and former directors. This action was filed in the California Superior Court in Santa Clara County on behalf of individuals who owned Brocade stock between February 21, 2001 and May 16, 2005. On October 15, 2008, plaintiffs filed a second amended complaint alleging that Brocade and the individual defendants violated or conspired to violate the Racketeering Influenced and Corrupt Organizations Act and seeking unspecified monetary damages. On March 3, 2009, the Court dismissed the complaint with prejudice. On May 14, 2009, Plaintiffs filed a notice of appeal.
     On July 23, 2008, an action, Doug Edrington v. Bobby R. Johnson, Jr., et al (Case No. 1:08-CV-118013), was filed in the Superior Court of the State of California for the County of Santa Clara. The complaint alleges that the members of Foundry’s board of directors have breached their fiduciary duties to Foundry’s stockholders in connection with the acquisition of Foundry by Brocade (the “Merger”) and engaged in self-dealing in connection with approval of the Merger, allegedly resulting in an unfair process and unfair price to Foundry’s stockholders. On July 27, 2009, the Court approved a settlement among the parties, which included nominal payments to the plaintiff for certain attorneys’ fees and expenses. The Company previously accrued for this payment in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”).
  Intellectual Property Litigation
     On June 21, 2005, Enterasys Networks, Inc. (“Enterasys”) filed a lawsuit against Foundry (and Extreme Networks, Inc.) in the United States District Court for the District of Massachusetts alleging that certain of Foundry’s products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. On August 28, 2007, the Court granted Foundry’s motion to stay the case based on petitions that Foundry filed with the USPTO for reexamination of five of the six Enterasys patents. On July 14, 2009, the USPTO issued reexamination certificates for two of the patents undergoing reexamination indicating that the patents were valid over the references that Foundry had submitted. On August 7, 2009, Brocade filed a new petition for reexamination of one of the patents that received a reexamination certificate, but the USPTO has not yet acted on the new petition. To date, the USPTO has issued final Office Actions (which are published on the USPTO website) concerning the three remaining Enterasys patents that were submitted for reexamination. In the final Office Actions for two of these three remaining patents, some claims were deemed allowable, but other claims were rejected. In the final Office Action for the third of the remaining patents, all claims were rejected. Enterasys has challenged two of the final Office Actions and may seek to challenge the other final Office Action.
     On September 6, 2006, Chrimar Systems, Inc. (“Chrimar”) filed a lawsuit against Foundry in the United States District Court for the Eastern District of Michigan alleging that certain of Foundry’s products infringe Chrimar’s U.S. Patent 5,406,260 and seeking injunctive relief, as well as unspecified damages. No trial date has been set.
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
     In accordance with SFAS 5, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis. As of August 1, 2009, the Company has not recorded any such liabilities in accordance with SFAS 5, except as noted above with respect to the Edrington Memorandum of Understanding.
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
Foreign Currency Exchange Rate Risk
     A majority of the Company’s revenue, expense and capital purchasing activities is transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to its operations for the nine months ended August 1, 2009 were the Euro, the Japanese Yen, the British Pound and the Singapore Dollar. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. The Company has established a foreign currency risk management program to protect against fluctuations in the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not always entirely eliminate, the impact of foreign currency exchange rate movements. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the condensed consolidated statements of operations as the impact of the hedged transaction.
Volume of Derivative Activity
     Total gross notional amounts for foreign currency forward contracts, presented by currency, are as follows (in thousands):

	August 1,	October 25,
In United States Dollars	2009	2008
Euro	$17,053	$9,710
Japanese Yen	2,261	2,036
British Pound	8,066	4,168
Singapore Dollar	4,320	2,420
Other	—	173

Total	$31,700	$18,507

     The Company utilizes a rolling hedge strategy for the majority of its foreign currency forward contracts with cash flow hedge accounting designation that hedges exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. All of the Company’s foreign currency forward contracts are single delivery, which are settled at maturity involving one cash payment exchange.
     As of August 1, 2009, the Company had a gross unrealized gain of $1.6 million, offset by a gross unrealized loss of $0.1 million, both of which are included in Other Accrued Liabilities. The net amount of $1.5 million represents effective hedges and is reported as a component of accumulated other comprehensive loss. Hedge ineffectiveness, which is reported in the Condensed Consolidated Statements of Operations, was not significant.
12. Comprehensive Income (Loss)
     The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 1,	July 26,	August 1,	July 26,
	2009	2008	2009	2008
Net income (loss)	$(21,033)	$20,266	$(110,183)	$131,489
Other comprehensive income (loss):
Change in net unrealized gains (losses) on marketable equity securities, cash flow hedges and investments	1,823	(969)	78,353	292
Change in cumulative translation adjustments	1,747	(256)	939	(1,986)

Total comprehensive income (loss)	$(17,463)	$19,041	$(30,891)	$129,795

     As of October 25, 2008, the Company had $71.1 million in gross unrealized losses in connection with the 14.0 million shares of Foundry common stock held by Brocade. Effective upon the consummation of the merger with Foundry, the Company reversed the gross unrealized losses of $71.1 million, thereby resulting in gross unrealized gains of $71.1 million for the nine months ended August 1, 2009 (see Note 6, “Investments and Equity Securities,” of the Notes to Condensed Consolidated Financial Statements).
13. Equity Compensation Plans and Stock-Based Compensation
     In April 2009, the stockholders of Brocade approved the Company’s 2009 Stock Plan, 2009 Director Plan and 2009 Employee Stock Purchase Plan (“2009 ESPP”), and such plans are now part of the Company’s equity compensation plans along with those described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2008 (the “Plans”). Further, the Company’s 1999 Stock Plan, 1999 Director Option Plan and 1999 Employee Stock Purchase Plan, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2008, each expired in March 2009 by its terms.
  2009 Stock Plan
     The 2009 Stock Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares, and other stock or cash awards to employees, directors and consultants. Per the terms of the 2009 Stock Plan, 48.0 million shares of the Company’s common stock are reserved for issuance under the plan, plus the following:
•	Any shares subject to stock options or similar awards granted under the Company’s 1999 Stock Plan, 1999 Nonstatutory Stock Option Plan (“NSO Plan”) and 2001 McDATA Equity Incentive Plan that expire or otherwise terminate without having been exercised in full; and
•	Shares issued pursuant to awards granted under the Company’s 1999 Stock Plan, NSO Plan and 2001 McDATA Equity Incentive Plan that are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2009 Stock Plan pursuant to this clause equal to 40,335,624 shares.

  2009 Director Plan
     The 2009 Director Plan provides for the grant of stock options and restricted stock units to non-employee directors of the Company. The Board of Directors has reserved 2.0 million shares of the Company’s common stock for issuance under the 2009 Director Plan, plus any shares subject to stock options or similar awards granted under the Company’s 1999 Director Option Plan that expire or otherwise terminate without having been exercised in full, and shares issued pursuant to awards granted under the Company’s 1999 Director Option Plan that are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2009 Director Plan pursuant to this clause equal to 870,000 shares.
  2009 Employee Stock Purchase Plan
     The 2009 ESPP permits eligible employees to purchase shares of the Company’s common stock through payroll deductions for up to 15% of qualified compensation during the offering period. The purchase price is 85% of the lesser of the fair market value of the Company’s common stock on (i) the first trading day of the offering period, or (ii) the last day of each six-month purchase period; provided, however, that the purchase price for subsequent offering periods may be determined by the administrator, subject to compliance with the terms of the 2009 ESPP. A total of 35.0 million shares of the Company’s common stock are reserved for issuance under the 2009 ESPP. The 2009 ESPP is implemented through consecutive, overlapping offering periods of up to approximately twenty-four months. The offering periods generally start with the first trading day on or after June 1 and December 1 each year and end on the last trading day in the periods ending twenty-four months later, unless the fair market value of the Company’s common stock on the last day of a purchase period is lower than the fair market value of the Company’s common stock on the first trading day of the offering period, in which case the offering period will end early, immediately after the purchase period, and a new offering period will commence on or about such date. Each offering period will be divided into four purchase periods of approximately six months in length. The initial offering period for the 2009 ESPP beginning on June 1, 2009 is twenty-four months. Eligible employees may purchase no more than 3,750 shares of the Company’s common stock during each six-month purchase period.
  Equity Compensation Plans
     The Company grants stock options for shares of the Company’s common stock and other types of equity compensation awards to its employees and directors under the various equity compensation plans described above. In accordance with the terms of the 2009 Stock Plan and the 2009 Director Plan, each award granted with an exercise price that is less than fair market value, which includes all grants of restricted stock awards, restricted stock units, performance shares and performance units, will count against the applicable plan’s share reserve as 1.56 shares for every one share subject to such award. In addition, the exercise price of stock options and stock appreciation rights granted under the 2009 Stock Plan must be at least equal to the fair market value of the Company’s common stock on the date of grant and the exercise price of incentive stock options granted to any participant who owns more than 10% of the total voting power of all classes of the Company’s outstanding stock must be at least 110% of the fair market value of the Company’s common stock on the date of grant. The term of a stock option and a stock appreciation right may not exceed seven years, except that, with respect to any participant who owns 10% of the voting power of all classes of the Company’s outstanding capital stock, the term of an incentive stock option may not exceed five years.
     The Company also grants restricted stock awards and restricted stock units under the 2009 Stock Plan. The majority of the stock options, restricted stock awards and restricted stock units granted under the Plans vest over a period of four years. Certain options and awards granted under the 2009 Stock Plan vest over shorter or longer periods.
     At August 1, 2009, approximately 211.5 million shares were authorized for future issuance under the Plans, which include stock options, shares to be issued pursuant to the 2009 ESPP, restricted stock units and other awards, and shares of Brocade common stock that became issuable in connection with the assumption or substitution of Foundry equity awards. A total of 67.8 million shares of common stock were available for grant under the Plans as of August 1, 2009. Awards that expire, or are canceled without delivery of shares, generally become available for issuance under the Plans.
Stock Options
     When the measurement date is certain, the fair value of each option granted during the respective period is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The dividend yield reflects that Brocade has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The expected volatility is based on an equal weighted-average of implied volatilities from traded options of the Company’s common stock and historical volatility of the Company’s common stock. The expected term is based on historical exercise behavior.

	Three Months Ended		Nine Months Ended
	August 1,	July 26,	August 1,	July 26,
Stock Options	2009	2008	2009	2008
Expected dividend yield	—	0.0%	0.0%	0.0%
Risk-free interest rate	—	2.4 - 4.1%	0.5 - 2.8%	1.5 - 4.1%
Expected volatility	—	46.3%	61.8 - 65.3%	44.2 - 46.3%
Expected term (in years)	—	4.0	4.0	4.0
     The Company recorded $5.5 million and $3.9 million of compensation expense related to stock options for the three months ended August 1, 2009 and July 26, 2008, respectively, in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). The Company recorded $18.0 million and $13.7 million of compensation expense related to stock options for the nine months ended August 1, 2009 and July 26, 2008, respectively, in accordance with SFAS 123R. Compensation expense computed under the fair value method for stock options issued is being amortized under a graded vesting method over the options’ vesting period. A summary of stock option activity under the Plans for the nine months ended August 1, 2009 is presented as follows:

			Weighted-Average
			Remaining	Aggregate Intrinsic
	Shares	Weighted-Average	Contractual Term	Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Outstanding at October 25, 2008	35,036	$8.05	4.17	$701
Assumed under the Foundry acquisition	93,509	$3.23
Granted	5,018	$4.22
Exercised	(25,322)	$2.98
Forfeited or expired	(5,564)	$5.93

Outstanding at August 1, 2009	102,677	$4.84	3.37	$376,405

Vested and expected to vest at August 1, 2009	96,837	$4.89	3.36	$353,903

Exercisable and vested at August 1, 2009	76,478	$5.08	3.17	$276,376

     No stock options were granted during the three months ended August 1, 2009. The weighted-average grant date fair value of stock options granted during the three months ended July 26, 2008 was $2.27. The total intrinsic value of stock options exercised for the three months ended August 1, 2009 and July 26, 2008 was $71.4 million and $7.9 million, respectively.
     As of August 1, 2009, there was $21.4 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.21 years.
     From May 1999 through July 2003, the Company granted 98.8 million options subject to variable accounting as the measurement date of the options granted was not certain. As of August 1, 2009, 1.1 million options with a weighted-average exercise price of $21.54 and a weighted-average contractual life of 1.40 years remain outstanding and continue to be accounted for under variable accounting.
Employee Stock Purchase Plan
     Under Brocade’s employee stock purchase plans, including the 2009 ESPP and the 1999 Employee Stock Purchase Plan, (together, the “Brocade ESPP”), eligible employees can participate and purchase shares semi-annually at the lower of 85% of the fair market value of the Company’s common stock on (i) the first trading day of the offering period, or (ii) the last day of each six-month purchase period. The Brocade ESPP permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. The Company accounts for the Brocade ESPP as a compensatory plan and recorded compensation expense of $10.7 million and $2.1 million for the three months ended August 1, 2009 and July 26, 2008, respectively, and $15.5 million and $5.0 million for the nine months ended August 1, 2009 and July 26, 2008, respectively, in accordance with SFAS 123R. Compensation expense computed under the fair value method for ESPP shares issued is being amortized under a graded vesting method over the twenty-four month offering period.

     The fair value of the option component of Brocade ESPP shares was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	August 1,	July 26,	August 1,	July 26,
Employee Stock Purchase Plan	2009	2008	2009	2008
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.7%	1.6%	0.8%	2.6%
Expected volatility	77.9%	45.3%	76.4%	43.0%
Expected term (in years) (1)	1.2	0.5	1.2	0.5

(1)	The ESPP shares valued for the three and nine months ended July 26, 2008 fall under the 1999 Employee Stock Purchase Plan, which is based on a six-month offering period.
     As of August 1, 2009, there was $51.1 million of unrecognized compensation expense related to employee stock purchases under the Brocade ESPP. This expense is expected to be recognized over a weighted-average period of 1.2 years.
     In addition, as part of its acquisition of Foundry, the Company became the administrator of Foundry’s 1999 Employee Stock Purchase Plan (“Foundry ESPP”), which expired on May 31, 2009. As a result of Brocade’s assumption of rights under the Foundry ESPP, Foundry employees who became Brocade employees were granted the right to purchase shares of the Company’s common stock at the lower of 85% of the fair market value of the Company’s common stock, as adjusted in accordance with the Foundry Merger Agreement at (i) the beginning of a rolling two-year offering period or (ii) the end of each semi-annual offering period, subject to a plan limit on the number of shares that may be purchased in an offering period. During the nine months ended August 1, 2009, the Company issued 4.9 million shares under the Foundry ESPP. The Company accounts for the Foundry ESPP as a compensatory plan and recorded compensation expense of $0.6 million and $2.5 million for the three and nine months ended August 1, 2009, respectively, in accordance with SFAS 123R.
Restricted Stock Awards
     No restricted stock awards were issued for the nine months ended August 1, 2009 and July 26, 2008. When and if granted, restricted stock awards are not transferable until fully vested, and all unvested shares upon termination are subject to repurchase. The fair value of each award is based on the Company’s closing stock price on the date of grant.
     A summary of the nonvested restricted stock awards for the nine months ended August 1, 2009 is presented as follows:

	Shares	Weighted-Average
	(in thousands)	Grant Date Fair Value
Nonvested at October 25, 2008	14	$0.01
Granted	—	$—
Vested	(14)	$0.01
Forfeited	—	$—

Nonvested at August 1, 2009	—	$—

Expected to vest at August 1, 2009	—	$—

Restricted Stock Units
     For the nine months ended August 1, 2009 and July 26, 2008, Brocade issued 12.4 million and 5.6 million restricted stock units, respectively. Typically, vesting of restricted stock units occurs over one to four years and is subject to the employee’s continuing service to Brocade. The compensation expense related to these awards of $25.8 million and $5.7 million for the three months ended August 1, 2009 and July 26, 2008, respectively, and $63.2 million and $12.8 million for the nine months ended August 1, 2009 and July 26, 2008, respectively, was determined using the fair market value of Brocade’s common stock on the date of the grant and is recognized under a graded vesting method over the awards’ vesting period.

     A summary of the changes in restricted stock units outstanding under Brocade’s equity compensation plans during the nine months ended August 1, 2009 is presented as follows:

	Shares	Weighted-Average
	(in thousands)	Grant Date Fair Value
Nonvested at October 25, 2008	8,306	$7.87
Assumed under the Foundry acquisition	26,050	$3.54
Granted	12,431	$6.84
Vested	(2,526)	$5.90
Forfeited	(3,008)	$6.83

Nonvested at August 1, 2009	41,253	$5.02

Vested and expected to vest at August 1, 2009	33,245	$5.02

     The aggregate intrinsic value of restricted stock units outstanding at August 1, 2009 was $324.3 million.
     On July 30, 2007, the Board of Directors approved a long-term, performance-based equity incentive plan (“Incentive Plan”) under the Company’s then applicable 1999 Stock Plan. The Incentive Plan provides for the grant of restricted stock units to certain Company executive officers and other selected employees. For each restricted stock unit that vests, the plan participant will be entitled to receive one share of the Company’s common stock. The restricted stock units that vest are subject to the Company’s performance compared to the NASDAQ-100 Index over an initial twenty-seven-month performance period, which is from August 1, 2007 to October 31, 2009. The Incentive Plan participants must also remain a service provider to the Company during the performance period. 2.4 million restricted stock units would have been earned as of August 1, 2009.
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
     As of August 1, 2009, Brocade had $111.1 million of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants that is equity classified and $1.5 million of unrecognized compensation expense related to the Incentive Plan that is liability classified. These expenses are expected to be recognized over a weighted-average period of 1.87 years. As of August 1, 2009, $11.9 million in compensation expense related to the Incentive Plan has been recognized to date.
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
     During the three months ended August 1, 2009, the Company recorded a net increase of approximately $17.2 million in its total unrecognized tax benefits. The total amount of gross unrecognized tax benefits on August 1, 2009 was $171.3 million, which included $108.5 million that, if recognized, would affect the Company’s effective tax rate. During the three months ended August 1, 2009, the Company did not expense any material amount for net interest and penalties related to income tax liabilities through income tax expense.
     During the nine months ended August 1, 2009, the Company expensed an additional amount of $0.5 million for net interest and penalties related to income tax liabilities through income tax expense.
     During the three and nine months ended July 26, 2008, the Company expensed an additional amount of $0.3 million and $0.8 million, respectively, for net interest and penalties related to income tax liabilities through income tax expense. The total net interest and penalties as of August 1, 2009 was $4.8 million.
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

     In November 2005, the Company was notified by the IRS that the Company’s domestic federal income tax return for the year ended October 25, 2003 was subject to audit. In May 2008, the Internal Revenue Service (“IRS”) completed its field examination of the Company’s federal income tax return for the year ended October 25, 2003 and issued a Revenue Agent’s Report (“RAR”). The IRS is contesting the Company’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries. The Company appealed the RAR to the Appeals Office of the IRS in June 2008 and the Company is currently negotiating a settlement. In July 2009, the IRS also completed its field examination of the Company’s federal income tax returns for the three tax years ended October 28, 2006 and issued an RAR. The IRS is contesting the transfer pricing associated with transfers of acquired technologies between subsidiaries. The Company is considering appealing these adjustments. The IRS may make similar claims against the Company’s transfer pricing arrangements in future examinations. In May 2006, the Franchise Tax Board notified the Company that its California income tax returns for the years ended October 25, 2003 and October 30, 2004 were subject to audit. The IRS and Franchise Tax Board audits are still ongoing and the Company believes its reserves are adequate to cover any potential assessments that may result from these examinations.
     In February 2009, the IRS commenced an examination of Foundry’s federal income tax returns for the years ended December 31, 2006 and 2007. The Company is not aware of any proposed adjustments, but the audit is still ongoing. The Company believes its reserves are adequate to cover any potential assessments that may result from the examination.
     For the three and nine months ended August 1, 2009, the Company recorded income tax expense of $20.0 million and $17.3 million, respectively, primarily as a result in a change in the allocation of income between the U.S. and foreign operations, and a change in judgment concerning the ongoing IRS examination. For the three and nine months ended July 26, 2008, the Company recorded income tax expense (benefit) of $31.9 million and $(136.7) million, respectively.
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
     As a result of the Foundry acquisition during the first quarter of fiscal year 2009, Brocade reorganized its four operating segments, of which two are individually reportable segments: Data Storage and Global Services; and two, IP Layer 2-3 and ADC, are combined into one reportable segment: IP Products. These segments are organized principally by product category. The types of products and services from which each reportable segment derives its revenues are as follows:
•	Data Storage includes a majority of the Company’s storage area network products and software, HBAs, CNAs, and mezzanine cards;
•	IP Products include Layer 2-3 switches and routers, Layer 4-7 application delivery controllers, file area network products and associated management solutions; and
•	Global Services include break/fix maintenance, extended warranty, installation, consulting, network management, related software maintenance and support revenue, and telecommunications services.
     Financial decisions and the allocation of resources are based on the information from the Company’s internal management reporting system. At this point in time, the Company does not track any of its assets by operating segments. Consequently, it is not practical to show assets by operating segments. The majority of the Company’s assets as of August 1, 2009 were attributable to its United States operations.

     Fiscal year 2008 segment results have been conformed to the new measurements of segment financial reporting implemented in the first quarter of fiscal year 2009. Summarized financial information by reportable segment for the three and nine months ended August 1, 2009 and July 26, 2008, based on the internal management reporting system, is as follows (in thousands):

	Data Storage	IP Products	Global Services	Total
Three months ended August 1, 2009
Net revenues	$283,773	$118,710	$90,797	$493,280
Cost of revenues	113,604	71,743	47,488	232,835

Gross margin	$170,169	$46,967	$43,309	$260,445

Three months ended July 26, 2008
Net revenues	$300,376	$1,428	$63,892	$365,696
Cost of revenues	108,352	2,720	41,419	152,491

Gross margin (loss)	$192,024	$(1,292)	$22,473	$213,205

Nine months ended August 1, 2009
Net revenues	$887,096	$296,021	$248,054	$1,431,171
Cost of revenues	337,021	198,891	132,606	668,518

Gross margin	$550,075	$97,130	$115,448	$762,653

Nine months ended July 26, 2008
Net revenues	$890,163	$5,170	$173,107	$1,068,440
Cost of revenues	336,954	8,522	107,728	453,204

Gross margin (loss)	$553,209	$(3,352)	$65,379	$615,236

16. Net Income (Loss) per Share
     The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	August 1,	July 26,	August 1,	July 26,
	2009	2008	2009	2008
Basic net income (loss) per share
Net income (loss)	$(21,033)	$20,266	$(110,183)	$131,489

Weighted-average shares of common stock outstanding	406,916	371,626	390,087	376,742
Less: Weighted-average shares of common stock subject to repurchase	—	(281)	—	(287)

Weighted-average shares used in computing basic net income (loss) per share	406,916	371,345	390,087	376,455
Basic net income (loss) per share	$(0.05)	$0.05	$(0.28)	$0.35

Diluted net income (loss) per share
Net income (loss)	$(21,033)	$20,266	$(110,183)	$131,489
Interest on convertible subordinated debt, net of income tax effect	—	429	—	2,056

Net income (loss), as adjusted	(21,033)	20,695	(110,183)	133,545

Weighted-average shares used in computing basic net income (loss) per share	406,916	371,345	390,087	376,455
Dilutive potential common shares	—	21,241	—	19,990

Weighted-average shares used in computing diluted net income (loss) per share	406,916	392,586	390,097	396,445
Diluted net income (loss) per share	$(0.05)	$0.05	$(0.28)	$0.34

     For the three months ended August 1, 2009 and July 26, 2008, potential common shares in the form of stock options to purchase 51.4 million and 13.5 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted net income (loss) per share. For the nine months ended August 1, 2009 and July 26, 2008, potential common shares in the form of stock options to purchase 76.3 million and 15.0 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted net income (loss) per share. For the three and nine months ended August 1, 2009, potential common shares in the form of stock awards to purchase 21.1 million and 17.3 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted net loss per share.

     As the Company was in a net loss position for the three and nine months ended August 1, 2009, there was no dilutive impact of potential common shares associated with stock options, by application of the treasury stock method. The dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, for the three and nine months ended July 26, 2008 was 6.7 million and 6.0 million, respectively. In addition, for both the three and nine months ended August 1, 2009, potential common shares resulting from the potential conversion, on a weighted-average basis, of the Company’s convertible subordinated debt of 12.1 million common shares were antidilutive and therefore not included in the computation of diluted net loss per share. However, for both the three and nine months ended July 26, 2008, potential common shares resulting from the potential conversion, on a weighted-average basis, of the Company’s convertible subordinated debt of 12.1 million common shares were dilutive and therefore included in the computation of diluted net income per share.

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
     In the first fiscal quarter of 2009, we completed our acquisition of Foundry. As a result of this acquisition in the first fiscal quarter of 2009, we reorganized our four operating segments: Data Storage, IP Layer 2-3, Application Delivery Controller and Global Services. The objective of this new organization is to enable us to more effectively focus on growth opportunities, while being well-positioned to more rapidly scale and accommodate new business opportunities, including potential future acquisitions.
     Our primary focus for this year has been on the following markets:
•	Enterprise Data Center Solutions, which includes directors, switches, HBAs, top-of-rack switches, end-of-row and backbones, file management solutions, application delivery, converged network products and server virtualization solutions;
•	Enterprise LAN Campus, where we deliver lower cost, higher performance solutions including modular and stackable 1 Gigabit Ethernet (“GbE”) and 10GbE solutions, Enhanced Power Over Ethernet plus, as well as security and wireless solutions; and
•	Service Providers, where we offer metro Edge, high-availability aggregation and Ethernet Backbone solutions.
     When considering the current economically challenging IT spending environment, our planning assumption is that it will remain unchanged through the balance of calendar year. In light of this environment, we are also focused on managing our expenses. We expect IT spending in general, and the Storage and IP markets specifically, to improve during 2010.

Results of Operations
     We report our fiscal year on a 52/53-week period ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. As a result, our fiscal year 2009 is a 53-week fiscal year, with our second quarter of fiscal year 2009 consisting of fourteen weeks, which is one week longer than a typical quarter. Fiscal year 2008 was a 52-week fiscal year. Our next 14-week quarter will be in the second quarter of fiscal year 2014.
     Our results of operations for the three and nine months ended August 1, 2009 and July 26, 2008 are reported in this discussion and analysis as a percentage of total net revenues, except for cost of revenues and gross margin (loss) with respect to each segment, which are indicated as a percentage of the respective segment net revenues. Prior period segment results have been conformed to the new measurements of segment financial reporting implemented in the first quarter of fiscal year 2009.
     Revenues. Our data networking solutions enable network convergence and end-to-end networking from the edge to the core of our customers’ networking infrastructures. Our revenues are derived primarily from sales of our Data Storage family of SAN products, sales of our IP products, and our service and support offerings related to those products. Our fabric switches and directors connect our customers’ servers and storage devices creating a SAN.
     Our total net revenues are summarized as follows (in thousands, except percentages):

	Three Months Ended
	August 1,	% of Net	July 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Data Storage	$283,773	57.5%	$300,376	82.1%	$(16,603)	(5.5)%
IP Products	118,710	24.1%	1,428	0.4%	117,282	8,215.9%
Global Services	90,797	18.4%	63,892	17.5%	26,905	42.1%

Total net revenues	$493,280	100.0%	$365,696	100.0%	$127,584	34.9%

	Nine Months Ended
	August 1,	% of Net	July 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Data Storage	$887,096	62.0%	$890,163	83.3%	$(3,067)	(0.3)%
IP Products	296,021	20.7%	5,170	0.5%	290,851	5,625.2%
Global Services	248,054	17.3%	173,107	16.2%	74,947	43.3%

Total net revenues	$1,431,171	100.0%	$1,068,440	100.0%	$362,731	33.9%
     The increase in total net revenues for the three months ended August 1, 2009 as compared to total net revenues for the three months ended July 26, 2008 reflects growth in sales of IP Products and Global Services offerings, offset by a decrease in Data Storage sales.
•	The decrease in Data Storage product revenues for this period reflects a 9.6% decrease in the number of ports shipped from our switch and embedded switch products and a decrease in average selling price per port of 12.8%, offset by a mix shift from 4 Gigabit (“Gb”) director and switch products to 8 Gb director products, which carry a higher price per port;
•	The increase in revenues from IP Products was due to sales of network switching and router products which began with our acquisition of Foundry in December 2008; and
•	The increase in Global Services revenues was a result of the acquisition of Foundry in December 2008 and the continued expansion of our installed base.
     The increase in total net revenues for the nine months ended August 1, 2009 as compared to total net revenues for the nine months ended July 26, 2008 reflects growth in sales of IP Products and Global Services offerings.
•	Data Storage product revenues for the period were flat and reflect a 1.0% decrease in the number of ports shipped from our director and switch products and a decrease in average selling price per port of 9.9%, offset by a mix shift from 4 Gb director and switch products to 8 Gb director products, which carry a higher price per port;
•	The increase in revenues from IP Products was due to sales of network switching and router products as a result of our acquisition of Foundry in December 2008; and
•	The increase in Global Services revenues was a result of the acquisition of Foundry in December 2008 and the inclusion of Strategic Business Systems, Inc. (“SBS”), which was acquired in March 2008, for the full nine-month period in fiscal year 2009, as well as the continued expansion of our installed base.

     For the three and nine months ended August 1, 2009, the declines in average selling prices were the result of a continuing competitive pricing environment, offset by a mix shift to higher port density and price per port products. We believe that the IT spending environment remains cautious due to the uncertain macroeconomic environment and therefore, our business is being affected by a decrease in overall market demand, partially offset by an increase in our market share in the SAN market. The increase in the number of IP Products ports shipped primarily reflects the Foundry acquisition.
     Going forward, we expect the number of ports shipped to fluctuate depending on the demand for our existing and recently introduced IP Products and Data Storage products, as well as the timing of product transitions by our OEM customers. We currently expect that average selling prices per port will likely decline at rates consistent with historical rates of low single digits per quarter, however, there are risks that pricing pressure could accelerate due to macroeconomic issues, new product introductions by us or our competitors, or other factors. Historically, our first and fourth fiscal quarters are seasonally stronger quarters from a revenue perspective than our second and third fiscal quarters.
     Our total net revenues by geographical area are summarized as follows (in thousands, except percentages):

	Three Months Ended
	August 1,	% of Net	July 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Domestic	$314,159	63.7%	$237,216	64.9%	$76,943	32.4%
International	179,121	36.3%	128,480	35.1%	50,641	39.4%

Total net revenues	$493,280	100.0%	$365,696	100.0%	$127,584	34.9%

	Nine Months Ended
	August 1,	% of Net	July 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Domestic	$940,245	65.7%	$675,113	63.2%	$265,132	39.3%
International	490,926	34.3%	393,327	36.8%	97,599	24.8%

Total net revenues	$1,431,171	100.0%	$1,068,440	100.0%	$362,731	33.9%
     Historically, domestic revenues have accounted for between 56% and 69% of total net revenues. International revenues primarily consist of sales to customers in Western Europe, the greater Asia Pacific region and Japan. International revenues were flat as a percentage of total net revenues for the three months ended August 1, 2009 compared with the corresponding period in fiscal year 2008 and they decreased as a percentage of total net revenues for the nine months ended August 1, 2009 compared with the corresponding period in fiscal year 2008 primarily as a result of the shift to North America due to the Foundry acquisition. Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM customers, but we believe that international revenues comprise a larger percentage of our total net revenues than the attributed revenues may indicate.
     A significant portion of our revenue is concentrated among a relatively small number of OEM customers. For the three months ended August 1, 2009, three customers each represented 10% or more of our total net revenues for a combined total of 46% of our total net revenues. For the three months ended July 26, 2008, the same three customers each represented 10% or more of our total net revenues for a combined total of 62% of our total net revenues. The decrease in the percentage reflects the acquisition of Foundry and its dispersion of revenue among a non-OEM customer base. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM customers and, as a result of the Foundry acquisition, to the U.S. government or individual agencies within the U.S. government. Therefore, the loss of, or a decrease in the level of sales to, or a change in the ordering pattern of any one of these customers could seriously harm our financial condition and results of operations.
     A majority of our accounts receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of August 1, 2009, three customers accounted for 15%, 13% and 11%, respectively, of total accounts receivable. As of October 25, 2008, three customers accounted for 30%, 17% and 14%, respectively, of total accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable balances. We have established reserves for credit losses, sales allowances, and other allowances. While we have not experienced material credit losses in any of the periods presented, there can be no assurance that we will not experience material credit losses in the future.
     Gross margin (loss). Gross margin (loss) as stated below is indicated as a percentage of the respective segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues. Gross margin (loss) is summarized as follows (in thousands, except percentages):

	Three Months Ended
	August 1,	% of Net	July 26,	% of Net	Increase/	% Points
	2009	Revenues	2008	Revenues	(Decrease)	Change
Data Storage	$170,169	60.0%	$192,024	63.9%	$(21,855)	(3.9)%
IP Products	46,967	39.6%	(1,292)	(90.5)%	48,259	130.1%
Global Services	43,309	47.7%	22,473	35.2%	20,836	12.5%

Total gross margin	$260,445	52.8%	$213,205	58.3%	$47,240	(5.5)%

	Nine Months Ended
	August 1,	% of Net	July 26,	% of Net	Increase/	% Points
	2009	Revenues	2008	Revenues	(Decrease)	Change
Data Storage	$550,075	62.0%	$553,209	62.1%	$(3,134)	(0.1)%
IP Products	97,130	32.8%	(3,352)	(64.8)%	100,482	97.6%
Global Services	115,448	46.5%	65,379	37.8%	50,069	8.7%

Total gross margin	$762,653	53.3%	$615,236	57.6%	$147,417	(4.3)%
     For the three months ended August 1, 2009 as compared to the three months ended July 26, 2008, total gross margin increased in absolute dollars, but total gross margin percentage decreased primarily due to increased mix of IP Products revenue, which carries a lower overall gross margin, increased stock-based compensation expense and increased amortization of intangible assets acquired under the Foundry acquisition.
     In addition, gross margin percentage by reportable segment increased or decreased for the three months ended August 1, 2009 compared with the corresponding period in fiscal year 2008 primarily due to the following factors:
•	Data Storage product costs relative to net revenues increased primarily due to a 2.1% increase in manufacturing costs as a result of an increase in sales engineering headcount, a 1.9% increase in product costs and a 0.6% increase in stock-based compensation;
•	IP Products costs relative to net revenues decreased primarily due to an increase in revenue as a result of the Foundry acquisition. The gross loss in IP Products for the three months ended July 26, 2008 reflects the former Files operating segment, which has been included within the IP Products reportable segment for the three months ended August 1, 2009; and
•	Global Services operating costs relative to net revenues decreased primarily due to a 14.7% decrease in service and support spending relative to net revenues due to additional revenue generated as a result of the Foundry and SBS acquisitions, partially offset by a 2.4% increase in stock-based compensation as a result of the Foundry acquisition.
     For the nine months ended August 1, 2009 as compared to the nine months ended July 26, 2008, total gross margin increased in absolute dollars, but total gross margin percentage decreased primarily due to increased mix of IP Products revenue, which carries a lower overall gross margin, increased stock-based compensation expense and increased amortization of intangible assets acquired under the Foundry acquisition.
     In addition, gross margin percentage by reportable segment increased or decreased for the nine months ended August 1, 2009 compared with the corresponding period in fiscal year 2008 primarily due to the following factors:
•	Data Storage product costs relative to net revenues were flat primarily due to a 0.7% decrease in amortization of intangible assets related to the McDATA acquisition, offset by a 0.3% increase in product costs and a 0.4% increase in stock-based compensation;
•	IP Products costs relative to net revenues decreased primarily due to an increase in revenue as a result of the Foundry acquisition. The gross loss in IP Products for the nine months ended July 26, 2008 reflects the former Files operating segment, which has been included within the IP Products reportable segment for the nine months ended August 1, 2009; and
•	Global Services operating costs relative to net revenues decreased primarily due to a 10.5% decrease in service and support spending relative to net revenues as a result of additional revenue generated from the Foundry and SBS acquisitions, partially offset by a 1.4% increase in stock-based compensation and a 0.3% increase in amortization of intangible assets as a result of the SBS acquisition.

     Gross margin is primarily affected by average selling price per port, number of ports shipped and cost of revenues. As described above, we expect that average selling prices per port for our products will continue to decline at rates consistent with historical rates of low single digits per quarter, unless they are further affected by accelerated pricing pressures, new product introductions by us or our competitors, or other factors that may be beyond our control. We believe that we have the ability to partially mitigate the effect of declines in average selling price per port on gross margins by reducing our product and manufacturing operations costs. However, the average selling price per port could decline at a faster pace than we anticipate. If this dynamic occurs, we may not be able to reduce our costs fast enough to prevent a decline in our gross margins. In addition, we must continue to increase the current volume of ports shipped to maintain our current gross margins. If we are unable to offset future reductions in average selling price per port with reductions in product and manufacturing operations costs, or if as a result of future reductions in average selling price per port, our revenues do not grow, our gross margins would be negatively affected.
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
     Research and development expenses. Research and development (“R&D”) expenses consist primarily of salaries and related expenses for personnel engaged in engineering and R&D activities, fees paid to consultants and outside service providers, nonrecurring engineering charges, prototyping expenses related to the design, development, testing and enhancement of our products, depreciation related to engineering and test equipment, and related IT and facilities expenses.
     R&D expenses are summarized as follows (in thousands, except percentages):

	August 1,	% of Net	July 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Three months ended	$94,718	19.2%	$65,368	17.9%	$29,350	44.9%
Nine months ended	$259,464	18.1%	$184,704	17.3%	$74,760	40.5%
     The increase in R&D expenses for the three and nine months ended August 1, 2009 compared with the corresponding periods in fiscal year 2008 was primarily due to an increase in salaries and wages, nonrecurring engineering expenses, expenses related to IT, facilities and other shared functions, and stock-based compensation. The increase in salaries and wages and stock-based compensation was primarily the result of headcount growth from the Foundry acquisition. In addition, salaries and wages and stock-based compensation were higher for the nine months ended August 1, 2009 compared with the corresponding period in fiscal year 2008 due to the extra week during the second quarter of our fiscal year 2009, partially offset by the implementation of a Company-wide 5-day unpaid time off program during the first half of fiscal year 2009.
     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and customer service functions, costs associated with promotional and marketing programs, travel expenses, and related IT and facilities expenses.
     Sales and marketing expenses are summarized as follows (in thousands, except percentages):

	August 1,	% of Net	July 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Three months ended	$103,640	21.0%	$70,039	19.2%	$33,601	48.0%
Nine months ended	$281,703	19.7%	$203,200	19.0%	$78,503	38.6%
     The increase in sales and marketing expenses for the three and nine months ended August 1, 2009 compared with the corresponding periods in fiscal year 2008 was primarily due to an increase in salaries and wages, expenses related to IT, facilities and other shared functions, and stock-based compensation, offset by a decrease in advertising and conference expense. The increase in salaries and wages and stock-based compensation was primarily the result of headcount growth from the Foundry acquisition. In addition, salaries and wages and stock-based compensation were higher for the nine months ended August 1, 2009 compared with the corresponding period in fiscal year 2008 due to the extra week during the second quarter of our fiscal year 2009, partially offset by the Company-wide 5-day unpaid time off program during the first half of fiscal year 2009.
     General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, other corporate expenses, and related IT and facilities expenses.
     G&A expenses are summarized as follows (in thousands, except percentages):

	August 1,	% of Net	July 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Three months ended	$23,070	4.7%	$17,577	4.8%	$5,493	31.3%
Nine months ended	$62,753	4.4%	$43,260	4.0%	$19,493	45.1%
     The increase in G&A expenses for the three and nine months ended August 1, 2009 compared with the corresponding periods in fiscal year 2008 was primarily due to an increase in salaries and wages, stock-based compensation and depreciation and amortization, partially offset by an increase in IT and facilities expenses as a result of the Foundry acquisition, which are allocated to other functional groups. The increase in salaries and wages and stock-based compensation was primarily the result of headcount growth from the Foundry acquisition. In addition, salaries and wages and stock-based compensation were higher for the nine months ended August 1, 2009 compared with the corresponding period in fiscal year 2008 due to the extra week during the second quarter of our fiscal year 2009, partially offset by the Company-wide 5-day unpaid time off program during the first half of fiscal year 2009. In addition, outside services were higher for the nine months ended August 1, 2009 compared with the corresponding period in fiscal year 2008.
     Legal fees associated with indemnification obligations and other related costs, net. These expenses consist of professional legal fees for various matters, including applicable indemnification obligations, defense of the Company in legal proceedings, and actions to pursue claims by the Special Litigation Committee of the Board of Directors. Pursuant to the Company’s charter documents and indemnification agreements, we have certain indemnification obligations to our directors, officers and employees, as well as certain former directors, officers and employees. Pursuant to such obligations and claims filed by the Special Litigation Committee of the Board of Directors, we incurred expenses related to amounts paid to certain former directors, officers and employees of the Company who have been either convicted in criminal proceedings and/or are subject to ongoing SEC and civil actions in connection with Brocade’s historical stock option granting practices. We expect such expenses to decrease through the remainder of fiscal year 2009 from historical trends.
     Legal fees associated with indemnification obligations and other related costs, net, are summarized as follows (in thousands, except percentages):

	August 1,	% of Net	July 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Three months ended	$(561)	(0.1)%	$7,951	2.2%	$(8,512)	(107.1)%
Nine months ended	$38,553	2.7%	$22,399	2.1%	$16,154	72.1%
     Legal fees decreased for the three months ended August 1, 2009 compared with the corresponding period in fiscal year 2008 primarily due to resolution of multiple legal proceedings related to the Special Litigation Committee’s litigation and certain settlements received in connection with that litigation.
     Legal fees increased for the nine months ended August 1, 2009 compared with the corresponding period in fiscal year 2008 primarily due to an increase in legal expenses in connection with the litigation filed on behalf of the Company by the Special Litigation Committee of the Board of Directors.
     Provision for class action lawsuit. This expense is in connection with the resolution of our class action lawsuit. We did not record any provision for class action lawsuit for the three months ended August 1, 2009 and July 26, 2008. Provision for class action lawsuit for the nine months ended August 1, 2009 and July 26, 2008 is summarized as follows (in thousands, except percentages):

	August 1,	% of Net	July 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Nine months ended	$—	—%	$160,000	15.0%	$(160,000)	(100.0)%

     Provision for class action lawsuit decreased for the nine months ended August 1, 2009 compared with the corresponding period in fiscal year 2008. The $160.0 million in provision for class action lawsuit was based on the preliminary settlement reached on May 30, 2008 between Brocade and the lead plaintiffs for the federal securities class action. In December 2008, we deposited $160.0 million into an escrow account on behalf of the plaintiff class to be released upon final approval of the proposed settlement by the Federal District Court. On January 26, 2009, the Federal District Court granted final approval of the settlement and the amount was released from escrow.
     Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	August 1,	% of Net	July 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Three months ended	$17,052	3.5%	$7,846	2.1%	$9,206	117.3%
Nine months ended	$51,666	3.6%	$23,664	2.2%	$28,002	118.3%
     During the three and nine months ended August 1, 2009, we recorded amortization of intangible assets related to the acquisitions of McDATA, Silverback Systems, Inc., SBS and Foundry. The increase in amortization of intangible assets for the three months ended August 1, 2009 compared with the corresponding period in fiscal year 2008 was primarily due to the acquisition of Foundry in December 2008. The increase in amortization of intangible assets for the nine months ended August 1, 2009 compared with the corresponding period in fiscal year 2008 was primarily due to the acquisition of Foundry and the acquisition of SBS in March 2008.
     We account for intangible assets in accordance with SFAS 142. Intangible assets are recorded based on estimates of fair value at the time of the acquisition and identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements).
     Acquisition and integration costs. Acquisition and integration costs are summarized as follows (in thousands, except percentages):

	August 1,	% of Net	July 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Three months ended	$1,450	0.3%	$—	—%	$1,450	100.0%
Nine months ended	$4,794	0.3%	$—	—%	$4,794	100.0%
     For the three and nine months ended August 1, 2009, we recorded acquisition and integration costs primarily for consulting services and other professional fees in connection with our integration of Foundry.
     Restructuring costs and facilities lease loss benefits, net. We did not record any restructuring costs and facilities lease loss benefits, net, for the three months ended August 1, 2009 and July 26, 2008. Restructuring costs and facilities lease loss benefits, net, for the nine months ended August 1, 2009 and July 26, 2008 are summarized as follows (in thousands, except percentages):

	August 1,	% of Net	July 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Nine months ended	$2,329	0.2%	$(477)	—%	$2,806	588.7%
     Restructuring costs and facilities lease loss benefits, net, increased for the nine months ended August 1, 2009 compared with the corresponding period in fiscal year 2008. This increase was primarily due to $2.7 million in restructuring costs primarily related to severance payments in connection with the decision to no longer offer our suite of Files products, partially offset by a benefit of $0.3 million related to estimated facilities lease losses, net of expected sublease income, recorded during the nine months ended August 1, 2009. This benefit represented a change in estimate. We revised certain estimates and assumptions, including those related to estimated sublease rates, estimated time to sublease the facilities, expected future operating costs, and expected future use of the facilities.
     In-process research and development. We did not record any in-process research and development (“IPR&D”) charge for the three months ended August 1, 2009 and July 26, 2008. IPR&D for the nine months ended August 1, 2009 and July 26, 2008 is summarized as follows (in thousands, except percentages):

	August 1,	% of Net	July 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Nine months ended	$26,900	1.9%	$—	—%	$26,900	100.0%

     On December 18, 2008, we completed our acquisition of Foundry, a performance and total solutions provider of network switching and routing. In connection with this acquisition, we recorded a $26.9 million IPR&D charge (see Note 3, “Acquisitions,” of the Notes to Condensed Consolidated Financial Statements).
     The IPR&D was written off because the acquired technologies had not reached technological feasibility and had no alternative uses. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of the acquisition in December 2008, Foundry was developing new products in multiple product areas that qualify as IPR&D. These efforts included FastIron SuperX Family, FastIron CX, NetIron CER, TurboIron and various other projects. At the time of the acquisition, it was estimated that these development efforts would be completed over the following three to seven months at an estimated total cost of $3.9 million.
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
     Goodwill and acquisition-related intangible assets impairment. We did not record any goodwill and acquisition-related intangible assets impairment for the three months ended August 1, 2009 and July 26, 2008. Goodwill and acquisition-related intangible assets impairment for the nine months ended August 1, 2009 and July 26, 2008 is summarized as follows (in thousands, except percentages):

	August 1,	% of Net	July 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Nine months ended	$53,306	3.7%	$—	—%	$53,306	100.0%
     Consistent with prior years, we selected the second fiscal quarter as the period in which the annual goodwill impairment test was to be completed. We completed the first step of the goodwill impairment test and determined that the fair value of the Files business fell below its carrying value. During the second quarter of fiscal year 2009, we made a decision to no longer offer our suite of Files products. After the acquisition of Foundry, Files was combined with ADC to create the ADC operating segment. The integration of Files into the ADC operating segment was at a preliminary stage when the decision was made to cease development of the Files business. Accordingly, we assessed the potential impairment of the goodwill and long-lived assets relating to the Files business on a standalone basis.
     As a result of the goodwill impairment analysis, we determined that all of the goodwill and acquisition-related intangible assets associated with the Files business were impaired. During the three months ended May 2, 2009, we recorded a $53.3 million impairment charge, which is comprised of a non-cash goodwill impairment charge of $45.8 million and a non-cash acquisition-related intangible assets impairment charge of $7.5 million (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements).
     The excess of the fair value of a reporting unit is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities, and identifiable intangibles as if the business were being acquired in a business combination. If the implied fair value in the “pro forma” business combination accounting as described above exceeds the goodwill assigned to the reporting unit, then there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted under the applicable accounting standards.
     Prior to fiscal year 2009, we used the income approach, which utilizes the DCF method, and the market approach for estimating the fair values of reporting units. As our market capitalization declined and as the technology sector volatility increased, we focused on methods that were more representative of a market participant’s view of fair value given the current market conditions. As a result, in fiscal year 2009, we relied primarily on the DCF method, using management projections for each reporting unit and risk-adjusted discount rates. The DCF method used at each period-end utilized discount rates that we believe adequately reflect the risk and uncertainty in the technology markets generally and specifically in our internally developed earnings projections.
     Interest and other income (loss), net. Interest and other income (loss), net, are summarized as follows (in thousands, except percentages):

	August 1,	% of Net	July 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Three months ended	$809	0.2%	$8,872	2.4%	$(8,063)	(90.9)%
Nine months ended	$(2,912)	(0.2)%	$27,663	2.6%	$(30,575)	(110.5)%
     For the three and nine months ended August 1, 2009 compared with the corresponding periods in fiscal year 2008, the decrease in interest and other income, net, was primarily related to a decrease in investment balances due to the Foundry acquisition. The decrease in interest and other income, net, for the nine months ended August 1, 2009 compared with the corresponding period in fiscal year 2008 was also due to a $4.4 million increase in acquisition-related financing charges.
     Interest expense. Interest expense primarily represents the interest cost associated with our term loan and convertible subordinated debt (see Note 9, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). Interest expense is summarized as follows (in thousands, except percentages):

	August 1,	% of Net	July 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Three months ended	$(22,845)	(4.6)%	$(1,103)	(0.3)%	$21,742	1,971.3%
Nine months ended	$(70,600)	(4.9)%	$(4,384)	(0.4)%	$66,216	1,510.3%
     Interest expense increased for the three months ended August 1, 2009 compared with the corresponding period in fiscal year 2008 primarily as a result of $23.3 million in interest expense incurred on the term loan and the revolving credit facility which were obtained to finance the Foundry acquisition, partially offset by $2.3 million in capitalization of interest cost in connection with the development of our campus during the three months ended August 1, 2009.
     Interest expense increased for the nine months ended August 1, 2009 compared with the corresponding period in fiscal year 2008 primarily as a result of $70.9 million in interest expense incurred on the term loan and the revolving credit facility which were obtained to finance the Foundry acquisition, partially offset by $6.4 million in capitalization of interest cost in connection with the development of our campus during the nine months ended August 1, 2009.
     We obtained the term loan during the fourth fiscal quarter of 2008. As of August 1, 2009, the carrying value of the outstanding balance of our term loan was $954.1 million. As of August 1, 2009 and July 26, 2008, the carrying value of the outstanding balance of our convertible subordinated debt assumed from the McDATA acquisition was $171.3 million and $169.1 million, respectively.
     Loss on sale of investments, net. Loss on sale of investments, net, is summarized as follows (in thousands, except percentages):

	August 1,	% of Net	July 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Three months ended	$(52)	—%	$(36)	—%	$16	45.0%
Nine months ended	$(576)	—%	$(6,985)	(0.7)%	$(6,409)	(91.8)%
     We had an immaterial loss on sale of investments for both the three months ended August 1, 2009 and July 26, 2008.
     Loss on sale of investments, net, decreased for the nine months ended August 1, 2009 compared with the corresponding period in fiscal year 2008. The $0.6 million in loss on sale of investments for the nine months ended August 1, 2009 was due to a loss of $0.6 million on the disposition of portfolio investments at amounts below the carrying value. The $7.0 million in loss on sale of investments for the nine months ended July 26, 2008 was due to a loss of $6.0 million on the sale of our equity investment in a publicly traded company and a loss of $1.0 million on the disposition of portfolio investments at amounts below the carrying value.
     The carrying value of our equity investments in non-publicly traded companies at August 1, 2009 and July 26, 2008 was $6.8 million and $5.4 million, respectively.
     Provision for (benefit from) income taxes. Provision for (benefit from) income taxes and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Three Months Ended		Nine Months Ended
	August 1,	July 26,	August 1,	July 26,
	2009	2008	2009	2008
Provision for (benefit from) income taxes	$20,021	$31,891	$17,280	$(136,709)
Effective tax rate	(1,977.5)%	61.1%	(18.6)%	2,619.1%
     Our effective tax rate increased for the three and nine months ended August 1, 2009 compared with the corresponding periods in fiscal year 2008 primarily due to the following:
•	Release of the valuation allowance during the three months ended April 26, 2008;
•	A change in the allocation of income between the U.S. and foreign operations; and
•	A change in judgment concerning the ongoing IRS examination for the three and nine months ended August 1, 2009.
     We currently expect the effective tax rate for fiscal year 2009 to be higher than fiscal year 2008. This is a result of the valuation allowance release that created a large benefit in fiscal year 2008, while the Foundry buy-in prepayment created a large provision in fiscal year 2009. Factors such as the successful integration of Foundry’s international operations and associated structuring could affect the level of our foreign revenues and earnings. As estimates and judgments are used to project such international earnings, the impact to our tax provision could vary if the current planning or assumptions change. Given that the tax rate is driven by several different factors, it is not possible to estimate our future tax rate with a high degree of certainty.
     To the extent that international revenues and earnings differ from those historically achieved, a factor largely influenced by the buying behavior of our OEM partners or by unfavorable prospective and retrospective effects of changing tax laws and regulations, our income tax provision could change.
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
     The IRS and other tax authorities regularly examine our income tax returns. For additional discussion, see Note 14, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements. We do not expect resolution of the IRS audit during the next twelve months and accordingly do not expect a material increase or decrease to our unrecognized tax benefits. We believe that our reserves for unrecognized tax benefits are adequate for open tax years.

     Stock-based compensation expense. Stock-based compensation expense is summarized as follows (in thousands, except percentages):

	August 1,	% of Net	July 26,	% of Net	Increase/	%
	2009	Revenues	2008	Revenues	(Decrease)	Change
Three months ended	$43,313	8.8%	$11,874	3.2%	$31,439	264.8%
Nine months ended	$101,505	7.1%	$31,522	3.0%	$69,983	222.0%
     The increase in stock-based compensation expense for the three and nine months ended August 1, 2009 compared with the corresponding periods in fiscal year 2008 was primarily due to increased headcount related to the acquisition of Foundry in December 2008, as well as the 2009 ESPP for which compensation expense is recognized using the graded vesting method over the twenty-four month offering period.
     Stock-based compensation expense was included in the following line items on our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	August 1, 2009	July 26, 2008	August 1, 2009	July 26, 2008
Cost of revenues	$8,459	$2,638	$18,593	$7,501
Research and development	12,444	2,788	30,115	7,939
Sales and marketing	15,013	3,195	35,886	8,327
General and administrative	7,397	3,253	16,911	7,755

Total stock-based compensation	$43,313	$11,874	$101,505	$31,522

Liquidity and Capital Resources

	August 1,	October 25,	Increase/
	2009	2008	(Decrease)
		(in thousands)
Cash and cash equivalents	$244,179	$453,884	$(209,705)
Short-term investments	5,731	152,741	(147,010)
Marketable equity securities	—	177,380	(177,380)
Long-term investments	—	36,120	(36,120)
Restricted cash	—	1,075,079	(1,075,079)

Total	$249,910	$1,895,204	$(1,645,294)

Percentage of total assets	7%	57%
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
     Based on past performance and current expectations, we believe that internally generated cash flows are generally sufficient to support business operations, capital expenditures, contractual obligations, and other liquidity requirements associated with our operations for at least the next twelve months. We expect to repay our convertible subordinated debt due on February 15, 2010 through cash from operations, by drawing on the revolving credit facility or through debt refinancing made available by various foreign and domestic financial institutions, although we cannot be certain whether such financing would be available on commercially reasonable or Company-favorable terms or such financing may not be available at all. In addition to access to capital markets, we could also monetize certain assets, including our real estate holdings, or slow down the development of our campus. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity and the availability of and our requirements for capital resources.
Financial Condition
     Cash and cash equivalents, short-term investments, marketable equity securities, long-term investments and restricted cash as of August 1, 2009 decreased by $1,645.3 million over the balance as of October 25, 2008. For the nine months ended August 1, 2009, we used $39.8 million in cash from operating activities, which was lower than our net loss for the same period as a result of adjustments to net loss for non-cash items related to depreciation and amortization, stock-based compensation expense, asset impairment and IPR&D, as well as a decrease in inventory, partially offset by the $160.0 million payment of the liability associated with the settlement of the class action lawsuit, an increase in accounts receivable and a decrease in accounts payable and accrued employee compensation. Days sales outstanding in receivables for the nine months ended August 1, 2009 was 59 days, compared with 44 days for the nine months ended July 26, 2008.
     Net cash used in investing activities for the nine months ended August 1, 2009 totaled $155.7 million and was primarily the result of $1,297.5 million in cash paid in connection with the Foundry acquisition and $118.3 million in purchases of property and equipment, offset by $1,075.1 million in restricted cash released to finance a portion of the Foundry acquisition and $185.1 million in proceeds resulting from maturities and sales of short-term and long-term investments.
     Net cash used in financing activities for the nine months ended August 1, 2009 totaled $15.3 million and was primarily the result of payment of principal related to the term loan of $108.1 million and payment of senior underwriting fees related to the term loan of $30.5 million, offset by proceeds from the issuance of common stock from ESPP and stock option exercises of $110.3 million and proceeds from the revolving credit facility of $14.1 million.
     Net proceeds from the issuance of common stock in connection with employee participation in our equity compensation plans have historically been a significant component of our liquidity. The extent to which our employees participate in these programs generally increases or decreases based upon changes in the market price of our common stock. As a result, our cash flow resulting from the issuance of common stock in connection with employee participation in equity compensation plans will vary.
Nine Months Ended August 1, 2009 Compared to the Nine Months Ended July 26, 2008
     Operating Activities. Net cash provided by operating activities decreased for the nine months ended August 1, 2009 compared with the corresponding period in fiscal year 2008. The decrease was primarily due to net loss, the $160.0 million payment of the liability associated with the settlement of the class action lawsuit, decreased accounts receivable collections and increased payments with respect to accounts payable, accrued employee compensation and other accrued liabilities during the nine months ended August 1, 2009, partially offset by a decrease in inventory purchases.
     Investing Activities. Net cash used in investing activities increased for the nine months ended August 1, 2009 compared with the corresponding period in fiscal year 2008. The increase was primarily due to cash paid in connection with the Foundry acquisition and decreased proceeds from the maturities and sales of investments and marketable equity securities. This increase was partially offset by a decrease in restricted cash which was released to finance a portion of the Foundry acquisition, as well as decreased purchases of property and equipment and short-term and long-term investments as we continue to prioritize our use of cash for debt repayment.
     Financing Activities. Net cash used in financing activities decreased for the nine months ended August 1, 2009 compared with the corresponding period in fiscal year 2008. The decrease was primarily due to decreased common stock repurchases and increased proceeds from the issuance of common stock from ESPP and stock option exercises and proceeds from the revolving credit facility, partially offset by the payment of principal and senior underwriting fees related to the term loan.
Liquidity
     Manufacturing and Purchase Commitments. We have manufacturing arrangements with Foxconn, Sanmina, Flextronics and Celestica (collectively, the “CMs”) under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. The required lead time for placing orders with the CMs depends on the specific product. As of August 1, 2009, our aggregate commitment for inventory components used in the manufacture of our products was $279.9 million, which components we expect to utilize during future normal ongoing operations, net of a purchase commitments reserve of $23.4 million, as reflected on the Condensed Consolidated Balance Sheet. Although the purchase orders we place with the CMs are cancelable, the terms of the agreements require us to purchase all inventory components not returnable, usable by, or sold to other customers of the CMs. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.
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
     The IRS and other tax authorities regularly examine our income tax returns (see Note 14, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements). We believe we have adequate reserves for all open tax years.
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
          The net proceeds of the term loan facility were used to finance a portion of our acquisition of Foundry. In addition to the term loan facility, during the nine months ended August 1, 2009, we drew $14.1 million from the $125.0 million revolving credit facility to finance a small portion of the merger. We may draw additional proceeds from the revolving credit facility in the future for ongoing working capital and other general corporate purposes. As of August 1, 2009, $14.1 million was outstanding under the revolving credit facility.
          Loans under the Senior Secured Credit Facility bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 4.0% per annum, or the prime lending rate, plus an applicable margin equal to 3.0% per annum. The applicable margin with respect to revolving loans is subject to adjustment based on our consolidated senior secured leverage ratio, as defined in the credit agreement. The LIBOR rate floor is 3.0% per annum and the prime lending rate floor is 4.0% per annum, in each case, for the life of the Senior Secured Credit Facility. For the nine months ended August 1, 2009, the weighted-average interest rate on the term loan was 7.0%.
          The proceeds of the term loan were deposited in a restricted securities account pending the closing of the merger and other release conditions, and are reported as long-term restricted cash on the Condensed Consolidated Balance Sheet as of October 25, 2008. On December 19, 2008, the proceeds of the term loan were released from the restricted securities account to fund the merger. As of August 1, 2009, the current portion of the liability associated with the term loan of $41.5 million, net of the debt discount of $10.0 million, is reported as “Current portion of long-term debt,” and the long-term portion of the liability associated with the term loan of $912.6 million, net of the debt discount of $27.1 million, is reported as “Long-term debt, net of current portion” on the Condensed Consolidated Balance Sheet.
          We are permitted to make voluntary prepayments at any time (without payment of a premium, other than in the case of a repricing transaction in respect of the term loan facility), and are required to make mandatory prepayments on the term loan (without payment of a premium) with (i) net cash proceeds from non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (ii) net cash proceeds from issuances of debt (other than certain permitted debt), (iii) a percentage of 50% or 0% of our excess cash flow, based on our consolidated senior secured leverage ratio, beginning with the fiscal year ending October 27, 2009, and (iv) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions). We are required to pay quarterly installments on the term loan equal to an aggregate annual amount of 5% of the original principal amount thereof in the first and second year, 10% in the third year, 20% in the fourth year and 60% in the fifth year, with any remaining balance payable on the final maturity date of the term loan. Upon a repricing of the term loan (including through a refinancing) that results in the weighted-

average yield or applicable rate of such term loan immediately after such repricing to be lower than such yield or rate immediately prior to such repricing, a 2.0% premium is payable during the first year following the closing and a 1.0% premium is payable during the second year following the closing.
          Debt fees totaling $28.5 million associated with the acquisition have been capitalized as deferred financing costs, with $5.9 million amortized as of August 1, 2009. As of August 1, 2009, the short-term portion of the deferred financing costs was $6.3 million and is reported within “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheet. As of August 1, 2009, the long-term portion of the deferred financing costs was $16.3 million and is reported within “Other assets” on the Condensed Consolidated Balance Sheet. All debt fees capitalized are related to the term loan facility. The deferred financing costs are being amortized using the effective interest method over the five-year term of the debt.
          Guarantees and Collateral
          The obligations of the Company and its subsidiary guarantors under the Senior Secured Credit Facility and the related guarantees thereunder are secured, subject to customary permitted liens and other agreed upon exceptions, by (i) a first priority pledge of all of the equity interests of each of the Company’s direct and indirect subsidiaries and (ii) a perfected first priority interest in and mortgages on all tangible and intangible assets of the Company and each subsidiary guarantor, except, in the case of a foreign subsidiary, to the extent such pledge would be prohibited by applicable law or would result in materially adverse tax consequences (limited, in the case of a first-tier foreign subsidiary, to 65% of the voting stock and 100% of non-voting stock of such first-tier foreign subsidiary). In addition, the term loan has not been registered with the SEC as of August 1, 2009.
          Covenants
          The credit agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, capital expenditures, prepayment of other indebtedness, redemption or repurchase of subordinated indebtedness, dividends and other distributions. The credit agreement contains financial covenants that require us to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a maximum consolidated senior secured leverage ratio, each as defined in the credit agreement. The credit agreement also includes customary events of default, including cross-defaults on our material indebtedness and change of control. We were in compliance with all applicable covenants as of August 1, 2009.
     The majority of our outstanding debt is related to the financing of the Foundry acquisition, the costs and expenses related to the merger, and the ongoing working capital and other general corporate purposes of the combined organization after consummation of the merger. We have the following resources available to obtain short-term or long-term financing, if we need additional liquidity, as of August 1, 2009 (in thousands):

	Original Amount	August 1, 2009		October 25, 2008
	Available	Used	Available	Used	Available
Revolving credit facility	$125,000	$14,050	$110,950	$—	$125,000

Total	$125,000	$14,050	$110,950	$—	$125,000

Contractual Obligations
     The following table summarizes our contractual obligations, including interest expense, and commitments as of August 1, 2009 (in thousands):

		Less than			More than
	Total	1 Year	1—3 Years	3—5 Years	5 Years
Contractual Obligations:
Term loan (1)	$1,218,308	$119,953	$389,755	$708,600	$—
Convertible subordinated debt (1)	176,381	176,381	—	—	—
Revolving credit facility (1)	14,053	14,053	—	—	—
Non-cancelable operating leases (2)	103,708	41,232	26,050	17,070	19,356
Purchase commitments, gross (3)	279,889	279,889	—	—	—
Company campus capital expenditures (4)	69,713	69,713	—	—	—

Total contractual obligations	$1,862,052	$701,221	$415,805	$725,670	$19,356

		Less than						More than
	Total	1 Year		1—3 Years		3—5 Years		5 Years
Other Commitments:
Standby letters of credit	$2,001	$	n/a	$	n/a	$	n/a	$	n/a

Guarantee	$1,015	$	n/a	$	n/a	$	n/a	$	n/a

Unrecognized tax benefits and related accrued interest (5)	$171,273	$	n/a	$	n/a	$	n/a	$	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments, but does not include any fair value adjustments or discount.

(2)	Amount excludes contractual sublease income of $31.9 million, which consists of $5.1 million to be received in less than 1 year, $7.8 million to be received in 1 to 3 years, $8.5 million to be received in 3 to 5 years and $10.5 million to be received in more than 5 years.

(3)	Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers. Of this amount, we have accrued $23.4 million for estimated purchase commitments that we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.

(4)	Amount reflects $69.7 million in capital expenditures in connection with the development of the corporate campus. Including the costs incurred to date of $162.2 million, the total contractual obligation on the Company campus is approximately $231.9 million.

(5)	As of August 1, 2009, we had a liability for gross unrecognized tax benefits of $166.5 million and a net accrual for the payment of related interest and penalties of $4.8 million, none of which is expected to be paid within one year. We are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
     Share Repurchase Program. As of November 29, 2007, our Board of Directors authorized a total of $800.0 million for the repurchase of our common stock. Purchases have been made, from time to time, in the open market or by privately negotiated transactions and have been funded from available working capital. The number of shares purchased and the timing of purchases have been based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. During the third fiscal quarter of 2008, we suspended our share repurchase program due to the then pending Foundry acquisition. We are prioritizing our use of cash for debt repayment following the close of the Foundry acquisition. As such, we made no share repurchases for the three months ended August 1, 2009. Approximately $414.1 million remains authorized for future repurchases under this program as of August 1, 2009.
Off-Balance Sheet Arrangements
     As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of August 1, 2009, we were not involved in any material unconsolidated SPEs.
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
     Our management believes that there have been no material changes to our critical accounting policies and estimates during the nine months ended August 1, 2009 as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 25, 2008, with the exception of our accounting policy for fair value measurement as described in Note 2, “Summary of Significant Accounting Policies” and Note 7, “Fair Value Measurements,” and our accounting policy for revenue recognition as described below.
     Revenue recognition and allowances for sales allowances, sales programs and doubtful accounts. Certain of our products are integrated with software that is essential to the functionality of the equipment. Additionally, we provide unspecified software upgrades and enhancements related to the equipment through our maintenance contracts for most of our products. Accordingly, we account for revenue from these products in accordance with SOP 97-2 and all related interpretations. For sales of products where software is incidental to the equipment, including certain products acquired from Foundry, we apply the provisions of SAB 104 and all related interpretations. Product revenue is generally recognized when all of the following criteria have been met:
•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred;
•	The fee is fixed or determinable; and
•	Collectability is reasonably assured or collection is probable.
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
     We reduce revenue for estimated sales allowances, sales programs, and other allowances at the time of shipment. Sales allowances, sales programs, and other allowances are estimated based on historical sales levels, the timing and magnitude of historical sales returns, claims under sales programs and other allowances, and a projection of this experience into the future. In addition, we maintain an allowance for doubtful accounts, which is also accounted for as a reduction in revenue, for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable, historical collection patterns, customer concentrations, customer creditworthiness, current economic trends, changes in customer payment terms and practices, and customer communication when evaluating the adequacy of the allowance for doubtful accounts. If actual sales returns, sales programs, and other allowances exceed our estimates, or if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and charges may be required.
     Our multiple-element product offerings include computer hardware and software products and support services. We also sell certain software products and support services separately. For certain of our products, software is generally essential to the functionality of our hardware products and, therefore, are accounted for in accordance with SOP 97-2. We allocate revenue to each element in a multiple-element arrangement based upon vendor-specific objective evidence (“VSOE”) of the fair value of the element, or if VSOE is not available for the delivered element, by application of the residual method. In the application of the residual method, we allocate revenue to the undelivered elements based on VSOE of fair value for those elements and allocate the residual revenue to the delivered elements. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each element. Changes in the inability to determine VSOE for an undelivered element in a multiple-element arrangement may affect the timing of revenue recognition. For sales of products that contain multiple elements and where software is incidental, we apply the provisions of EITF 00-21 to determine the separate units of accounting that exist within the arrangement. If more than one unit of accounting exists, the arrangement consideration is allocated to each unit of accounting using either the relative fair value method or the residual fair value method as prescribed by EITF 00-21. Revenue is recognized for each unit of accounting when all the revenue recognition criteria has been met for that unit of accounting.
     Service revenue consists of training and maintenance arrangements, including PCS, customer support services and other professional services. PCS services are offered under renewable, annual fee-based contracts or as part of multiple-element arrangements, and typically include telephone support and upgrades and enhancements to our operating system software. Revenue related to PCS elements is deferred and recognized ratably over the contractual period. PCS contracts are typically one to three years in length.
     For those products not under SOP 97-2, customer support services are offered under renewable, fee-based contracts which provide customers with hardware repair and replacement parts, access to technical assistance, and unspecified software updates and upgrades on a when-and-if available basis. Revenue from customer support services contracts is deferred and recognized ratably over the contractual support period, in accordance with FTB 90-1. Customer support services contracts are typically one to five years in length.
     Professional services are offered under hourly or fixed fee-based contracts or as part of multiple-element arrangements. Professional services revenue is recognized when services are completed. Training revenue is recognized upon completion of the training.
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
     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and will be adopted by us in the first quarter of fiscal year 2010 as it applies to our convertible subordinated debt. We are currently evaluating the impact that FSP APB 14-1 will have on the accounting for our convertible subordinated debt.
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
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. SFAS 168 also modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and will be adopted by us in the fourth quarter of fiscal year 2009. We do not expect the adoption of SFAS 168 to have a significant impact on our financial position, results of operations, and cash flows.
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
     We are exposed to changes in interest rates as a result of our borrowings under our term loan. As of August 1, 2009, the weighted-average interest rate on the term loan was 7.0%, which represents the minimum interest rate under the credit agreement. The current market rates are such that a 1% increase would still result in a 7.0% interest rate floor. However, based on outstanding indebtedness of $954.1 million under our term loan as of August 1, 2009, if market rates average 1% above the interest rate floor over the remaining term of the debt, our interest expense would increase by approximately $30.0 million.
     Our convertible subordinated debt is subject to a fixed interest rate and may be converted into common stock based on a fixed conversion ratio. As of August 1, 2009, the approximate aggregate fair value of the outstanding convertible subordinated debt was between $165.6 million and $163.9 million. We estimated the fair value of the outstanding convertible subordinated debt as of August 1, 2009 by using the high and low prices per $100 of the Company’s 2.25% Notes as of the last day of trading for the third quarter of fiscal year 2009, which were $96.00 and $95.00, respectively.
     Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at five major financial institutions in the United States. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.
     The following table presents the hypothetical changes in fair values of our investments as of August 1, 2009 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			As of	Given an Interest Rate
	Decrease of X Basis Points			August 1,	Increase of X Basis Points
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2009	50 BPS	100 BPS	150 BPS
Corporate bonds and notes	$5,732	$5,732	$5,732	$5,731	$5,732	$5,732	$5,731

Total	$5,732	$5,732	$5,732	$5,731	$5,732	$5,732	$5,731

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
     The following table (in thousands) presents our cash equivalents and short-term investments subject to interest rate risk and their related weighted-average interest rates as of August 1, 2009. Carrying value approximates fair value.

		Weighted-Average
	Amount	Interest Rate
Cash and cash equivalents	$244,179	0.22%
Short-term investments	5,731	2.67%

Total	$249,910	0.28%
Foreign Currency Exchange Rate Risk
     We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the nine months ended August 1, 2009 were the Euro, the Japanese Yen, the British Pound and the Singapore Dollar. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. As such, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures. Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge.
     As of August 1, 2009, we held $31.7 million in cash flow derivative instruments. The maximum length of time over which we are hedged as of August 1, 2009 is through May 7, 2010.
Equity Price Risk
     As of August 1, 2009, we had no publicly traded equity securities. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other-than-temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes. The aggregate cost of our equity investments in non-publicly traded companies was $6.8 million at August 1, 2009.
     Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On July 31, 2009, the last business day of our third fiscal quarter of 2009, the last reported sale price of our common stock on the NASDAQ Global Select Market was $7.86 per share.
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

     (b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended August 1, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     The domestic and global economies are undergoing a period of significant uncertainty and slowdown, which has resulted in reduced demand for information technology, including high-performance data networking solutions, and may continue to reduce demand further. Information technology spending has historically declined as general economic and market conditions have worsened. As the domestic or global economy continues to undergo a significant downturn, or if our customers believe such a downturn will continue for a sustained period, our customers may likely further reduce their information technology spending and future budgets. We are particularly susceptible to reductions in information technology spending because the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Different geographic regions (e.g. North America, Western Europe, Asia Pacific region) may experience greater economic slowdown and/or a longer recovery period. Future delays or reductions in information technology spending, domestically and/or internationally, could harm our business, results of operations and financial condition in a number of ways, including longer sales cycles, increased inventory provisions, increased production costs, lowered prices for our products and reduced sales volumes. Similarly, as our suppliers face challenges in obtaining credit or otherwise in operating their businesses, they may become unable to continue to offer the materials we use to manufacture our products or may offer the materials at higher prices. These events have caused, and may cause further, reductions in our revenue, profitability and cash flows, increased price competition, increased operating costs and longer fulfillment cycles and exacerbate many other risks noted in this Form 10-Q, which adversely affect our business, results of operations and financial condition.
     Given the current uncertainty about the extent and duration of the global financial slowdown, it is increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand. The reduced visibility could cause us to produce excess products that would increase our inventory carrying costs and result in obsolete inventory. Alternatively, this forecasting difficulty could cause a shortage of products or materials used in our products that would result in our inability to satisfy demand for our products and a loss of market share.
     The recent economic downturn has also significantly affected financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing. Circumstances may arise in which Brocade needs, or desires, to raise additional capital. Such capital may not be available on commercially reasonable terms, or at all, which in turn could adversely affect Brocade’s financial condition and could increase shareholder dilution.

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
     Brocade also competes with other companies, such as 3Com Corporation, Alcatel-Lucent, Enterasys Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Force10 Networks, Inc., Hewlett-Packard Company, Huawei Technologies Co. Ltd., Juniper Networks, Inc. (“Juniper”) and Nortel Networks Corporation. Some of Brocade’s current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases.
     Brocade also faces significant competition from providers of Fibre Channel switching products for interconnecting servers and storage. These principal competitors include Cisco and QLogic Corporation. Brocade also faces other competitors in markets adjacent to the SAN market, such as QLogic and Emulex Corporation in the Server Connectivity or HBA market.
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
     New competitors are likely to emerge from the existing Ethernet networking companies in the market as the Fibre Channel over Ethernet standard becomes finalized and is introduced to the market. These competitors are likely to use emerging technologies and alternate routes-to-market (outside of Brocade’s traditional OEM channels) to compete with Brocade. In addition, Brocade’s OEM partners, who also have relationships with some of Brocade’s current competitors, could become new competitors by developing and introducing products that compete with Brocade’s product offerings, by choosing to sell Brocade’s competitors’ products instead of Brocade’s products, or by offering preferred pricing or promotions on Brocade’s competitors’ products. For example, even though Brocade and International Business Machines Corporation (“IBM”) announced an agreement in April 2009 for IBM to sell certain Brocade enterprise IP networking products, Juniper and IBM announced a similar agreement in July 2009 with respect to certain of Juniper’s Ethernet switches and enterprise IP routers. Competitive pressure will also likely intensify as Brocade’s industry experiences further consolidation in connection with acquisitions by Brocade, its competitors and its OEM partners.
The prices of Brocade’s products have declined in the past and Brocade expects the price of Brocade’s products to continue to decline, which could reduce Brocade’s revenues, gross margins and profitability.
     The average selling price for Brocade’s products has declined in the past, and Brocade expects it to continue to decline in the future as a result of changes in competitive pricing pressure, broader macroeconomic factors, product mix, increased sales discounts, new product introductions by Brocade or Brocade’s competitors, the entrance of new competitors and other factors. Price declines may also increase as competitors ramp up product releases that compete with Brocade’s products. Furthermore, as a result of cautious capital spending in the technology sector, coupled with broader macroeconomic factors, both we and our competitors may pursue more aggressive pricing strategies in an effort to maintain, or seek to increase, sales levels. If Brocade is unable to offset any negative impact that changes in competitive pricing pressures, broader macroeconomic factors, product mix, increased sales discounts, enhanced marketing programs, new product introductions by Brocade or Brocade’s competitors, or other factors may have on its average selling price by increasing the volume of products shipped or reducing product manufacturing cost, Brocade’s total revenues and gross margins will be negatively impacted.
     In addition, to maintain Brocade’s gross margins, Brocade must maintain or increase the number of products shipped, develop and introduce new products and product enhancements, and continue to reduce the manufacturing cost of Brocade’s products. While Brocade has successfully reduced the cost of manufacturing Brocade’s products in the past, Brocade may not be able to continue to reduce cost of production at historical rates. Moreover, most of Brocade’s expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, Brocade may not be able to decrease its spending quickly enough or in sufficient amounts to offset any unexpected shortfall in revenues. If this occurs, Brocade could incur losses and Brocade’s operating results and gross margins could be below expectations. Additionally, Brocade’s gross margins may be negatively affected by fluctuations in manufacturing volumes, component costs, the mix of product configurations sold and the mix of distribution channels through which its products are sold. For example, on a historical basis, Brocade’s IP networking products generally realized higher gross margins on direct sales to an end-user than on sales through its resellers or to its OEMs. As a result, any significant shift in revenue through resellers or to OEMs could harm our gross margins. In addition, if product or related warranty costs associated with Brocade’s products are greater than we have experienced, Brocade’s gross margins may also be adversely affected. Finally, increased costs resulting from higher than anticipated oil prices and the volatility of the value of the U.S. dollar may affect the costs of components used in Brocade’s products and negatively affect Brocade’s gross margins.
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
     Upon completion of the acquisition of Foundry, Brocade increased its indebtedness by approximately $1.1 billion, which is substantially greater than its indebtedness prior to the acquisition. The financial and other covenants agreed to by Brocade in connection with such indebtedness and the increased indebtedness and higher debt-to-equity ratio of Brocade in comparison to that of Brocade on a recent historical basis will have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions and increasing borrowing costs, and may adversely affect Brocade’s operations and financial results. The increased indebtedness may also adversely affect Brocade’s ability to access sources of capital, incur certain liens or engage in certain types of sale and leaseback transactions. Certain types of financing or other transactions may also require Brocade to seek an amendment or waiver under its Senior Secured Credit Facility. Any such amendment or waiver may require a demand payment to our debt holders or may not be available on commercially reasonable terms, if at all. In addition, our failure to comply with these covenants could result in a default under the Senior Secured Credit Facility and our other debt, which could permit the holders to accelerate such debt or demand payment in exchange for a waiver of such default. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt. The current debt under the Senior Secured Credit Facility has a floating interest rate and an increase in interest rates may negatively impact Brocade’s financial results. The mandatory debt repayment schedule on the Senior Secured Credit Facility and the maturity of the existing convertible subordinated debt in fiscal year 2010 may negatively impact Brocade’s cash position and reduce Brocade’s financial flexibility. In addition, any changes by rating agencies to Brocade’s credit rating in connection with such indebtedness may negatively impact the value and liquidity of Brocade’s debt and equity securities and Brocade’s ability to access sources of capital.
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
     The industry is also experiencing a significant amount of consolidation that poses various risks to Brocade. For example, Oracle has announced its acquisition of Sun Microsystems, which may threaten or eliminate a route-to-market through an OEM. In addition, our partners and competitors could also combine or enter into strategic partnerships. For example, in July 2009, Juniper and IBM entered into an agreement pursuant to which IBM would sell certain of Juniper’s Ethernet switches and enterprise IP routers. The above examples and additional industry consolidation may severely impact key existing Brocade partnerships and disrupt go-to-market routes and market opportunities.

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
     In the past, Brocade’s IP networking products have experienced delays in product shipments from its contract manufacturers and OEMs, which in turn delayed product shipments to its customers. In addition, certain of Brocade’s IP networking product families require a long manufacturing lead time, which may result in delayed shipments. Brocade may in the future experience similar delays or other problems, such as inferior quality, insufficient quantity of product, or acquisition by a competitor or business failure of any of our OEMs, any of which could harm Brocade’s business and operating results.
Brocade may be subject to intellectual property infringement claims and litigation that are costly to defend and/or settle, and that could result in significant damage and cost awards against Brocade and limit Brocade’s ability to use certain technologies in the future.
     Companies in the data and networking industries in which Brocade competes are frequently subject to claims and related litigation regarding patent and other intellectual property rights. As a result of the existence of a large number of patents and the rate of issuance of new patents in the networking industry, and the movement of engineers and other employees between various companies, it is practically impossible for a company to determine in advance whether a product or any of its components may infringe upon intellectual property rights that may be claimed by others. From time to time, third-parties have asserted patent, copyright and trade secret rights to technologies and standards that are important to us. Additionally, third-parties may in the future assert claims or initiate litigation against Brocade or its manufacturers, suppliers or customers alleging infringement of their intellectual property rights with respect to Brocade’s existing or future products, or with respect to components therein or customer use thereof. Brocade and Brocade’s IP networking products have in the past incurred, are currently incurring and will in the future incur, substantial expenses in defending against such third-party claims. Due to its acquisition of Foundry, Brocade is involved in additional intellectual property-related disputes, including lawsuits with Enterasys Networks, Inc., Network-1 Security Solutions, Inc., and Chrimar Systems, Inc. Brocade may also inherit intellectual property-related disputes from acquisitions of other companies, products or technologies in the future. In addition, Brocade may be subject to indemnification obligations with respect to infringement of third-party intellectual property rights pursuant to Brocade’s agreements, or Foundry or other acquired company agreements, with suppliers, OEM partners or customers. In the event of an adverse determination, Brocade could incur substantial monetary liability and be prohibited from shipping certain products or incorporating necessary components into Brocade’s products. Suppliers of components or OEM systems to Brocade may be unwilling to, or not be able to, defend or indemnify Brocade against third-party assertions directed at the components or systems they supply to Brocade, and may be unwilling to take licenses that would assure Brocade’s supply of such components or OEM systems. Any of the above scenarios could have a material adverse effect on Brocade’s financial position, results of operations, or cash flows.
     Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to the allegations has been, and will likely continue to be, expensive and time-consuming for Brocade. Unfavorable outcomes from these claims and/or lawsuits could adversely affect Brocade’s business, results of operations, or financial condition.
     A number of companies have developed a licensing program in an attempt to realize revenue from their patent portfolios. Some of these companies have contacted Brocade or certain of Brocade’s subsidiaries regarding a license, and others may be expected to contact Brocade or its subsidiaries in the future. Any asserted license demand can require considerable effort and expense to review and respond. Moreover, a refusal by Brocade or its subsidiaries to a license request could result in threats of litigation or actual litigation, which, if or when initiated, could harm Brocade’s business.
     Brocade relies on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights in these proprietary technologies. Brocade attempts to identify its technological developments for assessment of whether to file patent applications, but this is a subjective area with many unknowns, such as the content of the prior art, hence there can be no assurance that all patentable technological developments will be captured in patent applications. Further, although Brocade has patent applications pending, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect our technology. The value, validity, and enforceability of intellectual property rights obtained from acquired companies, or purchased from third-parties, such as in the case of a patent or patent application purchase, are subject to many unknowns, and hence may not ultimately have the value originally anticipated.
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
     Brocade depends on recurring purchases from a limited number of large OEM partners for a substantial portion of its revenues. As a result, these large OEM partners have a significant influence on Brocade’s quarterly and annual financial results. For fiscal years 2008, 2007 and 2006, the same three customers each represented 10% or more of Brocade’s total net revenues for a combined total of 65%, 68% and 73%, respectively. Brocade’s agreements with its OEM partners are typically cancelable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. Brocade’s OEM partners could also elect to reduce, or rebalance, the amount they purchase from Brocade and increase the amount purchased from Brocade’s competitors. Also, one or more of Brocade’s OEM partners could elect to consolidate or enter into a strategic partnership with one of its competitors, which could have the effect of reducing or eliminating Brocade’s future revenue opportunities with that OEM partner. Brocade anticipates that its revenues and operating results will continue to depend on sales to a relatively small number of OEM partners. The loss of any one significant OEM partner, or a decrease in the level of sales to any one significant OEM partner, or unsuccessful quarterly negotiation on key terms, conditions or timing of purchase orders placed during a quarter, would likely cause serious harm to Brocade’s business and financial results.
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
     As Brocade introduces new or enhanced products, Brocade must successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. When Brocade introduces new or enhanced products, such as new products based on the recently introduced 8 Gb Fibre Channel or 20 GbE technology, Brocade faces numerous risks relating to product transitions, including the inability to accurately forecast demand, address new or higher product cost structures, and manage different sales and support requirements due to the type or complexity of the new products. In addition, any customer uncertainty regarding the timeline for rolling out new products or Brocade’s plans for future support of existing products, may negatively impact customer purchase decisions.
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
     A significant portion of Brocade’s sales occur in international jurisdictions. In addition, Brocade’s contract manufacturer has significant operations in China. Brocade plans to continue to expand its international operations and sales activities in addition to the establishment of its new limited manufacturing facility in Eastern Europe. Brocade’s international sales of its IP networking products have primarily depended on its resellers, including Pan Dacom GmbH in Europe, Stark Technology Inc. in Taiwan and Samsung Corporation in Korea. The failure by international resellers to sell our products could limit our ability to sustain and grow our revenue. Expansion of international operations will involve inherent risks that Brocade may not be able to control, including:
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
     Brocade is subject to changing rules and regulations of federal and state government as well as the stock exchange on which Brocade’s common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC, the IRS and NASDAQ, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. In addition, the Department of Treasury, the SEC and various Congressional representatives have recently proposed additional rules and regulations that may go into effect in the near future. Brocade is also subject to various rules and regulations of certain foreign jurisdictions, including applicable tax regulations. Brocade’s efforts to comply with these requirements have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. A change in the tax law in the jurisdictions in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. For example, in May 5, 2009, the President of the United States and the U.S. Treasury Department proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. Specific legislation has not yet been proposed or enacted, but it is possible that these or other changes in the U.S. tax laws could increase our U.S. income tax liability in the future.
     Brocade is subject to periodic audits or other reviews by such governmental agencies. For example, in November 2005, Brocade was notified by the IRS that Brocade’s domestic federal income tax return for the year ended October 25, 2003 was subject to audit. In addition, in August 2008, the IRS commenced examination of the federal income tax returns for the three tax years ended 2004 through 2006. In May 2006, the Franchise Tax Board notified Brocade that its California income tax returns for the years ended October 25, 2003 and October 30, 2004 were subject to audit. In February 2009, the IRS commenced an examination of Foundry’s federal income tax returns for the years ended December 31, 2006 and 2007. All these examination cycles remain open as of August 1, 2009. The SEC also periodically reviews Brocade’s public company filings. Any such examination or review frequently requires management’s time and diversion of internal resources and, in the event of an unfavorable outcome, may result in additional liabilities or adjustments to Brocade’s historical financial results.
     In May 2008, the IRS completed its field examination of Brocade’s federal income tax return for the year ended October 25, 2003 and issued a Revenue Agent’s Report. The IRS is contesting the Company’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries. The Company appealed the RAR to the Appeals Office of the IRS in June 2008 and the Company is currently negotiating a settlement. In July 2009, the IRS also completed its field examination of the Company’s federal income tax returns for the three tax years ended October 28, 2006 and issued an RAR. The IRS is contesting the transfer pricing of certain acquisitions with the Company’s foreign subsidiaries. The Company is considering appealing these adjustments. The IRS may make similar claims against the Company’s transfer pricing arrangements in future examinations. Audits by the IRS are subject to inherent uncertainties and an unfavorable outcome could occur, such as fines or penalties. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on Brocade’s results of operations for that period or future periods. The expense of defending and resolving such an audit may be significant. The amount of time to resolve an audit is unpredictable and defending Brocade may divert management’s attention from the day-to-day operations of Brocade’s business, which could adversely affect Brocade’s business.

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
     Brocade’s success depends, to a significant degree, upon the continued contributions of key management, engineering, sales and other personnel, many of whom would be difficult to replace. Brocade believes its future success will also depend, in large part, upon Brocade’s ability to attract and retain highly skilled managerial, engineering, sales and other personnel, and on the ability of management to operate effectively, both individually and as a group, in geographically disparate locations. There is only a limited number of qualified personnel in the applicable market and competition for such employees is fierce. In the past, Brocade has experienced difficulty in hiring qualified personnel in areas such as application-specific integrated circuits, software, system and test, sales, marketing, service, key management and customer support. Although Brocade’s stock price generally increased during the six months ended August 1, 2009, any future declines in Brocade’s stock price could result in additional “underwater” stock options held by our employees. If such a decline in Brocade’s stock price were to occur, any resulting underwater options could decrease Brocade’s ability to incentivize or retain qualified personnel. Brocade’s ability to retain qualified personnel may also be affected by future and recent acquisitions, which may cause uncertainty and loss of key personnel. The loss of the services of any of Brocade’s key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of Brocade’s products or services, and negatively affect Brocade’s ability to sell its products or services.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no unregistered sales of equity securities during the three months ended August 1, 2009.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)

3.2	Amended and Restated Bylaws of the Registrant effective as of February 10, 2009 (incorporated by reference to Exhibit 3.2 from Brocade’s Form 8-K filed on February 10, 2009)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

3.4	Certificate of Elimination of Series A Participating Preferred Stock of Brocade (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 16, 2007)

3.5	Certificates of Correction and Corrected Amended and Restated Certificate of Incorporation effective as of June 1, 2009 (incorporated by reference to Exhibit 3.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended May 2, 2009)

4.1	Form of Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

4.2	First Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, Brocade, and Wells Fargo Bank, National Association, as successor in interest to Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)

4.3	Second Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, McDATA Services Corporation, a Minnesota corporation f/k/a Computer Network Technology Corporation, Brocade, and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)

4.4	Indenture dated February 7, 2003 by and among McDATA Corporation and Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.4 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)

4.5	Indenture dated February 20, 2002 by and among Computer Network Technology Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)

10.1*/**	Amendment Number 15 dated May 11, 2009, with an effective date of February 1, 2009, to the Product Purchase Agreement between Hewlett-Packard Company and Brocade

10.2*/**	Amendment Number 37 dated June 22, 2009, with an effective date of June 19, 2008 [sic], to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade

10.3*/**	Amendment Number 14 dated June 10, 2009 to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade

10.4*/**	Amendment Number 15 dated June 23, 2009 to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade

10.5*/**	Amendment Number 3 dated June 8, 2009, with an effective date of June 5, 2009, to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

Exhibit
Number	Description of Document
31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brocade Communications Systems, Inc.
Date: August 31, 2009	By:	/s/ Richard Deranleau
Richard Deranleau
Chief Financial Officer