Form 10-K
period 2009-10-31
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2009-12-14
CIK 1009626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on May 1, 2009 as reported by the NASDAQ Global Select Market on that date, was approximately $2,321,686,037. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s common stock as of December 7, 2009 was 440,573,561 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

BROCADE COMMUNICATIONS SYSTEMS, INC.

FORM 10-K

For the Fiscal Year Ended October 31, 2009

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements regarding future events and future results. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending litigation, including claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which Brocade operates, and the beliefs and assumptions of management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below, under “Part I—Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Further, Brocade undertakes no obligation to revise or update any forward-looking statements for any reason.

PART I

Item 1.	Business

General

Brocade Communications Systems, Inc. (“Brocade” or the “Company”) is a leading supplier of networking equipment, including end-to-end Internet Protocol (“IP”)-based Ethernet networking solutions and storage area networking solutions for the Global 1000 enterprises and service providers such as telecommunication firms, cable operators or mobile carriers. Brocade offers a comprehensive line of high-performance networking hardware and software products and services that enable businesses to make their networks and data centers more efficient, reliable and adaptable. Brocade’s products, services and solutions simplify information technology (“IT”) infrastructure, increase resource utilization, ensure availability of mission critical applications, and support advanced data, voice, video and mobility applications.

Brocade products and services are marketed, sold and supported worldwide to end-user customers through distribution partners, including original equipment manufacturers (“OEMs”), distributors, systems integrators, value-added resellers (“VARs”) and directly to end-users by the Brocade direct sales force.

For revenue and other information regarding Brocade’s operating segments, see Note 15, “Segment Information,” of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Products and Services

IP Layer 2-3

Brocade’s enterprise-class Layer 2 and Layer 3 switches and routers are designed to connect users in an enterprise network, enabling network connectivity such as, access to the Internet, new forms of network-based communications such as voice over IP, and higher levels of collaboration through unified messaging applications and greater degrees of productivity through mobility. Brocade offers a variety of platforms to allow customers to design a network to meet their needs, including the Brocade BigIron, FastIron, EdgeIron and TurboIron product families. Brocade’s Layer 2 and Layer 3 switches provide cost-effective delivery of the intelligence, speed and manageability required to support the increasing use of bandwidth-intensive and Internet-based applications.

Brocade’s carrier-class switches and routers are designed to handle network traffic within and across service provider networks, whether telecommunications providers, cable multiservice operators or mobile carriers. Brocade offers a full portfolio of Ethernet-optimized platforms designed for service provider environments that include support for legacy technologies such as Synchronous Optical Network to ease the migration to an all-IP service provider network architecture. Brocade specializes in offering products and technologies that support various service provider network environments including the data center, metro aggregation and high-capacity IP/Multiprotocol Label Switching core. Brocade also offers an industry-leading portfolio of service provider-specialized Carrier Ethernet products from the metro edge into the network core, including the Brocade NetIron MLX and XMR router families, as well as the Brocade NetIron CES switches. Brocade’s Metro and Internet routers are designed to deliver the capabilities and performance needed to provide efficient and reliable routing services to Internet data centers around the world.

IP Layer 4-7/Application Delivery Products

Brocade’s Layers 4 – 7 platforms, including the Brocade ServerIron family of products, are designed for application traffic management and server load balancing, allowing customers to enable specific features to improve the performance of specific applications, or improve the performance of a server farm. These high-performance data center traffic management systems with network intelligence capabilities allow enterprises and service providers to build reliable network infrastructures that efficiently manage the flow of traffic over extended distances, known as metro area networks and wide area networks.

Storage Networking

Brocade’s storage networking products and services are designed to help customers reduce the cost and complexity of managing business information within a shared data storage environment, while enabling high levels of availability of mission critical business applications. In addition, Brocade’s products and services assist customers in the development and delivery of storage and server consolidation, disaster recovery and data security, and in meeting compliance issues regarding data management. Customers use Brocade’s products to build storage area networks (“SAN”s), which are also known colloquially as “fabrics.” Brocade’s products are generally used in conjunction with servers and storage subsystems, SAN interconnection components such as host bus adapters (“HBAs”), and server and storage management software applications and tools. By utilizing a shared storage, or networked storage solution, enterprises of all types and sizes can more easily share and consolidate server and storage resources, centralize and simplify data management, scale and provision storage resources more effectively, and improve application efficiency, performance and availability. As a result, these enterprises are able to better utilize IT assets, improve productivity of IT personnel, reduce capital and operational expenditures, and more reliably and securely store, manage and administer business information.

Brocade’s family of Fibre Channel SAN backbones, directors, fabric and embedded switches provide interconnections, bandwidth and high-speed routing of data between servers and storage devices. Product models range from entry-level 8-port fabric switches to 896-port directors with multiple options, addressing the needs of small departments and global enterprises alike. These high-performance solutions are available to support requirements both for open systems and mainframe operations. Switches and directors support key applications such as data backup, remote mirroring and high-availability clustering, as well as high-volume transaction processing applications such as enterprise resource planning and data warehousing. Brocade’s storage networking products have been designed to meet the storage networking needs of end-users in environments ranging from small and medium-sized businesses to large enterprises with storage network fabrics that scale to thousands of ports, spread across multiple locations around the world. Brocade’s storage networking products also include HBAs, which connect host computers to a Fibre Channel network.

Brocade offers a variety of fabric extension, switching and routing solutions that are designed to connect two or more data centers over long distances to enhance business continuity and disaster recovery. Brocade’s fabric extension solutions support SAN extension (Fibre Channel), mainframe extension (Fibre Connectivity), as well as other multiprotocol switching and routing technologies including optical, asynchronous transfer mode, and IP networks. Through its Data Center Fabric Manager, Brocade offers end-to-end management across multiple fabrics with high levels of scalability and performance designed to maximize data availability even over extended distances.

To enable industry-leading encryption-based security, Brocade offers high-speed, highly reliable hardware in both modular and fixed-switch form factors that provides fabric-based encryption and compression services. Brocade works with industry-leading security solution vendors to offer customers a wide choice of enterprise-class key management systems options. These solutions provide high-performance disk encryption processing power to meet the needs of the most demanding enterprise environments with flexible, on-demand performance.

Brocade also introduced a new class of data center networking products that support an emerging technology called Fibre Channel over Ethernet (“FCoE”). Brocade is one of the pioneers of FCoE technology and has been instrumental in driving the protocol toward standardization. FCoE enables the consolidation of server connectivity by being able to support both Fibre Channel and Ethernet connections simultaneously. Customers benefit from this consolidation by having to deploy fewer switches and peripheral cards inside of servers, thereby reducing costs and complexity. Brocade is one of the industry’s first vendors to offer customers a comprehensive suite of FCoE products that includes both switches and FCoE peripheral cards known as converged network adapters (“CNAs”).

Global Services

Brocade offers a wide range of consulting and support services that assist customers in designing, implementing, deploying and managing advanced networking solutions, as well as post-contract customer support (“PCS”) and separately priced extended warranties. These services address a number of customer priorities that must be managed during the life cycle of a storage network or data center infrastructure and are meaningful to customers because they bring valuable experience and expertise to a customer challenge. Brocade’s services may be delivered directly to end-user customers or via partners as a component of a broader service and support offering.

Industry Initiatives and Standards Development

Brocade believes that as the need for networking solutions continues to grow, enterprises will look to further simplify the tasks of storing, managing and administering their data, while also looking to maximize their IT investments and reduce both capital and operational expenditures. Data networking solutions provide a platform that helps enterprises optimize their IT assets and support future data growth, and have been installed at many of the world’s leading companies since the mid-1990s. Brocade also believes enterprises will continue to expand the size and scope of their networks and the number and types of applications that these networks support.

Brocade believes that the future evolution of networking and data center management markets will be led by the providers of products and services that simplify the management of heterogeneous server and storage environments and maximize end-users’ IT investments on an ongoing basis. Brocade also believes that data networking and data center infrastructure solutions will evolve to provide increased capabilities that enable new types of data management applications that simplify the management of data, increase operational efficiencies and reduce operating expense. As a result, many of Brocade’s initiatives and investments are aimed at expanding the capabilities enabled by networks, increasing end-to-end interoperability, protecting end-user investments in existing and new IT resources, and making it easier for Brocade and its partners to deliver solutions that provide efficiencies in managing large, complex and growing enterprise data center environments.

Brocade works with industry-leading organizations to facilitate the development of standards, technologies, products and services that focus on the simplification of data center infrastructure management and the implementation and management of data networking environments. Brocade has a partner-centric approach to building solutions and works with nearly every leading provider of server, storage and storage network management applications and technologies.

Brocade has a long history of being a major contributor to the evolution of industry standards ranging from Fibre Channel communication technology to storage network interoperability to storage and storage network management. Brocade contributes to related industry standards committees and has authored or co-authored the majority of the Fibre Channel protocol standards in existence today. As Brocade continues to expand its leadership presence in new technologies, Brocade’s participation in associated standards groups continues to grow. In fiscal year 2009, Brocade was a member of the SNIA Green Working Group, Ethernet Alliance, FCIA Board, SNIA Technical Council, DMTF Technical Council and Fibre Channel-related industry associations and standards bodies. Brocade also currently chairs the INCITS T11 Committee, the lead governing body for all Fibre Channel-related standards, which includes FCoE.

Education and Technical Certification Services

Brocade’s education and training organization delivers technical education and training on Brocade technology that encompasses design, implementation and management solutions to its partners and their customers. Brocade curriculum is delivered worldwide using diverse methodologies, which include instructor-led classes and an online web-based training portfolio as well as a “live” virtual classroom capability. Brocade Education Services trains over 18,000 IT professionals annually. The Brocade Certification Programs offer certification on Brocade solutions for IT professionals who have completed certain tests administered by an independent testing organization. These certification programs are designed to measure the knowledge and proficiency of IT professionals in Brocade data center and data management solutions and technologies, and to help ensure that Brocade’s customers receive superior customer service and support. More than 12,500 certification tests have been delivered with more than 8,900 IT professionals certified worldwide. Brocade’s education and training services are made available through its own education facilities and through its worldwide training provider network.

Distribution Channels

Brocade’s products and services are marketed, sold and supported worldwide to end-user customers through distribution partners, including OEMs, distributors, systems integrators, VARs and direct to end-users by the Brocade direct sales force.

•

Brocade’s OEM partners are leading server, storage and systems providers who offer Brocade’s products under their own private label or as Brocade-branded solutions. Sales of these products through OEM partners comprise the majority of Brocade’s business.

•

Other distribution partners include a global network of authorized distributors, systems integrators and VARs. Brocade authorizes these partners to market, sell and support its products and services. Some of these partners also sell training and other value-added services.

Brocade has OEM or distribution agreements with most of the major companies that sell enterprise servers and storage systems. In addition, Brocade employs a worldwide sales force to assist its distribution partners in marketing Brocade solutions, assessing customer requirements and designing, implementing and maintaining Brocade-based solutions.

Customers

Brocade’s major OEM customers for the fiscal year ended October 31, 2009, in alphabetical order, include Dell Computer Corporation (“Dell”), EMC Corporation (“EMC”), Hitachi Data Systems (“HDS”), Hewlett-Packard Company (“HP”), International Business Machines Corporation (“IBM”), NetApp, Inc., and Sun Microsystems, Inc. Brocade’s primary non-OEM customers for the fiscal year ended October 31, 2009, in alphabetical order, include AT&T, Inc., CyberCore Technologies, LLC and Tokyo Electron Limited.

For the fiscal years ended October 31, 2009, October 25, 2008 and October 27, 2007, EMC, HP and IBM each represented greater than 10% of Brocade’s total net revenues for combined totals of 48% (EMC with 18%, HP with 13% and IBM with 17%), 65% (EMC with 25%, HP with 18% and IBM with 22%) and 68% (EMC with 24%, HP with 22% and IBM with 22%) of its total net revenues, respectively. The level of sales to any OEM customer may vary from quarter to quarter. Brocade expects that it will continue to expand its routes-to-market to sell its products through distributors, global systems integrators and VARs in addition to its OEM channel.

In the Ethernet market, Brocade cultivates business in a number of key customer markets such as the U.S. government, education and service provider segments. Customers in these market segments represented a significant part of Brocade’s overall business. Brocade’s strategy includes leveraging customer markets that it has a significant presence in to expand its sales of Ethernet products, including international markets, Global 1000 customers, financial services companies and OEMs. As an example, Brocade recently expanded its OEM partnerships with IBM and Dell, which enables IBM and Dell to rebrand and sell certain of Brocade’s enterprise Ethernet networking products.

Geographic Information

From fiscal year 2004 to fiscal year 2009, domestic revenues have accounted for between 56% and 69% of total net revenues. For the year ended October 31, 2009, domestic and international revenues were approximately 65% and 35% of total net revenues, respectively. For the year ended October 25, 2008, domestic and international revenues were approximately 63% and 37% of total net revenues, respectively. For the year ended

October 27, 2007, domestic and international revenues were approximately 61% and 39% of total net revenues, respectively. International revenues primarily consist of sales to customers in Western Europe, the greater Asia Pacific region and Japan. For the year ended October 31, 2009, international revenues decreased as a percentage of total net revenues primarily as a result of Brocade’s acquisition of Foundry Networks, Inc. (“Foundry”), which had a higher concentration of its customer base in North America. For the years ended October 25, 2008 and October 27, 2007, the mix of international revenues increased partly as a result of market growth in Europe and partly as a result of Brocade’s acquisition of McDATA Corporation (“McDATA”), which had a higher concentration of European revenue.

Revenues are attributed to geographic areas based on where Brocade’s products are shipped. However, certain OEM customers take possession of Brocade’s products domestically and then distribute these products to their international customers. Because Brocade accounts for all of those OEM revenues as domestic revenues, Brocade cannot be certain of the extent to which its domestic and international revenue mix is impacted by the practices of its OEM customers. Nevertheless, data provided by OEM customers indicate that international customers may account for a higher percentage of end-user demand than that indicated by Brocade’s mix of domestic and international revenues.

The majority of Brocade’s assets as of October 31, 2009 were attributable to its United States operations. For additional geographic information on Brocade’s revenues and long-lived assets, see Note 15, “Segment Information,” of the Notes to Consolidated Financial Statements, which is incorporated herein by reference. Also, for a discussion of the risks attendant to Brocade’s foreign operations, see Part I, Item 1A. Risk Factors of this Form 10-K, which is incorporated herein by reference.

Acquisitions and Investments

Brocade’s acquisition and investment strategy is focused on facilitating the evolution and expansion of shared storage, data management and Ethernet networking.

On December 18, 2008, Brocade completed its acquisition of Foundry, a performance and total solutions leader for Ethernet network switching and routing. This acquisition positioned Brocade as a leading supplier of end-to-end networking solutions that help enterprises and service providers connect and manage their information.

On March 17, 2008, Brocade completed its acquisition of Strategic Business Systems, Inc. (“SBS”), a privately held provider of IT professional services for medium-size and large enterprises in both the commercial and federal government sectors. This acquisition expanded Brocade’s professional service offerings and was consistent with its goal of building an end-to-end services portfolio.

On January 29, 2007, Brocade completed its acquisition of McDATA, a provider of storage networking and data infrastructure solutions. McDATA is a wholly-owned subsidiary of Brocade. This acquisition enabled Brocade to build stronger relationships with its customers and partners, and provide greater scale and efficiencies to accelerate its growth.

On January 5, 2007, Brocade completed its acquisition of Silverback Systems, Inc. (“Silverback”), a privately held provider of network acceleration technology. This acquisition further enabled Brocade to provide Ethernet-based solutions for data center networks.

From time to time, Brocade has made equity investments in companies that develop technology or provide services that are complementary to or broaden the markets for its products or services and further its business objectives.

Research and Development

The industry in which Brocade competes is subject to rapid technological developments, evolving industry standards, changes in customer requirements, new product introductions and consolidation. As a result, Brocade’s success depends, in part, on its ability to continue to enhance its existing solutions and to develop and introduce new solutions that improve performance and reduce the total cost of ownership in the storage environment. Brocade has invested significantly in product research and development. Brocade continues to enhance and extend its products and increase the speed, performance and port-density of its switching platform. Brocade also continues to expand the value-added services of its intelligent platform to further simplify storage management and to enable more functionality for end-user customers, OEM partners and application partners.

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

For the years ended October 31, 2009, October 25, 2008 and October 27, 2007, Brocade’s research and development expenses totaled $354.8 million, $255.6 million and $213.3 million, respectively. All expenditures for research and development costs have been expensed as incurred. In fiscal year 2010, Brocade expects to increase its level of investment, in absolute dollars, in research and development.

Competition

The market for networking solutions is intensely competitive. In particular, Cisco Systems, Inc. (“Cisco”) maintains a large position in the Ethernet networking market and a number of its products compete directly with Brocade’s products. Brocade also competes with other companies, such as 3Com Corporation (“3Com”), Alcatel-Lucent, Enterasys Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Force10 Networks, Inc., HP/ProCurve, Huawei Technologies Co. Ltd., and Juniper Networks, Inc. (“Juniper”). Some of Brocade’s current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases.

In addition, Brocade faces significant competition from providers of storage networking products for interconnecting servers and storage. These principal competitors include Cisco and QLogic Corporation (“QLogic”). Brocade also faces other competitors in markets adjacent to the SAN market, such as Cisco and F5 Networks, Inc. in the Layers 4 – 7 networking market and QLogic and Emulex Corporation in the HBA market.

New competitors are likely to emerge from the existing Ethernet networking companies in the market as the FCoE standard becomes finalized and additional products come to market. These competitors are likely to use emerging technologies and various routes-to-market to compete with Brocade. In addition, Brocade’s OEM partners, who also have relationships with some of Brocade’s current competitors, could become new competitors by developing, acquiring or introducing products that compete with Brocade’s product offerings, by choosing to sell its competitors’ products instead of Brocade’s products, or by offering preferred pricing or promotions on competitors’ products. Competitive pressure will also likely intensify as technology trends may impact long-standing alliances, partnerships and go-to-market routes.

In addition, as the networking solutions market evolves, additional technologies may become available for interconnecting servers and storage. To the extent that products based upon these technologies provide the ability to connect network servers and storage and support high-performance storage applications, they are likely to compete with Brocade’s current and future products. Competitive products include, but are not limited to; emerging products based on 1 Gigabit Ethernet (“GbE”), 10 GbE, FCoE, Converged Enhanced Ethernet (“CEE”), InfiniBand and Internet Small Computer System Interface (“iSCSI”) protocols, as well as other storage solutions such as Network Attached Storage and Direct Attached Storage. In addition, networking companies, manufacturers of networking equipment, and other companies may develop competitive products and technologies. Brocade’s OEM partners or other partners could also develop and introduce products that compete with Brocade’s product offerings. Brocade believes the competitive factors in this market include product performance and features, product reliability, price, size, extent of installed base, ability to meet delivery schedules, customer service, technical support and distribution channels.

Manufacturing

Brocade has manufacturing arrangements with Hon Hai Precision Industry Co., Ltd. (“Foxconn”), Sanmina-SCI Corporation (“Sanmina”), Flextronics International Ltd. (“Flextronics”), Celestica, Inc. (“Celestica”), Asteel Flash Group (“Flash”), Accton Wireless Broadband Corporation (“Accton”) and Quanta Computer Incorporated (“Quanta”) (collectively the “CMs”) under which Brocade provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to Brocade’s customers. The required lead time for placing orders with the CMs depends on the specific product. The CMs invoice Brocade based on prices and payment terms mutually agreed upon and set forth in purchase orders Brocade issues to them. Although the purchase orders Brocade places with its CMs are cancelable, the terms of the agreements require Brocade to purchase all inventory components not returnable, usable by, or sold to other customers of the CMs. In addition, Flextronics is Brocade’s service repair operations provider.

Brocade uses the CMs for final turnkey product assembly; however Brocade also maintains key component selection and qualification expertise internally. Brocade designs and develops the key components of its products, including application-specific integrated circuits (“ASICs”) and operating system and other software, as well as certain details in the fabrication and enclosure of its products. In addition, Brocade determines the components that are incorporated into its products and Brocade selects appropriate suppliers of those components.

Although Brocade uses standard parts and components for its products where possible, Brocade’s CMs currently purchase, on Brocade’s behalf, several key components used in the manufacture of its products from single or limited supplier sources. Brocade’s principal single source components include ASICs and Brocade’s principal limited source components include memory, certain oscillators, microprocessors, certain connectors, certain logic chips, power supplies, programmable logic devices, printed circuit boards, certain optical components, packet processors and switching fabrics. In addition, Brocade licenses certain software from third parties that is incorporated into its fabric operating system and other software.

Environmental Matters

Brocade is subject to various environmental and other regulations governing product safety, materials usage, packaging and other environmental impacts in the various countries where its products are sold. For example, many of Brocade’s products are subject to laws and regulations that restrict the use of lead, mercury, hexavalent chromium, cadmium and other substances, and require producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of its products when they have reached the end of their useful life. In Europe, substance restrictions apply to products Brocade sells, and certain of Brocade’s OEM partners require compliance with these or more stringent requirements. In addition, recycling, labeling, financing and related requirements apply to products Brocade sells in Europe. China has also enacted similar legislation with similar requirements for Brocade’s products or its OEM partners. Brocade may be required to redesign its products to ensure that they comply with any new requirements as well as related requirements imposed by its OEM customers. Brocade also continues to work with its suppliers to ensure they provide Brocade with compliant materials, parts and components. Various other countries and states in the United States have issued, or are in the process of issuing, other environmental regulations that may impose additional restrictions or obligations and require further changes to Brocade’s products.

Patents, Intellectual Property and Licensing

Brocade relies on a combination of patent, copyright, trademark and trade secret laws, and contractual restrictions on disclosure to protect its intellectual property rights in these proprietary technologies. Despite these precautions, the measures Brocade undertakes may not prevent misappropriation or infringement of its proprietary technology. These measures also may not preclude competitors from independently developing products with functionality or features similar to its products.

Brocade maintains a program to identify and obtain patent protection for its inventions. As of December 4, 2009, Brocade has 258 patents in the United States and 13 patents in various foreign countries (based on certain U.S. patents or patent applications) that are currently in force and has approximately 300 patent applications pending in the United States and approximately 15 patent applications pending in various foreign countries (based on certain U.S. patents or patent applications). The normal expiration dates of Brocade’s issued patents in the United States range from 2010 to 2027. Although Brocade has patent applications pending, there can be no assurance that patents will be issued from pending applications or that claims allowed on any future patents will be sufficiently broad to protect its technology.

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

From time to time, third parties have asserted patent, copyright and trade secret rights to technologies and standards that are important to Brocade. Third parties assert patent infringement claims against Brocade from time to time in the form of letters, lawsuits and other forms of communication. In addition, from time to time, Brocade receives notification from customers claiming that they are entitled to indemnification or other obligations from Brocade related to infringement claims made against them by third parties.

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

Employees

As of October 31, 2009, Brocade had 4,070 employees. Brocade has not experienced any work stoppages and considers its relations with its employees to be good. Brocade’s employees are currently located in the United States headquarters in Silicon Valley, California, as well as facilities in Broomfield, Colorado, Herndon, Virginia and Plymouth, Minnesota, the European headquarters in Geneva, Switzerland, the Asia Pacific headquarters in Singapore, and other offices throughout North America, Europe, Asia Pacific, Japan and Central and South America.

Other

Brocade was incorporated in California on August 24, 1995 and reincorporated in Delaware on May 14, 1999. Brocade’s mailing address and executive offices are located at 1745 Technology Drive, San Jose, California 95110. Brocade’s telephone number is (408) 333-8000. Brocade’s corporate Web site is www.brocade.com. Brocade’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on Brocade’s Web site when such reports are available on the U.S. Securities and Exchange Commission (“SEC”) Web site. The public may read and copy any materials filed by Brocade with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content of any Web site referred to in this Form 10-K is not incorporated by reference into this filing. Further, Brocade’s references to the Uniform Resource Locators (“URLs”) for these Web sites are intended to be inactive textual references only.

Brocade, the B-wing symbol, BigIron, DCX, Fabric OS, FastIron, IronPoint, IronShield, IronView, IronWare, JetCore, NetIron, SecureIron, ServerIron, StorageX and TurboIron are registered trademarks, and DCFM, Extraordinary Networks and SAN Health are trademarks of Brocade Communications Systems, Inc. in the United States (“U.S.”) and/or in other countries. All other brands, products or service names are or may be trademarks or service marks of, and are used to identify products or services of their respective owners.

Item 1A.	Risk Factors

Intense competition in the market for networking solutions could prevent Brocade from maintaining or increasing revenue, profitability and cash flows with respect to its networking solutions.

The market for data and storage networking solutions is intensely competitive. In particular, Cisco maintains a dominant position in the Ethernet networking market and several of its products compete directly with Brocade’s products. Purchasers of networking solutions may choose Cisco’s products because of its longer operating history, different product line and strong reputation in the networking market. In addition, Cisco may develop new technologies that directly compete with Brocade’s products or render its products obsolete.

Brocade also competes with other companies, such as 3Com, Alcatel-Lucent, Enterasys Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Force10 Networks, Inc., HP ProCurve Division, Huawei Technologies Co. Ltd., and Juniper. Brocade also faces significant competition from providers of Fibre Channel switching products for interconnecting servers and storage. These principal competitors include Cisco and QLogic Corporation. Brocade also faces other competitors in markets adjacent to the SAN and Ethernet networking markets, such as QLogic and Emulex Corporation in the server connectivity or HBA market. Brocade may continue to face competitors with well-established market share and customer relationships in adjacent markets. Some of Brocade’s current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Brocade’s competitors could also adopt more aggressive pricing policies than Brocade. Brocade believes that competition based on price may become more aggressive than it has traditionally experienced. Brocade’s competitors could also devote greater resources to the development, promotion and sale of their products than Brocade and, as a result, may be able to respond more quickly to changes in customer or market requirements. Brocade’s failure to successfully compete in the market would harm Brocade’s business and financial results.

Convergence and consolidation trends within the information technology industry are also beginning to bring historically separated computing, storage and Ethernet networking technologies together. These trends are shifting long-standing industry partnerships/alliances, go-to-market routes, technology models and represent risks for Brocade. For example, the ongoing development of new networking protocols such as FCoE and CEE are designed to merge storage and Ethernet network traffic inside of data centers. Brocade recently introduced new products that support FCoE/CEE. If the adoption rate of FCoE/CEE products varies significantly to what is currently projected by Brocade and other industry experts, this may negatively impact Brocade’s businesses.

Competitors are likely to use emerging technologies and alternate routes-to-market to compete with Brocade. In addition, Brocade’s OEM partners, who also have relationships with some of Brocade’s current competitors, could become new competitors by developing and introducing products that compete with Brocade’s product offerings, by choosing to sell Brocade’s competitors’ products instead of Brocade’s products, or by offering preferred pricing or promotions on Brocade’s competitors’ products. For example, even though Brocade and IBM announced an agreement in April 2009 for IBM to sell certain Brocade Ethernet products and IP routers, Juniper and IBM announced a similar agreement in July 2009 with respect to certain of Juniper’s Ethernet switches and enterprise IP routers.

Competitive pressure will also likely intensify as technology trends may impact long-standing alliances, partnerships and go-to-market routes. For example, in November 2009 Cisco, EMC and VMware announced a coalition called the “Virtual Computing Environment” ( or “VCE”) through which it and its business partners would sell packaged “cloud computing” and data center virtualization solutions. Further, Cisco and EMC announced a joint venture called “Acadia”, which is designed to serve as a support and services arm of VCE. EMC is currently Brocade’s top OEM in terms of Fibre Channel sales and has been a go-to-market and technology partner since 1997. The tightening relationship between Cisco and EMC may harm the Brocade and EMC partnership. In addition, on November 11, 2009, HP, a Brocade OEM partner, announced its intent to acquire 3Com, a Brocade competitor in the Ethernet market. If this acquisition of 3Com is completed, it may increase the competitive dynamics in the Ethernet market for Brocade and could negatively impact important routes to market for Brocade’s storage and converged networking products.

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

Brocade has introduced a significant number of new products in recent history, including products across its family of Data Center Infrastructure solutions, which accounts for a substantial portion of Brocade’s revenues. Developing new offerings requires significant upfront investments that may not result in revenue for an extended period of time, if at all. Brocade must achieve widespread market acceptance of Brocade’s new product and service offerings on a timely basis in order to realize the benefits of Brocade’s investments. In addition, Brocade’s plans to sell its offerings through new channels also requires that market acceptance be successful. For example, in April 2009 Brocade announced an expanded relationship with IBM whereby IBM will rebrand and sell a set of Brocade enterprise Ethernet networking products through the IBM global sales force and authorized IBM business partners, extending the existing relationship between Brocade and IBM for storage area networking products. This expanded relationship also requires Brocade to make certain significant upfront investments, which costs may not be recovered or provide the desired return on investment if the anticipated benefits of the expanded relationship are not ultimately successful.

The success of Brocade’s product and service offerings depends on numerous factors, including its ability to:

•	Properly define the new products and services;

•	Timely develop and introduce the new products and services;

•	Differentiate Brocade’s new products and services from its competitors’ technology and product offerings;

•	Address the complexities of interoperability of Brocade’s products with its installed base, OEM partners’ server and storage products and its competitors’ products; and

•	Maintain high levels of product quality and reliability.

Various factors impacting market acceptance are outside of Brocade’s control, including the following:

•	The availability and price of competing products and alternative technologies;

•	The cost of certain product subcomponents, which could reduce Brocade’s gross margins;

•	Product qualification requirements by Brocade’s OEM partners, which can cause delays in the market acceptance;

•	The timing of the adoption of new industry standards relative to Brocade’s development of new technologies and products;

•	The ability of its OEM partners to successfully distribute, support and provide training for its products; and

•	Customer acceptance of Brocade’s products, including its Ethernet solutions.

If Brocade is not able to successfully develop and market new and enhanced products and services on a timely basis, its business and results of operations will likely be harmed.

The prices of Brocade’s products have declined in the past and Brocade expects the prices of Brocade’s products to continue to decline, which could reduce Brocade’s revenues, gross margins and profitability.

The average selling price for Brocade’s products has declined in the past, and Brocade expects it to continue to decline in the future as a result of changes in competitive pricing pressure, broader macroeconomic factors, product mix, increased sales discounts, new product introductions by Brocade or Brocade’s competitors, the entrance of new competitors and other factors. Price declines may also increase as competitors ramp up product releases that compete with Brocade’s products. Furthermore, as a result of cautious capital spending in the technology sector, coupled with broader macroeconomic factors, both Brocade and its competitors may pursue more aggressive pricing strategies in an effort to maintain or seek to increase sales levels. If Brocade is unable to offset any negative impact that changes in competitive pricing pressures, broader macroeconomic factors, product mix, increased sales discounts, enhanced marketing programs, new product introductions by Brocade or Brocade’s competitors, or other factors may have on its average selling price by increasing the volume of products shipped or reducing product manufacturing costs, Brocade’s total revenues and gross margins will be negatively impacted.

In addition, to maintain Brocade’s gross margins, Brocade must maintain or increase the number of products shipped, develop and introduce new products and product enhancements, and continue to reduce the manufacturing costs of Brocade’s products. While Brocade has successfully reduced the cost of manufacturing Brocade’s products in the past, Brocade may not be able to continue to reduce cost of production at historical rates. Moreover, most of Brocade’s expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, Brocade may not be able to decrease its spending quickly enough or in sufficient amounts to offset any unexpected shortfall in revenues. If this occurs, Brocade could incur losses and Brocade’s operating results and gross margins could be below expectations. Additionally, Brocade’s gross margins may be negatively affected by fluctuations in manufacturing volumes, component costs, the mix of product configurations sold and the mix of distribution channels through which its products are sold. For example, on a historical basis, Brocade’s Ethernet networking products generally realized higher gross margins on direct sales to an end-user than on sales through its resellers or to its OEMs. As a result, any significant shift in revenue through resellers or to OEMs could harm Brocade’s gross margins. In addition, if product or related warranty costs associated with Brocade’s products are greater than previously experienced, Brocade’s gross margins may also be adversely affected. Finally, increased costs resulting from higher-than-anticipated oil prices and the volatility of the value of the U.S. dollar may affect the costs of components used in Brocade’s products and negatively affect Brocade’s gross margins.

The slowdown in the domestic and global economies and their delayed recovery may increasingly adversely affect Brocade’s operating results and financial condition.

The domestic and global economies have undergone a period of significant uncertainty and slowdown, which has resulted in reduced demand for information technology, including high-performance data networking solutions, and an extended delay in the recovery of such economies may continue to negatively impact demand further. Information technology spending has historically declined as general economic and market conditions have worsened. If the domestic and global economic slowdown is prolonged, or if Brocade’s customers believe such a slowdown will continue for a sustained period, Brocade’s customers may further reduce their information technology spending and future budgets. Brocade is particularly susceptible to reductions in information technology spending because the purchase of IT-related products is often discretionary and may involve a significant commitment of capital and other resources. Different geographic regions (e.g. North America, Western Europe, Asia Pacific region) may experience greater economic slowdown and/or a longer recovery period. Future delays or reductions in information technology spending, domestically and/or internationally, could harm Brocade’s business, results of operations and financial condition in a number of ways, including longer sales cycles, increased inventory provisions, increased production costs, lowered prices for its products and reduced sales volumes. Similarly, if Brocade’s suppliers face challenges in obtaining credit or otherwise in operating their businesses, they may become unable to continue to offer the materials Brocade uses to manufacture its products or may offer the materials at higher prices. These events have caused, and may further cause, reductions in Brocade’s revenue, profitability and cash flows; increased price competition and operating costs; longer fulfillment cycles; and may cause many other risks noted in this Form 10-K, which could adversely affect Brocade’s business, results of operations and financial condition.

Given the current uncertainty about the extent and duration of the global financial slowdown, it is difficult for Brocade, its customers and its suppliers to accurately forecast future product demand. The reduced visibility could cause Brocade to produce excess products that would increase its inventory carrying costs and result in obsolete inventory. Alternatively, this forecasting difficulty could cause a shortage of products or materials used in Brocade’s products that would result in its inability to satisfy demand for its products and a loss of market share.

The economic slowdown has also significantly affected financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing. Circumstances may arise in which Brocade needs or desires to raise additional capital. Such capital may not be available on commercially reasonable terms, or at all, which in turn could adversely affect Brocade’s financial condition and could increase shareholder dilution.

Brocade incurred substantial indebtedness to finance the acquisition of Foundry that decreases Brocade’s business flexibility and access to capital, and increases its borrowing costs, which may adversely affect Brocade’s operations and financial results.

Upon completion of the acquisition of Foundry, Brocade increased its indebtedness by approximately $1.1 billion, which is substantially greater than its indebtedness prior to the acquisition. The financial and other covenants agreed to by Brocade in connection with such indebtedness and the increased indebtedness and higher debt-to-equity ratio of Brocade in comparison to that of Brocade on a recent historical basis will have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions and increasing borrowing costs, and may adversely affect Brocade’s operations and financial results. The increased indebtedness may also adversely affect Brocade’s ability to access sources of capital or incur certain liens. Certain types of financing, certain types of sale and leaseback transactions, or other transactions may require Brocade to seek an amendment or waiver under its Senior Secured Credit Facility. Any such amendment or waiver may require a demand payment to Brocade’s debt holders or may not be available on commercially reasonable terms, if at all. In addition, Brocade’s failure to comply with these covenants could result in a default under the Senior Secured Credit Facility and its other debt, which could permit the holders to accelerate such debt or demand payment in exchange for a waiver of such default. If any of Brocade’s debt is accelerated, Brocade may not have sufficient funds available to repay such debt. The current debt under the Senior Secured Credit Facility has a floating interest rate and an increase in interest rates may negatively impact Brocade’s financial results. The mandatory debt repayment schedule on the Senior Secured Credit Facility and the maturity of the existing convertible subordinated debt in fiscal year 2010 may negatively impact Brocade’s cash position and reduce Brocade’s financial flexibility. In addition, any changes by rating agencies to Brocade’s credit rating in connection with such indebtedness may negatively impact the value and liquidity of Brocade’s debt and equity securities and Brocade’s ability to access sources of capital.

The failure to accurately forecast demand for Brocade’s products or the failure to successfully manage the production of Brocade’s products could negatively affect the supply of key components for Brocade’s products and Brocade’s ability to manufacture and sell Brocade’s products.

Brocade provides product forecasts to its contract manufacturers and places purchase orders with them in advance of the scheduled delivery of products to Brocade’s customers. Moreover, in preparing sales and demand forecasts, Brocade relies largely on input from its OEM partners and its resellers and end-user customers.

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

In addition, although the purchase orders placed with Brocade’s contract manufacturers are cancelable, in certain circumstances Brocade could be required to purchase certain unused material not returnable, usable by, or sold to other customers if Brocade cancels any of Brocade’s orders. This purchase commitment exposure is particularly high in periods of new product introductions and product transitions. If Brocade is required to purchase unused material from Brocade’s contract manufacturers, Brocade would incur unanticipated expenses and Brocade’s business and financial results could be negatively affected. In the past, Brocade’s Ethernet products have experienced delays in product shipments from its contract manufacturers and OEMs, which in turn delayed product shipments to its customers. Brocade may in the future experience similar delays or other problems, such as insufficient quantity of product, acquisition by a competitor or business failure of any of its OEMs, any of which could harm Brocade’s business and operating results.

Brocade is subject to and may be subject to more intellectual property infringement claims and litigation that are costly to defend and/or settle, and that could result in significant damage and cost awards against Brocade and limit Brocade’s ability to use certain technologies in the future.

Brocade competes in markets that are frequently subject to claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted patent, copyright and trade secret rights against Brocade, and as particular examples, against its products and services, subcomponents of its products, methods performed by its products or used in its operations, or uses of its products by its customers. Brocade and companies acquired by Brocade, such as Foundry, have in the past incurred, are currently incurring and will in the future incur substantial expenses to defend against such third-party claims. For instance, Brocade currently is involved in patent-related lawsuits with Enterasys Networks, Inc., Network-1 Security Solutions, Inc., and Chrimar Systems, Inc. In addition, Brocade may be subject to indemnification obligations with respect to infringement of third-party intellectual property rights pursuant to Brocade agreements with suppliers, OEM and channel partners or customers. The third party asserters of such intellectual property claims may be unreasonable in their settlement demands, or may simply refuse to settle, which could lead to expensive settlement payments and/or prolonged periods of litigation expenses. In the event of an adverse determination, Brocade could incur substantial monetary liability and be prohibited from shipping certain products or incorporating necessary components into Brocade’s products. Suppliers of components or OEM systems to

Brocade may be unwilling to, or not be able to, defend or indemnify Brocade against third-party assertions directed at the components or systems they supply to Brocade, and may be unwilling to take licenses that would assure Brocade’s supply of such components or OEM systems. Customers may perceive such third-party intellectual property claims as risks, and may, as a result, be less willing to do business with Brocade. Any of the above scenarios could have a material adverse effect on Brocade’s financial position, results of operations, cash flows, and future business prospects.

Brocade relies on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions on disclosure to protect its intellectual property rights in its proprietary technologies, but none of these methods of protection may be entirely reliable, due to, for instance, employee hiring and turnover, geographic dispersion of employees, technology disclosures with suppliers, customers, and partners, unpredictable events or negligence, and other aspects of doing business on the scale of Brocade’s operations. Brocade attempts to identify its technological developments for assessment of whether to file patent applications, but there can be no assurance that all patentable technological developments will be captured in patent applications. Further, although Brocade has patent applications pending, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect its technology. The value, validity, and enforceability of intellectual property rights generated by Brocade’s operations, obtained from acquired companies, or purchased from third parties, are subject to many unknowns, and may not ultimately have the value originally anticipated.

Brocade has a high concentration of customers, including a limited number of OEM partners, which it relies on for a substantial portion of its revenues. The loss of any of these customers or OEM partners or a decrease in their purchases could significantly reduce Brocade’s revenues and negatively affect Brocade’s financial results.

Brocade depends on recurring purchases from a limited number of large OEM partners for a substantial portion of its revenues. As a result, these large OEM partners have a significant influence on Brocade’s quarterly and annual financial results. For fiscal years 2009, 2008 and 2007, the same three customers each represented 10% or more of Brocade’s total net revenues for a combined total of 48%, 65% and 68%, respectively. Brocade’s agreements with its OEM partners are typically cancelable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. Brocade’s OEM partners could also elect to reduce, or rebalance, the amount they purchase from Brocade and increase the amount purchased from Brocade’s competitors. Also, one or more of Brocade’s OEM partners could elect to consolidate or enter into a strategic partnership with one of Brocade’s competitors, which could have the effect of reducing or eliminating Brocade’s future revenue opportunities with that OEM partner. Brocade anticipates that a significant portion of its revenues and operating results will continue to depend on sales to a relatively small number of OEM partners. The loss of any one significant OEM partner, or a decrease in the level of sales to any one significant OEM partner, or unsuccessful quarterly negotiation on key terms, conditions or timing of purchase orders placed during a quarter, would likely cause serious harm to Brocade’s business and financial results.

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

The loss of continued orders from any of Brocade’s more significant customers, such as the U.S. government or individual agencies within the U.S. government, or companies within the financial services, education and health sectors, could also cause its revenue and profitability to suffer. For example, if Brocade is unable to offer qualified products to such government customers due to governmental procurement regulations and requirements with respect to country of origin designation, Brocade’s government orders could decrease, which would negatively impact its revenue and operating results. In addition, Brocade’s ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of its products. In addition, a change in the mix of Brocade’s customers, or a change in the mix of direct and indirect sales, could adversely affect its revenue and gross margins.

Brocade is dependent on sole source and limited source suppliers for certain key components, the loss of which may significantly impact results of operations.

Although Brocade uses standard parts and components for its products where possible, Brocade’s CMs currently purchase, on Brocade’s behalf, several key components used in the manufacture of its products from single or limited supplier sources. Brocade’s principal single source components include ASICs and Brocade’s principal limited source components include memory, certain oscillators, microprocessors, certain connectors, certain logic chips, power supplies, programmable logic devices, printed circuit boards, certain optical components, packet processors and switching fabrics. Brocade generally acquires these components through purchase orders and have no long-term commitments regarding supply or pricing with such suppliers. If Brocade is unable to obtain these and other components when required or if Brocade experiences significant component defects, Brocade may not be able to deliver Brocade’s products to Brocade’s customers in a timely manner. In addition, the recent global economic slowdown may cause some of these sole source or limited source suppliers to delay production or go out of business and could result in a disruption to Brocade’s supply chain. As a result, Brocade’s business and financial results could be harmed.

In addition, the loss of any of Brocade’s major third-party contract manufacturers could significantly impact Brocade’s ability to produce its products for an indefinite period of time. Qualifying a new contract manufacturer and commencing volume production is typically a lengthy and expensive process. If Brocade is required to change its contract manufacturers or if any of its contract manufacturer experiences delays, disruptions, capacity constraints, component parts shortages or quality control problems in its manufacturing operations, shipment of Brocade’s products to Brocade’s customers could be delayed and result in loss of revenues and Brocade’s competitive position and relationship with customers could be harmed.

Brocade’s failure to successfully manage the transition between its new products and its older products may adversely affect Brocade’s financial results.

As Brocade introduces new or enhanced products, Brocade must successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. When Brocade introduces new or enhanced products that feature higher-performance, higher-density and new technology options, Brocade faces numerous risks relating to product transitions, including the inability to accurately forecast demand, address new or higher product cost structures, and manage different sales and support requirements due to the type or complexity of the new products. In addition, any customer uncertainty regarding the timeline for rolling out new products or Brocade’s plans for future support of existing products, may negatively impact customer purchase decisions.

Changes in industry structure and market conditions could lead to charges related to discontinuances of certain of Brocade’s products or businesses and asset impairments.

Brocade carries a substantial amount of acquired intangible assets and goodwill on its balance sheet. Brocade’s determination of fair value of long-lived assets relies on management’s assumptions of future revenues, operating costs, and other relevant factors. In response to changes in industry and market conditions,

Brocade may be required to realign its resources strategically and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in, or dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Similarly, if management’s estimates of future operating results change or if there are changes to other assumptions, such as the discount rate applied to future cash flows, the estimate of the fair value of Brocade’s reporting units could change significantly, which could result in goodwill impairment charges. Brocade’s estimates with respect to the useful life or ultimate recoverability of Brocade’s carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. For example, during the three months ended May 2, 2009, Brocade recorded a non-cash $53.3 million impairment charge in connection with the decision to no longer offer Brocade’s suite of Files products.

Brocade’s estimates relating to the liabilities for excess facilities are also affected by changes in real estate market conditions. In addition, Brocade has made investments in certain private companies which could become impaired if the operating results of those companies change adversely. Brocade is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings.

Brocade has extensive international operations, which subjects it to additional business risks.

A significant portion of Brocade’s sales occur in international jurisdictions. In addition, Brocade’s contract manufacturers have significant operations in China. Brocade plans to continue to expand its international operations and sales activities. Brocade’s international sales of its Ethernet networking products have primarily depended on its resellers, including Pan Dacom GmbH in Europe, Stark Technology Inc. in Taiwan and Samsung Corporation in Korea. The failure by international resellers to sell Brocade’s products could limit its ability to sustain and grow revenue. Expansion of international operations will involve inherent risks that Brocade may not be able to control, including:

•	Supporting multiple languages;

•	Recruiting sales and technical support personnel with the skills to design, manufacture, sell and support Brocade’s products;

•	Complying with governmental regulation of encryption technology and regulation of imports and exports, including obtaining required import or export approval for its products;

•	Increased complexity and costs of managing international operations;

•	Increased exposure to foreign currency exchange rate fluctuations;

•	Commercial laws and business practices that favor local competition;

•	Multiple, potentially conflicting, and changing governmental laws, regulations and practices, including differing export, import, tax, labor, anti-bribery and employment laws;

•	Longer sales cycles and manufacturing lead times;

•	Difficulties in collecting accounts receivable;

•	Reduced or limited protection of intellectual property rights;

•	Managing a research and development team in geographically diverse locations, including China and India; and

•	Increased complexity of logistics and distribution arrangements.

Failure to manage expansion effectively could seriously harm Brocade’s business, financial condition and prospects. In addition, international political instability may halt or hinder Brocade’s ability to do business and may increase Brocade’s costs. Various events, including the occurrence or threat of terrorist attacks, increased national security measures in the United States and other countries, and military action and armed conflicts, may suddenly increase international tensions. Such events may have an adverse effect on the world economy and could adversely affect Brocade’s business operations or the operations of Brocade’s OEM partners, contract manufacturers and suppliers.

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

Brocade’s operations and the operations of its suppliers, contract manufacturers and customers are vulnerable to interruptions by fire, earthquake, hurricane, power loss, telecommunications failure and other events beyond Brocade’s control. For example, a substantial portion of Brocade’s facilities, including its corporate headquarters, is located near major earthquake faults. Brocade does not have multiple site capacity for all of its services in the event of any such occurrence. In the event of a major earthquake, Brocade could experience business interruption, destruction of facilities and loss of life. Brocade does not carry earthquake insurance and has not set aside funds or reserves to cover such potential earthquake-related losses. Additionally, health issues such as an outbreak of a pandemic or epidemic, including the H1N1 flu (swine flu) virus, may interrupt business operations in those geographic regions affected by the disease. In addition, one of Brocade’s contract manufacturers has a major facility located in an area that is subject to hurricanes. In the event that a material business interruption occurs that affects Brocade, its suppliers, contract manufacturers or customers, shipments could be delayed and Brocade’s business and financial results could be harmed. Despite Brocade’s implementation of network security measures, its servers may be vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with its computer systems. Brocade may not carry sufficient insurance to compensate for losses that may occur as a result of any of these events.

Brocade’s business is subject to cyclical fluctuations and uneven sales patterns, which make predicting results of operations difficult.

Many of Brocade’s partners experience uneven sales patterns in their businesses due to the cyclical nature of information technology spending. For example, some of Brocade’s partners close a disproportionate percentage of their sales transactions in the last month, weeks and days of each fiscal quarter, and other partners experience spikes in sales during the fourth calendar quarter of each year. Because a large portion of Brocade’s sales are derived from a small number of OEM partners, when they experience seasonality, Brocade typically experiences similar seasonality. Historically, Brocade’s first and fourth fiscal quarters are seasonally stronger quarters than its second and third fiscal quarters. These OEM partners make decisions to purchase inventory based on a variety of factors, including their product qualification cycles and their expectations of end customer demand, which may be affected by seasonality and their internal supply management objectives. Others require that Brocade maintain inventories of Brocade’s products in hubs adjacent to their manufacturing facilities and purchase Brocade’s products only as necessary to fulfill immediate customer demand. In addition, Brocade has experienced quarters where uneven sales patterns of Brocade’s OEM partners have resulted in a significant portion of Brocade’s revenue occurring in the last month of Brocade’s fiscal quarter. For example, Brocade’s Ethernet networking business typically experiences significantly higher levels of sales towards the end of a period. Such non-linearity in shipments due to sales patterns can increase costs, as irregular shipment patterns result in periods of underutilized capacity and additional costs associated with higher inventory levels and inventory planning. Furthermore, orders received towards the end of the period may not ship within the period due to Brocade’s manufacturing lead times. This exposes Brocade to additional inventory risk because Brocade must order products in anticipation of expected future orders and additional sales risk if Brocade is unable to fulfill unanticipated demand. In addition, receipt of a high number of customer orders towards the end of a fiscal quarter will increase reported receivables outstanding as a fraction of reported sales and result in higher days sales outstanding. Brocade is not able to predict the degree to which the seasonality and uneven sales patterns of Brocade’s OEM partners or other customers will affect Brocade’s business in the future, particularly as Brocade releases new products.

Undetected software or hardware errors could increase Brocade’s costs, reduce Brocade’s revenues and delay market acceptance of Brocade’s products.

Networking products frequently contain undetected software or hardware errors, or bugs, when first introduced or as new versions are released. Brocade’s products are becoming increasingly complex and particularly as Brocade continues to expand Brocade’s product portfolio to include software-centric products, including software licensed from third parties, errors may be found from time to time in Brocade’s products. In addition, through its acquisitions, Brocade has assumed, and may in the future assume, products previously developed by an acquired company that have not been through the same level of product development, testing and quality control processes used by Brocade, and may have known or undetected errors. Some types of errors also may not be detected until the product is installed in a heavy production or user environment. In addition, Brocade’s products are often combined with other products, including software, from other vendors, and these products often need to interface with existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause Brocade to incur significant warranty and repair costs, may divert the attention of engineering personnel from product development efforts, and may cause significant customer relations problems. Moreover, the occurrence of hardware and software errors, whether caused by another vendor’s storage, data management or Ethernet products or Brocade’s, could delay market acceptance of Brocade’s new products.

Brocade’s quarterly and annual revenues and operating results may fluctuate in future periods due to a number of factors, which could adversely affect the trading price of Brocade’s stock.

Brocade’s quarterly and annual revenues and operating results may vary significantly in the future due to a number of factors. Factors that may affect the predictability of Brocade’s annual and quarterly results include, but are not limited to, the following:

•	Disruptions or a continued decline in general economic conditions, particularly in the information technology industry;

•	Announcements of pending or completed acquisitions or other strategic transactions by Brocade, its competitors or its partners;

•	Announcements, introductions and transitions of new products by Brocade, its competitors or its partners;

•	The timing of customer orders, product qualifications and product introductions of Brocade’s partners;

•	Seasonal fluctuations;

•	Long and complex sales cycles;

•	Declines in average selling prices for Brocade’s products as a result of competitive pricing pressures or new product introductions by Brocade or its competitors;

•	The emergence of new competitors and new technologies in the networking markets;

•	Deferrals of customer orders in anticipation of new products, services, or product enhancements introduced by Brocade or its competitors;

•	Brocade’s ability to timely produce products that comply with new environmental restrictions or related requirements of its customers;

•	Brocade’s ability to obtain sufficient supplies of sole- or limited-sourced components, including ASICs, microprocessors, certain connectors, certain logic chips and programmable logic devices;

•	Increases in prices of components used in the manufacture of Brocade’s products;

•	Brocade’s ability to attain and maintain production volumes and quality levels;

•	Variations in the mix of Brocade’s products sold and the mix of distribution channels and geographies through which they are sold;

•	Pending or threatened litigation;

•	Stock-based compensation expense that is affected by Brocade’s stock price;

•	New legislation and regulatory developments; and

•	Other risk factors detailed in this section.

Accordingly, the results of any prior periods should not be relied upon as an indication of future performance. Brocade cannot assure you that in some future quarter Brocade’s revenues or operating results will not be below Brocade’s projections or the expectations of stock market analysts or investors, which could cause Brocade’s stock price to decline.

Brocade’s business is subject to increasingly complex corporate governance, public disclosure, accounting and tax requirements, and environmental regulations that could adversely affect Brocade’s business and financial results.

Brocade is subject to changing rules and regulations of federal and state government as well as the stock exchange on which Brocade’s common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC, the IRS and NASDAQ, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. In addition, the Department of Treasury, the SEC and various Congressional representatives have recently proposed additional rules and regulations that may go into effect in the near future. Brocade is also subject to various rules and regulations of certain foreign jurisdictions, including applicable tax regulations. Brocade’s efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. A change in the tax law in the jurisdictions in which Brocade does business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in Brocade’s tax expense. For example, in May 5, 2009, the President of the United States and the U.S. Treasury Department proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. Specific legislation has not yet been proposed or enacted, but it is possible that these or other changes in the U.S. tax laws could increase Brocade’s U.S. income tax liability in the future.

Brocade is subject to periodic audits or other reviews by such governmental agencies. For example, Brocade is under examination by the IRS for its domestic federal income tax return for the fiscal years 2003 through 2006. In May 2006, the Franchise Tax Board notified Brocade that its California income tax returns for the years ended October 25, 2003 and October 30, 2004 were subject to audit. In February 2009, the IRS commenced an examination of Foundry’s federal income tax returns for the years ended December 31, 2006 and 2007. All these examination cycles remain open as of October 31, 2009. The SEC also periodically reviews Brocade’s public company filings. Any such examination or review frequently requires management’s time and diversion of internal resources and, in the event of an unfavorable outcome, may result in additional liabilities or adjustments to Brocade’s historical financial results.

The IRS is contesting the Company’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries. The Company appealed the Revenue Agent’s Report to the Appeals Office of the IRS for the years under examination. The IRS also notified the Company that it will audit the fiscal year 2007 and 2008 income tax returns. The IRS may make similar claims against the Company’s transfer pricing arrangements in future examinations. Audits by the IRS are subject to inherent uncertainties and an unfavorable outcome could occur, such as fines or penalties. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on Brocade’s results of operations for that period or future periods. The expense of defending and resolving such an audit may be significant. The amount of time to resolve an audit is unpredictable and defending Brocade may divert management’s attention from Brocade’s day-to-day business operations, which could adversely affect Brocade’s business.

Brocade is subject to various environmental and other regulations governing product safety, materials usage, packaging and other environmental impacts in the various countries where Brocade’s products are sold. For example, many of Brocade’s products are subject to laws and regulations that restrict the use of lead, mercury, hexavalent chromium, cadmium and other substances, and require producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of Brocade’s products when they have reached the end of their useful life. For example, in Europe, substance restrictions apply to products sold, and certain of Brocade’s partners require compliance with these or more stringent requirements. In addition, recycling, labeling, financing and related requirements apply to products Brocade sells in Europe. China has also enacted similar legislation with similar requirements for Brocade’s products or its partners. Despite Brocade’s efforts to ensure that its products comply with new and emerging requirements, Brocade cannot provide absolute assurance that its products will, in all cases, comply with such requirements. If Brocade’s products do not comply with the substance restrictions under local environmental laws, Brocade could become subject to fines, civil or criminal sanctions and contract damage claims. In addition, Brocade could be prohibited from shipping non-compliant products into one or more jurisdictions and required to recall and replace any non-compliant products already shipped, which would disrupt its ability to ship products and result in reduced revenue, increased obsolete or excess inventories, and harm to Brocade’s business and customer relationships. Brocade’s suppliers may also fail to provide it with compliant materials, parts and components despite Brocade’s requirement to do so, which could impact Brocade’s ability to timely produce compliant products and, accordingly, could disrupt its business.

Brocade may not realize the anticipated benefits of past or future acquisitions and strategic investments, and integration of acquired companies or technologies may negatively impact Brocade’s business.

Brocade has in the past acquired, or made strategic investments in, other companies, products or technologies, and Brocade expects to make additional acquisitions and strategic investments in the future. Examples of recent acquisitions include Foundry in December 2008, Strategic Business Systems, Inc. in March 2008 and McDATA Corporation in January 2007. Brocade may not realize the anticipated benefits of the acquisition of Foundry or any other acquisitions or strategic investments, which involve numerous risks, including:

•	Difficulties in successfully integrating the acquired businesses;

•	Revenue attrition in excess of anticipated levels if existing customers alter or reduce their historical buying patterns;

•	Unanticipated costs, litigation and other contingent liabilities;

•	Diversion of management’s attention from Brocade’s daily operations and business;

•	Adverse effects on existing business relationships with suppliers and customers;

•	Risks associated with entering into markets in which Brocade has limited or no prior experience;

•	Inability to attract and retain key employees;

•	Inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	Inability to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company;

•	Inability to successfully develop new products and services on a timely basis that address the market opportunities of the combined company;

•	Inability to compete effectively against companies already serving the broader market opportunities expected to be available to the combined company;

•	Inability to qualify the combined company’s products with OEM customers on a timely basis, or at all;

•	Failure to consolidate the combined company’s professional services and customer support organizations;

•	Inability to successfully integrate and harmonize financial reporting and information technology systems;

•	Failure to successfully manage additional remote locations, including the additional infrastructure and resources necessary to support and integrate such locations;

•	Assumption or incurrence of debt and contingent liabilities and related obligations to service such liabilities and Brocade’s ability to satisfy financial and other negative operating covenants;

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

•

Incurrence of acquisition and integration related costs, accounting charges, or amortization costs for acquired intangible assets, that could negatively impact Brocade’s operating results and financial condition;

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

Brocade relies on licenses from third parties and the loss or inability to obtain any such license could harm its business.

Many of Brocade’s products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products, Brocade believes that, based upon past experience and standard industry practice, such licenses generally can be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses will be available on acceptable terms, if at all. Brocade’s inability to obtain certain licenses or other rights on favorable terms could have an adverse effect on Brocade’s business, operating results and financial condition. In addition, if Brocade fails to carefully manage the use of “open source” software in Brocade’s products, Brocade may be required to license key portions of Brocade’s products on a royalty-free basis or expose key parts of source code.

Brocade is exposed to various risks related to legal proceedings or claims that could adversely affect its operating results.

Brocade is a party to lawsuits in the normal course of its business. Litigation in general can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against Brocade, or legal actions initiated by Brocade, can often be expensive and time-consuming. For example, in the past, Brocade has incurred significant expenses pursuant to certain indemnification obligations to various current and former officers and directors in connection with Brocade’s historical stock option granting practices and other related matters. Unfavorable outcomes from these claims and/or lawsuits could adversely affect Brocade’s business, results of operations, or financial condition.

If Brocade loses key talent or is unable to hire additional qualified talent, Brocade’s business may be harmed.

Brocade’s success depends, to a significant degree, upon the continued contributions of key management, engineering, sales and other talent, many of whom would be difficult to replace. Brocade believes its future success will also depend, in large part, upon Brocade’s ability to attract and retain highly skilled managerial, engineering, sales and other talent, and on the ability of management to operate effectively, both individually and as a group, in geographically diverse locations. There is a limited number of qualified talent in the applicable market and competition for such employees is strong. In the past, Brocade has experienced difficulty in hiring qualified talent in areas such as application-specific integrated circuits, software, system and test, sales, marketing, service, key management and customer support. Although Brocade’s stock price generally increased during the twelve months ended October 31, 2009, any future declines in Brocade’s stock price could result in additional “underwater” stock options held by its employees. If such a decline in Brocade’s stock price were to occur, any resulting underwater options could decrease Brocade’s ability to incentivize or retain qualified talent. Brocade’s ability to retain qualified talent may also be affected by future and recent acquisitions, which may cause uncertainty and loss of key talent. The loss of the services of any of Brocade’s key employees, the inability to attract or retain qualified talent in the future, or delays in hiring required talent, particularly engineers and sales talent, could delay the development and introduction of Brocade’s products or services, and negatively affect Brocade’s ability to sell its products or services.

In addition, companies in the computer storage, networking and server industries whose employees accept positions with competitors may claim that their competitors have engaged in unfair hiring practices or that there will be inappropriate disclosure of confidential or proprietary information. Brocade may be subject to such claims in the future as Brocade seeks to hire additional qualified talent. Such claims could result in litigation. As a result, Brocade could incur substantial costs in defending against these claims, regardless of their merits, and be subject to additional restrictions if any such litigation is resolved against Brocade.

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

Certain provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with Brocade, and Brocade’s agreements with certain of Brocade’s customers require that Brocade give prior notice of a change of control and grant certain manufacturing rights following a change of control. Brocade’s various change-of-control provisions could prevent or delay a change in control of Brocade, which could hinder stockholders’ ability to receive a premium for Brocade’s stock.

Brocade may not realize the anticipated benefits in connection with its recent purchase of real estate and plans to develop and construct office buildings, which could disrupt its business and negatively impact its financial performance.

Brocade’s recent purchase of real estate in San Jose, California and its commitment to build a new campus of several buildings on that real estate constitute a substantial investment. Brocade may not realize the anticipated benefits with respect to the purchase and development of such property. Brocade is devoting significant capital resources to developing the campus, which will reduce Brocade’s liquidity and financial flexibility. Additionally, the development, construction and maintenance of the new campus may result in unexpected costs or delays, which may negatively impact Brocade’s financial position. Moreover, any delays in the development or construction of the new campus may also suspend Brocade’s ability to move into the new campus on a timely basis and, as a result, may disrupt Brocade’s business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Brocade’s principal administrative, sales, marketing, education, customer support, and research and development facilities are located in approximately 405,000 square feet in San Jose, California. Additional administrative and research and development facilities are located in approximately 520,000 square feet, in aggregate, in Santa Clara and Alviso, California, Broomfield, Colorado and Plymouth, Minnesota. Approximately 563,000 square feet of such space is leased and 362,000 square feet is owned. Brocade believes that its existing properties, including both owned and leased, are in good condition and are suitable for the conduct of its business. Brocade also productively utilizes the majority of the space in its facilities.

Brocade’s leased properties have expirations through November 2019. In addition to the noted facilities, Brocade leases administrative, sales and marketing office space in various locations to serve its customers throughout the world. On May 23, 2008, the Company purchased property located in San Jose, California, which consists of three unimproved building parcels that are entitled for approximately 562,000 square feet of space in three buildings. In connection with the purchase, Brocade also engaged a third party as development manager to manage the development and construction of improvements on the property that will serve as the Company’s headquarters. The Company plans to develop the land through June 2010 and finance the purchase and the development through operating cash flows.

Brocade has four operating segments. Due to the interrelation of these segments, these segments use substantially all of the properties at least in part, and Brocade retains the flexibility to use each of the properties in whole or in part for each of the segments.

Item 3.	Legal Proceedings

The information set forth in Note 10 (see “Legal Proceedings” of Note 10) of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Brocade’s common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” Prior to Brocade’s initial public offering on May 24, 1999, there was no public market for its common stock. Information regarding the high and low closing sales prices per share of Brocade’s common stock as reported on the NASDAQ Global Select Market is set forth in “Quarterly Summary” in Part II, Item 8 of this Form 10-K.

According to records of Brocade’s transfer agent, Brocade had 1,031 stockholders of record as of December 7, 2009 and it believes there is a substantially greater number of beneficial holders. Brocade has never declared or paid any cash dividends on its common stock. Brocade currently expects to retain any future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Except as previously described in the Form 10-Q filed on June 4, 2009, there were no unregistered sales of equity securities during the three fiscal years ended October 31, 2009. Information with respect to securities authorized for issuance under equity compensation plans is set forth in Note 13 (see “Equity Compensation Plan Information” of Note 13) of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Stock Performance Graph

The graph below shows a comparison of the annual percentage change in the cumulative total stockholder return for Brocade common stock, with the cumulative total stockholder returns for (i) the NASDAQ Composite Index, (ii) the NASDAQ Computer Index, (iii) the NASDAQ Telecommunications Index and (iv) the SIC Code 3577 Index, for the period commencing on October 30, 2004 and ending on October 31, 2009, assuming the investment of $100.00 on October 30, 2004. Brocade has begun to use the NASDAQ Telecommunications Index for the comparison provided in the graph below because of Brocade’s current business and its role in the Ethernet and storage networking industries following its acquisition of Foundry. The NASDAQ Computer Index and the SIC Code 3577 Index will no longer be included in the graph after this year. The stockholder returns over the indicated period below are weighted based on market capitalization at the beginning of each measurement point and are not indicative of, or intended to forecast, future performance of Brocade’s common stock. Data for the NASDAQ Composite Index, the NASDAQ Computer Index, the NASDAQ Telecommunications Index and the SIC Code 3577 Index assume reinvestment of dividends. Brocade has never declared or paid dividends on its common stock and has no present plans to do so.

	Cumulative Total Returns
	October 30, 2004	October 29, 2005	October 28, 2006	October 27, 2007	October 25, 2008	October 31, 2009
Brocade Communications Systems, Inc.	100.00	53.02	124.15	133.28	45.51	126.66
NASDAQ Composite	100.00	107.75	122.18	146.93	86.70	104.97
NASDAQ Computer	100.00	108.62	120.92	156.80	88.34	120.91
NASDAQ Telecommunications	100.00	99.68	116.87	158.68	84.28	105.52
SIC Code 3577 (Computer Peripherals)	100.00	100.19	134.07	215.52	110.41	180.55

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Annual Report on Form 10-K. The information set forth below is not necessarily indicative of Brocade’s future financial condition or results of operations.

	Fiscal Year Ended
	October 31, 2009 (1)	October 25, 2008 (2)	October 27, 2007 (3)	October 28, 2006	October 29, 2005
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$1,952,926	$1,466,937	$1,236,863	$750,592	$574,120
Cost of revenues	919,426	606,565	575,451	305,184	251,161

Gross margin	1,033,500	860,372	661,412	445,408	322,959

Operating expenses:
Research and development	354,809	255,571	213,311	164,843	132,448
Sales and marketing	385,155	274,311	211,168	139,434	101,202
General and administrative	84,962	58,172	46,980	31,089	25,189
Legal fees associated with indemnification obligations, SEC investigation and other related costs, net	23,941	48,673	46,257	13,654	14,027
Provision for class action lawsuit	—	160,000	—	—	—
Provision for SEC settlement	—	—	—	7,000	—
Amortization of intangible assets	68,718	31,484	24,719	2,294	—
Acquisition and integration costs	5,127	682	19,354	9,646	—
Restructuring costs and facilities lease loss benefit, net	2,329	2,731	—	3,775	(670)
In-process research and development	26,900	—	—	—	7,784
Goodwill and acquisition-related intangible assets impairment	53,306	—	—	—	—

Total operating expenses	1,005,247	831,624	561,789	371,735	279,980

Income from operations	28,253	28,748	99,623	73,673	42,979
Interest and other income (loss), net	(2,382)	26,867	38,501	29,098	22,656
Interest expense	(91,281)	(10,068)	(6,414)	(7,082)	(7,693)
Gain on repurchases of convertible subordinated debt	—	—	—	—	2,318
Gain (loss) on sale of investments, net	(602)	(6,874)	13,205	2,663	(5,062)
Loss on impairment of portfolio investments	—	(8,751)	—	—	—

Income (loss) before provision for (benefit from) income taxes	(66,012)	29,922	144,915	98,352	55,198
Income tax provision (benefit)	10,573	(137,148)	68,043	30,723	12,077

Net income (loss)	$(76,585)	$167,070	$76,872	$67,629	$43,121

Net income (loss) per share—basic	$(0.19)	$0.45	$0.21	$0.25	$0.16

Net income (loss) per share—diluted	$(0.19)	$0.43	$0.21	$0.25	$0.16

Shares used in per share calculation—basic	398,948	375,303	362,070	269,602	268,176

Shares used in per share calculation—diluted	398,948	394,703	377,558	274,142	270,260

Consolidated Balance Sheet Data:
Cash, cash equivalents, investments, and marketable equity securities	$338,871	$820,125	$793,330	$582,554	$764,402
Working capital	27,598	239,700	502,499	428,233	317,819
Total assets	3,660,703	3,298,648	1,930,100	900,718	981,730
Non-current liabilities associated with facilities lease losses	10,150	15,007	25,742	11,105	12,481
Term loan, current and long-term portion	898,936	1,055,005	—	—	—
Convertible subordinated debt	171,822	169,660	167,498	—	278,883
Total stockholders’ equity	1,764,797	1,282,240	1,266,658	616,230	508,847

(1)	The fiscal year ended October 31, 2009 includes the impact of the acquisition of Foundry, which was completed in the first fiscal quarter (see Note 3, “Acquisitions,” of the Notes to Consolidated Financial Statements), and the one-time $26.9 million in-process research and development charge in connection with this acquisition. The fiscal year ended October 31, 2009 also includes the impact of the impairment of the Files reporting unit (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements).
(2)	The fiscal year ended October 25, 2008 includes the impact of the release of the valuation allowance of deferred tax assets which resulted in a tax benefit of $174.4 million during the year ended October 25, 2008 (see Note 14, “Income Taxes,” of the Notes to Consolidated Financial Statements). The fiscal year ended October 25, 2008 also includes the provision for a class action lawsuit of $160.0 million relating to a preliminary settlement reached between Brocade and the lead plaintiffs for the federal securities class action on May 30, 2008.
(3)	The fiscal year ended October 27, 2007 includes the impact of the acquisition of McDATA, which was completed in the second fiscal quarter (see Note 3, “Acquisitions,” of the Notes to Consolidated Financial Statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Overview

Our goal is to be a leading provider of end-to-end networking solutions and services to Global 1000, enterprise and service provider customers.

In the first fiscal quarter of 2009, we completed our acquisition of Foundry. As a result of this acquisition in the first fiscal quarter of 2009, we reorganized into four operating segments: Data Storage, IP Layer 2-3, IP Layer 4-7/Application Delivery Products (“IP Layer 4-7/ADP”), and Global Services. The objective of this new organization is to enable us to more effectively focus on growth opportunities, while being well-positioned to more rapidly scale and accommodate new business opportunities, including potential future acquisitions.

Our primary focus for this year has been on the following markets:

•

Enterprise Data Center Solutions, which is served by our Data Storage operating segment, where we offer directors, switches, top-of-rack switches, end-of-row and backbones, file management solutions, application delivery, HBAs, converged network products and server virtualization solutions;

•

Enterprise LAN Campus, which is served by our IP Layer 2-3 operating segment, where we offer modular and stackable 1 GbE and 10GbE solutions, Enhanced Power Over Ethernet plus, as well as security and wireless solutions; and

•	Service Providers, which is served by our IP Layer 2-3 and IP Layer 4-7/ADP operating segments, where we offer metro Edge, high-availability aggregation and Ethernet Backbone solutions.

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

Two of our operating segments are individually reportable segments: Data Storage and Global Services; and two, IP Layer 2-3 and IP Layer 4-7/ADP, are combined into one reportable segment: Ethernet Products (see Note 15, “Segment Information,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K).

Our results of operations for the years ended October 31, 2009, October 25, 2008 and October 27, 2007 are reported in this discussion and analysis as a percentage of total net revenues, except for cost of revenues and gross margin (loss) with respect to each segment, which are indicated as a percentage of the respective segment net revenues. Prior period segment results have been conformed to the new measurements of segment financial reporting implemented in the first quarter of fiscal year 2009.

Revenues. Our data networking solutions enable network convergence and end-to-end networking from the edge to the core of our customers’ networking infrastructures. Our revenues are derived primarily from sales of our Data Storage family of SAN products, sales of our Ethernet products, and our service and support offerings related to those products.

Our total net revenues are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended				Increase/ (Decrease)	% Change
	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues
Data Storage	$1,191,077	61.0%	$1,224,156	83.5%	$(33,079)	(2.7)%
Ethernet Products	424,434	21.7%	6,581	0.4%	417,853	6,349.4%
Global Services	337,415	17.3%	236,200	16.1%	101,215	42.9%

Total net revenues	$1,952,926	100.0%	$1,466,937	100.0%	$485,989	33.1%

The increase in total net revenues for the year ended October 31, 2009 compared with fiscal year 2008 reflects growth in sales of Ethernet Products and Global Services offerings.

•

Data Storage product revenues for the period were slightly down and reflect a 3.3% decrease in the number of ports shipped from our director and switch products and a decrease in average selling price per port of 10.4%, offset by a mix shift from 4 Gb director and switch products to 8 Gb director products, which carry a higher price per port. The Company believes the decline in revenues was related to the macroeconomic environment during fiscal year 2009;

•	The increase in revenues from Ethernet Products was due to sales of network switching and router products as a result of our acquisition of Foundry in December 2008; and

•

The increase in Global Services revenues was a result of the acquisition of Foundry in December 2008 and the inclusion of SBS, which was acquired in March 2008, for the full fiscal year 2009, as well as the continued expansion of our installed base.

	Fiscal Year Ended				Increase/ (Decrease)	% Change
	October 25, 2008	% of Net Revenue	October 27, 2007	% of Net Revenue
Data Storage	$1,224,156	83.5%	$1,063,776	86.0%	$160,380	15.1%
Ethernet Products	6,581	0.4%	12,753	1.0%	(6,172)	(48.4)%
Global Services	236,200	16.1%	160,334	13.0%	75,866	47.3%

Total net revenues	$1,466,937	100.0%	$1,236,863	100.0%	$230,074	18.6%

The increase in total net revenues for the year ended October 25, 2008 compared with fiscal year 2007 reflects growth in sales of Data Storage products and Global Services offerings.

•

Data Storage product revenues for the period reflect a 13.8% increase in the number of ports shipped due to our acquisition of McDATA in January 2007, additional market demand and market share growth, mix shift from lower port density switch products to higher port density director products, and our continued growth in the embedded switch market, partially offset by a 3.2% decrease in average selling price per port;

•	The decrease in revenues from Ethernet Products was due to a decrease in the volume of our former Files business; and

•

The increase in Global Services revenues was a result of the acquisition of SBS in March 2008 and the inclusion of McDATA, which was acquired in January 2007, for the full fiscal year 2008, as well as the continued expansion of our installed base.

For both the years ended October 31, 2009 and October 25, 2008, the declines in average selling prices were the result of a continuing competitive pricing environment, offset by a mix shift to higher port density and price per port products. For the year ended October 31, 2009, we believe that the IT spending environment remained cautious due to the uncertain macroeconomic environment and therefore, our business was affected by a decrease in overall market demand, partially offset by an increase in our market share in the Enterprise Data Center Solutions market. The increase in the number of Ethernet Products ports shipped primarily reflects the Foundry acquisition.

Going forward, we expect the number of ports shipped to fluctuate depending on the demand for our existing and recently introduced Ethernet Products and Data Storage products, as well as the timing of product transitions by our OEM customers. We currently expect that average selling prices per port will likely decline at rates consistent with historical rates of low- to mid-single digits per quarter, however, there are risks that pricing pressure could accelerate due to macroeconomic issues, new product introductions by us or our competitors, or other factors. Historically, our first and fourth fiscal quarters are seasonally stronger quarters from a revenue perspective than our second and third fiscal quarters.

Our total net revenues by geographical area are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended				Increase/ (Decrease)	% Change
	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues
Domestic	$1,268,551	65.0%	$931,280	63.5%	$337,271	36.2%
International	684,375	35.0%	535,657	36.5%	148,718	27.8%

Total net revenues	$1,952,926	100.0%	$1,466,937	100.0%	$485,989	33.1%

	Fiscal Year Ended				Increase/ (Decrease)	% Change
	October 25, 2008	% of Net Revenue	October 27, 2007	% of Net Revenue
Domestic	$931,280	63.5%	$753,398	60.9%	$177,882	23.6%
International	535,657	36.5%	483,465	39.1%	52,192	10.8%

Total net revenues	$1,466,937	100.0%	$1,236,863	100.0%	$230,074	18.6%

From fiscal year 2004 to fiscal year 2009, domestic revenues have accounted for between 56% and 69% of total net revenues. International revenues primarily consist of sales to customers in Western Europe, the greater Asia Pacific region and Japan. International revenues decreased as a percentage of total net revenues for the year ended October 31, 2009 compared with fiscal year 2008 primarily as a result of the higher concentration of revenue in North America associated with the Foundry acquisition. International revenues decreased as a percentage of total net revenues for the year ended October 25, 2008 compared with fiscal year 2007 primarily as a result of overall stronger end-user demand in the North America region. Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM customers, but we believe that international revenues comprise a larger percentage of our total net revenues than the attributed revenues may indicate.

A significant portion of our revenue is concentrated among a relatively small number of OEM customers. For the years ended October 31, 2009, October 25, 2008 and October 27, 2007, the same three customers each represented 10% or more of our total net revenues for a combined total of 48% (EMC with 18%, HP with 13% and IBM with 17%), 65% (EMC with 25%, HP with 18% and IBM with 22%) and 68% (EMC with 24%, HP with 22% and IBM with 22%), respectively, of our total net revenues. The decrease in the percentage in fiscal year 2009 reflects the acquisition of Foundry and its dispersion of revenue among a non-OEM customer base. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM customers and, as a result of the Foundry acquisition, to the U.S. government or individual agencies within the U.S. government. Therefore, the loss of, or a decrease in the level of sales to, or a change in the ordering pattern of any one of these customers could seriously harm our financial condition and results of operations.

A majority of our accounts receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of October 31, 2009, two customers accounted for 16% and 11%, respectively, of total accounts receivable. As of October 25, 2008, three customers accounted for 30%, 17% and 14%, respectively, of total accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable balances. We have established reserves for credit losses, sales allowances, and other allowances. While we have not experienced material credit losses in any of the periods presented, there can be no assurance that we will not experience material credit losses in the future.

Gross margin (loss). Gross margin (loss) as stated below is indicated as a percentage of the respective segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues. Gross margin (loss) is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended				Increase/ (Decrease)	% Points Change
	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues
Data Storage	$723,581	60.8%	$775,111	63.3%	$(51,530)	(2.5)%
Ethernet Products	152,576	35.9%	(4,224)	(64.2)%	156,800	100.1%
Global Services	157,343	46.6%	89,485	37.9%	67,858	8.7%

Total net revenues	$1,033,500	52.9%	$860,372	58.7%	$173,128	(5.7)%

For the year ended October 31, 2009 compared with fiscal year 2008, total gross margin increased in absolute dollars, but total gross margin percentage decreased primarily due to increased mix of Ethernet Products revenue, which carries a lower overall gross margin, purchase accounting adjustments associated with the Foundry acquisition, increased stock-based compensation and increased amortization of intangible assets acquired under the Foundry acquisition.

In addition, gross margin percentage by reportable segment increased or decreased for the year ended October 31, 2009 compared with fiscal year 2008 primarily due to the following factors:

•

Data Storage product costs relative to net revenues slightly increased primarily due to a 3.4% increase in manufacturing costs and a 0.4% increase in stock-based compensation, both of which are due to headcount growth, partially offset by a 0.8% decrease in product costs and a 0.5% decrease in amortization of intangible assets related to the McDATA acquisition;

•

Ethernet Products costs relative to net revenues decreased primarily due to an increase in revenue as a result of the Foundry acquisition, offset by an increase in product costs, amortization of intangible assets and stock-based compensation. The gross loss in Ethernet Products for the year ended October 25, 2008 reflects the former Files operating segment, which has been included within the Ethernet Products reportable segment for the year ended October 31, 2009; and

•

Global Services operating costs relative to net revenues decreased primarily due to a 11.2% decrease in service and support spending relative to net revenues as a result of additional revenue generated from the Foundry and SBS acquisitions, partially offset by a 1.6% increase in stock-based compensation and a 0.8% increase in amortization of intangible assets as a result of the SBS acquisition.

	Fiscal Year Ended				Increase/ (Decrease)	% Points Change
	October 25, 2008	% of Net Revenue	October 27, 2007	% of Net Revenue
Data Storage	$775,111	63.3%	$598,182	56.2%	$176,929	7.1%
Ethernet Products	(4,224)	(64.2)%	7,370	57.8%	(11,594)	(122.0)%
Global Services	89,485	37.9%	55,860	34.8%	33,625	3.1%

Total gross margin	$860,372	58.7%	$661,412	53.5%	$198,960	5.2%

For the year ended October 25, 2008 compared with fiscal year 2007, total gross margin percentage increased primarily due to increased mix of Data Storage revenue, which carries a higher overall gross margin.

In addition, gross margin percentage by reportable segment increased or decreased for the year ended October 25, 2008 compared with fiscal year 2007 primarily due to the following factors:

•

Data Storage product costs relative to net revenues decreased primarily due to a 4.4% decrease in product costs due to a mix shift from legacy McDATA switch and director products in fiscal year 2007 toward higher margin Brocade switch and director products in fiscal year 2008 and a 2.5% decrease in manufacturing costs;

•

Ethernet Products costs relative to net revenues increased primarily due to a 131.0% increase in manufacturing costs primarily due to payroll expenses related to increased headcount in fiscal year 2008, partially offset by a 5.3% decrease in product costs and a 3.9% decrease in amortization of intangible assets; and

•

Global Services operating costs relative to net revenues decreased primarily due to a decrease in service and support spending relative to net revenues as a result of additional revenue generated from the McDATA and SBS acquisitions, partially offset by increases in headcount and travel expenses as a result of those acquisitions.

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

R&D expenses are summarized as follows (in thousands, except percentages):

	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$354,809	18.2%	$255,571	17.4%	$99,238	38.8%

	October 25, 2008	% of Net Revenues	October 27, 2007	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$255,571	17.4%	$213,311	17.2%	$42,260	19.8%

The increase in R&D expenses for the year ended October 31, 2009 compared with fiscal year 2008 was primarily due to an increase of $56.7 million in salaries and wages, $5.2 million in nonrecurring engineering expenses, $7.8 million in expenses related to IT, facilities and other shared functions, $4.5 million in depreciation and $30.0 million in stock-based compensation, partially offset by a decrease of $7.4 million in outside services. The increase in salaries and wages, nonrecurring engineering expenses, expenses related to IT, facilities and other shared functions, depreciation and stock-based compensation was primarily the result of headcount growth from the Foundry acquisition. In addition, salaries and wages and stock-based compensation were higher for the year ended October 31, 2009 compared with fiscal year 2008 due to the extra week during the second quarter of our fiscal year 2009, partially offset by an average of nine days of unpaid time resulting from the implementation of a Company-wide unpaid time off program during fiscal year 2009.

The increase in R&D expenses for the year ended October 25, 2008 compared with fiscal year 2007 was primarily due to an increase of $24.2 million in salaries and wages, $3.3 million in outside services related to product development including our introduction of our 8 Gb switch family, $2.5 million in prototypes and nonrecurring engineering expenses, $13.4 million in expenses related to IT, facilities and other shared functions, partially offset by a decrease of $5.7 million in acquisition and engineering-related bonuses. The increase in salaries and wages was primarily the result of organic headcount growth as well as from the McDATA acquisition.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and customer service functions, costs associated with promotional and marketing programs, travel expenses, and related IT and facilities expenses.

Sales and marketing expenses are summarized as follows (in thousands, except percentages):

	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$385,155	19.7%	$274,311	18.7%	$110,844	40.4%

	October 25, 2008	% of Net Revenues	October 27, 2007	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$274,311	18.7%	$211,168	17.1%	$63,143	29.9%

The increase in sales and marketing expenses for the year ended October 31, 2009 compared with fiscal year 2008 was primarily due to an increase of $63.5 million in salaries and wages, $7.2 million in expenses related to IT, facilities and other shared functions, and $38.2 million in stock-based compensation, offset by a decrease of $8.6 million in advertising and branding expense. The increase in salaries and wages, expenses related to IT, facilities and other shared functions, and stock-based compensation was primarily the result of headcount growth from the Foundry acquisition. In addition, salaries and wages and stock-based compensation were higher for the year ended October 31, 2009 compared with fiscal year 2008 due to the extra week during the second quarter of our fiscal year 2009, partially offset by an average of nine days of unpaid time resulting from the implementation of a Company-wide unpaid time off program during fiscal year 2009.

The increase in sales and marketing expenses for the year ended October 25, 2008 compared with fiscal year 2007 was primarily due to an increase of $14.8 million in salaries and wages, $6.2 million in sales conference, $6.9 million in advertising expense related to the 8 Gb product launch, $13.6 million in sales commissions, and $8.0 million in expenses related to IT, facilities and other shared functions. The increase in salaries and wages was primarily the result of organic headcount growth as well as from the McDATA acquisition.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, other corporate expenses, and related IT and facilities expenses.

G&A expenses are summarized as follows (in thousands, except percentages):

	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$84,962	4.4%	$58,172	4.0%	$26,790	46.1%

	October 25, 2008	% of Net Revenues	October 27, 2007	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$58,172	4.0%	$46,980	3.8%	$11,192	23.8%

The increase in G&A expenses for the year ended October 31, 2009 compared with fiscal year 2008 was primarily due to an increase of $6.2 million in salaries and wages, $13.4 million in stock-based compensation and $2.5 million in outside services. The increase in salaries and wages and stock-based compensation was primarily the result of headcount growth from the Foundry acquisition. In addition, salaries and wages and stock-based compensation were higher for the year ended October 31, 2009 compared with fiscal year 2008 due to the extra week during the second quarter of our fiscal year 2009, partially offset by an average of nine days of unpaid time resulting from the implementation of a Company-wide unpaid time off program during fiscal year 2009. The increase in outside services was primarily due to our enterprise reporting system integration as a result of the Foundry acquisition.

The increase in G&A expenses for the year ended October 25, 2008 compared with fiscal year 2007 was primarily due to an increase of $4.1 million in salaries and wages, $2.7 million in outside services, $4.3 million increase in stock-based compensation, and $1.2 million in depreciation and amortization. The increase in salaries and wages, outside services and stock-based compensation was primarily the result of headcount growth from the McDATA and SBS acquisitions.

Legal fees associated with indemnification obligations and other related costs, net. These expenses consist of legal fees for various matters, including applicable indemnification obligations, defense of the Company in legal proceedings, and actions to pursue claims by the Special Litigation Committee of the Board of Directors. Pursuant to the Company’s charter documents and indemnification agreements, we have certain indemnification obligations to our directors, officers and employees, as well as certain former directors, officers and employees. As a result of such obligations and claims filed by the Special Litigation Committee of the Board of Directors, we incurred expenses related to amounts paid to certain former directors, officers and employees of the Company who have been and/or are subject to ongoing SEC, civil actions and/or criminal proceedings in connection with Brocade’s historical stock option granting practices. We expect such expenses to decrease during fiscal year 2010 from historical trends.

Legal fees associated with indemnification obligations and other related costs, net, are summarized as follows (in thousands, except percentages):

	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$23,941	1.2%	$48,673	3.3%	$(24,732)	(50.8)%

	October 25, 2008	% of Net Revenues	October 27, 2007	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$48,673	3.3%	$46,257	3.7%	$2,416	5.2%

Legal fees decreased for the year ended October 31, 2009 compared with fiscal year 2008 primarily due to resolution of multiple legal proceedings related to the Special Litigation Committee’s litigation and certain settlements received in connection with that litigation, as well as a decrease in legal expenses in connection with the litigation filed on behalf of the Company by the Special Litigation Committee of the Board of Directors.

Legal fees increased for the year ended October 25, 2008 compared with fiscal year 2007 primarily due to an increase in legal expenses in connection with the litigation filed on behalf of the Company by the Special Litigation Committee of the Board of Directors, partially offset by a one-time contribution of $9.5 million from an outside legal advisor to Brocade in connection with an agreement reached with Brocade’s Special Litigation Committee of the Board of Directors.

Provision for class action lawsuit. This expense is in connection with the resolution of our class action lawsuit. Provision for class action lawsuit is summarized as follows (in thousands, except percentages):

	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$—	—%	$160,000	10.9%	$(160,000)	(100.0)%

	October 25, 2008	% of Net Revenues	October 27, 2007	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$160,000	10.9%	$—	—%	$160,000	100.0%

The $160.0 million in provision for class action lawsuit during the year ended October 25, 2008 was based on the preliminary settlement reached on May 30, 2008 between Brocade and the lead plaintiffs for the federal securities class action. In December 2008, we deposited $160.0 million into an escrow account on behalf of the plaintiff class to be released upon final approval of the proposed settlement by the Federal District Court. On January 26, 2009, the Federal District Court granted final approval of the settlement and the amount was released from escrow.

Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$68,718	3.5%	$31,484	2.1%	$37,234	118.3%

	October 25, 2008	% of Net Revenues	October 27, 2007	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$31,484	2.1%	$24,719	2.0%	$6,765	27.4%

During the year ended October 31, 2009, we recorded amortization of intangible assets related to the acquisitions of McDATA, Silverback, SBS and Foundry. The increase in amortization of intangible assets for the year ended October 31, 2009 compared with fiscal year 2008 was primarily due to the acquisition of Foundry in December 2008 and the acquisition of SBS in March 2008.

During the year ended October 25, 2008, we recorded amortization of intangible assets related to the acquisitions of McDATA, Silverback, NuView, Inc. and SBS. The increase in amortization of intangible assets for the year ended October 25, 2008 compared with fiscal year 2007 was primarily due to the acquisition of McDATA in January 2007.

Intangible assets are recorded based on estimates of fair value at the time of the acquisition and identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K).

Acquisition and integration costs. Acquisition and integration costs are summarized as follows (in thousands, except percentages):

	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$5,127	0.3%	$682	—%	$4,445	651.8%

	October 25, 2008	% of Net Revenues	October 27, 2007	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$682	—%	$19,354	1.6%	$(18,672)	(96.5)%

For the year ended October 31, 2009, we recorded acquisition and integration costs primarily for consulting services and other professional fees in connection with our integration of Foundry.

For the year ended October 25, 2008, we recorded acquisition and integration costs primarily for consulting services and other professional fees in connection with our then pending acquisition of Foundry. For the year ended October 27, 2007, we recorded acquisition and integration costs primarily for consulting services, other professional fees and bonuses paid to transitional employees in connection with our acquisition of McDATA.

Restructuring costs and facilities lease loss benefit, net. Restructuring costs and facilities lease loss benefit, net, are summarized as follows (in thousands, except percentages):

	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$2,329	0.1%	$2,731	0.2%	$(402)	(14.7)%

	October 25, 2008	% of Net Revenues	October 27, 2007	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$2,731	0.2%	$—	—%	$2,731	100.0%

Restructuring costs and facilities lease loss benefit, net, for the year ended October 31, 2009 was primarily due to $2.7 million in restructuring costs primarily related to severance payments in connection with the decision to no longer offer our suite of Files products, partially offset by a benefit of $0.3 million related to estimated facilities lease losses, net of expected sublease income, recorded during the year ended October 31, 2009. This benefit represented a change in estimate. We revised certain estimates and assumptions, including those related to estimated sublease rates, estimated time to sublease the facilities, expected future operating costs, and expected future use of the facilities.

Restructuring costs and facilities lease loss benefit, net, increased for the year ended October 25, 2008 compared with fiscal year 2007. This increase was primarily due to the restructuring of our Files business in the fourth fiscal quarter of 2008 to better align the cost structure with revenue performance, which resulted in $3.3 million in restructuring costs. The increase in restructuring costs was partially offset by a benefit of $0.6 million related to estimated facilities lease losses, net of expected sublease income. This benefit represented a change in estimate associated with the reoccupation of expected sublease space by us.

In-process research and development. We did not record any in-process research and development (“IPR&D”) charge for the years ended October 25, 2008 and October 27, 2007. IPR&D for the year ended October 31, 2009 and October 25, 2008 is summarized as follows (in thousands, except percentages):

	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$26,900	1.4%	$—	—%	$26,900	100.0%

On December 18, 2008, we completed our acquisition of Foundry. In connection with this acquisition, we recorded a $26.9 million IPR&D charge (see Note 3, “Acquisitions,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K).

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

Goodwill and acquisition-related intangible assets impairment. We did not record any goodwill and acquisition-related intangible assets impairment for the years ended October 25, 2008 and October 27, 2007. Goodwill and acquisition-related intangible assets impairment for the year ended October 31, 2009 is summarized as follows (in thousands, except percentages):

	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$53,306	2.7%	$—	—%	$53,306	100.0%

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

Prior to fiscal year 2009, we used the income approach, which utilizes the discounted expected future cash flows (“DCF”) method, and the market approach for estimating the fair values of reporting units. As our market capitalization temporarily declined during fiscal year 2009 and as the technology sector volatility increased, we focused on methods that were more representative of a market participant’s view of fair value given the current market conditions. As a result, in fiscal year 2009, we relied primarily on the DCF method, using management projections for each reporting unit and risk-adjusted discount rates. The DCF method used at each period-end utilized discount rates that we believe adequately reflect the risk and uncertainty in the technology markets generally and specifically in our internally developed earnings projections.

During the second quarter of fiscal year 2009, we made a decision to no longer offer our suite of Files products. After the acquisition of Foundry, Files was combined with IP Layer 4-7/ADP to create the IP Layer 4-7/ADP operating segment. The integration of Files into the IP Layer 4-7/ADP operating segment was at a preliminary stage when the decision was made to cease development of the Files business. Accordingly, we assessed the potential impairment of the goodwill and long-lived assets relating to the Files business on a standalone basis.

As a result of the goodwill impairment analysis, we determined that all of the goodwill and acquisition-related intangible assets associated with the Files business were impaired. During the three months ended May 2, 2009, we recorded a $53.3 million impairment charge, which is comprised of a non-cash goodwill impairment charge of $45.8 million and a non-cash acquisition-related intangible assets impairment charge of $7.5 million (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K).

Interest and other income (loss), net. Interest and other income (loss), net, are summarized as follows (in thousands, except percentages):

	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$(2,382)	(0.1)%	$26,867	1.8%	$(29,249)	(108.9)%

	October 25, 2008	% of Net Revenues	October 27, 2007	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$26,867	1.8%	$38,501	3.1%	$(11,634)	(30.2)%

For the year ended October 31, 2009 compared with the corresponding periods in fiscal year 2008, the decrease in interest and other income, net, was primarily related to a decrease in investment balances due to the Foundry acquisition, as well as a $4.4 million increase in acquisition-related financing charges.

For the year ended October 25, 2008 as compared to the year ended October 27, 2007, the decrease in interest and other income, net, was primarily related to decreased average rates of return due to investment mix, a decrease in interest rates and an increase of $4.7 million in acquisition-related financing charges in fiscal year 2008.

Interest expense. Interest expense primarily represents the interest cost associated with our term loan and convertible subordinated debt (see Note 9, “Borrowings,” of the Notes to Consolidated Financial Statements). Interest expense is summarized as follows (in thousands, except percentages):

	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$(91,281)	(4.7)%	$(10,068)	(0.7)%	$81,213	806.6%

	October 25, 2008	% of Net Revenues	October 27, 2007	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$(10,068)	(0.7)%	$(6,414)	(0.5)%	$3,654	57.0%

Interest expense increased for the year ended October 31, 2009 compared with fiscal year 2008 primarily as a result of $92.3 million in interest expense incurred on the term loan and the revolving credit facility which were obtained to finance the Foundry acquisition, partially offset by $9.1 million in capitalization of interest cost in connection with the development of our campus during the year ended October 31, 2009.

Interest expense increased for the year ended October 25, 2008 compared with fiscal year 2007 primarily as a result of $5.0 million in interest expense on the term loan which was obtained to finance a portion of the then pending Foundry acquisition, partially offset by $1.4 million in capitalization of interest cost in connection with the development of our campus during the year ended October 25, 2008.

We obtained the term loan during the fourth fiscal quarter of 2008. As of October 31, 2009 and October 25, 2008, the carrying value of the outstanding balance of our term loan was $898.9 million and $1,055.0 million, respectively. As of October 31, 2009 and October 25, 2008, the carrying value of the outstanding balance of our convertible subordinated debt assumed from the McDATA acquisition was $171.8 million and $169.7 million, respectively.

Gain (loss) on sale of investments, net. Gain (loss) on sale of investments, net, is summarized as follows (in thousands, except percentages):

	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$(602)	(0.0)%	$(6,874)	(0.5)%	$(6,272)	(91.2)%

	October 25, 2008	% of Net Revenues	October 27, 2007	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$(6,874)	(0.5)%	$13,205	1.1%	$20,079	152.1%

Loss on sale of investments, net, decreased for the year ended October 31, 2009 compared with fiscal year 2008. The $0.6 million in loss on sale of investments for the year ended October 31, 2009 was due to a loss of $0.6 million on the disposition of portfolio investments at amounts below the carrying value.

We had $6.9 million in loss on sale of investments for the year ended October 25, 2008 as compared to the $13.2 million in gain on sale of investments for the year ended October 27, 2007. The $6.9 million in loss on sale of investments for the year ended October 25, 2008 was due to a loss of $6.0 million on the sale of our equity investment in a publicly traded company and a loss of $0.9 million on the disposition of portfolio investments at amounts below the carrying value. The $13.2 million in gain on sale of investments for the year ended October 27, 2007 was due to the disposition of marketable strategic investments at amounts above the carrying value.

Loss on impairment of portfolio investments. Loss on impairment of portfolio investments is summarized as follows (in thousands, except percentages):

	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$—	—%	$(8,751)	(0.6)%	$(8,751)	(100.0)%

	October 25, 2008	% of Net Revenues	October 27, 2007	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$(8,751)	(0.6)%	$—	—%	$8,751	100.0%

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

Provision for (benefit from) income taxes. Provision for (benefit from) income taxes and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Fiscal Year Ended
	October 31, 2009	October 25, 2008	October 27, 2007
Provision for (benefit from) income taxes	$10,573	$(137,148)	$68,043
Effective tax rate	(16.0)%	(458.4)%	46.9%

Our effective tax rate increased for the year ended October 31, 2009 compared with fiscal year 2008 primarily due to the following (see Note 14, “Income Taxes,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K):

•	Release of the valuation allowance during the second fiscal quarter of 2008;

•	Foreign taxes;

•	An increase in R&D credits for the year ended October 31, 2009; and

•	A change in uncertain tax positions related to the ongoing IRS examination for the year ended October 31, 2009.

Based on the forecasted financials, we currently expect the effective tax rate for fiscal year 2010 to be higher than fiscal year 2009. However, factors such as the successful integration of Foundry’s international operations and associated structuring could affect the level of our foreign revenues and earnings. As estimates and judgments are used to project such international earnings, the impact to our tax provision could vary if the current planning or assumptions change. Given that the tax rate is driven by several different factors, it is not possible to estimate our future tax rate with a high degree of certainty.

Our effective tax rate decreased for the year ended October 25, 2008 compared with fiscal year 2007 primarily due to a one-time valuation allowance release in the second fiscal quarter of 2008.

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

We apply a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken on a tax return. Recognition of a tax position is determined when it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. The threshold and measurement attribute we apply for the accounting for uncertainty in income taxes recognized in the financial statements will continue to require significant judgment by management. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations.

The IRS and other tax authorities regularly examine our income tax returns. For additional discussion, see Note 14, “Income Taxes,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. We are currently undergoing an IRS audit for fiscal year 2003, which we expect to resolve during the next twelve months. As such, after we reach settlement with the IRS, we expect to record a corresponding adjustment to our unrecognized tax benefits. We believe such settlement should not have a material impact to the results of operations. We also believe that our reserves for unrecognized tax benefits are adequate for open tax years.

Stock-based compensation expense. Stock-based compensation expense is summarized as follows (in thousands, except percentages):

	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$137,219	7.0%	$39,036	2.7%	$98,183	251.5%

	October 25, 2008	% of Net Revenues	October 27, 2007	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$39,036	2.7%	$36,942	3.0%	$2,094	5.7%

The increase in stock-based compensation expense for the year ended October 31, 2009 compared with fiscal year 2008 was primarily due to increased headcount related to the acquisition of Foundry in December 2008, as well as the adoption of our 2009 Employee Stock Purchase Plan for which compensation expense is recognized using the graded vesting method over the twenty-four month offering period.

Stock-based compensation expense for the year ended October 25, 2008 was relatively flat compared with fiscal year 2007.

Stock-based compensation expense was included in the following line items on our Consolidated Statements of Operations as follows (in thousands):

	Fiscal Year Ended October 31, 2009	Fiscal Year Ended October 25, 2008	Fiscal Year Ended October 27, 2007
Cost of revenues	$25,654	$9,117	$11,565
Research and development	40,365	10,324	11,451
Sales and marketing	48,820	10,652	9,278
General and administrative	22,380	8,943	4,648

Total stock-based compensation	$137,219	$39,036	$36,942

Liquidity and Capital Resources

	October 31, 2009	October 25, 2008	Increase/ (Decrease)
	(in thousands)	(in thousands)
Cash and cash equivalents	$334,193	$453,884	$(119,691)
Short-term investments	4,678	152,741	(148,063)
Marketable equity securities	—	177,380	(177,380)
Long-term investments	—	36,120	(36,120)
Restricted cash	12,502	1,075,079	(1,062,577)

Total	$351,373	$1,895,204	$(1,543,831)

Percentage of total assets	10%	57%

We use cash generated by operations as our primary source of liquidity. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the rate at which products are shipped during the quarter, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax and other payments. For additional discussion, see “Part I—Item 1A. Risk Factors.”

Based on past performance and current expectations, we believe that internally generated cash flows are generally sufficient to support business operations, capital expenditures, contractual obligations, and other liquidity requirements associated with our operations for at least the next twelve months. We expect to repay our convertible subordinated debt due on February 15, 2010 through our existing cash balance as of October 31, 2009, as well as through cash from operations during the first fiscal quarter of 2010. Alternatively, we can repay our convertible subordinated debt by drawing on the revolving credit facility or through debt refinancing made available by various foreign and domestic financial institutions, although we cannot be certain whether such financing will be available on commercially reasonable or Company-favorable terms or that such financing will be available at all. In addition to access to capital markets, we could also monetize certain assets, including our real estate holdings, or slow down the development of our campus. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity and the availability of and our requirements for capital resources.

Financial Condition

Cash and cash equivalents, short-term investments, marketable equity securities, long-term investments and restricted cash as of October 31, 2009 decreased by $1,543.8 million over the balance as of October 25, 2008 primarily due to the use of cash to fund the Foundry acquisition. For the year ended October 31, 2009, we generated $115.5 million in cash from operating activities, which was higher than our net loss for the same period as a result of adjustments to net loss for non-cash items related to depreciation and amortization, stock-based compensation expense, asset impairment and IPR&D write-off, partially offset by the $160.0 million payment of the liability associated with the settlement of the class action lawsuit and an increase in accounts receivable. Accounts receivable days sales outstanding for the year ended October 31, 2009 was 57 days, compared with 39 days for the year ended October 25, 2008. The increase in accounts receivable days sales outstanding was due to the Foundry acquisition which reduced sales linearity.

Net cash used in investing activities for the year ended October 31, 2009 totaled $199.2 million and was primarily the result of $1,297.5 million in cash paid in connection with the Foundry acquisition and $162.8 million in purchases of property and equipment, offset by $1,075.1 million in restricted cash released to finance a portion of the Foundry acquisition and $186.2 million in proceeds resulting from maturities and sales of short-term investments and long-term investments.

Net cash used in financing activities for the year ended October 31, 2009 totaled $37.6 million and was primarily the result of payment of principal related to the term loan of $166.0 million and payment of senior underwriting fees related to the term loan of $30.5 million, offset by proceeds from the issuance of common stock from the employee stock purchase plan (“ESPP”) and stock option exercises of $145.7 million and proceeds from the revolving credit facility of $14.1 million.

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

Fiscal Year 2009 Compared to Fiscal Year 2008

Operating Activities. Net cash provided by operating activities decreased for the year ended October 31, 2009 compared with fiscal year 2008. The decrease was primarily due to net loss, the $160.0 million payment of the liability associated with the settlement of the class action lawsuit, decreased accounts receivable collections and increased payments with respect to accounts payable, accrued employee compensation and other accrued liabilities during the year ended October 31, 2009.

Investing Activities. Net cash used in investing activities decreased for the year ended October 31, 2009 compared with fiscal year 2008. The decrease was primarily due to a decrease in restricted cash which was released to finance a portion of the Foundry acquisition, as well as decreased purchases of investments and marketable equity securities as we continued to prioritize our use of cash for debt repayment. The decrease was partially offset by cash paid in connection with the Foundry acquisition and decreased proceeds from the maturities and sales of investments and marketable equity securities.

Financing Activities. Net cash provided by financing activities decreased for the year ended October 31, 2009 compared with fiscal year 2008. The decrease was primarily due to the proceeds received in fiscal year 2008 from the term loan and the payment of principal and senior underwriting fees in fiscal year 2009 related to the term loan, partially offset by decreased common stock repurchases and increased proceeds from the issuance of common stock from ESPP and stock option exercises, and proceeds from the revolving credit facility.

Fiscal Year 2008 Compared to Fiscal Year 2007

Operating Activities. Net cash provided by operating activities increased for the year ended October 25, 2008 compared with fiscal year 2007. The increase was primarily due to higher earnings in fiscal year 2008, an increase in the liability associated with the class action lawsuit and decreased payments with respect to accounts payable, accrued employee compensation and other accrued liabilities during the year ended October 25, 2008, partially offset by the release of the valuation allowance related to our deferred tax assets.

Investing Activities. Net cash used in investing activities increased for the year ended October 25, 2008 compared with fiscal year 2007. The increase was primarily due to an increase in restricted cash which was planned to be used to finance a portion of the then pending Foundry acquisition, increased purchases of property and equipment, an increase in cash paid in connection with acquisitions and decreased proceeds from the maturities of short-term investments, long-term investments and marketable equity securities, partially offset by decreased purchases of short-term investments, long-term investments and marketable equity securities.

Financing Activities. Net cash provided by financing activities increased for the year ended October 25, 2008 compared with fiscal year 2007. The increase was primarily due to proceeds from the term loan.

Liquidity

Manufacturing and Purchase Commitments. We have manufacturing arrangements with Foxconn, Sanmina, Flextronics, Celestica, Flash, Accton and Quanta under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations within the next twelve months, in accordance with our policy (see Note 10, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K).

Guarantee. On November 18, 2003, we purchased a previously leased building located near our San Jose headquarters and issued a $1.0 million guarantee as part of the purchase agreements.

Company Campus Contractual Obligations. On May 23, 2008, we purchased property located in San Jose, California, which consists of three unimproved building parcels that are entitled for approximately 562,000 square feet of space in three buildings. For additional discussion, see Note 10, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K).

Income Taxes. We accrue U.S. income taxes on the earnings of our foreign subsidiaries unless the earnings are considered indefinitely reinvested outside of the United States. We intend to reinvest current and accumulated earnings of our foreign subsidiaries for expansion of our business operations outside the United States for an indefinite period of time.

The IRS and other tax authorities regularly examine our income tax returns (see Note 14, “Income Taxes,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K). We believe we have adequate reserves for all open tax years.

Senior Secured Credit Facility. The majority of our outstanding debt is related to the financing of the Foundry acquisition, the costs and expenses related to the merger, and the ongoing working capital and other general corporate purposes of the combined organization after consummation of the merger (see Note 9, “Borrowings,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K). We have the following resources available to obtain short-term or long-term financing, if we need additional liquidity, as of October 31, 2009 (in thousands):

	Original Amount Available	October 31, 2009
		Used	Available
Revolving credit facility	$125,000	$14,050	$110,950

Total	$125,000	$14,050	$110,950

Contractual Obligations

The following table summarizes our contractual obligations, including interest expense, and commitments as of October 31, 2009 (in thousands):

	Total	Less than 1 Year		1 – 3 Years		3 – 5 Years		More than 5 Years
Contractual Obligations:
Term loan (1)	$1,133,124		$113,245		$404,191		$615,688		$—
Convertible subordinated debt (1)	174,441		174,441		—		—		—
Revolving credit facility (1)	14,053		14,053		—		—		—
Non-cancelable operating leases (2)	71,900		28,661		17,767		12,257		13,215
Purchase commitments, gross (3)	263,905		263,905		—		—		—
Company campus capital expenditures (4)	52,640		44,640		8,000		—		—

Total contractual obligations	$1,710,063		$638,945		$429,958		$627,945		$13,215

Other Commitments:
Standby letters of credit	$1,416	$	n/a	$	n/a	$	n/a	$	n/a

Guarantee	$1,015	$	n/a	$	n/a	$	n/a	$	n/a

Unrecognized tax benefits and related accrued interest (5)	$174,500	$	n/a	$	n/a	$	n/a	$	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.
(2)	Amount excludes contractual sublease income of $21.8 million, which consists of $4.6 million to be received in less than one year, $5.7 million to be received in one to three years, $5.4 million to be received in three to five years and $6.1 million to be received in more than five years.
(3)	Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers. Of this amount, we have accrued $17.0 million for estimated purchase commitments that we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.

(4)	Amount reflects $52.6 million in capital expenditures in connection with the development of the corporate campus. Including the costs incurred to date of $190.9 million, the total contractual obligation on the Company campus is approximately $243.6 million.
(5)	As of October 31, 2009, we had a liability for unrecognized tax benefits of $170.9 million and a net accrual for the payment of related interest and penalties of $3.6 million. We expect to resolve the fiscal year 2003 IRS audit during the next twelve months. As such, after we reach settlement with the IRS, we expect to record a corresponding adjustment to our unrecognized tax benefits. Due to availability of net operating losses, the IRS audit settlement is not expected to result in a significant tax payment. Other than the 2003 IRS audit, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcome.

Share Repurchase Program. As of November 29, 2007, our Board of Directors authorized a total of $800.0 million for the repurchase of our common stock. Purchases have been made, from time to time, in the open market or by privately negotiated transactions and have been funded from available working capital. The number of shares purchased and the timing of purchases have been based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. During the third fiscal quarter of 2008, we suspended our share repurchase program due to the then pending Foundry acquisition. We are prioritizing our use of cash for debt repayment following the close of the Foundry acquisition. As such, we made no share repurchases for the year ended October 31, 2009. For the year ended October 25, 2008, we repurchased 22.8 million shares for an aggregate purchase price of $168.3 million. Approximately $414.1 million remains authorized for future repurchases under this program as of October 31, 2009 and October 25, 2008.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of October 31, 2009, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including, but not limited to, those related to sales allowances and programs, bad debts, stock-based compensation, allocation of purchase price of acquisitions, excess inventory and purchase commitments, restructuring costs, facilities lease losses, impairment of goodwill and intangible assets, litigation, income taxes and investments. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our Consolidated Financial Statements. We believe the following critical accounting policies, among others, require significant estimates and judgments used in the preparation of our consolidated financial statements.

Revenue recognition and allowances for sales allowances, sales programs and doubtful accounts. We reduce revenue for estimated sales allowances at the time of shipment and sales programs at the later of revenue recognition or communication of the commitment for sales incentives. Sales allowances and sales programs are estimated based on historical sales levels, the timing and magnitude of historical sales returns, approved sales programs versus claims under such sales programs and a projection of this experience into the future. In addition, we maintain an allowance for doubtful accounts, which is also accounted for as a reduction in revenue, for estimated losses resulting from the inability of our customers to make required payments. We maintain bad debt reserves based upon the analysis of accounts receivable, historical collection patterns, customer concentrations, customer creditworthiness, current economic trends, changes in customer payment terms and practices, and customer communication. We record a specific reserve for individual accounts when we become aware of a customer’s likely inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, we would further adjust estimates of the recoverability of receivables. In addition, if actual sales returns, sales programs, and other allowances exceed our estimates, or if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and charges may be required.

Our multiple-element product offerings include networking hardware and software products and support services. We also sell certain software products and support services separately. For certain of our products, software is generally essential to the functionality of our hardware products. We allocate revenue to each element in a multiple-element arrangement based upon vendor-specific objective evidence (“VSOE”) of the fair value of the element, or if VSOE is not available for the delivered element, by application of the residual method. In the application of the residual method, we allocate revenue to the undelivered elements based on VSOE of fair value for those elements and allocate the residual revenue to the delivered elements. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each element. Changes in the inability to determine VSOE for an undelivered element in a multiple-element arrangement may affect the timing of revenue recognition. For sales of products that contain multiple elements and where software is incidental, we determine the separate units of accounting that exist within the arrangement. If more than one unit of accounting exists, the arrangement consideration is allocated to each unit of accounting using the residual fair value method. Revenue is recognized for each unit of accounting when all the revenue recognition criteria have been met for that unit of accounting.

Stock-based compensation. We grant stock options for shares in the Company’s common stock, restricted stock units and other types of equity compensation awards to our employees and directors under various equity compensation plans. For additional discussion, see Note 13, “Stock-Based Compensation,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award under a graded vesting method. In addition, we record stock-based compensation expense in connection with shares issued under our employee stock purchase plan using the graded vesting method over the twenty-four month offering period.

We use the Black-Scholes option pricing model to determine the fair value of stock options granted when the measurement date is certain. We also use the Black-Scholes option pricing model to determine the fair value of the option component of employee stock purchase plan shares. The determination of the fair value of stock-based awards using the option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, projected and actual employee stock option exercise behaviors, risk-free interest rates, estimated forfeitures and expected dividends.

We estimate the expected term of stock options granted by calculating the average term from our historical stock option exercise experience. We do not anticipate paying any cash dividends in the foreseeable future, and therefore we use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

The fair value of the restricted stock units to be granted under the Incentive Plan was estimated using a Monte Carlo simulation. For additional discussion, see Note 13, “Stock-Based Compensation,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K).

The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Acquisitions—Purchase Price Allocation. We allocate the purchase price of an acquired business to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. The excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets, if any, is recorded as goodwill. We engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets and any other significant assets or liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques. We adjust the preliminary purchase price allocation, as necessary, typically up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed. For additional discussion, see Note 3, “Acquisitions,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Inventory valuation and purchase commitment liabilities. We write down inventory and record purchase commitment liabilities for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon forecast of future product demand, product transition cycles and market conditions. Although we strive to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological development could have a significant impact on the value of our inventory and purchase commitments, and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs, purchase commitment liabilities and charges against earnings may be required. For additional discussion, see Note 10, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Restructuring costs and facilities lease losses. We monitor and regularly evaluate our organizational structure and associated operating expenses. Depending on events and circumstances, we may decide to take additional actions to reduce future operating costs as our business requirements evolve. In determining restructuring charges, we analyze our future operating requirements, including the required headcount by business functions and facility space requirements. Our restructuring costs and any resulting accruals involve significant estimates made by management using the best information available at the time the estimates are made, some of which may be provided by third parties. In recording severance accruals, we record a liability when all of the following conditions have been met: employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; the obligation relates to rights that vest or accumulate; payment of the compensation is probable; and the amount can be reasonably estimated. In recording facilities lease loss accruals, we make various assumptions, including the time period over which the facilities are expected to be vacant, expected sublease terms, expected sublease rates, expected future operating costs, and expected future use of the facilities. Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements with terms as favorable as those assumed when arriving at our estimates. We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring and facilities lease loss accruals, including the various assumptions noted above. If actual results differ significantly from our estimates, we may be required to adjust our restructuring and facilities lease loss accruals in the future. For additional discussion, see Note 5, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Impairment of goodwill and intangible assets. We evaluate goodwill for impairment on an annual basis during our second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s implied fair value. Events which might indicate impairment include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in relationships with significant customers, and/or a significant decline in our stock price for a sustained period. For additional discussion, see Note 4, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

We conduct a two-step goodwill impairment test at the reporting unit level, which we have determined to be at the operating unit level. For additional discussion, see Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. To determine the reporting unit’s fair values, the Company uses the income approach, the market approach, or a combination thereof. The income approach provides an estimate of fair value based on discounted expected future cash flows (“DCF”). Estimates and assumptions with respect to the determination of the fair value of the Company’s reporting units using the income approach include:

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

We perform an impairment test for long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Examples of such events or circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for our business, significant negative industry or economic trends, and/or a significant decline in our stock price for a sustained period. Impairment is recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on DCF analyses.

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

Litigation costs. We are subject to the possibility of legal actions arising in the ordinary course of business. We regularly monitor the status of pending legal actions to evaluate both the magnitude and likelihood of any potential loss. We accrue for these potential losses when it is probable that a liability has been incurred and the amount of loss, or possible range of loss, can be reasonably estimated. If actual results differ significantly from our estimates, we may be required to adjust our accruals in the future. In addition, recoveries are shown as a reduction in litigation costs in the period in which they are realized.

Accounting for income taxes. The determination of our tax provision is subject to estimates and judgments due to operations in multiple tax jurisdictions inside and outside the United States. Sales to our international customers are principally taxed at rates that are lower than the United States statutory rates. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the United States and in the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving and expect to receive from international sales. In addition, an increase in the percentage of our total revenue from international customers or in the mix of international revenue among particular tax jurisdictions could change our overall effective tax rate. Also, our current effective tax rate assumes that United States income taxes are not provided for undistributed earnings of certain non-United States subsidiaries. These earnings could become subject to United States federal and state income taxes and foreign withholding taxes, as applicable, should they be either deemed or actually remitted from our international subsidiaries to the United States. In addition, we evaluate the expected realization of our deferred tax assets and assess the need for a valuation allowance on a quarterly basis. We believe that sufficient positive evidence existed from historical operations and projections of U.S. taxable income in future years to conclude that it was more likely than not that we would realize our deferred tax assets.

Accounting for uncertain tax benefits. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We apply a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Recognition of a tax position is determined when it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. The threshold and measurement attribute requires significant judgment by management. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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

Interest Rate Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our debt, cash equivalents and short-term investment portfolios.

We are exposed to changes in interest rates as a result of our borrowings under our term loan. As of October 31, 2009, the weighted-average interest rate on the term loan was 7.0%, which represents the minimum interest rate under the credit agreement. The current market rates are such that a 1% increase in market rates would still result in a 7.0% interest rate on the term loan. However, based on outstanding indebtedness of $898.9 million under our term loan as of October 31, 2009, if market rates average 1% above the interest rate floor over the remaining term of the debt, which would result from an increase in market rates of approximately 2.8%, our interest expense would increase by approximately $28.4 million.

Based on outstanding indebtedness of $1.1 billion under our term loan as of October 25, 2008, if market rates average 1% higher over the remaining term of the debt, our interest expense would increase by approximately $43.2 million. Conversely, if market rates average 1% lower over the remaining term of the debt, our interest expense would decrease by approximately $43.2 million.

Our convertible subordinated debt is subject to a fixed interest rate and may be converted into common stock based on a fixed conversion ratio. As of October 31, 2009, the approximate aggregate fair value of the outstanding convertible subordinated debt was $172.1 million. We estimated the fair value of the outstanding convertible subordinated debt as of October 31, 2009 by using the high and low prices per $100 of the Company’s 2.25% Notes as of the last day of trading for the fourth quarter of fiscal year 2009, which were both $99.80. As of October 25, 2008, the approximate aggregate fair value of the outstanding convertible subordinated debt was between $155.5 million and $155.3 million. We estimated the fair value of the outstanding convertible subordinated debt by using the high and low prices per $100 of the Company’s 2.25% Notes as of the last day of trading for the fourth quarter of fiscal year 2008, which were $90.13 and $90.00, respectively.

Our cash, cash equivalents, and short-term investments are primarily maintained at five major financial institutions in the United States. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.

The Company did not have any material investments as of October 31, 2009 that are sensitive to changes in interest rates. The following table presents the hypothetical changes in fair values of our investments as of October 25, 2008 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value As of October 25,	Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	2008	50 BPS	100 BPS	150 BPS
Debt securities issued by U.S. government and its agencies and municipal obligations	$40,743	$40,670	$40,597	$40,526	$40,453	$40,381	$40,310
Corporate bonds and notes	$144,148	$143,734	$143,420	$143,389	$142,514	$142,113	$141,720

Total	$184,891	$184,404	$184,017	$183,915	$182,967	$182,494	$182,030

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

The following table (in thousands) presents our cash equivalents and short-term investments and their related weighted-average interest rates as of October 31, 2009. Carrying value approximates fair value.

	Amount	Weighted-Average Interest Rate
Cash and cash equivalents	$334,193	0.13%
Short-term investments	4,678	2.30%

Total	$338,871	0.16%

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for fiscal year 2009 were the Euro, the Japanese Yen, the British Pound and the Singapore Dollar. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. As such, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures. Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge.

As of October 31, 2009, we held $120.0 million in cash flow derivative instruments. The maximum length of time over which we are hedged as of October 31, 2009 is through November 5, 2010. As of October 25, 2008, we held $18.5 million in cash flow derivative instruments. The maximum length of time over which we were hedged as of October 25, 2008 was through May 4, 2009.

Equity Price Risk

We had no publicly traded equity securities as of October 31, 2009 as compared to the estimated fair value of $182.3 million that we had as of October 25, 2008. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other-than-temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes. The aggregate cost of our equity investments in non-publicly traded companies was $6.8 million at October 31, 2009 and October 25, 2008.

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On October 30, 2009, the last business day of our fourth fiscal quarter of 2009, the last reported sale price of our common stock on the NASDAQ Global Select Market was $8.60 per share.

Item 8.	Financial Statements and Supplementary Data

BROCADE COMMUNICATIONS SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Brocade Communications Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Brocade Communications Systems, Inc. and subsidiaries (the Company) as of October 31, 2009 and October 25, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brocade Communications Systems, Inc. and subsidiaries as of October 31, 2009 and October 25, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes, effective October 28, 2007, due to the adoption of Financial Accounting Standards Board ASC 740-10, Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Mountain View, California

December 14, 2009

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	October 31, 2009	October 25, 2008	October 27, 2007
	(In thousands, except per share amounts)
Net revenues
Product	$1,615,511	$1,230,737	$1,076,529
Service	337,415	236,200	160,334

Total net revenues	1,952,926	1,466,937	1,236,863
Cost of revenues
Product	739,354	459,850	470,977
Service	180,072	146,715	104,474

Total cost of revenues	919,426	606,565	575,451

Gross margin
Product	876,157	770,887	605,552
Service	157,343	89,485	55,860

Total gross margin	1,033,500	860,372	661,412
Operating expenses:
Research and development	354,809	255,571	213,311
Sales and marketing	385,155	274,311	211,168
General and administrative	84,962	58,172	46,980
Legal fees associated with indemnification obligations and other related costs, net	23,941	48,673	46,257
Provision for class action lawsuit	—	160,000	—
Amortization of intangible assets	68,718	31,484	24,719
Acquisition and integration costs	5,127	682	19,354
Restructuring costs and facilities lease loss benefit, net	2,329	2,731	—
In-process research and development	26,900	—	—
Goodwill and acquisition-related intangible assets impairment	53,306	—	—

Total operating expenses	1,005,247	831,624	561,789

Income from operations	28,253	28,748	99,623
Interest income	4,896	24,568	36,989
Other income (loss), net	(7,278)	2,299	1,512
Interest expense	(91,281)	(10,068)	(6,414)
Gain (loss) on sale of investments, net	(602)	(6,874)	13,205
Loss on impairment of portfolio investments	—	(8,751)	—

Income (loss) before provision for (benefit from) income taxes	(66,012)	29,922	144,915
Income tax provision (benefit)	10,573	(137,148)	68,043

Net income (loss)	$(76,585)	$167,070	$76,872

Net income (loss) per share—basic	$(0.19)	$0.45	$0.21

Net income (loss) per share—diluted	$(0.19)	$0.43	$0.21

Shares used in per share calculation—basic	398,948	375,303	362,070

Shares used in per share calculation—diluted	398,948	394,703	377,558

See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	October 31, 2009	October 25, 2008
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$334,193	$453,884
Short-term investments	4,678	152,741
Restricted cash	12,502	—

Total cash, cash equivalents, short-term investments and restricted cash	351,373	606,625
Accounts receivable, net of allowances of $ 12,573 and $5,044 at October 31, 2009 and October 25, 2008, respectively	297,819	158,935
Inventories	72,152	21,362
Deferred tax assets	84,629	104,705
Prepaid expenses and other current assets	79,302	49,931

Total current assets	885,275	941,558
Long-term marketable equity securities	—	177,380
Long-term investments	—	36,120
Restricted cash	—	1,075,079
Property and equipment, net	442,408	313,379
Goodwill	1,648,217	268,977
Intangible assets, net	470,872	220,567
Non-current deferred tax assets	185,713	227,795
Other assets	28,218	37,793

Total assets	$3,660,703	$3,298,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$181,249	$167,660
Accrued employee compensation	160,832	107,994
Deferred revenue	174,870	103,372
Current liabilities associated with facilities lease losses	10,769	13,422
Liability associated with class action lawsuit	—	160,000
Revolving credit facility	14,050	—
Current portion of long-term debt	38,822	43,606
Convertible subordinated debt	171,822	—
Other accrued liabilities	105,263	105,804

Total current liabilities	857,677	701,858
Long-term debt, net of current portion	860,114	1,011,399
Non-current convertible subordinated debt	—	169,660
Non-current liabilities associated with facilities lease losses	10,150	15,007
Non-current deferred revenue	60,575	37,869
Non-current income tax liability	92,276	67,497
Other non-current liabilities	15,114	13,118

Total liabilities	1,895,906	2,016,408

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 433,988 and 371,858 shares at October 31, 2009 and October 25, 2008, respectively	434	372
Additional paid-in capital	1,872,050	1,392,927
Accumulated other comprehensive loss	(5,920)	(85,877)
Accumulated deficit	(101,767)	(25,182)

Total stockholders’ equity	1,764,797	1,282,240

Total liabilities and stockholders’ equity	$3,660,703	$3,298,648

See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income
	Number of Shares	Amount
	(In thousands)
Balance at October 28, 2006	272,141	$272	$888,978	$(817)	$(272,203)	$616,230	$70,786
Issuance of common stock	18,807	19	100,473	—	—	100,492	—
Retirement of common stock	(36)	—	—	—	—	—	—
Common stock repurchases	(22,298)	(23)	(191,307)	—	—	(191,330)	—
Issuance of common stock for McDATA acquisition	118,792	119	627,774	—	—	627,893	—
Tax benefit from employee stock plans	—	—	(77)	—	—	(77)	—
Stock-based compensation	—	—	36,941	—	—	36,941	—
Change in net unrealized gains (losses) on marketable equity securities, cash flow hedges and investments, net of tax	—	—	—	(243)	—	(243)	(243)
Change in cumulative translation adjustments	—	—	—	(120)	—	(120)	(120)
Net income	—	—	—	—	76,872	76,872	76,872

Balance at October 27, 2007	387,406	$387	$1,462,782	$(1,180)	$(195,331)	$1,266,658	$76,509
Adjustment to accumulated deficit upon adoption of ASC 740-10	—	—	—	—	3,079	3,079	—
Issuance of common stock	8,070	8	46,433	—	—	46,441	—
Retirement of common stock	(839)	(1)	(2,149)	—	—	(2,150)	—
Common stock repurchases	(22,779)	(22)	(168,310)	—	—	(168,332)	—
Tax benefit from employee stock plans	—	—	16,146	—	—	16,146	—
Stock-based compensation	—	—	38,025	—	—	38,025	—
Change in net unrealized gains (losses) on marketable equity securities, cash flow hedges and investments	—	—	—	(75,432)	—	(75,432)	(75,432)
Change in cumulative translation adjustments	—	—	—	(9,265)	—	(9,265)	(9,265)
Net income	—	—	—	—	167,070	167,070	167,070

Balance at October 25, 2008	371,858	$372	$1,392,927	$(85,877)	$(25,182)	$1,282,240	$82,373
Issuance of common stock	62,141	62	105,035	—	—	105,097	—
Retirement of common stock	(11)	—	—	—	—	—	—
Stock options and awards assumed upon the Foundry acquisition	—	—	254,312	—	—	254,312	—
Tax benefit from employee stock plans	—	—	(794)	—	—	(794)	—
Stock-based compensation	—	—	120,570	—	—	120,570	—
Change in net unrealized gains (losses) on marketable equity securities, cash flow hedges and investments	—	—	—	78,183	—	78,183	78,183
Change in cumulative translation adjustments	—	—	—	1,774	—	1,774	1,774
Net loss	—	—	—	—	(76,585)	(76,585)	(76,585)

Balance at October 31, 2009	433,988	$434	$1,872,050	$(5,920)	$(101,767)	$1,764,797	$3,372

See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	October 31, 2009	October 25, 2008	October 27, 2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(76,585)	$167,070	$76,872
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Release of valuation allowance	—	(185,176)	—
Excess tax (benefit) detriment from employee stock plans	794	(16,146)	77
Depreciation and amortization	196,573	120,178	101,416
Loss on disposal of property and equipment	1,478	3,181	1,213
Amortization of debt issuance costs and original issue discount	16,038	319	—
Net (gains) losses on investments and marketable equity securities	597	15,327	(11,694)
Provision for doubtful accounts receivable and sales allowances	12,681	6,614	5,401
Non-cash compensation expense	137,219	39,036	36,942
Non-cash facilities lease loss benefit	(339)	(582)	—
Capitalization of interest cost	(9,093)	(970)	—
Goodwill and intangible assets impairment charge	53,306	—	—
In-process research and development	26,900	—	—
Changes in assets and liabilities, net of acquired assets and assumed liabilities:
Restricted cash	(12,502)	—	—
Accounts receivable	(74,965)	17,143	27,414
Inventories	25,338	(3,345)	3,481
Prepaid expenses and other assets	4,213	25,200	26,429
Deferred tax assets	3,091	(58,104)	(22,906)
Accounts payable	(11,052)	40,550	10,075
Accrued employee compensation	(28,685)	30,242	(37,473)
Deferred revenue	26,454	10,185	17,162
Other accrued liabilities	(5,543)	77,311	(55,967)
Liabilities associated with facilities lease losses	(10,394)	(9,538)	(8,039)
Liability associated with class action lawsuit	(160,000)	160,000	—

Net cash provided by operating activities	115,524	438,495	170,403

Cash flows from investing activities:
Purchases of short-term investments	(138)	(169,016)	(571,357)
Purchases of long-term investments	—	(37,731)	(200,239)
Purchases of marketable equity securities	—	(248,431)	(15,930)
Purchases of non-marketable minority equity investments	—	(1,436)	(5,000)
Proceeds from maturities and sale of short-term investments	155,986	448,385	764,939
Proceeds from maturities and sale of long-term investments	30,173	22,483	12,614
Proceeds from sale of marketable equity securities and equity investments	—	9,926	11,694
Purchases of property and equipment	(162,770)	(144,071)	(56,538)
Proceeds from sale of property and equipment	—	—	1,336
(Increase) decrease in restricted cash	1,075,079	(1,075,079)	12,422
Cash paid in connection with pending acquisition of Foundry Networks, Inc.	—	(1,000)	—
Net cash acquired (paid) in connection with acquisitions	(1,297,482)	(43,554)	139,703

Net cash provided by (used in) investing activities	(199,152)	(1,239,524)	93,644

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Fiscal Year Ended
	October 31, 2009	October 25, 2008	October 27, 2007
	(In thousands)
Cash flows from financing activities:
Payments on capital lease obligations	—	—	(735)
Payment of senior underwriting fees related to the term loan	(30,525)	—	—
Payment of principal related to the term loan	(166,022)	—	—
Common stock repurchases	—	(168,293)	(191,293)
Proceeds from issuance of common stock, net	145,655	42,418	100,638
Proceeds from term loan	—	1,054,425	—
Proceeds from revolving credit facility	14,050	—	—
Termination of interest rate swap	—	—	(4,989)
Redemption of outstanding convertible debt	—	—	(124,185)
Excess tax benefit (detriment) from employee stock plans	(794)	16,146	(77)

Net cash provided by (used in) financing activities	(37,636)	944,696	(220,641)

Effect of exchange rate fluctuations on cash and cash equivalents	1,573	(5,538)	(2,019)

Net increase (decrease) in cash and cash equivalents	(119,691)	138,129	41,387
Cash and cash equivalents, beginning of year	453,884	315,755	274,368

Cash and cash equivalents, end of year	$334,193	$453,884	$315,755

Supplemental disclosures of cash flow information:
Cash paid for interest	$83,397	$3,881	$3,882

Cash paid for (refunded from) income taxes	$(20,000)	$9,618	$17,800

Supplemental schedule of non-cash investing activities:
Fair value of stock options and unvested awards assumed in exchange for acquired Foundry assets	$254,312	$—	$—

Issuance of common stock for McDATA acquisition	$—	$—	$627,893

See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The fiscal year for Brocade Communications Systems, Inc. (“Brocade” or the “Company”) is the 52 or 53 weeks ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Fiscal year 2009 is a 53-week fiscal year and fiscal year 2008 and 2007 were 52-week fiscal years. The second quarter of fiscal year 2009 consists of fourteen weeks, which is one week longer than a typical quarter. The Company’s next 14-week quarter will be in the second quarter of fiscal year 2014. The Consolidated Financial Statements include the accounts of Brocade and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company has evaluated subsequent events through the date that the financial statements were issued on December 14, 2009.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

During fiscal year 2009, the Company entered into an agreement with one of the defendants in connection with the Special Litigation Committee’s litigation. Under this agreement, the Company received $12.5 million, which is held in restricted cash until certain contingencies pursuant to the agreement are removed.

On October 7, 2008, the Company entered into a credit agreement under which the Company borrowed $1,100.0 million under a term loan facility. The proceeds of the term loan were deposited into a restricted securities account pending the closing of the acquisition of Foundry Networks, Inc. (“Foundry”) and other release conditions. The Company also deposited an additional $20.7 million of funds into the restricted securities account to cover the interest on the term loan for the period commencing on October 7, 2008 through December 31, 2008, pursuant to the terms of the credit agreement. As of October 25, 2008, $1,075.1 million of restricted cash, net of the $45.6 million discount related to the term loan, was included in the Company’s Consolidated Balance Sheet.

Investments and Equity Securities

Investment securities with an original or remaining maturity of more than three months but less than one year are considered short-term investments. Investment securities with an original or remaining maturity of one year or more and which the Company has the ability and intent to hold are considered long-term investments. Short-term and long-term investments consist of debt securities issued by the United States (“U.S.”) government and its agencies, municipal government obligations, and corporate bonds and notes. Short-term and long-term investments are maintained at five major financial institutions, are classified as available-for-sale and are recorded on the accompanying Consolidated Balance Sheets at fair value.

Equity securities consist of equity holdings in public companies and are classified as available-for-sale when there are no restrictions on the Company’s ability to immediately liquidate such securities. Marketable equity securities are recorded on the accompanying Consolidated Balance Sheets at fair value.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrealized holding gains and losses related to the Company’s investments and equity securities are included as a separate component of accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets, net of any related tax effect. Realized gains and losses are calculated based on the specific identification method and are included in “Interest and other income (loss), net,” on the Consolidated Statements of Operations.

The Company recognizes an impairment charge when the declines in the fair values of its investments and equity securities below the cost basis are assessed to be other-than-temporary. An other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. The Company also considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the cost basis and the financial condition and near-term prospects of the investee. For impairments involving credit losses, the Company recognizes the credit loss component in earnings and the remainder of the impairment is recorded in accumulated other comprehensive loss.

From time to time the Company makes equity investments in non-publicly traded companies. These investments are included in “Other assets” on the accompanying Consolidated Balance Sheets and are generally accounted for under the cost method as the Company does not have the ability to exercise significant influence over the respective investee’s operating and financial policies nor does it have a liquidation preference that is substantive. The Company monitors its investments in non-publicly traded companies for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in “Interest and other income (loss), net,” on the Consolidated Statements of Operations. Factors considered in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition, going concern considerations such as the rate at which the investee company utilizes cash and the investee company’s ability to obtain additional private financing to fulfill its stated business plan, the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes, and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, approximate cost because of their short maturities. The fair value of the Company’s investments and marketable equity securities is primarily determined using quoted market prices for those securities or similar financial instruments. The approximate fair value of the Company’s Senior Secured Credit Facility is based on broker trading prices. The fair value of the Company’s convertible subordinated debt is determined using the high and low prices on the market for the convertible debt (see Note 9, “Borrowings,” of the Notes to Consolidated Financial Statements).

Derivative Financial Instruments

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. The derivatives entered into by the Company qualify for and are designated as foreign currency cash flow hedges.

The derivatives are recognized on the Consolidated Balance Sheets at their respective fair values. Changes in fair values of outstanding cash flow hedges that are highly effective are recorded in accumulated other

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comprehensive loss until earnings are affected by the variability of cash flows of the underlying hedged transaction. In most cases, amounts recorded in accumulated other comprehensive loss will be released to earnings at maturity of the related derivative. The recognition of effective hedge results offsets the gains or losses on the underlying exposure. Cash flows from derivative transactions are classified according to the nature of the risk being hedged.

The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. This documentation includes linking all derivatives either to specific assets and liabilities on the consolidated balance sheets or specific firm commitments or forecasted transactions. The Company also formally assesses both at the hedge’s inception and on an ongoing basis whether the derivatives used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

The Company discontinues hedge accounting prospectively when (i) the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) the derivative expires or is sold, terminated or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate.

When the Company discontinues hedge accounting, but it continues to be probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive loss and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is no longer probable that a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gain or loss that was in accumulated other comprehensive loss will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the Consolidated Balance Sheet until maturity and will recognize future changes in the fair value in current period earnings. Any hedge ineffectiveness is recorded in current period earnings within “Interest and other loss, net.” Effectiveness is assessed based on the comparison of current forward rates to the rates established on the Company’s hedges.

Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out method. Inventory costs include material, labor and overhead. The Company records inventory write-downs based on excess and obsolete inventory determined primarily by future demand forecast. A portion of the Company’s inventory is located offsite at customers’ hubs, service depots and at contract manufacturers’ locations. Cash flows related to the sale of inventories are classified as cash flows from operating activities.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. An estimated useful life of 4 years is used for furniture and fixtures and an estimated useful life of 4 years is used for computer equipment and software, except for the Company’s enterprise-wide, integrated business information system which is depreciated over 5 to 7 years. Estimated useful lives of up to 4 years are used for engineering and other equipment and an estimated useful life of 30 years is used for buildings. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life of the asset or the remaining term of the lease.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Brocade evaluates long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with ASC 360-10 Property, Plant and Equipment. Brocade assesses the fair value of the assets based on the undiscounted future cash flow the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected to result from the disposition of the asset, if any, are less than the carrying value of the asset. When Brocade identifies an impairment, Brocade reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

Accrued Employee Compensation

Accrued employee compensation consists of accrued wages, commissions, bonuses, payroll taxes, vacation, payroll deductions for the Company’s employee stock purchase plan and other employee benefit payroll deductions.

Goodwill and Intangible Assets

The Company capitalizes goodwill at cost and evaluates goodwill on an annual basis during its second fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds the asset’s implied fair value. Events which might indicate impairment include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, material negative changes in relationships with significant customers, and/or a significant decline in the Company’s stock price for a sustained period.

Intangible assets are carried at cost less accumulated amortization. Amortization is recognized over the estimated useful life of the respective asset. The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Examples of such events or circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the Company’s business, significant negative industry or economic trends, and/or a significant decline in the Company’s stock price for a sustained period. Impairment is recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. For additional discussion, see Note 4, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments are primarily maintained at five major financial institutions in the United States. Deposits held with banks may be redeemed upon demand and may exceed the amount of insurance provided on such deposits. The Company principally invests in United States government and government agency debt securities, and corporate bonds and notes, and limits the amount of credit exposure to any single entity.

A majority of the Company’s accounts receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of October 31, 2009, two customers accounted for 16% and 11%, respectively, of total accounts receivable. As of October 25, 2008, three customers accounted for 30%, 17% and

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14%, respectively, of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances, and other allowances. While the Company has not experienced material credit losses in any of the periods presented, there can be no assurance that the Company will not experience material credit losses in the future, particularly in light of the current economic environment.

For the years ended October 31, 2009, October 25, 2008 and October 27, 2007, the same three customers each represented 10% or more of our total net revenues for a combined total of 48% (EMC with 18%, HP with 13% and IBM with 17%), 65% (EMC with 25%, HP with 18% and IBM with 22%) and 68% (EMC with 24%, HP with 22% and IBM with 22%), respectively. The Company’s future success depends upon the buying patterns of significant customers, such as companies within the financial services, education and health sectors, the U.S. government or individual agencies within the U.S. government, their response to current and future IT investment trends and the continued demand by such customers for the Company’s products. Delays in or a reduction in IT spending, domestically and/or internationally, could harm the Company’s business, results of operations and financial condition in a number of ways, including longer sales cycles, increased inventory provisions, increased production costs, lowered prices for Brocade’s products and reduced sales volumes. In addition, the loss of any one significant OEM partner, or a decrease in the level of sales to any one significant OEM partner, or unsuccessful quarterly negotiation on key terms, conditions or timing of purchase orders placed during a quarter, would likely cause serious harm to Brocade’s business and financial results.

The Company currently relies on single and limited sources for multiple key components used in the manufacture of its products. Additionally, the Company relies on multiple contract manufacturers for the production of its products. The inability of any single or limited source supplier to fulfill supply, or the inability of a contract manufacturer to fulfill production requirements, could have an adverse effect on the Company’s future operating results. Further, if the Company’s suppliers face challenges in obtaining credit or otherwise for operating their businesses, they may become unable to continue to offer the materials the Company uses to manufacture its products.

The Company’s business is concentrated in the networking industry, which from time to time has been impacted by unfavorable economic conditions and reduced information technology (“IT”) spending rates. Accordingly, the Company’s future success depends upon the buying patterns of customers in the networking industry, their response to current and future IT investment trends and the continued demand by such customers for the Company’s products. The Company’s future success, in part, will depend upon its ability to enhance its existing products and to develop and introduce, on a timely basis, new cost-effective products and features that keep pace with technological developments and emerging industry standards.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For newly introduced products, many of the Company’s large OEM customers require a product qualification period during which the Company’s products are tested and approved by the OEM customers for sale to their customers. Revenue recognition and related cost are deferred for shipments to new OEM customers and for shipments of newly introduced products to existing OEM customers until satisfactory evidence of completion of the product qualification has been received from the OEM customer. In addition, revenue from sales to the Company’s Storage Area Network (“SAN”) master reseller customers is recognized in the same period in which the product is actually sold by the master reseller (sell-through) and revenue from sales to the Company’s Ethernet master reseller customers is recognized in the same period in which the product is sold to the master reseller customers (sell-in).

The Company reduces revenue for estimated sales allowances at the time of shipment and sales programs at the later of revenue recognition or communication of the commitment for sales incentives. Sales allowances and sales programs are estimated based on historical sales returns, approved sales programs versus claims under such sales programs, current trends and the Company’s expectations regarding future experience. In addition, the Company maintains an allowance for doubtful accounts, which is also accounted for as a reduction in revenue. The Company establishes the allowance for doubtful accounts to ensure accounts receivables are not overstated due to uncollectability. The Company maintains bad debt reserves based upon the analysis of accounts receivable, historical collection patterns, customer concentrations, customer creditworthiness, current economic trends, changes in customer payment terms and practices, and customer communication. The Company records a specific reserve for individual accounts when it becomes aware of a customer’s likely inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, the Company would further adjust estimates of the recoverability of receivables.

Multiple-element arrangements. The Company’s multiple-element product offerings include networking hardware and software products and support. The Company also sells certain software products and support services separately. For certain of the Company’s products, software is generally essential to the functionality of its hardware products. The Company allocates revenue to each element in a multiple-element arrangement based upon vendor-specific objective evidence (“VSOE”) of the fair value of the element, or if VSOE is not available for the delivered element, by application of the residual method. In the application of the residual method, the Company allocates revenue to the undelivered elements based on VSOE of fair value for those elements and allocates the residual revenue to the delivered elements. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each element. For sales of products that contain multiple elements and where software is incidental, the Company determines the separate units of accounting that exist within the arrangement. If more than one unit of accounting exists, the arrangement consideration is allocated to each unit of accounting using the residual fair value method. Revenue is recognized for each unit of accounting when all the revenue recognition criteria has been met for that unit of accounting.

Services revenue. Services revenue consists of training and maintenance arrangements, including PCS, separately priced extended warranties and other professional services. PCS services are offered under renewable, annual fee-based contracts or as part of multiple-element arrangements, and typically include telephone support and upgrades and enhancements to the Company’s operating system software. Revenue related to PCS elements is deferred and recognized ratably over the contractual period. PCS contracts are typically one to three years in length.

Separately priced extended warranties are offered under renewable, fee-based contracts which provide customers with hardware repair and replacement parts, access to technical assistance, and unspecified software updates and upgrades on a when-and-if available basis. Revenue from separately priced extended warranties

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contracts is deferred and recognized ratably over the contractual support period. Separately priced extended warranties contracts are typically one to five years in length.

Professional services are offered under hourly or fixed fee-based contracts or as part of multiple-element arrangements. Professional services revenue is recognized as services are performed. Training revenue is recognized upon completion of the training.

Warranty Expense

The Company provides standard warranties on its products ranging from one year to limited lifetime warranties. Estimated future warranty costs are accrued at the time of shipment and charged to cost of revenues based upon historical experience, current trends and the Company’s expectations regarding future experience.

Foreign Currency

The financial statements of the Company’s international subsidiaries have been translated into U.S. dollars. Assets and liabilities are translated into U.S. dollars at period-end exchange rates, with the exception of nonmonetary assets. Income and expenses are translated into U.S. dollars at the average exchange rates during the period. The resulting translation adjustments are included in the Company’s Consolidated Balance Sheets in the stockholders’ equity section as a component of accumulated other comprehensive loss.

Software Development Costs

Eligible software development costs are capitalized upon the establishment of technological feasibility, which is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development. Total eligible software development costs have not been material to date.

Costs related to internally developed software and software purchased for internal use are capitalized. During the year ended October 28, 2000, the Company purchased an enterprise-wide, integrated business information system. Subsequently, the business information system was upgraded during fiscal years 2006 and 2007. As of October 31, 2009 and October 25, 2008, a net book value of $5.4 million and $7.5 million, respectively, related to the purchase and subsequent implementation and upgrade of this system was included in “Property and equipment, net.” These costs are being depreciated over the estimated useful lives of five to seven years.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs were $5.9 million and $8.4 million for the years ended October 31, 2009 and October 25, 2008, respectively, and were not significant for the year ended October 27, 2007.

Capitalized Interest Costs

Interest costs related to major construction projects, specifically the Company campus project, are capitalized until the asset is ready for service (see Note 10, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements). Capitalized interest is calculated by multiplying the weighted-average interest rate on the Senior Secured Credit Facility and convertible debt by the qualifying costs. Interest

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

capitalized may not exceed gross interest expense for the period. As the qualifying asset is moved to the depreciation and amortization pool, the related capitalized interest is also transferred and is amortized over the useful life of the related asset. Interest costs of $9.1 million and $1.4 million were capitalized for the years ended October 31, 2009 and October 25, 2008, respectively. No interest costs were capitalized for the year ended October 27, 2007.

Income Taxes

The Company accounts for income taxes under the assets and liabilities method. Under this method, the Company recognizes income tax expense for the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts, along with net operating loss carryforwards and credit carryforwards. A valuation allowance is recognized to the extent that it is more likely than not that the tax benefits will not be realized. For additional discussion, see Note 14, “Income Taxes,” of the Notes to Consolidated Financial Statements.

The Company adopted the provisions of ASC 740-10 Income Taxes (“ASC 740-10”), effective at the beginning of fiscal year 2008. ASC 740-10 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Recognition of a tax position is determined when it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. Upon its adoption of ASC 740-10, the Company applied the provisions of ASC 740-10 to all income tax positions. The cumulative effect of applying the provisions of ASC 740-10 in the amount of $3.1 million has been reported as an adjustment to the opening balance of accumulated deficit on the Company’s Consolidated Balance Sheet as of the beginning of fiscal year 2008.

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

Stock-Based Compensation

The Company accounts for employee equity awards under the fair value method. Accordingly, the Company measures stock-based compensation at the grant date based on the fair value of the award. Compensation cost associated with stock-based awards and other forms of equity compensation recognized beginning in the first quarter of fiscal year 2006 includes (i) amortization related to the remaining unvested portion of stock-based awards granted prior to October 30, 2005; and (ii) amortization related to stock options and restricted stock granted subsequent to October 30, 2005. In addition, the Company records stock-based compensation expense over the twenty-four month offering period in connection with shares issued under its employee stock purchase

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plan. The compensation expense for stock-based awards is reduced by an estimate for forfeitures and is recognized over the expected term of the award under a graded vesting method. For additional discussion, see Note 13, “Stock-Based Compensation,” of the Notes to Consolidated Financial Statements.

The Company accounts for the tax effects of share-based payment awards using the alternative transition method, which includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC Pool and consolidated statement of cash flows of the tax effects of employee stock-based compensation awards.

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to sales allowances and programs, bad debts, stock-based compensation, allocation of purchase price allocations, warranty obligations, excess inventory and purchase commitments, restructuring costs, facilities lease losses, impairment of goodwill and intangible assets, litigation, income taxes and investments. Actual results may differ materially from these estimates.

Recent Accounting Pronouncements

In December 2007, the FASB issued ASC 805 Business Combinations (“ASC 805”). ASC 805 requires the acquirer in a business combination to recognize assets and liabilities assumed at their fair values and to recognize acquisition-related costs separately from the acquisition. ASC 805 will be effective for the Company in fiscal year 2010, with early adoption prohibited. The Company expects the implementation of ASC 805 will have an impact on its financial position and results of operations, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date of November 1, 2009.

In May 2008, the FASB issued ASC 470-20 Debt (“ASC 470-20”). ASC 470-20 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. ASC 470-20 will be adopted by the Company in the first quarter of fiscal year 2010. The adoption of ASC 470-20 is expected to result in a decrease in the Company’s convertible subordinated debt of approximately $2.6 million and an increase in the Company’s stockholders’ equity of approximately $2.6 million as of the beginning of the first quarter of fiscal year 2010. In addition, the adoption of ASC 470-20 is expected to result in an increase in the Company’s interest expense of approximately $2.8 million in the first quarter of fiscal year 2010. Prior period consolidated statements of operations will be adjusted for comparability purposes to reflect the increase in interest expense of approximately $2.5 million. The Company does not expect the adoption of ASC 470-20 to materially affect the amount of capitalized interest. The Company is currently assessing the impact that ASC 470-20 may have on deferred tax balances and therefore, all amounts presented above do not take into account effects of deferred taxes where applicable.

In June 2008, the FASB issued ASC 815-40 Derivatives and Hedging (“ASC 815-40”). ASC 815-40 provides guidance on determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and will be adopted by the Company in the

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

first quarter of fiscal year 2010. The Company has not yet adopted ASC 815-40, but it is currently assessing the impact that ASC 815-40 may have on its financial position, results of operations, and cash flows.

In November 2008, the FASB ratified ASC 350-30 Intangibles—Goodwill and Other (“ASC 350-30”). ASC 350-30 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, ASC 350-30 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. ASC 350-30 will be adopted by the Company in the first quarter of fiscal year 2010. The Company expects ASC 350-30 will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the intangible assets purchased after the effective date of November 1, 2009.

In September 2009, the FASB issued ASC 820-10 Measuring Liabilities at Fair Values (“ASC 820-10”). ASC 820-10 provides additional guidance on how companies should measure liabilities at fair value. Specifically, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. ASC 820-10 will be adopted by the Company in the first quarter of fiscal year 2010. The Company is currently evaluating the impact of ASC 820-10, but does not expect the adoption to have a material impact on its financial position, results of operations, and cash flows.

In October 2009, the FASB issued ASC 605-25 Revenue Recognition with Multiple Deliverables (“ASC 605-25”). ASC 605-25 establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. ASC 605-25 is effective for financial statements issued for fiscal years beginning on or after June 15, 2010, and interim periods within those fiscal years. Early adoption is permissible and the Company plans to adopt the provisions of ASC 605-25 in the first quarter of fiscal year 2010. The Company does not expect the adoption of ASC 605-25 to have a material impact on its financial position, results of operations, and cash flows.

In October 2009, the FASB issued ASC 985-605 Certain Revenue Arrangements that Include Software Elements (“ASC 985-605”). ASC 985-605 provides additional guidance on how to determine which software, if any, relating to the tangible product would be excluded from the scope of the software revenue guidance in ASC 985-605. ASC 985-605 is effective for financial statements issued for fiscal years beginning on or after June 15, 2010, and interim periods within those fiscal years. Early adoption is permissible and the Company plans to adopt the provisions of ASC 985-605 in the first quarter of fiscal year 2010. The Company does not expect the adoption of ASC 985-605 to have a material impact on its financial position, results of operations, and cash flows.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded the acquisition using the purchase method of accounting and, accordingly, has included the results of operations of Foundry in the accompanying Consolidated Statements of Operations from December 18, 2008, the date the acquisition was completed.

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

The total purchase price of the Foundry acquisition was $2.8 billion and is comprised of the following (in thousands):

Amount
Cash tendered for shares of outstanding common stock of Foundry (1)	$2,506,474
Fair value of stock options and awards assumed and accelerated in connection with acquisition	254,312
Direct transaction costs	27,395

Total purchase price	$2,788,181

(1)	This amount includes $248.4 million paid by the Company to acquire 14.0 million shares of Foundry common stock in the open market before the consummation of the acquisition, net of $3.5 million in dividends received.

In connection with this acquisition, the Company assumed options to purchase approximately 18.3 million shares of Foundry common stock which became exercisable for approximately 93.5 million shares of Brocade’s common stock at a weighted-average exercise price of approximately $3.23 per share. The Company also assumed approximately 6.8 million of Foundry restricted stock units which were converted into approximately 34.7 million of Brocade’s restricted stock units with a weighted-average grant date fair value of $3.52.

Direct transaction costs include investment banking, legal and accounting fees and other external costs directly related to the acquisition.

The Company allocated the total purchase consideration to the net assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date, resulting in initial goodwill of approximately $1,475.6 million, which is not deductible for income tax purposes. Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, acquiring

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a talented workforce, and significant cost-saving opportunities. The allocation of the purchase price reflects various estimates and analyses.

The following table summarizes the final allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Amount
Assets acquired:
Cash and cash equivalents and short-term investments	$987,956
Accounts receivable	89,831
Inventories	70,633
Identifiable intangible assets
Developed products technology	191,300
Customer relationships	194,500
In-process research and development (1)	26,900
Order backlog	6,500
Deferred tax assets	14,738
Goodwill	1,441,446
Other assets	244,384

Total assets acquired	3,268,188
Liabilities assumed:
Deferred tax liabilities	138,569
Other liabilities	341,438

Total liabilities assumed	480,007

Net assets acquired	$2,788,181

(1)	In connection with the acquisition of Foundry, the Company recorded a $26.9 million in-process research and development (“IPR&D”) charge during the three months ended January 24, 2009.

During the year ended October 31, 2009, the Company determined it was appropriate to record certain adjustments to the fair value of assets and liabilities acquired from Foundry (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements).

Of the total purchase price, approximately $392.3 million has been allocated to amortizable intangible assets acquired. The amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives as follows:

	Amount (in thousands)	Weighted- Average Useful Life (in years)
Developed products technology	$191,300	5.00
Customer relationships	$194,500	5.00
Order backlog	$6,500	0.25

The following unaudited pro forma financial information for the twelve months ended October 31, 2009 and October 25, 2008 presents a summary of the results of operations of the Company assuming the acquisition of

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foundry occurred at the beginning of each of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented, nor is it indicative of future operating results:

	Twelve Months Ended
In thousands, except per share amounts	October 31, 2009 (1)	October 25, 2008 (2)
Total net revenues	$2,029,973	$2,112,229
Pretax loss	(52,890)	(36,045)
Net income (loss)	(50,271)	156,411
Basic net income (loss) per share	(0.13)	0.42
Diluted net income (loss) per share	$(0.13)	$0.40

(1)	The unaudited pro forma financial results for the twelve months ended October 31, 2009 include Brocade’s historical results for the twelve months ended October 31, 2009, which include Foundry’s results subsequent to December 18, 2008, and Foundry’s historical results for the period October 26, 2008 to December 18, 2008, including goodwill and acquisition-related intangible assets impairment of $53.3 million, amortization for acquired intangible assets, elimination of IPR&D charge and acquisition-related fees, and related tax effects.
(2)	The unaudited pro forma financial results for the twelve months ended October 25, 2008 include Brocade’s historical results for the twelve months ended October 25, 2008 and Foundry’s historical results for the three months ended December 31, 2007 and nine months ended September 30, 2008, including provision for class action lawsuit of $160.0 million, release of the valuation allowance of $174.4 million, amortization for acquired intangible assets, adjustment to interest expense, and related tax effects.

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

The results of operations of SBS are included in the accompanying Consolidated Statements of Operations from the date of the acquisition. The Company does not consider the acquisition of SBS to be material to its results of operations and is therefore not presenting pro forma financial information of operations for the fiscal year ended October 25, 2008 and October 27, 2007.

4. Goodwill and Intangible Assets

During the first quarter of fiscal year 2009, Brocade reorganized into four operating segments, of which two are individually reportable segments: Data Storage and Global Services; and two, Internet Protocol (“IP”) Layer 2-3 and IP Layer 4-7/Application Delivery Products (“IP Layer 4-7/ADP”), are combined into one reportable segment: Ethernet Products (see Note 15, “Segment Information,” of the Notes to Consolidated Financial Statements). Prior period allocation of goodwill activity by reportable segment has been conformed to the new measurements of segment financial reporting implemented in the first quarter of fiscal year 2009.

Goodwill is generated as a result of business combinations. Brocade conducts a goodwill impairment analysis annually and as necessary if events or changes in facts and circumstances indicate that the fair value of

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the reporting unit may be less than its carrying amount. Consistent with prior years, the Company performed its annual goodwill impairment test using measurement data as of the first day of the second fiscal quarter.

The Company conducts a two-step approach in testing goodwill for impairment for each reporting unit, which the Company has determined to be at the operating unit level. The Company’s reporting units are determined by the components of their operating segments that constitute a business for which both (i) discrete financial information is available and (ii) segment management regularly reviews the operating results of that component. Data Storage, IP Layer 2-3 and Global Services are individual reporting units, while IP Layer 4-7/ADP includes two reporting units, IP Layer 4-7/ADP and Files.

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

The Company’s estimates of revenues and costs are based on historical data, various internal estimates and a variety of external sources, and are developed by the Company’s regular long-range planning process.

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

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. As the Company’s market capitalization temporarily declined during fiscal year 2009 and as the technology sector volatility increased, the Company focused on methods that were more representative of a market participant’s view of fair value given the current market conditions. As a result, in fiscal year 2009, the Company relied primarily on the DCF method, using management projections for each reporting unit and risk-adjusted discount rates.

The Company determined based on its completion of the first step of the goodwill impairment test that no indicators of impairment existed for the Data Storage, IP Layer 2-3, IP Layer 4-7/ADP and Global Services reporting units. During the second quarter of fiscal year 2009, the Company made a decision to no longer offer its suite of Files products and concluded that the fair value of the Files reporting unit was less than its carrying amount. The fair value of the Files business was determined using comparable companies’ data. The Company conducted the second step of the goodwill impairment test and determined that all of the Files goodwill was impaired. Accordingly, the Company recorded a goodwill impairment charge of $45.8 million for the three

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

months ended May 2, 2009. As of October 31, 2009, the Company noted no events and circumstances, except as discussed above, that could have an adverse impact on the fair value of the reporting units of the Company.

The following table summarizes the goodwill activity by reportable segment during the years ended October 31, 2009 and October 25, 2008 (in thousands):

	Data Storage	Ethernet Products	Global Services	Total
Balance at October 27, 2007	$275,323	$45,832	$63,221	$384,376
Acquisition of SBS	—	—	20,873	20,873
Tax adjustment (1)	(91,992)	—	(44,280)	(136,272)

Balance at October 25, 2008	183,331	45,832	39,814	268,977
Acquisition of Foundry	—	1,357,855	117,748	1,475,603
Goodwill impairment	—	(45,832)	—	(45,832)
Tax and other adjustments (2)	(18,059)	(31,999)	(473)	(50,531)

Balance at October 31, 2009	$165,272	$1,325,856	$157,089	$1,648,217

(1)	The goodwill adjustment of $136.3 million was primarily a result of recording deferred tax assets of acquired companies due to the valuation allowance release and the realization of deferred tax assets of acquired companies.
(2)	The goodwill adjustment of $50.5 million was primarily a result of the realization of deferred tax assets and tax benefit of stock options exercised from acquired companies and includes $1.7 million of Foundry purchase accounting adjustments.

The Company records impairment losses on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. As a result of the impairment of the Files reporting unit, the Company performed an impairment analysis for long-lived Files assets, including its intangible assets. The analysis indicated that all of the intangible assets associated with the Files business are not recoverable. As a result, the Company recorded an acquisition-related intangible assets impairment charge associated with the Files business of $7.5 million during the second quarter of fiscal year 2009.

Intangible assets other than goodwill are amortized over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. Intangible assets as of October 31, 2009 consisted of the following (in thousands, except for useful life):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Tradename	$13,941	$9,980	$3,961	8.05
Core/developed technology	338,158	129,843	208,315	3.63
Customer relationships	364,981	106,385	258,596	4.13

Total intangible assets	$717,080	$246,208	$470,872	3.94

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets as of October 25, 2008 consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Tradename	$14,873	$6,971	$7,902	5.51
Core/developed technology	154,754	71,202	83,552	3.04
Customer relationships	179,412	50,654	128,758	5.09
Non-compete agreements	970	615	355	0.88

Total intangible assets	$350,009	$129,442	$220,567	4.32

For the year ended October 31, 2009, amortization expense related to intangible assets of $65.8 million was included in cost of revenues and $68.7 million was included in operating expenses in the Consolidated Statement of Operations. For the year ended October 25, 2008, amortization expense related to intangible assets of $37.4 million was included in cost of revenues and $31.5 million was included in operating expenses in the Consolidated Statement of Operations. For the year ended October 27, 2007, amortization expense related to intangible assets of $34.0 million was included in cost of revenues and $24.7 million was included in operating expenses in the Consolidated Statement of Operations.

The following table presents the estimated future amortization of intangible assets as of October 31, 2009 (in thousands):

Fiscal Year	Future Estimated Amortization
2010	$126,873
2011	119,770
2012	107,062
2013	94,057
2014	16,816
Thereafter	6,294

Total	$470,872

5. Liabilities Associated with Facilities Lease Losses

During the year ended October 31, 2009, the Company recorded a purchase accounting adjustment of $3.2 million related to estimated facilities lease losses as a result of the acquisition of Foundry, net of expected sublease income. The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to the facilities lease loss reserve, net of expected sublease income (in thousands):

Lease Loss Reserve
Reserve balance at October 27, 2007	$38,549
Cash payments on facilities leases	(9,578)
Non-cash charges and other adjustments, net	(542)

Reserve balance at October 25, 2008	$28,429
Additional reserve related to acquisition of Foundry	3,224
Cash payments on facilities leases	(11,273)
Non-cash charges and other adjustments, net	539

Reserve balance at October 31, 2009	$20,919

Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2017.

6. Balance Sheet Details

The following table provides details of selected balance sheet items (in thousands):

	October 31, 2009	October 25, 2008
Accounts Receivable:
Accounts receivable	$310,392	$163,979
Allowance for doubtful accounts	(3,954)	(675)
Sales allowances	(8,619)	(4,369)

Total	$297,819	$158,935

Inventories:
Raw materials	$4,605	$5,596
Finished goods	67,547	15,766

Total	$72,152	$21,362

Property and equipment, net: (1)
Computer equipment and software	$122,219	$117,167
Engineering and other equipment	258,116	208,613
Furniture and fixtures	14,691	12,066
Leasehold improvements	64,186	58,651
Land and building	81,298	80,882
Company campus (2)	218,797	103,007

Subtotal	759,307	580,386
Less: Accumulated depreciation and amortization	(316,899)	(267,007)

Total	$442,408	$313,379

Other accrued liabilities:
Income taxes payable	$3,702	$6,749
Accrued warranty	5,808	5,051
Inventory purchase commitments	17,011	17,332
Accrued sales programs	13,377	13,438
Other	65,365	63,234

Total	$105,263	$105,804

Current liabilities:
Liability associated with class action lawsuit (3)	$—	$160,000

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Depreciation expense was approximately $59.9 million, $49.8 million and $45.4 million for the years ended October 31, 2009, October 25, 2008 and October 27, 2007, respectively.
(2)	In connection with the purchase of the property located in San Jose, California, the Company engaged a third party as development manager to manage the development and construction of improvements on the property, which is still in progress. Included in the Company campus as of October 31, 2009 and October 25, 2008 is $8.0 million that the Company has agreed to pay the developer on May 22, 2011 or earlier if Brocade decides to transfer any part of the Company campus project before such date.
(3)	This liability is in connection with an agreement in principle reached on May 30, 2008 with the lead plaintiffs for the resolution of the Company’s federal securities class action litigation related to Brocade’s restatement of certain financial results due to stock-based compensation accounting issues. The amount was released from escrow after the Court granted final approval of the settlement on January 26, 2009.

7. Investments and Equity Securities

The following table summarizes the Company’s investments and equity securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
October 31, 2009
Corporate bonds	$4,678	$—	$—	$4,678

Total	$4,678	$—	$—	$4,678

Reported as:
Short-term investments				$4,678
Long-term investments				—

Total				$4,678

October 25, 2008
Debt securities issued by U.S. government and its agencies and municipal obligations	$40,504	$44	$(22)	$40,526
Corporate bonds and notes	146,457	206	(3,274)	143,389
Marketable equity securities	253,378	—	(71,052)	182,326

Total	$440,339	$250	$(74,348)	$366,241

Reported as:
Short-term investments				$152,741
Long-term investments and marketable equity securities				213,500

Total				$366,241

At October 31, 2009, the Company had no unrealized holding gains/losses on investments. At October 25, 2008, net unrealized holding losses on investments were $73.6 million. Net unrealized holding losses on investments are included in accumulated other comprehensive (income) loss in the accompanying Condensed Consolidated Balance Sheets.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the breakdown of the investments with unrealized losses as of October 31, 2009 and October 25, 2008 (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
October 31, 2009
Corporate bonds	$4,678	$—	$—	$—	$4,678	$—

Total	$4,678	$—	$—	$—	$4,678	$—

October 25, 2008
Debt securities issued by U.S. government and its agencies and municipal obligations	$40,526	$(22)	$—	$—	$40,526	$(22)
Corporate bonds and notes	107,269	(2,361)	36,120	(913)	143,389	(3,274)
Marketable equity securities	—	—	182,326	(71,052)	182,326	(71,052)

Total	$147,795	$(2,383)	$218,446	$(71,965)	$366,241	$(74,348)

As of October 25, 2008, the Company had $71.1 million in gross unrealized losses in connection with the 14.0 million shares of Foundry common stock held by Brocade. Effective upon the consummation of the merger with Foundry, the Company reversed the gross unrealized losses of $71.1 million and increased its investment in Foundry to its historical cost, which is reflected in the total purchase price of the acquisition. As such, the Company did not have any realized gains (losses) in connection with these marketable equity securities for the year ended October 31, 2009.

The remaining gross unrealized losses related to fixed income securities as of October 25, 2008 were due to changes in interest rates and the Company’s management determined these gross unrealized losses to be temporary in nature as of October 25, 2008. Substantially all of the Company’s fixed income securities are rated investment grade or better. The Company reviews its investments to identify and evaluate investments that have indications of potential impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

8. Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability. The Company applies fair value measurements for financial assets and financial liabilities and will apply such measurements for nonfinancial assets and nonfinancial liabilities at the beginning of fiscal year 2010.

The Company did not elect to measure any eligible financial instruments at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Hierarchy

The Company utilizes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There are three levels of inputs that may be used to measure fair value:

Level 1

Level 1 applies to assets and liabilities for which there are quoted prices in active markets for identical assets or liabilities. Valuations are based on quoted prices that are readily and regularly available in an active market and do not entail a significant degree of judgment. Brocade’s assets utilizing Level 1 inputs include money market funds.

Level 2

Level 2 applies to assets and liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Brocade’s assets utilizing Level 2 inputs include corporate bonds and derivative receivables.

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

•	Determining whether a market is considered active.

Level 3

Level 3 applies to assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. Brocade has no assets or liabilities utilizing Level 3 inputs.

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis as of October 31, 2009 were as follows (in thousands):

	Balance as of October 31, 2009	Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$104,204	$104,204	$—	$—
Corporate bonds	4,678	—	4,678	—
Derivative receivables	$1,239	$—	$1,239	$—

Total assets measured at fair value	$110,121	$104,204	$5,917	$—

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses a midpoint of the highest bid and lowest offering obtained from market makers to value its corporate bonds. The Company uses observable market prices for comparable instruments to value its derivative receivables. During fiscal year 2009, the Company transferred $4.7 million of corporate bonds from assets utilizing Level 1 inputs to assets utilizing Level 2 inputs due to a decrease in quotable prices in an active market, as well as a less active market for the bonds.

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

The net proceeds of the term loan facility were used to finance a portion of the Company’s acquisition of Foundry. In addition to the term loan facility, during the year ended October 31, 2009, the Company drew $14.1 million from the $125.0 million revolving credit facility to finance a small portion of the merger. The Company may draw additional proceeds from the revolving credit facility in the future for ongoing working capital and other general corporate purposes. The term loan facility and revolving credit facility are referred to together as the “Senior Secured Credit Facility.” As of October 31, 2009, $14.1 million was outstanding under the revolving credit facility. No amount was outstanding under the revolving credit facility as of October 25, 2008.

Loans under the Senior Secured Credit Facility bear interest, at the Company’s option, at a rate equal to either the London Interbank Offered Rate (“LIBOR rate”), plus an applicable margin equal to 4.0% per annum or the prime lending rate, plus an applicable margin equal to 3.0% per annum. The applicable margin with respect to revolving loans is subject to adjustment based on the Company’s consolidated senior secured leverage ratio, as defined in the credit agreement. The LIBOR rate floor is 3.0% per annum and the prime lending rate floor is 4.0% per annum, in each case, for the life of the Senior Secured Credit Facility. For the year ended October 31, 2009, the weighted-average interest rate on the term loan was 7.0%.

The proceeds of the term loan were deposited in a restricted securities account pending the closing of the merger and other release conditions, and are reported as long-term restricted cash on the Consolidated Balance Sheets as of October 25, 2008. On December 19, 2008, the proceeds of the term loan were released from the restricted securities account to fund the merger. As of October 31, 2009, the current portion of the liability associated with the term loan of $38.8 million, net of the debt discount of $10.3 million, is reported as “Current portion of long-term debt,” and the long-term portion of the liability associated with the term loan of $860.1 million, net of the debt discount of $24.7 million, is reported as “Long-term debt, net of current portion” on the Consolidated Balance Sheets. As of October 25, 2008, the current portion of the liability associated with the term loan of $43.6 million, net of the debt discount of $11.4 million, is reported as “Current portion of long-term debt,” and the long-term portion of the liability associated with the term loan of $1,011.4 million, net of the debt discount of $34.2 million, is reported as “Long-term debt, net of current portion” on the Condensed Consolidated Balance Sheets. As of October 31, 2009, the approximate fair value of the Company’s Senior Secured Credit Facility was 101% of the face value of the debt obligation, based on broker trading prices.

The Company is permitted to make voluntary prepayments at any time (without payment of a premium, other than in the case of a repricing transaction in respect of the term loan facility), and is required to make mandatory prepayments on the term loan (without payment of a premium) with (i) net cash proceeds from

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (ii) net cash proceeds from issuances of debt (other than certain permitted debt), (iii) a percentage of 50% or 0% of Brocade’s excess cash flow, based on Brocade’s consolidated senior secured leverage ratio, beginning with the fiscal year ending October 31, 2009, and (iv) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions). The Company is required to pay quarterly installments on the term loan equal to an aggregate annual amount of 5% of the original principal amount thereof in the first and second years, 10% in the third year, 20% in the fourth year and 60% in the fifth year, with any remaining balance payable on the final maturity date of the term loan. Upon a repricing of the term loan (including through a refinancing) that results in the weighted-average yield or applicable rate of such term loan immediately after such repricing to be lower than such yield or rate immediately prior to such repricing, a 2.0% premium is payable during the first year following the closing and a 1.0% premium is payable during the second year following the closing.

Debt fees totaling $28.7 million associated with the acquisition have been capitalized as deferred financing costs, with $7.3 million amortized as of October 31, 2009. As of October 31, 2009 and October 25, 2008, the short-term portion of the deferred financing costs was $6.6 million and $7.9 million, respectively, and is reported within “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. As of October 31, 2009 and October 25, 2008, the long-term portion of the deferred financing costs was $14.8 million and $23.2 million, respectively, and is reported within “Other assets” on the Consolidated Balance Sheets. All debt fees capitalized are related to the term loan facility. The deferred financing costs are being amortized using the effective interest method over the five-year term of the debt. During the year ended October 31, 2009, the Company paid $166.0 million towards the principal of the term loan, $112.5 million of which were voluntary prepayments.

The obligations of the Company and its subsidiary guarantors under the Senior Secured Credit Facility and the related guarantees thereunder are secured, subject to customary permitted liens and other agreed upon exceptions, by (i) a first priority pledge of all of the equity interests of each of the Company’s direct and indirect subsidiaries and (ii) a perfected first priority interest in and mortgages on all tangible and intangible assets of the Company and each subsidiary guarantor, except, in the case of a foreign subsidiary, to the extent such pledge would be prohibited by applicable law or would result in materially adverse tax consequences (limited, in the case of a first-tier foreign subsidiary, to 65% of the voting stock and 100% of non-voting stock of such first-tier foreign subsidiary). In addition, the term loan has not been registered with the SEC as of October 31, 2009.

The credit agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, capital expenditures, prepayment of other indebtedness, redemption or repurchase of subordinated indebtedness, dividends and other distributions. The credit agreement contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a maximum consolidated senior secured leverage ratio, each as defined in the credit agreement. The credit agreement also includes customary events of default, including cross-defaults on the Company’s material indebtedness and change of control. The Company was in compliance with all applicable covenants as of October 31, 2009. The financial and other covenants agreed to by Brocade in connection with such indebtedness and the increased indebtedness and higher debt-to-equity ratio of Brocade in comparison to that of Brocade on a recent historical basis will have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions and increasing borrowing costs, and may adversely affect Brocade’s operations and financial results. In addition, the Company’s failure to comply with these covenants could result in a default under the Senior Secured Credit Facility and its other debt, which could permit the holders to accelerate such debt or demand payment in exchange for a waiver of such default. If any of the Company’s debt is accelerated, the Company may not have sufficient funds available to repay such debt.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The gross principal amount of the outstanding convertible subordinated debt is $172.5 million. As of October 31, 2009, the carrying value of the convertible subordinated debt was $171.8 million, net of $0.7 million debt discount.

As of October 31, 2009, the approximate aggregate fair value of the outstanding convertible subordinated debt was $172.1 million. The Company estimated the fair value of the outstanding convertible subordinated debt as of October 31, 2009 by using the high and low prices per $100 of the Company’s 2.25% Notes as of the last day of trading for the fourth fiscal 2009 quarter, which were both $99.80.

Concurrent with the issuance of the 2.25% Notes, McDATA entered into share option transactions using approximately $20.5 million of net proceeds. As part of these share option transactions, McDATA purchased options that cover approximately 12.1 million shares of common stock, at a strike price of $14.28. McDATA also sold options that cover approximately 12.7 million shares of common stock, at a strike price of $20.11. The net cost of the share option transactions was recorded against additional paid-in capital.

10. Commitments and Contingencies

Operating and Capital Leases

The Company leases certain facilities and certain equipment under various operating and capital lease agreements expiring through November 2019. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $1.4 million as security for the leases. In addition, in connection with the purchase of a previously leased building located near its San Jose headquarters, the Company issued a $1.0 million guarantee as part of the purchase agreements.

Total rent expense was approximately $30.2 million in fiscal year 2009, $20.0 million in fiscal year 2008 and $19.8 million in fiscal year 2007, net of releases in facilities lease loss reserve, as well as sublease income, of $13.9 million, $9.6 million and $8.2 million, respectively. Future minimum lease payments under all non-cancelable operating leases as of October 31, 2009 total $50.1 million, net of contractual sublease income of $21.8 million. In addition to base rent, many of the facilities lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under all non-cancelable operating leases as of October 31, 2009, excluding the contractual sublease income stated above, are as follows (in thousands):

Fiscal Year	Operating Leases
2010	$28,661
2011	10,439
2012	7,328
2013	6,212
2014	6,045
Thereafter	13,215

Total minimum lease payments	$71,900

Company Campus Contractual Obligations. On May 23, 2008, Brocade purchased property located in San Jose, California, which consists of three unimproved building parcels that are entitled for approximately 562,000 square feet of space in three buildings. The total purchase price for the property was $50.9 million. In connection with the purchase, Brocade also engaged a third party as development manager to manage the development and construction of improvements on the property. Brocade’s obligation for development and construction of three buildings and a parking garage on the purchased property is approximately $173.0 million (in addition to the purchase price for the property), payable in various installments through approximately June 2010. Brocade plans to develop the land through June 2010 and finance the purchase and the development through operating cash flows. In connection with the purchase, Brocade also obtained a four-year option, exercisable at its sole discretion through May 22, 2012, to purchase a fourth unimproved approximate four acre parcel for a fixed price of approximately $26.0 million.

Product Warranties

The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities in the accompanying Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the years ended October 31, 2009 and October 25, 2008 (in thousands):

	Accrued Warranty
	Twelve Months Ended
	October 31, 2009	October 25, 2008
Beginning balance	$5,051	$5,923
Liabilities accrued for warranties issued during the period (1)	4,486	3,984
Warranty claims paid and used during the period	(2,173)	(3,118)
Changes in liability for pre-existing warranties during the period	(1,556)	(1,738)

Ending balance	$5,808	$5,051

(1)	Included in the $4.5 million in liabilities accrued for warranties issued during the year ended October 31, 2009 is $1.9 million in warranty liabilities resulting from the Foundry acquisition.

In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

bodily injury or damage to real or tangible personal property caused by a defective Company product. As of October 31, 2009, there have been no known material events or circumstances that have resulted in a customer contract-related indemnification liability to the Company.

Manufacturing and Purchase Commitments

Brocade has manufacturing arrangements with Hon Hai Precision Industry Co., Ltd., Sanmina-SCI Corporation, Flextronics International Ltd., Celestica, Inc., Asteel Flash Group, Accton Wireless Broadband Corporation and Quanta Computer Incorporated (collectively, the “CMs”) under which Brocade provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to Brocade’s customers. The required lead-time for placing orders with the CMs depends on the specific product. The CMs invoice Brocade based on prices and payment terms mutually agreed upon and set forth in purchase orders it issues to them. Although the purchase orders Brocade places with its CMs are cancelable, the terms of the agreements require Brocade to purchase all inventory components not returnable, usable by, or sold to other customers of the CMs.

As of October 31, 2009, the Company’s aggregate commitment to the CMs for inventory components used in the manufacture of Brocade products was $263.9 million, which the Company expects to utilize during future normal ongoing operations, net of a purchase commitments reserve of $17.0 million. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal operations within the next twelve months.

Income Taxes

The Company is subject to several ongoing audits. For additional discussion, see Note 14, “Income Taxes,” of the Notes to Consolidated Financial Statements. The Company believes it has adequate reserves for all open tax years.

Legal Proceedings

Initial Public Offering Litigation

On July 20, 2001, the first of a number of putative class actions for violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Brocade, certain of its officers and directors, and certain of the underwriters for Brocade’s initial public offering (“IPO”) of securities. A consolidated amended class action captioned, In re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation, No. 01 Civ. 6613, was filed on April 19, 2002. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in Brocade’s initial public offering and seeks unspecified damages for claims under the Exchange Act on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against Brocade was coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS), including actions against McDATA Corporation, Inrange Technologies Corporation (“Inrange”) (which was first acquired by Computer Network Technology Corporation (“CNT”) and subsequently acquired by McDATA as part of the CNT acquisition), and Foundry (collectively, the “Brocade Entities”), and certain of each entity’s respective officers and directors, and initial public offering underwriters.

The parties have reached a global settlement of the coordinated litigation, under which the insurers will pay the full amount of settlement share allocated to the Brocade Entities, and the Brocade Entities will bear no financial liability. On October 5, 2009, the Court granted final approval of the settlement. Certain objectors have indicated their intent to appeal once judgments have been entered.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities Litigation

Beginning on or about May 24, 2005, several derivative actions were filed against certain of Brocade’s current and former officers and directors relating to Brocade’s historical stock option practices. These actions were filed in the United States District Court for the Northern District of California (“Federal Court”) and in the California Superior Court in Santa Clara County (“State Court”). The derivative actions pending in Federal Court were consolidated under the caption In re Brocade Communications Systems, Inc. Derivative Litigation, Case No. C 05-02233 CRB (the “Federal Action”), and the derivative actions pending in State Court were also consolidated under the caption In re Brocade Communications Systems, Inc. Derivative Litigation, Case No. 1:05cv041683 (the “State Action”). An additional, unconsolidated derivative action also was filed in the Federal Court in April 2008.

On February 22, 2008, Brocade’s Board of Directors appointed a Special Litigation Committee of the Board (“SLC”) with plenary authority to, among other things, evaluate and resolve the claims asserted in the federal and state derivative actions. On August 1, 2008, Brocade, acting through the SLC, filed a Second Amended Complaint (the “SLC’s Complaint”) in the Federal Action against ten former officers, directors or employees of Brocade, asserting claims for breach of fiduciary duty and violations of federal and state laws in connection with Brocade’s historical stock option practices. In August 2008, the State Court and Federal Court realigned Brocade as the plaintiff and dismissed the shareholder plaintiffs in the State Action, Federal Action and the unconsolidated federal derivative action, respectively.

On December 12, 2008, the Federal Court dismissed all claims against five of the Federal Action defendants (who were also defendants in the State Action) and some, but not all, of the claims against the remaining five Federal Action defendants. In April 2009, the unconsolidated federal derivative action was dismissed without prejudice, and the claims asserted in the State Action against the defendants who had not also been named in the Federal Action were also dismissed without prejudice.

The SLC has reached settlement agreements with all of the other defendants in the Federal and State Actions. The terms of the settlements differ in each case. Terms contained in some, but not all, of the agreements include the payment of money to Brocade, the surrender of certain shares of Brocade stock to Brocade, the contribution of specified amounts to reduce the legal fees and expenses that Brocade otherwise might have been obligated to pay, and releases. The agreements with all of the five Federal Action defendants have been approved by the Federal Court, and the agreements with four of the five State Action defendants have been approved by the State Court. The other agreement remains subject to review by the State Court.

On October 23, 2007, a class action complaint was filed against Brocade and certain of its former officers and current and former directors. This action was filed in the California Superior Court in Santa Clara County on behalf of individuals who owned Brocade stock between February 21, 2001 and May 16, 2005. On October 15, 2008, plaintiffs filed a second amended complaint alleging that Brocade and the individual defendants violated or conspired to violate the Racketeering Influenced and Corrupt Organizations Act and seeking unspecified monetary damages. On March 3, 2009, the Court dismissed the complaint with prejudice. On May 14, 2009, plaintiffs filed a notice of appeal, which Brocade opposed. On October 15, 2009, plaintiffs filed a voluntary request to dismiss their appeal. The appeal was dismissed on October 19, 2009. Accordingly, this matter has been dismissed with prejudice.

Intellectual Property Litigation

On June 21, 2005, Enterasys Networks, Inc. (“Enterasys”) filed a lawsuit against Foundry (and Extreme Networks, Inc.) in the United States District Court for the District of Massachusetts alleging that certain of Foundry’s products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

damages. On August 28, 2007, the Court granted Foundry’s motion to stay the case based on petitions that Foundry filed with the USPTO for reexamination of five of the six Enterasys patents. On July 14, 2009, the United States Patent and Trademark Office (“USPTO”) issued reexamination certificates for two of the patents undergoing reexamination indicating that the patents were valid over the references that Foundry had submitted. On August 7, 2009, Brocade filed a new petition for reexamination of one of the patents that received a reexamination certificate. On October 16, 2009, the USPTO granted the new petition for reexamination. On October 2, 2009, the USPTO issued a notice of intent to issue a reexamination certificate for a third patent, confirming all original claims and new claims added during reexamination. To date, the USPTO has issued final Office Actions (which are published on the USPTO Web site) rejecting all asserted claims of the two remaining Enterasys patents that were submitted for reexamination. Enterasys has filed Notices of Appeal of both of those rejections. The USPTO is currently in the process of reexamining one of the patents as noted above, and the litigation case in Court continues to be stayed.

On September 6, 2006, Chrimar Systems, Inc. (“Chrimar”) filed a lawsuit against Foundry (and D-Link Corporation and PowerDsine, Ltd.) in the United States District Court for the Eastern District of Michigan alleging that certain of Foundry’s products infringe Chrimar’s U.S. Patent 5,406,260 and seeking injunctive relief, as well as unspecified damages. Expert discovery and summary judgment motions are ongoing, and no trial date has been set.

On February 7, 2008, Network-1 Security Solutions, Inc. (“Network-1”) filed a lawsuit against Foundry and other networking companies, namely, Cisco Systems, Inc. (“Cisco”), Cisco-Linksys, LLC, Adtran, Inc., Enterasys, Extreme Networks, Inc., NetGear, Inc., and 3Com Corporation in the United States District Court for the Eastern District of Texas, Tyler Division, alleging that certain of Foundry’s products infringe Network-1’s U.S. Patent No 6,218,930 and seeking injunctive relief, as well as unspecified damages. Trial is set for July 12, 2010.

General

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and/or other intellectual property rights, and commercial contract disputes. Third parties assert patent infringement claims against the Company from time to time in the form of letters, lawsuits and other forms of communication. In addition, from time to time, the Company receives notification from customers claiming that they are entitled to indemnification or other obligations from the Company related to infringement claims made against them by third parties. Litigation, even if the Company is ultimately successful, can be costly and divert management’s attention away from the day-to-day operations of the Company. In the event of a result adverse to the Company, the Company could incur substantial monetary liability and/or be required to change its business practices. Any unfavorable determination could have a material adverse effect on the Company’s financial position, results of operations, cash flows or business.

The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis. As of October 31, 2009, the Company has not recorded any such liabilities other than with respect to one litigation matter relating to a commercial contract dispute.

11. Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. The Company’s primary objective for holding derivative financial

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue, expense and capital purchasing activities is transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to its operations for the year ended October 31, 2009 were the Euro, the Japanese Yen, the British Pound and the Singapore Dollar. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. The Company has established a foreign currency risk management program to protect against fluctuations in the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not always entirely eliminate, the impact of foreign currency exchange rate movements. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. For amounts not associated with foreign currency forward contracts, gains and losses from transactions denominated in foreign currencies are included in the Company’s net income (loss) as part of “Interest and other income (loss), net,” in the accompanying Consolidated Statements of Operations. The Company recognized foreign currency transaction gains of $4.5 million, $4.6 million and $2.2 million for the years ended October 31, 2009, October 25, 2008 and October 27, 2007, respectively.

Volume of Derivative Activity

Total gross notional amounts for foreign currency forward contracts, presented by currency, are as follows (in thousands):

In United States Dollars	October 31, 2009	October 25, 2008
Euro	$61,790	$9,710
Japanese Yen	11,523	2,036
British Pound	23,991	4,168
Singapore Dollar	15,319	2,420
CHF	7,385	173

Total	$120,008	$18,507

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net unrealized gain and loss positions are recorded within “Other accrued liabilities.” Gross unrealized gain and loss positions are not material. As of October 31, 2009, the Company had a gross unrealized gain of $1.4 million, which is included in Other Accrued Liabilities. The amount of $1.4 million represents effective hedges and is reported as a component of accumulated other comprehensive loss. Hedge ineffectiveness, which is reported in the Consolidated Statements of Operations, was not significant.

12. Equity Compensation Plans

In April 2009, the stockholders of Brocade approved the Company’s 2009 Stock Plan, 2009 Director Plan and 2009 Employee Stock Purchase Plan (“2009 ESPP”), and such plans are now part of the Company’s equity compensation plans. Further, the Company’s 1999 Stock Plan, 1999 Director Option Plan and 1999 Employee Stock Purchase Plan each expired in March 2009 by its terms.

2009 Stock Plan

The 2009 Stock Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares, and other stock or cash awards to employees, directors and consultants. Per the terms of the 2009 Stock Plan, 48.0 million shares of the Company’s common stock are reserved for issuance under the plan, plus the following:

•

Any shares subject to stock options or similar awards granted under the Company’s 1999 Stock Plan, 1999 Nonstatutory Stock Option Plan (“NSO Plan”) and 2001 McDATA Equity Incentive Plan that expire or otherwise terminate without having been exercised in full; and

•

Shares issued pursuant to awards granted under the Company’s 1999 Stock Plan, 1999 NSO Plan and 2001 McDATA Equity Incentive Plan that are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2009 Stock Plan pursuant to this clause equal to 40,335,624 shares.

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

2009 Employee Stock Purchase Plan

The 2009 ESPP permits eligible employees to purchase shares of the Company’s common stock through payroll deductions for up to 15% of qualified compensation during the offering period. The purchase price is 85% of the lesser of the fair market value of the Company’s common stock on (i) the first trading day of the offering period, or (ii) the last day of each six-month purchase period; provided, however, that the purchase price for subsequent offering periods may be determined by the administrator, subject to compliance with the terms of the 2009 ESPP. A total of 35.0 million shares of the Company’s common stock are reserved for issuance under the 2009 ESPP. The 2009 ESPP is implemented through consecutive, overlapping offering periods of up to approximately twenty-four months. The offering periods generally start with the first trading day on or after June 1 and December 1 each year and end on the last trading day in the periods ending twenty-four months later,

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unless the fair market value of the Company’s common stock on the last day of a purchase period is lower than the fair market value of the Company’s common stock on the first trading day of the offering period, in which case the offering period will end early, immediately after the purchase period, and a new offering period will commence on or about such date. Each offering period will be divided into four purchase periods of approximately six months in length. The initial offering period for the 2009 ESPP beginning on June 1, 2009 is twenty-four months. Eligible employees may purchase no more than 3,750 shares of the Company’s common stock during each six-month purchase period. As of October 31, 2009, 35.0 million shares were available for issuance under the 2009 ESPP.

Equity Compensation Plans

The Company grants stock options, restricted stock awards and restricted stock units for shares of the Company’s common stock and other types of equity compensation awards to its employees and directors under the various equity compensation plans described above. In accordance with the terms of the 2009 Stock Plan and the 2009 Director Plan, each award granted with an exercise price that is less than fair market value, which includes all grants of restricted stock awards, restricted stock units, performance shares and performance units, will count against the applicable plan’s share reserve as 1.56 shares for every one share subject to such award. In addition, the exercise price of stock options and stock appreciation rights granted under the 2009 Stock Plan must be at least equal to the fair market value of the Company’s common stock on the date of grant and the exercise price of incentive stock options granted to any participant who owns more than 10% of the total voting power of all classes of the Company’s outstanding stock must be at least 110% of the fair market value of the Company’s common stock on the date of grant.

The term of a stock option and a stock appreciation right may not exceed seven years, except that, with respect to any participant who owns 10% of the voting power of all classes of the Company’s outstanding capital stock, the term of an incentive stock option may not exceed five years. The majority of the stock options, restricted stock awards and restricted stock units granted under the Company’s equity compensation plans vest over a period of four years. Certain options and awards granted under the 2009 Stock Plan vest over shorter or longer periods.

At October 31, 2009, approximately 190.8 million shares were authorized for future issuance under the Company’s equity compensation plans, which include stock options, shares to be issued pursuant to the 2009 ESPP, restricted stock units and other awards, and shares of Brocade common stock that became issuable in connection with the assumption or substitution of Foundry equity awards. A total of 67.1 million shares of common stock were available for grant under the Company’s equity compensation plans as of October 31, 2009. At October 25, 2008, approximately 155.7 million shares were authorized for future issuance under the Company’s equity compensation plans, which include stock options, shares issued pursuant to the 1999 Employee Stock Purchase Plan, and restricted stock units and other awards. A total of 112.3 million shares of common stock were available for grant under the Company’s equity compensation plans as of October 25, 2008. Awards that expire, or are canceled without delivery of shares, generally become available for issuance under the Company’s equity compensation plans.

1999 Nonstatutory Stock Option Plan

In September 1999, the Board of Directors approved the Company’s 1999 NSO Plan. The 1999 NSO Plan provides for the grant of nonstatutory stock options to employees and consultants. A total of 51.4 million shares of the Company’s common stock have been reserved for issuance under the 1999 NSO Plan. As of October 31, 2009, the Company has reserved 4.9 million shares of authorized but unissued shares of common stock for future issuance under the 1999 NSO Plan, all of which were outstanding as of October 31, 2009.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

McDATA Equity Plans

On January 29, 2007, effective upon the consummation of the merger, Brocade assumed the McDATA equity plans. As of October 31, 2009, options to purchase approximately 3.8 million shares of converted common stock, restricted stock and other equity awards remained outstanding under former McDATA equity plans.

Long-Term Incentive Plan

On July 30, 2007, the Board of Directors approved a long-term, performance-based equity incentive plan (“Incentive Plan”) under the Company’s then applicable 1999 Stock Plan. The Incentive Plan provides for the grant of restricted stock units to certain Company executive officers and other selected employees. For each restricted stock unit that vests, the plan participant will be entitled to receive one share of the Company’s common stock. The restricted stock units that vest are subject to the Company’s performance compared to the NASDAQ-100 Index over an initial twenty-seven-month performance period, which is from August 1, 2007 to October 31, 2009. The Incentive Plan participants must also remain a service provider to the Company during the performance period. The fair value of the restricted stock units to be granted under the Incentive Plan was $17.7 million as October 31, 2009, which includes approximately 2.0 million restricted stock units vested as of October 31, 2009 that will be granted to the Incentive Plan participants upon approval of the Compensation Committee of the Board of Directors in the first fiscal quarter of 2010.

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

The Company calculated the fair value of the restricted stock units under the Incentive Plan as the expected present value of the pre-forfeiture payments to the Incentive Plan participants at the end of the performance period. The Company used the Monte Carlo simulation-based method to estimate the fair value of the instrument. The Company adjusted the calculated fair value for estimated forfeitures to derive total stock-based compensation expense. The Company recognized stock-based compensation expense ratably over the performance period. Grant dates for awards under the Incentive Plan are established when the Board of Directors approves the number of shares to be granted, which should be approved by the Board of Directors within one month subsequent to the completion of the performance period. The Company remeasured the stock-based compensation expense at the end of each reporting period.

Employee 401(k) Plan

The Company sponsors the Brocade Communications Systems, Inc. 401(k) Plan (“401(k) Plan”), which qualifies under Section 401(k) of the Internal Revenue Code and is designed to provide retirement benefits for its eligible employees through tax-deferred salary deductions.

Employees may elect to contribute up to 60% of their eligible compensation to the 401(k) Plan. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Service (“IRS”). The Company matches employee contributions dollar for dollar up to a maximum of $3,000 per calendar year per person. All matching contributions vest immediately. The Company’s matching contributions to the 401(k) Plan totaled $7.8 million, $5.8 million and $5.7 million for the years ended October 31, 2009, October 25, 2008 and October 27, 2007, respectively.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Stock-Based Compensation

Equity Compensation Plan Information

The following table summarizes information with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans as of October 31, 2009 (in thousands, except per share amounts):

Plan Category	A Number of Securities to be Issued Upon Exercise of Outstanding Options		B Weighted-Average Exercise Price of Outstanding Options	C Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excludes Securities Reflected in Column A)
Equity compensation plans approved by stockholders (1)	84,235	(3)	$4.87	67,082	(4)
Equity compensation plans not approved by stockholders (2)	6,665	(5)	$7.08	—

Total	90,900		$5.03	67,082

(1)	Primarily consist of the 2009 ESPP, the 2009 and 1999 Director Plans and the 2009 and 1999 Stock Plans.
(2)	Consist solely of the 1999 NSO Plan and Foundry’s 2000 NSO Plan.
(3)	Amount excludes purchase rights accrued under the 2009 ESPP. As of October 31, 2009, the 2009 ESPP had a stockholder-approved reserve of 35.0 million shares, of which 35.0 million shares were available for future issuance.
(4)	Amount consists of shares available for future issuance under the 2009 ESPP, the 2009 Director Plan and the 2009 Stock Plan.
(5)	Substantially all shares were granted prior to the fiscal year ended October 25, 2003.

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

	Fiscal Year Ended
Stock Options	October 31, 2009	October 25, 2008	October 27, 2007
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.4 - 1.9%	1.5 - 4.1%	4.1 - 5.2%
Expected volatility	54.8 - 65.3%	44.2 - 57.0%	42.4 - 52.8%
Expected term (in years)	4.0	4.0	3.8

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded $23.5 million, $15.4 million and $19.0 million of compensation expense related to stock options for the years ended October 31, 2009, October 25, 2008 and October 27, 2007, respectively. Compensation expense computed under the fair value method for stock options issued is being amortized under a graded vesting method over the options’ vesting period. A summary of stock option activity under the equity compensation plans for the years ended October 31, 2009, October 25, 2008 and October 27, 2007 is presented as follows:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 28, 2006	39,954	$6.35	5.70	$108,179
Assumed in McDATA acquisition	15,632	$11.77
Granted	8,992	$8.92
Exercised	(15,146)	$5.57
Forfeited or expired	(6,235)	$12.30

Outstanding at October 27, 2007	43,197	$8.20	4.87	$100,316
Granted	2,509	$7.07
Exercised	(4,840)	$5.47
Forfeited or expired	(5,830)	$11.19

Outstanding at October 25, 2008	35,036	$8.05	4.17	$701
Assumed under the Foundry acquisition	93,509	$3.23
Granted	5,118	$4.29
Exercised	(36,509)	$3.03
Forfeited or expired	(6,659)	$6.16

Outstanding at October 31, 2009	90,495	$5.02	3.17	$380,991

Vested and expected to vest at October 31, 2009	85,442	$5.08	3.15	$358,253

Exercisable and vested at:
October 31, 2009	68,167	$5.30	2.97	$281,374

The weighted-average grant date fair value of stock options granted during the years ended October 31, 2009, October 25, 2008 and October 27, 2007 was $2.10, $2.69 and $3.55, respectively. The total intrinsic value of stock options exercised for the years ended October 31, 2009, October 25, 2008 and October 27, 2007 was $128.9 million, $12.4 million and $53.1 million, respectively.

As of October 31, 2009, there was $16.4 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.10 years.

From May 1999 through July 2003, the Company granted 98.8 million options subject to variable accounting as the measurement date of the options granted was not certain. As of October 31, 2009, 0.7 million options with a weighted-average exercise price of $25.99 and a weighted-average contractual life of 1.67 years remain outstanding and continue to be accounted for under variable accounting.

Employee Stock Purchase Plan

Under Brocade’s employee stock purchase plans, including the 2009 ESPP and the 1999 Employee Stock Purchase Plan (together, the “Brocade ESPP”), eligible employees can participate and purchase shares semi-annually at the lower of 85% of the fair market value of the Company’s common stock on (i) the first trading day

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the offering period, or (ii) the last day of each six-month purchase period. The Brocade ESPP permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. The Company accounts for the Brocade ESPP as a compensatory plan and recorded compensation expense of $22.7 million, $6.6 million and $6.0 million for the years ended October 31, 2009, October 25, 2008 and October 27, 2007, respectively. Compensation expense computed under the fair value method for ESPP shares issued is being amortized under a graded vesting method over the twenty-four month offering period. In addition, the Company accounts for changes in percentage contribution elected by employees, as well as decreases in the Company’s common stock price on the last day of each six-month purchase period as compared to the common stock price on the first trading day of the offering period, by applying modification accounting which results in an increase in compensation expense during the period of modification.

The fair value of the option component of Brocade ESPP shares was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Fiscal Year Ended
Employee Stock Purchase Plan	October 31, 2009	October 25, 2008	October 27, 2007
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.8%	2.6%	5.1%
Expected volatility	76.4%	43.0%	44.4%
Expected term (in years) (1)	1.2	0.5	0.5

(1)	The ESPP shares valued for the years ended October 25, 2008 and October 27, 2007 fall under the 1999 Employee Stock Purchase Plan, which is based on a six-month offering period.

As of October 31, 2009, there was $24.5 million of unrecognized compensation expense related to employee stock purchases under the Brocade ESPP. This expense is expected to be recognized over a weighted-average period of 1.1 years.

In addition, as part of its acquisition of Foundry, the Company became the administrator of Foundry’s 1999 Employee Stock Purchase Plan (“Foundry ESPP”), which expired on May 31, 2009. As a result of Brocade’s assumption of rights under the Foundry ESPP, Foundry employees who became Brocade employees were granted the right to purchase shares of the Company’s common stock at the lower of 85% of the fair market value of the Company’s common stock, as adjusted in accordance with the Foundry Merger Agreement at (i) the beginning of a rolling two-year offering period or (ii) the end of each semi-annual offering period, subject to a plan limit on the number of shares that may be purchased in an offering period. During the year ended October 31, 2009, the Company issued 4.9 million shares under the Foundry ESPP. The Company accounts for the Foundry ESPP as a compensatory plan and recorded compensation expense of $2.5 million for the year ended October 31, 2009.

Restricted Stock Awards

No restricted stock awards were issued for the years ended October 31, 2009, October 25, 2008 and October 27, 2007. When and if granted, restricted stock awards are not transferable until fully vested, and all unvested shares upon termination are subject to repurchase. The fair value of each award is based on the Company’s closing stock price on the date of grant.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the nonvested restricted stock awards for the years ended October 31, 2009, October 25, 2008 and October 27, 2007 is presented as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested at October 28, 2006	1,848	$4.44
Assumed under the McDATA acquisition	1,058	$3.08
Granted	—	$0.01
Vested	(639)	$0.09
Forfeited	(137)	$1.64

Nonvested at October 27, 2007	2,130	$3.75
Granted	—	$—
Vested	(2,087)	$3.84
Forfeited	(29)	$0.01

Nonvested at October 25, 2008	14	$0.01
Granted	—	$—
Vested	(14)	$0.01
Forfeited	—	$—

Nonvested at October 31, 2009	—	$—

Expected to vest at October 31, 2009	—	$—

Restricted Stock Units

For the years ended October 31, 2009, October 25, 2008 and October 27, 2007, Brocade issued 13.3 million, 6.3 million and 2.8 million restricted stock units, respectively. Typically, vesting of restricted stock units occurs over one to four years and is subject to the employee’s continuing service to Brocade. The compensation expense related to these awards of $86.7 million, $17.5 million and $3.9 million for the years ended October 31, 2009, October 25, 2008 and October 27, 2007, respectively, was determined using the fair market value of Brocade’s common stock on the date of grant and is recognized under a graded vesting method over the awards’ vesting period.

A summary of the changes in restricted stock units outstanding under Brocade’s equity compensation plans during the years ended October 31, 2009, October 25, 2008 and October 27, 2007 is presented as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested at October 28, 2006	—	$—
Granted	2,798	$8.29
Vested	—	$—
Forfeited	(79)	$8.05

Nonvested at October 27, 2007	2,719	$8.29
Granted	6,290	$7.69
Vested	(5)	$6.35
Forfeited	(698)	$7.95

Nonvested at October 25, 2008	8,306	$7.87
Assumed under the Foundry acquisition	26,050	$3.54
Granted	13,334	$6.90
Vested	(10,509)	$7.19
Forfeited	(3,682)	$6.92

Nonvested at October 31, 2009	33,499	$4.44

Vested and expected to vest at October 31, 2009	26,258	$4.44

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of restricted stock units outstanding at October 31, 2009, October 25, 2008 and October 27, 2007 was $288.1 million, $25.7 million and $24.6 million, respectively.

As of October 31, 2009, Brocade had $99.9 million of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants that is equity classified. These expenses are expected to be recognized over a weighted-average period of 1.93 years. As of October 31, 2009, $17.7 million in compensation expense related to the Incentive Plan, which is liability classified, has been recognized to date. As of October 25, 2008, $1.0 million in compensation expense related to the Incentive Plan had been recognized to date. The fair value of the restricted stock units to be granted under the Incentive Plan was estimated using a Monte Carlo simulation which required assumptions for expected volatilities, correlation coefficients and risk-free rates of return. Expected volatilities were derived using a method that calculates historical volatility over a period equal to the length of the measurement period for the Incentive Plan and the companies included in the related index. Correlation coefficients were based on the same data used to calculate historical volatilities and were used to model how our stock price moves in relation to the companies included in the related index. The Company used a risk-free rate of return that is equal to the yield of a zero-coupon U.S. Treasury bill that is commensurate with each measurement period.

14. Income Taxes

The domestic and international components of income (loss) before provision for (benefit from) income taxes for the years ended October 31, 2009, October 25, 2008 and October 27, 2007 are presented as follows (in thousands):

	Fiscal Year Ended
	October 31, 2009	October 25, 2008	October 27, 2007
United States	$(129,436)	$(47,195)	$59,243
International	63,424	77,117	85,672

Total	$(66,012)	$29,922	$144,915

The income tax provision (benefit) for the years ended October 31, 2009, October 25, 2008 and October 27, 2007 consisted of the following (in thousands):

	Fiscal Year Ended
	October 31, 2009	October 25, 2008	October 27, 2007
U.S. federal taxes:
Current	$14,855	$47,826	$126
Deferred	(9,819)	(143,957)	—

Total U.S. federal taxes	5,036	(96,131)	126

State taxes:
Current	3,173	3,890	1,561
Deferred	(8,917)	(54,074)	—

Total state taxes	(5,744)	(50,184)	1,561

Non-U.S. taxes:
Current	10,464	9,307	15,834
Deferred	817	(855)	(125)

Total non-U.S. taxes	11,281	8,452	15,709

Charge in lieu of taxes resulting from initial recognition of acquired tax benefits that are allocated to reduce goodwill related to the acquired entity	—	715	50,647

Total	$10,573	$(137,148)	$68,043

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate for the years ended October 31, 2009, October 25, 2008 and October 27, 2007 consisted of the following:

	Fiscal Year Ended
	October 31, 2009	October 25, 2008	October 27, 2007
U.S. federal statutory income tax rate	(35.0)%	35.0%	35.0%
State taxes, net of federal tax benefit	3.8	2.5	1.1
Foreign income taxed at other than U.S. rates	(9.3)	(33.2)	(10.2)
Stock-based compensation	15.2	4.2	1.0
Research and development credit	(25.8)	(28.6)	(5.3)
Acquisition-related impairment	38.7	—	—
Permanent items	2.2	5.3	4.5
Change in liabilities for uncertain tax positions	30.3	92.4	—
Change in valuation allowance	—	(537.7)	20.8
Other	(4.1)	1.7	—

Effective tax rate	16.0%	(458.4)%	46.9%

U.S. federal income taxes and foreign withholding taxes associated with the repatriation of earnings of the Company’s foreign subsidiaries were not provided for a cumulative total of $263.9 million of undistributed earnings of the Company’s foreign subsidiaries. The Company intends to reinvest current and accumulated earnings of its foreign subsidiaries for expansion of its business operations outside the United States for an indefinite period of time. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company could be subject to additional U.S. income taxes, net of foreign tax credits, and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

The components of deferred tax assets and deferred tax liabilities for the years ended October 31, 2009 and October 25, 2008 are presented as follows (in thousands):

	October 31, 2009	October 25, 2008
Net operating loss carryforwards	$138,177	$118,031
Stock option expense	37,689	19,685
Tax credit carryforwards	89,022	74,142
Reserves and accruals	193,376	189,210
Non-U.S. stock option expense	138	955
Capitalized research and development expenditures	23,512	33,099
Net unrealized losses on investments	518	33,907

Gross deferred tax assets	482,432	469,029
Less: Valuation allowance	(24,349)	(44,777)

Total deferred tax assets	458,083	424,252
Acquired intangibles	(183,511)	(81,358)
Other	(4,230)	(10,394)

Total deferred tax liabilities	(187,741)	(91,752)

Total net deferred tax assets	$270,342	$332,500

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken on a tax return. Recognition of a tax position is determined when it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority.

A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits, excluding accrued net interest and penalties, for the year ended October 31, 2009, is as follows (in thousands):

	October 31, 2009	October 25, 2008
Unrecognized tax benefits, beginning balance	$118,259	$88,138
Gross increases for tax positions taken in prior periods	43,106	2,163
Gross decreases for tax positions taken in prior periods	(1,229)	(1,194)
Gross increases for tax positions taken in current period	18,416	30,159
Changes due to settlements with taxing authorities	(919)	—
Reductions resulting from lapses of statutes of limitations	(6,686)	(1,007)

Unrecognized tax benefits, ending balance	$170,947	$118,259

Due to the adoption of certain accounting pronouncements, effective for fiscal year 2010, the total gross unrecognized tax benefits of $170.9 million at October 31, 2009 would affect the Company’s effective tax rate, if recognized. The Company expects to resolve the fiscal year 2003 IRS audit during the next twelve months. As such, after the Company reaches settlement with the IRS, the Company expects to record a corresponding adjustment to its unrecognized tax benefits. The Company believes such settlement should not have a material impact to the results of operations. Excluding the IRS audit, the Company does not expect a significant change in the gross unrecognized tax benefits during the next twelve months.

The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the year ended October 31, 2009, the Company expensed $0.7 million for net interest and penalties related to income tax liabilities through income tax expense. The total net interest and penalties accrued as of October 31, 2009 was $3.6 million. During the year ended October 25, 2008, the Company expensed an additional amount of $0.5 million for net interest and penalties related to income tax liabilities through income tax expense.

During fiscal year 2008, the Company released its valuation allowance on its deferred tax assets. The Company believes that sufficient positive evidence existed from historical operations and projections of taxable income in future years to conclude that it was more likely than not that the Company would realize its deferred tax assets. Accordingly, the Company only applies a valuation allowance on the deferred tax assets relating to capital loss carryforwards, investments and foreign operating loss carryforwards due to limited carryforward periods and the character of such tax attributes. For the year ended October 31, 2009, the valuation allowance decreased by $20.4 million. The decrease was primarily due to the reversal of unrealized capital loss upon acquisition and the release of valuation allowance of foreign tax credits which are now deemed realizable during the carryforward period.

The Company has been examined by the IRS for its domestic federal income tax returns for fiscal years 2003 through 2006. The IRS is contesting the Company’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries. The Company has filed a protest to appeal the amount of proposed

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IRS adjustments in the Revenue Agent’s Report with the Appeals Office of the IRS. The Company believes it is sufficiently reserved for the ultimate settlement amount on this issue. The IRS also notified the Company that it will audit the Company’s fiscal year 2007 and 2008 income tax returns. The IRS may make similar claims against the Company’s transfer pricing arrangements in future examinations. In May 2006, the Franchise Tax Board notified the Company that its California income tax returns for the years ended October 25, 2003 and October 30, 2004 were subject to audit. The IRS and Franchise Tax Board audits are still ongoing and the Company believes its reserves are adequate to cover any potential assessments that may result from these examinations.

In February 2009, the IRS commenced an examination of Foundry’s federal income tax returns for the years ended December 31, 2006 and 2007. The Company has tentatively agreed with the proposed adjustments, but the audit is still ongoing. The Company believes its reserves are adequate to cover any potential assessments that may result from this examination.

For the year ended October 31, 2009, the Company recorded income tax expense of $10.6 million primarily as a result of foreign taxes, change in uncertain tax positions related to the ongoing IRS examination, and an increase in research and development credits. For the year ended October 25, 2008, the Company recorded income tax benefit of $137.1 million primarily as a result of the release of the valuation allowance.

Of the total tax benefits (detriments) resulting from the exercise of employee stock options and employee participation in the Company’s equity compensation plans, the amounts recorded to stockholders’ equity were approximately $(0.8) million in fiscal year 2009, $18.6 million in fiscal year 2008 and $(0.1) million in fiscal year 2007.

As of October 31, 2009, the Company had federal net operating loss carryforwards of $885.8 million, California state net operating loss carryforwards of $156.6 million and other significant states net operating loss carryforwards of approximately $195.7 million. Additionally, the Company had $94.2 million of federal tax credits and $123.1 million of state tax credits. The federal net operating loss and other tax credit carryforwards expire on various dates between 2018 through 2029. The state net operating loss and credit carryforwards expire on various dates between 2009 through 2029. Under the current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by statute or upon the occurrence of certain events, including significant changes in ownership interests.

As a result of the McDATA and Foundry acquisitions, all the tax attributes from both companies are subject to an annual limitation, but the Company expects to use all the tax attributes before expiration.

15. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Currently, the CODM is the Chief Executive Officer.

As a result of the Foundry acquisition during the first quarter of fiscal year 2009, Brocade reorganized into four operating segments, of which two are individually reportable segments: Data Storage and Global Services; and two, IP Layer 2-3 and IP Layer 4-7/ADP, are combined into one reportable segment: Ethernet Products. The objective of this new organization is to enable the Company to more effectively focus on growth opportunities, while being well-positioned to more rapidly scale and accommodate new business opportunities, including

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

potential future acquisitions. These segments are organized principally by product category. The types of products and services from which each reportable segment derives its revenues are as follows:

•

Data Storage encompasses the SAN business, which includes infrastructure products and solutions including directors, switches, routers, fabric-based software applications, distance/extension products, as well as management applications and utilities to centralize data management. Data Storage also includes the server portfolio, which is comprised of host bus adapters, converged network adapters, mezzanine cards, as well as SAN switch modules for bladed servers. Prior to fiscal year 2009, the SAN business was referred to as Data Center Infrastructure and the server portfolio that is now included in Data Storage was referred to as Server Edge and Storage;

•

Ethernet Products includes Open Systems Interconnection Reference Model (“OSI”) Layer 2-3 switches and routers which enable efficient use of bandwidth-intensive network business applications and digital entertainment on both local area networks and wide area networks, OSI Layer 4–7 switches which allow enterprises and service providers to build highly available network infrastructures that efficiently direct the flow of traffic, and file area network products and associated management solutions; and

•

Global Services include break/fix maintenance, extended warranty, installation, consulting, network management, related software maintenance and support revenue, and telecommunications services. Prior to fiscal year 2009, the Global Services operating segment was referred to as Services, Support and Solutions.

Financial decisions and the allocation of resources are based on the information from the Company’s internal management reporting system. At this point in time, the Company does not track all of its assets by operating segments. The majority of the Company’s assets as of October 31, 2009, October 25, 2008 and October 27, 2007 were attributable to its United States operations.

Fiscal years 2008 and 2007 segment results have been conformed to the new measurements of segment financial reporting implemented in the first quarter of fiscal year 2009. Summarized financial information by reportable segment for the years ended October 31, 2009, October 25, 2008 and October 27, 2007, based on the internal management reporting system, is as follows (in thousands):

	Data Storage	Ethernet Products	Global Services	Total
Fiscal year ended October 31, 2009
Net revenues	$1,191,077	$424,434	$337,415	$1,952,926
Cost of revenues	467,496	271,858	180,072	919,426

Gross margin	$723,581	$152,576	$157,343	$1,033,500

Fiscal year ended October 25, 2008
Net revenues	$1,224,156	$6,581	$236,200	$1,466,937
Cost of revenues	449,045	10,805	146,715	606,565

Gross margin (loss)	$775,111	$(4,224)	$89,485	$860,372

Fiscal year ended October 27, 2007
Net revenues	$1,063,776	$12,753	$160,334	$1,236,863
Cost of revenues	465,594	5,383	104,474	575,451

Gross margin	$598,182	$7,370	$55,860	$661,412

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic information for the years ended October 31, 2009, October 25, 2008 and October 27, 2007 is presented below (in thousands):

	Fiscal Year Ended
	October 31, 2009	October 25, 2008	October 27, 2007
Net revenues:
North America (principally the United States)	$1,300,642	$952,357	$753,398
Europe, the Middle East and Africa	451,002	359,678	363,211
Asia Pacific	141,511	116,925	73,584
Japan	59,771	37,977	46,670

Total net revenues	$1,952,926	$1,466,937	$1,236,863

16. Gain (Loss) on Sale of Investments, net, and Loss on Impairment of Portfolio Investments

The Company had an immaterial loss on sale of investments for the year ended October 31, 2009. For the year ended October 25, 2008, the Company had $6.9 million in net loss on sale of investments primarily due to the sale of the Company’s equity investment in a publicly traded company. The Company also determined that the declines in the fair value for certain of its portfolio investments primarily associated with non-marketable investments were other-than-temporary due to the significant deterioration of the financial condition of the investees. As a result, for the year ended October 25, 2008, the Company recorded impairment charges of $8.8 million. For the year ended October 27, 2007, the Company had $13.2 million in net gain on sale of investments due to the disposition of marketable strategic investments at amounts above the carrying value. The carrying value of the Company’s equity investments in non-publicly traded companies at October 31, 2009, October 25, 2008 and October 27, 2007 was $6.8 million, $6.8 million and $5.0 million, respectively.

17. Net Income (Loss) per Share

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Fiscal Year Ended
	October 31, 2009	October 25, 2008	October 27, 2007
Basic net income (loss) per share
Net income (loss)	$(76,585)	$167,070	$76,872

Weighted-average shares of common stock outstanding	398,948	375,520	365,206
Less: Weighted-average shares of common stock subject to repurchase	—	(217)	(3,136)

Weighted-average shares used in computing basic net income (loss) per share	398,948	375,303	362,070
Basic net income (loss) per share	$(0.19)	$0.45	$0.21

Diluted net income (loss) per share
Net income (loss)	$(76,585)	$167,070	$76,872
Interest on convertible subordinated debt, net of income tax effect	—	2,487	908

Net income (loss), as adjusted	(76,585)	169,557	77,780

Weighted-average shares used in computing basic net income (loss) per share	398,948	375,303	362,070
Dilutive potential common shares	—	19,400	15,488

Weighted-average shares used in computing diluted net income (loss) per share	398,948	394,703	377,558
Diluted net income (loss) per share	$(0.19)	$0.43	$0.21

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended October 31, 2009, October 25, 2008 and October 27, 2007, potential common shares in the form of stock options to purchase 68.7 million, 17.5 million and 11.2 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted net income (loss) per share. For the years ended October 31, 2009, October 25, 2008 and October 27, 2007, potential common shares in the form of stock awards to purchase 17.0 million, 1.2 million and 0.1 million weighted-average shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted net loss per share.

As the Company was in a net loss position for the year ended October 31, 2009, there was no dilutive impact of potential common shares associated with stock options and stock awards, by application of the treasury stock method. The dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, for the years ended October 25, 2008 and October 27, 2007 was 5.0 million and 9.9 million, respectively. The dilutive impact of potential common shares associated with stock awards, by application of the treasury stock method, for the years ended October 25, 2008 and October 27, 2007 was 1.6 million and 3.2 million, respectively. In addition, for the year ended October 31, 2009, potential common shares resulting from the potential conversion, on a weighted-average basis, of the Company’s convertible subordinated debt of 12.1 million common shares were antidilutive and therefore not included in the computation of diluted net loss per share. However, for both the years ended October 25, 2008 and October 27, 2007, potential common shares resulting from the potential conversion, on a weighted-average basis, of the Company’s convertible subordinated debt of 12.1 million common shares were dilutive and therefore included in the computation of diluted net income per share.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

QUARTERLY SUMMARY

(Unaudited)

	Three Months Ended
	January 24, 2009	May 2, 2009	August 1, 2009	October 31, 2009 (1)	January 26, 2008	April 26, 2008	July 26, 2008	October 25, 2008
	(In thousands, except per share and stock price amounts)
Quarterly Data:
Net revenues	$431,591	$506,300	$493,280	$521,755	$347,849	$354,895	$365,696	$398,498
Gross margin	$242,415	$259,793	$260,445	$270,847	$196,577	$205,453	$213,205	$245,137
Income (loss) from operations	$22,029	$(61,920)	$21,076	$47,068	$45,263	$(111,200)	$44,424	$50,262
Net income (loss)	$(26,031)	$(63,118)	$(21,033)	$33,597	$19,845	$91,378	$20,266	$35,581
Per share amounts:
Basic	$(0.07)	$(0.16)	$(0.05)	$0.08	$0.05	$0.24	$0.05	$0.10
Diluted	$(0.07)	$(0.16)	$(0.05)	$0.07	$0.05	$0.23	$0.05	$0.09
Shares used in computing per share amounts:
Basic	376,202	387,143	406,916	425,530	383,194	374,827	371,345	371,845
Diluted	376,202	387,143	406,916	492,174	403,279	393,471	392,586	389,477
Closing prices:
High	$4.22	$5.93	$8.81	$9.61	$9.54	$8.17	$9.09	$7.58
Low	$2.74	$2.11	$5.53	$7.26	$6.15	$6.31	$6.47	$2.85

(1)	In the second, third and fourth quarters of fiscal year 2009, the Company recorded certain immaterial adjustments related to prior periods.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures are operating effectively such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our management’s assessment, we believe that, as of October 31, 2009, our internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of October 31, 2009 has been audited by KPMG LLP, Brocade’s independent registered public accounting firm, as stated in their report which is included on page 110 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Brocade Communications Systems, Inc.:

We have audited Brocade Communications Systems, Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brocade Communications Systems, Inc. and subsidiaries as of October 31, 2009 and October 25, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2009, and our report dated December 14, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California

December 14, 2009

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2010 Annual Meeting of Stockholders (the “Proxy Statement”).

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

The Board of Directors has adopted a Code of Ethics for Principal Executive and Senior Financial Officers (the “Code of Ethics”), which applies to the Company’s Chief Executive Officer, Chief Financial Officer and any other principal financial officer, controller and any other principal accounting officer, and any other person performing similar functions. The Code of Ethics is available on the Company’s Web site at www.brocade.com in the “Corporate Governance” section of its investor relations webpage. The Company will also provide a copy of the Code of Ethics upon request made by email to ir@brocade.com or in writing to Brocade Communications Systems, Inc., Attention: Investor Relations, 1745 Technology Drive, San Jose, California 95110. The Company will disclose any amendment to the Code of Ethics or waiver of a provision of the Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer and any other principal financial officer, controller and any other principal accounting officer, and any other person performing similar functions, and relate to certain elements of the Code of Ethics, including the name of the officer to whom the waiver was granted, on its Web site at www.brocade.com on its investor relations webpage.

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

The information required by this Item is incorporated by reference from the Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accountants.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Form 10-K:

1.	Financial Statements:

The following financial statements of Brocade Communications Systems, Inc. are filed as a part of this Annual Report.

2.	Financial Statement Schedules:

The following financial statement schedule of Brocade Communications Systems, Inc. for the years ended October 31, 2009, October 25, 2008 and October 27, 2007 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Brocade Communications Systems, Inc.

Schedule II — Valuation and Qualifying Accounts	Page 125

All other schedules have been omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto under Item 8 in Part II of this Form 10-K.

3.	Exhibits:

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Reorganization by and among Brocade, McDATA Corporation and certain other parties dated August 7, 2006 (incorporated by reference to Exhibit 2.1 from Brocade’s Form 8-K filed on August 8, 2006)

2.2	Agreement and Plan of Merger dated as of July 21, 2008 among Brocade Communications Systems, Inc., Falcon Acquisition Sub, Inc. and Foundry Networks, Inc. (incorporated by reference to Exhibit 2.1 from Brocade’s Form 8-K filed on July 24, 2008)

2.3	Amendment No. 1 to Agreement and Plan of Merger dated as of November 7, 2008 among Brocade Communications Systems, Inc., Falcon Acquisition Sub, Inc. and Foundry Networks, Inc. (incorporated by reference to Exhibit 2.2 from Brocade’s Form 8-K filed on November 12, 2008)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)

3.2	Certificates of Correction and Corrected Amended and Restated Certificate of Incorporation effective as of June 1, 2009 (incorporated by reference to Exhibit 3.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended May 2, 2009)

Exhibit Number	Description of Document

3.3	Amended and Restated Bylaws of the Registrant effective as of February 10, 2009 (incorporated by reference to Exhibit 3.2 from Brocade’s Form 8-K filed on February 10, 2009)

3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

3.5	Certificate of Elimination of Series A Participating Preferred Stock of Brocade (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 16, 2007)

4.1	Form of Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

4.2	First Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, Brocade, and Wells Fargo Bank, National Association, as successor in interest to Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)

4.3	Second Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, McDATA Services Corporation, a Minnesota corporation f/k/a Computer Network Technology Corporation, Brocade, and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)

4.4	Indenture dated February 7, 2003 by and among McDATA Corporation and Wells Fargo Bank Minnesota National Association (incorporated by reference to Exhibit 4.4 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)

4.5	Indenture dated February 20, 2002 by and among Computer Network Technology Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)

10.1	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

10.2	Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999 (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended)

10.3	First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000 (incorporated by reference to Exhibit 10.22 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)

10.4	Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000 (incorporated by reference to Exhibit 10.23 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)

10.5	Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000 (incorporated by reference to Exhibit 10.27 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)

10.6†	Purchase Agreement between EMC Corporation and Brocade dated January 25, 2000 (EMC Purchase Agreement) (incorporated by reference to Exhibit 10.29 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)

10.7†	Extension Agreement between EMC Corporation and Brocade dated December 18, 2000 (incorporated by reference to Exhibit 10.23 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)

Exhibit Number	Description of Document

10.8	Extension Agreement between EMC Corporation and Brocade dated November 13, 2002 (incorporated by reference to Exhibit 10.24 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2003)

10.9†	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999 (incorporated by reference to Exhibit 10.24 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)

10.10	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)

10.11†	Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.26 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)

10.12†	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.27 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)

10.13†	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.28 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)

10.14†	Statement of Work #2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.29 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)

10.15	Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000 (incorporated by reference to Exhibit 10.1 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001)

10.16†	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)

10.17†	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)

10.18†	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.37 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)

10.19†	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.36 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)

10.20†	Amendment No. 1 to Statement of Work No. 2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)

10.21	Amendment No. 2 to Statement of Work No. 2 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)

Exhibit Number	Description of Document

10.22†	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 28, 2000 (2000 OEM Purchase Agreement) (incorporated by reference to Exhibit 10.38 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)

10.23†	Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (incorporated by reference to Exhibit 10.39 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)

10.24	Letter Amendment to 2000 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated January 25, 2002 (incorporated by reference to Exhibit 10.40 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)

10.25†	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated April 20, 2001 (2001 OEM Purchase Agreement) (incorporated by reference to Exhibit 10.41 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)

10.26†	Amendment No. 1 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated July 1, 2001 (incorporated by reference to Exhibit 10.42 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)

10.27†	Amendment No. 2 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated November 6, 2001 (incorporated by reference to Exhibit 10.43 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)

10.28†	Amendment No. 3 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated February 1, 2002 (incorporated by reference to Exhibit 10.44 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)

10.29†	Amendment No. 4 to 2001 OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated June 5, 2002 (incorporated by reference to Exhibit 10.45 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)

10.30†	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.48 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)

10.31†	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPI Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.49 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.32	Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (incorporated by reference to Exhibit 10.50 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.33†	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003 (incorporated by reference to Exhibit 10.51 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.34†	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.52 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.35	Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.53 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)

Exhibit Number	Description of Document

10.36†	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.54 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.37†	Amendment No. 2 to EMC Purchase Agreement between Brocade and EMC dated February 18, 2003 (incorporated by reference to Exhibit 10.55 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.38†	Amendment No. 3 to EMC Purchase Agreement between Brocade and EMC dated July 30, 2003 (incorporated by reference to Exhibit 10.56 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 25, 2003)

10.39†	Amendment #10 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.55 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)

10.40†	Amendment #11 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.56 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)

10.41†	Amendment #14 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.59 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)

10.42†	Statement of Work #3 between International Business Machines Corporation and Brocade dated December 15, 2003 (incorporated by reference to Exhibit 10.60 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)

10.43†	Amendment No. 4 to EMC Purchase Agreement between Brocade and EMC dated October 29, 2003 (incorporated by reference to Exhibit 10.61 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)

10.44	Third Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 30, 2000 (incorporated by reference to Exhibit 10.62 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)

10.45	Fourth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.63 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)

10.46	Fifth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.64 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)

10.47	Sixth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.65 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)

10.48	Real Estate Sale and Lease Termination Agreement between EOP-Skyport I, LLC and Brocade effective November 18, 2003 (incorporated by reference to Exhibit 10.66 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)

10.49	Grant Deed from EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003 (incorporated by reference to Exhibit 10.67 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)

10.50	Fourth Amendment to the Skyport Plaza Declaration of Common Easements, Covenants, Conditions and Restrictions dated October 18, 2003 (incorporated by reference to Exhibit 10.68 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)

Exhibit Number	Description of Document

10.51	Guaranty of Brocade Communications Systems, Inc. to EOP Skyport I, L.L.C dated November 18, 2003 (incorporated by reference to Exhibit 10.69 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)

10.52	Right of First Offer Agreement between EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003 (incorporated by reference to Exhibit 10.70 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)

10.53†	Amendment #15 dated March 26, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.71 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004)

10.54†	Amendment No. 6 dated April 27, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.72 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004)

10.55†	Amendment No. 5 dated May 4, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.73 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004)

10.56†	Amendment #1 dated May 12, 2004 to Statement of Work #3 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.76 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004)

10.57†	Amendment #18 dated October 5, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.77 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)

10.58†	Amendment No. 7 dated July 28, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.78 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)

10.59†	Amendment No. 8 dated November 1, 2004 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.79 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)

10.60†	Amendment #1 dated November 2, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.80 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)

10.61†	Amendment #2 dated October 27, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.81 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)

10.62*	Employment Letter for Michael Klayko (incorporated by reference to Exhibit 10.85 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)

10.63*	Employment Letter for Don Jaworski (incorporated by reference to Exhibit 10.86 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)

10.64†	Amendment #19 dated January 28, 2005 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.88 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 29, 2005)

10.65†	Amendment #3 dated November 22, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.89 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 29, 2005)

Exhibit Number	Description of Document

10.66†	Amendment #10 dated March 20, 2005 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 30, 2005)

10.67†	Amendment #11 dated March 25, 2005 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 30, 2005)

10.68*	Senior Leadership Plan as amended and restated as of November 16, 2007 (incorporated by reference to Exhibit 10.1 from Brocade’s current report on Form 8-K as filed on November 21, 2007)

10.69†	Amendment #21 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated June 28, 2005 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)

10.70†	Amendment #13 dated July 12, 2005 to EMC Purchase Agreement between Brocade and EMC (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)

10.71*	Amended and Restated Employee Stock Purchase Plan and related forms of agreements (incorporated by reference to Exhibit 10.7 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)

10.72*	Amended and Restated 1999 Nonstatutory Stock Option Plan and related forms of agreements (incorporated by reference to Exhibit 10.8 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)

10.73*	Employment Letter for Ian Whiting dated May 1, 2005 (incorporated by reference to Exhibit 10.92 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)

10.74†	Amendment #22 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.93 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)

10.75†	Amendment #6 to Statement of Work No. 3 between International Business Machines Corporation and Brocade dated September 13, 2005 (incorporated by reference to Exhibit 10.94 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)

10.76†	Statement of Work No. 4 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.95 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)

10.77†	Amendment #14 dated October 24, 2005 to EMC Purchase Agreement between Brocade and EMC dated January 25, 2000 (incorporated by reference to Exhibit 10.96 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)

10.78	Tolling Agreement dated as of January 1, 2006 between Gregory L. Reyes and Brocade, David House, William Krause, Nicholas Moore, William O’Brien, Christopher Paisley, Larry Sonsini, Seth Neiman, Neal Dempsey and Sanjay Vaswani (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 28, 2006)

10.79	Notice of partial termination of Tolling Agreement dated September 11, 2006 (incorporated by reference to Exhibit 10.80 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)

10.80†	Amendment #23 dated December 15, 2005 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 28, 2006)

Exhibit Number	Description of Document

10.81	Amendment #24 dated December 15, 2005 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 28, 2006)

10.82†	Amendment #4 dated January 20, 2006 to the OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)

10.83†	Amendment No. 12 to the OEM Purchase Agreement dated January 25, 2000 (effective as of January 31, 2006) by and among Brocade, Brocade Communications Switzerland SarL, and EMC Corporation (incorporated by references to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)

10.84†	Amendment #25 effective April 14, 2006 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)

10.85†	Amendment #4 dated March 30, 2006 to the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)

10.86†	Amendment #1 to Statement of Work No. 4 between International Business Machines Corporation and Brocade effective May 31, 2006 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 29, 2006)

10.87†	Amendment #7 to Statement of Work No. 3 between International Business Machines Corporation and Brocade dated July 19, 2006 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 29, 2006)

10.88†	Amendment #26 dated September 19, 2006 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.103 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)

10.89†	Amendment #27 dated October 3, 2006 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.104 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)

10.90†	Amendment #6 effective as of August 4, 2006 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.105 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)

10.91†	Amendment #7 dated August 4, 2006 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.106 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)

10.92†	Amendment #28 dated January 2, 2007 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 27, 2007)

10.93	Guaranty by Brocade dated January 29, 2007 related to the Indenture dated February 7, 2003 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 28, 2007)

10.94	Guaranty by Brocade dated January 29, 2007 related to the Indenture dated February 20, 2002 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 28, 2007)

Exhibit Number	Description of Document

10.95†	Statement of Work #5 dated April 2, 2007 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 28, 2007)

10.96†	Amendment #29 dated March 19, 2007 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.6 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 28, 2007)

10.97†	Amendment #19 dated April 26, 2007 to Purchase Agreement between EMC and Brocade (incorporated by reference to Exhibit 10.7 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 28, 2007)

10.98*	Amended and Restated Change of Control Retention Agreement between Brocade and Michael Klayko effective May 11, 2007 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)

10.99*	Form of Amended and Restated Change of Control Retention Agreement effective May 11, 2007 between Brocade and each of Richard Deranleau, T.J. Grewal, Don Jaworski, Luc Moyen, Tyler Wall and Ian Whiting (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)

10.100†	Statement of Work #6 dated May 6, 2007 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)

10.101†	Amendment #5, dated April 20, 2007 to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.116 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)

10.102†	Amendment #8, dated September 6, 2007 to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.117 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)

10.103†	Statement of Work #7, dated October 1, 2007 to Goods Agreement between International Business Machines and Brocade (incorporated by reference to Exhibit 10.118 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)

10.104†	Amendment Number 1 dated November 1, 2007 to SOW #6 of the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 26, 2008)

10.105†	Ninth Amendment, dated November 5, 2007 to OEM Purchase Agreement dated December 16, 2002 between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 26, 2008)

10.106†	Amendment #10 dated November 21, 2007 to Statement of Work to Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 26, 2008)

10.107†	Tenth Amendment, dated December 21, 2007 to OEM Purchase Agreement dated December 16, 2002 between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 26, 2008)

10.108†	Amendment Number 31 dated December 30, 2007 to Statement of Work #1 to Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 26, 2008)

Exhibit Number	Description of Document

10.109†	Amendment Number 32 dated January 22, 2008 to Statement of Work #1 to Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.6 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 26, 2008)

10.110*	1999 Director Plan as amended and restated April 10, 2008 and related forms of agreements, as amended (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 26, 2008)

10.111*	1999 Stock Plan as amended and restated November 27, 2006 and related forms of agreements, as amended (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 26, 2008)

10.112†	OEM Purchase Agreement dated May 20, 2008 between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 26, 2008)

10.113†	Amendment Number 11 dated April 28, 2008 to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 26, 2008)

10.114†	Amendment Number 2 to Statement of Work #6, dated May 12, 2008 to OEM Purchase Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 26, 2008)

10.115†	Amendment Number 33 to Statement of Work #1, dated April 24, 2008 to OEM Purchase Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 26, 2008)

10.116†	Purchase and Sale Agreement and Escrow Instruction dated April 24, 2008 between MFP/Hunter@First Office Partners, LLC and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 26, 2008)

10.117†	Development Services Agreement dated May 22, 2008 between MFP/Hunter@First Development Partners, LLC and Brocade (incorporated by reference to Exhibit 10.6 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 26, 2008)

10.118	Voting Agreement dated as of July 21, 2008, between Bobby R. Johnson, Jr. and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on July 24, 2008)

10.119	Commitment letter dated as of July 21, 2008 with Bank of America, N.A., Banc of America Bridge LLC and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 99.1 from Brocade’s Form 8-K filed on August 14, 2008)

10.120	Stock Purchase Plan and Agreement dated as of August 13, 2008 between Morgan Stanley & Co. Incorporated and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.120 from Brocade’s annual report on Form 10-K filed on December 15, 2008)

10.121†	Credit Agreement, dated as of October 7, 2008, among the lenders party thereto, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Morgan Stanley Senior Funding, Inc., as syndication agent, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, HSBC Bank USA National Association and Keybank National Association, as co-documentation agents and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on October 14, 2008)

Exhibit Number	Description of Document

10.122†	Amendment Number 34 dated June 23, 2008 to Statement of Work #1 to Goods Agreement between International Business Machines Corporation and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.122 from Brocade’s annual report on Form 10-K filed on December 15, 2008)

10.123†	Amendment Number 35 dated September 8, 2008 to Statement of Work #1 to Goods Agreement between International Business Machines Corporation and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.123 from Brocade’s annual report on Form 10-K filed on December 15, 2008)

10.124†	Amendment Number 12 dated August 21, 2008 to Statement of Work #3 to Goods Agreement between International Business Machines Corporation and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.124 from Brocade’s annual report on Form 10-K filed on December 15, 2008)

10.125†	Amendment Number 1 dated July 10, 2008 to Statement of Work #7 to Goods Agreement between International Business Machines Corporation and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.125 from Brocade’s annual report on Form 10-K filed on December 15, 2008)

10.126*	Amended and Restated Senior Leadership Plan, dated December 19, 2008 (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on December 23, 2008)

10.127†	Amendment Number 1 dated January 9, 2009 to OEM Purchase and License Agreement between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q filed on February 25, 2009)

10.128†	Amendment Number 36 dated November 1, 2008 to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q filed on February 25, 2009)

10.129†	Amendment Number 2 dated October 29, 2008 to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q filed on February 25, 2009)

10.130†	Amendment Number 13 dated December 16, 2008 to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q filed on February 25, 2009)

10.131	Lease Agreement dated September 28, 1999, between Foundry Networks, Inc. and Legacy Partners Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002 (incorporated by reference to Exhibit 10.6 from Brocade’s quarterly report on Form 10-Q filed on February 25, 2009)

10.132	Sublease Agreement dated March 25, 2005, between Foundry Networks, Inc. and Hyperion Solutions Corporation, for offices located at 4980 Great America Parkway, Santa Clara, CA 95054 (incorporated by reference to Exhibit 10.7 from Brocade’s quarterly report on Form 10-Q filed on February 25, 2009)

10.133	First Amendment to Lease Agreement between Foundry Networks, Inc. and WIX/NSJ Real Estate Limited Partnership dated February 16, 2000 (incorporated by reference to Exhibit 10.8 from Brocade’s quarterly report on Form 10-Q filed on February 25, 2009)

10.134	Second Amendment to Lease Agreement between Foundry Networks, Inc. and WIX/NSJ Real Estate Limited Partnership dated July 28, 2005 (incorporated by reference to Exhibit 10.9 from Brocade’s quarterly report on Form 10-Q filed on February 25, 2009)

Exhibit Number	Description of Document

10.135	Third Amendment to Lease Amendment between Foundry Networks, Inc. and Bixby Technology Center, LLC dated December 14, 2007 (incorporated by reference to Exhibit 10.10 from Brocade’s quarterly report on Form 10-Q filed on February 25, 2009)

10.136††	Amendment Number 12 dated March 11, 2009, with an effective date of February 28, 2008, to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q filed on June 4, 2009)

10.137††	Amendment Number 13 dated March 14, 2009, with an effective date of March 6, 2009, to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q filed on June 4, 2009)

10.138††	Amendment Number 14 dated March 14, 2009, with an effective date as of October 24, 2008, to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q filed on June 4, 2009)

10.139††	Statement of Work #8, dated April 1, 2009, to Goods Agreement between International Business Machines and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q filed on June 4, 2009)

10.140*	2009 Stock Plan and related forms of agreements (incorporated by reference to Exhibit 10.1 from Brocade’s current report on Form 8-K filed on April 27, 2009)

10.141*	2009 Director Plan and related forms of agreements (incorporated by reference to Exhibit 10.6 from Brocade’s quarterly report on Form 10-Q filed on June 4, 2009)

10.142*	2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 from Brocade’s current report on Form 8-K filed on April 27, 2009)

10.143†	Amendment Number 15 dated May 11, 2009, with an effective date of February 1, 2009, to the Product Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q filed on August 31, 2009)

10.144†	Amendment Number 37 dated June 22, 2009, with an effective date of June 19, 2008 [sic], to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q filed on August 31, 2009)

10.145†	Amendment Number 14 dated June 10, 2009 to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q filed on August 31, 2009)

10.146†	Amendment Number 15 dated June 23, 2009 to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q filed on August 31, 2009)

10.147†	Amendment Number 3 dated June 8, 2009, with an effective date of June 5, 2009, to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q filed on August 31, 2009)

10.148**	Amendment Number 5 dated August 3, 2009 to the Goods Agreement between IBM and Brocade

10.149**/††	Amendment Number 38 dated September 19, 2009 to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade

10.150**/††	Amendment Number 16 dated September 10, 2009, with an effective date of September 18, 2009, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade

Exhibit Number	Description of Document

10.151**/††	Amendment Number 17 dated October 30, 2009, with an effective date of October 28, 2009, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade

10.152**	Amendment Number 4 dated September 22, 2009 to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade

10.153**/††	Amendment Number 5 dated September 15, 2009 to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade

10.154**/††	Amendment Number 1 dated October 3, 2009 to Statement of Work Number 8 of the Goods Agreement between IBM and Brocade

10.155**/††	Amendment Number 2 dated October 13, 2009 to Statement of Work Number 8 of the Goods Agreement between IBM and Brocade

10.156**/††	Amendment Number 3 dated October 1, 2009 to Statement of Work Number 8 of the Goods Agreement between IBM and Brocade

10.157*	Executive Leadership Plan (formerly Senior Leadership Plan), as amended as of December 3, 2009 (incorporated by reference to Exhibit 10.1 from Brocade’s current report on Form 8-K filed on December 9, 2009)

10.158*	Form of Restricted Stock Unit Agreement (Market Stock Units) under the 2009 Stock Plan (incorporated by reference to Exhibit 10.2 from Brocade’s current report on Form 8-K filed on December 9, 2009)

12.1**	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Independent Registered Public Accounting Firm

24.1**	Power of attorney (see signatures page)

31.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
**	Filed herewith.
†	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.
††	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

(b) Exhibits

See Exhibit Index included in Item 15(a) of this Form 10-K.

(c) Financial Statement Schedules

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended October 31, 2009, October 25, 2008 and October 27, 2007

Description	Balance at Beginning of Period	Additions Charged to Revenues	Deductions*	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
2009	$675	$4,246	$(967)	$3,954
2008	$2,430	$361	$(2,116)	$675
2007	$694	$2,656	$(920)	$2,430
Sales allowances:
2009	$4,369	$17,183	$(12,933)	$8,619
2008	$4,075	$6,253	$(5,959)	$4,369
2007	$4,148	$2,745	$(2,818)	$4,075

*	Deductions related to the allowance for doubtful accounts and sales allowances represent amounts written off against the allowance less recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brocade Communications Systems, Inc.

December 14, 2009	By:	/S/ MICHAEL KLAYKO
Michael Klayko
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Klayko and Richard Deranleau, and each of them, his and her true and lawful attorneys-in-fact, each with full power of substitution, for him and her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL KLAYKO Michael Klayko	Director and Chief Executive Officer (Principal Executive Officer)	December 14, 2009

/S/ RICHARD DERANLEAU Richard Deranleau	Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)	December 14, 2009

/S/ DAVID L. HOUSE David L. House	Chairman of the Board of Directors	December 14, 2009

/S/ JUDY BRUNER Judy Bruner	Director	December 14, 2009

/S/ RENATO DIPENTIMA Renato DiPentima	Director	December 14, 2009

/S/ ALAN EARHART Alan Earhart	Director	December 14, 2009

/S/ JOHN GERDELMAN John Gerdelman	Director	December 14, 2009

/S/ GLENN JONES Glenn Jones	Director	December 14, 2009

/S/ L. WILLIAM KRAUSE L. William Krause	Director	December 14, 2009

/S/ SANJAY VASWANI Sanjay Vaswani	Director	December 14, 2009