Form 10-Q
period 2010-01-30
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2010-03-02
CIK 1009626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of February 22, 2010 was 445,131,939 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED January 30, 2010

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and future results. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, debt repayments or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending litigation, including claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “assumes,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which Brocade operates, and the beliefs and assumptions of management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below under “Part II - Other Information, Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Further, Brocade undertakes no obligation to revise or update any forward-looking statements for any reason.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	January 30, 2010	January 24, 2009 (1)
	(In thousands, except per share amounts)
Net revenues
Product	$449,086	$362,600
Service	90,406	68,991

Total net revenues	539,492	431,591
Cost of revenues
Product	192,572	151,191
Service	49,477	37,985

Total cost of revenues	242,049	189,176

Gross margin
Product	256,514	211,409
Service	40,929	31,006

Total gross margin	297,443	242,415
Operating expenses:
Research and development	90,081	68,451
Sales and marketing	90,366	73,166
General and administrative	16,239	18,388
Legal fees associated with indemnification obligations and other related costs	301	19,299
Amortization of intangible assets	17,052	13,229
Acquisition and integration costs	204	953
In-process research and development	—	26,900

Total operating expenses	214,243	220,386

Income from operations	83,200	22,029
Interest income and other loss, net	72	(3,811)
Interest expense	(22,073)	(23,279)
Loss on sale of investments and property, net	(8,828)	(864)

Income (loss) before provision for income taxes	52,371	(5,925)
Income tax provision	1,276	17,973

Net income (loss)	$51,095	$(23,898)

Net income (loss) per share — basic	$0.12	$(0.06)

Net income (loss) per share — diluted	$0.11	$(0.06)

Shares used in per share calculation — basic	439,080	376,202

Shares used in per share calculation — diluted	484,262	376,202

(1)	As adjusted due to changes to the accounting for convertible debt instruments. See Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 30, 2010	October 31, 2009 (1)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$496,583	$334,193
Short-term investments	4,533	4,678
Restricted cash	12,500	12,502

Total cash, cash equivalents, short-term investments and restricted cash	513,616	351,373
Accounts receivable, net of allowances of $11,545 and $12,573 at January 30, 2010 and October 31, 2009, respectively	276,671	297,819
Inventories	72,753	72,152
Deferred tax assets	75,691	84,629
Prepaid expenses and other current assets	61,874	79,302

Total current assets	1,000,605	885,275
Property and equipment, net	439,642	442,408
Goodwill	1,658,060	1,659,934
Intangible assets, net	435,970	470,872
Non-current deferred tax assets	196,230	184,713
Other assets	46,283	28,218

Total assets	$3,776,790	$3,671,420

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$139,186	$181,249
Accrued employee compensation	101,838	160,832
Deferred revenue	175,851	174,870
Current liabilities associated with facilities lease losses	9,474	10,769
Revolving credit facility	14,050	14,050
Current portion of term loan	18,539	38,822
Convertible subordinated debt	172,015	169,332
Other accrued liabilities	114,958	105,263

Total current liabilities	745,911	855,187
Term loan, net of current portion	376,184	860,114
Senior Secured Notes	595,070	—
Non-current liabilities associated with facilities lease losses	8,983	10,150
Non-current deferred revenue	60,528	60,575
Non-current income tax liability	89,729	92,276
Other non-current liabilities	15,528	15,114

Total liabilities	1,891,933	1,893,416

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 443,451 and 433,988 shares at January 30, 2010 and October 31, 2009, respectively	443	434
Additional paid-in capital	1,962,279	1,901,238
Accumulated other comprehensive loss	(11,212)	(5,920)
Accumulated deficit	(66,653)	(117,748)

Total stockholders’ equity	1,884,857	1,778,004

Total liabilities and stockholders’ equity	$3,776,790	$3,671,420

(1)	As adjusted due to changes to the accounting for convertible debt instruments. See Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	January 30, 2010	January 24, 2009 (1)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$51,095	$(23,898)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Excess tax detriment from employee stock plans	—	336
Depreciation and amortization	51,012	39,754
Loss on disposal of property and equipment	8,813	558
Amortization of debt issuance costs and original issue discount	6,663	3,545
Net losses on investments and marketable equity securities	168	860
Provision for doubtful accounts receivable and sales allowances	3,043	2,271
Non-cash compensation expense	21,523	18,080
Capitalization of interest cost	(3,315)	(2,043)
In-process research and development	—	26,900
Changes in assets and liabilities, net of acquired assets and assumed liabilities:
Restricted cash	2	—
Accounts receivable	18,104	(12,044)
Inventories	(601)	14,397
Prepaid expenses and other assets	4,982	(2,228)
Accounts payable	(39,735)	(64,080)
Accrued employee compensation	(67,155)	(47,057)
Deferred revenue	935	17,681
Other accrued liabilities	16,036	26,521
Liabilities associated with facilities lease losses	(2,463)	(3,321)
Liability associated with class action lawsuit	—	(160,000)

Net cash provided by (used in) operating activities	69,107	(163,768)

Cash flows from investing activities:
Purchases of short-term investments	(24)	—
Proceeds from maturities and sale of short-term investments	1	136,297
Proceeds from maturities and sale of long-term investments	—	30,058
Proceeds from sale of property	30,185	—
Purchases of property and equipment	(47,317)	(35,818)
Decrease in restricted cash	—	1,075,079
Net cash paid in connection with acquisitions	—	(1,297,482)

Net cash used in investing activities	(17,155)	(91,866)

Cash flows from financing activities:
Payment of senior underwriting fees related to the term loan	—	(30,525)
Payment of principal related to the term loan	(506,545)	—
Proceeds from Senior Secured Notes	587,968	—
Proceeds from issuance of common stock, net	30,031	8,548
Proceeds from revolving credit facility	—	14,050
Excess tax detriment from employee stock plans	—	(336)

Net cash provided by (used in) financing activities	111,454	(8,263)

Effect of exchange rate fluctuations on cash and cash equivalents	(1,016)	51

Net increase (decrease) in cash and cash equivalents	162,390	(263,846)
Cash and cash equivalents, beginning of period	334,193	453,884

Cash and cash equivalents, end of period	$496,583	$190,038

Supplemental schedule of non-cash investing activities:
Fair value of stock options and unvested awards assumed in exchange for acquired Foundry assets	$—	$254,312

(1)	As adjusted due to changes to the accounting for convertible debt instruments. See Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Brocade Communications Systems, Inc. (“Brocade” or the “Company”) has prepared the accompanying financial data as of January 30, 2010 and for the three months ended January 30, 2010 and January 24, 2009, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 31, 2009 Condensed Consolidated Balance Sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

In the opinion of management, all adjustments (which include only normal recurring adjustments, except as otherwise indicated) necessary to present a fair statement of financial position as of January 30, 2010, results of operations for the three months ended January 30, 2010 and January 24, 2009, and cash flows for the three months ended January 30, 2010 and January 24, 2009 have been made. The results of operations for the three months ended January 30, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future period.

The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Fiscal year 2010 is a 52-week fiscal year and fiscal year 2009 was a 53-week fiscal year. The second quarter of fiscal year 2009 consisted of fourteen weeks, which was one week longer than a typical quarter. The Company’s next 14-week quarter will be in the second quarter of fiscal year 2014. The Condensed Consolidated Financial Statements include the accounts of Brocade and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company has evaluated subsequent events through the date that the financial statements were issued on March 2, 2010.

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies for the three months ended January 30, 2010 as compared to those disclosed in Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009, except for the changes in the accounting for convertible debt instruments and revenue recognition as a result of new accounting standards as described below.

Convertible Debt Instruments

In the first quarter of 2010, the Company adopted a new standard that changed the accounting for convertible debt instruments with cash settlement features. As of adoption, this new standard applied to the Company’s convertible subordinated debt (see Note 9, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). Under the previous standard, the convertible subordinated debt was recognized entirely as a liability. In accordance with adopting this new standard, Brocade retrospectively recognized both a liability and an equity component of the convertible subordinated debt at fair value. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component, which is the value of the conversion feature at issuance, is recognized as the difference between the proceeds from the issuance of the convertible subordinated debt and the fair value of the liability component, after adjusting for the deferred tax impact. The convertible subordinated debt was issued at a coupon rate of 2.25%, which was below that of a similar instrument that does not have a conversion feature (8.75%). Therefore, the valuation of the debt component, using the income approach, resulted in a debt discount. The debt discount is reduced over the expected life of the debt, which is also the stated life of the debt. For additional discussion, see Note 9, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As a result of applying this new standard retrospectively to all periods presented, the Company recognized the following incremental effects on individual line items on the Condensed Consolidated Statements of Operations (in thousands, expect per share amounts):

	Three Months Ended January 24, 2009
	Before Adoption	Adjustments	After Adoption
Interest expense	$(21,357)	$(1,922)	$(23,279)
Income tax provision	$22,028	$(4,055)	$17,973
Net loss	$(26,031)	$2,133	$(23,898)
Net loss per share - basic	$(0.07)	$0.01	$(0.06)
Net loss per share - diluted	$(0.07)	$0.01	$(0.06)

In addition, the Company recognized the following incremental effects on individual line items on the Condensed Consolidated Balance Sheets (in thousands):

	As of October 31, 2009
	Before Adoption	Adjustments	After Adoption
Goodwill	$1,648,217	$11,717	$1,659,934
Non-current deferred tax assets	$185,713	$(1,000)	$184,713
Convertible subordinated debt	$171,822	$(2,490)	$169,332
Additional paid-in capital	$1,872,050	$29,188	$1,901,238
Accumulated deficit	$(101,767)	$(15,981)	$(117,748)

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•

require an entity to allocate revenue in an arrangement using estimated selling price (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence (“TPE”) of selling price; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The Company elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal year 2010 on a prospective basis for applicable transactions originating or materially modified after October 31, 2009.

Multiple-element arrangements. The Company’s multiple-element product offerings include networking hardware with embedded software products and support, which are considered separate units of accounting. For certain of the Company’s products, software and non-software components function together to deliver the tangible product’s essential functionality. The Company allocates revenue to each element in a multiple-element arrangement based upon their relative selling price. When applying the relative selling price method, the Company determines the selling price for each deliverable using VSOE of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, the Company uses its best estimate of selling price for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each element.

Consistent with its methodology under previous accounting guidance, the Company determines VSOE based on its normal pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical stand-alone transactions falling within ±15% of the median rates. For post-contract customer support (“PCS”), however, the Company considers stated renewal rates in determining VSOE.

        In certain limited instances, the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to the Company infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE cannot be established, the Company attempts to establish selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

When the Company is unable to establish selling price using VSOE or TPE, the Company uses ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. ESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.

The Company determines ESP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. The determination of ESP is made through consultation with and formal approval by the Company’s management, taking into consideration the go-to-market strategy.

The Company regularly reviews VSOE, TPE and ESP and maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the three months ended January 30, 2010 nor does the Company expect a material impact in the near term from changes in VSOE, TPE or ESP.

Total net revenues as reported and unaudited pro forma total net revenues that would have been reported during the three months ended January 30, 2010, if the transactions entered into or materially modified after October 31, 2009 were subject to previous accounting guidance, are shown in the following table (in thousands):

	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect
Total net revenues for the three months ended January 30, 2010	$539,492	$536,626

The impact to total net revenues during the three months ended January 30, 2010 of the accounting guidance was primarily to net product revenues. Since the use of the residual method is eliminated under the new accounting standards, any discounts offered by the Company are allocated to all deliverables.

The new accounting standards for revenue recognition if applied in the same manner to the year ended October 31, 2009 would not have had a material impact on total net revenues for that fiscal year. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on total net revenues in periods after the initial adoption when applied to multiple-element arrangements based on current go-to-market strategies due to the existence of VSOE across most of the Company’s product and service offerings.

Business Combinations

In the first quarter of 2010, the Company adopted revised standards for business combinations. These revised standards generally require an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. The revised standards further require that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. These new standards are applicable to the Company beginning in the first quarter of 2010.

Intangible Assets

In the first quarter of 2010, the Company adopted new standards for defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, these new standards require an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value. These new standards are applicable to intangible assets purchased by the Company beginning in the first quarter of 2010.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Cash

During fiscal year 2009, the Company entered into an agreement with one of the defendants in connection with the Special Litigation Committee’s litigation. Under this agreement, the Company received $12.5 million, which was held in restricted cash until certain contingencies pursuant to the agreement were to be removed. On February 3, 2010, these contingencies were satisfied and the restrictions on the cash were removed.

Concentrations

A majority of the Company’s accounts receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of January 30, 2010, three customers accounted for 17%, 17% and 11%, respectively, of total accounts receivable. As of October 31, 2009, two customers accounted for 16% and 11%, respectively, of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances, and other allowances. While the Company has not experienced material credit losses in any of the periods presented, there can be no assurance that the Company will not experience material credit losses in the future, particularly in light of the current economic environment.

For the three months ended January 30, 2010 and January 24, 2009, the same three customers each represented 10% or more of the Company’s total net revenues for a combined total of 54% and 56% of total net revenues, respectively. The Company’s future success depends upon the buying patterns of significant customers, such as companies within the financial services, education and health sectors, the U.S. government or individual agencies within the U.S. government, their response to current and future IT investment trends and the continued demand by such customers for the Company’s products. Delays in or a reduction in IT spending, domestically and/or internationally, could harm the Company’s business, results of operations and financial condition in a number of ways, including longer sales cycles, increased inventory provisions, increased production costs, lowered prices for Brocade’s products and reduced sales volumes. In addition, the loss of any one significant OEM partner, or a decrease in the level of sales to any one significant OEM partner, or unsuccessful quarterly negotiation on key terms, conditions or timing of purchase orders placed during a quarter, would likely cause serious harm to Brocade’s business and financial results.

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

Use of Estimates in Preparation of Condensed Consolidated Financial Statements

The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to sales allowances and programs, bad debts, stock-based compensation, allocation of purchase price allocations, warranty obligations, excess inventory and purchase commitments, restructuring costs, facilities lease losses, impairment of goodwill and intangible assets, litigation, income taxes and investments. Actual results may differ materially from these estimates.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recent Accounting Pronouncements

In January 2010, the FASB issued an update to ASC 820-10 Measuring Liabilities at Fair Values (“ASC 820-10”). The update to ASC 820-10 requires disclosure of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers, and a gross presentation of activity within the Level 3 rollforward, presenting separately information about purchases, sales issuances and settlements. The update to ASC 820-10 will be adopted by the Company in the second quarter of fiscal year 2010, except for the gross presentation of the Level 3 rollforward which will be adopted by the Company in the second quarter of fiscal year 2011. The Company is currently evaluating the impact of the update to ASC 820-10, but does not expect the adoption to have a material impact on its financial position, results of operations, and cash flows.

3. Acquisitions

Foundry Networks, Inc.

On December 18, 2008, the Company completed its acquisition of Foundry Networks, Inc. (“Foundry”) in accordance with the Agreement and Plan of Merger, which the Company entered into on July 21, 2008, as well as with Amendment No. 1 to the Agreement and Plan of Merger, which the Company entered into on November 7, 2008 (as amended, the “Foundry Merger Agreement”). As a result of the merger, Foundry is now a wholly-owned subsidiary of the Company.

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

The Company allocated the total purchase consideration to the net assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date, resulting in initial goodwill of approximately $1,475.6 million, which is not deductible for income tax purposes. The Company also allocated $26.9 million to in-process research and development (“IPR&D”) which was charged to expense at the consummation of the business combination. Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, acquiring a talented workforce, and significant cost-saving opportunities. The allocation of the purchase price reflects various estimates and analyses.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following unaudited pro forma financial information for the three months ended January 24, 2009 presents a summary of the results of operations of the Company assuming the acquisition of Foundry occurred at the beginning of the period presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of the period presented, nor is it indicative of future operating results:

In thousands, except per share amounts	Three Months Ended January 24, 2009 (1)
Total net revenues	$508,638
Pretax income	7,196
Net income	2,416
Basic net income per share	0.01
Diluted net income per share	$0.01

(1)	The unaudited pro forma financial results for the three months ended January 24, 2009 include Brocade’s historical results for the three months ended January 24, 2009, which include Foundry’s results subsequent to December 18, 2008, and Foundry’s historical results for the period October 26, 2008 to December 18, 2008, including amortization for acquired intangible assets, elimination of IPR&D charge and acquisition-related fees, and related tax effects. Brocade’s historical results for the three months ended January 24, 2009 reflect the incremental effects on individual line items on the Condensed Consolidated Statement of Operations as a result of retrospectively applying the new accounting standard for convertible debt instruments (see Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements).

4. Goodwill and Intangible Assets

The following table summarizes the goodwill activity by reportable segment during the three months ended January 30, 2010 (in thousands):

	Data Storage	Ethernet Products	Global Services	Total
Balance at October 31, 2009	$176,989	$1,325,856	$157,089	$1,659,934
Tax and other adjustments (1)	—	(1,874)	—	(1,874)

Balance at January 30, 2010	$176,989	$1,323,982	$157,089	$1,658,060

(1)	The goodwill adjustment of $1.9 million was primarily a result of the tax benefit of stock options exercised from acquired companies.

Intangible assets other than goodwill are amortized over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The following tables present details of the Company’s intangible assets (in thousands, except for useful life):

January 30, 2010	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Tradename	$13,941	$10,918	$3,023	9.97
Core/developed technology	338,158	147,331	190,827	3.45
Customer relationships	364,981	122,861	242,120	3.90

Total intangible assets	$717,080	$281,110	$435,970	3.74

October 31, 2009	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Tradename	$13,941	$9,980	$3,961	8.05
Core/developed technology	338,158	129,843	208,315	3.63
Customer relationships	364,981	106,385	258,596	4.13

Total intangible assets	$717,080	$246,208	$470,872	3.94

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the amortization of intangible assets included on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	January 30, 2010	January 24, 2009
Cost of revenues	$17,850	$11,968
Operating expenses	17,052	13,229

Total	$34,902	$25,197

The following table presents the estimated future amortization of intangible assets as of January 30, 2010 (in thousands):

Fiscal Year	Estimated Future Amortization
2010 (remaining nine months)	$91,970
2011	119,770
2012	107,062
2013	94,057
2014	16,816
Thereafter	6,295

Total	$435,970

5. Balance Sheet Details

The following table provides details of selected balance sheet items (in thousands):

	January 30, 2010	October 31, 2009
Accounts Receivable:
Accounts receivable	$288,216	$310,392
Allowance for doubtful accounts	(3,954)	(3,954)
Sales allowances	(7,591)	(8,619)

Total	$276,671	$297,819

Inventories:
Raw materials	$7,763	$4,605
Finished goods	64,990	67,547

Total	$72,753	$72,152

Property and equipment, net: (1)
Computer equipment and software	$123,607	$122,219
Engineering and other equipment	269,939	258,116
Furniture and fixtures	14,214	14,691
Leasehold improvements	37,465	64,186
Land and building	51,377	81,298
Company campus (2)	254,520	218,797

Subtotal	751,122	759,307
Less: Accumulated depreciation and amortization	(311,480)	(316,899)

Total	$439,642	$442,408

Other accrued liabilities:
Income taxes payable	$3,570	$3,702
Accrued warranty	5,488	5,808
Inventory purchase commitments	20,405	17,011
Accrued sales programs	26,607	13,377
Accrued liabilities	49,492	53,878
Other	9,396	11,487

Total	$114,958	$105,263

(1)	Depreciation expense was approximately $16.1 million and $14.0 million for the three months ended January 30, 2010 and January 24, 2009, respectively.
(2)	In connection with the purchase of the property located in San Jose, California, the Company engaged a third party as development manager to manage the development and construction of improvements on the property, which are still in progress. Included in the Company campus as of January 30, 2010 and October 31, 2009 is $8.0 million that the Company has agreed to pay the developer on May 22, 2011 or earlier if Brocade decides to sell any part of the Company campus project before such date.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Investments and Equity Securities

The following table summarizes the Company’s investments and equity securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
January 30, 2010
Corporate bonds	$4,533	$—	$—	$4,533

Total	$4,533	$—	$—	$4,533

Reported as:
Short-term investments				$4,533
Long-term investments				—

Total				$4,533

October 31, 2009
Corporate bonds	$4,678	$—	$—	$4,678

Total	$4,678	$—	$—	$4,678

Reported as:
Short-term investments				$4,678
Long-term investments				—

Total				$4,678

At January 30, 2010 and October 31, 2009, the Company had no unrealized holding gains/losses on investments. Net unrealized holding losses or gains on investments, if any, are included in accumulated other comprehensive income (loss) in the accompanying Condensed Consolidated Balance Sheets.

7. Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability. The Company applies fair value measurements for both financial and nonfinancial assets and liabilities. The Company has no non-financial assets and liabilities that are required to be measured at fair value on a recurring basis as of January 30, 2010.

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

Level 1: Observable inputs that reflect quoted prices in active markets for identical assets or liabilities. Brocade’s assets utilizing Level 1 inputs include money market funds.

Level 2: Inputs that reflect quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in less active markets, or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Brocade’s assets and liabilities utilizing Level 2 inputs include corporate bonds and derivative instruments, respectively.

Level 3: Unobservable inputs that reflect the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available. Brocade has no assets or liabilities utilizing Level 3 inputs.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Assets measured at fair value on a recurring basis as of January 30, 2010 were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of January 30, 2010	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$104,159	$104,159	$—	$—
Corporate bonds	4,533	—	4,533	—

Total assets measured at fair value	$108,692	$104,159	$4,533	$—

Liabilities:
Derivative liabilities, net	$2,994	$—	$2,994	$—

Total liabilities measured at fair value	$2,994	$—	$2,994	$—

The Company uses a midpoint of the highest bid and lowest offering obtained from market makers to value its corporate bonds. The Company uses observable market prices for comparable instruments to value its derivative instruments.

8. Liabilities Associated with Facilities Lease Losses

The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary. The following table summarizes the activity related to the facilities lease loss reserve, net of expected sublease income (in thousands):

Lease Loss Reserve
Reserve balance at October 31, 2009	$20,919
Cash payments on facilities leases	(2,507)
Non-cash charges and other adjustments, net	45

Reserve balance at January 30, 2010	$18,457

Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2017.

9. Borrowings

Senior Secured Notes

On January 20, 2010, the Company issued $300.0 million aggregate principal amount of its 6.625% Senior Secured Notes due 2018 at an issue price of 99.239% of the principal amount of the notes (the “2018 Notes”) and $300.0 million aggregate principal amount of its 6.875% Senior Secured Notes due 2020 at an issue price of 99.114% of the principal amount of the notes (the “2020 Notes” and, together with the 2018 Notes, the “Notes”), in a private placement to “qualified institutional buyers” in the United States defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States pursuant to Regulation S under the Securities Act (the “Notes Offering”). The 2018 Notes mature on January 15, 2018 and bear interest at a rate of 6.625% per annum, payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2010. The 2020 Notes mature on January 15, 2020 and bear interest at a rate of 6.875% per annum, payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2010. The Company’s obligations under the Notes are guaranteed by certain of the Company’s domestic subsidiaries (the “Subsidiary Guarantors”). The obligations of the Company and the Subsidiary Guarantors under the Notes and the related guarantees are secured by liens, subject to certain exceptions and permitted liens and subject to the terms of an intercreditor agreement, on all assets of the Company and the Subsidiary Guarantors that secure any obligations under the Senior Secured Credit Facility, as described below.

The Company used approximately $435.0 million of the net proceeds of the Notes Offering to repay a portion of the outstanding term loan under the Senior Secured Credit Facility on January 20, 2010, and used the remaining net proceeds, together with cash on hand, to retire the 2.25% subordinated convertible notes (“2.25% Notes”) originally issued by McDATA Corporation (“McDATA”), a wholly owned subsidiary of Brocade, on February 16, 2010.

        As of January 30, 2010, the liability associated with the 2018 Notes of $297.7 million, net of the debt discount of $2.3 million, and the liability associated with the 2020 Notes of $297.3 million, net of the debt discount of $2.7 million, are together reported as “Senior Secured Notes,” on the Condensed Consolidated Balance Sheets.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Debt fees totaling $10.4 million associated with the Notes are classified entirely as long-term and have been capitalized as deferred financing costs, with $22.9 thousand amortized as of January 30, 2010. As of January 30, 2010, deferred financing costs were $10.3 million and are reported within “Other assets” on the Condensed Consolidated Balance Sheets. The deferred financing costs of the 2018 Notes and the 2020 Notes are being amortized using the effective interest method over the eight-year and ten-year term of the debt, respectively. No payments were made towards the principal of the Notes during the three months ended January 30, 2010.

The 2018 Notes were issued pursuant to an indenture, dated as of January 20, 2010 (the “2018 Indenture”), among the Company, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. The 2020 Notes were issued pursuant to an indenture, dated as of January 20, 2010 (the “2020 Indenture” and, together with the 2018 Indenture, the “Indentures”), among the Company, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee.

On or after January 15, 2013, the Company may redeem all or a part of the 2018 Notes at the redemption prices set forth in the 2018 Indenture, plus accrued and unpaid interest and special interest, if any, to the applicable redemption date. In addition, at any time prior to January 15, 2013, the Company may, on one or more than one occasions, redeem some or all of the 2018 Notes at any time at a redemption price equal to 100% of the principal amount of the 2018 Notes redeemed, plus a “make-whole” premium as of, and accrued and unpaid interest and special interest, if any, to the applicable redemption date. On or after January 15, 2015, the Company may redeem all or a part of the 2020 Notes at the redemption prices set forth in the 2020 Indenture, plus accrued and unpaid interest and special interest, if any, to the applicable redemption date. In addition, at any time prior to January 15, 2015, the Company may, on one or more than one occasions, redeem some or all of the 2020 Notes at any time at a redemption price equal to 100% of the principal amount of the 2020 Notes redeemed, plus a “make-whole” premium as of, and accrued and unpaid interest and special interest, if any, to the applicable redemption date. At any time prior to January 15, 2013, the Company may also redeem up to 35% of the aggregate principal amount of the 2018 Notes and 2020 Notes, using the proceeds of certain qualified equity offerings, at the redemption prices set forth in the 2018 Indenture and the 2020 Indenture, respectively.

If the Company experiences specified change of control triggering events, it must offer to repurchase the Notes at a repurchase price equal to 101% of the principal amount of the Notes repurchased, plus accrued and unpaid interest and special interest, if any, to the applicable repurchase date. If the Company or its subsidiaries sell assets under certain specified circumstances, the Company must offer to repurchase the Notes at a repurchase price equal to 100% of the principal amount of the Notes repurchased, plus accrued and unpaid interest and special interest, if any, to the applicable repurchase date.

Each indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to:

•	pay dividends, make investments or make other restricted payments;

•	incur additional indebtedness;

•	sell assets;

•	enter into transactions with affiliates;

•	incur liens;

•	permit consensual encumbrances or restrictions on the Company’s restricted subsidiaries’ ability to pay dividends or make certain other payments to the Company;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s or its restricted subsidiaries’ assets; and

•	designate subsidiaries as unrestricted.

These covenants are subject to a number of other limitations and exceptions set forth in the Indentures. The Company was in compliance with all applicable covenants as of January 30, 2010.

Each indenture provides for customary events of default, including, but not limited to, cross defaults to specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default under either indenture occurs or is continuing, the applicable trustee or holders of at least 25% in aggregate principal amount of the then outstanding 2018 Notes or 2020 Notes, as applicable, may declare all of the 2018 Notes or 2020 Notes, respectively, to be due and payable immediately.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In connection with the issuance of the Notes, the Company and the Subsidiary Guarantors also entered into registration rights agreements with the initial purchasers relating to each series of Notes. Under the terms of these registration rights agreements, with respect to each series of Notes, the Company and the Subsidiary Guarantors are required to use commercially reasonable efforts to file with the SEC a registration statement relating to an offer to exchange the applicable series of notes for an issue of SEC-registered notes (the “Exchange Notes”) with terms identical to the applicable series of Notes (except that the Exchange Notes will not be subject to restrictions on transfer or to any increase in annual interest rate) and maintain the effectiveness of such registration statement until 180 days after the closing of the applicable exchange offer. Upon the effectiveness of the registration statement for a series of Notes, the Company and the Subsidiary Guarantors have agreed to offer Exchange Notes in return for the applicable series of Notes and to hold the exchange offer open for at least 20 business days after the date the Company mails notice of the exchange offer to the applicable series of noteholders. Under specified circumstances, including if the exchange offer may not be completed because it would violate any applicable law or applicable interpretations of the staff of the SEC, or if the exchange offer is not for any other reason completed within 365 days after the closing date, or any initial purchaser so requests in connection with any offer or sale of notes, the registration rights agreements provide that the Company and the Subsidiary Guarantors shall file a shelf registration statement for the resale of the applicable series of Notes. If the Company and the Subsidiary Guarantors default on their registration obligations under a registration rights agreement, additional interest, up to a maximum amount of 1.0% per annum, will be payable on the applicable series of Notes until all such registration defaults are cured.

Senior Secured Credit Facility

On October 7, 2008, the Company entered into a credit agreement with the following lenders, Bank of America, N.A., Morgan Stanley Senior Funding, Inc., Banc of America Securities LLC, HSBC Bank USA National Association and Keybank National Association. The credit agreement provides for (i) a five-year $1,100.0 million term loan facility and (ii) a five-year $125.0 million revolving credit facility, which includes a $25.0 million swing line loan subfacility and a $25.0 million letter of credit subfacility. On January 8, 2010, the Company entered into an amendment and waiver to the credit agreement, among other things, (i) to increase flexibility under certain financial and other covenants, (ii) to permit the Company to issue additional senior indebtedness in aggregate principal amount outstanding at any time of up to $600.0 million, (iii) to permit the Company to issue additional subordinated indebtedness in aggregate principal amount outstanding at any time of up to $600.0 million, and (iv) to permit the Company to sell its accounts receivable and lease receivables for fair market value with the aggregate amount paid for such receivables, net of collections, not at any time exceeding $125.0 million. On January 20, 2010, the Company closed its offering of its 2018 Notes and its 2020 Notes. The Company applied approximately $435.0 million of the proceeds of this offering to prepay the term loan, whereupon the amendment and waiver to credit agreement became effective.

The net proceeds of the term loan facility were used to finance a portion of the Company’s acquisition of Foundry. In addition to the term loan facility, during the year ended October 31, 2009, the Company drew $14.1 million from the $125.0 million revolving credit facility to finance a small portion of the merger. The Company may draw additional proceeds from the revolving credit facility in the future for ongoing working capital and other general corporate purposes. The term loan facility and revolving credit facility are referred to together as the “Senior Secured Credit Facility.” As of January 30, 2010 and October 31, 2009, $14.1 million was outstanding under the revolving credit facility.

Loans under the Senior Secured Credit Facility bear interest, at the Company’s option, at a rate equal to either the London Interbank Offered Rate (“LIBOR”) rate, plus an applicable margin equal to 4.0% per annum or the prime lending rate, plus an applicable margin equal to 3.0% per annum. The applicable margin with respect to revolving loans is subject to adjustment based on the Company’s consolidated senior secured leverage ratio, as defined in the credit agreement. The LIBOR rate floor is 3.0% per annum and the prime lending rate floor is 4.0% per annum, in each case, for the life of the Senior Secured Credit Facility. For the three months ended January 30, 2010, the weighted-average interest rate on the term loan was 7.0%.

The Company is permitted to make voluntary prepayments at any time (without payment of a premium, other than in the case of a repricing transaction in respect of the term loan facility), and is required to make mandatory prepayments on the term loan (without payment of a premium) with (i) net cash proceeds from non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (ii) net cash proceeds from issuances of debt (other than certain permitted debt), and (iii) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions). The Company is required to pay quarterly installments on the term loan equal to an aggregate annual amount of 5% of the original principal amount thereof in the first and second years, 10% in the third year, 20% in the fourth year and 60% in the fifth year, with any remaining balance payable on the final maturity date of the term loan. Upon a repricing of the term loan (including through a refinancing) that results in the weighted-average yield or applicable rate of such term loan immediately after such repricing to be lower than such yield or rate immediately prior to such repricing, a 2.0% premium is payable during the first year following the closing and a 1.0% premium is payable during the second year following the closing.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Debt fees totaling $31.6 million associated with financing the acquisition have been capitalized as deferred financing costs, with $9.0 million amortized as of January 30, 2010. As of January 30, 2010 and October 31, 2009, deferred financing costs were $22.6 million and $21.4 million, respectively, and are reported within “Other assets” on the Condensed Consolidated Balance Sheets. The deferred financing costs are being amortized using the effective interest method over the five-year term of the debt. During the three months ended January 30, 2010, the Company paid $506.5 million towards the principal of the term loan, $500.0 million of which were voluntary prepayments.

The obligations of the Company and its subsidiary guarantors under the Senior Secured Credit Facility and the related guarantees thereunder are secured, subject to customary permitted liens and other agreed upon exceptions, by (i) a first priority pledge of all of the equity interests of each of the Company’s direct and indirect subsidiaries and (ii) a perfected first priority interest in and mortgages on all tangible and intangible assets of the Company and each subsidiary guarantor, except, in the case of a foreign subsidiary, to the extent such pledge would be prohibited by applicable law or would result in materially adverse tax consequences (limited, in the case of a first-tier foreign subsidiary, to 65% of the voting stock and 100% of non-voting stock of such first-tier foreign subsidiary). In addition, the term loan has not been registered with the SEC as of January 30, 2010.

The credit agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, capital expenditures, prepayment of other indebtedness, redemption or repurchase of subordinated indebtedness, dividends and other distributions. The credit agreement contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a maximum consolidated senior secured leverage ratio, each as defined in the credit agreement. The credit agreement also includes customary events of default, including cross-defaults on the Company’s material indebtedness and change of control. The Company was in compliance with all applicable covenants as of January 30, 2010 and October 31, 2009. The financial and other covenants agreed to by Brocade in connection with such indebtedness and the increased indebtedness and higher debt-to-equity ratio of Brocade in comparison to that of Brocade on a historical basis will have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions and increasing borrowing costs, and may adversely affect Brocade’s operations and financial results. In addition, the Company’s failure to comply with these covenants could result in a default under the Senior Secured Credit Facility and its other debt, which could permit the holders to accelerate such debt or demand payment in exchange for a waiver of such default. If any of the Company’s debt is accelerated, the Company may not have sufficient funds available to repay such debt.

Covenant Compliance

Under the Senior Secured Credit Facility and the associated indentures, certain limitations, restrictions and defaults could occur if the Company is not able to satisfy and remain in compliance with specified financial ratios.

Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in the credit agreement, is used to determine the Company’s compliance with certain covenants in the Senior Secured Credit Facility. Consolidated EBITDA is defined as:

•	Consolidated net income

Plus:

•	Consolidated interest charges;

•	Provision for federal, state, local and foreign income taxes;

•	Depreciation and amortization expense;

•	Fees, costs and expenses incurred on or prior to the closing date in connection with the acquisition and the financing thereof;

•	Any cash restructuring charges and integration costs in connection with the merger, in an aggregate amount not to exceed $75.0 million;

•	Non-cash restructuring charges incurred in connection with the acquisition, all as approved by Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc.;

•	Other non-recurring expenses reducing consolidated net income which do not represent a cash item in such period or future periods;

•	Any non-cash stock-based compensation expense; and

•	Legal fees associated with the indemnification obligations for the benefit of former officers and directors in connection with Brocade’s historical stock option litigation;

Minus:

•	Federal, state, local and foreign income tax credits; and

•	All non-cash items increasing consolidated net income.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In addition, the Company must comply with the following financial covenants as noted below:

Consolidated Fixed Charge Coverage Ratio

Consolidated fixed charge coverage ratio means, at any date of determination, the ratio of (a) (i) consolidated EBITDA (excluding interest expense attributable to the campus sale-leaseback), plus (ii) rentals payable under leases of real property, less (iii) the aggregate amount of all capital expenditures to (b) consolidated fixed charges; provided that, for purposes of calculating the consolidated fixed charge coverage ratio for any period ending prior to the first anniversary of the closing date, consolidated interest charges shall be an amount equal to actual consolidated interest charges from the closing date through the date of determination multiplied by a fraction the numerator of which is 365 and the denominator of which is the number of days from the closing date through the date of determination.

In accordance with the amendment and waiver to the credit agreement, the Company has agreed that it will not permit the consolidated fixed charge coverage ratio as of the end of any fiscal quarter during any period set forth below to be less than the ratio set forth below opposite such period:

Four Fiscal Quarters Ending During Period:	Minimum Consolidated Fixed Charge Coverage Ratio
Closing date through October 31, 2009	1.25:1.00
November 1, 2009 through October 30, 2010	1.25:1.00
October 31, 2010 through October 29, 2011	1.50:1.00
October 30, 2011 through October 27, 2012	1.75:1.00
October 28, 2012 and thereafter	1.75:1.00

Consolidated Leverage Ratio

Consolidated leverage ratio means, as of any date of determination, the ratio of (a) consolidated funded indebtedness as of such date to (b) consolidated EBITDA for the measurement period ending on such date.

In accordance with the amendment and waiver to the credit agreement, the Company has agreed that it will not permit the consolidated leverage ratio at any time during any period set forth below to be greater than the ratio set forth below opposite such period:

Four Fiscal Quarters Ending During Period:	Maximum Consolidated Leverage Ratio
Closing date through October 31, 2009	4.25:1.00
November 1, 2009 through October 30, 2010	3.75:1.00
October 31, 2010 through October 29, 2011	3.00:1.00
October 30, 2011 through October 27, 2012	2.75:1.00
October 28, 2012 and thereafter	2.75:1.00

Consolidated Senior Secured Leverage Ratio

Consolidated senior secured leverage ratio means, as of any date of determination, the ratio of (a) consolidated funded indebtedness as of such date, minus, without duplication, all unsecured senior subordinated or subordinated indebtedness of Brocade or its subsidiaries on a consolidated basis as of such date (including the McDATA convertible subordinated debt), to (b) consolidated EBITDA for the measurement period ending on such date.

In accordance with the amendment and waiver to the credit agreement, the Company has agreed that it will not permit the consolidated senior secured leverage ratio at any time during any period set forth below to be greater than the ratio set forth below opposite such period:

Four Fiscal Quarters Ending During Period:	Maximum Consolidated Senior Secured Leverage Ratio
Closing date through October 31, 2009	2.30:1.00
November 1, 2009 through October 30, 2010	2.50:1.00
October 31, 2010 through October 29, 2011	2.50:1.00
October 30, 2011 through October 27, 2012	2.25:1.00
October 28, 2012 and thereafter	2.00:1.00

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Convertible Subordinated Debt

On January 29, 2007, effective upon the consummation of the merger with McDATA, the Company fully and unconditionally guaranteed and became a co-obligor on the 2.25% Notes of McDATA. The 2.25% Notes were convertible into McDATA’s Class A common stock at a conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares) at any time prior to February 15, 2010, subject to adjustments. Pursuant to Brocade’s merger agreement with McDATA, at the effective time of the merger, each outstanding share of McDATA’s Class A common stock, $0.01 par value per share, was converted into the right to receive 0.75 of a share of Brocade’s common stock, $0.001 par value per share, together with cash in lieu of fractional shares. As a result, an approximate aggregate of 12.1 million shares of Brocade’s common stock are issuable upon conversion of the 2.25% Notes at any time prior to February 15, 2010, subject to adjustments. On February 16, 2010, the Company fully paid off the principal of the 2.25% Notes for a total amount of $172.5 million.

In thousands	As of January 30, 2010	As of October 31, 2009
Outstanding gross principal	$172,500	$172,500
Net carrying amount	$172,015	$169,332
Unamortized discount (1)	$485	$3,168
Equity component carrying amount	$29,188	$29,188

(1)	The remaining amortization period for the convertible subordinated debt is approximately 16 days as of January 30, 2010.

As of January 30, 2010, the approximate aggregate fair value of the outstanding convertible subordinated debt was $171.8 million. The Company estimated the fair value of the outstanding convertible subordinated debt as of January 30, 2010 by using the high and low prices per $100 of the Company’s 2.25% Notes as of the last day of trading for the first fiscal 2010 quarter, which were both $99.60.

The convertible subordinated debt pays a fixed rate of interest semiannually. The Company capitalized a portion of the interest associated with this debt during the periods presented. In addition, the effective interest rate for this convertible subordinated debt is 8.63% for both the three months ended January 30, 2010 and January 24, 2009. The amount of interest cost recognized relating to both the contractual interest coupon and amortization of the discount on the liability component of the 2.25% Notes was as follows:

	Three Months Ended
In thousands	January 30, 2010	January 24, 2009
Interest expense	$3,653	$3,433

10. Commitments and Contingencies

Company Campus Contractual Obligations. On May 23, 2008, Brocade purchased property located in San Jose, California, which consists of three unimproved building parcels that are entitled for approximately 562,000 square feet of space in three buildings. The total purchase price for the property was $50.9 million. In connection with the purchase, Brocade also engaged a third party as development manager to manage the development and construction of improvements on the property. Brocade’s obligation for development and construction of three buildings and a parking garage on the purchased property is approximately $172.0 million (in addition to the purchase price for the property), payable in various installments through approximately July 2010. Brocade’s obligation for tenant improvements for the campus is approximately $95.7 million, in addition to the $8.0 million that the Company has agreed to pay the developer on May 22, 2011 or earlier if Brocade decides to sell any part of the Company campus project before such date. Brocade plans to develop the land through June 2010 and finance the purchase and the development through operating cash flows. In connection with the purchase, Brocade also obtained a four-year option, exercisable at its sole discretion through May 22, 2012, to purchase a fourth unimproved approximate four acre parcel for a fixed price of approximately $26.0 million. The costs incurred to date in connection with the Company campus are $214.7 million as of January 30, 2010.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Product Warranties

The Company’s accrued liability for estimated future warranty costs is included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the three months ended January 30, 2010 and January 24, 2009 (in thousands):

	Accrued Warranty
	Three Months Ended
	January 30, 2010	January 24, 2009
Beginning balance	$5,808	$5,051
Liabilities accrued for warranties issued during the period (1)	756	2,639
Warranty claims paid and uses during the period	(477)	(379)
Changes in liability for pre-existing warranties during the period	(599)	(267)

Ending balance	$5,488	$7,044

(1)	Included in the $2.6 million in liabilities accrued for warranties issued during the three months ended January 24, 2009 is $1.9 million in warranty liabilities resulting from the Foundry acquisition.

In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of January 30, 2010, there have been no known material events or circumstances that have resulted in a customer contract-related indemnification liability to the Company.

Manufacturing and Purchase Commitments

Brocade has manufacturing arrangements with Hon Hai Precision Industry Co., Ltd. (“Foxconn”), Sanmina-SCI Corporation (“Sanmina”), Flextronics International Ltd. (“Flextronics”), Celestica, Inc. (“Celestica”), Asteel Flash Group (“Flash”), Accton Wireless Broadband Corporation (“Accton”) and Quanta Computer Incorporated (“Quanta”) (collectively, the “CMs”) under which Brocade provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to Brocade’s customers. The required lead time for placing orders with the CMs depends on the specific product. The CMs invoice Brocade based on prices and payment terms mutually agreed upon and set forth in purchase orders it issues to them. Although the purchase orders Brocade places with its CMs are cancelable, the terms of the agreements require Brocade to purchase all inventory components not returnable, usable by, or sold to other customers of the CMs.

As of January 30, 2010, the Company’s aggregate commitment to the CMs for inventory components used in the manufacture of Brocade products was $243.2 million, which the Company expects to utilize during future normal ongoing operations, net of a purchase commitments reserve of $20.4 million. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal operations within the next twelve months.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The parties have reached a global settlement of the coordinated litigation, under which the insurers will pay the full amount of settlement share allocated to the Brocade Entities, and the Brocade Entities will bear no financial liability. On October 5, 2009, the Court granted final approval of the settlement. Certain objectors have appealed the Court’s final order.

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

On February 22, 2008, Brocade’s Board of Directors appointed a Special Litigation Committee of the Board (“SLC”) with plenary authority to, among other things, evaluate and resolve the claims asserted in the federal and state derivative actions. On August 1, 2008, Brocade, acting through the SLC, filed a Second Amended Complaint in the Federal Action against ten former officers, directors, or employees of Brocade, asserting claims for breach of fiduciary duty and violations of federal and state laws in connection with Brocade’s historical stock option practices. In August 2008, the State Court and Federal Court realigned Brocade as the plaintiff and dismissed the shareholder plaintiffs in the State Action, Federal Action and the unconsolidated federal derivative action, respectively.

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

By January 30, 2010, the SLC had reached settlement agreements with all of the other defendants in the Federal and State Actions. The terms of the settlements differ in each case. Terms contained in some, but not all, of the agreements include the payment of money to Brocade, the surrender of certain shares of Brocade stock to Brocade, the contribution of specified amounts to reduce the legal fees and expenses that Brocade otherwise might have been obligated to pay, and releases. The agreements with all of the five Federal Action defendants and with all of the five State Action defendants have been approved by the Federal and State Courts, as applicable.

Intellectual Property Litigation

On June 21, 2005, Enterasys Networks, Inc. (“Enterasys”) filed a lawsuit against Foundry (and Extreme Networks, Inc.) in the United States District Court for the District of Massachusetts alleging that certain of Foundry’s products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. On August 28, 2007, the Court granted Foundry’s motion to stay the case based on petitions that Foundry filed with the USPTO for reexamination of five of the six Enterasys patents. On July 14, 2009, the United States Patent and Trademark Office (“USPTO”) issued reexamination certificates for two of the patents undergoing reexamination indicating that the patents were valid over the references that Foundry had submitted. On August 7, 2009, Brocade filed a new petition for reexamination of one of the patents that received a reexamination certificate. On October 16, 2009, the USPTO granted the new petition for reexamination. On January 5, 2010, the USPTO issued a reexamination certificate for a third patent, confirming all original claims and new claims added during reexamination. To date, the USPTO has issued final Office Actions (which are published on the USPTO Web site) rejecting all asserted claims of the two remaining Enterasys patents that were submitted for reexamination. Enterasys has appealed both of those rejections to the Board of Patent Appeals and Interferences. The USPTO is currently in the process of reexamining one of the patents as noted above, and the litigation case in Court continues to be stayed.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On September 6, 2006, Chrimar Systems, Inc. (“Chrimar”) filed a lawsuit against Foundry (and D-Link Corporation and PowerDsine, Ltd.) in the United States District Court for the Eastern District of Michigan alleging that certain of Foundry’s products infringe Chrimar’s U.S. Patent 5,406,260 and seeking injunctive relief, as well as unspecified damages. Discovery has been completed and summary judgment motions are ongoing. No trial date has been set.

On February 7, 2008, Network-1 Security Solutions, Inc. (“Network-1”) filed a lawsuit against Foundry and other networking companies, namely, Cisco Systems, Inc. (“Cisco”), Cisco-Linksys, LLC, Adtran, Inc., Enterasys, Extreme Networks, Inc., NetGear, Inc., and 3Com Corporation in the United States District Court for the Eastern District of Texas, Tyler Division, alleging that certain of Foundry’s products infringe Network-1’s U.S. Patent No 6,218,930 and seeking injunctive relief, as well as unspecified damages. The parties currently are conducting discovery. Trial is set for July 12, 2010.

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

The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis. As of January 30, 2010, the Company has not recorded any such material liabilities other than with respect to one litigation matter relating to a commercial contract dispute.

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

Foreign Currency Exchange Rate Risk

        A majority of the Company’s revenue, expense and capital purchasing activities is transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to its operations for the three months ended January 30, 2010 were the euro, the Japanese yen, the British pound, the Singapore dollar and the Swiss franc. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. The Company has established a foreign currency risk management program to protect against fluctuations in the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not always entirely eliminate, the impact of foreign currency exchange rate movements. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the condensed consolidated statements of operations as the impact of the hedged transaction. The Company also may enter into other non-designated derivatives that consist primarily of forward contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and any associated outstanding forward contracts are marked-to-market with realized and unrealized gains and losses included in “Interest income and other loss, net.” As of January 30, 2010, there were no forward contracts of this nature outstanding. For amounts not associated with foreign currency forward contracts, gains and losses from transactions denominated in foreign currencies are included in the Company’s net income (loss) as part of “Interest income and other loss, net,” in the accompanying Condensed Consolidated Statements of Operations. The Company recognized foreign currency transaction gains of $0.1 million and $2.7 million for the three months ended January 30, 2010 and January 24, 2009, respectively.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Volume of Derivative Activity

Total gross notional amounts for foreign currency forward contracts, presented by currency, are as follows (in thousands):

In United States Dollars	January 30, 2010	October 31, 2009
Euro	$46,655	$61,790
Japanese yen	9,542	11,523
British pound	18,437	23,991
Singapore dollar	12,300	15,319
Swiss franc	5,980	7,385

Total	$92,914	$120,008

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

Net unrealized gain and loss positions are recorded within “Other accrued liabilities.” As of January 30, 2010, the Company had a gross unrealized loss of $3.1 million, offset by a gross unrealized gain of $0.2 million, both of which are included in “Other accrued liabilities.” The net amount of $2.9 million represents effective hedges and is reported as a component of accumulated other comprehensive loss. Hedge ineffectiveness, which is reported in the Condensed Consolidated Statements of Operations, was not significant.

12. Sale-Leaseback Transactions

During the three months ended January 30, 2010, the Company sold an owned property to an unrelated third party. Net proceeds from this sale were $30.2 million. Concurrent with this sale, the Company entered into an agreement to lease the property back from the purchaser over a minimum lease term of two years. The Company classified this lease as an operating lease. The Company actively uses this property and considers the lease as a normal leaseback. An $8.8 million loss on the sale of the property was recognized immediately upon execution of the sale and is recorded within “Loss on sale of investments and property, net” on the Condensed Consolidated Statements of Operations.

13. Stock-Based Compensation

Stock-based compensation expense was included in the following line items on the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended
	January 30, 2010	January 24, 2009
Cost of revenues	$4,516	$3,308
Research and development	6,184	5,341
Sales and marketing	8,096	6,190
General and administrative	2,727	3,241

Total stock-based compensation	$21,523	$18,080

Compensation expense, net of estimated forfeitures, related to stock options for the three months ended January 30, 2010 and January 24, 2009 was $3.7 million and $4.8 million, respectively. Compensation expense, net of estimated forfeitures, related to restricted stock units (“RSUs”) for the three months ended January 30, 2010 and January 24, 2009 was $10.4 million and $10.9 million, respectively.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of January 30, 2010, unrecognized compensation expense, net of estimated forfeitures, related to stock options and RSUs was $14.4 million and $102.5 million, respectively, which is expected to be recognized over a weighted-average period of 1.11 years for stock options and 1.85 years for RSUs.

For the three months ended January 30, 2010, Brocade granted 1.2 million stock options and 2.0 million RSUs. For the three months ended January 24, 2009, Brocade granted 2.9 million stock options and 1.7 million RSUs. The weighted-average grant date fair value of stock options granted during the three months ended January 30, 2010 and January 24, 2009 was $3.20 and $1.66, respectively. The total intrinsic value of stock options exercised for the three months ended January 30, 2010 and January 24, 2009 was $23.0 million and $88.0 thousand, respectively. The weighted-average grant date fair value of RSUs granted during the three months ended January 30, 2010 and January 24, 2009 was $7.34 and $3.31, respectively.

The Company accounts for the Brocade employee stock purchase plan (“ESPP”) as a compensatory plan and recorded compensation expense of $7.3 million and $1.3 million for the three months ended January 30, 2010 and January 24, 2009, respectively. As of January 30, 2010, unrecognized compensation expense, net of estimated forfeitures, related to employee stock purchases under the Brocade ESPP was $31.6 million, which is expected to be recognized over a weighted-average period of 1.24 years.

On November 24, 2009, the Compensation Committee of the Board of Directors approved the grant of approximately 2.0 million RSUs under the Company’s long-term, performance-based equity inventive plan as described in Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009. As of October 31, 2009, $17.7 million in compensation expense related to these awards had been recognized to date. Liability-classified awards are required to be remeasured to current fair value at each reporting date until settlement. In accordance with the applicable accounting standard, for the three months ended January 30, 2010, the Company recorded a $3.5 million benefit related to these awards as a result of the decrease in Brocade’s closing share price on November 24, 2009, the date of settlement, from when these awards were fair valued as of October 31, 2009. As of January 30, 2010, Brocade has no remaining unrecognized compensation expense related to these awards.

On December 11, 2009, the Compensation Committee of the Board of Directors approved a market performance-based equity incentive plan (“Incentive Plan”) under the 2009 Stock Plan. The Incentive Plan provides for the grant of restricted stock units to certain Company executive officers. For each restricted stock unit that vests, the plan participant will be entitled to receive one share of the Company’s common stock. The restricted stock units that vest are subject to the Company’s stock price performance compared to the NASDAQ-100 Index over an initial twenty-four-month performance period, which is from December 10, 2009 to December 9, 2011 (“growth rate delta”). Performance is calculated by dividing the average closing price over the 60-day period prior to December 9, 2011 by the average closing price over the 60-day period centered at December 10, 2009. The Incentive Plan participants must also remain a service provider to the Company during the performance period to receive one half of the awards and an additional one year after the end of the performance period to receive the remaining half of the awards.

Under the principal terms of the Incentive Plan, the Incentive Plan participants are entitled to receive restricted stock units up to the awards granted adjusted for twice the growth rate delta percentage. One half of the awards vest on December 9, 2011 and the remaining half vests on December 10, 2012.

The Company calculated the fair value of the restricted stock units under the Incentive Plan at the December 11, 2009 grant date, when the Compensation Committee of the Board of Directors approved the Incentive Plan. The fair value of the restricted stock units to be granted under the Incentive Plan was estimated using a Monte Carlo simulation which required assumptions for expected volatilities, correlation coefficients and risk-free rates of return. Expected volatilities were derived using a method that calculates historical volatility over a period equal to the length of the measurement period for the Incentive Plan and the companies included in the related index. Correlation coefficients were based on the same data used to calculate historical volatilities and were used to model how our stock price moves in relation to the companies included in the related index. The Company used a risk-free rate of return that is equal to the yield of a zero-coupon U.S. Treasury bill that is commensurate with the measurement period. The Company adjusted the calculated fair value for estimated forfeitures to derive total stock-based compensation expense. The Company recognized $0.4 million in stock-based compensation expense for the three months ended January 30, 2010.

14. Income Taxes

For the three months ended January 30, 2010, the Company recorded income tax expense of $1.3 million primarily as a result of foreign taxes and lapse of the Federal research and development credit for periods after December 31, 2009, offset with the first quarter discrete benefits associated with changes in uncertain tax positions related to the settlement of the Foundry IRS audit, a one-time loss on sale of property, and a law change allowing 5-year carryback of federal net operating losses as a result of the American Recovery and Reinvestment Act of 2009 effective on November 20, 2009. For the three months ended January 24, 2009, the Company recorded income tax expense of $18.0 million primarily as a result of the effect of acquisition-related items not deductible for tax purposes, offset by the tax benefit of losses generated.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three months ended January 30, 2010, the Company recorded a net decrease of approximately $1.1 million in its total unrecognized tax benefits. The total gross unrecognized tax benefits of $169.9 million at January 30, 2010 would affect the Company’s effective tax rate, if recognized. In December 2009, the Company reached agreement with the Internal Revenue Service (“IRS”) on audit issues for Foundry’s federal income tax returns for the years ended December 31, 2006 and 2007. The Company has recorded a corresponding adjustment to reduce its gross unrecognized tax benefits by $5.1 million. The Company expects to resolve the fiscal year 2003 IRS audit during the next twelve months. As such, after the Company reaches settlement with the IRS, the Company expects to record a corresponding adjustment to its unrecognized tax benefits. The Company believes such settlement should not have a material impact to the results of operations. Excluding the IRS audit, the Company does not expect a significant change in the gross unrecognized tax benefits during the next twelve months.

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

The Company has been examined by the IRS for its domestic federal income tax returns for fiscal years 2003 through 2006. The IRS is contesting the Company’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries. The Company has filed a protest to appeal the amount of proposed IRS adjustments in the Revenue Agent’s Report with the Appeals Office of the IRS. The Company believes it is sufficiently reserved for the ultimate settlement amount on this issue. The IRS is also examining the Company’s fiscal year 2007 and 2008 income tax returns. The IRS may make similar claims against the Company’s transfer pricing arrangements in future examinations. In May 2006, the Franchise Tax Board notified the Company that its California income tax returns for the years ended October 25, 2003 and October 30, 2004 were subject to audit. The IRS and Franchise Tax Board audits are still ongoing and the Company believes its reserves are adequate to cover any potential assessments that may result from these examinations.

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

As a result of the Foundry acquisition during the first quarter of fiscal year 2009, Brocade reorganized into four operating segments, of which two are individually reportable segments: Data Storage and Global Services; and two, Internet Protocol (“IP”) Layer 2-3 and IP Layer 4-7/Application Delivery Products (“IP Layer 4-7/ADP”), are combined into one reportable segment: Ethernet Products. The objective of this new organization is to enable the Company to more effectively focus on growth opportunities, while being well-positioned to more rapidly scale and accommodate new business opportunities, including potential future acquisitions. These segments are organized principally by product category. The types of products and services from which each reportable segment derives its revenues are as follows:

•

Data Storage encompasses the SAN business, which includes infrastructure products and solutions including directors, switches, routers, fabric-based software applications, distance/extension products, as well as management applications and utilities to centralize data management. Data Storage also includes the server portfolio, which is comprised of host bus adapters (“HBAs”), converged network adapters, mezzanine cards, as well as SAN switch modules for bladed servers;

•

Ethernet Products includes Open Systems Interconnection Reference Model (“OSI”) Layer 2-3 switches and routers which enable efficient use of bandwidth-intensive network business applications and digital entertainment on both local area networks and wide area networks, OSI Layer 4-7 switches which allow enterprises and service providers to build highly available network infrastructures that efficiently direct the flow of traffic, and file area network products and associated management solutions; and

•	Global Services include break/fix maintenance, extended warranty, installation, consulting, network management, related software maintenance and support revenue, and telecommunications services.

Financial decisions and the allocation of resources are based on the information from the Company’s internal management reporting system. At this point in time, the Company does not track all of its assets by operating segments. The majority of the Company’s assets as of January 30, 2010 were attributable to its United States operations.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Summarized financial information by reportable segment for the three months ended January 30, 2010 and January 24, 2009, based on the internal management reporting system, is as follows (in thousands):

	Data Storage	Ethernet Products	Global Services	Total
Three months ended January 30, 2010
Net revenues	$353,650	$95,436	$90,406	$539,492
Cost of revenues	129,732	62,840	49,477	242,049

Gross margin	$223,918	$32,596	$40,929	$297,443

Three months ended January 24, 2009
Net revenues	$310,779	$51,821	$68,991	$431,591
Cost of revenues	117,163	34,028	37,985	189,176

Gross margin	$193,616	$17,793	$31,006	$242,415

16. Net Income (Loss) per Share

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	January 30, 2010	January 24, 2009
Basic net income (loss) per share
Net income (loss)	$51,095	$(23,898)
Weighted-average shares used in computing basic net income (loss) per share	439,080	376,202
Basic net income (loss) per share	$0.12	$(0.06)

Diluted net income (loss) per share
Net income (loss)	$51,095	$(23,898)

Weighted-average shares used in computing basic net income (loss) per share	439,080	376,202
Dilutive potential common shares in the form of stock options	30,704	—
Dilutive potential common shares in the form of stock awards	14,013	—
Dilutive potential common shares in the form of ESPP shares	465	—

Weighted-average shares used in computing diluted net income (loss) per share	484,262	376,202
Diluted net income (loss) per share	$0.11	$(0.06)

Antidilutive potential common shares in the form of (1)
Stock options	10,575	98,499
Stock awards	108	15,654
Antidilutive potential common shares resulting from the potential conversion of (1)
Convertible subordinated debt	12,083	12,083

(1)	These amounts are excluded from the computation of diluted net income (loss) per share.

17. Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended
	January 30, 2010	January 24, 2009
Net income (loss)	$51,095	$(23,898)
Other comprehensive income:
Change in net unrealized gains (losses) on cash flow hedges	(4,242)	75,600
Change in cumulative translation adjustments	(1,050)	(248)

Total comprehensive income	$45,803	$51,454

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on December 14, 2009.

Overview

Our goal is to be a leading provider of end-to-end networking solutions and services to Global 2000, enterprise and service provider customers. Our business model is driven by our two key markets, namely our core Storage Networking business, where we offer directors, switches, top-of-rack switches, end-of-row switches and backbones, file management solutions, application delivery, HBAs, converged network products and server virtualization solutions, and our newer Ethernet business, which we acquired in December 2008, where we offer modular and stackable 1 Gigabit Ethernet (“GbE”) and 10GbE solutions, Enhanced Power Over Ethernet plus, as well as security and wireless solutions.

We expect that global IT spending overall, and Storage Networking and Ethernet in particular, will continue to recover during fiscal year 2010. Our success in Storage Networking is expected to benefit from increasing demand for Fibre Channel. We believe our success in the Storage Networking business provides a robust strategic and financial platform for our Ethernet business as we build upon our product portfolio and account penetration in that market. In addition, beginning in the second quarter of fiscal year 2010, we are adding resources to our Ethernet business. We plan to take a number of steps to increase account acquisition and penetration in our Ethernet business, including redeploying resources and driving end-customer demand through a direct sales model, as well as channel and OEM partner routes to market. Moreover, we plan to continue to support our Storage Networking and Ethernet growth plans through continuous innovation and new product introductions.

In January 2010, we restructured our balance sheet with the issuance of $600 million of long-term fixed notes. We also amended our credit agreement for our Senior Secured Credit Facility in January 2010 to increase flexibility and to allow for more strategic options, such as greater investment in the business, increased pay down of debt, limited stock repurchases and other strategic uses.

Going forward, we expect the number of Storage Networking and Ethernet ports shipped to fluctuate depending on the demand for our existing and recently introduced Ethernet products and Storage Networking products, as well as the timing of product transitions by our OEM partners. We currently expect that average selling prices per port for our Data Storage products will likely decline at rates consistent with historical rates of low-to mid-single digits per quarter, and for our Ethernet products to likely decline in the mid-single digits per quarter.

Historically, our revenues tend to increase sequentially in our first and fourth fiscal quarters. On a sequential basis, our revenues tend to remain stable, or decline slightly, in our second and third fiscal quarters. Mindful of the current economic environment, we plan to continue to closely control operating expenses, while at the same time continuing to invest in strategic areas to grow our business.

Results of Operations

We report our fiscal year on a 52/53-week period ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Our fiscal year 2010 is a 52-week fiscal year and our fiscal year 2009 was a 53-week fiscal year, with our second quarter of fiscal year 2009 consisting of fourteen weeks, which was one week longer than a typical quarter. Our next 14-week quarter will be in the second quarter of fiscal year 2014.

Effective November 1, 2009, we adopted a new accounting standard which required the separation of the liability and equity components of our 2.25% Notes that may be settled in cash upon conversion in a manner that reflects our economic interest cost. Accordingly, we bifurcated the debt into debt and equity components and will amortize the debt discount that will result in the “economic interest cost” being reflected in our Condensed Consolidated Statements of Operations. We have retrospectively applied the change in accounting to all periods presented, and have recast the Condensed Consolidated Financial Statements presented in this report.

Our results of operations for the three months ended January 30, 2010 and January 24, 2009 are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin with respect to each segment, which is indicated as a percentage of the respective segment net revenues.

Revenues. Our data networking solutions enable network convergence and end-to-end networking from the edge to the core of our customers’ networking infrastructures. Our revenues are derived primarily from sales of our Data Storage family of SAN products, sales of our Ethernet products, and our service and support offerings related to those products.

Our total net revenues are summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 30, 2010	% of Net Revenues	January 24, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Data Storage	$353,650	65.5%	$310,779	72.0%	$42,871	13.8%
Ethernet Products	95,436	17.7%	51,821	12.0%	43,615	84.2%
Global Services	90,406	16.8%	68,991	16.0%	21,415	31.0%

Total net revenues	$539,492	100.0%	$431,591	100.0%	$107,901	25.0%

The increase in total net revenues for the three months ended January 30, 2010 compared with the three months ended January 24, 2009 reflects growth in sales across all segments.

•

The increase in Data Storage product revenues for the period reflects a 19.1% increase in the number of ports shipped, market share growth and mix shift from 4 Gigabit (“Gb”) director and switch products to 8 Gb director and switch products, which carry a higher price per port, offset by a decrease in average selling price per port of 4.5%. The accelerating demand for Data Storage products aligns with the Company’s view of the strengthening of the entire IT market;

•

Ethernet Products revenues for the period increased as a result of the inclusion of Foundry, which was acquired in December 2008, for the full first fiscal quarter of 2010, but reflect relatively lower revenues from Federal customers and slower-than-anticipated development in our go-to-market routes; and

•

The increase in Global Services revenues was a result of the inclusion of Foundry, which was acquired in December 2008, for the full first fiscal quarter of 2010, as well as the continued expansion of our installed base.

For the three months ended January 30, 2010, the declines in average selling prices were the result of a continuing competitive pricing environment, offset by a mix shift to higher port density and price per port products.

Our total net revenues by geographical area are summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 30, 2010	% of Net Revenues	January 24, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
North America	$337,207	62.5%	$276,171	64.0%	$61,036	22.1%
Europe, the Middle East and Africa	136,857	25.4%	105,545	24.4%	31,312	29.7%
Asia Pacific	53,139	9.8%	43,972	10.2%	9,167	20.8%
Central and South America	12,289	2.3%	5,903	1.4%	6,386	108.2%

Total net revenues	$539,492	100.0%	$431,591	100.0%	$107,901	25.0%

From fiscal year 2007 through the first fiscal quarter of 2010, North America revenues have accounted for between 58% and 69% of total net revenues. International revenues slightly increased as a percentage of total net revenues for the three months ended January 30, 2010 compared with the three months ended January 24, 2009 primarily as a result of increased revenues in Europe, the Middle East and Africa. Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM partners take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM partners, but we believe that international revenues comprise a larger percentage of our total net revenues than the attributed revenues may indicate.

A significant portion of our revenue is concentrated among a relatively small number of our OEM partners. For the three months ended January 30, 2010 and January 24, 2009, the same three customers each represented 10% or more of our total net revenues for a combined total of 54% and 56%, respectively, of our total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM partners and, as a result of the Foundry acquisition, to the U.S. government or individual agencies within the U.S. government through our distributors. Therefore, the loss of, or a decrease in the level of sales to, or a change in the ordering pattern of any one of these customers could seriously harm our financial condition and results of operations.

A majority of our accounts receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of January 30, 2010, three customers accounted for 17%, 17% and 11%, respectively, of total accounts receivable. As of October 31, 2009, two customers accounted for 16% and 11%, respectively, of total accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable balances. We have established reserves for credit losses, sales allowances, and other allowances. While we have not experienced material credit losses in any of the periods presented, there can be no assurance that we will not experience material credit losses in the future.

Gross margin. Gross margin as stated below is indicated as a percentage of the respective segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues. Gross margin is summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 30, 2010	% of Net Revenues	January 24, 2009	% of Net Revenues	Increase/ (Decrease)	% Points Change
Data Storage	$223,918	63.3%	$193,616	62.3%	$30,302	1.0%
Ethernet Products	32,596	34.2%	17,793	34.3%	14,803	(0.1)%
Global Services	40,929	45.3%	31,006	44.9%	9,923	0.4%

Total gross margin	$297,443	55.1%	$242,415	56.2%	$55,028	(1.1)%

For the three months ended January 30, 2010 compared with the three months ended January 24, 2009, total gross margin increased in absolute dollars, but total gross margin percentage decreased primarily due to increased mix of Ethernet Products revenue, which carries a lower overall gross margin, and increased amortization of intangible assets acquired under the Foundry acquisition.

Gross margin percentage by reportable segment increased or decreased for the three months ended January 30, 2010 compared with the three months ended January 24, 2009 primarily due to the following factors:

•

Data Storage gross margins relative to net revenues improved primarily due to a 3.0% decrease in manufacturing costs and amortization of intangible assets related to the McDATA acquisition. These lower costs were partially offset by a 2.0% increase in product costs relative to net revenues, mainly due to a decline in average selling price, offset by mix shift to 8 Gb director and switch products;

•

Ethernet Products gross margins relative to net revenues slightly decreased primarily due to an increase in amortization of intangible assets related to the Foundry acquisition, and stock-based compensation, partially offset by the impact on product costs of purchase price accounting adjustments for the three months ended January 24, 2009 related to deferred revenue; and

•

Global Services gross margins relative to net revenues increased primarily due to a 3.1% decrease in service and support spending and amortization of intangible assets relative to net revenues due to additional revenue generated from the Foundry acquisition, but was partially offset by a one-time charge in the Services supply chain.

Gross margin is primarily affected by average selling price per port, number of ports shipped and cost of revenues. As described above, we expect that average selling prices per port for our Data Storage products will continue to decline at rates consistent with historical rates of low-to mid-single digits per quarter, and for our Ethernet products to decline in the mid-single digits, unless pricing pressures accelerate, or new product introductions by us or our competitors, or other factors that may be beyond our control further affect pricing. We believe that we have the ability to partially mitigate the effect of declines in average selling price per port on gross margins by reducing our product and manufacturing operations costs. However, the average selling price per port could decline at a faster pace than we anticipate. If this dynamic occurs, we may not be able to reduce our costs fast enough to prevent a decline in our gross margins. In addition, we must continue to increase the current volume of ports shipped to maintain our current gross margins. If we are unable to offset future reductions in average selling price per port with reductions in product and manufacturing operations costs, or if as a result of future reductions in average selling price per port, our revenues do not grow, our gross margins would be negatively affected.

We recently introduced several new products and expect to introduce additional new products in the near future. As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. Our gross margins would likely be adversely affected if we fail to successfully manage the introductions of these new products. For additional discussion, see “Part II - Other Information, Item 1A. Risk Factors.”

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

R&D expenses are summarized as follows (in thousands, except percentages):

	January 30, 2010	% of Net Revenues	January 24, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$90,081	16.7%	$68,451	15.9%	$21,630	31.6%

R&D expenses increased for the three months ended January 30, 2010 compared with the three months ended January 24, 2009 due to the following:

$ Change 2009 to 2010 QTD
Salaries and wages	$10,383
Expenses related to IT, facilities and other shared functions	3,912
Nonrecurring engineering expenses	3,648
Depreciation	2,580
Stock-based compensation	842
Various individually insignificant items	265

Total change	$21,630

The increase in salaries and wages, expenses related to IT, facilities and other shared functions, depreciation and stock-based compensation was primarily the result of headcount growth. The increase in nonrecurring engineering expenses was primarily the result of continued development of new and enhanced products.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and customer service functions, costs associated with promotional and marketing programs, travel expenses, and related IT and facilities expenses.

Sales and marketing expenses are summarized as follows (in thousands, except percentages):

	January 30, 2010	% of Net Revenues	January 24, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$90,366	16.8%	$73,166	16.9%	$17,200	23.5%

Sales and marketing expenses increased for the three months ended January 30, 2010 compared with the three months ended January 24, 2009 due to the following:

$ Change 2009 to 2010 QTD
Salaries and wages	$9,942
Expenses related to IT, facilities and other shared functions	1,990
Stock-based compensation	1,906
Advertising and conferences	1,544
Various individually insignificant items	1,818

Total change	$17,200

The increase in salaries and wages, expenses related to IT, facilities and other shared functions, and stock-based compensation was primarily the result of headcount growth.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as recruiting expenses, professional fees, other corporate expenses, and related IT and facilities expenses.

G&A expenses are summarized as follows (in thousands, except percentages):

	January 30, 2010	% of Net Revenues	January 24, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$16,239	3.0%	$18,388	4.3%	$(2,149)	(11.7)%

G&A expenses decreased for the three months ended January 30, 2010 compared with the three months ended January 24, 2009 due to the following:

$ Change 2009 to 2010 QTD
Outside services	$(848)
Stock-based compensation	(514)
Facility expenses	(355)
Various individually insignificant items	(432)

Total change	$(2,149)

The decrease in outside services, stock-based compensation and facility expenses was primarily the result of an increase in expenses allocated from G&A to other departments due to headcount growth in R&D and sales and marketing.

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

Legal fees associated with indemnification obligations and other related costs, net, are summarized as follows (in thousands, except percentages):

	January 30, 2010	% of Net Revenues	January 24, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$301	0.1%	$19,299	4.5%	$(18,998)	(98.4)%

Legal fees decreased for the three months ended January 30, 2010 compared with the three months ended January 24, 2009 primarily due to resolution of multiple legal proceedings related to the Special Litigation Committee’s litigation, as well as a decrease in legal expenses in connection with the litigation filed on behalf of the Company by the Special Litigation Committee of the Board of Directors.

Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	January 30, 2010	% of Net Revenues	January 24, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$17,052	3.2%	$13,229	3.1%	$3,823	28.9%

During the three months ended January 30, 2010, we recorded amortization of intangible assets related to the acquisitions of McDATA, Silverback Systems, Inc., Strategic Business Systems, Inc. and Foundry. The increase in amortization of intangible assets for the three months ended January 30, 2010 compared with the three months ended January 24, 2009 was primarily due to the acquisition of Foundry which was completed in December 2008.

Acquisition and integration costs. Acquisition and integration costs are summarized as follows (in thousands, except percentages):

	January 30, 2010	% of Net Revenues	January 24, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$204	—%	$953	0.2%	$(749)	(78.6)%

For the three months ended January 30, 2010 and January 24, 2009, we recorded acquisition and integration costs primarily for consulting services and other professional fees in connection with our integration of Foundry.

In-process research and development. IPR&D is summarized as follows (in thousands, except percentages):

	January 30, 2010	% of Net Revenues	January 24, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$—	—%	$26,900	1.9%	$(26,900)	(100.0)%

On December 18, 2008, we completed our acquisition of Foundry. In connection with this acquisition, we recorded a $26.9 million IPR&D charge (see Note 3, “Acquisitions,” of the Notes to Condensed Consolidated Financial Statements).

The $26.9 million IPR&D charge was recorded because the acquired technologies had not reached technological feasibility and had no alternative uses. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining significant risk relating to the development. At the time of the acquisition in December 2008, Foundry was developing new products in multiple product areas that qualify as IPR&D. These efforts included FastIron SuperX Family, FastIron CX, NetIron CER, TurboIron and various other projects. Development efforts for these projects have been completed, with the exception of FastIron CX and NetIron CER which are both expected to be completed in March 2010.

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

Interest income and other loss, net. Interest income and other loss, net, are summarized as follows (in thousands, except percentages):

	January 30, 2010	% of Net Revenues	January 24, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$72	—%	$(3,811)	(0.9)%	$3,883	101.9%

For the three months ended January 30, 2010 compared with the three months ended January 24, 2009, the increase in interest income and other loss, net, was primarily related to the $4.4 million in acquisition-related financing charges in the three months ended January 24, 2009.

Interest expense. Interest expense primarily represents the interest cost associated with our term loan and convertible subordinated debt (see Note 9, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). Interest expense is summarized as follows (in thousands, except percentages):

	January 30, 2010	% of Net Revenues	January 24, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$(22,073)	(4.1)%	$(23,279)	(5.4)%	$(1,206)	(5.2)%

Interest expense decreased for the three months ended January 30, 2010 compared with the three months ended January 24, 2009 primarily as a result of accelerated payments towards the principal of the term loan since it was obtained in the fourth fiscal quarter of 2008, as well as an increase of $1.3 million in capitalization of interest cost in connection with the development of our campus during the three months ended January 30, 2010.

Loss on sale of investments and property, net. Loss on sale of investments, net, is summarized as follows (in thousands, except percentages):

	January 30, 2010	% of Net Revenues	January 24, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$(8,828)	(1.6)%	$(864)	(0.2)%	$7,964	921.8%

For the three months ended January 30, 2010 compared with the three months ended January 24, 2009, the increase in loss on sale of investments and property, net, was primarily related to the $8.8 million loss on the sale of owned property in San Jose to an unrelated third party (see Note 12, “Sale-Leaseback Transactions,” of the Notes to Condensed Consolidated Financial Statements).

The $0.9 million in loss on sale of investments and property, net, for the three months ended January 24, 2009 was due to a loss of $0.9 million on the disposition of portfolio investments at amounts below the carrying value.

Provision for income taxes. Provision for income taxes and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Three Months Ended
	January 30, 2010	January 24, 2009
Provision for income taxes	$1,276	$17,973
Effective tax rate	2.4%	(303.3)%

Our effective tax rate increased for the three months ended January 30, 2010 compared with the three months ended January 24, 2009 primarily due to the following (see Note 14, “Income Taxes,” of the Notes to Condensed Consolidated Financial):

•	Lapse of the Federal R&D credit periods after December 31, 2009;

•	Change in uncertain tax positions related to the settlement of the Foundry IRS audit during the three months ended January 30, 2010;

•	One-time loss on the sale of property; and

•	Law change allowing 5-year carryback on net operating losses as a result of the American Recovery and Reinvestment Act of 2009 effective on November 20, 2009.

Based on the forecasted financials, we currently expect the effective tax rate for fiscal year 2010 to be lower than fiscal year 2009. However, factors such as the successful integration of Foundry’s international operations and associated structuring could affect the level of our foreign revenues and earnings. As estimates and judgments are used to project such international earnings, the impact to our tax provision could vary if the current planning or assumptions change. Given that the tax rate is driven by several different factors, it is not possible to estimate our future tax rate with a high degree of certainty.

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

Stock-based compensation expense. Stock-based compensation expense is summarized as follows (in thousands, except percentages):

	January 30, 2010	% of Net Revenues	January 24, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$21,523	4.0%	$18,080	4.2%	$3,443	19.0%

The increase in stock-based compensation expense for the three months ended January 30, 2010 compared with the three months ended January 24, 2009 was primarily due to increased headcount, as well as the adoption of our 2009 ESPP for which compensation expense is recognized using the graded vesting method over the twenty-four month offering period in comparison to the six-month offering period under our 1999 ESPP.

Liquidity and Capital Resources

	January 30, 2010	October 31, 2009	Increase/ (Decrease)
	(in thousands)
Cash and cash equivalents	$496,583	$334,193	$162,390
Short-term investments	4,533	4,678	(145)
Restricted cash	12,500	12,502	(2)

Total	$513,616	$351,373	$162,243

Percentage of total assets	14%	10%

We use cash generated by operations as our primary source of liquidity. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the rate at which products are shipped during the quarter, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax and other payments. For additional discussion, see “Part II - Other Information, Item 1A. Risk Factors.”

Based on past performance and current expectations, we believe that internally generated cash flows are generally sufficient to support business operations, capital expenditures, contractual obligations, and other liquidity requirements associated with our operations for at least the next twelve months. We paid off our convertible subordinated debt due on February 15, 2010 through our existing cash on hand, together with the remaining net proceeds from the Senior Secured Notes issued on January 20, 2010. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity and the availability of and our requirements for capital resources.

Financial Condition

Cash and cash equivalents, short-term investments and restricted cash as of January 30, 2010 increased by $162.2 million over the balance as of October 31, 2009 primarily due to the borrowings made under the Senior Secured Notes. For the three months ended January 30, 2010, we generated $69.1 million in cash from operating activities, which was higher than our net income for the same period as a result of adjustments to net income for non-cash items related to depreciation and amortization and stock-based compensation expense, as well as a decrease in accounts receivable, partially offset by a decrease in accounts payable and accrued employee compensation. Accounts receivable days sales outstanding, which is a measure of the average number of days that a company takes to collect revenue after a sale has been made, for the three months ended January 30, 2010 was 47 days, compared with 52 days for the three months ended January 24, 2009. The decrease in accounts receivable days sales outstanding was due to stronger collections during the first fiscal quarter of 2010.

Net cash used in investing activities for the three months ended January 30, 2010 totaled $17.2 million and was primarily the result of $47.3 million in purchases of property and equipment, offset by $30.2 million in proceeds resulting from the sale of property.

Net cash provided by financing activities for the three months ended January 30, 2010 totaled $111.5 million and was primarily the result of net proceeds from the issuance of Senior Secured Notes of $588.0 million and proceeds from the issuance of common stock from ESPP purchases and stock option exercises of $30.0 million, offset by payment of principal related to the term loan of $506.5 million.

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

Three Months Ended January 30, 2010 Compared to Three Months Ended January 24, 2009

Operating Activities. Net cash provided by operating activities increased for the three months ended January 30, 2010 compared with the three months ended January 24, 2009 by $232.9 million. The increase was primarily due to net income, the $160.0 million payment of the liability associated with the settlement of the class action lawsuit during the three months ended January 24, 2009 and increased accounts receivable collections during the three months ended January 30, 2010.

Investing Activities. Net cash used in investing activities decreased for the three months ended January 30, 2010 compared with the three months ended January 24, 2009 by $74.7 million. The decrease was primarily due to cash paid in connection with the Foundry acquisition during the three months ended January 24, 2009 and increased proceeds from the sale of property during the three months ended January 30, 2010. This decrease was partially offset by a decrease in restricted cash which was released to finance a portion of the Foundry acquisition, as well as decreased proceeds from short-term and long-term investments.

Financing Activities. Net cash provided by financing activities increased for the three months ended January 30, 2010 compared with the three months ended January 24, 2009 by $119.7 million. The increase was primarily due to increased proceeds from the issuance of bonds and decreased payment of senior underwriting fees related to the term loan, partially offset by the payment of principal related to the term loan.

Liquidity

Manufacturing and Purchase Commitments. We have manufacturing arrangements with Foxconn, Sanmina, Flextronics, Celestica, Flash, Accton and Quanta (collectively, the “CMs”) under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations within the next twelve months, in accordance with our policy (see Note 10, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements).

Company Campus Contractual Obligations. On May 23, 2008, we purchased property located in San Jose, California, which consists of three unimproved building parcels that are entitled for approximately 562,000 square feet of space in three buildings. For additional discussion, see Note 10, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements.

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

Senior Secured Credit Facility. A portion of our outstanding debt is related to the financing of the Foundry acquisition, the costs and expenses related to the merger, and the ongoing working capital and other general corporate purposes of the combined organization after consummation of the merger (see Note 9, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). We have the following resources available to obtain short-term or long-term financing, if we need additional liquidity, as of January 30, 2010 (in thousands):

	Original Amount Available	January 30, 2010
		Used	Available
Revolving credit facility	$125,000	$14,050	$110,950

Total	$125,000	$14,050	$110,950

Senior Secured Notes. In January 2010, we issued $600 million of long-term fixed notes to restructure our balance sheet by using the proceeds from the Senior Secured Notes to pay down a substantial portion of the outstanding term loan, with the remaining net proceeds used to retire the convertible subordinated debt due on February 15, 2010 (see Note 9, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).

Contractual Obligations

The following table summarizes our contractual obligations, including interest expense, and commitments as of January 30, 2010 (in thousands):

	Total	Less than 1 Year		1—3 Years		3—5 Years		More than 5 Years
Contractual Obligations:
Term loan (1)	$512,207		$57,817		$242,041		$212,349		$—
Senior Secured Notes due 2018 (1)	459,546		20,421		39,750		39,750		359,625
Senior Secured Notes due 2020 (1)	506,817		21,192		41,250		41,250		403,125
Convertible subordinated debt (1)	174,441		174,441		—		—		—
Revolving credit facility (1)	14,053		14,053		—		—		—
Non-cancelable operating leases (2)	109,807		36,431		29,347		21,139		22,890
Purchase commitments, gross (3)	243,224		243,224		—		—		—
Company campus capital expenditures (4)	111,901		111,901		—		—		—

Total contractual obligations	$2,131,996		$679,480		$352,388		$314,488		$785,640

Other Commitments:
Standby letters of credit	$1,416	$	n/a	$	n/a	$	n/a	$	n/a

Unrecognized tax benefits and related accrued interest (5)	$173,001	$	n/a	$	n/a	$	n/a	$	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.
(2)	Amount excludes contractual sublease income of $33.1 million, which consists of $5.0 million to be received in less than one year, $9.1 million to be received in one to three years, $9.7 million to be received in three to five years and $9.3 million to be received in more than five years.
(3)	Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers. Of this amount, we have accrued $20.4 million for estimated purchase commitments that we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.
(4)	Amount reflects $111.9 million in capital expenditures in connection with the development of the corporate campus. Including the costs incurred to date of $214.7 million, the total contractual obligation on the Company campus is approximately $326.6 million.
(5)	As of January 30, 2010, we had a liability for unrecognized tax benefits of $169.9 million and a net accrual for the payment of related interest and penalties of $3.1 million. We expect to resolve the fiscal year 2003 IRS audit during the next twelve months. As such, after we reach settlement with the IRS, we expect to record a corresponding adjustment to our unrecognized tax benefits. Due to availability of net operating losses, the IRS audit settlement is not expected to result in a significant tax payment. Other than the 2003 IRS audit, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcome.

Share Repurchase Program. As of November 29, 2007, our Board of Directors authorized a total of $800.0 million for the repurchase of our common stock. Purchases have been made, from time to time, in the open market or by privately negotiated transactions and have been funded from available working capital. The number of shares purchased and the timing of purchases have been based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. During the third fiscal quarter of 2008, we suspended our share repurchase program due to the then pending Foundry acquisition. We are prioritizing our use of cash for debt repayment following the close of the Foundry acquisition. As such, we made no share repurchases for the three months ended January 30, 2010. Approximately $414.1 million remains authorized for future repurchases under this program as of January 30, 2010.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of January 30, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Estimates

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three months ended January 30, 2010 as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, with the exception of our accounting policy for convertible debt instruments and revenue recognition as described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

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

We are exposed to changes in interest rates as a result of our borrowings under our term loan. As of January 30, 2010, the weighted-average interest rate on the term loan was 7.0%, which represents the minimum interest rate under the credit agreement. The current market rates are such that a 1% increase in market rates would still result in a 7.0% interest rate on the term loan. However, based on outstanding principal indebtedness of $427.4 million under our term loan as of January 30, 2010, if market rates average 1% above the interest rate floor over the remaining term of the debt, which would result from an increase in market rates of approximately 3.0%, our interest expense would increase by approximately $12.1 million.

Our cash, cash equivalents, and short-term investments are primarily maintained at five major financial institutions in the United States. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.

We did not have any material investments as of January 30, 2010 that are sensitive to changes in interest rates.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended January 30, 2010 were the euro, the Japanese yen, the British pound, the Singapore dollar and the Swiss franc. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. As such, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in currencies other than the U.S. dollar. We also may enter into other non-designated derivatives that consist primarily of forward contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures. Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge.

As of January 30, 2010, we held $92.9 million in cash flow derivative instruments. The maximum length of time over which we are hedged as of January 30, 2010 is through November 5, 2010.

Equity Price Risk

We had no investments in publicly traded equity securities as of January 30, 2010. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other-than-temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes. The aggregate cost of our equity investments in non-publicly traded companies was $6.8 million at January 30, 2010.

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On January 29, 2010, the last business day of our first fiscal quarter of 2010, the last reported sale price of our common stock on the NASDAQ Global Select Market was $6.87 per share.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”).

The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures are effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended January 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Brocade also competes with other companies, such as 3Com, Alcatel-Lucent, Enterasys Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Force10 Networks, Inc., HP ProCurve Division, Huawei Technologies Co. Ltd. and Juniper. Brocade also faces significant competition from providers of Fibre Channel switching products for interconnecting servers and storage. These principal competitors include Cisco and QLogic Corporation. Brocade also faces other competitors in markets adjacent to the SAN and Ethernet networking markets, such as QLogic and Emulex Corporation in the server connectivity or HBA market. Brocade may continue to face competitors with well-established market share and customer relationships in adjacent markets. Some of Brocade’s current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Brocade’s competitors could also adopt more aggressive pricing policies than Brocade. Brocade believes that competition based on price may become more aggressive than it has traditionally experienced. Brocade’s competitors could also devote greater resources to the development, promotion and sale of their products than Brocade and, as a result, may be able to respond more quickly to changes in customer or market requirements. Brocade’s failure to successfully compete in the market would harm Brocade’s business and financial results.

Convergence and consolidation trends within the information technology industry are also beginning to bring historically separated computing, storage and Ethernet networking technologies together. These trends are shifting long-standing industry partnerships/alliances, go-to-market routes, technology models and represent risks for Brocade. For example, the ongoing development of new networking protocols such as FCoE and Converged Enhanced Ethernet (“CEE”) are designed to merge storage and Ethernet network traffic inside of data centers. Brocade recently introduced new products that support FCoE/CEE. If the adoption rate of FCoE/CEE products varies significantly to what Brocade and other industry experts currently project, this may negatively impact Brocade’s businesses.

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

Competitive pressure will also likely intensify as technology trends may impact long-standing alliances, partnerships and go-to-market routes. For example, in November 2009 Cisco, EMC and VMware announced a coalition called the “Virtual Computing Environment” (“VCE”), through which it and its business partners would sell packaged “cloud computing” and data center virtualization solutions. Further, Cisco and EMC announced a joint venture called “Acadia”, which is designed to serve as a support and services arm of VCE. EMC is currently Brocade’s top OEM in terms of Fibre Channel sales and has been a go-to-market and technology partner since 1997. The tightening relationship between Cisco and EMC may harm Brocade’s partnership with EMC. In addition, on November 11, 2009, HP, another Brocade OEM partner, announced its intent to acquire 3Com, a Brocade competitor in the Ethernet market. If this acquisition of 3Com is completed, it may increase the competitive dynamics in the Ethernet and other markets for Brocade and could negatively impact important routes to market for Brocade’s storage and converged networking products.

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

Brocade has introduced a significant number of new products in recent history, including products across its family of Ethernet and Storage solutions, which accounts for a substantial portion of Brocade’s revenues. Developing new offerings requires significant upfront investments that may not result in revenue for an extended period of time, if at all. Brocade must achieve widespread market acceptance of Brocade’s new product and service offerings on a timely basis in order to realize the benefits of Brocade’s investments. In addition, Brocade’s plans to sell its offerings through new channels also requires that market acceptance be successful. For example, in April 2009 Brocade announced an expanded relationship with IBM whereby IBM will rebrand and sell a set of Brocade enterprise Ethernet networking products through the IBM global sales force and authorized IBM business partners, extending Brocade’s existing relationship with IBM for storage area networking products. This expanded relationship also requires Brocade to make certain significant upfront investments, which costs may not be recovered or provide the desired return on investment if the anticipated benefits of the expanded relationship are not ultimately successful.

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

The average selling price for Brocade’s products has declined in the past, and Brocade expects it to continue to decline in the future as a result of changes in competitive pricing pressure, broader macroeconomic factors, product mix, increased sales discounts, new product introductions by Brocade or Brocade’s competitors, the entrance of new competitors and other factors. Price declines may also increase as competitors ramp up product releases that compete with Brocade’s products. Furthermore, as a result of cautious capital spending in the technology sector, coupled with broader macroeconomic factors, both Brocade and its competitors may pursue more aggressive pricing strategies in an effort to maintain or seek to increase sales levels. If Brocade is unable to offset any negative impact that changes in competitive pricing pressures, broader macroeconomic factors, product mix, increased sales discounts, enhanced marketing programs, new product introductions by Brocade or Brocade’s competitors, or other factors may have on the average selling price of Brocade’s products by increasing the volume of products shipped or reducing product manufacturing costs, Brocade’s total revenues and gross margins will be negatively impacted.

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

The domestic and global economies have undergone a period of significant uncertainty and slowdown, which has resulted in reduced demand for information technology, including high-performance data networking solutions, and an extended delay in the recovery of such economies may continue to negatively impact demand further. Information technology spending has historically declined as general economic and market conditions have worsened. If the domestic and global economic slowdown is prolonged, or if Brocade’s customers believe such a slowdown will continue for a sustained period, Brocade’s customers may further reduce their information technology spending and future budgets. Brocade is particularly susceptible to reductions in information technology spending because the purchase of IT-related products is often discretionary and may involve a significant commitment of capital and other resources. Different geographic regions (e.g. North America, Western Europe, Asia Pacific region) may experience greater economic slowdown and/or a longer recovery period. Future delays or reductions in information technology spending, domestically and/or internationally, could harm Brocade’s business, results of operations and financial condition in a number of ways, including longer sales cycles, increased inventory provisions, increased production costs, lowered prices for its products and reduced sales volumes. Similarly, if Brocade’s suppliers face challenges in obtaining credit or otherwise in operating their businesses, they may become unable to continue to offer the materials Brocade uses to manufacture its products or may offer the materials at higher prices. These events have caused, and may further cause, reductions in Brocade’s revenue, profitability and cash flows; increased price competition and operating costs; longer fulfillment cycles; and may cause many other risks noted in this Form 10-Q, which could adversely affect Brocade’s business, results of operations and financial condition.

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

Brocade provides product forecasts to its contract manufacturers and places purchase orders with them in advance of the scheduled delivery of products to Brocade’s customers. Moreover, in preparing sales and demand forecasts, Brocade relies largely on input from its partners and its resellers and end-user customers. Therefore, if Brocade or its partners are unable to accurately forecast demand, or if Brocade fails to effectively communicate with its distribution partners about end-user demand or other time-sensitive information, the sales and demand forecasts may not reflect the most accurate, up-to-date information. If these forecasts are inaccurate, Brocade may be unable to obtain adequate manufacturing capacity from its contract manufacturers to meet customers’ delivery requirements or Brocade may accumulate excess inventories. Furthermore, Brocade may not be able to identify forecast discrepancies until late in its fiscal quarter. Consequently, Brocade may not be able to make adjustments to its business model. If Brocade is unable to obtain adequate manufacturing capacity from its contract manufacturers, if Brocade accumulates excess inventories, or if Brocade is unable to make necessary adjustments to Brocade’s business model, revenue may be delayed or even lost to Brocade’s competitors and Brocade’s business and financial results may be harmed. In addition, Brocade may experience higher fixed costs as it expands its contract manufacturer capabilities, which could negatively affect Brocade’s ability to react quickly if demand suddenly decreases.

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

In addition, although the purchase orders placed with Brocade’s contract manufacturers are cancelable, in certain circumstances Brocade could be required to purchase certain unused material not returnable, usable by, or sold to other customers if Brocade cancels any of Brocade’s orders. This purchase commitment exposure is particularly high in periods of new product introductions and product transitions. If Brocade is required to purchase unused material from Brocade’s contract manufacturers, Brocade would incur unanticipated expenses and Brocade’s business and financial results could be negatively affected. In the past, Brocade has experienced delays in shipments of its Ethernet products from its contract manufacturers and OEMs, which in turn delayed product shipments to its customers. Brocade may in the future experience similar delays or other problems, such as insufficient quantity of product, acquisition by a competitor or business failure of any of its OEMs, any of which could harm Brocade’s business and operating results.

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

Brocade has a high concentration of customers, including a limited number of OEM partners, which it relies on for a substantial portion of its revenues. The loss of any of these customers or OEM partners, a disruption in demand in a key vertical market, or a decrease in their purchases could significantly reduce Brocade’s revenues and negatively affect Brocade’s financial results.

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

The loss or delay of continued orders from any of Brocade’s more significant customers, such as the U.S. government or individual agencies within the U.S. government, or companies within the financial services, education and health sectors, could also cause its revenue and profitability to suffer. For example, if Brocade is unable to offer qualified products to such government customers due to governmental procurement delays to the timing of approval of the federal budget or other reasons, and regulations and requirements with respect to country of origin designation, Brocade’s government orders could decrease, which would negatively impact its revenue and operating results. In addition, Brocade’s ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of its products. In addition, a change in the mix of Brocade’s customers, or a change in the mix of direct and indirect sales, could adversely affect its revenue and gross margins.

Brocade is dependent on sole source and limited source suppliers for certain key components, the loss of which may significantly impact results of operations.

Although Brocade uses standard parts and components for its products where possible, Brocade’s contract manufacturers currently purchase, on Brocade’s behalf, several key components used in the manufacture of its products from single or limited supplier sources. Brocade’s principal single source components include its application-specific integrated circuits (“ASICs”) and Brocade’s principal limited source components include memory, certain oscillators, microprocessors, certain connectors, certain logic chips, power supplies, programmable logic devices, printed circuit boards, certain optical components, packet processors and switching fabrics. Brocade generally acquires these components through purchase orders and has no long-term commitments regarding supply or pricing with such suppliers. If Brocade is unable to obtain these and other components when required or if Brocade experiences significant component defects, Brocade may not be able to deliver Brocade’s products to Brocade’s customers in a timely manner. In addition, the current economic and industry environment including the recent global economic slowdown may cause some of these sole source or limited source suppliers to delay production or to go out of business or be acquired by third parties, which could result disrupt Brocade’s supply chain. As a result, Brocade’s business and financial results could be harmed.

In addition, the loss of any of Brocade’s major third-party contract manufacturers could significantly impact Brocade’s ability to produce its products for an indefinite period of time. Qualifying a new contract manufacturer and commencing volume production is typically a lengthy and expensive process. If Brocade is required to change any of its contract manufacturers or if any of its contract manufacturer experiences delays, disruptions, capacity constraints, component parts shortages or quality control problems in its manufacturing operations, shipment of Brocade’s products to Brocade’s customers could be delayed and result in loss of revenues and Brocade’s competitive position and relationship with customers could be harmed.

Brocade incurred substantial indebtedness to finance the acquisition of Foundry that decreases Brocade’s business flexibility and access to capital, and increases its borrowing costs, which may adversely affect Brocade’s operations and financial results.

Upon completion of the acquisition of Foundry in December 2008, Brocade increased its indebtedness by approximately $1.1 billion, which is substantially greater than its indebtedness prior to the acquisition. The $1.1 billion debt was originally issued under a term loan facility. In January 2010, that term loan was amended to permit Brocade to issue $600 million of senior indebtedness. Following the issuance of $600 million in Senior Secured Notes in January 2010, Brocade applied approximately $435 million of the proceeds to prepay a portion of the original $1.1 billion term loan. The financial and other covenants agreed to by Brocade in connection with such indebtedness and the increased indebtedness and higher debt-to-equity ratio of Brocade in comparison to that of Brocade on a recent historical basis will have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions and increasing borrowing costs, and may adversely affect Brocade’s operations and financial results. The increased indebtedness may also adversely affect Brocade’s ability to access sources of capital or incur certain liens. In addition, Brocade’s failure to comply with these covenants could result in a default under the Senior Secured Credit Facility and its other debt, including the $600 million in Senior Secured Notes, which could permit the holders to accelerate such debt or demand payment in exchange for a waiver of such default. If any of Brocade’s debt is accelerated, Brocade may not have sufficient funds available to repay such debt. The current debt under the Senior Secured Credit Facility has a floating interest rate and an increase in interest rates may negatively impact Brocade’s financial results. The mandatory debt repayment schedule on the Senior Secured Credit Facility may negatively impact Brocade’s cash position and reduce Brocade’s financial flexibility. In addition, any negative changes by rating agencies to Brocade’s credit rating may negatively impact the value and liquidity of Brocade’s debt and equity securities and Brocade’s ability to access sources of capital.

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

Brocade carries a substantial amount of acquired intangible assets and goodwill on its balance sheet, which is predominately related to the Ethernet business in connection with Brocade’s acquisition of Foundry in December 2008. Brocade’s determination of fair value of long-lived assets relies on management’s assumptions of future revenues, operating costs, and other relevant factors. In response to changes in industry and market conditions, Brocade may be required to realign its resources strategically and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in, or dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Similarly, if management’s estimates of future operating results change or if there are changes to other assumptions, such as the discount rate applied to future cash flows, the estimate of the fair value of Brocade’s reporting units could change significantly, which could result in goodwill impairment charges. Brocade’s estimates with respect to the useful life or ultimate recoverability of Brocade’s carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. For example, during the three months ended May 2, 2009, Brocade recorded a non-cash $53.3 million impairment charge in connection with the decision to no longer offer Brocade’s suite of Files products.

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

Brocade has in the past acquired, or made strategic investments in, other companies, products or technologies, and Brocade expects to make additional acquisitions and strategic investments in the future. Examples of recent acquisitions include Foundry in December 2008, Strategic Business Systems, Inc. in March 2008 and McDATA Corporation in January 2007. Brocade may not realize the anticipated benefits of the acquisition of Foundry or any other acquisitions or strategic investments, which involve numerous risks, including:

•	Difficulties in successfully integrating the acquired businesses;

•	Revenue attrition in excess of anticipated levels if existing customers alter or reduce their historical buying patterns;

•	Unanticipated costs, litigation and other contingent liabilities;

•	Diversion of management’s attention from Brocade’s daily operations and business;

•	Adverse effects on existing business relationships with suppliers and customers;

•	Risks associated with entering into markets in which Brocade has limited or no prior experience;

•	Inability to attract and retain key employees;

•	Inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	Inability to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company;

•	Inability to successfully develop new products and services on a timely basis that address the market opportunities of the combined company;

•	Inability to compete effectively against companies already serving the broader market opportunities expected to be available to the combined company;

•	Inability to qualify the combined company’s products with OEM partners on a timely basis, or at all;

•	Failure to consolidate the combined company’s professional services and customer support organizations;

•	Inability to successfully integrate and harmonize financial reporting and information technology systems;

•	Failure to successfully manage additional remote locations, including the additional infrastructure and resources necessary to support and integrate such locations;

•	Assumption or incurrence of debt and contingent liabilities and related obligations to service such liabilities and Brocade’s ability to satisfy financial and other negative operating covenants;

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

Many of Brocade’s partners experience uneven sales patterns in their businesses due to the cyclical nature of information technology spending. For example, some of Brocade’s partners close a disproportionate percentage of their sales transactions in the last month, weeks and days of each fiscal quarter, and other partners experience spikes in sales during the fourth calendar quarter of each year. Because a large portion of Brocade’s sales are derived from a small number of OEM partners, when they experience seasonality, Brocade typically experiences similar seasonality. Historically, Brocade’s first and fourth fiscal quarters are seasonally stronger quarters than its second and third fiscal quarters. These OEM partners make decisions to purchase inventory based on a variety of factors, including their product qualification cycles and their expectations of end customer demand that may be affected by seasonality and internal supply management objectives. Others require that Brocade maintain inventories of Brocade’s products in hubs adjacent to their manufacturing facilities and purchase Brocade’s products only as necessary to fulfill immediate customer demand. In addition, Brocade has experienced quarters where uneven sales patterns of Brocade’s OEM partners have resulted in a significant portion of Brocade’s revenue occurring in the last month of Brocade’s fiscal quarter. For example, Brocade’s Ethernet networking business typically experiences significantly higher levels of sales towards the end of a period. Such non-linearity in shipments due to sales patterns can increase risks of disruption during this critical period as well as raise costs, as irregular shipment patterns result in periods of underutilized capacity and additional costs associated with higher inventory levels and inventory planning. Furthermore, orders received towards the end of the period may not ship within the period due to Brocade’s manufacturing lead times. This exposes Brocade to additional inventory risk because Brocade must order products in anticipation of expected future orders and additional sales risk if Brocade is unable to fulfill unanticipated demand. In addition, receipt of a high number of customer orders towards the end of a fiscal quarter will increase reported receivables outstanding as a fraction of reported sales and result in higher days sales outstanding. Brocade is not able to predict the degree to which the seasonality and uneven sales patterns of Brocade’s OEM partners or other customers will affect Brocade’s business in the future, particularly as Brocade releases new products.

Undetected software or hardware errors could increase Brocade’s costs, reduce Brocade’s revenues and delay market acceptance of Brocade’s products.

Networking products frequently contain undetected software or hardware errors, or bugs, when first introduced or as new versions are released. Brocade’s products are becoming increasingly complex and particularly, as Brocade continues to expand its product portfolio to include software-centric products, including software licensed from third parties, errors may be found from time to time in Brocade’s products. In addition, through its acquisitions, Brocade has assumed, and may in the future assume, products previously developed by an acquired company that have not been through the same level of product development, testing and quality control processes used by Brocade, and may have known or undetected errors. Some types of errors also may not be detected until the product is installed in a heavy production or user environment. In addition, Brocade’s products are often combined with other products, including software, from other vendors, and these products often need to interface with existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause Brocade to incur significant warranty and repair costs, may divert the attention of engineering personnel from product development efforts, and may cause significant customer relations problems. Moreover, the occurrence of hardware and software errors, whether caused by another vendor’s storage, data management or Ethernet products or Brocade’s, could delay market acceptance of Brocade’s new products.

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

Brocade is subject to periodic audits or other reviews by such governmental agencies. For example, Brocade is under examination by the IRS for its domestic federal income tax return for the fiscal years 2003 through 2008. In May 2006, the Franchise Tax Board notified Brocade that its California income tax returns for the years ended October 25, 2003 and October 30, 2004 were subject to audit. All these examination cycles remain open as of January 30, 2010. The SEC also periodically reviews Brocade’s public company filings. Any such examination or review frequently requires management’s time and diversion of internal resources and, in the event of an unfavorable outcome, may result in additional liabilities or adjustments to Brocade’s historical financial results.

The IRS is contesting the Company’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries. The Company appealed the Revenue Agent’s Report to the Appeals Office of the IRS for the years under examination through 2006. The IRS started the examination of the Company’s fiscal year 2007 and 2008 income tax returns. The IRS may make similar claims against the Company’s transfer pricing arrangements in future examinations. Audits by the IRS are subject to inherent uncertainties and an unfavorable outcome could occur, such as fines or penalties. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on Brocade’s results of operations for that period or future periods. The expense of defending and resolving such an audit may be significant. The amount of time to resolve an audit is unpredictable and defending Brocade may divert management’s attention from Brocade’s day-to-day business operations, which could adversely affect Brocade’s business.

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

Brocade’s success depends, to a significant degree, upon the continued contributions of key management, engineering, sales and other talent, many of whom would be difficult to replace. Brocade believes its future success will also depend, in large part, upon Brocade’s ability to attract and retain highly skilled managerial, engineering, sales and other talent, and on the ability of management to operate effectively, both individually and as a group, in geographically diverse locations. There is a limited number of qualified talent in the applicable market and competition for such employees is strong. In the past, Brocade has experienced difficulty in hiring qualified talent in areas such as ASICs, software, system and test, sales, marketing, service, key management and customer support. Although Brocade’s stock price generally increased during the twelve months ended January 30, 2010, any future declines in Brocade’s stock price could result in additional “underwater” stock options held by its employees. If such a decline in Brocade’s stock price were to occur, any resulting underwater options could decrease Brocade’s ability to incentivize or retain qualified talent. Brocade’s ability to retain qualified talent may also be affected by future and recent acquisitions, which may cause uncertainty and loss of key talent. The loss of the services of any of Brocade’s key employees, the inability to attract or retain qualified talent in the future, or delays in hiring required talent, particularly engineers and sales talent, could delay the development and introduction of Brocade’s products or services, and negatively affect Brocade’s ability to sell its products or services.

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

Certain provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with Brocade, and Brocade’s agreements with certain of Brocade’s customers require that Brocade give prior notice of a change of control and grant certain manufacturing rights following a change of control. Brocade’s various change-of-control provisions could prevent or delay a change in control of Brocade, which could hinder stockholders’ ability to receive a premium for Brocade’s stock. Brocade’s proxy statement for the 2010 annual meeting of stockholders contains two proposals to amend the Company’s certification of incorporation that, if approved by the stockholders, would eliminate the classified board of directors and supermajority voting thresholds in the Company’s certificate of incorporation and bylaws.

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

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)

3.2	Certificates of Correction and Corrected Amended and Restated Certificate of Incorporation effective as of June 1, 2009 (incorporated by reference to Exhibit 3.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended May 2, 2009)

3.3	Amended and Restated Bylaws of the Registrant effective as of February 10, 2009 (incorporated by reference to Exhibit 3.2 from Brocade’s Form 8-K filed on February 10, 2009)

3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

3.5	Certificate of Elimination of Series A Participating Preferred Stock of Brocade (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 16, 2007)

4.1	Form of Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

4.2	First Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, Brocade, and Wells Fargo Bank, National Association, as successor in interest to Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)

4.3	Second Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, McDATA Services Corporation, a Minnesota corporation f/k/a Computer Network Technology Corporation, Brocade, and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)

4.4	Indenture dated February 7, 2003 by and among McDATA Corporation and Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.4 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)

4.5	Indenture dated February 20, 2002 by and among Computer Network Technology Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)

4.6	Indenture, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, governing the 2018 Notes (incorporated by reference to Exhibit 4.1 from Brocade’s Form 8-K filed on January 26, 2010)

4.7	Indenture, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, governing the 2020 Notes (incorporated by reference to Exhibit 4.2 from Brocade’s Form 8-K filed on January 26, 2010)

10.1*	Executive Leadership Plan (formerly Senior Leadership Plan), as amended as of December 3, 2009 (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on December 9, 2009)

10.2*	Form of Restricted Stock Unit Agreement (Market Stock Units) under Brocade’s 2009 Stock Plan (incorporated by reference to Exhibit 10.2 from Brocade’s Form 8-K filed on December 9, 2009)

10.3**/†	Amendment Number 39 dated December 15, 2009, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade

10.4**	Amendment and Waiver No. 1 dated January 8, 2010, to the Credit Agreement, dated as of October 7, 2008, by and among Brocade, the lenders party thereto, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Morgan Stanley Senior Funding, Inc., as syndication agent, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, and HSBC Bank USA National Association and Keybank National Association, as co-documentation agents

10.5**	Purchase Agreement, dated January 13, 2010, between Brocade and J.P. Morgan Inc., as representative of the several Initial Purchasers listed in Schedule 1 thereto

10.6	Security Agreement, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on January 26, 2010)

10.7	Security Agreement, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.2 from Brocade’s Form 8-K filed on January 26, 2010)

10.8	Registration Rights Agreement, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors listed on the signature pages thereto and the purchasers named therein (incorporated by reference to Exhibit 10.3 from Brocade’s Form 8-K filed on January 26, 2010)

10.9	Registration Rights Agreement, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors listed on the signature pages thereto and the purchasers named therein (incorporated by reference to Exhibit 10.4 from Brocade’s Form 8-K filed on January 26, 2010)

10.10**	Real Estate Sale Agreement effective as of January 25, 2010 by and between Brocade Communications Systems Skyport LLC, a wholly-owned subsidiary of Brocade, and CA-Skyport III Limited Partnership

10.11**	Lease Agreement dated as of January 28, 2010 by and between Brocade and CA-Skyport III Limited Partnership

10.12**/†	Amendment Number 2 dated February 2, 2010 to OEM Purchase and License Agreement between EMC Corporation and Brocade

31.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
**	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brocade Communications Systems, Inc.

Date: March 2, 2010	By:	/s/ RICHARD DERANLEAU
Richard Deranleau
Chief Financial Officer