Form 10-Q
period 2010-05-01
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2010-06-02
CIK 1009626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 1, 2010

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

The number of shares outstanding of the registrant’s common stock as of May 26, 2010 was 444,183,185 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED May 1, 2010

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	May 1, 2010	May 2, 2009 (1)	May 1, 2010	May 2, 2009 (1)
	(In thousands, except per share amounts)
Net revenues
Product	$409,885	$418,034	$858,970	$780,634
Service	91,098	88,266	181,505	157,257

Total net revenues	500,983	506,300	1,040,475	937,891
Cost of revenues
Product	188,389	199,374	380,961	350,565
Service	49,311	47,133	98,787	85,118

Total cost of revenues	237,700	246,507	479,748	435,683

Gross margin
Product	221,496	218,660	478,009	430,069
Service	41,787	41,133	82,718	72,139

Total gross margin	263,283	259,793	560,727	502,208
Operating expenses:
Research and development	89,351	96,295	179,433	164,746
Sales and marketing	99,812	104,898	190,178	178,064
General and administrative	15,941	21,295	32,180	39,683
Legal fees associated with indemnification obligations and other related costs, net	277	19,814	578	39,113
Amortization of intangible assets	16,190	21,385	33,242	34,614
Acquisition and integration costs	—	2,391	204	3,344
Restructuring costs and facilities lease loss benefit, net	—	2,329	—	2,329
In-process research and development	—	—	—	26,900
Goodwill and acquisition-related intangible assets impairment	—	53,306	—	53,306

Total operating expenses	221,571	321,713	435,815	542,099

Income (loss) from operations	41,712	(61,920)	124,912	(39,891)
Interest income and other loss, net	(903)	90	(831)	(3,721)
Interest expense	(19,522)	(28,374)	(41,595)	(51,653)
Gain (loss) on sale of investments and property, net	253	341	(8,575)	(523)

Income (loss) before income tax provision (benefit)	21,540	(89,863)	73,911	(95,788)
Income tax provision (benefit)	(840)	(23,770)	436	(5,797)

Net income (loss)	$22,380	$(66,093)	$73,475	$(89,991)

Net income (loss) per share — basic	$0.05	$(0.17)	$0.17	$(0.24)

Net income (loss) per share — diluted	$0.05	$(0.17)	$0.15	$(0.24)

Shares used in per share calculation — basic	442,816	387,143	440,948	381,673

Shares used in per share calculation — diluted	479,166	387,143	481,714	381,673

(1)	As adjusted due to changes to the accounting for convertible debt instruments. See Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 1, 2010	October 31, 2009 (1)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$287,233	$334,193
Short-term investments	3,131	4,678
Restricted cash	—	12,502

Total cash, cash equivalents, short-term investments and restricted cash	290,364	351,373
Accounts receivable, net of allowances of $12,688 and $12,573 at May 1, 2010 and October 31, 2009, respectively	297,539	297,819
Inventories	76,819	72,152
Deferred tax assets	77,155	84,629
Prepaid expenses and other current assets	70,006	79,302

Total current assets	811,883	885,275
Property and equipment, net	488,699	442,408
Goodwill	1,655,371	1,659,934
Intangible assets, net	405,313	470,872
Non-current deferred tax assets	199,020	184,713
Other assets	45,752	28,218

Total assets	$3,606,038	$3,671,420

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$107,388	$181,249
Accrued employee compensation	120,957	160,832
Deferred revenue	185,071	174,870
Current liabilities associated with facilities lease losses	6,839	10,769
Current portion of capital lease obligations	800	—
Revolving credit facility	—	14,050
Current portion of term loan	23,159	38,822
Convertible subordinated debt	—	169,332
Other accrued liabilities	106,460	105,263

Total current liabilities	550,674	855,187
Non-current capital lease obligations, net of current portion	3,423	—
Term loan, net of current portion	358,412	860,114
Senior Secured Notes	595,169	—
Non-current liabilities associated with facilities lease losses	8,380	10,150
Non-current deferred revenue	61,647	60,575
Non-current income tax liability	88,674	92,276
Other non-current liabilities	15,936	15,114

Total liabilities	1,682,315	1,893,416

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 443,753 and 433,988 shares at May 1, 2010 and October 31, 2009, respectively	444	434
Additional paid-in capital	1,981,829	1,901,238
Accumulated other comprehensive loss	(14,277)	(5,920)
Accumulated deficit	(44,273)	(117,748)

Total stockholders’ equity	1,923,723	1,778,004

Total liabilities and stockholders’ equity	$3,606,038	$3,671,420

(1)	As adjusted due to changes to the accounting for convertible debt instruments. See Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	May 1, 2010	May 2, 2009 (1)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$73,475	$(89,991)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Excess tax benefit (detriment) from employee stock plans	(63)	986
Depreciation and amortization	97,613	94,131
Loss on disposal of property and equipment	9,459	1,150
Amortization of debt issuance costs and original issue discount	11,784	10,597
Net (gains) losses on investments and marketable equity securities	(217)	518
Provision for doubtful accounts receivable and sales allowances	5,867	5,350
Non-cash compensation expense	51,668	58,192
Non-cash facilities lease loss benefit	—	(339)
Capitalization of interest cost	(7,035)	(4,044)
Asset impairment charge	—	53,306
In-process research and development	—	26,900
Changes in assets and liabilities, net of acquired assets and assumed liabilities:
Restricted cash	12,502	—
Accounts receivable	(5,588)	(24,053)
Inventories	(4,668)	33,806
Prepaid expenses and other assets	10,557	18,152
Deferred tax assets	—	651
Accounts payable	(68,644)	(48,637)
Accrued employee compensation	(48,480)	(40,319)
Deferred revenue	11,274	35,448
Other accrued liabilities	(7,199)	(23,200)
Liabilities associated with facilities lease losses	(5,476)	(5,025)
Liability associated with class action lawsuit	—	(160,000)

Net cash provided by (used in) operating activities	136,829	(56,421)

Cash flows from investing activities:
Purchases of short-term investments	(24)	(55)
Proceeds from maturities and sale of short-term investments	1,788	146,465
Proceeds from maturities and sale of long-term investments	—	30,173
Proceeds from sale of property	30,185	—
Purchases of property and equipment	(109,387)	(73,452)
Decrease in restricted cash	—	1,075,079
Net cash paid in connection with acquisitions	—	(1,297,482)

Net cash used in investing activities	(77,438)	(119,272)

Cash flows from financing activities:
Payment of senior underwriting fees related to the term loan	—	(30,525)
Payment of debt issuance fees related to the Senior Secured Notes	(3,002)	—
Proceeds from (payment of principal related to) the revolving credit facility	(14,050)	14,050
Payment of principal related to the convertible subordinated debt	(172,500)	—
Payment of principal related to the term loan	(522,244)	(75,000)
Common stock repurchases	(20,003)	—
Proceeds from Senior Secured Notes	587,968	—
Proceeds from issuance of common stock, net	39,819	37,186
Excess tax (benefit) detriment from employee stock plans	63	(986)

Net cash used in financing activities	(103,949)	(55,275)

Effect of exchange rate fluctuations on cash and cash equivalents	(2,402)	(290)

Net decrease in cash and cash equivalents	(46,960)	(231,258)
Cash and cash equivalents, beginning of period	334,193	453,884

Cash and cash equivalents, end of period	$287,233	$222,626

Supplemental schedule of non-cash investing activities:
Fair value of stock options and unvested awards assumed in exchange for acquired Foundry assets	$—	$254,312

(1)	As adjusted due to changes to the accounting for convertible debt instruments. See Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Brocade Communications Systems, Inc. (“Brocade” or the “Company”) has prepared the accompanying Condensed Consolidated Financial Statements as of May 1, 2010 and for the three and six months ended May 1, 2010 and May 2, 2009, without audit, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 31, 2009 Condensed Consolidated Balance Sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

In the opinion of management, all adjustments (which include only normal recurring adjustments, except as otherwise indicated) necessary to present a fair statement of financial position as of May 1, 2010, results of operations for the three and six months ended May 1, 2010 and May 2, 2009, and cash flows for the six months ended May 1, 2010 and May 2, 2009 have been made. The results of operations for the three and six months ended May 1, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies for the six months ended May 1, 2010 as compared to those disclosed in Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009, except for the changes in the accounting for convertible debt instruments and revenue recognition as a result of new accounting standards as described below.

Convertible Debt Instruments

In the first quarter of 2010, the Company adopted a new standard that changed the accounting for convertible debt instruments with cash settlement features. As of adoption, this new standard applied to the Company’s convertible subordinated debt. Under the previous standard, the convertible subordinated debt was recognized entirely as a liability. In accordance with adopting this new standard, Brocade retrospectively recognized both a liability and an equity component of the convertible subordinated debt at fair value. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component, which is the value of the conversion feature at issuance, is recognized as the difference between the proceeds from the issuance of the convertible subordinated debt and the fair value of the liability component, after adjusting for the deferred tax impact. The convertible subordinated debt was issued at a coupon rate of 2.25%, which was below that of a similar instrument that does not have a conversion feature (8.75%). Therefore, the valuation of the debt component, using the income approach, resulted in a debt discount. The debt discount is reduced over the expected life of the debt, which is also the stated life of the debt. For additional discussion, see Note 9, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As a result of applying this new standard retrospectively to all periods presented, the Company recognized the following incremental effects on individual line items on the Condensed Consolidated Statements of Operations (in thousands, except per share amounts):

	Three Months Ended May 2, 2009
	Before Adoption	Adjustments	After Adoption
Interest expense	$(26,398)	$(1,976)	$(28,374)
Income tax benefit	$(24,769)	$999	$(23,770)
Net loss	$(63,118)	$(2,975)	$(66,093)
Net loss per share - basic	$(0.16)	$(0.01)	$(0.17)
Net loss per share - diluted	$(0.16)	$(0.01)	$(0.17)

	Six Months Ended May 2, 2009
	Before Adoption	Adjustments	After Adoption
Interest expense	$(47,755)	$(3,898)	$(51,653)
Income tax benefit	$(2,741)	$(3,056)	$(5,797)
Net loss	$(89,149)	$(842)	$(89,991)
Net loss per share - basic	$(0.23)	$(0.01)	$(0.24)
Net loss per share - diluted	$(0.23)	$(0.01)	$(0.24)

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

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the products’ essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

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

Multiple-element arrangements. The Company’s multiple-element product offerings include networking hardware with embedded software products and support, which are considered separate units of accounting. For certain of the Company’s products, software and non-software components function together to deliver the tangible products’ essential functionality. The Company allocates revenue to each element in a multiple-element arrangement based upon their relative selling price. When applying the relative selling price method, the Company determines the selling price for each deliverable using VSOE of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, the Company uses its best estimate of selling price for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In certain limited instances, the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to the Company infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE cannot be established, the Company attempts to establish selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE.

When the Company is unable to establish selling price using VSOE or TPE, the Company uses ESP in its allocation of the arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. ESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.

The Company determines ESP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. The determination of ESP is made through consultation with and formal approval by the Company’s management, taking into consideration the go-to-market strategy.

The Company regularly reviews VSOE, TPE and ESP and maintains internal controls over the establishment and updates of these estimates. There was no material impact on revenues during the three and six months ended May 1, 2010 nor does the Company expect a material impact in the near term from changes in VSOE, TPE or ESP.

The following table shows total net revenues as reported and unaudited pro forma total net revenues that would have been reported during the three and six months ended May 1, 2010 if the transactions entered into or materially modified after October 31, 2009 were subject to previous accounting guidance:

	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect
	In thousands
Total net revenues for the three months ended May 1, 2010	$500,983	$499,232
Total net revenues for the six months ended May 1, 2010	$1,040,475	$1,035,858

The impact to total net revenues during the three and six months ended May 1, 2010 of the accounting guidance was primarily to net product revenues. Since the use of the residual method is eliminated under the new accounting standards, any discounts offered by the Company are allocated to all deliverables.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Trade Receivables Factoring Facility

During April 2010, the Company entered into a trade receivables factoring facility with a financial institution to sell certain of its trade receivables from customers with limited, non-credit related, recourse provisions. The sale of receivables eliminates the credit exposure of the Company in relation to these receivables. The Company pays facility administration fees to the financial institution on a quarterly basis. Under the terms of the factoring agreement, the maximum available amount of the factoring facility outstanding at any one time is $50.0 million, which is subject to change based on the financial institution’s approval. During the three and six months ended May 1, 2010, $19.5 million of trade receivables have been sold under the terms of the factoring facility. Sales of trade receivables are recorded as a reduction of trade accounts receivable. The losses resulting from the discount on the sale of receivables for the three and six months ended May 1, 2010 were immaterial and are included in “Interest income and other loss, net” in the Condensed Consolidated Statement of Operations. Facility administration fees for the three and six months ended May 1, 2010 were immaterial and are included in “General and administrative expenses” in the Condensed Consolidated Statements of Operations.

Concentrations

A majority of the Company’s accounts receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of May 1, 2010, two customers accounted for 17.6% and 11.3%, respectively, of total accounts receivable. As of October 31, 2009, two customers accounted for 15.9% and 10.9%, respectively, of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances, and other allowances.

For the three months ended May 1, 2010 and May 2, 2009, the same three customers each represented 10% or more of the Company’s total net revenues for a combined total of 44.0% and 43.0% of total net revenues, respectively. The Company’s business is concentrated in the networking industry, which from time to time has been impacted by unfavorable economic conditions and reduced IT spending rates.

The Company currently relies on single and limited sources for multiple key components used in the manufacture of its products. Additionally, the Company relies on multiple contract manufacturers for the production of its products.

Use of Estimates in Preparation of Condensed Consolidated Financial Statements

The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, revenue recognition, sales allowances and programs, allowance for doubtful accounts, stock-based compensation, purchase price allocations, warranty obligations, inventory valuation and purchase commitments, restructuring costs, facilities lease losses, impairment of goodwill and intangible assets, litigation, income taxes and investments. Actual results may differ materially from these estimates.

Recent Accounting Pronouncements

In January 2010, the FASB issued an update to ASC 820-10 Measuring Liabilities at Fair Values (“ASC 820-10”). The update to ASC 820-10 requires disclosure of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers, and a gross presentation of activity within the Level 3 rollforward, presenting separately information about purchases, sales issuances and settlements. The update to ASC 820-10 was adopted by the Company in the second quarter of fiscal year 2010, except for the gross presentation of the Level 3 rollforward which will be adopted by the Company in the second quarter of fiscal year 2011. The Company does not expect the adoption of the update to ASC 820-10 to have a material impact on its financial position, results of operations, and cash flows.

In April 2010, the FASB issued an update to ASC 718 Compensation - Stock Compensation (“ASC 718”). The update to ASC 718 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the Company’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. The update to ASC 718 will be adopted by the Company in the first quarter of fiscal year 2012, with earlier adoption permitted. The Company is currently evaluating the impact of the update to ASC 718, but does not expect the adoption to have a material impact on its financial position, results of operations, and cash flows.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following unaudited pro forma financial information for the six months ended May 2, 2009 presents a summary of the results of operations of the Company assuming the acquisition of Foundry occurred at the beginning of the period presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of the period presented, nor is it indicative of future operating results:

In thousands, except per share amounts	Six Months Ended May 2, 2009 (1)
Total net revenues	$1,014,938
Pretax loss	(82,666)
Net loss	(63,677)
Basic net loss per share	(0.17)
Diluted net loss per share	$(0.17)

(1)	The unaudited pro forma financial results for the six months ended May 2, 2009 include Brocade’s historical results for the six months ended May 2, 2009, which include Foundry’s results subsequent to December 18, 2008, and Foundry’s historical results for the period October 26, 2008 to December 18, 2008, including amortization for acquired intangible assets, elimination of IPR&D charge and acquisition-related fees, and related tax effects. Brocade’s historical results for the six months ended May 2, 2009 reflect the incremental effects on individual line items on the Condensed Consolidated Statement of Operations as a result of retrospectively applying the new accounting standard for convertible debt instruments (see Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements).

4. Goodwill and Intangible Assets

The following table summarizes goodwill activity by reportable segment during the six months ended May 1, 2010 (in thousands):

	Data Storage	Ethernet Products	Global Services	Total
Balance at October 31, 2009
Goodwill	$176,989	$1,371,688	$157,089	$1,705,766
Accumulated impairment losses	—	(45,832)	—	(45,832)

	176,989	1,325,856	157,089	1,659,934

Tax and other adjustments during the six months ended May 1, 2010 (1)	—	(4,563)	—	(4,563)

Balance at May 1, 2010
Goodwill	$176,989	$1,367,125	$157,089	$1,701,203
Accumulated impairment losses	—	(45,832)	—	(45,832)

	$176,989	$1,321,293	$157,089	$1,655,371

(1)	The goodwill adjustment of $4.6 million was primarily a result of the tax benefit from the exercise of stock awards and the adoption of a new accounting standard for its convertible debt from acquired companies.

The Company conducts its goodwill impairment test annually, as of the first day of the second fiscal quarter, or whenever events or changes in facts and circumstances indicate that the fair value of the reporting unit may be less than its carrying amount. For the fiscal year 2010 annual goodwill impairment test, the Company used the income approach, the market approach, or a combination thereof, to determine the reporting unit’s fair values. The income approach provides an estimate of fair value based on discounted expected future cash flows (“DCF”). The market approach provides an estimate of the fair value of its four reporting units using various price or market multiples applied to the reporting unit’s operating results and then applying an appropriate control premium. During the fiscal year 2010 annual goodwill impairment test under the first step, the Company used a combination of approaches to estimate reporting units’ fair values, but relied primarily on the income approach results, using management’s recent, post-recession cash flow projections for each reporting unit and risk-adjusted discount rates. The Company believes that the income approach is more representative of reporting units’ fair value compared to market approach results due to conditions of current financial markets and other market factors.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Determining the fair value of a reporting unit or an intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions it believes to be reasonable, but that are unpredictable and inherently uncertain. Estimates and assumptions with respect to the determination of the fair value of its reporting units using the income approach include, among other inputs:

•	The Company’s operating forecasts;

•	Revenue growth rates; and

•	Risk-commensurate discount rates and costs of capital.

The Company’s estimates of revenues and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our regular long-range planning process. The control premium used in market or combined approaches is determined by considering control premiums offered as part of the acquisitions that have occurred in the reporting units’ comparable market segments. Based on goodwill impairment analysis results, the Company determined that no impairment needed to be recorded.

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

Intangible assets other than goodwill are amortized over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The following tables present details of the Company’s intangible assets (in thousands, except for useful life):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (in years)
May 1, 2010
Tradename	$13,941	$10,996	$2,945	9.73
Core/developed technology	338,158	161,435	176,723	3.21
Customer relationships	364,981	139,336	225,645	3.67

Total intangible assets	$717,080	$311,767	$405,313	3.51

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (in years)
October 31, 2009
Tradename	$13,941	$9,980	$3,961	8.05
Core/developed technology	338,158	129,843	208,315	3.63
Customer relationships	364,981	106,385	258,596	4.13

Total intangible assets	$717,080	$246,208	$470,872	3.94

The following table presents the amortization of intangible assets included on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Cost of revenues	$14,467	$17,987	$32,317	$29,955
Operating expenses	16,190	21,385	33,242	34,614

Total	$30,657	$39,372	$65,559	$64,569

The following table presents the estimated future amortization of intangible assets as of May 1, 2010 (in thousands):

Fiscal Year	Estimated Future Amortization
2010 (remaining six months)	$61,313
2011	119,770
2012	107,062
2013	94,057
2014	16,816
Thereafter	6,295

Total	$405,313

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Balance Sheet Details

The following table provides details of selected balance sheet items (in thousands):

	May 1, 2010	October 31, 2009
Accounts Receivable:
Accounts receivable	$310,227	$310,392
Allowance for doubtful accounts	(3,803)	(3,954)
Sales allowances	(8,885)	(8,619)

Total	$297,539	$297,819

Inventories:
Raw materials	$19,753	$4,605
Finished goods	57,066	67,547

Total	$76,819	$72,152

Property and equipment, net: (1)
Computer equipment and software	$124,335	$122,219
Engineering and other equipment	286,170	258,116
Furniture and fixtures (2)	19,990	14,691
Leasehold improvements	36,937	64,186
Land and building	57,878	81,298
Company campus (3)	293,233	218,797

Subtotal	818,543	759,307
Less: Accumulated depreciation and amortization	(329,844)	(316,899)

Total	$488,699	$442,408

Other accrued liabilities:
Income taxes payable	$1,391	$3,702
Accrued warranty	5,236	5,808
Inventory purchase commitments	12,190	17,011
Accrued sales programs	22,734	13,377
Accrued liabilities	56,228	53,878
Other	8,681	11,487

Total	$106,460	$105,263

(1)	The following table presents the depreciation of property and equipment included on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Depreciation expense	$15,943	$14,473	$32,054	$28,454

(2)	Effective May 1, 2010, the Company prospectively changed the estimated useful life of its furniture from 4 years to 7 years for furniture placed in service on or after that date. The Company will continue to use the straight-line method to depreciate furniture. The change in useful life was adopted because the life of the new furniture purchased for the Company campus is estimated to be longer than previously purchased furniture. There is no impact to the Company’s results of operations during the three and six months ended May 1, 2010 as certain furniture was placed in service as of the end of the second fiscal quarter. Furniture placed in service prior to May 1, 2010 and non-Company campus furniture will continue to be depreciated over 4 years using the straight-line method. In addition, furniture and fixtures include the following amounts under leases as of May 1, 2010 and October 31, 2009:

	May 1, 2010	October 31, 2009
Cost	$4,223	$—
Accumulated depreciation	—	—

Total	$4,223	$—

(3)	In connection with the purchase of the property located in San Jose, California, the Company engaged a third party as development manager to manage the development and construction of improvements on the property, which are still in progress. Included in the Company campus assets as of May 1, 2010 and October 31, 2009 is $8.0 million that the Company has agreed to pay the developer on May 22, 2011 or earlier if Brocade decides to sell any part of the Company campus project before such date.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Investments

The following table summarizes the Company’s investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
May 1, 2010
Corporate bonds	$3,131	$—	$—	$3,131

Total	$3,131	$—	$—	$3,131

Reported as:
Short-term investments				$3,131
October 31, 2009
Corporate bonds	$4,678	$—	$—	$4,678

Total	$4,678	$—	$—	$4,678

Reported as:
Short-term investments				$4,678

As of May 1, 2010 and October 31, 2009, the Company had no unrealized holding gains/losses on investments. Net unrealized holding losses or gains on investments, if any, are included in accumulated other comprehensive income (loss) in the accompanying Condensed Consolidated Balance Sheets.

7. Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability. The Company applies fair value measurements for both financial and nonfinancial assets and liabilities. The Company has no nonfinancial assets and liabilities that are required to be measured at fair value on a recurring basis as of May 1, 2010.

In the first fiscal quarter of 2010, the Company adopted provisions of ASC 820 for the Company’s nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. ASC 820 specifies, on a prospective basis, the way in which fair value measurements should be made for these assets and liabilities and additional disclosures related to the measurements. There were no fair value measurements recorded for such assets and liabilities during fiscal year 2010 since adoption.

The fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, approximate cost because of their short maturities.

In the second quarter of 2010, the Company adopted the update to ASC 820-10, which requires disclosure of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers. There were no transfers of this nature during the six months ended May 1, 2010.

The Company did not elect to measure any eligible financial instruments at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Assets and liabilities measured at fair value on a recurring basis as of May 1, 2010 were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of May 1, 2010	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$117,032	$117,032	$—	$—
Corporate bonds	3,131	—	3,131	—

Total assets measured at fair value	$120,163	$117,032	$3,131	$—

Liabilities:
Derivative liabilities, net	$4,758	$—	$4,758	$—

Total liabilities measured at fair value	$4,758	$—	$4,758	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

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

8. Liabilities Associated with Facilities Lease Losses

The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary. The following table summarizes the activity related to the facilities lease loss reserve, net of expected sublease income (in thousands):

Lease Loss Reserve
Reserve balance at October 31, 2009	$20,919
Cash payments on facilities leases	(5,576)
Non-cash charges and other adjustments, net	(124)

Reserve balance at May 1, 2010	$15,219

Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2017.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Borrowings

Senior Secured Notes

On January 20, 2010, the Company issued $300.0 million aggregate principal amount of its 6.625% Senior Secured Notes due 2018 at an issue price of 99.239% of the principal amount of the notes (the “2018 Notes”) and $300.0 million aggregate principal amount of its 6.875% Senior Secured Notes due 2020 at an issue price of 99.114% of the principal amount of the notes (the “2020 Notes” and, together with the 2018 Notes, the “Senior Secured Notes”), in a private placement to “qualified institutional buyers” in the United States defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States pursuant to Regulation S under the Securities Act (the “Notes Offering”). The 2018 Notes mature on January 15, 2018 and bear interest at a rate of 6.625% per annum, payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2010. The 2020 Notes mature on January 15, 2020 and bear interest at a rate of 6.875% per annum, payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2010. The Company’s obligations under the Senior Secured Notes are guaranteed by certain of the Company’s domestic subsidiaries (the “Subsidiary Guarantors”). The obligations of the Company and the Subsidiary Guarantors under the Senior Secured Notes and the related guarantees are secured by liens, subject to certain exceptions and permitted liens and subject to the terms of an intercreditor agreement, on all assets of the Company and the Subsidiary Guarantors that secure any obligations under the Senior Secured Credit Facility, as described below.

The Company used approximately $435.0 million of the net proceeds of the Notes Offering to prepay a portion of the outstanding term loan under the Senior Secured Credit Facility on January 20, 2010, and used the remaining net proceeds, together with cash on hand, to retire the 2.25% subordinated convertible notes (“2.25% Notes”) originally issued by McDATA Corporation (“McDATA”), a wholly owned subsidiary of Brocade, on February 16, 2010.

As of May 1, 2010, the liability associated with the 2018 Notes of $297.8 million, net of the debt discount of $2.2 million, and the liability associated with the 2020 Notes of $297.4 million, net of the debt discount of $2.6 million, are together reported as “Senior Secured Notes,” on the Condensed Consolidated Balance Sheets.

Debt issuance costs totaling $11.0 million associated with the Senior Secured Notes are classified entirely as long-term and have been capitalized as deferred financing costs, with $0.2 million amortized as of May 1, 2010. As of May 1, 2010, deferred financing costs were $10.8 million and are reported within “Other assets” on the Condensed Consolidated Balance Sheets. The deferred financing costs of the 2018 Notes and the 2020 Notes are being amortized using the effective interest method over the eight-year and ten-year term of the debt, respectively. No payments were made towards the principal of the Senior Secured Notes during the six months ended May 1, 2010.

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

On or after January 15, 2013, the Company may redeem all or a part of the 2018 Notes at the redemption prices set forth in the 2018 Indenture, plus accrued and unpaid interest and special interest, if any, to the applicable redemption date. In addition, at any time prior to January 15, 2013, the Company may, on one or more than one occasion, redeem some or all of the 2018 Notes at any time at a redemption price equal to 100% of the principal amount of the 2018 Notes redeemed, plus a “make-whole” premium as of, and accrued and unpaid interest and special interest, if any, to the applicable redemption date. On or after January 15, 2015, the Company may redeem all or a part of the 2020 Notes at the redemption prices set forth in the 2020 Indenture, plus accrued and unpaid interest and special interest, if any, to the applicable redemption date. In addition, at any time prior to January 15, 2015, the Company may, on one or more than one occasion, redeem some or all of the 2020 Notes at any time at a redemption price equal to 100% of the principal amount of the 2020 Notes redeemed, plus a “make-whole” premium as of, and accrued and unpaid interest and special interest, if any, to the applicable redemption date. At any time prior to January 15, 2013, the Company may also redeem up to 35% of the aggregate principal amount of the 2018 Notes and 2020 Notes, using the proceeds of certain qualified equity offerings, at the redemption prices set forth in the 2018 Indenture and the 2020 Indenture, respectively.

If the Company experiences specified change of control triggering events, it must offer to repurchase the Senior Secured Notes at a repurchase price equal to 101% of the principal amount of the Senior Secured Notes repurchased, plus accrued and unpaid interest and special interest, if any, to the applicable repurchase date. If the Company or its subsidiaries sell assets under certain specified circumstances, the Company must offer to repurchase the Senior Secured Notes at a repurchase price equal to 100% of the principal amount of the Senior Secured Notes repurchased, plus accrued and unpaid interest and special interest, if any, to the applicable repurchase date.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Each of the Indentures contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to:

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

These covenants are subject to a number of other limitations and exceptions set forth in the Indentures. The Company was in compliance with all applicable covenants as of May 1, 2010.

Each of the Indentures provides for customary events of default, including, but not limited to, cross defaults to specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Senior Secured Notes will become due and payable immediately without further action or notice. If any other event of default under either indenture occurs or is continuing, the applicable trustee or holders of at least 25% in aggregate principal amount of the then outstanding 2018 Notes or 2020 Notes, as applicable, may declare all of the 2018 Notes or 2020 Notes, respectively, to be due and payable immediately.

In connection with the issuance of the Senior Secured Notes, the Company and the Subsidiary Guarantors also entered into registration rights agreements with the initial purchasers relating to each series of the Senior Secured Notes. Under the terms of these registration rights agreements, with respect to each series of the Senior Secured Notes, the Company and the Subsidiary Guarantors are required to use commercially reasonable efforts to file with the SEC a registration statement relating to an offer to exchange the applicable series of notes for an issue of SEC-registered notes (the “Exchange Notes”) with terms identical to the applicable series of the Senior Secured Notes (except that the Exchange Notes will not be subject to restrictions on transfer or to any increase in annual interest rate) and maintain the effectiveness of such registration statement until 180 days after the closing of the applicable exchange offer. Upon the effectiveness of the registration statement for a series of the Senior Secured Notes, the Company and the Subsidiary Guarantors have agreed to offer Exchange Notes in return for the applicable series of the Senior Secured Notes and to hold the exchange offer open for at least 20 business days after the date the Company mails notice of the exchange offer to the applicable series of noteholders. Under specified circumstances, including if the exchange offer may not be completed because it would violate any applicable law or applicable interpretations of the staff of the SEC, or if the exchange offer is not for any other reason completed within 365 days after the closing date, or any initial purchaser so requests in connection with any offer or sale of notes, the registration rights agreements provide that the Company and the Subsidiary Guarantors shall file a shelf registration statement for the resale of the applicable series of the Senior Secured Notes. If the Company and the Subsidiary Guarantors default on their registration obligations under a registration rights agreement, additional interest, up to a maximum amount of 1.0% per annum, will be payable on the applicable series of the Senior Secured Notes until all such registration defaults are cured. The Company expects to file the registration statement in accordance with the above.

Senior Secured Credit Facility

On October 7, 2008, the Company entered into a credit agreement with the following lenders, Bank of America, N.A., Morgan Stanley Senior Funding, Inc., Banc of America Securities LLC, HSBC Bank USA National Association and Keybank National Association. The credit agreement provides for (i) a five-year $1,100.0 million term loan facility and (ii) a five-year $125.0 million revolving credit facility, which includes a $25.0 million swing line loan subfacility and a $25.0 million letter of credit subfacility. On January 8, 2010, the Company entered into an amendment and waiver to the credit agreement, among other things, (i) to increase flexibility under certain financial and other covenants, (ii) to permit the Company to issue additional senior indebtedness in aggregate principal amount outstanding at any time of up to $600.0 million, (iii) to permit the Company to issue additional subordinated indebtedness in aggregate principal amount outstanding at any time of up to $600.0 million, and (iv) to permit the Company to sell its accounts receivable and lease receivables for fair market value with the aggregate amount paid for such receivables, net of collections, not at any time exceeding $125.0 million. On January 20, 2010, the Company closed its offering of its 2018 Notes and its 2020 Notes as described above. The Company applied approximately $435.0 million of the proceeds of this offering to prepay the term loan, whereupon the amendment and waiver to credit agreement became effective.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The net proceeds of the term loan facility were used to finance a portion of the Company’s acquisition of Foundry. In addition to the term loan facility, during the year ended October 31, 2009, the Company drew $14.1 million from the $125.0 million revolving credit facility to finance a small portion of the merger. The Company may draw additional proceeds from the revolving credit facility in the future for ongoing working capital and other general corporate purposes. The term loan facility and revolving credit facility are referred to together as the “Senior Secured Credit Facility.” On April 30, 2010, the Company fully paid off the principal of the revolving credit facility for an approximate total amount of $14.1 million.

Loans under the Senior Secured Credit Facility bear interest, at the Company’s option, at a rate equal to either the London Interbank Offered Rate (“LIBOR”) rate, plus an applicable margin equal to 4.0% per annum or the prime lending rate, plus an applicable margin equal to 3.0% per annum. The applicable margin with respect to revolving loans is subject to adjustment based on the Company’s consolidated senior secured leverage ratio, as defined in the credit agreement. The LIBOR rate floor is 3.0% per annum and the prime lending rate floor is 4.0% per annum, in each case, for the life of the Senior Secured Credit Facility. For the six months ended May 1, 2010, the weighted-average interest rate on the term loan was 7.0%.

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

Debt issuance costs totaling $31.6 million associated with financing the acquisition have been capitalized as deferred financing costs, with $10.7 million amortized as of May 1, 2010. As of May 1, 2010 and October 31, 2009, deferred financing costs were $20.8 million and $21.4 million, respectively, and are reported within “Other assets” on the Condensed Consolidated Balance Sheets. The deferred financing costs are being amortized using the effective interest method over the five-year term of the debt. During the six months ended May 1, 2010, the Company paid $522.2 million towards the principal of the term loan, $510.0 million of which were voluntary prepayments.

The obligations of the Company and its subsidiary guarantors under the Senior Secured Credit Facility and the related guarantees thereunder are secured, subject to customary permitted liens and other agreed upon exceptions, by (i) a first priority pledge of all of the equity interests of each of the Company’s direct and indirect subsidiaries and (ii) a perfected first priority interest in and mortgages on all tangible and intangible assets of the Company and each subsidiary guarantor, except, in the case of a foreign subsidiary, to the extent such pledge would be prohibited by applicable law or would result in materially adverse tax consequences (limited, in the case of a first-tier foreign subsidiary, to 65% of the voting stock and 100% of the non-voting stock of such first-tier foreign subsidiary). In addition, the term loan has not been registered with the SEC as of May 1, 2010.

The credit agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, capital expenditures, prepayment of other indebtedness, redemption or repurchase of subordinated indebtedness, dividends and other distributions. The credit agreement contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a maximum consolidated senior secured leverage ratio, each as defined in the credit agreement and described further below. The credit agreement also includes customary events of default, including cross-defaults on the Company’s material indebtedness and change of control. The Company was in compliance with all applicable covenants as of May 1, 2010 and October 31, 2009.

Covenant Compliance

Under the Senior Secured Credit Facility and the associated indentures, certain limitations, restrictions and defaults could occur if the Company is not able to satisfy and remain in compliance with specified financial ratios.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Consolidated Senior Secured Leverage Ratio

Consolidated senior secured leverage ratio means, as of any date of determination, the ratio of (a) consolidated funded indebtedness as of such date, minus, without duplication, all unsecured senior subordinated or subordinated indebtedness of Brocade or its subsidiaries on a consolidated basis as of such date (including the McDATA convertible subordinated debt prior to being retired on February 16, 2010), to (b) consolidated EBITDA for the measurement period ending on such date.

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

In thousands	As of May 1, 2010	As of October 31, 2009
Outstanding gross principal	$—	$172,500
Net carrying amount	$—	$169,332
Unamortized discount	$—	$3,168
Equity component carrying amount	$—	$29,188

The 2.25% Notes paid a fixed rate of interest semiannually. The Company capitalized a portion of the interest associated with this debt during the periods presented. In addition, the effective interest rate for the 2.25% Notes is 8.63% for both the three and six months ended May 1, 2010 and May 2, 2009. The amount of interest cost recognized relating to both the contractual interest coupon and amortization of the discount on the liability component of the 2.25% Notes was as follows:

	Three Months Ended		Six Months Ended
In thousands	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Interest expense	$652	$3,486	$4,305	$6,920

10. Commitments and Contingencies

        Company Campus Contractual Obligations. On May 23, 2008, Brocade purchased property located in San Jose, California, which consists of three unimproved building parcels that are entitled for approximately 562,000 square feet of space in three buildings. The total purchase price for the property was $50.9 million. In connection with the purchase, Brocade also engaged a third party as development manager to manage the development and construction of improvements on the property. Brocade’s obligation for development and construction of three buildings and a parking garage on the purchased property is approximately $174.8 million (in addition to the purchase price for the property), payable in various installments through approximately August 2010. Brocade’s obligation for tenant improvements for the campus is approximately $80.3 million, in addition to the $8.0 million that the Company has agreed to pay the developer on May 22, 2011 or earlier if Brocade decides to sell any part of the Company campus project before such date. Brocade plans to develop the land through June 2010 and finance the purchase and the development through operating cash flows. In connection with the purchase, Brocade also obtained a four-year option, exercisable at its sole discretion through May 22, 2012, to purchase a fourth unimproved approximate four acre parcel for a fixed price of approximately $26.0 million. The costs incurred to date in connection with the Company campus are approximately $256.0 million as of May 1, 2010.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Product Warranties

The Company’s accrued liability for estimated future warranty costs is included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the six months ended May 1, 2010 and May 2, 2009 (in thousands):

	Accrued Warranty
	Six Months Ended
	May 1, 2010	May 2, 2009
Beginning balance	$5,808	$5,051
Liabilities accrued for warranties issued during the period (1)	1,425	3,261
Warranty claims paid and uses during the period	(821)	(825)
Changes in liability for pre-existing warranties during the period	(1,176)	(738)

Ending balance	$5,236	$6,749

(1)	Included in the $3.3 million in liabilities accrued for warranties issued during the six months ended May 2, 2009 is $1.9 million in warranty liabilities assumed as part of the Foundry acquisition.

In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of May 1, 2010, there have been no known material events or circumstances that have resulted in a customer contract-related indemnification liability to the Company.

Manufacturing and Purchase Commitments

Brocade has manufacturing arrangements with contract manufacturers (“CMs”) under which Brocade provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to Brocade’s customers. The required lead time for placing orders with the CMs depends on the specific product. The CMs invoice Brocade based on prices and payment terms mutually agreed upon and set forth in purchase orders it issues to them. Although the purchase orders Brocade places with its CMs are cancelable, the terms of the agreements require Brocade to purchase all inventory components not returnable, usable by, or sold to other customers of the CMs.

As of May 1, 2010, the Company’s aggregate commitment to the CMs for inventory components used in the manufacture of Brocade products was $226.1 million, which the Company expects to utilize during future normal ongoing operations, net of a purchase commitments reserve of $12.2 million. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal ongoing operations within the next twelve months.

Income Taxes

The Company is subject to several ongoing audits. For additional discussion, see Note 14, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements. The Company believes it has adequate reserves for all open tax years.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

By January 30, 2010, the SLC had reached settlement agreements with all of the other defendants in the Federal and State Actions. The terms of the settlements differ in each case. Terms contained in some, but not all, of the agreements include the payment of money to Brocade, the surrender of certain shares of Brocade stock to Brocade, the contribution of specified amounts to reduce the legal fees and expenses that Brocade otherwise might have been obligated to pay, and releases. The agreements with all of the five Federal Action defendants and with all of the five State Action defendants have been approved by the Federal and State Courts, as applicable, and all claims against those defendants have been dismissed without prejudice. Effective May 31, 2010, Brocade’s Board of Directors dissolved the SLC.

Intellectual Property Litigation

        On June 21, 2005, Enterasys Networks, Inc. (“Enterasys”) filed a lawsuit against Foundry (and Extreme Networks, Inc.) in the United States District Court for the District of Massachusetts alleging that certain of Foundry’s products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. On August 28, 2007, the Court granted Foundry’s motion to stay the case based on petitions that Foundry filed with the USPTO for reexamination of five of the six Enterasys patents. On July 14, 2009, the United States Patent and Trademark Office (“USPTO”) issued reexamination certificates for two of the patents undergoing reexamination indicating that the patents were valid over the references that Foundry had submitted. On August 7, 2009, Brocade filed a new petition for reexamination of one of the patents that received a reexamination certificate. On October 16, 2009, the USPTO granted the new petition for reexamination. On January 5, 2010, the USPTO issued a reexamination certificate for a third patent, confirming all original claims and new claims added during reexamination. To date, the USPTO has issued final Office Actions (which are published on the USPTO Web site) rejecting all asserted claims of the two remaining Enterasys patents that were submitted for reexamination. Enterasys has appealed both of those rejections to the Board of Patent Appeals and Interferences. The USPTO is currently in the process of reexamining one of the patents as noted above. On May 21, 2010, the Court lifted the stay. No trial date has been set.

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

On February 7, 2008, Network-1 Security Solutions, Inc. (“Network-1”) filed a lawsuit against Foundry and other networking companies, namely, Cisco Systems, Inc. (“Cisco”), Cisco-Linksys, LLC, Adtran, Inc., Enterasys, Extreme Networks, Inc., NetGear, Inc., and 3Com Corporation (“3Com”) in the United States District Court for the Eastern District of Texas, Tyler Division, alleging that certain of Foundry’s products infringe Network-1’s U.S. Patent No 6,218,930 and seeking injunctive relief, as well as unspecified damages. The parties have completed discovery. Trial is set for July 12, 2010.

On April 23, 2010, Brocade filed a lawsuit against A10 Networks, Inc. (“A10”) in the United States District Court for the District of Delaware. In Brocade’s amended complaint, Brocade alleged that certain of A10’s products infringe eight of Brocade’s patents. Brocade is seeking injunctive relief, as well as monetary damages. No trial date has been set.

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

The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis. As of May 1, 2010, the Company has not recorded any such material liabilities other than with respect to one litigation matter relating to a commercial contract dispute.

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

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue, expense and capital purchasing activities is transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to its operations for the six months ended May 1, 2010 were the Chinese yuan, the euro, the Japanese yen, the British pound, the Singapore dollar and the Swiss franc. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. The Company has established a foreign currency risk management program to protect against fluctuations in the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not always entirely eliminate, the impact of foreign currency exchange rate movements. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings as part of “Interest income and other loss, net” on the condensed consolidated statements of operations.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company also may enter into other non-designated derivatives that consist primarily of forward contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and any associated outstanding forward contracts are marked-to-market with realized and unrealized gains and losses included in “Interest income and other loss, net.” The fair value of forward contracts of this nature outstanding was immaterial as of May 1, 2010.

For amounts not associated with foreign currency forward contracts, gains and losses from transactions denominated in foreign currencies are included in the Company’s net income (loss) as part of “Interest income and other loss, net,” in the accompanying Condensed Consolidated Statements of Operations. Foreign currency transaction gains recognized by the Company were immaterial for the three and six months ended May 1, 2010. The Company recognized foreign currency transaction gains of $1.9 million and $4.6 million for the three and six months ended May 2, 2009, respectively.

Volume of Derivative Activity

Total gross notional amounts, presented by currency, are as follows (in thousands):

In United States Dollars	May 1, 2010	October 31, 2009
Euro	$36,236	$61,790
Japanese yen	7,595	11,523
British pound	14,084	23,991
Singapore dollar	9,996	15,319
Swiss franc	21,074	7,385

Total	$88,985	$120,008

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

Net unrealized gain and loss positions are recorded within “Other accrued liabilities.” As of May 1, 2010, the Company had a gross unrealized loss of $4.9 million, offset by a gross unrealized gain of $0.3 million, both of which are included in “Other accrued liabilities.” The net amount of $4.6 million represents effective hedges and is reported as a component of accumulated other comprehensive loss. Hedge ineffectiveness, which is reported in the Condensed Consolidated Statements of Operations, was not significant.

12. Sale-Leaseback Transactions

During the six months ended May 1, 2010, the Company sold an owned property to an unrelated third party. Net proceeds from this sale were $30.2 million. Concurrent with this sale, the Company entered into an agreement to lease the property back from the purchaser over a minimum lease term of two years. The Company classified this lease as an operating lease. The Company actively uses this property and considers the lease as a normal leaseback. An $8.7 million loss on the sale of the property was recognized immediately upon execution of the sale and is recorded within “Gain (loss) on sale of investments and property, net” on the Condensed Consolidated Statements of Operations.

13. Stock-Based Compensation

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Cost of revenues	$6,342	$6,825	$10,858	$10,134
Research and development	8,933	12,329	15,117	17,670
Sales and marketing	10,938	14,684	19,033	20,873
General and administrative	3,933	6,273	6,660	9,515

Total stock-based compensation	$30,146	$40,111	$51,668	$58,192

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended		Six Months Ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Stock options, including variable options	$4,164	$8,339	$7,906	$13,114
Restricted stock units (“RSUs”)	16,637	26,555	27,085	37,475
Restricted stock awards	—	644	—	874
Employee stock purchase plan (“ESPP”)	9,345	4,573	16,677	6,729

Total stock-based compensation	$30,146	$40,111	$51,668	$58,192

The following table presents unrecognized compensation expense, net of estimated forfeitures, of the Company’s equity compensation plans as of May 1, 2010, which is expected to be recognized over the following weighted-average periods, (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
May 1, 2010
Stock options	$11,793	1.07
RSUs	$91,946	1.66
ESPP	$33,709	1.02

The following table presents details on grants made by the Company for the following periods:

	Six Months Ended May 1, 2010		Six Months Ended May 2, 2009
	Granted (in thousands)	Weighted-Average Grant Date Fair Value	Granted (in thousands)	Weighted-Average Grant Date Fair Value
Stock options	$1,600	$2.99	$5,018	$2.07
RSUs	$2,982	$6.88	$2,769	$4.10

The total intrinsic value of stock options exercised for the three months ended May 1, 2010 and May 2, 2009 was $13.5 million and $13.4 million, respectively.

On July 30, 2007, the Board of Directors approved a long-term, performance-based equity incentive plan under the Company’s then applicable 1999 Stock Plan. On November 24, 2009, the Compensation Committee of the Board of Directors approved the grant of approximately 2.0 million RSUs under the Company’s long-term, performance-based equity incentive plan as described in Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009. As of October 31, 2009, $17.7 million in compensation expense related to these awards had been recognized to date. Liability-classified awards are required to be remeasured to current fair value at each reporting date until settlement. In accordance with the applicable accounting standard, for the three months ended January 30, 2010, the Company recorded a $3.5 million benefit related to these awards as a result of the decrease in Brocade’s closing share price on November 24, 2009, the date of settlement, from when these awards were fair valued as of October 31, 2009. As of May 1, 2010, Brocade has no remaining unrecognized compensation expense related to these awards.

14. Income Taxes

For the three months ended May 1, 2010, the Company recorded income tax benefit of $0.8 million, primarily as a result of foreign taxes, offset by a benefit from the release of certain reserves relating to foreign subsidiaries and the recent confirmation by the U.S. Court of Appeals for the Ninth Circuit of the tax court’s decision in Xilinx, Inc. v. Commissioner related to certain stock option treatment.

For the six months ended May 1, 2010, the Company recorded income tax expense of $0.4 million, primarily as a result of foreign taxes, offset by a nonrecurring loss on sale of property, a law change allowing 5-year carryback of federal net operating losses as a result of the American Recovery and Reinvestment Act of 2009 effective on November 20, 2009, a benefit from the release of certain reserves relating to foreign subsidiaries, the discrete benefits associated with the settlement of the Foundry 2006 and 2007 IRS audits, and the recent confirmation by the U.S. Court of Appeals for the Ninth Circuit of the tax court’s decision in Xilinx, Inc. v. Commissioner related to certain stock option treatment.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the three and six months ended May 2, 2009, the Company recorded income tax benefit of $23.8 million and $5.8 million, respectively, primarily as a result of the interest and legal expenses resulting in U.S. taxable loss.

During the three months ended May 1, 2010, the Company recorded a net increase of approximately $0.5 million in its total unrecognized tax benefits. The total gross unrecognized tax benefits of $169.4 million as of May 1, 2010 would affect the Company’s effective tax rate, if recognized. Excluding the IRS audit, the Company does not expect a significant change in the gross unrecognized tax benefits during the next twelve months.

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

The Company has been examined by the IRS for its domestic federal income tax returns for fiscal years 2003 through 2006. The IRS is contesting the Company’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries. The Company has filed a protest to appeal the amount of proposed IRS adjustments in the Revenue Agent’s Report with the Appeals Office of the IRS. The Company believes it is sufficiently reserved for the ultimate settlement amount on this issue. The IRS is also examining the Company’s fiscal year 2007 and 2008 income tax returns. The IRS may make similar claims against the Company’s transfer pricing arrangements in future examinations. In May 2006, the Franchise Tax Board notified the Company that its California income tax returns for the years ended October 25, 2003 and October 30, 2004 were subject to audit. In March 2010, the Franchise Tax Board also notified Brocade that Foundry’s California income tax returns for calendar years 2006 and 2007 were subject to audit. The IRS and Franchise Tax Board audits are still ongoing and the Company believes its reserves are adequate to cover any potential assessments that may result from these examinations.

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

As a result of the Foundry acquisition during the first quarter of fiscal year 2009, Brocade reorganized into four operating segments, of which two are individually reportable segments: Data Storage and Global Services; and two, Internet Protocol (“IP”) Layer 2-3 and IP Layer 4-7/Application Delivery Products (“IP Layer 4-7/ADP”), are combined into one reportable segment: Ethernet Products. The objective of this new organization is to enable the Company to more effectively focus on growth opportunities, while being well-positioned to more rapidly scale and accommodate new business opportunities, including potential future acquisitions. These segments are organized principally by product category. The types of products and services from which each reportable segment derives its revenues are as follows:

•

Data Storage includes infrastructure products and solutions including directors, switches, routers, fabric-based software applications, distance/extension products, as well as management applications and utilities to centralize data management. Data Storage also includes the server portfolio, which is comprised of host bus adapters (“HBAs”), converged network adapters, mezzanine cards, as well as switch modules for bladed servers;

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

•	Global Services include break/fix maintenance, extended warranty, installation, consulting, network management, and related software maintenance and support revenue.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Financial decisions and the allocation of resources are based on the information from the Company’s internal management reporting system. At this point in time, the Company does not track all of its assets by operating segments. The majority of the Company’s assets as of May 1, 2010 were attributable to its United States operations.

Summarized financial information by reportable segment for the three and six months ended May 1, 2010 and May 2, 2009, based on the internal management reporting system, is as follows (in thousands):

	Data Storage	Ethernet Products	Global Services	Total
Three months ended May 1, 2010
Net revenues	$281,750	$128,135	$91,098	$500,983
Cost of revenues	105,293	83,096	49,311	237,700

Gross margin	$176,457	$45,039	$41,787	$263,283

Three months ended May 2, 2009
Net revenues	$292,544	$125,490	$88,266	$506,300
Cost of revenues	106,254	93,120	47,133	246,507

Gross margin	$186,290	$32,370	$41,133	$259,793

Six months ended May 1, 2010
Net revenues	$635,400	$223,570	$181,505	$1,040,475
Cost of revenues	235,026	145,935	98,787	479,748

Gross margin	$400,374	$77,635	$82,718	$560,727

Six months ended May 2, 2009
Net revenues	$603,323	$177,311	$157,257	$937,891
Cost of revenues	223,417	127,148	85,118	435,683

Gross margin	$379,906	$50,163	$72,139	$502,208

16. Net Income (Loss) per Share

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Basic net income (loss) per share
Net income (loss)	$22,380	$(66,093)	$73,475	$(89,991)
Weighted-average shares used in computing basic net income (loss) per share	442,816	387,143	440,948	381,673
Basic net income (loss) per share	$0.05	$(0.17)	$0.17	$(0.24)

Diluted net income (loss) per share
Net income (loss)	$22,380	$(66,093)	$73,475	$(89,991)

Weighted-average shares used in computing basic net income (loss) per share	442,816	387,143	440,948	381,673
Dilutive potential common shares in the form of stock options	21,506	—	26,105	—
Dilutive potential common shares in the form of stock awards	14,584	—	14,299	—
Dilutive potential common shares in the form of ESPP shares	260	—	362	—

Weighted-average shares used in computing diluted net income (loss) per share	479,166	387,143	481,714	381,673
Diluted net income (loss) per share	$0.05	$(0.17)	$0.15	$(0.24)

Antidilutive potential common shares in the form of (1)
Stock options	22,065	79,098	16,320	88,799
Stock awards	900	15,256	504	15,455
Antidilutive potential common shares resulting from the potential conversion of (1)
Convertible subordinated debt	2,125	12,083	7,104	12,083

(1)	These amounts are excluded from the computation of diluted net income (loss) per share.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

17. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Net income (loss)	$22,380	$(66,093)	$73,475	$(89,991)
Other comprehensive income (loss):
Change in net unrealized gains (losses) on cash flow hedges	(1,670)	931	(5,912)	76,531
Change in cumulative translation adjustments	(1,395)	(561)	(2,445)	(809)

Total comprehensive income (loss)	$19,315	$(65,723)	$65,118	$(14,269)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our goal is to be a leading provider of end-to-end networking solutions and services to Global 2000, enterprise and service provider customers. Our business model is driven by our two key markets, namely our core Data Storage business, where we offer directors, switches, top-of-rack switches, end-of-row switches and backbones, file management solutions, application delivery, HBAs, converged network products and server virtualization solutions, and our newer Ethernet business, which we acquired in December 2008 as part of our acquisition of Foundry, where we offer modular and stackable 1 Gigabit Ethernet (“GbE”) and 10GbE solutions, Power over Ethernet plus, as well as security and wireless solutions.

We expect that global IT spending overall, and Data Storage and Ethernet in particular, will continue to recover during fiscal year 2010. We believe that enterprises are starting to redirect their IT strategies and budgets from cost-containment mode to growth and business optimization. We believe our success in the Data Storage business provides a robust strategic and financial platform for our Ethernet business as we build upon our product portfolio and account penetration in that market. We have recently implemented several initiatives to help drive both immediate and long-term growth in our Ethernet business. We believe that our refocused strategies on the Ethernet business should continue to bolster our success in the form of net-new enterprise Ethernet accounts. Moreover, we plan to continue to support our Data Storage and Ethernet growth plans through continuous innovation and new product introductions.

Going forward, we expect the number of Data Storage and Ethernet ports we ship to fluctuate depending on the demand for our existing and recently introduced Ethernet products and Data Storage products, as well as the timing of product transitions by our OEM partners. We currently expect that average selling prices per port for our Data Storage products will likely decline at rates consistent with historical rates of low single digits per quarter, and that average selling prices per port for our Ethernet products will likely decline in the low- to mid-single digits per quarter.

Historically, our revenues tend to increase sequentially in our first and fourth fiscal quarters. On a sequential basis, our revenues tend to decline in our second fiscal quarter and remain stable or decline slightly in our third fiscal quarter. Mindful of the current economic environment, we plan to continue to closely control operating expenses, while at the same time continuing to invest in strategic areas to grow our business.

In January 2010, we issued $600 million of long-term fixed rate notes, which allowed us to pay down our term loan, as well as pay off the principal of the 2.25% Notes originally issued by McDATA. We also amended the credit agreement for our Senior Secured Credit Facility in January 2010 to increase flexibility and to allow for more strategic options, such as greater investment in the business, increased pay down of debt, limited stock repurchases and other strategic uses.

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

Effective November 1, 2009, we adopted a new accounting standard which required the separation of the liability and equity components of our 2.25% Notes that may be settled in cash upon conversion in a manner that reflects our economic interest cost. Accordingly, we bifurcated the debt into debt and equity components and amortized the debt discount that resulted in the “economic interest cost” in our Condensed Consolidated Statements of Operations. We have retrospectively applied the change in accounting to all periods presented, and have recast the Condensed Consolidated Financial Statements presented in this report.

Our results of operations for the three and six months ended May 1, 2010 and May 2, 2009 are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin with respect to each segment, which is indicated as a percentage of the respective segment net revenues.

Revenues. Our data networking solutions enable network convergence and end-to-end networking from the edge to the core of our customers’ networking infrastructures. Our revenues are derived primarily from sales of our Data Storage products, sales of our Ethernet products, and our service and support offerings related to those products.

Our total net revenues are summarized as follows (in thousands, except percentages):

	Three Months Ended
	May 1, 2010	% of Net Revenues	May 2, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Data Storage	$281,750	56.2%	$292,544	57.8%	$(10,794)	(3.7)%
Ethernet Products	128,135	25.6%	125,490	24.8%	2,645	2.1%
Global Services	91,098	18.2%	88,266	17.4%	2,832	3.2%

Total net revenues	$500,983	100.0%	$506,300	100.0%	$(5,317)	(1.1)%

The decrease in total net revenues for the three months ended May 1, 2010 compared with the three months ended May 2, 2009 reflects lower sales for Data Storage products, partially offset by growth in sales of Ethernet Products and Global Services offerings.

•

The decrease in Data Storage product revenues for the period reflects a decrease in average selling price per port of 16.0%, and mix shift of Director revenues from 43.0% of Data Storage net revenues to 40.0%, which was partially offset by a 14.6% increase in the number of ports shipped, and mix shift from 4 Gigabit (“Gb”) director and switch products to 8 Gb director and switch products;

•

Growth in Ethernet Products revenues for the period primarily reflects relatively higher revenues from Federal customers and implementation of initiatives to drive both immediate and long-term growth in our Ethernet business; and

•	The increase in Global Services revenues was primarily a result of higher Ethernet Products support revenues.

	Six Months Ended
	May 1, 2010	% of Net Revenues	May 2, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Data Storage	$635,400	61.1%	$603,323	64.3%	$32,077	5.3%
Ethernet Products	223,570	21.5%	177,311	18.9%	46,259	26.1%
Global Services	181,505	17.4%	157,257	16.8%	24,248	15.4%

Total net revenues	$1,040,475	100.0%	$937,891	100.0%	$102,584	10.9%

The increase in total net revenues for the six months ended May 1, 2010 compared with the six months ended May 2, 2009 reflects growth in sales across all segments.

•

The increase in Data Storage product revenues for the period reflects a 17.0% increase in the number of ports shipped, and mix shift from 4 Gb director and switch products to 8 Gb director and switch products, which carry a higher price per port, offset by a decrease in average selling price per port of 9.8%;

•

Ethernet Products revenues for the period increased as a result of the inclusion of Foundry, which was acquired in December 2008, for the full first fiscal quarter of 2010, and reflects higher revenues from Federal customers; and

•

The increase in Global Services revenues was primarily a result of the inclusion of Foundry, which was acquired in December 2008, for the full first fiscal quarter of 2010, as well as the continued expansion of our installed base.

For the three and six months ended May 1, 2010, the declines in average selling prices were the result of a continuing competitive pricing environment, offset by a mix shift to higher port density and price per port products.

Our total net revenues by geographical area are summarized as follows (in thousands, except percentages):

	Three Months Ended
	May 1, 2010	% of Net Revenues	May 2, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
North America	$324,145	64.7%	$349,914	69.1%	$(25,769)	(7.4)%
Europe, the Middle East and Africa	114,257	22.8%	97,040	19.2%	17,217	17.7%
Asia Pacific	54,848	11.0%	51,871	10.2%	2,977	5.7%
Central and South America	7,733	1.5%	7,475	1.5%	258	3.5%

Total net revenues	$500,983	100.0%	$506,300	100.0%	$(5,317)	(1.1)%

	Six Months Ended
	May 1, 2010	% of Net Revenues	May 2, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
North America	$661,353	63.6%	$626,085	66.8%	$35,268	5.6%
Europe, the Middle East and Africa	251,114	24.1%	202,585	21.6%	48,529	24.0%
Asia Pacific	107,987	10.4%	95,843	10.2%	12,144	12.7%
Central and South America	20,021	1.9%	13,378	1.4%	6,643	49.7%

Total net revenues	$1,040,475	100.0%	$937,891	100.0%	$102,584	10.9%

From fiscal year 2007 through the second fiscal quarter of 2010, North America revenues have accounted for between 57.9% and 69.1% of total net revenues. International revenues increased as a percentage of total net revenues for the three and six months ended May 1, 2010 compared with the three and six months ended May 2, 2009 primarily as a result of increased revenues in Europe, the Middle East and Africa. Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM partners take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM partners, but we believe that international revenues comprise a larger percentage of our total net revenues than the attributed revenues may indicate.

A significant portion of our revenue is concentrated among a relatively small number of our OEM partners. For the three months ended May 1, 2010 and May 2, 2009, the same three customers each represented 10% or more of our total net revenues for a combined total of 44.0% and 43.0%, respectively, of our total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM partners and to the U.S. government or individual agencies within the U.S. government through our distributors. Therefore, the loss of, or a decrease in the level of sales to, or a change in the ordering pattern of any one of these customers could seriously harm our financial condition and results of operations.

A majority of our accounts receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of May 1, 2010, two customers accounted for 17.6% and 11.3%, respectively, of total accounts receivable. As of October 31, 2009, two customers accounted for 15.9% and 10.9%, respectively, of total accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral or security interests on accounts receivable balances. We have established reserves for credit losses, sales allowances, and other allowances. While we have not experienced material credit losses in any of the periods presented, there can be no assurance that we will not experience material credit losses in the future.

Gross margin. Gross margin as stated below is indicated as a percentage of the respective segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues. Gross margin is summarized as follows (in thousands, except percentages):

	Three Months Ended
	May 1, 2010	% of Net Revenues	May 2, 2009	% of Net Revenues	Increase/ (Decrease)	% Points Change
Data Storage	$176,457	62.6%	$186,290	63.7%	$(9,833)	(1.1)%
Ethernet Products	45,039	35.1%	32,370	25.8%	12,669	9.3%
Global Services	41,787	45.9%	41,133	46.6%	654	(0.7)%

Total gross margin	$263,283	52.6%	$259,793	51.3%	$3,490	1.3%

For the three months ended May 1, 2010 compared with the three months ended May 2, 2009, total gross margin increased in absolute dollars and total gross margin percentage slightly increased primarily due to improved margins on Ethernet Products, which offset the decreased Data Storage revenues, which carry a higher overall gross margin.

Gross margin percentage by reportable segment increased or decreased for the three months ended May 1, 2010 compared with the three months ended May 2, 2009 primarily due to the following factors:

•

Data Storage gross margins relative to net revenues decreased due to a 1.1% increase in product costs relative to net revenues, mainly due to a decline in average selling price, which was partially offset by mix shift to 8 Gb director and switch products. A 1.1% decrease in amortization of intangible assets related to the McDATA acquisition was offset by a 1.1% increase in other manufacturing costs;

•

Ethernet Products gross margins relative to net revenues improved primarily due to the impact of purchase price accounting adjustments for the three months ended May 2, 2009, related to inventory step-up adjustment and deferred revenue; and

•

Global Services gross margins relative to net revenues slightly decreased primarily due to a 1.4% increase in service and support spending, partially offset by a 0.7% decrease in amortization of intangible assets and stock-based compensation, relative to net revenues.

	Six Months Ended
	May 1, 2010	% of Net Revenues	May 2, 2009	% of Net Revenues	Increase/ (Decrease)	% Points Change
Data Storage	$400,374	63.0%	$379,906	63.0%	$20,468	0.0%
Ethernet Products	77,635	34.7%	50,163	28.3%	27,472	6.4%
Global Services	82,718	45.6%	72,139	45.9%	10,579	(0.3)%

Total gross margin	$560,727	53.9%	$502,208	53.5%	$58,519	0.4%

For the six months ended May 1, 2010 compared with the six months ended May 2, 2009, total gross margin increased in absolute dollars and total gross margin percentage slightly increased primarily due to improved margins on Ethernet Products, which offset the increased mix of Ethernet Products revenues, which carry a lower overall gross margin.

Gross margin percentage by reportable segment increased, decreased or remained flat for the six months ended May 1, 2010 compared with the six months ended May 2, 2009 primarily due to the following factors:

•

Data Storage gross margins relative to net revenues remained flat. An increase in product costs of 1.6% relative to net revenues, primarily due to a decline in average selling price, was offset by a 1.6% decrease in manufacturing costs and amortization of intangible assets related to the McDATA acquisition;

•

Ethernet Products gross margins relative to net revenues improved primarily due to the impact of purchase price accounting adjustments for the six months ended May 2, 2009, related to inventory step-up adjustment and deferred revenue; and

•

Global Services gross margins relative to net revenues slightly decreased primarily due to a nonrecurring charge in the Services supply chain during the first fiscal quarter of 2010 and an increase in service and support spending, partially offset by a 0.5% decrease in amortization of intangible assets and stock-based compensation, relative to net revenues.

Gross margin is primarily affected by average selling price per port, number of ports shipped and cost of revenues. As described above, we expect that average selling prices per port for our Data Storage products will continue to decline at rates consistent with historical rates of low single digits per quarter, and that average selling prices per port for our Ethernet products will decline in the low- to mid-single digits, unless pricing pressures accelerate, or new product introductions by us or our competitors, or other factors that may be beyond our control further affect pricing. We believe that we have the ability to partially mitigate the effect of declines in average selling price per port on gross margins by reducing our product and manufacturing operations costs. However, the average selling price per port could decline at a faster pace than we anticipate. If this dynamic occurs, we may not be able to reduce our costs fast enough to prevent a decline in our gross margins. In addition, we must continue to increase the current volume of ports shipped to maintain our current gross margins. If we are unable to offset future reductions in average selling price per port with reductions in product and manufacturing operations costs, or if as a result of future reductions in average selling price per port, our revenues do not grow, our gross margins would be negatively affected.

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

Stock-based compensation expense. Stock-based compensation expense is summarized as follows (in thousands, except percentages):

	May 1, 2010	% of Net Revenues	May 2, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$30,146	6.0%	$40,111	7.9%	$(9,965)	(24.8)%
Six months ended	$51,668	5.0%	$58,192	6.2%	$(6,524)	(11.2)%

The decrease in stock-based compensation expense for the three and six months ended May 1, 2010 compared with the three and six months ended May 2, 2009 was primarily due to the decrease in Foundry-related deferred compensation and the completion of the Company’s long-term, performance-based equity incentive plan on October 31, 2009, thereby resulting in no remaining compensation expense to be recognized as of October 31, 2009. The decrease, however, is partially offset by the adoption in April 2009 of our 2009 ESPP for which compensation expense is recognized using the graded vesting method over the twenty-four month offering period in comparison to the six-month offering period under our 1999 ESPP.

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

R&D expenses are summarized as follows (in thousands, except percentages):

	May 1, 2010	% of Net Revenues	May 2, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$89,351	17.8%	$96,295	19.0%	$(6,944)	(7.2)%
Six months ended	$179,433	17.2%	$164,746	17.6%	$14,687	8.9%

R&D expenses decreased for the three months ended May 1, 2010 compared with the three months ended May 2, 2009 due to the following:

$ Change 2009 to 2010 Quarter-to-Date (“QTD)”
Salaries and wages	$(6,976)
Stock-based compensation	(3,396)
The decrease in R&D expenses was partially offset by the increase in the following:
Depreciation and amortization	1,978
Equipment and furniture	1,038
Various individually insignificant items	412

Total change	$(6,944)

Salaries and wages decreased primarily due to lower bonuses. Depreciation and amortization increased primarily due to increased capital spending beginning in the latter half of fiscal year 2009 through fiscal year 2010. Equipment and furniture increased primarily due to equipment purchases for the new Company campus and increased purchases of switches to support continued development of new and enhanced products.

R&D expenses increased for the six months ended May 1, 2010 compared with the six months ended May 2, 2009 due to the following:

$ Change 2009 to 2010 Year-to-Date (“YTD”)
Expenses related to IT, facilities and other shared functions	$4,678
Depreciation and amortization	4,558
Salaries and wages	3,408
Nonrecurring engineering expenses	3,243
Equipment and furniture	2,178
The increase in R&D expenses was partially offset by the decrease in the following:
Stock-based compensation	(2,554)
Various individually insignificant items	(824)

Total change	$14,687

Expenses related to IT, facilities and other shared functions and salaries and wages increased primarily due to headcount growth. Depreciation and amortization increased primarily due to increased capital spending beginning in the latter half of fiscal year 2009 through fiscal year 2010. Nonrecurring engineering expenses and equipment and furniture increased primarily due to continued development of new and enhanced products, as well as equipment for the new Company campus.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and customer service functions, costs associated with promotional and marketing programs, travel expenses, and related IT and facilities expenses.

Sales and marketing expenses are summarized as follows (in thousands, except percentages):

	May 1, 2010	% of Net Revenues	May 2, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$99,812	19.9%	$104,898	20.7%	$(5,086)	(4.8)%
Six months ended	$190,178	18.3%	$178,064	19.0%	$12,114	6.8%

Sales and marketing expenses decreased for the three months ended May 1, 2010 compared with the three months ended May 2, 2009 due to the following:

$ Change 2009 to 2010 QTD
Stock-based compensation	$(3,746)
Salaries and wages	(2,152)
Various individually insignificant items	(545)
The decrease in sales and marketing expenses was partially offset by the increase in the following:
Expenses related to IT, facilities and other shared functions	1,357

Total change	$(5,086)

Salaries and wages decreased primarily due to lower bonuses and sales commissions. Expenses related to IT, facilities and other shared functions increased primarily due to headcount growth.

Sales and marketing expenses increased for the six months ended May 1, 2010 compared with the six months ended May 2, 2009 due to the following:

$ Change 2009 to 2010 YTD
Salaries and wages	$7,790
Expenses related to IT, facilities and other shared functions	3,347
Other marketing expenses	1,473
Various individually insignificant items	1,344
The increase in sales and marketing expenses was partially offset by the decrease in the following:
Stock-based compensation	(1,840)

Total change	$12,114

Salaries and wages and expenses related to IT, facilities and other shared functions increased primarily due to headcount growth. Other marketing expenses increased primarily due to channel-related marketing and promotions.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources, legal and investor relations, as well as recruiting expenses, professional fees, other corporate expenses, and related IT and facilities expenses.

G&A expenses are summarized as follows (in thousands, except percentages):

	May 1, 2010	% of Net Revenues	May 2, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$15,941	3.2%	$21,295	4.2%	$(5,354)	(25.1)%
Six months ended	$32,180	3.1%	$39,683	4.2%	$(7,503)	(18.9)%

G&A expenses decreased for the three months ended May 1, 2010 compared with the three months ended May 2, 2009 due to the following:

$ Change 2009 to 2010 QTD
Salaries and wages	$(2,412)
Stock-based compensation	(2,340)
Various individually insignificant items	(602)

Total change	$(5,354)

Salaries and wages decreased primarily due to lower bonuses.

G&A expenses decreased for the six months ended May 1, 2010 compared with the six months ended May 2, 2009 due to the following:

$ Change 2009 to 2010 YTD
Stock-based compensation	$(2,855)
Salaries and wages	(2,239)
Outside services	(1,441)
Various individually insignificant items	(968)

Total change	$(7,503)

Salaries and wages decreased primarily due to lower bonuses. Outside services decreased primarily due to an increase in the amount allocated from G&A to other departments due to headcount growth in R&D and sales and marketing.

Legal fees associated with indemnification obligations and other related costs, net. These expenses consist of legal fees for various matters, including applicable indemnification obligations, defense of the Company in legal proceedings, and actions to pursue claims by the Special Litigation Committee of the Board of Directors. Pursuant to our charter documents and indemnification agreements, we have certain indemnification obligations to our directors, officers and employees, as well as certain former directors, officers and employees. As a result of such obligations and claims filed by the Special Litigation Committee of the Board of Directors, we incurred expenses related to amounts paid to certain former directors, officers and employees of the Company who have been and/or are subject to ongoing SEC, civil actions and/or criminal proceedings in connection with Brocade’s historical stock option granting practices.

Legal fees associated with indemnification obligations and other related costs, net, are summarized as follows (in thousands, except percentages):

	May 1, 2010	% of Net Revenues	May 2, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$277	0.1%	$19,814	3.9%	$(19,537)	(98.6)%
Six months ended	$578	0.1%	$39,113	4.2%	$(38,535)	(98.5)%

Legal fees decreased for the three and six months ended May 1, 2010 compared with the three and six months ended May 2, 2009 primarily due to resolution of multiple legal proceedings related to the Special Litigation Committee’s litigation.

Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	May 1, 2010	% of Net Revenues	May 2, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$16,190	3.2%	$21,385	4.2%	$(5,195)	(24.3)%
Six months ended	$33,242	3.2%	$34,614	3.7%	$(1,372)	(4.0)%

During the three and six months ended May 1, 2010, we recorded amortization of intangible assets related to the acquisitions of McDATA, Silverback Systems, Inc., Strategic Business Systems, Inc. and Foundry. The decrease in amortization of intangible assets for the three and six months ended May 1, 2010 compared with the three and six months ended May 2, 2009 was primarily due to the full amortization of a portion of the McDATA-related intangible assets.

Acquisition and integration costs. Acquisition and integration costs are summarized as follows (in thousands, except percentages):

	May 1, 2010	% of Net Revenues	May 2, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$—	—%	$2,391	0.5%	$(2,391)	(100.0)%
Six months ended	$204	—%	$3,344	0.3%	$(3,140)	(93.9)%

For the six months ended May 1, 2010 and for the three and six months ended May 2, 2009, we recorded acquisition and integration costs primarily for consulting services and other professional fees in connection with our integration of Foundry.

Restructuring costs and facilities lease loss benefit, net. Restructuring costs and facilities lease loss benefit, net, are summarized as follows (in thousands, except percentages):

	May 1, 2010	% of Net Revenues	May 2, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$—	—%	$2,329	0.5%	$(2,329)	(100.0)%
Six months ended	$—	—%	$2,329	0.2%	$(2,329)	(100.0)%

Restructuring costs and facilities lease loss benefit, net, for the three and six months ended May 2, 2009 was primarily due to $2.7 million in restructuring costs primarily related to severance payments in connection with the decision to no longer offer our suite of Files products, partially offset by a benefit of $0.3 million related to estimated facilities lease losses, net of expected sublease income, recorded during the three months ended May 2, 2009. This benefit represented a change in estimate. We revised certain estimates and assumptions, including those related to estimated sublease rates, estimated time to sublease the facilities, expected future operating costs, and expected future use of the facilities.

In-process research and development. We did not record any IPR&D charge for the three months ended May 1, 2010 and May 2, 2009. IPR&D is summarized as follows (in thousands, except percentages):

	May 1, 2010	% of Net Revenues	May 2, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Six months ended	$—	—%	$26,900	2.9%	$(26,900)	(100.0)%

On December 18, 2008, we completed our acquisition of Foundry. In connection with this acquisition, we recorded a $26.9 million IPR&D charge (see Note 3, “Acquisitions,” of the Notes to Condensed Consolidated Financial Statements).

The $26.9 million IPR&D charge was recorded because the acquired technologies had not reached technological feasibility and had no alternative uses. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining significant risk relating to the development. At the time of the acquisition in December 2008, Foundry was developing new products in multiple product areas that qualify as IPR&D. These efforts included FastIron SuperX Family, FastIron CX, NetIron CER, TurboIron and various other projects. Development efforts for these projects have been completed.

Goodwill and acquisition-related intangible assets impairment. Goodwill and acquisition-related intangible assets impairment is summarized as follows (in thousands, except percentages):

	May 1, 2010	% of Net Revenues	May 2, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$—	—%	$53,306	10.5%	$(53,306)	(100.0)%
Six months ended	$—	—%	$53,306	5.7%	$(53,306)	(100.0)%

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

As a result of the goodwill impairment analysis, we determined that all of the goodwill and acquisition-related intangible assets associated with the Files business were impaired. During the three months ended May 2, 2009, we recorded a $53.3 million impairment charge, which is comprised of a non-cash goodwill impairment charge of $45.8 million and a non-cash acquisition-related intangible assets impairment charge of $7.5 million.

Consistent with prior years, we performed our annual goodwill impairment test using measurement data as of the first day of the second fiscal quarter of 2010. The estimated fair value of IP Layer 2-3 exceeded its carrying value by approximately $58 million and the estimated fair value of IP Layer 4-7/ADP also exceeded its carrying value by approximately $58 million. The respective fair values of our remaining reporting units exceeded carrying value by a much larger amount. Based on the goodwill impairment test results, our reporting units passed step one of the impairment test and no further testing is required. The sensitivity of these test results is discussed under the “Critical Accounting Estimates” section below.

Interest income and other loss, net. Interest income and other loss, net, are summarized as follows (in thousands, except percentages):

	May 1, 2010	% of Net Revenues	May 2, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$(903)	(0.2)%	$90	—%	$(993)	(1,103.5)%
Six months ended	$(831)	(0.1)%	$(3,721)	(0.4)%	$2,890	77.7%

For the three months ended May 1, 2010 compared with the three months ended May 2, 2009, the decrease in interest income and other loss, net, was primarily related to the reduction in our investment balances and expenses related to the liquidation of certain international entities. For the six months ended May 1, 2010 compared with the six months ended May 2, 2009, interest income and other loss, net, increased primarily due to the $4.4 million in acquisition-related financing charges recorded in the three months ended May 2, 2009.

Interest expense. Interest expense primarily represents the interest cost associated with our term loan, Senior Secured Notes and convertible subordinated debt (see Note 9, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). Interest expense is summarized as follows (in thousands, except percentages):

	May 1, 2010	% of Net Revenues	May 2, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$(19,522)	(3.9)%	$(28,374)	(5.6)%	$(8,852)	(31.2)%
Six months ended	$(41,595)	(4.0)%	$(51,653)	(5.5)%	$(10,058)	(19.5)%

Interest expense decreased for the three and six months ended May 1, 2010 compared with the three and six months ended May 2, 2009 primarily as a result of the Company electing to make accelerated payments towards the principal of the term loan since it was obtained in the fourth fiscal quarter of 2008, retirement of the 2.25% Notes in February 16, 2010, as well as an increase in capitalization of interest cost in connection with the development of our campus during the three and six months ended May 1, 2010.

Gain (loss) on sale of investments and property, net. Gain (loss) on sale of investments, net, is summarized as follows (in thousands, except percentages):

	May 1, 2010	% of Net Revenues	May 2, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$253	0.1%	$341	—%	$(88)	(25.7)%
Six months ended	$(8,575)	(0.8)%	$(523)	—%	$8,052	1,539.6%

For the six months ended May 1, 2010 compared with the six months ended May 2, 2009, the increase in loss on sale of investments and property, net, was primarily related to the $8.7 million loss on the sale of owned property in San Jose during the first quarter of fiscal year 2010 to an unrelated third party (see Note 12, “Sale-Leaseback Transactions,” of the Notes to Condensed Consolidated Financial Statements).

We had an immaterial gain on sale of investments and property, net, for the three months ended May 1, 2010 and May 2, 2009. The $0.5 million in loss on sale of investments and property, net, for the six months ended May 2, 2009 was due to a loss of $0.5 million on the disposition of portfolio investments at amounts below the carrying value.

Income tax provision (benefit). Income tax provision (benefit) and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Three Months Ended		Six Months Ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Income tax provision (benefit)	$(840)	$(23,770)	$436	$(5,797)
Effective tax rate	(3.9)%	26.5%	0.6%	6.1%

Our effective tax rate decreased for the three and six months ended May 1, 2010 compared with the three and six months ended May 2, 2009 primarily due to the following factors on a net basis (see Note 14, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements):

•

A benefit from the release of certain reserves relating to foreign subsidiaries and the recent confirmation by the U.S. Court of Appeals for the Ninth Circuit of the tax court’s decision in Xilinx, Inc. v. Commissioner related to certain stock option treatment during the three months ended May 1, 2010;

•	The settlement of the Foundry IRS audit and a nonrecurring loss on the sale of property during the three months ended January 30, 2010; and

•	Law change allowing 5-year carryback on net operating losses as a result of the American Recovery and Reinvestment Act of 2009 effective on November 20, 2009; partially offset by

•	Lapse of the Federal R&D credit periods after December 31, 2009;

Based on the forecasted financials, we currently expect the tax expense for fiscal year 2010 to be lower than that of fiscal year 2009. However, factors such as the successful integration of Foundry’s international operations and associated structuring could affect the level of our foreign revenues and earnings. As estimates and judgments are used to project such international earnings, the impact to our tax provision could vary if the current planning or assumptions change. Given that the tax rate is driven by several different factors, it is not possible to estimate our future tax rate with a high degree of certainty.

Our income tax provision could change from either effects of changing tax laws and regulations, or differences in international revenues and earnings from those historically achieved, a factor largely influenced by the buying behavior of our OEM partners.

The IRS and other tax authorities regularly examine our income tax returns. For additional discussion, see Note 14, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements. We are currently undergoing an IRS audit for fiscal year 2003, which we expect to resolve during the next twelve months. As such, after we reach settlement with the IRS, we expect to record a corresponding adjustment to our unrecognized tax benefits. We believe such settlement should not have a material impact to our results of operations. We also believe that our reserves for unrecognized tax benefits are adequate for open tax years.

Liquidity and Capital Resources

	May 1, 2010	October 31, 2009	Increase/ (Decrease)
	(in thousands)
Cash and cash equivalents	$287,233	$334,193	$(46,960)
Short-term investments	3,131	4,678	(1,547)
Restricted cash	—	12,502	(12,502)

Total	$290,364	$351,373	$(61,009)

Percentage of total assets	8%	10%

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

Based on past performance and current expectations, we believe that internally generated cash flows are generally sufficient to support business operations, capital expenditures, contractual obligations, and other liquidity requirements associated with our operations for at least the next twelve months. In addition, we can factor our trade receivables under our factoring facility. We paid off our convertible subordinated debt due on February 15, 2010 through our existing cash on hand, together with the remaining net proceeds from the Senior Secured Notes issued on January 20, 2010. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity and the availability of and our requirements for capital resources.

Financial Condition

Cash and cash equivalents, restricted cash and short-term investments as of May 1, 2010 decreased by $61.0 million over the balance as of October 31, 2009 primarily due to the accelerated payments towards the principal of the term loan and payments made to retire our convertible subordinated debt and revolving credit facility, as well as the shares we repurchased during the six months ended May 1, 2010. For the six months ended May 1, 2010, we generated $136.8 million in cash from operating activities, which was higher than our net income for the same period as a result of adjustments to net income for non-cash items related to depreciation and amortization, amortization of debt issuance costs and stock-based compensation expense, partially offset by a decrease in accounts payable and accrued employee compensation.

Accounts receivable days sales outstanding, which is a measure of the average number of days that a company takes to collect revenue after a sale has been made, for the six months ended May 1, 2010 was 52 days, compared with 51 days for the six months ended May 2, 2009. The increase in accounts receivable days sales outstanding was due to reduced sales linearity, partially offset by the $19.5 million of trade receivables we sold during the six months ended May 1, 2010 under the terms of our factoring facility.

Net cash used in investing activities for the six months ended May 1, 2010 totaled $77.4 million and was primarily the result of $109.4 million in purchases of property and equipment, offset by $30.2 million in proceeds resulting from the sale of property.

Net cash used in financing activities for the six months ended May 1, 2010 totaled $103.9 million and was primarily the result of payment of principal related to the term loan of $522.2 million, payment to retire the converted subordinated debt and revolving credit facility of $172.5 million and $14.1 million, respectively, and common stock repurchases of $20.0 million, partially offset by net proceeds from the issuance of Senior Secured Notes of $588.0 million and proceeds from the issuance of common stock from ESPP purchases and stock option exercises of $39.8 million.

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

Trade Receivables Factoring Facility. We have an agreement with a financial institution to sell certain of our trade receivables from customers with limited, non-credit related, recourse provisions. The sale of receivables eliminates our credit exposure in relation to these receivables. Total trade receivables sold under our factoring facility are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Trade receivables sold under factoring agreement	$19,469	$—	$19,469	$—

Under the terms of the factoring agreement, the remaining available amount of the factoring facility as of May 1, 2010 is $30.5 million.

Six Months Ended May 1, 2010 Compared to Six Months Ended May 2, 2009

Operating Activities. Net cash provided by operating activities increased for the six months ended May 1, 2010 compared with the six months ended May 2, 2009 by $193.2 million. The increase was primarily due to an increase in net income and the $160.0 million payment of the liability associated with the settlement of the class action lawsuit during the six months ended May 2, 2009, partially offset by increased inventory purchases during the six months ended May 1, 2010 and no asset impairment and IPR&D charges during the same period.

Investing Activities. Net cash used in investing activities decreased for the six months ended May 1, 2010 compared with the six months ended May 2, 2009 by $41.8 million. The decrease was primarily due to cash paid in connection with the Foundry acquisition during the six months ended May 2, 2009 and increased proceeds from the sale of property during the six months ended May 1, 2010. This decrease was partially offset by a decrease in restricted cash which was released to finance a portion of the Foundry acquisition, as well as increased purchase of property and equipment and decreased proceeds from maturities and sale of short-term and long-term investments.

Financing Activities. Net cash used in financing activities increased for the six months ended May 1, 2010 compared with the six months ended May 2, 2009 by $48.7 million. The increase was primarily due to increased payment of principal related to the term loan, payment to retire the converted subordinated debt and revolving credit facility, and common stock repurchases made during the six months ended May 1, 2010, partially offset by increased proceeds from the issuance of Senior Secured Notes and decreased payment of senior underwriting fees related to the term loan.

Liquidity

Manufacturing and Purchase Commitments. We have manufacturing arrangements with contract manufacturers under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations within the next twelve months, in accordance with our policy (see Note 10, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements).

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

Senior Secured Credit Facility. A portion of our outstanding debt is related to the financing of the Foundry acquisition, the costs and expenses related to the merger, and the ongoing working capital and other general corporate purposes of the combined organization after consummation of the merger (see Note 9, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). We have the following resources available to obtain short-term or long-term financing, if we need additional liquidity, as of May 1, 2010 (in thousands):

	Original Amount Available	May 1, 2010
		Used	Available
Revolving credit facility	$125,000	$—	$125,000

Total	$125,000	$—	$125,000

Senior Secured Notes. In January 2010, we issued $600 million of long-term fixed rate notes and used the proceeds to pay down a substantial portion of the outstanding term loan, with the remaining net proceeds used to retire the convertible subordinated debt due on February 15, 2010 (see Note 9, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).

Contractual Obligations

The following table summarizes our contractual obligations, including interest expense, and commitments as of May 1, 2010 (in thousands):

	Total	Less than 1 Year		1—3 Years		3—5 Years		More than 5 Years
Contractual Obligations:
Term loan (1)	$486,958		$61,286		$288,631		$137,041		$—
Senior Secured Notes due 2018 (1)	459,546		25,390		39,750		39,750		354,656
Senior Secured Notes due 2020 (1)	506,817		26,348		41,250		41,250		397,969
Non-cancelable operating leases (2)	113,027		35,689		32,828		23,856		20,654
Non-cancelable capital leases	10,443		2,089		4,177		4,177		—
Purchase commitments, gross (3)	238,297		238,297		—		—		—
Company campus capital expenditures (4)	57,760		57,760		—		—		—

Total contractual obligations	$1,872,848		$446,859		$406,636		$246,074		$773,279

Other Commitments:
Standby letters of credit	$350	$	n/a	$	n/a	$	n/a	$	n/a

Unrecognized tax benefits and related accrued interest (5)	$172,045	$	n/a	$	n/a	$	n/a	$	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.
(2)	Amount excludes contractual sublease income of $34.9 million, which consists of $4.9 million to be received in less than one year, $10.4 million to be received in one to three years, $11.0 million to be received in three to five years and $8.6 million to be received in more than five years.
(3)	Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers. Of this amount, we have accrued $12.2 million for estimated purchase commitments that we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.
(4)	Amount reflects $57.8 million in capital expenditures in connection with the development of the corporate campus. Including the costs incurred to date of approximately $256 million, the total contractual obligation on the Company campus is approximately $314 million, which excludes the furniture and fixtures that are leased.
(5)	As of May 1, 2010, we had a liability for unrecognized tax benefits of $169.4 million and a net accrual for the payment of related interest and penalties of $2.6 million. We expect to resolve the fiscal year 2003 IRS audit during the next twelve months. As such, after we reach settlement with the IRS, we expect to record a corresponding adjustment to our unrecognized tax benefits. Due to availability of net operating losses, the IRS audit settlement is not expected to result in a significant tax payment. Other than the 2003 IRS audit, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcome.

Share Repurchase Program. As of November 29, 2007, our Board of Directors authorized a total of $800.0 million for the repurchase of our common stock. The purchases may be made, from time to time, in the open market or by privately negotiated transactions and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. For the three months ended May 1, 2010, we repurchased 3.5 million shares for an aggregate purchase price of $20.0 million. As such, approximately $394.1 million remains authorized for future repurchases under this program as of May 1, 2010.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of May 1, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Estimates

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the six months ended May 1, 2010 as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, with the exception of our accounting policy for revenue recognition as described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

Revenue recognition. Our multiple-element product offerings include networking hardware with embedded software products and support, which are considered separate units of accounting. For certain of our products, software and non-software components function together to deliver the tangible products’ essential functionality. We allocate revenue to each element in a multiple-element arrangement based upon their relative selling price. When applying the relative selling price method, we determine the selling price for each deliverable using VSOE of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our best estimate of selling price for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.

Consistent with our methodology under previous accounting guidance, we determine VSOE based on our normal pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical stand-alone transactions falling within ±15% of the median rates. For post-contract customer support, however, we consider stated renewal rates in determining VSOE.

In certain limited instances, we are not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to us infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE cannot be established, we attempt to establish selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of its peers and its offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we are typically not able to determine TPE.

When we are unable to establish selling price using VSOE or TPE, we use ESP in our allocation of the arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. ESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.

We determine ESP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. The determination of ESP is made through consultation with and formal approval by our management, taking into consideration the go-to-market strategy. If circumstances related to our estimates for revenue recognition change, our allocation of revenue to each element in a multiple-element arrangement may also change.

Impairment of goodwill and intangible assets. Goodwill is generated as a result of business combinations. We conduct our goodwill impairment test annually, as of the first day of the second fiscal quarter, or whenever events or changes in facts and circumstances indicate that the fair value of the reporting unit may be less than its carrying amount. Events which might indicate impairment include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in relationships with significant customers, and/or a significant decline in our stock price for a sustained period.

We apply a two-step approach in testing goodwill for impairment for each reporting unit, which we have determined to be at the operating segment level. The reporting units are determined by the components of our operating segments that constitute a business for which both (i) discrete financial information is available and (ii) segment management regularly reviews the operating results of that component. Data Storage, IP Layer 2-3, which includes OSI Layer 2-3 products, IP Layer 4-7/ADP, which includes OSI Layer 4-7 products, and Global Services are our four reporting units.

The first step tests for potential impairment by comparing the fair value of reporting units with reporting units’ net assets values. If the fair value of the reporting unit exceeds the carrying value of the reporting unit’s net assets, then goodwill is not impaired and no further testing is required. If the fair value of reporting unit is below the reporting unit’s carrying value, then the second step is required to measure the amount of potential impairment. The second step requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities, using the initial acquisition accounting guidance in ASC 805 Business Combinations, to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we record an impairment loss equal to the difference.

To determine the reporting unit’s fair values, we use the income approach, the market approach, or a combination thereof. The income approach provides an estimate of fair value based on discounted expected future cash flows. The market approach provides an estimate of the fair value of our four reporting units using various price or market multiples applied to the reporting unit’s operating results and then applying an appropriate control premium. During our fiscal year 2010 annual goodwill impairment test under the first step, we used a combination of approaches to estimate reporting units’ fair values, but we relied primarily on the income approach results, using management’s recent, post-recession cash flow projections for each reporting unit and risk-adjusted discount rates. We believe that the income approach is more representative of reporting units’ fair value compared to market approach results due to conditions of current financial markets and other market factors.

Determining the fair value of a reporting unit or an intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. We based our fair value estimates on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain. Estimates and assumptions with respect to the determination of the fair value of our reporting units using the income approach include, among other inputs:

•	Our operating forecasts;

•	Revenue growth rates; and

•	Risk-commensurate discount rates and costs of capital.

Our estimates of revenues and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our regular long-range planning process. The control premium used in market or combined approaches is determined by considering control premiums offered as part of acquisitions that have occurred in a reporting unit’s comparable market segments.

Based on our step one analysis results, we believe that all our reporting units pass the step one test and no further testing is required. However, because some of the inherent assumptions and estimates used in determining the fair value of these reportable segments are outside the control of management, changes in these underlying assumptions can adversely impact fair value. The sensitivity analysis below quantifies the impact of key assumptions on our reporting units’ fair value estimates. The principal key assumptions impacting our estimates were (i) discount rates and (ii) DCF terminal value multipliers. As the discount rates, ultimately, reflect the risk of achieving reporting units’ revenue and cash flow projections, we don’t believe that a separate sensitivity analysis for changes in revenue and cash flow projections is meaningful or useful.

The estimated fair value of IP Layer 2-3 reporting unit exceeded its carrying value by approximately $58 million and the estimated fair value of IP Layer 4-7/ADP reporting unit also exceeded its carrying value by approximately $58 million. The respective fair values of our remaining reporting units exceeded carrying value by significant amounts and were not subject to the sensitivity analysis presented below.

The following table summarizes the approximate impact that a change in principal key assumptions would have on the estimated fair value of IP Layer 2-3 reporting unit, leaving all other assumptions unchanged:

In millions	Change		Approximate Impact on Fair Value	Excess of Fair Value over Carrying Value
Discount rate	±1%		$(47) – 50	$11 – 108
DCF terminal value multiplier	±0.5	×	$(41) – 41	$17 – 99

The following table summarizes the approximate impact that a change in principal key assumptions would have on the estimated fair value of IP Layer 4-7/ADP reporting unit, leaving all other assumptions unchanged:

In millions	Change		Approximate Impact on Fair Value	Excess of Fair Value over Carrying Value
Discount rate	±1%		$(11) – 12	$47 – 70
DCF terminal value multiplier	±0.5	×	$(11) – 11	$47 – 69

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

Interest Rate Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our term loan, cash equivalents and short-term investment portfolios.

We are exposed to changes in interest rates as a result of our borrowings under our term loan. As of May 1, 2010, the weighted-average interest rate on the term loan was 7.0%, which represents the minimum interest rate under the credit agreement. The current market rates are such that a 1% increase in market rates would still result in a 7.0% interest rate on the term loan. However, based on outstanding principal indebtedness of $411.7 million under our term loan as of May 1, 2010, if market rates average 1% above the interest rate floor over the remaining term of the debt, which would result from an increase in market rates of approximately 2.9%, our interest expense would increase by approximately $10.7 million over the remaining term of the debt.

Our cash, cash equivalents, and short-term investments are primarily maintained at five major financial institutions in the United States. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.

We did not have any material investments as of May 1, 2010 that are sensitive to changes in interest rates.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the six months ended May 1, 2010 were the Chinese yuan, the euro, the Japanese yen, the British pound, the Singapore dollar and the Swiss franc. We are primarily exposed to foreign currency fluctuations related to operating expenses and cost of inventory components denominated in currencies other than the U.S. dollar. As such, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures.

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

Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. As of May 1, 2010, we held $72.6 million in cash flow derivative instruments. The maximum length of time over which we are hedged as of May 1, 2010 is through February 8, 2011. In addition, as of May 1, 2010, we held $16.4 million in balance sheet derivative instruments.

Equity Price Risk

We had no investments in publicly traded equity securities as of May 1, 2010. The aggregate cost of our equity investments in non-publicly traded companies was $6.8 million as of May 1, 2010. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other-than-temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes.

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On April 30, 2010, the last business day of our second fiscal quarter of 2010, the last reported sale price of our common stock on the NASDAQ Global Select Market was $6.50 per share.

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

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended May 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The market for data and storage networking solutions is intensely competitive. Cisco competes with Brocade in both the Data Storage market and Ethernet networking market. In particular, Cisco maintains a dominant position in the Ethernet networking market and several of its products compete directly with Brocade’s products. Purchasers of networking solutions may choose Cisco’s products because of its longer operating history, different product line and strong reputation in the networking market. In addition, Cisco may develop new technologies that directly compete with Brocade’s products or render its products obsolete. In addition, Cisco recently introduced solutions, Cisco UCS, which reflect Cisco’s attempt at a converged solution for the Data Storage and Ethernet networking markets and which differ in structure and function from those that form the basis of the current comparison. If Cisco’s recent solutions are successful, this may result in a dilution of Brocade’s market share, and these products may displace existing solutions in actual customer implementations, leading to erosion of the total addressable market (“TAM”) for Fibre Channel products of the type that Brocade currently delivers. Erosion of the TAM, particularly for the Data Storage market where Brocade is a market leader, would harm Brocade’s business and financial results.

Brocade also competes with other companies, such as Alcatel-Lucent, Enterasys Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Force10 Networks, Inc., HP ProCurve Division, Huawei Technologies Co. Ltd. and Juniper Networks, Inc. Brocade also faces significant competition from providers of Fibre Channel switching products for interconnecting servers and storage. These principal competitors include Cisco and QLogic Corporation. Brocade also faces other competitors in markets adjacent to the Data Storage and Ethernet networking markets, such as QLogic and Emulex Corporation in the server connectivity or HBA market. Brocade may continue to face competitors with well-established market share and customer relationships in adjacent markets and from alternative technologies. Some of Brocade’s current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Brocade’s competitors could also adopt more aggressive pricing policies than Brocade. Brocade believes that competition based on price may become more aggressive than it has traditionally experienced. As a result of these factors, Brocade’s competitors could also devote greater resources to the development, promotion and sale of their products than Brocade and, as a result, may be able to respond more quickly to changes in customer or market requirements. Brocade’s failure to successfully compete in the market would harm Brocade’s business and financial results.

Convergence and consolidation trends within the information technology industry are also beginning to bring historically separated computing, storage and Ethernet networking technologies together. These trends are shifting long-standing industry partnerships/alliances, go-to-market routes, technology models and represent risks for Brocade. For example, the ongoing development of new networking protocols such as Fiber Channel over Ethernet (“FCoE”) and Converged Enhanced Ethernet (“CEE”) are designed to merge storage and Ethernet network traffic inside of data centers. Brocade recently introduced new products that support FCoE/CEE. If the adoption rate of FCoE/CEE products varies significantly to what Brocade and other industry experts currently project, this may negatively impact Brocade’s businesses.

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

Competitive pressure will also likely intensify as technology trends may impact long-standing alliances, partnerships and go-to-market routes. For example, in November 2009 Cisco, EMC and VMware announced a coalition called the “Virtual Computing Environment” (“VCE”), through which it and its business partners would sell packaged “cloud computing” and data center virtualization solutions. Further, Cisco and EMC announced a joint venture called “Acadia”, which is designed to serve as a support and services arm of VCE. EMC is one of Brocade’s top OEM in terms of Fibre Channel sales and has been a go-to-market and technology partner since 1997. The tightening relationship between Cisco and EMC may harm Brocade’s partnership with EMC. In addition, on April 12, 2010, HP, another Brocade OEM partner, completed its acquisition of 3Com, a Brocade competitor in the Ethernet market. This acquisition of 3Com may increase the competitive dynamics in the Ethernet and other markets for Brocade and could negatively impact important routes to market for Brocade’s storage and converged networking products.

Brocade’s future revenue growth depends on its ability to introduce new products and services on a timely basis and achieve market acceptance of these new products and services.

The market for networking solutions is characterized by rapidly changing technology, accelerating product introduction cycles, changes in customer requirements and evolving industry standards. Brocade’s future success depends largely upon its ability to address the rapidly changing needs of its customers by developing and supplying high-quality, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. This risk will likely become more pronounced as the networking markets become more competitive and as demand for new and improved technologies increases. Brocade has introduced a significant number of new products in recent history, including products across its family of Ethernet and Storage solutions, which accounts for a substantial portion of Brocade’s revenues. Developing new offerings requires significant upfront investments that may not result in revenue for an extended period of time, if at all. Brocade must achieve widespread market acceptance of Brocade’s new product and service offerings on a timely basis in order to realize the benefits of Brocade’s investments. Additionally, the reallocation of resources emphasizing the Ethernet networking market through a channels strategy may negatively impact Brocade’s other businesses such as its Data Storage networking products.

The success of Brocade’s product and service offerings depends on numerous factors, including its ability to:

•	Properly determine the market for and define new products and services;

•	Timely develop and introduce the new products and services;

•	Differentiate Brocade’s new products and services from its competitors’ technology and product offerings;

•	Address the complexities of interoperability of Brocade’s products with its installed base, OEM partners’ server and storage products and its competitors’ products; and

•	Maintain high levels of product quality and reliability.

Various factors impacting market acceptance are outside of Brocade’s control, including the following:

•	The availability and price of competing products and alternative technologies;

•	The cost of certain product subcomponents, which could reduce Brocade’s gross margins;

•	Product qualification requirements by Brocade’s OEM partners, which can cause delays in the market acceptance;

•	The timing of the adoption of new industry standards relative to Brocade’s development of new technologies and products;

•	The ability of its OEM partners to successfully distribute, support and provide training for its products; and

•	Customer acceptance of Brocade’s products, including its Ethernet solutions.

If Brocade is not able to successfully develop and market new and enhanced products and services on a timely basis, its business and results of operations will likely be harmed.

The prices of Brocade’s products have declined in the past and Brocade expects the prices of Brocade’s products to continue to decline, which could reduce Brocade’s revenues, gross margins and profitability.

The average selling price for Brocade’s products has declined in the past, and Brocade expects it to continue to decline in the future as a result of changes in competitive pricing pressure, broader macroeconomic factors, product mix, increased sales discounts, new product introductions by Brocade or Brocade’s competitors, the entrance of new competitors and other factors. On a historical basis, declines in average selling prices per port for Brocade’s Data Storage products are significantly less than for Brocade’s Ethernet products. Brocade expects that average selling prices per port for Data Storage products will continue to decline at rates consistent with historical rates of low single digits per quarter, and that average selling prices per port for Brocade’s Ethernet products will decline in the low- to mid-single digits; however, average selling prices could decline much faster. Price declines may also increase as competitors ramp up product releases that compete with Brocade’s products. Furthermore, as a result of cautious capital spending in the technology sector, coupled with broader macroeconomic factors, both Brocade and its competitors may pursue more aggressive pricing strategies in an effort to maintain or seek to increase sales levels. If Brocade is unable to offset any negative impact that changes in competitive pricing pressures, broader macroeconomic factors, product mix, increased sales discounts, enhanced marketing programs, new product introductions by Brocade or Brocade’s competitors, or other factors may have on the average selling price of Brocade’s products by increasing the volume of products shipped or reducing product manufacturing costs, Brocade’s total revenues and gross margins will be negatively impacted.

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

Brocade is subject to, and may be subject to more, intellectual property infringement claims and litigation that are costly to defend and/or settle, and that could result in significant damage and cost awards against Brocade and limit Brocade’s ability to use certain technologies in the future.

Brocade competes in markets that are frequently subject to claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted patent, copyright and trade secret rights against Brocade, and as particular examples, against its products and services, subcomponents of its products, methods performed by its products or used in its operations, or uses of its products by its customers. Brocade and companies acquired by Brocade, such as Foundry, have in the past incurred, are currently incurring and will in the future incur substantial expenses to defend against such third-party claims. For instance, Brocade currently is defending patent-related lawsuits originally filed against Foundry by Enterasys Networks, Inc., Network-1 Security Solutions, Inc., and Chrimar Systems, Inc. In addition, Brocade may be subject to indemnification obligations with respect to infringement of third-party intellectual property rights pursuant to Brocade agreements with suppliers, OEM and channel partners or customers. The opposing litigants and other third party asserters of such intellectual property claims may be unreasonable in their settlement demands, or may simply refuse to settle, which could lead to expensive settlement payments and/or prolonged periods of litigation expenses. In the event of an adverse determination, Brocade could incur substantial monetary liability and be prohibited from shipping certain products or incorporating necessary components into Brocade’s products. Suppliers of components or OEM systems to Brocade may be unwilling to, or not be able to, defend or indemnify Brocade against third-party assertions directed at the components or systems they supply to Brocade, and may be unwilling to take licenses that would assure Brocade’s supply of such components or OEM systems. Customers may perceive such third-party intellectual property claims as risks, and may, as a result, be less willing to do business with Brocade. Any of the above scenarios could have a material adverse effect on Brocade’s financial position, results of operations, cash flows, and future business prospects.

Brocade’s intellectual property rights may be infringed or misappropriated by others, and Brocade may not be able to protect or enforce its intellectual property rights.

Brocade’s intellectual property rights may be infringed or misappropriated by others. In some cases, such infringement or misappropriation may be undetectable, or enforcement of Brocade’s rights may be impractical. Brocade has filed, and may in the future file, lawsuits against third parties in an effort to enforce its intellectual property rights. For instance, Brocade filed a patent infringement lawsuit against A10 Networks, Inc. on April 23, 2010. Intellectual property litigation is expensive and unpredictable. There can be no assurance that Brocade will prevail in such enforcement efforts, either on the merits, or with respect to particular relief sought, such as damages or an injunction. Further, the opposing party may attempt to prove that the asserted intellectual property rights are invalid or unenforceable, and, if successful, may seek recompense for its attorney fees and costs. Further, the opposing party may counterclaim against Brocade for infringement of its own patents or intellectual property rights, leading to further expense and potential exposure for Brocade.

Brocade relies on a combination of patent, copyright, trademark and trade secret laws, physical and operational security and contractual restrictions on disclosure, to protect its intellectual property rights in its proprietary technologies, but none of these methods of protection may be entirely reliable, due to, for instance, employee hiring and turnover, geographic dispersion of employees, technology disclosures with suppliers, customers, and partners, unpredictable events, misappropriation or negligence, operations in various countries that do not have well-established or reliable enforcement institutions or customs, and other aspects of doing business on the scale of Brocade’s operations. Brocade attempts to identify its technological developments for assessment of whether to file patent applications, but there can be no assurance that all patentable technological developments will be captured in patent applications. Further, although Brocade has patent applications pending, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect its technology. Further, physical and operational security can be adversely affected by employee carelessness, malfeasors, or changes in technology, such as the now-near-ubiquitous availability of portable memory devices. The value, validity, and enforceability of intellectual property rights generated by Brocade’s operations, obtained from acquired companies, or purchased from third parties, are subject to many unknowns, and may not ultimately have the value originally anticipated. In addition, due to less developed intellectual property regimes in certain jurisdictions, Brocade may not be able to protect fully its intellectual property as Brocade expands its operations globally.

Brocade uses several different routes to market for executing on its sales strategy including use of an OEM sales model focused on a few major OEM partners, and an expanded channel sales model. The loss of any of these OEM customers or channels partners or any other significant failure to execute on Brocade’s overall sales strategy could significantly reduce Brocade’s revenues and negatively affect Brocade’s financial results.

        Brocade recently began to offer its products through new and expanded channels, including through OEMs, resellers, distributors and direct. For example, Brocade recently announced that EMC, in addition to previous announcements with IBM and Dell, would sell Brocade’s Ethernet networking products. However, these new and expanded channels may not generate much, if any, revenue opportunities for Brocade. Offerings through new channels may also require Brocade to make certain significant upfront or ongoing investments. These additional costs may not be recovered or may not provide the desired return on investment if the anticipated benefits are not ultimately successful. These costs may also be larger than anticipated if the expenses associated with this new channels strategy are greater than planned. If Brocade cannot successfully expand its sales channels, Brocade may fail to maintain or grow its business, which would negatively impact its financial results.

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

Brocade carries a substantial amount of acquired intangible assets and goodwill on its balance sheet, which is predominately related to the Ethernet business in connection with Brocade’s acquisition of Foundry in December 2008. Brocade’s determination of fair value of long-lived assets relies on management’s assumptions of future revenues, operating costs, and other relevant factors. In response to changes in industry and market conditions, Brocade may be required to realign its resources strategically and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in, or dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Similarly, if management’s estimates of future operating results change or if there are changes to other assumptions, such as the discount rate applied to future cash flows, the estimate of the fair value of Brocade’s reporting units could change significantly, which could result in goodwill impairment charges. Brocade’s estimates with respect to the useful life or ultimate recoverability of Brocade’s carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. For example, during the three months ended May 2, 2009, Brocade recorded a non-cash $53.3 million impairment charge in connection with the decision to no longer offer Brocade’s suite of Files products. Brocade is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements, and sensitivity analysis performed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

The recent economic slowdown adversely affected Brocade’s operating results and financial condition and economic slowdowns in the future may have similar or greater negative impact.

In the past, unfavorable or uncertain economic conditions and reduced global information technology spending rates have adversely affected Brocade’s operating results. For example, the domestic and global economies recently underwent a period of significant uncertainty and slowdown, which resulted in reduced demand for information technology, including high-performance data networking solutions. Brocade is particularly susceptible to reductions in information technology spending because the purchase of IT-related products is often discretionary and may involve a significant commitment of capital and other resources. Different geographic regions (e.g. North America, Western Europe, Asia Pacific region) may experience greater economic slowdowns and/or longer recovery periods. Future delays or reductions in information technology spending, domestically and/or internationally, could harm Brocade’s business, results of operations and financial condition in a number of ways, including longer sales cycles, increased inventory provisions, increased production costs, lowered prices for its products and reduced sales volumes. Similarly, if Brocade’s suppliers face challenges in obtaining credit or otherwise in operating their businesses, they may become unable to continue to offer the materials Brocade uses to manufacture its products or may offer the materials at higher prices. These events have caused, and future slowdowns may cause, reductions in Brocade’s revenue, profitability and cash flows; increased price competition and operating costs; longer fulfillment cycles; and may cause many other risks noted in this Form 10-Q, which could adversely affect Brocade’s business, results of operations and financial condition.

Economic slowdowns can also make it difficult for Brocade, its customers and its suppliers to accurately forecast future product demand. This reduced visibility could cause Brocade to produce excess products that would increase its inventory carrying costs and result in obsolete inventory. Alternatively, this forecasting difficulty could cause a shortage of products or materials used in Brocade’s products that would result in its inability to satisfy demand for its products and a loss of market share.

Brocade’s business is subject to cyclical fluctuations and uneven sales patterns, which make predicting results of operations difficult.

Many of Brocade’s partners experience uneven sales patterns in their businesses due to the cyclical nature of information technology spending. For example, some of Brocade’s partners close a disproportionate percentage of their sales transactions in the last month, weeks and days of each fiscal quarter, and other partners experience spikes in sales during the fourth calendar quarter of each year. Because a large portion of Brocade’s sales are derived from a small number of OEM partners, when they experience seasonality, Brocade typically experiences similar seasonality. Historically, Brocade’s first and fourth fiscal quarters are seasonally stronger quarters than its second and third fiscal quarters. Brocade’s OEM partners make decisions to purchase inventory based on a variety of factors, including their product qualification cycles and their expectations of end customer demand that may be affected by seasonality and internal supply management objectives. Certain OEM partners require that Brocade maintain inventories of Brocade’s products in hubs adjacent to their manufacturing facilities and purchase Brocade’s products only as necessary to fulfill immediate customer demand. In addition, Brocade has experienced quarters where uneven sales patterns of Brocade’s OEM partners have resulted in a significant portion of Brocade’s revenue occurring in the last month of Brocade’s fiscal quarter. For example, Brocade’s Ethernet networking business typically experiences significantly higher levels of sales towards the end of a period. Such non-linearity in shipments due to sales patterns can increase risks of disruption during this critical period as well as raise costs, as irregular shipment patterns result in periods of underutilized capacity and additional costs associated with higher inventory levels and inventory planning. Furthermore, orders received towards the end of the period may not ship within the period due to Brocade’s manufacturing lead times. This exposes Brocade to additional inventory risk because Brocade must order products in anticipation of expected future orders and additional sales risk if Brocade is unable to fulfill unanticipated demand. In addition, receipt of a high number of customer orders towards the end of a fiscal quarter will increase reported receivables outstanding as a fraction of reported sales and result in higher days sales outstanding. Brocade is not able to predict the degree to which the seasonality and uneven sales patterns of Brocade’s OEM partners or other customers will affect Brocade’s business in the future, particularly as Brocade releases new products.

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

Brocade’s quarterly and annual revenues and operating results may vary significantly in the future due to a number of factors. Factors that may affect the predictability of Brocade’s annual and quarterly results include, but are not limited to, the following:

•	Disruptions, or a continued decline, in general economic conditions, particularly in the information technology industry;

•	Announcements of pending or completed acquisitions or other strategic transactions by Brocade, its competitors or its partners;

•	Announcements, introductions and transitions of new products by Brocade, its competitors or its partners;

•	The timing of customer orders, product qualifications and product introductions of Brocade’s partners;

•	Seasonal fluctuations;

•	Long and complex sales cycles;

•	Declines in average selling prices for Brocade’s products as a result of competitive pricing pressures or new product introductions by Brocade or its competitors;

•	The emergence of new competitors and new technologies in the networking markets;

•	Deferrals of customer orders in anticipation of new products, services, or product enhancements introduced by Brocade or its competitors;

•	Brocade’s ability to timely produce products that comply with new environmental restrictions or related requirements of its customers;

•	Brocade’s ability to obtain sufficient supplies of sole- or limited-sourced components, including ASICs, microprocessors, certain connectors, certain logic chips and programmable logic devices;

•	Increases in prices of components used in the manufacture of Brocade’s products;

•	Brocade’s ability to attain and maintain production volumes and quality levels;

•	Variations in the mix of Brocade’s products sold and the mix of distribution channels and geographies through which they are sold;

•	Pending or threatened litigation;

•	Stock-based compensation expense that is affected by Brocade’s stock price;

•	New legislation and regulatory developments; and

•	Other risk factors detailed in this section.

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

A significant portion of Brocade’s sales occur in international jurisdictions. In addition, Brocade’s contract manufacturers have significant operations in China. Brocade plans to continue to expand its international operations and sales activities. Brocade’s international sales of its Ethernet networking products have primarily depended on its resellers, including Pan Dacom GmbH in Europe, Stark Technology Inc. in Taiwan, Net One Systems in Japan and Samsung Corporation in Korea. The failure by international resellers to sell Brocade’s products could limit its ability to sustain and grow revenue. Expansion of international operations will involve inherent risks that Brocade may not be able to control, including:

•	Exposure to economic instability or fluctuations in international markets;

•	Reduced or limited protection of intellectual property rights, particularly in jurisdictions that have less developed intellectual property regimes such as China and India;

•	Managing research and development teams in geographically diverse locations, including teams divided between the United States and India;

•	Supporting multiple languages;

•	Recruiting sales and technical support personnel with the skills to design, manufacture, sell and support Brocade’s products;

•	Complying with governmental regulation of encryption technology and regulation of imports and exports, including obtaining required import or export approval for its products;

•	Increased complexity and costs of managing international operations;

•	Increased exposure to foreign currency exchange rate fluctuations;

•	Commercial laws and business practices that favor local competition;

•	Multiple, potentially conflicting, and changing governmental laws, regulations and practices, including differing export, import, tax, labor, anti-bribery and employment laws;

•	Longer sales cycles and manufacturing lead times;

•	Difficulties in collecting accounts receivable; and

•	Increased complexity of logistics and distribution arrangements.

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

Brocade’s operations and the operations of its suppliers, contract manufacturers and customers are vulnerable to interruptions by fire, earthquake, hurricane, power loss, telecommunications failure and other events beyond Brocade’s control. For example, a substantial portion of Brocade’s facilities, including its corporate headquarters, is located near major earthquake faults. Brocade does not have multiple site capacity for all of its services in the event of any such occurrence. In the event of a major earthquake, Brocade could experience business interruption, destruction of facilities and loss of life. Brocade carries a limited amount of earthquake insurance, which may not be sufficient to cover earthquake-related losses, and has not set aside funds or reserves to cover other potential earthquake-related losses. Additionally, major public health issues such as an outbreak of a pandemic or epidemic may interrupt business operations in those geographic regions affected by that particular health issue. In addition, one of Brocade’s contract manufacturers has a major facility located in an area that is subject to hurricanes. In the event that a material business interruption occurs that affects Brocade, its suppliers, contract manufacturers or customers, shipments could be delayed and Brocade’s business and financial results could be harmed. Despite Brocade’s implementation of network security measures, its servers may be vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with its computer systems. Brocade may not carry sufficient insurance to compensate for losses that may occur as a result of any of these events.

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

Brocade’s success depends, to a significant degree, upon the continued contributions of key management, engineering, sales and other talent, many of whom would be difficult to replace. Brocade believes its future success will also depend, in large part, upon Brocade’s ability to attract and retain highly skilled managerial, engineering, sales and other talent, and on the ability of management to operate effectively, both individually and as a group, in geographically diverse locations. There is a limited number of qualified talent in each applicable market and competition for such employees is strong. In the past, Brocade has experienced difficulty in hiring qualified talent in areas such as ASICs, software, system and test, sales, marketing, service, key management and customer support. Any future declines in Brocade’s stock price could result in additional “underwater” stock options held by its employees. If such a decline in Brocade’s stock price were to occur, any resulting underwater options could decrease Brocade’s ability to incentivize or retain qualified talent. Brocade’s ability to retain qualified talent may also be affected by future and recent acquisitions, which may cause uncertainty and loss of key talent. The loss of the services of any of Brocade’s key employees, the inability to attract or retain qualified talent in the future, or delays in hiring required talent, particularly engineers and sales talent, could delay the development and introduction of Brocade’s products or services, and negatively affect Brocade’s ability to sell its products or services.

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

Upon completion of the acquisition of Foundry in December 2008, Brocade increased its indebtedness by approximately $1.1 billion, which is substantially greater than its indebtedness prior to the acquisition. The $1.1 billion debt was originally issued under a term loan facility. In January 2010, that term loan was amended to permit Brocade to issue $600 million of senior indebtedness. Following the issuance of $600 million in Senior Secured Notes in January 2010, Brocade applied approximately $435 million of the proceeds to prepay a portion of the original $1.1 billion term loan, and used the remaining net proceeds, together with cash on hand, to retire the 2.25% Notes originally issued by McDATA. The financial and other covenants agreed to by Brocade in connection with such indebtedness and the increased indebtedness and higher debt-to-equity ratio of Brocade in comparison to that of Brocade on a recent historical basis will have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions and increasing borrowing costs, and may adversely affect Brocade’s operations and financial results. The increased indebtedness may also adversely affect Brocade’s ability to access sources of capital or incur certain liens. In addition, Brocade’s failure to comply with these covenants could result in a default under the Senior Secured Credit Facility and under the $600 million in Senior Secured Notes, which could permit the holders to accelerate such debt or demand payment in exchange for a waiver of such default. If any of Brocade’s debt is accelerated, Brocade may not have sufficient funds available to repay such debt. The current debt under the Senior Secured Credit Facility has a floating interest rate and an increase in interest rates may negatively impact Brocade’s financial results. The mandatory debt repayment schedule on the Senior Secured Credit Facility may negatively impact Brocade’s cash position and reduce Brocade’s financial flexibility. In addition, any negative changes by rating agencies to Brocade’s credit rating may negatively impact the value and liquidity of Brocade’s debt and equity securities and Brocade’s ability to access sources of capital.

Brocade’s business is subject to increasingly complex corporate governance, public disclosure, accounting and tax requirements, and environmental regulations that could adversely affect Brocade’s business and financial results.

Brocade is subject to changing rules and regulations of federal and state government as well as the stock exchange on which Brocade’s common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC, the IRS and NASDAQ, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. In addition, the Department of Treasury, the SEC and various Congressional representatives have recently proposed additional rules and regulations that may go into effect in the near future. Brocade is also subject to various rules and regulations of certain foreign jurisdictions, including applicable tax regulations. Brocade’s efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. A change in the tax law in the jurisdictions in which Brocade does business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in Brocade’s tax expense. For example, in both the 2010 and 2011 budget proposals, the President of the United States and the U.S. Treasury Department proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. Specific legislation has not yet been proposed or enacted, but it is possible that these or other changes in the U.S. tax laws could increase Brocade’s U.S. income tax liability in the future.

Brocade is subject to periodic audits or other reviews by such governmental agencies. For example, Brocade is under examination by the IRS for its domestic federal income tax return for the fiscal years 2003 through 2008. In May 2006, the Franchise Tax Board notified Brocade that its California income tax returns for the years ended October 25, 2003 and October 30, 2004 were subject to audit. In March 2010, the Franchise Tax Board also notified Brocade that Foundry’s California income tax returns for calendar years 2006 and 2007 were subject to audit. All these examination cycles remain open as of May 1, 2010. The SEC also periodically reviews Brocade’s public company filings. Any such examination or review frequently requires management’s time and diversion of internal resources and, in the event of an unfavorable outcome, may result in additional liabilities or adjustments to Brocade’s historical financial results.

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

Many of Brocade’s products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products, Brocade believes that, based upon past experience and standard industry practice, such licenses generally can be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses will be available on acceptable terms, if at all. Brocade’s inability to obtain certain licenses or other rights on favorable terms could have an adverse effect on Brocade’s business (including its ability to continue to distribute or support effected products), operating results and financial condition. In addition, if Brocade fails to carefully manage the use of “open source” software in Brocade’s products, Brocade may be required to license key portions of Brocade’s products on a royalty-free basis or expose key parts of source code.

Brocade is exposed to various risks related to legal proceedings or claims that could adversely affect its operating results.

Brocade is a party to lawsuits in the normal course of its business. Litigation in general can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against Brocade, or legal actions initiated by Brocade, can often be expensive and time-consuming. For example, in the past, Brocade has incurred significant expenses pursuant to certain indemnification obligations to various current and former officers and directors in connection with Brocade’s historical stock option granting practices and other related matters. Unfavorable outcomes from these claims and/or lawsuits could adversely affect Brocade’s business, results of operations, or financial condition, and Brocade could incur substantial monetary liability and/or be required to change its business practices.

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

Provisions of Brocade’s certificate of incorporation and bylaws may discourage, delay or prevent a merger or mergers that a stockholder may consider favorable. These provisions include:

•	Authorizing the issuance of preferred stock without stockholder approval;

•	Prohibiting cumulative voting in the election of directors;

•	Limiting the persons who may call special meetings of stockholders; and

•	Prohibiting stockholder actions by written consent.

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

Brocade may not realize the anticipated benefits in connection with its purchase of real estate and development and construction of office buildings, which could disrupt its business and negatively impact its financial performance.

Brocade’s purchase of real estate in San Jose, California in May 2008 and Brocade’s development and construction of a new campus of several buildings on that real estate constitute a substantial investment. Brocade may not realize the anticipated benefits with respect to the purchase and development of such property. Brocade has devoted significant capital resources to developing the new campus and may be required to devote additional resources in the future, which could impact Brocade’s liquidity and financial flexibility. Additionally, the development, construction, relocation to and maintenance of the new campus may result in unexpected costs or delays, which may negatively impact Brocade’s financial position. Moreover, any delays in the development or construction of the new campus may also suspend Brocade’s ability to move into the new campus on a timely basis and, as a result, may disrupt Brocade’s business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the six months ended May 1, 2010.

Issuer Purchases of Equity Securities

The following table summarizes share repurchase activity for the three months ended May 1, 2010 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 31, 2010 – February 27, 2010	3,557	$5.64	3,547	$394,140
February 28, 2010 – March 27, 2010	28	$5.75	—	$394,140
March 28, 2010 – May 1, 2010	34	$6.47	—	$394,140

Total	3,619	$5.65	3,547	$394,140

(1)	The total number of shares repurchased includes those shares of Brocade common stock that employees deliver back to Brocade to satisfy tax-withholding obligations that arise upon the vesting of restricted stock or upon termination of the employee and the forfeiture of restricted awards.
(2)	As of November 29, 2007, the Company’s Board of Directors authorized a total of $800.0 million for the repurchase of the Company’s common stock. Purchases were made, from time to time, in the open market or by privately negotiated transactions and were funded from available working capital. The number of shares purchased and the timing of purchases were based on the level of the Company’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)

3.2	Certificates of Correction and Corrected Amended and Restated Certificate of Incorporation effective as of June 1, 2009 (incorporated by reference to Exhibit 3.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended
May 2, 2009)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation effective as of April 13, 2010 (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on April 13, 2010)

3.4	Amended and Restated Bylaws of the Registrant effective as of April 13, 2010 (incorporated by reference to Exhibit 3.2 from Brocade’s Form 8-K filed on April 13, 2010)

3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

3.6	Certificate of Elimination of Series A Participating Preferred Stock of Brocade (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 16, 2007)

4.1	Form of Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

4.2	First Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, Brocade, and Wells Fargo Bank, National Association, as successor in interest to Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)

4.4	Indenture dated February 7, 2003 by and among McDATA Corporation and Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.4 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)

4.6	Indenture, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, governing the 2018 Notes (incorporated by reference to Exhibit 4.1 from Brocade’s Form 8-K filed on January 26, 2010)

4.7	Indenture, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, governing the 2020 Notes (incorporated by reference to Exhibit 4.2 from Brocade’s Form 8-K filed on January 26, 2010)

10.1†	Amendment Number 2 dated February 2, 2010 to OEM Purchase and License Agreement between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.12 from Brocade’s Form 10-Q filed on March 2, 2010)

10.2*/†	Amendment Number 3 dated April 13, 2010 to OEM Purchase and License Agreement between EMC Corporation and Brocade

10.3*/†	Amendment Number 16 dated March 24, 2010, with an effective date as of June 8, 2009, to the Product Purchase Agreement between Hewlett-Packard Company and Brocade

10.4*/†	Amendment Number 40 dated April 13, 2010 to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade

10.5*/†	Amendment Number 3 dated April 19, 2010, with an effective date of January 1, 2010, to Statement of Work Number 6 of the Goods Agreement between IBM and Brocade

10.6*/†	Amendment Number 6 dated April 13, 2010 to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brocade Communications Systems, Inc.

Date: June 2, 2010	By:	/S/ RICHARD DERANLEAU
Richard Deranleau
Chief Financial Officer