Form 10-Q
period 2010-07-31
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2010-09-02
CIK 1009626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number: 000-25601

Brocade Communications Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0409517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 Holger Way

San Jose, CA 95134

(408) 333-8000

(Address, including zip code, of registrant’s

principal executive offices and telephone

number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of August 26, 2010 was 453,403,781 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED July 31, 2010

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31, 2010	August 1, 2009 (1)	July 31, 2010	August 1, 2009 (1)
	(In thousands, except per share amounts)
Net revenues
Product	$414,702	$402,483	$1,273,672	$1,183,117
Service	88,811	90,797	270,316	248,054

Total net revenues	503,513	493,280	1,543,988	1,431,171
Cost of revenues
Product	204,844	185,347	585,804	535,912
Service	47,668	47,488	146,456	132,606

Total cost of revenues	252,512	232,835	732,260	668,518

Gross margin
Product	209,858	217,136	687,868	647,205
Service	41,143	43,309	123,860	115,448

Total gross margin	251,001	260,445	811,728	762,653
Operating expenses:
Research and development	85,884	94,718	265,317	259,464
Sales and marketing	101,112	103,640	291,289	281,703
General and administrative	17,540	23,070	49,719	62,753
Legal fees associated with indemnification obligations and other related costs, net	(74)	(561)	504	38,553
Amortization of intangible assets	16,190	17,052	49,433	51,666
Acquisition and integration costs	—	1,450	204	4,794
Restructuring costs and facilities lease loss benefit, net	—	—	—	2,329
In-process research and development	—	—	—	26,900
Goodwill and acquisition-related intangible assets impairment	—	—	—	53,306

Total operating expenses	220,652	239,369	656,466	781,468

Income (loss) from operations	30,349	21,076	155,262	(18,815)
Interest and other income (loss), net	(1,399)	809	(2,231)	(2,912)
Interest expense	(22,061)	(24,875)	(63,656)	(76,528)
Loss on sale of investments and property, net	(24)	(52)	(8,599)	(576)

Income (loss) before income tax provision (benefit)	6,865	(3,042)	80,776	(98,831)
Income tax provision (benefit)	(15,096)	20,452	(14,660)	14,655

Net income (loss)	$21,961	$(23,494)	$95,436	$(113,486)

Net income (loss) per share — basic	$0.05	$(0.06)	$0.22	$(0.29)

Net income (loss) per share — diluted	$0.05	$(0.06)	$0.20	$(0.29)

Shares used in per share calculation — basic	449,489	406,916	443,795	390,087

Shares used in per share calculation — diluted	481,863	406,916	481,764	390,087

(1)	As adjusted due to changes to the accounting for convertible debt instruments. See Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31, 2010	October 31, 2009 (1)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$292,537	$334,193
Short-term investments	3,155	4,678
Restricted cash	—	12,502

Total cash, cash equivalents, short-term investments and restricted cash	295,692	351,373
Accounts receivable, net of allowances of $10,829 and $12,573 at July 31, 2010 and October 31, 2009, respectively	296,530	297,819
Inventories	87,524	72,152
Deferred tax assets	77,904	84,629
Prepaid expenses and other current assets	57,615	79,302

Total current assets	815,265	885,275
Property and equipment, net	516,650	442,408
Goodwill	1,653,445	1,659,934
Intangible assets, net	374,657	470,872
Non-current deferred tax assets	191,781	184,713
Other assets	48,850	28,218

Total assets	$3,600,648	$3,671,420

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$146,001	$181,249
Accrued employee compensation	79,380	160,832
Deferred revenue	185,536	174,870
Current liabilities associated with facilities lease losses	7,366	10,769
Current portion of capital lease obligations	1,683	—
Revolving credit facility	—	14,050
Current portion of term loan	26,312	38,822
Convertible subordinated debt	—	169,332
Other accrued liabilities	96,170	105,263

Total current liabilities	542,448	855,187
Non-current capital lease obligations, net of current portion	6,950	—
Term loan, net of current portion	327,239	860,114
Senior Secured Notes	595,270	—
Non-current liabilities associated with facilities lease losses	4,495	10,150
Non-current deferred revenue	62,412	60,575
Non-current income tax liability	59,812	92,276
Other non-current liabilities	8,154	15,114

Total liabilities	1,606,780	1,893,416

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 452,525 and 433,988 shares at July 31, 2010 and October 31, 2009, respectively	453	434
Additional paid-in capital	2,028,907	1,901,238
Accumulated other comprehensive loss	(13,180)	(5,920)
Accumulated deficit	(22,312)	(117,748)

Total stockholders’ equity	1,993,868	1,778,004

Total liabilities and stockholders’ equity	$3,600,648	$3,671,420

(1)	As adjusted due to changes to the accounting for convertible debt instruments. See Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	July 31, 2010	August 1, 2009 (1)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$95,436	$(113,486)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in excess tax benefits or detriments from stock-based compensation	(5,318)	986
Depreciation and amortization	148,106	143,441
Loss on disposal of property and equipment	9,838	1,369
Amortization of debt issuance costs and original issue discount	16,419	19,430
Net (gains) losses on investments and marketable equity securities	(224)	570
Provision for doubtful accounts receivable and sales allowances	8,706	9,533
Non-cash compensation expense	76,351	101,505
Non-cash facilities lease loss benefit	—	(339)
Capitalization of interest cost	(7,755)	(6,356)
Asset impairment charge	—	53,306
In-process research and development	—	26,900
Changes in assets and liabilities, net of acquired assets and assumed liabilities:
Restricted cash	12,502	—
Accounts receivable	(7,419)	(75,786)
Inventories	(15,373)	43,898
Prepaid expenses and other assets	16,629	4,304
Deferred tax assets	—	651
Accounts payable	(30,122)	(41,867)
Accrued employee compensation	(97,970)	(56,110)
Deferred revenue	12,503	21,078
Other accrued liabilities	(31,387)	(5,426)
Liabilities associated with facilities lease losses	(8,832)	(7,391)
Liability associated with class action lawsuit	—	(160,000)

Net cash provided by (used in) operating activities	192,090	(39,790)

Cash flows from investing activities:
Purchases of short-term investments	(41)	(116)
Proceeds from maturities and sale of short-term investments	1,788	154,931
Proceeds from maturities and sale of long-term investments	—	30,173
Proceeds from sale of property	30,185	—
Purchases of property and equipment	(155,970)	(118,278)
Decrease in restricted cash	—	1,075,079
Net cash paid in connection with acquisitions	—	(1,297,482)

Net cash used in investing activities	(124,038)	(155,693)

Cash flows from financing activities:
Payment of senior underwriting fees related to the term loan	—	(30,525)
Payment of debt issuance costs related to the Senior Secured Notes	(3,665)	—
Proceeds from (payment of principal related to) the revolving credit facility	(14,050)	14,050
Payment of principal related to the convertible subordinated debt	(172,500)	—
Payment of principal related to the term loan	(552,808)	(108,141)
Payment of principal related to capital leases	(494)	—
Common stock repurchases	(25,004)	—
Proceeds from Senior Secured Notes	587,968	—
Proceeds from issuance of common stock, net	69,883	110,280
Change in excess tax benefits or detriments from stock-based compensation	5,318	(986)

Net cash used in financing activities	(105,352)	(15,322)

Effect of exchange rate fluctuations on cash and cash equivalents	(4,356)	1,100

Net decrease in cash and cash equivalents	(41,656)	(209,705)
Cash and cash equivalents, beginning of period	334,193	453,884

Cash and cash equivalents, end of period	$292,537	$244,179

Supplemental schedule of non-cash investing and financing activities:
Fair value of stock options and unvested awards assumed in exchange for acquired Foundry assets	$—	$254,312

Acquisition of property and equipment through capital leases	$9,127	$—

(1)	As adjusted due to changes to the accounting for convertible debt instruments. See Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Brocade Communications Systems, Inc. (“Brocade” or the “Company”) has prepared the accompanying Condensed Consolidated Financial Statements as of July 31, 2010 and for the three and nine months ended July 31, 2010 and August 1, 2009, without audit, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 31, 2009 Condensed Consolidated Balance Sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

In the opinion of management, all adjustments (which include only normal recurring adjustments, except as otherwise indicated) necessary to present a fair statement of financial position as of July 31, 2010, results of operations for the three and nine months ended July 31, 2010 and August 1, 2009, and cash flows for the nine months ended July 31, 2010 and August 1, 2009 have been made. The results of operations for the three and nine months ended July 31, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Use of Estimates in Preparation of Condensed Consolidated Financial Statements

The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported on the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, revenue recognition, sales allowances and programs, allowance for doubtful accounts, stock-based compensation, purchase price allocations, warranty obligations, inventory valuation and purchase commitments, restructuring costs, facilities lease losses, impairment of goodwill and intangible assets, litigation, income taxes and investments. Actual results may differ materially from these estimates.

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies for the nine months ended July 31, 2010 as compared to those disclosed in Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009, except for the changes in the accounting for convertible debt instruments and revenue recognition as a result of new accounting standards as described below.

Convertible Debt Instruments

In the first fiscal quarter of 2010, the Company adopted a new standard issued by the Financial Accounting Standards Board (“FASB”) that changed the accounting for convertible debt instruments with cash settlement features. As of adoption, this new accounting standard applied to the Company’s convertible subordinated debt. Under the previous accounting standard, the convertible subordinated debt was recognized entirely as a liability. In accordance with adopting this new accounting standard, Brocade retrospectively recognized both a liability and an equity component of the convertible subordinated debt at fair value. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component, which is the value of the conversion feature at issuance, is recognized as the difference between the proceeds from the issuance of the convertible subordinated debt and the fair value of the liability component, after adjusting for the deferred tax impact. The convertible subordinated debt was issued at a coupon rate of 2.25%, which was below that of a comparable instrument that does not have a conversion feature (8.75%). Therefore, the valuation of the debt component, using the income approach, resulted in a debt discount. The debt discount is reduced over the expected life of the debt, which is also the stated life of the debt. For additional discussion, see Note 9, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As a result of applying this new accounting standard retrospectively to all periods presented, the Company recognized the following incremental effects on individual line items on the Condensed Consolidated Statements of Operations (in thousands, except per share amounts):

	Three Months Ended August 1, 2009
	Before Adoption	Adjustments	After Adoption
Interest expense	$(22,845)	$(2,030)	$(24,875)
Income tax provision	$20,021	$431	$20,452
Net loss	$(21,033)	$(2,461)	$(23,494)
Net loss per share - basic	$(0.05)	$(0.01)	$(0.06)
Net loss per share - diluted	$(0.05)	$(0.01)	$(0.06)

	Nine Months Ended August 1, 2009
	Before Adoption	Adjustments	After Adoption
Interest expense	$(70,600)	$(5,928)	$(76,528)
Income tax provision	$17,280	$(2,625)	$14,655
Net loss	$(110,183)	$(3,303)	$(113,486)
Net loss per share - basic	$(0.28)	$(0.01)	$(0.29)
Net loss per share - diluted	$(0.28)	$(0.01)	$(0.29)

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

Revenue Recognition

In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the products’ essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In certain instances, the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to the Company infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE cannot be established, the Company attempts to establish selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE.

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

The Company regularly reviews VSOE, TPE and ESP and maintains internal controls over the establishment and updates of these estimates. There was no material impact on revenues during the three and nine months ended July 31, 2010 nor does the Company expect a material impact in the near term from changes in VSOE, TPE or ESP.

The following table shows total net revenues as reported and unaudited pro forma total net revenues that would have been reported during the three and nine months ended July 31, 2010 if the transactions entered into or materially modified after October 31, 2009 were subject to previous accounting guidance:

	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Was in Effect
	In thousands
Total net revenues for the three months ended July 31, 2010	$503,513	$500,370
Total net revenues for the nine months ended July 31, 2010	$1,543,988	$1,536,291

The impact to total net revenues during the three and nine months ended July 31, 2010 of the accounting guidance was primarily to net product revenues. Since the use of the residual method is eliminated under the new accounting standards, any discounts offered by the Company are allocated to all deliverables.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Restricted Cash

During fiscal year 2009, the Company entered into an agreement with one of the defendants in connection with the Special Litigation Committee’s litigation. Under this agreement, the Company received $12.5 million, which was held in restricted cash pending settlement of certain contingencies. On February 3, 2010, these contingencies were satisfied and the restrictions on the cash were removed.

Trade Receivables Factoring Facility

During April 2010, the Company entered into a trade receivables factoring facility with a financial institution to sell certain of its trade receivables from customers with limited, non-credit related, recourse provisions. The sale of receivables eliminates the credit exposure of the Company in relation to these receivables. The Company pays facility administration fees to the financial institution on a quarterly basis. Under the terms of the factoring agreement, the maximum available amount of the factoring facility outstanding at any one time is $50.0 million, which is subject to change based on the financial institution’s approval. During the three and nine months ended July 31, 2010, $17.9 million and $37.3 million, respectively, of trade receivables were sold under the terms of the factoring facility. Sales of trade receivables are recorded as a reduction of trade accounts receivable. The losses resulting from the discount on the sale of receivables for the three and nine months ended July 31, 2010 were immaterial and are included in “Interest and other income (loss), net” on the Condensed Consolidated Statement of Operations. Facility administration fees for the three and nine months ended July 31, 2010 were immaterial and are included in “General and administrative expenses” on the Condensed Consolidated Statements of Operations.

Concentrations

A majority of the Company’s accounts receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of July 31, 2010, three customers accounted for 16.1%, 11.7% and 10.0%, respectively, of total accounts receivable. As of October 31, 2009, two customers accounted for 15.9% and 10.9%, respectively, of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances, and other allowances.

For the three months ended July 31, 2010 and August 1, 2009, the same three customers each represented 10% or more of the Company’s total net revenues for a combined total of 44.0% and 46.0% of total net revenues, respectively. The Company’s business is concentrated in the networking industry, which from time to time has been impacted by unfavorable economic conditions and reduced IT spending rates.

The Company currently relies on single and limited sources for multiple key components used in the manufacture of its products. Additionally, the Company relies on multiple contract manufacturers for the production of its products.

Recent Accounting Pronouncements

In January 2010, the FASB issued an update to ASC 820-10 Measuring Liabilities at Fair Values (“ASC 820-10”). The update to ASC 820-10 requires disclosure of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers, and a gross presentation of activity within the Level 3 rollforward, presenting separately information about purchases, sales issuances and settlements. The update to ASC 820-10 was adopted by the Company in the second quarter of fiscal year 2010, except for the gross presentation of the Level 3 rollforward which will be adopted by the Company in the second quarter of fiscal year 2011. The Company does not expect the adoption of the update to ASC 820-10 to have a material impact on its financial position, results of operations, or cash flows.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In April 2010, the FASB issued an update to ASC 718 Compensation - Stock Compensation (“ASC 718”). The update to ASC 718 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the Company’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. The update to ASC 718 will be adopted by the Company in the first quarter of fiscal year 2012, with earlier adoption permitted. The Company is currently evaluating the impact of the update to ASC 718, but does not expect the adoption to have a material impact on its financial position, results of operations, or cash flows.

3. Acquisitions

Foundry Networks, Inc.

On December 18, 2008, the Company completed its acquisition of Foundry Networks, Inc. (“Foundry”) in accordance with the Agreement and Plan of Merger, which the Company entered into on July 21, 2008, as well as with Amendment No. 1 to the Agreement and Plan of Merger, which the Company entered into on November 7, 2008 (as amended, the “Foundry Merger Agreement”). As a result of the merger, Foundry is now a wholly-owned subsidiary of the Company and was converted to a limited liability company under applicable Delaware law in the third fiscal quarter of 2009.

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

The Company also allocated $26.9 million to in-process research and development (“IPR&D”) which was charged to operating expense at the consummation of the business combination. The value assigned to the Foundry IPR&D was determined by estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed, and discounting the net cash flows to their present values. The revenue estimates used in the net cash flow forecasts were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by Foundry and its competitors.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following unaudited pro forma financial information for the nine months ended August 1, 2009 presents a summary of the results of operations of the Company assuming the acquisition of Foundry occurred at the beginning of the period presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of the period presented, nor is it indicative of future operating results (in thousands, except per share amounts):

Nine Months Ended
August 1, 2009 (1)
Total net revenues	$1,508,218
Pretax loss	(85,709)
Net loss	(87,172)
Basic net loss per share	(0.22)
Diluted net loss per share	$(0.22)

(1)	The unaudited pro forma financial results for the nine months ended August 1, 2009 include Brocade’s historical results for the nine months ended August 1, 2009, which include Foundry’s results subsequent to December 18, 2008, and Foundry’s historical results for the period October 26, 2008 to December 18, 2008, including amortization for acquired intangible assets, elimination of IPR&D charge and acquisition-related fees, and related tax effects. Brocade’s historical results for the nine months ended August 1, 2009 reflect the incremental effects on individual line items on the Condensed Consolidated Statement of Operations as a result of retrospectively applying the new accounting standard for convertible debt instruments (see Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements).

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Goodwill and Intangible Assets

The following table summarizes goodwill activity by reportable segment during the nine months ended July 31, 2010 (in thousands):

	Data Storage	Ethernet Products	Global Services	Total
Balance at October 31, 2009
Goodwill	$176,989	$1,371,688	$157,089	$1,705,766
Accumulated impairment losses	—	(45,832)	—	(45,832)

	176,989	1,325,856	157,089	1,659,934

Tax and other adjustments during the nine months ended July 31, 2010 (1)	—	(6,489)	—	(6,489)

Balance at July 31, 2010
Goodwill	$176,989	$1,365,199	$157,089	$1,699,277
Accumulated impairment losses	—	(45,832)	—	(45,832)

	$176,989	$1,319,367	$157,089	$1,653,445

(1)	The goodwill adjustment of $6.5 million was primarily a result of the tax benefit from the exercise of stock awards and the adoption of a new accounting standard for its convertible debt from acquired companies.

The Company conducts its goodwill impairment test annually, as of the first day of the second fiscal quarter, or whenever events or changes in facts and circumstances indicate that the fair value of the reporting unit may be less than its carrying amount. For the fiscal year 2010 annual goodwill impairment test, the Company used the income approach, the market approach, or a combination thereof, to determine each reporting unit’s fair value. The income approach provides an estimate of fair value based on discounted expected future cash flows (“DCF”). The market approach provides an estimate of fair value using various price or market multiples applied to the reporting unit’s operating results and then applying an appropriate control premium. During the fiscal year 2010 annual goodwill impairment test under the first step, the Company used a combination of approaches to estimate each reporting unit’s fair value, but relied primarily on the income approach results, using management’s recent, post-recession cash flow projections for each reporting unit and risk-adjusted discount rates. The Company believes that the income approach is more representative of a reporting unit’s fair value compared to market approach results due to conditions of current financial markets and other market factors.

Determining the fair value of a reporting unit or an intangible asset requires judgment and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions it believes to be reasonable, but that are unpredictable and inherently uncertain. Estimates and assumptions with respect to the determination of the fair value of its reporting units using the income approach include, among other inputs:

•	The Company’s operating forecasts;

•	Revenue growth rates; and

•	Risk-commensurate discount rates and costs of capital.

The Company’s estimates of revenues and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our regular long-range planning process. The control premium used in market or combined approaches is determined by considering control premiums offered as part of the acquisitions that have occurred in the reporting units’ comparable market segments. Based on goodwill impairment analysis results during the second fiscal quarter of 2010, the Company determined that no impairment needed to be recorded. During the three months ended July 31, 2010, there were no facts and circumstances that indicated that the fair value of the reporting units may be less than their current carrying amount.

In the first fiscal quarter of 2010, the Company adopted new accounting standards ratified by the FASB for defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, these new standards require an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value. These new standards are applicable to intangible assets purchased by the Company beginning in the first fiscal quarter of 2010.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Intangible assets other than goodwill are amortized over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The following tables present details of the Company’s intangible assets (in thousands, except for weighted-average useful life):

July 31, 2010	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Tradename	$13,941	$11,072	$2,869	9.48
Core/developed technology	338,158	175,539	162,619	2.98
Customer relationships	364,981	155,812	209,169	3.45

Total intangible assets	$717,080	$342,423	$374,657	3.29

October 31, 2009	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Tradename	$13,941	$9,980	$3,961	8.05
Core/developed technology	338,158	129,843	208,315	3.63
Customer relationships	364,981	106,385	258,596	4.13

Total intangible assets	$717,080	$246,208	$470,872	3.94

The following table presents the amortization of intangible assets included on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Cost of revenues	$14,467	$17,950	$46,783	$47,905
Operating expenses	16,190	17,052	49,433	51,666

Total	$30,657	$35,002	$96,216	$99,571

The following table presents the estimated future amortization of intangible assets as of July 31, 2010 (in thousands):

Fiscal Year	Estimated Future Amortization
2010 (remaining three months)	$30,657
2011	119,770
2012	107,062
2013	94,057
2014	16,816
Thereafter	6,295

Total	$374,657

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Balance Sheet Details

The following table provides details of selected balance sheet items (in thousands):

	July 31, 2010	October 31, 2009
Accounts Receivable:
Accounts receivable	$307,359	$310,392
Allowance for doubtful accounts	(3,571)	(3,954)
Sales allowances	(7,258)	(8,619)

Total	$296,530	$297,819

Inventories:
Raw materials	$30,795	$4,605
Finished goods	56,729	67,547

Total	$87,524	$72,152

Property and equipment, net: (1)
Computer equipment and software	$72,864	$122,219
Engineering and other equipment	253,127	258,116
Furniture and fixtures (2)	27,796	14,691
Leasehold improvements	38,153	64,186
Land and building (3)	366,442	300,095

Subtotal	758,382	759,307
Less: Accumulated depreciation and amortization	(241,732)	(316,899)

Total	$516,650	$442,408

Other accrued liabilities:
Income taxes payable	$9,665	$3,702
Accrued warranty	5,415	5,808
Inventory purchase commitments	7,880	17,011
Accrued sales programs	25,000	13,377
Accrued liabilities	43,857	53,878
Other	4,353	11,487

Total	$96,170	$105,263

(1)	The following table presents the depreciation of property and equipment included on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Depreciation expense	$19,836	$15,417	$51,890	$43,870

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(2)	Effective May 1, 2010, the Company prospectively changed the estimated useful life of its furniture from 4 years to 7 years for furniture placed in service on or after that date. The Company will continue to use the straight-line method to depreciate furniture. The change in useful life was adopted because the life of the new furniture purchased for the Company campus is estimated to be longer than previously purchased furniture. The impact to the Company’s results of operations during the three and nine months ended July 31, 2010 was not material. Furniture placed in service prior to May 1, 2010 and non-Company campus furniture will continue to be depreciated over 4 years using the straight-line method and have a net book value of $2.9 million as of July 31, 2010. In addition, furniture and fixtures include the following amounts under leases as of July 31, 2010 and October 31, 2009:

	July 31, 2010	October 31, 2009
Cost	$9,581	$—
Accumulated depreciation	(237)	—

Total	$9,344	$—

(3)	In connection with the purchase of the property located in San Jose, California, the Company engaged a third party as development manager to manage the development and construction of improvements on the property. Included in “Land and building” as of July 31, 2010 and October 31, 2009 is $8.0 million that the Company has agreed to pay the developer on May 22, 2011 or earlier if Brocade decides to sell any part of the Company campus project before such date.

6. Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
July 31, 2010
Corporate bonds	$3,155	$—	$—	$3,155

Total	$3,155	$—	$—	$3,155

October 31, 2009
Corporate bonds	$4,678	$—	$—	$4,678

Total	$4,678	$—	$—	$4,678

As of July 31, 2010 and October 31, 2009, the Company had no unrealized holding gains/losses on investments. Net unrealized holding gains or losses on investments, if any, are included in accumulated other comprehensive income (loss) in the accompanying Condensed Consolidated Balance Sheets.

7. Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability. The Company applies fair value measurements for both financial and nonfinancial assets and liabilities. The Company has no nonfinancial assets and liabilities that are required to be measured at fair value on a recurring basis as of July 31, 2010.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, approximate cost because of their short maturities.

In the second fiscal quarter of 2010, the Company adopted the update to ASC 820-10, which requires disclosure of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers. There were no transfers of this nature during the nine months ended July 31, 2010.

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

Assets and liabilities measured at fair value on a recurring basis as of July 31, 2010 were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of July 31, 2010	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$93,161	$93,161	$—	$—
Corporate bonds	3,155	—	3,155	—

Total assets measured at fair value	$96,316	$93,161	$3,155	$—

Liabilities:
Derivative liabilities, net	$1,526	$—	$1,526	$—

Total liabilities measured at fair value	$1,526	$—	$1,526	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

The Company uses a midpoint of the highest bid and lowest offering obtained from market makers to value its corporate bonds. The Company uses observable market prices for comparable instruments to value its derivative instruments.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Liabilities Associated with Facilities Lease Losses

The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary. The following table summarizes the activity related to the facilities lease loss reserve, net of expected sublease income (in thousands):

Lease Loss Reserve
Reserve balance at October 31, 2009	$20,919
Cash payments on facilities leases	(8,993)
Non-cash charges and other adjustments, net	(65)

Reserve balance at July 31, 2010	$11,861

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

The Company used approximately $435.0 million of the net proceeds of the Notes Offering to prepay a portion of the outstanding term loan under the Senior Secured Credit Facility on January 20, 2010, and used the remaining net proceeds, together with cash on hand, to retire on February 16, 2010 the 2.25% subordinated convertible notes (“2.25% Notes”) originally issued by McDATA Corporation (“McDATA”), a wholly owned subsidiary of Brocade.

As of July 31, 2010, the liability associated with the 2018 Notes of $297.8 million, net of the debt discount of $2.2 million, and the liability associated with the 2020 Notes of $297.4 million, net of the debt discount of $2.6 million, are together reported as “Senior Secured Notes,” on the Condensed Consolidated Balance Sheets.

Debt issuance costs totaling $11.0 million associated with the Senior Secured Notes are classified entirely as long-term and have been capitalized as deferred financing costs, with $0.5 million amortized as of July 31, 2010. As of July 31, 2010, deferred financing costs were $10.5 million and are reported within “Other assets” on the Condensed Consolidated Balance Sheets. The deferred financing costs of the 2018 Notes and the 2020 Notes are being amortized using the effective interest method over the eight-year and ten-year term of the debt, respectively. No payments were made towards the principal of the Senior Secured Notes during the nine months ended July 31, 2010.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

These covenants are subject to a number of other limitations and exceptions set forth in the Indentures. The Company was in compliance with all applicable covenants as of July 31, 2010.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In connection with the issuance of the Senior Secured Notes, the Company and the Subsidiary Guarantors also entered into registration rights agreements with the initial purchasers relating to each series of the Senior Secured Notes. Under the terms of these registration rights agreements, with respect to each series of the Senior Secured Notes, the Company and the Subsidiary Guarantors are required to use commercially reasonable efforts to file with the SEC a registration statement relating to an offer to exchange the applicable series of notes for an issue of SEC-registered notes (the “Exchange Notes”) with terms identical to the applicable series of the Senior Secured Notes (except that the Exchange Notes will not be subject to restrictions on transfer or to any increase in annual interest rate) and maintain the effectiveness of such registration statement until 180 days after the closing of the applicable exchange offer. The Company and the Subsidiary Guarantors filed a registration statement on Form S-4 relating to such an offer to exchange. The registration statement was declared effective by the SEC on August 24, 2010. The exchange offer for the notes commenced on August 27, 2010 and is scheduled to expire at 5:00 p.m., New York time, on September 27, 2010, unless extended. Under specified circumstances, including if the exchange offer may not be completed because it would violate any applicable law or applicable interpretations of the staff of the SEC, or if the exchange offer is not for any other reason completed within 365 days after the closing date, or any initial purchaser so requests in connection with any offer or sale of notes, the registration rights agreements provide that the Company and the Subsidiary Guarantors shall file a shelf registration statement for the resale of the applicable series of the Senior Secured Notes. If the Company and the Subsidiary Guarantors default on their registration obligations under a registration rights agreement, additional interest, up to a maximum amount of 1.0% per annum, will be payable on the applicable series of the Senior Secured Notes until all such registration defaults are cured.

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

Loans under the Senior Secured Credit Facility bear interest, at the Company’s option, at a rate equal to either the London Interbank Offered Rate (“LIBOR”) rate, plus an applicable margin equal to 4.0% per annum or the prime lending rate, plus an applicable margin equal to 3.0% per annum. The applicable margin with respect to revolving loans is subject to adjustment based on the Company’s consolidated senior secured leverage ratio, as defined in the credit agreement. The LIBOR rate floor is 3.0% per annum and the prime lending rate floor is 4.0% per annum, in each case, for the life of the Senior Secured Credit Facility. For the nine months ended July 31, 2010, the weighted-average interest rate on the term loan was 7.0%.

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

Debt issuance costs totaling $31.6 million associated with financing the acquisition have been capitalized as deferred financing costs, with $12.5 million amortized as of July 31, 2010. As of July 31, 2010 and October 31, 2009, deferred financing costs were $19.1 million and $21.4 million, respectively, and are reported within “Other assets” on the Condensed Consolidated Balance Sheets. The deferred financing costs are being amortized using the effective interest method over the five-year term of the debt. During the nine months ended July 31, 2010, the Company paid $552.8 million towards the principal of the term loan, $535.0 million of which were voluntary prepayments.

The obligations of the Company and its subsidiary guarantors under the Senior Secured Credit Facility and the related guarantees thereunder are secured, subject to customary permitted liens and other agreed upon exceptions, by (i) a first priority pledge of all of the equity interests of each of the Company’s direct and indirect subsidiaries and (ii) a perfected first priority interest in and mortgages on all tangible and intangible assets of the Company and each subsidiary guarantor, except, in the case of a foreign subsidiary, to the extent such pledge would be prohibited by applicable law or would result in materially adverse tax consequences (limited, in the case of a first-tier foreign subsidiary, to 65% of the voting stock and 100% of the non-voting stock of such first-tier foreign subsidiary). In addition, the term loan has not been registered with the SEC as of July 31, 2010.

The credit agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, capital expenditures, prepayment of other indebtedness, redemption or repurchase of subordinated indebtedness, dividends and other distributions. The credit agreement contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a maximum consolidated senior secured leverage ratio, each as defined in the credit agreement and described further below. The credit agreement also includes customary events of default, including cross-defaults on the Company’s material indebtedness and change of control. The Company was in compliance with all applicable covenants as of July 31, 2010 and October 31, 2009.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In thousands	As of July 31, 2010	As of October 31, 2009
Outstanding gross principal	$—	$172,500
Net carrying amount	$—	$169,332
Unamortized discount	$—	$3,168
Equity component carrying amount	$—	$29,188

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The 2.25% Notes paid a fixed rate of interest semiannually. The Company capitalized a portion of the interest associated with this debt during the periods presented. In addition, the effective interest rate for the 2.25% Notes was 8.63% for the three and nine months ended August 1, 2009 and for fiscal year 2010 for the period through February 15, 2010 when the convertible subordinated debt was due. The amount of interest cost recognized relating to both the contractual interest coupon and amortization of the discount on the liability component of the 2.25% Notes was as follows:

	Three Months Ended		Nine Months Ended
In thousands	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Interest expense	$—	$3,541	$4,305	$10,460

10. Commitments and Contingencies

Company Campus Contractual Obligations. On May 23, 2008, Brocade purchased property located in San Jose, California, which consisted of three unimproved building parcels that are entitled for approximately 562,000 square feet of space in three buildings. The total purchase price for the property was $50.9 million. In connection with the purchase, Brocade also engaged a third party as development manager to manage the development and construction of improvements on the property. Brocade’s obligation for development and construction of three buildings and a parking garage on the purchased property is approximately $174.5 million (in addition to the purchase price for the property), payable in various installments through approximately November 2010. Brocade’s obligation for tenant improvements for the campus is approximately $82.1 million, in addition to the $8.0 million that the Company has agreed to pay the developer on May 22, 2011 or earlier if Brocade decides to sell any part of the Company campus project before such date. Brocade financed the purchase and the development through operating cash flows. In connection with the purchase, Brocade also obtained a four-year option, exercisable at its sole discretion through May 22, 2012, to purchase a fourth unimproved approximate four acre parcel for a fixed price of approximately $26.0 million. The costs incurred to date in connection with the Company campus are approximately $278 million and the remaining capital expenditures are approximately $38 million as of July 31, 2010.

Product Warranties

The Company’s accrued liability for estimated future warranty costs is included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the nine months ended July 31, 2010 and August 1, 2009 (in thousands):

	Accrued Warranty
	Nine Months Ended
	July 31, 2010	August 1, 2009
Beginning balance	$5,808	$5,051
Liabilities accrued for warranties issued during the period (1)	2,583	3,848
Warranty claims paid and uses during the period	(1,301)	(1,590)
Changes in estimated liability for pre-existing warranties during the period	(1,675)	(1,302)

Ending balance	$5,415	$6,007

(1)	Included in the $3.8 million in liabilities accrued for warranties issued during the nine months ended August 1, 2009 is $1.9 million in warranty liabilities assumed as part of the Foundry acquisition.

In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of July 31, 2010, there have been no known material events or circumstances that have resulted in a customer contract-related indemnification liability to the Company.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As of July 31, 2010, the Company’s aggregate commitment to the CMs for inventory components used in the manufacture of Brocade products was $254.2 million, which the Company expects to utilize during future normal ongoing operations, net of a purchase commitments reserve of $7.9 million. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal ongoing operations within the next twelve months.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On September 6, 2006, Chrimar Systems, Inc. (“Chrimar”) filed a lawsuit against Foundry (and D-Link Corporation and PowerDsine, Ltd.) in the United States District Court for the Eastern District of Michigan alleging that certain of Foundry’s products infringe Chrimar’s U.S. Patent 5,406,260 and seeking injunctive relief, as well as unspecified damages. Discovery has been completed. No trial date has been set.

On February 7, 2008, Network-1 Security Solutions, Inc. (“Network-1”) filed a lawsuit against Foundry and other networking companies, namely, Cisco Systems, Inc. (“Cisco”), Cisco-Linksys, LLC, Adtran, Inc., Enterasys, Extreme Networks, Inc., NetGear, Inc., and 3Com Corporation in the United States District Court for the Eastern District of Texas, Tyler Division, alleging that certain of Foundry’s products infringe Network-1’s U.S. Patent No 6,218,930 and seeking injunctive relief, as well as unspecified damages. In July 2010, this matter with Network-1 was settled, pursuant to which Brocade paid a one-time monetary settlement on August 2, 2010 to Network-1 in exchange for a license and release of all outstanding claims. The settlement was accrued under “Accounts payable” on the Company’s condensed consolidated balance sheet as of July 31, 2010. The matter has been dismissed with prejudice.

On August 4, 2010, Brocade and Foundry Networks LLC (“Plaintiffs”) filed a lawsuit against A10 Networks, Inc. (“A10”), A10’s founder and other individuals in the United States District Court for the Northern District of California. In the complaint, Brocade alleged that A10 and the individual defendants have misappropriated Plaintiff’s trade secrets, interfered with existing contracts between the Plaintiffs and their employees and that certain of A10’s products infringe nine of Brocade’s patents. Brocade is seeking injunctive relief, as well as monetary damages. The above action replaces and supplements the previous action against A10 filed by Brocade on April 23, 2010 in the United States District Court for the District of Delaware, which was dismissed by Brocade without prejudice. No trial date has been set.

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

The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis. Except as may be noted above, the Company has not recorded any such material liabilities as of July 31, 2010 other than with respect to one litigation matter relating to a commercial contract dispute.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue, expense and capital purchasing activities is transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to its operations for the nine months ended July 31, 2010 were the Chinese yuan, the euro, the Japanese yen, the British pound, the Singapore dollar and the Swiss franc. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. The Company has established a foreign currency risk management program to protect against fluctuations in the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not always entirely eliminate, the impact of foreign currency exchange rate movements. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings as part of “Interest and other income (loss), net” on the condensed consolidated statements of operations.

The Company also may enter into other non-designated derivatives that consist primarily of forward contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and any associated outstanding forward contracts are marked-to-market with realized and unrealized gains and losses included in “Interest and other income (loss), net.” There were no forward contracts of this nature outstanding as of July 31, 2010.

For amounts not associated with foreign currency forward contracts, gains and losses from transactions denominated in foreign currencies are included in the Company’s net income (loss) as part of “Interest and other income (loss), net,” in the accompanying Condensed Consolidated Statements of Operations. The Company recognized foreign currency transaction losses of $2.7 million and $3.0 million for the three and nine months ended July 31, 2010. The Company recognized foreign currency transaction losses of $0.6 million and $5.3 million for the three and nine months ended August 1, 2009, respectively.

Volume of Derivative Activity

Total gross notional amounts, presented by currency, are as follows (in thousands):

In United States Dollars	July 31, 2010	October 31, 2009
Euro	$28,676	$61,790
Japanese yen	6,799	11,523
British pound	11,560	23,991
Singapore dollar	7,619	15,319
Swiss franc	4,161	7,385

Total	$58,815	$120,008

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

Net unrealized gain and loss positions are recorded within “Other accrued liabilities.” As of July 31, 2010, the Company had a gross unrealized loss of $2.1 million, offset by a gross unrealized gain of $0.7 million, both of which are included in “Other accrued liabilities.” The net amount of $1.4 million represents effective hedges and is reported as a component of accumulated other comprehensive loss. Hedge ineffectiveness, which is reported on the Condensed Consolidated Statements of Operations, was not significant.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Sale-Leaseback Transactions

During the nine months ended July 31, 2010, the Company sold an owned property to an unrelated third party. Net proceeds from this sale were $30.2 million. Concurrent with this sale, the Company entered into an agreement to lease the property back from the purchaser over a minimum lease term of two years. The Company considers this lease as a normal leaseback and classified the lease as an operating lease. Beginning in the fourth fiscal quarter of 2010, the Company actively uses a certain portion of the property and has recognized a reserve related to facilities lease loss. An $8.7 million loss on the sale of the property was recognized immediately upon execution of the sale and is recorded within “Gain (loss) on sale of investments and property, net” on the Condensed Consolidated Statements of Operations.

13. Stock-Based Compensation

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Cost of revenues	$5,518	$8,459	$16,377	$18,593
Research and development	6,392	12,444	21,508	30,115
Sales and marketing	8,775	15,013	27,809	35,886
General and administrative	3,997	7,397	10,657	16,911

Total stock-based compensation	$24,682	$43,313	$76,351	$101,505

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended		Nine Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Stock options, including variable options	$2,229	$6,211	$10,136	$19,326
Restricted stock awards and restricted stock units (“RSUs”)	13,888	25,766	40,973	64,114
Employee stock purchase plan (“ESPP”)	8,565	11,336	25,242	18,065

Total stock-based compensation	$24,682	$43,313	$76,351	$101,505

The following table presents unrecognized compensation expense, net of estimated forfeitures, of the Company’s equity compensation plans as of July 31, 2010, which is expected to be recognized over the following weighted-average periods, (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$9,174	1.03
RSUs	$108,754	2.13
ESPP	$34,046	1.32

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents details on grants made by the Company for the following periods:

	Nine Months Ended		Nine Months Ended
	July 31, 2010		August 1, 2009
	Granted (in thousands)	Weighted-Average Grant Date Fair Value	Granted (in thousands)	Weighted-Average Grant Date Fair Value
Stock options	$1,840	$2.90	$5,018	$2.07
RSUs	$9,669	$5.87	$12,431	$6.84

The total intrinsic value of stock options exercised for the three months ended July 31, 2010 and August 1, 2009 was $5.1 million and $71.4 million, respectively.

On July 30, 2007, the Board of Directors approved a long-term, performance-based equity incentive plan under the Company’s then applicable 1999 Stock Plan. On November 24, 2009, the Compensation Committee of the Board of Directors approved the grant of approximately 2.0 million RSUs under the Company’s long-term, performance-based equity incentive plan as described in Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009. As of October 31, 2009, $17.7 million in compensation expense related to these awards had been recognized to date. Liability-classified awards are required to be remeasured to current fair value at each reporting date until settlement. In accordance with the applicable accounting standard, for the three months ended January 30, 2010, the Company recorded a $3.5 million benefit related to these awards as a result of the decrease in Brocade’s closing share price on November 24, 2009, the date of settlement, from when these awards were fair valued as of October 31, 2009. As of July 31, 2010, Brocade has no remaining unrecognized compensation expense related to these awards.

14. Income Taxes

For the three months ended July 31, 2010, the Company recorded an income tax benefit of $15.1 million, primarily as a result of foreign tax expenses, offset by a discrete benefit from the release of certain reserves mainly relating to the settlement of the Company’s fiscal year 2003 Internal Revenue Service (“IRS”) audit and related remeasurements of various uncertain tax positions, California Franchise Tax Board (“FTB”) research and development credits carried forward to fiscal year 2005, and statute expirations of tax years of foreign subsidiaries.

For the nine months ended July 31, 2010, the Company recorded an income tax benefit of $14.7 million, primarily as a result of foreign tax expenses, offset by a nonrecurring loss on sale of property, a law change allowing 5-year carryback of federal net operating losses as a result of the American Recovery and Reinvestment Act of 2009 effective on November 20, 2009, a benefit from the release of certain reserves relating to foreign subsidiaries, the discrete benefit associated with the settlement of the Brocade fiscal year 2003 and the Foundry 2006 and 2007 IRS audits and related remeasurements of various uncertain tax positions, Brocade California FTB research and development credits adjustments carried forward to fiscal year 2005, and the confirmation by the U.S. Court of Appeals for the Ninth Circuit of the tax court’s decision in Xilinx, Inc. v. Commissioner related to certain stock option treatment.

For the three and nine months ended August 1, 2009, the Company recorded an income tax expense of $20.5 million and $14.7 million, respectively, primarily due to remeasurement of exposures from ongoing IRS audits.

As a result of the settlement of the Company’s fiscal year 2003 federal tax audit with the IRS and the California FTB’s proposed adjustments to the California research and development credit carryforward to fiscal year 2005 during the three months ended July 31, 2010, the Company recorded a net decrease of approximately $36.3 million in its total unrecognized tax benefits. However, the net benefit in the provision for income taxes is substantially offset by an adjustment to deferred tax assets. The total amount of gross unrecognized tax benefits of $132.4 million as of July 31, 2010 would affect the Company’s effective tax rate, if recognized. Although the timing of the closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next twelve months. Given the number of years and matters still under tax examination, the Company is unable to estimate the range of possible adjustments to the balance of gross unrecognized tax benefits.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company believes that sufficient positive evidence existed from historical operations and projections of taxable income in future years to conclude that it was more likely than not that the Company would realize its deferred tax assets. Accordingly, the Company only applies a valuation allowance on the deferred tax assets relating to capital loss carryforwards, investments and foreign operating loss carryforwards due to limited carryforward periods and the character of such tax attributes. The State of California has proposed bills as well as a ballot measure affecting future state income tax apportionment that may have a significant impact on the Company’s ability to realize certain California deferred tax assets. The Company will reevaluate the realization of its California deferred tax assets if and when the current law changes.

In June 2010, the Company executed a closing agreement for fiscal year 2003 with the IRS, resolving the issues related to Brocade’s transfer pricing arrangement. The Company’s fiscal years 2004 through 2006 are still under IRS examination. The IRS is contesting the Company’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries. The Company has filed a protest to appeal the amount of proposed IRS adjustments in the Revenue Agent’s Report with the Appeals Office of the IRS. The IRS is also examining the Company’s fiscal year 2007 and 2008 income tax returns. The IRS may make similar claims against the Company’s transfer pricing arrangements in future examinations. In July 2010, the California FTB issued the Notice of Proposed Adjusted Carryover Amount for fiscal years prior to 2005. In March 2010, the California FTB also notified the Company that Foundry’s California income tax returns for calendar years 2006 and 2007 were subject to audit. The IRS and California FTB audits are still ongoing and the Company believes its reserves are adequate to cover any potential assessments that may result from these examinations.

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

Financial decisions and the allocation of resources are based on the information from the Company’s internal management reporting system. At this point in time, the Company does not track all of its assets by operating segments. The majority of the Company’s assets as of July 31, 2010 were attributable to its United States operations.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Summarized financial information by reportable segment for the three and nine months ended July 31, 2010 and August 1, 2009, based on the internal management reporting system, is as follows (in thousands):

	Data Storage	Ethernet Products	Global Services	Total
Three months ended July 31, 2010
Net revenues	$292,641	$122,061	$88,811	$503,513
Cost of revenues	113,795	91,049	47,668	252,512

Gross margin	$178,846	$31,012	$41,143	$251,001

Three months ended August 1, 2009
Net revenues	$283,773	$118,710	$90,797	$493,280
Cost of revenues	113,604	71,743	47,488	232,835

Gross margin	$170,169	$46,967	$43,309	$260,445

Nine months ended July 31, 2010
Net revenues	$928,041	$345,631	$270,316	$1,543,988
Cost of revenues	348,820	236,984	146,456	732,260

Gross margin	$579,221	$108,647	$123,860	$811,728

Nine months ended August 1, 2009
Net revenues	$887,096	$296,021	$248,054	$1,431,171
Cost of revenues	337,021	198,891	132,606	668,518

Gross margin	$550,075	$97,130	$115,448	$762,653

16. Net Income (Loss) per Share

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Basic net income (loss) per share
Net income (loss)	$21,961	$(23,494)	$95,436	$(113,486)
Weighted-average shares used in computing basic net income (loss) per share	449,489	406,916	443,795	390,087
Basic net income (loss) per share	$0.05	$(0.06)	$0.22	$(0.29)

Diluted net income (loss) per share
Net income (loss)	$21,961	$(23,494)	$95,436	$(113,486)
Weighted-average shares used in computing basic net income (loss) per share	449,489	406,916	443,795	390,087
Dilutive potential common shares in the form of stock options	18,484	—	23,565	—
Dilutive potential common shares in the form of stock awards	13,756	—	14,118	—
Dilutive potential common shares in the form of ESPP shares	134	—	286	—

Weighted-average shares used in computing diluted net income (loss) per share	481,863	406,916	481,764	390,087
Diluted net income (loss) per share	$0.05	$(0.06)	$0.20	$(0.29)

Antidilutive potential common shares in the form of (1)
Stock options	26,845	51,418	19,829	76,339
Stock awards	1,121	21,053	709	17,321
Antidilutive potential common shares resulting from the potential conversion of (1)
Convertible subordinated debt	—	12,083	4,736	12,083

(1)	These amounts are excluded from the computation of diluted net income (loss) per share.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

17. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net income (loss)	$21,961	$(23,494)	$95,436	$(113,486)
Other comprehensive income (loss):
Change in net unrealized gains (losses) on cash flow hedges	3,124	1,823	(2,788)	78,353
Change in cumulative translation adjustments	(2,027)	1,747	(4,472)	939

Total comprehensive income (loss)	$23,058	$(19,924)	$88,176	$(34,194)

18. Guarantor and Non-Guarantor Subsidiaries

On January 20, 2010, the Company issued in total $600.0 million aggregate principal amount of its Senior Secured Notes. As discussed in Note 9, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements, the Company’s obligations under the Senior Secured Notes are guaranteed by certain of the Company’s domestic subsidiaries. The Senior Secured Notes are not guaranteed by the Company’s Canadian or other foreign subsidiaries. The following tables present condensed consolidated financial statements for the parent company, the Subsidiary Guarantors and the foreign non-guarantor subsidiaries, respectively. The condensed consolidated financial statements for prior periods have been adjusted due to changes to the accounting for convertible debt instruments. For additional discussion, see Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

The following is the condensed consolidated balance sheet as of July 31, 2010 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents and short-term investments	$5,125	$7,218	$283,349	$—	$295,692
Accounts receivable, net	167,393	1,721	129,041	(1,625)	296,530
Inventories, net	75,030	—	12,494	—	87,524
Intercompany receivables	—	417,008	—	(417,008)	—
Other current assets	118,315	726	10,319	6,159	135,519

Total current assets	365,863	426,673	435,203	(412,474)	815,265
Property and equipment, net	443,141	59,141	14,368	—	516,650
Other non-current assets	1,496,592	765,546	6,595	—	2,268,733

Total assets	$2,305,596	$1,251,360	$456,166	$(412,474)	$3,600,648

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$129,476	$427	$17,723	$(1,625)	$146,001
Current portion of debt	27,995	—	—	—	27,995
Intercompany payables	397,804	—	19,204	(417,008)	—
Other current liabilities	238,618	42,539	81,136	6,159	368,452

Total current liabilities	793,893	42,966	118,063	(412,474)	542,448
Debt, net of current portion	929,459	—	—	—	929,459
Other non-current liabilities	97,018	3,293	34,562	—	134,873

Total liabilities	1,820,370	46,259	152,625	(412,474)	1,606,780
Total stockholders’ equity	485,226	1,205,101	303,541	—	1,993,868

Total liabilities and stockholders’ equity	$2,305,596	$1,251,360	$456,166	$(412,474)	$3,600,648

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is the condensed consolidated balance sheet as of October 31, 2009 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents, short-term investments and restricted cash	$87,011	$10,425	$253,937	$—	$351,373
Accounts receivable, net	171,153	1,118	128,093	(2,545)	297,819
Inventories, net	65,035	—	7,117	—	72,152
Intercompany receivables	—	595,962	—	(595,962)	—
Other current assets	130,696	11,773	10,398	11,064	163,931

Total current assets	453,895	619,278	399,545	(587,443)	885,275
Property and equipment, net	363,231	63,779	15,398	—	442,408
Other non-current assets	1,464,783	871,884	7,070	—	2,343,737

Total assets	$2,281,909	$1,554,941	$422,013	$(587,443)	$3,671,420

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$150,677	$595	$32,522	$(2,545)	$181,249
Current portion of debt	52,872	169,332	—	—	222,204
Intercompany payables	564,803	—	31,159	(595,962)	—
Other current liabilities	311,982	62,574	66,114	11,064	451,734

Total current liabilities	1,080,334	232,501	129,795	(587,443)	855,187
Debt, net of current portion	860,114	—	—	—	860,114
Other non-current liabilities	120,652	25,944	31,519	—	178,115

Total liabilities	2,061,100	258,445	161,314	(587,443)	1,893,416
Total stockholders’ equity	220,809	1,296,496	260,699	—	1,778,004

Total liabilities and stockholders’ equity	$2,281,909	$1,554,941	$422,013	$(587,443)	$3,671,420

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is the condensed consolidated statement of operations for the three months ended July 31, 2010 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$300,203	$9,424	$193,886	$—	$503,513
Intercompany revenues	26,051	3,995	5,921	(35,967)	—

Total net revenues	326,254	13,419	199,807	(35,967)	503,513

Cost of revenues	150,646	30,470	65,777	5,619	252,512
Intercompany cost of revenues	10,024	—	25,943	(35,967)	—

Total cost of revenues	160,670	30,470	91,720	(30,348)	252,512

Gross margin (loss)	165,584	(17,051)	108,087	(5,619)	251,001

Operating expenses	179,278	14,541	32,452	(5,619)	220,652
Intercompany operating expenses	(73,973)	(4,372)	78,345	—	—

Total operating expenses	105,305	10,169	110,797	(5,619)	220,652

Income (loss) from operations	60,279	(27,220)	(2,710)	—	30,349

Total other income (expense)	(10,027)	655	(14,112)	—	(23,484)

Income (loss) before income tax provision (benefit)	50,252	(26,565)	(16,822)	—	6,865
Income tax provision (benefit)	(32,633)	17,251	286	—	(15,096)

Net income (loss)	$82,885	$(43,816)	$(17,108)	$—	$21,961

The following is the condensed consolidated statement of operations for the three months ended August 1, 2009 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$268,153	$49,073	$176,054	$—	$493,280
Intercompany revenues	19,641	2,628	10,001	(32,270)	—

Total net revenues	287,794	51,701	186,055	(32,270)	493,280

Cost of revenues	138,560	35,884	53,766	4,625	232,835
Intercompany cost of revenues	19,875	—	12,395	(32,270)	—

Total cost of revenues	158,435	35,884	66,161	(27,645)	232,835

Gross margin	129,359	15,817	119,894	(4,625)	260,445

Operating expenses	195,972	11,728	36,294	(4,625)	239,369
Intercompany operating expenses	815	(70,350)	69,535	—	—

Total operating expenses	196,787	(58,622)	105,829	(4,625)	239,369

Income (loss) from operations	(67,428)	74,439	14,065	—	21,076

Other income (expense)	(19,688)	(10,431)	6,001	—	(24,118)
Intercompany other income (expense)	46,637	(36,676)	(9,961)	—	—

Total other income (expense)	26,949	(47,107)	(3,960)	—	(24,118)

Income (loss) before income tax provision (benefit)	(40,479)	27,332	10,105	—	(3,042)
Income tax provision (benefit)	56,117	(37,462)	1,797	—	20,452

Net income (loss)	$(96,596)	$64,794	$8,308	$—	$(23,494)

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is the condensed consolidated statement of operations for the nine months ended July 31, 2010 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$912,700	$42,481	$588,807	$—	$1,543,988
Intercompany revenues	74,283	10,467	17,156	(101,906)	—

Total net revenues	986,983	52,948	605,963	(101,906)	1,543,988

Cost of revenues	436,210	86,480	194,648	14,922	732,260
Intercompany cost of revenues	25,648	—	76,258	(101,906)	—

Total cost of revenues	461,858	86,480	270,906	(86,984)	732,260

Gross margin (loss)	525,125	(33,532)	335,057	(14,922)	811,728

Operating expenses	525,019	49,152	97,217	(14,922)	656,466
Intercompany operating expenses	(139,913)	(17,762)	157,675	—	—

Total operating expenses	385,106	31,390	254,892	(14,922)	656,466

Income (loss) from operations	140,019	(64,922)	80,165	—	155,262

Total other income (expense)	(61,998)	2,421	(14,909)	—	(74,486)

Income (loss) before income tax provision (benefit)	78,021	(62,501)	65,256	—	80,776
Income tax provision (benefit)	55,062	(74,810)	5,088	—	(14,660)

Net income	$22,959	$12,309	$60,168	$—	$95,436

The following is the condensed consolidated statement of operations for the nine months ended August 1, 2009 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$717,224	$275,635	$438,312	$—	$1,431,171
Intercompany revenues	26,606	8,056	24,958	(59,620)	—

Total net revenues	743,830	283,691	463,270	(59,620)	1,431,171

Cost of revenues	337,489	184,943	132,960	13,126	668,518
Intercompany cost of revenues	(3,934)	—	63,554	(59,620)	—

Total cost of revenues	333,555	184,943	196,514	(46,494)	668,518

Gross margin	410,275	98,748	266,756	(13,126)	762,653

Operating expenses	616,003	84,862	93,729	(13,126)	781,468
Intercompany operating expenses	(98,446)	(84,350)	182,796	—	—

Total operating expenses	517,557	512	276,525	(13,126)	781,468

Income (loss) from operations	(107,282)	98,236	(9,769)	—	(18,815)

Other income (expense)	(68,050)	(14,230)	2,264	—	(80,016)
Intercompany other income (expense)	(5,929)	(51,871)	57,800	—	—

Total other income (expense)	(73,979)	(66,101)	60,064	—	(80,016)

Income (loss) before income tax provision (benefit)	(181,261)	32,135	50,295	—	(98,831)
Income tax provision (benefit)	25,362	(19,653)	8,946	—	14,655

Net income (loss)	$(206,623)	$51,788	$41,349	$—	$(113,486)

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is the condensed consolidated statement of cash flows for the nine months ended July 31, 2010 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$(15,055)	$168,697	$38,448	$—	$192,090

Cash flows from investing activities:
Purchases of short-term investments	—	(41)	—	—	(41)
Proceeds from maturities and sale of short-term investments	—	1,788	—	—	1,788
Proceeds from sale of property	30,185	—	—	—	30,185
Purchases of property and equipment	(151,662)	372	(4,680)	—	(155,970)

Net cash provided by (used in) investing activities	(121,477)	2,119	(4,680)	—	(124,038)

Cash flows from financing activities:
Payment of debt issuance costs related to the Senior Secured Notes	(3,665)	—	—	—	(3,665)
Payment of principal related to the revolving credit facility	(14,050)	—	—	—	(14,050)
Payment of principal related to the convertible subordinated debt	—	(172,500)	—	—	(172,500)
Payment of principal related to the term loan	(552,808)	—	—	—	(552,808)
Payment of principal related to capital leases	(494)	—	—	—	(494)
Common stock repurchases	(25,004)	—	—	—	(25,004)
Proceeds from Senior Secured Notes	587,968	—	—	—	587,968
Proceeds from issuance of common stock, net	69,883	—	—	—	69,883
Change in excess tax benefits or detriments from stock-based compensation	5,318	—	—	—	5,318

Net cash provided by (used in) financing activities	67,148	(172,500)	—	—	(105,352)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(4,356)	—	(4,356)

Net increase (decrease) in cash and cash equivalents	(69,384)	(1,684)	29,412	—	(41,656)
Cash and cash equivalents, beginning of period	74,509	5,748	253,936	—	334,193

Cash and cash equivalents, end of period	$5,125	$4,064	$283,348	$—	$292,537

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is the condensed consolidated statement of cash flows for the nine months ended August 1, 2009 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$46,476	$5,545	$(91,811)	$—	$(39,790)

Cash flows from investing activities:
Purchases of short-term investments	—	(116)	—	—	(116)
Proceeds from maturities and sale of short-term investments	101,048	29	53,854	—	154,931
Proceeds from maturities and sale of long-term investments	18,115	—	12,058	—	30,173
Purchases of property and equipment	(110,503)	(2,413)	(5,362)	—	(118,278)
Decrease in restricted cash	1,075,079	—	—	—	1,075,079
Net cash paid in connection with acquisitions	(1,297,482)	—	—	—	(1,297,482)

Net cash provided by (used in) investing activities	(213,743)	(2,500)	60,550	—	(155,693)

Cash flows from financing activities:
Payment of senior underwriting fees related to the term loan	(30,525)	—	—	—	(30,525)
Proceeds from the revolving credit facility	14,050	—	—	—	14,050
Payment of principal related to the term loan	(108,141)	—	—	—	(108,141)
Proceeds from issuance of common stock, net	110,280	—	—	—	110,280
Change in excess tax benefits or detriments from stock-based compensation	(986)	—	—	—	(986)

Net cash used in financing activities	(15,322)	—	—	—	(15,322)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	1,100	—	1,100

Net increase (decrease) in cash and cash equivalents	(182,589)	3,045	(30,161)	—	(209,705)
Cash and cash equivalents, beginning of period	242,078	8,666	203,140	—	453,884

Cash and cash equivalents, end of period	$59,489	$11,711	$172,979	$—	$244,179

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We believe our success in the Data Storage business provides a robust strategic and financial platform for our Ethernet business. We have recently implemented several initiatives to help drive both immediate and long-term growth in our Ethernet business. We believe that our strategies on the Ethernet business should continue to bolster our success in the form of net-new enterprise Ethernet accounts. Moreover, we plan to continue to support our Data Storage and Ethernet growth plans through continuous innovation and new product introductions.

However, we do face challenges, some within and some outside our control, such as the uncertainty in the worldwide macroeconomic climate and its impact on IT spending patterns globally. While the diversification of our business model helps mitigate some of these challenges and we expect IT spending levels to generally rise in the long-term, it is difficult to offset macroeconomic slowdowns or delayed recoveries, and any resulting short-term reductions of IT spending. While we believe that the recovery of IT spending in the U.S. is likely to continue, we are more cautious about the IT spending environment internationally.

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

Historically, our revenues tend to increase sequentially in our first and fourth fiscal quarters. On a sequential basis, our revenues tend to decline in our second fiscal quarter and remain stable or decline slightly in our third fiscal quarter. Mindful of the current economic environment, we plan to continue to closely control operating expenses, while at the same time continuing to invest in strategic areas to grow our business. Also, with the completion of our Company campus, we expect reduced rent expense to benefit cash flow from operations and reduced capital expenditures to reduce cash used in investing in fiscal year 2011 as compared to fiscal year 2010.

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

Our results of operations for the three and nine months ended July 31, 2010 and August 1, 2009 are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin with respect to each segment, which is indicated as a percentage of the respective segment net revenues.

Revenues. Our revenues are derived primarily from sales of our Data Storage products, sales of our Ethernet products, and our service and support offerings related to those products.

Our total net revenues are summarized as follows (in thousands, except percentages):

	Three Months Ended
	July 31, 2010	% of Net Revenues	August 1, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Data Storage	$292,641	58.1%	$283,773	57.5%	$8,868	3.1%
Ethernet Products	122,061	24.3%	118,710	24.1%	3,351	2.8%
Global Services	88,811	17.6%	90,797	18.4%	(1,986)	(2.2)%

Total net revenues	$503,513	100.0%	$493,280	100.0%	$10,233	2.1%

	Nine Months Ended
	July 31, 2010	% of Net Revenues	August 1, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Data Storage	$928,041	60.1%	$887,096	62.0%	$40,945	4.6%
Ethernet Products	345,631	22.4%	296,021	20.7%	49,610	16.8%
Global Services	270,316	17.5%	248,054	17.3%	22,262	9.0%

Total net revenues	$1,543,988	100.0%	$1,431,171	100.0%	$112,817	7.9%

The increase in total net revenues for the three months ended July 31, 2010 compared with the three months ended August 1, 2009 reflects higher sales for Data Storage and Ethernet Products, partially offset by lower revenues from our Global Services offerings.

•

The increase in Data Storage product revenues for the period reflects an 11.5% increase in the number of ports shipped, and mix shift from 4 Gigabit (“Gb”) director and switch products to 8 Gb director and switch products, which carry a higher price per port, which was partially offset by a decrease in average selling price per port of 7.4%;

•

Growth in Ethernet Products revenues for the period primarily reflects relatively higher revenues from federal government customers and implementation of initiatives to drive both immediate and long-term growth in our Ethernet business, which offset the impact of lower pricing; and

•

The decrease in Global Services revenues was primarily a result of the new standards for revenue recognition we adopted at the beginning of our fiscal year 2010 on a prospective basis (see Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements, for further detail).

The increase in total net revenues for the nine months ended July 31, 2010 compared with the nine months ended August 1, 2009 reflects growth in sales across all segments.

•

The increase in Data Storage product revenues for the period reflects a 15.2% increase in the number of ports shipped, and mix shift from 4 Gb director and switch products to 8 Gb director and switch products, which carry a higher price per port, offset by a decrease in average selling price per port of 9.1%;

•

Ethernet Products revenues for the period increased as a result of the inclusion of Foundry, which was acquired during the first fiscal quarter of 2009, for the full first fiscal quarter of 2010, and reflects higher revenues from federal government customers, which offset the impact of lower pricing; and

•

The increase in Global Services revenues was primarily a result of the inclusion of Foundry, which was acquired during the first fiscal quarter of 2009, for the full first fiscal quarter of 2010, which offset the impact of our adoption of new standards for revenue recognition (see Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements, for further detail).

Our total net revenues by geographical area are summarized as follows (in thousands, except percentages):

	Three Months Ended
	July 31, 2010	% of Net Revenues	August 1, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
North America	$321,043	63.8%	$314,159	63.7%	$6,884	2.2%
Europe, the Middle East and Africa	114,171	22.7%	119,465	24.2%	(5,294)	(4.4)%
Asia Pacific	59,891	11.9%	49,077	9.9%	10,814	22.0%
Central and South America	8,408	1.6%	10,579	2.2%	(2,171)	(20.5)%

Total net revenues	$503,513	100.0%	$493,280	100.0%	$10,233	2.1%

	Nine Months Ended
	July 31, 2010	% of Net Revenues	August 1, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
North America	$982,396	63.6%	$940,245	65.7%	$42,151	4.5%
Europe, the Middle East and Africa	365,286	23.7%	322,050	22.5%	43,236	13.4%
Asia Pacific	167,877	10.9%	144,920	10.1%	22,957	15.8%
Central and South America	28,429	1.8%	23,956	1.7%	4,473	18.7%

Total net revenues	$1,543,988	100.0%	$1,431,171	100.0%	$112,817	7.9%

From fiscal year 2009 through the third fiscal quarter of 2010, North America revenues have accounted for between 62.5% and 69.1% of total net revenues. International revenues slightly decreased as a percentage of total net revenues for the three months ended July 31, 2010 compared with the three months ended August 1, 2009 primarily as a result of decreased revenues in Europe, the Middle East and Africa and Central and South America. International revenues increased as a percentage of total net revenues for the nine months ended July 31, 2010 compared with the nine months ended August 1, 2009 as a result of increased revenues in all international geographic regions. Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM partners take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM partners, but we believe that international revenues comprise a larger percentage of our total net revenues than the attributed revenues may indicate.

A significant portion of our revenue is concentrated among a relatively small number of our OEM partners. For the three months ended July 31, 2010 and August 1, 2009, the same three customers each represented 10% or more of our total net revenues for a combined total of 44.0% and 46.0%, respectively, of our total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM partners and to the U.S. government or individual agencies within the U.S. government through our distributors. Therefore, the loss of, or a decrease in the level of sales to, or a change in the ordering pattern of any one of these customers could seriously harm our financial condition and results of operations.

A majority of our accounts receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of July 31, 2010, three customers accounted for 16.1%, 11.7% and 10.0%, respectively, of total accounts receivable. As of October 31, 2009, two customers accounted for 15.9% and 10.9%, respectively, of total accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral or security interests on accounts receivable balances. We have established reserves for credit losses, sales allowances, and other allowances. While we have not experienced material credit losses in any of the periods presented, there can be no assurance that we will not experience material credit losses in the future.

Gross margin. Gross margin as stated below is indicated as a percentage of the respective segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues. Gross margin is summarized as follows (in thousands, except percentages):

	Three Months Ended
	July 31, 2010	% of Net Revenues	August 1, 2009	% of Net Revenues	Increase/ (Decrease)	% Points Change
Data Storage	$178,846	61.1%	$170,169	60.0%	$8,677	1.1%
Ethernet Products	31,012	25.4%	46,967	39.6%	(15,955)	(14.2)%
Global Services	41,143	46.3%	43,309	47.7%	(2,166)	(1.4)%

Total gross margin	$251,001	49.9%	$260,445	52.8%	$(9,444)	(2.9)%

	Nine Months Ended
	July 31, 2010	% of Net Revenues	August 1, 2009	% of Net Revenues	Increase/ (Decrease)	% Points Change
Data Storage	$579,221	62.4%	$550,075	62.0%	$29,146	0.4%
Ethernet Products	108,647	31.4%	97,130	32.8%	11,517	(1.4)%
Global Services	123,860	45.8%	115,448	46.5%	8,412	(0.7)%

Total gross margin	$811,728	52.6%	$762,653	53.3%	$49,075	(0.7)%

For the three months ended July 31, 2010 compared with the three months ended August 1, 2009, total gross margin decreased in absolute dollars and total gross margin percentage decreased primarily due to lower margins on Ethernet Products and Global Services, which offset the increase in Data Storage gross margins described in more detail below.

Gross margin percentage by reportable segment increased or decreased for the three months ended July 31, 2010 compared with the three months ended August 1, 2009 primarily due to the following factors (the percentages below reflect the impact on gross margin):

•

Data Storage gross margins relative to net revenues increased due to a 1.2% decrease in product costs relative to net revenues, which offset the decline in average selling price, and a 1.2% decrease in amortization of intangible assets related to the McDATA acquisition, which was partly offset by a 1.3% increase in other manufacturing costs;

•

Ethernet Products gross margins relative to net revenues decreased due to a 6.5% increase in product costs relative to net revenues due to lower average selling prices and shifting product mix, and a 7.7% increase in other manufacturing costs, mainly due to inventory write-downs related to product transitions, provision for a litigation settlement, and increased manufacturing costs tied to new products; and

•

Global Services gross margins relative to net revenues decreased primarily due to a 2.7% impact of inventory reserves and a 0.5% increase in service and support spending, partially offset by a 1.8% decrease in stock-based compensation, relative to net revenues.

For the nine months ended July 31, 2010 compared with the nine months ended August 1, 2009, total gross margin increased in absolute dollars due to higher revenues, however total gross margin percentage decreased primarily due to increased Ethernet Products revenues, which carry a lower overall gross margin, as well as lower margins on Global Services.

Gross margin percentage by reportable segment increased or decreased for the nine months ended July 31, 2010 compared with the nine months ended August 1, 2009 primarily due to the following factors (the percentages below reflect the impact on gross margin):

•

Data Storage gross margins relative to net revenues increased due to a 0.9% decrease in amortization of intangible assets related to the McDATA acquisition, which was partially offset by an increase in product costs of 0.5% relative to net revenues, primarily due to a decline in average selling price;

•

Ethernet Products gross margins relative to net revenues decreased due to an increase in product costs relative to net revenues due to lower average selling prices and shifting product mix, inventory write-downs due to product transitions, higher manufacturing costs tied to new products, and higher amortization of intangible assets, which partially offset the impact of purchase price accounting adjustments for the nine months ended August 1, 2009 related to inventory step-up adjustment and deferred revenue; and

•

Global Services gross margins relative to net revenues decreased primarily due to a charge in the Services supply chain during the first fiscal quarter of 2010 and inventory write-downs in 2010, partially offset by a decrease in stock-based compensation and services and support spending, relative to net revenues.

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

Stock-based compensation expense. Stock-based compensation expense is summarized as follows (in thousands, except percentages):

	July 31, 2010	% of Net Revenues	August 1, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$24,682	4.9%	$43,313	8.8%	$(18,631)	(43.0)%
Nine months ended	$76,351	4.9%	$101,505	7.1%	$(25,154)	(24.8)%

The decrease in stock-based compensation expense for the three and nine months ended July 31, 2010 compared with the three and nine months ended August 1, 2009 was primarily due to the decrease in Foundry-related deferred compensation and the completion of the Company’s long-term, performance-based equity incentive plan on October 31, 2009. In addition, for the nine months ended July 31, 2010 compared with the nine months ended August 1, 2009, the decrease is partially offset by the adoption in April 2009 of our 2009 ESPP for which compensation expense is recognized using the graded vesting method over the twenty-four month offering period in comparison to the six-month offering period under our 1999 ESPP.

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

R&D expenses are summarized as follows (in thousands, except percentages):

	July 31, 2010	% of Net Revenues	August 1, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$85,884	17.1%	$94,718	19.2%	$(8,834)	(9.3)%
Nine months ended	$265,317	17.2%	$259,464	18.1%	$5,853	2.3%

R&D expenses decreased for the three months ended July 31, 2010 compared with the three months ended August 1, 2009 due to the following:

$ Change 2009 to 2010 Quarter-to-Date (“QTD)”
Salaries and wages	$(9,020)
Stock-based compensation	(6,053)
Various individually insignificant items	(386)
The decrease in R&D expenses was partially offset by the increase in the following:
Expenses related to IT, facilities and other shared functions	2,043
Outside services	1,649
Equipment and furniture	1,605
Depreciation and amortization	1,328

Total change	$(8,834)

Salaries and wages decreased primarily due to lower bonuses. Expenses related to IT, facilities and other shared functions increased primarily due to moving costs associated with preparing our new Company campus for occupancy. Outside services increased primarily due to projects and certification costs related to Ethernet products. Equipment and furniture increased primarily due to increased equipment purchases. Depreciation and amortization increased primarily due to the build-up of Ethernet labs.

R&D expenses increased for the nine months ended July 31, 2010 compared with the nine months ended August 1, 2009 due to the following:

$ Change 2009 to 2010 Year-to-Date (“YTD”)
Expenses related to IT, facilities and other shared functions	$6,771
Depreciation and amortization	5,887
Equipment and furniture	3,783
Nonrecurring engineering expenses	2,931
Various individually insignificant items	431
The increase in R&D expenses was partially offset by the decrease in the following:
Stock-based compensation	(8,606)
Salaries and wages	(5,344)

Total change	$5,853

Expenses related to IT, facilities and other shared functions and salaries and wages increased primarily due to headcount growth and moving costs associated with preparing our new Company campus for occupancy. Depreciation and amortization increased primarily due to the build-up of Ethernet labs. Equipment and furniture and nonrecurring engineering expenses increased primarily due to continued development of new and enhanced products. Salaries and wages decreased primarily due to lower bonuses.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and customer service functions, costs associated with promotional and marketing programs, travel expenses, and related IT and facilities expenses.

Sales and marketing expenses are summarized as follows (in thousands, except percentages):

	July 31, 2010	% of Net Revenues	August 1, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$101,112	20.1%	$103,640	21.0%	$(2,528)	(2.4)%
Nine months ended	$291,289	18.9%	$281,703	19.7%	$9,586	3.4%

Sales and marketing expenses decreased for the three months ended July 31, 2010 compared with the three months ended August 1, 2009 due to the following:

$ Change 2009 to 2010 QTD
Stock-based compensation	$(6,238)
Other marketing expenses	(2,611)
Salaries and wages	(1,754)
The decrease in sales and marketing expenses was partially offset by the increase in the following:
Expenses related to IT, facilities and other shared functions	3,956
Outside services	3,757
Various individually insignificant items	362

Total change	$(2,528)

Other marketing expenses decreased primarily due to lower spending on advertising campaigns and roadshows. Salaries and wages decreased primarily due to lower bonuses. Expenses related to IT, facilities and other shared functions increased primarily due to moving costs associated with preparing our new Company campus for occupancy. Outside services increased primarily due to increased spending on brand and corporate marketing, as well as on various channel-related marketing and promotions.

Sales and marketing expenses increased for the nine months ended July 31, 2010 compared with the nine months ended August 1, 2009 due to the following:

$ Change 2009 to 2010 YTD
Expenses related to IT, facilities and other shared functions	$7,253
Salaries and wages	5,769
Outside services	4,085
Various individually insignificant items	557
The increase in sales and marketing expenses was partially offset by the decrease in the following:
Stock-based compensation	(8,078)

Total change	$9,586

Expenses related to IT, facilities and other shared functions increased primarily due to headcount growth and moving costs associated with preparing our new Company campus for occupancy. Salaries and wages increased primarily due to headcount growth. Outside services increased primarily due to channel-related marketing and promotions.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources, legal and investor relations, as well as recruiting expenses, professional fees, other corporate expenses, and related IT and facilities expenses.

G&A expenses are summarized as follows (in thousands, except percentages):

	July 31, 2010	% of Net Revenues	August 1, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$17,540	3.5%	$23,070	4.7%	$(5,530)	(24.0)%
Nine months ended	$49,719	3.2%	$62,753	4.4%	$(13,034)	(20.8)%

G&A expenses decreased for the three months ended July 31, 2010 compared with the three months ended August 1, 2009 due to the following:

$ Change 2009 to 2010 QTD
Stock-based compensation	$(3,399)
Salaries and wages	(2,751)
Various individually insignificant items	620

Total change	$(5,530)

Salaries and wages decreased primarily due to lower bonuses.

G&A expenses decreased for the nine months ended July 31, 2010 compared with the nine months ended August 1, 2009 due to the following:

$ Change 2009 to 2010 YTD
Stock-based compensation	$(6,254)
Salaries and wages	(4,990)
Outside services	(1,057)
Various individually insignificant items	(733)

Total change	$(13,034)

Salaries and wages decreased primarily due to lower bonuses. Outside services decreased primarily due to an increase in the amount of total expense allocated to other departments due to headcount growth in R&D and sales and marketing.

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

Legal fees associated with indemnification obligations and other related costs, net, are summarized as follows (in thousands, except percentages):

	July 31, 2010	% of Net Revenues	August 1, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$(74)	—%	$(561)	(0.1)%	$487	86.8%
Nine months ended	$504	—%	$38,553	2.7%	$(38,049)	(98.7)%

Legal fees were immaterial for both the three months ended July 31, 2010 and August 1, 2009. Legal fees decreased for the nine months ended July 31, 2010 compared with the nine months ended August 1, 2009 primarily due to resolution of multiple legal proceedings related to the Special Litigation Committee’s litigation. Effective May 31, 2010, our Board of Directors dissolved the Special Litigation Committee.

Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	July 31, 2010	% of Net Revenues	August 1, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$16,190	3.2%	$17,052	3.5%	$(862)	(5.1)%
Nine months ended	$49,433	3.2%	$51,666	3.6%	$(2,233)	(4.3)%

During the three and nine months ended July 31, 2010, we recorded amortization of intangible assets related to the acquisitions of McDATA, Silverback Systems, Inc., Strategic Business Systems, Inc. and Foundry. The decrease in amortization of intangible assets for the three and nine months ended July 31, 2010 compared with the three and nine months ended August 1, 2009 was primarily due to the full amortization of a portion of the McDATA-related intangible assets.

Acquisition and integration costs. Acquisition and integration costs are summarized as follows (in thousands, except percentages):

	July 31, 2010	% of Net Revenues	August 1, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$—	—%	$1,450	0.3%	$(1,450)	(100.0)%
Nine months ended	$204	—%	$4,794	0.3%	$(4,590)	(95.7)%

For the nine months ended July 31, 2010 and for the three and nine months ended August 1, 2009, we recorded acquisition and integration costs primarily for consulting services and other professional fees in connection with our integration of Foundry.

Restructuring costs and facilities lease loss benefit, net. We did not record any restructuring costs and facilities lease loss benefit, net, for the three months ended July 31 2010 and August 1, 2009. Restructuring costs and facilities lease loss benefit, net, are summarized as follows (in thousands, except percentages):

	July 31, 2010	% of Net Revenues	August 1, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Nine months ended	$—	—%	$2,329	0.2%	$(2,329)	(100.0)%

Restructuring costs and facilities lease loss benefit, net, for the nine months ended August 1, 2009 was primarily due to $2.7 million in restructuring costs primarily related to severance payments in connection with the decision to no longer offer our suite of Files products, partially offset by a benefit of $0.3 million related to estimated facilities lease losses, net of expected sublease income, recorded during the nine months ended August 1, 2009. This benefit represented a change in estimate. We revised certain estimates and assumptions, including those related to estimated sublease rates, estimated time to sublease the facilities, expected future operating costs, and expected future use of the facilities.

In-process research and development. We did not record any IPR&D charge for the three months ended July 31, 2010 and August 1, 2009. IPR&D is summarized as follows (in thousands, except percentages):

	July 31, 2010	% of Net Revenues	August 1, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Nine months ended	$—	—%	$26,900	1.9%	$(26,900)	(100.0)%

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

Goodwill and acquisition-related intangible assets impairment. We did not record any goodwill and acquisition-related intangible assets impairment for the three months ended July 31, 2010 and August 1, 2009. Goodwill and acquisition-related intangible assets impairment is summarized as follows (in thousands, except percentages):

	July 31, 2010	% of Net Revenues	August 1, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Nine months ended	$—	—%	$53,306	3.7%	$(53,306)	(100.0)%

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

Interest and other income (loss), net. Interest and other income (loss), net, are summarized as follows (in thousands, except percentages):

	July 31, 2010	% of Net Revenues	August 1, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$(1,399)	(0.3)%	$809	0.2%	$(2,208)	(272.9)%
Nine months ended	$(2,231)	(0.1)%	$(2,912)	(0.2)%	$681	23.4%

For the three months ended July 31, 2010 compared with the three months ended August 1, 2009, the decrease in interest and other income (loss), net, was primarily related to the reduction in our investment balances, as well as an increase in foreign currency transaction losses. For the nine months ended July 31, 2010 compared with the nine months ended August 1, 2009, interest and other income (loss), net, increased primarily due to the $4.4 million in acquisition-related financing charges recorded in the three months ended May 2, 2009, partially offset by higher interest income during the nine months ended August 1, 2009.

Interest expense. Interest expense primarily represents the interest cost associated with our term loan, Senior Secured Notes and convertible subordinated debt (see Note 9, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). Interest expense is summarized as follows (in thousands, except percentages):

	July 31, 2010	% of Net Revenues	August 1, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$(22,061)	(4.4)%	$(24,875)	(5.0)%	$(2,814)	(11.3)%
Nine months ended	$(63,656)	(4.1)%	$(76,528)	(5.3)%	$(12,872)	(16.8)%

Interest expense decreased for the three and nine months ended July 31, 2010 compared with the three and nine months ended August 1, 2009 primarily as a result of the Company electing to make accelerated payments towards the principal of the term loan since it was obtained in the fourth fiscal quarter of 2008 and the retirement of the 2.25% Notes on February 16, 2010. Interest expense also decreased for the nine months ended July 31, 2010 compared with the nine months ended August 1, 2009 due to the increase in capitalization of interest cost in connection with the development of our campus.

Loss on sale of investments and property, net. Loss on sale of investments and property, net, is summarized as follows (in thousands, except percentages):

	July 31, 2010	% of Net Revenues	August 1, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$(24)	—%	$(52)	—%	$(28)	(53.8)%
Nine months ended	$(8,599)	(0.6)%	$(576)	—%	$8,023	1,392.9%

For the nine months ended July 31, 2010 compared with the nine months ended August 1, 2009, the increase in loss on sale of investments and property, net, was primarily related to the $8.7 million loss on the sale of owned property in San Jose during the first quarter of fiscal year 2010 to an unrelated third party (see Note 12, “Sale-Leaseback Transactions,” of the Notes to Condensed Consolidated Financial Statements).

We had an immaterial loss on sale of investments, net, for the three months ended July 31, 2010 and August 1, 2009. The $0.6 million in loss on sale of investments and property, net, for the nine months ended August 1, 2009 was due to a loss on the disposition of portfolio investments at amounts below the carrying value.

Income tax provision (benefit). Income tax provision (benefit) and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Three Months Ended		Nine Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Income tax provision (benefit)	$(15,096)	$20,452	$(14,660)	$14,655
Effective tax rate	(219.9)%	(672.3)%	(18.1)%	(14.8)%

We recorded a tax benefit for the three months ended July 31, 2010 compared with a tax expense for the three months ended August 1, 2009 primarily due to the following factors on a net basis (see Note 14, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements):

•

A benefit from the release of certain reserves relating to the settlement of our fiscal year 2003 IRS audit and related remeasurements of various uncertain tax positions during the three months ended July 31, 2010;

•

A benefit from the release of pre-fiscal year 2005 California R&D credit reserves as a result of the Notice of Proposed Adjusted Carryover Amount issued by the California FTB during the three months ended July 31, 2010; and

•	A benefit from the release of certain reserves relating to foreign subsidiaries during the three months ended July 31, 2010;

We recorded a tax benefit for the nine months ended July 31, 2010 compared with a tax expense for the nine months ended August 1, 2009 primarily due to the following factors on a net basis (see Note 14, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements):

•	A benefit from the release of certain reserves relating to foreign subsidiaries during the nine months ended July 31, 2010;

•

A benefit from the confirmation by the U.S. Court of Appeals for the Ninth Circuit of the tax court’s decision in Xilinx, Inc. v. Commissioner related to certain stock option treatment during the nine months ended July 31, 2010;

•	A benefit from the settlement of the Foundry IRS audit and a nonrecurring loss on the sale of property during the nine months ended July 31, 2010; and

•	A benefit from the law change allowing 5-year carryback on net operating losses as a result of the American Recovery and Reinvestment Act of 2009 effective on November 20, 2009; partially offset by

•	The lapse of the Federal R&D credit periods after December 31, 2009;

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

The IRS and other tax authorities regularly examine our income tax returns. For additional discussion, see Note 14, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements. We are currently undergoing an IRS audit for fiscal years 2004 through 2008, for which we may resolve some of the years during the next twelve months. As such, after we reach settlement with the IRS, we expect to record a corresponding adjustment to our unrecognized tax benefits. It is reasonably possible the settlement may have a material impact to our results of operations. However, given the number of years and matters under examination, we are unable to estimate the range of possible adjustments to the balance of the gross unrecognized tax benefits. We also believe that our reserves for unrecognized tax benefits are adequate for open tax years.

Liquidity and Capital Resources

	July 31, 2010	October 31, 2009	Increase/ (Decrease)
	(in thousands)
Cash and cash equivalents	$292,537	$334,193	$(41,656)
Short-term investments	3,155	4,678	(1,523)
Restricted cash	—	12,502	(12,502)

Total	$295,692	$351,373	$(55,681)

Percentage of total assets	8%	10%

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

Based on past performance and current expectations, we believe that internally generated cash flows are generally sufficient to support business operations, capital expenditures, contractual obligations, and other liquidity requirements associated with our operations for at least the next twelve months. Also, we can factor our trade receivables up to the maximum available amount of our factoring facility outstanding at any one time of $50.0 million to provide additional liquidity. We paid off our convertible subordinated debt due on February 15, 2010 through our existing cash on hand, together with the remaining net proceeds from the Senior Secured Notes issued on January 20, 2010. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity and the availability of and our requirements for capital resources.

Financial Condition

Cash and cash equivalents, restricted cash and short-term investments as of July 31, 2010 decreased by $55.7 million over the balance as of October 31, 2009 primarily due to the accelerated payments towards the principal of the term loan and payments made to retire our convertible subordinated debt and revolving credit facility, as well as the shares we repurchased during the nine months ended July 31, 2010. For the nine months ended July 31, 2010, we generated $192.1 million in cash from operating activities, which was higher than our net income for the same period as a result of adjustments to net income for non-cash items related to depreciation and amortization, amortization of debt issuance costs and stock-based compensation expense, partially offset by a decrease in accounts payable, accrued employee compensation and other accrued liabilities.

Accounts receivable days sales outstanding, which is a measure of the average number of days that a company takes to collect revenue after a sale has been made, for the nine months ended July 31, 2010 was 52 days, compared with 59 days for the nine months ended August 1, 2009. The decrease in accounts receivable days sales outstanding was due to the $17.9 million of trade receivables we sold during the three months ended July 31, 2010 under the terms of our factoring facility, as well as stronger collections during the nine months ended July 31, 2010.

Net cash used in investing activities for the nine months ended July 31, 2010 totaled $124.0 million and was primarily the result of $156.0 million in purchases of property and equipment, offset by $30.2 million in proceeds resulting from the sale of property.

Net cash used in financing activities for the nine months ended July 31, 2010 totaled $105.4 million and was primarily the result of payment of principal related to the term loan of $552.8 million, payment to retire the convertible subordinated debt and revolving credit facility of $172.5 million and $14.1 million, respectively, and common stock repurchases of $25.0 million, partially offset by net proceeds from the issuance of Senior Secured Notes of $588.0 million and proceeds from the issuance of common stock from ESPP purchases and stock option exercises of $69.9 million.

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

Trade Receivables Factoring Facility. We have an agreement with a financial institution to sell certain of our trade receivables from customers with limited, non-credit related, recourse provisions. The sale of receivables eliminates our credit exposure in relation to these receivables. Total trade receivables sold under our factoring facility are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Trade receivables sold under factoring agreement	$17,854	$—	$37,323	$—

Under the terms of the factoring agreement, the remaining available amount of the factoring facility as of July 31, 2010 is $32.1 million.

Nine Months Ended July 31, 2010 Compared to Nine Months Ended August 1, 2009

Operating Activities. Net cash provided by operating activities increased for the nine months ended July 31, 2010 compared with the nine months ended August 1, 2009 by $231.9 million. The increase was primarily due to an increase in net income, the $160.0 million payment of the liability associated with the settlement of the class action lawsuit during the nine months ended August 1, 2009, and increased accounts receivable collections during the nine months ended July 31, 2010, partially offset by increased inventory purchases and increased payments with respect to accrued employee compensation and other accrued liabilities during the nine months ended July 31, 2010, and no asset impairment and IPR&D charges during the same period.

Investing Activities. Net cash used in investing activities decreased for the nine months ended July 31, 2010 compared with the nine months ended August 1, 2009 by $31.7 million. The decrease was primarily due to cash paid in connection with the Foundry acquisition during the nine months ended August 1, 2009 and increased proceeds from the sale of property during the nine months ended July 31, 2010. This decrease was partially offset by a decrease in restricted cash which was released to finance a portion of the Foundry acquisition, as well as increased purchases of property and equipment and decreased proceeds from maturities and sale of short-term and long-term investments.

Financing Activities. Net cash used in financing activities increased for the nine months ended July 31, 2010 compared with the nine months ended August 1, 2009 by $90.0 million. The increase was primarily due to increased payment of principal related to the term loan, payment to retire the convertible subordinated debt and revolving credit facility, decreased proceeds from the issuance of common stock, and increased common stock repurchases made during the nine months ended July 31, 2010, partially offset by increased proceeds from the issuance of Senior Secured Notes and decreased payment of senior underwriting fees related to the term loan.

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

Company Campus Contractual Obligations. On May 23, 2008, we purchased property located in San Jose, California, which consisted of three unimproved building parcels that are entitled for approximately 562,000 square feet of space in three buildings. For additional discussion, see Note 10, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements.

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

Senior Secured Credit Facility. A portion of our outstanding debt is related to the financing of the Foundry acquisition, the costs and expenses related to the merger, and the ongoing working capital and other general corporate purposes of the combined organization after consummation of the merger (see Note 9, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). We have the following resources available to obtain short-term or long-term financing, if we need additional liquidity, as of July 31, 2010 (in thousands):

	Original Amount Available	July 31, 2010
		Used	Available
Revolving credit facility	$125,000	$—	$125,000

Total	$125,000	$—	$125,000

Senior Secured Notes. In January 2010, we issued $600 million of long-term fixed rate notes and used the proceeds to pay down a substantial portion of the outstanding term loan, with the remaining net proceeds used to retire the convertible subordinated debt due on February 15, 2010 (see Note 9, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).

Contractual Obligations

The following table summarizes our contractual obligations, including interest expense, and commitments as of July 31, 2010 (in thousands):

	Total	Less than 1 Year		1—3 Years		3—5 Years		More than 5 Years
Contractual Obligations:
Term loan (1)	$445,005		$62,190		$319,060		$63,755		$—
Senior Secured Notes due 2018 (1)	449,885		20,697		39,750		39,750		349,688
Senior Secured Notes due 2020 (1)	496,791		21,478		41,250		41,250		392,813
Non-cancelable operating leases (2)	101,586		29,870		30,758		23,114		17,844
Non-cancelable capital leases	9,881		2,089		4,177		3,615		—
Purchase commitments, gross (3)	262,107		262,107		—		—		—
Company campus capital expenditures (4)	38,400		38,400		—		—		—

Total contractual obligations	$1,803,655		$436,831		$434,995		$171,484		$760,345

Other Commitments:
Standby letters of credit	$228	$	n/a	$	n/a	$	n/a	$	n/a

Unrecognized tax benefits and related accrued interest (5)	$135,430	$	n/a	$	n/a	$	n/a	$	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.

(2)	Amount excludes contractual sublease income of $33.4 million, which consists of $4.7 million to be received in less than one year, $10.5 million to be received in one to three years, $11.0 million to be received in three to five years and $7.2 million to be received in more than five years.
(3)	Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers. Of this amount, we have accrued $7.9 million for estimated purchase commitments that we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.
(4)	Amount reflects $38.4 million in capital expenditures in connection with the Company campus. Including the costs incurred to date of approximately $278 million, the total contractual obligation on the Company campus is approximately $315.5 million, which excludes the furniture and fixtures that are leased.
(5)	As of July 31, 2010, we had a liability for unrecognized tax benefits of $132.4 million and a net accrual for the payment of related interest and penalties of $3.0 million. We expect to resolve the fiscal years 2004 through 2006 IRS audit during the next twelve months. As such, after we reach settlement with the IRS, we expect to record a corresponding adjustment to our unrecognized tax benefits. Due to availability of net operating losses, the IRS audit settlement is not expected to result in a significant tax payment. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcome.

Share Repurchase Program. As of November 29, 2007, our Board of Directors authorized a total of $800.0 million for the repurchase of our common stock. The purchases may be made, from time to time, in the open market or by privately negotiated transactions and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. For the three months ended July 31, 2010, we repurchased 0.9 million shares for an aggregate purchase price of $5.0 million. Approximately $389.1 million remains authorized for future repurchases under this program as of July 31, 2010.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of July 31, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Estimates

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the nine months ended July 31, 2010 as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, with the exception of our accounting policy for revenue recognition as described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

Revenue recognition. Our multiple-element product offerings include networking hardware with embedded software products and support, which are considered separate units of accounting. For certain of our products, software and non-software components function together to deliver the tangible products’ essential functionality. We allocate revenue to each element in a multiple-element arrangement based upon their relative selling price. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our best estimate of selling price for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.

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

When we are unable to establish selling price using VSOE or TPE, we use estimated selling price (“ESP”) in our allocation of the arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. ESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.

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

The first step tests for potential impairment by comparing the fair value of reporting units with reporting units’ net asset values. If the fair value of the reporting unit exceeds the carrying value of the reporting unit’s net assets, then goodwill is not impaired and no further testing is required. If the fair value of reporting unit is below the reporting unit’s carrying value, then the second step is required to measure the amount of potential impairment. The second step requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities, using the initial acquisition accounting guidance in ASC 805 Business Combinations, to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we record an impairment loss equal to the difference.

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

The following table summarizes the approximate impact that a change in principal key assumptions would have on the estimated fair value of IP Layer 2-3 reporting unit, leaving all other assumptions unchanged:

	Change	Approximate Impact on Fair Value (In millions)	Excess of Fair Value over Carrying Value (In millions)
Discount rate	±1%	$(47) – 50	$11 –108
DCF terminal value multiplier	±0.5x	$(41) – 41	$17 – 99

The following table summarizes the approximate impact that a change in principal key assumptions would have on the estimated fair value of IP Layer 4-7/ADP reporting unit, leaving all other assumptions unchanged:

	Change	Approximate Impact on Fair Value (In millions)	Excess of Fair Value over Carrying Value (In millions)
Discount rate	±1%	$(11) – 12	$47 –70
DCF terminal value multiplier	±0.5x	$(11) – 11	$47 –69

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

Interest Rate Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our term loan and cash equivalents.

We are exposed to changes in interest rates as a result of our borrowings under our term loan. As of July 31, 2010, the weighted-average interest rate on the term loan was 7.0%, which represents the minimum interest rate under the credit agreement. The current market rates are such that a 1% increase in market rates would still result in a 7.0% interest rate on the term loan. However, based on outstanding principal indebtedness of $381.2 million under our term loan as of July 31, 2010, if market rates average 1% above the interest rate floor over the remaining term of the debt, which would result from an increase in market rates of approximately 3.0%, our interest expense would increase by approximately $9.1 million over the remaining term of the debt.

Our cash, cash equivalents, and short-term investments are primarily maintained at five major financial institutions in the United States. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.

We did not have any material investments as of July 31, 2010 that are sensitive to changes in interest rates.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the nine months ended July 31, 2010 were the Chinese yuan, the euro, the Japanese yen, the British pound, the Singapore dollar and the Swiss franc. We are primarily exposed to foreign currency fluctuations related to operating expenses and cost of inventory components denominated in currencies other than the U.S. dollar. As such, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures.

We also may enter into other non-designated derivatives that consist primarily of forward contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and any associated outstanding forward contracts are marked-to-market with realized and unrealized gains and losses included in “Interest and other income (loss), net.”

Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. As of July 31, 2010, we held $58.8 million in cash flow derivative instruments. The maximum length of time over which we are hedged as of July 31, 2010 is through May 6, 2011.

We have performed a sensitivity analysis as of July 31, 2010, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect at July 31, 2010. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material foreign exchange loss as of July 31, 2010.

Equity Price Risk

We had no investments in publicly traded equity securities as of July 31, 2010. The aggregate cost of our equity investments in non-publicly traded companies was $6.8 million as of July 31, 2010. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other-than-temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes.

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On July 30, 2010, the last business day of our third fiscal quarter of 2010, the last reported sale price of our common stock on the NASDAQ Global Select Market was $4.95 per share.

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

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information set forth in the Legal Proceedings portion of Note 10, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

Intense competition in the market for networking solutions could prevent Brocade from maintaining or increasing revenue, profitability and cash flows with respect to its networking solutions.

The networking market is becoming increasingly competitive, particularly in the Ethernet solutions targeted for deployment inside of data centers. In particular, Cisco maintains a dominant position in the Ethernet networking market. In addition, many new and existing vendors have introduced new products to market in the last year. These companies include Arista Networks, Alcatel-Lucent, Enterasys Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Force10 Networks, Inc., HP ProCurve Division, Huawei Technologies Co. Ltd., Juniper Networks, Inc. and most recently, Oracle Corporation through its acquisition of Sun Microsystems, Inc. Brocade also competes with Cisco and QLogic Corporation in the Fibre Channel switching market and with QLogic and Emulex Corporation in the server connectivity or HBA market. Some of these competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Brocade’s competitors could also adopt more aggressive pricing policies than Brocade. Brocade believes that competition based on price may become more aggressive than it has traditionally experienced. As a result of these factors, Brocade’s competitors could also devote greater resources to the development, promotion and sale of their products than Brocade and, as a result, may be able to respond more quickly to changes in customer or market requirements. Brocade’s failure to successfully compete in the market would harm Brocade’s business and financial results.

In addition, the advent and customer adoption of new technologies such as Fibre Channel over Ethernet (“FCoE”) and Data Center Bridging (“DCB”) may displace existing solutions in actual customer implementations, leading to erosion of the total addressable market (“TAM”) for Fibre Channel products of the type that Brocade currently delivers. While Brocade offers FCoE products and has recently introduced a new family of DCB products as part of its overall networking portfolio, the potential for reduction of Fibre Channel TAM where Brocade is a market leader may harm Brocade’s business and financial results.

Additionally, Brocade’s Fibre Channel OEM partners, who also have relationships with some of Brocade’s current competitors, could become new competitors by developing and introducing products that compete with Brocade’s product offerings, by choosing to sell Brocade’s competitors’ products instead of Brocade’s products, or by offering preferred pricing or promotions on Brocade’s competitors’ products. Examples include:

•	Juniper and IBM announcing an agreement in July 2009 for IBM to OEM a select number of Juniper’s Ethernet switches and enterprise IP routers;

•

Cisco, EMC and VMware announcing a coalition called the “Virtual Computing Environment” (“VCE”), through which it and its business partners would sell packaged “cloud computing” and data center virtualization solutions. Further, Cisco and EMC announcing a joint venture called “Acadia”, which is designed to serve as a support and services arm of VCE. EMC is one of Brocade’s top OEM customers in terms of Fibre Channel sales and has been a go-to-market and technology partner since 1997; and

•

HP, another Brocade OEM partner, but a direct competitor in the Ethernet market (through its ProCurve Division), recently completing its acquisition of 3Com, another Brocade competitor in the Ethernet market. This acquisition of 3Com may increase the competitive dynamics in the Ethernet and other markets for Brocade and could negatively impact important routes to market for Brocade’s storage and converged networking products.

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

Brocade provides product forecasts to its contract manufacturers and places purchase orders with them in advance of the scheduled delivery of products to Brocade’s customers. Moreover, in preparing sales and demand forecasts, Brocade relies largely on input from its partners and its resellers and end-user customers. Therefore, if Brocade or its partners are unable to accurately forecast demand, or if Brocade fails to effectively communicate with its distribution partners about end-user demand or other time-sensitive information, the sales and demand forecasts may not reflect the most accurate, up-to-date information. If these forecasts are inaccurate, Brocade may be unable to obtain adequate manufacturing capacity from its contract manufacturers to meet customers’ delivery requirements or Brocade may accumulate excess inventories. Furthermore, Brocade may not be able to identify forecast discrepancies until late in its fiscal quarter. Consequently, Brocade may not be able to make adjustments to its business model. If Brocade is unable to obtain adequate manufacturing capacity from its contract manufacturers, or if Brocade is unable to make necessary adjustments to Brocade’s business model, revenue may be delayed or even lost to Brocade’s competitors and Brocade’s business and financial results may be harmed. If excess inventories accumulate, Brocade’s gross margins may be negatively impacted by write-downs for excess and/or obsolete inventory. In addition, Brocade may experience higher fixed costs as it expands its contract manufacturer capabilities, which could negatively affect Brocade’s ability to react quickly if demand suddenly decreases.

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

In addition, although the purchase orders placed with Brocade’s contract manufacturers are cancelable in certain circumstances, Brocade could be required to purchase certain unused material not returnable, usable by, or sold to other customers if Brocade cancels any of Brocade’s orders. This purchase commitment exposure is particularly high in periods of new product introductions and product transitions. If Brocade is required to purchase unused material from Brocade’s contract manufacturers, Brocade would incur unanticipated expenses and Brocade’s business and financial results could be negatively affected. In the past, Brocade has experienced delays in shipments of its Ethernet products from its contract manufacturers and OEMs, which in turn delayed product shipments to its customers. Brocade may in the future experience similar delays or other problems, such as insufficient quantity of product, acquisition by a competitor or business failure of any of its OEMs, any of which could harm Brocade’s business and operating results.

Brocade is subject to, and may be subject to more, intellectual property infringement claims and litigation that are costly to defend and/or settle, and that could result in significant damage and cost awards against Brocade and limit Brocade’s ability to use certain technologies in the future.

Brocade competes in markets that are frequently subject to claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted patent, copyright, trade secret, and/or other IP-related claims against Brocade and/or employees of Brocade. These claims may be, and have been in the past, made against Brocade’s products and services, subcomponents of its products, methods performed by its products or used in its operations, or uses of its products by its customers, or concern Brocade’s hiring of a former employee of the third party claimant. Brocade and companies acquired by Brocade, such as Foundry, have in the past incurred, are currently incurring and will in the future incur substantial expenses to defend against such third-party claims. For instance, Brocade currently is defending patent-related lawsuits, including lawsuits originally filed against Foundry by Enterasys Networks, Inc. and Chrimar Systems, Inc. In addition, Brocade may be subject to indemnification obligations with respect to infringement of third-party intellectual property rights pursuant to Brocade agreements with suppliers, OEM and channel partners or customers. The opposing litigants and other third party asserters of such intellectual property claims may be unreasonable in their settlement demands, or may simply refuse to settle, which could lead to expensive settlement payments and/or prolonged periods of litigation expenses. In the event of an adverse determination, Brocade could incur substantial monetary liability and be prohibited from shipping certain products or incorporating necessary components into Brocade’s products. Suppliers of components or OEM systems to Brocade may be unwilling to, or not be able to, defend or indemnify Brocade against third-party assertions directed at the components or systems they supply to Brocade, and may be unwilling to take licenses that would assure Brocade’s supply of such components or OEM systems. Customers may perceive such third-party intellectual property claims as risks, and may, as a result, be less willing to do business with Brocade. Such litigation could also negatively impact Brocade’s recruiting efforts or ability to retain its employees. Any of the above scenarios could have a material adverse effect on Brocade’s financial position, results of operations, cash flows, and future business prospects.

Brocade’s intellectual property rights may be infringed or misappropriated by others, and Brocade may not be able to protect or enforce its intellectual property rights.

Brocade’s intellectual property rights may be infringed or misappropriated by others. In some cases, such infringement or misappropriation may be undetectable, or enforcement of Brocade’s rights may be impractical. Brocade has filed, and may in the future file, lawsuits against third parties in an effort to enforce its intellectual property rights. For instance, Brocade recently filed a patent infringement, trade secret misappropriation and unfair competition lawsuit against A10 Networks, Inc. and certain individuals in 2010. Intellectual property litigation is expensive and unpredictable. There can be no assurance that Brocade will prevail in such enforcement efforts, either on the merits, or with respect to particular relief sought, such as damages or an injunction. Further, the opposing party may attempt to prove that the asserted intellectual property rights are invalid or unenforceable, and, if successful, may seek recompense for its attorney fees and costs. Further, the opposing party may counterclaim against Brocade, for example, for infringement of its own patents or intellectual property rights, or other intellectual property, tort or contract claims, which could lead to further expense and potential exposure for Brocade.

Brocade relies on a combination of patent, copyright, trademark and trade secret laws, physical and operational security and contractual restrictions on disclosure, to protect its intellectual property rights in its proprietary technologies, but none of these methods of protection may be entirely reliable, due to, for instance, employee hiring and turnover, geographic dispersion of employees, technology disclosures with suppliers, customers, and partners, unpredictable events, misappropriation or negligence, operations in various countries that do not have well-established or reliable enforcement institutions or customs, and other aspects of doing business on the scale of Brocade’s operations. Brocade attempts to identify its technological developments for assessment of whether to file patent applications, but there can be no assurance that all patentable technological developments will be captured in patent applications. Further, although Brocade has patent applications pending, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect its technology. Further, physical and operational security can be adversely affected by employee carelessness or disregard for policies, malfeasors, or changes in technology, such as the now-near-ubiquitous availability of portable memory devices. The value, validity, and enforceability of intellectual property rights generated by Brocade’s operations, obtained from acquired companies, or purchased from third parties, are subject to many unknowns, and may not ultimately have the value originally anticipated. In addition, due to less developed intellectual property regimes in certain jurisdictions, Brocade may not be able to protect fully its intellectual property as Brocade expands its operations globally.

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

In the past, unfavorable or uncertain economic conditions and reduced global information technology spending rates have adversely affected Brocade’s operating results. For example, the domestic and global economies recently underwent a period of significant uncertainty and slowdown, which resulted in reduced demand for information technology, including high-performance data networking solutions. In addition, the domestic and global economies could experience a prolonged slowdown or even a “double dip” recession that could further reduce demand for information technology products. Brocade is particularly susceptible to reductions in information technology spending because the purchase of IT-related products is often discretionary and may involve a significant commitment of capital and other resources. Different geographic regions (e.g. EMEA) may experience greater economic slowdowns and/or longer recovery periods, which may adversely impact IT spending in those regions. Future delays or reductions in information technology spending, domestically and/or internationally, could harm Brocade’s business, results of operations and financial condition in a number of ways, including longer sales cycles, increased inventory provisions, increased production costs, lowered prices for its products and reduced sales volumes. Similarly, if Brocade’s suppliers face challenges in obtaining credit or otherwise in operating their businesses, they may become unable to continue to offer the materials Brocade uses to manufacture its products or may offer the materials at higher prices. These events have caused, and future slowdowns may cause, reductions in Brocade’s revenue, profitability and cash flows; increased price competition and operating costs; longer fulfillment cycles; and may cause many other risks noted in this Form 10-Q, which could adversely affect Brocade’s business, results of operations and financial condition.

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

As Brocade introduces new or enhanced products, Brocade must successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. When Brocade introduces new or enhanced products that feature higher-performance, higher-density and new technology options, Brocade faces numerous risks relating to product transitions, including the inability to accurately forecast demand, manage excess and obsolete inventories, address new or higher product cost structures, and manage different sales and support requirements due to the type or complexity of the new products. In addition, any customer uncertainty regarding the timeline for rolling out new products or Brocade’s plans for future support of existing products, may negatively impact customer purchase decisions.

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

Brocade’s quarterly and annual revenues and operating results may vary significantly in the future due to a number of factors. Factors that may affect the predictability of Brocade’s annual and quarterly results include, but are not limited to, the following:

•	Disruptions, or a continued decline, in general economic conditions, particularly in the information technology industry;

•	Announcements of pending or completed acquisitions or other strategic transactions by Brocade, its competitors or its partners;

•	Announcements, introductions and transitions of new products by Brocade, its competitors or its partners;

•	The timing of customer orders, product qualifications and product introductions of Brocade’s partners;

•	Seasonal fluctuations;

•	Long and complex sales cycles;

•	Declines in average selling prices for Brocade’s products as a result of competitive pricing pressures or new product introductions by Brocade or its competitors;

•	The emergence of new competitors and new technologies in the networking markets;

•	Deferrals of customer orders in anticipation of new products, services, or product enhancements introduced by Brocade or its competitors;

•	Brocade’s ability to timely produce products that comply with new environmental restrictions or related requirements of its customers;

•	Brocade’s ability to obtain sufficient supplies of sole- or limited-sourced components, including ASICs, microprocessors, certain connectors, certain logic chips and programmable logic devices;

•	Increases in prices of components used in the manufacture of Brocade’s products;

•	Brocade’s ability to attain and maintain production volumes and quality levels;

•	Variations in the mix of Brocade’s products sold and the mix of distribution channels and geographies through which they are sold;

•	Pending or threatened litigation, including any settlements or judgments related to such litigation;

•	Stock-based compensation expense that is affected by Brocade’s stock price;

•	Examinations by government tax authorities that may have unfavorable outcomes and subject Brocade to additional tax liabilities;

•	New legislation and regulatory developments, including increases to tax rates or changes to treatment of an income or expense item; and

•	Other risk factors detailed in this section.

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

A significant portion of Brocade’s sales occur in international jurisdictions. In addition, Brocade’s contract manufacturers have significant operations in China. Brocade plans to continue to expand its international operations and sales activities. Brocade’s international sales of its Ethernet networking products have primarily depended on its resellers, including Pan Dacom GmbH in Europe, Stark Technology Inc. in Taiwan, Net One Systems in Japan and Samsung Corporation in Korea. The failure by international resellers to sell Brocade’s products could limit its ability to sustain and grow revenue. Expansion of international operations will involve inherent risks that Brocade may not be able to control, including:

•	Exposure to economic instability or fluctuations in international markets;

•	Reduced or limited protection of intellectual property rights, particularly in jurisdictions that have less developed intellectual property regimes such as China and India;

•	Managing research and development teams in geographically diverse locations, including teams divided between the United States and India;

•	Supporting multiple languages;

•	Recruiting sales and technical support personnel with the skills to design, manufacture, sell and support Brocade’s products;

•	Complying with governmental regulation of encryption technology and regulation of imports and exports, including obtaining required import or export approval for its products;

•	Increased complexity and costs of managing international operations;

•	Increased exposure to foreign currency exchange rate fluctuations;

•	Commercial laws and business practices that favor local competition;

•	Multiple, potentially conflicting, and changing governmental laws, regulations and practices, including differing export, import, tax, labor, anti-bribery and employment laws;

•	Longer sales cycles and manufacturing lead times;

•	Increased costs of local labor, including labor markets in China and India;

•	Difficulties in collecting accounts receivable; and

•	Increased complexity of logistics and distribution arrangements.

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

Brocade’s success depends, to a significant degree, upon the continued contributions of key management, engineering, sales and other talent, many of whom would be difficult to replace. Brocade believes its future success will also depend, in large part, upon Brocade’s ability to attract and retain highly skilled managerial, engineering, sales and other talent, and on the ability of management to operate effectively, both individually and as a group, in geographically diverse locations. There is a limited number of qualified talent in each applicable market and competition for such employees is strong. In particular, Brocade operates in various locations with competitive labor markets including Bangalore, India and San Jose, California, as well as certain emerging labor markets, such as the Eastern European and Latin American markets. In the past, Brocade has experienced difficulty in hiring qualified talent in areas such as ASICs, software, system and test, sales, marketing, service, key management and customer support. Any future declines in Brocade’s stock price could result in additional “underwater” stock options held by its employees. If such a decline in Brocade’s stock price were to occur, any resulting underwater options could decrease Brocade’s ability to incentivize or retain qualified talent. Brocade’s ability to retain qualified talent may also be affected by future and recent acquisitions, which may cause uncertainty and loss of key talent. The loss of the services of any of Brocade’s key employees, the inability to attract or retain qualified talent in the future, or delays in hiring required talent, particularly engineers and sales talent, could delay the development and introduction of Brocade’s products or services, and negatively affect Brocade’s ability to sell its products or services.

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

Brocade is subject to changing rules and regulations of federal and state government as well as the stock exchange on which Brocade’s common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC, the IRS and NASDAQ, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. In addition, the Department of Treasury, the SEC and various Congressional representatives have recently proposed additional rules and regulations that may go into effect in the near future. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act was enacted. The Act includes significant corporate governance and executive compensation-related provisions and also requires the SEC to adopt additional rules and regulations in areas such as “say on pay” and proxy access. Brocade is also subject to various rules and regulations of certain foreign jurisdictions, including applicable tax regulations. Brocade’s efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. A change in the tax law in the jurisdictions in which Brocade does business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in Brocade’s tax expense. For example, in both the 2010 and 2011 budget proposals, the President of the United States and the U.S. Treasury Department proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. In August 2010, the President enacted into law certain legislation impacting the use of foreign tax credits prospectively. Brocade is evaluating the provisions, but does not expect them to have a material impact to its financial results. Other legislation has not yet been proposed or enacted, but it is possible that these or other changes in the U.S. tax laws could increase Brocade’s U.S. income tax liability in the future.

Brocade is subject to periodic audits or other reviews by such governmental agencies. For example, Brocade is under examination by the IRS for its domestic federal income tax return for the fiscal years 2004 through 2008. In March 2010, the California Franchise Tax Board notified Brocade that Foundry’s California income tax returns for calendar years 2006 and 2007 were subject to audit. All these examination cycles remain open as of July 31, 2010. Brocade resolved its California income tax audit for the years ended October 25, 2003 and October 30, 2004. To the extent carryforwards from these years are used in the future, the California Franchise Tax Board has the right to audit the carryforward amounts. The SEC also periodically reviews Brocade’s public company filings. Any such examination or review frequently requires management’s time and diversion of internal resources and, in the event of an unfavorable outcome, may result in additional liabilities or adjustments to Brocade’s historical financial results.

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

Brocade’s purchase of real estate in San Jose, California in May 2008 and Brocade’s development and construction of a new campus of several buildings on that real estate constitute a substantial investment. Brocade may not realize the anticipated benefits with respect to the purchase and development of such property. Brocade has devoted significant capital resources to developing the new campus and may be required to devote additional resources in the future, which could impact Brocade’s liquidity and financial flexibility. In addition, in the event that Brocade may wish to sell, or enter into a sale-leaseback transaction for, its buildings and properties, it may not be able to do so on favorable terms.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the nine months ended July 31, 2010.

Issuer Purchases of Equity Securities

The following table summarizes share repurchase activity for the three months ended July 31, 2010 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
May 2, 2010 – May 29, 2010	—	$—	—	$394,140
May 30, 2010 – June 26, 2010	907	$5.51	907	$389,140
June 27, 2010 – July 31, 2010	—	$—	—	$389,140

Total	907	$5.51	907	$389,140

(1)	The total number of shares repurchased includes the forfeiture of restricted stock awards that arise upon termination of the employee.
(2)	As of November 29, 2007, the Company’s Board of Directors authorized a total of $800.0 million for the repurchase of the Company’s common stock. Purchases were made, from time to time, in the open market or by privately negotiated transactions and were funded from available working capital. The number of shares purchased and the timing of purchases were based on the level of the Company’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)

3.2	Certificates of Correction and Corrected Amended and Restated Certificate of Incorporation effective as of June 1, 2009 (incorporated by reference to Exhibit 3.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended May 2, 2009)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation effective as of April 13, 2010 (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on April 13, 2010)

3.4	Amended and Restated Bylaws of the Registrant effective as of April 13, 2010 (incorporated by reference to Exhibit 3.2 from Brocade’s Form 8-K filed on April 13, 2010)

3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

3.6	Certificate of Elimination of Series A Participating Preferred Stock of Brocade (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 16, 2007)

4.1	Form of Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

4.2	Indenture, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, governing the 2018 Notes (incorporated by reference to Exhibit 4.1 from Brocade’s Form 8-K filed on January 26, 2010)

4.3	Indenture, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, governing the 2020 Notes (incorporated by reference to Exhibit 4.2 from Brocade’s Form 8-K filed on January 26, 2010)

10.1*/†	Amendment Number 17 dated May 21, 2010 to the Product Purchase Agreement between Hewlett-Packard Company and Brocade

10.2*/†	Amendment Number 4 dated May 18, 2010 to Statement of Work Number 8 of the Goods Agreement between IBM and Brocade

10.3*/†	Amendment Number 5 dated May 18, 2010, with an effective date of May 14, 2010, to Statement of Work Number 8 of the Goods Agreement between IBM and Brocade

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brocade Communications Systems, Inc.

Date: September 2, 2010	By:	/S/ RICHARD DERANLEAU
Richard Deranleau
Chief Financial Officer