Form 10-K
period 2010-10-30
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2010-12-17
CIK 1009626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 30, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on April 30, 2010 as reported by the NASDAQ Global Select Market on that date, was approximately $2,873,753,097. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s common stock as of December 10, 2010 was 466,582,079 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

BROCADE COMMUNICATIONS SYSTEMS, INC.

FORM 10-K

For the Fiscal Year Ended October 30, 2010

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements regarding future events and future results. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, debt repayments, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending litigation, including claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “assumes,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which Brocade operates, and the beliefs and assumptions of management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below, under “Part I—Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Further, Brocade undertakes no obligation to revise or update any forward-looking statements for any reason.

PART I

Item 1.	Business

General

Brocade Communications Systems, Inc. (“Brocade” or the “Company”) is a leading supplier of networking equipment, including end-to-end Internet Protocol (“IP”)-based Ethernet networking solutions and storage area networking solutions for businesses and organizations of all types and sizes, including global enterprises, and service providers such as telecommunication firms, cable operators and mobile carriers. Brocade offers a comprehensive line of high-performance networking hardware and software products and services that enable businesses and organizations to make their networks and data centers more efficient, reliable and adaptable. Brocade’s products, services and solutions simplify information technology (“IT”) infrastructure, increase resource utilization, ensure availability of mission critical applications, and support advanced data, voice, video and mobility applications.

Brocade products and services are marketed, sold and supported worldwide to end-user customers through distribution partners, including original equipment manufacturers (“OEMs”), distributors, systems integrators, value-added resellers (“VARs”) and directly to end-users by the Brocade direct sales force.

For revenue and other information regarding Brocade’s operating segments, see Note 16 “Segment Information,” of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Products and Services

Data Storage

Brocade’s storage networking products and services are designed to help customers reduce the cost and complexity of managing business information within a shared data storage environment, while enabling high levels of availability of mission critical business applications. In addition, Brocade’s products and services assist customers in the development and delivery of storage and server consolidation, disaster recovery and data security, and in meeting compliance issues regarding data management. Customers use Brocade’s products to build storage area networks (“SAN”s), which we refer to as “fabrics.” Brocade’s products are generally used in conjunction with servers and storage subsystems, SAN interconnection components such as host bus adapters (“HBAs”), and server and storage management software applications and tools. By utilizing a shared storage, or networked storage solution, enterprises of all types and sizes can more easily share and consolidate server and storage resources, centralize and simplify data management, scale and provision storage resources more effectively, and improve application efficiency, performance and availability. As a result, these enterprises are able to better utilize IT assets, improve productivity of IT personnel, reduce capital and operational expenditures, and more reliably and securely store, manage and administer business information.

Brocade’s family of Fibre Channel SAN backbones, directors, fabric and embedded switches provide interconnections, bandwidth and high-speed routing of data between servers and storage devices. Product models range from entry-level 8-port fabric switches to 896-port directors with multiple options, addressing the needs of small departments and global enterprises alike. These high-performance solutions are available to support requirements both for open systems and mainframe operations. Switches and directors support key applications such as data backup, remote mirroring and high-availability clustering, as well as high-volume transaction processing applications such as enterprise resource planning and data warehousing. Brocade’s storage networking products have been designed to meet the storage networking needs of end-users in environments ranging from small and medium-sized businesses to large enterprises with storage network fabrics that scale to thousands of ports, spread across multiple locations around the world. Brocade’s storage networking products also include HBAs, which connect host computers to a Fibre Channel (“FC”) network.

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

Brocade recently announced its commitment to support the next generation of FC industry standard, which will offer 16 gigabits per second (“Gbps”) performance. Brocade’s commitment to 16 Gbps FC builds upon its market leadership in FC storage networking solutions, which includes the flagship Brocade DCX(R) Backbone family along with SAN directors, switches and HBAs. Brocade has also led the industry through every FC technology cycle, including the evolution from 1, 2, 4, 8 and now 16 Gbps technologies.

Brocade also offers a new class of data center networking products that support an emerging technology called Fibre Channel over Ethernet (“FCoE”). Brocade is one of the pioneers of FCoE technology and has been instrumental in driving the protocol toward standardization. FCoE enables the consolidation of server connectivity by being able to support both Fibre Channel and Ethernet connections simultaneously. Customers benefit from this consolidation by having to deploy fewer switches and peripheral cards inside of servers, thereby reducing costs and complexity. Brocade is one of the industry’s first vendors to offer customers a comprehensive suite of FCoE products that includes both switches and FCoE peripheral cards known as converged network adapters (“CNAs”).

Ethernet Products—IP Layer 2-3

Brocade’s enterprise-class Layer 2 and Layer 3 switches and routers are designed to connect users in an enterprise network, enabling network connectivity such as access to the Internet, network-based communications such as voice over IP (“VOIP”), and higher levels of collaboration through unified messaging applications and greater degrees of productivity through mobility. Brocade offers a variety of platforms to allow customers to design a network to meet their needs, including the Brocade BigIron, FastIron, EdgeIron and TurboIron product families. Brocade’s Layer 2 and Layer 3 switches provide cost-effective delivery of the intelligence, speed and manageability required to support the increasing use of bandwidth-intensive and Internet-based applications.

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

Brocade has also introduced a new category of Layer 2 switches called the Brocade VDX Data Center Switch which we expect to begin shipping in early 2011. The Brocade VDX switches deliver on Brocade Virtual Cluster Switching or VCS technology, which we expect will transform data center networks through innovations that are optimized for highly virtualized and cloud environments. Brocade VCS enables the VDX switches to form the first true Ethernet Fabric that would simplify configuration management and significantly reduce the number of elements being managed in the Fabrics to reduce operating costs and complexity. The new technology is expected to advance the adoption of fully virtualized and cloud-enabled data centers.

Ethernet Products—IP Layer 4-7/Application Delivery Products (“IP Layer 4-7/ADP”)

Brocade’s Layers 4-7 platforms, including the Brocade ServerIron and ServerIron ADX family of products, are designed for application traffic management and server load balancing, allowing customers to enable specific features to improve the performance of specific applications or improve the performance of a server farm. These high-performance data center traffic management systems with network intelligence capabilities allow enterprises and service providers to build reliable network infrastructures that efficiently manage the flow of traffic over extended distances, known as metro area networks and wide area networks.

Global Services

Brocade offers a wide range of consulting and support services that assist customers in designing, implementing, deploying and managing advanced networking solutions, as well as post-contract customer support (“PCS”) and separately priced extended warranties. These services address a number of customer priorities that must be managed during the life cycle of a storage network or data center infrastructure and are meaningful to customers because we bring valuable experience and expertise to a customer challenge. Brocade’s services may be delivered directly to end-user customers or via partners as a component of a broader service and support offering.

Industry Initiatives and Standards Development

Brocade believes that, as the need for networking solutions continues to grow, enterprises will look to further simplify the tasks of storing, managing and administering their data, while also looking to maximize their IT investments and reduce both capital and operational expenditures. Data networking solutions provide a platform that helps enterprises optimize their IT assets and support future data growth, and have been installed at many of the world’s leading companies since the mid-1990s. Brocade also believes enterprises will continue to expand the size and scope of their networks and the number and types of applications that these networks support.

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

Brocade has a long history of being a major contributor to the evolution of industry standards ranging from Fibre Channel communication technology to storage network interoperability to storage and storage network management. Brocade contributes to related industry standards committees and has authored or co-authored the majority of the Fibre Channel protocol standards in existence today. As Brocade continues to expand its leadership presence in new technologies, Brocade’s participation in associated standards groups continues to grow. In fiscal year 2010, Brocade was a member of the Ethernet Alliance, the IETF, the IEEE, FCIA Board, SNIA Technical Council, DMTF Technical Council and Fibre Channel-related industry associations and standards bodies. Brocade also currently chairs the INCITS T11 Committee, the lead governing body for all Fibre Channel-related standards, which includes FCoE.

Education and Technical Certification Services

Brocade’s education and training organization delivers technical education and training on Brocade technology that encompasses design, implementation and management solutions to its partners and their customers. This education and training curriculum is delivered worldwide using diverse methodologies, which include instructor-led classes and an online web-based training portfolio as well as a “live” virtual classroom capability. Brocade Education Services trains approximately 35,600 IT professionals annually. The Brocade Certification Programs offer certification on Brocade solutions for IT professionals who have completed certain tests administered by an independent testing organization. These certification programs are designed to measure the knowledge and proficiency of IT professionals in Brocade data center and data management solutions and technologies, and to help ensure that Brocade’s customers receive superior customer service and support. Approximately 22,593 certification tests have been delivered with approximately 10,222 IT professionals certified worldwide since inception of the program. Brocade’s education and training services are made available through its own education facilities and through its worldwide training provider network.

Distribution Channels

Brocade’s products and services are marketed, sold and supported worldwide to end-user customers through distribution partners, including OEMs, distributors, systems integrators, VARs, and directly to end-users by the Brocade direct sales force.

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

Customers

For the fiscal years ended October 30, 2010, October 31, 2009, and October 25, 2008, EMC Corporation (“EMC”), Hewlett-Packard Company (“HP”) and International Business Machines Corporation (“IBM”) each represented greater than 10% of Brocade’s total net revenues for combined totals of 47% (EMC with 16%, HP with 14% and IBM with 17%), 48% (EMC with 18%, HP with 13% and IBM with 17%) and 65% (EMC with 25%, HP with 18% and IBM with 22%) of its total net revenues, respectively. The level of sales to any OEM customer may vary from quarter to quarter. Brocade expects that it will continue to expand its routes-to-market to sell its products through distributors, direct to end-users, global systems integrators and VARs in addition to its OEM channel.

In the Ethernet market, Brocade cultivates business through its distributors in a number of key customer markets such as the U.S. government, education and service provider segments. Customers in these market segments represented a significant part of Brocade’s overall business. Brocade’s strategy includes leveraging customer markets in which it has a significant presence to expand its sales of Ethernet products, including international markets, Global 1000 customers, financial services companies and OEMs. As an example, Brocade recently expanded its OEM partnerships with IBM and Dell Inc. (“Dell”), which enables IBM and Dell to rebrand and sell certain of Brocade’s enterprise Ethernet networking products. EMC has also recently expanded its partnership with Brocade which enables EMC to resell Ethernet networking products.

Geographic Information

For the year ended October 30, 2010, domestic and international revenues were approximately 64% and 36% of total net revenues, respectively. For the year ended October 31, 2009, domestic and international revenues were approximately 65% and 35% of total net revenues, respectively. For the year ended October 25, 2008, domestic and international revenues were approximately 63% and 37% of total net revenues, respectively. International revenues primarily consist of sales to customers in Western Europe, the greater Asia Pacific region and Japan. For the year ended October 30, 2010, international revenues increased as a percentage of total net revenues primarily due to growth in the Asia Pacific region. For the year ended October 31, 2009, international revenues decreased as a percentage of total net revenues primarily as a result of Brocade’s acquisition of Foundry Networks, Inc. (“Foundry”), which had a higher concentration of its customer base in North America.

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

The majority of Brocade’s assets as of October 30, 2010 were attributable to its United States operations. For additional geographic information on Brocade’s revenues and long lived assets, see Note 16 “Segment Information,” of the Notes to Consolidated Financial Statements, which is incorporated herein by reference. Also, for a discussion of the risks attendant to Brocade’s foreign operations, see Part I, Item 1A. Risk Factors of this Form 10-K, which is incorporated herein by reference.

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

On January 29, 2007, Brocade completed its acquisition of McDATA Corporation (“McDATA”), a provider of storage networking and data infrastructure solutions. McDATA is a wholly-owned subsidiary of Brocade. This acquisition enabled Brocade to build stronger relationships with its customers and partners, and provide greater scale and efficiencies to accelerate its growth.

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

Brocade products are designed to support current industry standards and may continue to support emerging standards that are consistent with its product strategy. Brocade products have been designed around a common platform architecture which facilitates the product design, development and testing cycle, and reduces the time to market for new products and features. Brocade intends to continue to leverage this common architecture to develop and introduce additional hardware and software products and enhancements in the future.

Brocade’s product development process includes the certification of certain of its products by its OEM partners. During this process, Brocade supports its OEM partners in the testing of its new products to ensure they meet quality, functionality and inoperability requirements. The process is completed once the OEM partner has certified the product and announced general availability of that product to their customers.

For the years ended October 30, 2010, October 31, 2009 and October 25, 2008, Brocade’s research and development expenses totaled $354.3 million, $354.8 million and $255.6 million, respectively. All expenditures for research and development costs have been expensed as incurred. In fiscal year 2011, Brocade expects to increase its level of investment, in absolute dollars, in research and development.

Competition

The market for networking solutions is intensely competitive. In particular, Cisco Systems, Inc. (“Cisco”) maintains a large position in the Ethernet and SAN markets and a number of its products compete directly with Brocade’s products. Brocade also competes with other companies, such as Alcatel-Lucent, Arista Networks, Enterasys Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Force10 Networks, Inc., HP, Huawei Technologies Co. Ltd., IBM, Juniper Networks, Inc. (“Juniper”) and Oracle Corporation. Some of Brocade’s current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases.

In addition, Brocade faces significant competition from providers of storage networking products for interconnecting servers and storage. These principal competitors include Cisco and QLogic Corporation (“QLogic”). Brocade also faces other competitors in markets adjacent to the SAN market, such as Cisco and F5 Networks, Inc. in the Layers 4-7 networking market and QLogic and Emulex Corporation in the HBA/CNA markets.

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

In addition, as the networking solutions market evolves, additional technologies may become available for interconnecting servers and storage. To the extent that products based upon these technologies provide the ability to connect network servers and storage and support high-performance storage applications, they are likely to compete with Brocade’s current and future products. Competitive technologies include, but are not limited to, emerging products based on 1 Gigabit Ethernet (“GbE”), 10 GbE, 100 GbE, FCoE, Data Center Bridging (“DCB”), InfiniBand and Internet Small Computer System Interface (“iSCSI”) protocols, as well as other storage solutions such as Network Attached Storage and Direct Attached Storage. In addition, networking companies, manufacturers of networking equipment, and other companies may develop competitive products and technologies. Brocade’s OEM partners or other partners could also develop and introduce products that compete with Brocade’s product offerings. Brocade believes the competitive factors in this market include product performance and features, product reliability, price, size, extent of installed base, ability to meet delivery schedules, customer service, technical support and distribution channels.

Manufacturing

Brocade has manufacturing arrangements with Hon Hai Precision Industry Co., Ltd. (“Foxconn”), Sanmina-SCI Corporation (“Sanmina”), Asteel Flash Group (“Flash”), Accton Wireless Broadband Corporation (“Accton”), Motorola, Inc. (“Motorola”) and Quanta Computer Incorporated (“Quanta”) (collectively the “CMs”) under which Brocade provides product forecasts and places purchase orders in advance of the scheduled delivery of products to Brocade’s customers. The required lead time for placing orders with the CMs depends on the specific product. The CMs invoice Brocade based on prices and payment terms mutually agreed upon and set forth in purchase orders Brocade issues to them. Although the purchase orders Brocade places with its CMs are cancelable, the terms of the agreements require Brocade to purchase all inventory materials not returnable, usable by, or sold to other customers of the CMs. In addition, Flextronics International Ltd. (“Flextronics”) is Brocade’s service repair operations provider.

Brocade uses the CMs for final turnkey product assembly; however, Brocade also maintains key component selection and qualification expertise internally. Brocade designs and develops the key components of its products, including application-specific integrated circuits (“ASICs”), operating system and other software, as well as certain details in the fabrication and enclosure of its products. In addition, Brocade determines the components that are incorporated into its products and selects appropriate suppliers of those components.

Although Brocade uses standard parts and components for its products where possible, Brocade’s CMs currently purchase, on Brocade’s behalf, several key components used in the manufacture of its products from single or limited supplier sources. Brocade’s principal single source components include ASICs, built by third-parties based on Brocade’s designs, and Brocade’s principal limited source components include memory, certain oscillators, microprocessors, certain connectors, certain logic chips, certain power supplies, enclosures, programmable logic devices, certain printed circuit boards, certain optical components, packet processors and switching fabrics. In addition, Brocade licenses certain software from third parties that is incorporated into its fabric operating system and other software. See Part I, Item 1A. Risk Factors of this Form 10-K, which is incorporated herein by reference.

Environmental Matters

Brocade is subject to various environmental and other regulations governing product safety, materials usage, packaging and other environmental impacts in the various countries where its products are sold. For example, many of Brocade’s products are subject to laws and regulations that restrict the use of lead, mercury, hexavalent chromium, cadmium and other substances, and require producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of its products when they have reached the end of their useful life. In Europe, substance restrictions apply to products Brocade sells, and certain of Brocade’s OEM partners require compliance with these or more stringent requirements. Recycling, labeling, financing and related requirements also apply to products Brocade sells in Europe. China has also enacted similar legislation with similar requirements for Brocade’s products or its OEM partners. Brocade may be required to redesign its products to ensure that they comply with any new requirements as well as related requirements imposed by its OEM customers. Brocade also continues to work with its suppliers to ensure they provide Brocade with compliant materials, parts and components. Various other countries and states in the United States have issued, or are in the process of issuing, other environmental regulations that may impose additional restrictions or obligations and require further changes to Brocade’s products.

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

Brocade maintains a program to identify and obtain patent protection for its selected inventions. As of December 10, 2010, Brocade has 311 patents in the United States and 13 patents in various foreign countries (based on certain U.S. patents or patent applications) that are currently in force and has approximately 317 patent applications pending in the United States and approximately 11 patent applications pending in various foreign countries (based on certain U.S. patents or patent applications). The normal expiration dates of Brocade’s issued patents in the United States range from 2010 to approximately 2027. Although Brocade has patent applications pending, there can be no assurance that patents will be issued from pending applications or that claims allowed on any future patents will be sufficiently broad to protect its technology.

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

Seasonality

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

Employees

As of October 30, 2010, Brocade had 4,651 employees. Brocade has not experienced any work stoppages and considers its relations with its employees to be good. Brocade’s employees are currently located in the United States headquarters in San Jose, California, as well as facilities in Broomfield, Colorado, Herndon, Virginia, Plymouth, Minnesota, the European headquarters in Geneva, Switzerland, the Asia Pacific headquarters in Singapore, and other offices throughout North America, Europe, Asia Pacific, Japan and Central and South America.

Other

Brocade was incorporated in California on August 24, 1995 and reincorporated in Delaware on May 14, 1999. Brocade’s mailing address and executive offices are located at 130 Holger Way, San Jose, California 95134. Brocade’s telephone number is (408) 333-8000. Brocade’s corporate Web site is www.brocade.com. Brocade’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on Brocade’s Web site when such reports are available on the U.S. Securities and Exchange Commission (“SEC”) Web site. The public may read and copy any materials filed by Brocade with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content of any Web site referred to in this Form 10-K is not incorporated by reference into this filing. Further, Brocade’s references to the Uniform Resource Locators (“URLs”) for these Web sites are intended to be inactive textual references only.

Brocade, the B-wing symbol, BigIron, DCFM, DCX, Fabric OS, FastIron, IronView, NetIron, SAN Health, ServerIron, TurboIron, and Wingspan are registered trademarks, and Brocade Assurance, Brocade NET Health, Brocade One, Extraordinary Networks, MyBrocade, VCS, and VDX are trademarks of Brocade Communications Systems, Inc. in the United States (“U.S.”) and/or in other countries. Other brands, products, or service names mentioned are or may be trademarks or service marks of their respective owners.

Item 1A.	Risk Factors

Intense competition in the market for networking solutions could prevent Brocade from increasing or maintaining revenue, profitability and cash flows with respect to its networking solutions.

The networking market is becoming increasingly competitive. While Cisco maintains a dominant position in the Ethernet networking market, other companies have strengthened their networking portfolio through acquisitions, including HP’s acquisition of 3Com and IBM’s acquisition of Blade Network Technologies. Both HP and IBM are important OEM partners for Brocade in the Fibre Channel switching market, yet also are competitive with Brocade in other respects. EMC, one of Brocade’s top OEM customers in terms of Fibre Channel sales and a go-to-market and technology partner since 1997, has formed a coalition with Cisco and VMware called the “Virtual Computing Environment” (VCE) through which VCE and its business partners would sell packaged “cloud computing” and data center virtualization solutions. Further, Cisco and EMC announced a joint venture, which is designed to serve as a support and services arm of VCE. The above-referenced acquisition and business partnerships demonstrate the increasingly complex nature of relationships within the networking industry.

Other competitors in the Ethernet networking market include Arista Networks, Alcatel-Lucent, Enterasys Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Force10 Networks, Inc., Huawei Technologies Co. Ltd., Juniper Networks, Inc. and most recently, Oracle Corporation through its acquisition of Sun Microsystems, Inc. Brocade also competes with Cisco and QLogic Corporation in the Fibre Channel switching market and with QLogic and Emulex Corporation in the server connectivity or HBA market. Some of these competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Brocade’s competitors could also adopt more aggressive pricing policies than Brocade. Brocade believes that competition based on price may become more aggressive than it has traditionally experienced. As a result of these factors, Brocade’s competitors could also devote greater resources to the development, promotion and sale of their products than Brocade and, as a result, may be able to respond more quickly to changes in customer or market requirements. Brocade’s failure to successfully compete in the market would harm Brocade’s business and financial results.

In addition, the advent and customer adoption of new technologies such as Fibre Channel over Ethernet (“FCoE”) and Data Center Bridging (“DCB”), formerly called Converged Enhanced Ethernet (“CEE”), may displace existing solutions in actual customer implementations, leading to erosion of the total addressable market (“TAM”) for Fibre Channel products of the type that Brocade currently delivers. While Brocade offers FCoE products and has recently introduced a new family of DCB products as part of its overall networking portfolio, the potential for reduction of Fibre Channel TAM where Brocade is a market leader may harm Brocade’s business and financial results.

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

Brocade has introduced a significant number of new products in the last 12 months, including products across its family of Ethernet and Data Storage networking solutions, which accounts for a substantial portion of Brocade’s revenues. Brocade has also invested significant R&D resources in developing new products based on Ethernet Fabric technology for server virtualization within data centers. Specifically, Brocade has recently introduced the Brocade VDX Ethernet Fabric Switches powered by its Virtual Cluster Switching (“VCS”) technologies as the first products within this category.

Developing new offerings requires significant upfront investments that may not result in revenue for an extended period of time, if at all. Brocade must achieve widespread market acceptance of Brocade’s new product and service offerings on a timely basis in order to realize the benefits of Brocade’s investments. Additionally, Brocade recently focused substantial resources to emphasize the Ethernet networking market through a channels strategy, including the hiring of incremental new sales persons focused primarily on Brocade’s Ethernet networking products. This focus towards the Ethernet networking market may negatively impact Brocade’s other businesses such as its Data Storage networking products because management’s attention and limited resources such as employees may be reallocated away from Brocade’s Data Storage products and towards Ethernet products instead.

The success of Brocade’s product and service offerings depends on numerous factors, including its ability to:

•	Properly determine the market for and define new products and services;

•	Develop and introduce the new products and services in a timely manner;

•	Differentiate Brocade’s new products and services from its competitors’ technology and product offerings;

•	Address the complexities of interoperability of Brocade’s products with its installed base, OEM partners’ server and storage products and its competitors’ products; and

•	Maintain high levels of product quality and reliability.

Various factors impacting market acceptance are outside of Brocade’s control, including the following:

•	The availability and price of competing products and alternative technologies;

•	The cost of certain product subcomponents, which could reduce Brocade’s gross margins;

•	Product qualification requirements by Brocade’s OEM partners, which can cause delays in the market acceptance;

•	The timing of the adoption of new industry standards relative to Brocade’s development of new technologies and products;

•	The ability of its OEM partners to successfully distribute, support and provide training for its products; and

•	Customer acceptance of Brocade’s products, including its Ethernet solutions.

If Brocade is not able to successfully develop and market new and enhanced products and services on a timely basis, its business and results of operations will likely be harmed.

As Brocade introduces new or enhanced products, Brocade must also successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. When Brocade introduces new or enhanced products, Brocade faces numerous risks relating to product transitions, including the inability to accurately forecast demand, manage excess and obsolete inventories, address new or higher product cost structures, and manage different sales and support requirements due to the type or complexity of the new products. In addition, any customer uncertainty regarding the timeline for rolling out new products or Brocade’s plans for future support of existing products may negatively impact customer purchase decisions.

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

In addition, to maintain Brocade’s gross margins, Brocade must maintain or increase the number of products shipped, develop and introduce new products and product enhancements, and continue to reduce the manufacturing costs of Brocade’s products. While Brocade has successfully reduced the cost of manufacturing Brocade’s products in the past, Brocade may not be able to continue to reduce cost of production at historical rates. Moreover, most of Brocade’s expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, Brocade may not be able to decrease its spending quickly enough or in sufficient amounts to offset any unexpected shortfall in revenues. If this occurs, Brocade could incur losses and Brocade’s operating results and gross margins could be below expectations. Additionally, Brocade’s gross margins may be negatively affected by fluctuations in manufacturing volumes, component costs, foreign currency exchange rates, the mix of product configurations sold and the mix of distribution channels through which its products are sold. In addition, if product or related warranty costs associated with Brocade’s products are greater than previously experienced, Brocade’s gross margins may also be adversely affected. Finally, increased costs resulting from higher-than-anticipated oil prices and the volatility of the value of the U.S. dollar may affect the costs of components used in Brocade’s products and negatively affect Brocade’s gross margins.

The failure to accurately forecast demand for Brocade’s products or the failure to successfully manage the production of Brocade’s products could negatively affect the supply of key components for Brocade’s products and Brocade’s ability to manufacture and sell Brocade’s products.

Brocade provides product forecasts to its contract manufacturers and places purchase orders with them in advance of the scheduled delivery of products to Brocade’s customers. Moreover, in preparing sales and demand forecasts, Brocade relies largely on input from its partners and its resellers and end-user customers. Therefore, if Brocade or its partners are unable to accurately forecast demand, or if Brocade fails to effectively communicate with its distribution partners about end-user demand or other time-sensitive information, the sales and demand forecasts may not reflect the most accurate, up-to-date information. If these forecasts are inaccurate, Brocade may be unable to obtain adequate manufacturing capacity from its contract manufacturers to meet customers’ delivery requirements or Brocade may accumulate excess inventories. Furthermore, Brocade may not be able to identify forecast discrepancies until late in its fiscal quarter. Consequently, Brocade may not be able to make adjustments to its business model. If Brocade is unable to obtain adequate manufacturing capacity from its contract manufacturers, or if Brocade is unable to make necessary adjustments to Brocade’s business model, revenue may be delayed or even lost to Brocade’s competitors and Brocade’s business and financial results may be harmed. If excess inventories accumulate, Brocade’s gross margins may be negatively impacted by write- downs for excess and/or obsolete inventory. In addition, Brocade may experience higher fixed costs as it expands its contract manufacturer capabilities, which could negatively affect Brocade’s ability to react quickly if demand suddenly decreases.

Brocade’s ability to accurately forecast demand also may become increasingly more difficult as Brocade enters new or adjacent markets, introduces new products, begins phasing out certain products, or acquires other companies or businesses. Forecasting demand for new or adjacent markets, particularly where the markets are not yet well-established, may be highly speculative and uncertain. For products that are nearing end of life or are being replaced by new versions, it may be difficult to forecast how quickly to decrease production on the older products and ramp up production on the new products. Brocade may be unable to obtain adequate supply of new product components and/or manufacturing capacity from its contract manufacturers to meet customers’ delivery requirements that may negatively impact revenues, or Brocade may accumulate excess inventories that may negatively impact gross margins due to write-downs for excess and/or obsolete inventory. In addition, acquired companies or businesses may offer less visibility into demand than Brocade typically has experienced, may cause customer uncertainty regarding purchasing decisions, and may use different measures to evaluate demand that are less familiar to Brocade and thus more difficult to accurately predict.

In addition, although the purchase orders placed with Brocade’s contract manufacturers are cancelable in certain circumstances, Brocade could be required to purchase certain unused material not returnable, usable by, or sold to other customers if Brocade cancels any of Brocade’s orders. This purchase commitment exposure is particularly high in periods of new product introductions and product transitions. If Brocade is required to purchase unused material from Brocade’s contract manufacturers, Brocade could incur unanticipated expenses, including write-downs for excess and/or obsolete inventory, and Brocade’s business and financial results could be negatively affected. In the past, Brocade has experienced delays in shipments of its Ethernet products from its contract manufacturers and OEMs, which in turn delayed product shipments to its customers. Brocade may in the future experience similar delays or other problems, such as insufficient quantity of product, acquisition by a competitor or business failure of any of its OEMs, any of which could harm Brocade’s business and operating results.

Brocade is subject to, and may in the future be subject to other, intellectual property infringement claims and litigation that are costly to defend and/or settle, and that could result in significant damage and cost awards against Brocade and limit Brocade’s ability to use certain technologies in the future.

Brocade competes in markets that are frequently subject to claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted patent, copyright, trade secret, and/or other IP-related claims against Brocade and/or employees of Brocade. These claims may be, and have been in the past, made against Brocade’s products and services, subcomponents of its products, methods performed by its products or used in its operations, or uses of its products by its customers, or may concern Brocade’s hiring of a former employee of the third party claimant. Brocade and companies acquired by Brocade, such as Foundry, have in the past incurred, are currently incurring and will in the future incur substantial expenses to defend against such third-party claims. For instance, Brocade currently is defending patent-related lawsuits, including lawsuits originally filed against Foundry by Enterasys Networks, Inc. and Chrimar Systems, Inc. In addition, Brocade may be subject to indemnification obligations with respect to infringement of third-party intellectual property rights pursuant to Brocade agreements with suppliers, OEM and channel partners or customers. The opposing litigants and other third party asserters of such intellectual property claims may be unreasonable in their positions, or in their demands, or may simply refuse to settle, which could lead to expensive settlement payments, prolonged periods of litigation expenses, additional burden on employees or other resources and distraction from Brocade’s business initiatives and operations. In the event of an adverse determination, Brocade could incur substantial monetary liability and be prohibited from utilizing certain technology, hiring certain people, shipping or importing certain products or incorporating necessary components into Brocade’s products. Suppliers of components or OEM systems to Brocade may be unwilling to, or not be able to, defend or indemnify Brocade against third-party assertions directed at the components or systems they supply to Brocade, and may be unwilling to take licenses that would assure Brocade’s supply of such components or OEM systems.

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

Brocade’s intellectual property rights may be infringed or misappropriated by others. In some cases, such infringement or misappropriation may be undetectable, or enforcement of Brocade’s rights may be impractical. Brocade has filed, and may in the future file, lawsuits against third parties in an effort to enforce its intellectual property rights. For instance, Brocade filed in the fourth quarter of fiscal year 2010 a patent infringement, copyright infringement, trade secret misappropriation and unfair competition lawsuit against A10 Networks, Inc. and certain individuals. Intellectual property litigation is expensive and unpredictable. There can be no assurance that Brocade will prevail in such enforcement efforts, either on the merits, or with respect to particular relief sought, such as damages or an injunction. Further, the opposing party may attempt to prove that the asserted intellectual property rights are invalid or unenforceable, and, if successful, may seek recompense for its attorney fees and costs. Further, the opposing party may counterclaim against Brocade, for example, for infringement of its own patents or intellectual property rights, or other intellectual property, tort or contract claims, which could lead to further expense and potential exposure for Brocade.

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

Brocade uses several different routes to market for executing on its sales strategy including use of an OEM sales model focused on a few major OEM partners, and an expanded channel sales model. The loss of any of these OEM customers or channel partners or any other significant failure to execute on Brocade’s overall sales strategy could significantly reduce Brocade’s revenues and negatively affect Brocade’s financial results.

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

Brocade depends on recurring purchases from a limited number of large OEM partners for a substantial portion of its revenues. As a result, these large OEM partners have a significant influence on Brocade’s quarterly and annual financial results. For fiscal years 2010, 2009 and 2008, the same three customers each represented 10% or more of Brocade’s total net revenues. Brocade’s agreements with its OEM partners are typically cancelable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. Brocade’s OEM partners could also elect to eliminate, reduce, or rebalance, the amount they purchase from Brocade and/or increase the amount purchased from Brocade’s competitors. Also, one or more of Brocade’s OEM partners could elect to consolidate or enter into a strategic partnership with one of Brocade’s competitors, which could reduce or eliminate Brocade’s future revenue opportunities with that OEM partner. Brocade anticipates that a significant portion of its revenues and operating results will continue to depend on sales to a relatively small number of OEM partners. The loss of any one significant OEM partner, or a decrease in the level of sales to any one significant OEM partner, or unsuccessful quarterly negotiation on key terms, conditions or timing of purchase orders placed during a quarter, would likely cause serious harm to Brocade’s business and financial results.

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

The loss or delay of continued orders from any of Brocade’s more significant customers, such as the U.S. government or individual agencies within the U.S. government, or companies within the financial services, education and health sectors, could also cause its revenue and profitability to suffer. For example, if Brocade is unable to offer qualified products to such government customers due to regulations and requirements with respect to country of origin designation, or if Brocade experiences governmental procurement delays due to the timing of approval of the federal budget or other reasons. Brocade’s government orders could decrease, which would negatively impact its revenue and operating results. In addition, Brocade’s ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of its products. In addition, a change in the mix of Brocade’s customers, or a change in the mix of direct and indirect sales, could adversely affect its revenue and gross margins.

Brocade is dependent on sole source and limited source suppliers for certain key components, the loss of which may significantly impact results of operations.

Although Brocade uses standard parts and components for its products where possible, Brocade’s contract manufacturers currently purchase, on Brocade’s behalf, several key components used in the manufacture of its products from single or limited supplier sources. Brocade’s principal single source components include its application-specific integrated circuits (“ASICs”) and Brocade’s principal limited source components include memory, certain oscillators, microprocessors, certain connectors, certain logic chips, power supplies, programmable logic devices, printed circuit boards, certain optical components, packet processors and switching fabrics. Brocade generally acquires these components through purchase orders and has no long-term commitments regarding supply or pricing with such suppliers. If Brocade is unable to obtain these and other components when required or if Brocade experiences significant component defects, Brocade may not be able to deliver Brocade’s products to Brocade’s customers in a timely manner. In addition, a challenging economic or industry environment could cause some of these sole source or limited source suppliers to delay or halt production or to go out of business or be acquired by third parties, which could result in a disruption in Brocade’s supply chain. Brocade’s supply chain could also be disrupted in a variety of other circumstances that may impact its suppliers and partners, including adverse results from intellectual property litigation or natural disasters. As a result, Brocade’s business and financial results could be harmed.

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

Brocade carries a substantial amount of acquired intangible assets, goodwill and deferred tax assets on its balance sheet. The goodwill and acquired intangibles predominately relate to the Ethernet business in connection with Brocade’s acquisition of Foundry in December 2008. Brocade’s determination of fair value of long-lived assets relies on management’s assumptions of future revenues, operating costs, and other relevant factors. In response to changes in industry and market conditions, Brocade may be required to realign its resources strategically and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in, or dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Similarly, if management’s estimates of future operating results change or if there are changes to other assumptions, such as the discount rate applied to future cash flows, the estimate of the fair value of Brocade’s reporting units could change significantly, which could result in goodwill impairment charges. Brocade’s estimates with respect to the useful life or ultimate recoverability of Brocade’s carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. For example, during the three months ended May 2, 2009, Brocade recorded a non-cash $53.3 million impairment charge in connection with the decision to no longer offer Brocade’s suite of Files products. Brocade is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements, and sensitivity analysis performed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Brocade concludes that it is more-likely-than-not that the Company will realize its deferred tax assets based on positive evidence of its history of profits and projections of future income. Accordingly, the Company only applies a valuation allowance on the deferred tax assets relating to capital loss and investment loss carryforwards. In the event future income by jurisdiction is less than what is currently projected, Brocade may be required to apply a valuation allowance to these deferred tax assets in jurisdictions where realization of such assets are no longer more-likely-than-not (see Note 15, “Income Taxes”, of the Notes to Consolidated Financial Statements).

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

Brocade has in the past acquired, or made strategic investments in, other companies, products or technologies, and Brocade expects to make additional acquisitions and strategic investments in the future. Examples of recent acquisitions include Foundry in December 2008, Strategic Business Systems, Inc. in March 2008 and McDATA Corporation in January 2007. Brocade may not realize the anticipated benefits of any of its acquisitions or strategic investments, which involve numerous risks, including:

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

•

Potential write-down of goodwill, acquired intangible assets and/or deferred tax assets, which are subject to impairment testing on an annual basis, and could significantly impact Brocade’s operating results; and

•

Dilution of the ownership percentage held by Brocade’s stockholders to the extent equity is used as consideration or option plans are assumed, such as in the case of the Foundry acquisition, in which approximately 125.1 million additional shares of Brocade common stock became issuable in connection with the assumption or substitution of Foundry equity awards.

If Brocade is not able to successfully integrate businesses, products, technologies or personnel that Brocade acquires, or to realize expected benefits of Brocade’s acquisitions or strategic investments, Brocade’s business and financial results would be adversely affected.

Brocade’s quarterly and annual revenues and operating results may fluctuate in future periods due to a number of factors, which make predicting results of operations difficult and could adversely affect the trading price of Brocade’s stock.

Information technology spending is subject to cyclical and uneven fluctuations. It can be difficult to predict the degree to which the seasonality and uneven sales patterns of Brocade’s OEM partners or other customers will affect Brocade’s business in the future, particularly as Brocade releases new products. While Brocade’s first and fourth fiscal quarters have typically been seasonally stronger quarters than its second and third fiscal quarters, particularly for storage networking products, future buying patterns may differ from historical seasonality. In addition, the Federal budget for government IT spending can be subject to delay and uncertainty from time to time due to political and legislative volatility, which can cause Brocade’s financial results to fluctuate unevenly and unpredictably.

Uneven sales patterns are not only difficult to predict, but also can result in irregular shipment patterns that can cause shortages or underutilized capacity, increase costs due to higher inventory levels, and otherwise adversely impact inventory planning. For example, Brocade’s Ethernet networking business has experienced significantly higher levels of sales towards the end of a period. Orders received towards the end of the period may not ship within the period due to Brocade’s manufacturing lead times. This exposes Brocade to additional inventory risk because Brocade must order products in anticipation of expected future orders and additional sales risk if Brocade is unable to fulfill unanticipated demand. In addition, receipt of a high number of customer orders towards the end of a fiscal quarter will increase reported receivables outstanding as a fraction of reported sales and result in higher days sales outstanding.

Brocade’s quarterly and annual revenues and operating results may vary significantly in the future due to the factors noted above as well as other factors, including but not limited to, the following:

•	Disruptions, or a continued decline, in general economic conditions, particularly in the information technology industry;

•	Announcements of pending or completed acquisitions or other strategic transactions by Brocade, its competitors or its partners;

•	Announcements, introductions and transitions of new products by Brocade, its competitors or its partners;

•	The timing of customer orders, product qualifications and product introductions of Brocade’s partners;

•	Long and complex sales cycles;

•	Internal supply and inventory management objectives of Brocade’s OEM partners and other customers;

•	Brocade’s ability to timely produce products that comply with new environmental restrictions or related requirements of its customers;

•	Brocade’s ability to obtain sufficient supplies of sole- or limited-sourced components, including ASICs, microprocessors, certain connectors, certain logic chips and programmable logic devices;

•	Increases in prices of components used in the manufacture of Brocade’s products;

•	Variations in the mix of Brocade’s products sold and the mix of distribution channels and geographies through which they are sold;

•	Pending or threatened litigation, including any settlements or judgments related to such litigation;

•	Stock-based compensation expense that is affected by Brocade’s stock price;

•	Examinations by government tax authorities that may have unfavorable outcomes and subject Brocade to additional tax liabilities;

•	New legislation and regulatory developments, including increases to tax rates or changes to treatment of an income or expense item; and

•	Other risk factors detailed in this section.

Accordingly, Brocade’s quarterly and annual revenues and operating results may vary significantly in future. The results of any prior periods should not be relied upon as an indication of future performance. Brocade cannot assure you that in some future quarter Brocade’s revenues or operating results will not be below Brocade’s projections or the expectations of stock market analysts or investors, which could cause Brocade’s stock price to decline.

The recent economic slowdown adversely affected Brocade’s operating results and financial condition and economic slowdowns in the future may have similar or greater negative impact.

In the past, unfavorable or uncertain economic conditions and reduced global information technology spending rates have resulted in growth rates below historical patterns and have adversely affected Brocade’s operating results. For example, the domestic and global economies recently underwent a period of significant uncertainty and slowdown, which resulted in reduced demand for information technology, including high-performance data networking solutions. In addition, the domestic and global economies could experience a prolonged slowdown or even a “double dip” recession that could further reduce demand for information technology products. Brocade is particularly susceptible to reductions in information technology spending because the purchase of IT-related products is often discretionary and may involve a significant commitment of capital and other resources. Different geographic regions (e.g., EMEA or Japan) may experience greater economic slowdowns and/or longer recovery periods, which may adversely impact IT spending in those regions. Future delays or reductions in information technology spending, domestically and/or internationally, could harm Brocade’s business, results of operations and financial condition in a number of ways, including longer sales cycles, increased inventory provisions, increased production costs, lowered prices for its products and reduced sales volumes. Similarly, if Brocade’s suppliers face challenges in obtaining credit or otherwise in operating their businesses, they may become unable to continue to offer the materials Brocade uses to manufacture its products or may offer the materials at higher prices. These events have caused, and future slowdowns may cause, reductions in Brocade’s revenue, profitability and cash flows; increased price competition and operating costs; longer fulfillment cycles; and may cause many other risks noted in this filing, which could adversely affect Brocade’s business, results of operations and financial condition.

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

A significant portion of Brocade’s sales occur in international jurisdictions. In addition, Brocade’s contract manufacturers have significant operations in China. Brocade plans to continue to expand its international operations and sales activities. Brocade’s international sales of its Ethernet networking products have primarily depended on its resellers, including Pan Dacom GmbH in Europe, Stark Technology Inc. in Taiwan, Net One Systems in Japan and Samsung Corporation in Korea. The failure by international resellers to sell Brocade’s products could limit its ability to sustain and grow revenue. Maintenance or expansion of international operations involves inherent risks that Brocade may not be able to control, including:

•	Exposure to economic instability or fluctuations in international markets;

•	Reduced or limited protection of intellectual property rights, particularly in jurisdictions that have less developed intellectual property regimes such as China and India;

•	Managing research and development teams in geographically diverse locations, including teams divided between the United States and India;

•	Significant wage inflation in certain growing economies such as India;

•	Increased exposure to foreign currency exchange rate fluctuations, including the appreciation of foreign currencies such as the Chinese yuan;

•	Supporting multiple languages;

•	Recruiting sales and technical support personnel with the skills to design, manufacture, sell and support Brocade’s products;

•	Complying with governmental regulation of encryption technology and regulation of imports and exports, including obtaining required import or export approval for its products;

•	Increased complexity and costs of managing international operations;

•	Commercial laws and business practices that favor local competition;

•	Multiple, potentially conflicting, and changing governmental laws, regulations and practices, including differing export, import, tax, labor, anti-bribery and employment laws;

•	Longer sales cycles and manufacturing lead times;

•	Increased costs of local labor, including labor markets in China and India;

•	Difficulties in collecting accounts receivable; and

•	Increased complexity of logistics and distribution arrangements.

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

To date, no material amount of Brocade’s international revenues and cost of revenues have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make Brocade’s products more expensive and, thus, not competitively priced in foreign markets. Additionally, a decrease in the value of the U.S. dollar relative to foreign currencies could increase Brocade’s product and operating costs in foreign locations (e.g., appreciation of the Chinese yuan). In the future, a larger portion of Brocade’s international revenues may be denominated in foreign currencies, which will subject Brocade to additional risks associated with fluctuations in those foreign currencies. In addition, Brocade may be unable to successfully hedge against any such fluctuations.

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

Brocade’s success depends, to a significant degree, upon the continued contributions of key management, engineering, sales and other talent, many of whom would be difficult to replace. Brocade believes its future success will also depend, in large part, upon Brocade’s ability to attract and retain highly skilled managerial, engineering, sales and other talent, and on the ability of management to operate effectively, both individually and as a group, in geographically diverse locations. There is a limited number of qualified talent in each applicable market and competition for such employees is strong. In particular, Brocade operates in various locations with competitive labor markets including Bangalore, India and San Jose, California, as well as certain emerging labor markets, such as the Eastern European and Latin American markets. In the past, Brocade has experienced difficulty in hiring qualified talent in areas such as ASICs, software, system and test, sales, marketing, service, key management and customer support. Any future declines in Brocade’s stock price will reduce the value of equity awards and may result in additional “underwater” stock options held by its employees. If such a decline in Brocade’s stock price were to occur, Brocade’s ability to incentivize or retain qualified talent could be negatively impacted. Brocade’s ability to retain qualified talent may also be affected by future and recent acquisitions, which may cause uncertainty and loss of key talent. The loss of the services of any of Brocade’s key employees, the inability to attract or retain qualified talent in the future, or delays in hiring required talent, particularly engineers and sales talent, could delay the development and introduction of Brocade’s products or services, and negatively affect Brocade’s ability to sell its products or services.

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

Upon completion of the acquisition of Foundry in December 2008, Brocade increased its indebtedness by approximately $1.1 billion, which is substantially greater than its indebtedness prior to the acquisition. The $1.1 billion debt was originally issued under a term loan facility. While the amount of the debt has been refinanced and reduced in part, the financial and other covenants agreed to by Brocade in connection with such indebtedness and the increased indebtedness and higher debt-to-equity ratio of Brocade in comparison to that of Brocade on a recent historical basis will have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions and increasing borrowing costs, and may adversely affect Brocade’s operations and financial results. The increased indebtedness may also adversely affect Brocade’s ability to access sources of capital or incur certain liens. In addition, Brocade’s failure to comply with these covenants could result in a default under the applicable debt financing agreements, which could permit the holders to accelerate such debt or demand payment in exchange for a waiver of such default. If any of Brocade’s debt is accelerated, Brocade may not have sufficient funds available to repay such debt. The current debt under the Senior Secured Credit Facility has a floating interest rate and an increase in interest rates may negatively impact Brocade’s financial results. The mandatory debt repayment schedule on the Senior Secured Credit Facility may negatively impact Brocade’s cash position and reduce Brocade’s financial flexibility. In addition, any negative changes by rating agencies to Brocade’s credit rating may negatively impact the value and liquidity of Brocade’s debt and equity securities and Brocade’s ability to access sources of capital.

Brocade’s business is subject to increasingly complex corporate governance, public disclosure, accounting and tax requirements, and environmental regulations that could adversely affect Brocade’s business and financial results.

Brocade is subject to changing rules and regulations of federal and state government as well as the stock exchange on which Brocade’s common stock is listed. These entities, including the Public Company Accounting Oversight Board, the FASB, the SEC, the IRS and NASDAQ, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. In addition, the Department of Treasury, the SEC and various Congressional representatives have recently proposed additional rules and regulations that may go into effect in the near future. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act was enacted. The Act included significant corporate governance and executive compensation-related provisions and also required the SEC to adopt additional rules and regulations in areas such as “say on pay” and proxy access. Brocade is also subject to various rules and regulations of certain foreign jurisdictions, including applicable tax regulations. Brocade’s efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. Similarly, any change in the tax law in the jurisdictions in which Brocade does business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in Brocade’s tax expense. For example, in both the 2010 and 2011 budget proposals, the President of the United States and the U.S. Treasury Department proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. In August 2010, the President enacted into law certain legislation impacting the use of foreign tax credits prospectively. Brocade is evaluating the provisions, but does not expect them to have a material impact to its financial results. Other legislation has not yet been proposed or enacted, but it is possible that these or other changes in the U.S. tax laws could increase Brocade’s U.S. income tax liability in the future.

Brocade is subject to periodic audits or other reviews by such governmental agencies. For example, Brocade is under examination by the IRS for its domestic federal income tax return for the fiscal years 2004 through 2008. In addition, Foundry’s California income tax returns for calendar years 2006 and 2007 are currently being examined by the California Franchise Tax Board. All these examination cycles remain open as of October 30, 2010. Brocade resolved its California income tax audit for the years ended October 25, 2003 and October 30, 2004. To the extent carryforwards from these years are used in the future, the California Franchise Tax Board has the right to audit the carryforward amounts. The SEC also periodically reviews Brocade’s public company filings. Any such examination or review frequently requires management’s time and diversion of internal resources and, in the event of an unfavorable outcome, may result in additional liabilities or adjustments to Brocade’s historical financial results.

The IRS is contesting Brocade’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries. Brocade appealed the Revenue Agent’s Report to the Appeals Office of the IRS for the years under examination through 2006. The IRS is also examining Brocade’s fiscal year 2007 and 2008 income tax returns. The IRS may make similar claims against Brocade’s transfer pricing arrangements in future examinations. Audits by the IRS are subject to inherent uncertainties and an unfavorable outcome could occur, such as fines or penalties. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on Brocade’s results of operations for that period or future periods. The expense of defending and resolving such an audit may be significant. The amount of time to resolve an audit is unpredictable and defending Brocade may divert management’s attention from Brocade’s day-to-day business operations, which could adversely affect Brocade’s business.

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

Brocade’s principal administrative, sales, marketing, education, customer support, and research and development facilities are located in approximately 667,000 square feet in San Jose, California. Additional administrative and research and development facilities are located in approximately 213,000 square feet, in aggregate, in Broomfield, Colorado and Plymouth, Minnesota. Approximately 150,000 square feet of such space is leased and 730,000 square feet is owned. Brocade believes that its existing properties, including both owned and leased, are in good condition and are suitable for the conduct of its business. Brocade also productively utilizes the majority of the space in its facilities.

Brocade’s leased properties have expirations through November 2020. In addition to the noted facilities, Brocade leases administrative, sales and marketing office space in various locations to serve its customers throughout the world. On May 23, 2008, the Company purchased property located in San Jose, California, which consisted of three unimproved building parcels that were entitled for approximately 562,000 square feet of space in three buildings. In connection with the purchase, Brocade also engaged a third party as development manager to manage the development and construction of improvements on the property. The construction of the campus, including three office buildings, was completed in fiscal year 2010, and serves as the Company’s headquarters.

Brocade has four operating segments. Due to the interrelation of these segments, these segments use substantially all of the properties at least in part, and Brocade retains the flexibility to use each of the properties in whole or in part for each of the segments.

Brocade’s properties are subject to a perfected first interest in and mortgages on its tangible and intangible assets as further described in Note 9 (see “Borrowing” of Note 9) of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Item 3.	Legal Proceedings

The information set forth in Note 10 (see “Legal Proceedings” of Note 10) of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Brocade’s common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” Prior to Brocade’s initial public offering on May 24, 1999, there was no public market for its common stock. Information regarding the high and low closing sales prices per share of Brocade’s common stock as reported on the NASDAQ Global Select Market for each full quarterly period for the last two fiscal years is set forth in “Quarterly Summary” in Part II, Item 8 of this Form 10-K.

According to records of Brocade’s transfer agent, Brocade had 969 stockholders of record as of December 10, 2010 and it believes there is a substantially greater number of beneficial holders. Brocade has never declared or paid any cash dividends on its common stock. Brocade currently expects to retain any future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Information with respect to restrictions on paying dividends is set forth in Note 9 (see “Borrowing” of Note 9) of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

There were no unregistered sales of equity securities during the fiscal year ended October 30, 2010. Information with respect to securities authorized for issuance under equity compensation plans is set forth in Note 12 (see “Equity Compensation Plans” of Note 12) of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

There were no share repurchases during the three months ended October 30, 2010.

Stock Performance Graph

The graph below shows a comparison for the period commencing on October 29, 2005 and ending on October 30, 2010 of the annual percentage change in the cumulative total stockholder return for Brocade common stock, assuming the investment of $100.00 on October 29, 2005, with the cumulative total stockholder returns for the NASDAQ Composite Index and the NASDAQ Telecommunications Index, assuming the investment of $100.00 respectively on October 31, 2005. The stockholder returns over the indicated periods below are weighted based on market capitalization at the beginning of each measurement point and are not indicative of, or intended to forecast, future performance of Brocade’s common stock. Data for the NASDAQ Composite Index and the NASDAQ Telecommunications Index assume reinvestment of dividends. Brocade has never declared or paid dividends on its common stock and has no present plans to do so.

	10/29/05	10/28/06	10/27/07	10/25/08	10/31/09	10/30/10
Brocade Communications Systems, Inc.	100.00	234.17	251.39	85.83	238.89	176.39
NASDAQ Composite	100.00	113.22	136.41	80.89	97.96	120.80
NASDAQ Telecommunications	100.00	117.16	159.50	85.22	106.14	124.88

Item 6.	Selected Financial Data

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

	Fiscal Year Ended
	October 30, 2010 (1)	October 31, 2009 (2)	October 25, 2008 (3)	October 27, 2007 (4)	October 28, 2006
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$2,094,363	$1,952,926	$1,466,937	$1,236,863	$750,592
Cost of revenues	860,033	919,426	606,565	575,451	305,184

Gross margin	1,234,330	1,033,500	860,372	661,412	445,408

Operating expenses:
Research and development	354,260	354,809	255,571	213,311	164,843
Sales and marketing	534,458	385,155	274,311	211,168	139,434
General and administrative	67,848	84,962	58,172	46,980	31,089
Legal fees associated with indemnification obligations, SEC investigation and other related costs, net	(163)	23,941	48,673	46,257	13,654
Provision for class action lawsuit	—	—	160,000	—	—
Provision for SEC settlement	—	—	—	—	7,000
Amortization of intangible assets	65,623	68,718	31,484	24,719	2,294
Acquisition and integration costs	204	5,127	682	19,354	9,646
Restructuring costs and facilities lease loss (benefit), net	1,059	2,329	2,731	—	3,775
In-process research and development	—	26,900	—	—	—
Goodwill and acquisition-related intangible assets impairment	—	53,306	—	—	—

Total operating expenses	1,023,289	1,005,247	831,624	561,789	371,735

Income from operations	211,041	28,253	28,748	99,623	73,673
Interest income	763	4,896	24,568	36,989	29,233
Other income (loss), net	(7,215)	(7,278)	2,299	1,512	(135)
Interest expense (5)	(85,858)	(99,294)	(17,249)	(11,295)	(7,082)
Gain (loss) on sale of investments and property, net	(8,551)	(602)	(6,874)	13,205	2,663
Loss on impairment of portfolio investments	—	—	(8,751)	—	—

Income (loss) before provision for (benefit from) income taxes (5)	110,180	(74,025)	22,741	140,034	98,352
Income tax provision (benefit) (5)	(8,672)	7,359	(144,651)	68,043	30,723

Net income (loss) (5)	$118,852	$(81,384)	$167,392	$71,991	$67,629

Net income (loss) per share—basic (5)	$0.27	$(0.20)	$0.45	$0.20	$0.25

Net income (loss) per share—diluted (5)	$0.25	$(0.20)	$0.44	$0.19	$0.25

Shares used in per share calculation—basic	446,996	398,948	375,303	362,070	269,602

Shares used in per share calculation—diluted	482,741	398,948	385,641	375,250	274,142

Consolidated Balance Sheet Data:
Cash, cash equivalents, investments, and marketable equity securities	$335,982	$338,871	$820,125	$793,330	$582,554
Working capital	305,168	30,088	239,700	502,499	428,233
Total assets (5)	3,654,175	3,671,420	3,306,151	1,930,100	900,718
Non-current liabilities associated with facilities lease losses	3,984	10,150	15,007	25,742	11,105
Term loan, current and long-term portion	325,897	898,936	1,055,005	—	—
Senior secured notes	595,373	—	—	—	—
Convertible subordinated debt (5)	—	169,332	159,157	149,814	—
Total stockholders’ equity (5)	2,046,301	1,778,004	1,300,246	1,284,342	616,230

(1)	The fiscal year ended October 30, 2010 reflects the reclassification of system engineer costs from cost of revenues to sales and marketing expenses. Fiscal years ended October 31, 2009 and October 25, 2008 have not been updated for the new cost classification implemented in 2010 (see “Gross margin (loss)” and “Sales and marketing expenses” within Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and Note 1, “Basis of Presentation and Reclassification,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K).
(2)	The fiscal year ended October 31, 2009 includes the impact of the acquisition of Foundry, which was completed in the first fiscal quarter (see Note 3, “Acquisitions,” of the Notes to Consolidated Financial Statements), and the one-time $26.9 million in-process research and development charge in connection with this acquisition. The fiscal year ended October 31, 2009 also includes the impact of the impairment of the Files reporting unit (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K).
(3)	The fiscal year ended October 25, 2008 includes the impact of the release of the valuation allowance of deferred tax assets which resulted in a tax benefit of $174.4 million during the year ended October 25, 2008. The fiscal year ended October 25, 2008 also includes the provision for a class action lawsuit of $160.0 million relating to a preliminary settlement reached between Brocade and the lead plaintiffs for the federal securities class action on May 30, 2008.
(4)	The fiscal year ended October 27, 2007 includes the impact of the acquisition of McDATA, which was completed in the second fiscal quarter of 2007.
(5)	As adjusted due to the adoption of update to ASC 470-20 relating to accounting for convertible debt instruments (see Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading supplier of end-to-end networking solutions and services for businesses and organizations of all types and sizes, including global enterprises, and service providers. Our business model is driven by our two key markets, namely our core Data Storage business, where we offer directors, switches, top-of-rack switches, end-of-row switches, HBAs, converged network products and server virtualization solutions, and our newer Ethernet business, which we acquired in December 2008 as part of our acquisition of Foundry, where we offer modular and stackable 1 GbE, 10 GbE, and 100 GbE solutions, as well as application delivery, security and wireless solutions.

Growth opportunities in the Data Storage market is expected to be driven by the requirements of key IT initiatives among enterprises such as server virtualization, data center consolidation and migration to higher performance technologies. We have recently implemented several initiatives to help drive both immediate and long-term growth in our Ethernet business. Our Ethernet business strategies are intended to increase net-new enterprise Ethernet accounts, and expand our market share. Moreover, we plan to continue to support our Data Storage and Ethernet growth plans by enhancing our existing partnerships and forming new ones, and through continuous innovation and new product introductions.

We do face challenges, some within and some outside our control, such as the uncertainty in the worldwide macroeconomic climate and its impact on IT spending patterns globally as well as the federal government budget in the United States. While the diversification of our business model helps mitigate some of these challenges and we expect IT spending levels to generally rise in the long-term, it is difficult to offset any such resulting short-term reductions of IT spending.

Going forward, we expect the number of Data Storage and Ethernet ports we ship to fluctuate depending on the demand for our existing and recently introduced Ethernet products and Data Storage products, as well as the timing of product transitions by our OEM partners. We currently expect that average selling prices per port for our Data Storage products will likely decline at rates consistent with historical rates of low single digits per quarter, and that average selling prices per port for our Ethernet products will likely decline in the low-to mid-single digits per quarter.

In an effort to increase our Ethernet revenues and increase our market share, we plan to invest in sales and marketing expenses. Also, with the completion of our Company campus, we expect reduced rent expense to benefit cash flow from operations and reduced capital expenditures. We expect our cash flows to increase in fiscal year 2011 as compared to fiscal year 2010, with which we intend to reduce our existing term loan, build cash balances and/or repurchase our Company’s stock.

Results of Operations

We report our fiscal year on a 52/53-week period ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Our fiscal year 2010 is a 52-week fiscal year. Our fiscal year 2009 was a 53-week fiscal year, with our second quarter of fiscal year 2009 consisting of fourteen weeks, which was one week longer than a typical quarter. Our next 53-week fiscal year will be fiscal year 2014 and our next 14-week quarter will be in the second quarter of fiscal year 2014.

Effective November 1, 2009, we adopted a new accounting standard which required the separation of the liability and equity components of our convertible subordinated debt that may be settled in cash upon conversion in a manner that reflects our economic interest cost. Accordingly, we bifurcated the debt into debt and equity components and amortized the debt discount that resulted in the “economic interest cost” in our Consolidated Statements of Operations. We have retrospectively applied the change in accounting to all periods presented, and have recast the Consolidated Financial Statements presented in this report.

During fiscal year 2010, we reviewed our cost classification, primarily related to our system engineer (“SE”) costs that were previously classified within cost of revenues. The SE’s primary role has migrated over time from assisting with customer support to primarily performing pre-sales activity to generate future business, which was enabled by the growth of our support organization, such that in 2010 the majority of the SE’s time was spent on pre-sales activity. As a result of this change, we have reclassified the SE costs within our Consolidated Statements of Operations starting in fiscal year 2010. These costs are now presented within sales and marketing expenses, as opposed to cost of revenues. Prior period amounts have not been updated for the new cost classification implemented in fiscal year 2010. See impact of this adjustment within “Gross margin (loss)” and “Sales and marketing expenses” below for comparative purposes.

Our results of operations for the years ended October 30, 2010, October 31, 2009 and October 25, 2008 are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin (loss) with respect to each segment, which is indicated as a percentage of the respective segment net revenues.

Revenues. Our revenues are derived primarily from sales of our Data Storage products, sales of our Ethernet products, and our service and support offerings related to those products.

Our total net revenues are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended
	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Data Storage	$1,243,836	59.4%	$1,191,077	61.0%	$52,759	4.4%
Ethernet Products	488,188	23.3%	424,434	21.7%	63,754	15.0%
Global Services	362,339	17.3%	337,415	17.3%	24,924	7.4%

Total net revenues	$2,094,363	100.0%	$1,952,926	100.0%	$141,437	7.2%

	Fiscal Year Ended
	October 31, 2009	% of Net Revenue	October 25, 2008	% of Net Revenue	Increase/ (Decrease)	% Change
Data Storage	$1,191,077	61.0%	$1,224,156	83.5%	$(33,079)	(2.7)%
Ethernet Products	424,434	21.7%	6,581	0.4%	417,853	6,349.4%
Global Services	337,415	17.3%	236,200	16.1%	101,215	42.9%

Total net revenues	$1,952,926	100.0%	$1,466,937	100.0%	$485,989	33.1%

The increase in total net revenues for the year ended October 30, 2010 compared with the year ended October 31, 2009 reflects growth in sales across all segments.

•

The increase in Data Storage product revenues for the fiscal year 2010 reflects a 14.3% increase in the number of ports shipped, and mix shift from 4 Gb director and switch products to 8 Gb director and switch products, which carry a higher price per port. This was partially offset by a decrease in average selling price per port of 8.7%;

•

Ethernet Products revenues for the fiscal year 2010 increased as a result of the inclusion of Foundry, which was acquired during the first fiscal quarter of 2009, for the full first fiscal quarter of 2010, and reflects the implementation of initiatives to drive both immediate and long-term growth in our Ethernet business, which offset the decrease in average selling price of approximately 12.2% during fiscal year 2010; and

•

The increase in Global Services revenues was primarily a result of the inclusion of Foundry, which was acquired during the first fiscal quarter of 2009, for the full first fiscal quarter of 2010, and higher product revenues during fiscal year 2010.

The increase in total net revenues for the year ended October 31, 2009 compared with the year ended October 25, 2008 reflects growth in sales of Ethernet Products and Global Services offerings.

•

Data Storage product revenues for the period were slightly down and reflect a 3.3% decrease in the number of ports shipped from our director and switch products and a decrease in average selling price per port of 10.4%, offset by a mix shift from 4 Gb director and switch products to 8 Gb director products, which carry a higher price per port. We believe the decline in revenues was related to the macroeconomic environment during fiscal year 2009;

•	The increase in revenues from Ethernet Products was due to sales of network switching and router products acquired as part of our acquisition of Foundry in December 2008; and

•

The increase in Global Services revenues was a result of the acquisition of Foundry in December 2008 and the inclusion of SBS, which was acquired in March 2008, for the full fiscal year 2009, as well as the continued expansion of our installed base.

Our total net revenues by geographical area are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended
	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$1,340,319	64.0%	$1,268,551	65.0%	$71,768	5.7%
Europe, the Middle East and Africa (1)	483,860	23.1%	451,002	23.1%	32,858	7.3%
Asia Pacific	173,243	8.3%	141,511	7.2%	31,732	22.4%
Japan	58,914	2.8%	59,771	3.1%	(857)	(1.4)%
Canada, Central and South America	38,027	1.8%	32,091	1.6%	5,936	18.5%

Total net revenues	$2,094,363	100.0%	$1,952,926	100.0%	$141,437	7.2%

	Fiscal Year Ended
	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$1,268,551	65.0%	$931,280	63.5%	$337,271	36.2%
Europe, the Middle East and Africa (1)	451,002	23.1%	359,678	24.5%	91,324	25.4%
Asia Pacific	141,511	7.2%	116,925	8.0%	24,586	21.0%
Japan	59,771	3.1%	37,977	2.6%	21,794	57.4%
Canada, Central and South America	32,091	1.6%	21,077	1.4%	11,014	52.3%

Total net revenues	$1,952,926	100.0%	$1,466,937	100.0%	$485,989	33.1%

(1)	Includes net revenues of $254.4 million, $177.0 million and $85.1 million for the years ended October 30, 2010, October 31, 2009 and October 25, 2008 respectively, relating to the Netherlands.

International revenues increased as a percentage of total net revenues for the year ended October 30, 2010 compared with fiscal year 2009 primarily as a result of increased revenues in the Asia Pacific region. International revenues decreased as a percentage of total net revenues for the year ended October 31, 2009 compared with fiscal year 2008 primarily as a result of the higher concentration of revenue in United States associated with the Foundry acquisition. Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM partners take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM partners, but we believe that international revenues comprise a larger percentage of our total net revenues than the attributed revenues may indicate.

A significant portion of our revenue is concentrated among a relatively small number of OEM customers. For the years ended October 30, 2010, October 31, 2009 and October 25, 2008, the same three customers each represented 10% or more of our total net revenues for a combined total of 47% (EMC with 16%, HP with 14% and IBM with 17%), 48% (EMC with 18%, HP with 13% and IBM with 17%) and 65% (EMC with 25%, HP with 18% and IBM with 22%), respectively, of our total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM partners and to the U.S. government or individual agencies within the U.S. government through our distributors. Therefore, the loss of, or a decrease in the level of sales to, or a change in the ordering pattern of any one of these customers could seriously harm our financial condition and results of operations.

A majority of our accounts receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of October 30, 2010, three customers accounted for 17%, 14% and 10%, respectively, of total accounts receivable. As of October 31, 2009, two customers accounted for 16% and 11%, respectively, of total accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral or security interests on accounts receivable balances. We have established reserves for credit losses, sales allowances, and other allowances. While we have not experienced material credit losses in any of the periods presented, there can be no assurance that we will not experience material credit losses in the future.

Gross margin (loss). Gross margin (loss) as stated below is indicated as a percentage of the respective segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues. Gross margin (loss) are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended
	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Points Change
Data Storage	$849,330	68.3%	$723,581	60.8%	$125,749	7.5%
Ethernet Products	199,208	40.8%	152,576	35.9%	46,632	4.9%
Global Services	185,792	51.3%	157,343	46.6%	28,449	4.7%

Total gross margin	$1,234,330	58.9%	$1,033,500	52.9%	$200,830	6.0%

	Fiscal Year Ended
	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Points Change
Data Storage	$723,581	60.8%	$775,111	63.3%	$(51,530)	(2.5)%
Ethernet Products	152,576	35.9%	(4,224)	(64.2)%	156,800	100.1%
Global Services	157,343	46.6%	89,485	37.9%	67,858	8.7%

Total gross margin	$1,033,500	52.9%	$860,372	58.7%	$173,128	(5.8)%

Starting fiscal year 2010, gross margin excludes SE costs which have been reclassified as operating expense. For comparative purposes, had the reclassification been affected for fiscal years 2009 and 2008, the adjusted gross margins would have been as follows (in thousands, except percentages):

	Fiscal Year Ended
	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Points Change
Data Storage	$849,330	68.3%	$783,051	65.7%	$66,279	2.6%
Ethernet Products	199,208	40.8%	195,526	46.1%	3,682	(5.3)%
Global Services	185,792	51.3%	175,469	52.0%	10,323	(0.7)%

Total gross margin	$1,234,330	58.9%	$1,154,046	59.1%	$80,284	(0.2)%

	Fiscal Year Ended
	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Points Change
Data Storage	$783,051	65.7%	$830,873	67.9%	$(47,822)	(2.2)%
Ethernet Products	195,526	46.1%	(3,552)	(54.0)%	199,078	100.1%
Global Services	175,469	52.0%	94,818	40.1%	80,651	11.9%

Total gross margin	$1,154,046	59.1%	$922,139	62.9%	$231,907	(3.8)%

For the year ended October 30, 2010 compared with fiscal year 2009, total gross margin increased in absolute dollars primarily due to higher revenues and exclusion of SE costs in fiscal year 2010. Total gross margin percentage also increased primarily due to the exclusion of SE costs from gross margin. Assuming the SE reclassification was made for fiscal year 2009 on a pro forma basis for comparative purposes, the total gross margin percentage decreased in fiscal year 2010 primarily due to lower Ethernet Products gross margins, as well as lower margins on Global Services, which offset the improved margins in the Data Storage segment.

Gross margin percentage by reportable segment increased or decreased for the year ended October 30, 2010 compared with fiscal year 2009 primarily due to the following factors which reflect the pro forma reclassification of SE costs in fiscal year 2009 for comparative purposes (the percentages below reflect the impact on gross margin):

•

Data Storage gross margins relative to net revenues increased due to a 1.0% decrease in amortization of intangible assets related to the McDATA acquisition, and a 1.9% decrease in other manufacturing costs. This was partially offset by an increase in product costs of 0.3% relative to net revenues, primarily due to a decline in average selling price;

•

Ethernet Products gross margins relative to net revenues decreased due to a 2.4% increase in product costs relative to net revenues due to lower average selling prices and shifting product mix, partially offset by cost savings, and the impact of purchase price accounting adjustment for the fiscal year 2009 related to deferred revenues. Additionally, other manufacturing costs increased 2.9% primarily on account of inventory write-downs due to product transitions, and higher manufacturing costs tied to new products; and

•

Global Services gross margins relative to net revenues decreased due to a 1.3% increase in service and support costs, primarily on account of inventory write-downs in fiscal year 2010 and cash payment pursuant to a one-time settlement of a litigation matter during the first fiscal quarter of 2010. This was partially offset by a 0.6% decrease in stock-based compensation relative to net revenues.

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

In addition, gross margin percentage by reportable segment increased or decreased for the year ended October 31, 2009 compared with fiscal year 2008 primarily due to the following factors, which do not reflect the pro forma reclassification of SE costs from cost of revenues to sales and marketing expenses:

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

Gross margin is primarily affected by average selling price per port, number of ports shipped and cost of revenues. As described above, we expect that average selling prices per port for our Data Storage products will continue to decline at rates consistent with historical rates of low single digits per quarter, and the average selling price per port of our Ethernet Products will decline in the low-to mid-single digits, unless they are further affected by accelerated pricing pressures, new product introductions by us or our competitors, or other factors that may be beyond our control. We believe that we have the ability to partially mitigate the effect of declines in average selling price per port on gross margins by reducing our product and manufacturing operations costs.

Stock-based compensation expense. Stock-based compensation expense is summarized as follows (in thousands, except percentages):

	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$101,625	4.9%	$137,219	7.0%	$(35,594)	(25.9)%

	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$137,219	7.0%	$39,036	2.7%	$98,183	251.5%

The decrease in stock-based compensation expense for the year ended October 30, 2010 compared with the fiscal year ended 2009 was primarily due to the decrease in Foundry-related deferred compensation and the completion of the Company’s long-term, performance-based equity incentive plan on October 31, 2009. The decrease was partially offset by the adoption in fiscal year 2009 of our 2009 Employee Stock Purchase Plan (“ESPP”) for which compensation expense is recognized using the graded vesting method over the twenty-four month offering period in comparison to the six-month offering period under our 1999 ESPP, which was effective for the first seven fiscal months of 2009.

The increase in stock-based compensation expense for the year ended October 31, 2009 compared with fiscal year 2008 was primarily due to increased headcount related to the acquisition of Foundry in December 2008, as well as the adoption of our 2009 ESPP for which compensation expense is recognized using the graded vesting method over the twenty-four month offering period.

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

R&D expenses are summarized as follows (in thousands, except percentages):

	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$354,260	16.9%	$354,809	18.2%	$(549)	(0.2)%

	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$354,809	18.2%	$255,571	17.4%	$99,238	38.8%

R&D expenses decreased for the year ended October 30, 2010 compared with the year ended October 31, 2009 due to the following:

$ Change 2009 to 2010 Year-to-Date (“YTD”)
Salaries and wages	$(16,150)
Stock-based compensation	(12,570)
The decrease in R&D expenses was partially offset by the increase in the following:
Expenses related to IT, facilities and other shared functions	8,933
Depreciation and amortization	6,805
Equipment and furniture	5,321
Outside services	5,185
Nonrecurring engineering expenses	1,518
Various individually insignificant items	409

Total change	$(549)

Salaries and wages decreased primarily due to lower bonuses, partially offset by headcount growth. Expenses related to IT, facilities and other shared functions increased primarily due to headcount growth and moving costs associated with preparing our new Company campus for occupancy. Depreciation and amortization increased primarily due to the build-up of our labs. Equipment and furniture increased primarily due to increased equipment purchases. Outside services increased primarily due to projects and certification costs related to our product offerings. Nonrecurring engineering expenses increased primarily due to continued development of new and enhanced products.

R&D expenses increased for the year ended October 31, 2009 compared with the year ended October 25, 2008 due to the following:

$ Change 2008 to 2009 YTD
Salaries and wages	$56,712
Stock-based compensation	30,041
Expenses related to IT, facilities and other shared functions	7,823
Nonrecurring engineering expenses	5,175
Depreciation and amortization	4,545
Various individually insignificant items	2,292
Outside services	(7,350)

Total change	$99,238

The increases in salaries and wages, expenses related to IT, facilities and other shared functions, nonrecurring engineering expenses, depreciation and amortization were primarily the result of headcount growth from the Foundry acquisition. In addition, salaries and wages were higher for the year ended October 31, 2009 compared with fiscal year 2008 due to the extra week during the second quarter of our fiscal year 2009, partially offset by an average of nine days of unpaid time resulting from the implementation of a Company-wide unpaid time off program during fiscal year 2009.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and customer service functions, costs associated with promotional and marketing programs, travel expenses, and related IT and facilities expenses.

Sales and marketing expenses are summarized as follows (in thousands, except percentages):

	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$534,458	25.5%	$385,155	19.7%	$149,303	38.8%

	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$385,155	19.7%	$274,311	18.7%	$110,844	40.4%

Starting fiscal year 2010, the Company classifies its SE costs as sales and marketing expenses. For comparative purposes, had the reclassification of SE costs from cost of revenues to sales and marketing expenses been affected for fiscal years 2009 and 2008, the pro forma sales and marketing expenses would have been as follows (in thousands, except percentages):

	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$534,458	25.5%	$505,701	25.9%	$28,757	5.7%

	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$505,701	25.9%	$336,078	22.9%	$169,623	50.5%

Sales and marketing expenses increased for the year ended October 30, 2010 compared with the year ended October 31, 2009 due to the following, which reflects the pro forma reclassification of SE costs in fiscal year 2009 for comparative purposes:

$ Change 2009 to 2010 YTD
System engineering costs	$13,760
Other increases (decreases):
Expenses related to IT, facilities and other shared functions	10,930
Salaries and wages	8,409
Outside services	5,493
Travel expenses	2,584
The increase in sales and marketing expenses was partially offset by the decrease in the following:
Stock-based compensation	(11,689)
Various individually insignificant items	(730)

Total change	$28,757

System engineering costs increased primary due to head count growth. Expenses related to IT, facilities and other shared functions increased primarily due to headcount growth and moving costs associated with our new

Company campus. Salaries and wages increased primarily due to headcount growth and higher commissions. Outside services increased primarily due to channel-related marketing and promotions and corporate brand marketing. Travel expenses increased due to headcount growth and initiatives to drive incremental revenue.

Sales and marketing expenses increased for the year ended October 31, 2009 compared with the year ended October 25, 2008 due to the following, which does not reflect the pro forma reclassification of SE costs from cost of revenues:

$ Change 2008 to 2009 YTD
Salaries and wages	$63,498
Stock-based compensation	38,168
Expenses related to IT, facilities and other shared functions	7,193
Outside services	4,776
Facility expenses	4,090
Various individually insignificant items	1,743
Advertising and branding expense	(8,624)

Total change	$110,844

The increases in salaries and wages, expenses related to IT, facilities and other shared functions, outside services and facility expenses were primarily the result of the Foundry acquisition. In addition, salaries and wages and stock-based compensation were higher for the year ended October 31, 2009 compared with fiscal year 2008 due to the extra week during the second quarter of our fiscal year 2009, partially offset by an average of nine days of unpaid time resulting from the implementation of a Company-wide unpaid time off program during fiscal year 2009. The decrease in advertising and branding expenses was primarily due to higher product launch expenses in 2008.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources, legal and investor relations, as well as recruiting expenses, professional fees, other corporate expenses, and related IT and facilities expenses.

G&A expenses are summarized as follows (in thousands, except percentages):

	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$67,848	3.2%	$84,962	4.4%	$(17,114)	(20.1)%

	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$84,962	4.4%	$58,172	4.0%	$26,790	46.1%

G&A expenses decreased for the year ended October 30, 2010 compared with the year ended October 31, 2009 due to the following:

$ Change 2009 to 2010 YTD
Expenses related to IT, facilities and other shared functions	$(27,347)
Stock-based compensation	(7,333)
Salaries and wages	(6,421)
The decrease in general and administrative expenses was partially offset by the increase in the following:
Outside services	13,784
Depreciation and amortization	5,873
Facility expenses	4,145
Various individually insignificant items	185

Total change	$(17,114)

The expenses related to IT, facilities and other shared functions decreased primarily due to an increase in the amount of total expense allocated to other departments due to headcount growth in those departments. Salaries and wages decreased primarily due to lower bonuses which was partially offset by higher headcount. Outside services and facility expenses increased primarily due to costs associated with preparing our new campus for occupancy, as well as increase in outside services related to information systems projects. Depreciation and amortization increased primarily due to additional furniture and equipment and depreciation related to our new Company campus.

G&A expenses increased for the year ended October 31, 2009 compared with the year ended October 25, 2008 due to the following:

$ Change 2008 to 2009 YTD
Stock-based compensation	$13,436
Salaries and wages	6,202
Various individually insignificant items	4,647
Outside services	2,505

Total change	$26,790

The increase in salaries and wages was primarily the result of headcount growth from the Foundry acquisition. In addition, salaries and wages were higher for the year ended October 31, 2009 compared with fiscal year 2008 due to the extra week during the second quarter of our fiscal year 2009, partially offset by an average of nine days of unpaid time resulting from the implementation of a Company-wide unpaid time off program during fiscal year 2009. The increase in outside services was primarily due to our enterprise reporting system integration as a result of the Foundry acquisition.

Legal fees associated with indemnification obligations and other related costs, net. These expenses consist of legal fees for various matters, including applicable indemnification obligations, defense of the Company in legal proceedings, and actions to pursue claims by the Special Litigation Committee of the Board of Directors. Pursuant to our charter documents and indemnification agreements, we had certain indemnification obligations to our directors, officers and employees, as well as certain former directors, officers and employees. As a result of such obligations and claims filed by the Special Litigation Committee of the Board of Directors, we incurred expenses related to amounts paid to certain former directors, officers and employees of the Company who have been and/or are subject to ongoing SEC, civil actions and/or criminal proceedings in connection with Brocade’s historical stock option granting practices. Effective May 31, 2010, our Board of Director dissolved the Special Litigation Committee.

Legal fees associated with indemnification obligations and other related costs, net, are summarized as follows (in thousands, except percentages):

	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$(163)	0.0%	$23,941	1.2%	$(24,104)	(100.7)%

	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$23,941	1.2%	$48,673	3.3%	$(24,732)	(50.8)%

Legal fees decreased for the year ended October 30, 2010 compared with fiscal year 2009 primarily due to resolution of multiple legal proceedings related to the Special Litigation Committee’s litigation.

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

Provision for class action lawsuit. This expense is in connection with the resolution of our class action lawsuit in fiscal year 2008. We did not record any expenses for fiscal years 2010 and 2009. Provision for class action lawsuit is summarized as follows (in thousands, except percentages):

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

Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$65,623	3.1%	$68,718	3.5%	$(3,095)	(4.5)%

	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$68,718	3.5%	$31,484	2.1%	$37,234	118.3%

During the year ended October 30, 2010, we recorded amortization of intangible assets related to the acquisitions of McDATA, Silverback, SBS and Foundry. The decrease in amortization of intangible assets for the year ended October 30, 2010 compared with fiscal year 2009 was primarily due to the full amortization of a portion of the McDATA-related intangible assets.

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

Acquisition and integration costs. Acquisition and integration costs are summarized as follows (in thousands, except percentages):

	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$204	—%	$5,127	0.3%	$(4,923)	(96.0)%

	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$5,127	0.3%	$682	—%	$4,445	651.8%

For each of the years ended October 30, 2010, October 31, 2009 and October 25, 2008, we recorded acquisition and integration costs primarily for consulting services and other professional fees in connection with our acquisition and integration of Foundry which we acquired on December 18, 2008.

Restructuring costs and facilities lease loss (benefit), net. Restructuring costs and facilities lease loss benefit, net, are summarized as follows (in thousands, except percentages):

	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$1,059	0.1%	$2,329	0.1%	$(1,270)	(54.5)%

	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$2,329	0.1%	$2,731	0.2%	$(402)	(14.7)%

Restructuring costs and facilities lease loss (benefit), net, for the year ended October 30, 2010 was due to $0.5 million of restructuring costs, primarily severance payments related to certain realignment within our global services segment and $0.5 million related to estimated facility lease losses, net of expected sublease income recorded during the year ended October 30, 2010.

Restructuring costs and facilities lease loss (benefit), net, for the year ended October 31, 2009 was primarily due to $2.7 million in restructuring costs primarily related to severance payments in connection with the decision to no longer offer our suite of Files products, partially offset by a benefit of $0.3 million related to estimated facilities lease losses, net of expected sublease income, recorded during the year ended October 31, 2009. This benefit represented a change in estimate. We revised certain estimates and assumptions, including those related to estimated sublease rates, estimated time to sublease the facilities, expected future operating costs, and expected future use of the facilities.

Restructuring costs and facilities lease loss (benefit), net, for the year ended October 25, 2008 was primarily due to the restructuring of our Files business in the fourth fiscal quarter of 2008 to better align the cost structure with revenue performance, which resulted in $3.3 million in restructuring costs. This was partially offset by a benefit of $0.6 million related to estimated facilities lease losses, net of expected sublease income. This benefit represented a change in estimate associated with the reoccupation of expected sublease space by us.

In-process research and development. We did not record any in-process research and development (“IPR&D”) charge for the years ended October 30, 2010 and October 25, 2008. IPR&D for the year ended October 31, 2009 and October 25, 2008 is summarized as follows (in thousands, except percentages):

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

Goodwill and acquisition-related intangible assets impairment. We did not record any goodwill and acquisition-related intangible assets impairment for the years ended October 30, 2010 and October 25, 2008. Goodwill and acquisition-related intangible assets impairment for the year ended October 31, 2009 is summarized as follows (in thousands, except percentages):

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

Interest and other income (loss), net. Interest and other income (loss), net, are summarized as follows (in thousands, except percentages):

	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$(6,452)	(0.3)%	$(2,382)	(0.1)%	$(4,070)	(170.9)%

	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$(2,382)	(0.1)%	$26,867	1.8%	$(29,249)	(108.9)%

For the year ended October 30, 2010 compared with the corresponding periods in fiscal year 2009, the decrease in interest and other income (loss), net, was primarily due to lower interest income in fiscal year 2010 resulting from a decrease in investment balances, as well as foreign exchange losses recognized in fiscal year 2010.

For the year ended October 31, 2009 compared with the corresponding periods in fiscal year 2008, the decrease in interest and other income (loss), net, was primarily related to a decrease in investment balances due to the Foundry acquisition, as well as a $4.4 million increase in acquisition-related financing charges.

Interest expense. Interest expense primarily represents the interest cost associated with our term loan, senior secured notes and convertible subordinated debt (see Note 9, “Borrowings,” of the Notes to Consolidated Financial Statements). Interest expense is summarized as follows (in thousands, except percentages):

	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$(85,858)	(4.1)%	$(99,294)	(5.1)%	$(13,436)	(13.5)%

	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$(99,294)	(5.1)%	$(17,249)	(1.2)%	$82,045	475.7%

Interest expense decreased for the year ended October 30, 2010 compared with fiscal year 2009 primarily as a result of the Company electing to make accelerated payments towards the principal of the term loan since it was obtained in the fourth fiscal quarter of 2008 and the retirement of convertible subordinated debt on February 16, 2010.

Interest expense increased for the year ended October 31, 2009 compared with fiscal year 2008 primarily as a result of $92.3 million in interest expense incurred on the term loan and the revolving credit facility which were obtained to finance the Foundry acquisition, partially offset by capitalization of interest cost in connection with the development of our campus during the year ended October 31, 2009.

We obtained the term loan during the fourth fiscal quarter of 2008. In January 2010, we issued $600 million of long-term fixed rate notes and used the proceeds to pay down a substantial portion of the outstanding term loan, and retire the convertible subordinated debt. As of October 30, 2010 and October 31, 2009, the carrying value of the outstanding balance of our term loan was $325.9 million and $898.9 million, respectively. The Company fully paid off the principal of the convertible subordinated debt assumed from the McDATA acquisition for a total amount of $172.5 million on February 16, 2010.

Gain (loss) on sale of investments and property, net. Gain (loss) on sale of investments and property, net, is summarized as follows (in thousands, except percentages):

	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$(8,551)	(0.4)%	$(602)	(0.0)%	$7,949	1,320.4%

	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$(602)	(0.0)%	$(6,874)	(0.5)%	$(6,272)	(91.2)%

For the year ended October 30, 2010 compared with fiscal year 2009, the increase in loss on sale of investments and property, net, was primarily related to the $8.7 million loss on the sale of owned property in San Jose during the first quarter of fiscal year 2010 to an unrelated third party (see Note 13, “Sale-Leaseback Transaction” of the Notes to Consolidated Financial Statements).

Loss on sale of investments, net, decreased for the year ended October 31, 2009 compared with fiscal year 2008. The $0.6 million in loss on sale of investments for the year ended October 31, 2009 was due to a loss of $0.6 million on the disposition of portfolio investments at amounts below the carrying value. We had a $6.9 million loss on sales of investment for the year ended October 25, 2008 due to a loss of $6.0 million on sale of our equity investments in a publicly traded company and a loss of $0.9 million on the disposition of portfolio investments at amounts below carrying value.

Loss on impairment of portfolio investments. We did not record any loss on impairment of portfolio investments for the years ended October 30, 2010 and October 31, 2009. Loss on impairment of portfolio investments for fiscal year ended October 25, 2008 is summarized as follows (in thousands, except percentages):

	October 31, 2009	% of Net Revenues	October 25, 2008	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$—	—%	$(8,751)	(0.6)%	$(8,751)	100.0%

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

Income tax provision (benefit). Income tax provision (benefit) and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Fiscal Year Ended
	October 30, 2010	October 31, 2009	October 25, 2008
Income tax provision (benefit)	$(8,672)	$7,359	$(144,651)
Effective tax rate	(7.9)%	(10.0)%	(636.1)%

We recorded a tax benefit for the year ended October 30, 2010 compared to a tax provision in fiscal year 2009 primarily due to the following on a net basis (additionally, see Note 15, “Income Taxes,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K):

•	A benefit from the release of certain reserves relates to the settlement of the Company’s fiscal year 2003 IRS audit;

•	A benefit from the release of pre fiscal year 2005 California R&D credit reserves as a result of the Notice of Proposed Adjusted Carryover Amount issued by the FTB;

•	A benefit from the release of certain reserves relating to foreign subsidiaries;

•	A benefit from the confirmation by the U.S. Court of Appeals for the Ninth Circuit of the tax court’s decision in Xilinx, Inc. v. Commissioner related to certain stock option treatment;

•	A benefit from the recent IRS decision to concede the intercompany gross receipts issue for R&D credit calculations;

•	A benefit from the settlement of the Foundry IRS audit;

•	A nonrecurring loss on the sale of property; and

•	A benefit from a law change allowing 5-year carryback on net operating losses as a result of the American Recovery and Reinvestment Act of 2009 effective on November 20, 2009; partially offset by

•	The lapse of the Federal R&D credit periods after December 31, 2009.

Based on the fiscal year 2011 financial forecast, we currently expect the effective tax rate to be higher than fiscal year 2010. As estimates and judgments are used to project such domestic and international earnings, the impact to our tax provision could vary if the current planning or assumptions change. Given that the tax rate is driven by several different factors, it is not possible to estimate our future tax rate with a high degree of certainty.

Our effective tax rate increased for the year ended October 31, 2009 compared with fiscal year 2008 primarily due to a one-time valuation allowance release in the second fiscal quarter of 2008.

To the extent that international revenues and earnings differ from those historically achieved, a factor largely influenced by the buying behavior of our customers and OEM partners or by unfavorable prospective and retrospective effects of changing tax laws and regulations, our income tax provision could change.

Estimates and judgments are required in the determination of the recoverability of certain deferred tax assets, which arise from variable stock option expense, net operating losses, tax carry forwards and temporary differences between the tax and financial statement recognition of revenues and expenses.

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

The IRS and other tax authorities regularly examine our income tax returns. We are currently under negotiations with the Appeals division of the IRS for the audit of fiscal years 2004 through 2006, which we expect to resolve during the next twelve months. In addition, we are in negotiations with the foreign tax authorities to receive collateral relief on transfer pricing settlements with the IRS. We believe that our reserves for unrecognized tax benefits are adequate for open tax years. The timing of the resolution of income tax examinations, as well as the amounts and timing of related settlements, is highly uncertain. The Company believes that before the end of fiscal year 2011, it is reasonably possible that either certain audits will conclude or the statute of limitations relating to certain income tax examination periods will expire, or both. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential decreases in underlying uncertain tax positions is between $0 and $15 million. For additional discussion, see Note 15, “Income Taxes,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Liquidity and Capital Resources

	October 30, 2010	October 31, 2009	Increase/ (Decrease)
	(in thousands)	(in thousands)
Cash and cash equivalents	$333,984	$334,193	$(209)
Short-term investments	1,998	4,678	(2,680)
Restricted cash	—	12,502	(12,502)

Total	$335,982	$351,373	$(15,391)

Percentage of total assets	9%	10%

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

Based on past performance and current expectations, we believe that internally generated cash flows are generally sufficient to support business operations, capital expenditures, contractual obligations, and other liquidity requirements associated with our operations for at least the next twelve months. Also, we have up to $125 million available under our revolving credit facility, and we can factor our trade receivables up to the maximum amount available at any time of our $50 million factoring facility to provide additional liquidity. We paid off our convertible subordinated debt due on February 15, 2010 through our existing cash on hand, together with proceeds from the Senior Secured Notes issued on January 20, 2010. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity and the availability of and our requirements for capital resources.

Financial Condition

Cash and cash equivalents, restricted cash and short-term investments as of October 30, 2010 decreased by $15.4 million over the balance as of October 31, 2009 primarily due to the accelerated payments towards the principal of the term loan and payments made to retire our convertible subordinated debt and revolving credit facility, as well as increased purchases of property and equipment, and shares we repurchased during the fiscal year ended October 30, 2010, partially offset by proceeds from our senior secured notes and increased cash provided by operating activities. For the fiscal ended October 30, 2010, we generated $298.5 million in cash from operating activities, which was higher than our net income for the same period primarily as a result of adjustments to net income for non-cash items related to depreciation and amortization, amortization of debt issuance costs and stock-based compensation expense, partially offset by a decrease in accounts payable, and accrued employee compensation and an increase in accounts receivable.

Accounts receivable days sales outstanding, which is a measure of the average number of days that a company takes to collect revenue after a sale has been made, for the year ended October 30, 2010 was 57 days, flat from 57 days for the year ended October 31, 2009.

Net cash used in investing activities for the year ended October 30, 2010 totaled $168.4 million and was primarily the result of $201.6 million in purchase of property and equipment, offset by $30.2 million in proceeds resulting from the sale of property.

Net cash used in financing activities for the year ended October 30, 2010 totaled $127.7 million and was primarily the result of payment of principal related to the term loan of $583.0 million, payment to retire the convertible subordinated debt and revolving credit facility of $172.5 million and $14.1 million, respectively, and common stock repurchases of $25.0 million, partially offset by net proceeds from the issuance of Senior Secured Notes of $588.0 million and proceeds from the issuance of common stock from ESPP purchases and stock option exercises of $81.6 million.

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

Fiscal Year 2010 Compared to Fiscal Year 2009

Operating Activities. Net cash provided by operating activities increased by $183.0 million for the year ended October 30, 2010 compared with fiscal year 2009. The increase was primarily due to an increase in net income, and the $160.0 million payment of the liability associated with the settlement of the class action lawsuit in fiscal year 2009. This increase was partially offset by a decrease in accrued employee compensation, and accounts payable during fiscal year 2010.

Investing Activities. Net cash used in investing activities decreased by $30.7 million for the year ended October 30, 2010 compared with fiscal year 2009. The decrease was primarily due to cash paid in connection with the Foundry acquisition during the fiscal year ended October 31, 2009 and increased proceeds from the sale of property during the fiscal year ended October 30, 2010. This decrease was partially offset by a decrease in restricted cash which was released to finance a portion of the Foundry acquisition, as well as increased purchase of property and equipment and decreased proceeds from maturities and sale of short-term and long-term investments.

Financing Activities. Net cash used in financing activities increased by $90.1 million for the year ended October 30, 2010 compared with fiscal year 2009. The increase was primarily due to increased payment of principal related to the term loan, payment to retire the convertible subordinated debt and revolving credit facility, decreased proceeds from the issuance of common stock, and increased common stock repurchases made during the year ended October 30, 2010, partially offset by increased proceeds from the issuance of Senior Secured Notes and decreased payment of senior underwriting fees related to the term loan.

Fiscal Year 2009 Compared to Fiscal Year 2008

Operating Activities. Net cash provided by operating activities decreased by $323.0 million for the year ended October 31, 2009 compared with fiscal year 2008. The decrease was primarily due to net loss, the $160.0 million payment of the liability associated with the settlement of the class action lawsuit, decreased accounts receivable collections and increased payments with respect to accounts payable, accrued employee compensation and other accrued liabilities during the year ended October 31, 2009.

Investing Activities. Net cash used in investing activities decreased by $1,040.4 million for the year ended October 31, 2009 compared with fiscal year 2008. The decrease was primarily due to a decrease in restricted cash which was released to finance a portion of the Foundry acquisition, as well as decreased purchases of investments and marketable equity securities as we continued to prioritize our use of cash for debt repayment. The decrease was partially offset by cash paid in connection with the Foundry acquisition and decreased proceeds from the maturities and sales of investments and marketable equity securities.

Financing Activities. Net cash provided by financing activities decreased by $982.3 million for the year ended October 31, 2009 compared with fiscal year 2008. The decrease was primarily due to the proceeds received in fiscal year 2008 from the term loan and the payment of principal and senior underwriting fees in fiscal year 2009 related to the term loan, partially offset by decreased common stock repurchases and increased proceeds from the issuance of common stock from ESPP and stock option exercises, and proceeds from the revolving credit facility.

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

Company Campus Contractual Obligations. On May 23, 2008, we purchased property located in San Jose, California, which consisted of three unimproved building parcels that were entitled for approximately 562,000 square feet of space in three buildings. Construction of the Company campus was completed in third fiscal quarter of 2010 and serves as the Company’s headquarters. For additional discussion, see Note 10, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Income Taxes. We accrue U.S. income taxes on the earnings of our foreign subsidiaries unless the earnings are considered indefinitely reinvested outside of the United States. We intend to reinvest current and accumulated earnings of our foreign subsidiaries for expansion of our business operations outside the United States for an indefinite period of time.

The IRS and other tax authorities regularly examine our income tax returns (see Note 15, “Income Taxes,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K). We believe we have adequate reserves for all open tax years.

Senior Secured Credit Facility. A portion of our outstanding debt is related to the financing of the Foundry acquisition, the costs and expenses related to the merger, and the ongoing working capital and other general corporate purposes of the combined organization after consummation of the merger (see Note 9, “Borrowings,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K). We have the following resources available to obtain short-term or long-term financing, if we need additional liquidity, as of October 30, 2010 (in thousands):

	Original Amount Available	October 30, 2010
		Used	Available
Revolving credit facility	$125,000	$—	$125,000

Total	$125,000	$—	$125,000

Trade Receivables Factoring Facility. We have an agreement with a financial institution to sell certain of our trade receivables from customers with limited, non-credit related, recourse provisions. The sale of receivables eliminates our credit exposure in relation to these receivables. Total trade receivables sold under our factoring facility are summarized as follows (in thousands):

	Fiscal Year Ended
	October 30, 2010	October 31, 2009
Trade receivables sold under factoring agreement	$61,408	$—

Under the terms of the factoring agreement, the remaining available amount of the factoring facility as of October 30, 2010 is $25.9 million.

Senior Secured Notes. In January 2010, we issued $600 million of long-term fixed rate notes and used the proceeds to pay down a substantial portion of the outstanding term loan, and retire the convertible subordinated debt due on February 15, 2010 (see Note 9, “Borrowings,” of the Notes to Consolidated Financial Statements).

Contractual Obligations

The following table summarizes our contractual obligations, including interest expense, and commitments as of October 30, 2010 (in thousands):

	Total	Less than 1 Year		1 – 3 Years		3 – 5 Years		More than 5 Years
Contractual Obligations:
Term loan (1)	$404,314		$62,334		$341,980		$—		$—
Senior Secured Notes due 2018 (1)	449,885		25,666		39,750		39,750		344,719
Senior Secured Notes due 2020 (1)	496,791		26,635		41,250		41,250		387,656
Non-cancelable operating leases (2)	100,271		28,062		30,728		24,496		16,985
Non-cancelable capital lease	9,746		2,221		4,442		3,083		—
Purchase commitments, gross (3)	289,280		289,280		—		—		—
Company campus capital expenditures (4)	10,410		10,410		—		—		—

Total contractual obligations	$1,760,697		$444,608		$458,150		$108,579		$749,360

Other Commitments:
Standby letters of credit	$398	$	n/a	$	n/a	$	n/a	$	n/a

Unrecognized tax benefits and related accrued interest (5)	$139,812	$	n/a	$	n/a	$	n/a	$	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.
(2)	Amount excludes contractual sublease income of $39.5 million, which consists of $5.5 million to be received in less than one year, $12.8 million to be received in one to three years, $13.6 million to be received in three to five years and $7.6 million to be received in more than five years.
(3)	Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers. Of this amount, we have accrued $4.9 million for estimated purchase commitments that we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.
(4)	Amount reflects $10.4 million in capital expenditures in connection with the development of the corporate campus.
(5)	As of October 30, 2010, we had a liability for unrecognized tax benefits of $136.8 million and a net accrual for the payment of related interest and penalties of $3.0 million. We expect to resolve the fiscal year 2004 through 2006 IRS audit during the next twelve months. As such, after we reach settlement with the IRS, we expect to record a corresponding adjustment to our unrecognized tax benefits. Due to availability of net operating losses, the IRS audit settlement is not expected to result in a significant tax payment. Other than the expected 2004 to 2006 settlement, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcome.

Share Repurchase Program. As of November 29, 2007, our Board of Directors authorized a total of $800.0 million for the repurchase of our common stock. The purchases may be made, from time to time, in the open market or by privately negotiated transactions and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. For the year ended October 30, 2010, we repurchased 4.5 million shares for an aggregate purchase price of $25.0 million. Approximately $389.1 million remains authorized for future repurchases under this program as of October 30, 2010. We are subject to certain covenants relating to our borrowings that restrict the amount of our Company’s shares that we can repurchase. As of October 30, 2010, we can repurchase up to an additional $75 million of our Company’s shares under the terms of our senior secured credit facility, provided our consolidated senior secured leverage ratio as defined in the credit agreement is under 2.00. We made no repurchases for the year ended October 31, 2009 due to prioritizing our use of cash for debt repayment following the close of the Foundry acquisition.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of October 30, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In most instances, we are not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to us infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE cannot be established, we attempt to establish selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we are typically not able to determine TPE.

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

Stock-based compensation. We grant stock options for shares in the Company’s common stock, restricted stock units and other types of equity compensation awards to our employees and directors under various equity compensation plans. For additional discussion, see Note 14, “Stock-Based Compensation,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

The compensation expense for stock-based awards is adjusted for an estimated impact of forfeitures and is recognized over the expected term of the award under a graded vesting method. In addition, we record stock-based compensation expense in connection with shares issued under our employee stock purchase plan using the graded vesting method over the twenty-four month offering period.

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

We estimate the expected term of stock options granted by calculating the average term from our historical stock option exercise experience. We do not anticipate paying any cash dividends in the foreseeable future, and therefore we use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We use implied volatilities from traded options of the Company’s common stock and historical volatilities of the Company’s common stock to estimate volatility over the expected term of the awards.

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

Restructuring costs and facilities lease losses. We monitor and regularly evaluate our organizational structure and associated operating expenses. Depending on events and circumstances, we may decide to take additional actions to reduce future operating costs as our business requirements evolve. In determining restructuring charges, we analyze our future operating requirements, including the required headcount by business functions and facility space requirements. Our restructuring costs and any resulting accruals involve significant estimates made by management using the best information available at the time the estimates are made. In recording severance accruals, we record a liability when all of the following conditions have been met: employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; the obligation relates to rights that vest or accumulate; payment of the compensation is probable; and the amount can be reasonably estimated. In recording facilities lease loss accruals, we make various assumptions, including the time period over which the facilities are expected to be vacant, expected sublease terms, expected sublease rates, expected future operating costs, and expected future use of the facilities. Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements with terms as favorable as those assumed when arriving at our estimates. We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring and facilities lease loss accruals, including the various assumptions noted above. If actual results differ significantly from our estimates, we may be required to adjust our restructuring and facilities lease loss accruals in the future. For additional discussion, see Note 5, “Liabilities Associated with Facilities Lease Losses,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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

We apply a two-step approach in testing goodwill for impairment for each reporting unit, which we have determined to be at the operating segment level. The reporting units are determined by the components of our operating segments that constitute a business for which both (i) discrete financial information is available and (ii) segment management regularly reviews the operating results of that component. Data Storage, IP Layer 2-3, which includes Open System Interconnection Reference Model (“OSI”) Layer 2-3 products, IP Layer 4-7/ADP, which includes OSI Layer 4-7 products, and Global Services are our four reporting units.

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

Based on our step one analysis results, we believe that all our reporting units pass the step one test and no further testing is required. However, because some of the inherent assumptions and estimates used in determining the fair value of these reportable segments are outside the control of management, changes in these underlying assumptions can adversely impact fair value. The sensitivity analysis below quantifies the impact of key assumptions on our reporting units’ fair value estimates. The principal key assumptions impacting our estimates were (i) discount rates and (ii) discounted expected future cash flows (“DCF”) terminal value multipliers. As the discount rates, ultimately, reflect the risk of achieving reporting units’ revenue and cash flow projections, we don’t believe that a separate sensitivity analysis for changes in revenue and cash flow projections is meaningful or useful.

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

The following table summarizes the approximate impact that a change in principal key assumptions would have on the estimated fair value of IP Layer 4-7/ADP reporting unit, leaving all other assumptions unchanged:

	Change	Approximate Impact on Fair Value (In millions)	Excess of Fair Value over Carrying Value (In millions)

Discount rate	±1%	$(11) – 12	$47 – 70
DCF terminal value multiplier	±0.5x	$(11) – 11	$47 – 69

Accounting for income taxes. The determination of our tax provision is subject to estimates and judgments due to operations in multiple tax jurisdictions inside and outside the United States. Sales to our international customers are principally taxed at rates that are lower than the United States statutory rates. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the United States and in the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving and expect to receive from international sales. In addition, an increase in the percentage of our total revenue from international customers or in the mix of international revenue among particular tax jurisdictions could change our overall effective tax rate. Also, our current effective tax rate assumes that United States income taxes are not provided for undistributed earnings of certain non-United States subsidiaries. These earnings could become subject to United States federal and state income taxes and foreign withholding taxes, as applicable, should they be either deemed or actually remitted from our international subsidiaries to the United States. In addition, we evaluate the expected realization of our deferred tax assets and assess the need for a valuation allowance on a quarterly basis. As of October 30, 2010, our net deferred tax asset balance was 270.5 million. We believe that sufficient positive evidence exists from historical operations and projections of U.S. taxable income in future years to conclude that it is more likely than not that we would realize our deferred tax assets. Historical operations were impacted by discrete events that if excluded would show that we have cumulative profits for the prior 12 quarters ended October 30, 2010. Accordingly, we only apply a valuation allowance on the deferred tax assets relating to capital loss and investments loss carryforwards due to limited carrforward periods and the character of such tax attributes. In the event future income by jurisdiction is less than what is currently projected, we may be required to apply a valuation allowance to these deferred tax assets in jurisdictions for which realization is no longer determined to be more likely than not.

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

We are exposed to changes in interest rates as a result of our borrowings under our term loan. As of October 30, 2010, the weighted-average interest rate on the term loan was 7.0%, which represents the minimum interest rate under the credit agreement. The current market rates are such that a 1% increase in market rates would still result in a 7.0% interest rate on the term loan. However, based on outstanding principal indebtedness of $350.9 million under our term loan as of October 30, 2010, if market rates average 1% above the interest rate floor over the remaining term of the debt, which would result from an increase in market rates of approximately 3.2%, our annual interest expense would increase by approximately $7.6 million.

Our cash and cash equivalents are primarily maintained at five major financial institutions in the United States. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.

The Company did not have any material investments as of October 30, 2010 and October 31, 2009 that are sensitive to changes in interest rates.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for fiscal year 2010 were the Chinese yuan, the euro, the Japanese yen, the British pound, the Singapore dollar and the Swiss franc. We are primarily exposed to foreign currency fluctuations related to operating expenses and cost of inventory components denominated in currencies other than the U.S. dollar. As such, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures.

We also may enter into other non-designated derivatives that consist primarily of forward contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and any associated outstanding forward contracts are marked-to-market with realized and unrealized gains and losses included in “Other income (loss), net.”

Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. As of October 30, 2010, we held $112.0 million in cash flow derivative instruments denominated in the Euro, Japanese yen, British pound, Singapore dollar and Swiss franc. The maximum length of time over which we are hedged as of October 30, 2010 is through November 4, 2011.

We have performed a sensitivity analysis as of October 30, 2010, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect at October 30, 2010. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material foreign exchange loss as of October 30, 2010.

Equity Price Risk

We had no investments in publicly traded equity securities as of October 30, 2010 and October 31, 2009. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other-than-temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes. The aggregate cost of our equity investments in non-publicly traded companies was $7.0 million and $6.8 million at October 30, 2010 and October 31, 2009.

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On October 29, 2010, the last business day of our fourth fiscal quarter of 2010, the last reported sale price of our common stock on the NASDAQ Global Select Market was $6.35 per share.

Item 8.	Financial Statements and Supplementary Data

BROCADE COMMUNICATIONS SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Brocade Communications Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Brocade Communications Systems, Inc. and subsidiaries (the Company) as of October 30, 2010 and October 31, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 30, 2010. In connection with our audit of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brocade Communications Systems, Inc. and subsidiaries as of October 30, 2010 and October 31, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended October 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company adopted new accounting standards for convertible debt instruments and revenue recognition as of November 1, 2009. The Company also changed its method of accounting for uncertainty in income taxes and recorded a cumulative effect adjustment as of the beginning of the year ended October 25, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 17, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/     KPMG LLP

Mountain View California

December 17, 2010

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	October 30, 2010	October 31, 2009	October 25, 2008
	(In thousands, except per share amounts)
Net revenues
Product	$1,732,024	$1,615,511	$1,230,737
Service	362,339	337,415	236,200

Total net revenues	2,094,363	1,952,926	1,466,937
Cost of revenues (1)
Product (1)	683,486	739,354	459,850
Service (1)	176,547	180,072	146,715

Total cost of revenues	860,033	919,426	606,565

Gross margin
Product	1,048,538	876,157	770,887
Service	185,792	157,343	89,485

Total gross margin	1,234,330	1,033,500	860,372
Operating expenses:
Research and development	354,260	354,809	255,571
Sales and marketing (1)	534,458	385,155	274,311
General and administrative	67,848	84,962	58,172
Legal fees associated with indemnification obligations and other related costs, net	(163)	23,941	48,673
Provision for class action lawsuit	—	—	160,000
Amortization of intangible assets	65,623	68,718	31,484
Acquisition and integration costs	204	5,127	682
Restructuring costs and facilities lease loss (benefit), net	1,059	2,329	2,731
In-process research and development	—	26,900	—
Goodwill and acquisition-related intangible assets impairment	—	53,306	—

Total operating expenses	1,023,289	1,005,247	831,624

Income from operations	211,041	28,253	28,748
Interest income	763	4,896	24,568
Other income (loss), net	(7,215)	(7,278)	2,299
Interest expense (2)	(85,858)	(99,294)	(17,249)
Gain (loss) on sale of investments and property, net	(8,551)	(602)	(6,874)
Loss on impairment of portfolio investments	—	—	(8,751)

Income (loss) before income tax provision (benefit) (2)	110,180	(74,025)	22,741
Income tax provision (benefit) (2)	(8,672)	7,359	(144,651)

Net income (loss) (2)	$118,852	$(81,384)	$167,392

Net income (loss) per share—basic (2)	$0.27	$(0.20)	$0.45

Net income (loss) per share—diluted (2)	$0.25	$(0.20)	$0.44

Shares used in per share calculation—basic	446,996	398,948	375,303

Shares used in per share calculation—diluted	482,741	398,948	385,641

(1)	Fiscal year 2010 reflects the reclassification of system engineer costs from cost of revenues to sales and marketing expenses. Fiscal years 2009 and 2008 have not been updated for the new cost classification implemented in 2010. See Note 1, “Basis of Presentation and Reclassification,” of the Notes to Consolidated Financial Statements.
(2)	As adjusted due to adoption of update to ASC 470-20 relating to accounting for convertible debt instruments. See Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	October 30, 2010	October 31, 2009
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$333,984	$334,193
Short-term investments	1,998	4,678
Restricted cash	—	12,502

Total cash, cash equivalents, short-term investments and restricted cash	335,982	351,373
Accounts receivable, net of allowances of $6,721 and $12,573 at October 30, 2010 and October 31, 2009, respectively	329,564	297,819
Inventories	76,808	72,152
Deferred tax assets	67,080	84,629
Prepaid expenses and other current assets	65,017	79,302

Total current assets	874,451	885,275
Property and equipment, net	539,117	442,408
Goodwill (1)	1,644,950	1,659,934
Intangible assets, net	344,000	470,872
Non-current deferred tax assets (1)	203,454	184,713
Other assets	48,203	28,218

Total assets	$3,654,175	$3,671,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$147,130	$181,249
Accrued employee compensation	91,688	160,832
Deferred revenue	185,623	174,870
Current liabilities associated with facilities lease losses	5,992	10,769
Current portion of capital lease obligations	1,761	—
Revolving credit facility	—	14,050
Current portion of term loan	28,779	38,822
Convertible subordinated debt (1)	—	169,332
Other accrued liabilities	108,310	105,263

Total current liabilities	569,283	855,187
Non-current capital lease obligations, net of current portion	6,782	—
Term loan, net of current portion	297,118	860,114
Senior Secured Notes	595,373	—
Non-current liabilities associated with facilities lease losses	3,984	10,150
Non-current deferred revenue	65,242	60,575
Non-current income tax liability	61,421	92,276
Other non-current liabilities	8,671	15,114

Total liabilities	1,607,874	1,893,416

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 461,291 and 433,988 shares at October 30, 2010 and October 31, 2009, respectively	461	434
Additional paid-in capital (1)	2,047,563	1,901,238
Accumulated other comprehensive loss	(2,827)	(5,920)
Retained earnings (Accumulated deficit) (1)	1,104	(117,748)

Total stockholders’ equity	2,046,301	1,778,004

Total liabilities and stockholders’ equity	$3,654,175	$3,671,420

(1)	As adjusted due to adoption of update to ASC 470-20 relating to accounting for convertible debt instruments. See Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Comprehensive Income (loss)
	Number of Shares	Amount
	(In thousands)
Balance at October 27, 2007 (1)	387,406	$387	$1,491,970	$(1,180)	$(206,835)	$1,284,342	$71,628
Adjustment to accumulated deficit upon adoption of ASC 740-10	—	—	—	—	3,079	3,079	—
Issuance of common stock	8,070	8	46,433	—	—	46,441	—
Retirement of common stock	(839)	(1)	(2,149)	—	—	(2,150)	—
Common stock repurchases	(22,779)	(22)	(168,310)	—	—	(168,332)	—
Tax benefit from employee stock plans	—	—	16,146	—	—	16,146	—
Stock-based compensation	—	—	38,025	—	—	38,025	—
Change in net unrealized gains (losses) on marketable equity securities, cash flow hedges and investments	—	—	—	(75,432)	—	(75,432)	(75,432)
Change in cumulative translation adjustments	—	—	—	(9,265)	—	(9,265)	(9,265)
Net income	—	—	—	—	167,392	167,392	167,392

Balance at October 25, 2008	371,858	$372	$1,422,115	$(85,877)	$(36,364)	$1,300,246	$82,695
Issuance of common stock	62,141	62	105,035	—	—	105,097	—
Retirement of common stock	(11)	—	—	—	—	—	—
Stock options and awards assumed upon the Foundry acquisition	—	—	254,312	—	—	254,312	—
Tax benefit from employee stock plans	—	—	(794)	—	—	(794)	—
Stock-based compensation	—	—	120,570	—	—	120,570	—
Change in net unrealized gains (losses) on marketable equity securities, cash flow hedges and investments	—	—	—	78,183	—	78,183	78,183
Change in cumulative translation adjustments	—	—	—	1,774	—	1,774	1,774
Net loss	—	—	—	—	(81,384)	(81,384)	(81,384)

Balance at October 31, 2009	433,988	$434	$1,901,238	$(5,920)	$(117,748)	$1,778,004	$(1,427)
Issuance of common stock	31,757	32	68,900	—	—	68,932	—
Common stock repurchases	(4,454)	(5)	(24,999)	—	—	(25,004)	—
Settlement of stock awards assumed upon the Foundry acquisition	—	—	(1,362)	—	—	(1,362)
Tax benefit from employee stock plans	—	—	2,161	—	—	2,161	—
Stock-based compensation	—	—	101,625	—	—	101,625	—
Change in net unrealized gains on cash flow hedges	—	—	—	5,346	—	5,346	5,346
Change in cumulative translation adjustments	—	—	—	(2,253)	—	(2,253)	(2,253)
Net income	—	—	—	—	118,852	118,852	118,852

Balance at October 30, 2010	461,291	$461	$2,047,563	$(2,827)	$1,104	$2,046,301	$121,945

(1)	As adjusted due to adoption of update to ASC 470-20 relating to accounting for convertible debt instruments. See Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	October 30, 2010	October 31, 2009	October 25, 2008
	(In thousands)
Cash flows from operating activities:
Net income (loss) (1)	$118,852	$(81,384)	$167,392
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Release of valuation allowance	—	—	(185,176)
Excess tax benefits or detriments from stock-based compensation	(2,161)	794	(16,146)
Depreciation and amortization	199,637	196,573	120,178
Loss on disposal of property and equipment	10,412	1,478	3,181
Amortization of debt issuance costs and original issue discount (1)	21,100	24,051	7,500
Net (gains) losses on investments and marketable equity securities	(523)	597	15,327
Provision for doubtful accounts receivable and sales allowances	11,811	12,681	6,614
Non-cash compensation expense	101,625	137,219	39,036
Non-cash facilities lease loss expense (benefit)	513	(339)	(582)
Capitalization of interest cost	(7,755)	(9,093)	(970)
Assets impairment charge	—	53,306	—
In-process research and development	—	26,900	—
Changes in assets and liabilities, net of acquired assets and assumed liabilities:
Restricted cash	12,502	(12,502)	—
Accounts receivable	(42,458)	(74,965)	17,143
Inventories	(4,657)	25,338	(3,345)
Prepaid expenses and other assets (1)	13,657	999	17,697
Deferred tax assets	(292)	3,091	(58,104)
Accounts payable	(26,421)	(11,052)	40,550
Accrued employee compensation	(100,826)	(28,685)	30,242
Deferred revenue	15,420	26,454	10,185
Other accrued liabilities	(10,692)	(5,543)	77,311
Liabilities associated with facilities lease losses	(11,231)	(10,394)	(9,538)
Liability associated with class action lawsuit	—	(160,000)	160,000

Net cash provided by operating activities	298,513	115,524	438,495

Cash flows from investing activities:
Purchases of short-term investments	(53)	(138)	(169,016)
Purchases of long-term investments	—	—	(37,731)
Purchases of marketable equity securities	—	—	(248,431)
Purchases of non-marketable minority equity investments	(200)	—	(1,436)
Proceeds from maturities and sale of short-term investments	3,255	155,986	448,385
Proceeds from maturities and sale of long-term investments	—	30,173	22,483
Proceeds from sale of marketable equity securities and equity investments	—	—	9,926
Purchases of property and equipment	(201,621)	(162,770)	(144,071)
Proceeds from sale of property and equipment	30,185	—	—
(Increase) decrease in restricted cash	—	1,075,079	(1,075,079)
Cash paid in connection with pending acquisition of Foundry Networks, Inc.	—	—	(1,000)
Net cash paid in connection with acquisitions	—	(1,297,482)	(43,554)

Net cash used in investing activities	(168,434)	(199,152)	(1,239,524)

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Fiscal Year Ended
	October 30, 2010	October 31, 2009 (1)	October 25, 2008 (1)
	(In thousands)
Cash flows from financing activities:
Payment of senior underwriting fees related to the term loan	—	(30,525)	—
Payment of debt issuance costs related to the Senior Secured Notes	(3,666)	—
Payment of principal related to the convertible subordinated debt	(172,500)	—	—
Payment of principal related to the term loan	(583,029)	(166,022)	—
Payment of principal related to capital leases	(1,173)	—	—
Common stock repurchases	(25,004)	—	(168,293)
Proceeds from Senior Secured Notes	587,968	—	—
Proceeds from issuance of common stock, net	81,593	145,655	42,418
Proceeds from term loan	—	—	1,054,425
Proceeds from (payment of principal related to) the revolving credit facility	(14,050)	14,050	—
Excess tax benefits or detriments from stock-based compensation	2,161	(794)	16,146

Net cash provided by (used in) financing activities	(127,700)	(37,636)	944,696

Effect of exchange rate fluctuations on cash and cash equivalents	(2,588)	1,573	(5,538)

Net increase (decrease) in cash and cash equivalents	(209)	(119,691)	138,129
Cash and cash equivalents, beginning of year	334,193	453,884	315,755

Cash and cash equivalents, end of year	$333,984	$334,193	$453,884

Supplemental disclosures of cash flow information:
Cash paid for interest	$59,549	$83,397	$3,881

Cash paid for (refunded from) income taxes	$8,801	$(20,000)	$9,618

Supplemental schedule of non-cash investing activities:
Fair value of stock options and unvested awards assumed in exchange for acquired Foundry assets	$—	$254,312	$—

Acquisition of property and equipment through capital leases	$9,716	$—	$—

(1)	As adjusted due to adoption of update to ASC 470-20 relating to accounting for convertible debt instruments. See Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Reclassification

The fiscal year for Brocade Communications Systems, Inc. (“Brocade” or the “Company”) is the 52 or 53 weeks ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Fiscal year 2010 is a 52-week fiscal year and fiscal year 2009 and 2008 were 53-week and 52-week fiscal years, respectively. The second quarter of fiscal year 2009 consisted of fourteen weeks, which was one week longer than a typical quarter. The Company’s next 53-week fiscal year will be fiscal year 2014 and our next 14-week quarter will be in the second quarter of fiscal year 2014. The Consolidated Financial Statements include the accounts of Brocade and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassification

During fiscal year 2010, we reviewed our cost classification, primarily related to our system engineer (“SE”) costs that were previously classified within cost of revenues. The SE’s primary role has migrated over time from assisting with customer support to primarily performing pre-sales activity to generate future business, which was enabled by the growth of our support organization, such that in 2010 the majority of the SE’s time was spent on pre-sale activity. As a result of this change, we have reclassified the SE costs within our Consolidated Statements of Operations starting in fiscal year 2010. These costs are now presented within sales and marketing expenses, as opposed to cost of revenues. This reclassification did not impact revenues, income from operations, net income, or earnings per share for 2010. Prior period amounts have not been updated for the new cost classification implemented in fiscal year 2010.

For fiscal year 2010, $134.3 million of SE costs are included in sales and marketing expenses. For comparative purposes, had the reclassification been affected for fiscal years 2009 and 2008, the pro forma cost of revenues for each of the Company’s reportable segment and sales and marketing expenses would have been as follows (in thousands):

	Pro Forma Amount
	Fiscal Year Ended October 31, 2009	Fiscal Year Ended October 25, 2008
Cost of revenues
Data Storage	$408,026	$393,283
Ethernet Products	228,908	10,133
Global Services	161,946	141,382

Total cost of revenues	798,880	544,798
Sales and marketing expenses	$505,701	$336,078

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments and Equity Securities

Investment securities with an original maturity of more than three months that mature less than one year from the Consolidated Balance Sheet date are considered short-term investments. Investment securities with an original or remaining maturity of one year or more and which the Company has the ability and intent to hold are considered long-term investments. Investments are classified as available-for-sale and are recorded on the accompanying Consolidated Balance Sheets at fair value.

Equity securities are classified as available-for-sale when there are no restrictions on the Company’s ability to immediately liquidate such securities. Marketable equity securities are recorded at fair value.

Unrealized holding gains and losses related to the Company’s investments and equity securities are included as a separate component of accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets, net of any related tax effect. Realized gains and losses are calculated based on the specific identification method and are included in “Other income (loss), net,” on the Consolidated Statements of Operations.

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

From time to time the Company makes equity investments in non-publicly traded companies. These investments are included in “Other assets” on the accompanying Consolidated Balance Sheets and are generally accounted for under the cost method as the Company does not have the ability to exercise significant influence over the respective investee’s operating and financial policies nor does it have a liquidation preference that is substantive. The Company monitors its investments in non-publicly traded companies for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in “Other income (loss), net,” on the Consolidated Statements of Operations. Factors considered in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition, going concern considerations such as the rate at which the investee company utilizes cash and the investee company’s ability to obtain additional private financing to fulfill its stated business plan, the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes, and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, approximate cost because of their short maturities. The fair value of the Company’s investments is primarily determined using quoted market prices for those securities or similar financial instruments.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Debt Instruments

In the first fiscal quarter of 2010, the Company adopted a new standard issued by the Financial Accounting Standards Board (“FASB”) that changed the accounting for convertible debt instruments with cash settlement features. As of adoption, this new accounting standard applied to the Company’s convertible subordinated debt. Under the previous accounting standard, the convertible subordinated debt was recognized entirely as a liability. In accordance with adopting this new accounting standard, Brocade retrospectively recognized both a liability and an equity component of the convertible subordinated debt at fair value. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component, which is the value of the conversion feature at issuance, is recognized as the difference between the proceeds from the issuance of the convertible subordinated debt and the fair value of the liability component, after adjusting for the deferred tax impact. The convertible subordinated debt was issued at a coupon rate of 2.25%, which was below that of a comparable instrument that does not have a conversion feature (8.75%). Therefore, the valuation of the debt component, using the income approach, resulted in a debt discount. The debt discount is reduced over the expected life of the debt, which is also the stated life of the debt. For additional discussion, see Note 9, “Borrowings,” of the Notes to Consolidated Financial Statements.

As a result of applying this new accounting standard retrospectively to all periods presented, the Company recognized the following incremental effects on individual line items on the Consolidated Statements of Operations (in thousands, except per share amounts):

	Fiscal Year Ended October 31, 2009
	Before Adoption	Adjustments	After Adoption
Interest expense	$(91,281)	$(8,013)	$(99,294)
Income tax provision (benefit)	$10,573	$(3,214)	$7,359
Net loss	$(76,585)	$(4,799)	$(81,384)
Net loss per share—basic	$(0.19)	$(0.01)	$(0.20)
Net loss per share—diluted	$(0.19)	$(0.01)	$(0.20)

	Fiscal Year Ended October 25, 2008
	Before Adoption	Adjustments	After Adoption
Interest expense	$(10,068)	$(7,181)	$(17,249)
Income tax benefit	$(137,148)	$(7,503)	$(144,651)
Net income	$167,070	$322	$167,392
Net income per share—basic	$0.45	$0.00	$0.45
Net income per share—diluted	$0.43	$0.01	$0.44

In addition, the Company recognized the following incremental effects on individual line items on the Consolidated Balance Sheets (in thousands):

	As of October 31, 2009
	Before Adoption	Adjustments	After Adoption
Goodwill	$1,648,217	$11,717	$1,659,934
Non-current deferred tax assets	$185,713	$(1,000)	$184,713
Convertible subordinated debt	$171,822	$(2,490)	$169,332
Additional paid-in capital	$1,872,050	$29,188	$1,901,238
Accumulated deficit	$(101,767)	$(15,981)	$(117,748)

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. The derivatives entered into by the Company qualify for and are designated as foreign currency cash flow hedges.

The derivatives are recognized on the Consolidated Balance Sheets at their respective fair values. Changes in fair values of outstanding cash flow hedges that are highly effective are recorded in accumulated other comprehensive loss until earnings are affected by the variability of cash flows of the underlying hedged transaction. In most cases, amounts recorded in accumulated other comprehensive loss will be released to earnings at maturity of the related derivative. The recognition of effective hedge results offsets the gains or losses on the underlying exposure. Cash flows from derivative transactions are classified according to the nature of the risk being hedged.

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

When the Company discontinues hedge accounting, but it continues to be probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive loss and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is no longer probable that a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gain or loss that was in accumulated other comprehensive loss will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the Consolidated Balance Sheet until maturity and will recognize future changes in the fair value in current period earnings. Any hedge ineffectiveness is recorded in current period earnings within “Other income (loss), net.” Effectiveness is assessed based on the comparison of current forward rates to the rates established on the Company’s hedges.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. An estimated useful life of 4 years is used for computer equipment and software, except for the Company’s enterprise-wide, integrated business information system which is depreciated over 5 to 7 years. Effective May 1, 2010, the Company prospectively changed the estimated useful life of its furniture from 4 years to 7 years for furniture placed in service on or after that date, including furniture on capital lease. The Company will continue to use the straight-line method to depreciate furniture. The change in useful life was adopted because the life of the new furniture is estimated to be longer than previously purchased furniture. Furniture placed in service prior to May 1, 2010 will continue to be depreciated over 4 years using the straight-line method. Estimated useful lives of up to 4 years are used for engineering and other equipment and an estimated useful life of 30 years is used for buildings. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life of the asset or the remaining term of the lease.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company pays facility administration fees to the financial institution on a quarterly basis. Under the terms of the factoring agreement, the maximum available amount of the factoring facility outstanding at any one time is $50.0 million, which is subject to change based on the financial institution’s approval. During the fiscal year ended October 30, 2010, $61.4 million of trade receivables were sold under the terms of the factoring facility. Sales of trade receivables are recorded as a reduction of trade accounts receivable. The losses resulting from the discount on the sale of receivables for the fiscal year ended October 30, 2010 were immaterial and are included in “Other income (loss), net” on the Consolidated Statement of Operations. Facility administration fees for the fiscal year ended October 30, 2010 were immaterial and are included in “General and administrative expenses” on the Consolidated Statements of Operations.

Litigation Costs

The Company is subject to the possibility of legal actions arising in the ordinary course of business. The Company regularly monitors the status of pending legal actions to evaluate both the magnitude and likelihood of any potential losses. An accrual for these potential losses is made when they are probable and the amount of loss, or possible range of loss, can be reasonably estimated. In addition, recoveries are shown as a reduction in litigation costs in the period in which they are realized.

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

A majority of the Company’s accounts receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of October 30, 2010, three customers accounted for 17%, 14% and 10%, respectively, of total accounts receivable. As of October 31, 2009, two customers accounted for 16% and 11%, respectively, of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances, and other allowances.

For the years ended October 30, 2010, October 31, 2009 and October 25, 2008, the same three customers each represented 10% or more of our total net revenues for a combined total of 47% (EMC with 16%, HP with 14% and IBM with 17%), 48% (EMC with 18%, HP with 13% and IBM with 17%) and 65% (EMC with 25%, HP with 18% and IBM with 22%), respectively.

The Company currently relies on single and limited sources for multiple key components used in the manufacture of its products. Additionally, the Company relies on multiple contract manufacturers for the production of its products, including Hon Hai Precision Industry Co., Ltd., Sanmina-SCI Corporation, Asteel Flash Group, Accton Wireless Broadband Corporation, Motorola, Inc. and Quanta Computer Incorporated (collectively the “CMs”). Although the Company uses standard parts and components for its products where possible, the Company’s CMs currently purchase, on their behalf, several key components used in the manufacture of products from single or limited supplier sources.

Revenue Recognition

Product revenue. Substantially all of the Company’s products are integrated with software that is essential to the functionality of the equipment. Additionally, the Company provides unspecified software upgrades and

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

enhancements related to the equipment through its maintenance contracts for most of its products. Product revenue is generally recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred;

•	The fee is fixed or determinable; and

•	Collectability is reasonably assured or collection is probable.

For newly introduced products, many of the Company’s large OEM customers require a product qualification period during which the Company’s products are tested and approved by the OEM customers for sale to their customers. Revenue recognition and related cost are deferred for shipments to new OEM customers and for shipments of newly introduced products to existing OEM customers until satisfactory evidence of completion of the product qualification has been received from the OEM customer. In addition, revenue from sales to the Company’s distributor customers is recognized in the same period in which the product is actually sold by the distributor (sell-through).

The Company reduces revenue for estimated sales allowances at the time of shipment and sales programs at the later of revenue recognition or communication of the commitment for sales incentives. Sales allowances are estimated based on historical sales returns. Sales programs are estimated based on approved sales programs versus claims under such sales programs, current trends and the Company’s expectations regarding future activity. In addition, the Company maintains an allowance for doubtful accounts, which is also accounted for as a reduction in revenue. The Company establishes the allowance for doubtful accounts to ensure accounts receivables are not overstated due to uncollectability. The Company maintains bad debt reserves based upon the analysis of accounts receivable, historical collection patterns, customer concentrations, customer creditworthiness, current economic trends, changes in customer payment terms and practices, and customer communication. The Company records a specific reserve for individual accounts when it becomes aware of a customer’s likely inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, the Company would further adjust estimates of the recoverability of receivables.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Multiple-element arrangements. The Company’s multiple-element product offerings include networking hardware with embedded software products and support, which are considered separate units of accounting. For certain of the Company’s products, software and non-software components function together to deliver the tangible products’ essential functionality.

For transactions entered into prior to the first quarter of fiscal year 2010, the Company allocated revenue to each element in a multiple-element arrangement based upon VSOE of the fair value of the element, or if VSOE was not available for the delivered element, by application of the residual method. In the application of the residual method, the Company allocated revenue to the undelivered elements based on VSOE of fair value for those elements and allocated the residual revenue to the delivered elements. VSOE of the fair value for an element was based upon the price charged when the element was sold separately. Revenue allocated to each element was then recognized when the basic revenue recognition criteria was met for each element. For sales of products that contained multiple elements and where software was incidental, the Company determined the separate units of accounting that existed within the arrangement. If more than one unit of accounting existed, the arrangement consideration was allocated to each unit of accounting using the residual fair value method. Revenue was recognized for each unit of accounting when all the revenue recognition criteria had been met for that unit of accounting.

Under the new accounting guidance, the Company allocates revenue to each element in a multiple-element arrangement based upon their relative selling price. When applying the relative selling price method, the Company determines the selling price for each deliverable using VSOE of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, the Company uses its best estimate of selling price for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.

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

In most instances, the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to the Company infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE cannot be established, the Company attempts to establish selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pricing practices. The determination of ESP is made through consultation with and formal approval by the Company’s management, taking into consideration the go-to-market strategy.

The Company regularly reviews VSOE, TPE and ESP and maintains internal controls over the establishment and updates of these estimates. There was no material impact on revenues during the fiscal year ended October 30, 2010 nor does the Company expect a material impact in the near term from changes in VSOE, TPE or ESP.

The following table shows total net revenues as reported and unaudited pro forma total net revenues that would have been reported during the fiscal year ended October 30, 2010 if the transactions entered into or materially modified after October 31, 2009 were subject to previous accounting guidance:

	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Was in Effect
	In thousands
Total net revenues for the twelve months ended October 30, 2010	$2,094,363	$2,084,353

The impact to total net revenues during the fiscal year ended October 30, 2010 of the accounting guidance was primarily to net product revenues. Since the use of the residual method is eliminated under the new accounting standards, any discounts offered by the Company are allocated to all deliverables, rather than only products delivered upfront.

The new accounting standards for revenue recognition if applied in the same manner to the year ended October 31, 2009 would not have had a material impact on total net revenues for that fiscal year. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on total net revenues in periods after the initial adoption when applied to multiple-element arrangements based on current go-to-market strategies due to the existence of VSOE on PCS and consistent ESP across most of our product offerings.

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

Foreign Currency

Assets and liabilities of the Company’s international subsidiaries in which the local currency is the functional currency are translated into U.S. dollars at period-end exchange rates. Income and expenses are

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

translated into U.S. dollars at the average exchange rates during the period. The resulting translation adjustments are included in the Company’s Consolidated Balance Sheets in the stockholders’ equity section as a component of accumulated other comprehensive loss. Foreign exchange gains and losses for assets and liabilities of the Company’s international subsidiaries in which the local currency is the U.S. dollar are recorded in the Company’s Consolidated Statement of Operations.

Software Development Costs

Eligible software development costs are capitalized upon the establishment of technological feasibility, which is defined as being equivalent to completion of a beta-phase working prototype. Total eligible software development costs have not been material to date.

Costs related to internally developed software and software purchased for internal use are capitalized. As of October 30, 2010 and October 31, 2009 a net book value of $3.7 million and $5.4 million, respectively, related to the purchase and subsequent implementation and upgrade of the Company’s enterprise wide integrated business information system was included in “Property and equipment, net.” These costs are being depreciated over the estimated useful lives of five to seven years.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs were $7.9 million, $5.9 million and $8.4 million for the years ended October 30, 2010, October 31, 2009 and October 25, 2008, respectively.

Capitalized Interest Costs

Interest costs related to major construction projects, specifically the Company campus project, are capitalized until the asset is ready for service. Capitalized interest is calculated by multiplying the weighted-average interest rate on the Senior Secured Credit Facility, Senior Secured Notes and convertible debt by the qualifying costs. Interest capitalized may not exceed gross interest expense for the period. As the qualifying asset is moved to the depreciation and amortization pool, the related capitalized interest is also transferred and is amortized over the useful life of the related asset. Interest costs of $7.8 million, $9.1 million and $1.0 million were capitalized for the years ended October 30, 2010, October 31, 2009 and October 25, 2008, respectively. Construction of the Company campus was completed in the third quarter of fiscal year 2010.

Income Taxes

The Company accounts for income taxes under the assets and liabilities method. Under this method, the Company recognizes income tax expense for the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts, along with net operating loss carry forwards and credit carry forwards. A valuation allowance is recognized to the extent that it is more likely than not that the tax benefits will not be realized. For additional discussion, see Note 15, “Income Taxes,” of the Notes to Consolidated Financial Statements.

The Company adopted the provisions of ASC 740-10 Income Taxes (“ASC 740-10”), effective at the beginning of fiscal year 2008. ASC 740-10 prescribes a recognition threshold and measurement attribute for financial statement purposes of tax positions taken or expected to be taken on a tax return. Recognition of a tax position is determined when it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. Upon its adoption of ASC 740-10, the Company

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

applied the provisions of ASC 740-10 to all income tax positions. The cumulative effect of applying the provisions of ASC 740-10 in the amount of $3.1 million has been reported as an adjustment to the opening balance of accumulated deficit on the Company’s Consolidated Balance Sheet as of the beginning of fiscal year 2008.

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

Stock-Based Compensation

The Company accounts for employee equity awards under the fair value method. Accordingly, the Company measures stock-based compensation at the grant date based on the fair value of the award. The fair value of stock options and the Employee Stock Purchase Plan (“ESPP”) is estimated using the Black-Scholes option pricing model. Estimated compensation cost relating to restricted stock units is based on the fair value of the Company’s common stock on the date of the grant. The Company records stock-based compensation expense over the twenty-four month offering period in connection with shares issued under its ESPP. The compensation expense for stock-based awards is reduced by an estimate for forfeitures and is recognized over the expected term of the award under a graded vesting method. For additional discussion, see Note 14, “Stock-Based Compensation,” of the Notes to Consolidated Financial Statements.

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

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to sales allowances and programs, allowance for doubtful account, stock-based compensation, purchase price allocations, warranty obligations, inventory valuation and purchase commitments, restructuring costs, facilities lease losses, impairment of goodwill and intangible assets, litigation, income taxes and investments. Actual results may differ materially from these estimates.

Recent Accounting Pronouncements

In January 2010, the FASB issued an update to ASC 820-10 Measuring Liabilities at Fair Values (“ASC 820-10”). The update to ASC 820-10 requires disclosure of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers, and a gross presentation of activity within the Level 3

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2010, the FASB issued an update to ASC 718 Compensation—Stock Compensation (“ASC 718”). The update to ASC 718 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the Company’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. The update to ASC 718 will be adopted by the Company in the first quarter of fiscal year 2012, with earlier adoption permitted. The Company is currently evaluating the impact of the update to ASC 718, but does not expect the adoption to have a material impact on its financial position, results of operations, or cash flows.

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

Amount (in thousands)
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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following unaudited pro forma financial information for the twelve months ended October 30, 2009 and October 25, 2008 presents a summary of the results of operations of the Company assuming the acquisition of Foundry occurred at the beginning of the period presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented, nor is it indicative of future operating results (in thousands, except per share amounts):

	Twelve Months Ended	Twelve Months Ended
	October 31, 2009 (1) (3)	October 25, 2008 (2) (3)
Total net revenues	$2,029,973	$2,112,229
Pretax loss	(60,903)	(43,226)
Net income (loss)	(55,070)	156,733
Basic net income (loss) per share	(0.14)	0.42
Diluted net income (loss) per share	$(0.14)	$0.40

(1)

The unaudited pro forma financial results for the twelve months ended October 31, 2009 include Brocade’s historical results for the twelve months ended October 31, 2009, which include Foundry’s results subsequent

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to December 18, 2008, and Foundry’s historical results for the period October 26, 2008 to December 18, 2008, including goodwill and acquisition-related intangible assets impairment of $53.3 million, amortization for acquired intangible assets, elimination of IPR&D charge and acquisition-related fees, and related tax effects.

(2)	The unaudited pro forma financial results for the twelve months ended October 25, 2008 include Brocade’s historical results for the twelve months ended October 25, 2008 and Foundry’s historical results for the three months ended December 31, 2007 and nine months ended September 30, 2008, including provision for class action lawsuit of $160.0 million, release of the valuation allowance of $174.4 million, amortization for acquired intangible assets, adjustment to interest expense, and related tax effects.
(3)	Brocade’s historical results for the twelve months ended October 31, 2009 and October 25, 2008 reflect the incremental effects on individual line items on the Consolidated Statement of Operation as a result of retrospectively applying the new accounting standard for convertible debt instruments (see Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements).

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

The results of operations of SBS are included in the accompanying Consolidated Statements of Operations from the date of the acquisition. The Company does not consider the acquisition of SBS to be material to its results of operations and is therefore not presenting pro forma financial information of operations.

4. Goodwill and Intangible Assets

The following table summarizes goodwill activity by reportable segment during the fiscal year ended October 30, 2010 and October 31, 2009 (in thousands):

	Data Storage	Ethernet Products	Global Services	Total
Balance at October 25, 2008
Goodwill (1)	$184,272	$45,832	$39,814	$269,918
Accumulated impairment losses	—	—	—	—

	$184,272	$45,832	$39,814	$269,918
Acquisition of Foundry	—	1,357,855	117,748	1,475,603
Goodwill impairment (2)	—	(45,832)	—	(45,832)
Tax and other adjustments (3)	(7,283)	(31,999)	(473)	(39,755)
Balance at October 31, 2009
Goodwill	$176,989	$1,371,688	$157,089	$1,705,766
Accumulated impairment losses	—	(45,832)	—	(45,832)

	176,989	1,325,856	157,089	1,659,934
Tax and other adjustments (4)	—	(14,984)	—	(14,984)
Balance at October 30, 2010
Goodwill	$176,989	$1,356,704	$157,089	$1,690,782
Accumulated impairment losses	—	(45,832)	—	(45,832)

	$176,989	$1,310,872	$157,089	$1,644,950

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	As adjusted due to adoption of update to ASC 470-20 relating to accounting for convertible debt instruments. See Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.
(2)	During the second quarter of fiscal year 2009, the Company made a decision to no longer offer its suite of Files products and concluded that the fair value of the Files reporting unit was less than its carrying amount. The fair value of the Files business was determined using comparable companies’ data. The Company conducted the second step of the goodwill impairment test and determined that all of the Files goodwill was impaired. Accordingly, the Company recorded a goodwill impairment charge of $45.8 million for the three months ended May 2, 2009.
(3)	The goodwill adjustment of $39.8 million was primarily a result of the realization of deferred tax assets and tax benefit of stock options exercised from acquired companies and includes $1.7 million of Foundry purchase accounting adjustments, and the adjustment resulting from the adoption of a new accounting standard for its convertible debt from acquired companies. See Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.
(4)	The goodwill adjustment of $15.0 million was primarily a result of realization of deferred tax assets and tax benefit of stock options exercised from acquired companies, partially offset by the impact of adoption of the new accounting standard for its convertible debt from acquired companies.

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

The Company’s estimates of revenues and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our regular long-range planning process. The control premium used in market or combined approaches is determined by considering control premiums offered as part of the acquisitions that have occurred in the reporting units’ comparable market segments. Based on goodwill impairment analysis results during the second fiscal quarter of 2010, the Company determined that no impairment needed to be recorded. During the fiscal year ended October 30, 2010, there were no facts and circumstances that indicated that the fair value of the reporting units may be less than their current carrying amount.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company records impairment losses on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. As a result of the impairment of the Files reporting unit in fiscal year 2009, the Company performed an impairment analysis for long-lived Files assets, including its intangible assets. The analysis indicated that all of the intangible assets associated with the Files business were not recoverable. As a result, the Company recorded an acquisition-related intangible assets impairment charge associated with the Files business of $7.5 million during the second quarter of fiscal year 2009.

Intangible assets other than goodwill are amortized over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The following tables present details of the Company’s intangible assets (in thousands, except for weighted-average remaining useful life):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
October 30, 2010
Tradename	$13,941	$11,150	$2,791	9.24
Core/developed technology	338,158	189,643	148,515	2.75
Customer relationships	364,981	172,287	192,694	3.23

Total intangible assets	$717,080	$373,080	$344,000	3.07

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
October 31, 2009
Tradename	$13,941	$9,980	$3,961	8.05
Core/developed technology	338,158	129,843	208,315	3.63
Customer relationships	364,981	106,385	258,596	4.13

Total intangible assets	$717,080	$246,208	$470,872	3.94

The following table presents the amortization of intangible assets included on the Consolidated Statements of Operations (in thousands):

	Fiscal Year Ended
	October 30, 2010	October 31, 2009	October 25, 2008
Cost of revenues	$61,249	$65,803	$37,400
Operating expenses	$65,623	$68,718	$31,484

Total	$126,872	$134,521	$68,884

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the estimated future amortization of intangible assets as of October 30, 2010 (in thousands):

Fiscal Year	Estimated Future Amortization
2011	$119,770
2012	107,062
2013	94,057
2014	16,816
2015	1,449
Thereafter	4,846

Total	$344,000

5. Liabilities Associated with Facilities Lease Losses

The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary. The following table summarizes the activity related to the facilities lease loss reserve, net of expected sublease income (in thousands):

Lease Loss Reserve
Reserve balance at October 25, 2008	$28,429
Additional reserve related to acquisition of Foundry (1)	3,224
Cash payments on facilities leases	(11,273)
Non-cash charges and other adjustments, net	539

Reserve balance at October 31, 2009	$20,919
Cash payments on facilities leases	(11,413)
Other adjustments, net	470

Reserve balance at October 30, 2010	$9,976

(1)	During the year ended October 31, 2009, the Company recorded a purchase accounting adjustment of $3.2 million related to estimated facilities lease losses as a result of the acquisition of Foundry, net of expected sublease income. The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary.

Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2017.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Balance Sheet Details

The following table provides details of selected balance sheet items (in thousands):

	October 30, 2010	October 31, 2009
Accounts Receivable:
Accounts receivable	$336,285	$310,392
Allowance for doubtful accounts	(1,838)	(3,954)
Sales allowances	(4,883)	(8,619)

Total	$329,564	$297,819

Inventories:
Raw materials	$19,384	$4,605
Finished goods	57,424	67,547

Total	$76,808	$72,152

Property and equipment, net: (1)
Computer equipment and software	$47,949	$122,219
Engineering and other equipment	296,383	258,116
Furniture and fixtures (2)	28,283	14,691
Leasehold improvements	20,908	64,186
Land and building (3)	381,480	300,095

Subtotal	775,003	759,307
Less: Accumulated depreciation and amortization	(235,886)	(316,899)

Total	$539,117	$442,408

Other accrued liabilities:
Income taxes payable	$10,400	$3,702
Accrued warranty	5,980	5,808
Inventory purchase commitments	4,930	17,011
Accrued sales programs	26,806	13,377
Accrued liabilities	53,616	53,878
Other	6,578	11,487

Total	$108,310	$105,263

(1)	Depreciation expense was approximately $72.8 million, $59.9 million and $49.8 million for the years ended October 30, 2010, October 31, 2009 and October 25, 2008, respectively.
(2)	Effective May 1, 2010, the Company prospectively changed the estimated useful life of its furniture from 4 years to 7 years for furniture placed in service on or after that date. The Company will continue to use the straight-line method to depreciate furniture. The change in useful life was adopted because the life of the new furniture is estimated to be longer than previously purchased furniture. The impact to the Company’s results of operations during the fiscal year ended October 30, 2010 was not material. Furniture placed in service prior to May 1, 2010 will continue to be depreciated over 4 years using the straight-line method and have a net book value of $3.0 million as of October 30, 2010. In addition, furniture and fixtures include the following amounts under leases as of October 30, 2010 and October 31, 2009:

	October 30, 2010	October 31, 2009
Cost, including taxes	$10,632	$—
Accumulated depreciation	(615)	—

Total	$10,017	$—

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	In connection with the purchase of the property located in San Jose, California, the Company engaged a third party as development manager to manage the development and construction of improvements on the property. Included in “Land and building” as of October 30, 2010 and October 31, 2009 is $8.0 million that the Company has agreed to pay the developer on May 22, 2011 or earlier. Construction of the campus was completed in the third quarter of fiscal year 2010.

7. Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
October 30, 2010
Corporate bonds	$1,998	$—	$—	$1,998

Total	$1,998	$—	$—	$1,998

October 31, 2009
Corporate bonds	$4,678	$—	$—	$4,678

Total	$4,678	$—	$—	$4,678

As of October 30, 2010 and October 31, 2009, the Company had no unrealized holding gains/losses on investments. Net unrealized holding gains or losses on investments, if any, are included in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets.

8. Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability. The Company applies fair value measurements for both financial and nonfinancial assets and liabilities. The Company has no nonfinancial assets and liabilities that are required to be measured at fair value on a recurring basis as of October 30, 2010.

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

In the second fiscal quarter of 2010, the Company adopted the update to ASC 820-10, which requires disclosure of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers. There were no transfers of this nature during fiscal year ended October 30, 2010.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Level 2

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

Level 3

Unobservable inputs that reflect the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available. Brocade has no assets or liabilities utilizing Level 3 inputs.

Assets and liabilities measured at fair value on a recurring basis as of October 30, 2010 were as follows (in thousands):

	Balance as of October 30, 2010	Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$92,981	$92,981	$—	$—
Corporate bonds	1,998	—	1,998	—
Derivative assets	$6,450	$—	$6,450	$—

Total assets measured at fair value	$101,429	$92,981	$8,448	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Consolidated Balance Sheets.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and liabilities measured at fair value on a recurring basis as of October 31, 2009 were as follows (in thousands):

	Balance as of October 31, 2009	Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$104,204	$104,204	$—	$—
Corporate bonds (2)	4,678	—	4,678	—
Derivative assets	$1,239	$—	$1,239	$—

Total assets measured at fair value	$110,121	$104,204	$5,917	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Consolidated Balance Sheets.
(2)	During fiscal year 2009, the Company transferred $4.7 million of corporate bonds from assets utilizing Level 1 inputs to assets utilizing Level 2 inputs due to a decrease in quotable prices in an active market, as well as a less active market for the bonds.

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

The Company used approximately $435.0 million of the net proceeds of the Notes Offering to prepay a portion of the outstanding term loan under the Senior Secured Credit Facility on January 20, 2010, and used the remaining net proceeds, together with cash on hand, to retire on February 16, 2010 the 2.25% subordinated convertible notes (“2.25% Notes”) originally issued by McDATA, a wholly owned subsidiary of Brocade.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of October 30, 2010, the liability associated with the 2018 Notes of $297.9 million, net of the debt discount of $2.1 million, and the liability associated with the 2020 Notes of $297.5 million, net of the debt discount of $2.5 million, are together reported as “Senior Secured Notes,” on the Consolidated Balance Sheets.

Debt issuance costs totaling $11.0 million associated with the Senior Secured Notes are classified entirely as long-term and have been capitalized as deferred financing costs, with $0.7 million amortized as of October 30, 2010. As of October 30, 2010, deferred financing costs were $10.3 million and are reported within “Other assets” on the Consolidated Balance Sheets. The deferred financing costs of the 2018 Notes and the 2020 Notes are being amortized using the effective interest method over the eight-year and ten-year term of the debt, respectively. No payments were made towards the principal of the Senior Secured Notes during the fiscal year ended October 30, 2010. As of October 30, 2010, the approximate fair value of the Company’s senior secured notes was $645.4 million, estimated based on broker trading prices.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

These covenants are subject to a number of other limitations and exceptions set forth in the Indentures. The Company was in compliance with all applicable covenants as of October 30, 2010.

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

In connection with the issuance of the Senior Secured Notes, the Company and the Subsidiary Guarantors also entered into registration rights agreements with the initial purchasers relating to each series of the Senior Secured Notes. Under the terms of these registration rights agreements, with respect to each series of the Senior Secured Notes, the Company and the Subsidiary Guarantors are required to use commercially reasonable efforts to file with the SEC a registration statement relating to an offer to exchange the applicable series of notes for an issue of SEC-registered notes (the “Exchange Notes”) with terms identical to the applicable series of the Senior Secured Notes (except that the Exchange Notes will not be subject to restrictions on transfer or to any increase in annual interest rate) and maintain the effectiveness of such registration statement until 180 days after the closing of the applicable exchange offer. In addition, the Company and the Subsidiary Guarantors were required to consummate each exchange offers within 60 days after the effective date of the registration statement and in the event the Company and the Subsidiary Guarantors failed to consummate an exchange offer by January 20, 2011, additional interest up to 1.0% per annum would have been payable on the applicable series of Senior Secured Notes. The Company and the Subsidiary Guarantors filed a registration statement on Form S-4 relating to such an offer to exchange on June 18, 2010, the registration statement was declared effective by the SEC on August 24, 2010, and both exchange offers were consummated on October 1, 2010.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Loans under the Senior Secured Credit Facility bear interest, at the Company’s option, at a rate equal to either the London Interbank Offered Rate (“LIBOR rate”), plus an applicable margin equal to 4.0% per annum or the prime lending rate, plus an applicable margin equal to 3.0% per annum. The applicable margin with respect to revolving loans is subject to adjustment based on the Company’s consolidated senior secured leverage ratio, as defined in the credit agreement. The LIBOR rate floor is 3.0% per annum and the prime lending rate floor is 4.0% per annum, in each case, for the life of the Senior Secured Credit Facility. For the fiscal year ended October 30, 2010, the weighted-average interest rate on the term loan was 7.0%.

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

Debt issuance costs totaling $31.6 million associated with financing the acquisition have been capitalized as deferred financing costs, with $14.3 million amortized as of October 30, 2010. As of October 30, 2010 and October 31, 2009, deferred financing costs were $17.3 million and $21.4 million, respectively, and are reported within “Other assets” on the Consolidated Balance Sheets. The deferred financing costs are being amortized using the effective interest method over the five-year term of the debt. During the twelve months ended October 30, 2010, the Company paid $583.0 million towards the principal of the term loan, $560.0 million of which were voluntary prepayments. As of October 30, 2010, the approximate fair value of the Company’s senior secured credit facility was $354.5 million, estimated based on broker trading prices.

The obligations of the Company and its subsidiary guarantors under the Senior Secured Credit Facility and the related guarantees there under are secured, subject to customary permitted liens and other agreed upon exceptions, by (i) a first priority pledge of all of the equity interests of each of the Company’s direct and indirect

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiaries and (ii) a perfected first priority interest in and mortgages on all tangible and intangible assets of the Company and each subsidiary guarantor, except, in the case of a foreign subsidiary, to the extent such pledge would be prohibited by applicable law or would result in materially adverse tax consequences (limited, in the case of a first-tier foreign subsidiary, to 65% of the voting stock and 100% of the non-voting stock of such first-tier foreign subsidiary). In addition, the term loan has not been registered with the SEC as of October 30, 2010.

The credit agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, capital expenditures, prepayment of other indebtedness, redemption or repurchase of subordinated indebtedness, share repurchases, dividends and other distributions. The credit agreement contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a maximum consolidated senior secured leverage ratio, each as defined in the credit agreement and described further below. The credit agreement also includes customary events of default, including cross-defaults on the Company’s material indebtedness and change of control. The Company was in compliance with all applicable covenants as of October 30, 2010 and October 31, 2009.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In thousands	As of October 30, 2010	As of October 31, 2009
Outstanding gross principal	$—	$172,500
Net carrying amount (2)	$—	$169,332
Unamortized discount (1) (2)	$—	$3,168
Equity component carrying amount (2)	$—	$29,188

(1)	The remaining amortization period for the convertible subordinated debt was approximately 107 days as of October 31, 2009.
(2)	As adjusted due to changes to the accounting for convertible debt instruments. See Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements, for additional information.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2.25% Notes paid a fixed rate of interest semiannually. The Company capitalized a portion of the interest associated with this debt during the periods presented. In addition, the effective interest rate for the 2.25% Notes is 8.63% for the fiscal years ended October 31, 2009 and for fiscal year 2010 for the period through February 15, 2010 when the convertible subordinated debt was due. The amount of interest cost recognized relating to both the contractual interest coupon and amortization of the discount on the liability component of the 2.25% Notes was as follows:

	Fiscal Year Ended
In thousands	October 30, 2010	October 31, 2009	October 25, 2008
Interest expense	$4,305	$14,057	$13,224

10. Commitments and Contingencies

Operating Leases

The Company leases certain facilities and certain equipment under various operating agreements expiring through November 2020. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $0.4 million as security for the leases.

Total rent expense was approximately $30.0 million in fiscal year 2010, $30.2 million in fiscal year 2009 and $20.0 million in fiscal year 2008, net of releases in facilities lease loss reserve, as well as sublease income, of $12.5 million, $13.9 million and $9.6, respectively. Future minimum lease payments under all non-cancelable operating leases as of October 30, 2010 total $60.8 million, net of contractual sublease income of $39.5 million. In addition to base rent, many of the facilities lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.

Future minimum lease payments under all non-cancelable operating leases as of October 30, 2010, excluding the contractual sublease income stated above, are as follows (in thousands):

Fiscal Year	Operating Leases
2011	$28,062
2012	17,098
2013	13,630
2014	12,452
2015	12,044
Thereafter	16,985

Total minimum lease payments	$100,271

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Lease Obligations

The Company had capital lease obligations for certain furniture with a net present value of $8.5 million at October 30, 2010. Total payments under capital leases were approximately $1.4 million in fiscal year 2010 and the Company will make payments totaling $9.7 million over the next five years, including $1.2 million for imputed interest expense. Future minimum lease payments under all non-cancelable capital leases as of October 30, 2010 are as follows (in thousands):

Fiscal Year	Capital Leases
2011	$2,221
2012	2,221
2013	2,221
2014	2,221
2015	862

Total minimum lease payments	$9,746

Company Campus Contractual Obligations. On May 23, 2008, Brocade purchased property located in San Jose, California, which consisted of three unimproved building parcels that were entitled for approximately 562,000 square feet of space in three buildings. The total purchase price for the property was $50.9 million. In connection with the purchase, Brocade also engaged a third party as development manager to manage the development and construction of improvements on the property. Brocade’s obligation for development and construction of three buildings and a parking garage on the purchased property was approximately $176.3 million (in addition to the purchase price for the property), payable in various installments through approximately January 2011. Brocade’s obligation for tenant improvements for the campus was approximately $80.2 million, in addition to the $8.0 million that the Company has agreed to pay the developer on May 22, 2011 or earlier. Brocade financed the purchase and the development through operating cash flows. In connection with the purchase, Brocade also obtained a four-year option, exercisable at its sole discretion through May 22, 2012, to purchase a fourth unimproved approximate four acre parcel for a fixed price of approximately $26.0 million. The costs incurred to date in connection with the Company campus are approximately $305.0 million and the remaining capital expenditures are approximately $10.4 million as of October 30, 2010.

Product Warranties

The Company’s accrued liability for estimated future warranty costs is included in “Other accrued liabilities” in the accompanying Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the fiscal years ended October 30, 2010 and October 31, 2009 (in thousands):

	Accrued Warranty
	Twelve Months Ended
	October 30, 2010	October 31, 2009
Beginning balance	$5,808	$5,051
Liabilities accrued for warranties issued during the period (1)	3,480	4,486
Warranty claims paid and used during the period	(1,705)	(2,173)
Changes in liability for pre-existing warranties during the period	(1,603)	(1,556)

Ending balance	$5,980	$5,808

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Included in the $4.5 million in liabilities accrued for warranties issued during the year ended October 31, 2009 is $1.9 million in warranty liabilities assumed as part of the Foundry acquisition.

In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of October 30, 2010, there have been no known material events or circumstances that have resulted in a customer contract-related indemnification liability to the Company.

Manufacturing and Purchase Commitments

Brocade has manufacturing arrangements with CMs under which Brocade provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to Brocade’s customers. The required lead time for placing orders with the CMs depends on the specific product. The CMs invoice Brocade based on prices and payment terms mutually agreed upon and set forth in purchase orders it issues to them. Although the purchase orders Brocade places with its CMs are cancelable, the terms of the agreements require Brocade to purchase all inventory components not returnable, usable by, or sold to other customers of the CMs.

As of October 30, 2010, the Company’s aggregate commitment to the CMs for inventory components used in the manufacture of Brocade products was $284.4 million, which the Company expects to utilize during future normal ongoing operations, net of a purchase commitments reserve of $4.9 million. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal ongoing operations within the next twelve months.

Income Taxes

The Company is subject to several ongoing audits. For additional discussion, see Note 15, “Income Taxes,” of the Notes to Consolidated Financial Statements. The Company believes it has adequate reserves for all open tax years.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The parties have reached a global settlement of the coordinated litigation, under which the insurers will pay the full amount of settlement share allocated to the Brocade Entities, and the Brocade Entities will bear no financial liability. On October 5, 2009, the Court granted final approval of the settlement. Certain objectors have appealed the Court’s final order.

Intellectual Property Litigation

On June 21, 2005, Enterasys Networks, Inc. (“Enterasys”) filed a lawsuit against Foundry (and Extreme Networks, Inc.) in the United States District Court for the District of Massachusetts alleging that certain of Foundry’s products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. On August 28, 2007, the Court granted Foundry’s motion to stay the case based on petitions that Foundry had filed with the United States Patent and Trademark Office (“USPTO”) in 2007 for reexamination of five of the six Enterasys patents. Two of the patents received final rejections during their respective reexaminations, in which the USPTO held that the claims were invalid. Enterasys filed appeals of those rejections with the USPTO’s Board of Patent Appeals and Interferences in 2009. The USPTO issued reexamination certificates for the remaining three patents undergoing reexamination indicating that the patents were valid over the references that Foundry had submitted. On August 7, 2009, Brocade filed a new petition with the USPTO for reexamination of one of the patents that had received a reexamination certificate, but the USPTO upheld the patent as valid over the references that Brocade had submitted, and issued a reexamination certificate on July 6, 2010. On March 31, 2010, Brocade filed a new petition for reexamination of another of the patents that had received a reexamination certificate, and on December 1, 2010, the USPTO issued an initial Office Action rejecting the patent’s claims. Meanwhile, on May 21, 2010, the Court lifted the stay of the litigation, and Enterasys subsequently dropped from the litigation the two patents that are on appeal at the USPTO. Accordingly, four patents remain at issue in the litigation, of which one of the patents is currently undergoing reexamination in the USPTO. No trial date has been set.

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

On August 4, 2010, Brocade and Foundry Networks LLC (“Plaintiffs”) filed a lawsuit against A10 Networks, Inc. (“A10”), A10’s founder and other individuals in the United States District Court for the Northern District of California. On October 29, 2010, Plaintiffs filed an amended complaint. In the amended complaint, Brocade alleged that A10 and the individual defendants have misappropriated Plaintiff’s trade secrets, infringed copyrighted works, interfered with existing contracts between the Plaintiffs and their employees, breached contracts, breached their fiduciary duties and duties of loyalty, and that certain of A10’s products infringe ten of Brocade’s patents. Brocade is seeking injunctive relief, as well as monetary damages. The above action replaces and supplements the previous action against A10 filed by Brocade on April 23, 2010 in the United States District Court for the District of Delaware, which was dismissed without prejudice. No trial date has been set.

On November 10, 2010, A10 filed a lawsuit against Brocade and a Brocade reseller in the Superior Court of the State of California, in the County of Santa Clara. A10 alleges that Brocade obtained unauthorized access to an A10 product. A10 seeks compensatory and punitive damages, and injunctive relief. At the outset of the case, A10 sought a temporary restraining order enjoining any further access to the A10 product by Brocade, and for return of the product to A10. On November 11, 2010, the Court denied A10’s motion for a temporary restraining order. On November 30, 2010, Brocade filed a motion to stay the case in view of Brocade’s Federal Court lawsuit against A10. No trial date has been set.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis. Except as may be noted above, the Company has not recorded any such material liabilities as of October 30, 2010 other than with respect to one litigation matter relating to a commercial contract dispute.

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

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue, expense and capital purchasing activities is transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to its operations for the fiscal year ended October 30, 2010 were the Chinese yuan, the euro, the Japanese yen, the British pound, the Singapore dollar and the Swiss franc. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. The Company has established a foreign currency risk management program to protect against fluctuations in the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not always entirely eliminate, the impact of foreign currency exchange rate movements. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings as part of “Other income (loss), net” on the consolidated statements of operations.

The Company also may enter into other non-designated derivatives that consist primarily of forward contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and any associated outstanding

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

forward contracts are marked-to-market with realized and unrealized gains and losses included in “Other income (loss), net.” There were no forward contracts of this nature outstanding as of October 30, 2010.

For amounts not associated with foreign currency forward contracts, gains and losses from transactions denominated in foreign currencies are included in the Company’s net income (loss) as part of “Other income (loss), net,” in the accompanying Consolidated Statements of Operations. The Company recognized foreign currency transaction losses of $6.6 million for the fiscal year ended October 30, 2010 and foreign currency transaction gains of $4.5 million and $4.6 million for the fiscal years ended October 31, 2009 and October 25, 2008, respectively.

Volume of Derivative Activity

Total gross notional amounts, presented by currency, are as follows (in thousands):

In United States Dollars	October 30, 2010	October 31, 2009
Euro	$53,700	$61,790
Japanese yen	14,306	11,523
British pound	22,018	23,991
Singapore dollar	12,427	15,319
Swiss franc	9,554	7,385

Total	$112,005	$120,008

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

Net unrealized loss positions are recorded within “Other accrued liabilities”, and net unrealized gain positions are recorded within “Prepaid and other current assets.” As of October 30, 2010, the Company had a gross unrealized gain of $6.7 million included in “Prepaid and other current assets.” The amount of $6.7 million represents effective hedges and is reported as a component of accumulated other comprehensive loss. Hedge ineffectiveness, which is reported in the Consolidated Statements of Operations, was not significant.

12. Equity Compensation Plans

In April 2009, the stockholders of Brocade approved the Company’s 2009 Stock Plan, 2009 Director Plan and 2009 Employee Stock Purchase Plan (“2009 ESPP”), and such plans are now part of the Company’s equity compensation plans. The Company’s 1999 Stock Plan, 1999 Director Option Plan and 1999 Employee Stock Purchase Plan each expired in March 2009 by their terms.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2009 Employee Stock Purchase Plan

The 2009 ESPP permits eligible employees to purchase shares of the Company’s common stock through payroll deductions for up to 15% of qualified compensation during the offering period. The purchase price is 85% of the lesser of the fair market value of the Company’s common stock on (i) the first trading day of the offering period, or (ii) the last day of each six-month purchase period; provided, however, that the purchase price for subsequent offering periods may be determined by the administrator, subject to compliance with the terms of the 2009 ESPP. A total of 35.0 million shares of the Company’s common stock are reserved for issuance under the 2009 ESPP. The 2009 ESPP is implemented through consecutive, overlapping offering periods of up to approximately twenty-four months. The offering periods generally start with the first trading day on or after June 1 and December 1 each year and end on the last trading day in the periods ending twenty-four months later, unless the fair market value of the Company’s common stock on the last day of a purchase period is lower than the fair market value of the Company’s common stock on the first trading day of the offering period, in which case the offering period will end early, immediately after the purchase period, and a new offering period will commence on or about such date. Each offering period will be divided into four purchase periods of approximately six months in length. Eligible employees may purchase no more than 3,750 shares of the Company’s common stock during each six-month purchase period. As of October 30, 2010, 27.2 million shares were available for issuance under the 2009 ESPP.

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

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock, the term of an incentive stock option may not exceed five years. The majority of the stock options, restricted stock awards and restricted stock units granted under the Company’s equity compensation plans vest over a period of four years. Certain options and awards granted under the 2009 Stock Plan vest over shorter or longer periods.

At October 30, 2010, approximately 149.0 million shares were authorized for future issuance under the Company’s equity compensation plans, which include stock options, shares to be issued pursuant to the 2009 ESPP, restricted stock units and other awards, and shares of Brocade common stock that became issuable in connection with the assumption or substitution of Foundry equity awards. A total of 48.4 million shares of common stock were available for grant under the Company’s equity compensation plans as of October 30, 2010. At October 31, 2009, approximately 190.8 million shares were authorized for future issuance under the Company’s equity compensation plans, which include stock options, shares issued pursuant to the 2009 Employee Stock Purchase Plan, and restricted stock units and other awards. A total of 67.1 million shares of common stock were available for grant under the Company’s equity compensation plans as of October 31, 2009. Awards that expire, or are canceled without delivery of shares, generally become available for issuance under the Company’s equity compensation plans.

1999 Nonstatutory Stock Option Plan

In September 1999, the Board of Directors approved the Company’s 1999 NSO Plan. The 1999 NSO Plan provides for the grant of nonstatutory stock options to employees and consultants. A total of 51.4 million shares of the Company’s common stock have been reserved for issuance under the 1999 NSO Plan. As of October 30, 2010, the Company has reserved 18.8 million shares of authorized but unissued shares of common stock for future issuance upon exercise of options under the 1999 NSO Plan.

McDATA Equity Plans

On January 29, 2007, effective upon the consummation of the merger, Brocade assumed the McDATA equity plans. As of October 30, 2010, options to purchase approximately 2.8 million shares of converted common stock, restricted stock and other equity awards remained outstanding under former McDATA equity plans.

Long-Term Incentive Plan

On July 30, 2007, the Board of Directors approved a long-term, performance-based equity incentive plan under the Company’s then applicable 1999 Stock Plan. On November 24, 2009, the Compensation Committee of the Board of Directors approved the issuance of approximately 2.0 million RSUs under the Company’s long-term, performance-based equity incentive plan. The fair value of the restricted stock units granted under the Long-Term Incentive Plan was estimated using a Monte Carlo simulation which required assumptions for expected volatilities, correlation coefficients and risk-free interest rates. Expected volatilities were derived using a method that calculates historical volatility over a period equal to the length of the measurement period for the Long-Term Incentive Plan and the companies included in the related index. Correlation coefficients were based on the same data used to calculate historical volatilities and were used to model how our stock price moves in relation to the companies included in the related index. The Company used a risk-free interest rates that is equal to the yield of a zero-coupon U.S. Treasury bill that is commensurate with each measurement period. As of October 31, 2009, $17.7 million in compensation expense related to these awards had been recognized. Liability-classified awards are required to be remeasured to current fair value at each reporting date until settlement. In accordance with the applicable accounting standard, for the twelve months ended October 30, 2010, the Company recorded a $3.5 million benefit related to these awards as a result of the decrease in Brocade’s closing

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share price on November 24, 2009, the date of settlement, from when these awards were fair valued as of October 31, 2009. As of October 30, 2010, Brocade has no remaining unrecognized compensation expense related to these awards.

Employee 401(k) Plan

The Company sponsors the Brocade Communications Systems, Inc. 401(k) Plan (“401(k) Plan”), which qualifies under Section 401(k) of the Internal Revenue Code and is designed to provide retirement benefits for its eligible employees through tax-deferred salary deductions.

Employees may elect to contribute up to 60% of their eligible compensation to the 401(k) Plan. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Service (“IRS”). The Company matches employee contributions dollar for dollar up to a maximum of $3,000 per calendar year per person. All matching contributions vest immediately. The Company’s matching contributions to the 401(k) Plan totaled $8.7 million, $7.8 million and $5.8 million for the years ended October 30, 2010, October 31, 2009 and October 25, 2008, respectively.

13. Sale-Leaseback Transaction

During fiscal year 2010, the Company sold an owned property to an unrelated third party. Net proceeds from this sale were $30.2 million. Concurrent with this sale, the Company entered into an agreement to lease the property back from the purchaser over a minimum lease term of two years. The Company considers this lease as a normal leaseback and classified the lease as an operating lease. Beginning in the fourth fiscal quarter of 2010, the Company actively uses only a certain portion of the property and has recognized a reserve related to facilities lease loss for the unused portion. An $8.7 million loss on the sale of the property was recognized immediately upon execution of the sale and is recorded within “Gain (loss) on sale of investments and property, net” on the Consolidated Statements of Operations.

14. Stock-Based Compensation

Equity Compensation Plan Information

The following table summarizes information with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans as of October 30, 2010 (in thousands, except per share amounts):

Plan Category	A Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		B Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	C Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excludes Securities Reflected in Column A)

Equity compensation plans approved by stockholders (1)	66,533	(3)	$4.64	48,377	(4)
Equity compensation plans not approved by stockholders (2)	5,956	(5)	$6.63	—

Total	72,489		$4.80	48,377

(1)	Primarily consist of the 2009 ESPP, the 2009 and 1999 Director Plans and the 2009 and 1999 Stock Plans.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Consist solely of the 1999 NSO Plan described in Note 12 “Equity Compensation Plans” of the Notes to Consolidated Financial Statements and Foundry’s 2000 NSO Plan, which was assumed in connection with our acquisition of Foundry.
(3)	Amount excludes purchase rights accrued under the 2009 ESPP. As of October 30, 2010, the 2009 ESPP had a stockholder-approved reserve of 35.0 million shares, of which 27.2 million shares were available for future issuance.
(4)	Amount consists of shares available for future issuance under the 2009 ESPP, the 2009 Director Plan and the 2009 Stock Plan.
(5)	Substantially all shares were granted prior to the fiscal year ended October 25, 2003. Information relating to equity compensation plans is set forth in Note 12 “Equity Compensation Plans” of the Notes to Consolidated Financial Statements.

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Consolidated Statements of Operations as follows (in thousands):

	Fiscal Year Ended October 30, 2010	Fiscal Year Ended October 31, 2009	Fiscal Year Ended October 25, 2008
Cost of revenues (1)	$13,552	$25,654	$9,117
Research and development	27,795	40,365	10,324
Sales and marketing (1)	45,232	48,820	10,652
General and administrative	15,046	22,380	8,943

Total stock-based compensation	$101,625	$137,219	$39,036

(1)	Fiscal year 2010 reflects the reclassification of system engineer costs from cost of revenues to sales and marketing expenses. Fiscal years 2009 and 2008 have not been updated for the new cost classification implemented in 2010. See Note 1, “Basis of Presentation and Reclassification,” of the Notes to Consolidated Financial Statements.

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Fiscal Year Ended October 30, 2010	Fiscal Year Ended October 31, 2009(1)	Fiscal Year Ended October 25, 2008
Stock options, including variable options	$12,383	$24,460	$14,821
Restricted stock awards and restricted stock units (“RSUs”)	55,580	87,543	17,608
Employee stock purchase plan (“ESPP”)	33,662	25,216	6,607

Total stock-based compensation	$101,625	$137,219	$39,036

(1)	ESPP expense for the year ended October 31, 2009 includes $2.5 million of expenses relating to Foundry’s ESPP plan.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents unrecognized compensation expense, net of estimated forfeitures, of the Company’s equity compensation plans as of October 30, 2010, which is expected to be recognized over the following weighted-average periods, (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$6,850	0.97
RSUs	$99,943	2.07
ESPP	$25,626	1.17

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

	Fiscal Year Ended
Stock Options	October 30, 2010	October 31, 2009	October 25, 2008
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.3 - 2.0%	0.4 - 1.9%	1.5 - 4.1%
Expected volatility	49.3 - 53.3%	54.8 - 65.3%	44.2 - 57.0%
Expected term (in years)	4.0	4.0	4.0

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation expense computed under the fair value method for stock options issued is being amortized under a graded vesting method over the options’ vesting period. A summary of stock option activity under the equity compensation plans for the years ended October 30, 2010, October 31, 2009 and October 25, 2008 is presented as follows:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 27, 2007	43,197	$8.20	4.87	$100,316
Granted	2,509	$7.07
Exercised	(4,840)	$5.47
Forfeited or expired	(5,830)	$11.19

Outstanding at October 25, 2008	35,036	$8.05	4.17	$701
Assumed under the Foundry acquisition	92,160	$3.24
Granted	5,118	$4.29
Exercised	(36,022)	$3.03
Forfeited or expired	(6,645)	$6.16

Outstanding at October 31, 2009	89,647	$5.04	3.17	$380,991
Granted	1,920	$6.76

Exercised	(14,210)	$2.95

Forfeited or expired	(5,691)	$13.68

Outstanding at October 30, 2010	71,666	$4.82	2.58	$146,199

Vested and expected to vest at October 30, 2010	69,367	$4.84	2.56	$141,111

Exercisable and vested at:
October 30, 2010	60,777	$4.88	2.41	$123,104

The weighted-average grant date fair value of stock options granted during the years ended October 30, 2010, October 31, 2009 and October 25, 2008 was $2.89, $2.10 and $2.69, respectively. The total intrinsic value of stock options exercised for the years ended October 30, 2010, October 31, 2009 and October 25, 2008 was $51.7 million, $128.9 million and $12.4 million, respectively.

From May 1999 through July 2003, the Company granted 98.8 million options subject to variable accounting as the measurement date of the options granted was not certain. As of October 30, 2010, 0.5 million options with a weighted-average exercise price of $18.47 and a weighted-average contractual life of 1.16 years remain outstanding and continue to be accounted for under variable accounting.

Employee Stock Purchase Plan

Under Brocade’s employee stock purchase plans, including the 2009 ESPP and the 1999 Employee Stock Purchase Plan (together, the “Brocade ESPP”), eligible employees can participate and purchase shares semi-annually at the lower of 85% of the fair market value of the Company’s common stock on (i) the first trading day of the offering period, or (ii) the last day of each six-month purchase period. The Brocade ESPP permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. The

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company accounts for the Brocade ESPP as a compensatory plan and recorded compensation expense of $33.7 million, $22.7 million and $6.6 million for the years ended October, 30, 2010, October 31, 2009 and October 25, 2008, respectively. Compensation expense computed under the fair value method for ESPP shares issued is being amortized under a graded vesting method over the twenty-four month offering period. In addition, the Company accounts for changes in percentage contribution elected by employees, as well as decreases in the Company’s common stock price on the last day of each six-month purchase period as compared to the common stock price on the first trading day of the offering period, by applying modification accounting which results in an increase in compensation expense during the period of modification.

The fair value of the option component of Brocade ESPP shares was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Fiscal Year Ended
Employee Stock Purchase Plan	October 30, 2010	October 31, 2009	October 25, 2008
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.6%	0.8%	2.6%
Expected volatility	67.8%	76.4%	43.0%
Expected term (in years) (1)	1.5	1.2	0.5

(1)	The ESPP shares valued for the years ended October 25, 2008 fall under the 1999 Employee Stock Purchase Plan, which is based on a six-month offering period.

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

Restricted Stock Awards

No restricted stock awards were issued for the years ended October 30, 2010, October 31, 2009 and October 25, 2008. When and if granted, restricted stock awards are not transferable until fully vested, and all unvested shares upon termination are subject to repurchase. The fair value of each award is based on the Company’s closing stock price on the date of grant.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the nonvested restricted stock awards for the years ended October 30, 2010, October 31, 2009 and October 25, 2008 is presented as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested at October 27, 2007	2,130	$3.75
Granted	—	$—
Vested	(2,087)	$3.84
Forfeited	(29)	$0.01

Nonvested at October 25, 2008	14	$0.01
Granted	—	$—
Vested	(14)	$0.01
Forfeited	—	$—

Nonvested at October 31, 2009	—	$—

Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Nonvested at October 30, 2010	—	$—

Expected to vest at October 30, 2010	—	$—

Restricted Stock Units

For the years ended October 30, 2010, October 31, 2009 and October 25, 2008, Brocade issued 10.8 million, 13.3 million and 6.3 million restricted stock units, respectively. Typically, vesting of restricted stock units occurs over one to four years and is subject to the employee’s continuing service to Brocade.

A summary of the changes in restricted stock units outstanding under Brocade’s equity compensation plans during the years ended October 30, 2010, October 31, 2009 and October 25, 2008 is presented as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested at October 27, 2007	2,719	$8.29
Granted	6,290	$7.69
Vested	(5)	$6.35
Forfeited	(698)	$7.95

Nonvested at October 25, 2008	8,306	$7.87
Assumed under the Foundry acquisition	26,050	$3.54
Granted	13,334	$6.90
Vested	(11,315)	$7.20
Forfeited	(3,682)	$6.92

Nonvested at October 31, 2009	32,693	$4.37
Granted	10,801	$5.84
Vested	(12,753)	$5.26
Forfeited	(2,570)	$6.74

Nonvested at October 30, 2010	28,171	$4.32

Vested and expected to vest at October 30, 2010	23,411	$4.32

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of restricted stock units outstanding at October 30, 2010, October 31, 2009 and October 25, 2008 was $178.9 million, $288.1 million and $25.7 million, respectively.

15. Income Taxes

The domestic and international components of income (loss) before provision for (benefit from) income taxes for the years ended October 30, 2010, October 31, 2009 and October 25, 2008 are presented as follows (in thousands):

	Fiscal Year Ended
	October 30, 2010	October 31, 2009	October 25, 2008
United States	$42,229	$(137,449)	$(54,262)
International	67,951	63,424	77,003

Total	$110,180	$(74,025)	$22,741

The income tax provision (benefit) for the years ended October 30, 2010, October 31, 2009 and October 25, 2008 consisted of the following (in thousands):

	Fiscal Year Ended
	October 30, 2010	October 31, 2009	October 25, 2008
U.S. federal taxes:
Current	$(30,768)	$14,855	$47,006
Deferred	20,047	(12,621)	(149,679)

Total U.S. federal taxes	(10,721)	2,234	(102,673)

State taxes:
Current	4,282	3,173	3,770
Deferred	(10,320)	(9,329)	(54,915)

Total state taxes	(6,038)	(6,156)	(51,145)

Non-U.S. taxes:
Current	9,002	10,464	9,307
Deferred	(915)	817	(855)

Total non-U.S. taxes	8,087	11,281	8,452

Charge in lieu of taxes resulting from initial recognition of acquired tax benefits that are allocated to reduce goodwill related to the acquired entity	—	—	715

Total	$(8,672)	$7,359	$(144,651)

Total income tax provision (benefit) for each of the three years presented has been adjusted due to changes to the accounting for convertible debt instruments. See Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements, for additional information.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate for the years ended October 30, 2010, October 31, 2009 and October 25, 2008 consisted of the following:

	Fiscal Year Ended
	October 30, 2010	October 31, 2009	October 25, 2008
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	4.0	(2.8)	2.4
Foreign income taxed at other than U.S. rates	(32.0)	8.2	(43.8)
Stock-based compensation	12.2	(13.6)	5.5
Research and development credit	(10.1)	23.0	(37.6)
Acquisition-related impairment	—	(34.5)	—
Permanent items	0.9	(2.0)	7.0
Change in liabilities for uncertain tax positions	(28.2)	(27.0)	121.6
Change in valuation allowance	—	—	(728.5)
Audit Settlement	9.9	—	—
Other	0.4	3.7	2.3

Effective tax rate	(7.9)%	(10.0)%	(636.1)%

U.S. federal income taxes and foreign withholding taxes associated with the repatriation of earnings of the Company’s foreign subsidiaries were not provided for a cumulative total of $337.7 million of undistributed earnings of the Company’s foreign subsidiaries. The Company intends to reinvest current and accumulated earnings of its foreign subsidiaries for expansion of its business operations outside the United States for an indefinite period of time. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company could be subject to additional U.S. income taxes, net of foreign tax credits, and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

The components of deferred tax assets and deferred tax liabilities for the years ended October 30, 2010 and October 31, 2009 are presented as follows (in thousands):

	October 30, 2010	October 31, 2009
Net operating loss carry forwards	$154,735	$138,177
Stock option expense	37,406	37,689
Tax credit carry forwards	93,450	89,022
Reserves and accruals	125,066	193,376
Non-U.S. stock option expense	643	138
Capitalized research and development expenditures	14,970	23,512
Net unrealized losses on investments	327	518

Gross deferred tax assets	426,597	482,432
Less: Valuation allowance	(22,319)	(24,349)

Total deferred tax assets	404,278	458,083
Acquired intangibles	(131,402)	(183,511)
Other	(2,342)	(5,230)

Total deferred tax liabilities	(133,744)	(188,741)

Total net deferred tax assets	$270,534	$269,342

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company believes that sufficient positive evidence exists from historical operations and projections of taxable income in future years to conclude that it was more likely than not that the Company would realize its deferred tax assets. Historical operations were impacted by discrete events that if excluded would show that the Company has cumulative profits for the prior 12 quarters ending October 30, 2010. Accordingly, the Company only applies a valuation allowance on the deferred tax assets relating to capital loss carryforwards and investments loss carryforward due to limited carryforward periods and the character of such tax attributes. In the event future income by jurisdiction is less than what is currently projected, the Company may be required to apply a valuation allowance to these deferred tax assets in jurisdictions for which realization is no longer determined to be more likely than not.

As of October 30, 2010, the Company had federal net operating loss carryforwards of $851.5 million, California state net operating loss carryforwards of $66.8 million and other significant states net operating loss carryforwards of approximately $152.2 million. Additionally, the Company had $97.3 million of federal tax credits and $131.9 million of state tax credits. The federal net operating loss and other tax credit carryforwards expire on various dates between 2018 through 2030. The state net operating loss and credit carryforwards expire on various dates between 2010 through 2030. Under the current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by statute or upon the occurrence of certain events, including significant changes in ownership interests.

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

A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits, excluding accrued net interest and penalties of $3.0 million, for the year ended October 30, 2010, is as follows (in thousands):

	October 30, 2010	October 31, 2009
Unrecognized tax benefits, beginning balance	$170,947	$118,259
Gross increases for tax positions taken in prior periods	2,666	43,106
Gross decreases for tax positions taken in prior periods	(4,618)	(1,229)
Gross increases for tax positions taken in current period	7,805	18,416
Changes due to settlements with taxing authorities	(37,366)	(919)
Reductions resulting from lapses of statutes of limitations	(2,622)	(6,686)

Unrecognized tax benefits, ending balance	$136,812	$170,947

As of October 30, 2010, the Company had unrecognized tax benefits of $128.9 million, all of which, if recognized, would result in a reduction of the Company’s effective tax rate.

For the year ended October 30, 2010, the Company recorded income tax benefit of $8.7 million, primarily as a result of foreign taxes, offset by discrete benefits from the release of certain reserves mainly relating to the

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

settlement of the Company’s fiscal year 2003 Internal Revenue Service (“IRS”) audit and related remeasurements of various uncertain tax positions, concession from the IRS on treatment of intercompany gross receipts for the research and development credits, Franchise Tax Board (“FTB”) research and development credits carried forward to fiscal year 2005, and statute expirations of tax years of foreign subsidiaries.

The timing of the resolution of income tax examinations, as well as the amounts and timing of related settlements, is highly uncertain. The Company believes that before the end of fiscal year 2011, it is reasonably possible that either certain audits will conclude or the statute of limitations relating to certain income tax examination periods will expire, or both. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential decreases in underlying uncertain tax positions is between $0 and $15 million.

The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the year ended October 30, 2010, the Company expensed $0.9 million for net interest and penalties related to income tax liabilities through income tax expense. The total net interest and penalties accrued as of October 30, 2010 was $3.0 million. During the year ended October 31, 2009, the Company expensed $0.7 million for net interest and penalties related to income tax liabilities through income tax expense.

In June 2010, the Company executed a closing agreement for fiscal year 2003 with the IRS, resolving the issues related to Brocade’s transfer pricing arrangement. The Company’s fiscal years 2004 through 2008 are still under IRS examination. The IRS is contesting the Company’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries, and may make similar claims against the Company’s transfer pricing arrangements in future examinations. The calendar years 2006 and 2007 FTB audit of Foundry’s California income tax returns are ongoing. All of these audits are still ongoing and the Company believes its reserves are adequate to cover any potential assessments that may result from these examinations. Due to the availability of net operating losses and credits, the Company does not expect a significant tax liability from the settlement of the audits.

Of the total tax benefits (detriments) resulting from the exercise of employee stock options and employee participation in the Company’s equity compensation plans, the amounts recorded to stockholders’ equity were approximately $(2.2) million in fiscal year 2010, $(0.8) million in fiscal year 2009, and $18.6 million in fiscal year 2008.

16. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Currently, the CODM is the Chief Executive Officer.

As a result of the Foundry acquisition during the first quarter of fiscal year 2009, Brocade reorganized into four operating segments, of which two are individually reportable segments: Data Storage and Global Services; and two, Internet Protocol (“IP”) Layer 2-3 and IP Layer 4-7/ Application Delivery Products (“IP Layer 4-7/ADP”), are combined into one reportable segment: Ethernet Products. The objective of this new organization is to enable the Company to more effectively focus on growth opportunities, while being well-positioned to more rapidly scale and accommodate new business opportunities, including potential future acquisitions. These

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

segments are organized principally by product category. The types of products and services from which each reportable segment derives its revenues are as follows:

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

Financial decisions and the allocation of resources are based on the information from the Company’s internal management reporting system. At this point in time, the Company does not track all of its assets by operating segments. The majority of the Company’s assets as of October 30, 2010, October 31, 2009 and October 25, 2008 were attributable to its United States operations.

Summarized financial information by reportable segment for the years ended October 30, 2010, October 31, 2009 and October 25, 2008, based on the internal management reporting system, is as follows (in thousands):

	Data Storage	Ethernet Products	Global Services	Total
Fiscal year ended October 30, 2010
Net revenues	$1,243,836	$488,188	$362,339	$2,094,363
Cost of revenues (1)	394,506	288,980	176,547	860,033

Gross margin	$849,330	$199,208	$185,792	$1,234,330

Fiscal year ended October 31, 2009
Net revenues	$1,191,077	$424,434	$337,415	$1,952,926
Cost of revenues	467,496	271,858	180,072	919,426

Gross margin	$723,581	$152,576	$157,343	$1,033,500

Fiscal year ended October 25, 2008
Net revenues	$1,224,156	$6,581	$236,200	$1,466,937
Cost of revenues	449,045	10,805	146,715	606,565

Gross margin (loss)	$775,111	$(4,224)	$89,485	$860,372

(1)	Fiscal year 2010 reflects the reclassification of system engineer costs from cost of revenues to sales and marketing expenses. See Note 1, “Basis of Presentation and Reclassification,” of the Notes to Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues are attributed to geographic areas based on where the Company’s products are shipped. Geographic information for the years ended October 30, 2010, October 31, 2009 and October 25, 2008 is presented below (in thousands):

	Fiscal Year Ended
	October 30, 2010	October 31, 2009	October 25, 2008
Net revenues:
United States	$1,340,319	$1,268,551	$931,280
International
Canada, Central and South America	38,027	32,091	21,077
Europe, the Middle East and Africa (1)	483,860	451,002	359,678
Asia Pacific	173,243	141,511	116,925
Japan	58,914	59,771	37,977

Total international net revenues	754,044	684,375	535,657

Total net revenues	$2,094,363	$1,952,926	$1,466,937

(1)	Includes net revenues of $254.4 million, $177.0 million and $85.1 million for the years ended October 30, 2010, October 31, 2009 and October 25, 2008 respectively, relating to the Netherlands.

	Fiscal Year Ended
	October 30, 2010	October 31, 2009	October 25, 2008
Property and equipment, net:
United States	$524,287	$427,010	$300,756
International	14,830	15,398	12,623

Total Property and equipment, net	$539,117	$442,408	$313,379

17. Gain (Loss) on Sale of Investments and Property, net, and Loss on Impairment of Portfolio Investments

The Company had an immaterial gain on sale of investments for the year ended October 30, 2010 and immaterial loss on sale of investment for the year ended October 31, 2009. For the year ended October 25, 2008, the Company had $6.9 million in net loss on sale of investments primarily due to the sale of the Company’s equity investment in a publicly traded company. The Company also determined that the declines in the fair value for certain of its portfolio investments primarily associated with non-marketable investments were other-than-temporary due to the significant deterioration of the financial condition of the investees. As a result, for the year ended October 25, 2008, the Company recorded impairment charges of $8.8 million. The carrying value of the Company’s equity investments in non-publicly traded companies at October 30, 2010, October 31, 2009 and October 25, 2008 was $7.0 million, $6.8 million and $6.8 million, respectively.

During the year ended October 30, 2010, the Company recognized an $8.7 million loss on the sale of property. See Note 13, “Sale-Leaseback Transaction,” of the Notes to Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Net Income (Loss) per Share

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Fiscal Year Ended
	October 30, 2010	October 31, 2009 (2) (3)	October 25, 2008 (2)
Basic net income (loss) per share
Net income (loss)	$118,852	$(81,384)	$167,392
Weighted-average shares of common stock outstanding	446,996	398,948	375,520
Less: Weighted-average shares of common stock subject to repurchase	—	—	(217)

Weighted-average shares used in computing basic net income (loss) per share	446,996	398,948	375,303
Basic net income (loss) per share	$0.27	$(0.20)	$0.45

Diluted net income (loss) per share
Net income (loss)	$118,852	$(81,384)	$167,392
Interest on convertible subordinated debt, net of income tax effect	—	—	2,297

Net income (loss), as adjusted	118,852	(81,384)	169,689

Weighted-average shares used in computing basic net income (loss) per share	446,996	398,948	375,303
Dilutive potential common shares resulting from the potential conversion of convertible subordinated debt	—	—	3,021
Dilutive potential common shares in the form of stock options	22,083	—	5,001
Dilutive potential common shares in the form of stock awards	13,288	—	1,558
Dilutive potential common shares in the form of ESPP shares	374	—	758

Weighted-average shares used in computing diluted net income (loss) per share	482,741	398,948	385,641
Diluted net income (loss) per share	$0.25	$(0.20)	$0.44

Antidilutive potential common shares in the form of (1)
Stock options	21,217	68,710	17,523
Stock awards	700	17,035	1,225
Antidilutive potential common shares resulting from the potential conversion of (1)
Convertible subordinated debt	3,552	12,083	9,063

(1)	These amounts are excluded from the computation of diluted net income (loss) per share.
(2)	Basic and diluted net income (loss) per share for fiscal years 2009 and 2008 presented have been adjusted due to changes to the accounting for convertible debt instruments. See Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements, for additional information.
(3)	As the Company was in a net loss position for the year ended October 31, 2009, there was no dilutive impact of potential common shares associated with stock options and stock awards, by application of the treasury stock method.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Related Party and Other Transactions

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

20. Guarantor and Non-Guarantor Subsidiaries

On January 20, 2010, the Company issued in total $600.0 million aggregate principal amount of its Senior Secured Notes. As discussed in Note 9, “Borrowings,” of the Notes to Consolidated Financial Statements, the Company’s obligations under the Senior Secured Notes are guaranteed by certain of the Company’s domestic subsidiaries. The Senior Secured Notes are not guaranteed by the Company’s Canadian or other foreign subsidiaries. The following tables present consolidated financial statements for the parent company, the Subsidiary Guarantors and the foreign non-guarantor subsidiaries, respectively. The consolidated financial statements for prior periods have been adjusted due to changes to the accounting for convertible debt instruments. For additional discussion, see Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.

The following is the consolidated balance sheet as of October 30, 2010 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents and short-term investments	$23,455	$8,905	$303,622	$—	$335,982
Accounts receivable, net	220,381	1,698	107,818	(333)	329,564
Inventories	63,713	—	13,095	—	76,808
Intercompany receivables	—	399,868	—	(399,868)	—
Other current assets	118,154	875	9,999	3,069	132,097

Total current assets	425,703	411,346	434,534	(397,132)	874,451
Property and equipment, net	466,247	58,040	14,830	—	539,117
Other non-current assets	1,499,774	734,469	6,364	—	2,240,607

Total assets	$2,391,724	$1,203,855	$455,728	$(397,132)	$3,654,175

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$128,182	$389	$18,892	$(333)	$147,130
Current portion of debt	30,540	—	—	—	30,540
Intercompany payables	412,555	—	(12,687)	(399,868)	—
Other current liabilities	256,710	29,752	102,082	3,069	391,613

Total current liabilities	827,987	30,141	108,287	(397,132)	569,283
Debt, net of current portion	899,273	—	—	—	899,273
Other non-current liabilities	99,679	3,361	36,278	—	139,318

Total liabilities	1,826,939	33,502	144,565	(397,132)	1,607,874
Total stockholders’ equity	564,785	1,170,353	311,163	—	2,046,301

Total liabilities and stockholders’ equity	$2,391,724	$1,203,855	$455,728	$(397,132)	$3,654,175

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is the consolidated balance sheet as of October 31, 2009 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents, short-term investments and restricted cash	$87,011	$10,425	$253,937	$—	$351,373
Accounts receivable, net	171,153	1,118	128,093	(2,545)	297,819
Inventories	65,035	—	7,117	—	72,152
Intercompany receivables	—	595,962	—	(595,962)	—
Other current assets	130,696	11,773	10,398	11,064	163,931

Total current assets	453,895	619,278	399,545	(587,443)	885,275
Property and equipment, net	363,231	63,779	15,398	—	442,408
Other non-current assets	1,464,783	871,884	7,070	—	2,343,737

Total assets	$2,281,909	$1,554,941	$422,013	$(587,443)	$3,671,420

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$150,677	$595	$32,522	$(2,545)	$181,249
Current portion of debt	52,872	169,332	—	—	222,204
Intercompany payables	564,803	—	31,159	(595,962)	—
Other current liabilities	311,982	62,574	66,114	11,064	451,734

Total current liabilities	1,080,334	232,501	129,795	(587,443)	855,187
Debt, net of current portion	860,114	—	—	—	860,114
Other non-current liabilities	120,652	25,944	31,519	—	178,115

Total liabilities	2,061,100	258,445	161,314	(587,443)	1,893,416
Total stockholders’ equity	220,809	1,296,496	260,699	—	1,778,004

Total liabilities and stockholders’ equity	$2,281,909	$1,554,941	$422,013	$(587,443)	$3,671,420

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is the consolidated statement of operations for the fiscal year ended October 30, 2010 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$1,289,704	$50,731	$753,928	$—	$2,094,363
Intercompany revenues	102,178	13,954	25,464	(141,596)	—

Total net revenues	1,391,882	64,685	779,392	(141,596)	2,094,363
Cost of revenues	466,855	111,899	260,951	20,328	860,033
Intercompany cost of revenues	40,588	—	101,008	(141,596)	—

Total cost of revenues	507,443	111,899	361,959	(121,268)	860,033

Gross margin (loss)	884,439	(47,214)	417,433	(20,328)	1,234,330
Operating expenses	846,755	64,432	132,430	(20,328)	1,023,289
Intercompany operating expenses	(167,746)	(30,349)	198,095	—	—

Total operating expenses	679,009	34,083	330,525	(20,328)	1,023,289

Income (loss) from operations	205,430	(81,297)	86,908	—	211,041
Other income (expense)	(80,276)	(1,628)	(14,801)	(4,156)	(100,861)

Income (loss) before income tax provision (benefit)	125,154	(82,925)	72,107	(4,156)	110,180
Income tax provision (benefit)	(49,670)	32,911	8,087	—	(8,672)

Net income	$174,824	$(115,836)	$64,020	$(4,156)	$118,852

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is the consolidated statement of operations for fiscal year ended October 31, 2009 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$1,031,723	$299,964	$621,239	$—	$1,952,926
Intercompany revenues	51,791	11,022	32,150	(94,963)	—

Total net revenues	1,083,514	310,986	653,389	(94,963)	1,952,926
Cost of revenues	494,760	216,023	190,453	18,190	919,426
Intercompany cost of revenues	(8,483)	—	103,446	(94,963)	—

Total cost of revenues	486,277	216,023	293,899	(76,773)	919,426

Gross margin (loss)	597,237	94,963	359,490	(18,190)	1,033,500
Operating expenses	798,249	102,574	122,614	(18,190)	1,005,247
Intercompany operating expenses	(110,688)	(93,272)	203,960	—	—

Total operating expenses	687,561	9,302	326,574	(18,190)	1,005,247

Income (loss) from operations	(90,324)	85,661	32,916	—	28,253
Other income (expense)	(88,035)	(27,998)	13,755	—	(102,278)
Intercompany other income (expense)	(24)	(16,729)	16,753	—	—

Total other income (expense)	(88,059)	(44,727)	30,508	—	(102,278)

Income (loss) before income tax provision (benefit)	(178,383)	40,934	63,424	—	(74,025)
Income tax provision (benefit)	(915)	(3,007)	11,281	—	7,359

Net income	$(177,468)	$43,941	$52,143	$—	$(81,384)

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is the consolidated statement of operations for fiscal year ended October 25, 2008 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$896,495	$34,784	$535,658	$—	$1,466,937
Intercompany revenues	15,108	—	15,423	(30,531)	—

Total net revenues	911,603	34,784	551,081	(30,531)	1,466,937
Cost of revenues	434,275	15,572	152,814	3,904	606,565
Intercompany cost of revenues	(45,157)	—	75,688	(30,531)	—

Total cost of revenues	389,118	15,572	228,502	(26,627)	606,565

Gross margin	522,485	19,212	322,579	(3,904)	860,372
Operating expenses	698,388	34,992	102,148	(3,904)	831,624
Intercompany operating expenses	(82,576)	(81,511)	164,087	—	—

Total operating expenses	615,812	(46,519)	266,235	(3,904)	831,624

Income (loss) from operations	(93,327)	65,731	56,344	—	28,748
Other income (expense)	(9,354)	(16,788)	20,135	—	(6,007)
Intercompany other income (expense)	53,584	(54,108)	524	—	—

Total other income (expense)	44,230	(70,896)	20,659	—	(6,007)

Income (loss) before income tax provision (benefit)	(49,097)	(5,165)	77,003	—	22,741
Income tax provision (benefit)	(131,769)	(21,334)	8,452	—	(144,651)

Net income (loss)	$82,672	$16,169	$68,551	$—	$167,392

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is the consolidated statement of cash flows for the fiscal year ended October 30, 2010 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$71,094	$169,986	$57,433	$—	$298,513

Cash flows from investing activities:
Purchases of short-term investments	—	(53)	—	—	(53)
Purchases of non-marketable minority equity investments	(200)	—	—	—	(200)
Proceeds from maturities and sale of short-term investments	—	3,255	—	—	3,255
Proceeds from sale of property	30,185	—	—	—	30,185
Purchases of property and equipment	(196,192)	471	(5,900)	—	(201,621)

Net cash provided by (used in) investing activities	(166,207)	3,673	(5,900)	—	(168,434)

Cash flows from financing activities:
Payment of debt issuance costs related to the Senior Secured Notes	(3,666)	—	—	—	(3,666)
Payment of principal related to the revolving credit facility	(14,050)	—	—	—	(14,050)
Payment of principal related to the convertible subordinated debt	—	(172,500)	—	—	(172,500)
Payment of principal related to the term loan	(583,029)	—	—	—	(583,029)
Payment of principal related to capital leases	(1,173)	—	—	—	(1,173)
Common stock repurchases	(25,004)	—	—	—	(25,004)
Proceeds from Senior Secured Notes	587,968	—	—	—	587,968
Proceeds from issuance of common stock, net	81,593	—	—	—	81,593
Excess tax benefits or detriments from stock-based compensation	1,420	—	741	—	2,161

Net cash provided by (used in) financing activities	44,059	(172,500)	741	—	(127,700)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(2,588)	—	(2,588)

Net increase (decrease) in cash and cash equivalents	(51,054)	1,159	49,686	—	(209)
Cash and cash equivalents, beginning of period	74,509	5,748	253,936	—	334,193

Cash and cash equivalents, end of period	$23,455	$6,907	$303,622	$—	$333,984

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is the consolidated statement of cash flows for the fiscal year ended October 31, 2009 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$126,459	$(465)	$(10,470)	$—	$115,524

Cash flows from investing activities:
Purchases of short-term investments	—	(138)	—	—	(138)
Proceeds from maturities and sale of short-term investments	101,083	149	54,754	—	155,986
Proceeds from maturities and sale of long-term investments	18,115	—	12,058	—	30,173
Purchases of property and equipment	(153,186)	(2,464)	(7,120)	—	(162,770)
Decrease in restricted cash	1,075,079	—	—	—	1,075,079
Net cash paid in connection with acquisitions	(1,297,482)	—	—	—	(1,297,482)

Net cash provided by (used in) investing activities	(256,391)	(2,453)	59,692	—	(199,152)

Cash flows from financing activities:
Payment of senior underwriting fees related to the term loan	(30,525)	—	—	—	(30,525)
Payment of principal related to the term loan	(166,022)	—	—	—	(166,022)
Proceeds from issuance of common stock, net	145,655	—	—	—	145,655
Proceeds from revolving credit facility	14,050	—	—	—	14,050
Excess tax benefits or detriments from stock-based compensation	(794)	—	—	—	(794)

Net cash used in financing activities	(37,636)	—	—	—	(37,636)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	1,573	—	1,573

Net increase (decrease) in cash and cash equivalents	(167,568)	(2,918)	50,795	—	(119,691)
Cash and cash equivalents, beginning of period	242,078	8,666	203,140	—	453,884

Cash and cash equivalents, end of period	$74,510	$5,748	$253,935	$—	$334,193

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is the consolidated statement of cash flows for the fiscal year ended October 25, 2008 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$358,043	$2,861	$77,591	$—	$438,495

Cash flows from investing activities:
Purchases of short-term investments	(93,690)	(146)	(75,180)	—	(169,016)
Purchases of long-term investments	(15,322)	—	(22,409)	—	(37,731)
Purchases of marketable equity securities	(248,431)	—	—	—	(248,431)
Purchases of non-marketable equity investments	(1,436)	—	—	—	(1,436)
Proceeds from maturities and sale of short-term investments	327,968	4,908	115,509	—	448,385
Proceeds from maturities and sale of long-term investments	22,483	—	—	—	22,483
Proceeds from maturities and sale of marketable equity securities	9,926	—	—	—	9,926
Purchases of property and equipment	(136,829)	(65)	(7,177)	—	(144,071)
Increase in restricted cash	(1,075,079)	—	—	—	(1,075,079)
Cash paid in connection with pending acquisition of Foundry Networks, Inc.	(1,000)	—	—	—	(1,000)
Net cash paid in connection with acquisitions	(43,554)	—	—	—	(43,554)

Net cash provided by (used in) investing activities	(1,254,964)	4,697	10,743	—	(1,239,524)

Cash flows from financing activities:
Common stock repurchases	(168,293)	—	—	—	(168,293)
Proceeds from issuance of common stock, net	42,418	—	—	—	42,418
Proceeds from term loan	1,054,425	—	—	—	1,054,425
Excess tax benefits or detriments from stock-based compensation	16,146	—	—	—	16,146

Net cash provided by financing activities	944,696	—	—	—	944,696

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(5,538)	—	(5,538)

Net increase in cash and cash equivalents	47,775	7,558	82,796	—	138,129
Cash and cash equivalents, beginning of period	194,303	1,108	120,344	—	315,755

Cash and cash equivalents, end of period	$242,078	$8,666	$203,140	$—	$453,884

BROCADE COMMUNICATIONS SYSTEMS, INC.

QUARTERLY SUMMARY

(Unaudited)

	Three Months Ended
	January 30, 2010	May 1, 2010	July 31, 2010	October 30, 2010	January 24, 2009	May 2, 2009 (2)	August 1, 2009 (2)	October 31, 2009 (2)
	(In thousands, except per share and stock price amounts)
Quarterly Data:
Net revenues	$539,492	$500,983	$503,513	$550,375	$431,591	$506,300	$493,280	$521,755
Gross margin (3)	$329,138	$295,490	$284,682	$325,020	$242,415	$259,793	$260,445	$270,847
Income (loss) from operations	$83,200	$41,712	$30,349	$55,780	$22,029	$(61,920)	$21,076	$47,068
Net income (loss)
Before adoption of update to ASC 470-20	N/A	N/A	N/A	N/A	$(26,031)	$(63,118)	$(21,033)	$33,597
After adoption of update to ASC 470-20 (1)	$51,095	$22,380	$21,961	$23,416	$(23,898)	$(66,093)	$(23,494)	$32,101
Per share amounts:
Basic
Before adoption of update to ASC 470-20	N/A	N/A	N/A	N/A	$(0.07)	$(0.16)	$(0.05)	$0.08
After adoption of update to ASC 470-20 (1)	$0.12	$0.05	$0.05	$0.05	$(0.06)	$(0.17)	$(0.06)	$0.08
Diluted
Before adoption of update to ASC 470-20	N/A	N/A	N/A	N/A	$(0.07)	$(0.16)	$(0.05)	$0.07
After adoption of update to ASC 470-20 (1)	$0.11	$0.05	$0.05	$0.05	$(0.06)	$(0.17)	$(0.06)	$0.07
Shares used in computing per share amounts:
Basic	439,080	442,816	449,489	456,597	376,202	387,143	406,916	425,530
Diluted
Before adoption of update to ASC 470-20	N/A	N/A	N/A	N/A	376,202	387,143	406,916	492,174
After adoption of update to ASC 470-20 (1)	484,262	479,166	481,863	485,672	376,202	387,143	406,916	480,091
Closing prices:
High	$9.25	$6.96	$6.66	$6.35	$4.22	$5.93	$8.81	$9.61
Low	$6.87	$5.36	$4.94	$4.70	$2.74	$2.11	$5.53	$7.26

(1)	As adjusted due to adoption of update to ASC 470-20 relating to the accounting for convertible debt instrument. The company retroactively adopted this new accounting standard in the first fiscal quarter of 2010.
(2)	In the second, third and fourth quarters of fiscal year 2009, the Company recorded certain immaterial adjustments related to prior periods.
(3)	Fiscal year 2010 reflects the reclassification of system engineer costs from cost of revenues to sales and marketing expenses. See Note 1, “Basis of Presentation and Reclassification,” of the Notes to Consolidated Financial Statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures are effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of October 30, 2010, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our management’s assessment, we believe that, as of October 30, 2010, our internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of October 30, 2010 has been audited by KPMG LLP, Brocade’s independent registered public accounting firm, as stated in their report which is included on page 127 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Brocade Communications Systems, Inc.:

We have audited Brocade Communications Systems, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of October 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brocade Communications Systems, Inc. and subsidiaries as of October 30, 2010 and October 31, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 30, 2010. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. Our report dated December 17, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/     KPMG LLP

Mountain View, California

December 17, 2010

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2011 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to the Company’s directors is incorporated by reference from the Proxy Statement under the section entitled “Election of Directors.” The information required by this Item with respect to the Company’s executive officers is incorporated by reference from the Proxy Statement under the section entitled “Executive Officers” and “Board of Directors Meetings and Committees.” The information required by this Item with respect to disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act is incorporated by reference from the Proxy Statement under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.” The information regarding the Company’s corporate governance is incorporated by reference from the Proxy Statement.

The Board of Directors has adopted a Code of Ethics for Principal Executive and Senior Financial Officers (the “Code of Ethics”), which applies to the Company’s Chief Executive Officer, Chief Financial Officer and any other principal financial officer, controller and any other principal accounting officer, and any other person performing similar functions. The Code of Ethics is available on the Company’s Web site at www.brocade.com in the “Corporate Governance” section of its investor relations webpage. The Company will also provide a copy of the Code of Ethics upon request made by email to ir@brocade.com or in writing to Brocade Communications Systems, Inc., Attention: Investor Relations, 130 Holger Way, San Jose, California 95134. The Company will disclose any amendment to the Code of Ethics or waiver of a provision of the Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer and any other principal financial officer, controller and any other principal accounting officer, and any other person performing similar functions, and relate to certain elements of the Code of Ethics, including the name of the officer to whom the waiver was granted, on its Web site at www.brocade.com on its investor relations webpage.

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

The following financial statement schedule of Brocade Communications Systems, Inc. for the years ended October 30, 2010, October 31, 2009 and October 25, 2008 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Brocade Communications Systems, Inc.

Schedule II — Valuation and Qualifying Accounts	Page 141

All other schedules have been omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto under Item 8 in Part II of this Form 10-K.

3.	Exhibits:

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)

3.2	Certificates of Correction and Corrected Amended and Restated Certificate of Incorporation effective as of June 1, 2009 (incorporated by reference to Exhibit 3.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended May 2, 2009)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation effective as of April 13, 2010 (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on April 13, 2010)

3.4	Amended and Restated Bylaws of the Registrant effective as of April 13, 2010 (incorporated by reference to Exhibit 3.2 from Brocade’s Form 8-K filed on April 13, 2010)

3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

Exhibit Number	Description of Document

3.6	Certificate of Elimination of Series A Participating Preferred Stock of Brocade (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 16, 2007)

4.1	Form of Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

4.2	First Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, Brocade, and Wells Fargo Bank, National Association, as successor in interest to Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.2 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)

4.3	Second Supplemental Indenture dated as of January 29, 2007 by and among McDATA Corporation, McDATA Services Corporation, a Minnesota corporation f/k/a Computer Network Technology Corporation, Brocade, and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)

4.4	Indenture dated February 7, 2003 by and among McDATA Corporation and Wells Fargo Bank Minnesota National Association (incorporated by reference to Exhibit 4.4 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)

4.5	Indenture dated February 20, 2002 by and among Computer Network Technology Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 from Brocade’s Form 10-Q for the quarter ended April 28, 2007)

4.6	Indenture, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, governing the 2018 Notes (incorporated by reference to Exhibit 4.1 from Brocade’s Form 8-K filed on January 26, 2010)

4.7	Indenture, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, governing the 2020 Notes (incorporated by reference to Exhibit 4.2 from Brocade’s Form 8-K filed on January 26, 2010)

10.1	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

10.2	Master Lease Agreement between Spieker Properties and Brocade dated December 17, 1999 (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as amended)

10.3	First Amendment to Lease between Spieker Properties and Brocade dated February 16, 2000 (incorporated by reference to Exhibit 10.22 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)

10.4	Second Amendment to Lease between Spieker Properties and Brocade dated August 11, 2000 (incorporated by reference to Exhibit 10.23 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)

10.5	Master Lease Agreement between Spieker Properties and Brocade dated July 26, 2000 (incorporated by reference to Exhibit 10.27 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000)

10.6†	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999 (incorporated by reference to Exhibit 10.24 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)

Exhibit Number	Description of Document

10.7	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)

10.8†	Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.26 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)

10.9†	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.27 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)

10.10†	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.28 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)

10.11	Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000 (incorporated by reference to Exhibit 10.1 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001)

10.12†	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)

10.13†	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)

10.14†	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.37 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)

10.15†	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.36 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)

10.16†	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.48 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)

10.17†	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPI Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.49 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.18	Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (incorporated by reference to Exhibit 10.50 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.19†	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003 (incorporated by reference to Exhibit 10.51 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.20†	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.52 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)

Exhibit Number	Description of Document

10.21	Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.53 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.22†	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.54 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.23	Third Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 30, 2000 (incorporated by reference to Exhibit 10.62 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)

10.24	Fourth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.63 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)

10.25	Fifth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.64 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)

10.26	Sixth Amendment to Lease between Spieker Properties and Brocade Communications Systems, Inc. dated November 18, 2003 (incorporated by reference to Exhibit 10.65 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)

10.27	Real Estate Sale and Lease Termination Agreement between EOP-Skyport I, LLC and Brocade effective November 18, 2003 (incorporated by reference to Exhibit 10.66 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)

10.28	Grant Deed from EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003 (incorporated by reference to Exhibit 10.67 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)

10.29	Fourth Amendment to the Skyport Plaza Declaration of Common Easements, Covenants, Conditions and Restrictions dated October 18, 2003 (incorporated by reference to Exhibit 10.68 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)

10.30	Guaranty of Brocade Communications Systems, Inc. to EOP Skyport I, L.L.C dated November 18, 2003 (incorporated by reference to Exhibit 10.69 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)

10.31	Right of First Offer Agreement between EOP-Skyport I, L.L.C to Brocade Communications Systems Skyport LLC dated November 18, 2003 (incorporated by reference to Exhibit 10.70 from Brocade’s Report on Form 10-Q for the fiscal quarter ended January 24, 2004)

10.32†	Amendment #15 dated March 26, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.71 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004)

10.33†	Amendment #18 dated October 5, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.77 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)

10.34†	Amendment #1 dated November 2, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.80 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)

Exhibit Number	Description of Document

10.35†	Amendment #2 dated October 27, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.81 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)

10.36*	Employment Letter for Michael Klayko (incorporated by reference to Exhibit 10.85 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)

10.37†	Amendment #3 dated November 22, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.89 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 29, 2005)

10.38*	Senior Leadership Plan as amended and restated as of November 16, 2007 (incorporated by reference to Exhibit 10.1 from Brocade’s current report on Form 8-K as filed on November 21, 2007)

10.39*	Amended and Restated Employee Stock Purchase Plan and related forms of agreements (incorporated by reference to Exhibit 10.7 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)

10.40*	Amended and Restated 1999 Nonstatutory Stock Option Plan and related forms of agreements (incorporated by reference to Exhibit 10.8 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)

10.41*	Employment Letter for Ian Whiting dated May 1, 2005 (incorporated by reference to Exhibit 10.92 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)

10.42†	Amendment #6 to Statement of Work No. 3 between International Business Machines Corporation and Brocade dated September 13, 2005 (incorporated by reference to Exhibit 10.94 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)

10.43†	Statement of Work No. 4 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.95 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)

10.44	Tolling Agreement dated as of January 1, 2006 between Gregory L. Reyes and Brocade, David House, William Krause, Nicholas Moore, William O’Brien, Christopher Paisley, Larry Sonsini, Seth Neiman, Neal Dempsey and Sanjay Vaswani (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 28, 2006)

10.45	Notice of partial termination of Tolling Agreement dated September 11, 2006 (incorporated by reference to Exhibit 10.80 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)

10.46†	Amendment #23 dated December 15, 2005 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 28, 2006)

10.47†	Amendment #4 dated January 20, 2006 to the OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)

10.48†	Amendment #4 dated March 30, 2006 to the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)

10.49†	Amendment #1 to Statement of Work No. 4 between International Business Machines Corporation and Brocade effective May 31, 2006 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 29, 2006)

Exhibit Number	Description of Document

10.50†	Amendment #26 dated September 19, 2006 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.103 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)

10.51†	Amendment #6 effective as of August 4, 2006 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.105 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)

10.52†	Amendment #7 dated August 4, 2006 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.106 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)

10.53	Guaranty by Brocade dated January 29, 2007 related to the Indenture dated February 7, 2003 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 28, 2007)

10.54	Guaranty by Brocade dated January 29, 2007 related to the Indenture dated February 20, 2002 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 28, 2007)

10.55*	Amended and Restated Change of Control Retention Agreement between Brocade and Michael Klayko effective May 11, 2007 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)

10.56*	Form of Amended and Restated Change of Control Retention Agreement effective May 11, 2007 between Brocade and each of Richard Deranleau, T.J. Grewal, Don Jaworski, Luc Moyen, Tyler Wall and Ian Whiting (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)

10.57†	Statement of Work #6 dated May 6, 2007 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)

10.58†	Amendment #5, dated April 20, 2007 to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.116 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)

10.59†	Amendment #8, dated September 6, 2007 to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.117 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)

10.60†	Statement of Work #7, dated October 1, 2007 to Goods Agreement between International Business Machines and Brocade (incorporated by reference to Exhibit 10.118 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)

10.61†	Amendment Number 1 dated November 1, 2007 to SOW #6 of the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 26, 2008)

10.62†	Ninth Amendment, dated November 5, 2007 to OEM Purchase Agreement dated December 16, 2002 between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 26, 2008)

10.63†	Tenth Amendment, dated December 21, 2007 to OEM Purchase Agreement dated December 16, 2002 between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 26, 2008)

Exhibit Number	Description of Document

10.64†	Amendment Number 31 dated December 30, 2007 to Statement of Work #1 to Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 26, 2008)

10.65†	Amendment Number 32 dated January 22, 2008 to Statement of Work #1 to Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.6 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 26, 2008)

10.66*	1999 Director Plan as amended and restated April 10, 2008 and related forms of agreements, as amended (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 26, 2008)

10.67*	1999 Stock Plan as amended and restated November 27, 2006 and related forms of agreements, as amended (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 26, 2008)

10.68†	OEM Purchase Agreement dated May 20, 2008 between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 26, 2008)

10.69†	Amendment Number 11 dated April 28, 2008 to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 26, 2008)

10.70†	Amendment Number 2 to Statement of Work #6, dated May 12, 2008 to OEM Purchase Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 26, 2008)

10.71†	Purchase and Sale Agreement and Escrow Instruction dated April 24, 2008 between MFP/Hunter@First Office Partners, LLC and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 26, 2008)

10.72†	Development Services Agreement dated May 22, 2008 between MFP/Hunter@First Development Partners, LLC and Brocade (incorporated by reference to Exhibit 10.6 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 26, 2008)

10.73	Voting Agreement dated as of July 21, 2008, between Bobby R. Johnson, Jr. and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on July 24, 2008)

10.74	Commitment letter dated as of July 21, 2008 with Bank of America, N.A., Banc of America Bridge LLC and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 99.1 from Brocade’s Form 8-K filed on August 14, 2008)

10.75	Stock Purchase Plan and Agreement dated as of August 13, 2008 between Morgan Stanley & Co. Incorporated and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.120 from Brocade’s annual report on Form 10-K filed on December 15, 2008)

10.76†	Credit Agreement, dated as of October 7, 2008, among the lenders party thereto, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Morgan Stanley Senior Funding, Inc., as syndication agent, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, HSBC Bank USA National Association and Keybank National Association, as co-documentation agents and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on October 14, 2008)

Exhibit Number	Description of Document

10.77†	Amendment Number 34 dated June 23, 2008 to Statement of Work #1 to Goods Agreement between International Business Machines Corporation and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.122 from Brocade’s annual report on Form 10-K filed on December 15, 2008)

10.78†	Amendment Number 12 dated August 21, 2008 to Statement of Work #3 to Goods Agreement between International Business Machines Corporation and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.124 from Brocade’s annual report on Form 10-K filed on December 15, 2008)

10.79†	Amendment Number 1 dated July 10, 2008 to Statement of Work #7 to Goods Agreement between International Business Machines Corporation and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.125 from Brocade’s annual report on Form 10-K filed on December 15, 2008)

10.80*	Amended and Restated Senior Leadership Plan, dated December 19, 2008 (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on December 23, 2008)

10.81†	Amendment Number 1 dated January 9, 2009 to OEM Purchase and License Agreement between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q filed on February 25, 2009)

10.82†	Amendment Number 36 dated November 1, 2008 to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q filed on February 25, 2009)

10.83†	Amendment Number 2 dated October 29, 2008 to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q filed on February 25, 2009)

10.84†	Amendment Number 13 dated December 16, 2008 to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q filed on February 25, 2009)

10.85	Lease Agreement dated September 28, 1999, between Foundry Networks, Inc. and Legacy Partners Commercial Inc., for offices located at 2100 Gold Street, San Jose, CA 95002 (incorporated by reference to Exhibit 10.6 from Brocade’s quarterly report on Form 10-Q filed on February 25, 2009)

10.86	Sublease Agreement dated March 25, 2005, between Foundry Networks, Inc. and Hyperion Solutions Corporation, for offices located at 4980 Great America Parkway, Santa Clara, CA 95054 (incorporated by reference to Exhibit 10.7 from Brocade’s quarterly report on Form 10-Q filed on February 25, 2009)

10.87	First Amendment to Lease Agreement between Foundry Networks, Inc. and WIX/NSJ Real Estate Limited Partnership dated February 16, 2000 (incorporated by reference to Exhibit 10.8 from Brocade’s quarterly report on Form 10-Q filed on February 25, 2009)

10.88	Second Amendment to Lease Agreement between Foundry Networks, Inc. and WIX/NSJ Real Estate Limited Partnership dated July 28, 2005 (incorporated by reference to Exhibit 10.9 from Brocade’s quarterly report on Form 10-Q filed on February 25, 2009)

10.89	Third Amendment to Lease Amendment between Foundry Networks, Inc. and Bixby Technology Center, LLC dated December 14, 2007 (incorporated by reference to Exhibit 10.10 from Brocade’s quarterly report on Form 10-Q filed on February 25, 2009)

10.90†	Amendment Number 12 dated March 11, 2009, with an effective date of February 28, 2008, to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q filed on June 4, 2009)

Exhibit Number	Description of Document

10.91†	Amendment Number 13 dated March 14, 2009, with an effective date of March 6, 2009, to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q filed on June 4, 2009)

10.92†	Amendment Number 14 dated March 14, 2009, with an effective date as of October 24, 2008, to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q filed on June 4, 2009)

10.93†	Statement of Work #8, dated April 1, 2009, to Goods Agreement between International Business Machines and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q filed on June 4, 2009)

10.94*	2009 Stock Plan and related forms of agreements (incorporated by reference to Exhibit 10.1 from Brocade’s current report on Form 8-K filed on April 27, 2009)

10.95*	2009 Director Plan and related forms of agreements (incorporated by reference to Exhibit 10.6 from Brocade’s quarterly report on Form 10-Q filed on June 4, 2009)

10.96*	2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 from Brocade’s current report on Form 8-K filed on April 27, 2009)

10.97†	Amendment Number 15 dated May 11, 2009, with an effective date of February 1, 2009, to the Product Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q filed on August 31, 2009)

10.98†	Amendment Number 37 dated June 22, 2009, with an effective date of June 19, 2008 [sic], to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q filed on August 31, 2009)

10.99†	Amendment Number 14 dated June 10, 2009 to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q filed on August 31, 2009)

10.100†	Amendment Number 15 dated June 23, 2009 to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q filed on August 31, 2009)

10.101†	Amendment Number 3 dated June 8, 2009, with an effective date of June 5, 2009, to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q filed on August 31, 2009)

10.102	Amendment Number 5 dated August 3, 2009 to the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.148 from Brocade’s quarterly report on Form 10-K filed on December 14, 2009)

10.103†	Amendment Number 38 dated September 19, 2009 to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.149 from Brocade’s quarterly report on Form 10-K filed on December 14, 2009)

10.104†	Amendment Number 16 dated September 10, 2009, with an effective date of September 18, 2009, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.150 from Brocade’s quarterly report on Form 10-K filed on December 14, 2009)

10.105†	Amendment Number 17 dated October 30, 2009, with an effective date of October 28, 2009, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.151 from Brocade’s quarterly report on Form 10-K filed on December 14, 2009)

Exhibit Number	Description of Document

10.106	Amendment Number 4 dated September 22, 2009 to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.152 from Brocade’s quarterly report on Form 10-K filed on December 14, 2009)

10.107†	Amendment Number 5 dated September 15, 2009 to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.153 from Brocade’s quarterly report on Form 10-K filed on December 14, 2009)

10.108†	Amendment Number 1 dated October 3, 2009 to Statement of Work Number 8 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.154 from Brocade’s quarterly report on Form 10-K filed on December 14, 2009)

10.109†	Amendment Number 2 dated October 13, 2009 to Statement of Work Number 8 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.155 from Brocade’s quarterly report on Form 10-K filed on December 14, 2009)

10.110†	Amendment Number 3 dated October 1, 2009 to Statement of Work Number 8 of the Goods Agreement between International Business Machines and Brocade (incorporated by reference to Exhibit 10.156 from Brocade’s quarterly report on Form 10-K filed on December 14, 2009)

10.111*	Executive Leadership Plan (formerly Senior Leadership Plan), as amended as of December 3, 2009 (incorporated by reference to Exhibit 10.1 from Brocade’s current report on Form 8-K filed on December 9, 2009)

10.112*	Form of Restricted Stock Unit Agreement (Market Stock Units) under the 2009 Stock Plan (incorporated by reference to Exhibit 10.2 from Brocade’s current report on Form 8-K filed on December 9, 2009)

10.113†	Amendment Number 39 dated December 15, 2009, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s Form 10-Q filed on March 2, 2010)

10.114	Amendment and Waiver No. 1 dated January 8, 2010, to the Credit Agreement, dated as of October 7, 2008, by and among Brocade, the lenders party thereto, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Morgan Stanley Senior Funding, Inc., as syndication agent, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, and HSBC Bank USA National Association and Keybank National Association, as co-documentation agents (incorporated by reference to Exhibit 10.4 from Brocade’s Form 10-Q filed on March 2, 2010)

10.115	Purchase Agreement, dated January 13, 2010, between Brocade and J.P. Morgan Inc., as representative of the several Initial Purchasers listed in Schedule 1 thereto (incorporated by reference to Exhibit 10.5 from Brocade’s Form 10-Q filed on March 2, 2010)

10.116	Security Agreement, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on January 26, 2010)

10.117	Security Agreement, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.2 from Brocade’s Form 8-K filed on January 26, 2010)

10.118	Registration Rights Agreement, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors listed on the signature pages thereto and the purchasers named therein (incorporated by reference to Exhibit 10.3 from Brocade’s Form 8-K filed on January 26, 2010)

Exhibit Number	Description of Document

10.119	Registration Rights Agreement, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors listed on the signature pages thereto and the purchasers named therein (incorporated by reference to Exhibit 10.4 from Brocade’s Form 8-K filed on January 26, 2010)

10.120	Real Estate Sale Agreement effective as of January 25, 2010 by and between Brocade Communications Systems Skyport LLC, a wholly-owned subsidiary of Brocade, and CA-Skyport III Limited Partnership (incorporated by reference to Exhibit 10.10 from Brocade’s Form 10-Q filed on March 2, 2010)

10.121	Lease Agreement dated as of January 28, 2010 by and between Brocade and CA-Skyport III Limited Partnership (incorporated by reference to Exhibit 10.11 from Brocade’s Form 10-Q filed on March 2, 2010)

10.122†	Amendment Number 2 dated February 2, 2010 to OEM Purchase and License Agreement between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.12 from Brocade’s Form 10-Q filed on March 2, 2010)

10.123†	Amendment Number 3 dated April 13, 2010 to OEM Purchase and License Agreement between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s Form 10-Q filed on June 2, 2010)

10.124†	Amendment Number 16 dated March 24, 2010, with an effective date as of June 8, 2009, to the Product Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s Form 10-Q filed on June 2, 2010)

10.125†	Amendment Number 40 dated April 13, 2010 to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s Form 10-Q filed on June 2, 2010)

10.126†	Amendment Number 3 dated April 19, 2010, with an effective date of January 1, 2010, to Statement of Work Number 6 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s Form 10-Q filed on June 2, 2010)

10.127†	Amendment Number 6 dated April 13, 2010 to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.6 from Brocade’s Form 10-Q filed on June 2, 2010)

10.128†	Amendment Number 17 dated May 21, 2010 to the Product Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s Form 10-Q filed on September 2, 2010)

10.129†	Amendment Number 4 dated May 18, 2010 to Statement of Work Number 8 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s Form 10-Q filed on September 2, 2010)

10.130†	Amendment Number 5 dated May 18, 2010, with an effective date of May 14, 2010, to Statement of Work Number 8 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s Form 10-Q filed on September 2, 2010)

10.131**/††	Amendment Number 19 dated August 4, 2010 to the Product Purchase Agreement between Hewlett-Packard Company and Brocade

10.132**	Amendment Number 6 dated October 22, 2009, with an effective date of October 29, 2010, to the Goods Agreement between IBM and Brocade

10.133**/††	Amendment Number 41 dated September 21, 2010 to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade

Exhibit Number	Description of Document

10.134**/††	Amendment Number 18 dated September 9, 2010 to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade

12.1**	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Independent Registered Public Accounting Firm

24.1**	Power of attorney (see signatures page)

31.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
**	Filed herewith.
***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.
††	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

(b) Exhibits

See Exhibit Index included in Item 15(a) of this Form 10-K.

(c) Financial Statement Schedules

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended October 30, 2010, October 31, 2009 and October 25, 2008

Description	Balance at Beginning of Period	Additions Charged to Revenues	Deductions*	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
2010	$3,954	$—	$(2,116)	$1,838
2009	$675	$4,246	$(967)	$3,954
2008	$2,430	$361	$(2,116)	$675
Sales allowances:
2010	$8,619	$11,811	$(15,547)	$4,883
2009	$4,369	$17,183	$(12,933)	$8,619
2008	$4,075	$6,253	$(5,959)	$4,369

*	Deductions related to the allowance for doubtful accounts and sales allowances represent amounts written off against the allowance less recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brocade Communications Systems, Inc.

December 16, 2010	By:	/S/ MICHAEL KLAYKO
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

Signature	Title	Date

/S/ MICHAEL KLAYKO Michael Klayko	Director and Chief Executive Officer (Principal Executive Officer)	December 15, 2010

/S/ RICHARD DERANLEAU Richard Deranleau	Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)	December 15, 2010

/S/ DAVID L. HOUSE David L. House	Chairman of the Board of Directors	December 16, 2010

/S/ JUDY BRUNER Judy Bruner	Director	December 14, 2010

/S/ RENATO DIPENTIMA Renato DiPentima	Director	December 16, 2010

/S/ ALAN EARHART Alan Earhart	Director	December 15, 2010

/S/ JOHN GERDELMAN John Gerdelman	Director	December 14, 2010

/S/ GLENN JONES Glenn Jones	Director	December 14, 2010

/S/ L. WILLIAM KRAUSE L. William Krause	Director	December 13, 2010

/S/ SANJAY VASWANI Sanjay Vaswani	Director	December 13, 2010