Form 10-Q
period 2011-01-29
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2011-03-03
CIK 1009626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 29, 2011

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

The number of shares outstanding of the registrant’s common stock as of February 23, 2011 was 472,412,487 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED January 29, 2011

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	January 29, 2011	January 30, 2010
	(In thousands, except per share amounts)
Net revenues
Product	$457,290	$449,086
Service	88,727	90,406

Total net revenues	546,017	539,492
Cost of revenues (1)
Product (1)	177,616	165,776
Service (1)	47,257	44,578

Total cost of revenues	224,873	210,354

Gross margin
Product	279,674	283,310
Service	41,470	45,828

Total gross margin	321,144	329,138
Operating expenses:
Research and development	91,408	90,081
Sales and marketing (1)	152,667	122,061
General and administrative	18,090	16,239
Legal fees associated with indemnification obligations and other related costs, net	124	301
Amortization of intangible assets	16,190	17,052
Acquisition and integration costs	—	204

Total operating expenses	278,479	245,938

Income from operations	42,665	83,200
Interest and other income (loss), net	349	72
Interest expense	(21,546)	(22,073)
Loss on sale of investments and property, net	(6)	(8,828)

Income before income tax provision (benefit)	21,462	52,371
Income tax provision (benefit)	(5,717)	1,276

Net income	$27,179	$51,095

Net income per share — basic	$0.06	$0.12

Net income per share — diluted	$0.06	$0.11

Shares used in per share calculation — basic	465,108	439,080

Shares used in per share calculation — diluted	491,166	484,262

(1)	The three months ended January 30, 2010 is as adjusted due to the reclassification of system engineer costs from cost of revenues to sales and marketing expenses. See Note 1, “Basis of Presentation and Reclassification,” of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 29, 2011	October 30, 2010
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$414,183	$333,984
Short-term investments	2,020	1,998

Total cash, cash equivalents and short-term investments	416,203	335,982
Accounts receivable, net of allowances of $8,309 and $6,721 at January 29, 2011 and October 30, 2010, respectively	277,478	329,564
Inventories	85,818	76,808
Deferred tax assets	67,137	67,080
Prepaid expenses and other current assets	64,829	65,017

Total current assets	911,465	874,451
Property and equipment, net	540,438	539,117
Goodwill	1,642,768	1,644,950
Intangible assets, net	313,343	344,000
Non-current deferred tax assets	216,299	203,454
Other assets	47,759	48,203

Total assets	$3,672,072	$3,654,175

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$134,615	$147,130
Accrued employee compensation	86,570	91,688
Deferred revenue	199,310	185,623
Current liabilities associated with facilities lease losses	5,218	5,992
Current portion of capital lease obligations	1,761	1,761
Current portion of term loan	34,323	28,779
Other accrued liabilities	101,166	108,310

Total current liabilities	562,963	569,283
Non-current capital lease obligations, net of current portion	6,351	6,782
Term loan, net of current portion	254,417	297,118
Senior Secured Notes	595,478	595,373
Non-current liabilities associated with facilities lease losses	3,059	3,984
Non-current deferred revenue	66,173	65,242
Non-current income tax liability	63,132	61,421
Other non-current liabilities	8,912	8,671

Total liabilities	1,560,485	1,607,874

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 469,498 and 461,291 shares at January 29, 2011 and October 30, 2010, respectively	469	461
Additional paid-in capital	2,088,640	2,047,563
Accumulated other comprehensive loss	(5,805)	(2,827)
Retained earnings	28,283	1,104

Total stockholders’ equity	2,111,587	2,046,301

Total liabilities and stockholders’ equity	$3,672,072	$3,654,175

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	January 29, 2011	January 30, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$27,179	$51,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,522	51,012
Loss on disposal of property and equipment	176	8,813
Amortization of debt issuance costs and original issue discount	4,729	6,663
Net (gains) losses on investments	(16)	168
Provision for doubtful accounts receivable and sales allowances	2,428	3,043
Non-cash compensation expense	19,906	21,523
Capitalization of interest cost	—	(3,315)
Changes in assets and liabilities:
Restricted cash	—	2
Accounts receivable	49,812	18,104
Inventories	(10,319)	(601)
Prepaid expenses and other assets	(3,018)	4,982
Deferred tax assets	(6)	—
Accounts payable	(18,582)	(39,735)
Accrued employee compensation	(9,416)	(67,155)
Deferred revenue	14,617	935
Other accrued liabilities	(10,076)	16,036
Liabilities associated with facilities lease losses	(1,700)	(2,463)

Net cash provided by operating activities	118,236	69,107

Cash flows from investing activities:
Purchases of short-term investments	(25)	(24)
Proceeds from maturities and sale of short-term investments	19	1
Proceeds from sale of property	—	30,185
Purchases of property and equipment	(23,395)	(47,317)

Net cash used in investing activities	(23,401)	(17,155)

Cash flows from financing activities:
Payment of principal related to the term loan	(39,748)	(506,545)
Payment of principal related to capital leases	(431)	—
Proceeds from Senior Secured Notes	—	587,968
Proceeds from issuance of common stock, net	25,477	30,031

Net cash provided by (used in) financing activities	(14,702)	111,454

Effect of exchange rate fluctuations on cash and cash equivalents	66	(1,016)

Net increase in cash and cash equivalents	80,199	162,390
Cash and cash equivalents, beginning of period	333,984	334,193

Cash and cash equivalents, end of period	$414,183	$496,583

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Reclassification

Brocade Communications Systems, Inc. (“Brocade” or the “Company”) has prepared the accompanying Condensed Consolidated Financial Statements as of January 29, 2011 and for the three months ended January 29, 2011 and January 30, 2010, without audit, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 30, 2010 Condensed Consolidated Balance Sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2010.

In the opinion of management, all adjustments (which include only normal recurring adjustments, except as otherwise indicated) necessary to present a fair statement of financial position as of January 29, 2011, results of operations for the three months ended January 29, 2011 and January 30, 2010, and cash flows for the three months ended January 29, 2011 and January 30, 2010 have been made. The results of operations for the three months ended January 29, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future period.

The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Both fiscal years 2011 and 2010 are 52-week fiscal years. The Company’s next 53-week fiscal year will be fiscal year 2014 and the Company’s next 14-week quarter will be in the second quarter of fiscal year 2014. The Condensed Consolidated Financial Statements include the accounts of Brocade and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Reclassification

During fiscal year 2010, we reviewed our cost classification, primarily related to our system engineer (“SE”) costs that were previously classified within cost of revenues. The SE’s primary role has migrated over time from assisting with customer support to primarily performing pre-sales activity to generate future business, which was enabled by the growth of our support organization, such that in 2010 the majority of the SE’s time was spent on pre-sales activity. As a result of this change, we have reclassified the SE costs within our Consolidated Statements of Operations starting in fiscal year 2010. These costs are now presented within sales and marketing expenses, as opposed to cost of revenues. The three months ended January 30, 2010 reflects the reclassification of $31.7 million of SE costs from cost of revenues to sales and marketing expenses. This reclassification did not impact revenues, income from operations, net income, or earnings per share for 2010.

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies for the three months ended January 29, 2011 as compared to those disclosed in Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2010.

Recent Accounting Pronouncements

In December 2010, the FASB issued an update to ASC 350 Intangibles — Goodwill and Other (“ASC 350”): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The update requires an entity with reporting units that have carrying amounts that are zero or negative to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by Section 350-20-35. This update to ASC 350 will be adopted by the Company in the first quarter of fiscal year 2012. The Company is currently evaluating the impact of the update, but does not expect the adoption to have a material impact on its financial position, results of operations, or cash flows.

In December 2010, the FASB issued an update to ASC 805 Business Combinations (“ASC 805”): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The update to ASC 805 will be adopted by the Company for any acquisitions occurring after the beginning of the first quarter of fiscal year 2012, with earlier adoption permitted. The Company is currently evaluating the impact of the update to ASC 805, but does not expect the adoption to have a material impact on its financial position, results of operations, or cash flows.

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

A majority of the Company’s accounts receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of January 29, 2011, three customers accounted for 17%, 11% and 11%, respectively, of total accounts receivable. As of October 30, 2010, three customers accounted for 17%, 14% and 10%, respectively, of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances, and other allowances.

For the three months ended January 29, 2011 and January 30, 2010, the same three customers each represented 10% or more of the Company’s total net revenues for a combined total of 47% and 54% of total net revenues, respectively.

The Company currently relies on single and limited sources for multiple key components used in the manufacture of its products. Additionally, the Company relies on multiple contract manufacturers (“CMs”) for the production of its products. Although the Company uses standard parts and components for its products where possible, the Company’s CMs currently purchase, on their behalf, several key components used in the manufacture of products from single or limited supplier sources.

3. Goodwill and Intangible Assets

The following table summarizes goodwill activity by reportable segment during the three months ended January 29, 2011 (in thousands):

	Data Storage	Ethernet Products	Global Services	Total
Balance at October 30, 2010
Goodwill	$176,989	$1,356,704	$157,089	$1,690,782
Accumulated impairment losses	—	(45,832)	—	(45,832)

	176,989	1,310,872	157,089	1,644,950
Tax and other adjustments during the three months ended January 29, 2011 (1)	—	(2,182)	—	(2,182)

Balance at January 29, 2011
Goodwill	$176,989	$1,354,522	$157,089	$1,688,600
Accumulated impairment losses	—	(45,832)	—	(45,832)

	$176,989	$1,308,690	$157,089	$1,642,768

(1)	The goodwill adjustment of $2.2 million was primarily a result of the tax benefit from the exercise of stock awards of acquired companies.

The Company conducts its goodwill impairment test annually, as of the first day of the second fiscal quarter, or whenever events or changes in facts and circumstances indicate that the fair value of the reporting unit may be less than its carrying amount. For the fiscal year 2010 annual goodwill impairment test, the Company used the income approach, the market approach, or a combination thereof, to determine each reporting unit’s fair value. The income approach provides an estimate of fair value based on discounted expected future cash flows (“DCF”). The market approach provides an estimate of fair value using various price or market multiples applied to the reporting unit’s operating results and then applying an appropriate control premium. During the fiscal year 2010 annual goodwill impairment test under the first step, the Company used a combination of approaches to estimate each reporting unit’s fair value, but relied primarily on the income approach results, using management’s recent, post-recession cash flow projections for each reporting unit and risk-adjusted discount rates. The Company believed that at the time of impairment testing performed in second fiscal quarter of 2010, the income approach was more representative of a reporting unit’s fair value compared to market approach results due to conditions of current financial markets and other market factors.

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

During the three months ended January 29, 2011, there were no facts and circumstances that indicated that the fair value of the reporting units may be less than their current carrying amount.

Intangible assets other than goodwill are amortized over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The following tables present details of the Company’s intangible assets (in thousands, except for weighted-average remaining useful life):

January 29, 2011	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$13,941	$11,227	$2,714	9.00
Core/developed technology	338,158	203,747	134,411	2.52
Customer relationships	364,981	188,763	176,218	3.01

Total intangible assets	$717,080	$403,737	$313,343	2.85

October 30, 2010	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$13,941	$11,150	$2,791	9.24
Core/developed technology	338,158	189,643	148,515	2.75
Customer relationships	364,981	172,287	192,694	3.23

Total intangible assets	$717,080	$373,080	$344,000	3.07

The following table presents the amortization of intangible assets included on the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	January 29, 2011	January 30, 2010
Cost of revenues	$14,467	$17,850
Operating expenses	16,190	17,052

Total	$30,657	$34,902

The following table presents the estimated future amortization of intangible assets as of January 29, 2011 (in thousands):

Fiscal Year	Estimated Future Amortization
2011 (remaining nine months)	$89,113
2012	107,062
2013	94,057
2014	16,816
2015	1,449
Thereafter	4,846

Total	$313,343

4. Balance Sheet Details

The following table provides details of selected balance sheet items (in thousands):

	January 29, 2011	October 30, 2010
Accounts Receivable:
Accounts receivable	$285,787	$336,285
Allowance for doubtful accounts	(1,960)	(1,838)
Sales allowances	(6,349)	(4,883)

Total	$277,478	$329,564

Inventories:
Raw materials	$23,970	$19,384
Finished goods	61,848	57,424

Total	$85,818	$76,808

Property and equipment, net: (1)
Computer equipment and software	$49,096	$47,949
Engineering and other equipment	313,328	296,383
Furniture and fixtures (2)	28,772	28,283
Leasehold improvements	21,271	20,908
Land and building (3)	384,745	381,480

Subtotal	797,212	775,003
Less: Accumulated depreciation and amortization	(256,774)	(235,886)

Total	$540,438	$539,117

Other accrued liabilities:
Income taxes payable	$12,497	$10,400
Accrued warranty	7,263	5,980
Inventory purchase commitments	3,081	4,930
Accrued sales programs	20,851	26,806
Accrued liabilities	44,414	53,616
Other	13,060	6,578

Total	$101,166	$108,310

(1)	The following table presents the depreciation and amortization of property and equipment included on the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	January 29, 2011	January 30, 2010
Depreciation expense	$21,865	$16,110

(2)	Effective May 1, 2010, the Company prospectively changed the estimated useful life of its furniture from 4 years to 7 years for furniture placed in service on or after that date. The Company will continue to use the straight-line method to depreciate furniture. The change in useful life was adopted because the life of the new furniture is estimated to be longer than previously purchased furniture. The impact to the Company’s results of operations during the three months ended January 29, 2011 was not material. Furniture placed in service prior to May 1, 2010 will continue to be depreciated over 4 years using the straight-line method and has a net book value of $2.8 million as of January 29, 2011. In addition, furniture and fixtures include the following amounts under leases as of January 29, 2011 and October 30, 2010:

	January 29, 2011	October 30, 2010
Cost	$10,613	$10,632
Accumulated depreciation	(994)	(615)

Total	$9,619	$10,017

(3)	In connection with the purchase of the property located in San Jose, California, the Company engaged a third party as development manager to manage the development and construction of improvements on the property. Included in “Land and building” as of January 29, 2011 and October 30, 2010 is $8.0 million that the Company has agreed to pay the developer on May 22, 2011 or earlier. Brocade also obtained a four-year option, exercisable at its sole discretion through May 22, 2012, to purchase a fourth unimproved approximate four acre parcel for a fixed price of approximately $26.0 million. Construction of our new company campus was completed in the third quarter of fiscal year 2010.

Trade Receivables Factoring Facility

During April 2010, the Company entered into a trade receivables factoring facility with a financial institution to sell certain of its trade receivables from customers with limited, non-credit related, recourse provisions. The sale of receivables eliminates the credit exposure of the Company in relation to these receivables. The Company pays facility administration fees to the financial institution on a quarterly basis. Under the terms of the factoring agreement, the maximum available amount of the factoring facility outstanding at any one time is $50.0 million, which is subject to change based on the financial institution’s approval. During the three months ended January 29, 2011, $9.2 million of trade receivables were sold under the terms of the factoring facility. Sales of trade receivables are recorded as a reduction of trade accounts receivable. The discounts on the sale of receivables for the three months ended January 29, 2011 were immaterial and are included in “Interest and other income (loss), net” on the Condensed Consolidated Statements of Income. Facility administration fees for the three months ended January 29, 2011 were immaterial and are included in “General and administrative expenses” on the Condensed Consolidated Statements of Income.

5. Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
January 29, 2011
Corporate bonds	$2,020	$—	$—	$2,020

October 30, 2010
Corporate bonds	$1,998	$—	$—	$1,998

As of January 29, 2011 and October 30, 2010, the Company had no unrealized holding gains/losses on investments. Net unrealized holding gains or losses on investments, if any, are included in accumulated other comprehensive loss in the accompanying Condensed Consolidated Balance Sheets.

6. Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability. The Company applies fair value measurements for both financial and nonfinancial assets and liabilities. The Company has no nonfinancial assets and liabilities that are required to be measured at fair value on a recurring basis as of January 29, 2011.

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

In the first fiscal quarter of 2010, the Company adopted provisions of ASC 820 for the Company’s nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. ASC 820 specifies, on a prospective basis, the way in which fair value measurements should be made for these assets and liabilities and additional disclosures related to the measurements. There were no fair value measurements recorded for such assets and liabilities during the three months ended January 29, 2011.

In the second fiscal quarter of 2010, the Company adopted the update to ASC 820-10, which requires disclosure of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers. There were no transfers of this nature during the three months ended January 29, 2011.

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

Assets and liabilities measured at fair value on a recurring basis as of January 29, 2011 were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of January 29, 2011	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$105,152	$105,152	$—	$—
Corporate bonds	2,020	—	2,020	—
Derivative assets	3,869	—	3,869	—

Total assets measured at fair value	$111,041	$105,152	$5,889	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Assets and liabilities measured at fair value on a recurring basis as of October 30, 2010 were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of October 30, 2010	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$92,981	$92,981	$—	$—
Corporate bonds	1,998	—	1,998	—
Derivative assets	$6,450	$—	$6,450	$—

Total assets measured at fair value	$101,429	$92,981	$8,448	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

The Company uses a midpoint of the highest bid and lowest offering obtained from market makers to value its corporate bonds. The Company uses observable market prices for comparable instruments to value its derivative instruments.

7. Liabilities Associated with Facilities Lease Losses

The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary. The following table summarizes the activity related to the facilities lease loss reserve, net of expected sublease income (in thousands):

Lease Loss Reserve
Reserve balance at October 30, 2010	$9,976
Cash payments on facilities leases	(1,699)

Reserve balance at January 29, 2011	$8,277

Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2017.

8. Borrowings

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

As of January 29, 2011, the liability associated with the 2018 Notes of $297.9 million, net of the debt discount of $2.1 million, and the liability associated with the 2020 Notes of $297.5 million, net of the debt discount of $2.5 million, are together reported as “Senior Secured Notes” on the Condensed Consolidated Balance Sheets.

Debt issuance costs totaling $11.0 million associated with the Senior Secured Notes are classified entirely as long-term and have been capitalized as deferred financing costs, with $0.9 million amortized as of January 29, 2011. As of January 29, 2011 and October 30, 2010, deferred financing costs were $10.1 million and $10.3 million, respectively, and are reported within “Other assets” on the Condensed Consolidated Balance Sheets. The deferred financing costs of the 2018 Notes and the 2020 Notes are being amortized using the effective interest method over the eight-year and ten-year term of the debt, respectively. No payments were made towards the principal of the Senior Secured Notes during the three months ended January 29, 2011. As of January 29, 2011 and October 30, 2010, the fair value of the company’s senior secured notes was approximately $642.7 million and $645.4 million, respectively, estimated based on broker trading prices.

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

These covenants are subject to a number of other limitations and exceptions set forth in the Indentures. The Company was in compliance with all applicable covenants as of January 29, 2011 and October 30, 2010.

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

In connection with the issuance of the Senior Secured Notes, the Company and the Subsidiary Guarantors also entered into registration rights agreements with the initial purchasers relating to each series of the Senior Secured Notes. On June 18, 2010, the Company and the Subsidiary Guarantors filed a registration statement on Form S-4 with respect to each series of the Senior Secured Notes relating to an offer to exchange the applicable series of notes for an issue of SEC-registered notes, with terms identical to the applicable series of the Senior Secured Notes (except that the Exchange Notes will not be subject to restrictions on transfer or to any increase in annual interest rate). The registration statement was declared effective by the SEC on August 24, 2010, and both exchange offers were consummated on October 1, 2010.

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

The net proceeds of the term loan facility were used to finance a portion of the Company’s acquisition of Foundry Network, Inc. (“Foundry”). In addition to the term loan facility, during the year ended October 31, 2009, the Company drew $14.1 million from the $125.0 million revolving credit facility to finance a small portion of the merger. The Company may draw additional proceeds from the revolving credit facility in the future for ongoing working capital and other general corporate purposes. The term loan facility and revolving credit facility are referred to together as the “Senior Secured Credit Facility.” On April 30, 2010, the Company fully paid off the principal of the revolving credit facility for an approximate total amount of $14.1 million.

Loans under the Senior Secured Credit Facility bear interest, at the Company’s option, at a rate equal to either the London Interbank Offered Rate (“LIBOR”) rate, plus an applicable margin equal to 4.0% per annum or the prime lending rate, plus an applicable margin equal to 3.0% per annum. The applicable margin with respect to revolving loans is subject to adjustment based on the Company’s consolidated senior secured leverage ratio, as defined in the credit agreement. The LIBOR rate floor is 3.0% per annum and the prime lending rate floor is 4.0% per annum, in each case, for the life of the Senior Secured Credit Facility. For the three months ended January 29, 2011, the weighted-average interest rate on the term loan was 7.0%.

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

Debt issuance costs totaling $31.6 million associated with financing the acquisition have been capitalized as deferred financing costs, with $16.1 million amortized as of January 29, 2011. As of January 29, 2011 and October 30, 2010, deferred financing costs were $15.5 million and $17.3 million, respectively, and are reported within “Other assets” on the Condensed Consolidated Balance Sheets. The deferred financing costs are being amortized using the effective interest method over the five-year term of the debt. During the three months ended January 29, 2011, the Company paid $39.7 million towards the principal of the term loan, $30.0 million of which were voluntary prepayments. As of January 29, 2011 and October 30, 2010, the approximate fair value of the Company’s senior secured credit facility was $312.7 million and $354.5 million, respectively, estimated based on broker trading prices.

The obligations of the Company and its subsidiary guarantors under the Senior Secured Credit Facility and the related guarantees there under are secured, subject to customary permitted liens and other agreed upon exceptions, by (i) a first priority pledge of all of the equity interests of each of the Company’s direct and indirect subsidiaries and (ii) a perfected first priority interest in and mortgages on all tangible and intangible assets of the Company and each subsidiary guarantor, except, in the case of a foreign subsidiary, to the extent such pledge would be prohibited by applicable law or would result in materially adverse tax consequences (limited, in the case of a first-tier foreign subsidiary, to 65% of the voting stock and 100% of the non-voting stock of such first-tier foreign subsidiary). In addition, the term loan has not been registered with the SEC as of January 29, 2011.

The credit agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, capital expenditures, prepayment of other indebtedness, redemption or repurchase of subordinated indebtedness, share repurchases, dividends and other distributions. The credit agreement contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a maximum consolidated senior secured leverage ratio, each as defined in the credit agreement and described further below. The credit agreement also includes customary events of default, including cross-defaults on the Company’s material indebtedness and change of control. The Company was in compliance with all applicable covenants as of January 29, 2011 and October 30, 2010.

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

Convertible Subordinated Debt

The 2.25% Notes originally issued by McDATA paid a fixed rate of interest semiannually. The Company capitalized a portion of the interest associated with this debt during the first quarter of fiscal year 2010. In addition, the effective interest rate for the 2.25% Notes was 8.63% for fiscal year 2010 for the period through February 15, 2010 when the convertible subordinated debt was due. On February 16, 2010, the Company fully paid off the principal of the 2.25% Notes for a total amount of $172.5 million. The amount of interest cost recognized relating to both the contractual interest coupon and amortization of the discount on the liability component of the 2.25% Notes was as follows:

	Three Months Ended
In thousands	January 29, 2011	January 30, 2010
Interest expense	$—	$3,653

9. Commitments and Contingencies

Product Warranties

The Company’s accrued liability for estimated future warranty costs is included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the three months ended January 29, 2011 and January 30, 2010 (in thousands):

	Accrued Warranty
	Three Months Ended
	January 29, 2011	January 30, 2010
Beginning balance	$5,980	$5,808
Liabilities accrued for warranties issued during the period	2,145	756
Warranty claims paid and used during the period	(314)	(477)
Changes in liability for pre-existing warranties during the period	(548)	(599)

Ending balance	$7,263	$5,488

In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of January 29, 2011, there have been no known material events or circumstances that have resulted in a customer contract-related indemnification liability to the Company.

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

As of January 29, 2011, the Company’s aggregate commitment to the CMs for inventory components used in the manufacture of Brocade products was $244.7 million, which the Company expects to utilize during future normal ongoing operations, net of a purchase commitments reserve of $3.1 million. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal ongoing operations within the next twelve months.

Income Taxes

The Company is subject to several ongoing audits. For additional discussion, see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements. The Company believes it has adequate reserves for all open tax years.

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

Intellectual Property Litigation

On June 21, 2005, Enterasys Networks, Inc. (“Enterasys”) filed a lawsuit against Foundry (and Extreme Networks, Inc.) in the United States District Court for the District of Massachusetts alleging that certain of Foundry’s products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. On August 28, 2007, the Court granted Foundry’s motion to stay the case based on petitions that Foundry had filed with the United States Patent and Trademark Office (“USPTO”) in 2007 for reexamination of five of the six Enterasys patents. Two of the patents received final rejections during their respective reexaminations, in which the USPTO held that the claims were invalid. Enterasys filed appeals of those rejections with the USPTO’s Board of Patent Appeals and Interferences in 2009. The Board partially affirmed and partially reversed one of those rejections on January 24, 2011. The USPTO issued reexamination certificates for the remaining three patents undergoing reexamination indicating that the patents were valid over the references that Foundry had submitted. On August 7, 2009, Brocade filed a new petition with the USPTO for reexamination of one of the patents that had received a reexamination certificate, but the USPTO upheld the patent as valid over the references that Brocade had submitted, and issued a reexamination certificate on July 6, 2010. On March 31, 2010, Brocade filed a new petition for reexamination of another of the patents that had received a reexamination certificate, and on December 1, 2010, the USPTO issued an initial Office Action rejecting the patent’s claims. Meanwhile, on May 21, 2010, the Court lifted the stay of the litigation, and Enterasys subsequently dropped from the litigation the two patents it appealed at the USPTO. Accordingly, four patents remain at issue in the litigation, of which one of the patents is currently undergoing reexamination in the USPTO. No trial date has been set.

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

On November 10, 2010, A10 filed a lawsuit against Brocade and a Brocade reseller in the Superior Court of the State of California, in the County of Santa Clara. A10 alleges that Brocade obtained unauthorized access to an A10 product. A10 seeks compensatory and punitive damages, and injunctive relief. At the outset of the case, A10 sought a temporary restraining order enjoining any further access to the A10 product by Brocade, and for return of the product to A10. On November 11, 2010, the Court denied A10’s motion for a temporary restraining order. On November 30, 2010, Brocade filed a motion to stay the case in view of Brocade’s Federal Court lawsuit against A10. On December 22, 2010, A10 dismissed its complaint without prejudice.

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

The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis. Except as may be noted above, the Company has not recorded any such material liabilities as of January 29, 2011 other than with respect to one litigation matter relating to a commercial contract dispute.

10. Derivative Instruments and Hedging Activities

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

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue, expense and capital purchasing activities is transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to its operations for the three months ended January 29, 2011 were the Chinese yuan, the euro, the Japanese yen, the British pound, the Singapore dollar and the Swiss franc. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. The Company has established a foreign currency risk management program to protect against fluctuations in the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not always entirely eliminate, the impact of foreign currency exchange rate movements. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. Prior to fiscal year 2011, these gains or losses were included in “Interest and other income (loss), net” on the condensed consolidated statements of income. Beginning in the first fiscal quarter of 2011, these gains or losses are now presented within “Cost of revenues” or “Sales and marketing” expenses, where the respective underlying transactions are recorded. Prior period amounts are not material and have not been reclassified. Net gains relating to the effective portion of foreign currency derivatives recorded in the condensed consolidated statements of income are as follows (in thousands):

	Three Months Ended
	January 29, 2011	January 30, 2010
Cost of revenues	$100	$—
Sales and marketing	569	—
Interest and other income (loss), net	—	635

Total	$669	$635

The Company also may enter into other non-designated derivatives that consist primarily of forward contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and any associated outstanding forward contracts are marked-to-market with realized and unrealized gains and losses included in “Interest and other income (loss), net.” There were no forward contracts of this nature outstanding as of January 29, 2011.

For amounts not associated with foreign currency forward contracts, gains and losses from transactions denominated in foreign currencies are included in the Company’s net income as part of “Interest and other income (loss), net,” in the accompanying Condensed Consolidated Statements of Income. The Company recognized foreign currency transaction gains of $0.2 million for the three months ended January 29, 2011 and foreign currency transaction losses of $0.1 million for the three months ended January 30, 2010.

Volume of Derivative Activity

Total gross notional amounts, presented by currency, are as follows (in thousands):

In United States Dollars	As of January 29, 2011	As of October 30, 2010
Euro	$39,371	$53,700
Japanese yen	10,684	14,306
British pound	16,432	22,018
Singapore dollar	9,155	12,427
Swiss franc	7,748	9,554

Total	$83,390	$112,005

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

Net unrealized loss positions are recorded within “Other accrued liabilities” and net unrealized gain positions are recorded within “Prepaid and other current assets.” As of January 31, 2011, the Company had a gross unrealized gain of $3.9 million included in “Prepaid and other current assets.” The amount of $3.9 million represents effective hedges and is reported as a component of accumulated other comprehensive loss. Hedge ineffectiveness, which is reported in the Condensed Consolidated Statements of Income, was not significant.

11. Sale-Leaseback Transaction

During the three months ended January 30, 2010, the Company sold an owned real estate property to an unrelated third party. Net proceeds from this sale were $30.2 million. Concurrent with this sale, the Company entered into an agreement to lease the property back from the purchaser over a minimum lease term of two years. The Company considers this lease as a normal leaseback and classified the lease as an operating lease. An $8.7 million loss on the sale of the property was recognized immediately upon execution of the sale and is recorded within “Loss on sale of investments and property, net” on the Condensed Consolidated Statements of Income.

12. Stock-Based Compensation

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended
	January 29, 2011	January 30, 2010
Cost of revenues (1)	$2,860	$2,913
Research and development	4,283	6,184
Sales and marketing (1)	8,792	9,699
General and administrative	3,971	2,727

Total stock-based compensation	$19,906	$21,523

(1)	The three months ended January 30, 2010 reflects the reclassification of SE costs from cost of revenue to sales and marketing expenses. See Note 1, “Basis of Presentation and Reclassification,” of the Notes to Condensed Consolidated Financial Statements.

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended
	January 29, 2011	January 30, 2010
Stock options, including variable options	$1,095	$3,743
Restricted stock awards and restricted stock units (“RSUs”)	11,873	10,448
Employee stock purchase plan (“ESPP”)	6,938	7,332

Total stock-based compensation	$19,906	$21,523

The following table presents unrecognized compensation expense, net of estimated forfeitures, of the Company’s equity compensation plans as of January 29, 2011, which is expected to be recognized over the following weighted-average periods, (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)

Stock options	$5,012	0.95
RSUs	$100,041	2.04
ESPP	$27,468	1.23

The following table presents details on grants made by the Company for the following periods:

	Three Months Ended		Three Months Ended
	January 29, 2011		January 30, 2010
	Granted (in thousands)	Weighted-Average Grant Date Fair Value	Granted (in thousands)	Weighted-Average Grant Date Fair Value
Stock options	75	$2.21	1,193	$3.20
RSUs	3,324	$5.22	2,037	$8.51

The total intrinsic value of stock options exercised for the three months ended January 29, 2011 and January 30, 2010 was $9.5 million and $23.0 million, respectively.

13. Income Taxes

For the three months ended January 29, 2011, the Company recorded an income tax benefit of $5.7 million, primarily as a result of foreign tax expenses, offset by a discrete benefit from the retroactive reinstatement of the federal research and development tax credit provision as a result of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the “Tax Relief Act”). The Tax Relief Act retroactively extended for one year and prospectively through 2011, the research credit which expired at the end of calendar 2009.

For the three months ended January 30, 2010, the Company recorded an income tax expense of $1.3 million.

The total amount of unrecognized tax benefits of $135.9 million as of January 29, 2011 would affect the Company’s effective tax rate, if recognized. Although the timing of the closure of audits is highly uncertain, it is reasonably possible that the balance of unrecognized tax benefits could significantly change during fiscal year 2011.

The IRS and other tax authorities regularly examine our income tax returns. We are currently under negotiations with the Appeals division of the IRS for the audit of fiscal years 2004 through 2006, which we expect to resolve during the next twelve months. In addition, we are in negotiations with the foreign tax authorities to receive correlative relief on transfer pricing settlements with the IRS. We believe that our reserves for unrecognized tax benefits are adequate for open tax years. The timing of the resolution of income tax examinations, as well as the amounts and timing of related settlements, is highly uncertain. The Company believes that before the end of fiscal year 2011, it is reasonably possible that either certain audits will conclude or the statute of limitations relating to certain income tax examination periods will expire, or both. As such, after we reach settlement with the IRS, we expect to record a corresponding adjustment to our unrecognized tax benefits. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential decreases in underlying uncertain tax positions is between $0 and $16 million.

The Company’s fiscal years 2004 through 2008 are under IRS examination. The IRS is contesting the Company’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries, and may make similar claims against the Company’s transfer pricing arrangements in future examinations. The Franchise Tax Board is auditing Foundry’s California income tax returns for calendar years 2006 and 2007. All of these audits are still ongoing and the Company believes its reserves are adequate to cover any potential assessments that may result from these examinations. Due to the availability of net operating losses and credits, the Company does not expect a significant tax liability from the settlement of the audits.

The Company believes that sufficient positive evidence existed from historical operations and projections of taxable income in future years to conclude that it was more likely than not that the Company would realize its deferred tax assets. Accordingly, the Company only applies a valuation allowance on the deferred tax assets relating to capital loss and investments loss carryforwards due to limited carryforward periods and the character of such tax attributes. As part of the 2011-2012 budget, the Governor of the State of California has introduced tax proposals affecting future state income tax apportionment that may have a significant impact on the Company’s ability to realize certain California deferred tax assets. The Company will reevaluate the realization of its California deferred tax assets if and when the current law changes.

14. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Currently, the CODM is the Chief Executive Officer.

Brocade is organized into four operating segments, of which two are individually reportable segments: Data Storage and Global Services; and two, Internet Protocol (“IP”) Layer 2-3 and IP Layer 4-7/Application Delivery Products (“IP Layer 4-7/ADP”), are combined into one reportable segment: Ethernet Products. These segments are organized principally by product category. The types of products and services from which each reportable segment derives its revenues are as follows:

•

Data Storage includes infrastructure products and solutions including directors, switches, routers, fabric-based software applications, distance/extension products, as well as management applications and utilities to centralize data management. Data Storage also includes the server portfolio, which is comprised of host bus adapters (“HBAs”), mezzanine cards, as well as switch modules for bladed servers;

•

Ethernet Products includes Open Systems Interconnection Reference Model (“OSI”) Layer 2-3 switches and routers which enable efficient use of bandwidth-intensive network business applications and digital entertainment on both local area networks and wide area networks, converged network products, and OSI Layer 4–7 switches which allow enterprises and service providers to build highly available network infrastructures that efficiently direct the flow of traffic; and

•	Global Services include break/fix maintenance, extended warranty, installation, consulting, network management, and related software maintenance and support revenue.

Financial decisions and the allocation of resources are based on the information from the Company’s internal management reporting system. At this point in time, the Company does not track all of its assets by operating segments. The majority of the Company’s assets as of January 29, 2011 were attributable to its United States operations.

Summarized financial information by reportable segment for the three months ended January 29, 2011 and January 30, 2010, based on the internal management reporting system, is as follows (in thousands):

	Data Storage	Ethernet Products	Global Services	Total
Three months ended January 29, 2011
Net revenues	$331,164	$126,126	$88,727	$546,017
Cost of revenues	100,472	77,144	47,257	224,873

Gross margin	$230,692	$48,982	$41,470	$321,144

Three months ended January 30, 2010
Net revenues	$353,650	$95,436	$90,406	$539,492
Cost of revenues (1)	113,583	52,193	44,578	210,354

Gross margin (1)	$240,067	$43,243	$45,828	$329,138

(1)	The three months ended January 30, 2010 reflects the reclassification of SE costs from cost of revenue to sales and marketing expenses. See Note 1, “Basis of Presentation and Reclassification,” of the Notes to Condensed Consolidated Financial Statements.

15. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	January 29, 2011	January 30, 2010
Basic net income per share
Net income	$27,179	$51,095
Weighted-average shares used in computing basic net income per share	465,108	439,080
Basic net income per share	$0.06	$0.12

Diluted net income per share
Net income	$27,179	$51,095
Weighted-average shares used in computing basic net income per share	465,108	439,080
Dilutive potential common shares in the form of stock options	16,369	30,704
Dilutive potential common shares in the form of stock awards	8,872	14,013
Dilutive potential common shares in the form of ESPP shares	817	465

Weighted-average shares used in computing diluted net income per share	491,166	484,262
Diluted net income per share	$0.06	$0.11

Antidilutive potential common shares in the form of (1)
Stock options	24,483	10,575
Stock awards	1,140	108
Antidilutive potential common shares resulting from the potential conversion of (1)
Convertible subordinated debt	—	12,083

(1)	These amounts are excluded from the computation of diluted net income per share.

16. Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended
	January 29, 2011	January 30, 2010
Net income	$27,179	$51,095
Other comprehensive income:
Change in net unrealized gains (losses) on cash flow hedges	(146)	(4,242)
Change in cumulative translation adjustments	(2,832)	(1,050)

Total comprehensive income	$24,201	$45,803

17. Guarantor and Non-Guarantor Subsidiaries

On January 20, 2010, the Company issued in total $600.0 million aggregate principal amount of its Senior Secured Notes. As discussed in Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements, the Company’s obligations under the Senior Secured Notes are guaranteed by certain of the Company’s domestic subsidiaries. The Senior Secured Notes are not guaranteed by the Company’s Canadian or other foreign subsidiaries. The following tables present condensed consolidated financial statements for the parent company, the Subsidiary Guarantors and the foreign non-guarantor subsidiaries, respectively.

The following is the condensed consolidated balance sheet as of January 29, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash, cash equivalents and short-term investments	$40,837	$9,752	$365,614	$—	$416,203
Accounts receivable, net	170,537	1,343	105,939	(341)	277,478
Inventories	66,354	—	19,464	—	85,818
Intercompany receivables	—	505,297	—	(505,297)	—
Other current assets	117,020	602	10,460	3,884	131,966

Total current assets	394,748	516,994	501,477	(501,754)	911,465
Property and equipment, net	467,604	57,246	15,588	—	540,438
Other non-current assets	1,509,097	703,708	7,364	—	2,220,169

Total assets	$2,371,449	$1,277,948	$524,429	$(501,754)	$3,672,072

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$113,389	$264	$21,303	$(341)	$134,615
Current portion of debt	36,084	—	—	—	36,084
Intercompany payables	476,790	—	28,507	(505,297)	—
Other current liabilities	256,709	26,136	105,535	3,884	392,264

Total current liabilities	882,972	26,400	155,345	(501,754)	562,963
Debt, net of current portion	856,246	—	—	—	856,246
Other non-current liabilities	100,094	3,004	38,178	—	141,276

Total liabilities	1,839,312	29,404	193,523	(501,754)	1,560,485
Total stockholders’ equity	532,137	1,248,544	330,906	—	2,111,587

Total liabilities and stockholders’ equity	$2,371,449	$1,277,948	$524,429	$(501,754)	$3,672,072

The following is the condensed consolidated balance sheet as of October 30, 2010 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash, cash equivalents and short-term investments	$23,455	$8,905	$303,622	$—	$335,982
Accounts receivable, net	220,381	1,698	107,818	(333)	329,564
Inventories	63,713	—	13,095	—	76,808
Intercompany receivables	—	399,868	—	(399,868)	—
Other current assets	118,154	875	9,999	3,069	132,097

Total current assets	425,703	411,346	434,534	(397,132)	874,451
Property and equipment, net	466,247	58,040	14,830	—	539,117
Other non-current assets	1,499,774	734,469	6,364	—	2,240,607

Total assets	$2,391,724	$1,203,855	$455,728	$(397,132)	$3,654,175

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$128,182	$389	$18,892	$(333)	$147,130
Current portion of debt	30,540	—	—	—	30,540
Intercompany payables	412,555	—	(12,687)	(399,868)	—
Other current liabilities	256,710	29,752	102,082	3,069	391,613

Total current liabilities	827,987	30,141	108,287	(397,132)	569,283
Debt, net of current portion	899,273	—	—	—	899,273
Other non-current liabilities	99,679	3,361	36,278	—	139,318

Total liabilities	1,826,939	33,502	144,565	(397,132)	1,607,874
Total stockholders’ equity	564,785	1,170,353	311,163	—	2,046,301

Total liabilities and stockholders’ equity	$2,391,724	$1,203,855	$455,728	$(397,132)	$3,654,175

The following is the condensed consolidated statement of income for the three months ended January 29, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$327,074	$7,464	$211,479	$—	$546,017
Intercompany revenues	31,018	777	7,712	(39,507)	—

Total net revenues	358,092	8,241	219,191	(39,507)	546,017
Cost of revenues	139,737	20,655	60,884	3,597	224,873
Intercompany cost of revenues	6,175	—	33,332	(39,507)	—

Total cost of revenues	145,912	20,655	94,216	(35,910)	224,873

Gross margin (loss)	212,180	(12,414)	124,975	(3,597)	321,144
Operating expenses	212,882	16,229	52,965	(3,597)	278,479
Intercompany operating expenses	(42,186)	(6,381)	48,567	—	—

Total operating expenses	170,696	9,848	101,532	(3,597)	278,479

Income (loss) from operations	41,484	(22,262)	23,443	—	42,665
Other income (expense)	(21,185)	(738)	720	—	(21,203)

Income (loss) before income tax provision (benefit)	20,299	(23,000)	24,163	—	21,462
Income tax provision (benefit)	61,380	(69,547)	2,450	—	(5,717)

Net income (loss)	$(41,081)	$46,547	$21,713	$—	$27,179

The following is the condensed consolidated statement of income for the three months ended January 30, 2010 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$306,667	$19,300	$213,525	$—	$539,492
Intercompany revenues	22,487	2,933	4,863	(30,283)	—

Total net revenues	329,154	22,233	218,388	(30,283)	539,492
Cost of revenues (1)	108,749	29,633	67,416	4,556	210,354
Intercompany cost of revenues (1)	25,419	—	4,864	(30,283)	—

Total cost of revenues	134,168	29,633	72,280	(25,727)	210,354

Gross margin (loss)	194,986	(7,400)	146,108	(4,556)	329,138
Operating expenses (1)	197,672	18,287	34,535	(4,556)	245,938
Intercompany operating expenses	(22,255)	(6,155)	28,410	—	—

Total operating expenses	175,417	12,132	62,945	(4,556)	245,938

Income (loss) from operations	19,569	(19,532)	83,163	—	83,200
Other income (expense)	(28,970)	(2,375)	516	—	(30,829)
Intercompany other income (expense)	30,260	567	(30,827)	—	—

Total other income (expense)	1,290	(1,808)	(30,311)	—	(30,829)

Income (loss) before income tax provision (benefit)	20,859	(21,340)	52,852	—	52,371
Income tax provision (benefit)	79,783	(81,623)	3,116	—	1,276

Net income (loss)	$(58,924)	$60,283	$49,736	$—	$51,095

(1)	As adjusted due to the reclassification of system engineer costs from cost of revenues to sales and marketing expenses. See Note 1, “Basis of Presentation and Reclassification,” of the Notes to Condensed Consolidated Financial Statements.

The following is the condensed consolidated statement of cash flows for the three months ended January 29, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$52,648	$840	$64,748	$—	$118,236

Cash flows from investing activities:
Purchases of short-term investments	—	(25)	—	—	(25)
Proceeds from maturities and sale of short-term investments	—	19	—	—	19
Purchases of property and equipment	(20,564)	(8)	(2,823)	—	(23,395)

Net cash used in investing activities	(20,564)	(14)	(2,823)	—	(23,401)

Cash flows from financing activities:
Payment of principal related to the term loan	(39,748)	—	—	—	(39,748)
Payment of principal related to capital leases	(431)	—	—	—	(431)
Proceeds from issuance of common stock, net	25,477	—	—	—	25,477

Net cash used in financing activities	(14,702)	—	—	—	(14,702)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	66	—	66

Net increase in cash and cash equivalents	17,382	826	61,991	—	80,199
Cash and cash equivalents, beginning of period	23,455	6,907	303,622	—	333,984

Cash and cash equivalents, end of period	$40,837	$7,733	$365,613	$—	$414,183

The following is the condensed consolidated statement of cash flows for the three months ended January 30, 2010 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$32,610	$(335)	$36,832	$—	$69,107

Cash flows from investing activities:
Purchases of short-term investments	—	(24)	—	—	(24)
Proceeds from maturities and sale of short-term investments	—	1	—	—	1
Proceeds from sale of property	30,185	—	—	—	30,185
Purchases of property and equipment	(45,986)	140	(1,471)	—	(47,317)

Net cash provided by (used in) investing activities	(15,801)	117	(1,471)	—	(17,155)

Cash flows from financing activities:
Payment of principle related to the term loan	(506,545)	—	—	—	(506,545)
Proceeds from Senior Secured Notes	587,968	—	—	—	587,968
Proceeds from issuance of common stock, net	30,031	—	—	—	30,031

Net cash provided by financing activities	111,454	—	—	—	111,454

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(1,016)	—	(1,016)

Net increase (decrease) in cash and cash equivalents	128,263	(218)	34,345	—	162,390
Cash and cash equivalents, beginning of period	74,509	5,748	253,936	—	334,193

Cash and cash equivalents, end of period	$202,772	$5,530	$288,281	$—	$496,583

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on December 17, 2010.

Overview

We are a leading supplier of end-to-end networking solutions and services for businesses and organizations of many types and sizes, including global enterprises, and service providers. Our business model is driven by our two key markets, namely our core Data Storage business, where we offer directors, switches, top-of-rack switches, end-of-row switches, HBAs, and server virtualization solutions, and our newer Ethernet business, which we acquired in December 2008 as part of our acquisition of Foundry, where we offer modular and stackable 1 Gigabit Ethernet (“GbE”), 10 GbE and 100 GbE solutions, converged network products, as well as application delivery, security and wireless solutions.

Growth opportunities in the Data Storage market are expected to be driven by the requirements of key IT initiatives among customers such as server virtualization, data center consolidation, migration to higher performance technologies and private “cloud” initiatives. We have recently implemented several initiatives, and continue to explore other possible initiatives, to help drive both immediate and long-term growth in our Ethernet business. Our Ethernet business strategies are intended to increase new Ethernet accounts, and expand our market share. In an effort to increase our Ethernet revenues and increase our market share, we plan to invest in sales and marketing efforts. Moreover, we plan to continue to support our Data Storage and Ethernet growth plans by enhancing our existing partnerships and forming new ones, and through continuous innovation and new product introductions.

We continue to face challenges, some within and some outside our control, such as the uncertainty in the worldwide macroeconomic climate and its impact on IT spending patterns globally, as well as the federal government budget in the United States. While the diversification of our business model helps mitigate some of these challenges and we expect IT spending levels to generally rise in the long-term, it is difficult to offset short-term reductions of IT spending.

Going forward, we expect the number of Data Storage and Ethernet ports we ship to fluctuate depending on the demand for our existing and recently introduced Ethernet and Data Storage products, as well as the timing of product transitions by our OEM partners. We currently expect that average selling prices per port for our Data Storage products will likely decline at rates consistent with historical rates of low single digits per quarter, and that average selling prices per port for our Ethernet products will likely decline at a rate in the low-to mid-single digits per quarter.

We also plan to continue to focus on increasing operating cash flows, with which we intend to reduce our existing term loan, build cash balances and/or repurchase our Company’s stock.

Results of Operations

Our results of operations for the three months ended January 29, 2011 are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin with respect to each segment, which is indicated as a percentage of the respective segment net revenues.

Revenues. Our revenues are derived primarily from sales of our Data Storage products, sales of our Ethernet products, and our service and support offerings related to those products.

Our total net revenues are summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 29, 2011	% of Net Revenues	January 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Data Storage	$331,164	60.7%	$353,650	65.5%	$(22,486)	(6.4)%
Ethernet Products	126,126	23.1%	95,436	17.7%	30,690	32.2%
Global Services	88,727	16.2%	90,406	16.8%	(1,679)	(1.9)%

Total net revenues	$546,017	100.0%	$539,492	100.0%	$6,525	1.2%

The increase in total net revenues for the three months ended January 29, 2011 compared with the three months ended January 30, 2010 reflects higher sales of Ethernet Products, partially offset by lower revenues from Data Storage and our Global Services offerings.

•

The decrease in Data Storage product revenues for the period reflects a decrease of 1.1% in the number of ports shipped and a 5.2% decrease in average selling price per port, partially offset by a mix shift from 4 Gb director and switch products to 8 Gb director and switch products, which carry a higher price per port;

•

The increase in Ethernet Products revenues for the period reflects relatively higher revenues from our enterprise, federal and service provider customers, and implementation of initiatives to drive both immediate and long-term growth in our Ethernet business, which was offset by the decrease in average selling price of approximately 11.3%; and

•	The decrease in Global Services revenues was primarily a result of lower Ethernet support revenues during the period.

Our total net revenues by geographical area are summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 29, 2011	% of Net Revenues	January 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$324,819	59.5%	$337,207	62.5%	$(12,388)	(3.7)%
Europe, the Middle East and Africa (1)	140,143	25.7%	136,857	25.4%	3,286	2.4%
Asia Pacific	53,496	9.8%	40,431	7.5%	13,065	32.3%
Japan	16,941	3.1%	12,708	2.3%	4,233	33.3%
Canada, Central and South America	10,618	1.9%	12,289	2.3%	(1,671)	(13.6)%

Total net revenues	$546,017	100.0%	$539,492	100.0%	$6,525	1.2%

(1)	Includes net revenues of $75.7 million and $74.0 million for the three months ended January 29, 2011 and January 30, 2010 respectively, relating to the Netherlands.

International revenues increased as a percentage of total net revenues for the three months ended January 29, 2011 compared with the three months ended January 30, 2010 primarily as a result of increased revenues in Asia Pacific and Japan. Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM partners take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM partners, but we believe that international revenues comprise a larger percentage of our total net revenues than the attributed revenues may indicate.

A significant portion of our revenue is concentrated among a relatively small number of OEM customers. For the three months ended January 29, 2011 and January 30, 2010, the same three customers each represented 10% or more of our total net revenues for a combined total of 47% and 54%, respectively, of our total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM partners and to the U.S. government or individual agencies within the U.S. government through our distributors. Therefore, the loss of, or a decrease in the level of sales to, or a change in the ordering pattern of any one of these customers could seriously harm our financial condition and results of operations.

Gross margin. Gross margin as stated below is indicated as a percentage of the respective segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues. Gross margin is summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 29, 2011	% of Net Revenues	January 30, 2010 (1)	% of Net Revenues	Increase/ (Decrease)	% Points Change
Data Storage	$230,692	69.7%	$240,067	67.9%	$(9,375)	1.8%
Ethernet Products	48,982	38.8%	43,243	45.3%	5,739	(6.5)%
Global Services	41,470	46.7%	45,828	50.7%	(4,358)	(4.0)%

Total gross margin	$321,144	58.8%	$329,138	61.0%	$(7,994)	(2.2)%

(1)	The three months ended January 30, 2010 is as adjusted due to the reclassification of system engineer costs from cost of revenues to sales and marketing expenses. See Note 1, “Basis of Presentation and Reclassification,” of the Notes to Condensed Consolidated Financial Statements.

For the three months ended January 29, 2011 compared with the three months ended January 30, 2010, total gross margin decreased in absolute dollars and percentage primarily due to lower margins on Ethernet Products and Global Services, as well as increased mix of Ethernet Products revenue, which carries a lower overall gross margin. This was partially offset by the increase in Data Storage gross margin percentage.

Gross margin percentage by reportable segment increased or decreased for the three months ended January 29, 2011 compared with the three months ended January 30, 2010 primarily due to the following factors (the percentages below reflect the impact on gross margin):

•

Data Storage gross margins relative to net revenues increased due to a 0.3% decrease in product costs relative to net revenues, which offset the decline in average selling price, a 0.8% decrease in amortization of intangible assets related to the McDATA acquisition, and a 0.7% decrease in other manufacturing costs;

•

Ethernet Products gross margins relative to net revenues decreased due to a 6.3% increase in product costs relative to net revenues due to lower average selling prices and shifting product mix and a 2.7% increase in other manufacturing costs primarily because of higher manufacturing costs tied to new products, warranty costs and inventory write-downs due to product transitions. This was partially offset by a 2.5% decrease in amortization of intangible assets related to the Foundry acquisition, relative to net revenues; and

•

Global Services gross margins relative to net revenues decreased due to a 3.7% increase in service and support costs, primarily because of increased headcount and inventory write-downs, which offset the impact of a one-time settlement of a litigation matter during the first fiscal quarter of 2010. Additionally, stock-based compensation relative to net revenues increased 0.3%.

Gross margin is primarily affected by average selling price per port, number of ports shipped and cost of revenues. As described above, we expect that average selling prices per port for our Data Storage products will continue to decline at rates consistent with historical rates of low single digits per quarter, and the average selling prices per port of our Ethernet products will decline at a rate in the low- to mid-single digits, unless they are further affected by accelerated pricing pressures, new product introductions by us or our competitors, or other factors that may be beyond our control. We believe that we have the ability to partially mitigate the effect of declines in average selling price per port on gross margins by reducing our product and manufacturing operations costs.

Stock-based compensation expense. Stock-based compensation expense is summarized as follows (in thousands, except percentages):

	January 29, 2011	% of Net Revenues	January 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$19,906	3.6%	$21,523	4.0%	$(1,617)	(7.5)%

The decrease in stock-based compensation expense for the three months ended January 29, 2011 compared with the three months ended January 30, 2010 was primarily due to the decrease in Foundry-related deferred compensation and lower ESPP expenses.

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

R&D expenses are summarized as follows (in thousands, except percentages):

	January 29, 2011	% of Net Revenues	January 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$91,408	16.7%	$90,081	16.7%	$1,327	1.5%

R&D expenses increased for the three months ended January 29, 2011 compared with the three months ended January 30, 2010 due to the following (in thousands):

$ Change 2010 to 2011 Quarter-to-Date (“QTD)”
Outside services	$2,095
Salaries and wages	1,401
Depreciation and amortization	1,037
Various individually insignificant items	624
The increase in R&D expenses was partially offset by the decrease in the following:
Stock-based compensation	(1,900)
Sustaining engineering expenses allocated to cost of revenues	(1,930)

Total change	$1,327

Outside services increased primarily due to projects related to our new Ethernet product offerings. Salaries and wages increased primarily due to increased headcount. Depreciation and amortization increased primarily due to the build-up of our labs. Sustaining engineering expenses allocated to cost of revenues increased primarily as a result of new Ethernet products launched, partially offsetting the increase in R&D expenses.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and customer service functions, costs associated with promotional and marketing programs, travel expenses, and related IT and facilities expenses.

Sales and marketing expenses are summarized as follows (in thousands, except percentages):

	January 29, 2011	% of Net Revenues	January 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$152,667	28.0%	$122,061	22.6%	$30,606	25.1%

Sales and marketing expenses increased for the three months ended January 29, 2011 compared with the three months ended January 30, 2010 due to the following (in thousands):

$ Change 2010 to 2011 QTD
Salaries and wages	$23,399
Outside services	3,395
Expenses related to IT, facilities and other shared functions	2,854
Travel expenses	2,223
The increase in sales and marketing expenses was partially offset by the decrease in the following:
Various individually insignificant items	(1,265)

Total change	$30,606

Salaries and wages, expenses related to IT, facilities and other shared functions and travel expenses increased primarily due to headcount growth. Outside services increased primarily due to an increase in consulting expenses related to our sales model and growth strategy.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources, legal and investor relations, as well as recruiting expenses, professional fees, other corporate expenses, and related IT and facilities expenses.

G&A expenses are summarized as follows (in thousands, except percentages):

	January 29, 2011	% of Net Revenues	January 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$18,090	3.3%	$16,239	3.0%	$1,851	11.4%

G&A expenses increased for the three months ended January 29, 2011 compared with the three months ended January 30, 2010 due to the following (in thousands):

$ Change 2010 to 2011 QTD
Depreciation and amortization	$3,675
Salaries and wages	1,629
Stock-based compensation	1,243
Outside services	1,128
The increase in general and administrative expenses was partially offset by the decrease in the following:
Expenses related to IT, facilities and other shared functions allocated from G&A	(4,029)
Other facility expenses	(1,723)
Various individually insignificant items	(72)

Total change	$1,851

Depreciation and amortization increased primarily due to additional furniture and equipment and depreciation related to our new campus that was completed in the third fiscal quarter of 2010. Salaries and wages increased due to headcount growth. Outside services increased primarily due to an increase in services for our new campus and consulting services related to information systems projects. The expenses related to IT, facilities and other shared functions allocated from G&A decreased primarily due to an increase in the amount of total expenses allocated to other department due to headcount growth in those departments and increased allocation of depreciation and amortization due to completion of the new campus in the third fiscal quarter of 2010. Other facility expenses decreased primarily due to decrease in rent and related expenses after moving into the Company’s new campus.

Legal fees associated with indemnification obligations and other related costs, net. Legal fees associated with indemnification obligations and other related costs, net, were immaterial for both the three months ended January 29, 2011 and January 30, 2010.

Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	January 29, 2011	% of Net Revenues	January 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$16,190	3.0%	$17,052	3.2%	$(862)	(5.1)%

During the three months ended January 29, 2011 and January 30, 2010, we recorded amortization of intangible assets related to the acquisitions of McDATA, Silverback Systems, Inc., Strategic Business Systems, Inc. and Foundry. The decrease in amortization of intangible assets for the three months ended January 29, 2011 was primarily due to the full amortization of a portion of the McDATA related intangible assets.

Acquisition and integration costs. Acquisition and integration costs are summarized as follows (in thousands, except percentages):

	January 29, 2011	% of Net Revenues	January 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$—	—%	$204	—%	$(204)	(100.0)%

For the three months ended January 30, 2010, we recorded acquisition and integration costs primarily for consulting services and other professional fees in connection with our integration of Foundry.

Interest and other income(loss), net. Interest and other income (loss), net, are summarized as follows (in thousands, except percentages):

	January 29, 2011	% of Net Revenues	January 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$349	0.1%	$72	—%	$277	384.7%

For the three months ended January 29, 2011 compared with the three months ended January 30, 2010, the increase in interest and other income (loss), net, was primarily due to foreign exchange gains recognized during the first fiscal quarter of 2011 compared to foreign exchange losses during the first fiscal quarter of 2010. Additionally, beginning in the first fiscal quarter of 2011, gains or losses relating to the effective portion of foreign currency cash flow derivatives are recorded in cost of revenues or sales and marketing expenses (see Note 10, “Derivative Instruments and Hedging Activities” of the Notes to the Condensed Consolidated Financial Statements). In the prior period, the net gains recorded in interest and other income (loss), net were not material, and have not been reclassified.

Interest expense. Interest expense primarily represents the interest cost associated with our term loan, Senior Secured Notes and convertible subordinated debt (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). Interest expense is summarized as follows (in thousands, except percentages):

	January 29, 2011	% of Net Revenues	January 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$(21,546)	(3.9)%	$(22,073)	(4.1)%	$(527)	(2.4)%

Interest expense decreased for the three months ended January 29, 2011 compared with the three months ended January 30, 2010 primarily as a result of the Company electing to make accelerated payments towards the principal of the term loan and the retirement of the 2.25% Notes on February 16, 2010, partially offset by the capitalization of interest cost in connection with the development of our campus during the three months ended January 30, 2010. The construction of the campus was completed in the third fiscal quarter of 2010, and accordingly no interest was capitalized subsequent to that quarter.

Loss on sale of investments and property, net. Loss on sale of investments and property, net, is summarized as follows (in thousands, except percentages):

	January 29, 2011	% of Net Revenues	January 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$(6)	—%	$(8,828)	(1.6)%	$(8,822)	(99.9)%

For the three months ended January 29, 2011 compared with the three months ended January 30, 2010, the decrease in loss on sale of investments and property, net, was primarily due to an immaterial loss on sale of investments net, for the three months ended January 29, 2011 as compared to an $8.8 million loss on the sale of owned property in San Jose during the first quarter of fiscal year 2010, to an unrelated third party.

Income tax provision (benefit). Income tax provision (benefit) and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Three Months Ended
	January 29, 2011	January 30, 2010
Income tax provision (benefit)	$(5,717)	$1,276
Effective tax rate	(26.6)%	2.4%

We recorded a tax benefit for the three months ended January 29, 2011 compared with a tax expense for the three months ended January 30, 2010 primarily due to a discrete benefit from the retroactive reinstatement of the federal research and development tax credit provision from January 1, 2010 to December 31, 2011, as a result of the Tax Relief Act enacted on December 17, 2010 (see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements).

Based on our forecasted results, we currently expect a tax benefit for fiscal year 2011 compared to tax expense for fiscal year 2010. However, factors such as the successful integration of Foundry’s international operations and associated structuring could affect the level of our foreign revenues and earnings. As estimates and judgments are used to project such international earnings, the impact to our tax provision could vary if the current planning or assumptions change. Given that the tax rate is driven by several different factors, it is not possible to estimate our future tax rate with a high degree of certainty.

Our income tax provision could change from either effects of changing tax laws and regulations, or differences in international revenues and earnings from those historically achieved, a factor largely influenced by the buying behavior of our OEM and channel partners.

The IRS and other tax authorities regularly examine our income tax returns. For additional discussion, see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements. We are currently undergoing an IRS audit for fiscal years 2004 through 2008, for which we may resolve some of the years during the next twelve months. As such, after we reach settlement with the IRS, we expect to record a corresponding adjustment to our unrecognized tax benefits. Due to availability of net operating losses and credits, the IRS audit settlement is not expected to result in a significant tax payment. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential decreases in underlying uncertain tax positions is between $0 and $16 million.

The Company believes that sufficient positive evidence existed from historical operations and projections of taxable income in future years to conclude that it was more likely than not that the Company would realize its deferred tax assets. Accordingly, the Company only applies a valuation allowance on the deferred tax assets relating to capital loss and investments loss carryforwards due to limited carryforward periods and the character of such tax attributes. The Governor of the State of California has introduced tax proposals affecting future state income tax apportionment that may have a significant impact on the Company’s ability to realize certain California deferred tax assets. The Company will reevaluate the realization of its California deferred tax assets if and when the current law changes.

Liquidity and Capital Resources

	January 29, 2011	October 30, 2010	Increase/ (Decrease)
	(in thousands)
Cash and cash equivalents	$414,183	$333,984	$80,199
Short-term investments	2,020	1,998	22

Total	$416,203	$335,982	$80,221

Percentage of total assets	11%	9%

We use cash generated by operations as our primary source of liquidity. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our revenues, the rate at which products are shipped during the quarter, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax and other payments. For additional discussion, see “Part II - Other Information, Item 1A. Risk Factors.”

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

Financial Condition

Cash and cash equivalents and short-term investments as of January 29, 2011 increased by $80.2 million over the balance as of October 30, 2010 primarily due to increased cash from operating activities and decreased purchases of property and equipment due to completion of campus construction during fiscal year 2010, partially offset by accelerated payments towards the principal of the term loan. For the three months ended January 29, 2011, we generated $118.2 million in cash from operating activities, which was higher than our net income for the same period primarily as a result of adjustments to net income for non-cash items related to depreciation and amortization and stock-based compensation expense as well as decrease in account receivables, partially offset by decreases in accounts payable, accrued employee compensation and other accrued liabilities.

Accounts receivable days sales outstanding, which is a measure of the average number of days that a company takes to collect revenue after a sale has been made, for the three months ended January 29, 2011 was 46 days, compared with 54 days for the three months ended October 30, 2010. The decrease in accounts receivable days sales outstanding was primarily due to the timing of shipments during the first fiscal quarter of 2011.

A majority of our accounts receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of January 29, 2011, three customers accounted for 17%, 11% and 11%, respectively, of total accounts receivable. As of October 30, 2010, three customers accounted for 17%, 14% and 10%, respectively, of total accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral or security interests on accounts receivable balances. We have established reserves for credit losses, sales allowances, and other allowances. While we have not experienced material credit losses in any of the periods presented, there can be no assurance that we will not experience material credit losses in the future.

Net cash used in investing activities for the three months ended January 29, 2011 totaled $23.4 million and was primarily the result of $23.4 million in purchases of property and equipment.

Net cash used in financing activities for the three months ended January 29, 2011 totaled $14.7 million and was primarily the result of payment of principal related to the term loan of $39.7 million, partially offset by proceeds from the issuance of common stock from ESPP purchases and stock option exercises of $25.5 million.

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

Three Months Ended January 29, 2011 Compared to three Months Ended January 30, 2010

Operating Activities. Net cash provided by operating activities increased for the three months ended January 29, 2011 compared with the three months ended January 30, 2010 by $49.1 million. The increase was primarily due to increased accounts receivable collections and decreased payment with respect to accounts payable and accrued employee compensation, partially offset by a decrease in net income during the three months ended January 29, 2011.

Investing Activities. Net cash used in investing activities increased for the three months ended January 29, 2011 compared with the three months ended January 30, 2010 by $6.2 million. Although purchases of property and equipment were higher in the three months ended January 30, 2010, this was partially offset by proceeds of $30.2 million from sale of property in the first fiscal quarter of 2010.

Financing Activities. Net cash used in financing activities increased for the three months ended January 29, 2011 compared with the three months ended January 30, 2010 by $126.2 million. The increase was primarily due to proceeds received in the first fiscal quarter of 2010 from Senior Secured Notes, partially offset by increased payment of principal related to the term loan during the three months ended January 30, 2010.

Liquidity

Manufacturing and Purchase Commitments. We have manufacturing arrangements with contract manufacturers under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations within the next twelve months, in accordance with our policy (see Note 9, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements).

Income Taxes. We accrue U.S. income taxes on the earnings of our foreign subsidiaries unless the earnings are considered indefinitely reinvested outside of the United States. We intend to reinvest current and accumulated earnings of our foreign subsidiaries for expansion of our business operations outside the United States for an indefinite period of time.

The IRS and other tax authorities regularly examine our income tax returns (see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements). We believe we have adequate reserves for all open tax years.

Senior Secured Credit Facility. A portion of our outstanding debt is related to the financing of the Foundry acquisition, the costs and expenses related to the merger, and the ongoing working capital and other general corporate purposes of the combined organization after consummation of the merger (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). We have the following resources available to obtain short-term or long-term financing, if we need additional liquidity, as of January 29, 2011 (in thousands):

	Original Amount Available	January 29, 2011
		Used	Available
Revolving credit facility	$125,000	$—	$125,000

Total	$125,000	$—	$125,000

Senior Secured Notes. In January 2010, we issued $600 million of long-term fixed rate notes and used the proceeds to pay down a substantial portion of the outstanding term loan, with the remaining net proceeds used to retire the convertible subordinated debt due on February 15, 2010 (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).

Trade Receivables Factoring Facility. We have an agreement with a financial institution to sell certain of our trade receivables from customers with limited, non-credit related, recourse provisions. The sale of receivables eliminates our credit exposure in relation to these receivables. Total trade receivables sold under our factoring facility are summarized as follows (in thousands):

	Three Months Ended
	January 29, 2011	January 30, 2010
Trade receivables sold under factoring agreement	$9,233	$—

Under the terms of the factoring agreement, the remaining available amount of the factoring facility as of January 29, 2011 is $40.8 million.

Contractual Obligations

The following table summarizes our contractual obligations, including interest expense, and commitments as of January 29, 2011 (in thousands):

	Total	Less than 1 Year		1—3 Years		3—5 Years		More than 5 Years
Contractual Obligations:
Term loan (1)	$354,217		$65,068		$289,149		$—		$—
Senior Secured Notes due 2018 (1)	439,947		20,697		39,750		39,750		339,750
Senior Secured Notes due 2020 (1)	486,478		21,478		41,250		41,250		382,500
Non-cancelable operating leases (2)	102,761		31,339		30,631		24,661		16,130
Non-cancelable capital leases	9,191		2,221		4,441		2,529		—
Purchase commitments, gross (3)	247,734		247,734		—		—		—

Total contractual obligations	$1,640,328		$388,537		$405,221		$108,190		$738,380

Other Commitments:
Standby letters of credit	$394	$	n/a	$	n/a	$	n/a	$	n/a

Unrecognized tax benefits and related accrued interest (4)	$147,517	$	n/a	$	n/a	$	n/a	$	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.
(2)	Amount excludes contractual sublease income of $39.4 million, which consists of $6.1 million to be received in less than one year, $13.4 million to be received in one to three years, $14.0 million to be received in three to five years and $5.9 million to be received in more than five years.
(3)	Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers. Of this amount, we have accrued $3.1 million for estimated purchase commitments that we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.
(4)	As of January 29, 2011, we had a liability for unrecognized tax benefits of $144.1 million and a net accrual for the payment of related interest and penalties of $3.4 million. We expect to resolve the fiscal years 2004 through 2006 IRS audit during the next twelve months. As such, after we reach settlement with the IRS, we expect to record a corresponding adjustment to our unrecognized tax benefits. Due to availability of net operating losses and credits, the IRS audit settlement is not expected to result in a significant tax payment. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential decreases in underlying uncertain tax positions is between $0 and $16 million.

Share Repurchase Program. As of November 29, 2007, our Board of Directors authorized a total of $800.0 million for the repurchase of our common stock. The purchases may be made, from time to time, in the open market or by privately negotiated transactions and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Approximately $389.1 million remains authorized for future repurchases under this program as of January 29, 2011. We are subject to certain covenants relating to our borrowings that restrict the amount of our Company’s shares that we can repurchase. As of January 29, 2011, we can repurchase up to an additional $75 million of our Company’s shares under the terms of our senior secured credit facility, provided our consolidated senior secured leverage ratio as defined in the credit agreement is under 2.00. We made no repurchases for the three months ended January 29, 2011 due to prioritizing our use of cash for debt repayment.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of January 29, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Estimates

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three months ended January 29, 2011 as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 30, 2010.

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

The following table summarizes the approximate impact that a change in principal key assumptions would have on the estimated fair value of IP Layer 2-3 reporting unit, leaving all other assumptions unchanged:

			Approximate Impact on Fair Value	Excess of Fair Value over Carrying Value (In millions)
Change

(In millions)
Discount rate	±1%		$(47) – 50	$11 – 108
DCF terminal value multiplier	±0.5	x	$(41) – 41	$17 – 99

The following table summarizes the approximate impact that a change in principal key assumptions would have on the estimated fair value of IP Layer 4-7/ADP reporting unit, leaving all other assumptions unchanged:

			Approximate Impact on Fair Value	Excess of Fair Value over Carrying Value

	Change		(In millions)	(In millions)
Discount rate	±1%		$(11) – 12	$47 – 70
DCF terminal value multiplier	±0.5	x	$(11) – 11	$47 – 69

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

We are exposed to changes in interest rates as a result of our borrowings under our term loan. As of January 29, 2011, the weighted-average interest rate on the term loan was 7.0%, which represents the minimum interest rate under the credit agreement. The current market rates are such that a 1% increase in market rates would still result in a 7.0% interest rate on the term loan. However, based on outstanding principal indebtedness of $311.2 million under our term loan as of January 29, 2011, if market rates average 1% above the interest rate floor over the remaining term of the debt, which would result from an increase in market rates of approximately 3.2%, our interest expense would increase by approximately $6.1 million over the remaining term of the debt.

Our cash and cash equivalents are primarily maintained at five major financial institutions in the United States. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.

The Company did not have any material investments as of January 29, 2011 that are sensitive to changes in interest rates.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended January 29, 2011 were the Chinese yuan, the euro, the Japanese yen, the British pound, the Singapore dollar and the Swiss franc. We are primarily exposed to foreign currency fluctuations related to operating expenses and cost of inventory components denominated in currencies other than the U.S. dollar. As such, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures.

We also may enter into other non-designated derivatives that consist primarily of forward contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and any associated outstanding forward contracts are marked-to-market with realized and unrealized gains and losses included in earnings.

Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. As of January 29, 2011, we held $83.4 million in cash flow derivative instruments. The maximum length of time over which we are hedged as of January 29, 2011 is through November 4, 2011.

We have performed a sensitivity analysis as of January 29, 2011, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect at January 29, 2011. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material foreign exchange loss as of January 29, 2011.

Equity Price Risk

We had no investments in publicly traded equity securities as of January 29, 2011. The aggregate cost of our equity investments in non-publicly traded companies was $6.99 million as of January 29, 2011. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other-than-temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes.

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On January 28, 2011, the last business day of our first fiscal quarter of 2011, the last reported sale price of our common stock on the NASDAQ Global Select Market was $5.60 per share.

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

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended January 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information set forth in the Legal Proceedings portion of Note 9, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

Intense competition in the market for networking solutions could prevent Brocade from increasing or maintaining revenue, profitability and cash flows with respect to its networking solutions.

The networking market is increasingly competitive. While Cisco maintains a dominant position in the Ethernet networking market, other companies have strengthened their networking portfolio through acquisitions, including Oracle’s acquisition of Sun Microsystems, HP’s acquisition of 3Com, and IBM’s acquisition of Blade Network Technologies. Both HP and IBM are important OEM partners for Brocade in the Fibre Channel switching market, yet also are competitive with Brocade in other respects. Other competitors in the Ethernet networking market include Arista Networks, Alcatel-Lucent, Enterasys Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Force10 Networks, Inc., Huawei Technologies Co. Ltd., and Juniper Networks, Inc. Brocade also competes with Cisco and QLogic Corporation in the Fibre Channel switching market and with QLogic and Emulex Corporation in the server connectivity or HBA market. In addition, EMC, one of Brocade’s top OEM customers in terms of Fibre Channel sales and a go-to-market and technology partner since 1997, has formed a separate venture with Cisco and VMware called the “Virtual Computing Environment” (VCE) that enables the new company to sell packaged “cloud computing” and data center virtualization solutions. The above-referenced acquisition and business partnerships demonstrate the increasingly complex nature of relationships within the networking industry.

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

In addition, the advent and customer adoption of new technologies such as Fibre Channel over Ethernet (“FCoE”) and Data Center Bridging (“DCB”), formerly called Converged Enhanced Ethernet (“CEE”), may displace existing solutions in actual customer implementations, leading to erosion of the total addressable market (“TAM”) for Fibre Channel products of the type that Brocade currently delivers. While actual customer adoption of FCoE has been relatively minimal thus far, the networking industry continues to invest in this technology. For example, Intel recently announced plans to freely distribute FCoE software with the sale of its 10 Gigabit Ethernet network, also known as converged network adapters. Brocade also offers FCoE products and has recently introduced a new family of Ethernet fabric products as part of its overall networking portfolio. This has the potential for reduction of Fibre Channel TAM where Brocade is a market leader and may harm Brocade’s business and financial results.

The loss of any of Brocade’s major OEM customers, the failure to successfully build a direct and channel model or any other significant failure to execute on Brocade’s overall sales strategy could significantly reduce Brocade’s revenues and negatively affect Brocade’s financial results.

Brocade storage area networking (“SAN”) business depends on recurring purchases from a limited number of large OEM partners for a substantial portion of its revenues. As a result, these large OEM partners have a significant influence on Brocade’s quarterly and annual financial results. For fiscal years 2010, 2009 and 2008, the same three customers each represented 10% or more of Brocade’s total net revenues. Brocade’s agreements with its OEM partners are typically cancelable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. Brocade’s OEM partners could also elect to eliminate, reduce, or rebalance the amount they purchase from Brocade and/or increase the amount purchased from Brocade’s competitors or introduce their own technology. Also, one or more of Brocade’s OEM partners could elect to consolidate or enter into a strategic partnership with one of Brocade’s competitors, which could reduce or eliminate Brocade’s future revenue opportunities with that OEM partner. Brocade anticipates that a significant portion of its revenues and operating results from its SAN business will continue to depend on sales to a relatively small number of OEM partners. The loss of any one significant OEM partner, or a decrease in the level of sales to any one significant OEM partner, or unsuccessful quarterly negotiation on key terms, conditions or timing of purchase orders placed during a quarter, would likely cause serious harm to Brocade’s business and financial results.

        Brocade’s OEM partners evaluate and qualify Brocade’s SAN products for a limited time period before they begin to market and sell them. Assisting Brocade’s OEM partners through the evaluation process requires significant sales, marketing and engineering management efforts on Brocade’s part, particularly if Brocade’s SAN products are being qualified with multiple distribution partners at the same time. In addition, once Brocade’s SAN products have been qualified, its customer agreements have no minimum purchase commitments. Brocade may not be able to effectively maintain or expand its distribution channels, manage distribution relationships successfully, or market its products through distribution partners.

Brocade recently began to offer its products through new and expanded channels, including through resellers, distributors and direct, and its Ethernet products through OEMs. For example, with respect to the OEM channel, Brocade announced that EMC, in addition to previous announcements with IBM and Dell, would sell Brocade’s Ethernet networking products. However, these new and expanded channels may not generate much, if any, revenue opportunities for Brocade. Offerings through new channels may also require Brocade to make certain significant upfront or ongoing investments, such as Brocade’s recent increased investments in sales resources and the hiring of incremental new sales persons focused primarily on Brocade’s Ethernet networking products. These additional costs may not be recovered or may not provide the desired return on investment if the anticipated benefits are not ultimately successful. These costs may also be larger than anticipated if the expenses associated with this new channels strategy are greater than planned. If Brocade cannot successfully expand its sales channels, Brocade may fail to maintain or grow its business, which would negatively impact its financial results.

Additionally, Brocade recently focused substantial resources to emphasize the Ethernet networking market through a channels strategy. This focus towards the Ethernet networking market may negatively impact Brocade’s other businesses such as its Data Storage networking products because management’s attention and limited resources such as employees may be reallocated away from Brocade’s Data Storage products and towards Ethernet products instead. Brocade must continually anticipate and respond to the needs of its distribution partners and their customers, and ensure that its products integrate with their solutions. Brocade’s failure to successfully manage its distribution relationships or the failure of its distribution partners to sell Brocade’s products could reduce Brocade’s revenues significantly. In addition, Brocade’s ability to respond to the needs of its distribution partners in the future may depend on third parties producing complementary products and applications for Brocade’s products. There can be no assurance that Brocade will be successful in expanding its go to market objectives. If Brocade fails to respond successfully to the needs of these groups, its business and financial results could be harmed.

The loss or delay of continued orders from any of Brocade’s more significant customers, such as the U.S. government or individual agencies within the U.S. government, or companies within the financial services, education and health sectors, could also cause its revenue and profitability to suffer. For example, if Brocade is unable to offer qualified products to such government customers due to regulations and requirements with respect to country of origin designation, or if Brocade experiences governmental procurement delays due to the timing of approval of the federal budget or other reasons, Brocade’s revenue and operating results could be negatively impacted. In addition, a change in the mix of Brocade’s customers, or a change in the mix of direct and indirect sales, could adversely affect its revenue and gross margins.

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

Brocade has introduced a significant number of new products in the last 12 months, including products across its family of Ethernet and Data Storage networking solutions, which accounts for a substantial portion of Brocade’s revenues. Brocade has also invested significant R&D resources in developing new products based on Ethernet Fabric technology for server virtualization within data centers. Specifically, Brocade recently introduced the first products from its Brocade VDX Data Center Switch Family that are powered by Brocade VCS software. These are the first products within the Ethernet fabric category, which is designed to simplify network architectures to better manage the rampant growth of server virtualization inside of customers’ data centers.

Developing new offerings requires significant upfront investments that may not result in revenue for an extended period of time, if at all. Brocade must achieve widespread market acceptance of Brocade’s new product and service offerings on a timely basis in order to realize the benefits of Brocade’s investments.

The success of Brocade’s product and service offerings depends on numerous factors, including its ability to:

•	Properly determine the market for and define new products and services, which can be particularly challenging for initial product offerings in new markets;

•	Develop and introduce the new products and services in a timely manner;

•	Differentiate Brocade’s new products and services from its competitors’ technology and product offerings;

•	Address the complexities of interoperability of Brocade’s products with its installed base, OEM partners’ server and storage products and its competitors’ products;

•	Meet or exceed customer requirements for product features, cost-effectiveness, and scalability; and

•	Maintain high levels of product quality and reliability.

Various factors impacting market acceptance are outside of Brocade’s control, including the following:

•	The availability and price of competing products and alternative technologies;

•	The cost of certain product subcomponents, which could cause Brocade to modify prices to maintain adequate gross margins;

•	Product qualification requirements by Brocade’s OEM partners, which can cause delays in the market acceptance;

•	The timing of the adoption of new industry standards relative to Brocade’s development of new technologies and products;

•	The ability of its OEM partners to successfully distribute, support and provide training for its products; and

•	Customer acceptance of Brocade’s products, including its Ethernet solutions.

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

The average selling price for Brocade’s products has declined in the past, and Brocade expects it to continue to decline in the future as a result of changes in competitive pricing pressure, broader macroeconomic factors, product mix, enhanced marketing programs, increased sales discounts, new product introductions by Brocade or Brocade’s competitors, the entrance of new competitors and other factors. Brocade expects that average selling prices per port for Data Storage products will continue to decline at rates consistent with historical rates of low single digits per quarter, and that average selling prices per port for Brocade’s Ethernet products will decline at a rate in the low- to mid-single digits; however, average selling prices could decline much faster. Price declines may also increase as competitors ramp up product releases that compete with Brocade’s products. Furthermore, if economic conditions deteriorate and drive a more cautious capital spending environment in the technology sector, both Brocade and its competitors could pursue more aggressive pricing strategies in an effort to maintain or seek to increase sales levels. If Brocade is unable to offset any negative impact from the above factors on the average selling price of Brocade’s products by increasing the volume of products shipped or reducing product manufacturing costs, Brocade’s total revenues and gross margins will be negatively impacted.

In addition, to maintain Brocade’s gross margins, Brocade must maintain or increase the number of existing products shipped and develop and introduce new products and product enhancements with improved costs, and continue to reduce the overall manufacturing costs of Brocade’s products. While Brocade has successfully reduced the cost of manufacturing Brocade’s products in the past, Brocade may not be able to continue to reduce cost of production at historical rates. Moreover, most of Brocade’s expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, Brocade may not be able to decrease its spending quickly enough or in sufficient amounts to offset any unexpected shortfall in revenues. If this occurs, Brocade could incur losses and Brocade’s operating results and gross margins could be below expectations. Additionally, Brocade’s gross margins may be negatively affected by fluctuations in manufacturing volumes, component costs, foreign currency exchange rates, the mix of product configurations sold and the mix of distribution channels through which its products are sold. In addition, if product or related warranty costs associated with Brocade’s products are greater than previously experienced, Brocade’s gross margins may also be adversely affected. Brocade has also announced its plans to increase non-GAAP gross margins for its Ethernet products by a combination of initiatives, including new product introductions with improved gross margins, normalized pricing, inventory management and increased product volumes. If Brocade is not able to successfully execute on one or more of these on-going initiatives, gross margins may be negatively impacted.

The failure to accurately forecast demand for Brocade’s products or the failure to successfully manage the production of Brocade’s products could negatively affect Brocade’s product cost or Brocade’s ability to manufacture and sell Brocade’s products.

Brocade provides product forecasts to its contract manufacturers and places purchase orders with them in advance of the scheduled delivery of products to Brocade’s customers. In preparing sales and demand forecasts, Brocade relies largely on input from its sales force, partners, resellers and end-user customers. Therefore, if Brocade or its partners are unable to accurately forecast demand, or if Brocade fails to effectively communicate with its distribution partners about end-user demand or other time-sensitive information, the sales and demand forecasts may not reflect the most accurate, up-to-date information. If these forecasts are inaccurate, Brocade may be unable to obtain adequate manufacturing capacity from its contract manufacturers to meet customers’ delivery requirements or Brocade may accumulate excess inventories. Furthermore, Brocade may not be able to identify forecast discrepancies until late in its fiscal quarter. Consequently, Brocade may not be able to make timely adjustments to its business model. If Brocade is unable to obtain adequate manufacturing capacity from its contract manufacturers, or if Brocade is unable to make necessary adjustments to Brocade’s business model, revenue may be delayed or even lost to Brocade’s competitors and Brocade’s business and financial results may be harmed. If excess inventories accumulate, Brocade’s gross margins may be negatively impacted by write-downs for excess and/or obsolete inventory. In addition, Brocade may experience higher fixed costs as it expands its contract manufacturer capabilities, which could negatively affect Brocade’s ability to react quickly if demand suddenly decreases.

Brocade’s ability to accurately forecast demand also may become increasingly more difficult as Brocade introduces new products, begins phasing out certain products, or acquires other companies or businesses. Both forecasting demand for products that are nearing end of life or are being replaced by new versions, and decreasing production on the older products and ramp up production on the new products, may be difficult. Brocade may be unable to obtain adequate supply of new product components and/or manufacturing capacity from its contract manufacturers to meet customers’ delivery requirements that may negatively impact revenues. Brocade may also accumulate excess inventories that may negatively impact gross margins due to write-downs for excess and/or obsolete inventory.

In addition, although the purchase orders placed with Brocade’s contract manufacturers are cancelable in certain circumstances, Brocade could be required to purchase certain unused material not returnable, usable by, or sold to other customers if Brocade cancels any of Brocade’s orders. This purchase commitment exposure is particularly high in periods of new product introductions and product transitions. If Brocade is required to purchase unused material from Brocade’s contract manufacturers, Brocade could incur unanticipated expenses, including write-downs for excess and/or obsolete inventory, and Brocade’s business and financial results could be negatively affected. In the past, Brocade has experienced delays in shipments of its Ethernet products from its contract manufacturers and OEMs, which in turn delayed product shipments to its customers. Brocade may in the future experience similar delays or other problems, such as insufficient quantity of product, acquisition by a competitor or loss of business from one or more of its OEMs, any of which could harm Brocade’s business and operating results.

Brocade is subject to, and may in the future be subject to other, intellectual property infringement claims and litigation that are costly to defend and/or settle, and that could result in significant damage and cost awards against Brocade and limit Brocade’s ability to use certain technologies in the future.

Brocade competes in markets that are frequently subject to claims and related litigation regarding patent and other intellectual property (“IP”) rights. From time to time, third parties have asserted patent, copyright, trade secret, and/or other IP-related claims against Brocade and/or employees of Brocade. These claims may be, and have been in the past, made against Brocade’s products and services, subcomponents of its products, methods performed by its products or used in its operations, or uses of its products by its customers, or may concern Brocade’s hiring of a former employee of the third party claimant. Brocade and companies acquired by Brocade, such as Foundry, have in the past incurred, are currently incurring, and will in the future incur, substantial expenses to defend against such third-party claims. For instance, Brocade currently is defending patent-related lawsuits, including lawsuits originally filed against Foundry by Enterasys Networks, Inc. and Chrimar Systems, Inc. Brocade’s suppliers also may be subject to third party IP claims, which could impact their ability to supply Brocade. In addition, Brocade may be subject to indemnification obligations with respect to infringement of third-party IP rights pursuant to Brocade agreements with suppliers, OEM and channel partners or customers. The opposing litigants and other third party asserters of such IP claims may be unreasonable in their demands, or may simply refuse to settle, which could lead to expensive settlement payments, prolonged periods of litigation expenses, additional burden on employees or other resources, distraction from Brocade’s business initiatives and operations and component supply stoppages. In the event of an adverse determination, Brocade could incur substantial monetary liability and be prohibited from utilizing certain IP or technology, hiring certain people, selling, shipping, importing or servicing certain products or incorporating necessary components into Brocade’s products. Suppliers of components or OEM systems to Brocade may be unwilling to, or not be able to, defend or indemnify Brocade against third-party assertions directed at, or based in part on, the components or systems they supply to Brocade, and may be unwilling to take licenses that would assure Brocade’s supply of such components or OEM systems. Suppliers subject to third party IP claims may choose to, or be forced by litigation to, discontinue or alter components or services used by Brocade, with little or no advance notice to Brocade. Customers may perceive such third-party IP claims as risks, and may, as a result, be less willing to do business with Brocade. Such claims or litigation could also negatively impact Brocade’s recruiting efforts or ability to retain its employees. Any of the above scenarios could have a material adverse effect on Brocade’s financial position, results of operations, cash flows, and future business prospects.

Brocade’s intellectual property rights may be infringed or misappropriated by others, and Brocade may not be able to protect or enforce its intellectual property rights.

Brocade’s IP rights may be infringed or misappropriated by others. In some cases, such infringement or misappropriation may be undetectable, or enforcement of Brocade’s rights may be impractical. Brocade has filed, and may in the future file, lawsuits against third parties in an effort to enforce its IP rights. For instance, in the fourth quarter of fiscal year 2010, Brocade filed a patent infringement, copyright infringement, trade secret misappropriation and unfair competition lawsuit against A10 Networks, Inc. and certain individuals. IP litigation is expensive and unpredictable. There can be no assurance that Brocade will prevail in such enforcement efforts, either on the merits, or with respect to particular relief sought, such as damages or an injunction. Further, the opposing party may attempt to prove that the asserted IP rights are invalid or unenforceable, and, if successful, may seek recompense for its attorney fees and costs. Further, the opposing party may counterclaim against Brocade, for example, for infringement of its own patents or other IP rights, or may assert other tort or contract claims, which could lead to further expense and potential exposure for Brocade.

Brocade relies on a combination of patent, copyright, trademark and trade secret laws, physical and operational security and contractual restrictions on disclosure, to protect its intellectual property rights in its proprietary technologies, but none of these methods of protection may be entirely reliable, due to, for instance, employee hiring and turnover, geographic dispersion of employees, technology disclosures with suppliers, customers, and partners, unpredictable events, misappropriation or negligence, operations in various countries that do not have well-established or reliable enforcement institutions or customs, and other aspects of doing business on the scale of Brocade’s operations. Brocade attempts to identify its technological developments for assessment of whether to file patent applications, but there can be no assurance that all patentable technological developments will be captured in patent applications. Further, although Brocade has patent applications pending, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect its technology. Further, physical and operational security can be adversely affected, and associated policies and training rendered ineffective, by employee attitudes, carelessness or disregard for policies, malfeasors or changes in technology, such as the now-near-ubiquitous availability of portable memory devices. In addition, due to less developed IP regimes in certain jurisdictions, Brocade may not be able to protect fully its IP as Brocade expands its operations globally.

Brocade’s balance sheet carries a substantial amount of acquired intangible assets, goodwill and deferred tax assets, and Brocade could be required to record impairment charges for these assets; Any impairment of the carrying value of those assets could adversely affect Brocade’s business and financial results.

Brocade carries a substantial amount of acquired intangible assets, goodwill and deferred tax assets on its balance sheet. The goodwill and acquired intangibles predominately relate to the Ethernet business in connection with Brocade’s acquisition of Foundry in December 2008. Brocade’s determination of fair value of long-lived assets relies on management’s assumptions of future revenues, operating costs, and other relevant factors. In response to changes in industry and market conditions, Brocade may elect to realign its resources strategically and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in, or dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Similarly, if management’s estimates of future operating results change or if there are changes to other assumptions, such as the discount rate applied to future cash flows, the estimate of the fair value of Brocade’s reporting units could change significantly, which could result in goodwill impairment charges. Brocade’s estimates with respect to the useful life or ultimate recoverability of Brocade’s carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. For example, during the three months ended May 2, 2009, Brocade recorded a non-cash $53.3 million impairment charge in connection with the decision to no longer offer Brocade’s suite of Files products. Brocade is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings (see Note 3, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements, and sensitivity analysis performed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Brocade has determined that more-likely-than-not it will realize its deferred tax assets based on positive evidence of its history of profits and projections of future income. Accordingly, the Company only applies a valuation allowance on the deferred tax assets relating to capital loss and investment loss carryforwards. In the event future income by jurisdiction is less than what is currently projected, Brocade may be required to apply a valuation allowance to these deferred tax assets in jurisdictions where realization of such assets are no longer more-likely-than-not (see Note 13, “Income Taxes”, of the Notes to Condensed Consolidated Financial Statements).

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

Although Brocade uses standard parts and components for its products where possible, Brocade’s contract manufacturers currently purchase, on Brocade’s behalf, several key components used in the manufacture of its products from single or limited supplier sources. Brocade’s single source components include, but are not limited to, its application-specific integrated circuits (“ASICs”) and Brocade’s principal limited source components include memory, certain oscillators, microprocessors, certain connectors, certain logic chips, power supplies, programmable logic devices, printed circuit boards, certain optical components, packet processors and switching fabrics. Brocade generally acquires these components through purchase orders and has no long-term commitments regarding supply or pricing with such suppliers. If Brocade is unable to obtain these and other components when required, or if Brocade experiences component defects, Brocade may not be able to deliver Brocade’s products to Brocade’s customers in a timely manner and may be required to repair or retro-fit products previously delivered to customers at significant expense to Brocade. In addition, a challenging economic or industry environment could cause some of these sole source or limited source suppliers to delay or halt production or to go out of business or be acquired by third parties, which could result in a disruption in Brocade’s supply chain. Brocade’s supply chain could also be disrupted in a variety of other circumstances that may impact its suppliers and partners, including adverse results from intellectual property litigation or natural disasters. As a result, Brocade’s business and financial results could be harmed.

In addition, the loss of any of Brocade’s major third-party contract manufacturers, or portions of their capacity, could significantly impact Brocade’s ability to produce its products for an indefinite period of time. Qualifying a new contract manufacturer and commencing volume production is typically a lengthy and expensive process. If Brocade is required to change any of its contract manufacturers or if any of its contract manufacturers experience delays, disruptions, capacity constraints, component parts shortages or quality control problems in its manufacturing operations, shipment of Brocade’s products to Brocade’s customers could be delayed and result in loss of revenues and Brocade’s competitive position and relationship with customers could be harmed.

Undetected software or hardware errors could increase Brocade’s costs, reduce Brocade’s revenues and delay market acceptance of Brocade’s products.

Networking products frequently contain undetected software or hardware errors, or bugs, when first introduced or as new versions are released. Brocade’s products are becoming increasingly complex and particularly, as Brocade continues to expand its product portfolio to include software-centric products, including software licensed from third parties, errors may be found from time to time in Brocade’s products. In addition, through its acquisitions, Brocade has assumed, and may in the future assume, products previously developed by an acquired company that have not been through the same level of product development, testing and quality control processes used by Brocade, and may have known or undetected errors. Some types of errors also may not be detected until the product is installed in a heavy production or user environment. In addition, Brocade’s products are often combined with other products, including software, from other vendors, and these products often need to interface with existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause Brocade to incur significant warranty and repair costs, may divert the attention of engineering personnel from product development efforts, and may cause significant customer relations problems such as reputational problems with customers. Moreover, the occurrence of hardware and software errors, whether caused by another vendor’s storage, data management or Ethernet products or Brocade’s, could delay market acceptance of Brocade’s new products.

If Brocade loses key talent or is unable to hire additional qualified talent, Brocade’s business may be harmed.

Brocade’s success depends, to a significant degree, upon the continued contributions of key management, engineering, sales and other talent, many of whom would be difficult to replace. Brocade is focused on increasing revenue and intends to continue to expand its direct sales force by hiring highly skilled sales talent globally. Brocade believes its future success depends, in large part, upon Brocade’s ability to effectively attract highly skilled sales talent in addition to managerial, engineering and other talent, and on the ability of management to operate effectively, both individually and as a group, in geographically diverse locations. Unfortunately, there is a limited number of qualified talent in each applicable market and competition for such talent has become much more aggressive over the past six months. Other companies in our industry and geographic regions are recruiting from the same limited talent pool which creates further compression on the availability of qualified talent. In particular, Brocade operates in various locations with highly competitive labor markets including Bangalore, India and San Jose, California, as well as certain emerging labor markets, such as the Eastern European and Latin American markets. Brocade may experience difficulty in hiring qualified talent with skills in areas such as sales, ASICs, software, system and test, product management, marketing, service, customer support and key management.

In addition, future declines in Brocade’s stock price will reduce the value of equity awards and may result in additional “underwater” stock options held by its employees. If such a decline in Brocade’s stock price were to occur, Brocade’s ability to incentivize, retain or attract qualified talent could be negatively impacted. Brocade’s ability to retain qualified talent may also be affected by future and recent acquisitions, which may cause uncertainty and loss of key talent. The loss of the services of any of Brocade’s key employees, the inability to attract or retain qualified talent in the future, or delays in hiring required talent, particularly sales and engineering talent, could delay the development and introduction of Brocade’s products or services, and negatively affect Brocade’s ability to sell its products or services.

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

Brocade’s revenues and operating results and financial position may fluctuate in future periods due to a number of factors, which make predicting results of operations difficult and could adversely affect the trading price of Brocade’s stock.

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

Brocade’s quarterly and annual revenues and operating results and financial position may vary significantly in the future due to the factors noted above as well as other factors, including but not limited to, the following:

•

Receipt of a high number of customer orders towards the end of a fiscal quarter will increase reported receivables outstanding as a fraction of reported sales and result in higher days sales outstanding;

•	Disruptions, or a continued decline, in general economic conditions, particularly in the information technology industry and U.S. federal government budget cycles;

•	Announcements of pending or completed acquisitions or other strategic transactions by Brocade, its competitors or its partners;

•	Announcements, introductions and transitions of new products by Brocade, its competitors or its partners;

•	The timing of customer orders, product qualifications and product introductions of Brocade’s partners;

•	Long and complex sales cycles;

•	Internal supply and inventory management objectives of Brocade’s OEM partners and other customers;

•	Brocade’s ability to timely produce products that comply with new environmental restrictions or related requirements of its customers;

•	Brocade’s ability to obtain sufficient supplies of sole- or limited-sourced components, including ASICs, microprocessors, certain connectors, certain logic chips and programmable logic devices;

•	Availability of supply or increases in prices of components used in the manufacture of Brocade’s products;

•	Variations in the mix of Brocade’s products sold and the mix of distribution channels and geographies through which they are sold;

•	Pending or threatened litigation, including any settlements or judgments related to such litigation;

•	Stock-based compensation expense that is affected by Brocade’s stock price;

•	Examinations by government tax authorities that may have unfavorable outcomes and subject Brocade to additional tax liabilities;

•	New legislation and regulatory developments, including increases to tax rates or changes to treatment of an income or expense item; and

•	Other risk factors detailed in this section.

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

A significant portion of Brocade’s sales occur in international jurisdictions. In addition, Brocade’s contract manufacturers have significant operations in China. Brocade plans to continue to expand its international operations and sales activities. Brocade’s international sales of its Ethernet networking products have primarily depended on its resellers, including Computacenter AG & Co. OHG in Europe, Stark Technology Inc. in Taiwan, Net One Systems in Japan and Samsung Corporation in Korea. The failure by international resellers to sell Brocade’s products could limit its ability to sustain and grow revenue. Maintenance or expansion of international operations involves inherent risks that Brocade may not be able to control, including:

•	Exposure to economic instability or fluctuations in international markets;

•	Reduced or limited protection of intellectual property rights, particularly in jurisdictions that have less developed intellectual property regimes such as China and India;

•	Managing research and development teams in geographically diverse locations, including teams divided between the United States and India;

•	Significant wage inflation in certain growing economies such as India;

•	Increased exposure to foreign currency exchange rate fluctuations, including the appreciation of foreign currencies such as the Chinese yuan or European Union’s euro;

•	Communicating effectively across multiple geographies, cultures and languages;

•	Recruiting sales and technical support personnel with the skills to design, manufacture, sell and support Brocade’s products in international markets;

•	Complying with governmental regulation of encryption technology and regulation of imports and exports, including obtaining required import or export approval for its products;

•	Increased complexity and costs of managing international operations;

•	Commercial laws and business practices that favor local competition;

•	Multiple, potentially conflicting, and changing governmental laws, regulations and practices, including differing export, import, tax, labor, anti-bribery and employment laws;

•	Longer sales cycles and manufacturing lead times;

•	Increased complexity and cost of providing customer support and maintenance for international customers;

•	Difficulties in collecting accounts receivable; and

•	Increased complexity of logistics and distribution arrangements.

Failure to manage expansion effectively could seriously harm Brocade’s business, financial condition and prospects. In addition, international political instability may halt or hinder Brocade’s ability to do business and may increase Brocade’s costs. Various events, including the occurrence or threat of terrorist attacks, increased national security measures in the United States and other countries, and military action and armed conflicts, may suddenly increase international tensions. Such events may have an adverse effect on the world economy and could adversely affect Brocade’s business operations or the operations of Brocade’s OEM partners, end-user customers and channels, contract manufacturers and suppliers.

To date, no material amount of Brocade’s international revenues and cost of revenues have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make Brocade’s products more expensive and, thus, not competitively priced in foreign markets. Additionally, a decrease in the value of the U.S. dollar relative to foreign currencies could increase Brocade’s product and operating costs in foreign locations (e.g., appreciation of the European Union’s euro and Chinese yuan). In the future, a larger portion of Brocade’s international revenues may be denominated in foreign currencies, which will subject Brocade to additional risks associated with fluctuations in those foreign currencies. In addition, Brocade may be unable to successfully hedge against any such fluctuations.

Brocade may not realize the anticipated benefits of past or future acquisitions and strategic investments, and integration of acquired companies or technologies may negatively impact Brocade’s business.

Brocade has in the past acquired, or made strategic investments in, other companies, products or technologies, and Brocade expects to make additional acquisitions and strategic investments in the future. One recent example was Brocade’s acquisition of Foundry in December 2008. Brocade may not realize the anticipated benefits of any of its acquisitions or strategic investments, which involve numerous risks, including:

•	Difficulties in successfully integrating the acquired businesses;

•	Inability to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company;

•

Customer uncertainty that may cause delays or cancellations of customer purchases, as well as revenue attrition in excess of anticipated levels if existing customers alter or reduce their historical buying patterns;

•	Unanticipated costs, litigation and other contingent liabilities;

•	Diversion of management’s attention from Brocade’s daily operations and business;

•	Adverse effects on existing business relationships with suppliers and customers;

•	Risks associated with entering into markets in which Brocade has limited or no prior experience, including potentially less visibility into demand;

•	Inability to attract and retain key employees;

•	Inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	Inability to successfully develop new products and services on a timely basis that address the market opportunities of the combined company;

•	Inability to compete effectively against companies already serving the broader market opportunities expected to be available to the combined company;

•	Inability to qualify the combined company’s products with OEM partners on a timely basis, or at all;

•	Inability to successfully integrate and harmonize financial reporting and information technology systems;

•	Failure to successfully manage additional remote locations, including the additional infrastructure and resources necessary to support and integrate such locations;

•	Assumption or incurrence of debt and contingent liabilities and related obligations to service such liabilities and Brocade’s ability to satisfy financial and other negative operating covenants;

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

•

Incurrence of acquisition and integration related costs, accounting charges, or amortization costs for acquired intangible assets, that could negatively impact Brocade’s operating results and financial condition; and

•

Potential write-down of goodwill, acquired intangible assets and/or deferred tax assets, which are subject to impairment testing on an annual basis, and could significantly impact Brocade’s operating results.

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

Brocade is subject to changing rules and regulations of federal and state government as well as the stock exchange on which Brocade’s common stock is listed. These entities, including the Public Company Accounting Oversight Board, the FASB, the SEC, the IRS and NASDAQ, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. In addition, the Department of Treasury, the SEC and various Congressional representatives have recently proposed additional rules and regulations that may go into effect in the near future. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act was enacted. The Act included significant corporate governance and executive compensation-related provisions and also required the SEC to adopt additional rules and regulations in areas such as “say on pay” and proxy access. Brocade is also subject to various rules and regulations of certain foreign jurisdictions, including applicable tax regulations. Brocade’s efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. Similarly, any change in the tax law in the jurisdictions in which Brocade does business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in Brocade’s tax expense. For example, in the 2011 and 2012 budget proposals, the President of the United States and the U.S. Treasury Department have proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. Other legislation has not yet been proposed or enacted, but it is possible that these or other changes in the federal or state tax laws could increase Brocade’s U.S. income tax liability in the future.

Brocade is subject to periodic audits or other reviews by such governmental agencies. For example, Brocade is under examination by the IRS for its domestic federal income tax return for the fiscal years 2004 through 2008. In addition, Foundry’s California income tax returns for calendar years 2006 and 2007 are currently being examined by the California Franchise Tax Board. All these examination cycles remain open as of January 29, 2011. Brocade resolved its California income tax audit for the years ended October 25, 2003 and October 30, 2004. To the extent carryforwards from these years are used in the future, the California Franchise Tax Board has the right to audit the carryforward amounts. The SEC also periodically reviews Brocade’s public company filings. Any such examination or review frequently requires management’s time and diversion of internal resources and, in the event of an unfavorable outcome, may result in additional liabilities or adjustments to Brocade’s historical financial results.

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

Many of Brocade’s products are designed to include software or other IP licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products, Brocade believes that, based upon past experience and standard industry practice, such licenses generally can be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses will be available on acceptable terms, if at all. Brocade’s inability to obtain certain licenses or other rights on favorable terms could have an adverse effect on Brocade’s business, operating results and financial condition, including its ability to continue to distribute or support effected products. In addition, if Brocade fails to carefully manage the use of “open source” software in Brocade’s products, Brocade may be required to license key portions of Brocade’s products on a royalty-free basis or expose key parts of source code, or to commence costly product redesigns, which could result in product performance degradation or delay in shipping products to customers.

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

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)

3.2	Certificates of Correction and Corrected Amended and Restated Certificate of Incorporation effective as of June 1, 2009 (incorporated by reference to Exhibit 3.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended May 2, 2009)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation effective as of April 13, 2010 (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on April 13, 2010)

3.4	Amended and Restated Bylaws of the Registrant effective as of April 13, 2010 (incorporated by reference to Exhibit 3.2 from Brocade’s Form 8-K filed on April 13, 2010)

3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

3.6	Certificate of Elimination of Series A Participating Preferred Stock of Brocade (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 16, 2007)

4.1	Form of Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

4.2	Indenture, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, governing the 2018 Notes (incorporated by reference to Exhibit 4.1 from Brocade’s Form 8-K filed on January 26, 2010)

4.3	Indenture, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, governing the 2020 Notes (incorporated by reference to Exhibit 4.2 from Brocade’s Form 8-K filed on January 26, 2010)

10.1*/**	Senior Leadership Plan (formerly Executive Leadership Plan), as amended as of December 2, 2010

10.2*/**	Special Ethernet Bonus Program, as approved on December 2, 2010

31.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management compensatory plan, contract or arrangement
**	Filed herewith
***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brocade Communications Systems, Inc.

Date: March 2, 2011	By:	/s/ Richard Deranleau
Richard Deranleau
Chief Financial Officer