Form 10-Q
period 2011-04-30
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2011-06-03
CIK 1009626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of May 27, 2011 was 479,420,982 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED April 30, 2011

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
	(In thousands, except per share amounts)
Net revenues
Product	$459,028	$409,885	$916,318	$858,970
Service	90,869	91,098	179,596	181,505

Total net revenues	549,897	500,983	1,095,914	1,040,475
Cost of revenues (1)
Product (1)	171,075	161,042	348,691	326,819
Service (1)	48,680	44,451	95,937	89,028

Total cost of revenues	219,755	205,493	444,628	415,847

Gross margin
Product	287,953	248,843	567,627	532,151
Service	42,189	46,647	83,659	92,477

Total gross margin	330,142	295,490	651,286	624,628
Operating expenses:
Research and development	91,941	89,351	183,349	179,433
Sales and marketing (1)	156,979	132,019	309,646	254,079
General and administrative	18,469	15,941	36,559	32,180
Legal fees associated with indemnification obligations and other related costs, net	—	277	124	578
Amortization of intangible assets	15,023	16,190	31,213	33,242
Acquisition and integration costs	—	—	—	204

Total operating expenses	282,412	253,778	560,891	499,716

Income from operations	47,730	41,712	90,395	124,912
Interest and other income (loss), net	27	(903)	376	(831)
Interest expense	(20,745)	(19,522)	(42,291)	(41,595)
Gain (loss) on sale of investments and property, net	(11)	253	(17)	(8,575)

Income before income tax provision (benefit)	27,001	21,540	48,463	73,911
Income tax provision (benefit)	(612)	(840)	(6,329)	436

Net income	$27,613	$22,380	$54,792	$73,475

Net income per share — basic	$0.06	$0.05	$0.12	$0.17

Net income per share — diluted	$0.06	$0.05	$0.11	$0.15

Shares used in per share calculation — basic	473,209	442,816	469,158	440,948

Shares used in per share calculation — diluted	501,511	479,166	496,338	481,714

(1)	The three and six months ended May 1, 2010 is as adjusted due to the reclassification of system engineer costs from cost of revenues to sales and marketing expenses. See Note 1, “Basis of Presentation and Reclassification,” of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2011	October 30, 2010
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$463,562	$333,984
Short-term investments	2,027	1,998

Total cash, cash equivalents and short-term investments	465,589	335,982
Accounts receivable, net of allowances of $8,735 and $6,721 at April 30, 2011 and October 30, 2010, respectively	302,784	329,564
Inventories	93,163	76,808
Deferred tax assets	67,145	67,080
Prepaid expenses and other current assets	68,390	65,017

Total current assets	997,071	874,451
Property and equipment, net	539,300	539,117
Goodwill	1,638,931	1,644,950
Intangible assets, net	283,854	344,000
Non-current deferred tax assets	222,994	203,454
Other assets	47,787	48,203

Total assets	$3,729,937	$3,654,175

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$138,530	$147,130
Accrued employee compensation	117,480	91,688
Deferred revenue	205,187	185,623
Current liabilities associated with facilities lease losses	4,566	5,992
Current portion of capital lease obligations	1,813	1,761
Current portion of term loan	34,542	28,779
Other accrued liabilities	101,357	108,310

Total current liabilities	603,475	569,283
Non-current capital lease obligations, net of current portion	5,862	6,782
Term loan, net of current portion	197,767	297,118
Senior Secured Notes	595,584	595,373
Non-current liabilities associated with facilities lease losses	2,557	3,984
Non-current deferred revenue	66,848	65,242
Non-current income tax liability	64,377	61,421
Other non-current liabilities	9,165	8,671

Total liabilities	1,545,635	1,607,874

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 476,745 and 461,291 shares at April 30, 2011 and October 30, 2010, respectively	477	461
Additional paid-in capital	2,130,417	2,047,563
Accumulated other comprehensive loss	(2,488)	(2,827)
Retained earnings	55,896	1,104

Total stockholders’ equity	2,184,302	2,046,301

Total liabilities and stockholders’ equity	$3,729,937	$3,654,175

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	April 30, 2011	May 1, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$54,792	$73,475
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits or detriments from stock-based compensation	877	(63)
Depreciation and amortization	104,233	97,613
Loss on disposal of property and equipment	1,910	9,459
Amortization of debt issuance costs and original issue discount	9,195	11,784
Net gains on investments	(10)	(217)
Provision for doubtful accounts receivable and sales allowances	5,071	5,867
Non-cash compensation expense	42,436	51,668
Capitalization of interest cost	—	(7,035)
Changes in assets and liabilities:
Restricted cash	—	12,502
Accounts receivable	22,236	(5,588)
Inventories	(17,664)	(4,668)
Prepaid expenses and other assets	(6,907)	10,557
Deferred tax assets	(30)	—
Accounts payable	(10,253)	(68,644)
Accrued employee compensation	19,715	(48,480)
Deferred revenue	21,169	11,274
Other accrued liabilities	(11,976)	(7,199)
Liabilities associated with facilities lease losses	(2,853)	(5,476)

Net cash provided by operating activities	231,941	136,829

Cash flows from investing activities:
Purchases of short-term investments	(38)	(24)
Proceeds from maturities and sale of short-term investments	20	1,788
Proceeds from sale of property	—	30,185
Purchases of property and equipment	(50,575)	(109,387)

Net cash used in investing activities	(50,593)	(77,438)

Cash flows from financing activities:
Payment of debt issuance fees related to the Senior Secured Notes	—	(3,002)
Payment of principal related to the revolving credit facility	—	(14,050)
Payment of principal related to the convertible subordinated debt	—	(172,500)
Payment of principal related to the term loan	(98,640)	(522,244)
Common stock repurchases	—	(20,003)
Payment of principal related to capital leases	(868)	—
Proceeds from Senior Secured Notes	—	587,968
Proceeds from issuance of common stock, net	47,388	39,819
Excess tax benefits or detriments from stock-based compensation	(877)	63

Net cash used in financing activities	(52,997)	(103,949)

Effect of exchange rate fluctuations on cash and cash equivalents	1,227	(2,402)

Net increase (decrease) in cash and cash equivalents	129,578	(46,960)
Cash and cash equivalents, beginning of period	333,984	334,193

Cash and cash equivalents, end of period	$463,562	$287,233

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Reclassification

Brocade Communications Systems, Inc. (“Brocade” or the “Company”) has prepared the accompanying Condensed Consolidated Financial Statements as of April 30, 2011 and for the three and six months ended April 30, 2011 and May 1, 2010, without audit, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 30, 2010 Condensed Consolidated Balance Sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2010.

In the opinion of management, all adjustments (which include only normal recurring adjustments, except as otherwise indicated) necessary to present a fair statement of financial position as of April 30, 2011, results of operations for the three and six months ended April 30, 2011 and May 1, 2010, and cash flows for the six months ended April 30, 2011 and May 1, 2010 have been made. The results of operations for the three and six months ended April 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Reclassification

During fiscal year 2010, we reviewed our cost classification, primarily related to our system engineer (“SE”) costs that were previously classified within cost of revenues. The SE’s primary role has migrated over time from assisting with customer support to primarily performing pre-sales activity to generate future business, which was enabled by the growth of our support organization, such that in 2010 the majority of the SE’s time was spent on pre-sales activity. As a result of this change, we have reclassified the SE costs within our Consolidated Statements of Operations starting in fiscal year 2010. These costs are now presented within sales and marketing expenses, as opposed to cost of revenues. The three and six months ended May 1, 2010 reflect the reclassification of $32.2 million and $63.9 million, respectively, of SE costs from cost of revenues to sales and marketing expenses. These reclassifications did not impact revenues, income from operations, net income, or earnings per share for 2010.

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies for the six months ended April 30, 2011 as compared to those disclosed in Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2010.

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

A majority of the Company’s accounts receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of April 30, 2011, three customers accounted for 17%, 14% and 11%, respectively, of total accounts receivable. As of October 30, 2010, three customers accounted for 17%, 14% and 10%, respectively, of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances, and other allowances.

For the three months ended April 30, 2011, four customers each represented 10% or more of the Company’s total net revenues for a combined total of 53% of total net revenues. For the three months ended May 1, 2010, three customers each represented 10% or more of the Company’s total net revenues for a combined total of 44% of total net revenues.

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

3. Goodwill and Intangible Assets

The following table summarizes goodwill activity by reportable segment during the six months ended April 30, 2011 (in thousands):

	Data Storage	Ethernet Products	Global Services	Total
Balance at October 30, 2010
Goodwill	$176,989	$1,356,704	$157,089	$1,690,782
Accumulated impairment losses	—	(45,832)	—	(45,832)

	176,989	1,310,872	157,089	1,644,950
Tax and other adjustments during the six months ended April 30, 2011 (1)	(4)	(6,015)	—	(6,019)

Balance at April 30, 2011
Goodwill	$176,985	$1,350,689	$157,089	$1,684,763
Accumulated impairment losses	—	(45,832)	—	(45,832)

	$176,985	$1,304,857	$157,089	$1,638,931

(1)	The goodwill adjustment of $6.0 million was primarily a result of the tax benefit from the exercise of stock awards of acquired companies.

The Company conducts its goodwill impairment test annually, as of the first day of the second fiscal quarter, or whenever events or changes in facts and circumstances indicate that the fair value of the reporting unit may be less than its carrying amount. For the annual goodwill impairment test, the Company uses the income approach, the market approach, or a combination thereof, to determine each reporting unit’s fair value. The income approach provides an estimate of fair value based on discounted expected future cash flows (“DCF”). The market approach provides an estimate of fair value using various prices or market multiples applied to the reporting unit’s operating results and then applying an appropriate control premium. During the fiscal year 2011 annual goodwill impairment test under the first step, the Company used a combination of approaches to estimate each reporting unit’s fair value. The Company believed that at the time of impairment testing performed in second fiscal quarter of 2011, the income approach and the market approach were equally representative of a reporting unit’s fair value.

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

The Company’s estimates of revenues and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our regular long-range planning process. The control premium used in market or combined approaches is determined by considering control premiums offered as part of the acquisitions that have occurred in the reporting units’ comparable market segments. Based on goodwill impairment analysis results during the second fiscal quarter of 2011, the Company determined that no impairment needed to be recorded.

Intangible assets other than goodwill are amortized on a straight-line basis over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The following tables present details of the Company’s intangible assets (in thousands, except for weighted-average remaining useful life):

April 30, 2011	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$13,941	$11,304	$2,637	8.75
Core/developed technology	338,158	217,852	120,306	2.30
Customer relationships	364,981	204,070	160,911	2.78

Total intangible assets	$717,080	$433,226	$283,854	2.64

October 30, 2010	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)

Trade name	$13,941	$11,150	$2,791	9.24
Core/developed technology	338,158	189,643	148,515	2.75
Customer relationships	364,981	172,287	192,694	3.23

Total intangible assets	$717,080	$373,080	$344,000	3.07

The following table presents the amortization of intangible assets included on the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Cost of revenues	$14,466	$14,467	$28,933	$32,317
Operating expenses	15,023	16,190	31,213	33,242

Total	$29,489	$30,657	$60,146	$65,559

The following table presents the estimated future amortization of intangible assets as of April 30, 2011 (in thousands):

Fiscal Year	Estimated Future Amortization
2011 (remaining six months)	$59,624
2012	107,062
2013	94,057
2014	16,816
2015	1,449
Thereafter	4,846

Total	$283,854

4. Balance Sheet Details

The following table provides details of selected balance sheet items (in thousands):

	April 30, 2011	October 30, 2010
Accounts Receivable:
Accounts receivable	$311,519	$336,285
Allowance for doubtful accounts	(1,752)	(1,838)
Sales allowances	(6,983)	(4,883)

Total	$302,784	$329,564

Inventories:
Raw materials	$29,198	$19,384
Finished goods	63,965	57,424

Total	$93,163	$76,808

Property and equipment, net: (1)
Computer equipment and software	$51,024	$47,949
Engineering and other equipment	331,554	296,383
Furniture and fixtures (2)	27,801	28,283
Leasehold improvements	22,425	20,908
Land and building (3)	384,746	381,480

Subtotal	817,550	775,003
Less: Accumulated depreciation and amortization	(278,250)	(235,886)

Total	$539,300	$539,117

Other accrued liabilities:
Income taxes payable	$13,481	$10,400
Accrued warranty	7,873	5,980
Inventory purchase commitments	2,448	4,930
Accrued sales programs	18,077	26,806
Accrued expenses	35,150	53,616
Others	24,328	6,578

Total	$101,357	$108,310

(1)	The following table presents the depreciation and amortization of property and equipment included on the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Depreciation expense	$22,222	$15,943	$44,087	$32,054

(2)	Effective May 1, 2010, the Company prospectively changed the estimated useful life of its furniture from 4 years to 7 years for furniture placed in service on or after that date. The Company will continue to use the straight-line method to depreciate furniture. The change in useful life was adopted because the life of the new furniture is estimated to be longer than previously purchased furniture. The impact to the Company’s results of operations during the three and six months ended April 30, 2011 was not material. There was no impact to the Company’s results of operations during the three and six months ended May 1, 2010. Furniture placed in service prior to May 1, 2010 will continue to be depreciated over 4 years using the straight-line method and have a net book value of $2.5 million as of April 30, 2011. In addition, furniture and fixtures include the following amounts under leases as of April 30, 2011 and October 30, 2010:

	April 30, 2011	October 30, 2010
Cost	$10,613	$10,632
Accumulated depreciation	(1,373)	(615)

Total	$9,240	$10,017

(3)	In connection with the purchase of property located in San Jose, California, the Company engaged a third party as development manager to manage the development and construction of improvements on the property for our new company campus. Included in “Land and building” as of April 30, 2011 and October 30, 2010 is $8.0 million that the Company has agreed to pay the developer on May 22, 2011 or earlier. Brocade also obtained a four-year option, exercisable at its sole discretion through May 22, 2012, to purchase a fourth unimproved approximate four acre parcel for a fixed price of approximately $26.0 million. Construction of our new company campus was completed in the third quarter of fiscal year 2010.

Trade Receivables Factoring Facility

During April 2010, the Company entered into a trade receivables factoring facility with a financial institution to sell certain of its trade receivables from customers with limited, non-credit related, recourse provisions. The sale of receivables eliminates the credit exposure of the Company in relation to these receivables. The Company pays facility administration fees to the financial institution on a quarterly basis. Under the terms of the factoring agreement, the maximum available amount of the factoring facility outstanding at any one time is $50.0 million, which is subject to change based on the financial institution’s approval. During the three and six months ended April 30, 2011, $20.7 million and $29.9 million, respectively, of trade receivables were sold under the terms of the factoring facility. During the three and six months ended May 1, 2010, $19.5 million of trade receivables were sold under the terms of the factoring facility. Sales of trade receivables are recorded as a reduction of trade accounts receivable. The discounts on the sale of receivables for the three and six months ended April 30, 2011 and the three and six months ended May 1, 2010 were immaterial and are included in “Interest and other income (loss), net” on the Condensed Consolidated Statements of Income. Facility administration fees for the three and six months ended April 30, 2011 and the three and six months ended May 1, 2010 were immaterial and are included in “General and administrative expenses” on the Condensed Consolidated Statements of Income.

5. Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
April 30, 2011
Corporate bonds	$2,027	$—	$—	$2,027

October 30, 2010
Corporate bonds	$1,998	$—	$—	$1,998

As of April 30, 2011 and October 30, 2010, the Company had no unrealized holding gains/losses on investments. Net unrealized holding gains or losses on investments, if any, are included in accumulated other comprehensive loss in the accompanying Condensed Consolidated Balance Sheets.

6. Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability. The Company applies fair value measurements for both financial and nonfinancial assets and liabilities. The Company has no nonfinancial assets and liabilities that are required to be measured at fair value on a recurring basis as of April 30, 2011.

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

Assets and liabilities measured at fair value on a recurring basis as of April 30, 2011 were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of April 30, 2011	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$145,668	$145,668	$—	$—
Corporate bonds	2,027	—	2,027	—
Derivative assets	6,971	—	6,971	—

Total assets measured at fair value	$154,666	$145,668	$8,998	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Assets and liabilities measured at fair value on a recurring basis as of October 30, 2010 were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of October 30, 2010	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$92,981	$92,981	$—	$—
Corporate bonds	1,998	—	1,998	—
Derivative assets	$6,450	$—	$6,450	$—

Total assets measured at fair value	$101,429	$92,981	$8,448	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

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

7. Liabilities Associated with Facilities Lease Losses

The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary. The following table summarizes the activity related to the facilities lease loss reserve, net of expected sublease income (in thousands):

Lease Loss Reserve
Reserve balance at October 30, 2010	$9,976
Cash payments on facilities leases	(2,853)

Reserve balance at April 30, 2011	$7,123

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

As of April 30, 2011, the liability associated with the 2018 Notes of $298.0 million, net of the debt discount of $2.0 million, and the liability associated with the 2020 Notes of $297.6 million, net of the debt discount of $2.4 million, are together reported as “Senior Secured Notes” on the Condensed Consolidated Balance Sheets. As of October 30, 2010, the liability associated with the 2018 Notes of $297.9 million, net of the debt discount of $2.1 million, and the liability associated with the 2020 Notes of $297.5 million, net of the debt discount of $2.5 million, are together reported as “Senior Secured Notes” on the Condensed Consolidated Balance Sheets.

Debt issuance costs totaling $11.0 million associated with the Senior Secured Notes are classified entirely as long-term and have been capitalized as deferred financing costs, with $1.2 million and $0.7 million amortized as of April 30, 2011 and October 30, 2010, respectively. As of April 30, 2011 and October 30, 2010, deferred financing costs were $9.8 million and $10.3 million, respectively, and are reported within “Other assets” on the Condensed Consolidated Balance Sheets. The deferred financing costs of the 2018 Notes and the 2020 Notes are being amortized using the effective interest method over the eight-year and ten-year term of the debt, respectively. No payments were made towards the principal of the Senior Secured Notes during the six months ended April 30, 2011.

As of April 30, 2011 and October 30, 2010, the fair value of the company’s Senior Secured Notes was approximately $645.8 million and $645.4 million, respectively, estimated based on broker trading prices.

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

These covenants are subject to a number of other limitations and exceptions set forth in the Indentures. The Company was in compliance with all applicable covenants as of April 30, 2011 and October 30, 2010.

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

In connection with the issuance of the Senior Secured Notes, the Company and the Subsidiary Guarantors also entered into registration rights agreements with the initial purchasers relating to each series of the Senior Secured Notes. On June 18, 2010, the Company and the Subsidiary Guarantors filed a registration statement on Form S-4 with respect to each series of the Senior Secured

Notes relating to an offer to exchange the applicable series of notes for an issue of SEC-registered notes, with terms identical to the applicable series of the Senior Secured Notes (except that the Exchange Notes will not be subject to restrictions on transfer or to any increase in annual interest rate). The registration statement was declared effective by the SEC on August 24, 2010, and both exchange offers were consummated on October 1, 2010. On May 20, 2011, a post-effective amendment to the registration statement was filed to remove from registration $0.5 million of the 2018 Notes that were not issued during the exchange offer.

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

The net proceeds of the term loan facility were used to finance a portion of the Company’s acquisition of Foundry Networks, Inc. (“Foundry”). In addition to the term loan facility, during the year ended October 31, 2009, the Company drew $14.1 million from the $125.0 million revolving credit facility to finance a small portion of the merger. The Company may draw additional proceeds from the revolving credit facility in the future for ongoing working capital and other general corporate purposes. The term loan facility and revolving credit facility are referred to together as the “Senior Secured Credit Facility.” On April 30, 2010, the Company fully paid off the principal of the revolving credit facility for an approximate total amount of $14.1 million.

Loans under the Senior Secured Credit Facility bear interest, at the Company’s option, at a rate equal to either the London Interbank Offered Rate (“LIBOR”) rate, plus an applicable margin equal to 4.0% per annum or the prime lending rate, plus an applicable margin equal to 3.0% per annum. The applicable margin with respect to revolving loans is subject to adjustment based on the Company’s consolidated senior secured leverage ratio, as defined in the credit agreement. The LIBOR rate floor is 3.0% per annum and the prime lending rate floor is 4.0% per annum, in each case, for the life of the Senior Secured Credit Facility. For the six months ended April 30, 2011, the weighted-average interest rate on the term loan was 7.0%.

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

Debt issuance costs totaling $31.6 million associated with financing the acquisition have been capitalized as deferred financing costs, with $17.7 million and $14.3 million amortized as of April 30, 2011 and October 30, 2010, respectively. As of April 30, 2011 and October 30, 2010, deferred financing costs were $13.9 million and $17.3 million, respectively, and are reported within “Other assets” on the Condensed Consolidated Balance Sheets. The deferred financing costs are being amortized using the effective interest method over the five-year term of the debt. During the six months ended April 30, 2011, the Company paid $98.6 million towards the principal of the term loan, $80.0 million of which were voluntary prepayments. As of April 30, 2011 and October 30, 2010, the approximate fair value of the Company’s Senior Secured Credit Facility was $254.2 million and $354.5 million, respectively, estimated based on broker trading prices.

The obligations of the Company and its subsidiary guarantors under the Senior Secured Credit Facility and the related guarantees there under are secured, subject to customary permitted liens and other agreed upon exceptions, by (i) a first priority pledge of all of the equity interests of each of the Company’s direct and indirect subsidiaries and (ii) a perfected first priority interest in and mortgages on all tangible and intangible assets of the Company and each subsidiary guarantor, except, in the case of a foreign subsidiary, to the extent such pledge would be prohibited by applicable law or would result in materially adverse tax consequences (limited, in the case of a first-tier foreign subsidiary, to 65% of the voting stock and 100% of the non-voting stock of such first-tier foreign subsidiary). In addition, the term loan has not been registered with the SEC as of April 30, 2011.

The credit agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, capital expenditures, prepayment of other indebtedness, redemption or repurchase of subordinated indebtedness, share repurchases, dividends and other distributions. The credit agreement contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a maximum consolidated senior secured leverage ratio, each as defined in the credit agreement and described further below. The credit agreement also includes customary events of default, including cross-defaults on the Company’s material indebtedness and change of control. The Company was in compliance with all applicable covenants as of April 30, 2011 and October 30, 2010.

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

Convertible Subordinated Debt

The 2.25% Notes originally issued by McDATA paid a fixed rate of interest semiannually. The Company capitalized a portion of the interest associated with this debt during the six months ended May 1, 2010. In addition, the effective interest rate for the 2.25% Notes was 8.63% for fiscal year 2010 for the period through February 15, 2010 when the convertible subordinated debt was due. On February 16, 2010, the Company fully paid off the principal of the 2.25% Notes for a total amount of $172.5 million. The amount of interest cost recognized relating to both the contractual interest coupon and amortization of the discount on the liability component of the 2.25% Notes was as follows:

	Three Months Ended		Six Months Ended
In thousands	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Interest expense	$—	$652	$—	$4,305

9. Commitments and Contingencies

Product Warranties

The Company’s accrued liability for estimated future warranty costs is included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the six months ended April 30, 2011 and May 1, 2010 (in thousands):

	Accrued Warranty
	Six Months Ended
	April 30, 2011	May 1, 2010
Beginning balance	$5,980	$5,808
Liabilities accrued for warranties issued during the period	3,502	1,425
Warranty claims paid and used during the period	(618)	(821)
Changes in liability for pre-existing warranties during the period	(991)	(1,176)

Ending balance	$7,873	$5,236

In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of April 30, 2011, there have been no known material events or circumstances that have resulted in a customer contract-related indemnification liability to the Company.

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

As of April 30, 2011, the Company’s aggregate commitment to the CMs for inventory components used in the manufacture of Brocade products was $246.9 million, which the Company expects to utilize during future normal ongoing operations, net of a purchase commitments reserve of $2.4 million. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal ongoing operations within the next twelve months.

Income Taxes

The Company is subject to several ongoing income tax audits. For additional discussion, see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements. The Company believes it has adequate reserves for all open tax years.

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

The parties have reached a global settlement of the coordinated litigation, under which the insurers will pay the full amount of settlement share allocated to the Brocade Entities, and the Brocade Entities will bear no financial liability. In 2009, the Court granted final approval of the settlement and certain filed appeals. A number of those appeals have now been dismissed. In May 2011, the Second Circuit issued an order remanding the remaining appeals to the district court for determination of certain matters.

Intellectual Property Litigation

On June 21, 2005, Enterasys Networks, Inc. (“Enterasys”) filed a lawsuit against Foundry (and Extreme Networks, Inc.) in the United States District Court for the District of Massachusetts alleging that certain of Foundry’s products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. On August 28, 2007, the Court granted Foundry’s motion to stay the case based on petitions that Foundry had filed with the United States Patent and Trademark Office (“USPTO”) in 2007 for reexamination of five of the six Enterasys patents. Two of the patents received final rejections during their respective reexaminations, in which the USPTO held that the claims were invalid. Enterasys filed appeals of those rejections with the USPTO’s Board of Patent Appeals and Interferences in 2009. The Board partially affirmed and partially reversed one of those rejections on January 24, 2011, and Enterasys did not appeal further, which ended the proceedings on those two patents. The USPTO has issued reexamination certificates for two of the remaining three patents undergoing reexamination indicating that the patents were valid over the references that Foundry had submitted. On March 7, 2011, the USPTO issued a Notice of Intent to Issue a Re-examination Certificate upholding the validity of the third patent. Meanwhile, on May 21, 2010, the Court lifted the stay of the litigation, and Enterasys subsequently dropped from the litigation the two patents it appealed at the USPTO. Accordingly, four patents remain at issue in the litigation. No trial date has been set.

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

On August 4, 2010, Brocade and Foundry Networks LLC (“Plaintiffs”) filed a lawsuit against A10 Networks, Inc. (“A10”), A10’s founder and other individuals in the United States District Court for the Northern District of California. On October 29, 2010, Plaintiffs filed an amended complaint. In the amended complaint, Brocade alleged that A10 and the individual defendants have misappropriated Plaintiff’s trade secrets, infringed copyrighted works, interfered with existing contracts between the Plaintiffs and their employees, breached contracts, breached their fiduciary duties and duties of loyalty, and that certain of A10’s products infringe ten of Brocade’s patents. Brocade is seeking injunctive relief, as well as monetary damages. On May 16, 2011, A10 filed an answer and counterclaim alleging that certain of Brocade’s products infringe a patent recently acquired by A10 and seeking injunctive relief as well as unspecified damages. Trial is scheduled for July 17, 2012.

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

The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis. Except as may be noted above, the Company has not recorded any such material liabilities as of April 30, 2011 other than with respect to one litigation matter relating to a commercial contract dispute.

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

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue, expense and capital purchasing activities is transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to its operations for the six months ended April 30, 2011 were the Chinese yuan, the euro, the Japanese yen, the British pound, the Singapore dollar and the Swiss franc. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. The Company has established a foreign currency risk management program to protect against fluctuations in the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not always entirely eliminate, the impact of foreign currency exchange rate movements. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. Prior to fiscal year 2011, these gains or losses were included in “Interest and other income (loss), net” on the condensed consolidated statements of income. Beginning in the first fiscal quarter of 2011, these gains or losses are now presented within “Cost of revenues” and “Operating expenses,” to match the underlying exposure to the related hedge results. Prior period amounts are not material and have not been reclassified. Net gains (losses) relating to the effective portion of foreign currency derivatives recorded in the condensed consolidated statements of income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Cost of revenues	$186	$—	$286	$—
Research and development	186	—	186	—
Sales and marketing	1,354	—	1,923	—
General and Administrative	130	—	130	—
Interest and other income (loss), net	—	(1,040)	—	(405)

Total	$1,856	$(1,040)	$2,525	$(405)

The Company also may enter into other non-designated derivatives that consist primarily of forward contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and any associated outstanding forward contracts are marked-to-market with realized and unrealized gains and losses included in “Interest and other income (loss), net.” There were no forward contracts of this nature outstanding as of April 30, 2011.

For amounts not associated with foreign currency forward contracts, gains and losses from transactions denominated in foreign currencies are included in the Company’s net income as part of “Interest and other income (loss), net,” in the accompanying Condensed Consolidated Statements of Income. The Company recognized foreign currency transaction gains of $0.3 million and $0.5 million for the three and six months ended April 30, 2011, respectively, and foreign currency transaction losses of $0.2 million and $0.3 million for the three and six months ended May 1, 2010, respectively.

Volume of Derivative Activity

Total gross notional amounts, presented by currency, are as follows (in thousands):

In United States Dollars	As of April 30, 2011	As of October 30, 2010
Euro	$33,424	$53,700
British pound	13,623	22,018
Japanese yen	8,502	14,306
Singapore dollar	7,728	12,427
Swiss franc	6,363	9,554

Total	$69,640	$112,005

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

Net unrealized loss positions are recorded within “Other accrued liabilities” and net unrealized gain positions are recorded within “Prepaid and other current assets.” As of April 30, 2011, the Company had a gross unrealized gain positions of $5.8 million included in “Prepaid and other current assets.” The amount of $5.8 million represents effective hedges and is reported as a component of accumulated other comprehensive loss. Hedge ineffectiveness, which is reported in the Condensed Consolidated Statements of Income, was not significant.

11. Sale-Leaseback Transactions

During the six months ended May 1, 2010, the Company sold an owned real estate property to an unrelated third party. Net proceeds from this sale were $30.2 million. Concurrent with this sale, the Company entered into an agreement to lease the property back from the purchaser over a minimum lease term of two years. The Company considers this lease as a normal leaseback and classified the lease as an operating lease. An $8.7 million loss on the sale of the property was recognized immediately upon execution of the sale and is recorded within “Gain (loss) on sale of investments and property, net” on the Condensed Consolidated Statements of Income.

12. Stock-Based Compensation

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Cost of revenues (1)	$4,167	$4,136	$7,027	$7,048
Research and development	5,111	8,933	9,394	15,117
Sales and marketing (1)	9,619	13,144	18,411	22,843
General and administrative	3,633	3,933	7,604	6,660

Total stock-based compensation	$22,530	$30,146	$42,436	$51,668

(1)	The three and six months ended May 1, 2010 reflects the reclassification of SE costs from cost of revenue to sales and marketing expenses. See Note 1, “Basis of Presentation and Reclassification,” of the Notes to Condensed Consolidated Financial Statements.

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended		Six Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Stock options, including variable options	$1,553	$4,164	$2,648	$7,906
Restricted stock awards and restricted stock units (“RSUs”)	13,510	16,637	25,383	27,085
Employee stock purchase plan (“ESPP”)	7,467	9,345	14,405	16,677

Total stock-based compensation	$22,530	$30,146	$42,436	$51,668

The following table presents unrecognized compensation expense, net of estimated forfeitures, of the Company’s equity compensation plans as of April 30, 2011, which is expected to be recognized over the following weighted-average periods, (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$3,987	1.00
RSUs	$91,357	1.86
ESPP	$20,001	1.10

The following table presents details on grants made by the Company for the following periods:

	Six Months Ended		Six Months Ended
	April 30, 2011		May 1, 2010
	Granted (in thousands)	Weighted-Average Grant Date Fair Value	Granted (in thousands)	Weighted-Average Grant Date Fair Value
Stock options	243	$2.23	1,600	$2.99
RSUs	3,763	$5.33	2,982	$6.88

The total intrinsic value of stock options exercised for the six months ended April 30, 2011 and May 1, 2010 was $28.5 million and $36.5 million, respectively.

13. Income Taxes

For the three and six months ended April 30, 2011, the Company recorded an income tax benefit of $0.6 million and $6.3 million, respectively, primarily as a result of foreign tax expense, offset by discrete benefits from the retroactive reinstatement of the federal research and development tax credit provision as a result of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the “Tax Relief Act”), and reserve releases from the settlement with the IRS regarding the Company’s fiscal year 2007 and 2008 audits.

For the three and six months ended May 1, 2010, the Company recorded an income tax benefit of $0.8 million and an income tax expense of $0.4 million, respectively.

The total amount of unrecognized tax benefits of $137.3 million as of April 30, 2011 would affect the Company’s effective tax rate, if recognized. Although the timing of the closure of audits is highly uncertain, it is reasonably possible that the balance of unrecognized tax benefits could significantly change during fiscal year 2011.

The IRS and other tax authorities regularly examine our income tax returns. We are currently under negotiations with the Appeals division of the IRS for the audit of fiscal years 2004 through 2006, which we expect to resolve during the next twelve months. In addition, we are in negotiations with foreign tax authorities to receive correlative relief on transfer pricing settlements with the IRS. We believe that our reserves for unrecognized tax benefits are adequate for all open tax years. The timing of the resolution of income tax examinations, as well as the amounts and timing of related settlements, is highly uncertain. The Company believes that before the end of fiscal year 2011, it is reasonably possible that either certain audits will conclude or the statute of limitations relating to certain income tax examination periods will expire, or both. As such, after we reach settlement with the IRS, we expect to record a corresponding adjustment to our unrecognized tax benefits. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential decreases in underlying uncertain tax positions is between $0 and $16 million in the next twelve months.

The Company’s fiscal years 2004 through 2008 are under IRS examination. The fiscal years 2004 through 2006 are currently being negotiated with the IRS Appeals Office. The Company received the revenue agent’s report for fiscal years 2007 and 2008. We plan to protest the assessment of the Company’s transfer pricing transactions between the Company and its wholly owned foreign subsidiary with the IRS Appeals Office. The Franchise Tax Board is auditing Foundry’s California income tax returns for calendar years 2006 and 2007. These audits and appeals are still ongoing and the Company believes its reserves are adequate to cover any potential assessments and settlements that may result from these examinations. Due to the availability of net operating losses and credits, the Company does not expect a significant tax liability from the settlement of the audits.

The Company believes that sufficient positive evidence exists from historical operations and projections of taxable income in future years to conclude that it is more likely than not that the Company will realize its deferred tax assets. Accordingly, the Company applies a valuation allowance only on the deferred tax assets relating to capital loss and investments loss carryforwards, due to limited carryforward periods and the character of such tax attributes. As part of the 2011-2012 budget, the Governor of the State of California has introduced tax proposals affecting future state income tax apportionment that may have a significant impact on the Company’s ability to realize certain California deferred tax assets. The Company will reevaluate the realization of its California deferred tax assets if and when the current law changes.

14. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Currently, the CODM is the Chief Executive Officer.

Brocade is organized into four operating segments, of which two are individually reportable segments: Data Storage and Global Services; and two, Ethernet Switching & Internet Protocol (“IP”) Routing and Application Delivery Products (“ADP”), are combined into one reportable segment: Ethernet Products. These segments are organized principally by product category. The types of products and services from which each reportable segment derives its revenues are as follows:

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

•

Ethernet Products includes Open Systems Interconnection Reference Model (“OSI”) Layer 2-3 switches and routers which enable efficient use of bandwidth-intensive network business applications and digital entertainment on both local area networks and wide area networks, converged network products, and OSI Layer 4-7 switches which allow enterprises and service providers to build highly available network infrastructures that efficiently direct the flow of traffic; and

•	Global Services include break/fix maintenance, extended warranty, installation, consulting, network management, and related software maintenance and support revenue.

Financial decisions and the allocation of resources are based on the information from the Company’s internal management reporting system. At this point in time, the Company does not track all of its assets by operating segments. The majority of the Company’s assets as of April 30, 2011 were attributable to its United States operations.

Summarized financial information by reportable segment for the three and six months ended April 30, 2011 and May 1, 2010, based on the internal management reporting system, is as follows (in thousands):

	Data Storage	Ethernet Products	Global Services	Total
Three months ended April 30, 2011
Net revenues	$330,369	$128,659	$90,869	$549,897
Cost of revenues	97,831	73,244	48,680	219,755

Gross margin	$232,538	$55,415	$42,189	$330,142

Three months ended May 1, 2010
Net revenues	$281,750	$128,135	$91,098	$500,983
Cost of revenues (1)	88,712	72,330	44,451	205,493

Gross margin (1)	$193,038	$55,805	$46,647	$295,490

Six months ended April 30, 2011
Net revenues	$661,533	$254,785	$179,596	$1,095,914
Cost of revenues	198,303	150,388	95,937	444,628

Gross margin	$463,230	$104,397	$83,659	$651,286

Six months ended May 1, 2010
Net revenues	$635,400	$223,570	$181,505	$1,040,475
Cost of revenues (1)	202,295	124,524	89,028	415,847

Gross margin (1)	$433,105	$99,046	$92,477	$624,628

(1)	The three and six months ended May 1, 2010 reflects the reclassification of SE costs from cost of revenue to sales and marketing expenses. See Note 1, “Basis of Presentation and Reclassification,” of the Notes to Condensed Consolidated Financial Statements.

15. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Basic net income per share
Net income	$27,613	$22,380	$54,792	$73,475
Weighted-average shares used in computing basic net income per share	473,209	442,816	469,158	440,948
Basic net income per share	$0.06	$0.05	$0.12	$0.17

Diluted net income per share
Net income	$27,613	$22,380	$54,792	$73,475
Weighted-average shares used in computing basic net income per share	473,209	442,816	469,158	440,948
Dilutive potential common shares in the form of stock options	15,967	21,506	16,168	26,105
Dilutive potential common shares in the form of stock awards	10,654	14,584	9,763	14,299
Dilutive potential common shares in the form of ESPP shares	1,681	260	1,249	362

Weighted-average shares used in computing diluted net income per share	501,511	479,166	496,338	481,714
Diluted net income per share	$0.06	$0.05	$0.11	$0.15

Antidilutive potential common shares in the form of (1)
Stock options	18,630	22,065	21,556	16,320
Stock awards	403	900	771	504
Antidilutive potential common shares resulting from the potential conversion of (1)
Convertible subordinated debt	—	2,125	—	7,104

(1)	These amounts are excluded from the computation of diluted net income per share.

16. Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Net income	$27,613	$22,380	$54,792	$73,475
Other comprehensive income (loss):
Change in net unrealized gains (losses) on cash flow hedges	1,967	(1,670)	(865)	(5,912)
Change in cumulative translation adjustments	1,350	(1,395)	1,204	(2,445)

Total comprehensive income	$30,930	$19,315	$55,131	$65,118

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

The following is the condensed consolidated balance sheet as of April 30, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash, cash equivalents and short-term investments	$72,746	$11,964	$380,879	$—	$465,589
Accounts receivable, net	183,915	1,378	117,491	—	302,784
Inventories	74,137	—	19,026	—	93,163
Intercompany receivables	—	440,259	—	(440,259)	—
Other current assets	112,068	528	18,685	4,254	135,535

Total current assets	442,866	454,129	536,081	(436,005)	997,071
Property and equipment, net	466,576	56,682	16,042	—	539,300
Other non-current assets	1,511,952	673,552	8,062	—	2,193,566

Total assets	$2,421,394	$1,184,363	$560,185	$(436,005)	$3,729,937

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$116,210	$542	$21,778	$—	$138,530
Current portion of debt	36,355	—	—	—	36,355
Intercompany payables	432,603	—	7,656	(440,259)	—
Other current liabilities	294,908	20,544	108,884	4,254	428,590

Total current liabilities	880,076	21,086	138,318	(436,005)	603,475
Debt, net of current portion	799,213	—	—	—	799,213
Other non-current liabilities	99,781	2,518	40,648	—	142,947

Total liabilities	1,779,070	23,604	178,966	(436,005)	1,545,635
Total stockholders’ equity	642,324	1,160,759	381,219	—	2,184,302

Total liabilities and stockholders’ equity	$2,421,394	$1,184,363	$560,185	$(436,005)	$3,729,937

The following is the condensed consolidated balance sheet as of October 30, 2010 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash, cash equivalents and short-term investments	$23,455	$8,905	$303,622	$—	$335,982
Accounts receivable, net	220,381	1,698	107,818	(333)	329,564
Inventories	63,713	—	13,095	—	76,808
Intercompany receivables	—	399,868	—	(399,868)	—
Other current assets	118,154	875	9,999	3,069	132,097

Total current assets	425,703	411,346	434,534	(397,132)	874,451
Property and equipment, net	466,247	58,040	14,830	—	539,117
Other non-current assets	1,499,774	734,469	6,364	—	2,240,607

Total assets	$2,391,724	$1,203,855	$455,728	$(397,132)	$3,654,175

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$128,182	$389	$18,892	$(333)	$147,130
Current portion of debt	30,540	—	—	—	30,540
Intercompany payables	412,555	—	(12,687)	(399,868)	—
Other current liabilities	256,710	29,752	102,082	3,069	391,613

Total current liabilities	827,987	30,141	108,287	(397,132)	569,283
Debt, net of current portion	899,273	—	—	—	899,273
Other non-current liabilities	99,679	3,361	36,278	—	139,318

Total liabilities	1,826,939	33,502	144,565	(397,132)	1,607,874
Total stockholders’ equity	564,785	1,170,353	311,163	—	2,046,301

Total liabilities and stockholders’ equity	$2,391,724	$1,203,855	$455,728	$(397,132)	$3,654,175

The following is the condensed consolidated statement of income for the three months ended April 30, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$322,390	$7,417	$220,090	$—	$549,897
Intercompany revenues	29,958	427	7,598	(37,983)	—

Total net revenues	352,348	7,844	227,688	(37,983)	549,897
Cost of revenues	137,612	22,552	55,917	3,674	219,755
Intercompany cost of revenues	6,909	—	31,074	(37,983)	—

Total cost of revenues	144,521	22,552	86,991	(34,309)	219,755

Gross margin (loss)	207,827	(14,708)	140,697	(3,674)	330,142
Operating expenses	219,252	12,591	54,243	(3,674)	282,412
Intercompany operating expenses	(35,607)	(6,472)	42,079	—	—

Total operating expenses	183,645	6,119	96,322	(3,674)	282,412

Income (loss) from operations	24,182	(20,827)	44,375	—	47,730
Other income (expense)	(20,112)	312	(929)	—	(20,729)

Income (loss) before income tax provision (benefit)	4,070	(20,515)	43,446	—	27,001
Income tax provision (benefit)	566	(2,854)	1,676	—	(612)

Net income (loss)	$3,504	$(17,661)	$41,770	$—	$27,613

The following is the condensed consolidated statement of income for the three months ended May 1, 2010 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$305,831	$13,756	$181,396	$—	$500,983
Intercompany revenues	25,745	3,540	6,371	(35,656)	—

Total net revenues	331,576	17,296	187,767	(35,656)	500,983
Cost of revenues (1)	112,914	26,377	61,455	4,747	205,493
Intercompany cost of revenues	(9,795)	—	45,451	(35,656)	—

Total cost of revenues	103,119	26,377	106,906	(30,909)	205,493

Gross margin (loss) (1)	228,457	(9,081)	80,861	(4,747)	295,490
Operating expenses (1)	211,971	16,324	30,230	(4,747)	253,778
Intercompany operating expenses	(43,685)	(7,234)	50,919	—	—

Total operating expenses	168,286	9,090	81,149	(4,747)	253,778

Income (loss) from operations	60,171	(18,171)	(288)	—	41,712
Other income (expense)	(23,002)	4,142	(1,312)	—	(20,172)
Intercompany other income (expense)	(30,260)	(567)	30,827	—	—

Total other income (expense)	(53,262)	3,575	29,515	—	(20,172)

Income (loss) before income tax provision (benefit)	6,909	(14,596)	29,227	—	21,540
Income tax provision (benefit)	7,913	(10,437)	1,684	—	(840)

Net income (loss)	$(1,004)	$(4,159)	$27,543	$—	$22,380

(1)	As adjusted due to the reclassification of system engineer costs from cost of revenues to sales and marketing expenses. See Note 1, “Basis of Presentation and Reclassification,” of the Notes to Condensed Consolidated Financial Statements.

The following is the condensed consolidated statement of income for the six months ended April 30, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$649,464	$14,881	$431,569	$—	$1,095,914
Intercompany revenues	60,976	1,204	15,310	(77,490)	—

Total net revenues	710,440	16,085	446,879	(77,490)	1,095,914
Cost of revenues	277,349	43,207	116,801	7,271	444,628
Intercompany cost of revenues	13,084	—	64,406	(77,490)	—

Total cost of revenues	290,433	43,207	181,207	(70,219)	444,628

Gross margin (loss)	420,007	(27,122)	265,672	(7,271)	651,286
Operating expenses	432,134	28,820	107,208	(7,271)	560,891
Intercompany operating expenses	(77,793)	(12,853)	90,646	—	—

Total operating expenses	354,341	15,967	197,854	(7,271)	560,891

Income (loss) from operations	65,666	(43,089)	67,818	—	90,395
Other expense	(41,297)	(426)	(209)	—	(41,932)

Income (loss) before income tax provision (benefit)	24,369	(43,515)	67,609	—	48,463
Income tax provision (benefit)	61,946	(72,401)	4,126	—	(6,329)

Net income (loss)	$(37,577)	$28,886	$63,483	$—	$54,792

The following is the condensed consolidated statement of income for the six months ended May 1, 2010 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$612,497	$33,057	$394,921	$—	$1,040,475
Intercompany revenues	48,232	6,472	11,235	(65,939)	—

Total net revenues	660,729	39,529	406,156	(65,939)	1,040,475
Cost of revenues (1)	221,663	56,010	128,871	9,303	415,847
Intercompany cost of revenues	15,624	—	50,315	(65,939)	—

Total cost of revenues	237,287	56,010	179,186	(56,636)	415,847

Gross margin (loss) (1)	423,442	(16,481)	226,970	(9,303)	624,628
Operating expenses (1)	409,642	34,611	64,766	(9,303)	499,716
Intercompany operating expenses	(65,940)	(13,390)	79,330	—	—

Total operating expenses	343,702	21,221	144,096	(9,303)	499,716

Income (loss) from operations	79,740	(37,702)	82,874	—	124,912
Total other income (expense)	(51,971)	1,767	(797)	—	(51,001)

Income (loss) before income tax provision (benefit)	27,769	(35,935)	82,077	—	73,911
Income tax provision (benefit)	87,695	(92,061)	4,802	—	436

Net income (loss)	$(59,926)	$56,126	$77,275	$—	$73,475

(1)	As adjusted due to the reclassification of system engineer costs from cost of revenues to sales and marketing expenses. See Note 1, “Basis of Presentation and Reclassification,” of the Notes to Condensed Consolidated Financial Statements.

The following is the condensed consolidated statement of cash flows for the six months ended April 30, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$147,352	$3,067	$81,522	$—	$231,941

Cash flows from investing activities:
Purchases of short-term investments	—	(38)	—	—	(38)
Proceeds from maturities and sale of short-term investments	—	20	—	—	20
Purchases of property and equipment	(44,897)	(18)	(5,660)	—	(50,575)

Net cash used in investing activities	(44,897)	(36)	(5,660)	—	(50,593)

Cash flows from financing activities:
Payment of principal related to the term loan	(98,640)	—	—	—	(98,640)
Payment of principal related to capital leases	(868)	—	—	—	(868)
Proceeds from issuance of common stock, net	47,388	—	—	—	47,388
Excess tax benefits or detriments from stock-based compensation	(1,044)	—	167	—	(877)

Net cash provided by (used in) financing activities	(53,164)	—	167	—	(52,997)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	1,227	—	1,227

Net increase in cash and cash equivalents	49,291	3,031	77,256	—	129,578
Cash and cash equivalents, beginning of period	23,455	6,907	303,622	—	333,984

Cash and cash equivalents, end of period	$72,746	$9,938	$380,878	$—	$463,562

The following is the condensed consolidated statement of cash flows for the six months ended May 1, 2010 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$(36,659)	$167,805	$5,683	$—	$136,829

Cash flows from investing activities:
Purchases of short-term investments	—	(24)	—	—	(24)
Proceeds from maturities and sale of short-term investments	—	1,788	—	—	1,788
Proceeds from sale of property	30,185	—	—	—	30,185
Purchases of property and equipment	(106,724)	(37)	(2,626)	—	(109,387)

Net cash provided by (used in) investing activities	(76,539)	1,727	(2,626)	—	(77,438)

Cash flows from financing activities:
Payment of debt issuance costs related to the Senior Secured Notes	(3,002)	—	—	—	(3,002)
Payment of principal related to the revolving credit facility	(14,050)	—	—	—	(14,050)
Payment of principal related to the convertible subordinated debt	—	(172,500)	—	—	(172,500)
Payment of principal related to the term loan	(522,244)	—	—	—	(522,244)
Common stock repurchases	(20,003)	—	—	—	(20,003)
Proceeds from Senior Secured Notes	587,968	—	—	—	587,968
Proceeds from issuance of common stock, net	39,819	—	—	—	39,819
Excess tax benefits or detriments from stock-based compensation	63	—	—	—	63

Net cash provided by (used in) financing activities	68,551	(172,500)	—	—	(103,949)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(2,402)	—	(2,402)

Net increase (decrease) in cash and cash equivalents	(44,647)	(2,968)	655	—	(46,960)
Cash and cash equivalents, beginning of period	74,509	5,748	253,936	—	334,193

Cash and cash equivalents, end of period	$29,862	$2,780	$254,591	$—	$287,233

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

Overview

We are a leading supplier of end-to-end networking solutions and services for businesses and organizations of many types and sizes, including global enterprises, and service providers. Our business model is driven by our two key markets, namely our core Data Storage business, where we offer directors, switches, host bus adapters (“HBAs”), and server virtualization solutions, and our newer Ethernet business, which we acquired in December 2008 as part of our acquisition of Foundry Networks, Inc. (“Foundry”), where we offer modular and stackable 1 Gigabit Ethernet (“GbE”), 10 GbE, and 100 GbE solutions, converged network products, as well as application delivery, security and wireless solutions.

Growth opportunities in the Data Storage market are expected to be driven by customer requirements of key IT initiatives such as server virtualization, data center consolidation, migration to higher performance technologies and private “cloud” initiatives. We have recently implemented several initiatives to help drive both immediate and long-term growth in our Ethernet business. Our Ethernet business strategies are intended to increase new Ethernet accounts, and expand our market share. Moreover, we plan to continue to support our Data Storage and Ethernet growth plans by enhancing our existing partnerships and forming new ones, through continuous innovation, new product introductions, and through investing in sales and marketing.

We continue to face challenges, some within and some outside our control, such as the uncertainty in the worldwide macroeconomic climate and its impact on IT spending patterns globally. While we do not believe the recent earthquake and tsunami in Japan had a significant immediate impact on our revenue or supply chain, we continue to monitor our business in Japan. We also continue to monitor the stability and health of other international markets, including China and Europe. We are cautious about the current global and country specific dynamics, including inflationary risks in China and the continuing sovereign debt risk in Europe, which may impact our business and that of our partners. While the diversification of our business model helps mitigate the effect of some of these challenges and we expect IT spending levels to generally rise in the long-term, it is generally difficult to offset short-term reductions of IT spending.

Going forward, we expect the number of Data Storage and Ethernet products we ship to fluctuate depending on the demand for our existing and recently introduced products, as well as the timing of product transitions by our OEM partners. We currently expect that average selling prices per port for our Data Storage and Ethernet products will likely decline at rates of low single digits for the third fiscal quarter of 2011.

We also plan to continue to focus on increasing operating cash flows, with which we intend to reduce our existing term loan, build cash balances and/or repurchase our Company’s stock.

Results of Operations

Our results of operations for the three and six months ended April 30, 2011 and May 1, 2010 are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin with respect to each segment, which is indicated as a percentage of the respective segment net revenues.

Revenues. Our revenues are derived primarily from sales of our Data Storage products, sales of our Ethernet products, and our service and support offerings related to those products.

Our total net revenues are summarized as follows (in thousands, except percentages):

	Three Months Ended
	April 30, 2011	% of Net Revenues	May 1, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Data Storage	$330,369	60.1%	$281,750	56.2%	$48,619	17.3%
Ethernet Products	128,659	23.4%	128,135	25.6%	524	0.4%
Global Services	90,869	16.5%	91,098	18.2%	(229)	(0.3)%

Total net revenues	$549,897	100.0%	$500,983	100.0%	$48,914	9.8%

	Six Months Ended
	April 30, 2011	% of Net Revenues	May 1, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Data Storage	$661,533	60.4%	$635,400	61.1%	$26,133	4.1%
Ethernet Products	254,785	23.2%	223,570	21.5%	31,215	14.0%
Global Services	179,596	16.4%	181,505	17.4%	(1,909)	(1.1)%

Total net revenues	$1,095,914	100.0%	$1,040,475	100.0%	$55,439	5.3%

The increase in total net revenues for the three months ended April 30, 2011 compared with the three months ended May 1, 2010 was primarily due to higher Data Storage revenues.

•

The increase in Data Storage product revenues reflects an increase of 18.9% in the number of ports shipped and a mix shift from 4 Gb director and switch products to 8 Gb director and switch products, which carry a higher price per port, partially offset by a 1.3% decrease in average selling price per port;

•

The slight increase in Ethernet Products revenues reflects relatively higher revenues from our enterprise and service provider customers, and implementation of initiatives to drive both immediate and long-term growth in our Ethernet business, which was partially offset by lower revenues from federal customers and a decrease in average selling price of our Ethernet Products of approximately 6.5%; and

•

The slight decrease in Global Services revenues was a result of lower Data Storage support revenues during the period, primarily due to a larger impact from the new standard for revenue recognition that we adopted in the beginning of our fiscal year 2010 on a prospective basis. This was partially offset by an increase in Ethernet Products support revenues.

The increase in total net revenues for the six months ended April 30, 2011 compared with the six months ended May 1, 2010 reflects higher sales of Data Storage and Ethernet Products, partially offset by lower revenues from our Global Services offerings.

•

The increase in Data Storage product revenues reflects an increase of 8.0% in the number of ports shipped and a mix shift from 4 Gb director and switch products to 8 Gb director and switch products, which carry a higher price per port, partially offset by a 3.5% decrease in average selling price per port;

•

The increase in Ethernet Products revenues reflects relatively higher revenues from our enterprise and service provider customers, and implementation of initiatives to drive both immediate and long-term growth in our Ethernet business, which offset the impact of lower pricing and lower revenues from federal customers; and

•

The decrease in Global Services revenues was primarily a result of lower Data Storage support revenues during the period, which was primarily due to a larger impact from the new standard for revenue recognition that we adopted in the beginning of our fiscal year 2010 on a prospective basis.

Our total net revenues by geographical area are summarized as follows (in thousands, except percentages):

	Three Months Ended
	April 30, 2011	% of Net Revenues	May 1, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$339,532	61.8%	$324,145	64.7%	$15,387	4.7%
Europe, the Middle East and Africa (1)	123,412	22.4%	114,257	22.8%	9,155	8.0%
Asia Pacific	56,557	10.3%	39,058	7.8%	17,499	44.8%
Japan	19,484	3.5%	15,790	3.2%	3,694	23.4%
Canada, Central and South America	10,912	2.0%	7,733	1.5%	3,179	41.1%

Total net revenues	$549,897	100.0%	$500,983	100.0%	$48,914	9.8%

(1)	Includes net revenues of $57.2 million and $53.9 million for the three months ended April 30, 2011 and May 1, 2010 respectively, relating to the Netherlands.

	Six Months Ended
	April 30, 2011	% of Net Revenues	May 1, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$664,351	60.6%	$661,353	63.6%	$2,998	0.5%
Europe, the Middle East and Africa (1)	263,555	24.1%	251,114	24.1%	12,441	5.0%
Asia Pacific	110,053	10.0%	79,489	7.7%	30,564	38.5%
Japan	36,425	3.3%	28,498	2.7%	7,927	27.8%
Canada, Central and South America	21,530	2.0%	20,021	1.9%	1,509	7.5%

Total net revenues	$1,095,914	100.0%	$1,040,475	100.0%	$55,439	5.3%

(1)	Includes net revenues of $132.9 million and $127.9 million for the six months ended April 30, 2011 and May 1, 2010 respectively, relating to the Netherlands.

International revenues increased as a percentage of total net revenues for the three and six months ended April 30, 2011 compared with the three and six months ended May 1, 2010 primarily as a result of increased product volumes in Asia Pacific and Japan. Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM partners take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM partners, but we believe that international revenues comprise a larger percentage of our total net revenues than the attributed revenues may indicate.

A significant portion of our revenue is concentrated among a relatively small number of OEM customers. For the three months ended April 30, 2011, four customers each represented 10% or more of our total net revenues for a combined total of 53% of our total net revenues. For the three months ended May 1, 2010, three customers each represented 10% or more of our total net revenues for a combined total of 44% of our total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM partners and to the U.S. government or individual agencies within the U.S. government through our distributors. Therefore, the loss of, or a decrease in the level of sales to, or a change in the ordering pattern of any one of these customers could seriously harm our financial condition and results of operations.

Gross margin. Gross margin as stated below is indicated as a percentage of the respective segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues. Gross margin is summarized as follows (in thousands, except percentages):

	Three Months Ended
	April 30, 2011	% of Net Revenues	May 1, 2010 (1)	% of Net Revenues	Increase/ (Decrease)	% Points Change
Data Storage	$232,538	70.4%	$193,038	68.5%	$39,500	1.9%
Ethernet Products	55,415	43.1%	55,805	43.6%	(390)	(0.5)%
Global Services	42,189	46.4%	46,647	51.2%	(4,458)	(4.8)%

Total gross margin	$330,142	60.0%	$295,490	59.0%	$34,652	1.0%

	Six Months Ended
	April 30, 2011	% of Net Revenues	May 1, 2010 (1)	% of Net Revenues	Increase/ (Decrease)	% Points Change
Data Storage	$463,230	70.0%	$433,105	68.2%	$30,125	1.8%
Ethernet Products	104,397	41.0%	99,046	44.3%	5,351	(3.3)%
Global Services	83,659	46.6%	92,477	51.0%	(8,818)	(4.4)%

Total gross margin	$651,286	59.4%	$624,628	60.0%	$26,658	(0.6)%

(1)	The three and six months ended May 1, 2010 is as adjusted due to the reclassification of system engineer costs from cost of revenues to sales and marketing expenses. See Note 1, “Basis of Presentation and Reclassification,” of the Notes to Condensed Consolidated Financial Statements.

For the three months ended April 30, 2011 compared with the three months ended May 1, 2010, total gross margin increased in absolute dollars and percentage primarily due to an increase in margins on Data Storage products, and an increased mix of Data Storage revenue, which carry a higher overall gross margin than our Ethernet Products and our Global Services offerings. This was partially offset by a decrease in margins on Ethernet Products and Global Services offerings.

Gross margin percentage by reportable segment increased or decreased for the three months ended April 30, 2011 compared with the three months ended May 1, 2010 primarily due to the following factors (the percentages below reflect the impact on gross margin):

•

Data Storage gross margins relative to net revenues increased due to a 1.3% decrease in product costs relative to net revenues, which more than offset the decline in average selling price. Additionally, amortization of intangible assets related to the McDATA acquisition decreased by 0.2% and other manufacturing costs relative to net revenues decreased by 0.4%;

•

Ethernet Products gross margins relative to net revenues decreased due to a slight 0.1% increase in product costs relative to net revenues which includes the impact of lower average selling prices and shifting product mix, and a 0.4% increase in other manufacturing costs primarily from higher spending related to new product introductions; and

•

Global Services gross margins relative to net revenues decreased due to a 4.5% increase in service and support costs, primarily from increased headcount. Additionally, stock-based compensation relative to net revenues increased 0.3%.

For the six months ended April 30, 2011 compared with the six months ended May 1, 2010, total gross margin increased in absolute dollars primarily due to higher revenues. Total gross margin percentage however decreased primarily due to lower margins on Ethernet Products and Global Services, as well as a higher mix of Ethernet Products revenue, which carries a lower overall gross margin. This was partially offset by an increase in Data Storage gross margins.

Gross margin percentage by reportable segment increased or decreased for the six months ended April 30, 2011 compared with the six months ended May 1, 2010 primarily due to the following factors (the percentages below reflect the impact on gross margin):

•

Data Storage gross margins relative to net revenues increased due to a 0.8% decrease in product costs relative to net revenues, which more than offset the decline in average selling price. Additionally, amortization of intangible assets related to the McDATA acquisition decreased by 0.6% and other manufacturing costs relative to net revenues decreased by 0.4%;

•

Ethernet Products gross margins relative to net revenues decreased due to a 3.0% increase in product costs relative to net revenues which includes the impact of lower average selling prices and shifting product mix, and a 1.4% increase in other manufacturing costs primarily from higher spending related to new product introductions. This was partially offset by a 1.1% decrease in amortization of intangible assets related to the Foundry acquisition; and

•

Global Services gross margins relative to net revenues decreased due to a 4.1% increase in service and support costs, primarily from increased headcount and inventory write-downs, which offset the impact of a one-time settlement of a litigation matter during the first fiscal quarter of 2010. Additionally, stock-based compensation relative to net revenues increased 0.3%.

Gross margin is primarily affected by average selling price per port, number of ports shipped and cost of revenues. As described above, we expect that average selling prices per port for our Data Storage and Ethernet products will decline at rates of low single digits for the third fiscal quarter of 2011, unless they are further affected by accelerated pricing pressures, new product introductions by us or our competitors, or other factors that may be beyond our control. We believe that we have the ability to partially mitigate the effect of declines in average selling price per port on gross margins by reducing our product and manufacturing operations costs but may not be able to reduce these costs quickly or in sufficient amounts to offset the selling price declines.

Stock-based compensation expense. Stock-based compensation expense is summarized as follows (in thousands, except percentages):

	April 30, 2011	% of Net Revenues	May 1, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$22,530	4.1%	$30,146	6.0%	$(7,616)	(25.3)%
Six months ended	$42,436	3.9%	$51,668	5.0%	$(9,232)	(17.9)%

The decrease in stock-based compensation expense for the three and six months ended April 30, 2011 compared with the three and six months ended May 1, 2010 was primarily due to the decrease in Foundry-related deferred compensation and lower ESPP expenses, which was partially offset by higher expenses from an increase in new hire equity grants.

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

R&D expenses are summarized as follows (in thousands, except percentages):

	April 30, 2011	% of Net Revenues	May 1, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$91,941	16.7%	$89,351	17.8%	$2,590	2.9%
Six months ended	$183,349	16.7%	$179,433	17.2%	$3,916	2.2%

R&D expenses increased for the three months ended April 30, 2011 compared with the three months ended May 1, 2010 due to the following (in thousands):

$ Change 2010 to 2011 Quarter-to-Date (“QTD”)
Salaries and wages	$7,061
Outside services	1,465
Depreciation and amortization	1,318
The increase in R&D expenses was partially offset by the decrease in the following:
Stock-based compensation	(3,822)
Nonrecurring engineering expenses	(2,563)
Various individually insignificant items	(869)

Total change	$2,590

Salaries and wages increased primarily due to increased headcount. Outside services increased primarily due to projects related to our new Ethernet product offerings. Depreciation and amortization increased primarily due to the build-up of our development and testing labs to support continued development of new and enhanced products. Nonrecurring engineering expenses decreased primarily due to lower prototype costs and a decrease in chip design expenses.

R&D expenses increased for the six months ended April 30, 2011 compared with the six months ended May 1, 2010 due to the following (in thousands):

$ Change 2010 to 2011 Year-to-Date (“YTD”)
Salaries and wages	$8,462
Outside services	3,560
Depreciation and amortization	2,355
Other facility expenses	1,352
Various individually insignificant items	196
The increase in R&D expenses was partially offset by the decrease in the following:
Stock-based compensation	(5,722)
Nonrecurring engineering expenses	(3,375)
Sustaining engineering expenses allocated to cost of revenues	(2,912)

Total change	$3,916

Salaries and wages and other facility expenses increased primarily due to increased headcount. Outside services increased primarily due to projects related to our new Ethernet product offerings. Depreciation and amortization increased primarily due to the continued build-up of our development and testing labs. Nonrecurring engineering expenses decreased primarily due to lower prototype costs and a decrease in chip design expenses. Sustaining engineering expenses allocated to cost of revenues increased primarily as a result of new Ethernet products launched, partially offsetting the increase in R&D expenses.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and customer service functions, costs associated with promotional and marketing programs, travel expenses, and related IT and facilities expenses.

Sales and marketing expenses are summarized as follows (in thousands, except percentages):

	April 30, 2011	% of Net Revenues	May 1, 2010 (1)	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$156,979	28.5%	$132,019	26.4%	$24,960	18.9%
Six months ended	$309,646	28.3%	$254,079	24.4%	$55,567	21.9%

(1)	The three and six months ended May 1, 2010 is as adjusted due to the reclassification of system engineer costs from cost of revenues to sales and marketing expenses. See Note 1, “Basis of Presentation and Reclassification,” of the Notes to Condensed Consolidated Financial Statements.

Sales and marketing expenses increased for the three months ended April 30, 2011 compared with the three months ended May 1, 2010 due to the following (in thousands):

$ Change 2010 to 2011 QTD
Salaries and wages	$18,278
Other marketing expenses	3,850
Travel expenses	2,452
Expenses related to IT, facilities and other shared functions	2,493
Other facility expenses	1,207
Various individually insignificant items	204
The increase in sales and marketing expenses was partially offset by the decrease in the following:
Stock-based compensation	(3,524)

Total change	$24,960

Salaries and wages, travel expenses, expenses related to IT, facilities and other shared functions and other facility expenses increased primarily due to headcount growth. Other marketing expenses increased primarily due to our new marketing awareness campaign launched in second fiscal quarter of 2011.

Sales and marketing expenses increased for the six months ended April 30, 2011 compared with the six months ended May 1, 2010 due to the following (in thousands):

$ Change 2010 to 2011 YTD
Salaries and wages	$41,108
Expenses related to IT, facilities and other shared functions	5,347
Travel expenses	4,675
Outside services	2,959
Other marketing expenses	2,797
Other facility expenses	1,687
Depreciation and amortization	1,338
Various individually insignificant items	88
The increase in sales and marketing expenses was partially offset by the decrease in the following:
Stock-based compensation	(4,432)

Total change	$55,567

Salaries and wages, expenses related to IT, facilities and other shared functions, travel expenses, other facility expenses and depreciation and amortization increased primarily due to headcount growth. Outside services increased primarily due to an increase in consulting expenses related to our business model and growth strategy. Other marketing expenses increased primarily due to our new marketing awareness campaign launched in second fiscal quarter of 2011.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources, legal and investor relations, as well as recruiting expenses, professional fees, other corporate expenses, and related IT and facilities expenses.

G&A expenses are summarized as follows (in thousands, except percentages):

	April 30, 2011	% of Net Revenues	May 1, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$18,469	3.4%	$15,941	3.2%	$2,528	15.9%
Six months ended	$36,559	3.3%	$32,180	3.1%	$4,379	13.6%

G&A expenses increased for the three months ended April 30, 2011 compared with the three months ended May 1, 2010 due to the following (in thousands):

$ Change 2010 to 2011 QTD
Depreciation and amortization	$4,807
Salaries and wages	3,355
Outside services	2,144
The increase in general and administrative expenses was partially offset by the decrease in the following:
Other facility expenses	(4,261)
Expenses related to IT, facilities and other shared functions allocated from G&A	(2,231)
Various individually insignificant items	(1,286)

Total change	$2,528

Depreciation and amortization increased primarily due to additional furniture and equipment and depreciation related to our new campus that was completed in the third fiscal quarter of 2010. Salaries and wages increased due to headcount growth. Outside services increased primarily due to higher legal expenses related to ongoing disputes and an increase in consulting services related to information systems projects. Other facility expenses decreased primarily due to decrease in rent and related expenses after moving into the Company’s new campus. The expenses related to IT, facilities and other shared functions allocated from G&A decreased primarily due to an increase in the amount of total expenses allocated to other department due to headcount growth in those departments and increased allocation of depreciation and amortization due to completion of the new campus in the third fiscal quarter of 2010.

G&A expenses increased for the six months ended April 30, 2011 compared with the six months ended May 1, 2010 due to the following (in thousands):

$ Change 2010 to 2011 YTD
Depreciation and amortization	$8,482
Salaries and wages	4,983
Outside services	3,272
The increase in general and administrative expenses was partially offset by the decrease in the following:
Expenses related to IT, facilities and other shared functions allocated from G&A	(6,260)
Other facility expenses	(5,984)
Various individually insignificant items	(114)

Total change	$4,379

Depreciation and amortization increased primarily due to additional furniture and equipment and depreciation related to our new campus that was completed in the third fiscal quarter of 2010. Salaries and wages increased due to headcount growth. Outside services increased primarily due to higher legal expenses related to ongoing disputes and an increase in consulting services related to information systems projects. The expenses related to IT, facilities and other shared functions allocated from G&A decreased primarily due to an increase in the amount of total expenses allocated to other department due to headcount growth in those departments and increased allocation of depreciation and amortization due to completion of the new campus in the third fiscal quarter of 2010. Other facility expenses decreased primarily due to decrease in rent and related expenses after moving into the Company’s new campus.

Legal fees associated with indemnification obligations and other related costs, net. Legal fees associated with indemnification obligations and other related costs, net, were immaterial for the three and six months ended April 30, 2011 and May 1, 2010. We expect the Company’s obligations relating to stock option backdating and related matters have substantially ended.

Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	April 30, 2011	% of Net Revenues	May 1, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$15,023	2.7%	$16,190	3.2%	$(1,167)	(7.2)%
Six months ended	$31,213	2.8%	$33,242	3.2%	$(2,029)	(6.1)%

During the three and six months ended April 30, 2011 and May 1, 2010, we recorded amortization of intangible assets related to the acquisitions of McDATA, Silverback Systems, Inc., Strategic Business Systems, Inc. and Foundry. The decrease in amortization of intangible assets for the three and six months ended April 30, 2011 compared with the three and six months ended May 1, 2010 was primarily due to the full amortization of a portion of the McDATA related intangible assets.

Acquisition and integration costs. Acquisition and integration costs are summarized as follows (in thousands, except percentages):

	April 30, 2011	% of Net Revenues	May 1, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Six months ended	$—	—%	$204	—%	$(204)	(100.0)%

For the six months ended May 1, 2010, we recorded acquisition and integration costs primarily for consulting services and other professional fees in connection with our integration of Foundry. We did not incur any acquisition and integration costs during the three and six months ended April 30, 2011 and three months ended May 1, 2010.

Interest and other income (loss), net. Interest and other income (loss), net, are summarized as follows (in thousands, except percentages):

	April 30, 2011	% of Net Revenues	May 1, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$27	0.0%	$(903)	(0.2)%	$930	103.0%
Six months ended	$376	0.0%	$(831)	(0.1)%	$1,207	145.2%

For the three and six months ended April 30, 2011 compared with the three and six months ended May 1, 2010, the increase in interest and other income (loss), net, was primarily due to foreign exchange gains recognized during the three and six months ended April 30, 2011 compared to foreign exchange losses during the three and six months ended May 1, 2010. Additionally, beginning in the first fiscal quarter of 2011, gains or losses relating to the effective portion of foreign currency cash flow derivatives are recorded in cost of revenues and operating expenses to match the underlying exposure to the related hedge results (see Note 10, “Derivative Instruments and Hedging Activities” of the Notes to the Condensed Consolidated Financial Statements). In the prior period, net losses recorded in interest and other income (loss), net were not material, and have not been reclassified.

Interest expense. Interest expense primarily represents the interest cost associated with our term loan, Senior Secured Notes and convertible subordinated debt (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). Interest expense is summarized as follows (in thousands, except percentages):

	April 30, 2011	% of Net Revenues	May 1, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$(20,745)	(3.8)%	$(19,522)	(3.9)%	$1,223	6.3%
Six months ended	$(42,291)	(3.9)%	$(41,595)	(4.0)%	$696	1.7%

Interest expense increased for the three and six months ended April 30, 2011 compared with the three and six months ended May 1, 2010 primarily as a result of the capitalization of interest cost in connection with the development of our campus during the three months and six months ended May 1, 2010, partially offset by a reduction in debt, with the Company electing to make accelerated payments towards the principal of the term loan and the retirement of the 2.25% Notes on February 16, 2010. During the six months ended April 30, 2011, the Company paid $98.6 million toward the principal of the Senior Secured Credit Facility, $80.0 million of which were voluntary prepayments. During the fiscal year 2010, the Company paid $583.0 million toward the principal of the Senior Secured Credit Facility, $560.0 million of which were voluntary prepayments. The construction of the campus was completed in the third fiscal quarter of 2010, and accordingly no interest was capitalized subsequent to that quarter.

Gain (loss) on sale of investments and property, net. Gain (loss) on sale of investments and property, net, is summarized as follows (in thousands, except percentages):

	April 30, 2011	% of Net Revenues	May 1, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$(11)	(0.0)%	$253	0.1%	$(264)	(104.3)%
Six months ended	$(17)	(0.0)%	$(8,575)	(0.8)%	$(8,558)	(99.8)%

Gain (loss) on sale of investments and property, net was immaterial for the three months ended April 30, 2011 and May 1, 2010. For the six months ended April 30, 2011 compared with the six months ended May 1, 2010, the decrease in loss on sale of investments and property, net, was primarily due to an immaterial loss on sale of investments net, for the six months ended April 30, 2011 as compared to an $8.7 million loss on the sale of owned property in San Jose during the six months ended May 1, 2010, to an unrelated third party.

Income tax provision (benefit). Income tax provision (benefit) and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Three Months Ended		Six Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Income tax provision (benefit)	$(612)	$(840)	$(6.329)	$436
Effective tax rate	(2.3)%	(3.9)%	(13.1)%	0.6%

We recorded a tax benefit for the three and six months ended April 30, 2011 compared with a tax benefit for the three months and a tax expense for the six months ended May 1, 2010 primarily due to a discrete benefit from the retroactive reinstatement of the federal research and development tax credit provision from January 1, 2010 to December 31, 2011, as a result of the Tax Relief Act enacted on December 17, 2010, and reserve releases from the settlement with the IRS regarding the Company’s fiscal year 2007 and 2008 audit (see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements).

Based on our current forecasted results, we expect a tax benefit for fiscal year 2011 compared to tax expense for fiscal year 2010. However, factors such as the mix of Ethernet versus Data Storage products and domestic versus international profits could affect our tax expense. As estimates and judgments are used to project such international earnings, the impact to our tax provision could vary if the current planning or assumptions change. In addition, the Company does not forecast discrete events, such as a settlement of tax audits with governmental authorities due to their inherent uncertainty. Such settlements could materially impact the Company’s tax expense. Given that the tax rate is driven by several different factors, it is not possible to estimate our future tax rate with a high degree of certainty.

Our income tax provision could change from either effects of changing tax laws and regulations, or differences in international revenues and earnings from those historically achieved, a factor largely influenced by the buying behavior of our OEM and channel partners.

The IRS and other tax authorities regularly examine our income tax returns. For additional discussion, see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements. We are currently undergoing an IRS audit for fiscal years 2004 through 2008, for which we expect to resolve fiscal years 2004 through 2006 during the next twelve months. As such, after we reach settlement with the IRS, we expect to record a corresponding adjustment to our unrecognized tax benefits. Due to availability of net operating losses and credits, the IRS audit settlement is not expected to result in a significant tax payment. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential decreases in underlying uncertain tax positions is between $0 and $16 million in the next twelve months.

The Company believes that sufficient positive evidence exists from historical operations and projections of taxable income in future years to conclude that it is more likely than not that the Company will realize its deferred tax assets. Accordingly, the Company applies a valuation allowance only on the deferred tax assets relating to capital loss and investment loss carryforwards due to limited carryforward periods and the character of such tax attributes. The Governor of the State of California has introduced tax proposals affecting future state income tax apportionment that may have a significant impact on the Company’s ability to realize certain California deferred tax assets. The Company will reevaluate the realization of its California deferred tax assets if and when the current law changes.

Liquidity and Capital Resources

	April 30, 2011	October 30, 2010	Increase/ (Decrease)
	(in thousands)
Cash and cash equivalents	$463,562	$333,984	$129,578
Short-term investments	2,027	1,998	29

Total	$465,589	$335,982	$129,607

Percentage of total assets	12%	9%

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

Financial Condition

Cash and cash equivalents and short-term investments as of April 30, 2011 increased by $129.6 million over the balance as of October 30, 2010 primarily due to increased cash from operating activities and decreased purchases of property and equipment due to completion of campus construction during fiscal year 2010, partially offset by accelerated payments towards the principal of the term loan.

For the six months ended April 30, 2011, we generated $231.9 million in cash from operating activities, which was higher than our net income for the same period primarily as a result of adjustments to net income for non-cash items related to depreciation and amortization and stock-based compensation expense, in addition to decrease in account receivables and increases in accrued employee compensation and deferred revenues. This was partially offset by decreases in accounts payable and other accrued liabilities and increase in inventory.

Accounts receivable days sales outstanding, which is a measure of the average number of days that a company takes to collect revenue after a sale has been made, for the six months ended April 30, 2011 was 50 days, compared with 52 days for the six months ended May 1, 2010 driven primarily due to the timing of revenue. A majority of our accounts receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of April 30, 2011, three customers accounted for 17%, 14% and 11%, respectively, of total accounts receivable. As of October 30, 2010, three customers accounted for 17%, 14% and 10%, respectively, of total accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral or security interests on accounts receivable balances. We have established reserves for credit losses, sales allowances, and other allowances. While we have not experienced material credit losses in any of the periods presented, there can be no assurance that we will not experience material credit losses in the future.

Net cash used in investing activities for the six months ended April 30, 2011 totaled $50.6 million and was primarily the result of $50.6 million in purchases of property and equipment.

Net cash used in financing activities for the six months ended April 30, 2011 totaled $53.0 million and was primarily the result of payment of principal related to the term loan of $98.6 million, partially offset by proceeds from the issuance of common stock from ESPP purchases and stock option exercises of $47.4 million.

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

Six Months Ended April 30, 2011 Compared to Six Months Ended May 1, 2010

Operating Activities. Net cash provided by operating activities increased for the six months ended April 30, 2011 compared with the six months ended May 1, 2010 by $95.1 million. The increase was primarily due to increased accounts receivable collections and decreased payment with respect to accounts payable and accrued employee compensation, partially offset by a decrease in net income during the six months ended April 30, 2011.

Investing Activities. Net cash used in investing activities decreased for the six months ended April 30, 2011 compared with the six months ended May 1, 2010 by $26.8 million. The decrease was primarily due to lower purchases of property and equipment in the six months ended April 30, 2011, partially offset by proceeds of $30.2 million from sale of property in the first fiscal quarter of 2010.

Financing Activities. Net cash used in financing activities decreased for the six months ended April 30, 2011 compared with the six months ended May 1, 2010 by $51.0 million. The decrease was primarily due to higher net debt payments and common stock repurchases during the six months ended May 1, 2010 as well as increased proceeds from issuance of common stock during the six months ended April 30, 2011.

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

Senior Secured Credit Facility. A portion of our outstanding debt is related to the financing of the Foundry acquisition, the costs and expenses related to the merger, and the ongoing working capital and other general corporate purposes of the combined organization after consummation of the merger (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). During the six months ended April 30, 2011, the Company paid $98.6 million towards the principal of the Senior Secured Credit Facility, $80.0 million of which were voluntary prepayments. We have the following resources available to obtain short-term or long-term financing, if we need additional liquidity, as of April 30, 2011 (in thousands):

	Original Amount Available	April 30, 2011
		Used	Available
Revolving credit facility	$125,000	$—	$125,000

Total	$125,000	$—	$125,000

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

Trade Receivables Factoring Facility. We have an agreement with a financial institution to sell certain of our trade receivables from customers with limited, non-credit related, recourse provisions. The sale of receivables eliminates our credit exposure in relation to these receivables. Total trade receivables sold under our factoring facility are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Trade receivables sold under factoring agreement	$20,720	$19,469	$29,953	$19,469

Under the terms of the factoring agreement, the remaining available amount of the factoring facility as of April 30, 2011 is $29.3 million.

Contractual Obligations

The following table summarizes our contractual obligations, including interest expense, and commitments as of April 30, 2011 (in thousands):

	Total	Less than 1 Year		1—3 Years		3—5 Years		More than 5 Years
Contractual Obligations:
Term loan (1)	$283,768		$61,180		$222,588		$—		$—
Senior Secured Notes due 2018 (1)	439,947		25,666		39,750		39,750		334,781
Senior Secured Notes due 2020 (1)	486,478		26,634		41,250		41,250		377,344
Non-cancelable operating leases (2)	106,865		27,534		33,993		27,081		18,257
Non-cancelable capital leases	8,635		2,221		4,441		1,973		—
Purchase commitments, gross (3)	249,375		249,375		—		—		—

Total contractual obligations	$1,575,068		$392,610		$342,022		$110,054		$730,382

Other Commitments:
Standby letters of credit	$534	$	n/a	$	n/a	$	n/a	$	n/a

Unrecognized tax benefits and related accrued interest (4)	$149,366	$	n/a	$	n/a	$	n/a	$	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.
(2)	Amount excludes contractual sublease income of $38.1 million, which consists of $6.4 million to be received in less than one year, $13.5 million to be received in one to three years, $14.1 million to be received in three to five years and $4.1 million to be received in more than five years.
(3)	Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers. Of this amount, we have accrued $2.4 million for estimated purchase commitments that we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.
(4)	As of April 30, 2011, we had a liability for unrecognized tax benefits of $145.9 million and a net accrual for the payment of related interest and penalties of $3.5 million. We expect to resolve the fiscal years 2004 through 2006 IRS audit during the next twelve months. As such, after we reach settlement with the IRS, we expect to record a corresponding adjustment to our unrecognized tax benefits. Due to availability of net operating losses and credits, the IRS audit settlement is not expected to result in a significant tax payment. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential decreases in underlying uncertain tax positions is between $0 and $16 million in the next twelve months.

Share Repurchase Program. As of November 29, 2007, our Board of Directors authorized a total of $800.0 million for the repurchase of our common stock. The purchases may be made, from time to time, in the open market or by privately negotiated transactions and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, our debt covenants and other factors, including alternative investment opportunities. Approximately $389.1 million remains authorized for future repurchases under this program as of April 30, 2011. We are subject to certain covenants relating to our borrowings that restrict the amount of our Company’s shares that we can repurchase. As of April 30, 2011, we can repurchase up to an additional $75 million of our Company’s shares under the terms of our Senior Secured Credit Facility, provided our consolidated senior secured leverage ratio as defined in the credit agreement is under 2.00. We made no repurchases for the six months ended April 30, 2011 due to prioritizing our use of cash for debt repayment.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of April 30, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Estimates

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the six months ended April 30, 2011 as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 30, 2010.

Impairment of goodwill and intangible assets. Goodwill is generated as a result of business combinations. We conduct our goodwill impairment test annually, as of the first day of the second fiscal quarter, or whenever events or changes in facts and circumstances indicate that the fair value of the reporting unit may be less than its carrying amount. Events which might indicate impairment include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in relationships with significant customers, and/or a significant decline in our stock price for a sustained period. Consistent with prior years, we performed our annual goodwill impairment test using measurement data as of the first day of the second fiscal quarter of 2011.

We apply a two-step approach in testing goodwill for impairment for each reporting unit, which we have determined to be at the operating segment level. The reporting units are determined by the components of our operating segments that constitute a business for which both (i) discrete financial information is available and (ii) segment management regularly reviews the operating results of that component. Our four reporting units are: Data Storage; Ethernet Switching & Internet Protocol (“IP”) Routing, which includes Open Systems Interconnection Reference Model (“OSI”) Layer 2-3 products; Application Delivery Products (“ADP”), which includes OSI Layer 4-7 products; and Global Services.

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

To determine the reporting unit’s fair values, we use the income approach, the market approach, or a combination thereof. The income approach provides an estimate of fair value based on discounted expected future cash flows. The market approach provides an estimate of the fair value of our four reporting units using various prices or market multiples applied to the reporting unit’s operating results and then applying an appropriate control premium. During our fiscal year 2011 annual goodwill impairment test under the first step, we used a combination of approaches to estimate reporting units’ fair values. We believed that at the time of impairment testing performed in second fiscal quarter of 2011, the income approach and the market approach were equally representative of a reporting unit’s fair value.

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

Based on our step one analysis results, we believe that all our reporting units pass the step one test and no further testing is required. However, because some of the inherent assumptions and estimates used in determining the fair value of these reportable segments are outside the control of management, changes in these underlying assumptions can adversely impact fair value. The sensitivity analysis below quantifies the impact of key assumptions on certain reporting units’ fair value estimates. The principal key assumptions impacting our estimates were (i) discount rates and (ii) DCF terminal value multipliers. As the discount rates, ultimately, reflect the risk of achieving reporting units’ revenue and cash flow projections, we do not believe that a separate sensitivity analysis for changes in revenue and cash flow projections is meaningful or useful.

The estimated fair value of ADP reporting unit exceeded its carrying value by approximately $34 million. The respective fair values of our remaining reporting units exceeded carrying value by significant amounts and were not subject to the sensitivity analysis presented below.

The following table summarizes the approximate impact that a change in principal key assumptions would have on the estimated fair value of ADP reporting unit, leaving all other assumptions unchanged:

	Change	Approximate Impact on Fair Value (In millions)	Excess of Fair Value over Carrying Value (In millions)

Discount rate	±1%	$(5) – 5	$ 29 – 39
DCF terminal value multiplier	±0.5x	$(6) – 6	$ 28 – 40

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

We are exposed to changes in interest rates as a result of our borrowings under our term loan. As of April 30, 2011, the weighted-average interest rate on the term loan was 7.0%, which represents the minimum interest rate under the credit agreement. The current market rates are such that a 1% increase in market rates would still result in a 7.0% interest rate on the term loan. However, based on outstanding principal indebtedness of $252.3 million under our term loan as of April 30, 2011, if market rates average 1% above the interest rate floor over the remaining term of the debt, which would result from an increase in market rates of approximately 3.3%, our interest expense would increase by approximately $4.5 million over the remaining term of the debt.

Our cash and cash equivalents are primarily maintained at five major financial institutions in the United States. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.

The Company did not have any material investments as of April 30, 2011 that is sensitive to changes in interest rates.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the six months ended April 30, 2011 were the Chinese yuan, the euro, the Japanese yen, the British pound, the Singapore dollar and the Swiss franc. We are primarily exposed to foreign currency fluctuations related to operating expenses and cost of inventory components denominated in currencies other than the U.S. dollar. As such, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures.

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

Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. As of April 30, 2011, we held $69.6 million in cash flow derivative instruments. The maximum length of time over which we are hedged as of April 30, 2011 is through January 10, 2012.

We have performed a sensitivity analysis as of April 30, 2011, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect at April 30, 2011. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material foreign exchange loss as of April 30, 2011.

Equity Price Risk

We had no investments in publicly traded equity securities as of April 30, 2011. The aggregate cost of our equity investments in non-publicly traded companies was $7.0 million as of April 30, 2011. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other-than-temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes.

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On April 29, 2011, the last business day of our second fiscal quarter of 2011, the last reported sale price of our common stock on the NASDAQ Global Select Market was $6.25 per share.

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

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The above-referenced acquisitions and business partnerships demonstrate the increasingly complex nature of relationships within the networking industry, especially as the IT industry migrates to cloud computing models. This trend has led the networking industry to introduce new solutions and technology architectures to support cloud computing. Brocade calls this category “Ethernet fabrics” and has introduced a new solution portfolio through the Brocade VDX 6720 Data Center Switch and the Brocade Virtual Cluster Switching (VCS) software. Brocade’s competitors also recently introduced new products focused on cloud computing such as Juniper Networks and its QFabric architecture. Other examples include Arista Networks, Avaya, Alacatel Lucent, Cisco and Force10 Networks who have all recently introduced solutions targeted at cloud computing users.

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

Brocade offers its products through new and expanded channels, including through resellers, distributors and direct, and its Ethernet products through OEMs, including IBM and Dell. However, these new and expanded channels may not generate much, if any, revenue opportunities for Brocade. Offerings through new channels may also require Brocade to make certain significant upfront or ongoing investments, such as Brocade’s recent increased investments in sales resources and the hiring of incremental new sales persons focused primarily on Brocade’s Ethernet networking products. These additional costs may not be recovered or may not provide the desired return on investment if the anticipated benefits are not ultimately successful. These costs may also be larger than anticipated if the expenses associated with this new channels strategy are greater than planned. If Brocade cannot successfully expand its sales channels, Brocade may fail to maintain or grow its business, which would negatively impact its financial results.

Additionally, Brocade has focused substantial resources to emphasize the Ethernet networking market through a channels strategy. This focus towards the Ethernet networking market may negatively impact Brocade’s other businesses such as its Data Storage networking products because management’s attention and limited resources such as employees may be reallocated away from Brocade’s Data Storage products and towards Ethernet products instead. Brocade must continually anticipate and respond to the needs of its distribution partners and their customers, and ensure that its products integrate with their solutions. Brocade’s failure to successfully manage its distribution relationships or the failure of its distribution partners to sell Brocade’s products could reduce Brocade’s revenues significantly. In addition, Brocade’s ability to respond to the needs of its distribution partners in the future may depend on third parties producing complementary products and applications for Brocade’s products. There can be no assurance that Brocade will be successful in expanding its go to market objectives. If Brocade fails to respond successfully to the needs of these groups, its business and financial results could be harmed.

The loss or delay of continued orders from any of Brocade’s more significant customers, such as the U.S. government or individual agencies within the U.S. government, or companies within the financial services, education and health sectors, could also cause its revenue and profitability to suffer. For example, if Brocade is unable to offer qualified products to such government customers due to regulations and requirements with respect to country of origin designation, or if Brocade experiences governmental procurement delays due to the timing of approval of the federal budget, budget reductions, or other reasons, Brocade’s revenue and operating results could be negatively impacted. In addition, a change in the mix of Brocade’s customers, or a change in the mix of direct and indirect sales, could adversely affect its revenue and gross margins.

Brocade’s future revenue growth depends on its ability to introduce new products and services on a timely basis and achieve market acceptance of these new products and services.

Developing new offerings requires significant upfront investments that may not result in revenue for an extended period of time, if at all. Brocade must achieve widespread market acceptance of Brocade’s new product and service offerings on a timely basis in order to realize the benefits of Brocade’s investments. The market for networking solutions, however, is characterized by rapidly changing technology, accelerating product introduction cycles, changes in customer requirements and evolving industry standards. Brocade’s future success depends largely upon its ability to address the rapidly changing needs of its customers by developing and supplying high-quality, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. This risk will likely become more pronounced as the networking markets become more competitive and as demand for new and improved technologies increases.

Examples of such technological developments include adoption of network attached storage and Internet Small Computer System Interface (“iSCSI”) in storage networks, which may displace existing solutions in actual customer implementations and may erode the total addressable market (“TAM”) for Fibre Channel products. Brocade recently introduced its newest portfolio of Fibre Channel switching products that support the new 16 Gigabits per second (Gbps) technology. The transition to this new Fibre Channel technology may be negatively impacted if customers accelerate their adoption of alternative storage networking technologies.

Brocade is also an early developer of, and the vendor who was first-to-market for, Ethernet fabrics based on the Brocade VDX 6720 and Brocade VCS software, which were built to provide the features necessary to support virtualization and private clouds. The success of Ethernet fabrics will depend on customers recognizing the need to upgrade their data center LANs to fabric-based architectures. Although Brocade plans to continue to invest in this area with new and enhanced Ethernet fabric solutions, Brocade’s future success would be negatively impacted if this technological transition does not occur at the anticipated rate or at all.

Other factors that may affect Brocade’s successful introduction of new product and service offerings include Brocade’s ability to:

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

In addition, to maintain Brocade’s gross margins, Brocade must maintain or increase the number of existing products shipped and develop and introduce new products and product enhancements with improved costs, and continue to reduce the overall manufacturing costs of Brocade’s products. While Brocade has successfully reduced the cost of manufacturing Brocade’s products in the past, Brocade may not be able to continue to reduce cost of production at historical rates. Moreover, most of Brocade’s expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, Brocade may not be able to decrease its spending quickly enough or in sufficient amounts to offset any unexpected shortfall in revenues. If this occurs, Brocade could incur losses and Brocade’s operating results and gross margins could be below expectations. Additionally, Brocade’s gross margins may be negatively affected by fluctuations in manufacturing volumes, component costs, foreign currency exchange rates, the mix of product configurations sold and the mix of distribution channels through which its products are sold. In addition, if product or related warranty costs associated with Brocade’s products are greater than previously experienced, Brocade’s gross margins may also be adversely affected. Brocade has also announced its plans to increase non-GAAP gross margins for its Ethernet products by a combination of initiatives, including new product introductions with improved gross margins, normalized pricing, inventory management and increased product volumes. If Brocade is not able to successfully execute on one or more of these on-going initiatives, gross margin improvements may not be realized.

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

Brocade’s ability to accurately forecast demand also may become increasingly more difficult as Brocade introduces new or enhanced products, begins phasing out certain products, or acquires other companies or businesses. Both forecasting demand for products that are nearing end of life or are being replaced by new versions, and decreasing production on the older products and ramp up production on the new products, may be difficult. Brocade may be unable to obtain adequate supply of new product components and/or manufacturing capacity from its contract manufacturers to meet customers’ delivery requirements that may negatively impact revenues. Brocade may also accumulate excess inventories that may negatively impact gross margins due to write-downs for excess and/or obsolete inventory.

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

Brocade carries a substantial amount of acquired intangible assets, goodwill and deferred tax assets on its balance sheet. The goodwill and acquired intangibles predominately relate to the Ethernet business in connection with Brocade’s acquisition of Foundry in December 2008. As a result of the Foundry acquisition, Brocade reorganized into four operating segments, of which two are individually reportable segments: Data Storage and Global Services; and the two other operating segments, Ethernet Switching & IP Routing and ADP, combine to form a third reportable segment: Ethernet Products. Brocade’s determination of fair value of long-lived assets relies on management’s assumptions of future revenues, operating costs, and other relevant factors. In response to changes in industry and market conditions, Brocade may elect to realign its resources strategically and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in, or dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Similarly, if management’s estimates of future operating results change or if there are changes to other assumptions, such as the discount rate applied to future cash flows, the estimate of the fair value of Brocade’s reporting units could change significantly, which could result in goodwill impairment charges. Brocade’s estimates with respect to the useful life or ultimate recoverability of Brocade’s carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Brocade is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings. Brocade conducted its annual goodwill impairment test during the second fiscal quarter of 2011, and determined that no impairment needed to be recorded (see Note 3, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements, and sensitivity analysis performed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations). If future goodwill impairment tests result in a charge to earnings, our financial results would be adversely affected.

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

Brocade competes in markets that are frequently subject to claims and related litigation regarding patent and other intellectual property (“IP”) rights. From time to time, third parties have asserted patent, copyright, trade secret, and/or other IP-related claims against Brocade and/or employees of Brocade. These claims may be, and have been in the past, made against Brocade’s products and services, subcomponents of its products, methods performed by its products or used in its operations, or uses of its products by its customers, or may concern Brocade’s hiring of a former employee of the third party claimant. Brocade and companies acquired by Brocade, such as Foundry, have in the past incurred, are currently incurring, and will in the future incur, substantial expenses to defend against such third-party claims. For instance, Brocade currently is defending patent-related lawsuits, including lawsuits filed by A10 Networks, Inc., Enterasys Networks, Inc. and Chrimar Systems, Inc. Brocade’s suppliers and customers also may be subject to third party IP claims, which could negatively impact their ability to supply Brocade or their willingness to purchase from Brocade. In addition, Brocade may be subject to claims and indemnification obligations with respect to third-party IP rights pursuant to Brocade agreements with suppliers, OEM and channel partners or customers. The opposing litigants and other third party asserters of such IP claims may be unreasonable in their demands, or may simply refuse to settle, which could lead to expensive settlement payments, prolonged periods of litigation expenses, additional burden on employees or other resources, distraction from Brocade’s business initiatives and operations, component supply stoppages and lost sales. In the event of an adverse determination, Brocade could incur substantial monetary liability and be prohibited from utilizing certain IP or technology, hiring certain people, selling, shipping, importing or servicing certain products or incorporating necessary components into Brocade’s products. Suppliers of components or OEM systems to Brocade may be unwilling to, or not be able to, defend or indemnify Brocade against third-party assertions directed at, or based in part on, the components or systems they supply to Brocade, and may be unwilling to take licenses that would assure Brocade’s supply of such components or OEM systems. Suppliers subject to third party IP claims also may choose to, or be forced by litigation to, discontinue or alter components or services supplied to Brocade, with little or no advance notice to Brocade. Customers may perceive such third-party IP claims as risks, and may, as a result, be less willing to do business with Brocade. Such claims or litigation could also negatively impact Brocade’s recruiting efforts or ability to retain its employees. Any of the above scenarios could have a material adverse effect on Brocade’s financial position, results of operations, cash flows, and future business prospects.

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

Brocade relies on a combination of patent, copyright, trademark and trade secret laws, and measures such as physical and operational security and contractual restrictions, to protect its intellectual property rights in its proprietary technologies, but none of these methods of protection may be entirely reliable, due to, for instance, employee hiring and turnover, geographic dispersion of employees, technology disclosures with suppliers, customers, and partners, unpredictable events, misappropriation or negligence, operations in various countries that do not have well-established or reliable enforcement institutions or customs, and other aspects of doing business on the scale of Brocade’s operations. The measures Brocade has taken to protect its intellectual property rights in its proprietary technologies may prove inadequate, which could result in a loss of IP rights. Brocade attempts to identify its technological developments for assessment of whether to file patent applications, but there can be no assurance that all patentable technological developments will be captured in patent applications. Further, although Brocade has patent applications pending, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect its technology. Further, physical and operational security can be adversely affected, and associated policies and training rendered ineffective, by employee attitudes, carelessness or disregard for policies, malfeasors or changes in technology, such as the now-near-ubiquitous availability of portable memory devices. In addition, due to less developed IP regimes in certain jurisdictions, Brocade may not be able to protect fully its IP as Brocade expands its operations globally.

Brocade is dependent on sole source and limited source suppliers for certain key components, the loss of which may significantly impact results of operations.

Although Brocade uses standard parts and components for its products where possible, Brocade’s contract manufacturers currently purchase, on Brocade’s behalf, several key components used in the manufacture of its products from single or limited supplier sources. Brocade’s single source components include, but are not limited to, its application-specific integrated circuits (“ASICs”) and Brocade’s principal limited source components include memory, certain oscillators, microprocessors, certain connectors, certain logic chips, power supplies, programmable logic devices, printed circuit boards, certain optical components, packet processors and switching fabrics. Brocade generally acquires these components through purchase orders and has no long-term commitments regarding supply or pricing with such suppliers. If Brocade is unable to obtain these and other components when required, or if Brocade experiences component defects, Brocade may not be able to deliver Brocade’s products to Brocade’s customers in a timely manner and may be required to repair or retro-fit products previously delivered to customers at significant expense to Brocade. In addition, a challenging economic or industry environment could cause some of these sole source or limited source suppliers to delay or halt production or to go out of business or be acquired by third parties, which could result in a disruption in Brocade’s supply chain. Brocade’s supply chain could also be disrupted in a variety of other circumstances that may impact its suppliers and partners, including adverse results from intellectual property litigation or natural disasters. As a result, Brocade’s business and financial results could be harmed. For example, the recent earthquake, tsunami and subsequent nuclear reactor issues in Japan in March 2011 could negatively impact Brocade’s supply chain. Although Brocade does not anticipate any immediate supply chain impact and continues to monitor the potential longer-term impact, certain limited components supplied for Brocade products are manufactured in Japan, which could pose some risk to Brocade’s supply chain.

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

Brocade’s success depends, to a significant degree, upon the continued contributions of key management, engineering, sales and other talent, many of whom would be difficult to replace. Brocade is focused on increasing revenue and intends to continue to expand its direct sales force by hiring highly skilled sales talent globally. Brocade believes its future success depends, in large part, upon Brocade’s ability to effectively attract highly skilled sales talent in addition to managerial, engineering and other talent, and on the ability of management to operate effectively, both individually and as a group, in geographically diverse locations. There is a limited number of qualified talent in each applicable market and competition for such talent has become much more aggressive. Other companies in our industry and geographic regions are recruiting from the same limited talent pool which creates further compression on the availability of qualified talent. In particular, Brocade operates in various locations with highly competitive labor markets including Bangalore, India and San Jose, California, as well as certain emerging labor markets, such as the Eastern European and Latin American markets. Brocade may experience difficulty in hiring qualified talent with skills in areas such as sales, ASICs, software, system and test, product management, marketing, service, customer support and key management.

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

Information technology spending is subject to cyclical and uneven fluctuations. It can be difficult to predict the degree to which the seasonality and uneven sales patterns of Brocade’s OEM partners or other customers will affect Brocade’s business in the future, particularly as Brocade releases new products. While Brocade’s first and fourth fiscal quarters have typically been seasonally stronger quarters than its second and third fiscal quarters, particularly for storage networking products, future buying patterns may differ from historical seasonality. In addition, the Federal budget for government IT spending can be subject to delay, reductions and uncertainty from time to time due to political and legislative volatility, which can cause Brocade’s financial results to fluctuate unevenly and unpredictably.

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

A significant portion of Brocade’s sales occur in international jurisdictions. In addition, Brocade’s contract manufacturers have significant operations in China. Brocade plans to continue to expand its international operations and sales activities. Brocade’s international sales of its Ethernet networking products have primarily depended on a variety of its resellers, including Avnet Technology Solutions and Computacenter AG & Co. oHG in Europe, Net One Systems in Japan and Samsung Corporation in Korea. The failure by international resellers to sell Brocade’s products could limit its ability to sustain and grow revenue. Maintenance or expansion of international operations involves inherent risks that Brocade may not be able to control, including:

•	Exposure to economic instability or fluctuations in international markets that could cause customer reductions in IT spending;

•	Exposure to inflationary risks in China and the continuing sovereign debt risk in Europe;

•	Reduced or limited protection of intellectual property rights, particularly in jurisdictions that have less developed intellectual property regimes such as China and India;

•	Managing research and development teams in geographically diverse locations, including teams divided between the United States and India;

•	Significant wage inflation in certain growing economies such as India;

•	Increased exposure to foreign currency exchange rate fluctuations, including the appreciation of foreign currencies such as the Chinese yuan or European Union’s euro;

•	Communicating effectively across multiple geographies, cultures and languages;

•	Recruiting sales and technical support personnel with the skills to design, manufacture, sell and support Brocade’s products in international markets;

•	Complying with governmental regulation of encryption technology and regulation of imports and exports, including obtaining required import or export approval for its products;

•	Increased complexity and costs of managing international operations;

•	Commercial laws and business practices that favor local competition;

•	Multiple, potentially conflicting, and changing governmental laws, regulations and practices, including differing export, import, tax, labor, anti-bribery and employment laws;

•	Longer sales cycles and manufacturing lead times;

•	Increased complexity and cost of providing customer support and maintenance for international customers;

•	Difficulties in collecting accounts receivable; and

•	Increased complexity of logistics and distribution arrangements.

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

Brocade has in the past acquired, or made strategic investments in, other companies, products or technologies, and Brocade expects to make additional acquisitions and strategic investments in the future. One example was Brocade’s acquisition of Foundry in December 2008. Brocade may not realize the anticipated benefits of any of its acquisitions or strategic investments, which involve numerous risks, including:

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

Brocade is subject to periodic audits or other reviews by such governmental agencies. For example, Brocade is under examination by the IRS for its domestic federal income tax return for the fiscal years 2004 through 2008. In addition, Foundry’s California income tax returns for calendar years 2006 and 2007 are currently being examined by the California Franchise Tax Board. All these examination cycles remain open as of April 30, 2011. Brocade resolved its California income tax audit for the years ended October 25, 2003 and October 30, 2004. To the extent carryforwards from these years are used in the future, the California Franchise Tax Board has the right to audit the carryforward amounts. The SEC also periodically reviews Brocade’s public company filings. Any such examination or review frequently requires management’s time and diversion of internal resources and, in the event of an unfavorable outcome, may result in additional liabilities or adjustments to Brocade’s historical financial results.

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

Brocade’s operations and the operations of its suppliers, contract manufacturers and customers are vulnerable to interruptions by fire, earthquake, tsunami, nuclear reactor leak, hurricane, power loss, telecommunications failure and other events beyond Brocade’s control. For example, a substantial portion of Brocade’s facilities, including its corporate headquarters, is located near major earthquake faults. Brocade does not have multiple site capacity for all of its services in the event of any such occurrence. In the event of a major earthquake, such as the recent events in Japan, Brocade could experience business interruption, destruction of facilities and loss of life. Brocade carries a limited amount of earthquake insurance, which may not be sufficient to cover earthquake-related losses, and has not set aside funds or reserves to cover other potential earthquake-related losses. Additionally, major public health issues such as an outbreak of a pandemic or epidemic may interrupt business operations in those geographic regions affected by that particular health issue. In addition, one of Brocade’s contract manufacturers has a major facility located in an area that is subject to hurricanes. In the event that a material business interruption occurs that affects Brocade, its suppliers, contract manufacturers or customers, shipments could be delayed and Brocade’s business and financial results could be harmed. Despite Brocade’s implementation of network security measures, its servers may be vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with its computer systems. Brocade may not carry sufficient insurance to compensate for losses that may occur as a result of any of these events.

Brocade relies on licenses from third parties and the loss or inability to obtain any such license could harm its business.

Many of Brocade’s products are designed to include software or other IP licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products, Brocade believes that, based upon past experience and standard industry practice, such licenses generally can be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses will be available on acceptable terms, if at all. Brocade’s inability to obtain certain licenses or other rights on favorable terms could have an adverse effect on Brocade’s business, operating results and financial condition, including its ability to continue to distribute or support effected products. In addition, if Brocade fails to carefully manage the use of “open source” software in Brocade’s products, Brocade may be required to license key portions of Brocade’s products on a royalty-free basis or expose key parts of source code, or to commence costly product redesigns, which could result in a loss of IP rights, product performance degradation or delay in shipping products to customers.

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

Upon completion of the acquisition of Foundry in December 2008, Brocade increased its indebtedness by approximately $1.1 billion in Senior Secured Credit Facility for a total indebtedness of approximately $1.3 billion. As of April 30, 2011, Brocade owed $600 million of Senior Secured Notes and approximately $252 million under the Senior Secured Credit Facility (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). While the amount of the debt has been refinanced and reduced in part, the financial and other covenants agreed to by Brocade in connection with such indebtedness and the increased indebtedness and higher debt-to-equity ratio of Brocade in comparison to that of Brocade on a recent historical basis will have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions and increasing borrowing costs, and may adversely affect Brocade’s operations and financial results. The increased indebtedness may also adversely affect Brocade’s ability to access sources of capital or incur certain liens. In addition, Brocade’s failure to comply with these covenants could result in a default under the applicable debt financing agreements, which could permit the holders to accelerate such debt or demand payment in exchange for a waiver of such default. If any of Brocade’s debt is accelerated, Brocade may not have sufficient funds available to repay such debt. The current debt under the Senior Secured Credit Facility has a floating interest rate and an increase in interest rates may negatively impact Brocade’s financial results. The mandatory debt repayment schedule on the Senior Secured Credit Facility may negatively impact Brocade’s cash position and reduce Brocade’s financial flexibility. In addition, any negative changes by rating agencies to Brocade’s credit rating may negatively impact the value and liquidity of Brocade’s debt and equity securities and Brocade’s ability to access sources of capital.

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

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)

3.2	Certificates of Correction and Corrected Amended and Restated Certificate of Incorporation effective as of June 1, 2009 (incorporated by reference to Exhibit 3.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended May 2, 2009)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation effective as of April 13, 2010 (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on April 13, 2010)

3.4	Amended and Restated Bylaws of the Registrant effective as of April 13, 2010 (incorporated by reference to Exhibit 3.2 from Brocade’s Form 8-K filed on April 13, 2010)

3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

3.6	Certificate of Elimination of Series A Participating Preferred Stock of Brocade (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 16, 2007)

4.1	Form of Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

4.2	Indenture, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, governing the 2018 Notes (incorporated by reference to Exhibit 4.1 from Brocade’s Form 8-K filed on January 26, 2010)

4.3	Indenture, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, governing the 2020 Notes (incorporated by reference to Exhibit 4.2 from Brocade’s Form 8-K filed on January 26, 2010)

10.1*/**	2009 Employee Stock Purchase Plan, as amended and restated March 9, 2011

10.2**	Statement of Work #9, dated April 8, 2011, to Goods Agreement between International Business Machines and Brocade

10.3*/**	French Sub-Plan under the 2009 Stock Plan and related forms of agreements

31.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management compensatory plan, contract or arrangement
**	Filed herewith
***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brocade Communications Systems, Inc.

Date: June 1, 2011	By:	/s/ Richard Deranleau
Richard Deranleau
Chief Financial Officer