Form 10-Q
period 2011-06-30
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2011-09-02
CIK 1009626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 30, 2011

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

The number of shares outstanding of the registrant’s common stock as of August 26, 2011 was 490,636,405 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED July 30, 2011

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(In thousands, except per share amounts)
Net revenues
Product	$414,298	$415,441	$1,328,821	$1,272,207
Service	88,552	88,811	268,148	270,316

Total net revenues	502,850	504,252	1,596,969	1,542,523
Cost of revenues (1)
Product (1)	149,321	175,392	498,012	502,211
Service (1)	47,002	43,439	142,939	132,467

Total cost of revenues	196,323	218,831	640,951	634,678

Gross margin
Product	264,977	240,049	830,809	769,996
Service	41,550	45,372	125,209	137,849

Total gross margin	306,527	285,421	956,018	907,845
Operating expenses:
Research and development	87,320	85,884	270,669	265,317
Sales and marketing (1)	153,345	134,793	462,991	388,871
General and administrative	16,617	17,540	53,176	49,719
Legal fees associated with indemnification obligations and other related costs, net	—	(74)	124	504
Amortization of intangible assets	15,023	16,190	46,236	49,433
Acquisition and integration costs	—	—	—	204

Total operating expenses	272,305	254,333	833,196	754,048

Income from operations	34,222	31,088	122,822	153,797
Interest and other income (loss), net	(673)	(1,399)	(297)	(2,231)
Interest expense	(42,066)	(22,061)	(84,357)	(63,656)
Gain (loss) on sale of investments and property, net	154	(24)	137	(8,599)

Income (loss) before income tax benefit	(8,363)	7,604	38,305	79,311
Income tax benefit	(10,300)	(14,926)	(16,629)	(14,985)

Net income	$1,937	$22,530	$54,934	$94,296

Net income per share — basic	$0.00	$0.05	$0.12	$0.21

Net income per share — diluted	$0.00	$0.05	$0.11	$0.20

Shares used in per share calculation — basic	483,744	449,489	474,020	443,795

Shares used in per share calculation — diluted	509,548	481,863	500,741	481,764

(1)	The three and nine months ended July 31, 2010 are as adjusted due to the reclassification of system engineer costs from cost of revenues to sales and marketing expenses. See Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 30, 2011	October 30, 2010
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$472,559	$333,984
Short-term investments	781	1,998

Total cash, cash equivalents and short-term investments	473,340	335,982
Accounts receivable, net of allowances of $8,377 and $6,721 at July 30, 2011 and October 30, 2010, respectively	296,030	317,363
Inventories	78,430	76,808
Deferred tax assets	80,719	70,296
Prepaid expenses and other current assets	63,653	65,017

Total current assets	992,172	865,466
Property and equipment, net	534,179	539,117
Goodwill	1,635,499	1,644,950
Intangible assets, net	254,364	344,000
Non-current deferred tax assets	226,267	203,454
Other assets	38,444	48,203

Total assets	$3,680,925	$3,645,190

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$115,476	$147,130
Accrued employee compensation	89,310	91,688
Deferred revenue	197,330	185,623
Current liabilities associated with facilities lease losses	2,168	5,992
Current portion of capital lease obligations	1,839	1,761
Current portion of term loan	48,552	28,779
Other accrued liabilities	77,653	107,957

Total current liabilities	532,328	568,930
Non-current capital lease obligations, net of current portion	5,392	6,782
Term loan, net of current portion	187,854	297,118
Senior Secured Notes	595,692	595,373
Non-current liabilities associated with facilities lease losses	2,601	3,984
Non-current deferred revenue	66,835	65,242
Non-current income tax liability	63,372	61,421
Other non-current liabilities	10,371	8,671

Total liabilities	1,464,445	1,607,521

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 490,000 and 461,291 shares at July 30, 2011 and October 30, 2010, respectively	490	461
Additional paid-in capital	2,174,341	2,047,563
Accumulated other comprehensive loss	(5,757)	(2,827)
Retained earnings (Accumulated deficit)	47,406	(7,528)

Total stockholders’ equity	2,216,480	2,037,669

Total liabilities and stockholders’ equity	$3,680,925	$3,645,190

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	July 30, 2011	July 31, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$54,934	$94,296
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits or detriments from stock-based compensation	81	(5,318)
Depreciation and amortization	155,453	148,106
Loss on disposal of property and equipment	2,046	9,838
Amortization of debt issuance costs and original issue discount	11,924	16,419
Write-off of debt issuance costs and original issue discount on debt extinguishment	25,465	—
Net gains on investments	(348)	(224)
Provision for doubtful accounts receivable and sales allowances	8,057	8,706
Non-cash compensation expense	63,405	76,351
Capitalization of interest cost	—	(7,755)
Changes in assets and liabilities:
Restricted cash	—	12,502
Accounts receivable	13,802	(5,980)
Inventories	(2,931)	(15,373)
Prepaid expenses and other assets	(4,069)	16,629
Deferred tax assets	23	(281)
Accounts payable	(31,874)	(30,122)
Accrued employee compensation	(22,184)	(97,970)
Deferred revenue	13,299	12,503
Other accrued liabilities	(38,877)	(31,405)
Liabilities associated with facilities lease losses	(5,207)	(8,832)

Net cash provided by operating activities	242,999	192,090

Cash flows from investing activities:
Purchases of short-term investments	(38)	(41)
Proceeds from maturities and sale of short-term investments	1,604	1,788
Proceeds from sale of property	—	30,185
Purchases of property and equipment	(76,661)	(155,970)

Net cash used in investing activities	(75,095)	(124,038)

Cash flows from financing activities:
Payment of debt issuance fees related to the Senior Secured Notes	—	(3,665)
Payment of principal related to the revolving credit facility	—	(14,050)
Payment of principal related to the convertible subordinated debt	—	(172,500)
Payment of principal related to the term loan	(309,897)	(552,808)
Payment of fees related to the term loan	(1,090)	—
Proceeds from term loan	198,949	—
Common stock repurchases	(10,044)	(25,004)
Payment of principal related to capital leases	(1,311)	(494)
Proceeds from Senior Secured Notes	—	587,968
Proceeds from issuance of common stock, net	93,333	69,883
Excess tax benefits or detriments from stock-based compensation	(81)	5,318

Net cash used in financing activities	(30,141)	(105,352)

Effect of exchange rate fluctuations on cash and cash equivalents	812	(4,356)

Net increase (decrease) in cash and cash equivalents	138,575	(41,656)
Cash and cash equivalents, beginning of period	333,984	334,193

Cash and cash equivalents, end of period	$472,559	$292,537

Supplemental schedule of non-cash investing and financing activities:
Acquisition of property and equipment through capital leases	$—	$9,127

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Brocade Communications Systems, Inc. (“Brocade” or the “Company”) has prepared the accompanying Condensed Consolidated Financial Statements as of July 30, 2011 and for the three and nine months ended July 30, 2011 and July 31, 2010, without audit, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The October 30, 2010 Condensed Consolidated Balance Sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2010.

In the opinion of management, all adjustments (which include only normal recurring adjustments, except as otherwise indicated) necessary to present a fair statement of financial position as of July 30, 2011, results of operations for the three and nine months ended July 30, 2011 and July 31, 2010, and cash flows for the nine months ended July 30, 2011 and July 31, 2010, have been made. The results of operations for the three and nine months ended July 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Use of Estimates in Preparation of Condensed Consolidated Financial Statements

The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, revenue recognition, sales allowances and programs, allowance for doubtful accounts, stock-based compensation, purchase price allocations, warranty obligations, inventory valuation and purchase commitments, restructuring costs, facilities lease losses, impairment of goodwill and intangible assets, litigation, income taxes and investments. Actual results may differ materially from these estimates.

Reclassification

During fiscal year 2010, we reviewed our cost classification, primarily related to our system engineer (“SE”) costs that were previously classified within cost of revenues. The SE’s primary role has migrated over time from assisting with customer support to primarily performing pre-sales activity to generate future business, which was enabled by the growth of our support organization, such that in 2010 the majority of the SE’s time was spent on pre-sales activity. As a result of this change, we reclassified the SE costs within our Consolidated Statements of Income starting in fiscal year 2010. These costs are now presented within sales and marketing expenses, as opposed to cost of revenues. The three and nine months ended July 31, 2010 reflect the reclassification of $33.7 million and $97.6 million, respectively, of SE costs from cost of revenues to sales and marketing expenses. These reclassifications did not impact revenues, income from operations, net income or earnings per share for 2010.

Correction of Immaterial Error

The Company’s prior period financial results, including the three and nine months ending July 31, 2010 and six months ending April 30, 2011, have been adjusted to reflect an immaterial correction. During the third fiscal quarter of 2011, the Company identified an error in its accounting for certain sales discounts that impacted multiple prior periods and that had accumulated to an amount of $14.0 million. The Company concluded that the error was not material to any of its prior period financial statements under the applicable guidance for accounting changes and error corrections. The correction resulted in immaterial changes to sales discounts and allowances which affected net revenues during the fiscal years prior to 2009 and including 2009 and 2010 and the six months ended April 30, 2011, resulting in an overstatement of net revenues in some periods and an understatement in other periods. Although the error was and continues to be immaterial to prior periods, because of the impact of the cumulative out-of-period correction in the third fiscal quarter of 2011, the Company applied the guidance for accounting changes and error corrections and revised its prior period financial statements presented.

As a result of the revisions, net revenues were increased by $0.7 million for the three months ended July 31, 2010, and decreased by $1.5 million and $1.8 million for the nine months ended July 31, 2010 and six months ended April 30, 2011, respectively. Net current assets and stockholders’ equity were decreased by $8.6 million, net of tax effect, as of October 30, 2010. Additionally, after tax effects, net income increased by $0.6 million for the three months ended July 31, 2010, and decreased by $1.1 million and $1.8 million for the nine months ended July 31, 2010 and six months ended April 30, 2011, respectively.

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies for the nine months ended July 30, 2011 as compared to those disclosed in Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2010.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update to ASC 220 Comprehensive Income (“ASC 220”): Presentation of Comprehensive Income. The amendments from this update will result in more converged guidance on how comprehensive income is presented under U.S. GAAP and International Financial Reporting Standards (“IFRS”). With this update to ASC 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those alternatives is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update eliminates that option. The update to ASC 220 should be applied retrospectively and will be adopted by the Company in the first quarter of fiscal year 2013. The Company does not expect the adoption of ASC 220 to have a material impact on its financial position, results of operations or cash flows.

In May 2011, the FASB issued an update to ASC 820 Fair Value Measurement (“ASC 820”): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments result in common fair value measurement and disclosure requirements under U.S. GAAP and IFRS. The update also provides for certain changes in current U.S. GAAP disclosure requirements, for example with respect to the measurement of level 3 assets and for measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity. The update to ASC 820 should be applied prospectively and it will be adopted by the Company in the second quarter of fiscal year 2012. The Company is currently evaluating the impact of the update but does not expect the adoption of ASC 820 to have a material impact on its financial position, results of operations or cash flows.

In December 2010, the FASB issued an update to ASC 350 Intangibles — Goodwill and Other (“ASC 350”): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The update requires an entity with reporting units that have carrying amounts that are zero or negative to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by Section 350-20-35. This update to ASC 350 will be adopted by the Company in the first quarter of fiscal year 2012. The Company is currently evaluating the impact of the update, but does not expect the adoption of ASC 350 to have a material impact on its financial position, results of operations or cash flows.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company’s cash, cash equivalents and short-term investments are primarily maintained at five major financial institutions in the United States. Deposits held with banks may be redeemed upon demand and may exceed the amount of insurance provided on such deposits.

A majority of the Company’s accounts receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of July 30, 2011, three customers accounted for 18%, 12% and 12%, respectively, of total accounts receivable. As of October 30, 2010, three customers accounted for 17%, 14% and 10%, respectively, of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances, and other allowances.

For the three months ended July 30, 2011, three customers each represented 10% or more of the Company’s total net revenues for a combined total of 43% of total net revenues (of which individual customers representing greater than 10% of total net revenues represented 16%, 15% and 12% of total net revenues, respectively). For the three months ended July 31, 2010, three customers each represented 10% or more of the Company’s total net revenues for a combined total of 44% of total net revenues (of which individual customers representing greater than 10% of total net revenues represented 17%, 15% and 12% of total net revenues, respectively).

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

3. Goodwill and Intangible Assets

The following table summarizes goodwill activity by reportable segment during the nine months ended July 30, 2011 (in thousands):

	Data Storage Products	Ethernet Products	Global Services	Total
Balance at October 30, 2010
Goodwill	$176,989	$1,356,704	$157,089	$1,690,782
Accumulated impairment losses	—	(45,832)	—	(45,832)

	176,989	1,310,872	157,089	1,644,950

Tax and other adjustments during the nine months ended July 30, 2011 (1)	(21)	(9,430)	—	(9,451)

Balance at July 30, 2011
Goodwill	$176,968	$1,347,274	$157,089	$1,681,331
Accumulated impairment losses	—	(45,832)	—	(45,832)

	$176,968	$1,301,442	$157,089	$1,635,499

(1)	The goodwill adjustment of $9.5 million was primarily a result of tax benefit from the exercise of stock awards of acquired companies.

The Company conducts its goodwill impairment test annually, as of the first day of the second fiscal quarter, or whenever events or changes in facts and circumstances indicate that the fair value of the reporting unit may be less than its carrying amount. For the annual goodwill impairment test, the Company uses the income approach, the market approach or a combination thereof, to determine each reporting unit’s fair value. The income approach provides an estimate of fair value based on discounted expected future cash flows (“DCF”). The market approach provides an estimate of fair value using various prices or market multiples applied to the reporting unit’s operating results and then applying an appropriate control premium. During the fiscal year 2011 annual goodwill impairment test under the first step, the Company used a combination of approaches to estimate each reporting unit’s fair value. The Company believed that at the time of impairment testing performed in second fiscal quarter of 2011, the income approach and the market approach were equally representative of a reporting unit’s fair value.

Determining the fair value of a reporting unit or an intangible asset requires judgment and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain. Estimates and assumptions with respect to the determination of the fair value of its reporting units using the income approach include, among other inputs:

•	The Company’s operating forecasts;

•	Revenue growth rates; and

•	Risk-commensurate discount rates and costs of capital.

The Company’s estimates of revenues and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of the Company’s regular long-range planning process. The control premium used in market or combined approaches is determined by considering control premiums offered as part of the acquisitions that have occurred in the reporting units’ comparable market segments. Based on goodwill impairment analysis results during the second fiscal quarter of 2011, the Company determined that no impairment needed to be recorded. During the three months ended July 30, 2011, there were no facts and circumstances that indicated that the fair value of the reporting units may be less than their current carrying amount.

Intangible assets other than goodwill are amortized on a straight-line basis over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The following tables present details of the Company’s intangible assets (in thousands, except for weighted-average remaining useful life):

July 30, 2011	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$13,941	$11,381	$2,560	8.51
Core/developed technology	338,158	231,956	106,202	2.09
Customer relationships	364,981	219,379	145,602	2.56

Total intangible assets	$717,080	$462,716	$254,364	2.42

October 30, 2010	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$13,941	$11,150	$2,791	9.24
Core/developed technology	338,158	189,643	148,515	2.75
Customer relationships	364,981	172,287	192,694	3.23

Total intangible assets	$717,080	$373,080	$344,000	3.07

The following table presents the amortization of intangible assets included on the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Cost of revenues	$14,466	$14,467	$43,400	$46,783
Operating expenses	15,023	16,190	46,236	49,433

Total	$29,489	$30,657	$89,636	$96,216

The following table presents the estimated future amortization of intangible assets as of July 30, 2011 (in thousands):

Estimated
Future
Fiscal Year	Amortization
2011 (remaining three months)	$30,134
2012	107,062
2013	94,057
2014	16,816
2015	1,449
Thereafter	4,846

Total	$254,364

4. Balance Sheet Details

The following table provides details of selected balance sheet items (in thousands):

	July 30, 2011	October 30, 2010
Accounts Receivable:
Accounts receivable	$304,407	$324,084
Allowance for doubtful accounts	(2,644)	(1,838)
Sales allowances	(5,733)	(4,883)

Total	$296,030	$317,363

Inventories:
Raw materials	$26,969	$19,384
Finished goods	51,461	57,424

Total	$78,430	$76,808

Property and equipment, net:
Computer equipment and software	$52,567	$47,949
Engineering and other equipment	344,842	296,383
Furniture and fixtures (2)	28,706	28,283
Leasehold improvements	22,065	20,908
Land and building (3)	384,700	381,480

Subtotal	832,880	775,003
Less: Accumulated depreciation and amortization (1)	(298,701)	(235,886)

Total	$534,179	$539,117

Other accrued liabilities:
Income taxes payable	$11,850	$10,047
Accrued warranty	7,944	5,980
Inventory purchase commitments	4,719	4,930
Accrued sales programs	30,523	26,806
Accrued expenses	11,636	53,616
Others	10,981	6,578

Total	$77,653	$107,957

(1)	The following table presents the depreciation and amortization of property and equipment included on the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Depreciation expense	$21,731	$19,836	$65,817	$51,890

(2)	Furniture and fixtures include the following amounts under leases as of July 30, 2011 and October 30, 2010 (in thousands):

	July 30, 2011	October 30, 2010
Cost	$10,613	$10,632
Accumulated depreciation	(1,752)	(615)

Total	$8,861	$10,017

(3)	In connection with the purchase of property located in San Jose, California, the Company obtained a four-year option, exercisable at its sole discretion through May 22, 2012, to purchase a fourth unimproved approximate four acre parcel for a fixed price of approximately $26.0 million.

Trade Receivables Factoring Facility

In April 2010, the Company entered into a trade receivables factoring facility with a financial institution to sell certain of its trade receivables from customers with limited, non-credit related, recourse provisions. The sale of receivables eliminates the credit exposure of the Company in relation to these receivables. The Company pays facility administration fees to the financial institution on a quarterly basis. Under the terms of the factoring agreement, the maximum available amount of the factoring facility outstanding at any one time is $50.0 million, which is subject to change based on the financial institution’s approval. During the three and nine months ended July 30, 2011, $20.6 million and $50.5 million, respectively, of trade receivables were sold under the terms of the factoring facility. During the three and nine months ended July 31, 2010, $17.9 million and $37.3 million, respectively, of trade receivables were sold under the terms of the factoring facility. Sales of trade receivables are recorded as a reduction of trade accounts receivable. The discounts on the sale of receivables for the three and nine months ended July 30, 2011 and the three and nine months ended July 31, 2010 were immaterial and are included in “Interest and other income (loss), net” on the Condensed Consolidated Statements of Income. Facility administration fees for the three and nine months ended July 30, 2011 and the three and nine months ended July 31, 2010 were immaterial and are included in “General and administrative expenses” on the Condensed Consolidated Statements of Income.

5. Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
July 30, 2011
Corporate bonds	$781	$—	$—	$781

October 30, 2010
Corporate bonds	$1,998	$—	$—	$1,998

As of July 30, 2011 and October 30, 2010, the Company had no unrealized holding gains/losses on investments. Net unrealized holding gains or losses on investments, if any, are included in accumulated other comprehensive loss in the accompanying Condensed Consolidated Balance Sheets.

6. Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing the asset or liability. The Company applies fair value measurements for both financial and nonfinancial assets and liabilities. The Company has no nonfinancial assets and liabilities that are required to be measured at fair value on a recurring basis as of July 30, 2011.

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

Assets and liabilities measured at fair value on a recurring basis as of July 30, 2011 were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of July 30, 2011	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$89,168	$89,168	$—	$—
Corporate bonds	781	—	781	—
Derivative assets	3,941	—	3,941	—

Total assets measured at fair value	$93,890	$89,168	$4,722	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Assets and liabilities measured at fair value on a recurring basis as of October 30, 2010 were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of October 30, 2010	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$92,981	$92,981	$—	$—
Corporate bonds	1,998	—	1,998	—
Derivative assets	6,450	—	6,450	—

Total assets measured at fair value	$101,429	$92,981	$8,448	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

The Company uses a midpoint of the highest bid and lowest offering obtained from market makers to value its corporate bonds. The Company uses observable market prices for comparable instruments to value its derivative instruments.

During the three and nine months ended July 30, 2011, the Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.

7. Liabilities Associated with Facilities Lease Losses

The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary. The following table summarizes the activity related to the facilities lease loss reserve, net of expected sublease income (in thousands):

Lease Loss Reserve
Reserve balance at October 30, 2010	$9,976
Cash payments on facilities leases	(5,207)

Reserve balance at July 30, 2011	$4,769

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

As of July 30, 2011, the liability associated with the 2018 Notes of $298.1 million, net of the debt discount of $1.9 million, and the liability associated with the 2020 Notes of $297.6 million, net of the debt discount of $2.4 million, are together reported as “Senior Secured Notes” on the Condensed Consolidated Balance Sheets. As of October 30, 2010, the liability associated with the 2018 Notes of $297.9 million, net of the debt discount of $2.1 million, and the liability associated with the 2020 Notes of $297.5 million, net of the debt discount of $2.5 million, are together reported as “Senior Secured Notes” on the Condensed Consolidated Balance Sheets.

Debt issuance costs totaling $11.0 million associated with the Senior Secured Notes are classified entirely as long-term and have been capitalized as deferred financing costs, with $1.4 million and $0.7 million amortized as of July 30, 2011 and October 30, 2010, respectively. As of July 30, 2011 and October 30, 2010, deferred financing costs were $9.6 million and $10.3 million, respectively, and are reported within “Other assets” on the Condensed Consolidated Balance Sheets. The deferred financing costs of the 2018 Notes and the 2020 Notes are being amortized using the effective interest method over the eight-year and ten-year term of the debt, respectively. No payments were made towards the principal of the Senior Secured Notes during the nine months ended July 30, 2011. As of July 30, 2011 and October 30, 2010, the fair value of the Company’s Senior Secured Notes was approximately $642.8 million and $645.4 million, respectively, estimated based on broker trading prices.

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

These covenants are subject to a number of other limitations and exceptions set forth in the Indentures. The Company was in compliance with all applicable covenants as of July 30, 2011 and October 30, 2010.

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

Senior Secured Credit Facility

On October 7, 2008, the Company entered into a credit agreement with Bank of America, N.A., Morgan Stanley Senior Funding, Inc., HSBC Bank USA National Association, Keybank National Association and the other lenders party thereto. The credit agreement provided for (i) a five-year $1,100.0 million term loan facility and (ii) a five-year $125.0 million revolving credit facility, which includes a $25.0 million swing line loan sub-facility and a $25.0 million letter of credit sub-facility. The net proceeds of the term loan facility were used to finance a portion of the Company’s acquisition of Foundry Networks, Inc. (“Foundry”). Debt issuance costs totaling $31.6 million associated with financing the acquisition was capitalized as deferred financing costs. In addition to the term loan facility, during the year ended October 31, 2009, the Company drew $14.1 million from the $125.0 million revolving credit facility to finance a small portion of the merger. The Company may draw additional proceeds from the revolving credit facility in the future for ongoing working capital and other general corporate purposes. The term loan facility and revolving credit facility are referred to together as the “Senior Secured Credit Facility.”

On January 8, 2010, the Company entered into an amendment and waiver to the credit agreement, among other things, (i) increase flexibility under certain financial and other covenants, (ii) permit the Company to issue additional senior indebtedness in aggregate principal amount outstanding at any time of up to $600.0 million, (iii) permit the Company to issue additional subordinated indebtedness in aggregate principal amount outstanding at any time of up to $600.0 million, and (iv) permit the Company to sell its accounts receivable and lease receivables for fair market value with the aggregate amount paid for such receivables, net of collections, not at any time exceeding $125.0 million. On January 20, 2010, the Company closed its offering of its 2018 Notes and its 2020 Notes as described above. The Company applied approximately $435.0 million of the proceeds of this offering to prepay the term loan, whereupon the amendment and waiver to credit agreement became effective.

On April 30, 2010, the Company fully paid off the principal of the revolving credit facility for an approximate total amount of $14.1 million. There were no amounts outstanding under the terms of the revolving credit facility as of July 30, 2011 and October 30, 2010.

On June 10, 2011, the Company entered into a second amendment to the credit agreement (“Amendment No. 2”) to refinance all of the outstanding term loan with a replacement term loan that reduced interest rates on the term loan facility, and to amend certain other provisions of the Credit Agreement to provide the Company with greater operating flexibility, including extending the maturity date of the term loan facility to October 31, 2014 and removing certain restrictions on the repurchase of the Company shares, provided the consolidated senior secured leverage ratio is under 2.00. In accordance with the applicable accounting guidance for debt modification and extinguishment, $51.1 million and $198.9 million of the $250.0 million refinanced was accounted as debt modification and debt extinguishment, respectively. The Company expensed $25.5 million of debt issuance cost and original issue discount relating to the portion of the term loan that was extinguished, which was reported within “Interest Expense” on the Condensed Consolidated Statements of Income. Additionally, debt issuance costs totaling $1.2 million associated with the refinancing was capitalized as deferred financing costs.

Prior to Amendment No. 2, loans under the Senior Secured Credit Facility bore interest, at the Company’s option, at a rate equal to either the London Interbank Offered Rate (“LIBOR”) rate, plus an applicable margin equal to 4.0% per annum or the prime lending rate, plus an applicable margin equal to 3.0% per annum. The applicable margin with respect to revolving loans was subject to adjustment based on the Company’s consolidated senior secured leverage ratio, as defined in the credit agreement. The LIBOR rate “floor” was 3.0% per annum and the prime lending rate “floor” was 4.0% per annum, in each case, for the life of the Senior Secured Credit Facility. Amendment No. 2 reduced the applicable margin on the term loan to a level not in excess of LIBOR plus 2.375% or the prime lending rate plus 1.375% and eliminated the minimum LIBOR rate “floor” and prime rate “floor” with respect to the term loan facility. For the nine months ended July 30, 2011, the weighted-average interest rate on the term loan was 6.26%. As of July 30, 2011, the weighted-average annualized interest rate on the term loan was 2.96%.

The Company is permitted to make voluntary prepayments at any time (without payment of a premium, other than in the case of a repricing transaction in respect of the term loan facility), and is required to make mandatory prepayments on the term loan (without payment of a premium) with (i) net cash proceeds from non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (ii) net cash proceeds from issuances of debt (other than certain permitted debt), and (iii) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions). Prior to Amendment No. 2, the Company was required to pay quarterly installments on the term loan equal to an aggregate annual amount of 5% of the original principal amount thereof in the first and second year, 10% in the third year, 20% in the fourth year and 60% in the fifth year, with any remaining balance payable on the final maturity date of the term loan. Upon a repricing of the term loan (including through a refinancing) that results in the weighted-average yield or applicable rate of such term loan immediately after such repricing to be lower than such yield or rate immediately prior to such repricing, a 2.0% premium was payable during the first year following the closing and a 1.0% premium was payable during the second year following the closing. Under Amendment No. 2, the Company is required to pay quarterly installments of $12.5 million on the term loan, as adjusted for any voluntary prepayments, with any remaining balance payable on the final maturity date of the term loan. In addition to the refinancing of the term loan facility, during the nine months ended July 30, 2011, the Company paid $110.9 million towards the principal of the term loan, $92.3 million of which were voluntary prepayments.

The deferred financing costs are being amortized using the effective interest method over the term of the debt. As of July 30, 2011 and October 30, 2010, deferred financing costs were $3.6 million and $17.3 million, respectively, and are reported within “Other assets” on the Condensed Consolidated Balance Sheets. As of July 30, 2011 and October 30, 2010, the approximate fair value of the Company’s Senior Secured Credit Facility was $240.3 million and $354.5 million, respectively, estimated based on broker trading prices.

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

The credit agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, capital expenditures, prepayment of other indebtedness, redemption or repurchase of subordinated indebtedness, share repurchases, dividends and other distributions. The credit agreement contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a maximum consolidated senior secured leverage ratio, each as defined in the credit agreement and described further below. The credit agreement also includes customary events of default, including cross-defaults on the Company’s material indebtedness and change of control. The Company was in compliance with all applicable covenants as of July 30, 2011 and October 30, 2010.

Covenant Compliance

Under the Senior Secured Credit Facility, certain limitations, restrictions and defaults could occur if the Company is not able to satisfy and remain in compliance with specified financial ratios.

Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in the credit agreement, is used to determine the Company’s compliance with certain covenants in the Senior Secured Credit Facility. Consolidated EBITDA is defined as:

•	Consolidated net income

Plus:

•	Consolidated interest charges;

•	Provision for federal, state, local and foreign income taxes;

•	Depreciation and amortization expense;

•	Fees, costs and expenses incurred on or prior to the closing date in connection with the acquisition and the financing thereof;

•	Any cash restructuring charges and integration costs in connection with the Foundry acquisition, in an aggregate amount not to exceed $75.0 million;

•	Non-cash restructuring charges incurred in connection with the Foundry acquisition, all as approved by Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc.;

•	Other non-recurring expenses reducing consolidated net income which do not represent a cash item in such period or future periods;

•	Any non-cash stock-based compensation expense; and

•	Legal fees associated with the indemnification obligations for the benefit of former officers and directors in connection with Brocade’s historical stock option litigation;

Minus:

•	Federal, state, local and foreign income tax credits; and

•	All non-cash items increasing consolidated net income.

In addition, the Company must comply with the following financial covenants as noted below:

Consolidated Fixed Charge Coverage Ratio

Consolidated fixed charge coverage ratio means, at any date of determination, the ratio of (a) (i) consolidated EBITDA (excluding interest expense, if any, attributable to the campus sale-leaseback), plus (ii) rentals payable under leases of real property, less (iii) the aggregate amount of all capital expenditures to (b) consolidated fixed charges; provided that, for purposes of calculating the consolidated fixed charge coverage ratio for any period ending prior to the first anniversary of the closing date, consolidated interest charges shall be an amount equal to actual consolidated interest charges from the closing date through the date of determination multiplied by a fraction the numerator of which is 365 and the denominator of which is the number of days from the closing date through the date of determination.

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

Convertible Subordinated Debt

The 2.25% Notes originally issued by McDATA paid a fixed rate of interest semiannually. The Company capitalized a portion of the interest associated with this debt during the nine months ended July 31, 2010. In addition, the effective interest rate for the 2.25% Notes was 8.63% for fiscal year 2010 for the period through February 15, 2010 when the convertible subordinated debt was due. The amount of interest cost recognized relating to both the contractual interest coupon and amortization of the discount on the liability component of the 2.25% Notes was as follows:

	Nine Months Ended
In thousands	July 30, 2011	July 31, 2010
Interest expense	$—	$4,305

On February 16, 2010, the Company fully paid off the principal of the 2.25% Notes for a total amount of $172.5 million. There were no interest expenses during the three months ended July 31, 2010.

9. Commitments and Contingencies

Product Warranties

The Company’s accrued liability for estimated future warranty costs is included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the nine months ended July 30, 2011 and July 31, 2010 (in thousands):

	Accrued Warranty
	Nine Months Ended
	July 30, 2011	July 31, 2010
Beginning balance	$5,980	$5,808
Liabilities accrued for warranties issued during the period	4,501	2,583
Warranty claims paid and used during the period	(1,093)	(1,301)
Changes in liability for pre-existing warranties during the period	(1,444)	(1,675)

Ending balance	$7,944	$5,415

In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product, alone or potentially in combination with others, infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of July 30, 2011, there have been no known material events or circumstances that have resulted in a customer contract-related indemnification liability to the Company.

Manufacturing and Purchase Commitments

Brocade has manufacturing arrangements with CMs under which Brocade provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to Brocade’s customers. The required lead time for placing orders with the CMs depends on the specific product. Brocade issues purchase orders and the CMs then generate invoices based on prices and payment terms mutually agreed upon and set forth in those purchase orders. Although the purchase orders Brocade places with its CMs are cancelable, the terms of the agreements require Brocade to purchase all inventory components not returnable, usable by, or sold to other customers of the CMs.

As of July 30, 2011, the Company’s aggregate commitment to the CMs for inventory components used in the manufacture of Brocade products was $279.9 million, which the Company expects to utilize during future normal ongoing operations, net of a purchase commitments reserve of $4.7 million. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal ongoing operations within the next twelve months.

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

Intellectual Property Litigation

On June 21, 2005, Enterasys Networks, Inc. (“Enterasys”) filed a lawsuit against Foundry (and Extreme Networks, Inc.) in the United States District Court for the District of Massachusetts alleging that certain of Foundry’s products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. Enterasys subsequently added Brocade as a defendant. On August 28, 2007, the Court granted Foundry’s motion to stay the case based on petitions that Foundry had filed with the United States Patent and Trademark Office (“USPTO”) in 2007 for reexamination of five of the six Enterasys patents. Two of the patents received final rejections during their respective reexaminations, in which the USPTO held that the claims were invalid. Enterasys filed appeals of those rejections with the USPTO’s Board of Patent Appeals and Interferences in 2009. The Board partially affirmed and partially reversed one of those rejections on January 24, 2011, and Enterasys did not appeal further, which ended the proceedings on those two patents. The USPTO has issued reexamination certificates for the two of the remaining three patents undergoing reexamination indicating that the patents were valid over the references that Foundry had submitted. On March 7, 2011 the USPTO issued a Notice of Intent to Issue a Re-examination Certificate upholding the validity of the third patent. Meanwhile, on May 21, 2010, the Court lifted the stay of the litigation, and Enterasys subsequently dropped from the litigation the two patents it appealed at the USPTO. Accordingly, four patents remain at issue in the litigation. No trial date has been set.

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

On August 4, 2010, Brocade and Foundry Networks LLC (“Plaintiffs”) filed a lawsuit against A10 Networks, Inc. (“A10”), A10’s founder and other individuals in the United States District Court for the Northern District of California. On October 29, 2010, Plaintiffs filed an amended complaint. In the amended complaint, Brocade alleged that A10 and the individual defendants have misappropriated Plaintiff’s trade secrets, infringed copyrighted works, interfered with existing contracts between the Plaintiffs and their employees, breached contracts, breached their fiduciary duties and duties of loyalty, and that certain of A10’s products infringe ten of Brocade’s patents. Brocade is seeking injunctive relief, as well as monetary damages. On May 16, 2011, A10 filed an answer and counterclaim alleging that certain of Brocade’s products infringe a patent recently acquired by A10 and seeking injunctive relief, as well as unspecified damages. Trial is scheduled for July 17, 2012.

General

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and/or other intellectual property rights and commercial contract disputes. Third parties assert patent infringement claims against the Company from time to time in the form of letters, lawsuits and other forms of communication. In addition, from time to time, the Company receives notification from customers claiming that they are entitled to indemnification or other obligations from the Company related to infringement claims made against them by third parties. Litigation, even if the Company is ultimately successful, can be costly and divert management’s attention away from the day-to-day operations of the Company.

The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis. Except as may be noted above, the Company has not recorded any such material liabilities as of July 30, 2011.

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

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue, expense and capital purchasing activities is transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to its operations for the nine months ended July 30, 2011 were the Chinese yuan, the euro, the Japanese yen, the Indian rupee, the British pound, the Singapore dollar and the Swiss franc. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. The Company has established a foreign currency risk management program to protect against fluctuations in the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not always entirely eliminate, the impact of foreign currency exchange rate movements. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. Prior to fiscal year 2011, these gains or losses were included in “Interest and other income (loss), net” on the condensed consolidated statements of income. Beginning in the first fiscal quarter of 2011, these gains or losses are now presented within “Cost of revenues” and “Operating expenses,” to match the underlying exposure to the related hedge results. Prior period amounts are not material and have not been reclassified. Net gains (losses) relating to the effective portion of foreign currency derivatives recorded in the condensed consolidated statements of income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Cost of revenues	$311	$—	$597	$—
Research and development	96	—	282	—
Sales and marketing	1,817	—	3,740	—
General and Administrative	167	—	297	—
Interest and other income (loss), net	—	(3,087)	—	(3,492)

Total	$2,391	$(3,087)	$4,916	$(3,492)

The net foreign currency exchange gains and losses recorded as part of “Interest and other income (loss), net,” were losses of $0.9 million and $0.4 million for the three and nine months ended July 30, 2011, respectively, and losses of $2.7 million and $3.0 million for the three and nine months ended July 31, 2010, respectively.

Volume of Derivative Activity

Total gross notional amounts, presented by currency, are as follows (in thousands):

In United States Dollars	As of July 30, 2011	As of October 30, 2010
Euro	$20,614	$53,700
British pound	8,434	22,018
Japanese yen	5,577	14,306
Singapore dollar	5,009	12,427
Swiss franc	4,650	9,554

Total	$44,284	$112,005

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

Gross unrealized loss positions are recorded within “Other accrued liabilities” and gross unrealized gain positions are recorded within “Prepaid and other current assets.” As of July 30, 2011, the Company had gross unrealized loss positions of $0.1 million and gross unrealized gain positions of $4.0 million included in “Other accrued liabilities” and “Prepaid and other current assets,” respectively. Effective cash flow hedges are reported as a component of accumulated other comprehensive loss. Cash flow hedge ineffectiveness, which is included in the Company’s net income as part of “Interest and other income (loss), net,” was not significant.

11. Sale-Leaseback Transactions

During the nine months ended July 31, 2010, the Company sold an owned real estate property to an unrelated third party. Net proceeds from this sale were $30.2 million. Concurrent with this sale, the Company entered into an agreement to lease the property back from the purchaser over a minimum lease term of two years. The Company considers this lease as a normal leaseback and classified the lease as an operating lease. An $8.7 million loss on the sale of the property was recognized immediately upon execution of the sale and is recorded within “Gain (loss) on sale of investments and property, net” on the Condensed Consolidated Statements of Income.

12. Stock-Based Compensation

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Cost of revenues (1)	$4,235	$3,324	$11,262	$10,373
Research and development	5,581	6,392	14,975	21,508
Sales and marketing (1)	8,670	10,969	27,081	33,813
General and administrative	2,483	3,997	10,087	10,657

Total stock-based compensation	$20,969	$24,682	$63,405	$76,351

(1)	The three and nine months ended July 31, 2010 reflects the reclassification of SE costs from cost of revenue to sales and marketing expenses. See Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements.

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended		Nine Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Stock options, including variable options	$563	$2,229	$3,211	$10,136
Restricted stock awards and restricted stock units (“RSUs”)	15,253	13,888	40,636	40,973
Employee stock purchase plan (“ESPP”)	5,153	8,565	19,558	25,242

Total stock-based compensation	$20,969	$24,682	$63,405	$76,351

The following table presents unrecognized compensation expense, net of estimated forfeitures, of the Company’s equity compensation plans as of July 30, 2011, which is expected to be recognized over the following weighted-average periods, (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$2,850	0.93
RSUs	$105,778	2.11
ESPP	$15,516	1.01

The following table presents details on grants made by the Company for the following periods:

	Nine Months Ended		Nine Months Ended
	July 30, 2011		July 31, 2010
	Granted (in thousands)	Weighted-Average Grant Date Fair Value	Granted (in thousands)	Weighted-Average Grant Date Fair Value
Stock options	243	$2.23	1,840	$2.90
RSUs	9,185	$6.12	9,669	$5.87

The total intrinsic value of stock options exercised for the nine months ended July 30, 2011 and July 31, 2010 was $44.3 million and $41.6 million, respectively.

13. Income Taxes

For the three and nine months ended July 30, 2011, the Company recorded an income tax benefit of $10.3 million and $16.6 million, respectively, primarily as a result of discrete benefits from the retroactive reinstatement of the federal research and development tax credit provision as a result of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the “Tax Relief Act”), reserve releases from the settlement with the IRS regarding the Company’s fiscal year 2007 and 2008 audits, and reserve release from the expiration of the statute of limitation, offset by foreign tax expense.

For the three and nine months ended July 31, 2010, the Company recorded an income tax benefit of $14.9 million and $15.0 million, respectively.

The total amount of unrecognized tax benefits of $140.8 million as of July 30, 2011 would affect the Company’s effective tax rate, if recognized. Although the timing of the closure of audits is highly uncertain, it is reasonably possible that the balance of unrecognized tax benefits could significantly change during fiscal year 2011.

The IRS and other tax authorities regularly examine our income tax returns. We are currently under negotiations with the Appeals division of the IRS for the audit of fiscal years 2004 through 2006, which we expect to resolve during the next twelve months. In addition, we are in negotiations with foreign tax authorities to receive correlative relief on transfer pricing settlements with the IRS. We believe that our reserves for unrecognized tax benefits are adequate for all open tax years. The timing of the resolution of income tax examinations, as well as the amounts and timing of related settlements, is highly uncertain. The Company believes that before the end of fiscal year 2011, it is reasonably possible that either certain audits will conclude or the statute of limitations relating to certain income tax examination periods will expire, or both. As such, after we reach settlement with the IRS, we expect to record a corresponding adjustment to our unrecognized tax benefits. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential decreases in underlying uncertain tax positions is between $0 and $24 million in the next twelve months.

In May 2011, the Company received the IRS revenue agent’s report for fiscal years 2007 and 2008. The IRS is contesting the Company’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries. The IRS’ proposed adjustment would offset approximately $317.4 million of the Company’s net operating loss carryforwards. In June 2011, the Company filed a protest with the Appeals Office of the IRS to challenge the IRS’ proposed adjustment and assessment. The Franchise Tax Board is auditing Foundry’s California income tax returns for calendar years 2006 and 2007. These audits and appeals are still ongoing and the Company believes its reserves are adequate to cover any potential assessments and settlements that may result from these examinations. Due to the availability of net operating losses and credits, the Company does not expect a significant tax liability from the settlement of the audits.

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

Brocade is organized into four operating segments, of which two are individually reportable segments: Data Storage Products and Global Services; and the two other operating segments, Ethernet Switching & Internet Protocol (“IP”) Routing and Application Delivery Products (“ADP”), combine to form a third reportable segment: Ethernet Products. These segments are organized principally by product category. The types of products and services from which each reportable segment derives its revenues are as follows:

•

Data Storage Products includes infrastructure products and solutions including directors, switches, routers, fabric-based software applications, distance/extension products, as well as management applications and utilities to centralize data management. Data Storage Products also includes the server portfolio, which is comprised of host bus adapters (“HBAs”), mezzanine cards, as well as switch modules for bladed servers;

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

Financial decisions and the allocation of resources are based on the information from the Company’s internal management reporting system. At this point in time, the Company does not track all of its assets by operating segments. The majority of the Company’s assets as of July 30, 2011 were attributable to its United States operations.

Summarized financial information by reportable segment for the three and nine months ended July 30, 2011 and July 31, 2010, based on the internal management reporting system, is as follows (in thousands):

	Data Storage Products	Ethernet Products	Global Services	Total
Three months ended July 30, 2011
Net revenues	$275,391	$138,907	$88,552	$502,850
Cost of revenues	69,219	80,102	47,002	196,323

Gross margin	$206,172	$58,805	$41,550	$306.527

Three months ended July 31, 2010 (1)
Net revenues	$293,380	$122,061	$88,811	$504,252
Cost of revenues	95,613	79,779	43,439	218,831

Gross margin	$197,767	$42,282	$45,372	$285,421

Nine months ended July 30, 2011
Net revenues	$935,129	$393,692	$268,148	$1,596,969
Cost of revenues	267,522	230,490	142,939	640,951

Gross margin	$667,607	$163,202	$125,209	$956,018

Nine months ended July 31, 2010 (1)
Net revenues	$926,576	$345,631	$270,316	$1,542,523
Cost of revenues	297,908	204,303	132,467	634,678

Gross margin	$628,668	$141,328	$137,849	$907,845

(1)	The three and nine months ended July 31, 2010 reflects the reclassification of SE costs from cost of revenue to sales and marketing expenses. See Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements.

15. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Basic net income per share
Net income	$1,937	$22,530	$54,934	$94,296
Weighted-average shares used in computing basic net income per share	483,744	449,489	474,020	443,795
Basic net income per share	$0.00	$0.05	$0.12	$0.21

Diluted net income per share
Net income	$1,937	$22,530	$54,934	$94,296
Weighted-average shares used in computing basic net income per share	483,744	449,489	474,020	443,795
Dilutive potential common shares in the form of stock options	14,657	18,484	15,664	23,565
Dilutive potential common shares in the form of stock awards	10,354	13,756	9,960	14,118
Dilutive potential common shares in the form of ESPP shares	793	134	1,097	286

Weighted-average shares used in computing diluted net income per share	509,548	481,863	500,741	481,764
Diluted net income per share	$0.00	$0.05	$0.11	$0.20

Antidilutive potential common shares in the form of (1)
Stock options	15,367	26,845	19,493	19,829
Stock awards	67	1,121	537	709
Antidilutive potential common shares resulting from the potential conversion of (1)
Convertible subordinated debt	—	—	—	4,736

(1)	These amounts are excluded from the computation of diluted net income per share.

16. Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net income	$1,937	$22,530	$54,934	$94,296
Other comprehensive income (loss):
Change in net unrealized gains (losses) on cash flow hedges	(2,953)	3,124	(3,818)	(2,788)
Change in cumulative translation adjustments	(316)	(2,027)	888	(4,472)

Total comprehensive income (loss)	$(1,332)	$23,627	$52,004	$87,036

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

The following is the condensed consolidated balance sheet as of July 30, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash, cash equivalents and short-term investments	$57,786	$9,660	$405,894	$—	$473,340
Accounts receivable, net	176,776	3,010	116,244	—	296,030
Inventories	56,255	—	22,175	—	78,430
Intercompany receivables	—	455,596	—	(455,596)	—
Other current assets	122,894	569	15,291	5,618	144,372

Total current assets	413,711	468,835	559,604	(449,978)	992,172
Property and equipment, net	463,159	56,182	14,838	—	534,179
Other non-current assets	1,502,805	643,656	8,113	—	2,154,574

Total assets	$2,379,675	$1,168,673	$582,555	$(449,978)	$3,680,925

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$86,272	$2,458	$26,746	$—	$115,476
Current portion of debt	50,391	—	—	—	50,391
Intercompany payables	443,914	—	11,682	(455,596)	—
Other current liabilities	228,538	19,857	112,448	5,618	366,461

Total current liabilities	809,115	22,315	150,876	(449,978)	532,328
Debt, net of current portion	788,938	—	—	—	788,938
Other non-current liabilities	103,368	771	39,040	—	143,179

Total liabilities	1,701,421	23,086	189,916	(449,978)	1,464,445
Total stockholders’ equity	678,254	1,145,587	392,639	—	2,216,480

Total liabilities and stockholders’ equity	$2,379,675	$1,168,673	$582,555	$(449,978)	$3,680,925

The following is the condensed consolidated balance sheet as of October 30, 2010 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash, cash equivalents and short-term investments	$23,455	$8,905	$303,622	$—	$335,982
Accounts receivable, net	212,542	1,698	103,456	(333)	317,363
Inventories	63,713	—	13,095	—	76,808
Intercompany receivables	—	399,868	—	(399,868)	—
Other current assets	121,370	875	9,999	3,069	135,313

Total current assets	421,080	411,346	430,172	(397,132)	865,466
Property and equipment, net	466,247	58,040	14,830	—	539,117
Other non-current assets	1,499,774	734,469	6,364	—	2,240,607

Total assets	$2,387,101	$1,203,855	$451,366	$(397,132)	$3,645,190

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$128,182	$389	$18,892	$(333)	$147,130
Current portion of debt	30,540	—	—	—	30,540
Intercompany payables	412,555	—	(12,687)	(399,868)	—
Other current liabilities	256,710	29,752	101,729	3,069	391,260

Total current liabilities	827,987	30,141	107,934	(397,132)	568,930
Debt, net of current portion	899,273	—	—	—	899,273
Other non-current liabilities	99,679	3,361	36,278	—	139,318

Total liabilities	1,826,939	33,502	144,212	(397,132)	1,607,521
Total stockholders’ equity	560,162	1,170,353	307,154	—	2,037,669

Total liabilities and stockholders’ equity	$2,387,101	$1,203,855	$451,366	$(397,132)	$3,645,190

The following is the condensed consolidated statement of income for the three months ended July 30, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$299,841	$7,526	$195,483	$—	$502,850
Intercompany revenues	15,753	367	11,211	(27,331)	—

Total net revenues	315,594	7,893	206,694	(27,331)	502,850
Cost of revenues	120,070	19,209	53,669	3,375	196,323
Intercompany cost of revenues	(8,122)	—	35,452	(27,330)	—

Total cost of revenues	111,948	19,209	89,121	(23,955)	196,323

Gross margin (loss)	203,646	(11,316)	117,573	(3,376)	306,527
Operating expenses	204,259	14,794	56,628	(3,376)	272,305
Intercompany operating expenses	(32,891)	(6,280)	39,171	—	—

Total operating expenses	171,368	8,514	95,799	(3,376)	272,305

Income (loss) from operations	32,278	(19,830)	21,774	—	34,222

Other expense	(41,934)	(76)	(575)	—	(42,585)

Income (loss) before income tax provision (benefit)	(9,656)	(19,906)	21,199	—	(8,363)
Income tax provision (benefit)	(3,751)	(7,734)	1,185	—	(10,300)

Net income (loss)	$(5,905)	$(12,172)	$20,014	$—	$1,937

The following is the condensed consolidated statement of income for the three months ended July 31, 2010 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$300,676	$9,424	$194,152	$—	$504,252
Intercompany revenues	26,051	3,995	5,921	(35,967)	—

Total net revenues	326,727	13,419	200,073	(35,967)	504,252
Cost of revenues (1)	116,965	30,470	65,777	5,619	218,831
Intercompany cost of revenues	10,024	—	25,943	(35,967)	—

Total cost of revenues	126,989	30,470	91,720	(30,348)	218,831

Gross margin (loss)	199,738	(17,051)	108,353	(5,619)	285,421
Operating expenses (1)	212,959	14,541	32,452	(5,619)	254,333
Intercompany operating expenses	(73,973)	(4,372)	78,345	—	—

Total operating expenses	138,986	10,169	110,797	(5,619)	254,333

Income (loss) from operations	60,752	(27,220)	(2,444)	—	31,088
Total other income (expense)	(10,027)	655	(14,112)	—	(23,484)

Income (loss) before income tax provision (benefit)	50,725	(26,565)	(16,556)	—	7,604
Income tax provision (benefit)	(32,463)	17,251	286	—	(14,926)

Net income (loss)	$83,188	$(43,816)	$(16,842)	$—	$22,530

(1)	As adjusted due to the reclassification of system engineer costs from cost of revenues to sales and marketing expenses. See Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements.

The following is the condensed consolidated statement of income for the nine months ended July 30, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$948,200	$22,407	$626,362	$—	$1,596,969
Intercompany revenues	76,729	1,571	26,521	(104,821)	—

Total net revenues	1,024,929	23,978	652,883	(104,821)	1,596,969
Cost of revenues	397,419	62,416	170,470	10,646	640,951
Intercompany cost of revenues	4,962	—	99,858	(104,820)	—

Total cost of revenues	402,381	62,416	270,328	(94,174)	640,951

Gross margin (loss)	622,548	(38,438)	382,555	(10,647)	956,018
Operating expenses	636,393	43,614	163,836	(10,647)	833,196
Intercompany operating expenses	(110,684)	(19,133)	129,817	—	—

Total operating expenses	525,709	24,481	293,653	(10,647)	833,196

Income (loss) from operations	96,839	(62,919)	88,902	—	122,822
Other expense	(83,231)	(502)	(784)	—	(84,517)

Income (loss) before income tax provision (benefit)	13,608	(63,421)	88,118	—	38,305
Income tax provision (benefit)	58,195	(80,135)	5,311	—	(16,629)

Net income (loss)	$(44,587)	$16,714	$82,807	$—	$54,934

The following is the condensed consolidated statement of income for the nine months ended July 31, 2010 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$911,777	$42,481	$588,265	$—	$1,542,523
Intercompany revenues	74,283	10,467	17,156	(101,906)	—

Total net revenues	986,060	52,948	605,421	(101,906)	1,542,523
Cost of revenues (1)	338,628	86,480	194,648	14,922	634,678
Intercompany cost of revenues	25,648	—	76,258	(101,906)	—

Total cost of revenues	364,276	86,480	270,906	(86,984)	634,678

Gross margin (loss)	621,784	(33,532)	334,515	(14,922)	907,845
Operating expenses (1)	622,601	49,152	97,217	(14,922)	754,048
Intercompany operating expenses	(139,913)	(17,762)	157,675	—	—

Total operating expenses	482,688	31,390	254,892	(14,922)	754,048

Income (loss) from operations	139,096	(64,922)	79,623	—	153,797
Total other income (expense)	(61,998)	2,421	(14,909)	—	(74,486)

Income (loss) before income tax provision (benefit)	77,098	(62,501)	64,714	—	79,311
Income tax provision (benefit)	54,737	(74,810)	5,088	—	(14,985)

Net income	$22,361	$12,309	$59,626	$—	$94,296

(1)	As adjusted due to the reclassification of system engineer costs from cost of revenues to sales and marketing expenses. See Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements.

The following is the condensed consolidated statement of cash flows for the nine months ended July 30, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$135,029	$431	$107,539	$—	$242,999

Cash flows from investing activities:
Purchases of short-term investments	—	(38)	—	—	(38)
Proceeds from maturities and sale of short-term investments	—	1,604	—	—	1,604
Purchases of property and equipment	(70,389)	(24)	(6,248)	—	(76,661)

Net cash provided by (used in) investing activities	(70,389)	1,542	(6,248)	—	(75,095)

Cash flows from financing activities:
Payment of principal related to the term loan	(309,897)	—	—	—	(309,897)
Payment of fees related to the term loan	(1,090)	—	—	—	(1,090)
Proceeds from term loan	198,949	—	—	—	198,949
Common stock repurchases	(10,044)	—	—	—	(10,044)
Payment of principal related to capital leases	(1,311)	—	—	—	(1,311)
Proceeds from issuance of common stock, net	93,333	—	—	—	93,333
Excess tax benefits or detriments from stock-based compensation	(249)	—	168	—	(81)

Net cash provided by (used in) financing activities	(30,309)	—	168	—	(30,141)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	812	—	812

Net increase in cash and cash equivalents	34,331	1,973	102,271	—	138,575
Cash and cash equivalents, beginning of period	23,455	6,907	303,622	—	333,984

Cash and cash equivalents, end of period	$57,786	$8,880	$405,893	$—	$472,559

The following is the condensed consolidated statement of cash flows for the nine months ended July 31, 2010 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$(15,055)	$168,697	$38,448	$—	$192,090

Cash flows from investing activities:
Purchases of short-term investments	—	(41)	—	—	(41)
Proceeds from maturities and sale of short-term investments	—	1,788	—	—	1,788
Proceeds from sale of property	30,185	—	—	—	30,185
Purchases of property and equipment	(151,662)	372	(4,680)	—	(155,970)

Net cash provided by (used in) investing activities	(121,477)	2,119	(4,680)	—	(124,038)

Cash flows from financing activities:
Payment of debt issuance costs related to the Senior Secured Notes	(3,665)	—	—	—	(3,665)
Payment of principal related to the revolving credit facility	(14,050)	—	—	—	(14,050)
Payment of principal related to the convertible subordinated debt	—	(172,500)	—	—	(172,500)
Payment of principal related to the term loan	(552,808)	—	—	—	(552,808)
Payment of principal related to capital leases	(494)	—	—	—	(494)
Common stock repurchases	(25,004)	—	—	—	(25,004)

Proceeds from Senior Secured Notes	587,968	—	—	—	587,968
Proceeds from issuance of common stock, net	69,883	—	—	—	69,883
Excess tax benefits or detriments from stock-based compensation	5,318	—	—	—	5,318

Net cash provided by (used in) financing activities	67,148	(172,500)	—	—	(105,352)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(4,356)	—	(4,356)

Net increase (decrease) in cash and cash equivalents	(69,384)	(1,684)	29,412	—	(41,656)
Cash and cash equivalents, beginning of period	74,509	5,748	253,936	—	334,193

Cash and cash equivalents, end of period	$5,125	$4,064	$283,348	$—	$292,537

18. Subsequent Events

In August 2011, the Company committed to a plan to exit a portion of its Global Services business through the sale of Strategic Business Systems, Inc. (“SBS”), a wholly-owned subsidiary of the Company and has signed a Stock Purchase Agreement (“SPA”) to sell SBS. SBS was acquired in the second quarter of fiscal year 2008. We expect that the sale of SBS will enable the Company’s Global Services organization to focus on the execution of strategic and core offerings such as support and service for the Company’s products as well as professional consulting.

The SPA is subject to certain closing conditions and is expected to be completed within fiscal 2011. As of the end of the third quarter of fiscal year 2011, the net carrying amount of assets and liabilities that became held for sale in the fourth quarter of fiscal year 2011 as result of the Company’s commitment and actions was $16.2 million, comprising primarily of intangible assets with net book value of $11.1 million. We do not believe that the sale will have a material impact on our recurring net income.

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

Growth opportunities in the Data Storage market are expected to be driven by key customer IT initiatives such as server virtualization, enterprise mobility, data center consolidation, migration to higher performance technologies and private “cloud” initiatives. Our Ethernet business strategies are intended to increase new Ethernet accounts, and expand our market share. Moreover, we plan to continue to support our Data Storage and Ethernet growth plans by enhancing our existing partnerships and forming new ones, through continuous innovation, new product introductions, and through investing in sales and marketing.

We continue to face challenges, such as the uncertainty in the worldwide macroeconomic climate and its impact on IT spending patterns globally, as well as the federal government spending in the United States. We also continue to monitor the stability and health of other international markets, including China and Europe. We are cautious about the current global and country specific dynamics, including inflationary risks in China and the continuing sovereign debt risk in Europe, which may impact our business and that of our partners. While the diversification of our business model helps mitigate the effect of some of these challenges and we expect IT spending levels to generally rise in the long-term, it is generally difficult to offset short-term reductions of IT spending.

Going forward, we expect the number of Data Storage and Ethernet products we ship to fluctuate depending on the demand for our existing and recently introduced products, as well as the timing of product transitions by our OEM partners. We currently expect that average selling prices per port for our Data Storage and Ethernet products will likely decline at rates of low single digits for the fourth fiscal quarter of 2011.

We also plan to continue to focus on increasing operating cash flows, with which we intend to reduce our existing term loan, repurchase our Company’s stock, consider strategic opportunities in adjacent businesses and/or acquisition of key technologies and other general corporate purchases. In June 2011, we amended our credit agreement for our Senior Secured Credit Facility to refinance all of the outstanding term loan that effectively reduced interest rates, and is expected to provide us greater flexibility, including extending the maturity date on the term loan to October 31, 2014, reducing the required principal payments on a quarterly basis, and providing more flexibility in the use of our cash from operations, including for our share repurchase program.

Results of Operations

Our results of operations for the three and nine months ended July 30, 2011 and July 31, 2010 are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin with respect to each segment, which is indicated as a percentage of the respective segment net revenues.

Revenues. Our revenues are derived primarily from sales of our Data Storage products, sales of our Ethernet products, and our service and support offerings related to those products.

Our total net revenues are summarized as follows (in thousands, except percentages):

	Three Months Ended
	July 30, 2011	% of Net Revenues	Jul 31, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Data Storage Products	$275,391	54.8%	$293,380	58.2%	$(17,989)	(6.1)%
Ethernet Products	138,907	27.6%	122,061	24.2%	16,846	13.8%
Global Services	88,552	17.6%	88,811	17.6%	(259)	(0.3)%

Total net revenues	$502,850	100.0%	$504,252	100.0%	$(1,402)	(0.3)%

	Nine Months Ended
	July 30, 2011	% of Net Revenues	July 31, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Data Storage Products	$935,129	58.6%	$926,576	60.1%	$8,553	0.9%
Ethernet Products	393,692	24.6%	345,631	22.4%	48,061	13.9%
Global Services	268,148	16.8%	270,316	17.5%	(2,168)	(0.8)%

Total net revenues	$1,596,969	100.0%	$1,542,523	100.0%	$54,446	3.5%

The decrease in total net revenues for the three months ended July 30, 2011 compared with the three months ended July 31, 2010 reflects lower revenues from Data Storage Products, partially offset by higher Ethernet Products revenues.

•

The decrease in Data Storage Products revenues for the period reflects a decrease of 4.5% in the number of ports shipped and a 1.7% decrease in average selling price per port, partially offset by a mix shift from 4 Gb director and switch products to 8 Gb director and switch products, which carry a higher price per port;

•

The increase in Ethernet Products revenues for the period reflects relatively higher revenues from our enterprise and service provider customers, and implementation of initiatives to drive both immediate and long-term growth in our Ethernet business, which was offset by lower revenues from federal customers and a decrease in average selling price of approximately 1.7%; and

•

The marginal decrease in Global Services revenues was primarily a result of lower Data Storage support and service revenues during the period, which was partially offset by an increase in Ethernet support revenues.

The increase in total net revenues for the nine months ended July 30, 2011 compared with the nine months ended July 31, 2010 reflects higher sales of Data Storage Products and Ethernet Products, partially offset by lower revenues from our Global Services offerings.

•

The increase in Data Storage Products revenues for the period reflects an increase of 3.5% in the number of ports shipped and a mix shift from 4 Gb director and switch products to 8 Gb director and switch products, which carry a higher price per port, partially offset by a 2.5% decrease in average selling price per port;

•

The increase in Ethernet Products revenues for the period reflects relatively higher revenues from our enterprise and service provider customers, and implementation of initiatives to drive both immediate and long-term growth in our Ethernet business, which offset the impact of lower pricing and lower revenues from federal customers; and

•	The decrease in Global Services revenues was primarily a result of lower Data Storage support and service revenues during the period.

Our total net revenues by geographical area are summarized as follows (in thousands, except percentages):

	Three Months Ended
	July 30, 2011	% of Net Revenues	July 31, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$307,357	61.1%	$321,516	63.8%	$(14,159)	(4.4)%
Europe, the Middle East and Africa (1)	115,173	22.9%	114,438	22.6%	735	0.6%
Asia Pacific	50,566	10.1%	44,905	8.9%	5,661	12.6%
Japan	19,390	3.9%	14,985	3.0%	4,405	29.4%
Canada, Central and South America	10,364	2.0%	8,408	1.7%	1,956	23.3%

Total net revenues	$502,850	100.0%	$504,252	100.0%	$(1,402)	(0.3)%

(1)	Includes net revenues of $64.3 million and $63.2 million for the three months ended July 30, 2011 and July 31, 2010 respectively, relating to the Netherlands.

	Nine Months Ended
	July 30, 2011	% of Net Revenues	July 31, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$970,603	60.8%	$981,473	63.6%	$(10,870)	(1.1)%
Europe, the Middle East and Africa (1)	378,038	23.6%	364,744	23.7%	13,294	3.6%
Asia Pacific	160,618	10.1%	124,394	8.1%	36,224	29.1%
Japan	55,816	3.5%	43,483	2.8%	12,333	28.4%
Canada, Central and South America	31,894	2.0%	28,429	1.8%	3,465	12.2%

Total net revenues	$1,596,969	100.0%	$1,542,523	100.0%	$54,446	3.5%

(1)	Includes net revenues of $197.3 million and $191.1 million for the nine months ended July 30, 2011 and July 31, 2010 respectively, relating to the Netherlands.

International revenues increased as a percentage of total net revenues for the three and nine months ended July 30, 2011 compared with the three and nine months ended July 31, 2010 primarily as a result of increased product volumes in Asia Pacific and Japan. Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM partners take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM partners, but we believe that international revenues comprise a larger percentage of our total net revenues than the attributed revenues may indicate.

A significant portion of our revenue is concentrated among a relatively small number of OEM customers. For the three months ended July 30, 2011, three customers each represented 10% or more of our total net revenues for a combined total of 43% of our total net revenues (of which individual customers representing greater than 10% of total net revenues represented 16%, 15% and 12% of total net revenues, respectively). For the three months ended July 31, 2010, three customers each represented 10% or more of our total net revenues for a combined total of 44% of our total net revenues (of which individual customers representing greater than 10% of total net revenues represented 17%, 15% and 12% of total net revenues, respectively). We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM partners and to the U.S. government or individual agencies within the U.S. government through our distributors. Therefore, the loss of, or a decrease in the level of sales to, or a change in the ordering pattern of any one of these customers could seriously harm our financial condition and results of operations.

Gross margin. Gross margin as stated below is indicated as a percentage of the respective segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues. Gross margin is summarized as follows (in thousands, except percentages):

	Three Months Ended
	July 30, 2011	% of Net Revenues	July 31, 2010 (1)	% of Net Revenues	Increase/ (Decrease)	% Points Change
Data Storage Products	$206,172	74.9%	$197,767	67.4%	$8,405	7.5%
Ethernet Products	58,805	42.3%	42,282	34.6%	16,523	7.7%
Global Services	41,550	46.9%	45,372	51.1%	(3,822)	(4.2)%

Total gross margin	$306,527	61.0%	$285,421	56.6%	$21,106	4.4%

	Nine Months Ended
	July 30, 2011	% of Net Revenues	July 31, 2010 (1)	% of Net Revenues	Increase/ (Decrease)	% Points Change
Data Storage Products	$667,607	71.4%	$628,668	67.8%	$38,939	3.6%
Ethernet Products	163,202	41.5%	141,328	40.9%	21,874	0.6%
Global Services	125,209	46.7%	137,849	51.0%	(12,640)	(4.3)%

Total gross margin	$956,018	59.9%	$907,845	58.9%	$48,173	1.0%

(1)	Gross margin for the three and nine months ended July 31, 2010 is as adjusted due to the reclassification of system engineer costs from cost of revenues to sales and marketing expenses. See Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements.

For the three months ended July 30, 2011 compared with the three months ended July 31, 2010, total gross margin increased in absolute dollars and percentage primarily due to higher margins on Data Storage Products and Ethernet Products. This was partially offset by lower margins on our Global Services offerings, and increased mix of Ethernet Products revenues, which carry a lower overall gross margin.

Gross margin percentage by reportable segment increased or decreased for the three months ended July 30, 2011 compared with the three months ended July 31, 2010 primarily due to the following factors (the percentages below reflect the impact on gross margin):

•

Data Storage Products gross margins relative to net revenues increased primarily due to a benefit of 5.2% from the $14.3 million release of a reserve for certain pre-acquisition litigation and a decrease of 1.7% in other manufacturing costs, relative to net revenues. Additionally, product costs relative to net revenues decreased 0.6%, which more than offset the decline in average selling price.

•

Ethernet Products gross margins relative to net revenues increased due to a 3.4% decrease in product costs relative to net revenues, and a 3.3% decrease in other manufacturing costs, primarily on account of provision for a litigation settlement and higher manufacturing costs tied to new products in the third fiscal quarter of 2010. Additionally, amortization of intangible assets related to the Foundry acquisition decreased by 1% relative to net revenues; and

•

Global Services gross margins relative to net revenues decreased due to a 3.3% increase in service and support costs, primarily due to increased headcount. Additionally, stock-based compensation relative to net revenues increased 0.9%.

For the nine months ended July 30, 2011 compared with the nine months ended July 31, 2010, total gross margin increased in absolute dollars and percentage primarily due to higher revenues, as well as higher margins on Data Storage Products and Ethernet Products. This was partially offset by a decrease in Global Services gross margins, and increased mix of Ethernet Products revenues, which carry a lower overall gross margin.

Gross margin percentage by reportable segment increased or decreased for the nine months ended July 30, 2011 compared with the nine months ended July 31, 2010 primarily due to the following factors (the percentages below reflect the impact on gross margin):

•

Data Storage Products gross margins relative to net revenues increased primarily due to a benefit of 1.5% from the release of a reserve for certain pre-acquisition litigation, and a 1.3% decrease in product costs relative to net revenues, which more than offset the decline in average selling price. Additionally, amortization of intangible assets related to the McDATA acquisition decreased by 0.4% and other manufacturing costs relative to net revenues decreased by 0.4%;

•

Ethernet Products gross margins relative to net revenues increased due to a 1.1% decrease in amortization of intangible assets related to the Foundry acquisition and 0.3% decrease in other manufacturing costs. This was partially offset by a 0.8% increase in product costs relative to net revenues, which includes the impact of lower average selling prices and shifting product mix; and

•

Global Services gross margins relative to net revenues decreased due to a 3.8% increase in service and support costs, primarily due to increased headcount, which offset the impact of a one-time settlement of a litigation matter during the first fiscal quarter of 2010. Additionally, stock-based compensation relative to net revenues increased 0.5%.

Stock-based compensation expense. Stock-based compensation expense is summarized as follows (in thousands, except percentages):

	July 30, 2011	% of Net Revenues	July 31, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$20,969	4.2%	$24,682	4.9%	$(3,713)	(15.0)%
Nine months ended	$63,405	4.0%	$76,351	4.9%	$(12,946)	(17.0)%

The decrease in stock-based compensation expense for the three and nine months ended July 30, 2011 compared with the three and nine months ended July 31, 2010 was primarily due to the decrease in Foundry-related deferred compensation and lower ESPP expenses, which was partially offset by higher expenses from an increase in new equity grants.

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

R&D expenses are summarized as follows (in thousands, except percentages):

	July 30, 2011	% of Net Revenues	July 31, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$87,320	17.4%	$85,884	17.0%	$1,436	1.7%
Nine months ended	$270,669	16.9%	$265,317	17.2%	$5,352	2.0%

R&D expenses increased for the three months ended July 30, 2011 compared with the three months ended July 31, 2010 due to the following (in thousands):

$ Change 2010 to 2011 Quarter-to-Date (“QTD”)
Salaries and wages	$3,565
Outside services	1,377
The increase in R&D expenses was partially offset by the decrease in the following:
Nonrecurring engineering expenses	(2,693)
Various individually insignificant items	(813)

Total change	$1,436

Salaries and wages increased primarily due to increased headcount. Outside services increased primarily due to projects related to our new Ethernet product offerings. Nonrecurring engineering expenses decreased primarily due to lower prototype costs and a decrease in chip design expenses.

R&D expenses increased for the nine months ended July 30, 2011 compared with the nine months ended July 31, 2010 due to the following (in thousands):

$ Change 2010 to 2011 Year-to-Date (“YTD”)
Salaries and wages	$12,027
Outside services	4,937
Depreciation and amortization	2,313
Various individually insignificant items	1,280
The increase in R&D expenses was partially offset by the decrease in the following:
Stock-based compensation	(6,533)
Nonrecurring engineering expenses	(6,068)
Sustaining engineering expenses allocated to cost of revenues	(2,604)

Total change	$5,352

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

Sales and marketing expenses are summarized as follows (in thousands, except percentages):

	July 30, 2011	% of Net Revenues	July 31, 2010 (1)	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$153,345	30.5%	$134,793	26.7%	$18,552	13.8%
Nine months ended	$462,991	29.0%	$388,871	25.2%	$74,120	19.1%

(1)	The three and nine months ended July 31, 2010 is as adjusted due to the reclassification of system engineer costs from cost of revenues to sales and marketing expenses. See Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements.

Sales and marketing expenses increased for the three months ended July 30, 2011 compared with the three months ended July 31, 2010 due to the following (in thousands):

$ Change 2010 to 2011 QTD
Salaries and wages	$18,653
Other marketing expenses	2,696
Various individually insignificant items	799
The increase in sales and marketing expenses was partially offset by the decrease in the following:
Stock-based compensation	(2,300)
Expenses related to IT, facilities and other shared functions	(1,296)

Total change	$18,552

Salaries and wages increased primarily due to headcount growth. Other marketing expenses increased primarily due to our new marketing awareness campaign. Expenses related to IT, facilities and other shared functions decreased primarily due to higher moving costs associated with preparing our new company campus for occupancy in the third fiscal quarter of 2010.

Sales and marketing expenses increased for the nine months ended July 30, 2011 compared with the nine months ended July 31, 2010 due to the following (in thousands):

$ Change 2010 to 2011 YTD
Salaries and wages	$59,761
Other marketing expenses	8,452
Travel expenses	4,323
Expenses related to IT, facilities and other shared functions	4,051
Other facility expenses	2,113
Depreciation and amortization	1,580
Various individually insignificant items	571
The increase in sales and marketing expenses was partially offset by the decrease in the following:
Stock-based compensation	(6,731)

Total change	$74,120

Salaries and wages, travel expenses, expenses related to IT, facilities and other shared functions, other facility expenses and depreciation and amortization increased primarily due to headcount growth. Other marketing expenses increased primarily due to our new marketing awareness campaign, and consulting expenses related to our business model and growth strategy.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources, legal and investor relations, as well as recruiting expenses, professional fees, other corporate expenses, and related IT and facilities expenses.

G&A expenses are summarized as follows (in thousands, except percentages):

	July 30, 2011	% of Net Revenues	July 31, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$16,617	3.3%	$17,540	3.5%	$(923)	(5.3)%
Nine months ended	$53,176	3.3%	$49,719	3.2%	$3,457	7.0%

G&A expenses decreased for the three months ended July 30, 2011 compared with the three months ended July 31, 2010 due to the following (in thousands):

$ Change 2010 to 2011 QTD
Salaries and wages	$2,891
The increase in general and administrative expenses was partially offset by the decrease in the following:
Outside services	(2,186)
Stock-based compensation	(1,514)
Various individually insignificant items	(114)

Total change	$(923)

Salaries and wages increased primarily due to headcount growth. Outside services decreased primarily due to higher moving costs associated with preparing our company campus for occupancy in the third fiscal quarter of 2010.

G&A expenses increased for the nine months ended July 30, 2011 compared with the nine months ended July 31, 2010 due to the following (in thousands):

$ Change 2010 to 2011 YTD
Depreciation and amortization	$9,001
Salaries and wages	7,875
Outside services	1,086
The increase in general and administrative expenses was partially offset by the decrease in the following:
Other facility expenses	(12,112)
Various individually insignificant items	(2,393)

Total change	$3,457

Depreciation and amortization increased primarily due to additional furniture and equipment and depreciation related to our new campus that was completed in the third fiscal quarter of 2010. Salaries and wages increased due to headcount growth. Outside services increased primarily due to higher legal expenses related to ongoing disputes. Other facility expenses decreased primarily due to decrease in rent and related expenses after moving into our new campus in the third fiscal quarter of 2010.

Legal fees associated with indemnification obligations and other related costs, net. Legal fees associated with indemnification obligations and other related costs, net, were immaterial for the three and nine months ended July 30, 2011 and July 31, 2010. We believe our obligations relating to stock option backdating and related matters have substantially ended.

Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	July 30, 2011	% of Net Revenues	July 31, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$15,023	3.0%	$16,190	3.2%	$(1,167)	(7.2)%
Nine months ended	$46,236	2.9%	$49,433	3.2%	$(3,197)	(6.5)%

During the three and nine months ended July 30, 2011 and July 31, 2010, we recorded amortization of intangible assets related to the acquisitions of McDATA, Silverback Systems, Inc., Strategic Business Systems, Inc. and Foundry. The decrease in amortization of intangible assets for the three and nine months ended July 30, 2011 compared with the three and nine months ended July 31, 2010 was primarily due to the full amortization of a portion of the McDATA related intangible assets.

Acquisition and integration costs. Acquisition and integration costs are summarized as follows (in thousands, except percentages):

	July 30, 2011	% of Net Revenues	July 31, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Nine months ended	$—	—%	$204	—%	$(204)	(100.0)%

For the nine months ended July 31, 2010, we recorded acquisition and integration costs primarily for consulting services and other professional fees in connection with our integration of Foundry. We did not incur any acquisition and integration costs during the three and nine months ended July 30, 2011 and three months ended July 31, 2010.

Interest and other income (loss), net. Interest and other income (loss), net, are summarized as follows (in thousands, except percentages):

	July 30, 2011	% of Net Revenues	July 31, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$(673)	(0.1)%	$(1,399)	(0.3)%	$726	51.9%
Nine months ended	$(297)	0.0%	$(2,231)	(0.1)%	$1,934	86.7%

For the three and nine months ended July 30, 2011 compared with the three and nine months ended July 31, 2010, the increase in interest and other income (loss), net, was primarily due to higher foreign exchange losses recognized during the three and nine months ended July 31, 2010. Additionally, beginning in the first fiscal quarter of 2011, gains or losses relating to the effective portion of foreign currency cash flow derivatives are recorded in cost of revenues and operating expenses to match the underlying exposure to the related hedge results (see Note 10, “Derivative Instruments and Hedging Activities” of the Notes to the Condensed Consolidated Financial Statements). In the prior period, net losses recorded in interest and other income (loss), net were not material, and have not been reclassified.

Interest expense. Interest expense primarily represents the interest cost associated with our term loan, Senior Secured Notes and convertible subordinated debt (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). Interest expense is summarized as follows (in thousands, except percentages):

	July 30, 2011	% of Net Revenues	July 31, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$(42,066)	(8.4)%	$(22,061)	(4.4)%	$20,005	90.7%
Nine months ended	$(84,357)	(5.3)%	$(63,656)	(4.1)%	$20,701	32.5%

Interest expense increased for the three and nine months ended July 30, 2011 compared with the three and nine months ended July 31, 2010 primarily as a result of the write-off of debt issuance costs and debt discount of $25.5 million related to the refinancing of the term loan facility in the third fiscal quarter of 2011, and capitalization of a portion of interest cost in connection with the development of our campus in 2010. This was partially offset by a reduction in debt, with Brocade electing to make accelerated payments towards the principal of the term loan, and the retirement of the 2.25% Notes on February 16, 2010, as well as lower interest rates on amending the term debt credit agreement. During the nine months ended July 30, 2011, we made net debt payments of $110.9 million toward the principal of the Senior Secured Credit Facility, $92.3 million of which were voluntary prepayments. During the fiscal year 2010, we paid $583.0 million toward the principal of the Senior Secured Credit Facility, $560.0 million of which were voluntary prepayments.

Gain (loss) on sale of investments and property, net. Gain (loss) on sale of investments and property, net, is summarized as follows (in thousands, except percentages):

	July 30, 2011	% of Net Revenues	July 31, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$154	0.0%	$(24)	—%	$178	741.7%
Nine months ended	$137	0.0%	$(8,599)	(0.6)%	$8,736	101.6%

Gain (loss) on sale of investments and property, net was immaterial for the three months ended July 30, 2011 and July 31, 2010. For the nine months ended July 30, 2011 compared with the nine months ended July 31, 2010, the increase in gain on sale of investments and property, net, was primarily due to an immaterial gain on sale of investments, net, for the nine months ended July 30, 2011 as compared to an $8.7 million loss on the sale of owned property in San Jose during the nine months ended July 31, 2010, to an unrelated third party.

Income tax benefit. Income tax benefit and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Three Months Ended		Nine Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Income tax benefit	$(10,300)	$(14,926)	$(16,629)	$(14,985)
Effective tax rate	123.2%	(196.3)%	(43.4)%	(18.9)%

We recorded a tax benefit for the three and nine months ended July 30, 2011 and July 31, 2010, respectively, primarily due to a discrete benefit from the retroactive reinstatement of the federal research and development tax credit provision from January 1, 2010 to December 31, 2011, as a result of the Tax Relief Act enacted on December 17, 2010, and reserve releases from the settlement with the IRS regarding our fiscal year 2007 and 2008 audit and expiring statute of limitation (see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements).

Based on our current forecasted results, we expect a tax benefit for fiscal year 2011 compared to tax expense for fiscal year 2010. However, factors such as the mix of Ethernet versus Data Storage products and domestic versus international profits could affect our tax expense. As estimates and judgments are used to project such international earnings, the impact to our tax provision could vary if the current planning or assumptions change. In addition, we do not forecast discrete events, such as a settlement of tax audits with governmental authorities due to their inherent uncertainty. Such settlements could materially impact our tax expense. Given that the tax rate is driven by several different factors, it is not possible to estimate our future tax rate with a high degree of certainty.

Our income tax provision could change from either effects of changing tax laws and regulations, or differences in international revenues and earnings from those historically achieved, a factor largely influenced by the buying behavior of our OEM and channel partners.

The IRS and other tax authorities regularly examine our income tax returns. For additional discussion, see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements. We are currently undergoing an IRS audit for fiscal years 2004 through 2008, for which we expect to resolve fiscal years 2004 through 2006 during the next twelve months. As such, after we reach settlement with the IRS, we expect to record a corresponding adjustment to our unrecognized tax benefits. Due to availability of net operating losses and credits, the IRS audit settlement is not expected to result in a significant tax payment. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential decreases in underlying uncertain tax positions is between $0 and $24 million in the next twelve months.

We believe that sufficient positive evidence exists from historical operations and projections of taxable income in future years to conclude that it is more likely than not that we will realize our deferred tax assets. Accordingly, we apply a valuation allowance only on the deferred tax assets relating to capital loss and investment loss carryforwards due to limited carryforward periods and the character of such tax attributes. The Governor of the State of California has introduced tax proposals affecting future state income tax apportionment that may have a significant impact on our ability to realize certain California deferred tax assets. We will reevaluate the realization of its California deferred tax assets if and when the current law changes.

Liquidity and Capital Resources

	July 30, 2011	October 30, 2010	Increase/ (Decrease)
	(in thousands)
Cash and cash equivalents	$472,559	$333,984	$138,575
Short-term investments	781	1,998	(1,217)

Total	$473,340	$335,982	$137,358

Percentage of total assets	13%	9%

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

During the third quarter of fiscal year 2011, we amended our term debt credit agreement to refinance all of the outstanding term loan with a replacement term loan that reduced interest rates on the term loan facility, and to amend certain other provisions of the Credit Agreement to provide us with greater flexibility, including extending the maturity date of the term loan facility to October 31, 2014.

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

Financial Condition

Cash and cash equivalents and short-term investments as of July 30, 2011 increased by $137.4 million over the balance as of October 30, 2010 primarily due to increased cash from operating activities and decreased purchases of property and equipment due to completion of campus construction during fiscal year 2010, partially offset by accelerated payments towards the principal of the term loan.

For the nine months ended July 30, 2011, we generated $243.0 million in cash from operating activities, which was higher than our net income for the same period primarily as a result of adjustments to net income for non-cash items related to depreciation and amortization, stock-based compensation expense and write-off of debt issuance costs and debt discount, in addition to decrease in account receivables and increase in deferred revenues. This was partially offset by decreases in other accrued liabilities, accounts payable and accrued employee compensation.

Accounts receivable days sales outstanding, which is a measure of the average number of days that a company takes to collect revenue after a sale has been made, for the nine months ended July 30, 2011 and July 31, 2010 was 51 days. A majority of our accounts receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of July 30, 2011, three customers accounted for 18%, 12% and 12%, respectively, of total accounts receivable. As of October 30, 2010, three customers accounted for 17%, 14% and 10%, respectively, of total accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral or security interests on accounts receivable balances. We have established reserves for credit losses, sales allowances, and other allowances. While we have not experienced material credit losses in any of the periods presented, there can be no assurance that we will not experience material credit losses in the future.

Net cash used in investing activities for the nine months ended July 30, 2011 totaled $75.1 million and was primarily the result of $76.7 million in purchases of property and equipment, partially offset by sales of investments.

Net cash used in financing activities for the nine months ended July 30, 2011 totaled $30.1 million and was primarily the result of net debt payment related to the term loan of $110.9 million and stock repurchases of $10.0 million, partially offset by proceeds from the issuance of common stock from ESPP purchases and stock option exercises of $93.3 million. Additionally, during the third quarter of fiscal year 2011, we refinanced all of the outstanding term loan with a replacement term loan.

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

Nine Months Ended July 30, 2011 Compared to Nine Months Ended July 31, 2010

Operating Activities. Net cash provided by operating activities increased for the nine months ended July 30, 2011 compared with the nine months ended July 31, 2010 by $50.9 million. The increase was primarily due to increased accounts receivable collections and decreased payment with respect to accrued employee compensation, partially offset by a decrease in net income during the nine months ended July 30, 2011.

Investing Activities. Net cash used in investing activities decreased for the nine months ended July 30, 2011 compared with the nine months ended July 31, 2010 by $48.9 million. The decrease was primarily due to lower purchases of property and equipment in the nine months ended July 30, 2011, partially offset by proceeds of $30.2 million from sale of property in the first fiscal quarter of 2010.

Financing Activities. Net cash used in financing activities decreased for the nine months ended July 30, 2011 compared with the nine months ended July 31, 2010 by $75.2 million. The decrease was primarily due to higher net debt payments and common stock repurchases during the nine months ended July 31, 2010 as well as increased proceeds from issuance of common stock during the nine months ended July 30, 2011.

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

Senior Secured Credit Facility. A portion of our outstanding debt is related to the financing of the Foundry acquisition, the costs and expenses related to the merger, and the ongoing working capital and other general corporate purposes of the combined organization after consummation of the merger (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). During the third quarter of fiscal year 2011, we amended our term debt credit agreement to refinance all of the outstanding term loan with a replacement term loan that reduced interest rates on the term loan facility, and to amend certain other provisions of the Credit Agreement to provide us with greater operating flexibility, including extending the maturity date of the term loan facility to October 31, 2014 and removing certain restrictions on the repurchase of the Company’s shares, provided the consolidated senior secured leverage ratio is under 2.00. In addition to the refinancing, during the nine months ended July 30, 2011, we paid $110.9 million towards the principal of the Senior Secured Credit Facility, $92.3 million of which were voluntary prepayments. We have the following resources available to obtain short-term or long-term financing, if we need additional liquidity, as of July 30, 2011 (in thousands):

	Original Amount Available	July 30, 2011
		Used	Available
Revolving credit facility	$125,000	$—	$125,000

Total	$125,000	$—	$125,000

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

Trade Receivables Factoring Facility. We have an agreement with a financial institution to sell certain of our trade receivables from customers with limited, non-credit related, recourse provisions. The sale of receivables eliminates our credit exposure in relation to these receivables. Total trade receivables sold under our factoring facility are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Trade receivables sold under factoring agreement	$20,581	$17,854	$50,534	$37,323

Under the terms of the factoring agreement, the remaining available amount of the factoring facility as of July 30, 2011 is $29.4 million.

Contractual Obligations

The following table summarizes our contractual obligations, including interest expense, and commitments as of July 30, 2011 (in thousands):

	Total	Less than 1 Year		1—3 Years		3—5 Years		More than 5 Years
Contractual Obligations:
Term loan (1)	$256,151		$54,567		$104,874		$96,710		$—
Senior Secured Notes due 2018 (1)	429,188		19,875		39,750		39,750		329,813
Senior Secured Notes due 2020 (1)	475,313		20,625		41,250		41,250		372,188
Non-cancelable operating leases (2)	103,164		25,609		35,224		27,244		15,087
Non-cancelable capital leases	8,080		2,221		4,441		1,418		—
Purchase commitments, gross (3)	284,584		284,584		—		—		—

Total contractual obligations	$1,556,480		$407,481		$225,539		$206,372		$717,088

Other Commitments:
Standby letters of credit	$295	$	n/a	$	n/a	$	n/a	$	n/a

Unrecognized tax benefits and related accrued interest (4)	$152,949	$	n/a	$	n/a	$	n/a	$	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.
(2)	Amount excludes contractual sublease income of $36.6 million, which consists of $6.6 million to be received in less than one year, $13.6 million to be received in one to three years, $14.0 million to be received in three to five years and $2.4 million to be received in more than five years.
(3)	Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers. Of this amount, we have accrued $4.7 million for estimated purchase commitments that we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.
(4)	As of July 30, 2011, we had a liability for unrecognized tax benefits of $149.7 million and a net accrual for the payment of related interest and penalties of $3.3 million. We expect to resolve the fiscal years 2004 through 2006 IRS audit during the next twelve months. As such, after we reach settlement with the IRS, we expect to record a corresponding adjustment to our unrecognized tax benefits. Due to availability of net operating losses and credits, the IRS audit settlement is not expected to result in a significant tax payment. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential decreases in underlying uncertain tax positions is between $0 and $24 million in the next twelve months.

Share Repurchase Program. As of November 29, 2007, our Board of Directors authorized a total of $800.0 million for the repurchase of our common stock. The purchases may be made, from time to time, in the open market or by privately negotiated transactions and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, our debt covenants and other factors, including alternative investment opportunities. For the three months ended July 30, 2011, we repurchased 1.5 million shares for an aggregate purchase price of $10.0 million. Approximately $379.1 million remains authorized for future repurchases under this program as of July 30, 2011. We are subject to certain covenants relating to our borrowings that restrict the amount of our Company’s shares that we can repurchase. There is no restriction on the repurchase of our Company’s shares under the terms of our Senior Secured Credit Facility, provided our consolidated senior secured leverage ratio as defined in the credit agreement is under 2.00.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of July 30, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Estimates

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the nine months ended July 30, 2011 as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 30, 2010.

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

We apply a two-step approach in testing goodwill for impairment for each reporting unit, which we have determined to be at the operating segment level. The reporting units are determined by the components of our operating segments that constitute a business for which both (i) discrete financial information is available and (ii) segment management regularly reviews the operating results of that component. Our four reporting units are: Data Storage Products; Ethernet Switching & Internet Protocol (“IP”) Routing, which includes Open Systems Interconnection Reference Model (“OSI”) Layer 2-3 products; Application Delivery Products (“ADP”), which includes OSI Layer 4-7 products; and Global Services.

The first step tests for potential impairment by comparing the fair value of reporting units with reporting units’ net asset values. If the fair value of the reporting unit exceeds the carrying value of the reporting unit’s net assets, then goodwill is not impaired and no further testing is required. If the fair value of reporting unit is below the reporting unit’s carrying value, then the second step is required to measure the amount of potential impairment. The second step requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities, using the initial acquisition accounting guidance related to business combinations, to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we record an impairment loss equal to the difference.

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

The following table summarizes the approximate impact that a change in principal key assumptions would have on the estimated fair value of ADP reporting unit, leaving all other assumptions unchanged:

	Change	Approximate Impact on Fair Value (In millions)	Excess of Fair Value over Carrying Value (In millions)
Discount rate	±1%	$(5) – 5	$29 – 39
DCF terminal value multiplier	±0.5x	$(6) – 6	$28 – 40

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

We are exposed to changes in interest rates as a result of our borrowings under our term loan. As of July 30, 2011, the weighted-average annualized interest rate on the term loan was 3.0%. Based on outstanding principal indebtedness of $240.0 million under our term loan as of July 30, 2011, if market rates average 1% above the current interest rate, our annual interest expense would increase by approximately $2.4 million.

Our cash and cash equivalents are primarily maintained at five major financial institutions in the United States. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.

The Company did not have any material investments as of July 30, 2011 that are sensitive to changes in interest rates.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the nine months ended July 30, 2011 were the Chinese yuan, the euro, the Japanese yen, the Indian rupee, the British pound, the Singapore dollar and the Swiss franc. We are primarily exposed to foreign currency fluctuations related to operating expenses and cost of inventory components denominated in currencies other than the U.S. dollar. As such, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures.

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

Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. As of July 30, 2011, we held $44.3 million in cash flow derivative instruments. The maximum length of time over which we are hedged as of July 30, 2011 is through January 10, 2012.

We have performed a sensitivity analysis as of July 30, 2011, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect at July 30, 2011. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material foreign exchange loss as of July 30, 2011.

Equity Price Risk

We had no investments in publicly traded equity securities as of July 30, 2011. The aggregate cost of our equity investments in non-publicly traded companies was $7.0 million as of July 30, 2011. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other-than-temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes.

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On July 29, 2011, the last business day of our third fiscal quarter of 2011, the last reported sale price of our common stock on the NASDAQ Global Select Market was $5.48 per share.

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

(b) Changes in Internal Control over Financial Reporting. While there were no changes in our internal control over financial reporting that occurred during the quarter ended July 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as part of continuous process improvements, the Company implemented certain enhancements to processes relating to sales discounts, including implementation of improved information systems, in the beginning of fiscal year 2011. As a result of these improvements, the Company identified certain immaterial errors in its prior period financial statements as described in Note 1, “Basis of Presentation” of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Item 1A. Risk Factors

Uncertainty about or a slowdown in the domestic and global economies may increasingly adversely affect Brocade’s operating results and financial condition.

There is ongoing uncertainty about the domestic and global economies and there may be a prolonged period of significant slowdown. Such uncertainty or slowdown may result in lower growth in the networking industry and reduced demand for information technology, including high-performance data networking solutions. Information technology spending has historically declined as federal spending decreases and general economic and market conditions have worsened. If the domestic and/or global economy undergoes a prolonged period of uncertainty or a significant downturn, such as the debt crisis occurring in the Eurozone economy, or if Brocade’s customers believe such a period of uncertainty or a downturn will continue for a sustained period they will likely reduce their information technology spending and future budgets. Brocade is particularly susceptible to reductions in information technology spending because the purchase of Brocade’s products is often discretionary and may involve a significant commitment of capital and other resources. Future delays or reductions in information technology spending, domestically and/or internationally, could harm Brocade’s business, results of operations and financial condition in a number of ways, including longer sales cycles, increased inventory provisions, increased production costs, lowered prices for products and reduced sales volumes. Similarly, as Brocade’s suppliers face challenges in obtaining credit or otherwise in operating their businesses, they may become unable to continue to offer the materials Brocade uses to manufacture its products. These events have caused, and may cause further, reductions in Brocade’s revenue, profitability and cash flows, increased price competition, increased operating costs and longer fulfillment cycles and exacerbate many other risks noted in this Form 10-Q, which adversely affect Brocade’s business, results of operations and financial condition.

Given the current uncertainty about the extent and duration of the global financial recovery, it is increasingly difficult for Brocade, Brocade’s customers and Brocade’s suppliers to accurately forecast future product demand trends, which could cause Brocade to produce excess products that would increase Brocade’s inventory carrying costs and result in obsolete inventory. Alternatively, this forecasting difficulty could cause a shortage of products or materials used in Brocade’s products that would result in an inability to satisfy demand for Brocade’s products and a loss of market share.

A period of uncertainty or economic downturn may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing. Circumstances may arise in which Brocade needs, or desires, to raise additional capital. Such capital may not be available on commercially reasonable terms, or at all, which in turn could adversely affect Brocade’s financial condition.

Intense competition in the market for networking solutions could prevent Brocade from increasing or maintaining revenue, profitability and cash flows with respect to its networking solutions.

The networking market is increasingly competitive. While Cisco maintains a dominant position in the Ethernet networking market, other companies have strengthened their networking portfolios through acquisitions, including Dell’s acquisition of Force10 Networks, HP’s acquisition of 3Com, and IBM’s acquisition of Blade Network Technologies. These acquisitions will significantly limit Brocade’s ability to sell Ethernet products through these companies and may also indirectly impact the Fibre Channel business. HP, IBM and, to a lesser extent, Dell are important OEM partners for Brocade in the Fibre Channel switching market, yet also are competitive with Brocade in other respects. Other competitors in the Ethernet networking market include Arista Networks, Alcatel-Lucent, Enterasys Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Huawei Technologies Co. Ltd., and Juniper Networks, Inc.

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

The above-referenced acquisitions and business partnerships demonstrate the increasingly complex nature of relationships within the networking industry, especially as the IT industry migrates to cloud computing models. This trend has led the networking industry to introduce new solutions and technology architectures to support cloud computing. Brocade calls this category “Ethernet fabrics” and has introduced a new solution portfolio through the Brocade VDX 6720 Data Center Switch and the Brocade Virtual Cluster Switching (VCS) software. Brocade’s competitors also recently introduced new products focused on cloud computing such as Juniper Networks and its QFabric architecture. Other examples include Arista Networks, Avaya, Alacatel Lucent, Cisco and Force10 Networks-Dell who have all recently introduced roadmaps and solutions targeted at cloud computing users.

Some of Brocade’s competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Brocade’s competitors could also adopt more aggressive pricing policies than Brocade. Brocade believes that competition based on price may become more aggressive than it has traditionally experienced. As a result of these factors, Brocade’s competitors could also devote greater resources to the development, promotion and sale of their products than Brocade and, as a result, may be able to respond more quickly to changes in customer or market requirements. Brocade’s failure to successfully compete in the market would harm Brocade’s business and financial results.

The prices of Brocade’s products have declined in the past and Brocade expects the prices of Brocade’s products to continue to decline, which could reduce Brocade’s revenues, gross margins and profitability.

The average selling price for Brocade’s products has declined in the past, and Brocade expects it to continue to decline in the future as a result of changes in competitive pricing pressure, broader macroeconomic factors, product mix, enhanced marketing programs, increased sales discounts, new product introductions by Brocade or Brocade’s competitors, the entrance of new competitors and other factors. Brocade expects that average selling prices per port for Data Storage products will continue to decline at rates consistent with historical rates of low single digits per quarter, and that average selling prices per port for Brocade’s Ethernet products will decline at a rate in the low- to mid-single digits; however, average selling prices could decline much faster. Price declines may also increase as competitors ramp up product releases that compete with Brocade’s products. Furthermore, particularly as economic conditions deteriorate and drive a more cautious capital spending environment in the technology sector, both Brocade and its competitors could pursue more aggressive pricing strategies in an effort to maintain or seek to increase sales levels. If Brocade is unable to offset any negative impact from the above factors on the average selling price of Brocade’s products by increasing the volume of products shipped or reducing product manufacturing costs, Brocade’s total revenues and gross margins will be negatively impacted.

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

Brocade storage area networking (“SAN”) business depends on recurring purchases from a limited number of large OEM partners for a substantial portion of its revenues. As a result, these large OEM partners have a significant influence on Brocade’s quarterly and annual financial results. For fiscal years 2010, 2009 and 2008, the same three customers each represented 10% or more of Brocade’s total net revenues. Brocade’s agreements with its OEM partners are typically cancelable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. Brocade’s OEM partners could also elect to eliminate, reduce, or rebalance the amount they purchase from Brocade and/or increase the amount purchased from Brocade’s competitors or introduce their own technology. Changes to inventory levels at one or multiple partners can negatively impact Brocade’s revenue and earnings results and may mask underlying end-user demand. Also, one or more of Brocade’s OEM partners could elect to consolidate or enter into a strategic partnership with one of Brocade’s competitors, which could reduce or eliminate Brocade’s future revenue opportunities with that OEM partner. Brocade anticipates that a significant portion of its revenues and operating results from its SAN business will continue to depend on sales to a relatively small number of OEM partners. The loss of any one significant OEM partner, or a decrease in the level of sales to any one significant OEM partner, or unsuccessful quarterly negotiation on key terms, conditions or timing of purchase orders placed during a quarter, would likely cause serious harm to Brocade’s business and financial results.

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

Brocade offers its products through a multipath distribution strategy, including through resellers, distributors and direct, and its Ethernet products through OEMs that have historically offered Brocade SAN products. However, these new and expanded channels may not generate much, if any, revenue opportunities for Brocade. This is further compounded by the fact that several major OEMs, including Dell, IBM and HP, have acquired companies who offer Ethernet products competitive to Brocade’s offerings.

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

The loss or delay of continued orders from any of Brocade’s more significant customers, such as the U.S. government or individual agencies within the U.S. government such as the Department of Defense or Intelligence where Brocade’s revenue is highly concentrated, or companies within the financial services, education and health sectors, could also cause its revenue and profitability to suffer. For example, if Brocade is unable to offer qualified products to such government customers due to regulations and requirements with respect to country of origin designation, or if Brocade experiences governmental procurement delays due to the timing of approval of the federal budget, budget reductions that target specific agencies where Brocade’s revenue is concentrated, or other reasons, Brocade’s revenue and operating results could be negatively impacted. In addition, a change in the mix of Brocade’s customers, or a change in the mix of direct and indirect sales, could adversely affect its revenue and gross margins. Also, such governmental delays or budget reductions could negatively impact IT spending across the broader economy and therefore negatively impact Brocade’s revenue and operating results.

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

Brocade’s success depends, to a significant degree, upon the continued contributions of key management, engineering, sales and other talent, many of whom would be difficult to replace. Brocade believes its future success depends, in large part, upon Brocade’s ability to effectively attract highly skilled sales talent in addition to managerial, engineering and other talent, and on the ability of management to operate effectively, both individually and as a group, in geographically diverse locations. There is a limited number of qualified talent in each applicable market and competition for such talent has become much more aggressive. Other companies in Brocade’s industry and geographic regions are recruiting from the same limited talent pool which creates further compression on the availability of qualified talent. In particular, Brocade operates in various locations with highly competitive labor markets including Bangalore, India and San Jose, California, as well as certain emerging labor markets, such as the Eastern European and Latin American markets. Brocade may experience difficulty in hiring qualified talent with skills in areas such as sales, ASICs, software, system and test, product management, marketing, service, customer support and key management.

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

Brocade carries a substantial amount of acquired intangible assets, goodwill and deferred tax assets on its balance sheet. The goodwill and acquired intangibles relate to Brocade’s prior strategic acquisitions. In response to changes in industry and market conditions, Brocade may elect to realign its resources strategically and consider restructuring, selling, disposing of, or otherwise exiting businesses. Any decision to limit investment in, sell, dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, goodwill impairment charges, intangible asset write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products.

As a result of Brocade’s acquisition of Foundry in December 2008, Brocade reorganized into four operating segments, of which two are individually reportable segments: Data Storage Products and Global Services; and the two other operating segments, Ethernet Switching & IP Routing and ADP, combine to form a third reportable segment: Ethernet Products. Brocade’s determination of fair value of long-lived assets relies on management’s assumptions of future revenues, operating costs, and other relevant factors. If management’s estimates of future operating results change or if there are changes to other assumptions, such as the discount rate applied to future cash flows, the estimate of the fair value of Brocade’s reporting units could change significantly, which could result in goodwill impairment charges. Brocade’s estimates with respect to the useful life or ultimate recoverability of Brocade’s carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Brocade is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings. Brocade conducted its annual goodwill impairment test during the second fiscal quarter of 2011, and determined that no impairment needed to be recorded (see Note 3, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements, and sensitivity analysis performed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations). If future goodwill impairment tests result in a charge to earnings, Brocade’s financial results would be adversely affected.

Brocade has determined that more-likely-than-not it will realize its deferred tax assets based on positive evidence of its history of profits and projections of future income. Accordingly, the Company only applies a valuation allowance on the deferred tax assets relating to capital loss and investment loss carryforwards. In the event future income by jurisdiction is less than what is currently projected, Brocade may be required to apply a valuation allowance to these deferred tax assets in jurisdictions where realization of such assets are no longer more-likely-than-not (see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements).

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

•

Disruptions, or a continued decline, in general economic conditions, particularly in the information technology industry and U.S. federal government budget cycles, especially those governmental departments such as the Department of Defense and Intelligence that are likely to be negatively impacted by budget reductions and where Brocade’s revenue is highly concentrated;

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

Brocade competes in markets that are frequently subject to claims and related litigation regarding patent and other intellectual property (“IP”) rights. From time to time, third parties have asserted patent, copyright, trade secret, and/or other IP-related claims against Brocade and/or employees of Brocade. These claims may be, and have been in the past, made against Brocade’s products and services, subcomponents of its products, methods performed by its products or combination of products including third party products or used in its operations, or uses of its products by its customers, or may concern Brocade’s hiring of a former employee of the third party claimant. Brocade and companies acquired by Brocade, such as Foundry, have in the past incurred, are currently incurring, and will in the future incur, substantial expenses to defend against such third-party claims. For instance, Brocade currently is defending patent-related lawsuits, including lawsuits filed by A10 Networks, Inc., Enterasys Networks, Inc. and Chrimar Systems, Inc. Brocade’s suppliers and customers also may be subject to third party IP claims, which could negatively impact their ability to supply Brocade or their willingness to purchase from Brocade, respectively. In addition, Brocade may be subject to claims and indemnification obligations with respect to third-party IP rights pursuant to Brocade agreements with suppliers, OEM and channel partners, or customers. The third party asserters of such IP claims may be unreasonable in their demands, or may simply refuse to settle, which could lead to expensive settlement payments, prolonged periods of litigation expenses, additional burden on employees or other resources, distraction from Brocade’s business initiatives and operations, component supply stoppages and lost sales. In the event of an adverse determination, Brocade could incur substantial monetary liability and be prohibited from utilizing certain IP or technology, hiring certain people, selling, shipping, importing or servicing certain products or incorporating necessary components into Brocade’s products. Suppliers of components or OEM systems to Brocade may be unwilling to, or not be able to, defend or indemnify Brocade against third-party assertions directed at, or based in part on, the components or systems they supply to Brocade, and may be unwilling to take licenses that would assure Brocade’s supply of such components or OEM systems. Suppliers subject to third party IP claims also may choose to, or be forced by litigation to, discontinue or alter components or services supplied to Brocade, with little or no advance notice to Brocade. Customers may perceive such third-party IP claims as risks, and may, as a result, be less willing to do business with Brocade. Such claims or litigation could also negatively impact Brocade’s recruiting efforts or ability to retain its employees. Any of the above scenarios could have a material adverse effect on Brocade’s financial position, results of operations, cash flows, and future business prospects.

Brocade’s intellectual property rights may be infringed or misappropriated by others, and Brocade may not be able to protect or enforce its intellectual property rights.

Brocade’s IP rights may be infringed or misappropriated by others. In some cases, such infringement or misappropriation may be undetectable, or enforcement of Brocade’s rights may be impractical. From time to time, Brocade sends notice to third parties to assert its IP rights and to request that those third parties take steps to address Brocade’s concerns. In addition, Brocade has filed, and may in the future file, lawsuits against third parties in an effort to enforce its IP rights. For instance, in the fourth quarter of fiscal year 2010, Brocade filed a patent infringement, copyright infringement, trade secret misappropriation and unfair competition lawsuit against A10 Networks, Inc. and certain individuals. IP litigation is expensive and unpredictable. There can be no assurance that Brocade will prevail in such assertions or enforcement efforts, either on the merits, or with respect to particular relief sought, such as damages or an injunction. Further, the opposing party may attempt to prove that the asserted IP rights are invalid or unenforceable, and, if successful, may seek recompense for its attorney fees and costs. Further, the opposing party may counterclaim against Brocade, for example, for infringement of its own patents or other IP rights, or may assert other tort or contract claims, which could lead to further expense and potential exposure for Brocade.

Brocade relies on a combination of patent, copyright, trademark and trade secret laws, and measures such as physical and operational security and contractual restrictions, to protect its intellectual property rights in its proprietary technologies, but none of these methods of protection may be entirely appropriate to address the particular risk or reliable, due to, for instance, employee hiring and turnover, geographic dispersion of employees, technology disclosures with suppliers, customers, and partners, unpredictable events, misappropriation or negligence, operations in various countries that do not have well-established or reliable enforcement institutions or customs, and other aspects of doing business on the scale of Brocade’s operations. The measures Brocade has taken to protect its intellectual property rights in its proprietary technologies may prove inadequate, which could result in a loss of IP rights. Brocade attempts to identify its technological developments for assessment of whether to file patent applications, but there can be no assurance that all patentable technological developments will be captured in patent applications. Further, although Brocade has patent applications pending, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect its technology. Further, physical and operational security can be adversely affected, and associated policies and training rendered ineffective, by employee attitudes, carelessness or disregard for policies, malfeasors or changes in technology, such as the now-near-ubiquitous availability of portable memory devices. In addition, due to less developed IP regimes in certain jurisdictions, Brocade may not be able to protect fully its IP as Brocade expands its operations globally.

Brocade relies on licenses from third parties and the loss or inability to obtain any such license could harm its business.

Many of Brocade’s products are designed to include software or other IP licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products, Brocade believes that, based upon past experience and standard industry practice, such licenses generally can be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses will be available on acceptable terms, if at all. Brocade’s inability to obtain certain licenses or other rights on favorable terms could have an adverse effect on Brocade’s business, operating results and financial condition, including its ability to continue to distribute or support effected products. In addition, if Brocade has failed or in the future fails to carefully manage the use of “open source” software in Brocade’s products, or if companies acquired by Brocade such as Foundry or McDATA failed in such regard, Brocade may be required to license key portions of Brocade’s products on a royalty-free basis or expose key parts of source code, or to commence costly product redesigns, which could result in a loss of IP rights, product performance degradation or delay in shipping products to customers.

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

Brocade may not realize the anticipated benefits of past or future acquisitions, divestitures and strategic investments, and integration of acquired companies or technologies or divestiture of businesses may negatively impact Brocade’s overall business.

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

•	Incurrence of significant exit charges if products acquired in business combinations are unsuccessful;

•	Incurrence of significant charges if Brocade divests, disposes of or otherwise exits all or part of a business;

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

Brocade may divest certain businesses from time to time. Such divestitures will likely involve risks, such as difficulty splitting up businesses, distracting employees, potential loss of revenue and negatively impacting margins, and potentially disrupting customer relationships.

If Brocade is not able to successfully integrate or divest businesses, products, technologies or personnel that Brocade acquires or divests, or to realize expected benefits of Brocade’s acquisitions, divestitures or strategic investments, Brocade’s business and financial results would be adversely affected.

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

Brocade is subject to periodic audits or other reviews by such governmental agencies. For example, Brocade is under examination by the IRS for its domestic federal income tax return for the fiscal years 2004 through 2008. In addition, Foundry’s California income tax returns for calendar years 2006 and 2007 are currently being examined by the California Franchise Tax Board. All these examination cycles remain open as of July 30, 2011. Brocade resolved its California income tax audit for the years ended October 25, 2003 and October 30, 2004. To the extent carryforwards from these years are used in the future, the California Franchise Tax Board has the right to audit the carryforward amounts. The SEC also periodically reviews Brocade’s public company filings. Any such examination or review frequently requires management’s time and diversion of internal resources and, in the event of an unfavorable outcome, may result in additional liabilities or adjustments to Brocade’s historical financial results.

The IRS is contesting Brocade’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries. Brocade appealed the Revenue Agent’s Report to the Appeals Office of the IRS for the fiscal years under examination through 2008. The IRS may make similar claims against Brocade’s transfer pricing arrangements in future examinations. Audits by the IRS are subject to inherent uncertainties and an unfavorable outcome could occur, such as fines or penalties. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on Brocade’s results of operations for that period or future periods. The expense of defending and resolving such an audit may be significant. The amount of time to resolve an audit is unpredictable and defending Brocade may divert management’s attention from Brocade’s day-to-day business operations, which could adversely affect Brocade’s business.

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

Brocade has incurred substantial indebtedness that decreases Brocade’s business flexibility and access to capital, and increases its borrowing costs, which may adversely affect Brocade’s operations and financial results.

As of July 30, 2011, Brocade owed $600 million of Senior Secured Notes and approximately $240 million under the Senior Secured Credit Facility (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). The financial and other covenants agreed to by Brocade in connection with such indebtedness and the increased indebtedness and higher debt-to-equity ratio of Brocade in comparison to that of Brocade on a recent historical basis will have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions and increasing borrowing costs, and may adversely affect Brocade’s operations and financial results. This indebtedness may also adversely affect Brocade’s ability to access sources of capital or incur certain liens, including without limitation, funding acquisitions or repurchasing Brocade stock. In addition, Brocade’s failure to comply with these covenants could result in a default under the applicable debt financing agreements, which could permit the holders to accelerate such debt or demand payment in exchange for a waiver of such default. If any of Brocade’s debt is accelerated, Brocade may not have sufficient funds available to repay such debt. The current debt under the Senior Secured Credit Facility has a floating interest rate and an increase in interest rates may negatively impact Brocade’s financial results. The mandatory debt repayment schedule on the Senior Secured Credit Facility may negatively impact Brocade’s cash position and reduce Brocade’s financial flexibility. In addition, any negative changes by rating agencies to Brocade’s credit rating may negatively impact the value and liquidity of Brocade’s debt and equity securities and Brocade’s ability to access sources of capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the nine months ended July 30, 2011.

Issuer Purchases of Equity Securities

The following table summarizes share repurchase activity for the three months ended July 30, 2011 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
May 1, 2011 – May 28, 2011	—	$—	—	$389,140
May 29, 2011 – June 25, 2011	1,477	$6.80	1,477	$379,096
June 26, 2011 – July 30, 2011	—	$—	—	$379,096

Total	1,477	$6.80	1,477	$379,096

(1)	As of November 29, 2007, the Company’s Board of Directors authorized a total of $800.0 million for the repurchase of the Company’s common stock. Purchases have been made, from time to time, in prior periods in the open market or by privately negotiated transactions and were funded from available working capital. The number of shares purchased and the timing of purchases were based on the level of the Company’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities.

Item 5. Other Information

During the last quarter, on June 20, 2011, Daniel W. Fairfax was appointed to the position of the Company’s Chief Financial Officer. Previously, on December 23, 2010, Mr. Fairfax had entered into a written sales plan intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934. From time to time, it is possible that Mr. Fairfax may sell shares under his 10b5-1 plan. In addition, other executive officers and directors of the Company either have a 10b5-1 plan in place currently or might put one in place from time to time in the future.

Under Rule 10b5-1, a company’s directors and executives officers and other persons who are not in possession of material nonpublic information regarding the company may adopt a prearranged plan or contract for the sale of company securities under specified conditions and at specified times. As sales are executed in the future under the 10b5-1 plans, they will be reported in accordance with federal securities laws. Using the 10b5-1 plan, insiders can gradually diversify their investment portfolios. Except as required by law, the Company does not undertake to report written trading plans established by other Company officers or directors nor to report modifications, terminations, transactions or other activities under the 10b5-1 plans.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)

3.2	Certificates of Correction and Corrected Amended and Restated Certificate of Incorporation effective as of June 1, 2009 (incorporated by reference to Exhibit 3.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended May 2, 2009)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation effective as of April 13, 2010 (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on April 13, 2010)

3.4	Amended and Restated Bylaws of the Registrant effective as of April 13, 2010 (incorporated by reference to Exhibit 3.2 from Brocade’s Form 8-K filed on April 13, 2010)

3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

3.6	Certificate of Elimination of Series A Participating Preferred Stock of Brocade (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 16, 2007)

4.1	Form of Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

4.2	Indenture, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, governing the 2018 Notes (incorporated by reference to Exhibit 4.1 from Brocade’s Form 8-K filed on January 26, 2010)

4.3	Indenture, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, governing the 2020 Notes (incorporated by reference to Exhibit 4.2 from Brocade’s Form 8-K filed on January 26, 2010)

10.1	Amendment No. 2, dated as of June 10, 2011, by and among Brocade Communications Systems, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, to the Credit Agreement, dated as of October 7, 2008 (as amended), by and among Brocade Communications Systems, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on June 10, 2011)

10.2*	Amendment Number 42 dated June 30, 2011 to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade

10.3*	Amendment Number 7 dated July 20, 2011 to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

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

Brocade Communications Systems, Inc.

Date: September 1, 2011	By:	/s/ Daniel W. Fairfax
Daniel W. Fairfax
Chief Financial Officer