Form 10-K
period 2011-10-29
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2011-12-20
CIK 1009626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 29, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on April 29, 2011 as reported by the NASDAQ Global Select Market on that date, was approximately $2,970,054,519. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s common stock as of December 9, 2011 was 455,071,968 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

BROCADE COMMUNICATIONS SYSTEMS, INC.

FORM 10-K

For the Fiscal Year Ended October 29, 2011

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

General

Brocade Communications Systems, Inc. (“Brocade” or the “Company”) is a leading supplier of networking equipment, including Internet Protocol (“IP”) based Ethernet networking solutions and storage area networking solutions for businesses and organizations of many types and sizes, including global enterprises, and service providers such as telecommunication firms, cable operators and mobile carriers. Brocade offers a comprehensive line of high-performance networking hardware and software products and services that enable businesses and organizations to make their networks and data centers more efficient, reliable and adaptable. Brocade’s products, services and solutions simplify information technology (“IT”) infrastructure, increase resource utilization, ensure availability of mission critical applications, and support key IT services including Internet connectivity, enterprise mobility, virtualization, and cloud computing.

Brocade products and services are marketed, sold and supported worldwide to end-user customers through distribution partners, including original equipment manufacturers (“OEMs”), distributors, systems integrators, value-added resellers (“VARs”) and directly to end-users by the Brocade sales force.

For revenue and other information regarding Brocade’s operating segments, see Note 16 “Segment Information,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K , which is incorporated herein by reference.

Products and Services

Data Storage Products

Brocade’s storage networking products and services are designed to help customers reduce the cost and complexity of managing business information within a shared data storage environment, while enabling high levels of availability of mission critical business applications. In addition, Brocade’s products and services assist customers in the development and delivery of storage and server consolidation, disaster recovery and data security, and in meeting compliance issues regarding data management. Customers use Brocade’s products to build storage area networks (“SAN”s), which we refer to as “Storage fabrics.” Brocade’s products are generally used in conjunction with servers and storage subsystems, SAN interconnection components such as host bus adapters (“HBAs”), and server and storage management software applications and tools. By utilizing shared storage, or networked storage solution, enterprises of all types and sizes can more easily share and consolidate server and storage resources, centralize and simplify data management, scale and provision storage resources more effectively, and improve application efficiency, performance and availability. As a result, these enterprises are able to better utilize IT assets, improve productivity of IT personnel, reduce capital and operational expenditures, and more reliably and securely store, manage and administer business information.

Brocade’s family of Fibre Channel (“FC”) SAN backbones, directors, fabric and embedded switches provide interconnections, bandwidth and high-speed routing of data between servers and storage devices. Product models range from entry-level 8-port fabric switches to 896-port directors with multiple options, addressing the needs of small departments and global enterprises alike. These high-performance solutions are available to support requirements both for open systems and mainframe operations. Switches and directors support key applications such as data backup, remote mirroring and high-availability clustering, as well as high-volume transaction processing applications such as enterprise resource planning and data warehousing. Brocade’s storage networking products have been designed to meet the storage networking needs of end-users in environments ranging from small and medium-sized businesses to large enterprises with storage network fabrics that scale to thousands of ports, spread across multiple locations around the world. Brocade’s storage networking products also include HBAs, which connect host computers to a FC network.

Brocade offers a variety of fabric extension, switching and routing solutions that are designed to connect two or more data centers over long distances to enhance business continuity and disaster recovery. Brocade’s fabric extension solutions support SAN extension (Fibre Channel), mainframe extension (Fibre Connectivity), as well as other multiprotocol switching and routing technologies including optical, asynchronous transfer mode, and IP networks. Through its Brocade Network Advisor software, Brocade offers end-to-end management across multiple fabrics with high levels of scalability and performance designed to maximize data availability even over extended distances.

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

Brocade recently made available the next generation of FC industry standard products, which offer 16 gigabits per second (“Gbps”) performance. Brocade’s commitment to 16 Gbps FC builds upon its market leadership in FC storage networking solutions, which includes the flagship Brocade DCX(R) Backbone family along with SAN directors, switches and HBAs. Brocade has also led the industry through every FC technology cycle, including the evolution from 1, 2, 4, 8 and now 16 Gbps technologies.

Brocade also offers various data center networking products, including fixed port switches, fabric switches such as the Brocade VDX, and blades for its SAN backbones, that support other emerging protocols such as Fibre Channel over Ethernet (“FCoE”) and Data Center Bridging (“DCB”). Brocade is one of the pioneers of these technologies and has been instrumental in driving the protocol toward standardization.

Ethernet Products—Ethernet Switching & Internet Protocol Routing

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

Brocade has begun offering new Layer 2 products as “Ethernet fabric” solutions that provide new levels of network automation, scalability, performance and operational simplicity that are essential in helping IT move to highly virtualized and cloud environments. Brocade delivers Ethernet fabric capabilities through its family of Brocade VDX Data Center Switches, which began shipping in early 2011. The Brocade VDX family of switches with Brocade Virtual Cluster Switching or VCS Fabric technology delivers enterprise agility through automated, zero-touch Virtual Machine (“VM”) discovery, configuration, and mobility. Brocade now offers three versions of the VDX switches, specifically the VDX 6710, 6720 and 6730 models that offer differing levels of performance, port density and functionality that customers may choose based on their needs.

Brocade’s NetIron MLX and CES/CER families of carrier-class switches and routers are designed to handle network traffic within and across service provider networks, including telecommunications providers, cable multiservice operators and mobile carriers. Brocade offers a full portfolio of Ethernet-optimized platforms designed for service provider environments including the data center, metro access, aggregation and high-capacity IP/Multiprotocol Label Switching core. Brocade also offers an industry-leading portfolio of Carrier Ethernet products from the metro edge into the network core. Brocade’s Metro and Internet routers are designed to deliver the capabilities, performance and scalability needed to provide efficient and reliable routing services to Internet data centers around the world.

Brocade is also focused on helping its global service provider customers fundamentally change their business and make them more profitable by enabling their networks to deliver new services and capabilities based on cloud computing. Cloud computing is transforming how service providers are able to deliver IT services to their customers. The Company believes it has taken a leadership position in delivering a variety of cloud-optimized networking solutions such as Ethernet fabrics, high-density 10 and 100 Gigabit Ethernet as well as a seamless migration strategy and solution from IPv4 to IPv6.

Ethernet Products—Application Delivery Products (“ADP”)

Brocade’s Layer 4 – 7 platforms, including the Brocade ServerIron and ServerIron ADX family of products, are designed for application traffic management and server load balancing, allowing customers to improve the performance of specific applications or improve the performance of a server farm. These high-performance data center traffic management systems with network intelligence capabilities allow enterprises and service providers to build reliable network infrastructures that efficiently manage the flow of traffic over extended distances, known as metro area networks and wide area networks.

In early 2011, Brocade introduced new software for its ServerIron ADX products that enables these platforms to act as a seamless gateway between existing IPv4 networks and new ones built on IPv6. According to networking experts and industry research firms, IPv4 has reached its scalability limits due to the exponential proliferation of networked devices such as smartphones, mobile tablets, laptops and smart sensors. This growth has resulted in the emergence of new IPv6-only devices requiring IT organizations to create new strategies to service these clients while limiting the disruption of large scale technology upgrades. With this new gateway functionality, the Company is able to provide its customers with a pragmatic path to adopt IPv6 technology and support both IPv4 and IPv6 environments simultaneously, offering them a seamless and non-disruptive migration strategy.

Global Services

Brocade offers a wide range of consulting and support services that assist customers in designing, implementing, deploying and managing advanced networking solutions, as well as post-contract customer support (“PCS”) and extended warranties. These services address a number of customer priorities that must be managed during the life cycle of a storage network or data center infrastructure and are meaningful to customers because we bring valuable experience and expertise to a customer challenge. Brocade’s services may be delivered directly to end-user customers or via partners as a component of a broader service and support offering.

On September 27, 2011, Brocade sold Strategic Business Systems, Inc. (“SBS”), a wholly-owned subsidiary that provided IT professional services for medium-size and large enterprises in both the commercial and federal government sectors. The sale of the SBS business now enables the Company’s Global Services organization to focus on the execution of strategic and core offerings such as support and service for the Company’s products as well as professional consulting.

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

Brocade has a long history of being a major contributor to the evolution of industry standards ranging from Fibre Channel communication technology to storage network interoperability to storage and storage network management. Brocade contributes to related industry standards committees and has authored or co-authored the majority of the Fibre Channel protocol standards in existence today. As Brocade continues to expand its leadership presence in new technologies, Brocade’s participation in associated standards groups continues to grow. In fiscal year 2011, Brocade was a member of the Ethernet Alliance, Metro Ethernet Forum, Open Networking Foundation, IETF, IEEE, FCIA Board, SNIA Technical Council, DMTF Technical Council and Fibre Channel-related industry associations and standards bodies. Brocade also currently chairs the INCITS T11 Committee, the lead governing body for all Fibre Channel-related standards, which includes FCoE. In October 2011, the Ethernet Alliance named a Brocade senior technologist as its new president through February 2012.

Education and Technical Certification Services

Brocade’s education and training organization delivers technical education and training to its partners and their customers on Brocade technology that encompasses design, implementation and management solutions. This education and training curriculum is delivered worldwide using diverse methodologies, which include instructor-led classes and an online web-based training portfolio as well as a “live” virtual classroom capability. Brocade Education Services trained approximately 27,000 IT professionals in fiscal year 2011. The Brocade University offers certification on Brocade solutions for IT professionals who have completed certain tests administered by an independent testing organization. The certification program is designed to measure the knowledge and proficiency of IT professionals in Brocade data center and data management solutions and technologies, and to help ensure that Brocade’s customers receive superior customer service and support. Approximately 28,000 certification tests have been delivered and 12,500 IT professionals have received Brocade credentials since inception of the program. Brocade’s education and training services are made available through its own education facilities and through its worldwide training provider network.

Distribution Channels

Brocade’s products and services are marketed, sold and supported worldwide to end-user customers through distribution partners, including OEMs, distributors, systems integrators, VARs, and directly to end-users by the Brocade sales force.

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

Customers

For the fiscal years ended October 29, 2011, October 30, 2010 and October 31, 2009, EMC Corporation (“EMC”), Hewlett-Packard Company (“HP”) and International Business Machines Corporation (“IBM”), Brocade’s largest OEM customers, each represented greater than 10% of Brocade’s total net revenues for combined totals of 43% (EMC with 15%, HP with 13% and IBM with 15%), 47% (EMC with 16%, HP with 14% and IBM with 17%) and 48% (EMC with 18%, HP with 13% and IBM with 17%) of its total net revenues, respectively. The level of sales to any OEM customer may vary from quarter to quarter. Brocade expects that it will continue to expand its routes-to-market including through distributors, direct to end-users, global systems integrators and VARs in addition to its OEM channel.

In the Ethernet market, Brocade cultivates business through its distributors in a number of key customer markets such as the service provider, U.S. government and enterprise segments. Customers in these market segments represented a significant part of Brocade’s Ethernet business. Brocade’s strategy to expand its sales of Ethernet products includes leveraging current investments in direct sales, two-tier distribution and channel partnerships, and international markets as well as selling into existing customer accounts in which it has a significant SAN presence, including Global 1000 companies and other targeted end users.

Geographic Information

For the year ended October 29, 2011, domestic and international revenues were approximately 61% and 39% of total net revenues, respectively. For the year ended October 30, 2010, domestic and international revenues were approximately 64% and 36% of total net revenues, respectively. For the year ended October 31, 2009, domestic and international revenues were approximately 65% and 35% of total net revenues, respectively. International revenues primarily consist of sales to customers in Western Europe, the greater Asia Pacific region and Japan. For the year ended October 29, 2011, international revenues increased as a percentage of total net revenues compared to the prior year primarily due to growth in Japan and the Asia Pacific region. For the year ended October 30, 2010, international revenues increased as a percentage of total net revenues compared to the prior year primarily due to growth in the Asia Pacific region.

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

The majority of Brocade’s assets as of October 29, 2011 were attributable to its United States operations. For additional geographic information on Brocade’s revenues and long lived assets, see Note 16 “Segment Information,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this From 10-K, which is incorporated herein by reference. Also, for a discussion of the risks attendant to Brocade’s international operations, see Part I, Item 1A. Risk Factors of this Form 10-K, which is incorporated herein by reference.

Acquisitions and Investments

Brocade’s acquisition and investment strategy is focused on facilitating the evolution and expansion of shared storage, data management and Ethernet networking.

On December 18, 2008, Brocade completed its acquisition of Foundry Networks, Inc. (“Foundry”), a performance and total solutions leader for Ethernet network switching and routing. This acquisition positioned Brocade as a leading supplier of end-to-end networking solutions that help enterprises and service providers connect and manage their information.

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

For the years ended October 29, 2011, October 30, 2010 and October 31, 2009, Brocade’s research and development expenses totaled $354.4 million, $354.3 million and $354.8 million, respectively. All expenditures for research and development costs have been expensed as incurred. In fiscal year 2012, Brocade expects to maintain or increase its level of investment, in absolute dollars, in research and development.

Competition

The market for networking solutions is intensely competitive. In particular, Cisco Systems, Inc. (“Cisco”) maintains a large position in the Ethernet and SAN markets and a number of its products compete directly with Brocade’s products. Brocade also competes with other companies, such as Alcatel-Lucent, Arista Networks, Avaya Inc., Enterasys Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Dell/Force10 Networks, Inc., HP, Huawei Technologies Co. Ltd., IBM and Juniper Networks, Inc. (“Juniper”). Some of Brocade’s current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases.

In addition, Brocade faces significant competition from providers of storage networking products for interconnecting servers and storage. These principal competitors include Cisco and QLogic Corporation (“QLogic”). Brocade also faces competitors in other markets in which we participate, such as Cisco, F5 Networks, Inc. and A10 Networks, Inc. in the application delivery market and QLogic and Emulex Corporation in the HBA/CNA markets. In addition, EMC, one of Brocade’s top OEM customers in terms of Fibre Channel sales and a go-to-market and technology partner since 1997, has formed a separate venture with Cisco and VMware called the “Virtual Computing Environment” (VCE) that enables the new company to sell packaged “cloud computing” and data center virtualization solutions.

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

In addition, as the networking solutions market evolves, additional technologies may become available for interconnecting servers and storage. To the extent that products based upon these technologies provide the ability to connect network servers and storage and support high-performance storage applications, they are likely to compete with Brocade’s current and future products. Competitive technologies include, but are not limited to, emerging Ethernet products, InfiniBand and Internet Small Computer System Interface (“iSCSI”) protocols, as well as other storage solutions such as Network Attached Storage and Direct Attached Storage. In addition, networking companies, manufacturers of networking equipment, and other companies may develop competitive products and technologies. Brocade’s OEM partners or other partners could also develop and introduce products that compete with Brocade’s product offerings. Brocade believes the competitive factors in this market include product performance and features, product reliability, price, size, extent of installed base, ability to meet delivery schedules, customer service, technical support and distribution channels.

Manufacturing

Brocade has manufacturing arrangements with Hon Hai Precision Industry Co., Ltd. (“Foxconn”), Sanmina-SCI Corporation (“Sanmina”), Asteel Flash Group (“Flash”), Accton Wireless Broadband Corporation (“Accton”), Motorola, Inc. (“Motorola”) and Quanta Computer Incorporated (“Quanta”) (collectively the contract manufacturers or “CMs”) under which Brocade provides product forecasts and places purchase orders in advance of the scheduled delivery of products to Brocade’s customers. The required lead time for placing orders with the CMs depends on the specific product. The CMs invoice Brocade based on prices and payment terms mutually agreed upon and set forth in purchase orders Brocade issues to them. Although the purchase orders Brocade places with its CMs are cancelable, the terms of the agreements require Brocade to purchase all inventory materials not returnable, usable by, or sold to other customers of the CMs. In addition, Flextronics International Ltd. (“Flextronics”) is Brocade’s service repair operations provider.

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

Environmental Matters

Brocade is subject to various environmental and other regulations governing product safety, materials usage, packaging and other environmental impacts in the various countries where its products are sold. For example, many of Brocade’s products are subject to laws and regulations that restrict the use of lead, mercury, hexavalent chromium, cadmium and other substances, and require producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of its products when they have reached the end of their useful life. In Europe, substance restrictions apply to products Brocade sells, and certain of Brocade’s OEM partners require compliance with these or more stringent requirements. Recycling, labeling, financing and related requirements also apply to products Brocade sells in Europe. China has also enacted legislation with similar requirements for Brocade’s products or its OEM partners for Brocade products sold in China. Brocade may be required to redesign its products to ensure that they comply with any new requirements as well as related requirements imposed by its OEM customers. Brocade also continues to work with its suppliers to ensure they provide Brocade with compliant materials, parts and components. Various other countries and states in the United States have issued, or are in the process of issuing, other environmental regulations that may impose additional restrictions or obligations and require further changes to Brocade’s products.

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

Brocade maintains a program to identify and obtain patent protection for its selected inventions. As of December 9, 2011, Brocade has 376 patents in the United States and 13 patents in various foreign countries (based on certain U.S. patents or patent applications) that are currently in force and has approximately 325 patent applications pending in the United States and approximately 17 patent applications pending in various foreign countries (based on certain U.S. patents or patent applications). The normal expiration dates of Brocade’s issued patents in the United States range from 2011 to approximately 2029. Although Brocade has patent applications pending, there can be no assurance that patents will be issued from pending applications or that claims allowed on any future patents will be sufficiently broad to protect its technology.

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

Seasonality

Historically, our first and fourth fiscal quarters are seasonally stronger quarters from a Data Storage revenue perspective than our second and third fiscal quarters. Historically, our fourth fiscal quarter for Ethernet revenue is our strongest while our first fiscal quarter is our weakest driven by the seasonality of our federal Ethernet business.

Backlog

Brocade’s business is characterized by short lead-time orders and fast delivery schedules. Sales of its products are generally made pursuant to contracts and purchase orders that are cancelable without significant penalties. These commitments are subject to price negotiations and to changes in quantities of products and delivery schedules in order to reflect changes in customers’ requirements and manufacturing availability. In addition, actual shipments depend on the manufacturing capacity of suppliers and the availability of products from such suppliers. As a result of the foregoing factors, Brocade does not believe that backlog at any given time is a meaningful indicator of its ability to achieve any particular level of overall revenue or financial performance.

Employees

As of October 29, 2011, Brocade had 4,546 employees. Brocade has not experienced any work stoppages and considers its relations with its employees to be good. Brocade’s employees are currently located in the United States headquarters in San Jose, California, as well as facilities in Broomfield, Colorado, Herndon, Virginia, Plymouth, Minnesota, Brocade’s European headquarters in Geneva, Switzerland, Brocade’s Asia Pacific headquarters in Singapore, and other offices throughout North America, Europe, Asia Pacific, Japan and Central and South America.

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

Brocade, the B-wing symbol, DCX, Fabric OS, and SAN Health are registered trademarks, and Brocade Assurance, Brocade NET Health, Brocade One, CloudPlex, MLX, VCS, VDX, and When the Mission Is Critical, the Network Is Brocade are trademarks of Brocade Communications Systems, Inc., in the United States and/or in other countries. Other brands, products, or service names mentioned are or may be trademarks or service marks of their respective owners.

Item 1A.	Risk Factors

Uncertainty about or a slowdown in the domestic and global economies may increasingly adversely affect Brocade’s operating results and financial condition.

There is ongoing uncertainty about the domestic and global economies and there may be a prolonged period of significant slowdown. Such uncertainty or slowdown may result in lower growth in the networking industry and reduced demand for information technology, including high-performance data networking solutions. Information technology spending has historically declined as federal spending decreases and general economic and market conditions have worsened. If the domestic and/or global economy undergoes a prolonged period of uncertainty or a significant downturn, such as the debt crisis occurring in the Eurozone economy, or if Brocade’s customers believe such a period of uncertainty or a downturn will continue for a sustained period, they will likely reduce their information technology spending and future budgets. Brocade is particularly susceptible to reductions in information technology spending because the purchase of Brocade’s products is often discretionary and may involve a significant commitment of capital and other resources. Future delays or reductions in information technology spending, domestically and/or internationally, could harm Brocade’s business, results of operations and financial condition in a number of ways, including longer sales cycles, increased inventory provisions, increased production costs, lowered prices for products and reduced sales volumes. Similarly, as Brocade’s suppliers face challenges in obtaining credit or otherwise in operating their businesses, they may become unable to continue to offer the materials Brocade uses to manufacture its products. These events have caused, and may cause further, reductions in Brocade’s revenue, profitability and cash flows, increased price competition, increased operating costs and longer fulfillment cycles and exacerbate many other risks noted in this Form 10-K, which adversely affect Brocade’s business, results of operations and financial condition.

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

The networking market is increasingly competitive. While Cisco maintains a dominant position in the Ethernet networking market, other companies have strengthened their networking portfolios through acquisitions, including Dell’s acquisition of Force10 Networks, HP’s acquisition of 3Com, and IBM’s acquisition of Blade Network Technologies. These acquisitions will significantly limit Brocade’s ability to sell Ethernet products through these companies and may also indirectly impact the Fibre Channel business. HP, IBM and Dell are important OEM partners for Brocade in the Fibre Channel switching market, yet also are competitive with Brocade in other respects. Other competitors in the Ethernet networking market include Arista Networks, Alcatel- Lucent, Avaya Inc., A10 Networks, Inc., Enterasys Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Huawei Technologies Co. Ltd., and Juniper Networks, Inc.

Brocade also competes with Cisco and QLogic Corporation in the Fibre Channel switching market and with QLogic and Emulex Corporation in the server connectivity or HBA market. In addition, EMC, one of Brocade’s top OEM customers in terms of Fibre Channel sales and a go-to-market and technology partner since 1997, has formed a separate venture with Cisco and VMware called the VCE that enables the new company to sell packaged “cloud computing” and data center virtualization solutions.

The above-referenced acquisitions and business partnerships demonstrate the increasingly complex nature of relationships within the networking industry, especially as the IT industry migrates to cloud computing models. This trend has led the networking industry to introduce new solutions and technology architectures to support cloud computing. Brocade calls this category “Ethernet fabrics” and has introduced a new solution portfolio through the Brocade VDX 6720 Data Center Switch and the Brocade VCS software. Brocade’s competitors also recently introduced and have begun shipping new products focused on cloud computing and delivering alternative flat network solutions such as Juniper Networks with its QFabric architecture and Cisco with its Fabricpath. Other competition in cloud solutions include Arista Networks, Avaya Inc., Alcatel-Lucent and Dell/Force10 Networks who have all recently introduced roadmaps and solutions targeted at cloud computing users.

Some of Brocade’s competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Brocade’s competitors could also adopt more aggressive pricing policies than Brocade. Brocade believes that competition based on price may become more aggressive than it has traditionally experienced. As a result of these factors, Brocade’s competitors could devote more resources to develop, promote and sell their own products rather than Brocade’s, and, therefore, those competitors could respond more quickly to changes in customer or market requirements. Brocade’s failure to successfully compete in the market would harm Brocade’s business and financial results.

The prices of Brocade’s products have declined in the past and Brocade expects the prices of Brocade’s products to continue to decline, which could reduce Brocade’s revenues, gross margins and profitability.

The average selling price for Brocade’s products has typically declined in the past and will likely continue to decline in the future as a result of changes in competitive pricing pressure, broader macroeconomic factors, product mix, enhanced marketing programs, increased sales discounts, new product introductions by Brocade or Brocade’s competitors, the entrance of new competitors and other factors. Price declines may also increase as competitors ramp up product releases that compete with Brocade’s products. Furthermore, particularly as economic conditions deteriorate and drive a more cautious capital spending environment in the technology sector, Brocade and its competitors could pursue more aggressive pricing strategies in an effort to maintain or seek to increase sales levels. If Brocade is unable to offset the negative impact from the above factors on the average selling price of Brocade’s products by increasing the volume of products shipped or reducing product manufacturing costs, Brocade’s total revenues and gross margins will be negatively impacted.

In addition, to maintain Brocade’s gross margins, Brocade must maintain or increase the number of existing products shipped and develop and introduce new products and product enhancements with improved costs, and continue to reduce the overall manufacturing costs of Brocade’s products. While Brocade has successfully reduced the cost of manufacturing Brocade’s products in the past, Brocade may not be able to continue to reduce cost of production at historical rates. Moreover, most of Brocade’s expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, Brocade may not be able to decrease its spending quickly enough or in sufficient amounts to offset any unexpected shortfall in revenues. If this occurs, Brocade could incur losses and Brocade’s operating results and gross margins could be below expectations. Additionally, Brocade’s gross margins may be negatively affected by fluctuations in manufacturing volumes, component costs, foreign currency exchange rates, the mix of product configurations sold and the mix of distribution channels through which its products are sold. In addition, if product or related warranty costs associated with Brocade’s products are greater than previously experienced, Brocade’s gross margins may also be adversely affected. Brocade has also announced its plans to increase gross margins for its Ethernet products by a combination of initiatives, including new product introductions with improved gross margins, normalized pricing, inventory management and increased product volumes. If Brocade is not able to successfully execute on one or more of these on-going initiatives, gross margin improvements may not be realized.

The loss of any of Brocade’s major OEM customers, the failure to successfully grow a direct and channel model or any other significant failure to execute on Brocade’s overall sales strategy could significantly reduce Brocade’s revenues and negatively affect Brocade’s financial results.

Brocade’s SAN business depends on recurring purchases from a limited number of large OEM partners for a substantial portion of its revenues. As a result, these large OEM partners have a significant influence on Brocade’s quarterly and annual financial results. For fiscal years 2011, 2010 and 2009, the same three customers each represented 10% or more of Brocade’s total net revenues. Brocade’s agreements with its OEM partners are typically cancelable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. Brocade’s OEM partners could also elect to eliminate, reduce, or rebalance the amount they purchase from Brocade and/or increase the amount purchased from Brocade’s competitors or introduce their own technology. Changes to inventory levels at one or multiple partners can negatively impact Brocade’s revenue and earnings results and may mask underlying end-user demand. Also, one or more of Brocade’s OEM partners could elect to consolidate or enter into a strategic partnership with one of Brocade’s competitors, which could reduce or eliminate Brocade’s future revenue opportunities with that OEM partner. Brocade anticipates that a significant portion of its revenues and operating results from its SAN business will continue to depend on sales to a relatively small number of OEM partners. The loss of any one significant OEM partner, or a decrease in the level of sales to any one significant OEM partner, or unsuccessful quarterly negotiation on key terms, conditions or timing of purchase orders placed during a quarter, would likely cause serious harm to Brocade’s business and financial results.

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

Brocade offers its Ethernet products through a multipath distribution strategy, including through resellers, distributors and direct, and through OEMs that have historically offered Brocade SAN products. However, these new and expanded channels may not generate much, if any, Ethernet revenue opportunities for Brocade. This is further compounded by the fact that several major OEMs, including Dell, IBM and HP, have acquired companies who offer Ethernet products competitive to Brocade’s offerings. A loss of or significant reduction in revenue through one of Brocade’s paths to market would impact Brocade’s financial results.

Additionally, Brocade has focused substantial resources to emphasize the Ethernet networking market and grow revenues through a channels strategy. This focus towards the Ethernet networking market may negatively impact Brocade’s other businesses such as its Data Storage networking products because management’s attention and limited resources such as employees may be reallocated away from Brocade’s Data Storage products and towards Ethernet products. Brocade must continually anticipate and respond to the needs of its distribution partners and their customers, and ensure that its products integrate with their solutions. Brocade’s failure to successfully manage and grow its distribution relationships or the failure of its distribution partners to sell Brocade’s products could reduce Brocade’s revenues significantly. In addition, Brocade’s ability to respond to the needs of its distribution partners in the future may depend on third parties producing complementary products and applications for Brocade’s products. There can be no assurance that Brocade will be successful in expanding its go to market objectives. If Brocade fails to respond successfully to the needs of these distribution partners, its business and financial results could be harmed.

The loss or delay of continued orders from any of Brocade’s more significant customers, such as the U.S. government or individual agencies within the U.S. government such as the Department of Defense or Intelligence where Brocade’s revenue is highly concentrated, or companies within the financial services, education and health sectors, could also cause its revenue and profitability to suffer. For example, if Brocade is unable to offer qualified products to such government customers due to regulations and requirements with respect to country of origin designation, or if Brocade experiences governmental procurement delays due to the timing of approval of the federal budget, budget reductions that target specific agencies where Brocade’s revenue is concentrated, including reductions resulting from the recently failed efforts by the Congressional Super Committee, or other reasons, Brocade’s revenue and operating results could be negatively impacted. In addition, a change in the mix of Brocade’s customers, or a change in the mix of direct and indirect sales, could adversely affect its revenue and gross margins. Also, such governmental delays or budget reductions could negatively impact IT spending across the broader economy and therefore negatively impact Brocade’s revenue and operating results.

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

Examples of such technological developments include adoption of network attached storage and iSCSI in storage networks, which may displace existing solutions in actual customer implementations and may erode the total addressable market for Fibre Channel products. Brocade recently introduced its newest portfolio of Fibre Channel switching products that support the new 16 Gbps technology. The transition to this new Fibre Channel technology may be negatively impacted if customers accelerate their adoption of alternative storage networking technologies.

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

Other factors that may affect Brocade’s successful introduction of new product and service offerings include Brocade’s ability to:

•	Properly determine the market for and define new products and services, which can be particularly challenging for initial product offerings in new markets;

•	Differentiate Brocade’s new products and services from its competitors’ technology and product offerings;

•	Address the complexities of interoperability of Brocade’s products with its installed base, OEM partners’ server and storage products and its competitors’ products;

•	Meet or exceed customer requirements for product features, cost-effectiveness, and scalability; and

•	Maintain high levels of product quality and reliability.

Various factors impacting market acceptance are outside of Brocade’s control, including the following:

•	The availability and price of competing products and alternative technologies;

•	The cost of certain product subcomponents, which could cause Brocade to modify prices to maintain adequate gross margins;

•	Product qualification requirements by Brocade’s OEM partners, which can cause delays in the market acceptance;

•	The timing of the adoption of new industry standards relative to Brocade’s development of new technologies and products;

•	The ability of its OEM partners to successfully distribute, support and provide training for its products; and

•	Customer acceptance of Brocade’s products, including its Ethernet solutions and in particular its Ethernet fabric solutions.

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

Brocade’s success depends, to a significant degree, upon the continued contributions of key management, engineering, sales and other talent, many of whom would be difficult to replace. Brocade believes its future success depends, in large part, upon Brocade’s ability to effectively attract highly skilled sales talent in addition to managerial, engineering and other talent, and on the ability of management to operate effectively, both individually and as a group, in geographically diverse locations. There is limited qualified talent in each applicable market and competition for such talent has become much more aggressive. Other companies in Brocade’s industry and geographic regions are recruiting from the same limited talent pool which creates further compression on the availability of qualified talent. In particular, Brocade operates in various locations with highly competitive labor markets including Bangalore, India and San Jose, California, as well as certain emerging labor markets, such as the Eastern European and Latin American markets. Brocade may experience difficulty in hiring qualified talent with skills in areas such as sales, ASICs, software, system and test, product management, marketing, service, customer support and key management.

In addition, future declines in Brocade’s stock price would reduce the value of equity awards granted to its employees. If such a decline in Brocade’s stock price were to occur, Brocade’s ability to incentivize, retain or attract qualified talent could be negatively impacted. Additionally, such declines in stock price may result in additional “underwater” stock options held by certain employees. Brocade’s ability to retain qualified talent may also be affected by future and recent acquisitions, which may cause uncertainty and loss of key talent. The loss of the services of any of Brocade’s key employees, the inability to attract or retain qualified talent in the future, or delays in hiring required talent, particularly sales and engineering talent, could delay the development and introduction of Brocade’s products or services, and negatively affect Brocade’s ability to sell its products or services.

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

Brocade’s ability to accurately forecast demand also may become increasingly more difficult as Brocade introduces new or enhanced products, begins phasing out certain products, or acquires other companies or businesses. Forecasting demand for products that are nearing end of life or are being replaced by new versions, and decreasing production on these older products, while at the same time ramping up production on the new products, may be difficult. Brocade may be unable to obtain adequate supply of new product components and/or manufacturing capacity from its contract manufacturers to meet customers’ delivery requirements and such a situation may negatively impact revenues. Brocade may also accumulate excess inventories that may negatively impact gross margins due to write-downs for excess and/or obsolete inventory.

In addition, although the purchase orders placed with Brocade’s contract manufacturers are cancelable in certain circumstances, if Brocade cancels any of its CM purchase orders, Brocade could be required to purchase certain unused material of the CM if that material is not returnable, usable by, or sold to other customers. This purchase commitment exposure is particularly high in periods of new product introductions and product transitions. If Brocade is required to purchase unused material from Brocade’s contract manufacturers, Brocade could incur unanticipated expenses, including write-downs for excess and/or obsolete inventory, and Brocade’s business and financial results could be negatively affected. In the past, Brocade has experienced delays in shipments of its Ethernet products from its contract manufacturers and OEMs, which in turn delayed product shipments to its customers. Brocade may in the future experience similar delays or other problems, such as insufficient quantity of product, acquisition by a competitor or loss of business from one or more of its OEMs, any of which could harm Brocade’s business and operating results.

Brocade has a substantial amount of acquired intangible assets, goodwill and deferred tax assets on its balance sheet, and Brocade could be required to record impairment charges for these assets; Any impairment of the carrying value of those assets could adversely affect Brocade’s business and financial results.

Brocade has a substantial amount of acquired intangible assets, goodwill and deferred tax assets on its balance sheet. The goodwill and acquired intangibles relate to Brocade’s prior strategic acquisitions. In response to changes in industry and market conditions, Brocade may elect to realign its resources strategically and consider restructuring, selling, disposing of, or otherwise exiting businesses. Any decision to limit investment in, sell, dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, goodwill impairment charges, intangible asset write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products.

As a result of Brocade’s acquisition of Foundry in December 2008, Brocade reorganized into four operating segments, of which two are individually reportable segments: Data Storage Products and Global Services; and the two other operating segments, Ethernet Switching & IP Routing and ADP, combine to form a third reportable segment: Ethernet Products. Brocade’s determination of fair value of long-lived assets relies on management’s assumptions of future revenues, operating costs, and other relevant factors. If management’s estimates of future operating results change or if there are changes to other assumptions, such as the discount rate applied to future cash flows, the estimate of the fair value of Brocade’s reporting units could change significantly, which could result in goodwill impairment charges. Brocade’s estimates with respect to the useful life or ultimate recoverability of Brocade’s carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Brocade is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings. Brocade conducted its annual goodwill impairment test during the second fiscal quarter of 2011, and determined that no impairment needed to be recorded (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, and sensitivity analysis performed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Form 10-K). If future goodwill impairment tests result in a charge to earnings, Brocade’s financial results would be adversely affected.

Brocade has determined that more-likely-than-not it will realize its deferred tax assets based on positive evidence of its historical operations and projections of future income. Accordingly, the Company only applies a valuation allowance on the deferred tax assets relating to capital loss and investment loss carryforwards. In the event future income by jurisdiction is less than what is currently projected, Brocade may be required to apply a valuation allowance to these deferred tax assets in jurisdictions where realization of such assets are no longer more-likely-than-not (see Note 15, “Income Taxes,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K).

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

A significant portion of Brocade’s sales occur in international jurisdictions. In addition, Brocade’s contract manufacturers have significant operations in China. Brocade plans to continue to expand its international operations and sales activities. Brocade’s international sales of its Ethernet networking products have primarily depended on a variety of its resellers, including Avnet Technology Solutions and Computacenter AG & Co. OHG in Europe and Net One Systems in Japan. The failure by international resellers to sell Brocade’s products could limit its ability to sustain and grow revenue. Maintenance or expansion of international sales or international operations involves inherent risks that Brocade may not be able to control, including:

•	Exposure to economic instability or fluctuations in international markets that could cause reductions in customer and public sector IT spending;

•	Exposure to inflationary risks in China and the continuing sovereign debt risk in Europe;

•	Reduced or limited protection of intellectual property rights, particularly in jurisdictions that have less developed intellectual property regimes such as China and India;

•	Managing research and development teams in geographically diverse locations, including teams divided between the United States and India;

•	Significant wage inflation in certain growing economies such as India;

•	Increased exposure to foreign currency exchange rate fluctuations, including the appreciation of foreign currencies such as the Chinese yuan or European Union’s euro;

•	Communicating effectively across multiple geographies, cultures and languages;

•	Recruiting sales and technical support personnel with the skills to design, manufacture, sell and support Brocade’s products in international markets;

•	Complying with governmental regulation of encryption technology and regulation of imports and exports, including obtaining required import or export approval for its products;

•	Increased complexity and costs of managing international operations;

•	Commercial laws and business practices that favor local competition;

•	Multiple, potentially conflicting, and changing governmental laws, regulations and practices, including differing export, import, tax, labor, anti-bribery and employment laws;

•	Longer sales cycles and manufacturing lead times;

•	Increased complexity and cost of providing customer support and maintenance for international customers;

•	Difficulties in collecting accounts receivable; and

•	Increased complexity of logistics and distribution arrangements.

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

Brocade competes in markets that are frequently subject to claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted patent, copyright, trade secret, and/or other intellectual property related claims against Brocade and/or employees of Brocade. These claims may be, and have been in the past, made against Brocade’s products and services, subcomponents of its products, methods performed by its products, or a combination of products, including third party products, methods used in its operations or uses of its products by its customers, or may concern Brocade’s hiring of a former employee of the third party claimant. Brocade and companies acquired by Brocade, such as Foundry, have in the past incurred, are currently incurring, and will in the future incur, substantial expenses to defend against such third-party claims. For instance, Brocade currently is defending patent-related lawsuits, including lawsuits filed by A10 Networks, Inc., Enterasys Networks, Inc. and Chrimar Systems, Inc. Brocade’s suppliers and customers also may be subject to third party intellectual property claims, which could negatively impact their ability to supply Brocade or their willingness to purchase from Brocade, respectively. In addition, Brocade may be subject to claims and indemnification obligations with respect to third-party intellectual property rights pursuant to Brocade agreements with suppliers, OEM and channel partners, or customers. The third party asserters of such intellectual property claims may be unreasonable in their demands, or may simply refuse to settle, which could lead to expensive settlement payments, prolonged periods of litigation expenses, additional burden on employees or other resources, distraction from Brocade’s business initiatives and operations, component supply stoppages and lost sales. In the event of an adverse determination, Brocade could incur substantial monetary liability and be prohibited from utilizing certain intellectual property or technology, hiring certain people, selling, shipping, importing or servicing certain products or incorporating necessary components into Brocade’s products. Suppliers of components or OEM systems to Brocade may be unwilling to, or not be able to, defend or indemnify Brocade against third-party assertions directed at, or based in part on, the components or systems they supply to Brocade, and may be unwilling to take licenses that would assure Brocade’s supply of such components or OEM systems. Suppliers subject to third party intellectual property claims also may choose to, or be forced by litigation to, discontinue or alter components or services supplied to Brocade, with little or no advance notice to Brocade. Customers may perceive such third-party intellectual property claims as risks, and may, as a result, be less willing to do business with Brocade. Such claims or litigation could also negatively impact Brocade’s recruiting efforts or ability to retain its employees. Any of the above scenarios could have a material adverse effect on Brocade’s financial position, results of operations, cash flows, and future business prospects.

Brocade’s intellectual property rights may be infringed or misappropriated by others, and Brocade may not be able to protect or enforce its intellectual property rights.

Brocade’s intellectual property rights may be infringed or misappropriated by others. In some cases, such infringement or misappropriation may be undetectable, or enforcement of Brocade’s rights may be impractical. From time to time, Brocade sends notice to third parties to assert its intellectual property rights and to request that those third parties take steps to address Brocade’s concerns. In addition, Brocade has filed, and may in the future file, lawsuits against third parties in an effort to enforce its intellectual property rights. For instance, in the fourth quarter of fiscal year 2010, Brocade filed a patent infringement, copyright infringement, trade secret misappropriation and unfair competition lawsuit against A10 Networks, Inc. and certain individuals. Intellectual property litigation is expensive and unpredictable. There can be no assurance that Brocade will prevail in such assertions or enforcement efforts, either on the merits, or with respect to particular relief sought, such as damages or an injunction. Further, the opposing party may attempt to prove that the asserted intellectual property rights are invalid or unenforceable, and, if successful, may seek recompense for its attorney fees and costs. Further, the opposing party may counterclaim against Brocade, for example, for infringement of its own patents or other intellectual property rights, or may assert other tort or contract claims, which could lead to further expense and potential exposure for Brocade.

Brocade relies on a combination of patent, copyright, trademark and trade secret laws, and measures such as physical and operational security and contractual restrictions, to protect its intellectual property rights in its proprietary technologies, but none of these methods of protection may be entirely appropriate to address the particular risk or reliable, due to, for instance, employee hiring and turnover, geographic dispersion of employees, technology disclosures with suppliers, customers, and partners, unpredictable events, misappropriation or negligence, operations in various countries that do not have well-established or reliable enforcement institutions or customs, and other aspects of doing business on the scale of Brocade’s operations. The measures Brocade has taken to protect its intellectual property rights in its proprietary technologies may prove inadequate, which could result in a loss of intellectual property rights. Brocade attempts to identify its technological developments for assessment of whether to file patent applications, but there can be no assurance that all patentable technological developments will be captured in patent applications. Further, although Brocade has patent applications pending, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect its technology. Further, physical and operational security can be adversely affected, and associated policies and training rendered ineffective, by employee attitudes, carelessness or disregard for policies, malfeasors or changes in technology, such as the now-near-ubiquitous availability of portable memory devices. In addition, due to less developed intellectual property regimes in certain jurisdictions, Brocade may not be able to protect fully its intellectual property as Brocade expands its operations globally.

Brocade relies on licenses from third parties and the loss or inability to obtain any such license could harm its business.

Many of Brocade’s products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products, Brocade believes that, based upon past experience and standard industry practice, such licenses generally can be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses will be available on acceptable terms, if at all. Brocade’s inability to obtain certain licenses or other rights on favorable terms could have an adverse effect on Brocade’s business, operating results and financial condition, including its ability to continue to distribute or support effected products. In addition, if Brocade has failed or in the future fails to carefully manage the use of “open source” software in Brocade’s products, or if companies acquired by Brocade such as Foundry or McDATA failed in such regard, Brocade may be required to license key portions of Brocade’s products on a royalty-free basis or expose key parts of source code, or to commence costly product redesigns, which could result in a loss of intellectual property rights, product performance degradation or delay in shipping products to customers.

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

Brocade is subject to changing rules and regulations of federal and state government as well as the stock exchange on which Brocade’s common stock is listed. These entities, including the Public Company Accounting Oversight Board, the FASB, the SEC, the IRS and NASDAQ, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. In addition, the Department of Treasury, the SEC and various Congressional representatives have recently proposed additional rules and regulations that may go into effect in the near future. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act was enacted. The Act included significant corporate governance and executive compensation-related provisions and also required the SEC to adopt additional rules and regulations in areas such as “say on pay” and proxy access. Brocade is also subject to various rules and regulations of certain foreign jurisdictions, including applicable tax regulations. Brocade’s efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. Similarly, any change in the tax law in the jurisdictions in which Brocade does business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in Brocade’s tax expense. For example, in the 2011 and 2012 budget proposals, the President of the United States and the U.S. Treasury Department have proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. With increasing discussions around overall U.S. tax reform, and other legislation that have not yet been proposed or enacted, these or other changes in the federal or state tax laws could increase Brocade’s U.S. income tax liability in the future.

Brocade is subject to periodic audits or other reviews by such governmental agencies. For example, in December 2011, Brocade received and accepted an offer from the Appeals division of the IRS to settle its fiscal years 2004 through 2006 audit. Brocade is still under examination by the IRS for its domestic federal income tax return for the fiscal years 2007 and 2008. In addition, Foundry’s California income tax returns for calendar years 2006 and 2007 are currently being examined by the California Franchise Tax Board. All these examination cycles remain open as of October 29, 2011. Brocade resolved its California income tax audit for the years ended October 25, 2003 and October 30, 2004. To the extent carryforwards from these years are used in the future, the California Franchise Tax Board has the right to audit the carryforward amounts. The SEC also periodically reviews Brocade’s public company filings. Any such examination or review frequently requires management’s time and diversion of internal resources and, in the event of an unfavorable outcome, may result in additional liabilities or adjustments to Brocade’s historical financial results.

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

As of October 29, 2011, Brocade owed $600 million of senior secured notes and approximately $190 million under the Senior Secured Credit Facility (see Note 9, “Borrowings,” of the Notes to Consolidated

Financial Statements in Part II, Item 8 of this From 10-K). The financial and other covenants agreed to by Brocade in connection with such indebtedness and the increased indebtedness and higher debt-to-equity ratio of Brocade in comparison to that of Brocade on a historical basis will have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions and increasing borrowing costs, and may adversely affect Brocade’s operations and financial results. This indebtedness may also adversely affect Brocade’s ability to access sources of capital or incur certain liens, including without limitation, funding acquisitions or repurchasing Brocade stock. In addition, Brocade’s failure to comply with these covenants could result in a default under the applicable debt financing agreements, which could permit the holders to accelerate such debt or demand payment in exchange for a waiver of such default. If any of Brocade’s debt is accelerated, Brocade may not have sufficient funds available to repay such debt. The current debt under the Senior Secured Credit Facility has a floating interest rate and an increase in interest rates may negatively impact Brocade’s financial results. The mandatory debt repayment schedule on the Senior Secured Credit Facility may negatively impact Brocade’s cash position and reduce Brocade’s financial flexibility. In addition, any negative changes by rating agencies to Brocade’s credit rating may negatively impact the value and liquidity of Brocade’s debt and equity securities and Brocade’s ability to access sources of capital.

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

Brocade’s principal administrative, sales, marketing, education, customer support, and research and development facilities include approximately 562,000 square feet owned by Brocade in San Jose, California. Additional administrative and research and development facilities are located in an aggregate of approximately 322,000 square feet in Broomfield, Colorado, Plymouth, Minnesota and Bangalore, India. Approximately 154,000 square feet of such space is leased and 168,000 square feet is owned. Brocade believes that its existing properties, including both owned and leased, are in good condition and are suitable for the conduct of its business. Brocade also productively utilizes the majority of the space in its facilities.

Brocade’s leased properties have expirations through December 2020. In addition to the noted facilities, Brocade leases administrative, sales and marketing office space in various locations to serve its customers throughout the world. On May 23, 2008, the Company purchased property located in San Jose, California, which consisted of three unimproved building parcels that were entitled for approximately 562,000 square feet of space in three buildings. In connection with the purchase, Brocade also engaged a third party as development manager to manage the development and construction of improvements on the property. The construction of our San Jose, California campus, including three office buildings, was completed in fiscal year 2010, and serves as the Company’s headquarters.

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

Brocade’s common stock is listed on the NASDAQ Global Select Market under the symbol “BRCD.” Information regarding the high and low closing sales prices per share of Brocade’s common stock as reported on the NASDAQ Global Select Market for each full quarterly period for the last two fiscal years is set forth in “Quarterly Summary” in Part II, Item 8 of this Form 10-K.

According to records of Brocade’s transfer agent, Brocade had 900 stockholders of record as of December 9, 2011 and it believes there are a substantially greater number of beneficial holders. Brocade has never declared or paid any cash dividends on its common stock. Brocade currently expects to retain any future earnings for use in the operation and expansion of its business, reduce the term loan, and repurchase the Company’s stock and does not anticipate paying any cash dividends in the foreseeable future. Information with respect to restrictions on paying dividends is set forth in Note 9 (see “Borrowing” of Note 9) of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

There were no unregistered sales of equity securities during the fiscal year ended October 29, 2011. Brocade has never declared or paid dividends on its common stock and has no present plans to do so.

Issuer Purchases of Equity Securities

The following table summarizes share repurchase activity for the three months ended October 29, 2011 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 31, 2011 – August 27, 2011	—	$—	—	$379,096
August 28, 2011 – September 24, 2011	22,562	$4.11	22,562	$286,439
September 25, 2011 – October 29, 2011	23,965	$4.51	23,965	$178,442

Total	46,527	$4.31	46,527	$178,442

(1)	On November 29, 2007, the Company’s Board of Directors authorized a total of $800.0 million for the repurchase of the Company’s common stock. Purchases have been made, from time to time, in prior periods in the open market or by privately negotiated transactions and were funded from available working capital. The number of shares purchased and the timing of purchases were based on the level of the Company’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities.

Stock Performance Graph

The graph below shows a comparison for the period commencing on October 28, 2006 and ending on October 29, 2011 of the annual percentage change in the cumulative total stockholder return for Brocade common stock, assuming the investment of $100.00 on October 28, 2006, with the cumulative total stockholder returns for the NASDAQ Composite Index and the NASDAQ Telecommunications Index, assuming the investment of $100.00 respectively on October 31, 2006. The stockholder returns over the indicated periods below are weighted based on market capitalization at the beginning of each measurement point and are not indicative of, or intended to forecast, future performance of Brocade’s common stock. Data for the NASDAQ Composite Index and the NASDAQ Telecommunications Index assume reinvestment of dividends.

	10/28/06	10/27/07	10/25/08	10/31/09	10/30/10	10/29/11
Brocade Communications Systems, Inc.	100.00	107.35	36.65	102.02	75.33	53.50
NASDAQ Composite	100.00	122.49	72.83	88.57	109.52	117.48
NASDAQ Telecommunications	100.00	137.98	72.94	91.04	106.51	98.53

Item 6.	Selected Financial Data

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

	Fiscal Year Ended
	October 29, 2011 (1)	October 30, 2010 (1)	October 31, 2009 (2)	October 25, 2008 (3)	October 27, 2007 (4)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$2,147,442	$2,091,153	$1,950,376	$1,463,246	$1,230,927
Cost of revenues	863,908	860,033	919,426	606,565	575,451

Gross margin	1,283,534	1,231,120	1,030,950	856,681	655,476

Operating expenses:
Research and development	354,401	354,260	354,809	255,571	213,311
Sales and marketing	608,513	534,458	385,155	274,311	211,168
General and administrative	69,506	67,848	84,962	58,172	46,980
Legal fees associated with indemnification obligations, SEC investigation and other related costs, net	125	(163)	23,941	48,673	46,257
Provision for class action lawsuit	—	—	—	160,000	—
Amortization of intangible assets	60,713	65,623	68,718	31,484	24,719
Acquisition and integration costs	—	204	5,127	682	19,354
Restructuring costs and facilities lease loss	—	1,059	2,329	2,731	—
In-process research and development	—	—	26,900	—	—
Goodwill and acquisition-related intangible assets impairment	—	—	53,306	—	—
Loss on sale of subsidiary	12,756	—	—	—	—

Total operating expenses	1,106,014	1,023,289	1,005,247	831,624	561,789

Income from operations	177,520	207,831	25,703	25,057	93,687
Interest income	597	763	4,896	24,568	36,989
Other expenses, net	(975)	(7,215)	(7,278)	2,299	1,512
Interest expense	(97,838)	(85,858)	(99,294)	(17,249)	(11,295)
Gain (loss) on sale of investments and property, net	124	(8,551)	(602)	(6,874)	13,205
Loss on impairment of portfolio investments	—	—	—	(8,751)	—

Income (loss) before income tax provision (benefit)	79,428	106,970	(76,575)	19,050	134,098
Income tax provision (benefit)	28,818	(9,553)	6,614	(147,317)	67,806

Net income (loss)	$50,610	$116,523	$(83,189)	$166,367	$66,292

Net income (loss) per share—basic	$0.11	$0.26	$(0.21)	$0.44	$0.18

Net income (loss) per share—diluted	$0.10	$0.24	$(0.21)	$0.43	$0.18

Shares used in per share calculation—basic	474,259	446,996	398,948	375,303	362,070

Shares used in per share calculation—diluted	497,030	482,741	398,948	385,641	375,250

Consolidated Balance Sheet Data:
Cash, cash equivalents, investments, and marketable equity securities	$414,976	$335,982	$338,871	$820,125	$793,330
Working capital	278,214	294,182	20,431	232,887	496,801
Total assets	3,474,308	3,646,012	3,665,625	3,301,287	1,924,164
Non-current liabilities associated with facilities lease losses	2,496	3,984	10,150	15,007	25,742
Term loan, current and long-term portion	186,858	325,897	898,936	1,055,005	—
Senior secured notes	595,803	595,373	—	—	—
Convertible subordinated debt	—	—	169,332	159,157	149,814
Total stockholders’ equity	2,014,138	2,035,405	1,769,437	1,293,522	1,278,643

(1)	Fiscal years ended October 29, 2011 and October 30, 2010 reflect the classification of system engineer costs within sales and marketing expenses as opposed to cost of revenues in prior fiscal years. Fiscal years ended October 31, 2009, October 25, 2008 and October 27, 2007 have not been updated for the new cost classification implemented in 2010 and include system engineer costs within cost of revenues (See Note 1, “Basis of Presentation,” of the Notes to Consolidated Financial Statements).
(2)	The fiscal year ended October 31, 2009 includes the impact of the acquisition of Foundry, which was completed in the first fiscal quarter and the one-time $26.9 million in-process research and development charge in connection with this acquisition. The fiscal year ended October 31, 2009 also includes the impact of the impairment of the Files reporting unit.
(3)	The fiscal year ended October 25, 2008 includes the impact of the release of the valuation allowance of deferred tax assets which resulted in a tax benefit of $174.4 million during the year ended October 25, 2008. The fiscal year ended October 25, 2008 also includes the provision for a class action lawsuit of $160.0 million relating to a preliminary settlement reached between Brocade and the lead plaintiffs for the federal securities class action on May 30, 2008.
(4)	The fiscal year ended October 27, 2007 includes the impact of the acquisition of McDATA, which was completed in the second fiscal quarter of 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading supplier of end-to-end networking solutions and services for businesses and organizations of many types and sizes, including global enterprises, and service providers such as telecommunication firms, cable operators and mobile carriers. Our business model is driven by our two key markets, namely our Data Storage business, where we offer SAN backbones, directors, fabrics, switches, HBAs, and server virtualization solutions, and our Ethernet business, where we offer modular and stackable solutions, Ethernet fabrics, converged network products, as well as application delivery, security and wireless solutions.

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

We continue to face challenges, such as the uncertainty in the worldwide macroeconomic climate and its impact on IT spending patterns globally, as well as the federal government spending in the United States. We also continue to monitor the stability and health of international markets, including China and Europe. We are cautious about the current global and country specific dynamics, including inflationary risks in China and the continuing sovereign debt risk in Europe, which may impact our business and that of our partners. While the diversification of our business model helps mitigate the effect of some of these challenges and we expect IT spending levels to generally rise in the long-term, however, it is generally difficult to offset short-term reductions of IT spending.

We expect the number of Data Storage and Ethernet products we ship to fluctuate depending on the demand for our existing and recently introduced products, as well as the timing of product transitions by our OEM partners. The average selling prices per port for our Data Storage and Ethernet products have typically declined in the past and will likely continue to decline in the future.

Our plans for our operating cash flows are to build our cash balance in the face of continued macro-economic uncertainty, reduce our existing term loan and opportunistically repurchase our stock. In June 2011, we amended our credit agreement for our Senior Secured Credit Facility to refinance all of the outstanding term loan. The refinancing effectively reduced interest rates, and is expected to provide us greater flexibility, including extending the maturity date on the term loan to October 31, 2014, reducing the required principal payments on a quarterly basis, and providing more flexibility in the use of our cash from operations, including for our share repurchase program. In the fourth fiscal quarter of 2011, we repatriated $200.0 million from our offshore operations, with which we repurchased approximately 46.5 million shares of our stock.

Results of Operations

We report our fiscal year on a 52/53-week period ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Both fiscal years 2011 and 2010 were 52-week fiscal years. Our fiscal year 2009 was a 53-week fiscal year, with our second quarter of fiscal year 2009 consisting of fourteen weeks, which was one week longer than a typical quarter. Our next 53-week fiscal year will be fiscal year 2014 and our next 14-week quarter will be in the second quarter of fiscal year 2014.

During fiscal year 2010, we reviewed our cost classification, primarily related to our system engineer (“SE”) costs that were previously classified within cost of revenues. The SE’s primary role has migrated over time from assisting with customer support to primarily performing pre-sales activity to generate future business, which was enabled by the growth of our support organization, such that, starting in 2010, the majority of the SE’s time was spent on pre-sales activity. As a result of this change, we have reclassified the SE costs within our Consolidated Statements of Operations starting in fiscal year 2010. These costs are now presented within sales and marketing expenses, instead of cost of revenues. Prior period amounts have not been updated for the new cost classification implemented in fiscal year 2010. See impact of this adjustment within “Gross margin” and “Sales and marketing expenses” below for comparative purposes.

Our results of operations for the years ended October 29, 2011, October 30, 2010 and October 31, 2009 are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin with respect to each segment, which is indicated as a percentage of the respective segment net revenues.

Revenues. Our revenues are derived primarily from sales of our Data Storage products, sales of our Ethernet products, and our service and support offerings related to those products.

Our total net revenues are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended
	October 29, 2011	% of Net Revenues	October 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Data Storage Products	$1,237,994	57.6%	$1,240,626	59.3%	$(2,632)	(0.2)%
Ethernet Products	551,820	25.7%	488,188	23.4%	63,632	13.0%
Global Services	357,628	16.7%	362,339	17.3%	(4,711)	(1.3)%

Total net revenues	$2,147,442	100.0%	$2,091,153	100.0%	$56,289	2.7%

	Fiscal Year Ended
	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Data Storage Products	$1,240,626	59.3%	$1,188,527	60.9%	$52,099	4.4%
Ethernet Products	488,188	23.4%	424,434	21.8%	63,754	15.0%
Global Services	362,339	17.3%	337,415	17.3%	24,924	7.4%

Total net revenues	$2,091,153	100.0%	$1,950,376	100.0%	$140,777	7.2%

The increase in total net revenues for the year ended October 29, 2011 compared with the year ended October 30, 2010 reflects higher sales of Ethernet Products, partially offset by lower revenues from Data Storage Products and our Global Services offerings.

•

The marginal decrease in Data Storage Products revenues for the fiscal year 2011 reflects a 2.0% decrease in average selling price per port which includes the impact of lower pricing and a reduction in inventory held at our OEM partners . This was slightly offset by a favorable mix shift from 4 Gb and 8Gb director and switch products to 8 Gb and 16Gb director and switch products, which carry a higher price per port and by an increase of 1.9% in the number of ports shipped.

•

The increase in Ethernet Products revenues for the fiscal year 2011 reflects higher revenues from our enterprise and service provider customers, which we believe was influenced by the implementation of initiatives to drive both immediate and long-term growth in our Ethernet business. The higher enterprise and service provider revenue was partially offset by lower pricing and lower revenues from United States federal customers; and

•

The decrease in Global Services revenues for the fiscal year 2011 was primarily a result of lower Data Storage support and lower service revenues during the year as a result of the sale of SBS in September 2011, partially offset by an increase in Ethernet support revenues.

The increase in total net revenues for the year ended October 30, 2010 compared with the year ended October 31, 2009 reflects growth in sales across all segments.

•

The increase in Data Storage product revenues for the fiscal year 2010 reflects a 14.3% increase in the number of ports shipped, partially offset by a decrease in average selling price per port of 8.7% which includes the impact of lower pricing that was partially offset by a favorable mix shift from 4 Gb director and switch products to 8 Gb director and switch products, which carry a higher price per port.

•

Ethernet Products revenues for the fiscal year 2010 increased as a result of the inclusion of Foundry, which was acquired during the first fiscal quarter of 2009, and reflects the implementation of initiatives to drive both immediate and long-term growth in our Ethernet business, which offset the decrease in average selling price during fiscal year 2010; and

•

The increase in Global Services revenues was primarily a result of the inclusion of Foundry, which was acquired during the first fiscal quarter of 2009, and reflects higher support revenues attached to higher product revenues during fiscal year 2010.

Our total net revenues by geographical area are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended
	October 29, 2011	% of Net Revenues	October 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$1,313,302	61.2%	$1,338,262	64.0%	$(24,960)	(1.9)%
Europe, the Middle East and Africa (1)	502,999	23.4%	482,707	23.1%	20,292	4.2%
Asia Pacific	212,636	9.9%	173,243	8.3%	39,393	22.7%
Japan	75,542	3.5%	58,914	2.8%	16,628	28.2%
Canada, Central and South America	42,963	2.0%	38,027	1.8%	4,936	13.0%

Total net revenues	$2,147,442	100.0%	$2,091,153	100.0%	$56,289	2.7%

	Fiscal Year Ended
	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$1,338,262	64.0%	$1,266,844	65.0%	$71,418	5.6%
Europe, the Middle East and Africa (1)	482,707	23.1%	450,159	23.1%	32,548	7.2%
Asia Pacific	173,243	8.3%	141,511	7.2%	31,732	22.4%
Japan	58,914	2.8%	59,771	3.1%	(857)	(1.4)%
Canada, Central and South America	38,027	1.8%	32,091	1.6%	5,936	18.5%

Total net revenues	$2,091,153	100.0%	$1,950,376	100.0%	$140,777	7.2%

(1)	Includes net revenues of $257.5 million, $254.4 million and $177.0 million for the years ended October 29, 2011, October 30, 2010 and October 31, 2009, respectively, relating to the Netherlands.

International revenues increased as a percentage of total net revenues for the year ended October 29, 2011 compared with fiscal year 2010 primarily as a result of increased revenues in Japan and the Asia Pacific region. International revenues increased as a percentage of total net revenues for the year ended October 30, 2010 compared with fiscal year 2009 primarily as a result of increased revenues in the Asia Pacific region. Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM partners take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM partners, but we believe that international revenues comprise a larger percentage of our total net revenues than the attributed revenues may indicate.

A significant portion of our revenue is concentrated among a relatively small number of OEM customers. For the years ended October 29, 2011, October 30, 2010 and October 31, 2009, the same three customers each represented 10% or more of our total net revenues for a combined total of 43% (EMC with 15%, HP with 13% and IBM with 15%), 47% (EMC with 16%, HP with 14% and IBM with 17%) and 48% (EMC with 18%, HP with 13% and IBM with 17%), respectively, of our total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM partners and to the U.S. government or individual agencies within the U.S. government through our distributors. Therefore, the loss of, or a decrease in the level of sales to, or a change in the ordering pattern of any one of these customers could seriously harm our financial condition and results of operations.

A majority of our accounts receivable balance is derived from sales to our OEM partners. As of October 29, 2011, two customers accounted for 16% and 14%, respectively, of total accounts receivable. As of October 30, 2010, three customers accounted for 17%, 14% and 10%, respectively, of total accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral or security interests on accounts receivable balances. We have established reserves for credit losses, sales allowances, and other allowances. While we have not experienced material credit losses in any of the periods presented, there can be no assurance that we will not experience material credit losses in the future.

Gross margin. Gross margin as stated below is indicated as a percentage of the respective segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues. Gross margins are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended
	October 29, 2011	% of Net Revenues	October 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Points Change
Data Storage Products	$881,981	71.2%	$846,120	68.2%	$35,861	3.0%
Ethernet Products	230,637	41.8%	199,208	40.8%	31,429	1.0%
Global Services	170,916	47.8%	185,792	51.3%	(14,876)	(3.5)%

Total gross margin	$1,283,534	59.8%	$1,231,120	58.9%	$52,414	0.9%

	Fiscal Year Ended
	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Points Change
Data Storage Products	$846,120	68.2%	$721,031	60.7%	$125,089	7.5%
Ethernet Products	199,208	40.8%	152,576	35.9%	46,632	4.9%
Global Services	185,792	51.3%	157,343	46.6%	28,449	4.7%

Total gross margin	$1,231,120	58.9%	$1,030,950	52.9%	$200,170	6.0%

Starting fiscal year 2010, gross margin excludes SE costs which have been reclassified as operating expense. For comparative purposes, had the reclassification been affected for fiscal year 2009, the adjusted gross margins would have been as follows (in thousands, except percentages):

	Fiscal Year Ended
	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Points Change
Data Storage Products	$846,120	68.2%	$780,501	65.7%	$65,619	2.5%
Ethernet Products	199,208	40.8%	195,526	46.1%	3,682	(5.3)%
Global Services	185,792	51.3%	175,469	52.0%	10,323	(0.7)%

Total gross margin	$1,231,120	58.9%	$1,151,496	59.0%	$79,624	(0.1)%

For the year ended October 29, 2011 compared with the fiscal year 2010, total gross margin increased in absolute dollars and percentage primarily due to higher revenues, as well as higher margins on Data Storage Products and Ethernet Products. This was partially offset by a decrease in Global Services gross margins, and increased mix of Ethernet Products revenues, which carry a lower overall gross margin.

Gross margin percentage by reportable segment increased or decreased for the year ended October 29, 2011 compared with the fiscal year 2010 primarily due to the following factors (the percentages below reflect the impact on gross margin):

•

Data Storage Products gross margins as a percentage of net revenues increased primarily due to a benefit of 1.2% from the release of a provision for certain litigation originally recorded in cost of sales, and a 1.3% decrease in direct product costs relative to net revenues, which more than offset the decline in average selling price. Additionally, amortization of intangible assets related to the McDATA acquisition decreased by 0.2% and other manufacturing costs relative to net revenues decreased by 0.3%;

•

Ethernet Products gross margins as a percentage of net revenues increased due to a 1.0% decrease in amortization of intangible assets related to the Foundry acquisition, due to improved overhead absorption from higher revenues and a 0.3% decrease in direct product costs, partially offset by a 0.3% increase in other manufacturing costs.

•

Global Services gross margins as a percentage of net revenues decreased due to a 2.9% increase in service and support costs, primarily due to increased headcount, which offset the impact of a one-time settlement of a litigation matter during the first fiscal quarter of 2010. Additionally, stock-based compensation relative to net revenues increased 0.6% due to increased headcount.

For the year ended October 30, 2010 compared with fiscal year 2009, total gross margin increased in absolute dollars primarily due to higher revenues and exclusion of SE costs in fiscal year 2010. Total gross margin percentage also increased primarily due to the exclusion of SE costs from gross margin. Assuming the SE reclassification was made for fiscal year 2009 on an as adjusted basis for comparative purposes, the total gross margin percentage decrease in fiscal year 2010 was primarily due to lower Ethernet Products gross margins, as well as lower margins on Global Services, which offset the improved margins in the Data Storage Products segment.

Gross margin percentage by reportable segment increased or decreased for the year ended October 30, 2010 compared with fiscal year 2009 primarily due to the following factors which reflect the reclassification of SE costs in fiscal year 2009 for comparative purposes (the percentages below reflect the impact on gross margin):

•

Data Storage Products gross margins as a percentage of net revenues increased due to a 1.8% decrease in other manufacturing costs and a 1.0% decrease in amortization of intangible assets related to the McDATA acquisition. This was partially offset by an increase in direct product costs of 0.3% relative to net revenues, primarily due to a decline in average selling price;

•

Ethernet Products gross margins as a percentage of net revenues decreased due to a 2.4% increase in direct product costs relative to net revenues due to lower average selling prices and shifting product mix, partially offset by cost savings, and the impact of purchase price accounting adjustment for the fiscal year 2009 related to deferred revenues. Additionally, other manufacturing costs increased 2.9% primarily driven by inventory write-downs due to product transitions, and higher manufacturing costs tied to new products; and

•

Global Services gross margins as a percentage of net revenues decreased due to a 1.3% increase in service and support costs, primarily driven by inventory write-downs in fiscal year 2010 and cash payment pursuant to a one-time settlement of a litigation matter during the first fiscal quarter of 2010. This was partially offset by a 0.6% decrease in stock-based compensation relative to net revenues.

Stock-based compensation expense. Stock-based compensation expense is summarized as follows (in thousands, except percentages):

	October 29, 2011	% of Net Revenues	October 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$83,076	3.9%	$101,625	4.9%	$(18,549)	(18.3)%

	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$101,625	4.9%	$137,219	7.0%	$(35,594)	(25.9)%

The decrease in stock-based compensation expense for the year ended October 29, 2011 compared with the fiscal year ended 2010 was primarily due to the decrease in Foundry-related deferred compensation and lower expenses related to our 2009 Employee Stock Purchase Plan (“ESPP”) for which higher compensation expense was recognized under the graded vesting methodology in fiscal year 2010. This was partially offset by higher expenses from an increase in new equity grants in 2011.

The decrease in stock-based compensation expense for the year ended October 30, 2010 compared with the fiscal year ended 2009 was primarily due to the decrease in Foundry-related deferred compensation and the completion of the Company’s long-term, performance-based equity incentive plan on October 31, 2009. The decrease was partially offset by the adoption in fiscal year 2009 of our 2009 ESPP for which compensation expense is recognized using the graded vesting method over the twenty-four month offering period in comparison to the six-month offering period under our 1999 ESPP, which was effective for the first seven fiscal months of 2009.

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

R&D expenses are summarized as follows (in thousands, except percentages):

	October 29, 2011	% of Net Revenues	October 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$354,401	16.5%	$354,260	16.9%	$141	0.0%

	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$354,260	16.9%	$354,809	18.2%	$(549)	(0.2)%

R&D expenses increased for the year ended October 29, 2011 compared with the year ended October 30, 2010 due to the following:

$ Change 2010 to 2011 Year-to-Date (“YTD”)
Salaries and wages	$14,288
Outside services	3,647
Depreciation and amortization	2,586
Various individually insignificant items	625
The increase in R&D expenses was partially offset by decreases in the following:
Stock-based compensation	(8,835)
Nonrecurring engineering expenses	(8,548)
Sustaining engineering expenses allocated to cost of revenues	(3,622)

Total change	$141

Salaries and wages increased primarily due to increased headcount and higher bonuses, partially offset by five days of unpaid time resulting from the implementation of a company-wide unpaid time off program during the fourth fiscal quarter of 2011. Outside services increased primarily due to projects related to our new Ethernet product offerings. Depreciation and amortization increased primarily due to the continued build-up of our development and testing labs. Nonrecurring engineering expenses decreased primarily due to lower prototype costs and a decrease in chip design expenses. Sustaining engineering expenses allocated to cost of revenues increased primarily as a result of new Ethernet products launched, partially offsetting the increase in R&D expenses.

R&D expenses decreased for the year ended October 30, 2010 compared with the year ended October 31, 2009 due to the following:

$ Change 2009 to 2010 Year-to-Date (“YTD”)
Salaries and wages	$(16,150)
Stock-based compensation	(12,570)
The decrease in R&D expenses was partially offset by increases in the following:
Depreciation and amortization	12,126
Expenses related to IT, facilities and other shared functions	8,933
Outside services	5,185
Nonrecurring engineering expenses	1,518
Various individually insignificant items	409

Total change	$(549)

Salaries and wages decreased primarily due to lower bonuses, partially offset by headcount growth. Depreciation and amortization increased primarily due to the build-up of our labs and increased equipment purchases. Expenses related to IT, facilities and other shared functions increased primarily due to headcount growth and moving costs associated with preparing our new Company campus for occupancy. Outside services increased primarily due to projects and certification costs related to our product offerings. Nonrecurring engineering expenses increased primarily due to continued development of new and enhanced products.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and customer service functions, costs associated with promotional and marketing programs, travel expenses, and related IT and facilities expenses.

Sales and marketing expenses are summarized as follows (in thousands, except percentages):

	October 29, 2011	% of Net Revenues	October 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$608,513	28.3%	$534,458	25.6%	$74,055	13.9%

	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$534,458	25.6%	$385,155	19.7%	$149,303	38.8%

Starting fiscal year 2010, the Company began classifying its SE costs as sales and marketing expenses. For comparative purposes, had the reclassification of SE costs from cost of revenues to sales and marketing expenses been effected for fiscal year 2009, the as adjusted sales and marketing expenses would have been as follows (in thousands, except percentages):

	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$534,458	25.6%	$505,701	25.9%	$28,757	5.7%

Sales and marketing expenses increased for the year ended October 29, 2011 compared with the year ended October 30, 2010 due to the following:

$ Change 2010 to 2011 YTD
Salaries and wages	$64,508
Other marketing expenses	10,442
Expenses related to IT, facilities and other shared functions	3,799
Travel expenses	1,931
Depreciation and amortization	1,683
Various individually insignificant items	856
The increase in sales and marketing expenses was partially offset by the decrease in the following:
Stock-based compensation	(9,164)

Total change	$74,055

Salaries and wages, expenses related to IT, facilities and other shared functions, travel expenses, and depreciation and amortization increased primarily due to headcount growth. Additionally, salaries and wages increased due to higher bonuses and commissions, partially offset by five days of unpaid time resulting from the implementation of a company-wide unpaid time off program during the fourth fiscal quarter of 2011. Other marketing expenses increased primarily due to our new marketing awareness campaign, and consulting expenses related to our business model and growth strategy.

Sales and marketing expenses increased for the year ended October 30, 2010 compared with the year ended October 31, 2009 due to the following, which reflects the as adjusted reclassification of SE costs in fiscal year 2009 for comparative purposes:

$ Change 2009 to 2010 YTD
System engineering costs	$13,760
Expenses related to IT, facilities and other shared functions	10,930
Salaries and wages	8,409
Outside services	5,493
Travel expenses	2,584
The increase in sales and marketing expenses was partially offset by decreases in the following:
Stock-based compensation	(11,689)
Various individually insignificant items	(730)

Total change	$28,757

System engineering costs increased primarily due to head count growth. Expenses related to IT, facilities and other shared functions increased primarily due to headcount growth and moving costs associated with our new Company campus. Salaries and wages increased primarily due to headcount growth and higher commissions. Outside services increased primarily due to channel-related marketing and promotions and corporate brand marketing. Travel expenses increased due to headcount growth and initiatives to drive incremental revenue.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources, legal and investor relations, as well as recruiting expenses, professional fees, other corporate expenses, and related IT and facilities expenses.

G&A expenses are summarized as follows (in thousands, except percentages):

	October 29, 2011	% of Net Revenues	October 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$69,506	3.2%	$67,848	3.2%	$1,658	2.4%

	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$67,848	3.2%	$84,962	4.4%	$(17,114)	(20.1)%

G&A expenses increased for the year ended October 29, 2011 compared with the year ended October 30, 2010 due to the following:

$ Change 2010 to 2011 YTD
Depreciation and amortization	$8,849
Salaries and wages	7,206
Outside services	1,026
The increase in general and administrative expenses was partially offset by decreases in the following:
Other facility expenses	(11,217)
Stock-based compensation	(2,605)
Various individually insignificant items	(1,601)

Total change	$1,658

Depreciation and amortization increased primarily due to additional furniture and equipment and depreciation related to our new campus that was completed in the third fiscal quarter of 2010. Salaries and wages increased due to headcount growth and higher bonuses, partially offset by five days of unpaid time resulting from the implementation of a company-wide unpaid time off program during the fourth fiscal quarter of 2011. Outside services increased primarily due to higher legal expenses related to ongoing disputes. Other facility expenses decreased primarily due to decrease in rent and related expenses after moving into our new campus in the third fiscal quarter of 2010.

G&A expenses decreased for the year ended October 30, 2010 compared with the year ended October 31, 2009 due to the following:

$ Change 2009 to 2010 YTD
Expenses related to IT, facilities and other shared functions	$(23,202)
Stock-based compensation	(7,333)
Salaries and wages	(6,421)
The decrease in general and administrative expenses was partially offset by increases in the following:
Outside services	13,784
Depreciation and amortization	5,873
Various individually insignificant items	185

Total change	$(17,114)

The expenses related to IT, facilities and other shared functions decreased primarily due to an increase in the amount of total expense allocated to other departments due to headcount growth in those departments. Salaries and wages decreased primarily due to lower bonuses which was partially offset by higher headcount. Outside services increased primarily due to costs associated with preparing our new campus for occupancy, as well as an increase in outside services related to information systems projects. Depreciation and amortization increased primarily due to additional furniture and equipment and depreciation related to our new Company campus.

Legal fees associated with indemnification obligations and other related costs, net. These expenses consist of legal fees for various matters, including applicable indemnification obligations, defense of the Company in legal proceedings, and actions to pursue claims by the Special Litigation Committee of the Board of Directors (the “SLC”), which had plenary authority to, among other things, evaluate and resolve claims asserted against Brocade in federal and state derivative actions related to stock option backdating and related matters. Pursuant to our charter documents and indemnification agreements, we had certain indemnification obligations to our directors, officers and employees, as well as certain former directors, officers and employees. As a result of such obligations and claims filed by the SLC against former officers, directors and employees of Brocade, we incurred expenses related to amounts paid in satisfaction of the Company’s indemnification obligations to certain of these former directors, officers and employees who have been and/or are subject to ongoing SEC, civil actions and/or criminal proceedings in connection with Brocade’s historical stock option granting practices. The SLC reached settlement with each of the defendants and we believe our obligations relating to stock option backdating and related matters have substantially ended. Effective May 31, 2010, our Board of Director dissolved the Special Litigation Committee.

Legal fees associated with indemnification obligations and other related costs, net, are summarized as follows (in thousands, except percentages):

	October 29, 2011	% of Net Revenues	October 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$125	—%	$(163)	—%	$288	176.7%

	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$(163)	—%	$23,941	1.2%	$(24,104)	(100.7)%

Legal fees associated with indemnification obligations and other related costs, net, were immaterial for the years ended October 29, 2011 and October 30, 2010.

Legal fees decreased for the year ended October 30, 2010 compared with fiscal year 2009 primarily due to resolution of multiple legal proceedings related to the SLC litigation.

Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	October 29, 2011	% of Net Revenues	October 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$60,713	2.8%	$65,623	3.1%	$(4,910)	(7.5)%

	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$65,623	3.1%	$68,718	3.5%	$(3,095)	(4.5)%

During the years ended October 29, 2011 and October 30, 2010, we recorded amortization of intangible assets related to the acquisitions of McDATA, Silverback, SBS and Foundry. The decrease in amortization of intangible assets for the year ended October 29, 2011 compared with fiscal year 2010 was primarily due to the full amortization of a portion of the McDATA-related intangible assets and the sale of SBS in the fourth quarter of fiscal year 2011.

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

Acquisition and integration costs. We did not incur any acquisition and integration costs during the year ended October 29, 2011. For fiscal years 2010 and 2009, acquisition and integration costs are summarized as follows (in thousands, except percentages):

	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$204	—%	$5,127	0.3%	$(4,923)	(96.0)%

For years ended October 30, 2010 and October 31, 2009, we recorded acquisition and integration costs primarily for consulting services and other professional fees in connection with our acquisition and integration of Foundry which we acquired on December 18, 2008.

Restructuring costs and facilities lease loss. We did not incur any restructuring costs and facilities lease loss during the year ended October 29, 2011. Restructuring costs and facilities lease loss for fiscal years 2010 and 2009 are summarized as follows (in thousands, except percentages):

	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$1,059	0.1%	$2,329	0.1%	$(1,270)	(54.5)%

Restructuring costs and facilities lease loss for the year ended October 30, 2010 was due to $0.5 million of restructuring costs, primarily severance payments related to certain realignment within our Global Services segment and $0.5 million related to estimated facility lease losses, net of expected sublease income recorded during the year ended October 30, 2010.

Restructuring costs and facilities lease loss for the year ended October 31, 2009 was primarily due to $2.7 million in restructuring costs related to severance payments in connection with the decision to no longer offer our suite of Files products, partially offset by a benefit of $0.3 million related to estimated facilities lease losses, net of expected sublease income, recorded during the year ended October 31, 2009. This benefit represented a change in estimate. We revised certain estimates and assumptions, including those related to estimated sublease rates, estimated time to sublease the facilities, expected future operating costs, and expected future use of the facilities.

In-process research and development. We did not record any in-process research and development (“IPR&D”) charge for the years ended October 29, 2011 and October 30, 2010. IPR&D for the year ended October 31, 2009 is summarized as follows (in thousands, except percentages):

	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$—	—%	$26,900	1.4%	$(26,900)	(100.0)%

In the first quarter of fiscal year 2009, we completed our acquisition of Foundry. In connection with this acquisition, we recorded a $26.9 million IPR&D charge because the acquired technologies had not reached technological feasibility and had no alternative uses. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of the acquisition in December 2008, Foundry was developing new products in multiple product areas that qualify as IPR&D. These efforts included FastIron SuperX Family, FastIron CX, NetIron CER, TurboIron and various other projects. Development efforts for these projects have been completed.

Goodwill and acquisition-related intangible assets impairment. We did not record any goodwill and acquisition-related intangible assets impairment for the years ended October 29, 2011 and October 30, 2010. Goodwill and acquisition-related intangible assets impairment for the year ended October 31, 2009 is summarized as follows (in thousands, except percentages):

	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$—	—%	$53,306	2.7%	$(53,306)	(100.0)%

During the second quarter of fiscal year 2009, we made a decision to no longer offer our suite of Files products. After the acquisition of Foundry, Files was combined with the ADP operating segment. The integration of Files into the ADP operating segment was at a preliminary stage when the decision was made to cease development of the Files business. Accordingly, we assessed the potential impairment of the goodwill and long-lived assets relating to the Files business on a standalone basis.

As a result of the goodwill impairment analysis, we determined that all of the goodwill and acquisition-related intangible assets associated with the Files business were impaired. During the year ended October 31, 2009, we recorded a $53.3 million impairment charge, which is comprised of a non-cash goodwill impairment charge of $45.8 million and a non-cash acquisition-related intangible assets impairment charge of $7.5 million.

Consistent with prior years, we performed our annual goodwill impairment test using measurement data as of the first day of the second fiscal quarter of 2011. The estimated fair value of the Ethernet Switching & IP Routing reporting unit exceeded its carrying value by approximately $176.0 million and the ADP reporting unit exceeded its carrying value by approximately $34.0 million. The respective fair values of our remaining reporting units exceeded carrying value by significant amounts. Based on the goodwill impairment test results, our reporting units passed step one of the impairment test and no further testing was required. The sensitivity of these test results is discussed under the “Critical Accounting Estimates” section below.

Loss on sale of subsidiary. Loss on sale of subsidiary for the year ended October 29, 2011 is summarized as follows (in thousands, except percentages):

	October 29, 2011	% of Net Revenues	October 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$12,756	0.6%	$—	—%	$12,756	100.0%

During the year ended October 29, 2011, we recorded a loss of $12.8 million on the sale of SBS, consisting primarily of loss on disposal of goodwill of $1.7 million and write-down of intangible assets of $11.1 million (see Note 17, “Loss on Sale of Subsidiary,” of the Notes to Consolidated Financial Statements). We did not record any loss on sale of subsidiary for the years ended October 30, 2010 and October 31, 2009.

Interest income and other expenses, net. Interest income and other expenses, net, are summarized as follows (in thousands, except percentages):

	October 29, 2011	% of Net Revenues	October 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$(378)	—%	$(6,452)	(0.3)%	$6,074	94.1%

	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$(6,452)	(0.3)%	$(2,382)	(0.1)%	$(4,070)	(170.9)%

For the year ended October 29, 2011 compared with fiscal year 2010, the increase in interest income and other expenses, net, was primarily due to higher foreign exchange losses recognized during the year ended October 30, 2010. Additionally, beginning in the first fiscal quarter of 2011, gains or losses relating to the effective portion of foreign currency cash flow derivatives are recorded in cost of revenues and operating expenses to match the underlying exposure to the related hedge results (see Note 11, “Derivative Instruments and Hedging Activities” of the Notes to Consolidated Financial Statements). In the prior periods, net losses recorded in other expenses were not material, and have not been reclassified.

For the year ended October 30, 2010 compared with fiscal year 2009, the decrease in interest income and other expenses, net, was primarily due to lower interest income in fiscal year 2010 resulting from a decrease in investment balances, as well as foreign exchange losses recognized in fiscal year 2010.

Interest expense. Interest expense primarily represents the interest cost associated with our term loan, senior secured notes and convertible subordinated debt (see Note 9, “Borrowings,” of the Notes to Consolidated Financial Statements). Interest expense is summarized as follows (in thousands, except percentages):

	October 29, 2011	% of Net Revenues	October 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$(97,838)	(4.6)%	$(85,858)	(4.1)%	$11,980	14.0%

	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$(85,858)	(4.1)%	$(99,294)	(5.1)%	$(13,436)	(13.5)%

Interest expense increased for the year ended October 29, 2011 compared with fiscal year 2010 primarily as a result of the write-off of debt issuance costs and debt discount of $25.5 million related to the refinancing of the term loan facility in the third fiscal quarter of 2011, and capitalization of a portion of interest cost in connection with the development of our San Jose, California campus in fiscal year 2010. This was partially offset by a reduction in debt, with Brocade electing to make accelerated payments towards the principal of the term loan as well as lower interest rates on amending the term debt credit agreement.

Interest expense decreased for the year ended October 30, 2010 compared with fiscal year 2009 primarily as a result of the Company electing to make accelerated payments towards the principal of the term loan since it was obtained in the fourth fiscal quarter of 2008 and the retirement of convertible subordinated debt on February 16, 2010.

We obtained the term loan during the fourth fiscal quarter of 2008. In January 2010, we issued $600 million of long-term fixed rate notes and used the proceeds to pay down a substantial portion of the outstanding term loan, and retire the convertible subordinated debt. In June 2011, we amended our credit agreement for our Senior Secured Credit Facility to refinance all of the outstanding term loan that effectively reduced interest rates, and is expected to provide us greater flexibility, including extending the maturity date on the term loan to October 31, 2014, reducing the required principal payments on a quarterly basis, and providing more flexibility in the use of our cash from operations, including for our share repurchase program. As of October 29, 2011 and October 30, 2010, the carrying value of the outstanding balance of our term loan was $186.9 million and $325.9 million, respectively. We review future compliance with applicable debt covenants and were in compliance with such covenants as of October 29, 2011.

Gain (loss) on sale of investments and property, net. Gain (loss) on sale of investments and property, net, is summarized as follows (in thousands, except percentages):

	October 29, 2011	% of Net Revenues	October 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$124	—%	$(8,551)	(0.4)%	$8,675	101.5%

	October 30, 2010	% of Net Revenues	October 31, 2009	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$(8,551)	(0.4)%	$(602)	—%	$(7,949)	(1,320.4)%

For the year ended October 29, 2011 compared with fiscal year 2010, the increase in gain (loss) on sale of investments and property, net, was primarily due to an immaterial gain on sale of investments, net, for the year ended October 29, 2011 as compared to an $8.7 million loss on the sale of owned property in San Jose during the first quarter of fiscal year 2010 to an unrelated third party.

For the year ended October 30, 2010 compared with fiscal year 2009, the decrease in gain (loss) on sale of investments and property, net, was primarily related to the $8.7 million loss on the sale of owned property in San Jose during the first quarter of fiscal year 2010 to an unrelated third party (see Note 13, “Sale-Leaseback Transaction,” of the Notes to Consolidated Financial Statements).

Income tax provision (benefit). Income tax provision (benefit) and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Fiscal Year Ended
	October 29, 2011	October 30, 2010	October 31, 2009
Income tax provision (benefit)	$28,818	$(9,553)	$6,614
Effective tax rate	36.3%	(8.9)%	(8.6)%

We recorded a tax provision for the year ended October 29, 2011 compared to a tax benefit in fiscal year 2010 primarily due to the following on a net basis (additionally, see Note 15, “Income Taxes,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K):

•	A cash repatriation of $200.0 million from our offshore operations; partially offset by

•	A retroactive reinstatement of the Federal R&D credit provision; and

•	A benefit from the release of fiscal year 2007 and 2008 Federal R&D credit reserves as a result of the IRS audit settlement.

Based on the fiscal year 2012 financial forecast, we expect the effective tax rate to be lower than fiscal year 2011. Factors such as the mix of Ethernet versus Data Storage products and domestic versus international profits could affect our tax expense. As estimates and judgments are used to project such domestic and international earnings, the impact to our tax provision could vary if the current planning or assumptions change. Our income tax provision could change from either effects of changing tax laws and regulations, or differences in international revenues and earnings from those historically achieved, a factor largely influenced by the buying behavior of our OEM and channel partners. In addition, we do not forecast discrete events, such as a settlement of tax audits with governmental authorities due to their inherent uncertainty. Such settlements could materially impact the Company’s tax expense. Given that the tax rate is driven by several different factors, it is not possible to estimate our future tax rate with a high degree of certainty.

We recorded a tax benefit for the year ended October 30, 2010 compared to a tax provision in fiscal year 2009 primarily due to the following on a net basis:

•	A benefit from the release of certain reserves relates to the settlement of the Company’s fiscal year 2003 IRS audit;

•	A benefit from the release of pre fiscal year 2005 California R&D credit reserves as a result of the Notice of Proposed Adjusted Carryover Amount issued by the Franchise Tax Board (“FTB”);

•	A benefit from the release of certain reserves relating to foreign subsidiaries;

•	A benefit from the confirmation by the U.S. Court of Appeals for the Ninth Circuit of the tax court’s decision in Xilinx, Inc. v. Commissioner related to certain stock option treatment;

•	A benefit from the IRS decision to concede the intercompany gross receipts issue for R&D credit calculations;

•	A benefit from the settlement of the Foundry IRS audit;

•	A nonrecurring loss on the sale of property; and

•	A benefit from a law change allowing 5-year carryback on net operating losses as a result of the American Recovery and Reinvestment Act of 2009 effective on November 20, 2009; partially offset by

•	The lapse of the Federal R&D credit periods after December 31, 2009 until December 17, 2010 when it was subsequently reinstated.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

The IRS and other tax authorities regularly examine our income tax returns. We are currently under negotiations with the Appeals division of the IRS for the audit of fiscal years 2004 through 2008, which we expect to resolve fiscal years 2004 through 2006 during the next twelve months. In addition, we are in negotiations with the foreign tax authorities to receive collateral relief on transfer pricing settlements with the IRS. We believe that our reserves for unrecognized tax benefits are adequate for all open tax years. The timing of the resolution of income tax examinations, as well as the amounts and timing of related settlements, is highly uncertain. The Company believes that before the end of fiscal year 2012, it is reasonably possible that either certain audits will conclude or the statute of limitations relating to certain income tax examination periods will expire, or both. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential decreases in underlying uncertain tax positions is between $0 and $24 million in the next twelve months. For additional discussion, see Note 15, “Income Taxes,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

The Company believes that sufficient positive evidence exists from historical operations and projections of taxable income in future years to conclude that it is more likely than not that the Company will realize its deferred tax assets. Accordingly, the Company applies a valuation allowance only on certain deferred tax assets relating to capital loss carryforwards due to the limited carryforward periods of these tax assets. The Governor of the State of California has introduced tax proposals affecting future state income tax apportionment that may have a significant impact on the Company’s ability to realize certain California deferred tax assets. The Company will reevaluate the realization of its California deferred tax assets if and when the current law changes.

Liquidity and Capital Resources

	October 29, 2011	October 30, 2010	Increase/ (Decrease)
	(in thousands)	(in thousands)
Cash and cash equivalents	$414,202	$333,984	$80,218
Short-term investments	774	1,998	(1,224)

Total	$414,976	$335,982	$78,994

Percentage of total assets	12%	9%

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

In June 2011, we amended our credit agreement for our Senior Secured Credit Facility to refinance all of the outstanding term loan that effectively reduced interest rates, and is expected to provide us greater flexibility, including extending the maturity date on the term loan to October 31, 2014, reducing the required principal payments on a quarterly basis, and providing more flexibility in the use of our cash from operations, including for our share repurchase program. In the fourth fiscal quarter of 2011, we repatriated $200.0 million from our offshore operations, with which we repurchased approximately 46.5 million shares of our stock. The Company recorded tax expense of $49.7 million related to this repatriation.

Based on past performance and current expectations, we believe that internally generated cash flows are sufficient to support business operations, capital expenditures, contractual obligations, and other liquidity requirements associated with our operations for at least the next twelve months. Also, we have up to $125 million available under our revolving credit facility, and we can factor our trade receivables up to the maximum amount available at any time under our $50 million factoring facility to provide additional liquidity. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity and the availability of and our requirements for capital resources.

Our existing cash, cash equivalents and short-term investments totaled $415.0 million as of October 29, 2011. Of this amount, approximately 75% was held by our foreign subsidiaries. Under current tax laws and regulations, if these funds are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.

Financial Condition

Cash, cash equivalents and short-term investments as of October 29, 2011 increased by $79.0 million over the balance as of October 30, 2010 primarily due to increased cash from operating activities and decreased purchases of property and equipment due to completion of our San Jose, California campus construction during fiscal year 2010, partially offset by accelerated payments towards the principal of the term loan and higher repurchases of our Company’s stock.

For the fiscal ended October 29, 2011, we generated $449.2 million in cash from operating activities, which was higher than our net income for the same period primarily as a result of adjustments to net income for non-cash items related to depreciation and amortization, stock-based compensation expense and write-off of debt issuance costs and debt discount, in addition to decrease in account receivables and increases in deferred revenues and other accrued liabilities. This was partially offset by a decrease in accounts payable.

Accounts receivable days sales outstanding, which is a measure of the average number of days that a company takes to collect revenue after a sale has been made, for the year ended October 29, 2011 was 42 days, down from 55 days for the year ended October 30, 2010 primarily due to improved sales linearity during the fourth fiscal quarter of 2011.

Net cash used in investing activities for the year ended October 29, 2011 totaled $91.3 million and was primarily the result of $96.8 million in purchases of property and equipment, partially offset by the sales of SBS and short-term investments.

Net cash used in financing activities for the year ended October 29, 2011 totaled $277.1 million and was primarily the result of stock repurchases of $210.7 million and net debt payment related to the term loan of $160.9 million, partially offset by proceeds from the issuance of common stock from ESPP purchases and stock option exercises of $97.2 million. During the third quarter of fiscal year 2011, we refinanced all of the outstanding term loan with a replacement term loan. Additionally, during the fourth fiscal quarter of 2011, we repatriated $200.0 million from our offshore operations, with which we repurchased approximately 46.5 million shares of our stock.

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

Fiscal Year 2011 Compared to Fiscal Year 2010

Operating Activities. Net cash provided by operating activities increased by $150.7 million for the year ended October 29, 2011 compared with fiscal year 2010. The increase was primarily due to increased accounts receivable collections and decreased payments with respect to accrued employee compensation and other accrued liabilities, partially offset by a decrease in net income during fiscal year 2011.

Investing Activities. Net cash used in investing activities decreased by $77.1 million for the year ended October 29, 2011 compared with fiscal year 2010. The decrease was primarily due to lower purchases of property and equipment and proceeds from the sale of SBS in the fiscal year 2011, partially offset by proceeds of $30.2 million from sale of property in the first fiscal quarter of 2010. Construction of our San Jose, California campus was completed in the third fiscal quarter of 2010.

Financing Activities. Net cash used in financing activities increased by $149.4 million for the year ended October 29, 2011 compared with fiscal year 2010. The increase was primarily due to higher repurchases of our Company’s stock during the fiscal year 2011, partially offset by lower net debt payments and higher proceeds from issuance of common stock during fiscal year 2011.

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

Financing Activities. Net cash used in financing activities increased by $90.0 million for the year ended October 30, 2010 compared with fiscal year 2009. The increase was primarily due to increased payment of principal related to the term loan, payment to retire the convertible subordinated debt and revolving credit facility, decreased proceeds from the issuance of common stock, and increased common stock repurchases made during the year ended October 30, 2010, partially offset by increased proceeds from the issuance of senior secured notes and decreased payment of senior underwriting fees related to the term loan.

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

Income Taxes. We accrue U.S. income taxes on the earnings of our foreign subsidiaries unless the earnings are considered indefinitely reinvested outside of the United States. In the fourth fiscal quarter of 2011, we repatriated $200.0 million from our offshore operations, with which we repurchased approximately 46.5 million shares of our stock. The Company recorded tax expense of $49.7 million related to this one-time cash repatriation to fund the stock repurchase program. Based on past performance and current expectations, we believe that US generated cash flows are sufficient to support our US business operations, capital expenditures, contractual obligations, and other liquidity requirements associated with our operations. Also, we have up to $125 million available under our revolving credit facility, and we can factor our trade receivables up to the maximum amount available at any time of our $50 million factoring facility to provide additional liquidity. We intend to reinvest current and remaining accumulated earnings of our foreign subsidiaries for expansion of our business operations outside the United States for an indefinite period of time.

Our existing cash, cash equivalents and short-term investments totaled $415.0 million as of October 29, 2011. Of this amount, approximately 75% was held by our foreign subsidiaries. Under current tax laws and regulations, if these funds are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.

The IRS and other tax authorities regularly examine our income tax returns (see Note 15, “Income Taxes,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K). We believe we have adequate reserves for all open tax years.

Senior Secured Credit Facility. A portion of our outstanding debt is related to the financing of the Foundry acquisition, the costs and expenses related to the acquisition, and the ongoing working capital and other general corporate purposes of the combined organization after consummation of the acquisition (see Note 9, “Borrowings,” of the Notes to Consolidated Financial Statements). During the third quarter of fiscal year 2011, we amended our credit agreement to refinance all of the outstanding term loan with a replacement term loan that reduced interest rates on the term loan facility, and to amend certain other provisions of the Credit Agreement to provide us with greater operating flexibility, including extending the maturity date of the term loan facility to October 31, 2014 and removing certain restrictions on the repurchase of the Company’s shares, provided the consolidated senior secured leverage ratio is under 2.00. In addition to the refinancing, during the fiscal year ended October 29, 2011, we paid $160.9 million towards the principal of the Senior Secured Credit Facility,

$130.3 million of which were voluntary prepayments. We have the following resources available to obtain short-term or long-term financing, if we need additional liquidity, as of October 29, 2011 (in thousands):

	Original Amount Available	October 29, 2011
		Used	Available
Revolving credit facility	$125,000	$—	$125,000

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

Trade Receivables Factoring Facility. We have an agreement with a financial institution to sell certain of our trade receivables from customers with limited, non-credit related, recourse provisions. The sale of receivables eliminates our credit exposure in relation to these receivables. Total trade receivables sold under our factoring facility are summarized as follows (in thousands):

	Fiscal Year Ended
	October 29, 2011	October 30, 2010
Trade receivables sold under factoring agreement	$50,534	$61,408

Under the terms of the factoring agreement, the remaining available amount of the factoring facility as of October 29, 2011 is $50.0 million.

Contractual Obligations

The following table summarizes our contractual obligations, including interest expense, and commitments as of October 29, 2011 (in thousands):

	Total	Less than 1 Year		1 – 3 Years		3 – 5 Years		More than 5 Years
Contractual Obligations:
Term loan (1)	$201,182		$44,832		$156,350		$—		$—
Senior secured notes due 2018 (1)	424,219		19,875		39,750		39,750		324,844
Senior secured notes due 2020 (1)	470,156		20,625		41,250		41,250		367,031
Non-cancelable operating leases (2)	98,556		23,383		36,145		27,386		11,642
Non-cancelable capital lease	7,525		2,221		4,442		862		—
Purchase commitments, gross (3)	257,080		257,080		—		—		—

Total contractual obligations	$1,458,718		$368,016		$277,937		$109,248		$703,517

Other Commitments:
Standby letters of credit	$251	$	n/a	$	n/a	$	n/a	$	n/a

Unrecognized tax benefits and related accrued interest (4)	$152,816	$	n/a	$	n/a	$	n/a	$	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.
(2)	Amount excludes contractual sublease income of $35.7 million, which consists of $6.6 million to be received in less than one year, $13.7 million to be received in one to three years, $14.2 million to be received in three to five years and $1.2 million to be received in more than five years.
(3)	Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers. Of this amount, we have accrued $5.1 million for estimated purchase commitments that we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.

(4)	As of October 29, 2011, we had a liability for unrecognized tax benefits of $149.4 million and a net accrual for the payment of related interest and penalties of $3.4 million. We expect to resolve the fiscal year 2004 through 2006 IRS audit during the next twelve months. As such, after we reach settlement with the IRS, we expect to record a corresponding adjustment to our unrecognized tax benefits. Due to availability of net operating losses, the IRS audit settlement is not expected to result in a significant tax payment. Other than the expected 2004 to 2006 settlement, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcome.

Share Repurchase Program. As of November 29, 2007, our Board of Directors authorized a total of $800.0 million for the repurchase of our common stock. The purchases may be made, from time to time, in the open market or by privately negotiated transactions and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. For the year ended October 29, 2011, we repurchased 48.0 million shares for an aggregate purchase price of $210.7 million. Approximately $178.4 million remains authorized for future repurchases under this program as of October 29, 2011. We are subject to certain covenants relating to our borrowings that restrict the amount of our Company’s shares that we can repurchase. There is no restriction on the repurchase of our Company’s shares under the terms of our Senior Secured Credit Facility, provided our consolidated senior secured leverage ratio as defined in the credit agreement is under 2.00. For the year ended October 30, 2010, we repurchased 4.5 million shares for an aggregate purchase price of $25.0 million.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of October 29, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including, but not limited to, those related to sales allowances and programs, bad debts, stock-based compensation, commissions, allocation of purchase price of acquisitions, excess inventory and purchase commitments, restructuring costs, facilities lease losses, impairment of goodwill and intangible assets, litigation, uncertain tax positions and investments. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

In most instances, we are not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to us infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE cannot be established, we attempt to establish selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our competitors and our offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we are typically not able to determine TPE.

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

The compensation expense for stock-based awards is adjusted for an estimated impact of forfeitures and is recognized over the expected term of the award under a graded or straight-line vesting method. In addition, we record stock-based compensation expense in connection with shares issued under our employee stock purchase plan using the graded vesting method over the twenty-four month offering period.

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

We apply a two-step approach in testing goodwill for impairment for each reporting unit, which we have determined to be at the operating segment level. The reporting units are determined by the components of our operating segments that constitute a business for which both (i) discrete financial information is available and (ii) segment management regularly reviews the operating results of that component. Our four reporting units are: Data Storage Products; Ethernet Switching & IP Routing, which includes Open Systems Interconnection Reference Model (“OSI”) Layer 2-3 products; Application Delivery Products (“ADP”), which includes OSI Layer 4-7 products; and Global Services.

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

The estimated fair value of the Ethernet Switching & IP Routing reporting unit exceeded its carrying value by approximately $176 million and the ADP reporting unit exceeded its carrying value by approximately $34 million. The respective fair values of our remaining reporting units exceeded carrying value by significant amounts and were not subject to the sensitivity analysis presented below.

The following table summarizes the approximate impact that a change in principal key assumptions would have on the estimated fair value of Ethernet Switching & IP Routing reporting unit, leaving all other assumptions unchanged:

	Change	Approximate Impact on Fair Value (In millions)	Excess of Fair Value over Carrying Value (In millions)

Discount rate	±1%	$(28) – 28	$148 – 204

DCF terminal value multiplier	±0.5x	$(47) – 47	$129 – 223

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

Accounting for income taxes. The determination of our tax provision is subject to estimates and judgments due to operations in multiple tax jurisdictions inside and outside the United States. Sales to our international customers are principally taxed at rates that are lower than the United States statutory rates. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the United States and in the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving and expect to receive from international sales. In addition, an increase in the percentage of our total revenue from international customers or in the mix of international revenue among particular tax jurisdictions could change our overall effective tax rate. In the fourth fiscal quarter of 2011, we repatriated $200.0 million from our offshore operations, with which we repurchased approximately 46.5 million shares of our stock. The Company recorded tax expense of $49.7 million related to this one-time cash repatriation to fund the stock repurchase program. We intend to reinvest current and remaining accumulated earnings of our foreign subsidiaries for expansion of our business operations outside the United States for an indefinite period of time. These earnings could become subject to United States federal and state income taxes and foreign withholding taxes, as applicable, should they be either deemed or actually remitted from our international subsidiaries to the United States. In addition, we evaluate the expected realization of our deferred tax assets and assess the need for a valuation allowance on a quarterly basis. As of October 29, 2011, our net deferred tax asset balance was $263.6 million. We believe that sufficient positive evidence exists from historical operations and projections of U.S. taxable income in future years to conclude that it is more likely than not that we would realize our deferred tax assets. Historical operations showed that we have cumulative profits for the prior 12 quarters ended October 29, 2011.

Accordingly, we only apply a valuation allowance on the deferred tax assets relating to capital loss carryforwards due to limited carryforward periods and the character of such tax attributes. In the event future income by jurisdiction is less than what is currently projected, we may be required to apply a valuation allowance to these deferred tax assets in jurisdictions for which realization is no longer determined to be more likely than not.

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

We are exposed to changes in interest rates as a result of our borrowings under our term loan. As of October 29, 2011, the weighted-average annualized interest rate on the term loan was 5.4%. Based on outstanding principal indebtedness of $190.0 million under our term loan as of October 29, 2011, if market rates average 1% above the current interest rate, our annual interest expense would increase by approximately $1.9 million.

Our cash and cash equivalents are primarily maintained at five major financial institutions. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.

The Company did not have any material investments as of October 29, 2011 and October 30, 2010 that are sensitive to changes in interest rates.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for fiscal year 2011 were the Chinese yuan, the euro, the Japanese yen, the Indian rupee, the British pound, the Singapore dollar and the Swiss franc. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. As such, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures.

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

Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. As of October 29, 2011, we held $135.4 million in derivative instruments. The maximum length of time over which we are hedged as of October 29, 2011 is through October 3, 2012.

We have performed a sensitivity analysis as of October 29, 2011, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect at October 29, 2011. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material foreign exchange loss as of October 29, 2011.

Equity Price Risk

We had no investments in publicly traded equity securities as of October 29, 2011 and October 30, 2010. The aggregate cost of our equity investments in non-publicly traded companies was $7.0 million at October 29, 2011 and October 30, 2010. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other-than-temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes.

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On October 28, 2011, the last business day of our fourth fiscal quarter of 2011, the last reported sale price of our common stock on the NASDAQ Global Select Market was $4.51 per share.

Item 8.	Financial Statements and Supplementary Data

BROCADE COMMUNICATIONS SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Brocade Communications Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Brocade Communications Systems, Inc. and subsidiaries (the Company) as of October 29, 2011 and October 30, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended October 29, 2011. In connection with our audit of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brocade Communications Systems, Inc. and subsidiaries as of October 29, 2011 and October 30, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended October 29, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company adopted new accounting standards for convertible debt instruments and revenue recognition as of November 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 19, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Santa Clara, California

December 19, 2011

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	October 29, 2011	October 30, 2010	October 31, 2009
	(In thousands, except per share amounts)
Net revenues
Product	$1,789,814	$1,728,814	$1,612,961
Service	357,628	362,339	337,415

Total net revenues	2,147,442	2,091,153	1,950,376
Cost of revenues (1)
Product (1)	677,196	683,486	739,354
Service (1)	186,712	176,547	180,072

Total cost of revenues	863,908	860,033	919,426

Gross margin
Product	1,112,618	1,045,328	873,607
Service	170,916	185,792	157,343

Total gross margin	1,283,534	1,231,120	1,030,950
Operating expenses:
Research and development	354,401	354,260	354,809
Sales and marketing (1)	608,513	534,458	385,155
General and administrative	69,506	67,848	84,962
Legal fees associated with indemnification obligations and other related costs, net	125	(163)	23,941
Amortization of intangible assets	60,713	65,623	68,718
Acquisition and integration costs	—	204	5,127
Restructuring costs and facilities lease loss	—	1,059	2,329
In-process research and development	—	—	26,900
Goodwill and acquisition-related intangible assets impairment	—	—	53,306
Loss on sale of subsidiary	12,756	—	—

Total operating expenses	1,106,014	1,023,289	1,005,247

Income from operations	177,520	207,831	25,703
Interest income	597	763	4,896
Other expenses	(975)	(7,215)	(7,278)
Interest expense	(97,838)	(85,858)	(99,294)
Gain (loss) on sale of investments and property, net	124	(8,551)	(602)

Income (loss) before income tax provision (benefit)	79,428	106,970	(76,575)
Income tax provision (benefit)	28,818	(9,553)	6,614

Net income (loss)	$50,610	$116,523	$(83,189)

Net income (loss) per share—basic	$0.11	$0.26	$(0.21)

Net income (loss) per share—diluted	$0.10	$0.24	$(0.21)

Shares used in per share calculation—basic	474,259	446,996	398,948

Shares used in per share calculation—diluted	497,030	482,741	398,948

(1)	Fiscal year 2009 has not been updated for the new cost classification implemented in 2010 and includes system engineer costs within cost of revenues, as opposed to sales and marketing expenses starting in fiscal year 2010. See Note 1, “Basis of Presentation,” of the Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	October 29, 2011	October 30, 2010
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$414,202	$333,984
Short-term investments	774	1,998

Total cash, cash equivalents and short-term investments	414,976	335,982
Accounts receivable, net of allowances of $6,399 and $6,721 at October 29, 2011 and October 30, 2010, respectively	249,141	317,363
Inventories	74,172	76,808
Deferred tax assets	53,604	71,118
Prepaid expenses and other current assets	52,308	65,017

Total current assets	844,201	866,288
Property and equipment, net	532,384	539,117
Goodwill	1,630,967	1,644,950
Intangible assets, net	214,697	344,000
Non-current deferred tax assets	210,028	203,454
Other assets	42,031	48,203

Total assets	$3,474,308	$3,646,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$109,471	$147,130
Accrued employee compensation	118,298	91,688
Deferred revenue	201,421	185,623
Current liabilities associated with facilities lease losses	1,456	5,992
Current portion of capital lease obligations	1,866	1,761
Current portion of term loan	38,673	28,779
Other accrued liabilities	94,802	111,133

Total current liabilities	565,987	572,106
Non-current capital lease obligations, net of current portion	4,916	6,782
Term loan, net of current portion	148,185	297,118
Senior secured notes	595,803	595,373
Non-current liabilities associated with facilities lease losses	2,496	3,984
Non-current deferred revenue	69,024	65,242
Non-current income tax liability	63,593	61,421
Other non-current liabilities	10,166	8,581

Total liabilities	1,460,170	1,610,607

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 448,022 and 461,291 shares at October 29, 2011 and October 30, 2010, respectively	448	461
Additional paid-in capital	1,984,830	2,047,525
Accumulated other comprehensive loss	(11,996)	(2,827)
Retained earnings (accumulated deficit)	40,856	(9,754)

Total stockholders’ equity	2,014,138	2,035,405

Total liabilities and stockholders’ equity	$3,474,308	$3,646,012

See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Number of Shares	Amount
	(In thousands)
Balance at October 25, 2008	371,858	$372	$1,422,115	$(85,877)	$(43,088)	$1,293,522	$81,670
Issuance of common stock	62,141	62	105,035	—	—	105,097	—
Retirement of common stock	(11)	—	—	—	—	—	—
Stock options and awards assumed upon acquisition	—	—	254,312	—	—	254,312	—
Tax benefit or detriment from employee stock plans	—	—	(832)	—	—	(832)	—
Stock-based compensation	—	—	120,570	—	—	120,570	—
Change in net unrealized gains (losses) on marketable equity securities, cash flow hedges and investments	—	—	—	78,183	—	78,183	78,183
Change in cumulative translation adjustments	—	—	—	1,774	—	1,774	1,774
Net loss	—	—	—	—	(83,189)	(83,189)	(83,189)

Balance at October 31, 2009	433,988	$434	$1,901,200	$(5,920)	$(126,277)	$1,769,437	$(3,232)
Issuance of common stock	31,757	32	68,900	—	—	68,932	—
Common stock repurchases	(4,454)	(5)	(24,999)	—	—	(25,004)	—
Settlement of stock awards assumed upon acquisition	—	—	(1,362)	—	—	(1,362)	—
Tax benefit or detriment from employee stock plans	—	—	2,161	—	—	2,161	—
Stock-based compensation	—	—	101,625	—	—	101,625	—
Change in net unrealized gains on cash flow hedges	—	—	—	5,346	—	5,346	5,346
Change in cumulative translation adjustments	—	—	—	(2,253)	—	(2,253)	(2,253)
Net income	—	—	—	—	116,523	116,523	116,523

Balance at October 30, 2010	461,291	$461	$2,047,525	$(2,827)	$(9,754)	$2,035,405	$119,616
Issuance of common stock	34,735	35	70,119	—	—	70,154	—
Common stock repurchases	(48,004)	(48)	(210,650)	—	—	(210,698)	—
Tax benefit or detriment from employee stock plans	—	—	(5,240)	—	—	(5,240)	—
Stock-based compensation	—	—	83,076	—	—	83,076	—
Change in net unrealized gains on cash flow hedges	—	—	—	(8,275)	—	(8,275)	(8,275)
Change in cumulative translation adjustments	—	—	—	(894)	—	(894)	(894)
Net income	—	—	—	—	50,610	50,610	50,610

Balance at October 29, 2011	448,022	$448	$1,984,830	$(11,996)	$40,856	$2,014,138	$41,441

See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	October 29, 2011	October 30, 2010	October 31, 2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$50,610	$116,523	$(83,189)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Excess tax benefits or detriments from stock-based compensation	(312)	(2,161)	832
Depreciation and amortization	206,352	199,637	196,573
Loss on disposal of property and equipment	2,325	10,412	1,478
Loss on sale of subsidiary	12,756	—	—
Amortization of debt issuance costs and original issue discount	13,183	21,100	24,051
Write-off of debt issuance costs and original issue discount on debt extinguishment	25,465	—	—
Net (gains) losses on investments and marketable equity securities	(340)	(523)	597
Provision for doubtful accounts receivable and sales allowances	9,343	11,811	12,681
Non-cash compensation expense	83,076	101,625	137,219
Non-cash facilities lease loss expense (benefit)	—	513	(339)
Capitalization of interest cost	—	(7,755)	(9,093)
Assets impairment charge	—	—	53,306
In-process research and development	—	—	26,900
Changes in assets and liabilities, net of acquired assets and assumed liabilities:
Restricted cash	—	12,502	(12,502)
Accounts receivable	53,561	(39,248)	(73,356)
Inventories	1,327	(4,657)	25,338
Prepaid expenses and other assets	(1,688)	13,657	4,214
Deferred tax assets	(2,158)	(1,134)	(802)
Accounts payable	(38,917)	(26,421)	(11,052)
Accrued employee compensation	216	(100,826)	(28,685)
Deferred revenue	19,579	15,420	26,454
Other accrued liabilities	20,878	(10,731)	(4,669)
Liabilities associated with facilities lease losses	(6,024)	(11,231)	(10,394)
Liability associated with class action lawsuit	—	—	(160,000)

Net cash provided by operating activities	449,232	298,513	115,562

Cash flows from investing activities:
Purchases of short-term investments	(38)	(53)	(138)
Purchases of non-marketable minority equity investments	—	(200)	—
Proceeds from maturities and sale of short-term investments	1,604	3,255	155,986
Proceeds from maturities and sale of long-term investments	—	—	30,173
Purchases of property and equipment	(96,797)	(201,621)	(162,770)
Proceeds from sale of property	—	30,185	—
Decrease in restricted cash	—	—	1,075,079
Proceeds from sale of subsidiary	3,905	—	—
Net cash paid in connection with acquisitions	—	—	(1,297,482)

Net cash used in investing activities	(91,326)	(168,434)	(199,152)

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Fiscal Year Ended
	October 29, 2011	October 30, 2010	October 31, 2009
	(In thousands)
Cash flows from financing activities:
Payment of fees related to the term loan	(1,167)	—	(30,525)
Payment of debt issuance costs related to the senior secured notes	—	(3,666)	—
Payment of principal related to the convertible subordinated debt	—	(172,500)	—
Payment of principal related to the term loan	(359,898)	(583,029)	(166,022)
Payment of principal related to capital leases	(1,761)	(1,173)	—
Common stock repurchases	(210,698)	(25,004)	—
Proceeds from senior secured notes	—	587,968	—
Proceeds from issuance of common stock	97,152	81,593	145,655
Proceeds from term loan	198,950	—	—
Proceeds from (payment of principal related to) the revolving credit facility	—	(14,050)	14,050
Excess tax benefits or detriments from stock-based compensation	312	2,161	(832)

Net cash used in financing activities	(277,110)	(127,700)	(37,674)

Effect of exchange rate fluctuations on cash and cash equivalents	(578)	(2,588)	1,573

Net increase (decrease) in cash and cash equivalents	80,218	(209)	(119,691)
Cash and cash equivalents, beginning of year	333,984	334,193	453,884

Cash and cash equivalents, end of year	$414,202	$333,984	$334,193

Supplemental disclosures of cash flow information:
Cash paid for interest	$56,576	$59,549	$83,397

Cash paid (refunded) for income taxes	$1,148	$8,801	$(20,000)

Supplemental schedule of non-cash investing activities:
Fair value of stock options and unvested awards assumed in exchange for acquired Foundry assets	$—	$—	$254,312

Note assumed on sale of subsidiary	$1,218	$—	$—

Acquisition of property and equipment through capital leases	$—	$9,716	$—

See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The fiscal year for Brocade Communications Systems, Inc. (“Brocade” or the “Company”) is the 52 or 53 weeks ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Fiscal years 2011 and 2010 were 52-week fiscal years and fiscal year 2009 was a 53-week fiscal year. The second quarter of fiscal year 2009 consisted of fourteen weeks, which was one week longer than a typical quarter. The Company’s next 53-week fiscal year will be fiscal year 2014 and our next 14-week quarter will be in the second quarter of fiscal year 2014. The Consolidated Financial Statements include the accounts of Brocade and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassification

During fiscal year 2010, we reviewed our cost classification, primarily related to our system engineer (“SE”) costs that were previously classified within cost of revenues. The SE’s primary role has migrated over time from assisting with customer support to primarily performing pre-sales activity to generate future business, which was enabled by the growth of our support organization, such that starting in 2010 the majority of the SE’s time was spent on pre-sales activity. As a result of this change, we have reclassified the SE costs within our Consolidated Statements of Operations starting in fiscal year 2010. These costs are now presented within sales and marketing expenses, as opposed to cost of revenues. This reclassification did not impact revenues, income from operations, net income, or earnings per share. Prior period amounts have not been updated for the new cost classification implemented in fiscal year 2010.

For comparative purposes, had the reclassification been affected for fiscal year 2009, the pro forma cost of revenues for each of the Company’s reportable segment and sales and marketing expenses would have been as follows (in thousands):

Pro Forma Amount
Fiscal Year Ended October 31, 2009
Cost of revenues
Data Storage Products	$408,026
Ethernet Products	228,908
Global Services	161,946

Total cost of revenues	798,880
Sales and marketing expenses	$505,701

Correction of Immaterial Errors

The Company’s prior year financial results, including the fiscal years ended October 30, 2010 and October 31, 2009, respectively, have been adjusted to reflect certain immaterial corrections. During fiscal year 2011, the Company identified errors in its accounting for certain sales discounts and sales incentives that impacted multiple prior periods and that had accumulated to an amount of $17.1 million. The Company concluded that the errors were not material to any of its prior period financial statements under the applicable guidance for accounting changes and error corrections. The correction resulted in immaterial changes to sales discounts allowances and marketing incentive accruals which affected net revenues during fiscal years 2007 through 2010 and the six months ended April 30, 2011, resulting in an overstatement of net revenues in some periods and an understatement in other periods. Although the errors were and continue to be immaterial to prior periods, because of the impact of the cumulative out-of-period correction in the fiscal year 2011, the Company applied the guidance for accounting changes and error corrections and revised its prior period financial statements presented.

As a result of the revisions, net revenues were decreased by $3.2 million and $2.6 million for the fiscal years ended October 30, 2010 and October 31, 2009, respectively. Net revenues decreased by $1.8 million for the six months ended April 30, 2011 and the remaining corrections to net revenues of $9.5 million relates to periods before fiscal year 2009. Total assets and stockholders’ equity were decreased by $8.2 million and $10.9 million, respectively, and total liabilities were increased by $2.7 million, net of tax effect, as of October 30, 2010. Additionally, after tax effects, net income decreased by $2.3 million for the fiscal year ended October 30, 2010 and net loss increased by $1.8 million for the fiscal year ended October 31, 2009.

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

Unrealized holding gains and losses related to the Company’s investments are included as a separate component of accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets, net of any related tax effect. Realized gains and losses are calculated based on the specific identification method and are included in “Other expenses” on the Consolidated Statements of Operations.

The Company recognizes an impairment charge when the fair values of its investments have fallen below their cost basis and the decline in fair value is assessed to be other-than-temporary. An other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the Company is not expected to recover the entire amortized cost basis of the security. The Company also considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer. For impairments involving credit losses, the Company recognizes the credit loss component in earnings and the remainder of the impairment is recorded in accumulated other comprehensive loss.

From time to time the Company makes equity investments in non-publicly traded companies. These investments are included in “Other assets” on the accompanying Consolidated Balance Sheets and are generally accounted for under the cost method as the Company does not have the ability to exercise significant influence over the respective issuer’s operating and financial policies nor does it have a liquidation preference that is substantive. The Company monitors its investments in non-publicly traded companies for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in “Other expenses” on the Consolidated Statements of Operations. Factors considered in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition, going concern considerations such as the rate at which the issuer company utilizes cash and the issuer company’s ability to obtain additional private financing to fulfill its stated business plan, the need for changes to the issuer company’s existing business model due to changing business environments and its ability to successfully implement necessary changes, and comparable valuations.

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

When the Company discontinues hedge accounting, but it continues to be probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive loss and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is no longer probable that a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gain or loss that was in accumulated other comprehensive loss will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the Consolidated Balance Sheet until maturity and will recognize future changes in the fair value in current period earnings. Any hedge ineffectiveness is recorded in current period earnings within “Other expenses.” Effectiveness is assessed based on the comparison of current forward rates to the rates established on the Company’s hedges.

Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out method. Inventory costs include material, labor and overhead. The Company records inventory write-downs based on excess and obsolete inventory determined primarily by its forecast of future demand. A portion of the Company’s inventory is located offsite at customers, third party managed service depots and at contract manufacturers’ locations. Cash flows related to the sale of inventories are classified as cash flows from operating activities.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. An estimated useful life of 3 years is used for computer equipment and 4 to 7 years is used for software based on the nature of the software purchased. Estimated useful lives of up to 4 years are used for engineering and other equipment, 7 years is used for furniture and an estimated useful life of 39 years is used for buildings. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life of the asset or the remaining term of the lease.

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

Intangible assets are carried at cost less accumulated amortization. Amortization is recognized on a straight-line basis over the estimated useful life of the respective asset. The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Examples of such events or circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the Company’s business, significant negative industry or economic trends, and/or a significant decline in the Company’s stock price for a sustained period. Impairment is recognized based on the difference between the fair value of the asset and its carrying value. For additional discussion, see Note 4, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments are primarily maintained at five major financial institutions. Deposits held with banks may be redeemed upon demand and may exceed the amount of insurance provided on such deposits.

A majority of the Company’s accounts receivable balance is derived from sales to OEM partners in the computer storage and server industry. As of October 29, 2011, two customers accounted for 16% and 14%, respectively, of total accounts receivable. As of October 30, 2010, three customers accounted for 17%, 14% and 10%, respectively, of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances, and other allowances.

For the years ended October 29, 2011, October 30, 2010 and October 31, 2009, the same three customers each represented 10% or more of our total net revenues for a combined total of 43% (EMC with 15%, HP with 13% and IBM with 15%), 47% (EMC with 16%, HP with 14% and IBM with 17%) and 48% (EMC with 18%, HP with 13% and IBM with 17%), respectively.

The Company currently relies on single and limited sources for multiple key components used in the manufacture of its products. Additionally, the Company relies on multiple contract manufacturers for the production of its products, including Hon Hai Precision Industry Co., Ltd., Sanmina-SCI Corporation, Asteel Flash Group, Accton Wireless Broadband Corporation, Motorola, Inc. and Quanta Computer Incorporated (collectively the contract manufacturers or “CMs”). Although the Company uses standard parts and components for its products where possible, the Company’s CMs currently purchase, on their behalf, several key components used in the manufacture of products from single or limited supplier sources.

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

The Company regularly reviews VSOE, TPE and ESP and maintains internal controls over the establishment and updates of these estimates. There was no material impact on revenues during the fiscal year ended October 29, 2011 nor does the Company expect a material impact in the near term from changes in VSOE, TPE or ESP.

The following table shows total net revenues as reported and unaudited pro forma total net revenues that would have been reported during the fiscal year ended October 30, 2010, if the transactions entered into or materially modified after October 31, 2009 were subject to previous accounting guidance:

	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Was in Effect
	In thousands
Total net revenues for the year ended October 30, 2010	$2,091,153	$2,081,143

The impact to total net revenues during the fiscal years ended October 29, 2011 and October 30, 2010, respectively, of the accounting guidance was primarily to net product revenues. Since the use of the residual method is eliminated under the new accounting standards, any discounts offered by the Company are allocated to all deliverables, rather than only products delivered upfront.

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

Costs related to internally developed software and software purchased for internal use are capitalized. As of October 29, 2011 and October 30, 2010, a net book value of $4.0 million and $3.7 million, respectively, related to the purchase and subsequent implementation and upgrade of the Company’s enterprise wide integrated business information system was included in “Property and equipment, net.” These costs are being depreciated over the estimated useful lives of four to seven years based on the nature of the software purchased.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs were $12.1 million, $7.9 million and $5.9 million for the years ended October 29, 2011, October 30, 2010 and October 31, 2009, respectively.

Capitalized Interest Costs

Interest costs related to major construction projects, specifically the Company campus project, are capitalized until the asset is ready for service. Capitalized interest is calculated by multiplying the weighted-average interest rate on the Senior Secured Credit Facility, senior secured notes and convertible debt by the qualifying costs. Interest capitalized may not exceed gross interest expense for the period. As the qualifying asset is moved to the depreciation and amortization pool, the related capitalized interest is also transferred and is amortized over the useful life of the related asset. No interest costs were capitalized during the year ended October 29, 2011 since the construction of the Company campus was completed in the third quarter of fiscal year 2010. Interest costs of $7.8 million and $9.1 million were capitalized for the years ended October 30, 2010 and October 31, 2009, respectively.

Income Taxes

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

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes. For additional discussion, see Note 15, “Income Taxes,” of the Notes to Consolidated Financial Statements.

Computation of Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed using the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period that have a dilutive effect on earnings per share. Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock units and awards and assumed issuance of stock under the employee stock purchase plan all using the treasury stock method, as well as the assumed conversion of outstanding convertible subordinated debt using the if-converted method. In a net loss position, diluted net loss per share is computed using only the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, as any additional common shares would be antidilutive.

Stock-Based Compensation

The Company accounts for employee equity awards under the fair value method. Accordingly, the Company measures stock-based compensation at the grant date based on the fair value of the award. The fair value of stock options and the Employee Stock Purchase Plan (“ESPP”) is estimated using the Black-Scholes option pricing model. Estimated compensation cost relating to restricted stock units is based on the fair value of the Company’s common stock on the date of the grant. The Company records stock-based compensation expense over the twenty-four month offering period in connection with shares issued under its ESPP. The compensation expense for stock-based awards is reduced by an estimate for forfeitures and is recognized over the expected term of the award under a graded vesting method, except for restricted stock units granted by the Company, which are recognized over the expected term of the award under a straight-line vesting method. For additional discussion, see Note 14, “Stock-Based Compensation,” of the Notes to Consolidated Financial Statements.

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

Convertible Debt Instruments

In the first fiscal quarter of 2010, the Company adopted a new standard issued by the Financial Accounting Standards Board that changed the accounting for convertible debt instruments with cash settlement features. As of adoption, this new accounting standard applied to the Company’s convertible subordinated debt that was repaid in the second fiscal quarter of 2010. Under the previous accounting standard, the convertible subordinated debt was recognized entirely as a liability. In accordance with adopting this new accounting standard, Brocade retrospectively recognized both a liability and an equity component of the convertible subordinated debt at fair value. As a result of applying this new accounting standard retrospectively, the accumulated deficit as of the beginning of fiscal year 2009 was increased by $11.2 million.

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to sales allowances and programs, allowance for doubtful account, stock-based compensation, purchase price allocations, warranty obligations, inventory valuation and purchase commitments, restructuring costs, commissions, facilities lease losses, impairment of goodwill and intangible assets, litigation, income taxes and investments. Actual results may differ materially from these estimates.

Recent Accounting Pronouncements

In September 2011, the FASB issued an update to ASC 350 Intangibles—Goodwill and Other (“ASC 350”): Testing Goodwill for Impairment. The update gives an entity an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. Under the amendments, an entity no longer is permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted by ASC 350. This update to ASC 350 is effective for the Company in the fiscal year 2013, with earlier adoption permitted if the Company’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently evaluating the impact of the update, but does not expect the adoption of this update to ASC 350 to have a material impact on its financial position, results of operations or cash flows.

In June 2011, the FASB issued an update to ASC 220 Comprehensive Income (“ASC 220”): Presentation of Comprehensive Income. The amendments from this update will result in more converged guidance on how comprehensive income is presented under U.S. GAAP and International Financial Reporting Standards (“IFRS”). With this update to ASC 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those alternatives is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update eliminates that option. The update to ASC 220 should be applied retrospectively and will be adopted by the Company in the first quarter of fiscal year 2013. The Company does not expect the adoption of ASC 220 to have an impact on its financial position, results of operations or cash flows.

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

In December 2010, the FASB issued an update to ASC 350 Intangibles—Goodwill and Other (“ASC 350”): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The update requires an entity with reporting units that have carrying amounts that are zero or negative to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by Section 350-20-35. This update to ASC 350 will be adopted by the Company in the first quarter of fiscal year 2012. The Company is currently evaluating the impact of the update, but does not expect the adoption of ASC 350 to have a material impact on its financial position, results of operations or cash flows.

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

3. Acquisition

Foundry Networks, Inc.

On December 18, 2008, the Company completed its acquisition of Foundry Networks, Inc. (“Foundry”) in accordance with the Agreement and Plan of Merger, which the Company entered into on July 21, 2008, as well as with Amendment No. 1 to the Agreement and Plan of Merger, which the Company entered into on November 7, 2008 (as amended, the “Foundry Merger Agreement”). The total purchase price of the Foundry acquisition was $2.8 billion. As a result of the merger, Foundry is now a wholly-owned subsidiary of the Company and was converted to a limited liability company under applicable Delaware law in the third fiscal quarter of 2009.

The Company recorded the acquisition using the purchase method of accounting and, accordingly, has included the results of operations of Foundry in the accompanying Consolidated Statements of Operations from December 18, 2008, the date the acquisition was completed.

The following unaudited pro forma financial information for the year ended October 31, 2009 presents a summary of the results of operations of the Company assuming the acquisition of Foundry occurred at the beginning of the period presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of the period presented, nor is it indicative of future operating results (in thousands, except per share amounts):

Year Ended
October 31, 2009
Total net revenues	$2,027,423
Pretax loss	(63,453)
Net loss	(56,875)
Basic net loss per share	(0.14)
Diluted net loss per share	$(0.14)

The Company allocated the total purchase consideration to the net assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date, resulting in initial goodwill of approximately $1,475.6 million. Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, acquiring a talented workforce, and significant cost-saving opportunities. The allocation of the purchase price reflects various estimates and analyses.

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

4. Goodwill and Intangible Assets

The following table summarizes goodwill activity by reportable segment during the fiscal years ended October 29, 2011 and October 30, 2010 (in thousands):

	Data Storage Products	Ethernet Products	Global Services	Total
Balance at October 31, 2009
Goodwill	$176,989	$1,371,688	$157,089	$1,705,766
Accumulated impairment losses (1)	—	(45,832)	—	(45,832)

	176,989	1,325,856	157,089	1,659,934
Tax and other adjustments (2)	—	(14,984)	—	(14,984)
Balance at October 30, 2010
Goodwill	$176,989	$1,356,704	$157,089	$1,690,782
Accumulated impairment losses	—	(45,832)	—	(45,832)

	$176,989	$1,310,872	$157,089	$1,644,950
Goodwill disposed (3)	—	—	(1,673)	(1,673)
Tax and other adjustments (4)	(21)	(12,289)	—	(12,310)
Balance at October 29, 2011
Goodwill	$176,968	$1,344,415	$155,416	$1,676,799
Accumulated impairment losses	—	(45,832)	—	(45,832)

	$176,968	$1,298,583	$155,416	$1,630,967

(1)	During the second quarter of fiscal year 2009, the Company made a decision to no longer offer its suite of Files products and concluded that the fair value of the Files reporting unit was less than its carrying amount. The fair value of the Files business was determined using comparable companies’ data. The Company conducted the second step of the goodwill impairment test and determined that all of the Files goodwill was impaired. Accordingly, the Company recorded a goodwill impairment charge of $45.8 million for the three months ended May 2, 2009.
(2)	The goodwill adjustment of $15.0 million was primarily a result of realization of deferred tax assets and tax benefit of stock options exercised from acquired companies, partially offset by the impact of adoption of the new accounting standard for its convertible debt from acquired companies.
(3)	Goodwill disposed relates to sale of Strategic Business Systems, Inc. (“SBS”), a wholly owned subsidiary, see Note 17, “Loss on Sale of Subsidiary,” of the Notes to Consolidated Financial Statements.
(4)	The goodwill adjustment of $12.3 million was primarily a result of tax benefit from the exercise of stock awards of acquired companies.

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

The Company’s estimates of revenues and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of the Company’s regular long-range planning process. The control premium used in market or combined approaches is determined by considering control premiums offered as part of the acquisitions that have occurred in the reporting units’ comparable market segments. Based on goodwill impairment analysis results during the second fiscal quarter of 2011, the Company determined that no impairment needed to be recorded. During the fiscal year ended October 29, 2011, there were no facts and circumstances that indicated that the fair value of the reporting units may be less than their current carrying amount.

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

Intangible assets other than goodwill are amortized over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The decrease in intangible assets during the year ended October 29, 2011 resulted from the sale of SBS, see Note 17, “Loss on Sale of Subsidiary,” of the Notes to Consolidated Financial Statements. The following tables present details of the Company’s intangible assets (in thousands, except for weighted-average remaining useful life):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
October 29, 2011
Trade name	$10,441	$10,422	$19	1.17
Core/developed technology	337,858	245,855	92,003	2.04
Customer relationships	352,581	229,906	122,675	2.12

Total intangible assets	$700,880	$486,183	$214,697	2.08

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
October 30, 2010
Trade name	$13,941	$11,150	$2,791	9.24
Core/developed technology	338,158	189,643	148,515	2.75
Customer relationships	364,981	172,287	192,694	3.23

Total intangible assets	$717,080	$373,080	$344,000	3.07

The following table presents the amortization of intangible assets included on the Consolidated Statements of Operations (in thousands):

	Fiscal Year Ended
	October 29, 2011	October 30, 2010	October 31, 2009
Cost of revenues	$57,489	$61,249	$65,803
Operating expenses	$60,713	$65,623	$68,718

Total	$118,202	$126,872	$134,521

The following table presents the estimated future amortization of intangible assets as of October 29, 2011 (in thousands):

Fiscal Year	Estimated Future Amortization
2012	$105,432
2013	93,109
2014	16,156

Total	$214,697

5. Liabilities Associated with Facilities Lease Losses

The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary. The following table summarizes the activity related to the facilities lease loss reserve, net of expected sublease income (in thousands):

Lease Loss Reserve
Reserve balance at October 31, 2009	$20,919
Cash payments on facilities leases	(11,413)
Other adjustments, net	470

Reserve balance at October 30, 2010	$9,976
Cash payments on facilities leases	(6,024)

Reserve balance at October 29, 2011	$3,952

Cash payments for facilities leases related to the above noted facilities lease losses will be paid over the respective lease terms through fiscal year 2017.

6. Balance Sheet Details

The following table provides details of selected balance sheet items (in thousands):

	October 29, 2011	October 30, 2010
Accounts Receivable:
Accounts receivable	$255,540	$324,084
Allowance for doubtful accounts	(1,388)	(1,838)
Sales allowances	(5,011)	(4,883)

Total	$249,141	$317,363

Inventories:
Raw materials	$25,535	$19,384
Finished goods	48,637	57,424

Total	$74,172	$76,808

Property and equipment, net:
Computer equipment and software	$55,175	$47,949
Engineering and other equipment	357,827	296,383
Furniture and fixtures (1)	29,195	28,283
Leasehold improvements	23,793	20,908
Land and building (2)	384,666	381,480

Subtotal	850,656	775,003
Less: Accumulated depreciation and amortization (3)	(318,272)	(235,886)

Total	$532,384	$539,117

Other accrued liabilities:
Income taxes payable	$12,978	$10,037
Accrued warranty	11,298	5,980
Inventory purchase commitments	5,075	4,930
Accrued sales programs	30,651	29,992
Accrued expenses	24,520	53,616
Others	10,280	6,578

Total	$94,802	$111,133

(1)	Furniture and fixtures include the following amounts under leases as of October 29, 2011 and October 30, 2010:

	October 29, 2011	October 30, 2010
Cost, including taxes	$10,613	$10,632
Accumulated depreciation	(2,131)	(615)

Total	$8,482	$10,017

(2)	In connection with the purchase of the property located in San Jose, California, the Company obtained a four-year option, exercisable at its sole discretion through May 22, 2012, to purchase a fourth unimproved approximate four acre parcel for a fixed price of approximately $26.0 million.
(3)	Depreciation expense was approximately $88.2 million, $72.8 million and $59.9 million for the years ended October 29, 2011, October 30, 2010 and October 31, 2009, respectively.

Trade Receivables Factoring Facility

In April 2010, the Company entered into a trade receivables factoring facility with a financial institution to sell certain of its trade receivables from customers with limited, non-credit related, recourse provisions. The sale of receivables eliminates the credit exposure of the Company in relation to these receivables. The Company pays facility administration fees to the financial institution on a quarterly basis. Under the terms of the factoring agreement, the maximum available amount of the factoring facility outstanding at any one time is $50.0 million, which is subject to change based on the financial institution’s approval. During the fiscal years ended October 29, 2011 and October 30, 2010, $50.5 million and $61.4 million, respectively, of trade receivables were sold under the terms of the factoring facility. Sales of trade receivables are recorded as a reduction of trade accounts receivable. The discounts on the sale of receivables for the fiscal years ended October 29, 2011 and October 30, 2010 were immaterial and are included in “Other expenses” on the Consolidated Statement of Operations. Facility administration fees for the fiscal years ended October 29, 2011 and October 30, 2010 were immaterial and are included in “General and administrative expenses” on the Consolidated Statements of Operations.

7. Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
October 29, 2011
Corporate bonds	$774	$—	$—	$774
October 30, 2010
Corporate bonds	$1,998	$—	$—	$1,998

As of October 29, 2011 and October 30, 2010, the Company had no unrealized holding gains/losses on investments. Net unrealized holding gains or losses on investments, if any, are included in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets.

8. Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing the asset or liability. The Company applies fair value measurements for both financial and nonfinancial assets and liabilities. The Company has no nonfinancial assets and liabilities that are required to be measured at fair value on a recurring basis as of October 29, 2011.

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

Assets and liabilities measured at fair value on a recurring basis as of October 29, 2011 were as follows (in thousands):

	Balance as of October 29, 2011	Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$138,959	$138,959	$—	$—
Corporate bonds	774	—	774	—
Derivative assets	1,368	—	1,368	—

Total assets measured at fair value	$141,101	$138,959	$2,142	$—

Liabilities:
Derivative liabilities	$1,790	$—	$1,790	$—

Total liabilities measured at fair value	$1,790	$—	$1,790	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Consolidated Balance Sheets.

Assets and liabilities measured at fair value on a recurring basis as of October 30, 2010 were as follows (in thousands):

	Balance as of October 30, 2010	Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$92,981	$92,981	$—	$—
Corporate bonds	1,998	—	1,998	—
Derivative assets	$6,450	$—	$6,450	$—

Total assets measured at fair value	$101,429	$92,981	$8,448	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Consolidated Balance Sheets.

The Company uses a midpoint of the highest bid and lowest offering obtained from market makers to value its corporate bonds. The Company uses observable market prices for comparable instruments to value its derivative instruments.

During the fiscal year ended October 29, 2011, the Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.

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

The Company’s obligations under the senior secured notes are guaranteed by certain of the Company’s domestic subsidiaries (the “Subsidiary Guarantors”). Pursuant to the terms of the applicable Indenture, a subsidiary’s guarantee of the 2018 Notes or the 2020 Notes will be automatically and unconditionally released and discharged under the following circumstances:

•	upon the sale of the subsidiary or all or substantially all of its assets;

•

upon the discharge of the guarantees under the credit facility or other debt provided that the credit facility has been paid in full and the applicable series of senior secured notes have an investment grade rating from both Standard & Poor’s and Moody’s;

•	upon designation of the subsidiary as an “unrestricted subsidiary” under the applicable Indenture;

•	upon the merger, consolidation or liquidation of the subsidiary into another subsidiary guarantor; and

•	upon legal or covenant defeasance or the discharge of the Company’s obligations under the applicable indenture.

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

As of October 29, 2011, the liability associated with the 2018 Notes of $298.1 million, net of the debt discount of $1.9 million, and the liability associated with the 2020 Notes of $297.7 million, net of the debt discount of $2.3 million, are together reported as “senior secured notes,” on the Consolidated Balance Sheets. As of October 30, 2010, the liability associated with the 2018 Notes of $297.9 million, net of the debt discount of $2.1 million, and the liability associated with the 2020 Notes of $297.5 million, net of the debt discount of $2.5 million, are together reported as “Senior Secured Notes,” on the Consolidated Balance Sheets.

Debt issuance costs totaling $11.0 million associated with the senior secured notes are classified entirely as long-term and have been capitalized as deferred financing costs, with $1.7 million and $0.7 million amortized as of October 29, 2011 and October 30, 2010, respectively. As of October 29, 2011 and October 30, 2010, deferred financing costs were $9.3 million and $10.3 million, respectively, and are reported within “Other assets” on the Consolidated Balance Sheets. The deferred financing costs of the 2018 Notes and the 2020 Notes are being amortized using the effective interest method over the eight-year and ten-year term of the debt, respectively. No payments were made towards the principal of the senior secured notes during the fiscal years ended October 29, 2011 and October 30, 2010, respectively. As of October 29, 2011 and October 30, 2010, the fair value of the Company’s senior secured notes was approximately $626.3 million and $645.4 million, respectively, estimated based on broker trading prices.

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

These covenants are subject to a number of other limitations and exceptions set forth in the Indentures. The Company was in compliance with all applicable covenants as of October 29, 2011 and October 30, 2010.

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

On January 8, 2010, the Company entered into an amendment and waiver to the credit agreement, among other things, (i) increase flexibility under certain financial and other covenants, (ii) permit the Company to issue additional senior indebtedness in aggregate principal amount outstanding at any time of up to $600.0 million, (iii) permit the Company to issue additional subordinated indebtedness in aggregate principal amount outstanding at any time of up to $600.0 million, and (iv) permit the Company to sell its accounts receivable and lease receivables for fair market value with the aggregate amount paid for such receivables, net of collections, not at any time exceeding $125.0 million. On January 20, 2010, the Company closed the Notes Offering and used approximately $435.0 million of the proceeds to prepay the term loan.

On April 30, 2010, the Company fully paid off the principal of the revolving credit facility for an approximate total amount of $14.1 million. There were no principal amounts outstanding under the revolving credit facility as of October 29, 2011 and October 30, 2010.

On June 10, 2011, the Company entered into a second amendment to the credit agreement (“Amendment No. 2”) to, among other things, refinance all of the outstanding term loan with a replacement term loan that reduced interest rates on the term loan facility, and to amend certain other provisions of the Credit Agreement to provide the Company with greater operating flexibility, including extending the maturity date of the term loan facility to October 31, 2014 and removing certain restrictions on the repurchase of the Company shares, provided the consolidated senior secured leverage ratio is under 2.00:1.00. In accordance with the applicable accounting guidance for debt modification and extinguishment, $51.1 million and $198.9 million of the $250.0 million refinanced was accounted as debt modification and debt extinguishment, respectively. The Company expensed $25.5 million of debt issuance cost and original issue discount relating to the portion of the term loan that was extinguished, which was reported within “Interest expense” on the Consolidated Statements of Operations. Additionally, debt issuance costs totaling $1.2 million associated with the refinancing was capitalized as deferred financing costs.

Prior to Amendment No. 2, loans under the Senior Secured Credit Facility bore interest, at the Company’s option, at a rate equal to either the London Interbank Offered Rate (“LIBOR”) rate, plus an applicable margin equal to 4.0% per annum or the prime lending rate, plus an applicable margin equal to 3.0% per annum. The applicable margin with respect to revolving loans was subject to adjustment based on the Company’s consolidated senior secured leverage ratio, as defined in the credit agreement. The LIBOR rate “floor” was 3.0% per annum and the prime lending rate “floor” was 4.0% per annum, in each case, for the life of the Senior Secured Credit Facility. Amendment No. 2 reduced the applicable margin on the term loan to a level not in excess of LIBOR plus 2.375% or the prime lending rate plus 1.375% and eliminated the minimum LIBOR rate “floor” and prime rate “floor” with respect to the term loan facility. For the fiscal year ended October 29, 2011, the weighted-average interest rate on the term loan was 2.8% and as of October 29, 2011, the weighted-average annualized interest rate on the term loan was 5.4%. For the fiscal year ended October 30, 2010, the weighted-average interest rate on the term loan was 7.0% and as of October 30, 2010, the weighted-average annualized interest rate on the term loan was 7.0%.

The Company is permitted to make voluntary prepayments at any time (without payment of a premium, other than in the case of a repricing transaction in respect of the term loan facility), and is required to make mandatory prepayments on the term loan (without payment of a premium) with (i) net cash proceeds from non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (ii) net cash proceeds from issuances of debt (other than certain permitted debt), and (iii) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions). Under Amendment No. 2, the Company is required to pay quarterly installments of $12.5 million on the term loan, as adjusted for any voluntary prepayments, with any remaining balance payable on the final maturity date of the term loan. In addition to the refinancing of the term loan facility, during the fiscal year ended October 29, 2011, the Company paid $160.9 million towards the principal of the term loan, $130.3 million of which were voluntary prepayments.

The deferred financing costs are being amortized using the effective interest method over the term of the debt. As of October 29, 2011 and October 30, 2010, deferred financing costs were $3.1 million and $17.3 million, respectively, and are reported within “Other assets” on the Consolidated Balance Sheets. The Company believes that the carrying value of its Senior Secured Credit Facility approximates its fair value as the interest rate is based on a floating market rate.

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

The credit agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, capital expenditures, prepayment of other indebtedness, redemption or repurchase of subordinated indebtedness, share repurchases, dividends and other distributions. The credit agreement contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a maximum consolidated senior secured leverage ratio, each as defined in the credit agreement and described further below. The credit agreement also includes customary events of default, including cross-defaults on the Company’s material indebtedness and change of control. The Company was in compliance with all applicable covenants as of October 29, 2011 and October 30, 2010.

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

Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in the credit agreement, is used to determine the Company’s compliance with certain covenants in the Senior Secured Credit Facility. Consolidated EBITDA is defined as:

•	Consolidated net income

Plus:

•	Consolidated interest charges;

•	Provision for federal, state, local and foreign income taxes;

•	Depreciation and amortization expense;

•	Fees, costs and expenses incurred on or prior to the closing date of the Foundry acquisition in connection with the acquisition and the financing thereof;

•	Any cash restructuring charges and integration costs in connection with the Foundry acquisition, in an aggregate amount not to exceed $75.0 million;

•	Approved non-cash restructuring charges incurred in connection with the Foundry acquisition and the financing thereof;

•	Other non-recurring expenses reducing consolidated net income which do not represent a cash item in such period or future periods;

•	Any non-cash stock-based compensation expense; and

•	Legal fees associated with the indemnification obligations for the benefit of former officers and directors in connection with Brocade’s historical stock option litigation;

Minus:

•	Federal, state, local and foreign income tax credits; and

•	All non-cash items increasing consolidated net income.

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

Convertible Subordinated Debt

The 2.25% Notes originally issued by McDATA bore a fixed rate of interest of 2.25% payable semiannually. The Company capitalized a portion of the interest associated with this debt during the fiscal years ended October 30, 2010 and October 31, 2009. In addition, the effective interest rate for the 2.25% Notes was 8.63% for fiscal year 2009 and fiscal year 2010 for the period through February 15, 2010 when the convertible subordinated debt was due. The amount of interest cost recognized relating to both the contractual interest coupon and amortization of the discount on the liability component of the 2.25% Notes was as follows:

	Fiscal Year Ended
In thousands	October 29, 2011	October 30, 2010	October 31, 2009
Interest expense	$—	$4,305	$14,057

Debt Maturities

As of October 29, 2011, our aggregate debt maturities based on outstanding principal were as follows (in thousands):

Fiscal Year	Principal Balances
2012	$40,000
2013	40,000
2014	110,000
2015	—
2016	—
Thereafter	600,000

Total	$790,000

10. Commitments and Contingencies

Operating Leases

The Company leases certain facilities and certain equipment under various operating agreements expiring through March 2021. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $0.3 million as security for the leases.

Total rent expense was approximately $17.3 million in fiscal year 2011, $30.0 million in fiscal year 2010 and $30.2 million in fiscal year 2009, net of releases in facilities lease loss reserve, as well as sublease income, of $7.2 million, $12.5 million and $13.9 million, respectively. Future minimum lease payments under all non-cancelable operating leases as of October 29, 2011 total $62.9 million, net of contractual sublease income of $35.7 million. In addition to base rent, many of the facilities lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.

Future minimum lease payments under all non-cancelable operating leases as of October 29, 2011, excluding the contractual sublease income stated above, are as follows (in thousands):

Fiscal Year	Operating Leases
2012	$23,383
2013	19,099
2014	17,046
2015	14,584
2016	12,802
Thereafter	11,642

Total minimum lease payments	$98,556

Capital Lease Obligations

Total payments under capital leases were approximately $2.2 million in fiscal year 2011 and the Company will make payments totaling $7.5 million over the next four years, including $0.7 million for imputed interest expense. Future minimum lease payments under all non-cancelable capital leases as of October 29, 2011 are as follows (in thousands):

Fiscal Year	Capital Leases
2012	$2,221
2013	2,221
2014	2,221
2015	862

Total minimum lease payments	$7,525

Product Warranties

The Company’s accrued liability for estimated future warranty costs is included in “Other accrued liabilities” in the accompanying Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the fiscal years ended October 29, 2011 and October 30, 2010 (in thousands):

	Accrued Warranty
	Twelve Months Ended
	October 29, 2011	October 30, 2010
Beginning balance	$5,980	$5,808
Liabilities accrued for warranties issued during the period	8,388	3,480
Warranty claims paid and used during the period	(1,394)	(1,705)
Changes in liability for pre-existing warranties during the period	(1,676)	(1,603)

Ending balance	$11,298	$5,980

In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product, alone or potentially in combination with others, infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of October 29, 2011, there have been no known material events or circumstances that have resulted in a customer contract-related indemnification liability to the Company.

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

As of October 29, 2011, the Company’s aggregate commitment to the CMs for inventory components used in the manufacture of Brocade products was $257.1 million, which the Company expects to utilize during future normal ongoing operations, net of a purchase commitments reserve of $5.1 million. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal ongoing operations within the next twelve months.

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

The parties have reached a global settlement of the coordinated litigation, under which the insurers will pay the full amount of settlement share allocated to the Brocade Entities, and the Brocade Entities will bear no financial liability. In 2009, the Court granted final approval of the settlement. Certain objectors subsequently filed appeals, a number of which were dismissed by agreement or by the appellate court. In August 2011, the district court issued an order determining that the last remaining appellant was not a class member and thus lacked standing to object to the settlement. Currently on appeal is the district court’s August 2011 ruling that the remaining appellant lacks standing.

Intellectual Property Litigation

On June 21, 2005, Enterasys Networks, Inc. (“Enterasys”) filed a lawsuit against Foundry (and Extreme Networks, Inc.) in the United States District Court for the District of Massachusetts alleging that certain of Foundry’s products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. Enterasys subsequently added Brocade as a defendant. On August 28, 2007, the Court granted Foundry’s motion to stay the case based on petitions that Foundry had filed with the United States Patent and Trademark Office (“USPTO”) in 2007 for reexamination of five of the six Enterasys patents. Two of the patents received final rejections during their respective reexaminations, in which the USPTO held that the claims were invalid. Enterasys filed appeals of those rejections with the USPTO’s Board of Patent Appeals and Interferences in 2009. The Board partially affirmed and partially reversed one of those rejections on January 24, 2011, and Enterasys did not appeal further, which ended the proceedings on those two patents. The USPTO has issued reexamination certificates for the remaining three patents undergoing reexamination indicating that the patents were valid over the references that Foundry had submitted. On March 7, 2011 the USPTO issued a Notice of

Intent to Issue a Re-examination Certificate upholding the validity of the third patent. Meanwhile, on May 21, 2010, the Court lifted the stay of the litigation, and Enterasys subsequently dropped from the litigation the two patents it appealed at the USPTO. Accordingly, four patents remain at issue in the litigation. No trial date has been set.

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

On August 4, 2010, Brocade and Foundry Networks LLC (“Plaintiffs”) filed a lawsuit against A10 Networks, Inc. (“A10”), A10’s founder and other individuals in the United States District Court for the Northern District of California. On October 29, 2010, Plaintiffs filed an amended complaint. In the amended complaint, Brocade alleged that A10 and the individual defendants have misappropriated Plaintiff’s trade secrets, infringed copyrighted works, interfered with existing contracts between the Plaintiffs and their employees, breached contracts, breached their fiduciary duties and duties of loyalty, and that certain of A10’s products infringe 13 of Brocade’s patents. Brocade is seeking injunctive relief, as well as monetary damages. On May 16, 2011, A10 filed an answer and counterclaim alleging that certain of Brocade’s products infringe a patent recently acquired by A10 and seeking injunctive relief, as well as unspecified damages. Trial is scheduled for July 16, 2012.

On September 9, 2011, A10 filed a lawsuit against Brocade in the United States District Court for the Northern District of California. A10 alleges that certain of Brocade’s products infringe two additional patents acquired by A10. Brocade has filed a motion to dismiss the complaint. No trial schedule for this lawsuit has been set.

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

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation contingencies and updates its accruals, disclosures and, when possible, estimates of reasonably possible losses or ranges of loss based on such reviews. However, litigation is inherently unpredictable, and outcomes are typically uncertain, and the Company’s past experience does not provide any additional visibility or predictability to estimate the range of loss that may occur because the costs, outcome and status of these types of claims and proceedings have varied significantly in the past. The Company is not currently able to reasonably estimate the possible loss or range of loss from the above legal proceedings and, accordingly, the Company is unable to estimate the effects of the above on its financial condition, results of operations or cash flows.

The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

11. Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk. The Company currently does not enter into derivative instruments to manage credit risk. However, the Company manages its exposure to credit risk through its investment policies. The Company generally enters into derivative transactions with high-credit quality counterparties and, by policy, limits the amount of credit exposure to any one counterparty based on its analysis of that counterparty’s relative credit standing. The amounts subject to credit risk related to derivative instruments are generally limited to the amounts, if any, by which counterparty’s obligations exceed the Company’s obligations with that counterparty.

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue, expense and capital purchasing activities is transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to its operations for the fiscal year ended October 29, 2011 were the Chinese yuan, the euro, the Japanese yen, the Indian rupee, the British pound, the Singapore dollar and the Swiss franc. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. The Company has established a foreign currency risk management program to protect against fluctuations in the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not always entirely eliminate, the impact of foreign currency exchange rate movements. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. Prior to fiscal year 2011, these gains or losses were included in “Other expenses” on the consolidated statements of operations. Beginning in the first fiscal quarter of 2011, these gains or losses are now presented within “Cost of revenues” and “Operating expenses,” to match the underlying exposure to the related hedge results. Prior period amounts are not material and have not been reclassified. Net gains (losses) relating to the effective portion of foreign currency derivatives recorded in the consolidated statements of operations are as follows (in thousands):

	Fiscal Year Ended October 29, 2011	Fiscal Year Ended October 30, 2010	Fiscal Year Ended October 31, 2009
Cost of revenues	$882	$—	$—
Research and development	496	—	—
Sales and marketing	5,498	—	—
General and Administrative	416	—	—
Other expenses	—	(5,285)	(1,814)

Total	$7,292	$(5,285)	$(1,814)

The net foreign currency exchange gains and losses recorded as part of “Other expenses” were losses of $0.6 million, $6.6 million and $4.5 million for the fiscal years ended October 29, 2011, October 30, 2010 and October 31, 2009, respectively.

Volume of Derivative Activity

Total gross notional amounts, presented by currency, are as follows (in thousands):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In United States Dollars	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Euro	$57,935	$53,700	$—	$—
British pound	25,282	22,018	—	—
Japanese yen	17,957	14,306	—	—
Singapore dollar	16,136	12,427	—	—
Swiss franc	13,060	9,554	5,012	—

Total	$130,370	$112,005	$5,012	$—

The Company utilizes a rolling hedge strategy for the majority of its foreign currency derivative instruments with cash flow hedge accounting designation that hedges exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. All of the Company’s foreign currency forward contracts are single delivery, which are settled at maturity involving one cash payment exchange.

Gross unrealized loss positions are recorded within “Other accrued liabilities,” and gross unrealized gain positions are recorded within “Prepaid and other current assets.” As of October 29, 2011, the Company had gross unrealized loss positions of $1.8 million and gross unrealized gain positions of $1.4 million included in “Other accrued liabilities” and “Prepaid and other current assets,” respectively. Effective cash flow hedges are reported as a component of accumulated other comprehensive loss. Cash flow hedges ineffectiveness, which is included in the Company’s net income as part of “Other expenses,” was not significant.

12. Employee Compensation Plans

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

2009 Stock Plan

The 2009 Stock Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares, and other stock or cash awards to employees, directors and consultants. Per the terms of the 2009 Stock Plan, 48.0 million shares of the Company’s common stock are reserved for issuance under the plan, plus the following:

•

Any shares subject to stock options or similar awards granted under the Company’s 1999 Stock Plan, 1999 Nonstatutory Stock Option Plan (“NSO Plan”) and 2001 McDATA Equity Incentive Plan that expire or otherwise terminate without having been exercised in full; and

•

Shares issued pursuant to awards granted under the Company’s 1999 Stock Plan, 1999 NSO Plan and 2001 McDATA Equity Incentive Plan that are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2009 Stock Plan pursuant to this clause equal to 40.3 million shares.

2009 Director Plan

The 2009 Director Plan provides for the grant of stock options and restricted stock units to non-employee directors of the Company. The Board of Directors has reserved 2.0 million shares of the Company’s common stock for issuance under the 2009 Director Plan, plus any shares subject to stock options or similar awards granted under the Company’s 1999 Director Option Plan that expire or otherwise terminate without having been exercised in full, and shares issued pursuant to awards granted under the Company’s 1999 Director Option Plan that are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2009 Director Plan pursuant to this clause equal to 0.9 million shares.

2009 Employee Stock Purchase Plan

The 2009 ESPP permits eligible employees to purchase shares of the Company’s common stock through payroll deductions for up to 15% of qualified compensation during the offering period. The purchase price is 85% of the lesser of the fair market value of the Company’s common stock on (i) the first trading day of the offering period, or (ii) the last day of each six-month purchase period; provided, however, that the purchase price for subsequent offering periods may be determined by the administrator, subject to compliance with the terms of the 2009 ESPP. A total of 35.0 million shares of the Company’s common stock are reserved for issuance under the 2009 ESPP. The 2009 ESPP is implemented through consecutive, overlapping offering periods of up to approximately twenty-four months. The offering periods generally start with the first trading day on or after June 1 and December 1 each year and end on the last trading day in the periods ending twenty-four months later, unless the fair market value of the Company’s common stock on the last day of a purchase period is lower than the fair market value of the Company’s common stock on the first trading day of the offering period, in which case the offering period will end early, immediately after the purchase period, and a new offering period will commence on or about such date. Each offering period will be divided into four purchase periods of approximately six months in length. Eligible employees may purchase no more than 3,750 shares of the Company’s common stock during each six-month purchase period. As of October 29, 2011, 18.7 million shares were available for issuance under the 2009 ESPP.

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

The term of a stock option and a stock appreciation right may not exceed seven years, except that, with respect to any participant who owns 10% of the voting power of all classes of the Company’s outstanding capital stock, the term of an incentive stock option may not exceed five years. The majority of the stock options, restricted stock awards and restricted stock units granted under the Company’s equity compensation plans vest over a period of three to four years. Certain options and awards granted under the 2009 Stock Plan vest over shorter or longer periods.

At October 29, 2011, approximately 100.6 million shares were authorized for future issuance under the Company’s equity compensation plans, which include stock options, shares to be issued pursuant to the 2009 ESPP, restricted stock units and other awards, and shares of Brocade common stock that became issuable in connection with the assumption or substitution of Foundry equity awards. A total of 26.5 million shares of common stock were available for grant under the Company’s equity compensation plans as of October 29, 2011. At October 30, 2010, approximately 149.0 million shares were authorized for future issuance under the Company’s equity compensation plans, which include stock options, shares to be issued pursuant to the 2009 ESPP, restricted stock units and other awards, and shares of Brocade common stock that became issuable in connection with the assumption or substitution of Foundry equity awards. A total of 48.4 million shares of common stock were available for grant under the Company’s equity compensation plans as of October 30, 2010. Awards that expire, or are canceled without delivery of shares, generally become available for issuance under the Company’s equity compensation plans.

1999 Nonstatutory Stock Option Plan

In September 1999, the Board of Directors approved the Company’s 1999 NSO Plan. The 1999 NSO Plan provides for the grant of nonstatutory stock options to employees and consultants. A total of 51.4 million shares of the Company’s common stock have been reserved for issuance under the 1999 NSO Plan. As of October 29, 2011, the Company has reserved 11.4 million shares of authorized but unissued shares of common stock for future issuance upon exercise of options under the 1999 NSO Plan.

McDATA Equity Plans

On January 29, 2007, effective upon the consummation of the merger, Brocade assumed the McDATA equity plans. As of October 29, 2011, options to purchase approximately 2.2 million shares of converted common stock, restricted stock and other equity awards remained outstanding under former McDATA equity plans.

Employee 401(k) Plan

The Company sponsors the Brocade Communications Systems, Inc. 401(k) Plan (“401(k) Plan”), which qualifies under Section 401(k) of the Internal Revenue Code and is designed to provide retirement benefits for its eligible employees through tax-deferred salary deductions.

Employees may elect to contribute up to 60% of their eligible compensation to the 401(k) Plan. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Service (“IRS”). The Company matches employee contributions dollar for dollar up to a maximum of $3,000 per calendar year per person. All matching contributions vest immediately. The Company’s matching contributions to the 401(k) Plan totaled $9.3 million, $8.7 million and $7.8 million for the years ended October 29, 2011, October 30, 2010 and October 31, 2009, respectively.

13. Sale-Leaseback Transaction

During fiscal year 2010, the Company sold an owned real estate property to an unrelated third party. Net proceeds from this sale were $30.2 million. Concurrent with this sale, the Company entered into an agreement to lease the property back from the purchaser over a minimum lease term of two years. The Company considers this lease as a normal leaseback and classified the lease as an operating lease. An $8.7 million loss on the sale of the property was recognized immediately upon execution of the sale and is recorded within “Gain (loss) on sale of investments and property, net” on the Consolidated Statements of Operations.

14. Stock-Based Compensation

Equity Compensation Plan Information

The following table summarizes information with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans as of October 29, 2011 (in thousands, except per share amounts):

Plan Category	A Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		B Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	C Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excludes Securities Reflected in Column A)
Equity compensation plans approved by stockholders (1)	38,244	(3)	$5.14	26,468	(4)
Equity compensation plans not approved by stockholders (2)	12,521	(5)	$4.21	—

Total	50,765		$4.91	26,468

(1)	Primarily consist of the 2009 ESPP, the 2009 and 1999 Director Plans and the 2009 and 1999 Stock Plans.
(2)	Consist solely of the 1999 NSO Plan described in Note 12, “Employee Compensation Plans,” of the Notes to Consolidated Financial Statements and Foundry’s 2000 NSO Plan, which was assumed in connection with our acquisition of Foundry.

(3)	Amount excludes purchase rights accrued under the 2009 ESPP. As of October 29, 2011, the 2009 ESPP had a stockholder-approved reserve of 35.0 million shares, of which 18.7 million shares were available for future issuance.
(4)	Amount consists of shares available for future issuance under the 2009 ESPP, the 2009 Director Plan and the 2009 Stock Plan.
(5)	Substantially all shares were granted prior to the fiscal year ended October 25, 2003. Information relating to equity compensation plans is set forth in Note 12, “Employee Compensation Plans,” of the Notes to Consolidated Financial Statements.

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Consolidated Statements of Operations as follows (in thousands):

	Fiscal Year Ended October 29, 2011	Fiscal Year Ended October 30, 2010	Fiscal Year Ended October 31, 2009
Cost of revenues (1)	$15,607	$13,552	$25,654
Research and development	18,959	27,795	40,365
Sales and marketing (1)	36,068	45,232	48,820
General and administrative	12,442	15,046	22,380

Total stock-based compensation	$83,076	$101,625	$137,219

(1)	Fiscal years 2011 and 2010 reflect the classification of system engineer costs within sales and marketing expenses as opposed to cost of revenues in prior periods. Fiscal year 2009 has not been updated for the new cost classification implemented in 2010. See Note 1, “Basis of Presentation,” of the Notes to Consolidated Financial Statements.

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Fiscal Year Ended October 29, 2011	Fiscal Year Ended October 30, 2010	Fiscal Year Ended October 31, 2009 (1)
Stock options, including variable options	$3,483	$12,383	$24,460
Restricted stock awards and restricted stock units (“RSUs”)	55,750	55,580	87,543
Employee stock purchase plan (“ESPP”)	23,843	33,662	25,216

Total stock-based compensation	$83,076	$101,625	$137,219

(1)	ESPP expense for the year ended October 31, 2009 includes $2.5 million of expenses relating to Foundry’s ESPP plan.

The following table presents unrecognized compensation expense, net of estimated forfeitures, of the Company’s equity compensation plans as of October 29, 2011, which is expected to be recognized over the following weighted-average periods, (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$2,023	0.87
RSUs	$101,555	2.03
ESPP	$10,047	0.87

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

	Fiscal Year Ended
Stock Options	October 29, 2011	October 30, 2010	October 31, 2009
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.1 - 1.6%	0.3 - 2.0%	0.4 - 1.9%
Expected volatility	50.3 - 61.9%	49.3 - 53.3%	54.8 - 65.3%
Expected term (in years)	4.0	4.0	4.0

Compensation expense computed under the fair value method for stock options issued is being amortized under a graded vesting method over the options’ vesting period. A summary of stock option activity under the equity compensation plans for the years ended October 29, 2011, October 30, 2010 and October 31, 2009 is presented as follows:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 25, 2008	35,036	$8.05	4.17	$701
Assumed under the Foundry acquisition	92,160	$3.24
Granted	5,118	$4.29
Exercised	(36,022)	$3.03
Forfeited or expired	(6,645)	$6.16

Outstanding at October 31, 2009	89,647	$5.04	3.17	$380,991
Granted	1,920	$6.76
Exercised	(14,210)	$2.95
Forfeited or expired	(5,691)	$13.68

Outstanding at October 30, 2010	71,666	$4.82	2.58	$146,199
Granted	243	$5.47
Exercised	(16,814)	$3.48
Forfeited or expired	(4,330)	$9.03

Outstanding at October 29, 2011	50,765	$4.91	1.98	$35,494

Vested and expected to vest at October 29, 2011	50,123	$4.92	1.96	$35,168

Exercisable and vested at:
October 29, 2011	47,824	$4.91	1.84	$33,938

The weighted-average grant date fair value of stock options granted during the years ended October 29, 2011, October 30, 2010 and October 31, 2009 was $2.23, $2.89 and $2.10, respectively. The total intrinsic value of stock options exercised for the years ended October 29, 2011, October 30, 2010 and October 31, 2009 was $46.0 million, $51.7 million and $128.9 million, respectively.

From May 1999 through July 2003, the Company granted 98.8 million options subject to variable accounting as the measurement date of the options granted was not certain. As of October 29, 2011, 0.2 million options with a weighted-average exercise price of $7.55 and a weighted-average contractual life of 1.01 years remain outstanding and continue to be accounted for under variable accounting.

Employee Stock Purchase Plan

Under Brocade’s employee stock purchase plans, including the 2009 ESPP and the 1999 Employee Stock Purchase Plan (together, the “Brocade ESPP”), eligible employees can participate and purchase shares semi-annually at the lower of 85% of the fair market value of the Company’s common stock on (i) the first trading day of the offering period, or (ii) the last day of each six-month purchase period. The Brocade ESPP permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. The Company accounts for the Brocade ESPP as a compensatory plan and recorded compensation expense of $23.8 million, $33.7 million and $22.7 million for the years ended October 29, 2011, October 30, 2010 and October 31, 2009, respectively. Compensation expense computed under the fair value method for ESPP shares issued is being amortized under a graded vesting method over the twenty-four month offering period. In addition, the Company accounts for changes in percentage contribution elected by employees, as well as decreases in the Company’s common stock price on the last day of each six-month purchase period as compared to the common stock price on the first trading day of the offering period, by applying modification accounting which results in an increase in compensation expense during the period of modification.

The fair value of the option component of Brocade ESPP shares was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Fiscal Year Ended
Employee Stock Purchase Plan	October 29, 2011	October 30, 2010	October 31, 2009
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.6%	0.6%	0.8%
Expected volatility	65.5%	67.8%	76.4%
Expected term (in years)	1.1	1.5	1.2

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

Restricted Stock Awards

No restricted stock awards were issued for the years ended October 29, 2011, October 30, 2010 and October 31, 2009. When and if granted, restricted stock awards are not transferable until fully vested, and all unvested shares upon termination are subject to repurchase. The fair value of each award is based on the Company’s closing stock price on the date of grant.

A summary of the nonvested restricted stock awards for the year ended October 31, 2009 is presented as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested at October 25, 2008	14	$0.01
Granted	—	$—
Vested	(14)	$0.01
Forfeited	—	$—

Nonvested at October 31, 2009	—	$—

Expected to vest at October 31, 2009	—	$—

Restricted Stock Units

For the years ended October 29, 2011, October 30, 2010 and October 31, 2009, Brocade issued 12.8 million, 10.8 million and 13.3 million restricted stock units, respectively. Typically, vesting of restricted stock units occurs over one to four years and is subject to the employee’s continuing service to Brocade.

A summary of the changes in restricted stock units outstanding under Brocade’s equity compensation plans during the years ended October 29, 2011, October 30, 2010 and October 31, 2009 is presented as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested at October 25, 2008	8,306	$7.87
Assumed under the Foundry acquisition	26,050	$3.54
Granted	13,334	$6.90
Vested	(11,315)	$7.20
Forfeited	(3,682)	$6.92

Nonvested at October 31, 2009	32,693	$4.37
Granted	10,801	$5.84
Vested	(12,753)	$5.26
Forfeited	(2,570)	$6.74

Nonvested at October 30, 2010	28,171	$4.32
Granted	12,754	$5.68
Vested	(13,434)	$5.82
Forfeited	(4,010)	$6.37

Nonvested at October 29, 2011	23,481	$3.85

Vested and expected to vest at October 29, 2011	19,631	$3.85

The aggregate intrinsic value of restricted stock units outstanding at October 29, 2011, October 30, 2010 and October 31, 2009 was $105.9 million, $178.9 million and $288.1 million, respectively.

15. Income Taxes

The domestic and international components of income (loss) before provision for (benefit from) income taxes for the years ended October 29, 2011, October 30, 2010 and October 31, 2009 are presented as follows (in thousands):

	Fiscal Year Ended
	October 29, 2011 (1)	October 30, 2010	October 31, 2009
United States	$(42,118)	$36,015	$(139,156)
International	121,546	70,955	62,581

Total	$79,428	$106,970	$(76,575)

(1)	Excludes the impact of repatriation of $200 million from offshore operations to the United States.

The income tax provision (benefit) for the years ended October 29, 2011, October 30, 2010 and October 31, 2009 consisted of the following (in thousands):

	Fiscal Year Ended
	October 29, 2011	October 30, 2010	October 31, 2009
U.S. federal taxes:
Current	$774	$(30,768)	$15,008
Deferred	28,111	19,390	(13,411)

Total U.S. federal taxes	28,885	(11,378)	1,597

State taxes:
Current	1,250	4,282	3,173
Deferred	(9,187)	(10,506)	(9,409)

Total state taxes	(7,937)	(6,224)	(6,236)

Non-U.S. taxes:
Current	7,854	8,964	10,436
Deferred	16	(915)	817

Total non-U.S. taxes	7,870	8,049	11,253

Total	$28,818	$(9,553)	$6,614

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate for the years ended October 29, 2011, October 30, 2010 and October 31, 2009 consisted of the following:

	Fiscal Year Ended
	October 29, 2011	October 30, 2010	October 31, 2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	3.3	4.0	(2.6)
Foreign income taxed at other than U.S. rates	(48.2)	(32.6)	7.6
Stock-based compensation	11.8	12.6	(13.1)
Research and development credit	(17.6)	(10.4)	22.2
Acquisition-related impairment	—	—	(33.3)
Permanent items	1.2	0.9	(1.9)
Change in liabilities for uncertain tax positions	2.5	(29.0)	(26.0)
Repatriation from offshore operations	62.6	—	—
Audit settlement and reinstated tax credit	(11.7)	10.2	—
Other	(2.6)	0.4	3.5

Effective tax rate	36.3%	(8.9)%	(8.6)%

In the fourth fiscal quarter of 2011, we repatriated $200.0 million from our offshore operations, with which we repurchased approximately 46.5 million shares of our Company’s stock. The Company recorded tax expense of $49.7 million related to this one-time cash repatriation to fund the stock repurchase program. U.S. federal income taxes and foreign withholding taxes were not provided for on a cumulative total of $266.2 million of undistributed earnings of the Company’s foreign subsidiaries. The Company intends to reinvest current and accumulated earnings of its foreign subsidiaries for expansion of its business operations outside the United States for an indefinite period of time. Our existing cash, cash equivalents and short-term investments totaled $415.0 million as of October 29, 2011. Of this amount, approximately 75% was held by our foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company could be subject to additional U.S. income taxes, net of foreign tax credits, and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

The components of deferred tax assets and deferred tax liabilities for the years ended October 29, 2011 and October 30, 2010 are presented as follows (in thousands):

	October 29, 2011	October 30, 2010
Net operating loss carry forwards	$132,765	$155,556
Stock option expense	28,513	37,406
Tax credit carry forwards	141,209	93,450
Reserves and accruals	104,135	128,283
Non-U.S. stock option expense	373	643
Capitalized research and development expenditures	8,475	14,970
Net unrealized losses on investments	330	327

Gross deferred tax assets	415,800	430,635
Less: Valuation allowance	(22,566)	(22,319)

Total deferred tax assets	393,234	408,316
Acquired intangibles and goodwill	(92,481)	(131,402)
Fixed assets	(34,992)	—
Other	(2,129)	(2,342)

Total deferred tax liabilities	(129,602)	(133,744)

Total net deferred tax assets	$263,632	$274,572

The Company believes that sufficient positive evidence exists from historical operations and projections of taxable income in future years to conclude that it is more likely than not that the Company will realize its deferred tax assets. Accordingly, the Company applies a valuation allowance only on the deferred tax assets relating to capital loss carryforwards, due to limited carryforward periods and the character of such tax attributes. As part of the 2011-2012 budget, the Governor of the State of California has introduced tax proposals affecting future state income tax apportionment that may have a significant impact on the Company’s ability to realize certain California deferred tax assets. The Company will reevaluate the realization of its California deferred tax assets if and when the current law changes.

As of October 29, 2011, the Company had federal net operating loss carryforwards of $805.8 million, California state net operating loss carryforwards of $112.1 million and other significant states net operating loss carryforwards of approximately $249.8 million. Additionally, the Company had $134.4 million of federal tax credits and $146.2 million of state tax credits. The federal net operating loss and other tax credit carryforwards expire on various dates between 2011 through 2031. The state net operating loss and credit carryforwards expire on various dates between 2012 through 2031. Under the current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by statute or upon the occurrence of certain events, including significant changes in ownership interests.

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

A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits, excluding accrued net interest and penalties of $3.4 million, for the year ended October 29, 2011, is as follows (in thousands):

	October 29, 2011	October 30, 2010
Unrecognized tax benefits, beginning balance	$136,812	$170,947
Gross increases for tax positions taken in prior periods	9,066	2,666
Gross decreases for tax positions taken in prior periods	(1,730)	(4,618)
Gross increases for tax positions taken in current period	9,601	7,805
Changes due to settlements with taxing authorities	(1,051)	(37,366)
Reductions resulting from lapses of statutes of limitations	(3,268)	(2,622)

Unrecognized tax benefits, ending balance	$149,430	$136,812

As of October 29, 2011, the Company had net unrecognized tax benefits of $140.3 million, all of which, if recognized, would result in a reduction of the Company’s effective tax rate.

For the fiscal year ended October 29, 2011, the Company recorded an income tax expense of $28.8 million, primarily as a result of a cash repatriation from our foreign subsidiary and foreign tax expenses offset by discrete benefits from the retroactive reinstatement of the federal research and development tax credit provision as a result of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the “Tax Relief Act”), reserve releases from the settlement of the research and development tax credit issues with the IRS regarding the Company’s fiscal year 2007 and 2008 audits, and reserve release from the expiration of the statute of limitation.

For the fiscal year ended October 30, 2010, the Company recorded an income tax benefit of $9.6 million, primarily as a result of foreign taxes, offset by discrete benefits from the release of certain reserves mainly relating to the settlement of the Company’s fiscal year 2003 Internal Revenue Service (“IRS”) audit and related remeasurements of various uncertain tax positions, concession from the IRS on treatment of intercompany gross receipts for the research and development credits, Franchise Tax Board (“FTB”) research and development credits carried forward to fiscal year 2005, and statute expirations of tax years of foreign subsidiaries.

The IRS and other tax authorities regularly examine our income tax returns. We are currently under negotiations with the Appeals division of the IRS for the audit of fiscal years 2004 through 2008, and we expect to resolve fiscal years 2004 through 2006 during the next twelve months. In addition, we are in negotiations with foreign tax authorities to receive correlative relief on transfer pricing settlements with the IRS. We believe that our reserves for unrecognized tax benefits are adequate for all open tax years. The timing of the resolution of income tax examinations, as well as the amounts and timing of related settlements, is highly uncertain. The Company believes that before the end of fiscal year 2012, it is reasonably possible that either certain audits will conclude or the statute of limitations relating to certain income tax examination periods will expire, or both. As such, after we reach settlement with the IRS, we expect to record a corresponding adjustment to our unrecognized tax benefits. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential decreases in underlying uncertain tax positions is between $0 and $24 million in the next twelve months.

The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the fiscal year ended October 29, 2011, the Company expensed $0.4 million for net interest and penalties related to income tax liabilities through income tax expense. The total net interest and penalties accrued as of October 29, 2011 was $3.4 million. During the year ended October 30, 2010, the Company expensed $0.9 million for net interest and penalties related to income tax liabilities through income tax expense. The total net interest and penalties accrued as of October 30, 2010 was $3.0 million.

In May 2011, the Company received the IRS revenue agent’s report for fiscal years 2007 and 2008. The IRS is contesting the Company’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries. The IRS’ proposed adjustment would offset approximately $317.4 million of the Company’s net operating loss carryforwards. In June 2011, the Company filed a protest with the Appeals Office of the IRS to challenge the IRS’ proposed adjustment and assessment. The Franchise Tax Board is auditing Foundry’s California income tax returns for calendar years 2006 and 2007. These audits and appeal are still ongoing and the Company believes its reserves are adequate to cover any potential assessments and settlements that may result from these examinations. Due to the availability of net operating losses and credits, the Company does not expect a significant tax liability from the settlement of the audits.

Of the total tax benefits (detriments) resulting from the exercise of employee stock options and employee participation in the Company’s equity compensation plans, the amounts recorded to stockholders’ equity were approximately $(5.2) million in fiscal year 2011, $2.2 million in fiscal year 2010 and $(0.8) million in fiscal year 2009.

16. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Currently, the CODM is the Chief Executive Officer.

Brocade is organized into four operating segments, of which two are individually reportable segments: Data Storage Products and Global Services; and the two other operating segments, Ethernet Switching & Internet Protocol Routing and Application Delivery Products (“ADP”), combine to form a third reportable segment: Ethernet Products. These segments are organized principally by product category. The types of products and services from which each reportable segment derives its revenues are as follows:

•

Data Storage Products include infrastructure products and solutions that assist customers in the development and delivery of storage and server consolidation, disaster recovery and data security, and in meeting compliance issues regarding data management. These products are used to build storage area networks (“SAN”s) and are generally used in conjunction with servers and storage subsystems, SAN interconnection components such as host bus adapters (“HBAs”), and server and storage management software applications and tools. Brocade’s family of Fibre Channel (“FC”) SAN backbones, directors, fabric and embedded switches provide interconnections, bandwidth and high-speed routing of data between servers and storage devices. Switches and directors support applications such as data backup, remote mirroring and high-availability clustering, as well as high-volume transaction processing applications such as enterprise resource planning and data warehousing. Brocade’s storage networking products also include HBAs, which connect host computers to a FC network. Additionally, Brocade offers a variety of fabric extension, switching and routing solutions;

•	Ethernet Products include Open System Interconnection Reference Model (“OSI”) Layer 2 and Layer 3 switches and routers that are designed to connect users in an enterprise network, enabling network connectivity such as access to the Internet, network-based communications, and collaboration through unified messaging applications and mobility. Brocade also offers converged network products, and a portfolio of platforms designed for service provider environments as well as carrier Ethernet products. Additionally, the Company offers OSI Layer 4—7 solutions that are designed for application traffic management and server load balancing; and

•	Global Services include break/fix maintenance, extended warranty, installation, consulting, network management and software maintenance and customer support revenue.

Financial decisions and the allocation of resources are based on the information from the Company’s internal management reporting system. At this point in time, the Company does not track all of its assets by operating segments. The majority of the Company’s assets as of October 29, 2011, October 30, 2010 and October 31, 2009 were attributable to its United States operations.

Summarized financial information by reportable segment for the years ended October 29, 2011, October 30, 2010 and October 31, 2009, based on the internal management reporting system, is as follows (in thousands):

	Data Storage Products	Ethernet Products	Global Services	Total
Fiscal year ended October 29, 2011
Net revenues	$1,237,994	$551,820	$357,628	$2,147,442
Cost of revenues (1)	356,013	321,183	186,712	863,908

Gross margin	$881,981	$230,637	$170,916	$1,283,534

Fiscal year ended October 30, 2010
Net revenues	$1,240,626	$488,188	$362,339	$2,091,153
Cost of revenues (1)	394,506	288,980	176,547	860,033

Gross margin	$846,120	$199,208	$185,792	$1,231,120

Fiscal year ended October 31, 2009
Net revenues	$1,188,527	$424,434	$337,415	$1,950,376
Cost of revenues (1)	467,496	271,858	180,072	919,426

Gross margin	$721,031	$152,576	$157,343	$1,030,950

(1)	Fiscal years 2011 and 2010 reflect the classification of system engineer costs within sales and marketing expenses as opposed to cost of revenues in prior periods. Fiscal year 2009 has not been updated for the new cost classification implemented in 2010. See Note 1, “Basis of Presentation,” of the Notes to Consolidated Financial Statements.

Revenues are attributed to geographic areas based on where the Company’s products are shipped. Geographic information for the years ended October 29, 2011, October 30, 2010 and October 31, 2009 is presented below (in thousands):

	Fiscal Year Ended
	October 29, 2011	October 30, 2010	October 31, 2009
Net revenues:
United States	$1,313,302	$1,338,262	$1,266,844
International
Europe, the Middle East and Africa (1)	502,999	482,707	450,159
Asia Pacific	212,636	173,243	141,511
Japan	75,542	58,914	59,771
Canada, Central and South America	42,963	38,027	32,091

Total international net revenues	834,140	752,891	683,532

Total net revenues	$2,147,442	$2,091,153	$1,950,376

(1)	Includes net revenues of $257.5 million, $254.4 million and $177.0 million for the years ended October 29, 2011, October 30, 2010 and October 31, 2009, respectively, relating to the Netherlands.

	Fiscal Year Ended
	October 29, 2011	October 30, 2010	October 31, 2009
Property and equipment, net:
United States	$515,940	$524,287	$427,010
International	16,444	14,830	15,398

Total Property and equipment, net	$532,384	$539,117	$442,408

17. Loss on Sale of Subsidiary

In August 2011, the Company committed to a plan to exit a portion of its Global Services business through the sale of SBS, its wholly-owned subsidiary and signed a Stock Purchase Agreement to sell SBS to investors led by the former Managing Director of SBS. The sale was completed in September 2011 and is expected to enable the Company’s Global Services organization to focus on the execution of strategic and core offerings such as support and service for the Company’s products as well as professional consulting.

SBS’s assets and liabilities were classified as held for sale in the fourth quarter of fiscal year 2011 as a result of the Company’s commitment and actions. The net carrying amount of SBS’s assets and liabilities classified as held for sale was $16.2 million, comprising primarily of intangible assets of $11.1 million. Upon classifying the SBS assets as held for sale, the Company recognized an expected loss on disposal of $11.1 million, reducing the carrying amount of its SBS intangible assets to their fair value less costs to sell. Additionally, when the sale was completed, the Company wrote off $1.7 million of the associated Global Services goodwill resulting in a total loss of $12.8 million which is presented in the Company’s consolidated statement of operations as “Loss on sale of subsidiary.”

18. Gain (Loss) on Sale of Investments and Property, net

The Company had an immaterial gain on sale of investments for the years ended October 29, 2011 and October 30, 2010, respectively, and immaterial loss on sale of investment for the year ended October 31, 2009. Additionally, during the year ended October 30, 2010, the Company recognized an $8.7 million loss on the sale of property (see Note 13, “Sale-Leaseback Transaction,” of the Notes to Consolidated Financial Statements). The carrying value of the Company’s equity investments in non-publicly traded companies at October 29, 2011, October 30, 2010 and October 31, 2009 was $7.0 million, $7.0 million and $6.8 million, respectively.

19. Net Income (Loss) per Share

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Fiscal Year Ended
	October 29, 2011	October 30, 2010	October 31, 2009 (2)
Basic net income (loss) per share
Net income (loss)	$50,610	$116,523	$(83,189)
Weighted-average shares used in computing basic net income (loss) per share	474,259	446,996	398,948
Basic net income (loss) per share	$0.11	$0.26	$(0.21)

Diluted net income (loss) per share
Net income (loss)	$50,610	$116,523	$(83,189)
Weighted-average shares used in computing basic net income (loss) per share	474,259	446,996	398,948
Dilutive potential common shares in the form of stock options	13,654	22,083	—
Dilutive potential common shares in the form of other share based awards	9,117	13,662	—

Weighted-average shares used in computing diluted net income (loss) per share	497,030	482,741	398,948
Diluted net income (loss) per share	$0.10	$0.24	$(0.21)

Antidilutive potential common shares in the form of (1)
Stock options	21,905	21,217	68,710
Other share based awards	3,075	700	17,035
Antidilutive potential common shares resulting from the potential conversion of (1)
Convertible subordinated debt	—	3,552	12,083

(1)	These amounts are excluded from the computation of diluted net income (loss) per share.
(2)	As the Company was in a net loss position for the year ended October 31, 2009, there was no dilutive impact of potential common shares associated with stock options and other share based awards, by application of the treasury stock method.

20. Related Party and Other Transactions

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

21. Guarantor and Non-Guarantor Subsidiaries

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

The following is the consolidated balance sheet as of October 29, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents and short-term investments	$101,367	$2,301	$311,308	$—	$414,976
Accounts receivable, net	157,839	(2,149)	93,451	—	249,141
Inventories	50,000	—	24,172	—	74,172
Intercompany receivables	—	461,717	—	(461,717)	—
Other current assets	87,495	805	15,609	2,003	105,912

Total current assets	396,701	462,674	444,540	(459,714)	844,201
Property and equipment, net	460,347	55,594	16,443	—	532,384
Other non-current assets	1,506,086	590,318	1,319	—	2,097,723

Total assets	$2,363,134	$1,108,586	$462,302	$(459,714)	$3,474,308

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$85,700	$376	$23,395	$—	$109,471
Current portion of debt	40,539	—	—	—	40,539
Intercompany payables	391,278	—	70,439	(461,717)	—
Other current liabilities	276,982	17,261	119,731	2,003	415,977

Total current liabilities	794,499	17,637	213,565	(459,714)	565,987
Debt, net of current portion	748,904	—	—	—	748,904
Other non-current liabilities	104,999	580	39,700	—	145,279

Total liabilities	1,648,402	18,217	253,265	(459,714)	1,460,170
Total stockholders’ equity	714,732	1,090,369	209,037	—	2,014,138

Total liabilities and stockholders’ equity	$2,363,134	$1,108,586	$462,302	$(459,714)	$3,474,308

The following is the consolidated balance sheet as of October 30, 2010 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents and short-term investments	$23,455	$8,905	$303,622	$—	$335,982
Accounts receivable, net	212,541	1,699	103,456	(333)	317,363
Inventories	63,713	—	13,095	—	76,808
Intercompany receivables	—	396,442	—	(396,442)	—
Other current assets	122,192	875	9,999	3,069	136,135

Total current assets	421,901	407,921	430,172	(393,706)	866,288
Property and equipment, net	466,247	58,040	14,830	—	539,117
Other non-current assets	1,499,774	734,469	6,364	—	2,240,607

Total assets	$2,387,922	$1,200,430	$451,366	$(393,706)	$3,646,012

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$128,182	$389	$18,892	$(333)	$147,130
Current portion of debt	30,540	—	—	—	30,540
Intercompany payables	409,129	—	(12,687)	(396,442)	—
Other current liabilities	258,796	29,752	102,819	3,069	394,436

Total current liabilities	826,647	30,141	109,024	(393,706)	572,106
Debt, net of current portion	899,273	—	—	—	899,273
Other non-current liabilities	99,679	3,361	36,188	—	139,228

Total liabilities	1,825,599	33,502	145,212	(393,706)	1,610,607
Total stockholders’ equity	562,323	1,166,928	306,154	—	2,035,405

Total liabilities and stockholders’ equity	$2,387,922	$1,200,430	$451,366	$(393,706)	$3,646,012

The following is the consolidated statement of operations for the fiscal year ended October 29, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$1,285,732	$27,569	$834,141	$—	$2,147,442
Intercompany revenues	88,063	1,753	35,980	(125,796)	—

Total net revenues	1,373,795	29,322	870,121	(125,796)	2,147,442
Cost of revenues	531,162	85,540	233,448	13,758	863,908
Intercompany cost of revenues	(2,263)	—	128,059	(125,796)	—

Total cost of revenues	528,899	85,540	361,507	(112,038)	863,908

Gross margin (loss)	844,896	(56,218)	508,614	(13,758)	1,283,534
Operating expenses	821,018	76,645	222,109	(13,758)	1,106,014
Intercompany operating expenses	(138,789)	(25,694)	164,483	—	—

Total operating expenses	682,229	50,951	386,592	(13,758)	1,106,014

Income (loss) from operations	162,667	(107,169)	122,022	—	177,520
Other income (expense)	109,902	(7,518)	(200,476)	—	(98,092)

Income (loss) before income tax provision (benefit)	272,569	(114,687)	(78,454)	—	79,428
Income tax provision (benefit)	36,164	(15,216)	7,870	—	28,818

Net income (loss)	$236,405	$(99,471)	$(86,324)	$—	$50,610

The following is the consolidated statement of operations for the fiscal year ended October 30, 2010 (in thousands), which reflects the classification of SE costs within sales and marketing expenses, as opposed to cost of revenues (see Note 1, “Basis of Presentation,” of the Notes to Consolidated Financial Statements). Additionally, we have re-allocated $46.9 million of SE costs between the parent company and foreign non-guarantor subsidiaries to conform to the current period presentation.

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$1,287,646	$50,731	$752,776	$—	$2,091,153
Intercompany revenues	102,178	13,954	25,464	(141,596)	—

Total net revenues	1,389,824	64,685	778,240	(141,596)	2,091,153
Cost of revenues	529,641	112,477	214,024	3,891	860,033
Intercompany cost of revenues	40,588	—	101,008	(141,596)	—

Total cost of revenues	570,229	112,477	315,032	(137,705)	860,033

Gross margin (loss)	819,595	(47,792)	463,208	(3,891)	1,231,120
Operating expenses	783,968	63,855	179,357	(3,891)	1,023,289
Intercompany operating expenses	(167,746)	(30,349)	198,095	—	—

Total operating expenses	616,222	33,506	377,452	(3,891)	1,023,289

Income (loss) from operations	203,373	(81,298)	85,756	—	207,831
Other expense	(80,276)	(1,628)	(14,801)	(4,156)	(100,861)

Income (loss) before income tax provision (benefit)	123,097	(82,926)	70,955	(4,156)	106,970
Income tax provision (benefit)	(53,938)	36,336	8,049	—	(9,553)

Net income (loss)	$177,035	$(119,262)	$62,906	$(4,156)	$116,523

The following is the consolidated statement of operations for fiscal year ended October 31, 2009 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments		Total
Revenues	$1,030,016	$299,964	$620,396		$—	$1,950,376
Intercompany revenues	51,791	11,022	32,150		(94,963)	—

Total net revenues	1,081,807	310,986	652,546		(94,963)	1,950,376
Cost of revenues	494,760	216,023	190,453		18,190	919,426
Intercompany cost of revenues	(8,483)	—	103,446		(94,963)	—

Total cost of revenues	486,277	216,023	293,899		(76,773)	919,426

Gross margin	595,530	94,963	358,647		(18,190)	1,030,950
Operating expenses	798,249	102,574	122,614		(18,190)	1,005,247
Intercompany operating expenses	(110,688)	(93,272)	203,960		—	—

Total operating expenses	687,561	9,302	326,574		(18,190)	1,005,247

Income (loss) from operations	(92,031)	85,661	32,073		—	25,703
Other income (expense)	(88,035)	(27,998)	13,755		—	(102,278)
Intercompany other income (expense)	(24)	(16,729)	16,753		—	—

Total other income (expense)	(88,059)	(44,727)	30,508		—	(102,278)

Income (loss) before income tax provision (benefit)	(180,090)	40,934	62,581		—	(76,575)
Income tax provision (benefit)	(6,004)	1,365	11,253		—	6,614

Net income (loss)	$(174,086)	$39,569	$51,328	$		$(83,189)

The following is the consolidated statement of cash flows for the fiscal year ended October 29, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$436,714	$(5,851)	$18,369	$—	$449,232

Cash flows from investing activities:
Purchases of short-term investments	—	(38)	—	—	(38)
Proceeds from maturities and sale of short-term investments	—	1,604	—	—	1,604
Purchases of property and equipment	(86,447)	(33)	(10,317)	—	(96,797)
Proceeds from sale of subsidiary	4,966	(1,061)	—	—	3,905

Net cash provided by (used in) investing activities	(81,481)	472	(10,317)	—	(91,326)

Cash flows from financing activities:
Payment of principal related to the term loan	(359,898)	—	—	—	(359,898)
Payment of fees related to the term loan	(1,167)	—	—	—	(1,167)
Proceeds from term loan	198,950	—	—	—	198,950
Payment of principal related to capital leases	(1,761)	—	—	—	(1,761)
Common stock repurchases	(210,698)	—	—	—	(210,698)
Proceeds from issuance of common stock	97,152	—	—	—	97,152
Excess tax benefits or detriments from stock-based compensation	101	—	211	—	312

Net cash provided by (used in) financing activities	(277,321)	—	211	—	(277,110)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(578)	—	(578)

Net increase (decrease) in cash and cash equivalents	77,912	(5,379)	7,685	—	80,218
Cash and cash equivalents, beginning of period	23,455	6,907	303,622	—	333,984

Cash and cash equivalents, end of period	$101,367	$1,528	$311,307	$—	$414,202

The following is the consolidated statement of cash flows for the fiscal year ended October 30, 2010 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$71,094	$169,986	$57,433	$—	$298,513

Cash flows from investing activities:
Purchases of short-term investments	—	(53)	—	—	(53)
Purchases of non-marketable minority equity investments	(200)	—	—	—	(200)
Proceeds from maturities and sale of short-term investments	—	3,255	—	—	3,255
Proceeds from sale of property	30,185	—	—	—	30,185
Purchases of property and equipment	(196,193)	471	(5,899)	—	(201,621)

Net cash provided by (used in) investing activities	(166,208)	3,673	(5,899)	—	(168,434)

Cash flows from financing activities:
Payment of debt issuance costs related to the Senior Secured Notes	(3,666)	—	—	—	(3,666)
Payment of principal related to the revolving credit facility	(14,050)	—	—	—	(14,050)
Payment of principal related to the convertible subordinated debt	—	(172,500)	—	—	(172,500)
Payment of principal related to the term loan	(583,029)	—	—	—	(583,029)
Payment of principal related to capital leases	(1,173)	—	—	—	(1,173)
Common stock repurchases	(25,004)	—	—	—	(25,004)
Proceeds from Senior Secured Notes	587,968	—	—	—	587,968
Proceeds from issuance of common stock	81,593	—	—	—	81,593
Excess tax benefits or detriments from stock-based compensation	1,420	—	741	—	2,161

Net cash provided by (used in) financing activities	44,059	(172,500)	741	—	(127,700)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(2,588)	—	(2,588)

Net increase (decrease) in cash and cash equivalents	(51,055)	1,159	49,687	—	(209)
Cash and cash equivalents, beginning of period	74,510	5,748	253,935	—	334,193

Cash and cash equivalents, end of period	$23,455	$6,907	$303,622	$—	$333,984

The following is the consolidated statement of cash flows for the fiscal year ended October 31, 2009 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$126,497	$(465)	$(10,470)	$—	$115,562

Cash flows from investing activities:
Purchases of short-term investments	—	(138)	—	—	(138)
Proceeds from maturities and sale of short-term investments	101,083	149	54,754	—	155,986
Proceeds from maturities and sale of long-term investments	18,115	—	12,058	—	30,173
Purchases of property and equipment	(153,186)	(2,464)	(7,120)	—	(162,770)
Decrease in restricted cash	1,075,079	—	—	—	1,075,079
Net cash paid in connection with acquisitions	(1,297,482)	—	—	—	(1,297,482)

Net cash provided by (used in) investing activities	(256,391)	(2,453)	59,692	—	(199,152)

Cash flows from financing activities:
Payment of senior underwriting fees related to the term loan	(30,525)	—	—	—	(30,525)
Payment of principal related to the term loan	(166,022)	—	—	—	(166,022)
Proceeds from issuance of common stock	145,655	—	—	—	145,655
Proceeds from revolving credit facility	14,050	—	—	—	14,050
Excess tax benefits or detriments from stock-based compensation	(832)	—	—	—	(832)

Net cash used in financing activities	(37,674)	—	—	—	(37,674)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	1,573	—	1,573

Net increase (decrease) in cash and cash equivalents	(167,568)	(2,918)	50,795	—	(119,691)
Cash and cash equivalents, beginning of period	242,078	8,666	203,140	—	453,884

Cash and cash equivalents, end of period	$74,510	$5,748	$253,935	$—	$334,193

22. Subsequent Event

In December 2011, the Company received and accepted an offer from the Internal Revenue Service to settle its federal income tax audit for fiscal years 2004 through 2006. We estimate the settlement will provide a net discrete tax benefit between $6 million and $8 million in the first quarter of fiscal 2012 due to the release of certain reserves.

BROCADE COMMUNICATIONS SYSTEMS, INC.

QUARTERLY SUMMARY

(Unaudited)

	Three Months Ended
	January 29, 2011	April 30, 2011	July 30, 2011	October 29, 2011	January 30, 2010	May 1, 2010	July 31, 2010	October 30, 2010
	(In thousands, except per share and stock price amounts)
Quarterly Data:
Net revenues	$545,756	$548,364	$502,850	$550,472	$537,659	$500,613	$504,252	$548,629
Gross margin	$320,883	$328,609	$306,527	$327,515	$327,305	$295,120	$285,421	$323,274
Income from operations	$42,404	$46,197	$34,222	$54,697	$81,367	$41,343	$31,088	$54,033
Net income (loss)	$26,918	$26,079	$1,937	$(4,324)	$49,671	$22,095	$22,530	$22,227
Per share amounts:
Basic	$0.06	$0.06	$0.00	$(0.01)	$0.11	$0.05	$0.05	$0.05
Diluted	$0.05	$0.05	$0.00	$(0.01)	$0.10	$0.05	$0.05	$0.05
Shares used in computing per share amounts:
Basic	465,108	473,209	483,744	474,975	439,080	442,816	449,489	456,597
Diluted	491,166	501,511	509,548	474,975	484,262	479,166	481,863	485,672
Closing prices:
High	$6.41	$6.45	$7.11	$5.39	$9.25	$6.96	$6.66	$6.35
Low	$4.97	$5.64	$5.48	$3.22	$6.87	$5.36	$4.94	$4.70

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as part of continuous process improvements, the Company implemented certain enhancements to processes relating to marketing incentive accruals, in the fiscal year 2011. As a result of these improvements, the Company identified certain immaterial errors in its prior period financial statements as described in Note 1, “Basis of Presentation” of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of October 29, 2011, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our management’s assessment, we believe that, as of October 29, 2011, our internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of October 29, 2011 has been audited by KPMG LLP, Brocade’s independent registered public accounting firm, as stated in their report which is included on page 121 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Brocade Communications Systems, Inc.:

We have audited Brocade Communications Systems, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of October 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brocade Communications Systems, Inc. and subsidiaries as of October 29, 2011 and October 30, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended October 29, 2011. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. Our report dated December 19, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/     KPMG LLP

Santa Clara, California

December 19, 2011

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2012 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to the Company’s directors is incorporated by reference from the Proxy Statement under the sections entitled “Election of Directors” and “Board of Directors Meetings and Committees.” The information required by this Item with respect to the Company’s executive officers is incorporated by reference from the Proxy Statement under the section entitled “Executive Officers.” The information required by this Item with respect to disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act is incorporated by reference from the Proxy Statement under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.” The information regarding the Company’s corporate governance is incorporated by reference from the Proxy Statement.

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

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Board of Directors Meetings and Committees.” Information with respect to securities authorized for issuance under equity compensation plans is set forth in Note 12 (see “Employee Compensation Plans” of Note 12) of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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

The following financial statement schedule of Brocade Communications Systems, Inc. for the years ended October 29, 2011, October 30, 2010 and October 31, 2009 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Brocade Communications Systems, Inc.

Schedule II — Valuation and Qualifying Accounts	Page 134

All other schedules have been omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto under Item 8 in Part II of this Form 10-K.

3.	Exhibits:

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)

3.2	Certificates of Correction and Corrected Amended and Restated Certificate of Incorporation effective as of June 1, 2009 (incorporated by reference to Exhibit 3.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended May 2, 2009)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation effective as of April 13, 2010 (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on April 13, 2010)

3.4	Amended and Restated Bylaws of the Registrant effective as of April 13, 2010 (incorporated by reference to Exhibit 3.2 from Brocade’s Form 8-K filed on April 13, 2010)

3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

Exhibit Number	Description of Document

3.6	Certificate of Elimination of Series A Participating Preferred Stock of Brocade (incorporated by reference to Exhibit 3.1 from Brocade’s Form 8-K filed on February 16, 2007)

4.1	Form of Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

4.2	Indenture, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, governing the 2018 Notes (incorporated by reference to Exhibit 4.1 from Brocade’s Form 8-K filed on January 26, 2010)

4.3	Indenture, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, governing the 2020 Notes (incorporated by reference to Exhibit 4.2 from Brocade’s Form 8-K filed on January 26, 2010)

10.1	Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

10.2†	Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999 (incorporated by reference to Exhibit 10.24 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)

10.3	Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.25 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)

10.4†	Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.26 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)

10.5†	Amendment #3 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.27 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)

10.6†	Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.28 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001)

10.7	Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000 (incorporated by reference to Exhibit 10.1 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2001)

10.8†	Amendment No. 5 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)

10.9†	Amendment No. 6 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2002)

10.10†	Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.37 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2002)

10.11†	Amendment No. 8 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.36 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)

Exhibit Number	Description of Document

10.12†	OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.48 from Brocade’s Form 10-Q for the quarter ended January 25, 2003)

10.13†	Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPI Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.49 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.14	Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (incorporated by reference to Exhibit 10.50 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.15†	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003 (incorporated by reference to Exhibit 10.51 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.16†	Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.52 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.17	Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.53 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.18†	Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.54 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.19†	Amendment #15 dated March 26, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.71 from Brocade’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004)

10.20†	Amendment #18 dated October 5, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.77 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)

10.21†	Amendment #1 dated November 2, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.80 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)

10.22†	Amendment #2 dated October 27, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.81 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)

10.23*	Employment Letter for Michael Klayko (incorporated by reference to Exhibit 10.85 from Brocade’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004)

10.24†	Amendment #3 dated November 22, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.89 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 29, 2005)

10.25*	Amended and Restated Employee Stock Purchase Plan and related forms of agreements (incorporated by reference to Exhibit 10.7 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)

Exhibit Number	Description of Document

10.26*	Amended and Restated 1999 Nonstatutory Stock Option Plan and related forms of agreements (incorporated by reference to Exhibit 10.8 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 30, 2005)

10.27*	Employment Letter for Ian Whiting dated May 1, 2005 (incorporated by reference to Exhibit 10.92 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)

10.28†	Amendment #6 to Statement of Work No. 3 between International Business Machines Corporation and Brocade dated September 13, 2005 (incorporated by reference to Exhibit 10.94 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)

10.29†	Statement of Work No. 4 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.95 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)

10.30	Tolling Agreement dated as of January 1, 2006 between Gregory L. Reyes and Brocade, David House, William Krause, Nicholas Moore, William O’Brien, Christopher Paisley, Larry Sonsini, Seth Neiman, Neal Dempsey and Sanjay Vaswani (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 28, 2006)

10.31	Notice of partial termination of Tolling Agreement dated September 11, 2006 (incorporated by reference to Exhibit 10.80 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)

10.32†	Amendment #23 dated December 15, 2005 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 28, 2006)

10.33†	Amendment #4 dated January 20, 2006 to the OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)

10.34†	Amendment #4 dated March 30, 2006 to the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 29, 2006)

10.35†	Amendment #1 to Statement of Work No. 4 between International Business Machines Corporation and Brocade effective May 31, 2006 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 29, 2006)

10.36†	Amendment #26 dated September 19, 2006 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.103 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)

10.37†	Amendment #6 effective as of August 4, 2006 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.105 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)

10.38†	Amendment #7 dated August 4, 2006 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.106 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)

10.39†	Statement of Work #6 dated May 6, 2007 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 28, 2007)

Exhibit Number	Description of Document

10.40†	Amendment #5, dated April 20, 2007 to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.116 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)

10.41†	Amendment #8, dated September 6, 2007 to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.117 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)

10.42†	Statement of Work #7, dated October 1, 2007 to Goods Agreement between International Business Machines and Brocade (incorporated by reference to Exhibit 10.118 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)

10.43†	Amendment Number 1 dated November 1, 2007 to SOW #6 of the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 26, 2008)

10.44†	Ninth Amendment, dated November 5, 2007 to OEM Purchase Agreement dated December 16, 2002 between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 26, 2008)

10.45†	Tenth Amendment, dated December 21, 2007 to OEM Purchase Agreement dated December 16, 2002 between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 26, 2008)

10.46†	Amendment Number 31 dated December 30, 2007 to Statement of Work #1 to Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 26, 2008)

10.47†	Amendment Number 32 dated January 22, 2008 to Statement of Work #1 to Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.6 from Brocade’s quarterly report on Form 10-Q for the quarter ended January 26, 2008)

10.48*	1999 Director Plan as amended and restated April 10, 2008 and related forms of agreements, as amended (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 26, 2008)

10.49*	1999 Stock Plan as amended and restated November 27, 2006 and related forms of agreements, as amended (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended April 26, 2008)

10.50†	OEM Purchase Agreement dated May 20, 2008 between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 26, 2008)

10.51†	Amendment Number 11 dated April 28, 2008 to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 26, 2008)

10.52†	Amendment Number 2 to Statement of Work #6, dated May 12, 2008 to OEM Purchase Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarter ended July 26, 2008)

10.53	Commitment letter dated as of July 21, 2008 with Bank of America, N.A., Banc of America Bridge LLC and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 99.1 from Brocade’s Form 8-K filed on August 14, 2008)

Exhibit Number	Description of Document

10.54	Stock Purchase Plan and Agreement dated as of August 13, 2008 between Morgan Stanley & Co. Incorporated and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.120 from Brocade’s annual report on Form 10-K filed on December 15, 2008)

10.55†	Credit Agreement, dated as of October 7, 2008, among the lenders party thereto, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Morgan Stanley Senior Funding, Inc., as syndication agent, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, HSBC Bank USA National Association and Keybank National Association, as co-documentation agents and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on October 14, 2008)

10.56†	Amendment Number 34 dated June 23, 2008 to Statement of Work #1 to Goods Agreement between International Business Machines Corporation and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.122 from Brocade’s annual report on Form 10-K filed on December 15, 2008)

10.57†	Amendment Number 12 dated August 21, 2008 to Statement of Work #3 to Goods Agreement between International Business Machines Corporation and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.124 from Brocade’s annual report on Form 10-K filed on December 15, 2008)

10.58†	Amendment Number 1 dated July 10, 2008 to Statement of Work #7 to Goods Agreement between International Business Machines Corporation and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.125 from Brocade’s annual report on Form 10-K filed on December 15, 2008)

10.59†	Amendment Number 1 dated January 9, 2009 to OEM Purchase and License Agreement between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q filed on February 25, 2009)

10.60†	Amendment Number 36 dated November 1, 2008 to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q filed on February 25, 2009)

10.61†	Amendment Number 2 dated October 29, 2008 to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q filed on February 25, 2009)

10.62†	Amendment Number 13 dated December 16, 2008 to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q filed on February 25, 2009)

10.63†	Amendment Number 12 dated March 11, 2009, with an effective date of February 28, 2008, to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q filed on June 4, 2009)

10.64†	Amendment Number 13 dated March 14, 2009, with an effective date of March 6, 2009, to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q filed on June 4, 2009)

10.65†	Amendment Number 14 dated March 14, 2009, with an effective date as of October 24, 2008, to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q filed on June 4, 2009)

Exhibit Number	Description of Document

10.66†	Statement of Work #8, dated April 1, 2009, to Goods Agreement between International Business Machines and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q filed on June 4, 2009)

10.67*	2009 Stock Plan and related forms of agreements (incorporated by reference to Exhibit 10.1 from Brocade’s current report on Form 8-K filed on April 27, 2009)

10.68*	2009 Director Plan and related forms of agreements (incorporated by reference to Exhibit 10.6 from Brocade’s quarterly report on Form 10-Q filed on June 4, 2009)

10.69*	2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 from Brocade’s Form 10-Q filed on June 3, 2011)

10.70†	Amendment Number 15 dated May 11, 2009, with an effective date of February 1, 2009, to the Product Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q filed on August 31, 2009)

10.71†	Amendment Number 37 dated June 22, 2009, with an effective date of June 19, 2008 [sic], to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q filed on August 31, 2009)

10.72†	Amendment Number 14 dated June 10, 2009 to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q filed on August 31, 2009)

10.73†	Amendment Number 15 dated June 23, 2009 to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q filed on August 31, 2009)

10.74†	Amendment Number 3 dated June 8, 2009, with an effective date of June 5, 2009, to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q filed on August 31, 2009)

10.75	Amendment Number 5 dated August 3, 2009 to the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.148 from Brocade’s quarterly report on Form 10-K filed on December 14, 2009)

10.76†	Amendment Number 38 dated September 19, 2009 to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.149 from Brocade’s quarterly report on Form 10-K filed on December 14, 2009)

10.77†	Amendment Number 16 dated September 10, 2009, with an effective date of September 18, 2009, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.150 from Brocade’s quarterly report on Form 10-K filed on December 14, 2009)

10.78†	Amendment Number 17 dated October 30, 2009, with an effective date of October 28, 2009, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.151 from Brocade’s quarterly report on Form 10-K filed on December 14, 2009)

10.79	Amendment Number 4 dated September 22, 2009 to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.152 from Brocade’s quarterly report on Form 10-K filed on December 14, 2009)

10.80†	Amendment Number 5 dated September 15, 2009 to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.153 from Brocade’s quarterly report on Form 10-K filed on December 14, 2009)

Exhibit Number	Description of Document

10.81†	Amendment Number 1 dated October 3, 2009 to Statement of Work Number 8 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.154 from Brocade’s quarterly report on Form 10-K filed on December 14, 2009)

10.82†	Amendment Number 2 dated October 13, 2009 to Statement of Work Number 8 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.155 from Brocade’s quarterly report on Form 10-K filed on December 14, 2009)

10.83†	Amendment Number 3 dated October 1, 2009 to Statement of Work Number 8 of the Goods Agreement between International Business Machines and Brocade (incorporated by reference to Exhibit 10.156 from Brocade’s quarterly report on Form 10-K filed on December 14, 2009)

10.84*	Senior Leadership Plan (formerly Executive Leadership Plan), as amended as of December 2, 2010 (incorporated by reference to Exhibit 10.1 from Brocade’s Form 10-Q filed on March 3, 2010)

10.85*	Form of Restricted Stock Unit Agreement (Market Stock Units) under the 2009 Stock Plan (incorporated by reference to Exhibit 10.2 from Brocade’s current report on Form 8-K filed on December 9, 2009)

10.86†	Amendment Number 39 dated December 15, 2009, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s Form 10-Q filed on March 2, 2010)

10.87	Amendment and Waiver No. 1 dated January 8, 2010, to the Credit Agreement, dated as of October 7, 2008, by and among Brocade, the lenders party thereto, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Morgan Stanley Senior Funding, Inc., as syndication agent, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, and HSBC Bank USA National Association and Keybank National Association, as co-documentation agents (incorporated by reference to Exhibit 10.4 from Brocade’s Form 10-Q filed on March 2, 2010)

10.88	Purchase Agreement, dated January 13, 2010, between Brocade and J.P. Morgan Inc., as representative of the several Initial Purchasers listed in Schedule 1 thereto (incorporated by reference to Exhibit 10.5 from Brocade’s Form 10-Q filed on March 2, 2010)

10.89	Security Agreement, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on January 26, 2010)

10.90	Security Agreement, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.2 from Brocade’s Form 8-K filed on January 26, 2010)

10.91	Registration Rights Agreement, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors listed on the signature pages thereto and the purchasers named therein (incorporated by reference to Exhibit 10.3 from Brocade’s Form 8-K filed on January 26, 2010)

10.92	Registration Rights Agreement, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors listed on the signature pages thereto and the purchasers named therein (incorporated by reference to Exhibit 10.4 from Brocade’s Form 8-K filed on January 26, 2010)

10.93	Real Estate Sale Agreement effective as of January 25, 2010 by and between Brocade Communications Systems Skyport LLC, a wholly-owned subsidiary of Brocade, and CA-Skyport III Limited Partnership (incorporated by reference to Exhibit 10.10 from Brocade’s Form 10-Q filed on March 2, 2010)

Exhibit Number	Description of Document

10.94	Lease Agreement dated as of January 28, 2010 by and between Brocade and CA-Skyport III Limited Partnership (incorporated by reference to Exhibit 10.11 from Brocade’s Form 10-Q filed on March 2, 2010)

10.95†	Amendment Number 2 dated February 2, 2010 to OEM Purchase and License Agreement between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.12 from Brocade’s Form 10-Q filed on March 2, 2010)

10.96†	Amendment Number 3 dated April 13, 2010 to OEM Purchase and License Agreement between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s Form 10-Q filed on June 2, 2010)

10.97†	Amendment Number 16 dated March 24, 2010, with an effective date as of June 8, 2009, to the Product Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s Form 10-Q filed on June 2, 2010)

10.98†	Amendment Number 40 dated April 13, 2010 to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s Form 10-Q filed on June 2, 2010)

10.99†	Amendment Number 3 dated April 19, 2010, with an effective date of January 1, 2010, to Statement of Work Number 6 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s Form 10-Q filed on June 2, 2010)

10.100†	Amendment Number 6 dated April 13, 2010 to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.6 from Brocade’s Form 10-Q filed on June 2, 2010)

10.101†	Amendment Number 17 dated May 21, 2010 to the Product Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s Form 10-Q filed on September 2, 2010)

10.102†	Amendment Number 4 dated May 18, 2010 to Statement of Work Number 8 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s Form 10-Q filed on September 2, 2010)

10.103†	Amendment Number 5 dated May 18, 2010, with an effective date of May 14, 2010, to Statement of Work Number 8 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s Form 10-Q filed on September 2, 2010)

10.104†	Amendment Number 19 dated August 4, 2010 to the Product Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.131 from Brocade’s Form 10-K filed on December 17, 2010)

10.105	Amendment Number 6 dated October 22, 2009, with an effective date of October 29, 2010, to the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.132 from Brocade’s Form 10-K filed on December 17, 2010)

10.106†	Amendment Number 41 dated September 21, 2010 to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.133 from Brocade’s Form 10-K filed on December 17, 2010)

10.107†	Amendment Number 18 dated September 9, 2010 to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.133 from Brocade’s Form 10-K filed on December 17, 2010)

10.108	Special Ethernet Bonus Program, as approved on December 2, 2010 (incorporated by reference to Exhibit 10.2 from Brocade’s Form 10-Q filed on March 3, 2011)

Exhibit Number	Description of Document

10.109	Statement of Work #9, dated April 8, 2011, to Goods Agreement between International Business Machines and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s Form 10-Q filed on June 3, 2011)

10.110	French Sub-Plan under the 2009 Stock Plan and related forms of agreements (incorporated by reference to Exhibit 10.3 from Brocade’s Form 10-Q filed on June 3, 2011)

10.111	Amendment No. 2, dated as of June 10, 2011, by and among Brocade Communications Systems, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, to the Credit Agreement, dated as of October 7, 2008 (as amended), by and among Brocade Communications Systems, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on June 10, 2011)

10.112†	Amendment Number 42 dated June 30, 2011 to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s Form 10-Q filed on September 2, 2011)

10.113†	Amendment Number 7 dated July 20, 2011 to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s Form 10-Q filed on September 2, 2011)

10.114**/††	Amendment Number 43 dated September 23, 2011 to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade

10.115**	Amendment Number 19 dated October 12, 2011, with an effective date of October 24, 2011, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade

10.116*/**	Senior Leadership Plan, as amended as of October 25, 2011

10.117*/**	Rev It Up Plan, as of October 25, 2011

10.118*/**	Sales Leader Plan, as of October 28, 2011

10.119*/**	Amended and Restated Change of Control Retention Agreement between Brocade and Michael Klayko effective as of December 22, 2008

10.120*/**	Form of Amended and Restated Change of Control Retention Agreement between Brocade and each of Tyler Wall and Ian Whiting effective as of December 22, 2008

10.121*/**	Form of Change of Control Retention Agreement between Brocade and newly designated executive officers, including Daniel Fairfax effective as of February 23, 2009

12.1**	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Independent Registered Public Accounting Firm

24.1**	Power of attorney (see signatures page)

31.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

Exhibit Number	Description of Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
**	Filed herewith.
***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.
††	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

(b) Exhibits

See Exhibit Index included in Item 15(a) of this Form 10-K.

(c) Financial Statement Schedules

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended October 29, 2011, October 30, 2010 and October 31, 2009

	Balance at Beginning of Period	Additions Charged to Revenues	Deductions*	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
2011	$1,838	$1,357	$(1,807)	$1,388
2010	$3,954	$—	$(2,116)	$1,838
2009	$675	$4,246	$(967)	$3,954
Sales allowances:
2011	$4,883	$9,048	$(8,920)	$5,011
2010	$8,619	$11,811	$(15,547)	$4,883
2009	$4,369	$17,183	$(12,933)	$8,619

*	Deductions related to the allowance for doubtful accounts and sales allowances represent amounts written off against the allowance and recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brocade Communications Systems, Inc.

December 15, 2011	By:	/S/ MICHAEL KLAYKO
Michael Klayko
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Klayko and Daniel W. Fairfax, and each of them, his and her true and lawful attorneys-in-fact, each with full power of substitution, for him and her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL KLAYKO Michael Klayko	Director and Chief Executive Officer (Principal Executive Officer)	December 15, 2011

/S/ DANIEL W. FAIRFAX Daniel W. Fairfax	Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)	December 16, 2011

/S/ DAVID L. HOUSE David L. House	Chairman of the Board of Directors	December 16, 2011

/S/ JUDY BRUNER Judy Bruner	Director	December 14, 2011

/S/ RENATO DIPENTIMA Renato DiPentima	Director	December 14, 2011

/S/ ALAN EARHART Alan Earhart	Director	December 15, 2011

/S/ JOHN GERDELMAN John Gerdelman	Director	December 19, 2011

/S/ GLENN JONES Glenn Jones	Director	December 14, 2011

/S/ L. WILLIAM KRAUSE L. William Krause	Director	December 14, 2011

/S/ SANJAY VASWANI Sanjay Vaswani	Director	December 14, 2011