Form 10-Q
period 2012-01-28
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2012-03-02
CIK 1009626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 28, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to

Commission file number: 000-25601

Brocade Communications Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0409517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 Holger Way

San Jose, CA 95134

(408) 333-8000

(Address, including zip code, of principal

executive offices and registrant’s telephone

number, including area code)

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

The number of shares outstanding of the registrant’s common stock as of February 24, 2012 was 459,267,665 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED JANUARY 28, 2012

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	January 28, 2012	January 29, 2011
	(In thousands, except per share amounts)
Net revenues
Product	$476,302	$457,029
Service	84,340	88,727

Total net revenues	560,642	545,756

Cost of revenues
Product	175,407	177,616
Service	40,466	47,257

Total cost of revenues	215,873	224,873

Gross margin	344,769	320,883
Operating expenses:
Research and development	89,319	91,408
Sales and marketing	152,688	152,667
General and administrative	18,350	18,090
Legal fees associated with indemnification obligations and other related costs, net	—	124
Amortization of intangible assets	14,993	16,190

Total operating expenses	275,350	278,479

Income from operations	69,419	42,404
Interest expense	(13,046)	(21,546)
Interest and other income (loss), net	(996)	343

Income before income tax benefit	55,377	21,201
Income tax benefit	(3,207)	(5,717)

Net income	$58,584	$26,918

Net income per share — basic	$0.13	$0.06

Net income per share — diluted	$0.12	$0.05

Shares used in per share calculation — basic	452,494	465,108

Shares used in per share calculation — diluted	468,738	491,166

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 28, 2012	October 29, 2011
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$484,239	$414,202
Short-term investments	785	774

Total cash, cash equivalents and short-term investments	485,024	414,976
Accounts receivable, net of allowances for doubtful accounts of $1,449 and $1,388 at January 28, 2012 and October 29, 2011, respectively	219,363	249,141
Inventories	80,999	74,172
Deferred tax assets	59,762	53,604
Prepaid expenses and other current assets	49,920	52,308

Total current assets	895,068	844,201
Property and equipment, net	528,102	532,384
Goodwill	1,628,544	1,630,967
Intangible assets, net	185,614	214,697
Non-current deferred tax assets	197,901	210,028
Other assets	43,511	42,031

Total assets	$3,478,740	$3,474,308

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$99,184	$109,471
Accrued employee compensation	107,141	118,298
Deferred revenue	207,091	201,421
Current liabilities associated with facilities lease losses	885	1,456
Current portion of long-term debt	27,341	40,539
Other accrued liabilities	90,865	94,802

Total current liabilities	532,507	565,987
Long-term debt, net of current portion	692,191	748,904
Non-current liabilities associated with facilities lease losses	2,312	2,496
Non-current deferred revenue	71,364	69,024
Non-current income tax liability	49,094	63,593
Other non-current liabilities	9,904	10,166

Total liabilities	1,357,372	1,460,170

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 457,201 and 448,022 shares at January 28, 2012 and October 29, 2011, respectively	457	448
Additional paid-in capital	2,037,872	1,984,830
Accumulated other comprehensive loss	(16,401)	(11,996)
Retained earnings	99,440	40,856

Total stockholders’ equity	2,121,368	2,014,138

Total liabilities and stockholders’ equity	$3,478,740	$3,474,308

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	January 28, 2012	January 29, 2011
	(In thousands)
Cash flows from operating activities:
Net income	$58,584	$26,918
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits from stock-based compensation	(1,147)	—
Depreciation and amortization	50,105	52,522
Loss on disposal of property and equipment	256	176
Amortization of debt issuance costs and original issue discount	1,234	4,729
Net gains on investments	(12)	(16)
Provision for doubtful accounts receivable and sales allowances	2,700	2,428
Non-cash compensation expense	21,819	19,906
Changes in assets and liabilities:
Accounts receivable	27,078	50,073
Inventories	(6,826)	(10,319)
Prepaid expenses and other assets	1,611	(3,018)
Deferred tax assets	22	(6)
Accounts payable	(9,556)	(18,582)
Accrued employee compensation	(13,013)	(9,416)
Deferred revenue	8,010	14,617
Other accrued liabilities	(13,059)	(10,076)
Liabilities associated with facilities lease losses	(755)	(1,700)

Net cash provided by operating activities	127,051	118,236

Cash flows from investing activities:
Purchases of short-term investments	—	(25)
Proceeds from maturities and sale of short-term investments	—	19
Proceeds from sale of subsidiary	(215)	—
Purchases of property and equipment	(17,556)	(23,395)

Net cash used in investing activities	(17,771)	(23,401)

Cash flows from financing activities:
Payment of principal related to the term loan	(70,000)	(39,748)
Payment of principal related to capital leases	(456)	(431)
Proceeds from issuance of common stock	31,941	25,477
Excess tax benefits from stock-based compensation	1,147	—

Net cash used in financing activities	(37,368)	(14,702)

Effect of exchange rate fluctuations on cash and cash equivalents	(1,875)	66

Net increase in cash and cash equivalents	70,037	80,199
Cash and cash equivalents, beginning of period	414,202	333,984

Cash and cash equivalents, end of period	$484,239	$414,183

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Brocade Communications Systems, Inc. (“Brocade” or the “Company”) has prepared the accompanying Condensed Consolidated Financial Statements as of January 28, 2012 and for the three months ended January 28, 2012 and January 29, 2011, without audit, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The October 29, 2011 Condensed Consolidated Balance Sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2011.

In the opinion of management, all adjustments (which include only normal recurring adjustments, except as otherwise indicated) necessary to present a fair statement of financial position as of January 28, 2012, results of operations for the three months ended January 28, 2012 and January 29, 2011, and cash flows for the three months ended January 28, 2012 and January 29, 2011, have been made. The results of operations for the three months ended January 28, 2012 are not necessarily indicative of the operating results for the full fiscal year or any future period.

The Company’s fiscal year is 52 or 53 weeks ending on the last Saturday in October. Fiscal year 2012 is a 52-week fiscal year, and the first quarter of 2012 was a 13-week quarter. Fiscal year 2011 was a 52-week year, and fiscal quarter of 2011 was a 13-week quarter.

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

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies for the three months ended January 28, 2012 as compared to the significant accounting policies disclosed in Brocade’s Annual Report on Form 10-K for the fiscal year ended October 29, 2011.

Recent Accounting Pronouncements

There have been no accounting pronouncements issued during the three months ended January 28, 2012 that are expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosure requirements.

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

A majority of the Company’s accounts receivable balance is derived from sales to original equipment manufacturer (“OEM”) partners in the computer storage and server industry. As of January 28, 2012, two customers accounted for 15% and 11%, respectively, of total accounts receivable, for a combined total of 26% of total accounts receivable. As of October 29, 2011, two customers accounted for 16% and 14%, respectively, of total accounts receivable, for a combined total of 30% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances, and other allowances.

For the three months ended January 28, 2012, three customers accounted for 20%, 15% and 13%, respectively, of the Company’s total net revenues for a combined total of 48% of total net revenues. For the three months ended January 29, 2011, three customers accounted for 18%, 17% and 12%, respectively, of the Company’s total net revenues for a combined total of 47% of total net revenues.

The Company currently relies on single and limited sources for multiple key components used in the manufacture of its products. Additionally, the Company relies on multiple contract manufacturers (“CMs”) for the production of its products. Although the Company uses standard parts and components for its products where possible, the Company’s CMs currently purchase, on the Company’s behalf, several key components used in the manufacture of products from single or limited supplier sources.

3. Goodwill and Intangible Assets

The following table summarizes goodwill activity by reportable segment for the three months ended January 28, 2012 (in thousands):

	Data Storage Products	Ethernet Products	Global Services	Total
Balance at October 29, 2011
Goodwill	$176,968	$1,344,415	$155,416	$1,676,799
Accumulated impairment losses	—	(45,832)	—	(45,832)

	176,968	1,298,583	155,416	1,630,967
Tax and other adjustments during the three months ended January 28, 2012 (1)	(2)	(2,421)	—	(2,423)

Balance at January 28, 2012
Goodwill	176,966	1,341,994	155,416	1,674,376
Accumulated impairment losses	—	(45,832)	—	(45,832)

	$176,966	$1,296,162	$155,416	$1,628,544

(1)	The goodwill adjustments during the three months ended January 28, 2012 were primarily a result of tax benefits from the exercise of stock awards of acquired companies.

The Company conducts its goodwill impairment test annually, as of the first day of the second fiscal quarter, or whenever events or changes in facts and circumstances indicate that the fair value of the reporting unit may be less than its carrying amount. Based on goodwill impairment analysis results during the second fiscal quarter of 2011, the Company determined that no impairment needed to be recorded. During the three months ended January 28, 2012, there were no facts and circumstances that indicated that the fair value of the reporting units may be less than their current carrying amount.

Intangible assets other than goodwill are amortized on a straight-line basis over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The following tables present details of the Company’s intangible assets (in thousands, except for weighted-average remaining useful life):

January 28, 2012	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$10,441	$10,426	$15	0.92
Core/developed technology	337,858	259,945	77,913	1.71
Customer relationships	352,581	244,895	107,686	1.76

Total intangible assets	$700,880	$515,266	$185,614	1.74

October 29, 2011	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$10,441	$10,422	$19	1.17
Core/developed technology	337,858	245,855	92,003	2.04
Customer relationships	352,581	229,906	122,675	2.12

Total intangible assets	$700,880	$486,183	$214,697	2.08

The following table presents the amortization of intangible assets included on the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	January 28, 2012	January 29, 2011
Cost of revenues	$14,090	$14,467
Operating expenses	14,993	16,190

Total	$29,083	$30,657

The following table presents the estimated future amortization of intangible assets as of January 28, 2012 (in thousands):

Fiscal Year	Estimated Future Amortization
2012 (remaining nine months)	$76,349
2013	93,109
2014	16,156

Total	$185,614

4. Balance Sheet Details

The following table provides details of selected balance sheet items (in thousands):

	January 28, 2012	October 29, 2011
Inventories:
Raw materials	$26,584	$25,535
Finished goods	54,415	48,637

Total	$80,999	$74,172

Property and equipment, net:
Computer equipment and software	$54,417	$55,175
Engineering and other equipment	369,062	357,827
Furniture and fixtures (1)	29,582	29,195
Leasehold improvements	25,044	23,793
Land and building (2)	384,666	384,666

Subtotal	862,771	850,656
Less: Accumulated depreciation and amortization (3)	(334,669)	(318,272)

Total	$528,102	$532,384

(1)	Furniture and fixtures include the following amounts under leases as of January 28, 2012 and October 29, 2011 (in thousands):

	January 28, 2012	October 29, 2011
Cost	$10,613	$10,613
Accumulated depreciation	(2,510)	(2,131)

Total	$8,103	$8,482

(2)	In connection with the purchase of the property located in San Jose, California, the Company obtained a four-year option to purchase a fourth unimproved approximate four acre parcel for a fixed price of approximately $26.0 million as well as a right of first offer to purchase this parcel. The option needed to be exercised no less than six months before the option expiration date on May 22, 2012. The Company elected to not exercise the option and it terminated in November 2011. The Company still has the right of first offer to acquire the parcel.

(3)	The following table presents the depreciation and amortization of property and equipment included on the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	January 28, 2012	January 29, 2011
Depreciation expense	$21,022	$21,865

5. Fair Value Measurements

The Company applies fair value measurements for both financial and nonfinancial assets and liabilities. The Company has no nonfinancial assets and liabilities that are required to be measured at fair value on a recurring basis as of January 28, 2012.

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

Assets and liabilities measured and recorded at fair value on a recurring basis as of January 28, 2012 were as follows (in thousands):

	Balance as of January 28, 2012	Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$208,960	$208,960	$—	$—
Corporate bonds	785	—	785	—
Derivative assets	474	—	474	—

Total assets measured at fair value	$210,219	$208,960	$1,259	$—

Liabilities:
Derivative liabilities	$4,587	$—	$4,587	$—

Total liabilities measured at fair value	$4,587	$—	$4,587	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Assets and liabilities measured and recorded at fair value on a recurring basis as of October 29, 2011 were as follows (in thousands):

	Balance as of October 29, 2011	Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$138,959	$138,959	$—	$—
Corporate bonds	774	—	774	—
Derivative assets	1,368	—	1,368	—

Total assets measured at fair value	$141,101	$138,959	$2,142	$—

Liabilities:
Derivative liabilities	$1,790	$—	$1,790	$—

Total liabilities measured at fair value	$1,790	$—	$1,790	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

During the three months ended January 28, 2012, the Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.

6. Liabilities Associated with Facilities Lease Losses

The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary. The following table summarizes the activity related to the facilities lease loss reserve, net of expected sublease income (in thousands):

Lease Loss Reserve
Reserve balance at October 29, 2011	$3,952
Cash payments on facilities leases	(755)

Reserve balance at January 28, 2012	$3,197

Cash payments for facilities leases related to the above noted facilities lease losses are expected to be paid over the respective lease terms through fiscal year 2017.

7. Borrowings

The following table provides details of the Company’s long-term debt (in thousands):

	Maturity			January 28, 2012		October 29, 2011
		Stated Annual Interest Rate		Amount	Effective Interest Rate	Amount	Effective Interest Rate
Senior Secured Notes:
2018 Notes	2018		6.625%	$ 300,000	7.05%	$300,000	7.05%
2020 Notes	2020		6.875%	300,000	7.26%	300,000	7.26%
Senior Secured Credit Facility:
Term loan	2014	LIBOR+	2.375%	120,000	5.42%	190,000	4.41%
Capital lease obligations	2015		5.80%	6,325	5.80%	6,782	5.80%

Total long-term debt				726,325		796,782
Less:
Unamortized discount				6,793		7,339
Current portion of long-term debt				27,341		40,539

Total long-term debt, net of current portion				$692,191		$748,904

Senior Secured Notes

In January 2010, the Company issued $300 million in aggregate principal amount of senior secured notes due 2018 (the “2018 Notes”) and $300 million in aggregate principal amount of senior secured notes due 2020 (the “2020 Notes” and together with the 2018 Notes, the “Senior Secured Notes”). The senior secured notes bear interest payable semi-annually. No payments were made towards the principal of the senior secured notes during the three months ended January 28, 2012.

As of January 28, 2012 and October 29, 2011, the fair value of the Company’s senior secured notes was approximately $645 million and $626 million, respectively, estimated based on broker trading prices.

On or after January 2013, the Company may redeem all or a part of the 2018 Notes at the redemption prices set forth in the Indenture governing the 2018 Notes (the 2018 Indenture), plus accrued and unpaid interest and special interest, if any, to the applicable redemption date. In addition, at any time prior to January 2013, the Company may, on one or more than one occasion, redeem some or all of the 2018 Notes at any time at a redemption price equal to 100% of the principal amount of the 2018 Notes redeemed, plus a “make-whole” premium as of, and accrued and unpaid interest and special interest, if any, to the applicable redemption date. On or after January 2015, the Company may redeem all or a part of the 2020 Notes at the redemption prices set forth in the Indenture governing the 2020 Notes (the 2020 Indenture), plus accrued and unpaid interest and special interest, if any, to the applicable redemption date. In addition, at any time prior to January 2015, the Company may, on one or more than one occasion, redeem some or all of the 2020 Notes at any time at a redemption price equal to 100% of the principal amount of the 2020 Notes redeemed, plus a “make-whole” premium as of, and accrued and unpaid interest and special interest, if any, to the applicable redemption date. At any time prior to January 2013, the Company may also redeem up to 35% of the aggregate principal amount of the 2018 Notes and 2020 Notes, using the proceeds of certain qualified equity offerings, at the redemption prices set forth in the 2018 Indenture and the 2020 Indenture, respectively.

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

Senior Secured Credit Facility

In October 2008, the Company entered into a credit facility agreement for (i) a five-year $1,100 million term loan facility and (ii) a five-year $125 million revolving credit facility, which includes a $25 million swing line loan sub-facility and a $25 million letter of credit sub-facility. The credit facility agreement was subsequently amended in January 2010 and June 2011.

The Company may draw additional proceeds from the revolving credit facility in the future for ongoing working capital and other general corporate purposes. The term loan facility and revolving credit facility are referred to together as the “Senior Secured Credit Facility.” There were no principal amounts outstanding under the revolving credit facility as of January 28, 2012 and October 29, 2011.

During the three months ended January 28, 2012, the Company paid $70 million towards the principal of the term loan, $62 million of which were voluntary prepayments.

The Company believes that the carrying value of its Senior Secured Credit Facility approximates its fair value as the interest rate is based on a floating market rate.

Debt Maturities

Estimated Future Amortization
Fiscal Year
2012 (remaining nine months)	$21,410
2013	28,644
2014	75,428
2015	843
2016	—
Thereafter	600,000

Total	$726,325

8. Commitments and Contingencies

Product Warranties

The Company’s accrued liability for estimated future warranty costs is included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the three months ended January 28, 2012 and January 29, 2011 (in thousands):

	Accrued Warranty
	Three Months Ended
	January 28, 2012	January 29, 2011
Beginning balance	$11,298	$5,980
Liabilities accrued for warranties issued during the period	1,777	2,145
Warranty claims paid and used during the period	(229)	(314)
Changes in liability for pre-existing warranties during the period	(479)	(548)

Ending balance	$12,367	$7,263

In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product, alone or potentially in combination with others, infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of January 28, 2012, there have been no known material events or circumstances that have resulted in a customer contract-related indemnification liability to the Company.

Manufacturing and Purchase Commitments

Brocade has manufacturing arrangements with CMs under which Brocade provides twelve-month product forecasts and places purchase orders in advance of the scheduled delivery of products to Brocade’s customers. The required lead time for placing orders with the CMs depends on the specific product. Brocade issues purchase orders and the CMs then generate invoices based on prices and payment terms mutually agreed upon and set forth in those purchase orders. Although the purchase orders Brocade places with its CMs are cancellable, the terms of the agreements require Brocade to purchase all inventory components not returnable, usable by, or sold to other customers of the CMs.

As of January 28, 2012, the Company’s aggregate commitment to the CMs for inventory components used in the manufacture of Brocade products was $237.5 million, which the Company expects to utilize during future normal ongoing operations, net of a purchase commitments reserve of $5.4 million. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal ongoing operations within the next twelve months.

Income Taxes

The Company has several ongoing income tax audits. For additional discussions, see Note 11, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements. The Company believes it has adequate reserves for all open tax years.

Legal Proceedings

Initial Public Offering Litigation

On July 20, 2001, the first of a number of putative class actions for violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Brocade, certain of its officers and directors, and certain of the underwriters for Brocade’s initial public offering (“IPO”) of securities. A consolidated amended class action captioned, In re Brocade Communications Systems, Inc. Initial Public Offering Securities Litigation, No. 01 Civ. 6613, was filed on April 19, 2002. The complaint generally alleged that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in Brocade’s initial public offering and seeks unspecified damages for claims under the Exchange Act on behalf of a purported class of purchasers of common stock from May 24, 1999 to December 6, 2000. The lawsuit against Brocade was coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS), including actions against McDATA Corporation (“McDATA”), Inrange Technologies Corporation (“Inrange”) (which was first acquired by Computer Network Technology Corporation (“CNT”) and subsequently acquired by McDATA as part of the CNT acquisition), and Foundry Networks LLC (formerly Foundry Networks, Inc.) (“Foundry,” and collectively, the “Brocade Entities”), and certain of each entity’s respective officers and directors, and initial public offering underwriters.

These actions have been resolved by a global settlement of the coordinated litigation in January 2012, under which the insurers pay the full amount of settlement share allocated to the Brocade Entities, and the Brocade Entities bear no financial liability.

Intellectual Property Litigation

On June 21, 2005, Enterasys Networks, Inc. (“Enterasys”) filed a lawsuit against Foundry (and Extreme Networks, Inc.) in the United States District Court for the District of Massachusetts alleging that certain of Foundry’s products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. Enterasys subsequently added Brocade as a defendant. On August 28, 2007, the Court granted Foundry’s motion to stay the case based on petitions that Foundry had filed with the United States Patent and Trademark Office (“USPTO”) in 2007 for reexamination of five of the six Enterasys patents. Two of the patents received final rejections during their respective reexaminations, in which the USPTO held that the claims were invalid. Enterasys filed appeals of those rejections with the USPTO’s Board of Patent Appeals and Interferences in 2009. The Board partially affirmed and partially reversed one of those rejections on January 24, 2011, and Enterasys did not appeal further, which ended the proceedings on those two patents. The USPTO has issued reexamination certificates for the remaining three patents undergoing reexamination indicating that the patents were valid over the submitted references. Meanwhile, on May 21, 2010, the Court lifted the stay of the litigation, and Enterasys subsequently dropped from the litigation the two patents it appealed at the USPTO. Accordingly, four patents remain at issue in the litigation. No trial date has been set.

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

On August 4, 2010, Brocade and Foundry (“Plaintiffs”) filed a lawsuit against A10 Networks, Inc. (“A10”), A10’s founder and other individuals in the United States District Court for the Northern District of California. On October 29, 2010, Plaintiffs filed an amended complaint. In the amended complaint, Brocade alleged that A10 and the individual defendants have misappropriated Plaintiff’s trade secrets, infringed copyrighted works, interfered with existing contracts between the Plaintiffs and their employees, breached contracts, breached their fiduciary duties and duties of loyalty, and that certain of A10’s products infringe 13 of Brocade’s patents. Brocade is seeking injunctive relief, as well as monetary damages. On May 16, 2011, A10 filed an answer and counterclaim alleging that certain of Brocade’s products infringe a patent recently acquired by A10 and seeking injunctive relief, as well as unspecified damages. On January 6, 2012 the Court granted Brocade’s summary judgment motion of non-infringement of the A10 patent. Trial is scheduled for July 16, 2012.

On September 9, 2011, A10 filed a lawsuit against Brocade in the United States District Court for the Northern District of California. A10 alleges that certain of Brocade’s products infringe two additional patents acquired by A10. After Brocade moved to dismiss the complaint, A10 dismissed one of its patents-in-suit. Brocade has filed a new motion to dismiss the sole remaining A10 patent. Trial is scheduled for May 2013.

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

On a quarterly basis, the Company reviews relevant information with respect to litigation contingencies and updates its accruals, disclosures and, when possible, estimates of reasonably possible losses or ranges of loss based on such reviews. However, litigation is inherently unpredictable, and outcomes are typically uncertain, and the Company’s past experience does not provide any additional visibility or predictability to estimate the range of loss that may occur because the costs, outcome and status of these types of claims and proceedings have varied significantly in the past. The Company is not currently able to reasonably estimate the possible loss or range of loss from the above legal proceedings and, accordingly, the Company is unable to estimate the effects of the above on its financial condition, results of operations or cash flows.

The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

9. Derivative Instruments and Hedging Activities

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

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue, expense and capital purchasing activities is transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to its operations for the three months ended January 28, 2012 were the Chinese yuan, the euro, the Japanese yen, the Indian rupee, the British pound, the Singapore dollar and the Swiss franc. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. The Company has established a foreign currency risk management program to protect against fluctuations in the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not always entirely eliminate, the impact of foreign currency exchange rate movements. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. Net gains (losses) relating to the effective portion of foreign currency derivatives recorded in the condensed consolidated statements of income are as follows (in thousands):

	Three Months Ended
	January 28, 2012	January 29, 2011
Cost of revenues	$(195)	$100
Research and development	(165)	—
Sales and marketing	(1,063)	569
General and administrative	(75)	—

Total	$(1,498)	$669

The net foreign currency exchange gains and losses recorded as part of “Interest and other income (loss), net” were losses of $1.2 million for the three months ended January 28, 2012 and gains of $0.2 million for the three months ended January 29, 2011.

Gross unrealized loss positions are recorded within “Other accrued liabilities,” and gross unrealized gain positions are recorded within “Prepaid expenses and other current assets.” As of January 28, 2012, the Company had gross unrealized loss positions of $4.6 million and gross unrealized gain positions of $0.5 million included in “Other accrued liabilities” and “Prepaid expenses and other current assets,” respectively. Effective cash flow hedges are reported as a component of accumulated other comprehensive loss. Cash flow hedges ineffectiveness, which is included in the Company’s net income as part of “Interest and other income (loss), net,” was not significant.

Volume of Derivative Activity

Total gross notional amounts, presented by currency, are as follows (in thousands):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In United States Dollars	As of January 28, 2012	As of October 29, 2011	As of January 28, 2012	As of October 29, 2011
Euro	$42,106	$57,935	$—	$—
British pound	21,127	25,282	—	—
Japanese yen	12,948	17,957	—	—
Singapore dollar	13,756	16,136	—	—
Swiss franc	10,388	13,060	6,657	5,012

Total	$100,325	$130,370	$6,657	$5,012

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

10. Stock-Based Compensation

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended
	January 28, 2012	January 29, 2011
Cost of revenues	$4,375	$2,860
Research and development	5,028	4,283
Sales and marketing	9,776	8,792
General and administrative	2,640	3,971

Total stock-based compensation	$21,819	$19,906

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended
	January 28, 2012	January 29, 2011
Stock options, including variable options	$275	$1,095
Restricted stock awards and restricted stock units (“RSUs”)	17,071	11,873
Employee stock purchase plan (“ESPP”)	4,473	6,938

Total stock-based compensation	$21,819	$19,906

The following table presents unrecognized compensation expense, net of estimated forfeitures, of the Company’s equity compensation plans as of January 28, 2012, which is expected to be recognized over the following weighted-average periods, (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$1,406	0.80
RSUs	$87,300	1.86
ESPP	$9,201	0.88

The following table presents details on grants made by the Company for the following periods:

	Three Months Ended		Three Months Ended
	January 28, 2012		January 29, 2011
	Granted (in thousands)	Weighted- Average Grant Date Fair Value	Granted (in thousands)	Weighted-Average Grant Date Fair Value
Stock options	—	$—	75	$2.21
RSUs	812	$5.55	3,324	$5.22

The total intrinsic value of stock options exercised for the three months ended January 28, 2012 and January 29, 2011 was $8.8 million and $9.5 million, respectively.

11. Income Taxes

For the three months ended January 28, 2012, the Company recorded an income tax benefit of $3.2 million primarily due to a discrete benefit from net reserve releases of settling the Internal Revenue Service (“IRS”) audit for fiscal years 2004 through 2006, settling Foundry’s 2006 and 2007 California franchise tax audit, and releases from expiring statutes of limitations, offset by a decrease to the federal research and development tax credit which expired on December 31, 2011.

For the three months ended January 29, 2011, the Company recorded an income tax benefit of $5.7 million primarily due to a discrete benefit from the retroactive reinstatement of the federal research and development tax credit for calendar year 2011, as a result of the Tax Relief Act enacted on December 17, 2010.

The total amount of unrecognized tax benefits of $114.4 million as of January 28, 2012 would affect the Company’s effective tax rate, if recognized. Although the timing of the closure of audits is highly uncertain, it is reasonably possible that the balance of unrecognized tax benefits could significantly change during fiscal year 2012.

The IRS and other tax authorities regularly examine the Company’s income tax returns. The IRS has commenced its audit for fiscal years 2009 and 2010. In addition, the Company is under negotiations with the Appeals division of the IRS on transfer pricing issues for fiscal years 2007 and 2008, and in discussion with foreign tax authorities to obtain correlative relief on transfer pricing adjustments settled with the IRS. We believe that our reserves for unrecognized tax benefits are adequate for all open tax years. The timing of the resolution of income tax examinations, as well as the amounts and timing of related settlements, is highly uncertain. The Company believes that before the end of fiscal year 2012, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. As such, after we reach settlement with the tax authorities, we expect to record a corresponding adjustment to our unrecognized tax benefits. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential decreases in underlying uncertain tax positions is between $0 and $10 million in the next twelve months.

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

12. Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Currently, the CODM is the Chief Executive Officer.

Brocade is organized into four operating segments. Two of the operating segments, Data Storage Products and Global Services are individually reportable segments. The other two operating segments, Ethernet Switching & Internet Protocol (“IP”) Routing and Application Delivery Products (“ADP”), combine to form a third reportable segment: Ethernet Products. These segments are organized principally by product category.

Financial decisions and the allocation of resources are based on the information from the Company’s internal management reporting system. The Company does not track its assets by operating segments. The majority of the Company’s assets as of January 28, 2012 were attributable to its United States operations.

Summarized financial information by reportable segment for the three months ended January 28, 2012 and January 29, 2011, based on the internal management reporting system, is as follows (in thousands):

	Data Storage Products	Ethernet Products	Global Services	Total
Three months ended January 28, 2012
Net revenues	$352,872	$123,430	$84,340	$560,642
Cost of revenues	95,838	79,569	40,466	215,873

Gross margin	$257,034	$43,861	$43,874	$344,769

Three months ended January 29, 2011
Net revenues	$330,903	$126,126	$88,727	$545,756
Cost of revenues	100,472	77,144	47,257	224,873

Gross margin	$230,431	$48,982	$41,470	$320,883

13. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	January 28, 2012	January 29, 2011
Basic net income per share
Net income	$58,584	$26,918
Weighted-average shares used in computing basic net income per share	452,494	465,108
Basic net income per share	$0.13	$0.06

Diluted net income per share
Net income	$58,584	$26,918
Weighted-average shares used in computing basic net income per share	452,494	465,108
Dilutive potential common shares in the form of stock options	9,890	16,369
Dilutive potential common shares in the form of other share based awards	6,354	9,689

Weighted-average shares used in computing diluted net income per share	468,738	491,166
Diluted net income per share	$0.12	$0.05

Antidilutive potential common shares in the form of (1)
Stock options	19,818	24,483
Other share based awards	1,076	1,140

(1)	These amounts are excluded from the computation of diluted net income per share.

14. Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended
	January 28, 2012	January 29, 2011
Net income	$58,584	$26,918
Other comprehensive income (loss):
Change in net unrealized gains (losses) on cash flow hedges	(2,845)	(2,832)
Change in cumulative translation adjustments	(1,560)	(146)

Total comprehensive income	$54,179	$23,940

15. Guarantor and Non-Guarantor Subsidiaries

On January 20, 2010, the Company issued in total $600.0 million aggregate principal amount of its senior secured notes. The Company’s obligations under the senior secured notes are guaranteed by certain of the Company’s domestic subsidiaries (the “Subsidiary Guarantors”). Each of the Subsidiary Guarantors is fully owned by the Company and all guarantees are joint and several. The senior secured notes are not guaranteed by certain of the Company’s domestic subsidiaries, the Company’s Canadian and other foreign subsidiaries (the “Non-Guarantor Subsidiaries”).

Pursuant to the terms of the senior secured notes, the guarantees are full and unconditional, but are subject to release under the following circumstances:

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

Because the guarantees are subject to release under the above described circumstances, they would not be deemed “full and unconditional” for purposes of Rule 3-10 of Regulation S-X. However, as these circumstances are customary, the Company concluded that it may rely on Rule 3-10 of Regulation S-X, as the other requirements of Rule 3-10 have been met.

The following tables present condensed consolidated financial statements for the parent company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, respectively.

The following is the condensed consolidated balance sheet as of January 28, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash, cash equivalents and short-term investments	$165,481	$2,200	$317,343	$—	$485,024
Accounts receivable, net	116,624	(1,932)	104,671	—	219,363
Inventories	53,159	—	27,840	—	80,999
Intercompany receivables	—	449,755	—	(449,755)	—
Other current assets	94,761	740	10,954	3,227	109,682

Total current assets	430,025	450,763	460,808	(446,528)	895,068
Property and equipment, net	455,867	55,128	17,107	—	528,102
Investment in subsidiaries	1,277,575	—	—	(1,277,575)	—
Other non-current assets	1,493,148	561,087	1,335	—	2,055,570

Total assets	$3,656,615	$1,066,978	$479,250	$(1,724,103)	$3,478,740

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$76,420	$357	$22,407	$—	$99,184
Current portion of long-term debt	27,341	—	—	—	27,341
Intercompany payables	387,867	—	61,888	(449,755)	—
Other current liabilities	260,660	16,060	126,035	3,227	405,982

Total current liabilities	752,288	16,417	210,330	(446,528)	532,507
Long-term debt, net of current portion	692,191	—	—	—	692,191
Other non-current liabilities	90,768	401	41,505	—	132,674

Total liabilities	1,535,247	16,818	251,835	(446,528)	1,357,372
Total stockholders’ equity	2,121,368	1,050,160	227,415	(1,277,575)	2,121,368

Total liabilities and stockholders’ equity	$3,656,615	$1,066,978	$479,250	$(1,724,103)	$3,478,740

The following is the condensed consolidated balance sheet as of October 29, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash, cash equivalents and short-term investments	$101,367	$2,301	$311,308	$—	$414,976
Accounts receivable, net	157,839	(2,149)	93,451	—	249,141
Inventories	50,000	—	24,172	—	74,172
Intercompany receivables	—	446,455	—	(446,455)	—
Other current assets	87,495	805	15,609	2,003	105,912

Total current assets	396,701	447,412	444,540	(444,452)	844,201
Property and equipment, net	460,347	55,594	16,443	—	532,384
Investment in subsidiaries	1,285,356	—	—	(1,285,356)	—
Other non-current assets	1,506,086	590,318	1,319	—	2,097,723

Total assets	$3,648,490	$1,093,324	$462,302	$(1,729,808)	$3,474,308

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$85,700	$376	$23,395	$—	$109,471
Current portion of long-term debt	40,539	—	—	—	40,539
Intercompany payables	377,228	—	69,227	(446,455)	—
Other current liabilities	276,982	17,261	119,731	2,003	415,977

Total current liabilities	780,449	17,637	212,353	(444,452)	565,987
Long-term debt, net of current portion	748,904	—	—	—	748,904
Other non-current liabilities	104,999	580	39,700	—	145,279

Total liabilities	1,634,352	18,217	252,053	(444,452)	1,460,170
Total stockholders’ equity	2,014,138	1,075,107	210,249	(1,285,356)	2,014,138

Total liabilities and stockholders’ equity	$3,648,490	$1,093,324	$462,302	$(1,729,808)	$3,474,308

The following is the condensed consolidated statement of income for the three months ended January 28, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$340,144	$1,489	$219,009	$—	$560,642
Intercompany revenues	10,660	—	6,720	(17,380)	—

Total net revenues	350,804	1,489	225,729	(17,380)	560,642

Cost of revenues	131,136	17,136	65,378	2,223	215,873
Intercompany cost of revenues	(8,374)	—	25,754	(17,380)	—

Total cost of revenues	122,762	17,136	91,132	(15,157)	215,873

Gross margin (loss)	228,042	(15,647)	134,597	(2,223)	344,769
Operating expenses	198,255	15,327	63,991	(2,223)	275,350
Intercompany operating expenses	(36,756)	(6,022)	42,778	—	—

Total operating expenses	161,499	9,305	106,769	(2,223)	275,350

Income (loss) from operations	66,543	(24,952)	27,828	—	69,419
Other income (expense)	(10,282)	5	(3,765)	—	(14,042)

Income (loss) before income tax provision (benefit)	56,261	(24,947)	24,063	—	55,377
Income tax provision (benefit)	(5,557)	—	2,350	—	(3,207)

Net income (loss) before equity in net earnings (losses) of subsidiaries	61,818	(24,947)	21,713	—	58,584
Equity in net earnings (losses) of subsidiaries	(3,234)	—	—	3,234	—

Net income (loss)	$58,584	$(24,947)	$21,713	$3,234	$58,584

The following is the condensed consolidated statement of income for the three months ended January 29, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$326,920	$7,464	$211,372	$—	$545,756
Intercompany revenues	31,018	777	7,712	(39,507)	—

Total net revenues	357,938	8,241	219,084	(39,507)	545,756

Cost of revenues	139,737	20,655	60,884	3,597	224,873
Intercompany cost of revenues	6,175	—	33,332	(39,507)	—

Total cost of revenues	145,912	20,655	94,216	(35,910)	224,873

Gross margin (loss)	212,026	(12,414)	124,868	(3,597)	320,883
Operating expenses	212,882	16,229	52,965	(3,597)	278,479
Intercompany operating expenses	(42,186)	(6,381)	48,567	—	—

Total operating expenses	170,696	9,848	101,532	(3,597)	278,479

Income (loss) from operations	41,330	(22,262)	23,336	—	42,404
Other income (expense)	(21,185)	(738)	720	—	(21,203)

Income (loss) before income tax provision (benefit)	20,145	(23,000)	24,056	—	21,201
Income tax provision (benefit)	(7,760)		2,043	—	(5,717)

Net income (loss) before equity in net earnings (losses) of subsidiaries	27,905	(23,000)	22,013	—	26,918
Equity in net earnings (losses) of subsidiaries	(987)	—	—	987	—

Net income (loss)	$26,918	$(23,000)	$22,013	$987	$26,918

The following is the condensed consolidated statement of cash flows for the three months ended January 28, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided (used in) by operating activities	$116,939	$(113)	$10,225	$—	$127,051

Cash flows from investing activities:
Proceeds from sale of subsidiary	(215)	—	—	—	(215)
Purchases of property and equipment	(15,241)	—	(2,315)	—	(17,556)

Net cash used in investing activities	(15,456)	—	(2,315)	—	(17,771)

Cash flows from financing activities:
Payment of principal related to the term loan	(70,000)	—	—	—	(70,000)
Payment of principal related to capital leases	(456)	—	—	—	(456)
Proceeds from issuance of common stock	31,941	—	—	—	31,941
Excess tax benefits from stock-based compensation	1,147	—	—	—	1,147

Net cash used in financing activities	(37,368)	—	—	—	(37,368)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(1,875)	—	(1,875)

Net increase (decrease) in cash and cash equivalents	64,115	(113)	6,035	—	70,037
Cash and cash equivalents, beginning of period	101,366	1,528	311,308	—	414,202

Cash and cash equivalents, end of period	$165,481	$1,415	$317,343	$—	$484,239

The following is the condensed consolidated statement of cash flows for the three months ended January 29, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$52,648	$840	$64,748	$—	$118,236

Cash flows from investing activities:
Purchases of short-term investments	—	(25)	—	—	(25)
Proceeds from maturities and sale of short-term investments	—	19	—	—	19
Purchases of property and equipment	(20,564)	(8)	(2,823)	—	(23,395)

Net cash used in investing activities	(20,564)	(14)	(2,823)	—	(23,401)

Cash flows from financing activities:
Payment of principal related to the term loan	(39,748)	—	—	—	(39,748)
Payment of principal related to capital leases	(431)	—	—	—	(431)
Proceeds from issuance of common stock	25,477	—	—	—	25,477

Net cash used in financing activities	(14,702)	—	—	—	(14,702)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	66	—	66

Net increase in cash and cash equivalents	17,382	826	61,991	—	80,199
Cash and cash equivalents, beginning of period	23,455	6,907	303,622	—	333,984

Cash and cash equivalents, end of period	$40,837	$7,733	$365,613	$—	$414,183

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on December 20, 2011.

Overview

We are a leading supplier of end-to-end networking solutions and services for businesses and organizations of many types and sizes, including global enterprises, and service providers such as telecommunication firms, cable operators and mobile carriers. Our business model is driven by our two key markets, namely our Data Storage business, where we offer storage area network (“SAN”) backbones, directors, fabrics, switches, host bus adapters (“HBAs”), and server virtualization solutions, and our Ethernet business, where we offer modular and stackable solutions, Ethernet fabrics, converged network products, as well as application delivery, security and wireless solutions.

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

We continue to face multiple challenges, including aggressive price discounting from competitors, the pace at which customers adopt new technologies, and the uncertainty in the worldwide macroeconomic climate and its impact on IT spending patterns globally, as well as the federal government spending in the United States. We also continue to monitor the stability and health of other international markets, including China and Europe. We are cautious about the current global and country specific dynamics, including inflationary risks in China and the continuing sovereign debt risk in Europe, which may impact our business and that of our partners. While the diversification of our business model helps mitigate the effect of some of these challenges and we expect IT spending levels to generally rise in the long-term, it is generally difficult to offset short-term reductions of IT spending.

We expect the number of Data Storage and Ethernet products we ship to fluctuate depending on the demand for our existing and recently introduced products, sales support for our products from our new distribution and resale partners as well as the timing of product transitions by our original equipment manufacturer (“OEM”) partners. The average selling prices per port for our Data Storage and Ethernet products have typically declined in the past and will likely continue to decline in the future.

Our plans for our operating cash flows are to build our cash balance, reduce our existing term loan and opportunistically repurchase our stock.

Results of Operations

Our results of operations for the three months ended January 28, 2012 and January 29, 2011 are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin for each segment, which is presented as a percentage of the respective segment net revenues.

Revenues. Our revenues are derived primarily from sales of our Data Storage Products, Ethernet products, and Global Services related to those products.

Our total net revenues are summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 28, 2012	% of Net Revenues	January 29, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Data Storage Products	$352,872	63.0%	$330,903	60.6%	$21,969	6.6%
Ethernet Products	123,430	22.0%	126,126	23.1%	(2,696)	(2.1)%
Global Services	84,340	15.0%	88,727	16.3%	(4,387)	(4.9)%

Total net revenues	$560,642	100.0%	$545,756	100.0%	$14,886	2.7%

The increase in Data Storage Products revenues for the period was driven by an increase in both the number of ports shipped and our average selling price per port. The number of ports shipped for the three months ended January 28, 2012 increased by 4.0% compared to the three months ended January 29, 2011. Average selling price per port increased by 2.6% in the three months period ended January 28, 2012 compared to the three months period ended January 29, 2011 due to a favorable product mix shift to our high-end, higher bandwidth Director products in the three months ended January 28, 2012.

The decrease in Ethernet Products revenues for the period is due to lower revenues from enterprise customers, which offset growth in service provider customers. Lower revenues from enterprise customers are driven by a decrease in volume shipped to our enterprise customers and a decrease in average selling prices. The decrease in average selling prices is a result of higher discounting and to a lesser extent the customer mix having a higher percentage of our revenue coming from our channel partners. We believe that some customers may be postponing purchases in anticipation of our recently announced new enterprise products that will begin shipping later this year.

The decrease in Global Services revenues was primarily a result of lower Data Storage support and service revenues in the three months ended January 28, 2012, which was partially offset by an increase in Ethernet support revenues. The decline in the Data Storage service revenues is primarily attributed to the sale of Strategic Business Systems, Inc. (“SBS”), a wholly-owned subsidiary of the Company, which the Company sold during the fourth quarter of fiscal year 2011.

Our total net revenues by geographical area are summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 28, 2012	% of Net Revenues	January 29, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$341,633	61.0%	$324,665	59.5%	$16,968	5.2%
Europe, the Middle East and Africa	132,874	23.7%	140,036	25.7%	(7,162)	(5.1)%
Asia Pacific	55,589	9.9%	53,496	9.8%	2,093	3.9%
Japan	18,645	3.3%	16,941	3.1%	1,704	10.1%
Canada, Central and South America	11,901	2.1%	10,618	1.9%	1,283	12.1%

Total net revenues	$560,642	100.0%	$545,756	100.0%	$14,886	2.7%

International revenues decreased slightly as a percentage of total net revenues for the three months ended January 28, 2012 compared to the three months ended January 29, 2011 as a result of decreased product volumes in Europe, the Middle East and Africa. Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM partners take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM partners, but we believe that international revenues comprise a larger percentage of our total net revenues than the attributed revenues may indicate.

A significant portion of our revenues is concentrated among a relatively small number of OEM customers. For the three months ended January 28, 2012, three customers accounted for 20%, 15% and 13%, respectively, of the Company’s total net revenues for a combined total of 48% of total net revenues. For the three months ended January 29, 2011, three customers accounted for 18%, 17% and 12%, respectively, of the Company’s total net revenues for a combined total of 47% of total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM partners and to the United States (“U.S.”) government and its individual agencies through our distributors. Therefore, the loss of, or a decrease in the level of sales to, or a change in the ordering pattern of any one of these customers could seriously harm our financial condition and results of operations.

Gross margin. Gross margin as stated below is indicated as a percentage of the respective segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues. Gross margin is summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 28, 2012	% of Net Revenues	January 29, 2011	% of Net Revenues	Increase/ (Decrease)	% Points Change
Data Storage Products	$257,034	72.8%	$230,431	69.6%	$26,603	3.2%
Ethernet Products	43,861	35.5%	48,982	38.8%	(5,121)	(3.3)%
Global Services	43,874	52.0%	41,470	46.7%	2,404	5.3%

Total gross margin	$344,769	61.5%	$320,883	58.8%	$23,886	2.7%

Total gross margin increased by $23.9 million or 2.7% for the three months ended January 28, 2012 compared to the three months ended January 29, 2011 primarily due to a higher percent of revenues from our Data Storage products, which have the highest gross margins of our segments.

Data Storage Products gross margins increased by 3.2% driven by revenue growth and a mix shift to our high-end, higher bandwidth Director products, as well as to other higher price per port products, and lower indirect manufacturing costs.

Ethernet Products gross margins decreased by 3.3% mainly due to lower Ethernet revenue, an increased percentage of sales going through the distribution sales channel at lower average selling prices, and an increase in indirect manufacturing costs. This was partially offset by lower product costs.

Global Services gross margins increased by 5.3% driven by the sale of SBS in the fourth quarter of fiscal year 2011, which operated with relatively lower gross margins, decreases in operating spending and intangible assets amortization expense, partially offset by an increase in indirect costs and stock-based compensation expense.

Stock-based compensation expense. Stock-based compensation expense is summarized as follows (in thousands, except percentages):

	January 28, 2012	% of Net Revenues	January 29, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$21,819	3.9%	$19,906	3.6%	$1,913	9.6%

The increase in stock-based compensation expense for the three months ended January 28, 2012 compared to the three months ended January 29, 2011 was due to higher expense associated with restricted stock units due to new restricted stock units granted in the three months ended January 28, 2012 partially offset by lower ESPP expense and a decrease in Foundry Networks, LLC (formerly Foundry Networks, Inc.) (“Foundry”) acquisition related stock-based compensation expense.

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

R&D expenses are summarized as follows (in thousands, except percentages):

	January 28, 2012	% of Net Revenues	January 29, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$89,319	15.9%	$91,408	16.7%	$(2,089)	(2.3)%

R&D expenses decreased for the three months ended January 28, 2012 compared to the three months ended January 29, 2011 due to the following (in thousands):

Increase (Decrease)
Engineering expenses	$(4,747)
Equipment expenses	(1,224)
The decrease in R&D expenses was partially offset by the following:
Increase in outside services	1,519
Decrease in sustaining engineering expenses allocated to cost of revenue	1,339
Increase in various individually insignificant items	1,024

$(2,089)

Engineering expenses decreased by $4.7 million primarily due to lower engineering spending related to chip design and lower prototype costs. In addition, expenses related to R&D equipment decreased by $1.2 million primarily due to the timing of R&D projects. This was partially offset by an increase in outside services of $1.5 million primarily due to projects related to our new Ethernet product offerings and new product certifications. In addition, sustaining engineering allocations to cost of goods sold decreased by $1.3 million, therefore increasing research and development expenses, primarily due to a decline in level of post sales support required.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and customer service functions, costs associated with promotional and marketing programs, travel expenses, and related IT and facilities expenses.

Sales and marketing expenses are summarized as follows (in thousands, except percentages):

	January 28, 2012	% of Net Revenues	January 29, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$152,688	27.2%	$152,667	28.0%	$21	—%

Sales and marketing expenses increased for the three months ended January 28, 2012 compared with the three months ended January 29, 2011 due to the following (in thousands):

Increase (Decrease)
Marketing and advertising expenses	$5,740
The increase in sales and marketing expenses was partially offset by the decrease in the following:
Salaries and wages	(4,268)
Travel and entertainment expenses	(1,237)
Various individually insignificant items	(214)

Total change	$21

Marketing and advertising expenses increased primarily due to our marketing awareness campaign and various other marketing activities. Salaries and wages decreased primarily due to a reduction in variable compensation mainly attributable to lower sales commissions partially offset by an increase in bonuses. In addition, our sales and marketing headcount has decreased in the three months ended January 28, 2012 compared with the three months ended January 29, 2011. Travel and entertainment expenses decreased due to lower head count and cost control initiatives.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources, legal and investor relations, as well as recruiting expenses, professional fees, other corporate expenses, and related IT and facilities expenses.

G&A expenses are summarized as follows (in thousands, except percentages):

	January 28, 2012	% of Net Revenues	January 29, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$18,350	3.3%	$18,090	3.3%	$260	1.4%

G&A expenses increased for the three months ended January 28, 2012 compared to the three months ended January 29, 2011 due to the following (in thousands):

Increase (Decrease)
Outside services	$1,681
Various individually insignificant items	1,007
The increase in general and administrative expenses was partially offset by the decrease in the following:
Stock-based compensation	(1,331)
Facility expenses	(1,097)

Total change	$260

Expenses associated with outside services increased by $1.7 million primarily driven by increased costs associated with our ongoing litigation. This increase was partially offset by a decrease in stock-based compensation expenses and various facility maintenance expenses.

Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	January 28, 2012	% of Net Revenues	January 29, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$14,993	2.7%	$16,190	3.0%	$(1,197)	(7.4)%

During the three months ended January 28, 2012 and January 29, 2011, we recorded amortization of intangible assets related to our prior periods’ acquisitions. The decrease in amortization of intangible assets for the three months ended January 28, 2012 compared with the three months ended January 29, 2011 was primarily due to the full amortization of some of our intangible assets.

Interest expense. Interest expense primarily represents the interest cost associated with our term loan and senior secured notes (see Note 7, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). Interest expense is summarized as follows (in thousands, except percentages):

	January 28, 2012	% of Net Revenues	January 29, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$(13,046)	(2.3)%	$(21,546)	(3.9)%	$(8,500)	(39.5)%

Interest expense decreased for the three months ended January 28, 2012 compared to the three months ended January 29, 2011 as a result of refinancing the term debt credit agreement in June 2011, as described further below in “Liquidity and Capital Resources,” and a reduction in the principal amount of the loan outstanding. During the three months ended January 28, 2012, we made net debt payments of $70.0 million toward the principal of the Senior Secured Credit Facility, $61.6 million of which were voluntary prepayments. We have repaid $191.2 million since the end of the first fiscal quarter of 2011.

Interest and other income (loss), net. Interest and other income (loss), net, are summarized as follows (in thousands, except percentages):

	January 28, 2012	% of Net Revenues	January 29, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$(996)	(0.2)%	$343	0.1%	$(1,339)	(390.4)%

Other loss for the reporting period was primarily due to foreign exchange losses recognized during the three months ended January 28, 2012.

Income tax benefit. Income tax benefit and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Three Months Ended
	January 28, 2012	January 29, 2011
Income tax benefit	$(3,207)	$(5,717)
Effective tax rate	(5.8)%	(27.0)%

We recorded a tax benefit for the three months ended January 28, 2012 primarily due to a discrete benefit from net reserve releases related to settling the Internal Revenue Service (“IRS”) audit for fiscal years 2004 through 2006, settling Foundry’s 2006 and 2007 California franchise tax audit, and releases from expiring statutes of limitations, offset by a decrease to the federal research and development tax credit which expired on December 31, 2011 (see Note 11, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements).

We recorded a tax benefit for the three months ended January 27, 2011, primarily due to a discrete benefit from the retroactive reinstatement of the federal research and development tax credit for calendar year 2011, as a result of the Tax Relief Act enacted on December 17, 2010.

Based on our current forecasted results, we expect a lower tax expense for fiscal year 2012 compared to tax expense for fiscal year 2011 which was significantly impacted by the tax expense related to the nonrecurring cash distribution from our foreign subsidiaries. Our income tax provision could change from either effects of changing tax laws and regulations, or differences in international revenues and earnings from those historically achieved, a factor largely influenced by the buying behavior of our OEM and channel partners. Factors such as the mix of Ethernet versus Data Storage products and domestic versus international profits could also affect our tax expense. As estimates and judgments are used to project such international earnings, the impact to our tax provision could vary if current planning or assumptions change. In addition, we do not forecast discrete events, such as settlement of tax audits with governmental authorities due to their inherent uncertainty. Such settlements could materially impact our tax expense. Given that the tax rate is driven by several different factors, it is not possible to estimate our future tax rate with a high degree of certainty.

The IRS and other tax authorities regularly examine our income tax returns. We are currently under IRS audit for fiscal years 2007 through 2010. If we reach settlement with the IRS, we expect to record a corresponding adjustment to our unrecognized tax benefits. Due to availability of net operating losses and credits, the IRS audit settlement is not expected to result in a significant tax payment. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential decreases in underlying uncertain tax positions is between $0 and $10 million in the next twelve months.

We believe that sufficient positive evidence exists from historical operations and projections of taxable income in future years to conclude that it is more likely than not that we will realize our deferred tax assets. Accordingly, we apply a valuation allowance only on the deferred tax assets relating to capital loss carryforwards due to limited carryforward periods and the character of such tax attributes. The Governor of the State of California has introduced tax proposals affecting future state income tax apportionment that may have a significant impact on our ability to realize certain California deferred tax assets. We will reevaluate the realization of these California deferred tax assets if and when the current law changes.

Liquidity and Capital Resources

	January 28, 2012	October 29, 2011	Increase/ (Decrease)
	(in thousands)
Cash and cash equivalents	$484,239	$414,202	$70,037
Short-term investments	785	774	11

Total	$485,024	$414,976	$70,048

Percentage of total assets	13.9%	11.9%

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

Financial Condition

Cash and cash equivalents and short-term investments as of January 28, 2012 increased by $70.0 million over the balance as of October 29, 2011 primarily due to cash from operating activities, partially offset by accelerated payments towards the principal of the term loan.

As of January 28, 2012, two customers accounted for 15% and 11%, respectively, of total accounts receivable, for a combined total of 26% of total accounts receivable. As of October 29, 2011, two customers accounted for 16% and 14%, respectively, of total accounts receivable, for a combined total of 30% of total accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral or security interests on accounts receivable balances. We have established reserves for credit losses, sales allowances, and other allowances. While we have not experienced material credit losses in any of the periods presented, there can be no assurance that we will not experience material credit losses in the future.

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

Three Months Ended January 28, 2012 Compared to Three Months Ended January 29, 2011

Operating Activities. Net cash provided by operating activities increased for the three months ended January 28, 2012 compared to the three months ended January 29, 2011 by $8.8 million. The increase was primarily due to higher net income in the reporting period and decreased payments with respect to accounts payable, partially offset by higher payments with respect to employee compensation and lower accounts receivables collections.

Investing Activities. Net cash used in investing activities decreased for the three months ended January 28, 2012 compared with the three months ended January 29, 2011 by $5.6 million. The decrease was due to lower purchases of property and equipment in the three months ended January 28, 2012.

Financing Activities. Net cash used in financing activities increased for the three months ended January 28, 2012, compared to the three months ended January 29, 2011 by $22.7 million. The increase was primarily due to higher net debt payments partially offset by increased proceeds from issuance of common stock during the three months ended January 28, 2012.

Liquidity

Manufacturing and Purchase Commitments. We have manufacturing arrangements with contract manufacturers under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations within the next twelve months, in accordance with our policy (see Note 8, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements).

Income Taxes. We accrue U.S. income taxes on the earnings of our foreign subsidiaries unless the earnings are considered indefinitely reinvested outside of the United States. We intend to reinvest current and accumulated earnings of our foreign subsidiaries for expansion of our business operations outside the United States for an indefinite period of time.

Our existing cash, cash equivalents and short-term investments totaled $485.0 million as of January 28, 2012. Of this amount, approximately 65% was held by our foreign subsidiaries. Under current tax laws and regulations, if these funds are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.

The IRS and other tax authorities regularly examine our income tax returns (see Note 11, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements). We believe we have adequate reserves for all open tax years.

Senior Secured Credit Facility. A portion of our outstanding debt is related to the financing of the Foundry acquisition, the costs and expenses related to the merger, and the ongoing working capital and other general corporate purposes of the combined organization after consummation of the merger (see Note 7, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). During the third quarter of fiscal year 2011, we amended our term debt credit agreement to refinance all of the outstanding term loan with a replacement term loan that reduced interest rates on the term loan facility, and to amend certain other provisions of the Credit Agreement to provide us with greater operating flexibility, including extending the maturity date of the term loan facility to October 31, 2014 and removing certain restrictions on the repurchase of the Company’s shares, provided the consolidated senior secured leverage ratio is under 2.00. During the three months ended January 28, 2012, we paid $70.0 million towards the principal of the Senior Secured Credit Facility, $61.6 million of which were voluntary prepayments. We have the following resources available to obtain short-term or long-term financing, if we need additional liquidity, as of January 28, 2012 (in thousands):

	Original Amount Available	January 28, 2012
		Used	Available
Revolving credit facility	$125,000	$—	$125,000

Senior Secured Notes. In January 2010, we issued $300 million in aggregate principal amount of senior secured notes due 2018 (the “2018 Notes”) and $300 million in aggregate principal amount of senior secured notes due 2020 (the “2020 Notes” and together with the 2018 Notes, the senior secured notes).The proceeds from the senior secured notes were used to pay down debt and retire convertible subordinated debt at maturity.

Trade Receivables Factoring Facility. We have an agreement with a financial institution to sell certain of our trade receivables from customers with limited, non-credit related, recourse provisions. The sale of receivables eliminates our credit exposure in relation to these receivables. Total trade receivables sold under our factoring facility are summarized as follows (in thousands):

	Three Months Ended
	January 28, 2012	January 29, 2011
Trade receivables sold under factoring agreement	$—	$9,233

Under the terms of the factoring agreement, the remaining available amount of the factoring facility as of January 28, 2012 is $50.0 million.

Covenant Compliance

The senior secured notes were issued pursuant to two separate indentures (together, the “Indentures”), among the Company, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. Each of the Indentures contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to:

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

These covenants are subject to a number of other limitations and exceptions set forth in the Indentures. The Company was in compliance with all applicable Indentures’ covenants as of January 28, 2012 and October 29, 2011.

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

The Senior Secured Credit Facility agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, capital expenditures, prepayment of other indebtedness, redemption or repurchase of subordinated indebtedness, share repurchases, dividends and other distributions. The credit agreement contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a maximum consolidated senior secured leverage ratio, each as defined in the credit agreement and described further below. The credit agreement also includes customary events of default, including cross-defaults on the Company’s material indebtedness and change of control. The Company was in compliance with all applicable covenants as of January 28, 2012 and October 29, 2011.

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

The Senior Secured Credit Facility financial covenants are defined as below:

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

Consolidated Senior Secured Leverage Ratio

Consolidated senior secured leverage ratio means, as of any date of determination, the ratio of (a) consolidated funded indebtedness as of such date, minus, without duplication, all unsecured senior subordinated or subordinated indebtedness of Brocade or its subsidiaries on a consolidated basis as of such date (including the McDATA Corporation (“McDATA”) convertible subordinated debt prior to being retired on February 16, 2010), to (b) consolidated EBITDA for the measurement period ending on such date.

In accordance with the amendment and waiver to the credit agreement, the Company has agreed that it will not permit the consolidated senior secured leverage ratio at any time during any period set forth below to be greater than the ratio set forth below opposite such period:

Four Fiscal Quarters Ending During Period:	Maximum Consolidated Senior Secured Leverage Ratio
October 31, 2010 through October 29, 2011	2.50:1.00
October 30, 2011 through October 27, 2012	2.25:1.00
October 28, 2012 and thereafter	2.00:1.00

Contractual Obligations

The following table summarizes our contractual obligations, including interest expense, and commitments as of January 28, 2012 (in thousands):

	Total	Less than 1 Year	1—3 Years	3—5 Years	More than 5 Years
Contractual Obligations:
Term loan (1)	$127,106	$29,946	$97,160	$—	$—
Senior secured notes due 2018 (1)	419,250	19,875	39,750	39,750	319,875
Senior secured notes due 2020 (1)	465,000	20,625	41,250	41,250	361,875
Non-cancelable operating leases (2)	61,234	12,739	23,699	21,602	3,194
Non-cancelable capital leases	6,970	2,221	4,441	308	—
Purchase commitments, gross (3)	242,891	242,891	—	—	—

Total contractual obligations	$1,322,451	$328,297	$206,300	$102,910	$684,944

Other Commitments:
Standby letters of credit	$238	n/a	n/a	n/a	n/a
Unrecognized tax benefits and related accrued interest (4)	$131,713	n/a	n/a	n/a	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.
(2)	Amount excludes contractual sublease income of $34.0 million, which consists of $6.7 million to be received in less than one year, $13.7 million to be received in one to three years and $13.6 million to be received in three to five years.
(3)	Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers. Of this amount, we have accrued $5.4 million for estimated purchase commitments that we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.
(4)	As of January 28, 2012, we had a liability for unrecognized tax benefits of $128.5 million and a net accrual for the payment of related interest and penalties of $3.2 million. Due to availability of net operating losses and credits, a tax audit settlement is not expected to result in a significant tax payment. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential decreases in underlying uncertain tax positions is between $0 and $10 million in the next twelve months.

Share Repurchase Program. As of November 29, 2007, our Board of Directors authorized a total of $800.0 million for the repurchase of our common stock. The purchases may be made, from time to time, in the open market or by privately negotiated transactions and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, our debt covenants and other factors, including alternative investment opportunities. Approximately $178.4 million remains authorized for future repurchases under this program as of January 28, 2012. We are subject to certain covenants relating to our borrowings that restrict the amount of our Company’s shares that we can repurchase. There is no restriction on the repurchase of our Company’s shares under the terms of our Senior Secured Credit Facility, provided our consolidated senior secured leverage ratio as defined in the credit agreement is under 2.00. We made no repurchases for the three months ended January 28, 2012 due to prioritizing our use of cash for debt repayment.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of January 28, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.

Critical Accounting Estimates

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three months ended January 28, 2012 as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 29, 2011.

Impairment of goodwill and intangible assets. Goodwill is generated as a result of business combinations. We conduct our goodwill impairment test annually, as of the first day of the second fiscal quarter, or whenever events or changes in facts and circumstances indicate that the fair value of the reporting unit may be less than its carrying amount. Events which might indicate impairment include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in relationships with significant customers, and/or a significant decline in our stock price for a sustained period. Consistent with prior years, we will perform our annual goodwill impairment test using measurement data as of the first day of the second fiscal quarter of 2012.

Our last annual goodwill impairment test was performed as of the first day of the second quarter of 2011. We applied a two-step approach in testing goodwill for impairment for each reporting unit, which we have determined to be at the operating segment level. The reporting units are determined by the components of our operating segments that constitute a business for which both (i) discrete financial information is available and (ii) segment management regularly reviews the operating results of that component. Our four reporting units are: Data Storage Products; Ethernet Switching & Internet Protocol (“IP”) Routing, which includes Open Systems Interconnection Reference Model (“OSI”) Layer 2-3 products; Application Delivery Products (“ADP”), which includes OSI Layer 4-7 products; and Global Services.

Based on our most recent testing results all of our reporting units passed the step one test and step two was not required to be performed. However, because some of the inherent assumptions and estimates used in determining the fair value of these reportable segments are outside the control of management, changes in these underlying assumptions can adversely impact fair value. The sensitivity analysis below quantifies the impact of key assumptions on certain reporting units’ fair value estimates. The principal key assumptions impacting our estimates were (i) discount rates and (ii) DCF terminal value multipliers. As the discount rates, ultimately, reflect the risk of achieving reporting units’ revenue and cash flow projections, we do not believe that a separate sensitivity analysis for changes in revenue and cash flow projections is meaningful or useful.

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

The following table summarizes the approximate impact that a change in principal key assumptions would have on the estimated fair value of Ethernet Switching & IP Routing reporting unit, leaving all other assumptions unchanged:

	Change	Approximate Impact on Fair Value (In millions)	Excess of Fair Value over Carrying Value (In millions)

Discount rate	±1%	$(28) - 28	$148 - 204

DCF terminal value multiplier	±0.5x	$(47) - 47	$129 - 223

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

We are exposed to changes in interest rates as a result of our borrowings under our term loan. As of January 28, 2012, the weighted-average annualized interest rate on the term loan was 3.0%. Based on outstanding principal indebtedness of $120.0 million under our term loan as of January 28, 2012, if market rates average 1% above the current interest rate, our annual interest expense would increase by approximately $1.2 million.

Our cash and cash equivalents are primarily maintained at five major financial institutions. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.

The Company did not have any material investments as of January 28, 2012 that are sensitive to changes in interest rates.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended January 28, 2012 were the Chinese yuan, the euro, the Japanese yen, the Indian rupee, the British pound, the Singapore dollar and the Swiss franc. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. As such, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures.

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

Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. As of January 28, 2012, we held $107.0 million in cash flow derivative instruments. The maximum length of time over which we are hedged as of January 28, 2012 is through October 3, 2012.

We have performed a sensitivity analysis as of January 28, 2012, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect at January 28, 2012. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material foreign exchange loss as of January 28, 2012.

Equity Price Risk

We had no investments in publicly traded equity securities as of January 28, 2012. The aggregate cost of our equity investments in non-publicly traded companies was $7.0 million as of January 28, 2012. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other-than-temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes.

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On January 27, 2012, the last business day of our first fiscal quarter of 2012, the last reported sale price of our common stock on the NASDAQ Global Select Market was $5.62 per share.

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

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended January 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information set forth in the Legal Proceedings portion of Note 8, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q is incorporated herein by reference.

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

The networking market is increasingly competitive. While Cisco Systems, Inc. (“Cisco”) maintains a dominant position in the Ethernet networking market, other companies have strengthened their networking portfolios through acquisitions, including the acquisition of Force10 Networks by Dell Inc. (“Dell”), the acquisition of 3Com Corporation by Hewlett-Packard Company (“HP”), and the acquisition of Blade Network Technologies by International Business Machines Corporation (“IBM”). These acquisitions will significantly limit Brocade’s ability to sell Ethernet products through these companies and may also indirectly impact the Fibre Channel business. HP, IBM and Dell are important OEM partners for Brocade in the Fibre Channel switching market, yet also are competitive with Brocade in other respects. Other competitors in the Ethernet networking market include Arista Networks, Alcatel-Lucent, Avaya Inc., A10 Networks, Inc. (“A10”), Enterasys Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Huawei Technologies Co. Ltd., and Juniper Networks, Inc.

Brocade also competes with Cisco and QLogic Corporation in the Fibre Channel switching market and with QLogic Corporation and Emulex Corporation in the server connectivity or HBA market. In addition, EMC Corporation, one of Brocade’s top OEM customers in terms of Fibre Channel sales and a go-to-market and technology partner since 1997, has formed a separate venture with Cisco and VMware called Virtual Computing Environment that enables the new company to sell packaged “cloud computing” and data center virtualization solutions.

The above-referenced acquisitions and business partnerships demonstrate the increasingly complex nature of relationships within the networking industry, especially as the IT industry migrates to cloud computing models. This trend has led the networking industry to introduce new solutions and technology architectures to support cloud computing. Brocade calls this category “Ethernet fabrics” and has introduced a new portfolio through the Brocade VDX family of Data Center Switches and the Brocade VCS software. Brocade’s competitors also recently introduced and have begun shipping new products focused on cloud computing and delivering alternative flat network solutions such as Juniper Networks, Inc. with its QFabric architecture and Cisco with its FabricPath. Other competitors in cloud solutions include Arista Networks, Avaya Inc., Alcatel-Lucent and Dell/Force10 Networks who have all recently introduced roadmaps and solutions targeted at cloud computing users.

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

In addition, to maintain Brocade’s gross margins, Brocade must maintain or increase the number of existing products shipped and develop and introduce new products and product enhancements with improved costs, and continue to reduce the overall manufacturing costs of Brocade’s products. While Brocade has successfully reduced the cost of manufacturing Brocade’s products in the past, Brocade may not be able to continue to reduce cost of production at historical rates or at all. Moreover, most of Brocade’s expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, Brocade may not be able to decrease its spending quickly enough or in sufficient amounts to offset any unexpected shortfall in revenues. If this occurs, Brocade could incur losses and Brocade’s operating results and gross margins could be below expectations. Additionally, Brocade’s gross margins may be negatively affected by fluctuations in manufacturing volumes, component costs, foreign currency exchange rates, the mix of product configurations sold and the mix of distribution channels through which its products are sold. In addition, if product or related warranty costs associated with Brocade’s products are greater than previously experienced, Brocade’s gross margins may also be adversely affected. Brocade has also announced its plans to increase gross margins for its Ethernet products by a combination of initiatives, including new product introductions with improved gross margins, normalized pricing, inventory management and increased product volumes. If Brocade is not able to successfully execute on one or more of these on-going initiatives, gross margin improvements may not be realized.

The loss of any of Brocade’s major OEM customers, the failure to successfully grow a direct and channel model or any other significant failure to execute on Brocade’s overall sales strategy could significantly reduce Brocade’s revenues and negatively affect Brocade’s financial results.

Brocade’s SAN business depends on recurring purchases from a limited number of large OEM partners for a substantial portion of its revenues. As a result, these large OEM partners have a significant influence on Brocade’s quarterly and annual financial results. For fiscal years 2011, 2010 and 2009, the same three customers each represented 10% or more of Brocade’s total net revenues. Brocade’s agreements with its OEM partners are typically cancelable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. Brocade’s OEM partners could also elect to eliminate, reduce, or rebalance the amount they purchase from Brocade and/or increase the amount purchased from Brocade’s competitors or introduce their own technology. Changes to inventory levels at one or multiple partners can impact Brocade’s revenue and earnings results and may mask underlying changes in end-user demand. Also, one or more of Brocade’s OEM partners could elect to consolidate or enter into a strategic partnership with one of Brocade’s competitors, which could reduce or eliminate Brocade’s future revenue opportunities with that OEM partner. Brocade anticipates that a significant portion of its revenues and operating results from its SAN business will continue to depend on sales to a relatively small number of OEM partners. The loss of any one significant OEM partner, or a decrease in the level of sales to any one significant OEM partner, or unsuccessful quarterly negotiation on key terms, conditions or timing of purchase orders placed during a quarter, would likely cause serious harm to Brocade’s business and financial results.

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

Brocade offers its Ethernet products through a multipath distribution strategy, including through resellers, distributors, and the Brocade direct sales force, and through OEMs that have historically offered Brocade SAN products. However, Brocade’s efforts to increase sales through both these new and expanded channels may not generate much, if any, incremental Ethernet revenue opportunities for Brocade. This is further compounded by the fact that several major OEMs, including Dell, IBM and HP, have acquired companies who offer Ethernet products competitive to Brocade’s offerings. A loss of or significant reduction in revenue through one of Brocade’s paths to market would impact Brocade’s financial results.

Additionally, Brocade has focused substantial resources to emphasize the Ethernet networking market and grow revenues through a multi-tier channel strategy. This focus towards the Ethernet networking market may negatively impact Brocade’s other businesses such as its Data Storage networking products because management’s attention and limited resources such as employees may be reallocated away from Brocade’s Data Storage products and towards Ethernet products. Brocade must continually anticipate and respond to the needs of its distribution partners and their customers, and ensure that its products integrate with their solutions. Brocade’s failure to successfully manage and grow its distribution relationships or the failure of its distribution partners to sell Brocade’s products could reduce Brocade’s revenues significantly. In addition, Brocade’s ability to respond to the needs of its distribution partners in the future may depend on third parties producing complementary products and applications for Brocade’s products. There can be no assurance that Brocade will be successful in expanding its go-to-market objectives. If Brocade fails to respond successfully to the needs of these distribution partners, its business and financial results could be harmed.

The loss or delay of continued orders from any of Brocade’s more significant customers, such as the U.S. government or individual agencies within the U.S. government such as the Department of Defense or certain intelligence agencies where Brocade’s revenue is highly concentrated, or companies within the financial services, education and health sectors, could also cause its revenue and profitability to suffer. For example, if Brocade is unable to offer qualified products to such government customers due to regulations and requirements with respect to country of origin designation, or if Brocade experiences governmental procurement delays due to the timing of approval of the federal budget, budget reductions that target specific agencies where Brocade’s revenue is concentrated, including reductions resulting from the recently failed efforts by the Congressional Super Committee, or other reasons, Brocade’s revenue and operating results could be negatively impacted. In addition, a change in the mix of Brocade’s customers, or a change in the mix of direct and indirect sales, could adversely affect its revenue and gross margins. Also, such governmental delays or budget reductions could negatively impact IT spending across the broader economy and therefore negatively impact Brocade’s revenue and operating results.

Brocade’s future revenue growth depends on its ability to introduce new products and services on a timely basis and achieve market acceptance of these new products and services.

Developing new offerings requires significant upfront investments that may not result in revenue for an extended period of time, if at all. Brocade must achieve widespread market acceptance of Brocade’s new product and service offerings on a timely basis in order to realize the benefits of Brocade’s investments. The market for networking solutions, however, is characterized by rapidly changing technology, accelerating product introduction cycles, changes in customer requirements and evolving industry standards. Brocade’s future success depends largely upon its ability to address the rapidly changing needs of its customers by developing and supplying high-quality, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. This risk will likely become more pronounced if the networking market become more competitive and if demand for new and improved technologies increases.

Examples of such technological developments include adoption of network attached storage and internet small computer system interface in storage networks, which may displace existing products in customer IT implementations and may erode the total addressable market for Fibre Channel products. Brocade recently introduced a number of Fibre Channel switching products that support the new 16 gigabits per second technology standards. The transition to this new Fibre Channel technology may be negatively impacted if customers accelerate their adoption of alternative storage networking technologies.

Brocade is also an early developer of, and the vendor who was first-to-market for, Ethernet fabrics based on the Brocade VDX 6720 and Brocade VCS software, which were built to provide the features necessary to support server virtualization and cloud based architectures. The success of Ethernet fabrics will depend on customers recognizing the benefits of upgrading their data center local area networks to fabric-based architectures. Although Brocade plans to continue to invest in this area with new and enhanced Ethernet fabric solutions, Brocade’s future success would be negatively impacted if this technological transition does not occur at the anticipated rate or at all.

Other factors that may affect Brocade’s successful introduction of new product and service offerings include Brocade’s ability to:

•	Properly determine the market for and define new products and services, which can be particularly challenging for initial product offerings in new markets;

•	Differentiate Brocade’s new products and services from its competitors’ technology and product offerings;

•	Address the complexities of interoperability of Brocade’s products with its installed base, OEM partners’ server and storage products and its competitors’ products;

•	Meet or exceed customer requirements for product features, cost-effectiveness, and scalability; and

•	Maintain high levels of product quality and reliability.

Various factors impacting market acceptance are outside of Brocade’s control, including the following:

•	The availability and price of competing products and alternative technologies;

•	The cost of certain product subcomponents, which could cause Brocade to modify prices to maintain adequate gross margins;

•	Product qualification requirements by Brocade’s OEM partners, which can cause delays in the market acceptance;

•	The timing of the adoption of new industry standards relative to Brocade’s development of new technologies and products;

•	The ability of its OEM partners to successfully distribute, support and provide training for its products; and

•	Customer acceptance of Brocade’s products, including its Fibre Channel products, Ethernet products and in particular its Ethernet fabric solutions.

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

Brocade’s success depends, to a significant degree, upon the continued contributions of key management, engineering, sales and other talent, many of whom would be difficult to replace. Brocade believes its future success depends, in large part, upon Brocade’s ability to effectively attract highly skilled sales talent in addition to managerial, engineering and other talent, and on the ability of management to operate effectively, both individually and as a group, in geographically diverse locations. There is limited qualified talent in each applicable market and competition for such talent has become much more aggressive. Other companies in Brocade’s industry and geographic regions are recruiting from the same limited talent pool which creates further compression on the availability of qualified talent. In particular, Brocade operates in various locations with highly competitive labor markets including Bangalore, India and San Jose, California, as well as certain emerging labor markets, such as the Eastern European and Latin American markets. Brocade may experience difficulty in hiring qualified talent with skills in areas such as sales, application-specific integrated circuits (“ASICs”), software, system and test, product management, marketing, service, customer support and key management.

In addition, future declines in Brocade’s stock price would reduce the value of equity awards granted to its employees. If such a decline in Brocade’s stock price were to occur, Brocade’s ability to incentivize, retain or attract qualified talent could be negatively impacted. Additionally, such declines in stock price may result in additional “underwater” stock options held by certain employees. Brocade’s ability to retain qualified talent may also be affected by future acquisitions, which may cause uncertainty and loss of key talent. The loss of the services of any of Brocade’s key employees, the inability to attract or retain qualified talent in the future, or delays in hiring required talent, particularly sales and engineering talent, could delay the development and introduction of Brocade’s products or services, and negatively affect Brocade’s ability to sell its products or services.

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

Brocade provides product forecasts to its contract manufacturers and places purchase orders with them in advance of the scheduled delivery of products to Brocade’s customers. In preparing sales and demand forecasts, Brocade relies largely on input from its sales force, partners, resellers and end-user customers. Therefore, if Brocade or its partners are unable to accurately forecast demand, or if Brocade fails to effectively communicate with its distribution partners about end-user demand or other time-sensitive information, the sales and demand forecasts may not reflect the most accurate, up-to-date information. If these forecasts are inaccurate, Brocade may be unable to obtain adequate manufacturing capacity from its contract manufacturers to meet customers’ delivery requirements or Brocade may accumulate excess inventories. Furthermore, Brocade may not be able to identify forecast discrepancies until late in its fiscal quarter. Consequently, Brocade may not be able to make timely adjustments to its business model. If Brocade is unable to obtain adequate manufacturing capacity from its contract manufacturers, or if Brocade is unable to make necessary adjustments to Brocade’s business model to offset forecast discrepancies, revenue may be delayed or even lost to Brocade’s competitors and Brocade’s business and financial results may be harmed. If excess inventories accumulate, Brocade’s gross margins may be negatively impacted by write-downs for excess and/or obsolete inventory. In addition, Brocade may experience higher fixed costs as it expands its contract manufacturer capabilities, which could negatively affect Brocade’s ability to react quickly if demand suddenly decreases.

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

In addition, although the purchase orders placed with Brocade’s contract manufacturers are cancelable in certain circumstances, if Brocade cancels any of its contract manufacturer (“CM”) purchase orders, Brocade could be required to purchase certain unused material of the CM if that material is not returnable, usable by, or sold to other customers. This purchase commitment exposure is particularly high in periods of new product introductions and product transitions. If Brocade is required to purchase unused material from Brocade’s contract manufacturers, Brocade could incur unanticipated expenses, including write-downs for excess and/or obsolete inventory, and Brocade’s business and financial results could be negatively affected. In the past, Brocade has experienced delays in shipments of its Ethernet products from its contract manufacturers and OEMs, which in turn delayed product shipments to its customers. Brocade may in the future experience similar delays or other problems, such as insufficient quantity of product, acquisition by a competitor or loss of business from one or more of its OEMs, any of which could harm Brocade’s business and operating results.

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

Brocade has determined that more-likely-than-not it will realize its deferred tax assets based on positive evidence of its historical operations and projections of future income. Accordingly, the Company only applies a valuation allowance on the deferred tax assets relating to capital loss carryforwards. In the event future income by jurisdiction is less than what is currently projected, Brocade may be required to apply a valuation allowance to these deferred tax assets in jurisdictions where realization of such assets are no longer more-likely-than-not (see discussion in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and also Note 15, “Income Taxes,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Form 10-K).

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

Information technology spending is subject to cyclical and uneven fluctuations. It can be difficult to predict the degree to which the seasonality and uneven sales patterns of Brocade’s OEM partners or other customers will affect Brocade’s business in the future, particularly as Brocade releases new products. While Brocade’s first and fourth fiscal quarters have typically been seasonally stronger quarters than its second and third fiscal quarters, particularly for storage networking products, future buying patterns may differ from historical seasonality. In addition, the United States federal budget for government IT spending can be subject to delay, reductions and uncertainty from time to time due to political and legislative volatility, which can cause Brocade’s financial results to fluctuate unevenly and unpredictably.

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

•

Disruptions, or a continued decline, in general economic conditions, particularly in the information technology industry and U.S. federal government budget cycles, especially those governmental departments such as the Department of Defense and certain intelligence agencies that are likely to be negatively impacted by budget reductions and where Brocade’s revenue is highly concentrated;

•	Announcements and/or rumors of pending or completed acquisitions or other strategic transactions by Brocade, its competitors or its partners;

•	Announcements, introductions and transitions of new products by Brocade, its competitors or its partners;

•	The timing of customer orders, product qualifications and product introductions of Brocade’s partners;

•	Long and complex sales cycles;

•	Internal supply and inventory management objectives of Brocade’s OEM partners and other customers;

•	Brocade’s ability to timely produce products that comply with new environmental restrictions or related requirements of its customers;

•	Brocade’s ability to obtain sufficient supplies of sole- or limited-sourced components, including ASICs, microprocessors, certain connectors, certain logic chips and programmable logic devices;

•	Availability of supply or increases in prices of components used in the manufacture of Brocade’s products;

•	Variations in the mix of Brocade’s products sold and the mix of distribution channels and geographies through which they are sold;

•	Pending or threatened litigation, including any settlements or judgments related to such litigation;

•	Stock-based compensation expense that is affected by Brocade’s stock price;

•	Examinations by government tax authorities that may have unfavorable outcomes and subject Brocade to additional tax liabilities;

•	New legislation and regulatory developments, including increases to tax rates or changes to treatment of an income or expense item; and

•	Other risk factors detailed in this section.

Accordingly, Brocade’s quarterly and annual revenues and operating results may vary significantly in the future. The results of any prior periods should not be relied upon as an indication of future performance. Brocade cannot assure you that in some future quarter Brocade’s revenues or operating results will not be below Brocade’s projections or the expectations of stock market analysts or investors, which could cause Brocade’s stock price to decline.

Brocade has extensive international operations, which subjects it to additional business risks.

A significant portion of Brocade’s sales occur in international jurisdictions. In addition, Brocade’s contract manufacturers have significant operations in China. Brocade plans to continue to expand its international operations and sales activities. Brocade’s international sales of its Ethernet networking products have primarily depended on a variety of its resellers, including Tech Data Corporation and Avnet Inc. in Europe and Net One Systems in Japan. The failure by international resellers to sell Brocade’s products could limit its ability to sustain and grow revenue. Maintenance or expansion of international sales or international operations involves inherent risks that Brocade may not be able to control, including:

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

Brocade competes in markets that are frequently subject to claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted patent, copyright, trade secret, and/or other intellectual property related claims against Brocade and/or employees of Brocade. These claims may be, and have been in the past, made against Brocade’s products and services, subcomponents of its products, methods performed by its products, or a combination of products, including third party products, methods used in its operations or uses of its products by its customers, or may concern Brocade’s hiring of a former employee of the third party claimant. Brocade and companies acquired by Brocade, such as Foundry, have in the past incurred, are currently incurring, and will in the future incur, substantial expenses to defend against such third-party claims. For instance, Brocade currently is defending patent-related lawsuits, including lawsuits filed by A10, Enterasys Networks, Inc. and Chrimar Systems, Inc. Brocade’s suppliers and customers also may be subject to third party intellectual property claims, which could negatively impact their ability to supply Brocade or their willingness to purchase from Brocade, respectively. In addition, Brocade may be subject to claims and indemnification obligations with respect to third-party intellectual property rights pursuant to Brocade agreements with suppliers, OEM and channel partners, or customers. The third party asserters of such intellectual property claims may be unreasonable in their demands, or may simply refuse to settle, which could lead to expensive settlement payments, prolonged periods of litigation expenses, additional burden on employees or other resources, distraction from Brocade’s business initiatives and operations, component supply stoppages and lost sales. In the event of an adverse determination, Brocade could incur substantial monetary liability and be prohibited from utilizing certain intellectual property or technology, hiring certain people, selling, shipping, importing or servicing certain products or incorporating necessary components into Brocade’s products. Suppliers of components or OEM systems to Brocade may be unwilling to, or not be able to, defend or indemnify Brocade against third party assertions directed at, or based in part on, the components or systems they supply to Brocade, and may be unwilling to take licenses that would assure Brocade’s supply of such components or OEM systems. Suppliers subject to third party intellectual property claims also may choose to, or be forced by litigation to, discontinue or alter components or services supplied to Brocade, with little or no advance notice to Brocade. Customers may perceive such third-party intellectual property claims as risks, and may, as a result, be less willing to do business with Brocade. Such third party claims or litigation could also negatively impact Brocade’s recruiting efforts or ability to retain its employees. Any of the above scenarios could have a material adverse effect on Brocade’s financial position, results of operations, cash flows, and future business prospects.

Brocade’s intellectual property rights may be infringed or misappropriated by others, and Brocade may not be able to protect or enforce its intellectual property rights.

Brocade’s intellectual property rights may be infringed or misappropriated by others. In some cases, such infringement or misappropriation may be undetectable, or enforcement of Brocade’s rights may be impractical. From time to time, Brocade sends notice to third parties to assert its intellectual property rights and to request that those third parties take steps to address Brocade’s concerns. In addition, Brocade has filed, and may in the future file, lawsuits against third parties in an effort to enforce its intellectual property rights. For instance, in the fourth quarter of fiscal year 2010, Brocade filed a patent infringement, copyright infringement, trade secret misappropriation and unfair competition lawsuit against A10 and certain individuals. Intellectual property litigation is expensive and unpredictable. There can be no assurance that Brocade will prevail in such assertions or enforcement efforts, either on the merits, or with respect to particular relief sought, such as damages or an injunction. Further, the opposing party may attempt to prove that the asserted intellectual property rights are invalid or unenforceable, and, if successful, may seek recompense for its attorney fees and costs. Further, the opposing party may counterclaim against Brocade, for example, for infringement of its own patents or other intellectual property rights, or may assert other tort or contract claims, which could lead to further expense and potential exposure for Brocade.

Brocade relies on a combination of patent, copyright, trademark and trade secret laws, and measures such as physical and operational security and contractual restrictions, to protect its intellectual property rights in its proprietary technologies, but none of these methods of protection may be entirely appropriate to address the particular risk, or reliable, due to, for instance, employee hiring and turnover, geographic dispersion of employees, technology disclosures with suppliers, customers, and partners, unpredictable events, misappropriation or negligence, operations in various countries that do not have well-established or reliable enforcement institutions or customs, or other aspects of doing business on the scale of Brocade’s operations. The measures Brocade has taken to protect its intellectual property rights in its proprietary technologies may prove inadequate, which could result in a loss of intellectual property rights. Brocade attempts to identify its technological developments for assessment of whether to file patent applications, but there can be no assurance that all patentable technological developments will be captured in patent applications. Further, although Brocade has patent applications pending, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect its technology. Further, physical and operational security can be adversely affected, and associated policies and training rendered ineffective, by employee attitudes, carelessness or disregard for policies, malfeasors or changes in technology, such as the now-near-ubiquitous availability of portable memory devices. In addition, due to less developed intellectual property regimes in certain jurisdictions, Brocade may not be able to protect fully its intellectual property as Brocade expands its operations globally.

Brocade relies on licenses from third parties and the loss or inability to obtain any such license could harm its business.

Many of Brocade’s products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products, Brocade believes that, based upon past experience and standard industry practice, such licenses generally can be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses will be available on acceptable terms, if at all. Brocade’s inability to obtain certain licenses or other rights on favorable terms could have an adverse effect on Brocade’s business, operating results and financial condition, including its ability to continue to distribute or support affected products. In addition, if Brocade has failed or in the future fails to carefully manage the use of “open source” software in Brocade’s products, or if companies acquired by Brocade, such as Foundry or McDATA, failed in such regard, Brocade may be required to license key portions of Brocade’s products on a royalty-free basis or expose key parts of source code, or to commence costly product redesigns, which could result in a loss of intellectual property rights, product performance degradation or delay in shipping products to customers.

Brocade is dependent on sole source and limited source suppliers for certain key components, the loss of which may significantly impact results of operations.

Although Brocade uses standard parts and components for its products where possible, Brocade’s contract manufacturers currently purchase, on Brocade’s behalf, several key components used in the manufacture of its products from single or limited supplier sources. Brocade’s single source components include, but are not limited to, its ASICs, and Brocade’s principal limited source components include memory, certain oscillators, microprocessors, certain connectors, certain logic chips, power supplies, programmable logic devices, printed circuit boards, certain optical components, packet processors and switching fabrics. Brocade generally acquires these components through purchase orders and has no long-term commitments regarding supply or pricing with such suppliers. If Brocade is unable to obtain these and other components when required, or if Brocade experiences component defects, Brocade may not be able to deliver Brocade’s products to Brocade’s customers in a timely manner and may be required to repair or retro-fit products previously delivered to customers at significant expense to Brocade. In addition, a challenging economic or industry environment could cause some of these sole source or limited source suppliers to delay or halt production or to go out of business or be acquired by third parties, which could result in a disruption in Brocade’s supply chain. Brocade’s supply chain could also be disrupted in a variety of other circumstances that may impact its suppliers and partners, including adverse results from intellectual property litigation or natural disasters. As a result, Brocade’s business and financial results could be harmed.

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

Brocade has in the past acquired, or made strategic investments in, other companies, products or technologies, for example, the acquisition of Foundry in December 2008, and Brocade expects to make additional acquisitions and strategic investments in the future. Brocade may not realize the anticipated benefits of any of its acquisitions or strategic investments, which involve numerous risks, including:

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

Brocade is subject to changing rules and regulations of federal and state government as well as the stock exchange on which Brocade’s common stock is listed. These entities, including the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, the SEC, the IRS and NASDAQ, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. In addition, the Department of Treasury, the SEC and various Congressional representatives have recently proposed additional rules and regulations that may go into effect in the near future. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act was enacted. The Act included significant corporate governance and executive compensation-related provisions and also required the SEC to adopt additional rules and regulations in areas such as “say on pay” and proxy access. Brocade is also subject to various rules and regulations of certain foreign jurisdictions, including applicable tax regulations. Brocade’s efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. Similarly, any change in the tax law in the jurisdictions in which Brocade does business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in Brocade’s tax expense. For example, the federal credit for research and experimentation expired on December 31, 2011, resulting in an increase to Brocade’s overall tax rate. In addition, in the 2012 and 2013 budget proposals, the President of the United States and the U.S. Treasury Department have proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. With increasing discussions around overall U.S. tax reform, and other legislation that have not yet been proposed or enacted, these or other changes in the federal or state tax laws could increase Brocade’s U.S. income tax liability in the future.

Brocade is subject to periodic audits or other reviews by such governmental agencies. For example, in the first quarter of fiscal 2012, Brocade settled its federal income tax audit with the IRS for fiscal years 2004 through 2006 as well as Foundry’s 2006 and 2007 California franchise tax audit. However, Brocade is still under examination by the IRS for fiscal years 2007 through 2010 and in several state and foreign tax jurisdictions for various years. All of these examination cycles remain open as of January 28, 2012. To the extent federal and state carryforwards from closed tax years are used in the future, the tax authorities have the right to audit the carryforward amounts. These examinations frequently require management’s time and diversion of internal resources and, in the event of an unfavorable outcome, may result in additional liabilities or adjustments to Brocade’s historical financial results.

The IRS has contested Brocade’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries. Brocade appealed the Revenue Agent’s Report to the Appeals Office of the IRS for the fiscal years 2007 and 2008. The IRS may make similar claims against Brocade’s transfer pricing arrangements for fiscal years 2009 and 2010 and in future examinations. Audits by the IRS are subject to inherent uncertainties and an unfavorable outcome could occur, such as fines or penalties. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on Brocade’s results of operations for that period or future periods. The expense of defending and resolving such an audit may be significant. The amount of time to resolve an audit is unpredictable and defending Brocade may divert management’s attention from Brocade’s day-to-day business operations, which could adversely affect Brocade’s business.

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

As of January 28, 2012, Brocade owed $600 million of senior secured notes and approximately $120 million under the Senior Secured Credit Facility (see Note 7, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). The financial and other covenants agreed to by Brocade in connection with such indebtedness and the increased indebtedness and higher debt-to-equity ratio of Brocade in comparison to that of Brocade on a historical basis will have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions and increasing borrowing costs, and may adversely affect Brocade’s operations and financial results. This indebtedness may also adversely affect Brocade’s ability to access sources of capital or incur certain liens, including without limitation, funding acquisitions or repurchasing Brocade stock. In addition, Brocade’s failure to comply with these covenants could result in a default under the applicable debt financing agreements, which could permit the holders to accelerate such debt or demand payment in exchange for a waiver of such default. If any of Brocade’s debt is accelerated, Brocade may not have sufficient funds available to repay such debt. The current debt under the Senior Secured Credit Facility has a floating interest rate and an increase in interest rates may negatively impact Brocade’s financial results. The mandatory debt repayment schedule on the Senior Secured Credit Facility may negatively impact Brocade’s cash position and reduce Brocade’s financial flexibility. In addition, any negative changes by rating agencies to Brocade’s credit rating may negatively impact the value and liquidity of Brocade’s debt and equity securities and Brocade’s ability to access sources of capital.

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

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1*/**	Form of Market Stock Unit, as of November 28, 2011

10.2*/**	Sales Leader Plan, approved as of October 28, 2011 and then clarified as of December 21, 2011

10.3*/**	Rev It Up Plan, approved as of October 25, 2011 and then clarified as of January 23, 2012

31.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management compensatory plan, contract or arrangement.
**	Filed herewith.
***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brocade Communications Systems, Inc.

Date: March 2, 2012	By:	/s/ Daniel W. Fairfax
Daniel W. Fairfax Chief Financial Officer and Vice President, Finance