Form 10-Q
period 2012-04-28
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2012-06-01
CIK 1009626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 28, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 25, 2012 was 450,066,045 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED APRIL 28, 2012

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
	(In thousands, except per share amounts)
Net revenues
Product	$456,104	$457,495	$932,406	$914,524
Service	87,335	90,869	171,675	179,596
Total net revenues	543,439	548,364	1,104,081	1,094,120
Cost of revenues
Product	164,177	171,075	339,584	348,691
Service	42,180	48,680	82,646	95,937
Total cost of revenues	206,357	219,755	422,230	444,628
Gross margin	337,082	328,609	681,851	649,492
Operating expenses:
Research and development	92,931	91,941	182,250	183,349
Sales and marketing	158,855	156,979	311,543	309,646
General and administrative	18,790	18,469	37,140	36,559
Legal fees associated with indemnification obligations and other related costs, net	—	—	—	124
Amortization of intangible assets	14,737	15,023	29,730	31,213
Total operating expenses	285,313	282,412	560,663	560,891
Income from operations	51,769	46,197	121,188	88,601
Interest expense	(12,729)	(20,745)	(25,775)	(42,291)
Interest and other income (loss), net	(452)	16	(1,448)	359
Income before income tax benefit	38,588	25,468	93,965	46,669
Income tax benefit	(708)	(611)	(3,915)	(6,328)
Net income	$39,296	$26,079	$97,880	$52,997
Net income per share — basic	$0.09	$0.06	$0.22	$0.11
Net income per share — diluted	$0.08	$0.05	$0.21	$0.11
Shares used in per share calculation — basic	457,541	473,209	455,017	469,158
Shares used in per share calculation — diluted	476,848	501,511	472,793	496,338

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	April 28, 2012	October 29, 2011
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$544,339	$414,202
Short-term investments	797	774
Total cash, cash equivalents and short-term investments	545,136	414,976
Accounts receivable, net of allowances for doubtful accounts of $1,144 and $1,388 at April 28, 2012 and October 29, 2011, respectively	217,837	249,141
Inventories	81,551	74,172
Deferred tax assets	62,014	53,604
Prepaid expenses and other current assets	52,277	52,308
Total current assets	958,815	844,201
Property and equipment, net	527,226	532,384
Goodwill	1,625,931	1,630,967
Intangible assets, net	160,164	214,697
Non-current deferred tax assets	200,535	210,028
Other assets	40,341	42,031
Total assets	$3,513,012	$3,474,308
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$102,699	$109,471
Accrued employee compensation	129,901	118,298
Deferred revenue	207,084	201,421
Current liabilities associated with facilities lease losses	875	1,456
Current portion of long-term debt	17,330	40,539
Other accrued liabilities	95,245	94,802
Total current liabilities	553,134	565,987
Long-term debt, net of current portion	652,365	748,904
Non-current liabilities associated with facilities lease losses	2,122	2,496
Non-current deferred revenue	71,018	69,024
Non-current income tax liability	48,772	63,593
Other non-current liabilities	10,175	10,166
Total liabilities	1,337,586	1,460,170
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 457,753 and 448,022 shares at April 28, 2012 and October 29, 2011, respectively	458	448
Additional paid-in capital	2,051,063	1,984,830
Accumulated other comprehensive loss	(14,831)	(11,996)
Retained earnings	138,736	40,856
Total stockholders’ equity	2,175,426	2,014,138
Total liabilities and stockholders’ equity	$3,513,012	$3,474,308
See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	April 28, 2012	April 30, 2011
	(In thousands)
Cash flows from operating activities:
Net income	$97,880	$52,997
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax (benefits) detriments from stock-based compensation	(1,332)	877
Depreciation and amortization	97,524	104,233
Loss on disposal of property and equipment	296	1,910
Amortization of debt issuance costs and original issue discount	2,626	9,195
Net gains on investments	(24)	(10)
Provision for doubtful accounts receivable and sales allowances	5,864	5,071
Non-cash compensation expense	45,677	42,436
Changes in assets and liabilities:
Accounts receivable	25,440	24,031
Inventories	(7,379)	(17,664)
Prepaid expenses and other assets	300	(6,907)
Deferred tax assets	192	(30)
Accounts payable	(6,689)	(10,253)
Accrued employee compensation	8,643	19,715
Deferred revenue	7,657	21,169
Other accrued liabilities	(8,401)	(11,976)
Liabilities associated with facilities lease losses	(955)	(2,853)
Net cash provided by operating activities	267,319	231,941
Cash flows from investing activities:
Purchases of short-term investments	—	(38)
Proceeds from maturities and sale of short-term investments	—	20
Proceeds from sale of subsidiary	35	—
Purchases of property and equipment	(38,269)	(50,575)
Net cash used in investing activities	(38,234)	(50,593)
Cash flows from financing activities:
Payment of principal related to the term loan	(120,000)	(98,640)
Payment of principal related to capital leases	(920)	(868)
Common stock repurchases	(25,066)	—
Proceeds from issuance of common stock	47,261	47,388
Excess tax benefits (detriments) from stock-based compensation	1,332	(877)
Net cash used in financing activities	(97,393)	(52,997)
Effect of exchange rate fluctuations on cash and cash equivalents	(1,555)	1,227
Net increase in cash and cash equivalents	130,137	129,578
Cash and cash equivalents, beginning of period	414,202	333,984
Cash and cash equivalents, end of period	$544,339	$463,562
Supplemental disclosures of cash flow information:
Cash paid for interest	$23,568	$32,238
Cash paid for income taxes	$474	$2,591
See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
Brocade Communications Systems, Inc. (“Brocade” or the “Company”) has prepared the accompanying Condensed Consolidated Financial Statements pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The October 29, 2011 Condensed Consolidated Balance Sheet was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2011.
The accompanying Condensed Consolidated Financial Statements are unaudited but, in the opinion of the Company's management, reflect all adjustments, including normal recurring adjustments, that management considers necessary for a fair presentation of these Condensed Consolidated Financial Statements. The results for the interim periods presented are not necessarily indicative of the results for the full fiscal year or any other future period.
The Company's fiscal year is 52 or 53 weeks ending on the last Saturday in October. Fiscal year 2012 is a 52-week fiscal year, and the second quarter of 2012 was a 13-week quarter. Fiscal year 2011 was a 52-week year, and the second quarter of 2011 was a 13-week quarter.
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

2. Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies for the six months ended April 28, 2012 as compared to the significant accounting policies disclosed in Brocade’s Annual Report on Form 10-K for the fiscal year ended October 29, 2011.
Recent Accounting Pronouncements
There have been no new accounting pronouncements during the six months ended April 28, 2012, as compared to the recent accounting pronouncements disclosed in Brocade’s Annual Report on Form 10-K for the fiscal year ended October 29, 2011, that are expected to have a material impact on the Company's financial position, results of operations, cash flows or disclosure requirements.
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

A majority of the Company’s accounts receivable balance is derived from sales to original equipment manufacturer (“OEM”) partners in the computer storage and server industry. As of April 28, 2012, three customers accounted for 20%, 12% and 11%, respectively, of total accounts receivable, for a combined total of 43% of total accounts receivable. As of October 29, 2011, two customers accounted for 16% and 14%, respectively, of total accounts receivable, for a combined total of 30% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances, and other allowances.
For the three months ended April 28, 2012, four customers accounted for 20%, 15%, 13% and 10%, respectively, of the Company’s total net revenues for a combined total of 58% of total net revenues. For the three months ended April 30, 2011, four customers accounted for 15%, 14%, 13% and 11%, respectively, of the Company’s total net revenues for a combined total of 53% of total net revenues.
The Company currently relies on single and limited sources for multiple key components used in the manufacture of its products. Additionally, the Company relies on multiple contract manufacturers (“CMs”) for the manufacturing of its products. Although the Company uses standard parts and components for its products where possible, the Company’s CMs currently purchase, on the Company's behalf, several key product components from single or limited supplier sources.

3. Goodwill and Intangible Assets
The following table summarizes goodwill activity by reportable segment for the six months ended April 28, 2012 (in thousands):

	Data Storage Products	Ethernet Products	Global Services	Total
Balance at October 29, 2011
Goodwill	$176,968	$1,344,415	$155,416	$1,676,799
Accumulated impairment losses	—	(45,832)	—	(45,832)
	176,968	1,298,583	155,416	1,630,967
Tax and other adjustments during the six months ended April 28, 2012 (1)	(8)	(5,028)	—	(5,036)
Balance at April 28, 2012
Goodwill	176,960	1,339,387	155,416	1,671,763
Accumulated impairment losses	—	(45,832)	—	(45,832)
	$176,960	$1,293,555	$155,416	$1,625,931

(1)	The goodwill adjustments during the six months ended April 28, 2012 were primarily a result of tax benefits from the exercise of stock awards of acquired companies.
The Company conducts its goodwill impairment test annually, as of the first day of the second fiscal quarter, or whenever events or changes in facts and circumstances indicate that the fair value of the reporting unit may be less than its carrying amount. For the annual goodwill impairment test, the Company uses the income approach, the market approach, or a combination thereof, to determine each reporting unit’s fair value. The income approach provides an estimate of fair value based on discounted expected future cash flows (“DCF”). The market approach provides an estimate of fair value using various prices or market multiples applied to the reporting unit’s operating results and then applying an appropriate control premium. During the fiscal year 2012 annual goodwill impairment test, the Company used a combination of approaches to estimate each reporting unit’s fair value. The Company believed that at the time of impairment testing performed in second fiscal quarter of 2012, the income approach and the market approach were equally representative of a reporting unit’s fair value.

Determining the fair value of a reporting unit or an intangible asset requires judgment and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions it believes to be reasonable, but inherently uncertain. Estimates and assumptions with respect to the determination of the fair value of its reporting units using the income approach include, among other inputs:

•	The Company’s operating forecasts;

•	Revenue growth rates; and

•	Risk-commensurate discount rates and costs of capital.
The Company’s estimates of revenues and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our regular long-range planning process. The control premium used in market or combined approaches is determined by considering control premiums offered as part of the acquisitions that have occurred in the reporting units’ comparable market segments. Based on the results of the annual goodwill impairment analysis performed during the second fiscal quarter of 2012, the Company determined that no impairment needed to be recorded.
Intangible assets other than goodwill are amortized on a straight-line basis over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The following tables present details of the Company’s intangible assets (in thousands, except for weighted-average remaining useful life):

April 28, 2012	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$10,441	$10,430	$11	$0.67
Core/developed technology	337,858	270,658	67,200	1.46
Customer relationships	352,581	259,628	92,953	1.52
Total intangible assets	$700,880	$540,716	$160,164	$1.50

October 29, 2011	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$10,441	$10,422	$19	$1.17
Core/developed technology	337,858	245,855	92,003	2.04
Customer relationships	352,581	229,906	122,675	2.12
Total intangible assets	$700,880	$486,183	$214,697	$2.08
The following table presents the amortization of intangible assets included on the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Cost of revenues	$10,713	$14,466	$24,803	$28,933
Operating expenses	14,737	15,023	29,730	31,213
Total	$25,450	$29,489	$54,533	$60,146

The following table presents the estimated future amortization of intangible assets as of April 28, 2012 (in thousands):

Fiscal Year	Estimated Future Amortization
2012 (remaining six months)	$50,899
2013	93,109
2014	16,156
Total	$160,164

4. Balance Sheet Details
The following table provides details of selected balance sheet items (in thousands):

	April 28, 2012	October 29, 2011
Inventories:
Raw materials	$22,282	$25,535
Finished goods	59,269	48,637
Total	$81,551	$74,172

	April 28, 2012	October 29, 2011
Property and equipment, net:
Computer equipment and software	$55,835	$55,175
Engineering and other equipment	385,017	357,827
Furniture and fixtures (1)	30,098	29,195
Leasehold improvements	25,695	23,793
Land and building (2)	384,666	384,666
Subtotal	881,311	850,656
Less: Accumulated depreciation and amortization (3)	(354,085)	(318,272)
Total	$527,226	$532,384

(1)     Furniture and fixtures include the following amounts under leases as of April 28, 2012 and October 29, 2011 (in thousands):

	April 28, 2012	October 29, 2011
Cost	$10,613	$10,613
Accumulated depreciation	(2,889)	(2,131)
Total	$7,724	$8,482

(2)    In connection with the purchase of the property located in San Jose, California, the Company obtained a four-year option to purchase a fourth unimproved approximate four acre parcel for a fixed price of approximately $26.0 million as well as a right of first offer to purchase this parcel. The option needed to be exercised no less than six months before the option expiration date on May 22, 2012. As of April 28, 2012, the Company retained the right of first offer, however, the Company elected to not exercise the option and it terminated in November 2011.

(3)    The following table presents the depreciation and amortization of property and equipment included on the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Depreciation expense	$21,969	$22,222	$42,991	$44,087

5. Fair Value Measurements
The Company applies fair value measurements for both financial and nonfinancial assets and liabilities. The Company has no nonfinancial assets and liabilities that are required to be measured at fair value on a recurring basis as of April 28, 2012.
The Company did not elect to measure any eligible financial instruments at fair value as April 28, 2012 and October 29, 2011.
Fair Value Hierarchy
The Company utilizes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Assets and liabilities measured and recorded at fair value on a recurring basis as of April 28, 2012 were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of April 28, 2012	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$238,958	$238,958	$—	$—
Corporate bonds	797	—	797	—
Derivative assets	742	—	742	—
Total assets measured at fair value	$240,497	$238,958	$1,539	$—
Liabilities:
Derivative liabilities	$3,436	$—	$3,436	$—
Total liabilities measured at fair value	$3,436	$—	$3,436	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Assets and liabilities measured and recorded at fair value on a recurring basis as of October 29, 2011 were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of October 29, 2011	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$138,959	$138,959	$—	$—
Corporate bonds	774	—	774	—
Derivative assets	1,368	—	1,368	—
Total assets measured at fair value	$141,101	$138,959	$2,142	$—
Liabilities:
Derivative liabilities	$1,790	$—	$1,790	$—
Total liabilities measured at fair value	$1,790	$—	$1,790	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.
During the six months ended April 28, 2012, the Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.

6. Liabilities Associated with Facilities Lease Losses
The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary. The following table summarizes the activity related to the facilities lease loss reserve, net of expected sublease income (in thousands):

Lease Loss Reserve
Reserve balance at October 29, 2011	$3,952
Cash payments on facilities leases	(955)
Reserve balance at April 28, 2012	$2,997

Cash payments for facilities that are part of our lease loss reserve are expected to be paid over the respective lease terms through fiscal year 2017.

7. Borrowings
The following table provides details of the Company's long-term debt (in thousands):

				April 28, 2012		October 29, 2011
	Maturity	Stated Annual Interest Rate		Amount	Effective Interest Rate	Amount	Effective Interest Rate
Senior Secured Notes:
2018 Notes	2018		6.625%	$300,000	7.05%	$300,000	7.05%
2020 Notes	2020		6.875%	300,000	7.26%	300,000	7.26%
Senior Secured Credit Facility:
Term loan	2014	LIBOR+	2.25%	70,000	6.48%	190,000	4.41%
Capital lease obligations	2015		5.80%	5,863	5.80%	6,782	5.80%
Total long-term debt				675,863		796,782
Less:
Unamortized discount				6,168		7,339
Current portion of long-term debt				17,330		40,539
Total long-term debt, net of current portion				$652,365		$748,904

Senior Secured Notes
In January 2010, the Company issued $300 million in aggregate principal amount of senior secured notes due 2018 (the “2018 Notes”) and $300 million in aggregate principal amount of senior secured notes due 2020 (the “2020 Notes" and together with the 2018 Notes, the “Senior Secured Notes”). The senior secured notes bear interest payable semi-annually. No payments were made towards the principal of the senior secured notes during the six months ended April 28, 2012.
As of April 28, 2012 and October 29, 2011, the fair value of the Company’s senior secured notes was approximately $646 million and $626 million, respectively, estimated based on broker trading prices.
On or after January 2013, the Company may redeem all or a part of the 2018 Notes at the redemption prices set forth in the Indenture governing the 2018 Notes (the 2018 Indenture), plus accrued and unpaid interest and special interest, if any, to the applicable redemption date. In addition, at any time prior to January 2013, the Company may, on one or more than one occasion, redeem some or all of the 2018 Notes at any time at a redemption price equal to 100% of the principal amount of the 2018 Notes redeemed, plus a “make-whole” premium determined as of, and accrued and unpaid interest and special interest, if any, to the applicable redemption date. On or after January 2015, the Company may redeem all or a part of the 2020 Notes at the redemption prices set forth in the Indenture governing the 2020 Notes (the 2020 Indenture), plus accrued and unpaid interest and special interest, if any, to the applicable redemption date. In addition, at any time prior to January 2015, the Company may, on one or more than one occasion, redeem some or all of the 2020 Notes at any time at a redemption price equal to 100% of the principal amount of the 2020 Notes redeemed, plus a “make-whole” premium determined as of, and accrued and unpaid interest and special interest, if any, to the applicable redemption date. At any time prior to January 2013, the Company may also redeem up to 35% of the aggregate principal amount of the 2018 Notes and 2020 Notes, using the proceeds of certain qualified equity offerings, at the redemption prices set forth in the 2018 Indenture and the 2020 Indenture, respectively.
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
The Company may draw additional proceeds from the revolving credit facility in the future for ongoing working capital and other general corporate purposes. The term loan facility and revolving credit facility are referred to together as the “Senior Secured Credit Facility.” There were no principal amounts outstanding under the revolving credit facility as of April 28, 2012 and October 29, 2011.
During the six months ended April 28, 2012, the Company paid $120.0 million towards the principal of the term loan, $104.9 million of which were voluntary prepayments.
The Company believes that the carrying value of its Senior Secured Credit Facility approximates its fair value as the interest rate is based on a floating market rate.
Debt Maturities

Fiscal Year	Estimated Future Maturities
2012 (remaining six months)	$9,180
2013	18,448
2014	47,389
2015	846
2016	—
Thereafter	600,000
Total	$675,863

8. Commitments and Contingencies
Product Warranties
The Company’s accrued liability for estimated future warranty costs is included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the six months ended April 28, 2012 and April 30, 2011 (in thousands):

	Accrued Warranty
	Six Months Ended
	April 28, 2012	April 30, 2011
Beginning balance	$11,298	$5,980
Liabilities accrued for warranties issued during the period	4,640	3,502
Warranty claims paid and used during the period	(536)	(618)
Changes in liability for pre-existing warranties during the period	(1,040)	(991)
Ending balance	$14,362	$7,873

In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product, alone or potentially in combination with others, infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of April 28, 2012, there have been no known material events or circumstances that have resulted in a customer contract-related indemnification liability to the Company.
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
As of April 28, 2012, the Company’s aggregate commitment to the CMs for inventory components used in the manufacture of Brocade products was $218.7 million, which the Company expects to utilize during future normal ongoing operations, net of a purchase commitments reserve of $4.4 million. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal ongoing operations within the next twelve months.
Income Taxes
The Company has several ongoing income tax audits. For additional discussions, see Note 11, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements. The Company believes it has adequate reserves for all open tax years.

Legal Proceedings

Stockholder Litigation

In March 2012, a stockholder filed a complaint alleging that the proposal in Brocade’s proxy seeking additional shares for the 2009 Stock Plan pool was misleading and incomplete; the plaintiff claimed the right to enjoin the stockholders’ vote. In early April 2012, the plaintiff filed a motion for preliminary injunction seeking to enjoin the stockholders’ vote on the proposal. Brocade filed an opposition to the plaintiff’s motion for preliminary injunction. On April 10, 2012, the Court held a hearing and issued an order granting the plaintiff’s motion. On April 12, 2012, the Court entered a stipulation and order regarding settlement in which Brocade agreed to postpone the vote on the proposal at least seven days and to issue supplemental disclosures regarding the proposal. The supplemental disclosures were filed with the SEC on April 12, 2012. Brocade’s stockholders approved the proposal on April 20, 2012.

Intellectual Property Litigation
On June 21, 2005, Enterasys Networks, Inc. (“Enterasys”) filed a lawsuit against Foundry Networks, LLC (formerly Foundry Networks, Inc.) (“Foundry”) (and Extreme Networks, Inc.) in the United States District Court for the District of Massachusetts alleging that certain of Foundry’s products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. The Court severed the claims against Extreme from the claims against Foundry for trial, and Enterasys subsequently added Brocade as a defendant. On August 28, 2007, the Court granted Foundry’s motion to stay the case based on petitions that Foundry had filed with the United States Patent and Trademark Office (“USPTO”) in 2007 for reexamination of five of the six Enterasys patents. Two of the patents received final rejections during their respective reexaminations, in which the USPTO held that the claims were invalid. The USPTO has issued reexamination certificates for the remaining three patents undergoing reexamination indicating that the patents were valid over the references that had been submitted. Meanwhile, on May 21, 2010, the Court lifted the stay of the litigation, and Enterasys subsequently dropped from the litigation the two invalid patents. Accordingly, four patents remain at issue in the litigation. No trial date has been set.

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
On August 4, 2010, Brocade and Foundry (“Plaintiffs”) filed a lawsuit against A10 Networks, Inc. (“A10”), A10’s founder and other individuals in the United States District Court for the Northern District of California. On October 29, 2010, Plaintiffs filed an amended complaint. In the amended complaint, Brocade alleged that A10 and the individual defendants have misappropriated Plaintiff’s trade secrets, infringed copyrighted works, interfered with existing contracts between the Plaintiffs and their employees, breached contracts, breached their fiduciary duties and duties of loyalty, and that certain of A10’s products infringe 13 of Brocade’s patents. Brocade is seeking injunctive relief, as well as monetary damages. On May 16, 2011, A10 filed an answer and counterclaim alleging that certain of Brocade’s products infringe a patent recently acquired by A10 and seeking injunctive relief, as well as unspecified damages. In addition, A10 filed petitions with the USPTO to have each of 13 of the patents reexamined, in view of prior art that A10 alleges invalidates the patents. The petitions were granted, and reexaminations of the patents are in progress. On January 6, 2012, the Court granted Brocade’s summary judgment motion of non-infringement of the A10 patent. Trial on Brocade’s claims against A10 and the individual defendants is scheduled for July 16, 2012.
On September 9, 2011, A10 filed a lawsuit against Brocade in the United States District Court for the Northern District of California. A10 alleged that certain of Brocade’s products infringed two patents acquired by A10. After Brocade moved to dismiss the complaint, A10 dismissed one of its patents-in-suit, leaving only one patent at issue. In lieu of answering the complaint, Brocade filed a new motion to dismiss the complaint. Trial is scheduled for May 2013.

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
Foreign Currency Exchange Rate Risk
A majority of the Company’s revenue, expense and capital purchasing activities is transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to its operations for the six months ended April 28, 2012 were the Chinese yuan, the euro, the Japanese yen, the Indian rupee, the British pound, the Singapore dollar and the Swiss franc. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. The Company has established a foreign currency risk management program to protect against fluctuations in the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not always entirely eliminate, the impact of foreign currency exchange rate movements. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward and option contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. Net gains (losses) relating to the effective portion of foreign currency derivatives recorded in the condensed consolidated statements of income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Cost of revenues	$(217)	$186	$(412)	$286
Research and development	(181)	186	(346)	186
Sales and marketing	(1,321)	1,354	(2,384)	1,923
General and administrative	(90)	130	(165)	130
Total	$(1,809)	$1,856	$(3,307)	$2,525
The net foreign currency exchange gains and losses recorded as part of “Interest and other income (loss), net” were losses of $0.2 million and $1.4 million for the three and six months ended April 28, 2012, respectively, and gains of $0.3 million and $0.5 million for the three and six months ended April 30, 2011, respectively.
Gross unrealized loss positions are recorded within “Other accrued liabilities” and “Other non-current liabilities,” and gross unrealized gain positions are recorded within “Prepaid expenses and other current assets.” As of April 28, 2012, the Company had gross unrealized loss positions of $3.3 million and $0.1 million, and gross unrealized gain positions of $0.7 million included in “Other accrued liabilities,” “Other non-current liabilities” and “Prepaid expenses and other current assets,” respectively. Effective cash flow hedges are reported as a component of accumulated other comprehensive loss. Ineffective cash flow hedges are included in the Company’s net income as part of “Interest and other income (loss), net.” The amount recorded was not significant.

Volume of Derivative Activity
Total gross notional amounts, presented by currency, are as follows (in thousands):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In United States Dollars	As of April 28, 2012	As of October 29, 2011	As of April 28, 2012	As of October 29, 2011
Euro	$38,313	$57,935	$—	$—
British pound	19,258	25,282	—	—
Indian rupee	17,862	—	—	—
Singapore dollar	12,162	16,136	—	—
Japanese yen	11,797	17,957	—	—
Swiss franc	9,407	13,060	3,998	5,012
Total	$108,799	$130,370	$3,998	$5,012

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

10. Stock-Based Compensation
Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Cost of revenues	$4,596	$4,167	$8,971	$7,027
Research and development	5,603	5,111	10,631	9,394
Sales and marketing	10,687	9,619	20,463	18,411
General and administrative	2,972	3,633	5,612	7,604
Total stock-based compensation	$23,858	$22,530	$45,677	$42,436

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended		Six Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Stock options, including variable options	$455	$1,553	$730	$2,648
Restricted stock awards and restricted stock units (“RSUs”)	19,650	13,510	36,721	25,383
Employee stock purchase plan (“ESPP”)	3,753	7,467	8,226	14,405
Total stock-based compensation	$23,858	$22,530	$45,677	$42,436

The following table presents unrecognized compensation expense, net of estimated forfeitures, of the Company’s equity compensation plans as of April 28, 2012, which is expected to be recognized over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$1,358	0.74
RSUs	$76,046	1.72
ESPP	$5,448	0.82

The following table presents details on grants made by the Company for the following periods:

	Six Months Ended		Six Months Ended
	April 28, 2012		April 30, 2011
	Granted (in thousands)	Weighted-Average Grant Date Fair Value	Granted (in thousands)	Weighted-Average Grant Date Fair Value
Stock options	160	$2.39	243	$2.23
RSUs	1,491	$5.60	3,763	$5.33
The total intrinsic value of stock options exercised for the six months ended April 28, 2012 and April 30, 2011 was $19.8 million and $28.5 million, respectively.
11. Income Taxes
For the three and six months ended April 28, 2012, the Company recorded an income tax benefit of $0.7 million and $3.9 million, respectively, primarily due to a discrete benefit from net reserve releases of settling the federal research and development tax credit for fiscal years 2009 and 2010 with the Internal Revenue Service ("IRS"), closing the IRS audits for fiscal years 2004 through 2006, settling Foundry's 2006 and 2007 California franchise tax audit, and releases from expiring statutes of limitations, offset by a decrease to the federal research and development tax credit which expired on December 31, 2011.
For the three and six months ended April 30, 2011, the Company recorded an income tax benefit of $0.6 million and $6.3 million, respectively, primarily due to a discrete benefit from the retroactive reinstatement of the federal research and development tax credit for calendar year 2011, as a result of the Tax Relief Act enacted on December 17, 2010, and reserve releases from the settlement of certain issues with the IRS regarding the Company's fiscal years 2007 and 2008 audits.
The total amount of unrecognized tax benefits of $105.0 million as of April 28, 2012 would affect the Company’s effective tax rate, if recognized. Although the timing of the closure of audits is highly uncertain, it is reasonably possible that the balance of unrecognized tax benefits could significantly change during fiscal year 2012.
The IRS and other tax authorities regularly examine the Company's income tax returns. The IRS is currently examining fiscal years 2009 and 2010. In addition, the Company is under negotiations with the Appeals division of the IRS on transfer pricing issues for fiscal years 2007 and 2008, and in discussion with foreign tax authorities to obtain correlative relief on transfer pricing adjustments settled with the IRS. We believe that our reserves for unrecognized tax benefits are adequate for all open tax years. The timing of the resolution of income tax examinations, as well as the amounts and timing of related settlements, is highly uncertain. The Company believes that before the end of fiscal year 2012, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. As such, after we reach settlement with the tax authorities, we expect to record a corresponding adjustment to our unrecognized tax benefits. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential decreases in underlying uncertain tax positions is between $0 and $10 million in the next twelve months.

The Company believes that sufficient positive evidence exists from historical operations and projections of taxable income in future years to conclude that it is more likely than not that the Company will realize its deferred tax assets. Accordingly, the Company applies a valuation allowance only on the deferred tax assets relating to capital loss carryforwards, due to limited carryforward periods and the character of such tax attributes. The Governor of the State of California and the California state legislature have introduced tax proposals affecting future state income tax apportionment that may have a significant impact on our ability to realize certain California deferred tax assets. We will reevaluate the realization of these California deferred tax assets if and when the current law changes.

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
Financial decisions and the allocation of resources are based on the information from the Company’s internal management reporting system. The Company does not track its assets by operating segments. The majority of the Company’s assets as of April 28, 2012 were attributable to its United States operations.
Summarized financial information by reportable segment for the three and six months ended April 28, 2012 and April 30, 2011, based on the internal management reporting system, is as follows (in thousands):

	Data Storage Products	Ethernet Products	Global Services	Total
Three months ended April 28, 2012
Net revenues	$342,922	$113,182	$87,335	$543,439
Cost of revenues	90,357	73,820	42,180	206,357
Gross margin	$252,565	$39,362	$45,155	$337,082
Three months ended April 30, 2011
Net revenues	$328,836	$128,659	$90,869	$548,364
Cost of revenues	97,831	73,244	48,680	219,755
Gross margin	$231,005	$55,415	$42,189	$328,609
Six months ended April 28, 2012
Net revenues	$695,794	$236,612	$171,675	$1,104,081
Cost of revenues	186,195	153,389	82,646	422,230
Gross margin	$509,599	$83,223	$89,029	$681,851
Six months ended April 30, 2011
Net revenues	$659,739	$254,785	$179,596	$1,094,120
Cost of revenues	198,303	150,388	95,937	444,628
Gross margin	$461,436	$104,397	$83,659	$649,492

13. Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Basic net income per share
Net income	$39,296	$26,079	$97,880	$52,997
Weighted-average shares used in computing basic net income per share	457,541	473,209	455,017	469,158
Basic net income per share	$0.09	$0.06	$0.22	$0.11
Diluted net income per share
Net income	$39,296	$26,079	$97,880	$52,997
Weighted-average shares used in computing basic net income per share	457,541	473,209	455,017	469,158
Dilutive potential common shares in the form of stock options	9,112	15,967	9,501	16,168
Dilutive potential common shares in the form of other share based awards	10,195	12,335	8,275	11,012
Weighted-average shares used in computing diluted net income per share	476,848	501,511	472,793	496,338
Diluted net income per share	$0.08	$0.05	$0.21	$0.11
Antidilutive potential common shares in the form of (1)
Stock options	14,750	18,630	17,284	21,556
Other share based awards	108	403	592	771

(1)	These amounts are excluded from the computation of diluted net income per share.
14. Comprehensive Income
The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Net income	$39,296	$26,079	$97,880	$52,997
Other comprehensive income (loss):
Change in net unrealized gains (losses) on cash flow hedges	1,486	1,967	(1,359)	(865)
Change in cumulative translation adjustments	84	1,350	(1,476)	1,204
Total comprehensive income	$40,866	$29,396	$95,045	$53,336

15. Guarantor and Non-Guarantor Subsidiaries
On January 20, 2010, the Company issued in total $600.0 million aggregate principal amount of its senior secured notes. The Company's obligations under the senior secured notes are guaranteed by certain of the Company's domestic subsidiaries (the “Subsidiary Guarantors”). Each of the Subsidiary Guarantors is 100% owned by the Company and all guarantees are joint and several. The senior secured notes are not guaranteed by certain of the Company's domestic subsidiaries and all of the Company’s foreign subsidiaries (the “Non-Guarantor Subsidiaries”).

Pursuant to the terms of the senior secured notes, the guarantees are full and unconditional, but are subject to release under the following circumstances:

•	upon the sale of the subsidiary or all or substantially all of its assets;

•
upon the discharge of the guarantees under the credit facility or other debt provided that the credit facility has been paid in full and the applicable series of senior secured notes have an investment grade rating from both Standard & Poor's and Moody's;

•	upon designation of the subsidiary as an “unrestricted subsidiary” under the applicable Indenture;

•	upon the merger, consolidation or liquidation of the subsidiary into another subsidiary guarantor; and

•	upon legal or covenant defeasance or the discharge of the Company's obligations under the applicable indenture.
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
The following is the condensed consolidated balance sheet as of April 28, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash, cash equivalents and short-term investments	$186,562	$3,585	$354,989	$—	$545,136
Accounts receivable, net	146,108	(1,696)	73,425	—	217,837
Inventories	59,350	—	22,201	—	81,551
Intercompany receivables	—	453,449	—	(453,449)	—
Other current assets	100,360	696	11,529	1,706	114,291
Total current assets	492,380	456,034	462,144	(451,743)	958,815
Property and equipment, net	454,602	54,667	17,957	—	527,226
Investment in subsidiaries	1,283,055	—	—	(1,283,055)	—
Other non-current assets	1,490,192	535,525	1,254	—	2,026,971
Total assets	$3,720,229	$1,046,226	$481,355	$(1,734,798)	$3,513,012
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$85,280	$363	$17,056	$—	$102,699
Current portion of long-term debt	17,330	—	—	—	17,330
Intercompany payables	406,451	—	46,998	(453,449)	—
Other current liabilities	292,135	13,823	125,441	1,706	433,105
Total current liabilities	801,196	14,186	189,495	(451,743)	553,134
Long-term debt, net of current portion	652,365	—	—	—	652,365
Other non-current liabilities	91,242	216	40,629	—	132,087
Total liabilities	1,544,803	14,402	230,124	(451,743)	1,337,586
Total stockholders’ equity	2,175,426	1,031,824	251,231	(1,283,055)	2,175,426
Total liabilities and stockholders’ equity	$3,720,229	$1,046,226	$481,355	$(1,734,798)	$3,513,012

The following is the condensed consolidated balance sheet as of October 29, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash, cash equivalents and short-term investments	$101,367	$2,301	$311,308	$—	$414,976
Accounts receivable, net	157,839	(2,149)	93,451	—	249,141
Inventories	50,000	—	24,172	—	74,172
Intercompany receivables	—	446,455	—	(446,455)	—
Other current assets	87,495	805	15,609	2,003	105,912
Total current assets	396,701	447,412	444,540	(444,452)	844,201
Property and equipment, net	460,347	55,594	16,443	—	532,384
Investment in subsidiaries	1,285,356	—	—	(1,285,356)	—
Other non-current assets	1,506,086	590,318	1,319	—	2,097,723
Total assets	$3,648,490	$1,093,324	$462,302	$(1,729,808)	$3,474,308
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$85,700	$376	$23,395	$—	$109,471
Current portion of long-term debt	40,539	—	—	—	40,539
Intercompany payables	377,228	—	69,227	(446,455)	—
Other current liabilities	276,982	17,261	119,731	2,003	415,977
Total current liabilities	780,449	17,637	212,353	(444,452)	565,987
Long-term debt, net of current portion	748,904	—	—	—	748,904
Other non-current liabilities	104,999	580	39,700	—	145,279
Total liabilities	1,634,352	18,217	252,053	(444,452)	1,460,170
Total stockholders’ equity	2,014,138	1,075,107	210,249	(1,285,356)	2,014,138
Total liabilities and stockholders’ equity	$3,648,490	$1,093,324	$462,302	$(1,729,808)	$3,474,308

The following is the condensed consolidated statement of income for the three months ended April 28, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$352,760	$1,250	$189,429	$—	$543,439
Intercompany revenues	13,947	—	7,349	(21,296)	—
Total net revenues	366,707	1,250	196,778	(21,296)	543,439
Cost of revenues	141,052	10,852	51,546	2,907	206,357
Intercompany cost of revenues	(6,792)	—	28,088	(21,296)	—
Total cost of revenues	134,260	10,852	79,634	(18,389)	206,357
Gross margin (loss)	232,447	(9,602)	117,144	(2,907)	337,082
Operating expenses	216,870	15,162	56,188	(2,907)	285,313
Intercompany operating expenses	(30,169)	(6,539)	36,708	—	—
Total operating expenses	186,701	8,623	92,896	(2,907)	285,313
Income (loss) from operations	45,746	(18,225)	24,248	—	51,769
Other income (expense)	(12,915)	(111)	(155)	—	(13,181)
Income (loss) before income tax provision (benefit) and equity in net earnings (losses) of subsidiaries	32,831	(18,336)	24,093	—	38,588
Income tax provision (benefit)	(2,565)	—	1,857	—	(708)
Equity in net earnings (losses) of subsidiaries	3,900	—	—	(3,900)	—
Net income (loss)	$39,296	$(18,336)	$22,236	$(3,900)	$39,296
The following is the condensed consolidated statement of income for the three months ended April 30, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$321,440	$7,417	$219,507	$—	$548,364
Intercompany revenues	29,958	427	7,598	(37,983)	—
Total net revenues	351,398	7,844	227,105	(37,983)	548,364
Cost of revenues	137,612	22,552	55,917	3,674	219,755
Intercompany cost of revenues	6,909	—	31,074	(37,983)	—
Total cost of revenues	144,521	22,552	86,991	(34,309)	219,755
Gross margin (loss)	206,877	(14,708)	140,114	(3,674)	328,609
Operating expenses	219,252	12,591	54,243	(3,674)	282,412
Intercompany operating expenses	(35,607)	(6,472)	42,079	—	—
Total operating expenses	183,645	6,119	96,322	(3,674)	282,412
Income (loss) from operations	23,232	(20,827)	43,792	—	46,197
Other income (expense)	(20,112)	312	(929)	—	(20,729)
Income (loss) before income tax provision (benefit) and equity in net earnings (losses) of subsidiaries	3,120	(20,515)	42,863	—	25,468
Income tax provision (benefit)	(2,888)	11	2,266	—	(611)
Equity in net earnings (losses) of subsidiaries	20,071	—	—	(20,071)	—
Net income (loss)	$26,079	$(20,526)	$40,597	$(20,071)	$26,079

The following is the condensed consolidated statement of income for the six months ended April 28, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$692,904	$2,739	$408,438	$—	$1,104,081
Intercompany revenues	24,607	—	14,069	(38,676)	—
Total net revenues	717,511	2,739	422,507	(38,676)	1,104,081
Cost of revenues	272,188	27,988	116,924	5,130	422,230
Intercompany cost of revenues	(15,166)	—	53,842	(38,676)	—
Total cost of revenues	257,022	27,988	170,766	(33,546)	422,230
Gross margin (loss)	460,489	(25,249)	251,741	(5,130)	681,851
Operating expenses	415,125	30,489	120,179	(5,130)	560,663
Intercompany operating expenses	(66,925)	(12,561)	79,486	—	—
Total operating expenses	348,200	17,928	199,665	(5,130)	560,663
Income (loss) from operations	112,289	(43,177)	52,076	—	121,188
Other income (expense)	(23,197)	(106)	(3,920)	—	(27,223)
Income (loss) before income tax provision (benefit) and equity in net earnings (losses) of subsidiaries	89,092	(43,283)	48,156	—	93,965
Income tax provision (benefit)	(8,122)		4,207	—	(3,915)
Equity in net earnings (losses) of subsidiaries	666	—	—	(666)	—
Net income (loss)	$97,880	$(43,283)	$43,949	$(666)	$97,880
The following is the condensed consolidated statement of income for the six months ended April 30, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$648,360	$14,881	$430,879	$—	$1,094,120
Intercompany revenues	60,976	1,204	15,310	(77,490)	—
Total net revenues	709,336	16,085	446,189	(77,490)	1,094,120
Cost of revenues	277,349	43,207	116,801	7,271	444,628
Intercompany cost of revenues	13,084	—	64,406	(77,490)	—
Total cost of revenues	290,433	43,207	181,207	(70,219)	444,628
Gross margin (loss)	418,903	(27,122)	264,982	(7,271)	649,492
Operating expenses	432,134	28,820	107,208	(7,271)	560,891
Intercompany operating expenses	(77,793)	(12,853)	90,646	—	—
Total operating expenses	354,341	15,967	197,854	(7,271)	560,891
Income (loss) from operations	64,562	(43,089)	67,128	—	88,601
Other income (expense)	(41,297)	(426)	(209)	—	(41,932)
Income (loss) before income tax provision (benefit) and equity in net earnings (losses) of subsidiaries	23,265	(43,515)	66,919	—	46,669
Income tax provision (benefit)	(10,648)	11	4,309	—	(6,328)
Equity in net earnings (losses) of subsidiaries	19,084	—	—	(19,084)	—
Net income (loss)	$52,997	$(43,526)	$62,610	$(19,084)	$52,997

The following is the condensed consolidated statement of cash flows for the six months ended April 28, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$215,395	$1,260	$50,664	$—	$267,319
Cash flows from investing activities:
Proceeds from sale of subsidiary	35	—	—	—	35
Purchases of property and equipment	(32,841)	—	(5,428)	—	(38,269)
Net cash used in investing activities	(32,806)	—	(5,428)	—	(38,234)
Cash flows from financing activities:
Payment of principal related to the term loan	(120,000)	—	—	—	(120,000)
Payment of principal related to capital leases	(920)	—	—	—	(920)
Common stock repurchases	(25,066)	—	—	—	(25,066)
Proceeds from issuance of common stock	47,261	—	—	—	47,261
Excess tax benefits from stock-based compensation	1,332	—	—	—	1,332
Net cash used in financing activities	(97,393)	—	—	—	(97,393)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(1,555)	—	(1,555)
Net increase in cash and cash equivalents	85,196	1,260	43,681	—	130,137
Cash and cash equivalents, beginning of period	101,366	1,528	311,308	—	414,202
Cash and cash equivalents, end of period	$186,562	$2,788	$354,989	$—	$544,339
The following is the condensed consolidated statement of cash flows for the six months ended April 30, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$147,352	$3,067	$81,522	$—	$231,941
Cash flows from investing activities:
Purchases of short-term investments	—	(38)	—	—	(38)
Proceeds from maturities and sale of short-term investments	—	20	—	—	20
Purchases of property and equipment	(44,897)	(18)	(5,660)	—	(50,575)
Net cash used in investing activities	(44,897)	(36)	(5,660)	—	(50,593)
Cash flows from financing activities:
Payment of principal related to the term loan	(98,640)	—	—	—	(98,640)
Payment of principal related to capital leases	(868)	—	—	—	(868)
Proceeds from issuance of common stock	47,388	—	—	—	47,388
Excess tax benefits (detriments) from stock-based compensation	(1,044)	—	167	—	(877)
Net cash provided by (used in) financing activities	(53,164)	—	167	—	(52,997)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	1,227	—	1,227
Net increase in cash and cash equivalents	49,291	3,031	77,256	—	129,578
Cash and cash equivalents, beginning of period	23,455	6,907	303,622	—	333,984
Cash and cash equivalents, end of period	$72,746	$9,938	$380,878	$—	$463,562

16. Subsequent Events
On May 16, 2012, the Company’s Board of Directors approved a $500.0 million increase to the stock repurchase program, bringing the total remaining amount authorized for purchases to $623.9 million as of May 16, 2012.
Subsequent to April 28, 2012 and through June 1, 2012, the Company repurchased 8.7 million shares of its common stock for the total amount of $45.1 million under this stock repurchase program. The average price paid per share was $5.18.

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

Overview
We are a leading supplier of networking products and services for businesses and organizations of many types and sizes, including global enterprises, and service providers such as telecommunication firms, cable operators and mobile carriers. Our business model is focused on two key markets, namely our Data Storage business, where we offer storage area network ("SAN") backbones, directors, fabrics, switches, host bus adapters (“HBAs”), and server virtualization solutions, and our Ethernet business, where we offer modular and stackable solutions, Ethernet fabrics, converged network products, as well as application delivery, security and wireless solutions.
Growth opportunities in the Data Storage market are expected to be driven by key customer IT initiatives such as server virtualization, enterprise mobility, data center consolidation, migration to higher performance technologies and “cloud” computing initiatives. Our Ethernet business strategies are intended to increase new Ethernet accounts, and expand our market share. We plan to continue to support our Data Storage and Ethernet growth plans by enhancing our existing partnerships and forming new ones primarily through building out a two-tier distribution channel, through continuous innovation, new product introductions, and through investing in sales and marketing.
We continue to face multiple challenges, including aggressive price discounting from competitors, rapid adoption of new technologies by customers, the uncertainty in the worldwide macroeconomic climate and its impact on IT spending patterns globally, as well as the federal government spending in the United States. We are also cautious about the stability and health of certain international markets, including China and Europe, and current global and country specific dynamics, including inflationary risks in China and the continuing sovereign debt risk in Europe. These factors may impact our business and that of our partners. While the diversification of our business model helps mitigate the effect of some of these challenges and we expect IT spending levels to generally rise in the long-term, it is generally difficult to offset short-term reductions of IT spending.
We expect the number of Data Storage and Ethernet products we ship to fluctuate depending on the demand for our existing and recently introduced products, sales support for our products from our new distribution and resale partners as well as the timing of product transitions by our original equipment manufacturer (“OEM”) partners. The average selling prices per port for our Data Storage and Ethernet products have typically declined over time in the past and will likely continue to decline in the future.
Our plans for our operating cash flows are to build our cash balance, reduce our existing term loan and repurchase our stock to offset the dilutive effects of our equity award programs. From time-to-time we may also opportunistically repurchase our stock.
Results of Operations
Our results of operations for the three and six months ended April 28, 2012 and April 30, 2011 are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin for each segment, which is presented as a percentage of the respective segment net revenues.
Revenues. Our revenues are derived primarily from sales of our Data Storage products, Ethernet products, and Support and Services related to these products which we call Global Services.

Our total net revenues are summarized as follows (in thousands, except percentages):

	Three Months Ended
	April 28, 2012	% of Net Revenues	April 30, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Data Storage Products	$342,922	63.1%	$328,836	60.0%	$14,086	4.3%
Ethernet Products	113,182	20.8%	128,659	23.4%	(15,477)	(12.0)%
Global Services	87,335	16.1%	90,869	16.6%	(3,534)	(3.9)%
Total net revenues	$543,439	100.0%	$548,364	100.0%	$(4,925)	(0.9)%

	Six Months Ended
	April 28, 2012	% of Net Revenues	April 30, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Data Storage Products	$695,794	63.0%	$659,739	60.3%	$36,055	5.5%
Ethernet Products	236,612	21.4%	254,785	23.3%	(18,173)	(7.1)%
Global Services	171,675	15.6%	179,596	16.4%	(7,921)	(4.4)%
Total net revenues	$1,104,081	100.0%	$1,094,120	100.0%	$9,961	0.9%

The decrease in total net revenues for the three months ended April 28, 2012 compared to the three months ended April 30, 2011 was due to lower revenues from Ethernet products and Global Services offerings partially offset by higher Data Storage products revenues.

•
The increase in Data Storage product revenues for the period was driven by our high-end, higher bandwidth Director products in the three months ended April 28, 2012. The number of ports shipped during the three months ended April 28, 2012 decreased by 2%, offset by an increase of 6% in average selling price per port due to a favorable product mix shift;

•
The decrease in Ethernet product revenues was due to lower revenues from our enterprise and federal customers which was partially offset by higher revenues from our service provider customers. Our Ethernet business continued to be impacted by slower Federal spending and a more competitive Enterprise environment. In addition, Enterprise business revenue decreased due in part to the transition to a two-tier distribution channel model that adversely impacted sales volumes and average selling prices; and

•
The decrease in Global Services revenues was primarily attributed to the sale of Strategic Business Systems, Inc. (“SBS”), a wholly-owned subsidiary of the Company, which the Company sold during the fourth quarter of fiscal year 2011.

The increase in total net revenues for the six months ended April 28, 2012 compared to the six months ended April 30, 2011 reflects higher sales of our Data Storage products, partially offset by lower revenues from our Ethernet products and Global Services offerings.

•
The increase in Data Storage product revenues for the period was driven by our high-end, higher bandwidth Director and Switch products in the six months ended April 28, 2012. The number of ports shipped during the six months ended April 28, 2012 increased by 1%, and average selling price per port increased by 4%;

•
The decrease in Ethernet product revenues reflects lower revenues from our enterprise and federal customers. Our Ethernet business continued to be impacted by slower Federal spending and the competitive Enterprise environment. In addition, Enterprise business revenue decreased due in part to the transition to a two-tier distribution channel model that adversely impacted sales volumes and average selling prices; and

•	The decrease in Global Services revenues was primarily attributed to the sale of SBS, a wholly-owned subsidiary of the Company, which the Company sold during the fourth quarter of fiscal year 2011.

Our total net revenues by geographical area are summarized as follows (in thousands, except percentages):

	Three Months Ended
	April 28, 2012	% of Net Revenues	April 30, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$354,009	65.1%	$338,581	61.7%	$15,428	4.6%
Europe, the Middle East and Africa	109,985	20.2%	122,829	22.4%	(12,844)	(10.5)%
Asia Pacific	43,809	8.1%	56,557	10.3%	(12,748)	(22.5)%
Japan	23,985	4.4%	19,485	3.6%	4,500	23.1%
Canada, Central and South America	11,651	2.2%	10,912	2.0%	739	6.8%
Total net revenues	$543,439	100.0%	$548,364	100.0%	$(4,925)	(0.9)%

	Six Months Ended
	April 28, 2012	% of Net Revenues	April 30, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$695,643	63.0%	$663,247	60.6%	$32,396	4.9%
Europe, the Middle East and Africa	242,859	22.0%	262,865	24.0%	(20,006)	(7.6)%
Asia Pacific	99,398	9.0%	110,053	10.1%	(10,655)	(9.7)%
Japan	42,629	3.9%	36,425	3.3%	6,204	17.0%
Canada, Central and South America	23,552	2.1%	21,530	2.0%	2,022	9.4%
Total net revenues	$1,104,081	100.0%	$1,094,120	100.0%	$9,961	0.9%

International revenues decreased slightly as a percentage of total net revenues for the three and six months ended April 28, 2012 compared to the three and six months ended April 30, 2011 as a result of decreased product sales volumes in Europe, the Middle East and Africa (''EMEA'') and the Asia Pacific region. Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM partners take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM partners, but we believe that international revenues comprise a larger percentage of our total net revenues than the attributed revenues may indicate.
A significant portion of our revenues is concentrated among a relatively small number of OEM customers. For the three months ended April 28, 2012, four customers accounted for 20%, 15%, 13% and 10%, respectively, of the Company’s total net revenues for a combined total of 58% of total net revenues. For the three months ended April 30, 2011, four customers accounted for 15%, 14%, 13% and 11%, respectively, of the Company’s total net revenues for a combined total of 53% of total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM partners and to the United States ("U.S.") federal government and its individual agencies through our distributors. Therefore, the loss of, or a decrease in the level of sales to, or a change in the ordering pattern of any one of these customers could seriously harm our financial condition and results of operations.

Gross margin. Gross margin as stated below is indicated as a percentage of the respective segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues. Gross margin is summarized as follows (in thousands, except percentages):

	Three Months Ended
	April 28, 2012	% of Net Revenues	April 30, 2011	% of Net Revenues	Increase/ (Decrease)	% Points Change
Data Storage Products	$252,565	73.7%	$231,005	70.2%	$21,560	3.5%
Ethernet Products	39,362	34.8%	55,415	43.1%	(16,053)	(8.3)%
Global Services	45,155	51.7%	42,189	46.4%	2,966	5.3%
Total gross margin	$337,082	62.0%	$328,609	59.9%	$8,473	2.1%

	Six Months Ended
	April 28, 2012	% of Net Revenues	April 30, 2011	% of Net Revenues	Increase/ (Decrease)	% Points Change
Data Storage Products	$509,599	73.2%	$461,436	69.9%	$48,163	3.3%
Ethernet Products	83,223	35.2%	104,397	41.0%	(21,174)	(5.8)%
Global Services	89,029	51.9%	83,659	46.6%	5,370	5.3%
Total gross margin	$681,851	61.8%	$649,492	59.4%	$32,359	2.4%
For the three months ended April 28, 2012 compared to the three months ended April 30, 2011, total gross margin increased in absolute dollars and percentage due to an increase in margins on Data Storage products and Global Services offerings and a favorable mix due to the relative increased volume of Data Storage products which yield higher gross margins. This was partially offset by a decrease in margins on Ethernet products.
Gross margin percentage by reportable segment increased or decreased for the three months ended April 28, 2012 compared to the three months ended April 30, 2011 primarily due to the following factors (the percentages below reflect the impact on gross margin):

•
Data Storage gross margins relative to net revenues increased due to a 1.2% decrease in product costs relative to net revenues. Additionally, amortization of Data Storage related intangible assets decreased by 1.0% and other manufacturing costs decreased by 1.3%, both relative to net revenues;

•
Ethernet products gross margins relative to net revenues decreased due to a 2.3% increase in product costs relative to net revenues driven by the impact of lower average selling prices and product mix, a 5.0% increase in manufacturing costs overhead relative to lower revenues, which was offset partially by an improvement in excess and obsolescence inventory reserves. Additionally, amortization of Ethernet products related intangible assets increased by approximately 1.0%, relative to net revenues and;

•	Global Services gross margins relative to net revenues increased due to a 5.3% decrease in service and support costs, primarily from decreased headcount as a result of the sale of SBS.
For the six months ended April 28, 2012 compared to the six months ended April 30, 2011, total gross margin increased in absolute dollars and percentage due to an increase in margins on Data Storage products and Global Services offerings and a favorable mix due to the relative increased volume of Data Storage products which yield higher gross margins. This was partially offset by a decrease in margins on Ethernet products.

Gross margin percentage by reportable segment increased or decreased for the six months ended April 28, 2012 compared to the six months ended April 30, 2011 primarily due to the following factors (the percentages below reflect the impact on gross margin):

•
Data Storage gross margins relative to net revenues increased due to a 1.5% decrease in product costs relative to net revenues. Additionally, amortization of Data Storage related intangible assets decreased by 0.5% and other manufacturing costs relative to net revenues decreased by 1.3%;

•
Ethernet products gross margins relative to net revenues decreased due to a 2.1% increase in product costs relative to net revenues which includes primarily the impact of lower average selling prices and product mix, a 3.1% increase in other manufacturing costs overhead relative to lower revenues. which was offset partially by an improvement in excess and obsolescence inventory reserves. Additionally, amortization of Ethernet products related intangible assets and stock-based compensation increased relative to net revenues by 0.6%; and

•	Global Services gross margins relative to net revenues increased due to a 5.5% decrease in service and support costs, primarily from decreased headcount as a result of the sale of SBS.
Gross margin is primarily affected by the mix of products and service, the average selling price per port, number of ports shipped and cost of revenues. We believe that we have the ability to partially mitigate the effect of declines in average selling price per port on gross margins by reducing our product and manufacturing operations costs but may not be able to reduce these costs quickly or in sufficient amounts to offset the selling price declines.
Stock-based compensation expense. Stock-based compensation expense is summarized as follows (in thousands, except percentages):

	April 28, 2012	% of Net Revenues	April 30, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$23,858	4.4%	$22,530	4.1%	$1,328	5.9%
Six months ended	$45,677	4.1%	$42,436	3.9%	$3,241	7.6%
The increase in stock-based compensation expense for the three and six months ended April 28, 2012 compared to the three and six months ended April 30, 2011 was due to higher expense associated with new restricted stock units granted during the six months ended April 28, 2012 and lower forfeiture rate in the three months ended April 28, 2012 partially offset by lower ESPP expense and a decrease in acquisition related stock-based compensation expense.
Research and development expenses. Research and development (“R&D”) expenses consist primarily of compensation and related expenses for personnel engaged in engineering and R&D activities, fees paid to consultants and outside service providers, engineering expenses which primarily consist of nonrecurring engineering charges and prototyping expenses related to the design, development, testing and enhancement of our products, depreciation related to engineering and test equipment, and related IT and facilities expenses.
R&D expenses are summarized as follows (in thousands, except percentages):

	April 28, 2012	% of Net Revenues	April 30, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$92,931	17.1%	$91,941	16.8%	$990	1.1%
Six months ended	$182,250	16.5%	$183,349	16.8%	$(1,099)	(0.6)%

R&D expenses increased slightly for the three months ended April 28, 2012 compared to the three months ended April 30, 2011 due to the following (in thousands):

Increase (Decrease)
Outside services	$1,211
Engineering expenses	862
Depreciation and amortization expense	547
Various individually insignificant items	222
The increase in R&D expenses was partially offset by the following:
Decrease in salaries and wages	(927)
Increase in sustaining engineering expenses allocated to cost of revenue	(925)
$990
Outside services increased by $1.2 million primarily due to projects related to testing of our new product offerings and new product certifications. Engineering expenses increased by $0.9 million primarily due to higher engineering spending related to chip design and higher prototype costs. In addition, depreciation and amortization expense increased by $0.5 million primarily due to additional depreciation expenses related to our new laboratories. This was partially offset by the decrease in salaries and wages of $0.9 million primarily driven by the reallocation of some of the research and development activities to lower cost territories and lower bonuses. In addition, sustaining engineering allocations to cost of goods sold increased by $0.9 million, therefore decreasing research and development expenses, primarily due to an increase in the level of post sales product support required with the release of new products.
R&D expenses decreased for the six months ended April 28, 2012 compared to the six months ended April 30, 2011 due to the following (in thousands):

Increase (Decrease)
Engineering expenses	$(3,885)
Engineering equipment	(1,727)
The decrease in R&D expenses was partially offset by the increase in the following
Outside services	2,730
Depreciation and amortization expense	1,089
Various individually insignificant items	694
$(1,099)
Engineering expenses decreased by $3.9 million primarily due to lower engineering spending related to chip design and lower prototype costs. In addition, expenses related to R&D equipment decreased by $1.7 million primarily due to the timing of R&D projects. Outside services increased by $2.7 million primarily due to projects related to testing of our new product offerings and new product certifications. Depreciation and amortization expense increased by $1.1 million primarily due to additional depreciation expenses related to our new laboratories.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and customer service functions, costs associated with promotional and marketing programs, travel expenses, and expenses related to IT and facilities and other shared functions.
Sales and marketing expenses are summarized as follows (in thousands, except percentages):

	April 28, 2012	% of Net Revenues	April 30, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$158,855	29.2%	$156,979	28.6%	$1,876	1.2%
Six months ended	$311,543	28.2%	$309,646	28.3%	$1,897	0.6%
Sales and marketing expenses increased for the three months ended April 28, 2012 compared to the three months ended April 30, 2011 due to the following (in thousands):

Increase (Decrease)
Expenses related to IT, facilities and other shared functions	$3,033
Marketing and advertising expenses	1,190
Stock-based compensation	1,067
The increase in sales and marketing expenses was partially offset by the decrease in the following:
Salaries and wages	(2,132)
Travel and entertainment expenses	(1,248)
Various individually insignificant items	(34)
Total change	$1,876
Expenses related to IT, facilities and other shared functions increased due to an increase in IT, legal and facilities expenses allocated to sales and marketing activities. Marketing and advertising expenses increased primarily due to our marketing awareness campaigns and various other marketing activities. Stock-based compensation increased mainly due to higher expense associated with new restricted stock awards issued and lower forfeiture rate used during the three months ended April 28, 2012. Salaries and wages decreased primarily due to a reduction in variable compensation mainly attributable to lower sales commissions and lower headcount partially offset by an increase in bonuses. Travel and entertainment expenses decreased due to lower headcount and cost control initiatives.
Sales and marketing expenses increased for the six months ended April 28, 2012 compared to the six months ended April 30, 2011 due to the following (in thousands):

Increase (Decrease)
Marketing and advertising expenses	$6,929
Expenses related to IT, facilities and other shared functions	3,540
Stock-based compensation expenses	2,051
The increase in sales and marketing expenses was partially offset by the decrease in the following:
Salaries and wages	(6,366)
Travel and entertainment expenses	(2,486)
Other facilities expenses	(1,133)
Various individually insignificant items	(638)
Total change	$1,897

Marketing and advertising expenses increased primarily due to our marketing awareness campaigns and various other marketing activities. Expenses related to IT, facilities and other shared functions increased due to an increase in IT, legal and facilities expenses allocated to sales and marketing activities. Stock-based compensation increased mainly due to higher expense associated with new restricted stock awards issued and lower forfeiture rate used during the six months ended April 28, 2012. Salaries and wages decreased primarily due to a reduction in variable compensation mainly attributable to lower sales commissions and lower headcount. Travel and entertainment expenses decreased due to lower headcount and cost control initiatives.
General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources, legal and investor relations, as well as recruiting expenses, professional fees, other corporate expenses, and related IT and facilities expenses.
G&A expenses are summarized as follows (in thousands, except percentages):

	April 28, 2012	% of Net Revenues	April 30, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$18,790	3.5%	$18,469	3.4%	$321	1.7%
Six months ended	$37,140	3.4%	$36,559	3.3%	$581	1.6%
G&A expenses increased for the three months ended April 28, 2012 compared to the three months ended April 30, 2011 due to the following (in thousands):

Increase (Decrease)
Outside services	$3,711
Salaries and wages	559
The increase in general and administrative expenses was partially offset by the following:
Increase in expenses related to IT, facilities and other shared functions	(2,437)
Decrease in stock-based compensation	(661)
Decrease in various individually insignificant items	(851)
Total change	$321
Expenses associated with outside services increased by $3.7 million, primarily due to increased costs associated with ongoing litigation matters. Salaries and wages expense increased primarily driven by higher bonuses. This increase was partially offset by a decrease in stock-based compensation expenses. There was an increase in allocations of IT, facilities and other shared functions primarily to Sales and Marketing, reducing net general and administrative expenses by $2.4 million.

G&A expenses increased for the six months ended April 28, 2012 compared to the six months ended April 30, 2011 due to the following (in thousands):

Increase (Decrease)
Outside services	$5,391
Salaries and wages	1,254
The increase in general and administrative expenses was partially offset by the decrease in the following:
Stock-based compensation	(1,992)
Facility expenses	(1,455)
Various individually insignificant items	(2,617)
Total change	$581
Expenses associated with outside services increased by $5.4 million primarily driven by increased costs associated with our ongoing litigation matters. Salaries and wages expenses increased driven by higher medical insurance costs and higher bonuses. This increase was partially offset by a decrease in stock-based compensation expenses and various facility maintenance expenses.
Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	April 28, 2012	% of Net Revenues	April 30, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$14,737	2.7%	$15,023	2.7%	$(286)	(1.9)%
Six months ended	$29,730	2.7%	$31,213	2.9%	$(1,483)	(4.8)%
During the three and six months ended April 28, 2012 and April 30, 2011, we recorded amortization of intangible assets related to our prior period acquisitions. The decrease in amortization of intangible assets for the three and six months ended April 28, 2012 compared to the three and six months ended April 30, 2011 was primarily due to the full amortization of some of our intangible assets.
Interest expense. Interest expense primarily represents the interest cost associated with our term loan and senior secured notes (see Note 7, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). Interest expense is summarized as follows (in thousands, except percentages):

	April 28, 2012	% of Net Revenues	April 30, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$(12,729)	(2.3)%	$(20,745)	(3.8)%	$(8,016)	(38.6)%
Six months ended	$(25,775)	(2.3)%	$(42,291)	(3.9)%	$(16,516)	(39.1)%
Interest expense decreased for the three and six months ended April 28, 2012 compared to the three and six months ended April 30, 2011 as a result of a reduction in the principal amount of our debt outstanding, and our refinancing of our term debt credit agreement in June 2011, as described further below in “Liquidity and Capital Resources”. During the six months ended April 28, 2012, we made net debt payments of $120.0 million toward the principal of the Senior Secured Credit Facility, $104.9 million of which were voluntary prepayments.

Interest and other income (loss), net. Interest and other income (loss), net, are summarized as follows (in thousands, except percentages):

	April 28, 2012	% of Net Revenues	April 30, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$(452)	(0.1)%	$16	0.0%	$(468)	(2,925.0)%
Six months ended	$(1,448)	(0.1)%	$359	0.0%	$(1,807)	(503.3)%
Other loss was primarily due to foreign exchange losses recognized during the three and six months ended April 28, 2012.
Income tax benefit. Income tax benefit and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Three Months Ended		Six Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Income tax benefit	$(708)	$(611)	$(3,915)	$(6,328)
Effective tax rate	(1.8)%	(2.4)%	(4.2)%	(13.6)%
We recorded a tax benefit for the three and six months ended April 28, 2012 primarily due to net reserve releases related to settling the federal research and development tax credit for fiscal years 2009 and 2010 with the Internal Revenue Service ("IRS"), closing the IRS audits for fiscal years 2004 through 2006, settling Foundry's 2006 and 2007 California franchise tax audit, and releases from expiring statutes of limitations, offset by a decrease to the federal research and development tax credit which expired on December 31, 2011 (see Note 11, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements).
We recorded a tax benefit for the three and six months ended April 30, 2011, primarily due to the retroactive reinstatement of the federal research and development tax credit for calendar year 2011, as a result of the Tax Relief Act enacted on December 17, 2010, and reserve releases from the settlement of certain issues with the IRS regarding the Company's fiscal years 2007 and 2008 audits.
Based on our currently forecasted results, we expect a lower tax expense for fiscal year 2012 compared to tax expense for fiscal year 2011 which was significantly impacted by the increased tax expense related to a nonrecurring cash distribution from our foreign subsidiaries. Our income tax provision could change from either effects of changing tax laws and regulations, or differences in international revenues and earnings from those historically achieved, a factor largely influenced by the buying behavior of our OEM and channel partners. Factors such as the mix of Ethernet versus Data Storage products and domestic versus international profits could also affect our tax expense. As estimates and judgments are used to project such international earnings, the impact to our tax provision could vary if current planning or assumptions change. In addition, we do not forecast discrete events, such as settlement of tax audits with governmental authorities due to their inherent uncertainty. Such settlements could materially impact our tax expense. Given that the tax rate is driven by several different factors, it is not possible to estimate our future tax rate with a high degree of certainty.
The IRS and other tax authorities regularly examine our income tax returns. The IRS is currently examining our returns for fiscal years 2007 through 2010. If we reach settlement with the IRS, we expect to record a corresponding adjustment to our unrecognized tax benefits. Due to availability of net operating losses and credits, the IRS audit settlement is not expected to result in a significant tax payment. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential decreases in underlying uncertain tax positions is between $0 and $10 million in the next twelve months.

We believe that sufficient positive evidence exists from historical operations and projections of taxable income in future years to conclude that it is more likely than not that we will realize our deferred tax assets. Accordingly, we apply a valuation allowance only on the deferred tax assets relating to capital loss carryforwards due to limited carryforward periods and the character of such tax attributes. The Governor of the State of California and the California state legislature have introduced tax proposals affecting future state income tax apportionment that may have a significant impact on our ability to realize certain California deferred tax assets. We will reevaluate the realization of these California deferred tax assets if and when the current law changes.

Liquidity and Capital Resources

	April 28, 2012	October 29, 2011	Increase/ (Decrease)
	(in thousands)
Cash and cash equivalents	$544,339	$414,202	$130,137
Short-term investments	797	774	23
Total	$545,136	$414,976	$130,160
Percentage of total assets	15.5%	11.9%
We use cash generated by operations as our primary source of liquidity. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our revenues, the timing of product shipments during the quarter, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax and other payments. For additional discussion, see “Part II - Other Information, Item 1A. Risk Factors.”
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

Financial Condition
Cash and cash equivalents and short-term investments as of April 28, 2012 increased by $130.2 million over the balance as of October 29, 2011 primarily due to cash from operating activities, partially offset by accelerated payments towards the principal of the term loan and cash spent to repurchase our outstanding shares.
As of April 28, 2012, three customers accounted for 20%, 12% and 11%, respectively, of total accounts receivable, for a combined total of 43% of total accounts receivable. As of October 29, 2011, two customers accounted for 16% and 14%, respectively, of total accounts receivable, for a combined total of 30% of total accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral or security interests on accounts receivable balances. We have established reserves for credit losses, sales allowances, and other allowances. While we have not experienced material credit losses in any of the periods presented, there can be no assurance that we will not experience material credit losses in the future.

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

Six Months Ended April 28, 2012 Compared to Six Months Ended April 30, 2011
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.
Net cash provided by operating activities increased by $35.4 million primarily due to higher net income in the current period and favorable changes in our working capital, partially offset by lower adjustments to net income for non-cash items. The adjustments for non-cash items were lower primarily due to lower depreciation and amortization of intangible assets and amortization of debt issuance costs and original issue discount in the current period.
Investing Activities. Net cash used in investing activities decreased by $12.4 million. The decrease was due to lower purchases of property and equipment in the six months ended April 28, 2012.
Financing Activities. Net cash used in financing activities increased for the six months ended April 28, 2012, compared to the six months ended April 30, 2011 by $44.4 million. The increase was primarily due to higher net debt payments and stock repurchase activity during the six months ended April 28, 2012.

Liquidity
Manufacturing and Purchase Commitments. We have manufacturing arrangements with contract manufacturers under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations, in accordance with our policy (see Note 8, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements).
Income Taxes. We accrue U.S. income taxes on the earnings of our foreign subsidiaries unless the earnings are considered indefinitely reinvested outside of the United States. We intend to reinvest current and accumulated earnings of our foreign subsidiaries for expansion of our business operations outside the United States for an indefinite period of time.
Our existing cash, cash equivalents and short-term investments totaled $545.1 million as of April 28, 2012. Of this amount, approximately 65% was held by our foreign subsidiaries. Under current tax laws and regulations, if these funds are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.
The IRS and other tax authorities regularly examine our income tax returns (see Note 11, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements). We believe we have adequate reserves for all open tax years.
Senior Secured Credit Facility. A portion of our outstanding debt is related to the financing of the Foundry acquisition, the costs and expenses related to the merger, and the ongoing working capital and other general corporate purposes of the combined organization after consummation of the merger (see Note 7, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). During the third quarter of fiscal year 2011, we amended our term debt credit agreement to refinance all of the outstanding term loan with a replacement term loan that reduced interest rates on the term loan facility, and to amend certain other provisions of the Credit Agreement to provide us with greater operating flexibility, including extending the maturity date of the term loan facility to October 31, 2014 and removing certain restrictions on the repurchase of the Company’s shares, provided the consolidated senior secured leverage ratio is under 2.00. During the six months ended April 28, 2012, we paid $120.0 million towards the principal of the Senior Secured Credit Facility, $104.9 million of which were voluntary prepayments.

We have the following resources available to obtain short-term or long-term financing, if we need additional liquidity, as of April 28, 2012 (in thousands):

	Original Amount Available	April 28, 2012
		Used	Available
Revolving credit facility	$125,000	$—	$125,000
Senior Secured Notes. In January 2010, we issued $300 million in aggregate principal amount of senior secured notes due 2018 (the “2018 Notes”) and $300 million in aggregate principal amount of senior secured notes due 2020 (the “2020 Notes" and together with the 2018 Notes, the senior secured notes).The proceeds from the senior secured notes were used to pay down debt and retire convertible subordinated debt at maturity.
Trade Receivables Factoring Facility. We have an agreement with a financial institution to sell certain of our trade receivables from customers with limited, non-credit related, recourse provisions. The sale of receivables eliminates our credit exposure in relation to these receivables. Total trade receivables sold under our factoring facility are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Trade receivables sold under factoring agreement	$—	$20,720	$—	$29,953
Under the terms of the factoring agreement, the remaining available amount of the factoring facility as of April 28, 2012 is $50.0 million.
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
These covenants are subject to a number of other limitations and exceptions set forth in the Indentures. The Company was in compliance with all applicable Indentures' covenants as of April 28, 2012 and October 29, 2011.
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

The Senior Secured Credit Facility agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, capital expenditures, prepayment of other indebtedness, redemption or repurchase of subordinated indebtedness, share repurchases, dividends and other distributions. The credit agreement contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a maximum consolidated senior secured leverage ratio, each as defined in the credit agreement and described further below. The credit agreement also includes customary events of default, including cross-defaults on the Company’s material indebtedness and change of control. The Company was in compliance with all applicable covenants as of April 28, 2012 and October 29, 2011.
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
Consolidated Senior Secured Leverage Ratio
Consolidated senior secured leverage ratio means, as of any date of determination, the ratio of (a) consolidated funded indebtedness as of such date, minus, without duplication, all unsecured senior subordinated or subordinated indebtedness of Brocade or its subsidiaries on a consolidated basis as of such date (including the McDATA Corporation ("McDATA") convertible subordinated debt prior to being retired on February 16, 2010), to (b) consolidated EBITDA for the measurement period ending on such date.
In accordance with the amendment and waiver to the credit agreement, the Company has agreed that it will not permit the consolidated senior secured leverage ratio at any time during any period set forth below to be greater than the ratio set forth below opposite such period:

Four Fiscal Quarters Ending During Period:	Maximum Consolidated Senior Secured Leverage Ratio
October 31, 2010 through October 29, 2011	2.50:1.00
October 30, 2011 through October 27, 2012	2.25:1.00
October 28, 2012 and thereafter	2.00:1.00

Contractual Obligations
The following table summarizes our contractual obligations, including interest expense, and commitments as of April 28, 2012 (in thousands):

	Total	Less than 1 Year	1—3 Years	3—5 Years	More than 5 Years
Contractual Obligations:
Term loan (1)	$73,593	$18,253	$55,340	$—	$—
Senior secured notes due 2018 (1)	414,281	19,875	39,750	39,750	314,906
Senior secured notes due 2020 (1)	459,844	20,625	41,250	41,250	356,719
Non-cancelable operating leases (2)	90,499	21,643	36,265	24,324	8,267
Non-cancelable capital leases	6,415	2,221	4,160	34	—
Purchase commitments, gross (3)	223,096	223,096	—	—	—
Total contractual obligations	$1,267,728	$305,713	$176,765	$105,358	$679,892
Other Commitments:
Standby letters of credit	$237	n/a	n/a	n/a	n/a
Unrecognized tax benefits and related accrued interest (4)	$122,028	n/a	n/a	n/a	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.

(2)
Amount excludes contractual sublease income of $32.0 million, which consists of $6.6 million to be received in less than one year, $13.7 million to be received in one to three years and $11.7 million to be received in three to five years.

(3)
Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers. Of this amount, we have accrued $4.4 million for estimated purchase commitments that we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.

(4)
As of April 28, 2012, we had a liability for unrecognized tax benefits of $118.9 million and a net accrual for the payment of related interest and penalties of $3.1 million. Due to availability of net operating losses and credits, a tax audit settlement is not expected to result in a significant tax payment. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential decreases in underlying uncertain tax positions is between $0 and $10 million in the next twelve months.

Share Repurchase Program. As of November 29, 2007, our Board of Directors authorized a total of $800.0 million for the repurchase of our common stock. The purchases may be made, from time to time, in the open market or by privately negotiated transactions and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, our debt covenants, the trading price of our common stock and other factors, including alternative investment opportunities. For the three months ended April 28, 2012, we repurchased 4.4 million shares for an aggregate purchase price of $25.1 million. Approximately $153.4 million remained authorized for future repurchases under this program as of April 28, 2012. We are subject to certain covenants relating to our borrowings that restrict the amount of our Company’s shares that we can repurchase. There is no restriction on the repurchase of our Company’s shares under the terms of our Senior Secured Credit Facility, provided our consolidated senior secured leverage ratio as defined in the credit agreement is under 2.00. On May 16, 2012, the Company’s Board of Directors approved a $500 million increase to the stock repurchase program, as described in Note 16, “Subsequent Events,” of the Notes to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of April 28, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission ("SEC") Regulation S-K.

Critical Accounting Estimates
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the six months ended April 28, 2012 as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 29, 2011.
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
To determine the reporting unit’s fair values, we use the income approach, the market approach, or a combination thereof. The income approach provides an estimate of fair value based on discounted expected future cash flows. The market approach provides an estimate of the fair value of our four reporting units using various prices or market multiples applied to the reporting unit’s operating results and then applying an appropriate control premium. During our fiscal year 2012 annual goodwill impairment test under the first step, we used a combination of approaches to estimate reporting units’ fair values. We believe that at the time of impairment testing performed in second fiscal quarter of 2012, the income approach and the market approach were equally representative of a reporting unit’s fair value.

Determining the fair value of a reporting unit or an intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. We based our fair value estimates on assumptions we believe to be reasonable, but inherently uncertain. Estimates and assumptions with respect to the determination of the fair value of our reporting units using the income approach include, among other inputs:

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
Based on the results of our step one analysis, we believe that all our reporting units pass the step one test and no further testing is required. However, because some of the inherent assumptions and estimates used in determining the fair value of these reportable segments are outside the control of management, changes in these underlying assumptions can adversely impact fair value. The sensitivity analysis below quantifies the impact of key assumptions on certain reporting units’ fair value estimates. The principal key assumptions impacting our estimates were (i) discount rates and (ii) DCF terminal value multipliers. As the discount rates, ultimately, reflect the risk of achieving reporting units’ revenue and cash flow projections, we do not believe that a separate sensitivity analysis for changes in revenue and cash flow projections is meaningful or useful.
The estimated fair value of the Ethernet Switching & IP Routing reporting unit exceeded its carrying value by approximately $117 million and the ADP reporting unit exceeded its carrying value by approximately $40 million. The respective fair values of our remaining reporting units exceeded carrying value by significant amounts and were not subject to the sensitivity analysis presented below.
The following table summarizes the approximate impact that a change in principal key assumptions would have on the estimated fair value of Ethernet Switching & IP Routing reporting unit, leaving all other assumptions unchanged:

	Change	Approximate Impact on Fair Value (In millions)	Excess of Fair Value over Carrying Value (In millions)
Discount rate	±1%	$ (28) - 30	$ 88 - 146
DCF terminal value multiplier	±0.5x	$ (58) - 58	$ 59 - 175
The following table summarizes the approximate impact that a change in principal key assumptions would have on the estimated fair value of ADP reporting unit, leaving all other assumptions unchanged:

	Change	Approximate Impact on Fair Value (In millions)	Excess of Fair Value over Carrying Value (In millions)
Discount rate	±1%	$ (5) – 5	$ 35 – 45
DCF terminal value multiplier	±0.5x	$ (5) – 5	$ 35 – 45

Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to market risks related to changes in interest rates, foreign currency exchange rates and equity prices that could impact our financial position and results of operations. Our risk management strategy with respect to these three market risks may include the use of derivative financial instruments. We use derivative contracts only to manage existing underlying exposures of the Company. Accordingly, we do not use derivative contracts for speculative purposes. Our risks and risk management strategy are outlined below. Actual gains and losses in the future may differ materially from the sensitivity analysis presented below based on changes in the timing and amount of interest rates and our actual exposures and hedges.
Interest Rate Risk
Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our term loan and cash equivalents.
We are exposed to changes in interest rates as a result of our borrowings under our term loan. As of April 28, 2012, the weighted-average annualized interest rate on the term loan was 2.9%. Based on outstanding principal indebtedness of $70.0 million under our term loan as of April 28, 2012, if market rates average 1% above the current interest rate, our annual interest expense would increase by approximately $0.7 million.
Our cash and cash equivalents are primarily maintained at five major financial institutions. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.
The Company did not have any material investments as of April 28, 2012 that are sensitive to changes in interest rates.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the six months ended April 28, 2012 were the Chinese yuan, the euro, the Japanese yen, the Indian rupee, the British pound, the Singapore dollar and the Swiss franc. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. As such, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures.
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
Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. As of April 28, 2012, we held $112.8 million in cash flow derivative instruments. The maximum length of time over which we are hedged as of April 28, 2012 is through July 1, 2013.

We have performed a sensitivity analysis as of April 28, 2012, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect at April 28, 2012. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material foreign exchange loss as of April 28, 2012.
Equity Price Risk
We had no investments in publicly traded equity securities as of April 28, 2012. The aggregate cost of our equity investments in non-publicly traded companies was $7.0 million as of April 28, 2012. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other-than-temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On April 27, 2012, the last business day of our second fiscal quarter of 2012, the last reported sale price of our common stock on the NASDAQ Global Select Market was $5.53 per share.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”).
The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures are effective such that the information required to be disclosed in the reports we file or submit under the Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended April 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors

Uncertainty about or a slowdown in the domestic and global economies may increasingly adversely affect Brocade's operating results and financial condition.

There is ongoing uncertainty about the domestic and global economies and there may be a prolonged period of significant slowdown. Such uncertainty or slowdown may result in lower growth or a decline in the networking industry and reduced demand for information technology, including high-performance data networking solutions. Information technology spending has historically declined as federal spending decreases and general economic and market conditions have worsened. The loss or delay of orders from any of Brocade's more significant customers, such as the U.S. government or individual agencies within the U.S. government, such as the Department of Defense or certain intelligence agencies where Brocade's revenue is highly concentrated, or customers within the financial services, education, health sectors and service providers, could also cause its revenue and profitability to suffer. For example, if Brocade experiences governmental procurement delays due to the timing of approval of the federal budget or budget reductions that target specific agencies where Brocade's revenue is concentrated, Brocade's revenue and operating results could be negatively impacted. If the domestic and/or global economy undergoes a prolonged period of significant uncertainty or a significant downturn, such as the debt crisis occurring in the Eurozone economy, or if Brocade's customers believe such a period of uncertainty or a downturn will continue for a sustained period, they will likely reduce their information technology spending and future budgets. Brocade is particularly susceptible to reductions in information technology spending because the purchase of Brocade's products is often discretionary and may involve a significant commitment of capital and other resources. Future delays or reductions in information technology spending, domestically and/or internationally, could harm Brocade's business, results of operations and financial condition in a number of ways, including longer sales cycles, increased inventory provisions, increased production costs, lowered prices for products and reduced sales volumes. Similarly, as Brocade's suppliers face challenges in obtaining credit or otherwise in operating their businesses, they may become unable to continue to offer the materials Brocade uses to manufacture its products. These events have caused, and may cause further, reductions in Brocade's revenue, profitability and cash flows, increased price competition, increased operating costs and longer fulfillment cycles and exacerbate many other risks noted in this Form 10-Q, which adversely affect Brocade's business, results of operations and financial condition.

Given the current uncertainty about the extent and duration of the global financial recovery, it is increasingly difficult for Brocade, Brocade's customers and Brocade's suppliers to accurately forecast future product demand trends, which could cause Brocade to produce excess products that would increase Brocade's inventory carrying costs and could result in obsolete inventory that would reduce Brocade's profits. Alternatively, this forecasting difficulty could cause a shortage of products or materials used in Brocade's products that would result in an inability to satisfy demand for Brocade's products and a loss of market share.

A period of uncertainty or economic downturn may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing. Circumstances may arise in which Brocade needs, or desires, to raise additional capital. Such capital may not be available on commercially reasonable terms, or at all, which in turn could adversely affect Brocade's financial condition.

Intense competition in the market for networking solutions could prevent Brocade from increasing or maintaining revenue, profitability and cash flows with respect to its networking solutions.

The networking market is increasingly competitive. While Cisco Systems, Inc. ("Cisco") maintains a dominant position in the Ethernet networking market, other companies have strengthened their networking portfolios through acquisitions, including the acquisition of Force10 Networks by Dell Inc. ("Dell"), the acquisition of 3Com Corporation by Hewlett-Packard Company ("HP"), and the acquisition of Blade Network Technologies by International Business Machines Corporation ("IBM"). These acquisitions will significantly limit Brocade's ability to sell Ethernet products through these companies and may also indirectly impact the Fibre Channel business. HP, IBM and Dell are important OEM partners for Brocade in the Fibre Channel switching market, yet also are competitive with Brocade in other respects. Other competitors in the Ethernet networking market include Arista Networks, Alcatel-Lucent, Avaya Inc., A10 Networks, Inc. ("A10"), Enterasys Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Huawei Technologies Co. Ltd., and Juniper Networks, Inc.

Brocade also competes with Cisco and QLogic Corporation in the Fibre Channel switching market and with QLogic Corporation and Emulex Corporation in the server connectivity or HBA market. In addition, EMC Corporation, one of Brocade's top OEM customers in terms of Fibre Channel sales and a go-to-market and technology partner since 1997, has formed a separate venture with Cisco and VMware called VCE, the Virtual Computing Environment Company, that enables the new company to sell packaged "cloud computing" and data center virtualization solutions.

The above-referenced acquisitions and business partnerships demonstrate the increasingly complex nature of relationships within the networking industry, especially as the IT industry migrates to cloud computing models. This trend has led the networking industry to introduce new solutions and technology architectures to support cloud computing. Brocade calls this category “Ethernet fabrics” and has introduced a new portfolio through the Brocade VDX family of Data Center Switches and the Brocade VCS software. Brocade's competitors also recently introduced and have begun shipping new products focused on cloud computing and delivering alternative flat network solutions such as Juniper Networks, Inc. with its QFabric architecture and Cisco with its FabricPath. Other competitors in cloud solutions include Arista Networks, Avaya Inc., Alcatel-Lucent and Dell/Force10 Networks who have all recently introduced roadmaps and solutions targeted at cloud computing users.

Some of Brocade's competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Brocade's competitors could also adopt more aggressive pricing policies than Brocade. Brocade believes that competition based on price may become more aggressive than it has traditionally experienced. As a result of these factors, Brocade's competitors could devote more resources to develop, promote and sell their own products rather than Brocade's, and, therefore, those competitors could respond more quickly to changes in customer or market requirements. Brocade's failure to successfully compete in the market would harm Brocade's business and financial results.

The prices of Brocade's products have declined in the past and Brocade expects the prices of Brocade's products to continue to decline, which could reduce Brocade's revenues, gross margins and profitability.

The average selling price for Brocade's products has typically declined in the past and will likely continue to decline in the future as a result of competitive pricing pressure, broader macroeconomic factors, product mix, enhanced marketing programs, increased sales discounts, new product introductions by Brocade or Brocade's competitors, the entrance of new competitors and other factors. Price declines may also increase as competitors ramp up product releases that compete with Brocade's products. Furthermore, particularly as economic conditions deteriorate and drive a more cautious capital spending environment in the technology sector, Brocade and its competitors could pursue more aggressive pricing strategies in an effort to maintain or seek to increase sales levels. If Brocade is unable to offset the negative impact from the above factors on the average selling price of Brocade's products by increasing the volume of products shipped or reducing product manufacturing costs, Brocade's total revenues and gross margins will be negatively impacted.

In addition, to maintain Brocade's gross margins, Brocade must maintain or increase the number of existing products shipped and develop and introduce new products and product enhancements with improved costs, and continue to reduce the overall manufacturing costs of Brocade's products. While Brocade has successfully reduced the cost of manufacturing Brocade's products in the past, Brocade may not be able to continue to reduce cost of production at historical rates or at all. Moreover, most of Brocade's expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, Brocade may not be able to decrease its spending quickly enough or in sufficient amounts to offset any unexpected shortfall in revenues. If this occurs, Brocade could incur losses and Brocade's operating results and gross margins could be below expectations. Additionally, Brocade's gross margins may be negatively affected by fluctuations in manufacturing volumes, component costs, foreign currency exchange rates, the mix of product configurations sold and the mix of distribution channels through which its products are sold. In addition, if product or related warranty costs associated with Brocade's products are greater than previously experienced, Brocade's gross margins may also be adversely affected. Brocade has also announced its plans to increase gross margins for its Ethernet products by a combination of initiatives, including new product introductions with improved gross margins, normalized pricing, inventory management and increased product volumes. If Brocade is not able to successfully execute on one or more of these on-going initiatives, gross margin improvements may not be realized.

Brocade's failure to successfully grow a channel and direct sales model or any other significant failure to execute on Brocade's overall sales strategy could significantly reduce Brocade's revenues and negatively affect Brocade's financial results.

Brocade offers its Ethernet products through a multipath distribution strategy, including through resellers, distributors, and the Brocade direct sales force, and through OEMs that have historically offered Brocade SAN products. However, Brocade's efforts to increase sales through both these new and expanded channels may not generate much, if any, incremental Ethernet revenue opportunities for Brocade. This is further compounded by the fact that several major OEMs, including Dell, IBM and HP, have acquired companies who offer Ethernet products competitive to Brocade's offerings. A loss of or significant reduction in revenue through one of Brocade's paths to market would impact Brocade's financial results.

Additionally, Brocade has focused substantial resources to emphasize the Ethernet networking market and grow revenues through a multi-tier channel strategy. This focus towards the Ethernet networking market may negatively impact Brocade's other businesses such as its Data Storage networking products because management's attention and limited resources such as employees may be reallocated away from Brocade's Data Storage products and towards Ethernet products. Brocade must continually anticipate and respond to the needs of its distribution partners and their customers, and ensure that its products integrate with their solutions. Brocade's failure to successfully manage and grow its distribution relationships or the failure of its distribution partners to sell Brocade's products could reduce Brocade's revenues significantly. In addition, Brocade's ability to respond to the needs of its distribution partners in the future may depend on third parties producing complementary products and applications for Brocade's products. There can be no assurance that Brocade will be successful in expanding its go-to-market objectives. If Brocade fails to respond successfully to the needs of these distribution partners, its business and financial results could be harmed.

A limited number of major OEM customers comprise a significant portion of Brocade's revenues and the loss of any of these major OEM customers could significantly reduce Brocade's revenues and negatively affect Brocade's financial results.

Brocade's SAN business depends on recurring purchases from a limited number of large OEM partners for a substantial portion of its revenues. As a result, these large OEM partners have a significant influence on Brocade's quarterly and annual financial results. For fiscal years 2011, 2010 and 2009, the same three customers each represented 10% or more of Brocade's total net revenues. Brocade's agreements with its OEM partners are typically cancelable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. Brocade's OEM partners could also elect to eliminate, reduce, or rebalance the amount they purchase from Brocade and/or increase the amount purchased from Brocade's competitors or introduce their own technology. Changes to SAN inventory levels paid for and held by our OEMs at one or multiple partners can impact Brocade's revenue and earnings results and may mask underlying changes in end-user demand.

Also, one or more of Brocade's OEM partners could elect to consolidate or enter into a strategic partnership with one of Brocade's competitors, which could reduce or eliminate Brocade's future revenue opportunities with that OEM partner. Brocade anticipates that a significant portion of its revenues and operating results from its SAN business will continue to depend on sales to a relatively small number of OEM partners. The loss of any one significant OEM partner, or a decrease in the level of sales to any one significant OEM partner, or unsuccessful quarterly negotiation on key terms, conditions or timing of purchase orders placed during a quarter, would likely cause serious harm to Brocade's business and financial results.

Brocade's OEM partners evaluate and qualify Brocade's SAN products for a limited time period before they begin to market and sell them. Assisting Brocade's OEM partners through the evaluation process requires significant sales, marketing and engineering management efforts on Brocade's part, particularly if Brocade's SAN products are being qualified with multiple distribution partners at the same time. In addition, once Brocade's SAN products have been qualified, its customer agreements have no minimum purchase commitments. Brocade may not be able to effectively maintain or expand its distribution channels, manage distribution relationships successfully, or market its products through distribution partners.

Brocade's future revenue growth depends on its ability to introduce new products and services on a timely basis and achieve market acceptance of these new products and services.

Developing new offerings requires significant upfront investments that may not result in revenue for an extended period of time, if at all. Brocade must achieve widespread market acceptance of Brocade's new product and service offerings on a timely basis in order to realize the benefits of Brocade's investments. The market for networking solutions, however, is characterized by rapidly changing technology, accelerating product introduction cycles, changes in customer requirements and evolving industry standards. Brocade's future success depends largely upon its ability to address the rapidly changing needs of its customers by developing and supplying high-quality, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. This risk will likely become more pronounced if the networking market become more competitive and if demand for new and improved technologies increases.

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

Brocade is also an early developer of, and the vendor who was first-to-market for, Ethernet fabrics based on the Brocade VDX 6720 and Brocade VCS software, which were built to provide the features necessary to support server virtualization and cloud based architectures. The success of Ethernet fabrics will depend on customers recognizing the benefits of upgrading their data center local area networks to fabric-based architectures. Although Brocade plans to continue to invest in this area with new and enhanced Ethernet fabric solutions, Brocade's future success would be negatively impacted if this technological transition does not occur at the anticipated rate or at all.

Other factors that may affect Brocade's successful introduction of new product and service offerings include Brocade's ability to:

•	Properly determine the market for and define new products and services, which can be particularly challenging for initial product offerings in new markets;

•	Differentiate Brocade's new products and services from its competitors' technology and product offerings;

•	Address the complexities of interoperability of Brocade's products with its installed base, OEM partners' server and storage products and its competitors' products;

•	Meet or exceed customer requirements for product features, cost-effectiveness, and scalability; and

•	Maintain high levels of product quality and reliability.

Various factors impacting market acceptance are outside of Brocade's control, including the following:

•	The availability and price of competing products and alternative technologies;

•	The cost of certain product subcomponents, which could cause Brocade to modify prices to maintain adequate gross margins;

•	Product qualification requirements by Brocade's OEM partners, which can cause delays in the market acceptance;

•	The timing of the adoption of new industry standards relative to Brocade's development of new technologies and products;

•	The ability of its OEM partners to successfully distribute, support and provide training for its products; and

•	Customer acceptance of Brocade's products, including its Fibre Channel products, Ethernet products and in particular its Ethernet fabric solutions.

If Brocade is not able to successfully develop and market new and enhanced products and services on a timely basis, its business and results of operations will likely be harmed.

As Brocade introduces new or enhanced products, Brocade must also successfully manage the transition from older products to minimize disruption in customers' ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. When Brocade introduces new or enhanced products, Brocade faces numerous risks relating to product transitions, including the inability to accurately forecast demand, manage excess and obsolete inventories, address new or higher product cost structures, and manage different sales and support requirements due to the type or complexity of the new products. In addition, any customer uncertainty regarding the timeline for rolling out new products or Brocade's plans for future support of existing products may negatively impact customer purchase decisions.

If Brocade loses key talent or is unable to hire additional qualified talent, Brocade's business may be harmed.

Brocade's success depends, to a significant degree, upon the continued contributions of key management, engineering, sales and other talent, many of whom would be difficult to replace. Brocade believes its future success depends, in large part, upon Brocade's ability to effectively attract highly skilled sales talent in addition to managerial, engineering and other talent, and on the ability of management to operate effectively, both individually and as a group, in geographically diverse locations. There is limited qualified talent in each applicable market and competition for such talent has become much more aggressive. Other companies in Brocade's industry and geographic regions are recruiting from the same limited talent pool which creates further compression on the availability of qualified talent. In particular, Brocade operates in various locations with highly competitive labor markets including Bangalore, India and San Jose, California. Brocade may experience difficulty in hiring qualified talent with skills in areas such as sales, application-specific integrated circuits (“ASICs”), software, system and test, product management, marketing, service, customer support and key management.

In addition, future declines in Brocade's stock price would reduce the value of equity awards granted to its employees. If such a decline in Brocade's stock price were to occur, Brocade's ability to incentivize, retain or attract qualified talent could be negatively impacted. Additionally, such declines in stock price may result in additional “underwater” stock options held by certain employees. Brocade's ability to retain qualified talent may also be affected by future acquisitions, which may cause uncertainty and loss of key talent.

The loss of the services of any of Brocade's key employees, the inability to attract or retain qualified talent in the future, or delays in hiring required talent, particularly sales and engineering talent, could delay the development and introduction of Brocade's products or services, and negatively affect Brocade's ability to sell its products or services.

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

Brocade has a substantial amount of acquired intangible assets, goodwill and deferred tax assets on its balance sheet, and Brocade could be required to record impairment charges for these assets; any impairment of the carrying value of those assets could adversely affect Brocade's business and financial results.

Brocade has a substantial amount of acquired intangible assets, goodwill and deferred tax assets on its balance sheet. The goodwill and acquired intangibles relate to Brocade's prior strategic acquisitions. In response to changes in industry and market conditions, Brocade may elect to realign its resources strategically and consider restructuring, selling, disposing of, or otherwise exiting businesses. Any decision to limit investment in, sell, dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, goodwill impairment charges, intangible asset write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products.

As a result of Brocade's acquisition of Foundry in December 2008, Brocade reorganized into four operating segments, of which two are individually reportable segments: Data Storage Products and Global Services; and the two other operating segments, Ethernet Switching & IP Routing and ADP, combine to form a third reportable segment: Ethernet Products. Brocade's determination of fair value of long-lived assets relies on management's assumptions of future revenues, operating costs, and other relevant factors. If management's estimates of future operating results change or if there are changes to other assumptions, such as the discount rate applied to future cash flows, the estimate of the fair value of Brocade's reporting units could change significantly, which could result in goodwill impairment charges. Brocade's estimates with respect to the useful life or ultimate recoverability of Brocade's carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Brocade is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings. Brocade conducted its annual goodwill impairment test during the second fiscal quarter of 2012, and determined that no impairment needed to be recorded (see Note 3, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements, and sensitivity analysis performed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations). If future goodwill impairment tests result in a charge to earnings, Brocade's financial results would be adversely affected.

Brocade has determined that more-likely-than-not it will realize its deferred tax assets based on positive evidence of its historical operations and projections of future income. Accordingly, the Company only applies a valuation allowance on the deferred tax assets relating to capital loss carryforwards. In the event future income by jurisdiction is less than what is currently projected, Brocade may be required to apply a valuation allowance to these deferred tax assets in jurisdictions where realization of such assets are no longer more-likely-than-not (see discussion in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, and also Note 15, “Income Taxes,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Form 10-K).

Brocade's estimates relating to the liabilities for excess facilities are also affected by changes in real estate market conditions. In addition, Brocade has made investments in certain private companies which could become impaired if the operating results of those companies change adversely.

The failure to accurately forecast demand for Brocade's products or the failure to successfully manage the production of Brocade's products could negatively affect Brocade's product cost or Brocade's ability to manufacture and sell Brocade's products.

Brocade provides product forecasts to its contract manufacturers and places purchase orders with them in advance of the scheduled delivery of products to Brocade's customers. In preparing sales and demand forecasts, Brocade relies largely on input from its sales force, partners, resellers and end-user customers. Therefore, if Brocade or its partners are unable to accurately forecast demand, or if Brocade fails to effectively communicate with its distribution partners about end-user demand or other time-sensitive information, the sales and demand forecasts may not reflect the most accurate, up-to-date information. If these forecasts are inaccurate, Brocade may be unable to obtain adequate manufacturing capacity from its contract manufacturers to meet customers' delivery requirements or Brocade may accumulate excess inventories. Furthermore, Brocade may not be able to identify forecast discrepancies until late in its fiscal quarter. Consequently, Brocade may not be able to make timely adjustments to its business model. If Brocade is unable to obtain adequate manufacturing capacity from its contract manufacturers, or if Brocade is unable to make necessary adjustments to Brocade's business model to offset forecast discrepancies, revenue may be delayed or even lost to Brocade's competitors and Brocade's business and financial results may be harmed. If excess inventories accumulate, Brocade's gross margins may be negatively impacted by write-downs for excess and/or obsolete inventory. In addition, Brocade may experience higher fixed costs as it expands its contract manufacturer capabilities, which could negatively affect Brocade's ability to react quickly if demand suddenly decreases.

Brocade's ability to accurately forecast demand also may become increasingly more difficult as Brocade introduces new or enhanced products, begins phasing out certain products, or acquires other companies or businesses. Forecasting demand for products that are nearing end of life or are being replaced by new versions, and decreasing production on these older products, while at the same time ramping up production on the new products, may be difficult. Brocade may be unable to obtain adequate supply of new product components and/or manufacturing capacity from its contract manufacturers to meet customers' delivery requirements and such a situation may negatively impact revenues. Brocade may also accumulate excess inventories that may negatively impact gross margins due to write-downs for excess and/or obsolete inventory.

In addition, although the purchase orders placed with Brocade's contract manufacturers are cancelable in certain circumstances, if Brocade cancels any of its contract manufacturer ("CM") purchase orders, Brocade could be required to purchase certain unused material of the CM if that material is not returnable, usable by, or sold to other customers. This purchase commitment exposure is particularly high in periods of new product introductions and product transitions. If Brocade is required to purchase unused material from Brocade's contract manufacturers, Brocade could incur unanticipated expenses, including write-downs for excess and/or obsolete inventory, and Brocade's business and financial results could be negatively affected. In the past, Brocade has experienced delays in shipments of its Ethernet products from its contract manufacturers and OEMs, which in turn delayed product shipments to its customers. Brocade may in the future experience similar delays or other problems, such as insufficient quantity of product, acquisition by a competitor or loss of business from one or more of its OEMs, any of which could harm Brocade's business and operating results.

Brocade's revenues and operating results and financial position may fluctuate in future periods due to a number of factors, which make predicting results of operations difficult and could adversely affect the trading price of Brocade's stock.

Information technology spending is subject to cyclical and uneven fluctuations. It can be difficult to predict the degree to which the seasonality and uneven sales patterns of Brocade's OEM partners or other customers will affect Brocade's business in the future, particularly as Brocade releases new products. While Brocade's first and fourth fiscal quarters have typically been seasonally stronger quarters than its second and third fiscal quarters, particularly for storage networking products, future buying patterns may differ from historical seasonality. In addition, the United States federal budget for government IT spending can be subject to delay, reductions and uncertainty from time to time due to political and legislative volatility, which can cause Brocade's financial results to fluctuate unevenly and unpredictably.

Uneven sales patterns are not only difficult to predict, but also can result in irregular shipment patterns that can cause shortages or underutilized capacity, increase costs due to higher inventory levels, and otherwise adversely impact inventory planning. For example, Brocade's Ethernet networking business has experienced significantly higher levels of sales towards the end of a period. Orders received towards the end of the period may not ship within the period due to Brocade's manufacturing lead times. This exposes Brocade to additional inventory risk because Brocade must order products in anticipation of expected future orders and additional sales risk if Brocade is unable to fulfill unanticipated demand.

Brocade's quarterly and annual revenues and operating results and financial position may vary significantly in the future due to the factors noted above as well as other factors, including but not limited to, the following:

•
Receipt of a high number of customer orders towards the end of a fiscal quarter will increase reported receivables outstanding as a fraction of reported sales and result in higher days sales outstanding;

•
Disruptions, or a continued decline, in general economic conditions, particularly in the information technology industry and U.S. federal government budget cycles, especially those governmental departments such as the Department of Defense and certain intelligence agencies that are likely to be negatively impacted by budget reductions and where Brocade's revenue is highly concentrated;

•	Announcements and/or rumors of pending or completed acquisitions or other strategic transactions by Brocade, its competitors or its partners;

•	Announcements, introductions and transitions of new products by Brocade, its competitors or its partners;

•	The timing of customer orders, product qualifications and product introductions of Brocade's partners;

•	Long and complex sales cycles;

•	Internal supply and inventory management objectives of Brocade's OEM partners and other customers;

•	Brocade's ability to timely produce products that comply with new environmental restrictions or related requirements of its customers;

•	Brocade's ability to obtain sufficient supplies of sole- or limited-sourced components, including ASICs, microprocessors, certain connectors, certain logic chips and programmable logic devices;

•	Availability of supply or increases in prices of components used in the manufacture of Brocade's products;

•	Variations in the mix of Brocade's products sold and the mix of distribution channels and geographies through which they are sold;

•	Pending or threatened litigation, including any settlements or judgments related to such litigation;

•	Stock-based compensation expense that is affected by Brocade's stock price;

•	Examinations by government tax authorities that may have unfavorable outcomes and subject Brocade to additional tax liabilities;

•	New legislation and regulatory developments, including increases to tax rates or changes to treatment of an income or expense item; and

•	Other risk factors detailed in this section.

Accordingly, Brocade's quarterly and annual revenues and operating results may vary significantly in the future. The results of any prior periods should not be relied upon as an indication of future performance. Brocade cannot assure you that in some future quarter Brocade's revenues or operating results will not be below Brocade's projections or the expectations of stock market analysts or investors, which could cause Brocade's stock price to decline.

Brocade has extensive international operations, which subjects it to additional business risks.

A significant portion of Brocade's sales occur in international jurisdictions. In addition, Brocade's contract manufacturers have significant operations in China. Brocade plans to continue to expand its international operations and sales activities. Brocade's international sales of its Ethernet networking products have primarily depended on a variety of its resellers, including Tech Data Corporation and Avnet Inc. in Europe and Net One Systems in Japan. The failure by international resellers to sell Brocade's products could limit its ability to sustain and grow revenue. Maintenance or expansion of international sales or international operations involves inherent risks that Brocade may not be able to control, including:

•	Exposure to economic instability or fluctuations in international markets that could cause reductions in customer and public sector IT spending;

•	Exposure to inflationary risks in China and the continuing sovereign debt risk in Europe;

•	Reduced or limited protection of intellectual property rights, particularly in jurisdictions that have less developed intellectual property regimes such as China and India;

•	Managing research and development teams in geographically diverse locations, including teams divided between the United States and India;

•	Significant wage inflation in certain growing economies such as India;

•	Increased exposure to foreign currency exchange rate fluctuations, including the appreciation of foreign currencies such as the Chinese yuan or European Union's euro;

•	Communicating effectively across multiple geographies, cultures and languages;

•	Recruiting sales and technical support personnel with the skills to design, manufacture, sell and support Brocade's products in international markets;

•	Complying with governmental regulation of encryption technology and regulation of imports and exports, including obtaining required import or export approval for its products;

•	Increased complexity and costs of managing international operations;

•	Commercial laws and business practices that favor local competition;

•	Multiple, potentially conflicting, and changing governmental laws, regulations and practices, including differing export, import, tax, labor, anti-bribery and employment laws;

•	Longer sales cycles and manufacturing lead times;

•	Increased complexity and cost of providing customer support and maintenance for international customers;

•	Difficulties in collecting accounts receivable; and

•	Increased complexity of logistics and distribution arrangements.

Failure to manage expansion effectively could seriously harm Brocade's business, financial condition and prospects. In addition, international political instability may halt or hinder Brocade's ability to do business and may increase Brocade's costs. Various events, including the occurrence or threat of terrorist attacks, increased national security measures in the United States and other countries, and military action and armed conflicts, may suddenly increase international tensions. Such events may have an adverse effect on the world economy and could adversely affect Brocade's business operations or the operations of Brocade's OEM partners, end-user customers and channels, contract manufacturers and suppliers.

To date, no material amount of Brocade's international revenues and cost of revenues have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make Brocade's products more expensive and, thus, not competitively priced in foreign markets. Additionally, a decrease in the value of the U.S. dollar relative to foreign currencies could increase Brocade's product and operating costs in foreign locations (e.g., appreciation of the European Union's euro, Chinese yuan and Indian rupee). In the future, a larger portion of Brocade's international revenues may be denominated in foreign currencies, which will subject Brocade to additional risks associated with fluctuations in those foreign currencies. In addition, Brocade may be unable to successfully hedge against any such fluctuations.

Brocade is subject to, and may in the future be subject to other, intellectual property infringement claims and litigation that are costly to defend and/or settle, and that could result in significant damage and cost awards against Brocade and limit Brocade's ability to use certain technologies in the future.

Brocade competes in markets that are frequently subject to claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted patent, copyright, trade secret, and/or other intellectual property related claims against Brocade and/or employees of Brocade. These claims may be, and have been in the past, made against Brocade's products and services, subcomponents of its products, methods performed by its products, or a combination of products, including third party products, methods used in its operations or uses of its products by its customers, or may concern Brocade's hiring of a former employee of the third party claimant. Brocade and companies acquired by Brocade, such as Foundry, have in the past incurred, are currently incurring, and will in the future incur, substantial expenses to defend against such third-party claims. For instance, Brocade currently is defending patent-related lawsuits, including lawsuits filed by A10, Enterasys Networks, Inc. and Chrimar Systems, Inc. Brocade's suppliers and customers also may be subject to third party intellectual property claims, which could negatively impact their ability to supply Brocade or their willingness to purchase from Brocade, respectively. In addition, Brocade may be subject to claims and indemnification obligations with respect to third-party intellectual property rights pursuant to Brocade agreements with suppliers, OEM and channel partners, or customers. The third party asserters of such intellectual property claims may be unreasonable in their demands, or may simply refuse to settle, which could lead to expensive settlement payments, prolonged periods of litigation expenses, additional burden on employees or other resources, distraction from Brocade's business initiatives and operations, component supply stoppages and lost sales. In the event of an adverse determination, Brocade could incur substantial monetary liability and be prohibited from utilizing certain intellectual property or technology, hiring certain people, selling, shipping, importing or servicing certain products or incorporating necessary components into Brocade's products. Suppliers of components or OEM systems to Brocade may be unwilling to, or not be able to, defend or indemnify Brocade against third party assertions directed at, or based in part on, the components or systems they supply to Brocade, and may be unwilling to take licenses that would assure Brocade's supply of such components or OEM systems. Suppliers subject to third party intellectual property claims also may choose to, or be forced by litigation to, discontinue or alter components or services supplied to Brocade, with little or no advance notice to Brocade. Customers may perceive such third-party intellectual property claims as risks, and may, as a result, be less willing to do business with Brocade. Such third party claims or litigation could also negatively impact Brocade's recruiting efforts or ability to retain its employees. Any of the above scenarios could have a material adverse effect on Brocade's financial position, results of operations, cash flows, and future business prospects.

Brocade's intellectual property rights may be infringed or misappropriated by others, and Brocade may not be able to protect or enforce its intellectual property rights.

Brocade's intellectual property rights may be infringed or misappropriated by others. In some cases, such infringement or misappropriation may be undetectable, or enforcement of Brocade's rights may be impractical. From time to time, Brocade sends notice to third parties to assert its intellectual property rights and to request that those third parties take steps to address Brocade's concerns. In addition, Brocade has filed, and may in the future file, lawsuits against third parties in an effort to enforce its intellectual property rights. For instance, in the fourth quarter of fiscal year 2010, Brocade filed a patent infringement, copyright infringement, trade secret misappropriation and unfair competition lawsuit against A10 and certain individuals. Intellectual property litigation is expensive and unpredictable. There can be no assurance that Brocade will prevail in such assertions or enforcement efforts, either on the merits, or with respect to particular relief sought, such as damages or an injunction. Further, the opposing party may attempt to prove that the asserted intellectual property rights are invalid or unenforceable, and, if successful, may seek recompense for its attorney fees and costs. Further, the opposing party may counterclaim against Brocade, for example, for infringement of its own patents or other intellectual property rights, or may assert other tort or contract claims, which could lead to further expense and potential exposure for Brocade.

Brocade relies on a combination of patent, copyright, trademark and trade secret laws, and measures such as physical and operational security and contractual restrictions, to protect its intellectual property rights in its proprietary technologies, but none of these methods of protection may be entirely appropriate to address the particular risk, or reliable, due to, for instance, employee hiring and turnover, geographic dispersion of employees, technology disclosures with suppliers, customers, and partners, unpredictable events, misappropriation or negligence, operations in various countries that do not have well-established or reliable enforcement institutions or customs, or other aspects of doing business on the scale of Brocade's operations. The measures Brocade has taken to protect its intellectual property rights in its proprietary technologies may prove inadequate, which could result in a loss of intellectual property rights. Brocade attempts to identify its technological developments for assessment of whether to file patent applications, but there can be no assurance that all patentable technological developments will be captured in patent applications. Further, although Brocade has patent applications pending, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect its technology. Further, physical and operational security can be adversely affected, and associated policies and training rendered ineffective, by employee attitudes, carelessness or disregard for policies, malfeasors or changes in technology, such as the now-near-ubiquitous availability of portable memory devices. In addition, due to less developed intellectual property regimes in certain jurisdictions, Brocade may not be able to protect fully its intellectual property as Brocade expands its operations globally.

Brocade relies on licenses from third parties and the loss or inability to obtain any such license could harm its business.

Many of Brocade's products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products, Brocade believes that, based upon past experience and standard industry practice, such licenses generally can be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses will be available on acceptable terms, if at all. Brocade's inability to obtain certain licenses or other rights on favorable terms could have an adverse effect on Brocade's business, operating results and financial condition, including its ability to continue to distribute or support affected products. In addition, if Brocade has failed or in the future fails to carefully manage the use of “open source” software in Brocade's products, or if companies acquired by Brocade, such as Foundry or McDATA, failed in such regard, Brocade may be required to license key portions of Brocade's products on a royalty-free basis or expose key parts of source code, or to commence costly product redesigns, which could result in a loss of intellectual property rights, product performance degradation or delay in shipping products to customers.

Brocade is dependent on sole source and limited source suppliers for certain key components, the loss of which may significantly impact results of operations.

Although Brocade uses standard parts and components for its products where possible, Brocade's contract manufacturers currently purchase, on Brocade's behalf, several key components used in the manufacture of its products from single or limited supplier sources. Brocade's single source components include, but are not limited to, its ASICs, and Brocade's principal limited source components include memory, certain oscillators, microprocessors, certain connectors, certain logic chips, power supplies, programmable logic devices, printed circuit boards, certain optical components, packet processors and switching fabrics. Brocade generally acquires these components through purchase orders and has no long-term commitments regarding supply or pricing with such suppliers. If Brocade is unable to obtain these and other components when required, or if Brocade experiences component defects, Brocade may not be able to deliver Brocade's products to Brocade's customers in a timely manner and may be required to repair or retro-fit products previously delivered to customers at significant expense to Brocade. In addition, a challenging economic or industry environment could cause some of these sole source or limited source suppliers to delay or halt production or to go out of business or be acquired by third parties, which could result in a disruption in Brocade's supply chain. Brocade's supply chain could also be disrupted in a variety of other circumstances that may impact its suppliers and partners, including adverse results from intellectual property litigation or natural disasters. As a result, Brocade's business and financial results could be harmed.

In addition, the loss of any of Brocade's major third-party contract manufacturers, or portions of their capacity, could significantly impact Brocade's ability to produce its products for an indefinite period of time. Qualifying a new contract manufacturer and commencing volume production is typically a lengthy and expensive process. If Brocade is required to change any of its contract manufacturers or if any of its contract manufacturers experience delays, disruptions, capacity constraints, component parts shortages or quality control problems in its manufacturing operations, shipment of Brocade's products to Brocade's customers could be delayed and result in loss of revenues and Brocade's competitive position and relationship with customers could be harmed.

Undetected software or hardware errors could increase Brocade's costs, reduce Brocade's revenues and delay market acceptance of Brocade's products.

Networking products frequently contain undetected software or hardware errors, or bugs, when first introduced or as new versions are released. Brocade's products are becoming increasingly complex and particularly, as Brocade continues to expand its product portfolio to include software-centric products, including software licensed from third parties, errors may be found from time to time in Brocade's products. In addition, through its acquisitions, Brocade has assumed, and may in the future assume, products previously developed by an acquired company that have not been through the same level of product development, testing and quality control processes used by Brocade, and may have known or undetected errors. Some types of errors also may not be detected until the product is installed in a heavy production or user environment. In addition, Brocade's products are often combined with other products, including software, from other vendors, and these products often need to interface with existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause Brocade to incur significant warranty and repair costs, may divert the attention of engineering personnel from product development efforts, and may cause significant customer relations problems such as reputational problems with customers. Moreover, the occurrence of hardware and software errors, whether caused by another vendor's storage, data management or Ethernet products or Brocade's, could delay market acceptance of Brocade's new products.

Brocade may not realize the anticipated benefits of past or future acquisitions, divestitures and strategic investments, and integration of acquired companies or technologies or divestiture of businesses may negatively impact Brocade's overall business.

Brocade has in the past acquired, or made strategic investments in, other companies, products or technologies, for example, the acquisition of Foundry in December 2008, and Brocade expects to make additional acquisitions and strategic investments in the future. Brocade may not realize the anticipated benefits of any of its acquisitions or strategic investments, which involve numerous risks, including:

•	Difficulties in successfully integrating the acquired businesses and realizing any expected synergies;

•	Inability to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company;

•
Customer uncertainty that may cause delays or cancellations of customer purchases, as well as revenue attrition in excess of anticipated levels if existing customers alter or reduce their historical buying patterns;

•	Unanticipated costs, litigation and other contingent liabilities;

•	Diversion of management's attention from Brocade's daily operations and business;

•	Adverse effects on existing business relationships with suppliers and customers;

•	Risks associated with entering into markets in which Brocade has limited or no prior experience, including potentially less visibility into demand;

•	Inability to attract and retain key employees;

•	Inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	Inability to successfully develop new products and services on a timely basis that address the market opportunities of the combined company;

•	Inability to compete effectively against companies already serving the broader market opportunities expected to be available to the combined company;

•	Inability to qualify the combined company's products with OEM partners on a timely basis, or at all;

•	Inability to successfully integrate and harmonize financial reporting and information technology systems;

•	Failure to successfully manage additional remote locations, including the additional infrastructure and resources necessary to support and integrate such locations;

•	Assumption or incurrence of debt and contingent liabilities and related obligations to service such liabilities and Brocade's ability to satisfy financial and other negative operating covenants;

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

•
Incurrence of acquisition and integration related costs, accounting charges, or amortization costs for acquired intangible assets, that could negatively impact Brocade's operating results and financial condition; and

•
Potential write-down of goodwill, acquired intangible assets and/or deferred tax assets, which are subject to impairment testing on an annual basis, and could significantly impact Brocade's operating results.

Brocade may divest certain businesses from time to time. Such divestitures will likely involve risks, such as difficulty splitting up businesses, distracting employees, potential loss of revenue and negatively impacting margins, and potentially disrupting customer relationships.

If Brocade is not able to successfully integrate or divest businesses, products, technologies or personnel that Brocade acquires or divests, or to realize expected benefits of Brocade's acquisitions, divestitures or strategic investments, Brocade's business and financial results would be adversely affected.

Brocade's business is subject to increasingly complex corporate governance, public disclosure, accounting and tax requirements, and environmental regulations that could adversely affect Brocade's business and financial results.

Brocade is subject to changing rules and regulations of federal and state government as well as the stock exchange on which Brocade's common stock is listed. These entities, including the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, the SEC, the IRS and NASDAQ, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. In addition, the Department of Treasury, the SEC and various Congressional representatives have recently proposed additional rules and regulations that may go into effect in the near future. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act was enacted. The Act included significant corporate governance and executive compensation-related provisions and also required the SEC to adopt additional rules and regulations in areas such as “say on pay” and proxy access. Brocade is also subject to various rules and regulations of certain foreign jurisdictions, including applicable tax regulations. Brocade's efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management's time from other business activities. Similarly, any change in the tax law in the jurisdictions in which Brocade does business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in Brocade's tax expense. For example, the federal credit for research and experimentation expired on December 31, 2011, resulting in an increase to Brocade's overall tax rate. In addition, in the 2012 and 2013 budget proposals, the President of the United States and the U.S. Treasury Department have proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. With increasing discussions around overall U.S. tax reform, and other legislation that have not yet been proposed or enacted, these or other changes in the federal or state tax laws could increase Brocade's U.S. income tax liability in the future.

Brocade is subject to periodic audits or other reviews by such governmental agencies. For example, in the second quarter of fiscal 2012, Brocade accepted a notice of proposed adjustment issued by the IRS to settle its federal research and experimentation tax credit for fiscal years 2009 and 2010. However, Brocade is still under examination by the IRS for fiscal years 2007 through 2010 and in several state and foreign tax jurisdictions for various years. All of these examination cycles remain open as of April 28, 2012. To the extent federal and state carryforwards from closed tax years are used in the future, the tax authorities have the right to audit the carryforward amounts. These examinations frequently require management's time and diversion of internal resources and, in the event of an unfavorable outcome, may result in additional liabilities or adjustments to Brocade's historical financial results.

The IRS has contested Brocade's transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries. Brocade appealed the Revenue Agent's Report to the Appeals Office of the IRS for the fiscal years 2007 and 2008. The IRS may make similar claims against Brocade's transfer pricing arrangements for fiscal years 2009 and 2010 and in future examinations. Audits by the IRS are subject to inherent uncertainties and an unfavorable outcome could occur, such as fines or penalties. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on Brocade's results of operations for that period or future periods. The expense of defending and resolving such an audit may be significant. The amount of time to resolve an audit is unpredictable and defending Brocade may divert management's attention from Brocade's day-to-day business operations, which could adversely affect its business.

Brocade is subject to various environmental and other regulations governing product safety, materials usage, packaging and other environmental impacts in the various countries where Brocade's products are sold. For example, many of Brocade's products are subject to laws and regulations that restrict the use of lead, mercury, hexavalent chromium, cadmium and other substances, and require producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of Brocade's products when they have reached the end of their useful life. For example, in Europe, substance restrictions apply to products sold, and certain of Brocade's partners require compliance with these or more stringent requirements. In addition, recycling, labeling, financing and related requirements apply to products Brocade sells in Europe. China has also enacted similar legislation with similar requirements for Brocade's products or its partners. Despite Brocade's efforts to ensure that its products comply with new and emerging requirements, Brocade cannot provide absolute assurance that its products will, in all cases, comply with such requirements. If Brocade's products do not comply with the substance restrictions under local environmental laws, Brocade could become subject to fines, civil or criminal sanctions and contract damage claims. In addition, Brocade could be prohibited from shipping non-compliant products into one or more jurisdictions and required to recall and replace any non-compliant products already shipped, which would disrupt its ability to ship products and result in reduced revenue, increased obsolete or excess inventories, and harm to Brocade's business and customer relationships. Brocade's suppliers may also fail to provide it with compliant materials, parts and components despite Brocade's requirement to do so, which could impact Brocade's ability to timely produce compliant products and, accordingly, could disrupt its business.

Business interruptions could adversely affect Brocade's business.

Brocade's operations and the operations of its suppliers, contract manufacturers and customers are vulnerable to interruptions by fire, earthquake, tsunami, nuclear reactor leak, hurricane, power loss, telecommunications failure and other events beyond Brocade's control. For example, a substantial portion of Brocade's facilities, including its corporate headquarters, is located near major earthquake faults. Brocade does not have multiple site capacity for all of its services in the event of any such occurrence. In the event of a major earthquake, Brocade could experience business interruption, destruction of facilities and loss of life. Brocade carries a limited amount of earthquake insurance, which may not be sufficient to cover earthquake-related losses, and has not set aside funds or reserves to cover other potential earthquake-related losses. Additionally, major public health issues such as an outbreak of a pandemic or epidemic may interrupt business operations in those geographic regions affected by that particular health issue. In addition, one of Brocade's contract manufacturers has a major facility located in an area that is subject to hurricanes. In the event that a material business interruption occurs that affects Brocade, its suppliers, contract manufacturers or customers, shipments could be delayed and Brocade's business and financial results could be harmed. Despite Brocade's implementation of network security measures, its servers may be vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with its computer systems. Brocade may not carry sufficient insurance to compensate for losses that may occur as a result of any of these events.

Brocade is exposed to various risks related to legal proceedings or claims that could adversely affect its operating results.

Brocade is a party to lawsuits in the normal course of its business. Litigation in general can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against Brocade, or legal actions initiated by Brocade, can often be expensive and time-consuming. Unfavorable outcomes from these claims and/or lawsuits could adversely affect Brocade's business, results of operations, or financial condition, and Brocade could incur substantial monetary liability and/or be required to change its business practices.

Brocade has incurred substantial indebtedness that decreases Brocade's business flexibility and access to capital, and increases its borrowing costs, which may adversely affect Brocade's operations and financial results.

As of April 28, 2012, Brocade owed $600 million of senior secured notes and approximately $70 million under the Senior Secured Credit Facility (see Note 7, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). The financial and other covenants agreed to by Brocade in connection with such indebtedness and the increased indebtedness and higher debt-to-equity ratio of Brocade in comparison to that of Brocade on a historical basis will have the effect, among other things, of reducing Brocade's flexibility to respond to changing business and economic conditions and increasing borrowing costs, and may adversely affect Brocade's operations and financial results. This indebtedness may also adversely affect Brocade's ability to access sources of capital or incur certain liens, including without limitation, funding acquisitions or repurchasing Brocade stock. In addition, Brocade's failure to comply with these covenants could result in a default under the applicable debt financing agreements, which could permit the holders to accelerate such debt or demand payment in exchange for a waiver of such default. If any of Brocade's debt is accelerated, Brocade may not have sufficient funds available to repay such debt. The current debt under the Senior Secured Credit Facility has a floating interest rate and an increase in interest rates may negatively impact Brocade's financial results. The mandatory debt repayment schedule on the Senior Secured Credit Facility may negatively impact Brocade's cash position and reduce Brocade's financial flexibility. In addition, any negative changes by rating agencies to Brocade's credit rating may negatively impact the value and liquidity of Brocade's debt and equity securities and Brocade's ability to access sources of capital.

Provisions in Brocade's charter documents, customer agreements and Delaware law could prevent or delay a change in control of Brocade, which could hinder stockholders' ability to receive a premium for Brocade's stock.

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

Certain provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with Brocade, and Brocade's agreements with certain of Brocade's customers require that Brocade give prior notice of a change of control and grant certain manufacturing rights following a change of control. Brocade's various change-of-control provisions could prevent or delay a change in control of Brocade, which could hinder stockholders' ability to receive a premium for Brocade's stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the six months ended April 28, 2012.

Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended April 28, 2012 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 29, 2012 – February 25, 2012	—	$—	—	$178,442
February 26, 2012 – March 24, 2012	4,414	$5.68	4,414	$153,375
March 25, 2012 – April 28, 2012	—	$—	—	$153,375
Total	4,414	$5.68	4,414	$153,375

(1)
As of April 28, 2012, the Company’s Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $800 million (consisting of an original $100 million authorization on August 18, 2004, plus subsequent authorizations of an additional $200 million on January 16, 2007 and $500 million on November 29, 2007), which was used for determining the amounts in this column. The number of shares purchased and the timing of purchases were based on the level of the Company’s cash balances, the trading price of our common stock, general business and market conditions, and other factors, including alternative investment opportunities. On May 16, 2012, after the end of the second fiscal quarter of 2012, the Company’s Board of Directors approved a $500 million increase to the stock repurchase program, as described in Note 16, “Subsequent Events,” of the Notes to Condensed Consolidated Financial Statements.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Document

10.1*/**	2009 Employee Stock Purchase Plan, as amended and restated April 12, 2012

10.2*/**	2009 Stock Plan, as amended and restated April 20, 2012

10.3**/***	Amendment Number 20 dated February 21, 2012, with an effective date of February 29, 2012, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade

10.4**/***	Amendment Number 44 dated February 29, 2012 to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade

31.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management compensatory plan, contract or arrangement.
** Filed herewith.
*** Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.
**** XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brocade Communications Systems, Inc.

Date:	June 1, 2012	By:	/s/ Daniel W. Fairfax
Daniel W. Fairfax Chief Financial Officer and Vice President, Finance