Form 10-Q
period 2012-07-28
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2012-08-31
CIK 1009626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 28, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of August 24, 2012 was 458,695,877 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED JULY 28, 2012

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(In thousands, except per share amounts)
Net revenues
Product	$467,281	$414,298	$1,399,687	$1,328,821
Service	88,051	88,552	259,726	268,148
Total net revenues	555,332	502,850	1,659,413	1,596,969
Cost of revenues
Product	173,637	149,321	513,221	498,012
Service	41,217	47,002	123,863	142,939
Total cost of revenues	214,854	196,323	637,084	640,951
Gross margin	340,478	306,527	1,022,329	956,018
Operating expenses:
Research and development	90,530	87,320	272,780	270,669
Sales and marketing	146,378	153,345	457,921	462,991
General and administrative	18,612	16,617	55,752	53,176
Legal fees associated with indemnification obligations and other related costs, net	—	—	—	124
Amortization of intangible assets	14,737	15,023	44,467	46,236
Total operating expenses	270,257	272,305	830,920	833,196
Income from operations	70,221	34,222	191,409	122,822
Interest expense	(12,029)	(42,066)	(37,804)	(84,357)
Interest and other income (loss), net	103	(519)	(1,345)	(160)
Income (loss) before income tax	58,295	(8,363)	152,260	38,305
Income tax expense (benefit)	14,995	(10,300)	11,080	(16,629)
Net income	$43,300	$1,937	$141,180	$54,934
Net income per share — basic	$0.09	$0.00	$0.31	$0.12
Net income per share — diluted	$0.09	$0.00	$0.30	$0.11
Shares used in per share calculation — basic	457,147	483,744	455,727	474,020
Shares used in per share calculation — diluted	469,571	509,548	471,719	500,741

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 28, 2012	October 29, 2011
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$580,626	$414,202
Short-term investments	808	774
Total cash, cash equivalents and short-term investments	581,434	414,976
Accounts receivable, net of allowances for doubtful accounts of $2,184 and $1,388 at July 28, 2012 and October 29, 2011, respectively	231,155	249,141
Inventories	74,200	74,172
Deferred tax assets	55,400	53,604
Prepaid expenses and other current assets	49,176	52,308
Total current assets	991,365	844,201
Property and equipment, net	523,405	532,384
Goodwill	1,626,754	1,630,967
Intangible assets, net	134,715	214,697
Non-current deferred tax assets	182,381	210,028
Other assets	38,904	42,031
Total assets	$3,497,524	$3,474,308
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$116,469	$109,471
Accrued employee compensation	137,942	118,298
Deferred revenue	208,263	201,421
Current liabilities associated with facilities lease losses	868	1,456
Current portion of long-term debt	8,515	40,539
Other accrued liabilities	83,311	94,802
Total current liabilities	555,368	565,987
Long-term debt, net of current portion	621,206	748,904
Non-current liabilities associated with facilities lease losses	1,942	2,496
Non-current deferred revenue	71,560	69,024
Non-current income tax liability	46,366	63,593
Other non-current liabilities	9,481	10,166
Total liabilities	1,305,923	1,460,170
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 460,903 and 448,022 shares at July 28, 2012 and October 29, 2011, respectively	461	448
Additional paid-in capital	2,028,305	1,984,830
Accumulated other comprehensive loss	(19,204)	(11,996)
Retained earnings	182,039	40,856
Total stockholders’ equity	2,191,601	2,014,138
Total liabilities and stockholders’ equity	$3,497,524	$3,474,308
See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	July 28, 2012	July 30, 2011
	(In thousands)
Cash flows from operating activities:
Net income	$141,180	$54,934
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax (benefits) detriments from stock-based compensation	(1,338)	81
Depreciation and amortization	144,683	155,453
Loss on disposal of property and equipment	404	2,046
Amortization of debt issuance costs and original issue discount	3,767	11,924
Write-off of debt issuance costs and original issue discount on debt extinguishment	—	25,465
Net gains on investments	(35)	(348)
Provision for doubtful accounts receivable and sales allowances	9,533	8,057
Non-cash compensation expense	58,746	63,405
Changes in assets and liabilities:
Accounts receivable	8,454	13,802
Inventories	(2,099)	(2,931)
Prepaid expenses and other assets	2,675	(4,069)
Deferred tax assets	181	23
Accounts payable	8,476	(31,874)
Accrued employee compensation	5,554	(22,184)
Deferred revenue	9,377	13,299
Other accrued liabilities	(8,038)	(38,877)
Liabilities associated with facilities lease losses	(1,142)	(5,207)
Net cash provided by operating activities	380,378	242,999
Cash flows from investing activities:
Purchases of short-term investments	—	(38)
Proceeds from maturities and sale of short-term investments	—	1,604
Proceeds from sale of subsidiary	35	—
Purchases of property and equipment	(56,005)	(76,661)
Net cash used in investing activities	(55,970)	(75,095)
Cash flows from financing activities:
Payment of principal related to the term loan	(160,000)	(309,897)
Payment of fees related to the term loan	—	(1,090)
Proceeds from term loan	—	198,949
Payment of principal related to capital leases	(1,389)	(1,311)
Common stock repurchases	(70,153)	(10,044)
Proceeds from issuance of common stock	76,472	93,333
Excess tax benefits (detriments) from stock-based compensation	1,338	(81)
Net cash used in financing activities	(153,732)	(30,141)
Effect of exchange rate fluctuations on cash and cash equivalents	(4,252)	812
Net increase in cash and cash equivalents	166,424	138,575
Cash and cash equivalents, beginning of period	414,202	333,984
Cash and cash equivalents, end of period	$580,626	$472,559
Supplemental disclosures of cash flow information:
Cash paid for interest	$44,489	$55,124
Cash paid for income taxes	$3,189	$848
See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
Brocade Communications Systems, Inc. (“Brocade” or the “Company”) has prepared the accompanying Condensed Consolidated Financial Statements pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of October 29, 2011 was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2011.
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
The Company's fiscal year is a 52 or 53 week period ending on the last Saturday in October. Fiscal year 2012 is a 52-week fiscal year, and the third quarter of 2012 was a 13-week quarter. Fiscal year 2011 was a 52-week year, and the third quarter of 2011 was a 13-week quarter.
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

2. Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies for the nine months ended July 28, 2012 as compared to the significant accounting policies disclosed in Brocade’s Annual Report on Form 10-K for the fiscal year ended October 29, 2011.
Recent Accounting Pronouncements
There have been no new accounting pronouncements during the nine months ended July 28, 2012, as compared to the recent accounting pronouncements disclosed in Brocade’s Annual Report on Form 10-K for the fiscal year ended October 29, 2011, that are expected to have a material impact on the Company's financial position, results of operations, cash flows or disclosure requirements.
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

A majority of the Company’s accounts receivable balance is derived from sales to original equipment manufacturer (“OEM”) partners in the computer storage and server industry. As of July 28, 2012, three customers accounted for 17%, 15% and 15%, respectively, of total accounts receivable, for a combined total of 47% of total accounts receivable. As of October 29, 2011, two customers accounted for 16% and 14%, respectively, of total accounts receivable, for a combined total of 30% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances, and other allowances.
For the three months ended July 28, 2012, four customers accounted for 16%, 16%, 13% and 10%, respectively, of the Company’s total net revenues for a combined total of 55% of total net revenues. For the three months ended July 30, 2011, three customers accounted for 16%, 12% and 15%, respectively, of the Company’s total net revenues for a combined total of 43% of total net revenues.
The Company currently relies on single and limited sources for multiple key components used in the manufacture of its products. Additionally, the Company relies on contract manufacturers (“CMs”) for the manufacturing of its products. Although the Company uses standard parts and components for its products where possible, the Company’s CMs currently purchase, on the Company's behalf, several key product components from single or limited supplier sources.

3. Goodwill and Intangible Assets
The following table summarizes goodwill activity by reportable segment for the nine months ended July 28, 2012 (in thousands):

	Data Storage Products	Ethernet Products	Global Services	Total
Balance at October 29, 2011
Goodwill	$176,968	$1,344,415	$155,416	$1,676,799
Accumulated impairment losses	—	(45,832)	—	(45,832)
	176,968	1,298,583	155,416	1,630,967
Tax and other adjustments during the nine months ended July 28, 2012 (1)	(8)	(4,205)	—	(4,213)
Balance at July 28, 2012
Goodwill	176,960	1,340,210	155,416	1,672,586
Accumulated impairment losses	—	(45,832)	—	(45,832)
	$176,960	$1,294,378	$155,416	$1,626,754

(1)	The goodwill adjustments during the nine months ended July 28, 2012 were primarily a result of tax benefits from the exercise of stock awards of acquired companies.
The Company conducts its goodwill impairment test annually, as of the first day of the second fiscal quarter, and whenever events or changes in facts and circumstances indicate that the fair value of the reporting unit may be less than its carrying amount. For the annual goodwill impairment test, the Company uses the income approach, the market approach, or a combination thereof, to determine each reporting unit’s fair value. The income approach provides an estimate of fair value based on discounted expected future cash flows (“DCF”). The market approach provides an estimate of fair value using various prices or market multiples applied to the reporting unit’s operating results and then applying an appropriate control premium. For the fiscal year 2012 annual goodwill impairment test, the Company used a combination of approaches to estimate each reporting unit’s fair value. The Company believed that at the time of impairment testing performed in the second fiscal quarter of 2012, the income approach and the market approach were equally representative of a reporting unit’s fair value.

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
The Company’s estimates of revenues and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our regular long-range planning process. The control premium used in market or combined approaches is determined by considering control premiums offered as part of the acquisitions that have occurred in the reporting units’ comparable market segments. Based on the results of the annual goodwill impairment analysis performed during the second fiscal quarter of 2012, the Company determined that no impairment needed to be recorded. During the three months ended July 28, 2012, there were no facts and circumstances that indicated that the fair value of the reporting units may be less than their current carrying amount.
Intangible assets other than goodwill are amortized on a straight-line basis over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The following tables present details of the Company’s intangible assets (in thousands, except for weighted-average remaining useful life):

July 28, 2012	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$10,441	$10,434	$7	0.42
Core/developed technology	337,858	281,370	56,488	1.22
Customer relationships	352,581	274,361	78,220	1.28
Total intangible assets	$700,880	$566,165	$134,715	1.25

October 29, 2011	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$10,441	$10,422	$19	1.17
Core/developed technology	337,858	245,855	92,003	2.04
Customer relationships	352,581	229,906	122,675	2.12
Total intangible assets	$700,880	$486,183	$214,697	2.08
The following table presents the amortization of intangible assets included on the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Cost of revenues	$10,713	$14,466	$35,516	$43,399
Operating expenses	14,737	15,023	44,467	46,236
Total	$25,450	$29,489	$79,983	$89,635

The following table presents the estimated future amortization of intangible assets as of July 28, 2012 (in thousands):

Fiscal Year	Estimated Future Amortization
2012 (remaining three months)	$25,450
2013	93,109
2014	16,156
Total	$134,715

4. Balance Sheet Details
The following table provides details of selected balance sheet items (in thousands):

	July 28, 2012	October 29, 2011
Inventories:
Raw materials	$21,501	$25,535
Finished goods	52,699	48,637
Total	$74,200	$74,172

	July 28, 2012	October 29, 2011
Property and equipment, net:
Computer equipment and software	$56,419	$55,175
Engineering and other equipment	395,185	357,827
Furniture and fixtures (1)	30,147	29,195
Leasehold improvements	25,731	23,793
Land and building (2)	384,666	384,666
Subtotal	892,148	850,656
Less: Accumulated depreciation and amortization (1), (3)	(368,743)	(318,272)
Total	$523,405	$532,384

(1)     Furniture and fixtures and accumulated depreciation and amortization include the following amounts under leases as of July 28, 2012 and October 29, 2011 (in thousands):

	July 28, 2012	October 29, 2011
Cost	$10,613	$10,613
Accumulated depreciation	(3,268)	(2,131)
Total	$7,345	$8,482

(2)    In connection with the purchase of the property located in San Jose, California, the Company obtained a four-year option to purchase a fourth unimproved approximate four acre parcel for a fixed price of approximately $26.0 million as well as a right of first offer to purchase this parcel. The Company elected to not exercise the option and it terminated in November 2011. As of July 28, 2012, the Company retained the right of first offer.

(3)    The following table presents the depreciation of property and equipment included on the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Depreciation expense	$21,709	$21,731	$64,700	$65,817

5. Fair Value Measurements
The Company applies fair value measurements for both financial and nonfinancial assets and liabilities. The Company has no nonfinancial assets and liabilities that are required to be measured at fair value on a recurring basis as of July 28, 2012.
The fair value accounting guidance permits companies to elect fair value measurement for many financial instruments and certain other items that are otherwise not required to be accounted for at fair value. The Company did not elect to measure any eligible financial instruments or other assets at fair value as of July 28, 2012 and October 29, 2011.
Fair Value Hierarchy
The Company utilizes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Assets and liabilities measured and recorded at fair value on a recurring basis as of July 28, 2012 were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of July 28, 2012	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$238,940	$238,940	$—	$—
Corporate bonds	808	—	808	—
Derivative assets	272	—	272	—
Total assets measured at fair value	$240,020	$238,940	$1,080	$—
Liabilities:
Derivative liabilities	$4,485	$—	$4,485	$—
Total liabilities measured at fair value	$4,485	$—	$4,485	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Assets and liabilities measured and recorded at fair value on a recurring basis as of October 29, 2011 were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of October 29, 2011	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$138,959	$138,959	$—	$—
Corporate bonds	774	—	774	—
Derivative assets	1,368	—	1,368	—
Total assets measured at fair value	$141,101	$138,959	$2,142	$—
Liabilities:
Derivative liabilities	$1,790	$—	$1,790	$—
Total liabilities measured at fair value	$1,790	$—	$1,790	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.
During the nine months ended July 28, 2012, the Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.

6. Liabilities Associated with Facilities Lease Losses
The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary. The following table summarizes the activity related to the facilities lease loss reserve, net of expected sublease income (in thousands):

Lease Loss Reserve
Reserve balance at October 29, 2011	$3,952
Cash payments on facilities leases	(1,142)
Reserve balance at July 28, 2012	$2,810

Cash payments for facilities that are part of our lease loss reserve are expected to be paid over the respective lease terms through fiscal year 2017.

7. Borrowings
The following table provides details of the Company's long-term debt (in thousands):

				July 28, 2012		October 29, 2011
	Maturity	Stated Annual Interest Rate		Amount	Effective Interest Rate	Amount	Effective Interest Rate
Senior Secured Notes:
2018 Notes	2018		6.625%	$300,000	7.05%	$300,000	7.05%
2020 Notes	2020		6.875%	300,000	7.26%	300,000	7.26%
Senior Secured Credit Facility:
Term loan	2014	LIBOR+	2.25%	30,000	12.64%	190,000	4.41%
Capital lease obligations	2015		5.80%	5,392	5.80%	6,782	5.80%
Total long-term debt				635,392		796,782
Less:
Unamortized discount				5,671		7,339
Current portion of long-term debt				8,515		40,539
Total long-term debt, net of current portion				$621,206		$748,904

Senior Secured Notes
In January 2010, the Company issued $300 million in aggregate principal amount of senior secured notes due 2018 (the “2018 Notes”) and $300 million in aggregate principal amount of senior secured notes due 2020 (the “2020 Notes" and together with the 2018 Notes, the “Senior Secured Notes”). The senior secured notes bear interest payable semi-annually. No payments were made towards the principal of the senior secured notes during the nine months ended July 28, 2012.
As of July 28, 2012 and October 29, 2011, the fair value of the Company’s senior secured notes was approximately $642 million and $626 million, respectively, estimated based on broker trading prices.
On or after January 2013, the Company may redeem all or a part of the 2018 Notes at the redemption prices set forth in the Indenture governing the 2018 Notes (the 2018 Indenture), plus accrued and unpaid interest and special interest, if any, to the applicable redemption date. In addition, at any time prior to January 2013, the Company may, on one or more than one occasion, redeem some or all of the 2018 Notes at any time at a redemption price equal to 100% of the principal amount of the 2018 Notes redeemed, plus a “make-whole” premium determined as of, and accrued and unpaid interest and special interest, if any, to, the applicable redemption date. On or after January 2015, the Company may redeem all or a part of the 2020 Notes at the redemption prices set forth in the Indenture governing the 2020 Notes (the 2020 Indenture), plus accrued and unpaid interest and special interest, if any, to the applicable redemption date. In addition, at any time prior to January 2015, the Company may, on one or more than one occasion, redeem some or all of the 2020 Notes at any time at a redemption price equal to 100% of the principal amount of the 2020 Notes redeemed, plus a “make-whole” premium determined as of, and accrued and unpaid interest and special interest, if any, to the applicable redemption date. At any time prior to January 2013, the Company may also redeem up to 35% of the aggregate principal amount of the 2018 Notes and 2020 Notes, using the proceeds of certain qualified equity offerings, at the redemption prices set forth in the 2018 Indenture and the 2020 Indenture, respectively.
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

Senior Secured Credit Facility
In October 2008, the Company entered into a credit facility agreement for (i) a five-year $1,100 million term loan facility and (ii) a five-year $125 million revolving credit facility, which includes a $25 million swing line loan sub-facility and a $25 million letter of credit sub-facility. The credit facility agreement was subsequently amended in January 2010 and June 2011. In accordance with the applicable accounting guidance for debt modification and extinguishment, the Company expensed $25.5 million of debt issuance costs and original issue discount relating to the portion of the term loan that was extinguished by the June 2011 amendment. This expense was reported within “Interest expense” in the Condensed Consolidated Statements of Income for the three and nine months ended July 30, 2011.
The Company may draw additional proceeds from the revolving credit facility in the future for ongoing working capital and other general corporate purposes. The term loan facility and revolving credit facility are referred to together as the “Senior Secured Credit Facility.” There were no principal amounts outstanding under the revolving credit facility as of July 28, 2012 and October 29, 2011.
During the nine months ended July 28, 2012, the Company paid $160.0 million towards the principal of the term loan, $142.6 million of which were voluntary prepayments.
The Company believes that the carrying value of its Senior Secured Credit Facility approximates its fair value as the interest rate is based on a floating market rate.
Debt Maturities

Fiscal Year	Estimated Future Maturities
2012 (remaining three months)	$2,349
2013	9,477
2014	22,720
2015	846
2016	—
Thereafter	600,000
Total	$635,392

8. Commitments and Contingencies
Product Warranties
The Company’s accrued liability for estimated future warranty costs is included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the nine months ended July 28, 2012 and July 30, 2011 (in thousands):

	Accrued Warranty
	Nine Months Ended
	July 28, 2012	July 30, 2011
Beginning balance	$11,298	$5,980
Liabilities accrued for warranties issued during the period	5,827	4,501
Warranty claims paid and used during the period	(1,095)	(1,093)
Changes in liability for pre-existing warranties during the period	(1,652)	(1,444)
Ending balance	$14,378	$7,944

In addition, the Company has standard indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product, alone or potentially in combination with others, infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of July 28, 2012, there have been no known events or circumstances that have resulted in a material customer contract-related indemnification liability to the Company.
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
As of July 28, 2012, the Company’s aggregate commitment to the CMs for inventory components used in the manufacture of Brocade products was $223.5 million, which the Company expects to utilize during future normal ongoing operations, net of a purchase commitments reserve of $4.7 million. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal ongoing operations within the next twelve months.
Income Taxes
The Company has several ongoing income tax audits. For additional discussions, see Note 11, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements. The Company believes it has adequate reserves for all open tax years.

Legal Proceedings

Stockholder Litigation

In March 2012, a stockholder filed a complaint in Santa Clara County Superior Court captioned Stephen Knee vs. Brocade Communications Systems, Inc., et al. alleging that the proposal in Brocade’s proxy for its 2012 annual meeting of stockholders seeking additional shares for the 2009 Stock Plan pool was misleading and incomplete; the plaintiff claimed the right to enjoin the stockholders’ vote. In early April 2012, the plaintiff filed a motion for preliminary injunction seeking to enjoin the stockholders’ vote on the proposal. Brocade filed an opposition to the plaintiff’s motion for preliminary injunction. On April 10, 2012, the Court held a hearing and issued an order granting the plaintiff’s motion. On April 12, 2012, the Court entered a stipulation and order regarding settlement in which Brocade agreed to postpone the vote on the proposal at least seven days and to issue supplemental disclosures regarding the proposal. The supplemental disclosures were filed with the SEC on April 12, 2012. Brocade’s stockholders approved the proposal on April 20, 2012. On July 26, 2012, the parties signed a Stipulation of Settlement regarding the matter. On August 10, 2012, plaintiff filed a Motion for Preliminary Approval of Settlement. The Preliminary Approval of Settlement Hearing is currently scheduled for September 28, 2012.

Intellectual Property Litigation
On June 21, 2005, Enterasys Networks, Inc. (“Enterasys”) filed a lawsuit against Foundry Networks, LLC (formerly Foundry Networks, Inc.) (“Foundry”) (and Extreme Networks, Inc.) in the United States District Court for the District of Massachusetts alleging that certain of Foundry’s products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. The Court severed the claims against Extreme from the claims against Foundry for trial, and Enterasys subsequently added Brocade as a defendant. On August 28, 2007, the Court granted Foundry’s motion to stay the case based on petitions that Foundry had filed with the United States Patent and Trademark Office (“USPTO”) in 2007 for reexamination of five of the six Enterasys patents. Two of the patents received final rejections during their respective reexaminations, in which the USPTO held that the claims were invalid. Enterasys filed appeals of those rejections with the USPTO’s Board of Patent Appeals and Interferences in 2009. The USPTO’s Board affirmed one, and partially affirmed and partially reversed the other of those two rejections on January 24, 2011, and Enterasys did not appeal further, which ended the proceedings on those two patents. The USPTO has issued reexamination certificates for the remaining three patents undergoing reexamination indicating that the patents were valid over the references that had been submitted. Meanwhile, on May 21, 2010, the Court lifted the stay of the litigation, and Enterasys subsequently dropped from the litigation the two patents it appealed at the USPTO. Accordingly, four patents remain at issue in the litigation. No trial date has been set.

On September 6, 2006, Chrimar Systems, Inc. (“Chrimar”) filed a lawsuit against Foundry (and D-Link Corporation and PowerDsine, Ltd.) in the United States District Court for the Eastern District of Michigan alleging that certain of Foundry’s products infringe Chrimar’s U.S. Patent 5,406,260 and seeking injunctive relief, as well as unspecified damages. Discovery has been completed. On June 1, 2012, Brocade filed its second Supplemental Statement of Material Facts In Support of Motion for Summary Judgment of Invalidity of Paradigm Claim 17 of the 5,406,260 patent. On August 1, 2012, the Court issued its Memorandum and Order Granting Defendant’s Motion for Summary Judgment of Invalidity and dismissed the case.
On August 4, 2010, Brocade and Foundry (“Plaintiffs”) filed a lawsuit against A10 Networks, Inc. (“A10”), A10’s founder and other individuals in the United States District Court for the Northern District of California. On October 29, 2010, Plaintiffs filed an amended complaint. In the amended complaint, Brocade alleged that A10 and the individual defendants have misappropriated Plaintiff’s trade secrets, infringed copyrighted works, interfered with existing contracts between the Plaintiffs and their employees, breached contracts, breached their fiduciary duties and duties of loyalty, and that certain of A10’s products infringe 13 of Brocade’s patents. Brocade is seeking injunctive relief, as well as monetary damages. On May 16, 2011, A10 filed an answer and counterclaim alleging that certain of Brocade’s products infringe a patent recently acquired by A10 and seeking injunctive relief, as well as unspecified damages. In addition, A10 filed petitions with the USPTO to have each of 13 of the patents reexamined, in view of prior art that A10 alleges invalidates the patents. The petitions were granted, and reexaminations of the patents are in progress. On January 6, 2012, the Court granted Brocade’s summary judgment motion of non-infringement of the A10 patent. Trial on Brocade’s claims against A10 and the individual defendants commenced on July 16, 2012. On August 6, 2012, the jury found A10 responsible for intellectual property infringement and unfair competition, awarding approximately $112 million to Brocade. On August 7, 2012, A10 issued a press release that reflects a different interpretation of the jury verdict. A10 has stated that it will take appropriate action to set aside the verdict and reverse the award of damages. A10 also stated that it intends to seek judgment in its favor as a matter of law. On August 27, 2012, the Court entered a judgment without commenting on the differing interpretations of the jury verdict or any post-trial motions. Brocade expects that the Court will address post-trial motions in the coming months. The outcome of such motions cannot be predicted with any certainty.
On September 9, 2011, A10 filed a lawsuit against Brocade in the United States District Court for the Northern District of California. A10 alleged that certain of Brocade’s products infringed two patents acquired by A10. After Brocade moved to dismiss the complaint, A10 dismissed one of its patents-in-suit, leaving only one patent at issue. In lieu of answering the complaint, Brocade filed a new motion to dismiss the complaint, which was granted. On June 27, 2012, the Court entered a Final Judgment dismissing A10’s action. On June 28, 2012, A10 filed a notice of its intent to appeal.

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
On a quarterly basis, the Company reviews relevant information with respect to litigation contingencies and updates its accruals, disclosures and, when possible, estimates of reasonably possible losses or ranges of loss based on such reviews. However, litigation is inherently unpredictable, and outcomes are typically uncertain, and the Company’s past experience does not provide any additional visibility or predictability to estimate the range of loss that may occur because the costs, outcome and status of these types of claims and proceedings have varied significantly in the past. The Company is not currently able to reasonably estimate the possible loss or range of loss from the above legal proceedings where the Company is the defendant and, accordingly, the Company is unable to estimate the effects of the above on its financial condition, results of operations or cash flows.
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
Foreign Currency Exchange Rate Risk
A majority of the Company’s revenue, expense and capital purchasing activities is transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to its operations for the nine months ended July 28, 2012 were the Chinese yuan, the euro, the Japanese yen, the Indian rupee, the British pound, the Singapore dollar and the Swiss franc. The Company has established a foreign currency risk management program to protect against the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not always entirely eliminate, the impact of foreign currency exchange rate movements. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward and option contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. Net gains (losses) relating to the effective portion of foreign currency derivatives recorded in the condensed consolidated statements of income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Cost of revenues	$(278)	$311	$(690)	$597
Research and development	(410)	96	(756)	282
Sales and marketing	(1,551)	1,817	(3,935)	3,740
General and administrative	(113)	167	(278)	297
Total	$(2,352)	$2,391	$(5,659)	$4,916
The net foreign currency exchange gains and losses recorded as part of “Interest and other income (loss), net” were losses of $0.2 million and $1.6 million for the three and nine months ended July 28, 2012, respectively, and losses of $0.9 million and $0.4 million for the three and nine months ended July 30, 2011, respectively.
Gross unrealized loss positions are recorded within “Other accrued liabilities” and “Other non-current liabilities,” and gross unrealized gain positions are recorded within “Prepaid expenses and other current assets.” As of July 28, 2012, the Company had gross unrealized loss positions of $4.5 million and gross unrealized gain positions of $0.3 million included in “Other accrued liabilities” and “Prepaid expenses and other current assets,” respectively. Effective cash flow hedges are reported as a component of accumulated other comprehensive loss. Ineffective cash flow hedges are included in the Company’s net income as part of “Interest and other income (loss), net.” The amount recorded on ineffective cash flow hedges was not significant.

Volume of Derivative Activity
Total gross notional amounts, presented by currency, are as follows (in thousands):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In United States Dollars	As of July 28, 2012	As of October 29, 2011	As of July 28, 2012	As of October 29, 2011
Euro	$28,993	$57,935	$—	$—
British pound	14,758	25,282	—	—
Indian rupee	12,474	—	—	—
Singapore dollar	9,336	16,136	—	—
Japanese yen	7,942	17,957	—	—
Swiss franc	5,412	13,060	2,787	5,012
Total	$78,915	$130,370	$2,787	$5,012

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

10. Stock-Based Compensation
Stock-based compensation expense, net of estimated forfeitures, was included in the following line items of the Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Cost of revenues	$3,074	$4,235	$12,045	$11,262
Research and development	3,110	5,581	13,741	14,975
Sales and marketing	4,483	8,670	24,946	27,081
General and administrative	2,402	2,483	8,014	10,087
Total stock-based compensation	$13,069	$20,969	$58,746	$63,405

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended		Nine Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Stock options, including variable options	$169	$563	$899	$3,211
Restricted stock awards and restricted stock units (“RSUs”)	7,720	15,253	44,441	40,636
Employee stock purchase plan (“ESPP”)	5,180	5,153	13,406	19,558
Total stock-based compensation	$13,069	$20,969	$58,746	$63,405

The following table presents unrecognized compensation expense, net of estimated forfeitures, of the Company’s equity compensation plans as of July 28, 2012, which is expected to be recognized over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$956	0.65
RSUs	$90,291	2.26
ESPP	$22,630	1.26

The following table presents details on grants made by the Company for the following periods:

	Nine Months Ended		Nine Months Ended
	July 28, 2012		July 30, 2011
	Granted (in thousands)	Weighted-Average Grant Date Fair Value	Granted (in thousands)	Weighted-Average Grant Date Fair Value
Stock options	160	$2.39	243	$2.23
RSUs	8,582	$4.84	9,185	$6.12
The total intrinsic value of stock options exercised for the nine months ended July 28, 2012 and July 30, 2011 was $23.1 million and $44.3 million, respectively.
11. Income Taxes
In general, the Company’s provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense and adjustments to unrecognized tax benefits.
For the three and nine months ended July 28, 2012, the Company recorded an income tax expense of $15.0 million and $11.1 million, respectively. The tax reported for both periods was impacted by the net effect of a decrease in benefit from the federal research and development tax credit which expired on December 31, 2011, partially offset by discrete benefits from reserve releases of settled tax audits, and the expiration of certain statutes of limitations.
For the three and nine months ended July 30, 2011, the Company recorded an income tax benefit of $10.3 million and $16.6 million, respectively, primarily as a result of discrete benefits from the retroactive reinstatement of the federal research and development tax credit provision and reserve releases of settled tax audits, and the expiration of certain statutes of limitations.
The total amount of unrecognized tax benefits of $103.2 million as of July 28, 2012 would affect the Company’s effective tax rate, if recognized. Although the timing of the closure of audits is highly uncertain, it is reasonably possible that the balance of unrecognized tax benefits could significantly change during the remainder of fiscal year 2012.
The Internal Revenue Service (“IRS”) and other tax authorities regularly examine the Company’s income tax returns. The IRS is currently examining fiscal years 2009 and 2010. In addition, the IRS has also examined the Company’s income tax returns for fiscal years 2007 and 2008 and is contesting the Company’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries. The Company has filed a protest to appeal the amount of proposed adjustments in the Revenue Agent’s Report with the Appeals Office of the IRS. The Company believes it has sufficient reserves recorded for the ultimate settlement amount on this issue. Furthermore, the Company is in discussion with foreign tax authorities to obtain correlative relief on transfer pricing adjustments settled with the IRS. We believe that our reserves for unrecognized tax benefits are adequate for all open tax years. The timing of the resolution of income tax examinations, as well as the amounts and timing of related settlements, is highly uncertain. The Company believes that before the end of fiscal year 2012, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. As such, after we reach settlement with the tax authorities, we expect to record a corresponding adjustment to our unrecognized tax benefits. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential decreases in underlying uncertain tax positions is between $0 and $23 million in the next twelve months.

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

12. Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Currently, the Company’s CODM is its Chief Executive Officer.

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
Financial decisions and the allocation of resources are based on the information from the Company’s internal management reporting system. The Company does not track its assets by operating segments. The majority of the Company’s assets as of July 28, 2012 were attributable to its United States operations.
Summarized financial information by reportable segment for the three and nine months ended July 28, 2012 and July 30, 2011, based on the internal management reporting system, is as follows (in thousands):

	Data Storage Products	Ethernet Products	Global Services	Total
Three months ended July 28, 2012
Net revenues	$321,464	$145,817	$88,051	$555,332
Cost of revenues	87,113	86,524	41,217	214,854
Gross margin	$234,351	$59,293	$46,834	$340,478
Three months ended July 30, 2011
Net revenues	$275,391	$138,907	$88,552	$502,850
Cost of revenues	69,219	80,102	47,002	196,323
Gross margin	$206,172	$58,805	$41,550	$306,527
Nine months ended July 28, 2012
Net revenues	$1,017,258	$382,429	$259,726	$1,659,413
Cost of revenues	273,308	239,913	123,863	637,084
Gross margin	$743,950	$142,516	$135,863	$1,022,329
Nine months ended July 30, 2011
Net revenues	$935,129	$393,692	$268,148	$1,596,969
Cost of revenues	267,522	230,490	142,939	640,951
Gross margin	$667,607	$163,202	$125,209	$956,018

13. Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Basic net income per share
Net income	$43,300	$1,937	$141,180	$54,934
Weighted-average shares used in computing basic net income per share	457,147	483,744	455,727	474,020
Basic net income per share	$0.09	$—	$0.31	$0.12
Diluted net income per share
Net income	$43,300	$1,937	$141,180	$54,934
Weighted-average shares used in computing basic net income per share	457,147	483,744	455,727	474,020
Dilutive potential common shares in the form of stock options	6,172	14,657	8,391	15,664
Dilutive potential common shares in the form of other share based awards	6,252	11,147	7,601	11,057
Weighted-average shares used in computing diluted net income per share	469,571	509,548	471,719	500,741
Diluted net income per share	$0.09	$—	$0.30	$0.11
Antidilutive potential common shares in the form of (1)
Stock options	17,742	15,367	17,437	19,493
Other share based awards	1,000	67	728	537

(1)	These amounts are excluded from the computation of diluted net income per share.

14. Comprehensive Income
The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net income	$43,300	$1,937	$141,180	$54,934
Other comprehensive income (loss):
Change in net unrealized losses on cash flow hedges	(1,419)	(2,953)	(2,778)	(3,818)
Change in cumulative translation adjustments	(2,951)	(316)	(4,427)	888
Total comprehensive income (loss)	$38,930	$(1,332)	$133,975	$52,004

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
The following is the condensed consolidated balance sheet as of July 28, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash, cash equivalents and short-term investments	$204,938	$1,620	$374,876	$—	$581,434
Accounts receivable, net	149,061	(1,554)	83,648	—	231,155
Inventories	63,751	—	10,449	—	74,200
Intercompany receivables	—	465,891	—	(465,891)	—
Other current assets	91,810	664	11,545	557	104,576
Total current assets	509,560	466,621	480,518	(465,334)	991,365
Property and equipment, net	450,454	54,206	18,745	—	523,405
Investment in subsidiaries	1,284,970	—	—	(1,284,970)	—
Other non-current assets	1,471,483	510,021	1,250	—	1,982,754
Total assets	$3,716,467	$1,030,848	$500,513	$(1,750,304)	$3,497,524
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$91,883	$353	$24,233	$—	$116,469
Current portion of long-term debt	8,515	—	—	—	8,515
Intercompany payables	423,467	—	42,424	(465,891)	—
Other current liabilities	290,665	12,758	126,404	557	430,384
Total current liabilities	814,530	13,111	193,061	(465,334)	555,368
Long-term debt, net of current portion	621,206	—	—	—	621,206
Other non-current liabilities	89,130	43	40,176	—	129,349
Total liabilities	1,524,866	13,154	233,237	(465,334)	1,305,923
Total stockholders’ equity	2,191,601	1,017,694	267,276	(1,284,970)	2,191,601
Total liabilities and stockholders’ equity	$3,716,467	$1,030,848	$500,513	$(1,750,304)	$3,497,524

The following is the condensed consolidated balance sheet as of October 29, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash, cash equivalents and short-term investments	$101,367	$2,301	$311,308	$—	$414,976
Accounts receivable, net	157,839	(2,149)	93,451	—	249,141
Inventories	50,000	—	24,172	—	74,172
Intercompany receivables	—	446,455	—	(446,455)	—
Other current assets	87,495	805	15,609	2,003	105,912
Total current assets	396,701	447,412	444,540	(444,452)	844,201
Property and equipment, net	460,347	55,594	16,443	—	532,384
Investment in subsidiaries	1,285,356	—	—	(1,285,356)	—
Other non-current assets	1,506,086	590,318	1,319	—	2,097,723
Total assets	$3,648,490	$1,093,324	$462,302	$(1,729,808)	$3,474,308
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$85,700	$376	$23,395	$—	$109,471
Current portion of long-term debt	40,539	—	—	—	40,539
Intercompany payables	377,228	—	69,227	(446,455)	—
Other current liabilities	276,982	17,261	119,731	2,003	415,977
Total current liabilities	780,449	17,637	212,353	(444,452)	565,987
Long-term debt, net of current portion	748,904	—	—	—	748,904
Other non-current liabilities	104,999	580	39,700	—	145,279
Total liabilities	1,634,352	18,217	252,053	(444,452)	1,460,170
Total stockholders’ equity	2,014,138	1,075,107	210,249	(1,285,356)	2,014,138
Total liabilities and stockholders’ equity	$3,648,490	$1,093,324	$462,302	$(1,729,808)	$3,474,308

The following is the condensed consolidated statement of income for the three months ended July 28, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$353,594	$1,038	$200,700	$—	$555,332
Intercompany revenues	11,442	—	5,239	(16,681)	—
Total net revenues	365,036	1,038	205,939	(16,681)	555,332
Cost of revenues	145,292	10,291	56,246	3,025	214,854
Intercompany cost of revenues	(8,078)	—	24,759	(16,681)	—
Total cost of revenues	137,214	10,291	81,005	(13,656)	214,854
Gross margin (loss)	227,822	(9,253)	124,934	(3,025)	340,478
Operating expenses	204,948	12,893	55,441	(3,025)	270,257
Intercompany operating expenses (income)	(38,781)	(7,971)	46,752	—	—
Total operating expenses	166,167	4,922	102,193	(3,025)	270,257
Income (loss) from operations	61,655	(14,175)	22,741	—	70,221
Other income (expense)	(11,495)	45	(476)	—	(11,926)
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	50,160	(14,130)	22,265	—	58,295
Income tax expense	13,032	—	1,963	—	14,995
Equity in net earnings (losses) of subsidiaries	6,172	—	—	(6,172)	—
Net income (loss)	$43,300	$(14,130)	$20,302	$(6,172)	$43,300
The following is the condensed consolidated statement of income for the three months ended July 30, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$299,841	$7,526	$195,483	$—	$502,850
Intercompany revenues	15,753	367	11,211	(27,331)	—
Total net revenues	315,594	7,893	206,694	(27,331)	502,850
Cost of revenues	120,070	19,209	53,669	3,375	196,323
Intercompany cost of revenues	(8,122)	—	35,452	(27,330)	—
Total cost of revenues	111,948	19,209	89,121	(23,955)	196,323
Gross margin (loss)	203,646	(11,316)	117,573	(3,376)	306,527
Operating expenses	204,259	14,794	56,628	(3,376)	272,305
Intercompany operating expenses (income)	(32,891)	(6,280)	39,171	—	—
Total operating expenses	171,368	8,514	95,799	(3,376)	272,305
Income (loss) from operations	32,278	(19,830)	21,774	—	34,222
Other expense	(41,934)	(76)	(575)	—	(42,585)
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	(9,656)	(19,906)	21,199	—	(8,363)
Income tax expense (benefit)	(11,444)	35	1,109	—	(10,300)
Equity in net earnings (losses) of subsidiaries	149	—	—	(149)	—
Net income (loss)	$1,937	$(19,941)	$20,090	$(149)	$1,937

The following is the condensed consolidated statement of income for the nine months ended July 28, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$1,046,498	$3,777	$609,138	$—	$1,659,413
Intercompany revenues	36,049	—	19,308	(55,357)	—
Total net revenues	1,082,547	3,777	628,446	(55,357)	1,659,413
Cost of revenues	417,480	38,279	173,170	8,155	637,084
Intercompany cost of revenues	(23,244)	—	78,601	(55,357)	—
Total cost of revenues	394,236	38,279	251,771	(47,202)	637,084
Gross margin (loss)	688,311	(34,502)	376,675	(8,155)	1,022,329
Operating expenses	620,073	43,382	175,620	(8,155)	830,920
Intercompany operating expenses (income)	(105,706)	(20,532)	126,238	—	—
Total operating expenses	514,367	22,850	301,858	(8,155)	830,920
Income (loss) from operations	173,944	(57,352)	74,817	—	191,409
Other expense	(34,692)	(61)	(4,396)	—	(39,149)
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	139,252	(57,413)	70,421	—	152,260
Income tax expense	4,910		6,170	—	11,080
Equity in net earnings (losses) of subsidiaries	6,838	—	—	(6,838)	—
Net income (loss)	$141,180	$(57,413)	$64,251	$(6,838)	$141,180
The following is the condensed consolidated statement of income for the nine months ended July 30, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$948,200	$22,407	$626,362	$—	$1,596,969
Intercompany revenues	76,729	1,571	26,521	(104,821)	—
Total net revenues	1,024,929	23,978	652,883	(104,821)	1,596,969
Cost of revenues	397,419	62,416	170,470	10,646	640,951
Intercompany cost of revenues	4,962	—	99,858	(104,820)	—
Total cost of revenues	402,381	62,416	270,328	(94,174)	640,951
Gross margin (loss)	622,548	(38,438)	382,555	(10,647)	956,018
Operating expenses	636,393	43,614	163,836	(10,647)	833,196
Intercompany operating expenses (income)	(110,684)	(19,133)	129,817	—	—
Total operating expenses	525,709	24,481	293,653	(10,647)	833,196
Income (loss) from operations	96,839	(62,919)	88,902	—	122,822
Other expense	(83,231)	(502)	(784)	—	(84,517)
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	13,608	(63,421)	88,118	—	38,305
Income tax expense (benefit)	(22,093)	46	5,418	—	(16,629)
Equity in net earnings (losses) of subsidiaries	19,233	—	—	(19,233)	—
Net income (loss)	$54,934	$(63,467)	$82,700	$(19,233)	$54,934

The following is the condensed consolidated statement of cash flows for the nine months ended July 28, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$304,610	$(716)	$76,484	$—	$380,378
Cash flows from investing activities:
Proceeds from sale of subsidiary	35	—	—	—	35
Purchases of property and equipment	(47,341)	—	(8,664)	—	(56,005)
Net cash used in investing activities	(47,306)	—	(8,664)	—	(55,970)
Cash flows from financing activities:
Payment of principal related to the term loan	(160,000)	—	—	—	(160,000)
Payment of principal related to capital leases	(1,389)	—	—	—	(1,389)
Common stock repurchases	(70,153)	—	—	—	(70,153)
Proceeds from issuance of common stock	76,472	—	—	—	76,472
Excess tax benefits from stock-based compensation	1,338	—	—	—	1,338
Net cash used in financing activities	(153,732)	—	—	—	(153,732)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(4,252)	—	(4,252)
Net increase (decrease) in cash and cash equivalents	103,572	(716)	63,568	—	166,424
Cash and cash equivalents, beginning of period	101,366	1,528	311,308	—	414,202
Cash and cash equivalents, end of period	$204,938	$812	$374,876	$—	$580,626

The following is the condensed consolidated statement of cash flows for the nine months ended July 30, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$135,029	$431	$107,539	$—	$242,999
Cash flows from investing activities:
Purchases of short-term investments	—	(38)	—	—	(38)
Proceeds from maturities and sale of short-term investments	—	1,604	—	—	1,604
Purchases of property and equipment	(70,389)	(24)	(6,248)	—	(76,661)
Net cash provided by (used in) investing activities	(70,389)	1,542	(6,248)	—	(75,095)
Cash flows from financing activities:
Payment of principal related to the term loan	(309,897)	—	—	—	(309,897)
Payment of fees related to the term loan	(1,090)	—	—	—	(1,090)
Proceeds from term loan	198,949	—	—	—	198,949
Payment of principal related to capital leases	(1,311)	—	—	—	(1,311)
Common stock repurchases	(10,044)	—	—	—	(10,044)
Proceeds from issuance of common stock	93,333	—	—	—	93,333
Excess tax benefits (detriments) from stock-based compensation	(249)	—	168	—	(81)
Net cash provided by (used in) financing activities	(30,309)	—	168	—	(30,141)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	812	—	812
Net increase in cash and cash equivalents	34,331	1,973	102,271	—	138,575
Cash and cash equivalents, beginning of period	23,455	6,907	303,622	—	333,984
Cash and cash equivalents, end of period	$57,786	$8,880	$405,893	$—	$472,559

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
Growth opportunities in the Data Storage market are expected to be driven by key customer IT initiatives such as server virtualization, enterprise mobility, data center consolidation, migration to higher performance technologies and “cloud” computing initiatives. Our Ethernet business strategies are intended to increase new Ethernet accounts, and expand our market share. We plan to continue to support our Data Storage and Ethernet growth plans by enhancing our existing partnerships and forming new ones primarily by building out a two-tier distribution channel, continuous innovation, new product introductions, and leveraging the investments we have made in sales and marketing.
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
Our plans for our operating cash flows are to build our cash balance and reduce our existing term loan. We also expect to use our operating cash flows to repurchase our stock to offset the dilutive effects of our equity award programs and, from time-to-time, we may also opportunistically repurchase our stock under our previously announced stock repurchase programs. In addition, we may opportunistically use our operating cash flows to strengthen our networking portfolios through acquisitions and strategic investments.
Results of Operations
Our results of operations for the three and nine months ended July 28, 2012 and July 30, 2011 are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin for each segment, which is presented as a percentage of the respective segment net revenues.
Revenues. Our revenues are derived primarily from sales of our Data Storage products, Ethernet products, and Support and Services related to these products which we call Global Services.

Our total net revenues are summarized as follows (in thousands, except percentages):

	Three Months Ended
	July 28, 2012	% of Net Revenues	July 30, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Data Storage Products	$321,464	57.9%	$275,391	54.8%	$46,073	16.7%
Ethernet Products	145,817	26.2%	138,907	27.6%	6,910	5.0%
Global Services	88,051	15.9%	88,552	17.6%	(501)	(0.6)%
Total net revenues	$555,332	100.0%	$502,850	100.0%	$52,482	10.4%

	Nine Months Ended
	July 28, 2012	% of Net Revenues	July 30, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Data Storage Products	$1,017,258	61.3%	$935,129	58.6%	$82,129	8.8%
Ethernet Products	382,429	23.0%	393,692	24.6%	(11,263)	(2.9)%
Global Services	259,726	15.7%	268,148	16.8%	(8,422)	(3.1)%
Total net revenues	$1,659,413	100.0%	$1,596,969	100.0%	$62,444	3.9%

The increase in total net revenues for the three months ended July 28, 2012 compared to the three months ended July 30, 2011 was due to higher revenues from our Data Storage products and Ethernet products. It was partially offset by lower revenues from Global Services offerings.

•
The increase in Data Storage product revenues for the period was driven by a shift in mix to our high-end, higher bandwidth Director and Switch products, including the strong growth in sales of our 16 Gbps products. The number of ports shipped during the three months ended July 28, 2012 increased by 8%. Average selling price per port increased by 8% due to a favorable change in our product sales mix towards our high-end, higher bandwidth products;

•
The increase in Ethernet product revenues was due to higher revenues from our enterprise customers, driven by sales of our new Brocade ICX products, and higher revenue from United States (U.S.) federal government customers. Revenues from our service provider customers were slightly lower for the three months ended July 28, 2012 compared to the three months ended July 30, 2011; and

•
The decrease in Global Services revenues was primarily attributable to the sale of Strategic Business Systems, Inc. (“SBS”), a wholly-owned subsidiary of the Company, during the fourth quarter of fiscal year 2011. This decrease was partially offset by an increase in both Data Storage and Ethernet support revenues.

The increase in total net revenues for the nine months ended July 28, 2012 compared to the nine months ended July 30, 2011 reflects higher sales of our Data Storage products, partially offset by lower revenues from our Ethernet products and Global Services offerings.

•
The increase in Data Storage product revenues for the period was driven by our high-end, higher bandwidth Director and Switch products. The number of ports shipped during the nine months ended July 28, 2012 increased by 3%, and average selling price per port increased by 5%;

•
The decrease in Ethernet product revenues reflects lower revenues from our enterprise customers, partially offset by an increase in revenues from both service provider and U.S. federal government customers. Our Ethernet business has been impacted by slower enterprise customer spending and the competitive enterprise environment. In addition, enterprise product revenue decreased due in part to our transition to a two-tier distribution channel model that adversely impacted sales volumes and average selling prices in the first two quarters of fiscal 2012; and

•	The decrease in Global Services revenues was primarily attributed to the sale of SBS, a wholly-owned subsidiary of the Company, during the fourth quarter of fiscal year 2011.

Our total net revenues by geographical area are summarized as follows (in thousands, except percentages):

	Three Months Ended
	July 28, 2012	% of Net Revenues	July 30, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$354,632	63.8%	$307,357	61.1%	$47,275	15.4%
Europe, the Middle East and Africa	116,033	20.9%	115,173	22.9%	860	0.7%
Asia Pacific	45,371	8.2%	50,566	10.0%	(5,195)	(10.3)%
Japan	29,417	5.3%	19,390	3.9%	10,027	51.7%
Canada, Central and South America	9,879	1.8%	10,364	2.1%	(485)	(4.7)%
Total net revenues	$555,332	100.0%	$502,850	100.0%	$52,482	10.4%

	Nine Months Ended
	July 28, 2012	% of Net Revenues	July 30, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$1,050,274	63.3%	$970,603	60.8%	$79,671	8.2%
Europe, the Middle East and Africa	358,893	21.6%	378,038	23.7%	(19,145)	(5.1)%
Asia Pacific	144,768	8.7%	160,618	10.0%	(15,850)	(9.9)%
Japan	72,046	4.4%	55,816	3.5%	16,230	29.1%
Canada, Central and South America	33,432	2.0%	31,894	2.0%	1,538	4.8%
Total net revenues	$1,659,413	100.0%	$1,596,969	100.0%	$62,444	3.9%

International revenues decreased as a percentage of total net revenues for the three months ended July 28, 2012 compared to the three months ended July 30, 2011 primarily due to higher revenues from our Data Storage product sales to U.S. OEM partners partially offset by higher revenues from our Data Storage product sales to OEM’s in Japan. International revenues decreased as a percentage of total net revenues for the nine months ended July 28, 2012 compared to the nine months ended July 30, 2011 primarily due to higher revenues from our Data Storage product sales to U.S. OEM partners as well as lower product sales in Europe, the Middle East and Africa (“EMEA”) due to a weak macroeconomic environment. Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM partners take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM partners, but we believe that international revenues comprise a larger percentage of our total net revenues than the attributed revenues may indicate.
A significant portion of our revenues are concentrated among a relatively small number of OEM customers. For the three months ended July 28, 2012, four customers accounted for 16%, 16%, 13% and 10%, respectively, of the Company’s total net revenues for a combined total of 55% of total net revenues. For the three months ended July 30, 2011, three customers accounted for 16%, 12% and 15%, respectively, of the Company’s total net revenues for a combined total of 43% of total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM partners and to the U.S. federal government and its individual agencies through our distributors and resellers. Therefore, the loss of, or significant decrease in the level of sales to, or a change in the ordering pattern of any one of these customers could seriously harm our financial condition and results of operations.

Gross margin. Gross margin as stated below is indicated as a percentage of the respective segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues. Gross margin is summarized as follows (in thousands, except percentages):

	Three Months Ended
	July 28, 2012	% of Net Revenues	July 30, 2011	% of Net Revenues	Increase/ (Decrease)	% Points Change
Data Storage Products	$234,351	72.9%	$206,172	74.9%	$28,179	(2.0)%
Ethernet Products	59,293	40.7%	58,805	42.3%	488	(1.6)%
Global Services	46,834	53.2%	41,550	46.9%	5,284	6.3%
Total gross margin	$340,478	61.3%	$306,527	61.0%	$33,951	0.3%

	Nine Months Ended
	July 28, 2012	% of Net Revenues	July 30, 2011	% of Net Revenues	Increase/ (Decrease)	% Points Change
Data Storage Products	$743,950	73.1%	$667,607	71.4%	$76,343	1.7%
Ethernet Products	142,516	37.3%	163,202	41.5%	(20,686)	(4.2)%
Global Services	135,863	52.3%	125,209	46.7%	10,654	5.6%
Total gross margin	$1,022,329	61.6%	$956,018	59.9%	$66,311	1.7%
For the three months ended July 28, 2012 compared to the three months ended July 30, 2011, total gross margin percentage did not change significantly. This was because the higher relative sales volume of Data Storage products which have higher gross margins was offset by the relative decrease in margin percentage on both Data Storage and Ethernet products.
Gross margin percentage by reportable segment increased or decreased for the three months ended July 28, 2012 compared to the three months ended July 30, 2011 primarily due to the following factors (the percentages below reflect the impact on gross margin):

•
Data Storage gross margins relative to net revenues decreased primarily due to a benefit of 4.4% from the $14.3 million release of a reserve for certain pre-acquisition litigation during the three month period ended July 30, 2011. This was partially offset by a decrease in amortization of intangible assets relative to net revenues of 1.3% and a combined decrease of 0.9% in product costs and stock based compensation costs relative to net revenues during the three months ended July 28, 2012.

•	Ethernet products gross margins relative to net revenues decreased mainly due to the impact of lower average selling prices and a less profitable product mix; and

•
Global Services gross margins relative to net revenues increased due to a 5.0% decrease in service and support costs relative to net revenues, primarily from decreased headcount as a result of the sale of SBS. Additionally, stock-based compensation and amortization of intangible assets relative to net revenues decreased by 1.3%.

For the nine months ended July 28, 2012 compared to the nine months ended July 30, 2011, total gross margin increased in absolute dollars and percentage due to an increase in margins on Data Storage products and Global Services offerings and a favorable mix due to the relative increased volume of sales of Data Storage products which yield higher gross margins. This was partially offset by a decrease in margins on Ethernet products.
Gross margin percentage by reportable segment increased or decreased for the nine months ended July 28, 2012 compared to the nine months ended July 30, 2011 primarily due to the following factors (the percentages below reflect the impact on gross margin):

•
Data Storage gross margins relative to net revenues increased due to a 1.3% decrease in product costs and a 0.9% decrease in manufacturing costs relative to net revenues. Additionally, amortization of Data Storage related intangible assets decreased by 0.8% relative to net revenues. These benefits were partially offset by the impact of a non-recurring benefit of 1.4% from the $14.3 million release of a reserve for a certain pre-acquisition litigation during the nine month period ended July 30, 2011 relative to net revenues;

•
Ethernet products gross margins relative to net revenues decreased due to a 1.9% increase in product costs relative to net revenues which is primarily as a result of the impact of a decrease in average selling prices and a less advantageous product mix as well as a 2.0% increase in manufacturing costs relative to net revenues. Additionally, amortization of Ethernet products related intangible assets and stock-based compensation increased relative to net revenues by 0.2%; and

•
Global Services gross margins relative to net revenues increased due to a 5.6% decrease in service and support costs relative to net revenues, primarily from decreased headcount as a result of the sale of SBS.

Gross margin is primarily affected by the mix of products and services, route to market and customer segment, the average selling price per port, number of ports shipped and cost of revenues. We believe that we have the ability to partially mitigate the effect of declines in average selling price per port on gross margins by reducing our product and manufacturing operations costs but may not be able to reduce these costs quickly or in sufficient amounts to offset the selling price declines.
Stock-based compensation expense. Stock-based compensation expense is summarized as follows (in thousands, except percentages):

	July 28, 2012	% of Net Revenues	July 30, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$13,069	2.4%	$20,969	4.2%	$(7,900)	(37.7)%
Nine months ended	$58,746	3.5%	$63,405	4.0%	$(4,659)	(7.3)%
The decrease in stock-based compensation expense for the three and nine months ended July 28, 2012 compared to the three and nine months ended July 30, 2011 was due to fewer restricted stock units granted to employees during the nine months ended July 28, 2012 and a reversal of the previously recognized expense related to forfeited unvested restricted stock units during the three months ended July 28, 2012.
Research and development expenses. Research and development (“R&D”) expenses consist primarily of compensation and related expenses for personnel engaged in engineering and R&D activities, fees paid to consultants and outside service providers, engineering expenses, which primarily consist of nonrecurring engineering charges and prototyping expenses related to the design, development, testing and enhancement of our products, depreciation related to engineering and test equipment, and related IT and facilities expenses.
R&D expenses are summarized as follows (in thousands, except percentages):

	July 28, 2012	% of Net Revenues	July 30, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$90,530	16.3%	$87,320	17.4%	$3,210	3.7%
Nine months ended	$272,780	16.4%	$270,669	16.9%	$2,111	0.8%
R&D expenses increased for the three months ended July 28, 2012 compared to the three months ended July 30, 2011 due to the following (in thousands):

Increase (Decrease)
Salaries and wages	$3,456
Engineering expenses	1,916
Outside services	814
Various individually insignificant items	162
The increase in R&D expenses was partially offset by decreases in the following:
Stock-based compensation expense	(2,471)
Engineering equipment	(667)
$3,210

Salaries and wages increased by $3.5 million primarily due to an increase in our variable compensation due to improved financial results during the three months ended July 28, 2012. Engineering expenses increased by $1.9 million primarily due to higher engineering spending related to new product development and higher prototype costs. Outside services increased by $0.8 million primarily due to projects related to testing of our new product offerings and new product certifications. These increases were partially offset by a decrease in stock-based compensation expense of $2.5 million, primarily driven by the lower expense associated with restricted stock units due to fewer grants and forfeiture-related expense adjustments due to employee terminations. In addition, engineering equipment expenses reduced by $0.7 million mainly due to reduced spending on equipment for higher density products testing.
R&D expenses increased for the nine months ended July 28, 2012 compared to the nine months ended July 30, 2011 due to the following (in thousands):

Increase (Decrease)
Outside services	$3,544
Salaries and wages	3,477
Depreciation and amortization expense	1,441
The increase in R&D expenses was partially offset by decreases in the following:
Engineering equipment expenses	(2,394)
Engineering expenses	(1,969)
Stock-based compensation expense	(1,234)
Various individually insignificant items	(754)
$2,111
Outside services expense increased by $3.5 million primarily due to increased certification and technical publication expenses as we penetrate new markets and fulfill additional U.S. federal government customer testing requirements. Salaries and wages increased by $3.5 million primarily due to an increase in our variable compensation due to improved financial results during the nine months ended July 28, 2012. In addition, depreciation and amortization expense increased by $1.4 million due to additional depreciation expenses related to our new laboratories. These increases were partially offset by the decrease of $2.4 million in engineering equipment expenses mainly due to reduced spending on equipment for products testing. Engineering expenses decreased by $2.0 million due to lower prototype costs and lower expense associated with new products during the nine months ended July 28, 2012. In addition, stock-based compensation expense decreased by $1.2 million mainly because of lower expense associated with restricted stock units due to fewer grants and forfeiture-related expense adjustments due to employee terminations.
Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and customer service functions, costs associated with promotional and marketing programs, travel expenses, and expenses related to IT and facilities and other shared functions.
Sales and marketing expenses are summarized as follows (in thousands, except percentages):

	July 28, 2012	% of Net Revenues	July 30, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$146,378	26.4%	$153,345	30.5%	$(6,967)	(4.5)%
Nine months ended	$457,921	27.6%	$462,991	29.0%	$(5,070)	(1.1)%

Sales and marketing expenses decreased for the three months ended July 28, 2012 compared to the three months ended July 30, 2011 due to the following (in thousands):

Increase (Decrease)
Salaries and wages	$(6,891)
Stock-based compensation expenses	(4,185)
Various individually insignificant items	(77)
The decrease in sales and marketing expenses was partially offset by increases in the following:
Expenses related to shared functions	2,457
Marketing and advertising expenses	1,729
Total change	$(6,967)
Salaries and wages decreased by $6.9 million primarily due to a reduction in variable compensation mainly attributable to lower headcount and a revised commission plan, which decreased our salary and commission expense. Stock-based compensation expense decreased by $4.2 million primarily driven by the lower expense associated with restricted stock units due to fewer grants and forfeiture-related expense adjustments due to employee terminations. These decreases were partially offset by expenses related to shared functions which increased by $2.4 million primarily due to an increase in legal expenses allocated to sales and marketing. In addition, marketing and advertising expenses increased primarily due to our marketing awareness campaigns and various other marketing activities.
Sales and marketing expenses decreased for the nine months ended July 28, 2012 compared to the nine months ended July 30, 2011 due to the following (in thousands):

Increase (Decrease)
Salaries and wages	$(13,257)
Stock-based compensation expenses	(2,134)
Travel and entertainment expenses	(2,001)
Sales office facilities expenses	(1,037)
Various individually insignificant items	(1,297)
The decrease in sales and marketing expenses was partially offset by increases in the following:
Marketing and advertising expenses	8,659
Expenses related to shared functions	5,997
Total change	$(5,070)
Salaries and wages decreased by $13.3 million primarily due to a reduction in variable compensation mainly attributable to lower sales commissions and lower headcount. Stock-based compensation decreased by $2.1 million primarily driven by the lower expense associated with restricted stock units due to fewer grants and forfeiture-related expense adjustments as a result of employee terminations. Travel and entertainment expenses decreased by $2.0 million due to lower headcount and lower spending due to cost control initiatives. Sales office facilities expenses decreased by $1.0 million due to lower headcount and office consolidation. These decreases were partially offset by an increase in marketing and advertising expenses of $8.7 million primarily due to our marketing awareness campaigns and various other marketing activities. In addition, expenses related to shared functions increased by $6.0 million primarily due to an increase in legal expenses allocated to sales and marketing.
General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources, legal and investor relations, as well as recruiting expenses, professional fees, other corporate expenses, and related IT and facilities expenses.

G&A expenses are summarized as follows (in thousands, except percentages):

	July 28, 2012	% of Net Revenues	July 30, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$18,612	3.4%	$16,617	3.3%	$1,995	12.0%
Nine months ended	$55,752	3.4%	$53,176	3.3%	$2,576	4.8%
G&A expenses increased for the three months ended July 28, 2012 compared to the three months ended July 30, 2011 due to the following (in thousands):

Increase (Decrease)
Outside services	$3,805
Salaries and wages	817
Various individually insignificant items	672
The increase in general and administrative expenses was partially offset by decreases in the following:
Increase in shared expenses allocated to other functions	(2,011)
Facilities expenses	(1,288)
Total change	$1,995
Expenses associated with outside services increased by $3.8 million, primarily due to increased costs associated with ongoing litigation matters. Salaries and wages expense increased by $0.8 million primarily driven by higher variable compensation due to improved financial results during the three months ended July 28, 2012. These increases were partially offset by a $1.3 million decrease in facilities expenses due to reduced rent and telecommunication costs and a $2.0 million increase in shared expenses allocated to other functions as a result of our higher ongoing litigation costs.
G&A expenses increased for the nine months ended July 28, 2012 compared to the nine months ended July 30, 2011 due to the following (in thousands):

Increase (Decrease)
Outside services	$9,197
Salaries and wages	2,071
The increase in general and administrative expenses was partially offset by decreases in the following:
Facilities expenses	(2,743)
Increase in shared expenses allocated to other functions	(2,266)
Stock-based compensation expenses	(2,075)
Equipment and furniture expenses	(1,244)
Various individually insignificant items	(364)
Total change	$2,576
Expenses associated with outside services increased by $9.2 million primarily driven by increased costs for our ongoing litigation matters. Salaries and wages expenses increased by $2.1 million driven by higher medical insurance costs and higher variable compensation due to improved financial results during the nine months ended July 28, 2012. These increases were partially offset by an increase in shared expenses allocated to other functions of $2.3 million as result of our higher ongoing litigation costs and a decrease in various facility expenses, stock-based compensation expenses and spending on equipment and furniture.

Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	July 28, 2012	% of Net Revenues	July 30, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$14,737	2.7%	$15,023	3.0%	$(286)	(1.9)%
Nine months ended	$44,467	2.7%	$46,236	2.9%	$(1,769)	(3.8)%
The decrease in amortization of intangible assets for the three and nine months ended July 28, 2012 compared to the three and nine months ended July 30, 2011 was primarily due to the full amortization of certain of our intangible assets.
Interest expense. Interest expense primarily represents the interest cost associated with our term loan and senior secured notes (see Note 7, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). Interest expense is summarized as follows (in thousands, except percentages):

	July 28, 2012	% of Net Revenues	July 30, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$(12,029)	(2.2)%	$(42,066)	(8.4)%	$(30,037)	(71.4)%
Nine months ended	$(37,804)	(2.3)%	$(84,357)	(5.3)%	$(46,553)	(55.2)%
Interest expense decreased for the three and nine months ended July 28, 2012 compared to the three and nine months ended July 30, 2011 as a result of a reduction in the principal amount of our debt outstanding, and refinancing of our term debt credit agreement in June 2011, as described further below in “Liquidity and Capital Resources”. In addition, as a result of the June 2011 refinancing, in accordance with the applicable accounting guidance for debt modification and extinguishment, we expensed $25.5 million of debt issuance costs and original issue discount relating to the portion of the term loan that was extinguished, which was reported within “Interest expense” in the Condensed Consolidated Statements of Income for the three and nine months ended July 30, 2011.
During the nine months ended July 28, 2012, we made net debt payments of $160.0 million toward the principal of the Senior Secured Credit Facility, $142.6 million of which were voluntary prepayments.
Interest and other income (loss), net. Interest and other income (loss), net, are summarized as follows (in thousands, except percentages):

	July 28, 2012	% of Net Revenues	July 30, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$103	—%	$(519)	(0.1)%	$622	(119.8)%
Nine months ended	$(1,345)	(0.1)%	$(160)	0.0%	$(1,185)	740.6%
Other loss for the nine months ended July 28, 2012 compared to other loss for the nine months ended July 30, 2011 increased primarily due to higher net foreign exchange losses recognized during the nine months ended July 28, 2012.
Income tax expense (benefit). Income tax expense (benefit) and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Three Months Ended		Nine Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Income tax expense (benefit)	$14,995	$(10,300)	$11,080	$(16,629)
Effective tax rate	25.7%	123.2%	7.3%	(43.4)%
In general, our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense and adjustments to unrecognized tax benefits.

We recorded a tax expense for the three and nine months ended July 28, 2012. The tax reported for both periods was impacted by the effect of a decrease in the amount of benefit from the federal research and development tax credit which expired on December 31, 2011 partially offset by discrete benefits from reserve releases of settled tax audits and certain expiring statutes of limitation.
We recorded a tax benefit for the three and nine months ended July 30, 2011, primarily as a result of discrete benefits from the retroactive reinstatement of the federal research and development tax credit provision and reserve releases of settled tax audits and the expiration of certain statutes of limitation.
Based on our currently forecasted results, we expect a lower tax expense for fiscal year 2012 compared to tax expense for fiscal year 2011 which was impacted by a significant amount of tax expense resulting from a nonrecurring cash distribution from our foreign subsidiaries. Our income tax provision could change from either effects of changing tax laws and regulations, or differences in the amount of international revenues and earnings from those historically achieved, a factor largely influenced by the buying behavior of our OEM and channel partners. Factors such as the mix of Ethernet versus Data Storage products and domestic versus international profits could also affect our tax expense. As estimates and judgments are used to project such international earnings, the impact to our tax provision could vary if current planning or assumptions change. In addition, we do not forecast discrete events, such as settlement of tax audits with governmental authorities due to their inherent uncertainty. Such settlements could materially impact our tax expense. Given that our tax rate is driven by several different factors, it is not possible to estimate our future tax rate with a high degree of certainty.
The IRS and other tax authorities regularly examine our income tax returns. The IRS is currently examining our returns for fiscal years 2007 through 2010. If we reach settlement with the IRS, we expect to record a corresponding adjustment to our unrecognized tax benefits. Due to availability of net operating losses and credits, IRS audit settlements are not expected to result in a significant tax payment. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential decreases in underlying uncertain tax positions is between $0 and $23 million in the next twelve months.
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

Liquidity and Capital Resources

	July 28, 2012	October 29, 2011	Increase/ (Decrease)
	(in thousands)
Cash and cash equivalents	$580,626	$414,202	$166,424
Short-term investments	808	774	34
Total	$581,434	$414,976	$166,458
Percentage of total assets	16.6%	11.9%
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
During the third quarter of fiscal year 2011, we amended our term debt credit agreement (the "Credit Agreement") to refinance all of the outstanding term loan with a replacement term loan that reduced interest rates on the term loan facility, and to amend certain other provisions of the Credit Agreement to provide us with greater flexibility, including extending the maturity date of the term loan facility to October 31, 2014.

Based on past performance and current expectations, we believe that internally generated cash flows and cash on hand are generally sufficient to support business operations, capital expenditures, contractual obligations, and other liquidity requirements associated with our operations for at least the next twelve months. Also, we have up to $125 million available under our revolving credit facility, and we can factor our trade receivables up to the maximum amount available at any time of our $50 million factoring facility to provide additional liquidity. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity and availability of and our requirements for capital resources.

Financial Condition
Cash and cash equivalents and short-term investments as of July 28, 2012 increased by $166.5 million over the balance as of October 29, 2011 primarily due to cash from operating activities, partially offset by accelerated payments towards the principal of the term loan and cash used to repurchase our outstanding shares.
As of July 28, 2012, three customers accounted for 17%, 15% and 15%, respectively, of total accounts receivable, for a combined total of 47% of total accounts receivable. As of October 29, 2011, two customers accounted for 16% and 14%, respectively, of total accounts receivable, for a combined total of 30% of total accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral or security interests on accounts receivable balances. We have established reserves for credit losses, sales allowances, and other allowances. While we have not experienced material credit losses in any of the periods presented, there can be no assurance that we will not experience material credit losses in the future.
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

Nine Months Ended July 28, 2012 Compared to Nine Months Ended July 30, 2011
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.
Net cash provided by operating activities increased by $137.4 million primarily due to higher net income in the current period and favorable changes in our working capital, partially offset by lower adjustments to net income for non-cash items. The adjustments for non-cash items were lower primarily due to lower depreciation and amortization of intangible assets and amortization of debt issuance costs and original issue discount in the current period.
Investing Activities. Net cash used in investing activities decreased by $19.1 million. The decrease was due to lower purchases of property and equipment during the nine months ended July 28, 2012.
Financing Activities. Net cash used in financing activities increased for the nine months ended July 28, 2012, compared to the nine months ended July 30, 2011 by $123.6 million. The increase was primarily due to higher net debt payments and stock repurchase activity during the nine months ended July 28, 2012.

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
Income Taxes. We accrue U.S. income taxes on the earnings of our foreign subsidiaries unless the earnings are considered indefinitely reinvested outside of the U.S. We intend to reinvest current and accumulated earnings of our foreign subsidiaries for expansion of our business operations outside the U.S. for an indefinite period of time.

Our existing cash, cash equivalents and short-term investments totaled $581.4 million as of July 28, 2012. Of this amount, approximately 64% was held by our foreign subsidiaries. Under current tax laws and regulations, if these funds are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.
The IRS and other tax authorities regularly examine our income tax returns (see Note 11, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements). We believe we have adequate reserves for all open tax years.
Senior Secured Credit Facility. A portion of our outstanding debt is related to the financing of the Foundry acquisition, the costs and expenses related to the merger, and the ongoing working capital and other general corporate purposes of the combined organization after consummation of the merger (see Note 7, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). During the third quarter of fiscal year 2011, we amended the Credit Agreement to refinance all of the outstanding term loan with a replacement term loan that reduced interest rates on the term loan facility, and to amend certain other provisions of the Credit Agreement to provide us with greater operating flexibility, including extending the maturity date of the term loan facility to October 31, 2014 and removing certain restrictions on the repurchase of the Company’s shares, provided the consolidated senior secured leverage ratio is under 2.00. As a result of this amendment, in accordance with the applicable accounting guidance for debt modification and extinguishment, the Company expensed $25.5 million of debt issuance costs and original issue discount relating to the portion of the term loan that was extinguished, which was reported within “Interest Expense” in the Condensed Consolidated Statements of Income for the nine months ended July 30, 2011.
During the nine months ended July 28, 2012, we paid $160.0 million towards the principal of the Senior Secured Credit Facility, $142.6 million of which were voluntary prepayments.
If additional liquidity is necessary, we have the following resources available to obtain short-term or long-term financing as of July 28, 2012 (in thousands):

	Original Amount Available	July 28, 2012
		Used	Available
Revolving credit facility	$125,000	$—	$125,000
Trade Receivables Factoring Facility. We have an agreement with a financial institution to sell certain of our trade receivables from customers with limited, non-credit related, recourse provisions. The sale of receivables eliminates our credit exposure in relation to these receivables. Total trade receivables sold under our factoring facility are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Trade receivables sold under factoring agreement	$—	$20,581	$—	$50,534
Under the terms of the factoring agreement, the remaining available amount of the factoring facility as of July 28, 2012 is $50.0 million.

Covenant Compliance
In January 2010, we issued $300 million in aggregate principal amount of senior secured notes due 2018 (the “2018 Notes”) and $300 million in aggregate principal amount of senior secured notes due 2020 (the “2020 Notes" and together with the 2018 Notes, the senior secured notes).
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
These covenants are subject to a number of other limitations and exceptions set forth in the Indentures. The Company was in compliance with all applicable Indentures' covenants as of July 28, 2012 and October 29, 2011.
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
The Senior Secured Credit Facility agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, capital expenditures, prepayment of other indebtedness, redemption or repurchase of subordinated indebtedness, share repurchases, dividends and other distributions. The credit agreement contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a maximum consolidated senior secured leverage ratio, each as defined in the credit agreement and described further below. The credit agreement also includes customary events of default, including cross-defaults on the Company’s material indebtedness and change of control. The Company was in compliance with all applicable covenants as of July 28, 2012 and October 29, 2011.
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
In accordance with the amendment and waiver to the credit agreement, the Company has agreed that it will not permit the consolidated senior secured leverage ratio at any time during any period set forth below to be greater than the ratio set forth below opposite such period:

Four Fiscal Quarters Ending During Period:	Maximum Consolidated Senior Secured Leverage Ratio
October 31, 2010 through October 29, 2011	2.50:1.00
October 30, 2011 through October 27, 2012	2.25:1.00
October 28, 2012 and thereafter	2.00:1.00

Contractual Obligations
The following table summarizes our contractual obligations, including interest expense, and commitments as of July 28, 2012 (in thousands):

	Total	Less than 1 Year	1—3 Years	3—5 Years	More than 5 Years
Contractual Obligations:
Term loan (1)	$32,236	$8,701	$23,535	$—	$—
Senior secured notes due 2018 (1)	409,313	19,875	39,750	39,750	309,938
Senior secured notes due 2020 (1)	454,688	20,625	41,250	41,250	351,563
Non-cancelable operating leases (2)	87,893	21,675	36,534	22,675	7,009
Non-cancelable capital leases	5,860	2,221	3,639	—	—
Purchase commitments, gross (3)	228,202	228,202	—	—	—
Total contractual obligations	$1,218,192	$301,299	$144,708	$103,675	$668,510
Other Commitments:
Standby letters of credit	$218	n/a	n/a	n/a	n/a
Unrecognized tax benefits and related accrued interest (4)	$119,382	n/a	n/a	n/a	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.

(2)
Amount excludes contractual sublease income of $30.3 million, which consists of $6.6 million to be received in less than one year, $13.7 million to be received in one to three years and $10.0 million to be received in three to five years.

(3)
Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers. Of this amount, we have accrued $4.7 million for estimated purchase commitments that we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.

(4)
As of July 28, 2012, we had a liability for unrecognized tax benefits of $117.0 million and a net accrual for the payment of related interest and penalties of $2.4 million. Due to availability of net operating losses and credits, a tax audit settlement is not expected to result in a significant tax payment. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential decreases in underlying uncertain tax positions is between $0 and $23 million in the next twelve months.

Share Repurchase Program. As of July 28, 2012, our Board of Directors had authorized a total of $1.3 billion for the repurchase of our common stock. The purchases may be made, from time to time, in the open market or by privately negotiated transactions and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, our debt covenants, the trading price of our common stock and other factors, including alternative investment opportunities. For the three months ended July 28, 2012, we repurchased 8.7 million shares for an aggregate purchase price of 45.1 million. Approximately $608.4 million remained authorized for future repurchases under this program as of July 28, 2012. We are subject to certain covenants relating to our borrowings that restrict the amount of our Company’s shares that we can repurchase. There is no restriction on the repurchase of our Company’s shares under the terms of our Senior Secured Credit Facility, provided our consolidated senior secured leverage ratio as defined in the credit agreement is under 2.00.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of July 28, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission ("SEC") Regulation S-K.

Critical Accounting Estimates
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the nine months ended July 28, 2012 as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 29, 2011.
Impairment of goodwill and intangible assets. Goodwill is generated as a result of business combinations. We conduct our goodwill impairment test annually, as of the first day of the second fiscal quarter, and whenever events or changes in facts and circumstances indicate that the fair value of the reporting unit may be less than its carrying amount. Events which might indicate impairment include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in relationships with significant customers, and/or a significant decline in our stock price for a sustained period. Consistent with prior years, we performed our annual goodwill impairment test using measurement data as of the first day of the second fiscal quarter of 2012.
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
The first step tests for potential impairment by comparing the fair value of reporting units with reporting units’ net asset values. If the fair value of the reporting unit exceeds the carrying value of the reporting unit’s net assets, then goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is below the reporting unit’s carrying value, then the second step is required to measure the amount of potential impairment. The second step requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities, using the initial acquisition accounting guidance in ASC 805 Business Combinations, to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we record an impairment loss equal to the difference.
To determine the reporting unit’s fair values, we use the income approach, the market approach, or a combination thereof. The income approach provides an estimate of fair value based on discounted expected future cash flows. The market approach provides an estimate of the fair value of our four reporting units using various prices or market multiples applied to the reporting unit’s operating results and then applying an appropriate control premium. During our fiscal year 2012 annual goodwill impairment test under the first step, we used a combination of approaches to estimate reporting units’ fair values. We believe that at the time of impairment testing performed in the second fiscal quarter of 2012, the income approach and the market approach were equally representative of a reporting unit’s fair value.

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
The following table summarizes the approximate impact that a change in principal key assumptions would have on the estimated fair value of the ADP reporting unit, leaving all other assumptions unchanged:

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
We are exposed to changes in interest rates as a result of our borrowings under our term loan. As of July 28, 2012, the weighted-average annualized effective interest rate on the term loan was 12.6%. Based on outstanding principal indebtedness of $30.0 million under our term loan as of July 28, 2012, if market rates average 1% above the current interest rate, our annual interest expense would increase by approximately $0.3 million.
Our cash and cash equivalents are primarily maintained at five major financial institutions. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.
The Company did not have any material investments as of July 28, 2012 that are sensitive to changes in interest rates.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to our operations for the nine months ended July 28, 2012 were the Chinese yuan, the euro, the Japanese yen, the Indian rupee, the British pound, the Singapore dollar and the Swiss franc. As such, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures.
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
Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. As of July 28, 2012, we held $78.9 million in cash flow derivative instruments. The maximum length of time over which we are hedged as of July 28, 2012 is through October 1, 2013.

We have performed a sensitivity analysis as of July 28, 2012, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect on July 28, 2012. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material foreign exchange loss as of July 28, 2012.
Equity Price Risk
We had no investments in publicly traded equity securities as of July 28, 2012. The aggregate cost of our equity investments in non-publicly traded companies was $7.0 million as of July 28, 2012. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other-than-temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On July 27, 2012, the last business day of our third fiscal quarter of 2012, the last reported sale price of our common stock on the NASDAQ Global Select Market was $4.97 per share.
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
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended July 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors

Uncertainty about or a slowdown in the domestic and global economies has adversely affected, and may increasingly adversely affect, Brocade's operating results and financial condition.

There is ongoing uncertainty about the domestic and global economies and there may be a prolonged period of significant slowdown. Such uncertainty or slowdown may result in lower growth or a decline in the networking industry as a whole and reduced demand for information technology, including high-performance data networking solutions. Information technology (“IT”) spending has historically declined as federal IT spending decreases and general economic and market conditions have worsened. The loss or delay of orders from any of Brocade's more significant customers, such as the U.S. government or individual branches or agencies within the U.S. government, such as the Department of Defense or certain intelligence agencies where Brocade's revenue is highly concentrated, or customers within the financial services, education, health sectors and service providers, could also cause its revenue and profitability to suffer. For example, if Brocade experiences governmental procurement delays due to the timing of approval of the federal budget or budget reductions that target specific agencies where Brocade's revenue is concentrated, Brocade's revenue and operating results could be negatively impacted. If the domestic and/or global economy undergoes a prolonged period of significant uncertainty or a significant downturn, such as the debt crisis occurring in the Eurozone economy, or if Brocade's customers believe such a period of uncertainty or a downturn will continue for a sustained period, they will likely reduce their information technology spending and future budgets. Brocade is particularly susceptible to reductions in information technology spending because the purchase of Brocade's products is often discretionary and may involve a significant commitment of capital and other resources. Future delays or reductions in information technology spending, domestically and/or internationally, could harm Brocade's business, results of operations and financial condition in a number of ways, including longer sales cycles, increased inventory provisions, increased production costs, lowered prices for products and reduced sales volumes. Similarly, as Brocade's suppliers face challenges in obtaining credit or otherwise in operating their businesses, they may become unable to continue to offer the materials Brocade uses to manufacture its products. These events have caused, and may cause further, reductions in Brocade's revenue, profitability and cash flows, increased price competition, increased operating costs and longer fulfillment cycles and exacerbate many other risks noted in this Form 10-Q, which adversely affect Brocade's business, results of operations and financial condition.

Given the current uncertainty about the extent and duration of the global financial recovery, it is increasingly difficult for Brocade, Brocade's customers and Brocade's suppliers to accurately forecast future product demand trends, which could cause Brocade to produce excess products that would increase Brocade's inventory carrying costs and could result in obsolete inventory that would reduce Brocade's profits. Alternatively, this forecasting difficulty could cause a shortage of products or materials used in Brocade's products that would result in an inability to satisfy demand for Brocade's products and a loss of revenues and market share.

A prolonged period of economic uncertainty or a downturn may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing. Circumstances may arise in which Brocade needs, or desires, to raise additional capital. Such capital may not be available on commercially reasonable terms, or at all, which in turn could adversely affect Brocade's financial condition.

Intense competition in the market for networking solutions could prevent Brocade from increasing or maintaining revenue, profitability and cash flows with respect to its networking solutions.

The networking market is increasingly competitive. While Cisco Systems, Inc. ("Cisco") maintains a dominant position in the Ethernet networking market, other companies have strengthened their networking portfolios through acquisitions, including the acquisition of Force10 Networks by Dell Inc. ("Dell"), the acquisition of 3Com Corporation by Hewlett-Packard Company ("HP"), and the acquisition of Blade Network Technologies by International Business Machines Corporation ("IBM"). These acquisitions have limited Brocade's ability to sell Ethernet products through these companies and may also indirectly impact the Fibre Channel business. HP, IBM and Dell are important OEM partners for Brocade in the Fibre Channel switching market, yet also are competitive with Brocade in other respects. Other competitors in the Ethernet networking market include Arista Networks, Alcatel-Lucent, Avaya Inc., A10 Networks, Inc. ("A10"), Enterasys Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Huawei Technologies Co. Ltd., and Juniper Networks, Inc.

Brocade also competes with Cisco and QLogic Corporation in the Fibre Channel switching market and with QLogic Corporation and Emulex Corporation in the server connectivity or HBA market. Also, our OEM partners have and may in the future develop partnerships with our competitors in the storage and networking markets to sell packaged solutions which may impact our business with that partner and our ability to compete in the marketplace.

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

Brocade offers its Ethernet products through a multipath distribution strategy, including through resellers, distributors, and the Brocade direct sales force, and through OEMs that have historically offered Brocade SAN products. However, Brocade's efforts to increase sales through both these new and expanded channels may not generate much, if any, incremental Ethernet revenue opportunities for Brocade. This is further compounded by the fact that several of our major OEMs customers, including Dell, IBM and HP, have acquired companies who offer Ethernet products competitive to Brocade's offerings. A loss of or significant reduction in revenue through one of Brocade's paths to market would impact Brocade's financial results.

Additionally, Brocade has focused substantial resources to emphasize the Ethernet networking market and grow revenues through a multi-tier channel strategy. This focus on the Ethernet networking market may negatively impact Brocade's other businesses such as its Data Storage networking products because management's attention and limited resources such as employees may be reallocated away from Brocade's Data Storage products and towards Ethernet products. Brocade must continually anticipate and respond to the needs of its distribution partners and their customers, and ensure that its products integrate with their solutions. Brocade's failure to successfully manage and grow its distribution relationships or the failure of its distribution partners to sell Brocade's products could reduce Brocade's revenues significantly. In addition, Brocade's ability to respond to the needs of its distribution partners in the future may depend as well on third parties producing complementary products and applications for Brocade's products to enable these partners to be competitive in the market. There can be no assurance that Brocade will be successful in expanding its go-to-market objectives which includes effectively maintaining or expanding its distribution channels, managing distribution relationships successfully, or marketing its products through distribution partners. If Brocade fails to respond successfully to the needs of these distribution partners, its business and financial results could be harmed.

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

In addition, to maintain Brocade's gross margins, Brocade must maintain or increase the number of existing products shipped and develop and introduce new products and product enhancements with improved costs, and continue to reduce the overall costs of Brocade's products. While Brocade has successfully reduced the cost of manufacturing its products in the past, Brocade may not be able to continue to reduce cost of production at historical rates or at all. Moreover, most of Brocade's expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, Brocade may not be able to decrease its spending quickly enough or in sufficient amounts to offset any unexpected shortfall in revenues. If this occurs, Brocade could incur losses and Brocade's operating results and gross margins could be below expectations.

Additionally, Brocade's gross margins may be negatively affected by fluctuations in manufacturing volumes, component costs, foreign currency exchange rates, the mix of product configurations sold, the mix of distribution channels through which its products are sold or, if product or related warranty costs associated with Brocade's products are greater than previously experienced, Brocade's gross margins may also be adversely affected. Brocade has also stated its plans to increase gross margins for its Ethernet products by a combination of initiatives, including new product introductions with improved gross margins, normalized pricing, inventory management and increased product volumes. If Brocade is not able to successfully execute on one or more of these on-going initiatives, gross margin improvements may not be realized.

A limited number of major OEM customers comprise a significant portion of Brocade's revenues and the loss of any of these major OEM customers could significantly reduce Brocade's revenues and negatively affect Brocade's financial results.

Brocade's SAN business depends on recurring purchases from a limited number of large OEM partners for a substantial portion of its revenues. As a result, these large OEM partners have a significant influence on Brocade's quarterly and annual financial results. For fiscal years 2011, 2010 and 2009, the same three customers each represented 10% or more of Brocade's total net revenues, for a combined total of 43%, 47% and 48% of total net revenues, respectively. Brocade's agreements with its OEM partners are typically cancelable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. Brocade's OEM partners could also elect to eliminate, reduce, or rebalance the amount they purchase from Brocade and/or increase the amount purchased from Brocade's competitors or introduce their own technology. Changes to SAN inventory levels paid for and held by our OEMs at one or multiple partners can impact Brocade's revenue and earnings results and may mask underlying changes in end-user demand.

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

Developing new offerings requires significant upfront investments that may not result in revenue for an extended period of time, if at all. Brocade must achieve widespread market acceptance of its new product and service offerings on a timely basis in order to realize the benefits of Brocade's investments. However, the market for networking solutions, driven in part by the growth and evolution of the Internet, is characterized by rapidly changing technology, accelerating product introduction cycles, changes in customer requirements and evolving industry standards. Brocade's future success depends largely upon its ability to address the rapidly changing needs of its customers by developing and supplying high-quality, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. This risk may become more pronounced if the networking market becomes more competitive.

For example, adoption of network attached storage and internet small computer system interface in storage networks may displace existing products in customer IT implementations and may erode the total addressable market for Fibre Channel products. Brocade recently introduced a number of Fibre Channel switching products that support the new 16 gigabits per second technology standards. The transition to this new Fibre Channel technology may be negatively impacted if customers accelerate their adoption of alternative storage networking technologies.

Brocade is also an early developer of, and the vendor who was first-to-market for, Ethernet fabrics based on the Brocade VDX 6720 and Brocade VCS software, which were built to provide the features necessary to support server virtualization and cloud based architectures. The success of Ethernet fabrics will depend on customers recognizing the benefits of upgrading their data center local area networks to fabric-based architectures. Brocade plans to continue to invest in this area with new and enhanced Ethernet fabric solutions, therefore, Brocade's future success would be negatively impacted if this technological transition does not occur at the anticipated rate or at all.

Other factors that may affect Brocade's successful introduction of new product and service offerings include Brocade's ability to:

•	Properly determine the market for and define new products and services, which can be particularly challenging for initial product offerings in new markets;

•	Differentiate Brocade's new products and services from its competitors' technology and product offerings;

•	Address the complexities of interoperability of Brocade's products with its installed base, OEM partners' server and storage products and its competitors' products;

•	Meet or exceed customer requirements for product features, cost-effectiveness, and scalability; and

•	Maintain high levels of product quality and reliability.

Various factors impacting market acceptance of Brocade's products are outside of Brocade's control, including the following:

•	The availability and price of competing products and alternative technologies;

•	The cost of certain product subcomponents, which could cause Brocade to modify prices to maintain adequate gross margins;

•	Product qualification requirements by Brocade's OEM partners, which can cause delays in the market acceptance;

•	The timing of the adoption of new industry standards relative to Brocade's development of new technologies and products; and

•	The ability of Brocade's OEM partners to successfully distribute, support and provide training for its products.

If Brocade is not able to successfully develop and market new and enhanced products and services on a timely basis, its business and results of operations will likely be harmed.

As Brocade introduces new or enhanced products, Brocade must also successfully manage the transition from older products to minimize disruption in customers' ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. The introduction of new or enhanced products may shorten the life cycle of Brocade's existing products, or replace sales of some of its current products, thereby offsetting the benefit of even a successful product introduction and may cause customers to defer purchasing its existing products in anticipation of the new products. When Brocade introduces new or enhanced products, Brocade faces numerous risks relating to product transitions, including the inability to accurately forecast demand, manage excess and obsolete inventories, address new or higher product cost structures, and manage different sales and support requirements due to the type or complexity of the new products. In addition, any customer uncertainty regarding the timeline for rolling out new products or Brocade's plans for future support of existing products may cause customers to delay purchase decisions or purchase competing products which would adversely affect Brocade's business and financial results.

If Brocade loses key talent or is unable to hire additional qualified talent, Brocade's business may be harmed.

Brocade's success depends, to a significant degree, upon the continued contributions of key management including executive officers, engineering, sales and other talent, many of whom would be difficult to replace. In particular, we recently announced that our chief executive officer, Michael Klayko, plans to leave the Company and our Board of Directors is currently searching for his successor. While our Board of Directors is actively conducting a comprehensive search, the prospective change in the office of the chief executive officer, and any protracted delay in identifying a successor, may cause disruption to our business and adversely affect our operating results. In addition, Mr. Klayko is also serving as the interim head of worldwide sales, so any such delay or a delay in hiring a permanent head of worldwide sales could also negatively impact the sales organization.

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

In addition, future declines in Brocade's stock price generally reduce the value of equity awards granted to its employees. To the extent Brocade's stock price declines, Brocade's ability to incentivize, retain or attract qualified talent could be negatively impacted. Additionally, such declines in stock price may result in additional “underwater” stock options held by certain employees. Brocade's ability to retain qualified talent may also be affected by future acquisitions, which may cause uncertainty and loss of key talent.

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

Brocade is organized into four operating segments, of which two are individually reportable segments: Data Storage Products and Global Services; and the two other operating segments, Ethernet Switching & IP Routing and ADP, combine to form a third reportable segment: Ethernet Products. Brocade's determination of fair value of long-lived assets relies on management's assumptions of future revenues, operating costs, and other relevant factors. If management's estimates of future operating results change or if there are changes to other assumptions, such as the discount rate applied to future cash flows, the estimate of the fair value of Brocade's reporting units could change significantly, which could result in goodwill impairment charges. Brocade's estimates with respect to the useful life or ultimate recoverability of Brocade's carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Brocade is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings. Brocade conducted its annual goodwill impairment test during the second fiscal quarter of 2012, and determined that no impairment needed to be recorded (see Note 3, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements, and sensitivity analysis performed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations). If future goodwill impairment tests result in a charge to earnings, Brocade's financial results would be adversely affected.

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

The failure to accurately forecast demand for Brocade's products or the failure to successfully manage the production of Brocade's products could increase Brocade's product cost or adversely affect Brocade's ability to manufacture and sell Brocade's products.

Brocade provides product forecasts to its contract manufacturers and places purchase orders with them in advance of the scheduled delivery of products to Brocade's customers. In preparing sales and demand forecasts, Brocade relies largely on input from its sales force, partners, resellers and end-user customers. Therefore, if Brocade or these third party partners are unable to accurately forecast demand, or if Brocade fails to effectively communicate with its distribution partners about end-user demand or other time-sensitive information, the sales and demand forecasts may not reflect the most accurate, up-to-date information. If these forecasts are inaccurate, Brocade may be unable to obtain adequate manufacturing capacity from its contract manufacturers to meet customers' delivery requirements or Brocade may accumulate excess inventories. Furthermore, Brocade may not be able to identify forecast discrepancies until late in its fiscal quarter. Consequently, Brocade may not be able to make timely adjustments to its business model. If Brocade is unable to obtain adequate manufacturing capacity from its contract manufacturers, or if Brocade is unable to make necessary adjustments to Brocade's business model to offset forecast discrepancies, revenue may be delayed or even lost to Brocade's competitors and Brocade's business and financial results may be harmed. If excess inventories accumulate, Brocade's gross margins may be negatively impacted by write-downs for excess and/or obsolete inventory. In addition, Brocade may experience higher fixed costs as it expands its contract manufacturer capabilities for forecast demand, which could negatively affect Brocade's margins because Brocade will not be able to react quickly to reduce fixed costs if demand suddenly decreases.

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

Brocade's quarterly and annual revenues and operating results and financial position may vary significantly in the future due to the factors noted above as well as other factors, including but not limited to, the following:

•
Receipt of a high number of customer orders towards the end of a fiscal quarter will increase reported receivables outstanding as a fraction of reported sales for the period and result in higher days sales outstanding;

•
Disruptions, or a continued decline, in general economic conditions, particularly in the information technology industry and U.S. federal government budget cycles, especially governmental departments such as the Department of Defense and certain intelligence agencies that are likely to be negatively impacted by budget reductions and where Brocade's revenue is highly concentrated;

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

A significant portion of Brocade's sales occur in international jurisdictions. In addition, Brocade's contract manufacturers have significant operations in China. Brocade plans to continue to expand its international operations and sales activities. Brocade's international sales of its Ethernet networking products have primarily depended on a variety of its resellers, including Tech Data Corporation and Avnet Inc. in Europe and Net One Systems in Japan. The failure by international resellers to sell Brocade's products could limit its ability to sustain and grow revenue. Maintenance or expansion of international sales or international operations involves inherent risks that Brocade may not be able to control, including:

•	Exposure to economic instability or fluctuations in international markets that could cause reductions in customer and public sector IT spending;

•	Exposure to inflationary risks in China and the continuing sovereign debt risk and economic instability in Europe;

•	Reduced or limited protection of intellectual property rights, particularly in jurisdictions that have less developed intellectual property regimes such as China and India;

•	Managing research and development teams in geographically diverse locations, including teams divided between the United States and India;

•	Significant wage inflation in certain growing economies such as India;

•	Increased exposure to foreign currency exchange rate fluctuations, including the appreciation of foreign currencies such as the Chinese yuan or European Union's euro;

•	Communicating effectively across multiple geographies, cultures and languages;

•	Recruiting sales and technical support personnel with the skills to design, manufacture, sell and support Brocade's products in international markets;

•	Complying with governmental regulation of encryption technology and regulation of imports and exports, including obtaining required import or export approval for its products;

•	Increased complexity and costs of managing international operations;

•	Commercial laws and business practices that favor local competition;

•	Multiple, potentially conflicting, and changing governmental laws, regulations and practices, including differing export, import, tax, labor, anti-bribery and employment laws;

•	Longer sales cycles and manufacturing lead times;

•	Increased complexity and cost of providing customer support and maintenance for international customers;

•	Difficulties in collecting accounts receivable; and

•	Increased complexity of logistics and distribution arrangements.

Failure to manage effectively our international operations or expansion of those operations could seriously harm Brocade's business, financial condition and prospects. In addition, international political instability may halt or hinder Brocade's ability to do business and may increase Brocade's costs. Various events, including the occurrence or threat of terrorist attacks, increased national security measures in the United States and other countries, and military action and armed conflicts, may suddenly increase international tensions. Such events may have an adverse effect on the world economy and could adversely affect Brocade's business operations or the operations of Brocade's OEM partners, end-user customers and channels, contract manufacturers and suppliers.

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

Brocade competes in markets that are frequently subject to claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted patent, copyright, trade secret, and/or other intellectual property related claims against Brocade and/or employees of Brocade. These claims may be, and have been in the past, made against Brocade's products and services, subcomponents of its products, methods performed by its products, or a combination of products, including third party products, methods used in its operations or uses of its products by its customers, or may concern Brocade's hiring of a former employee of the third party claimant. Brocade and companies acquired by Brocade, such as Foundry, have in the past incurred, are currently incurring, and will in the future incur, substantial expenses to defend against such third-party claims. For instance, Brocade currently is defending patent-related lawsuits, including lawsuits filed by A10 and Enterasys Networks, Inc. Brocade's suppliers and customers also may be subject to third party intellectual property claims, which could negatively impact their ability to supply Brocade or their willingness to purchase from Brocade, respectively. In addition, Brocade may be subject to claims and indemnification obligations with respect to third-party intellectual property rights pursuant to Brocade agreements with suppliers, OEM and channel partners, or customers. The third party asserters of such intellectual property claims may be unreasonable in their demands, or may simply refuse to settle, which could lead to expensive settlement payments, prolonged periods of litigation expenses, additional burden on employees or other resources, distraction from Brocade's business initiatives and operations, component supply stoppages and lost sales.

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

Brocade relies on a combination of patent, copyright, trademark and trade secret laws, and measures such as physical and operational security and contractual restrictions, to protect its intellectual property rights in its proprietary technologies, but none of these methods of protection may be entirely appropriate to address the particular risk, or reliable, due to, for instance, employee hiring and turnover, geographic dispersion of employees, technology disclosures with suppliers, customers, and partners, unpredictable events, misappropriation or negligence, operations in various countries that do not have well-established or reliable enforcement institutions or customs, or other aspects of doing business on the scale of Brocade's operations. The measures Brocade has taken to protect its intellectual property rights in its proprietary technologies may prove inadequate, which could result in a loss of intellectual property rights. Brocade attempts to identify its technological developments for assessment of whether to file patent applications, but there can be no assurance that all patentable technological developments will be captured in patent applications. Further, although Brocade has patent applications pending, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect its technology. Further, physical and operational security can be adversely affected, and associated policies and training rendered ineffective, by employee attitudes, carelessness or disregard for policies, malfeasors or changes in technology, such as the now-near-ubiquitous availability of portable memory devices, or cyber attacks due to the rise of the internet. In addition, due to less developed intellectual property regimes in certain jurisdictions, Brocade may not be able to protect fully its intellectual property as Brocade expands its operations globally.

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

In addition, the loss of any of Brocade's major third-party contract manufacturers, or portions of their capacity, could significantly impact Brocade's ability to produce its products for an indefinite period of time. Qualifying a new contract manufacturer and commencing volume production is typically a lengthy and expensive process. If Brocade changes any of its contract manufacturers or if any of its contract manufacturers experience delays, disruptions, capacity constraints, component parts shortages or quality control problems in its manufacturing operations, shipment of Brocade's products to Brocade's customers could be delayed and result in loss of revenues and Brocade's competitive position and relationship with customers could be harmed.

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

Brocade is subject to changing rules and regulations of federal and state government as well as the stock exchange on which Brocade's common stock is listed. These entities, including the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, the SEC, the IRS and NASDAQ, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. In addition, the Department of Treasury, the SEC and various Congressional representatives have recently proposed additional rules and regulations that may go into effect in the near future. In 2010, the Dodd-Frank Wall Street Reform and Protection Act was enacted. The Act included significant corporate governance and executive compensation-related provisions and also required the SEC to adopt additional rules and regulations in areas such as “say on pay” and proxy access. Brocade is also subject to various rules and regulations of certain foreign jurisdictions, including applicable tax regulations. Brocade's efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management's time from other business activities. Similarly, any change in the tax law in the jurisdictions in which Brocade does business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in Brocade's tax expense. For example, the federal credit for research and experimentation expired on December 31, 2011, resulting in an increase to Brocade's overall tax rate. In addition, in the 2012 and 2013 budget proposals, the President of the United States and the U.S. Treasury Department have proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. In addition, the Governor of the State of California and the California state legislature have introduced tax proposals affecting future state income tax apportionment that may have a significant impact on our ability to realize certain California deferred tax assets. With increasing discussions around overall U.S. tax reform, and other legislation that have not yet been proposed or enacted, these or other changes in the federal or state tax laws could increase Brocade's U.S. income tax liability in the future.

Brocade is subject to periodic audits or other reviews by such governmental agencies. For example, in the second quarter of fiscal 2012, Brocade accepted a notice of proposed adjustment issued by the IRS to settle its federal research and experimentation tax credit for fiscal years 2009 and 2010. However, Brocade is still under examination by the IRS for fiscal years 2007 through 2010 and in several state and foreign tax jurisdictions for various years. All of these examination cycles remain open as of July 28, 2012. To the extent federal and state carryforwards from closed tax years are used in the future, the tax authorities have the right to audit the carryforward amounts. These examinations frequently require management's time and diversion of internal resources and, in the event of an unfavorable outcome, may result in additional liabilities or adjustments to Brocade's historical financial results.

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

Brocade's operations and the operations of its suppliers, contract manufacturers and customers are vulnerable to interruptions by fire, earthquake, tsunami, nuclear reactor leak, hurricane, power loss, telecommunications failure and other events beyond Brocade's control. For example, a substantial portion of Brocade's facilities, including its corporate headquarters, is located near major earthquake faults. Brocade does not have multiple site capacity for all of its services in the event of any such occurrence. In the event of a major earthquake, Brocade could experience business interruption, destruction of facilities and loss of life. Brocade carries a limited amount of earthquake insurance, which may not be sufficient to cover earthquake-related losses, and has not set aside funds or reserves to cover other potential earthquake-related losses. Additionally, major public health issues such as an outbreak of a pandemic or epidemic may interrupt business operations of Brocade or its suppliers in those geographic regions affected by that particular health issue. In addition, one of Brocade's contract manufacturers has a major facility located in an area that is subject to hurricanes, and Brocade's suppliers could face other natural disasters, such as flood, earthquake, weather and fire. In the event that a material business interruption occurs that affects Brocade, its suppliers, contract manufacturers or customers, shipments could be delayed and Brocade's business and financial results could be harmed. Brocade's servers may be vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with its computer systems despite Brocade's implementation of network security measures. Brocade may not successfully limit attacks by malicious third parties if they attempt to undermine or disrupt Brocade's network security. Any such event could have a material adverse effect on Brocade's business, operating results and financial condition, and could expose Brocade to significant third party claims of liability and damages. In addition, Brocade may suffer reputational harm and may not carry sufficient insurance to compensate for financial losses that may occur as a result of any of these events.

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

As of July 28, 2012, Brocade owed $600 million of senior secured notes and approximately $30 million under the Senior Secured Credit Facility (see Note 7, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). The financial and other covenants agreed to by Brocade in connection with such indebtedness and the increased indebtedness and higher debt-to-equity ratio of Brocade in comparison to that of Brocade on a historical basis will have the effect, among other things, of reducing Brocade's flexibility to respond to changing business and economic conditions and increasing borrowing costs, and may adversely affect Brocade's operations and financial results. This indebtedness may also adversely affect Brocade's ability to access sources of capital or incur certain liens, including without limitation, funding acquisitions or repurchasing Brocade stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the nine months ended July 28, 2012.

Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended July 28, 2012 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 29, 2012 – May 26, 2012	8,696	$5.18	8,696	$608,442
May 27, 2012 – June 23, 2012	—	$—	—	$608,442
June 24, 2012 – July 28, 2012	—	$—	—	$608,442
Total	8,696	$5.18	8,696	$608,442

(1)
As of July 28, 2012, the Company’s Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $1.3 billion (consisting of an original $100 million authorization on August 18, 2004, plus subsequent authorizations of an additional $200 million on January 16, 2007, $500 million on November 29, 2007 and $500 million on May 16, 2012), which was used for determining the amounts in this column. The number of shares purchased and the timing of purchases are based on the level of the Company’s cash balances, the trading price of our common stock, general business and market conditions, and other factors, including alternative investment opportunities.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Document

10.1*/**	Amendment Number 45 dated May 18, 2012 to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade

10.2*/***	Agreement and General Release of Claims by and between Brocade Communications Systems, Inc. and Michael Klayko dated as of August 12, 2012

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.
*** Indicates management compensatory plan, contract or arrangement
**** XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brocade Communications Systems, Inc.

Date:	August 31, 2012	By:	/s/ Daniel W. Fairfax
Daniel W. Fairfax Chief Financial Officer and Vice President, Finance