Form 10-K
period 2012-10-27
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2012-12-14
CIK 1009626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 27, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on April 28, 2012 as reported by the NASDAQ Global Select Market on that date, was approximately $2,521,950,135. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares outstanding of the registrant’s common stock as of December 7, 2012 was 456,174,616 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-K
For the Fiscal Year Ended October 27, 2012

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
General
Brocade Communications Systems, Inc. (“Brocade” or the “Company”) is a leading supplier of networking equipment, including Storage Area Networking (“SAN”) solutions and Internet Protocol (“IP”) networking solutions for businesses and organizations of many types and sizes, including global enterprises and service providers such as telecommunication firms, cable operators and mobile carriers. Brocade offers a comprehensive line of high-performance networking hardware and software products as well as services that enable businesses and organizations to make their networks and data centers more efficient, reliable and adaptable to the changing demands of new network traffic patterns and volume. Brocade’s products, services and solutions simplify information technology (“IT”) infrastructure, increase resource utilization, ensure availability of mission critical applications, and support key IT services, including Internet connectivity and enterprise and end user mobile computing device connectivity (“mobility”), as well as emerging networking requirements such as virtualization, software-defined networking (“SDN”), and cloud computing.
Brocade products and services are marketed, sold and supported worldwide to end-user customers through distribution partners, including original equipment manufacturers (“OEMs”), distributors, systems integrators, value-added resellers (“VARs”) and directly to end-users by the Brocade sales force.
For revenue and other information regarding Brocade’s operating segments, see Note 14 “Segment Information,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K , which is incorporated herein by reference.
Products and Services
SAN Products
Brocade’s storage networking products and services are designed to help customers reduce the cost and complexity of managing business information within a shared data storage environment, while enabling high levels of availability of mission-critical business applications. In addition, Brocade’s products and services assist customers in the development and delivery of storage and server consolidation, disaster recovery, data security, and in meeting compliance requirements regarding data management. Customers use Brocade’s Fibre Channel (“FC”) protocol based networking products to build storage area networks. Brocade’s products are generally used in conjunction with servers and storage subsystems, SAN interconnection components such as host bus adapters (“HBAs”), which connect host computers to a FC network, and server and storage management software applications and tools. By utilizing shared storage, or networked storage solutions, enterprises of all types and sizes can more easily share and consolidate server and storage resources, centralize and simplify data management, scale and provision storage resources more effectively, and improve application efficiency, performance and availability. As a result, these enterprises are able to better utilize IT assets, improve productivity of IT personnel, reduce capital and operational expenditures, and more reliably and securely store, manage and administer business information.
Brocade’s family of FC SAN backbones, directors, HBAs, fabric and embedded switches provide interconnections, bandwidth and high-speed routing of data between servers and storage devices. Product models range from entry-level 8 port fabric switches to 512 port directors in a single chassis, addressing the needs of small departments and global enterprises alike. These high-performance solutions are available to support requirements both for open systems and mainframe operations. Switches and directors support key applications such as data backup, remote mirroring and high-availability clustering, as well as high-volume transaction processing applications such as enterprise resource planning and data warehousing. Brocade’s storage networking products have been designed to meet the storage networking needs of end-users in environments ranging from small and medium-sized businesses to large enterprises with storage network fabrics that scale to thousands of ports, spread across multiple locations around the world.
Brocade offers a variety of fabric extension, switching and routing solutions that are designed to connect two or more data centers over long distances to enhance business continuity and disaster recovery. Brocade’s fabric extension solutions support FC SAN extension, mainframe extension (Fibre Connectivity), as well as other multiprotocol switching and routing technologies including optical, asynchronous transfer mode, and IP networks. Through its Brocade Network Advisor software, Brocade offers end-to-end management across multiple fabrics with high levels of scalability and performance designed to maximize data availability even over extended distances.
Brocade offers high-speed, highly reliable hardware in both modular and fixed-switch form factors that provides fabric-based encryption and compression services. Brocade works with industry-leading security solution vendors to offer customers a wide choice of enterprise-class key management systems options. These solutions provide high-performance disk encryption processing power to meet the needs of the most demanding enterprise environments with flexible, on-demand performance and enable industry-leading encryption-based security.
Brocade is now shipping the next generation of FC industry standard products, which offer 16 gigabits per second (“Gbps”) performance and deliver higher levels of scalability and advanced capabilities in network management and diagnostics. Brocade’s commitment to 16 Gbps FC builds upon its market leadership in FC storage networking solutions, which include the flagship Brocade DCX(R) 8510 Backbone family along with SAN directors, switches and HBAs. Brocade has also been a leader in the industry in every FC technology cycle, including the evolution from 1, 2, 4, 8 and now 16 Gbps technologies.
Brocade also offers various data center networking products, including fixed port switches, fixed and modular fabric switches such as the Brocade VDX, and blades for its SAN backbones, that support other protocols such as Fibre Channel over Ethernet (“FCoE”). Brocade is one of the pioneers of these technologies and has been instrumental in driving the protocol toward standardization.
IP Networking Products—Ethernet Switching and Internet Protocol Routing
Brocade’s IP networking products are designed to connect users over an enterprise network. These products enable network connectivity such as access to the Internet, network-based communications such as voice over IP (“VoIP”), and higher levels of collaboration through unified messaging applications and greater degrees of productivity through enterprise and end user mobility. Brocade offers a variety of platforms to allow customers to design a network to meet their needs, including the Brocade BigIron, FastIron, EdgeIron, TurboIron, FCX and ICX product families. Brocade’s Layer 2 and Layer 3 Ethernet switches provide cost-effective delivery of the intelligence, speed and manageability required to support the increasing use of bandwidth-intensive and Internet-based applications.
Brocade also offers Layer 2 and Layer 3 Ethernet products that simplify the physical infrastructure of the network. These switches and software, also known as “Ethernet fabric” solutions, provide new levels of network automation, scalability, performance and operational simplicity that are essential in helping IT move to highly virtualized and cloud environments, as well as software-defined networks. Brocade delivers Ethernet fabric capabilities through its family of Brocade VDX Data Center Switches, which began shipping in early fiscal year 2011. The Brocade VDX family of switches, with Brocade Virtual Cluster Switching ("VCS") or VCS Fabric technology, provides enterprise agility through automated, zero-touch Virtual Machine (“VM”) discovery, configuration, and mobility. Brocade now offers three versions of the VDX fixed-port switches, specifically the VDX 6710, 6720 and 6730 models, as well as a modular switch, the VDX 8770 announced in September 2012, that offer differing levels of performance, port density and functionality that customers may choose based on their needs.
Brocade’s NetIron MLX, MLXe, CES, CER and XMR families of routers and carrier-class switches are designed to handle network traffic within and across service provider networks, including telecommunications providers, cable multiservice operators and mobile carriers. Brocade offers a full portfolio of Ethernet-optimized platforms designed for service provider environments including the data center, metro access, aggregation and high-capacity IP/Multiprotocol Label Switching (“MPLS”) core. Brocade also offers an industry-leading portfolio of Carrier Ethernet products from the metro edge into the network core. Brocade’s Metro and Internet routers are designed to deliver the capabilities, performance and scalability needed to provide efficient and reliable routing services to Internet data centers around the world.
Brocade is also focused on helping its large enterprise and global service provider customers fundamentally change their business and make them more agile, innovative and profitable by enabling their networks to deliver new services and capabilities based on cloud computing and SDN. Both cloud computing and SDN are transforming how these customers architect their networks and are able to deliver IT services to their end-users. Brocade believes it has taken a leadership position in delivering a variety of purpose-built innovations for cloud computing and SDN such as Ethernet fabrics, high-density 10 and 100 Gigabit Ethernet, IPv6, OpenFlow support and software networking. Brocade's strategy provides a clear upgrade path to these new networking solutions for its customers, leveraging existing network investments and enabling network operators to start with a low level of risk as they begin to provide services in a highly predictable, non-disruptive manner.
IP Networking Products—Application Delivery Products (“ADP”)
Brocade’s Layer 4 – 7 platforms, including the Brocade ServerIron and ServerIron ADX Series family of products, are designed for application traffic management and server load balancing, allowing customers to improve the performance of specific applications or improve the performance of a server farm. These high-performance data center traffic management systems with network intelligence capabilities allow enterprises and service providers to build reliable network infrastructures that efficiently manage the flow of traffic over extended distances, known as metro area networks and wide area networks.
In fiscal year 2011, Brocade introduced new software for its ServerIron ADX Series products that enables these platforms to act as a seamless gateway between existing IPv4 networks and networks built on IPv6 technology. According to networking experts and industry research firms, IPv4 has reached its scalability limits due to the exponential proliferation of networked devices such as smartphones, mobile tablets, laptops and smart sensors. This growth has resulted in the emergence of new IPv6-only devices requiring IT organizations to create new strategies to service these clients while limiting the disruption of large scale technology upgrades. With this new gateway functionality, Brocade is able to provide its customers with a pragmatic path to adopt IPv6 technology and support both IPv4 and IPv6 environments simultaneously, offering them a seamless and non-disruptive migration strategy.
Global Services
Brocade offers a wide range of consulting and support services that assist customers in designing, implementing, deploying and managing advanced networking solutions, as well as post-contract customer support (“PCS”). These services address a number of customer priorities that must be managed during the life cycle of a storage network or data center network infrastructure and are meaningful to customers because Brocade brings valuable experience and expertise to a customer challenge. Brocade’s services may be delivered directly to end-user customers or via partners as a component of a broader service and support offering.
Industry Initiatives and Standards Development
Brocade believes that, as the need for networking solutions continues to evolve, enterprises will look to further simplify the tasks of storing, managing and administering their data, while also looking to optimize or improve the efficiency of their IT investments and reduce both capital and operational expenditures. Brocade also believes enterprises will continue to expand the size and scope of their networks as well as the number and types of applications that these networks support.
Brocade believes that the future evolution of networking and data center management markets will be led by the providers of products and services that simplify the management of increasingly virtualized server and storage environments and improve returns on end-users’ IT investments on an ongoing basis. Brocade also believes that networking and data center infrastructure solutions will evolve to provide increased capabilities that enable new types of data management applications that simplify the management of data, increase operational efficiencies and reduce operating expense. As a result, many of Brocade’s initiatives and investments are aimed at expanding the capabilities enabled by networks, increasing end-to-end interoperability, protecting end-user investments in existing and new IT resources, and making it easier for Brocade and its partners to deliver solutions that provide efficiencies in managing large, complex and growing enterprise data center environments.
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
Brocade has a long history of being a major contributor to the evolution of industry standards ranging from FC communication technology to storage network interoperability to storage and storage network management. Brocade contributes to related industry standards committees and has authored or co-authored many of the FC protocol standards in existence today. As Brocade continues to expand its leadership presence in new technologies, Brocade’s participation in associated standards groups continues to grow. In fiscal year 2012, Brocade was a member of the Ethernet Alliance, Metro Ethernet Forum, Open Networking Foundation, OpenStack Foundation, IETF, IEEE, FCIA Board, SNIA Technical Council, DMTF Technical Council and FC-related industry associations and standards bodies. Brocade also currently chairs the INCITS T11 Committee, the lead governing body for all FC-related standards, which includes FCoE. In October 2011, the Ethernet Alliance named a Brocade senior technologist as its new president.
Education and Technical Certification Services
Brocade’s education and training organization delivers technical education and training to its partners and their customers on Brocade technology that encompasses design, implementation and management solutions. This education and training curriculum is delivered worldwide using diverse methodologies, which include instructor-led classes and an online web-based training portfolio, as well as a “live” virtual classroom capability. Brocade Education Services trained approximately 28,000 IT professionals in fiscal year 2012. The Brocade University also offers certification on Brocade solutions for IT professionals who have completed certain tests administered by an independent testing organization. The certification program is designed to measure the knowledge and proficiency of IT professionals in Brocade data center and data management solutions and technologies, and to help ensure that Brocade’s customers receive superior customer service and support. Approximately 33,000 certification tests have been delivered and 13,500 IT professionals have received Brocade credentials since inception of the program in October 2000. Brocade’s education and training services are made available through its own education facilities and through its worldwide training provider network.

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
Customers
For the fiscal years ended October 27, 2012, October 29, 2011 and October 30, 2010, Brocade’s largest OEM customers, EMC Corporation (“EMC”), Hewlett-Packard Company (“HP”) and International Business Machines Corporation (“IBM”), that each represented 10% or more of Brocade's total net revenues, accounted for combined totals of 47% (EMC with 16%, HP with 13% and IBM with 18%), 43% (EMC with 15%, HP with 13% and IBM with 15%) and 47% (EMC with 16%, HP with 14% and IBM with 17%) of Brocade's total net revenues, respectively. Sales to any OEM customer may vary from quarter to quarter. Brocade’s routes-to-market include distributors, direct to end-users, global systems integrators and VARs and the OEM channel.
In the IP networking market, Brocade cultivates business through its distributors in a number of key customer markets such as the service provider, U.S. federal government and enterprise segments. Customers in these market segments represented a significant part of Brocade’s IP networking business. Brocade’s strategy to expand its sales of IP networking products includes leveraging current investments in direct sales, two-tier distribution and channel partnerships, and international markets, as well as selling into existing customer accounts in which it has a significant SAN presence, including Global 1000 companies and other targeted end-users.
Geographic Information
For the fiscal year ended October 27, 2012, domestic and international revenues were approximately 63% and 37% of total net revenues, respectively. For the fiscal year ended October 29, 2011, domestic and international revenues were approximately 61% and 39% of total net revenues, respectively. For the year ended October 30, 2010, domestic and international revenues were approximately 64% and 36% of total net revenues, respectively. International revenues primarily consist of sales to customers in Western Europe, the greater Asia Pacific region and Japan.
Revenues are attributed to geographic areas based on where Brocade’s products are shipped. However, certain OEM customers take possession of Brocade’s products in one country and then may distribute these products to their customers in different countries. Accordingly, Brocade cannot be certain of the extent to which its domestic and international revenue mix is impacted by the practices of its OEM customers. Nevertheless, data provided by OEM customers indicate that international customers may account for a higher percentage of end-user demand than that indicated by Brocade’s mix of domestic and international revenues.
The majority of Brocade’s assets as of October 27, 2012 were attributable to its United States operations. For additional geographic information on Brocade’s revenues and longlived assets, see Note 14 “Segment Information,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference. Also, for a discussion of the risks attendant to Brocade’s international operations, see Part I, Item 1A. Risk Factors of this Form 10-K, which is incorporated herein by reference.
Acquisitions and Investments
Brocade’s acquisition and investment strategy is focused on facilitating the evolution and expansion of shared storage, data management and IP networking.
On December 18, 2008, Brocade completed its acquisition of Foundry Networks, Inc. (“Foundry”), a performance and total solutions leader for network switching and routing. This acquisition positioned Brocade as a leading supplier of end-to-end networking solutions that help enterprises and service providers connect and manage their information.

On November 9, 2012, Brocade completed its acquisition of Vyatta Inc. (“Vyatta”), a networking industry innovator through its software-based network operating system that is highly relevant for multiple applications in network virtualization, SDN and private/public cloud computing platforms. This acquisition complements Brocade's investments in Ethernet fabrics and SDN, as well as enables Brocade to pursue new market opportunities in data center virtualization, public and enterprise virtual private cloud computing platforms, and managed services.
From time to time, Brocade has made equity investments in companies that develop technology or provide services that are complementary to or broaden the markets for its products or services and further its business objectives.
Research and Development
The industry in which Brocade competes is impacted by rapid technological developments, evolving industry standards, changes in customer requirements, new product introductions and consolidation. As a result, Brocade’s success depends, in part, on its ability to continue to enhance its existing solutions and to develop and introduce new solutions that improve performance and reduce the total cost of ownership for networking. Brocade has invested significantly in product research and development. Brocade continues to enhance and extend its products and increase the speed, performance and port-density of its switching platform. Brocade also continues to expand its products’ operating system enhancements and other software feature development to further simplify storage management and to enable more functionality for end-user customers, OEM partners and application partners.
Brocade's products are designed to support current industry standards and may continue to support emerging standards that are consistent with its product strategy. Brocade designs its products around a common platform architecture which facilitates the product design, development and testing cycle, and reduces the time to market for new products and features. Products acquired through acquisitions are mapped to existing design roadmaps that leverage common platform designs and know-how. Brocade intends to continue to leverage this common architecture to develop and introduce additional hardware and software products and enhancements in the future.
Brocade’s product development process includes the certification of certain of its products by its OEM partners as well as additional certifications to comply with the requirements of the U.S. federal government and local regulations. During this process, Brocade supports its OEM partners in the testing of its new products to ensure that they meet quality, functionality and interoperability requirements. The process is completed once the OEM partner has certified the product and announced general availability of that product to its customers.
For the years ended October 27, 2012, October 29, 2011 and October 30, 2010, Brocade’s research and development expenses totaled $363.1 million, $354.4 million and $354.3 million, respectively. All expenditures for research and development costs have been expensed as incurred.
Competition
The market for networking solutions is intensely competitive. In particular, Cisco Systems, Inc. (“Cisco”) holds a large market share in the IP networking and SAN markets and a number of its products compete directly with Brocade’s products. Brocade also competes with other IP networking companies, such as Alcatel-Lucent, Arista Networks, Aruba Networks, Inc., Avaya Inc., Enterasys Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Dell/Force10 Networks, Inc., HP, Huawei Technologies Co. Ltd., IBM and Juniper Networks, Inc. (“Juniper”). Some of Brocade’s current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases.
In addition, Brocade faces significant competition from providers of SAN products and services for interconnecting servers and storage. These principal competitors include Cisco and QLogic Corporation (“QLogic”) in the FC switching market and QLogic and Emulex Corporation in the HBA/ converged network adapter (“CNA”) markets. In addition, EMC, one of Brocade’s top OEM customers in terms of FC sales and a go-to-market and technology partner since 1997, has formed a separate venture with Cisco and VMware called the “Virtual Computing Environment” (VCE) that enables the joint venture to sell packaged “cloud computing” and data center virtualization solutions. Brocade also faces competitors in other markets in which we participate, such as F5 Networks, Inc. and A10 Networks, Inc. in the application delivery market.
New competitors are likely to emerge from new technology trends such as SDN. There have been many key industry developments behind SDN that impact R&D, partnerships and mergers and acquisitions activity. The VMware acquisition of Nicira for network virtualization technology is a recent and significant example. These competitors may use emerging technologies and various routes-to-market to compete with Brocade. In addition, Brocade’s OEM partners, who also have relationships with some of Brocade’s current competitors, could become new competitors by developing, acquiring or introducing products and solutions that compete with Brocade’s product offerings. Competitive pressure will also likely intensify as technology trends impact long-standing alliances, partnerships and go-to-market routes.

As the networking solutions market evolves, additional technologies may become available for interconnecting servers and storage. To the extent that products based upon these technologies provide the ability to connect network servers and storage and support high-performance storage applications, they are likely to compete with Brocade’s current and future products. Competitive technologies include, but are not limited to, emerging IP storage products such as Internet Small Computer System Interface (“iSCSI”) and Network Attached Storage (“NAS”), InfiniBand and Direct Attached Storage. In addition, networking companies, manufacturers of networking equipment, and other companies may develop competitive products and technologies. Brocade’s OEM partners or other partners could also develop and introduce products that compete with Brocade’s product offerings. Brocade believes the competitive factors in this market include product performance and features, product reliability, price, size, extent of installed base, ability to meet delivery schedules, customer service, technical support and distribution channels.
In addition, new technologies that store data in the server with flash memory could create competition for Brocade's SAN products. Fusion I/O, Inc. and Violin Memory, Inc. are two vendors that offer these solutions.
Manufacturing
Brocade has manufacturing arrangements with Hon Hai Precision Industry Co., Ltd. (“Foxconn”), Accton Wireless Broadband Corporation (“Accton”), Motorola, Inc. (“Motorola”) and Quanta Computer Incorporated (“Quanta”) (collectively the contract manufacturers or “CMs”) and a service repair arrangement with Flextronics International Ltd. (“Flextronics”). Under CMs manufacturing arrangements, Brocade provides product forecasts and places purchase orders with CMs in advance of the scheduled delivery of products to Brocade’s customers. The required lead time for placing orders with the CMs depends on the specific product. The CMs invoice Brocade based on prices and payment terms mutually agreed upon and set forth in purchase orders Brocade issues to them. Although the purchase orders Brocade places with its CMs are cancelable, the terms of the agreements require Brocade to purchase all inventory materials not returnable, usable by, or sold to other customers of the CMs.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 Section 1502 (the “Dodd-Frank Act”) requires certain public companies to disclose whether certain minerals, commonly known as “conflict minerals,” are necessary to the functionality or production of a product manufactured by those companies and if those minerals originated in the Democratic Republic of the Congo (DRC) or an adjoining country. It may be possible that conflict minerals may be part of the supply chain in the electronics industry and contained in Brocade’s products. To comply with the Dodd-Frank Act, as determined by the U.S. Securities and Exchange Commission (the “SEC”), Brocade will be required to perform due diligence and disclose whether or not its products contain such minerals and from which countries and source (smelter) the minerals were obtained. The implementation of these requirements by government regulators and Brocade’s partners and/or customers could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain components used in Brocade’s products.
In addition, Brocade licenses certain software from third parties that is incorporated into its fabric operating system and other software. See Part I, Item 1A. Risk Factors of this Form 10-K, which is incorporated herein by reference.
Environmental Matters
Brocade is subject to various environmental and other regulations governing product safety, materials usage, packaging and other environmental impacts in the various countries where its products are sold. For example, many of Brocade’s products are subject to laws and regulations that restrict the use of lead, mercury, hexavalent chromium, cadmium and other substances, and require producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of its products when they have reached the end of their useful life. In Europe, substance restrictions apply to products Brocade sells, and certain of Brocade’s OEM partners require compliance with these or more stringent requirements. Recycling, labeling, financing and related requirements also apply to products Brocade sells in Europe. China has also enacted legislation with similar requirements for Brocade’s products or its OEM partners for Brocade products sold in China. Brocade may be required to redesign its products to ensure that they comply with any new requirements as well as related requirements imposed by its OEM customers. Brocade also continues to work with its suppliers to ensure they provide Brocade with compliant materials, parts and components. Various other countries and states in the United States have issued, or are in the process of issuing, other environmental regulations that may impose additional restrictions or obligations and require further changes to Brocade’s products, or may require Brocade to incur additional costs to comply.
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
Brocade maintains a program to identify and obtain patent protection for its selected inventions. As of October 27, 2012, Brocade has 406 patents in the United States and 17 patents in various foreign countries (based on certain U.S. patents or patent applications) that are currently in force and has approximately 305 patent applications pending in the United States and approximately 15 patent applications pending in various foreign countries (based on certain U.S. patents or patent applications). The normal expiration dates of Brocade’s issued patents in the United States range from 2012 to approximately 2030. Although Brocade has patent applications pending, there can be no assurance that patents will be issued from pending applications or that claims allowed on any future patents will be sufficiently broad to protect its technology.
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
From time to time, third parties have asserted patent, copyright and trade secret rights to technologies and standards that are important to Brocade. Third parties assert patent infringement claims against Brocade from time to time in the form of letters, lawsuits and other forms of communication. In addition, from time to time, Brocade receives notification from customers claiming that they are entitled to indemnification or other obligations from Brocade related to infringement claims made against them by third parties. Litigation, even if Brocade is ultimately successful, can be costly and divert management's attention away from the day-to-day operations of Brocade. See Note 9 “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
Seasonality
Historically, Brocade's SAN products revenue in the first and fourth fiscal quarters is stronger than revenue in the second and third fiscal quarters. Historically, Brocade's IP networking products revenue is strongest in the fourth fiscal quarter while revenue in the first fiscal quarter is weakest, driven primarily by the seasonality of Brocade's federal business revenue.
The historical seasonal patterns may be materially different in any given year due to factors such as quarterly changes in SAN inventory levels at OEMs, higher or lower demand for products and services due to macroeconomic impacts, U.S. federal government budget changes, as well as other factors.
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
Employees
As of October 27, 2012, Brocade had 4,536 employees. Brocade has not experienced any work stoppages and considers its relations with its employees to be good. Brocade’s employees are currently located in the United States headquarters in San Jose, California, as well as facilities in Broomfield, Colorado, Herndon, Virginia, Plymouth, Minnesota, Brocade’s European

headquarters in Geneva, Switzerland, Brocade’s Asia Pacific headquarters in Singapore, and other offices throughout North America, Europe, Asia Pacific, Japan and Central and South America.
Other
Brocade was incorporated in California on August 24, 1995 and reincorporated in Delaware on May 14, 1999. Brocade’s mailing address and executive offices are located at 130 Holger Way, San Jose, California 95134. Brocade’s telephone number is (408) 333-8000.
Brocade’s corporate Web site is www.brocade.com. Brocade’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on Brocade’s Web site when such reports are available on the SEC Web site. The public may read and copy any materials filed by Brocade with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content of any Web site referred to in this Form 10-K is not incorporated by reference into this filing. Further, Brocade’s references to the Uniform Resource Locators (“URLs”) for these Web sites are intended to be inactive textual references only.
ADX, Brocade, Brocade Assurance, Brocade One, the B-wing symbol, DCX, Fabric OS, ICX, MLX, MyBrocade, SAN Health, VCS, and VDX are registered trademarks, and AnyIO, HyperEdge, NET Health, OpenScript, and The Effortless Network are trademarks of Brocade Communications Systems, Inc., in the United States and/or in other countries. Other brands, products, or service names mentioned may be trademarks of their respective owners.

Item 1A.	Risk Factors
Uncertainty about or a slowdown in the domestic and global economies has adversely affected, and may increasingly adversely affect, Brocade's operating results and financial condition.
There is ongoing uncertainty about the domestic and global economies and there may be a prolonged period of significant slowdown. Such uncertainty or slowdown may result in lower growth or a decline in the networking industry as a whole and reduced demand for information technology, including high-performance data networking solutions. Information technology (“IT”) spending has historically declined as federal IT spending decreases and general economic and market conditions have worsened. The loss or delay of orders from any of Brocade's more significant customers, such as the U.S. government or individual branches or agencies within the U.S. government, such as the Department of Defense or certain intelligence agencies where Brocade's revenue is highly concentrated, or customers within the financial services, education, health sectors and service providers, could also cause its revenue and profitability to suffer. For example, if Brocade experiences governmental procurement delays due to the timing of approval of the federal budget or budget reductions that target specific agencies where Brocade's federal revenue is concentrated, Brocade's revenue and operating results could be negatively impacted. If the domestic and/or global economy undergoes a prolonged period of significant uncertainty or a significant downturn, such as the debt crisis occurring in the Eurozone economy, or if Brocade's customers believe such a period of uncertainty or a downturn will continue for a sustained period, they will likely reduce their information technology spending and future budgets. Brocade is particularly susceptible to reductions in information technology spending because the purchase of Brocade's products is often discretionary and may involve a significant commitment of capital and other resources. Future delays or reductions in information technology spending, domestically and/or internationally, could harm Brocade's business, results of operations and financial condition in a number of ways, including longer sales cycles, increased inventory provisions, intangible assets and goodwill impairment, increased production costs, lowered prices for products and reduced sales volumes. Similarly, as Brocade's suppliers face challenges in obtaining credit or otherwise in operating their businesses, they may become unable to continue to offer the materials Brocade uses to manufacture its products. These events have caused, and may cause further, reductions in Brocade's revenue, profitability and cash flows, increased price competition, increased operating costs and longer fulfillment cycles and exacerbate many other risks noted in this Form 10-K, which adversely affect Brocade's business, results of operations and financial condition.
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
The networking market is increasingly competitive. While Cisco Systems, Inc. (“Cisco”) maintains a dominant position in the IP networking market, other companies have strengthened their networking portfolios through acquisitions, including the acquisition of Force10 Networks by Dell Inc. (“Dell”), the acquisition of 3Com Corporation by Hewlett-Packard Company (“HP”), and the acquisition of Blade Network Technologies by International Business Machines Corporation (“IBM”). These acquisitions have limited Brocade's ability to sell IP networking products through these companies and may also indirectly impact the Fibre Channel (“FC”) business. HP, IBM and Dell are important OEM partners for Brocade in the FC switching market, yet are competitive with Brocade in other markets. Other competitors in the IP networking market include Arista Networks, Alcatel-Lucent, Avaya Inc., A10 Networks, Inc. (“A10”), Enterasys Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Huawei Technologies Co. Ltd. and Juniper Networks, Inc.
Brocade also competes with providers of SAN products and services for interconnecting servers and storage. These principal competitors include Cisco and QLogic Corporation in the FC switching market and QLogic Corporation and Emulex Corporation in the HBA/ converged network adapter (“CNA”) markets. Also, our OEM partners have developed and may in the future develop partnerships with our competitors in the storage and networking markets to sell packaged solutions which may impact our business with that partner and our ability to compete in the marketplace.
The above-referenced acquisitions and business partnerships demonstrate the increasingly complex nature of relationships within the networking industry, especially as the IT industry migrates to cloud computing models. This trend has led the networking industry to introduce new solutions and technology architectures to support cloud computing. One development in this area is Brocade's efforts behind “Ethernet fabrics” where Brocade has introduced a new portfolio through the Brocade VDX family of Data Center Switches and the Brocade VCS software. Brocade's competitors also recently introduced and have begun shipping new products focused on cloud computing and delivering alternative flat network solutions such as Juniper Networks, Inc. with its QFabric architecture and Cisco with its FabricPath technology. Other competitors in cloud solutions include Arista Networks, Avaya Inc., Alcatel-Lucent and Dell/Force10 Networks who have all recently introduced roadmaps and solutions targeted at cloud computing users.
Another area of increased competition is the development of software-defined networking, or SDN, which reflects the need for networks to become more flexible, agile and elastic. There have been many key industry developments behind SDN that impact R&D, partnerships and mergers and acquisitions (“M&A”) activity. The VMware acquisition of Nicira for network virtualization technology is a recent and significant example. Brocade has outlined an SDN strategy comprised of internal R&D, partnerships, M&A, such as Brocade's recent acquisition of Vyatta, Inc. (“Vyatta”), and talent recruitment/development. While development of SDN is still in its early stages, a slower rate of adoption of SDN and loss of key partnerships with other SDN contributors would negatively impact Brocade's opportunity to grow in this area.
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
Brocade offers its IP networking products through a multipath distribution strategy, including through resellers, distributors, the Brocade direct sales force, and through OEMs that have historically offered Brocade Storage Area Networking (“SAN”) products. However, Brocade's efforts to increase sales through both these new and expanded channels may not generate much, if any, incremental revenue opportunities for Brocade. This is further compounded by the fact that several of our major OEM customers, including Dell, IBM and HP, have acquired companies who offer IP networking products competitive to Brocade's offerings. A loss of or significant reduction in revenue through one of Brocade's paths to market would impact Brocade's financial results.
Additionally, Brocade has focused substantial resources to emphasize the IP networking market and to increase revenues through a multi-tier channel strategy. This focus on the IP networking market may negatively impact Brocade's other businesses such as its SAN products because management's attention and limited resources such as employees may be reallocated away from Brocade's SAN products and towards IP networking products. Brocade must continually anticipate and respond to the needs of its distribution partners and their customers, and ensure that its products integrate with their solutions. Brocade's failure to successfully manage and grow its distribution relationships or the failure of its distribution partners to sell Brocade's products could reduce Brocade's revenues significantly, especially for its IP networking portfolio. In addition, Brocade's ability to respond to the needs of its distribution partners in the future may depend as well on third parties producing complementary products and applications for Brocade's products to enable these partners to be competitive in the market. There can be no assurance that Brocade will be successful in expanding its go-to-market objectives which includes effectively maintaining or expanding its distribution channels, managing distribution relationships successfully, or marketing its products through distribution partners. If Brocade fails to respond successfully to the needs of these distribution partners, its business and financial results could be harmed.
The prices of Brocade's products have declined in the past and Brocade expects the prices of Brocade's products to continue to decline in the future, which could reduce Brocade's revenues, gross margins and profitability.
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
Additionally, Brocade's gross margins may be negatively affected by fluctuations in manufacturing volumes, component costs, foreign currency exchange rates, the mix of product configurations sold, the mix of distribution channels through which its products are sold or, if product or related warranty costs associated with Brocade's products are greater than previously experienced. Brocade has also stated its plans to increase gross margins for its IP Networking products by a combination of initiatives, including new product introductions with improved gross margins, normalized pricing, inventory management and increased product volumes. If Brocade is not able to successfully execute on one or more of these ongoing initiatives, gross margin improvements may not be realized.
A limited number of major OEM customers comprise a significant portion of Brocade's revenues and the loss of any of these major OEM customers could significantly reduce Brocade's revenues and negatively affect Brocade's financial results.
Brocade's SAN business depends on recurring purchases from a limited number of large OEM partners for a substantial portion of its revenues. As a result, these large OEM partners have a significant influence on Brocade's quarterly and annual financial results. For fiscal years 2012, 2011 and 2010, the same three customers each represented 10% or more of Brocade's total net revenues, for a combined total of 47%, 43% and 47% of total net revenues, respectively. Brocade's agreements with its OEM partners are typically cancelable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. Brocade's OEM partners could also elect to eliminate, reduce, or rebalance the amount they purchase from Brocade and/or increase the amount purchased from Brocade's competitors or introduce their own technology. Changes to SAN inventory levels paid for and held by our OEMs at one or multiple partners can impact Brocade's revenue and earnings results and may mask underlying changes in end-user demand.
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
For example, adoption of IP storage technologies, such as Network Attached Storage (“NAS”) and Internet Small Computer System Interface (“iSCSI”), may displace existing products in customer IT implementations and may erode the total addressable market for FC products. Brocade recently introduced a number of FC switching products that support the new 16 gigabits per second technology standards. The transition to this new FC technology may be negatively impacted if customers accelerate their adoption of alternative storage networking technologies.
Brocade is also an early developer of, and the first-to-market with, Ethernet fabrics based on the Brocade VDX switches and Brocade VCS software, which were built to provide the features necessary to support server virtualization and cloud-based architectures. Brocade recently added to this portfolio with the introduction of the Brocade VDX 8770 Modular Switch, which enables customers to build larger-scale fabrics to support larger virtualized data centers and cloud deployments. The success of Ethernet fabrics will depend on customers recognizing the benefits of upgrading their data center local area networks to fabric-based networking architectures. Brocade plans to continue to invest in this area with new and enhanced Ethernet fabric solutions, therefore, Brocade's future success would be negatively impacted if this technological transition does not occur at the anticipated rate or at all.
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
Brocade's success depends, to a significant degree, upon the continued contributions of key management including executive officers, engineering, sales and other talent, many of whom would be difficult to replace. In particular, we recently announced that our chief executive officer, Michael Klayko, plans to leave Brocade and our Board of Directors is currently searching for his successor. While our Board of Directors is actively conducting a comprehensive search, the prospective change in the office of the chief executive officer, and any protracted delay in identifying a successor, may cause disruption to our business and adversely affect our operating results. Brocade currently has an interim head of worldwide sales. A continued delay in hiring a permanent head of worldwide sales could also negatively impact the sales organization and adversely affect our operating results.
Brocade believes its future success depends, in large part, upon Brocade's ability to effectively attract highly skilled sales talent in addition to managerial, engineering and other talent, and on the ability of management to operate effectively, both individually and as a group, in geographically diverse locations. There is limited qualified talent in each applicable market and competition for such talent has become much more aggressive. Other companies in Brocade's industry and geographic regions are recruiting from the same limited talent pool which creates further compression on the availability of qualified talent. In particular, Brocade operates in various locations with highly competitive labor markets including Bangalore, India and San Jose, California. Brocade may experience difficulty in hiring key management and qualified talent with skills in areas such as sales, application-specific integrated circuits (“ASICs”), software, system and test, product management, marketing, service and customer support.
In addition, declines in Brocade's stock price generally reduce the value of equity awards granted to its employees. To the extent Brocade's stock price declines, Brocade's ability to incentivize, retain or attract qualified talent could be negatively impacted. Additionally, such declines in stock price may result in additional “underwater” stock options held by certain employees. Brocade's ability to retain qualified talent may also be affected by future acquisitions, which may cause uncertainty and loss of key talent.
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
Brocade has a substantial amount of acquired intangible assets, goodwill and deferred tax assets on its balance sheet. The goodwill and acquired intangibles relate to Brocade's prior acquisitions. In response to changes in industry and market conditions, Brocade may elect to realign its resources strategically and consider restructuring, selling, disposing of, or otherwise exiting businesses. Any decision to limit investment in, sell, dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, goodwill impairment charges, intangible asset write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products.
Brocade is organized into four operating segments, of which two are individually reportable segments: SAN Products and Global Services. The other two operating segments, Ethernet Switching & IP Routing and ADP, combine to form a third reportable segment: IP Networking Products. Brocade's determination of fair value of long-lived assets relies on management's assumptions of future revenues, operating costs, and other relevant factors. If management's estimates of future operating results change or if there are changes to other assumptions, such as the discount rate applied to future cash flows, the estimate of the fair value of Brocade's reporting units could change significantly, which could result in goodwill impairment charges. Brocade's estimates with respect to the useful life or ultimate recoverability of Brocade's carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Brocade is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings. Brocade conducted its annual goodwill impairment test during the second fiscal quarter of 2012, and determined that no impairment needed to be recorded (see Note 3, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements, and sensitivity analysis performed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations). If future goodwill impairment tests result in a charge to earnings, Brocade's financial results would be adversely affected.
Brocade has determined that more-likely-than-not it will realize its deferred tax assets based on positive evidence of its historical operations and projections of future income. Accordingly, Brocade only applies a valuation allowance on the deferred tax assets relating to capital loss carryforwards. In the event future income by jurisdiction is less than what is currently projected, Brocade may be required to apply a valuation allowance to these deferred tax assets in jurisdictions where realization of such assets are no longer more-likely-than-not. For example, on November 6, 2012, California voters approved Proposition 39 which mandates single sales factor apportionment for most multi-state taxpayers. This law would reduce Brocade's future income apportioned to California, making it less likely to realize California deferred tax assets. As a result, during the first quarter of fiscal year 2013, Brocade will record a charge of up to $78.0 million to reduce its previously recognized California deferred tax assets. This charge will not impact cash tax outlays and conformance to the new California apportionment rules is not expected to have a material impact on Brocade's future tax provision (see discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and also Notes 13, “Income Taxes,” and 19, “Subsequent Events,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Form 10-K).
Brocade's estimates relating to the liabilities for excess facilities are also affected by changes in real estate market conditions. In addition, Brocade has made investments in certain private companies which could become impaired, requiring a write-down of current value of such investments and a charge to earnings, if the operating results of those companies change adversely.
The failure to accurately forecast demand for Brocade's products or the failure to successfully manage the production of Brocade's products could increase Brocade's product cost or adversely affect Brocade's ability to manufacture and sell Brocade's products.
Brocade provides product forecasts to its contract manufacturers and places purchase orders with them in advance of the scheduled delivery of products to Brocade's customers. In preparing sales and demand forecasts, Brocade relies largely on input from its sales force, partners, resellers and end-user customers. Therefore, if Brocade or these third-party partners are unable to accurately forecast demand, or if Brocade fails to effectively communicate with its distribution partners about end-user demand or other time-sensitive information, the sales and demand forecasts may not reflect the most accurate, up-to-date information. If these forecasts are inaccurate, Brocade may be unable to obtain adequate manufacturing capacity from its contract manufacturers to meet customers' delivery requirements or Brocade may accumulate excess inventories. Furthermore, Brocade may not be able to identify forecast discrepancies until late in its fiscal quarter. Consequently, Brocade may not be able to make timely adjustments to its business model. If Brocade is unable to obtain adequate manufacturing capacity from its contract manufacturers, or if Brocade is unable to make necessary adjustments to Brocade's business model to offset forecast discrepancies, revenue may be delayed or even lost to Brocade's competitors and Brocade's business and financial results may be harmed. If excess inventories accumulate, Brocade's gross margins may be negatively impacted by write-downs for excess and/or obsolete inventory. In addition, Brocade may experience higher fixed costs as it expands its contract manufacturer capabilities for forecast demand, which could negatively affect Brocade's margins because Brocade will not be able to react quickly to reduce fixed costs if demand suddenly decreases.
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
In addition, although the purchase orders placed with Brocade's contract manufacturers are cancelable in certain circumstances, if Brocade cancels any of its contract manufacturer (“CM”) purchase orders, Brocade could be required to purchase certain unused material of the CM if that material is not returnable, usable by, or sold to other customers. This purchase commitment exposure is particularly high in periods of new product introductions and product transitions. If Brocade is required to purchase unused material from Brocade's contract manufacturers, Brocade could incur unanticipated expenses, including write-downs for excess and/or obsolete inventory, and Brocade's business and financial results could be negatively affected. In the past, Brocade has experienced delays in shipments of its IP networking products from its contract manufacturers and OEMs, which in turn delayed product shipments to its customers. Brocade may in the future experience similar delays or other problems, any of which could harm Brocade's business and operating results.
Brocade's revenues and operating results and financial position may fluctuate in future periods due to a number of factors, which make predicting results of operations difficult and could adversely affect the trading price of Brocade's stock.
Information technology spending is subject to cyclical and uneven fluctuations. It can be difficult to predict the degree to which the seasonality and uneven sales patterns of Brocade's OEM partners or other customers will affect Brocade's business in the future, particularly as Brocade releases new products. While Brocade's first and fourth fiscal quarters have typically been seasonally stronger quarters than its second and third fiscal quarters, particularly for SAN products, future buying patterns may differ from historical seasonality. In addition, the United States federal budget for government IT spending can be subject to delay, reductions and uncertainty from time to time due to political and legislative volatility, which can cause Brocade's financial results to fluctuate unevenly and unpredictably.
Uneven sales patterns are not only difficult to predict, but also can result in irregular shipment patterns that can cause shortages or underutilized capacity, increase costs due to higher inventory levels, and otherwise adversely impact inventory planning. For example, Brocade's IP networking business has experienced significantly higher levels of sales towards the end of a period. Orders received towards the end of the period may not ship within the period due to Brocade's manufacturing lead times. This exposes Brocade to additional inventory risk because Brocade must order products in anticipation of expected future orders and additional sales risk if Brocade is unable to fulfill unanticipated demand.
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

•
Disruptions, or a continued decline, in general economic conditions, as well as potential impacts from lower IT spending if the Budget Control Act of 2011 goes into effect in the U.S. on December 31, 2012, particularly in the information technology industry and U.S. federal government budget cycles, especially governmental departments such as the Department of Defense and certain intelligence agencies that are likely to be negatively impacted by budget reductions and where Brocade's revenue is highly concentrated;

•	Protracted delays in identifying and hiring a new chief executive officer and head of worldwide sales;

•	Announcements and/or rumors of pending or completed acquisitions or other strategic transactions by Brocade, its competitors or its partners;

•	Announcements, introductions and transitions of new products by Brocade, its competitors or its partners;

•	The timing of customer orders, product qualifications and product introductions of Brocade's partners;

•	Long and complex sales cycles;

•	Internal supply and inventory management objectives of Brocade's OEM partners and other customers;

•	Brocade's ability to timely produce products that comply with new environmental restrictions or related requirements of its customers;

•	Brocade's ability to obtain sufficient supplies of sole- or limited-sourced components, including ASICs, microprocessors, certain connectors, certain logic chips and programmable logic devices;

•	Availability of supply or increases in prices of components used in the manufacture of Brocade's products;

•	Variations in the mix of Brocade's products sold and the mix of distribution channels and geographies through which they are sold;

•	Pending or threatened litigation, including any settlements or judgments related to such litigation;

•	Stock-based compensation expense that is affected by Brocade's stock price;

•	Examinations by government tax authorities that may have unfavorable outcomes and subject Brocade to additional tax liabilities;

•	New legislation and regulatory developments, including increases to tax rates or changes to treatment of an income or expense item; and

•	Other risk factors detailed in this section.
Accordingly, Brocade's quarterly and annual revenues and operating results may vary significantly in the future. The results of any prior periods should not be relied upon as an indication of future performance. Brocade cannot assure you that in future quarters, Brocade's revenues or operating results will not be below Brocade's projections or the expectations of stock market analysts or investors, which could cause Brocade's stock price to decline.
Brocade has extensive international operations, which subjects it to additional business risks.
Brocade has significant international operations and a significant portion of Brocade's sales occur in international jurisdictions. In addition, Brocade's contract manufacturers have significant operations in China. Brocade plans to continue to expand its international operations and sales activities. Brocade's international sales of its IP networking products have primarily depended on a variety of its resellers, including Tech Data Corporation and Avnet Inc. in Europe and Net One Systems in Japan. The failure by international resellers to sell Brocade's products could limit its ability to sustain and grow revenue. Maintenance or expansion of international sales or international operations involves inherent risks that Brocade may not be able to control, including:

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
Failure to manage effectively our international operations or expansion of those operations could seriously harm Brocade's business, financial condition and prospects. In addition, international political instability may halt or hinder Brocade's ability to do business and may increase Brocade's costs. Various events, including the occurrence or threat of terrorist attacks, increased national security measures in the United States and other countries, and military action and armed conflicts, may suddenly increase international tensions. Such events may have an adverse effect on the world economy and could adversely affect Brocade's business operations or the operations of Brocade's OEM partners, end-user customers and channel customers, contract manufacturers and suppliers.
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
Brocade has in the past acquired, or made strategic investments in, other companies, products or technologies, for example, Brocade acquired Foundry in December 2008 and most recently acquired Vyatta in November 2012, and Brocade expects to make additional acquisitions and strategic investments in the future. Brocade may not realize the anticipated benefits of any of its acquisitions or strategic investments, which involve numerous risks, including:

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

Brocade may also divest certain businesses from time to time. Such divestitures will likely involve risks, such as difficulty splitting up businesses, distracting employees, potential loss of revenue and negatively impacting margins, and potentially disrupting customer relationships.
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
Brocade's intellectual property rights may be infringed or misappropriated by others. In some cases, such infringement or misappropriation may be undetectable, or enforcement of Brocade's rights may be impractical. From time to time, Brocade sends notice to third parties to assert its intellectual property rights and to request that those third parties take steps to address Brocade's concerns. In addition, Brocade has filed, and may in the future file, lawsuits against third parties in an effort to enforce its intellectual property rights. For instance, in the fourth quarter of fiscal year 2010, Brocade filed a patent infringement, copyright infringement, trade secret misappropriation and unfair competition lawsuit against A10 and certain individuals and, although Brocade received a favorable result, the appeals process is expected to continue (see Note 9, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K). Intellectual property litigation is expensive and unpredictable. There can be no assurance that Brocade will prevail in such assertions or enforcement efforts, either on the merits, or with respect to particular relief sought, such as damages or an injunction. Further, the opposing party may attempt to prove that the asserted intellectual property rights are invalid or unenforceable, and, if successful, may seek recompense for its attorney fees and costs. Further, the opposing party may counterclaim against Brocade, for example, for infringement of its own patents or other intellectual property rights, or may assert other tort or contract claims, which could lead to further expense and potential exposure for Brocade.
Brocade relies on a combination of patent, copyright, trademark and trade secret laws, and measures such as physical and operational security and contractual restrictions, to protect its intellectual property rights in its proprietary technologies, but none of these methods of protection may be entirely appropriate to address the particular risk, or reliable, due to, for instance, employee hiring and turnover, geographic dispersion of employees, technology disclosures with suppliers, customers, and partners, unpredictable events, misappropriation or negligence, operations in various countries that do not have well-established or reliable enforcement institutions or customs, or other aspects of doing business on the scale of Brocade's operations. The measures Brocade has taken to protect its intellectual property rights in its proprietary technologies including, for instance, by contractual, security, patent or trademark applications, or other means, may prove inadequate, which could result in a loss of intellectual property rights. Brocade attempts to identify its technological developments for assessment of whether to file patent applications, but there can be no assurance that all patentable technological developments will be captured in patent applications. Further, although Brocade has patent applications pending, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect its technology. Further, physical and operational security can be adversely affected, and associated policies and training rendered ineffective, by employee attitudes, carelessness or disregard for policies, malfeasors or changes in technology, such as the now-near-ubiquitous availability of portable memory devices, or cyber attacks due to the rise of the Internet. In addition, due to less developed intellectual property regimes in certain jurisdictions, Brocade may not be able to protect fully its intellectual property as Brocade expands its operations globally.
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
In addition, if Brocade has failed or in the future fails to adequately manage the use of “open source” software in Brocade's products, or if companies acquired by Brocade, such as Foundry, McDATA or Vyatta, failed in such regard, Brocade may be required to license key portions of Brocade's products on a royalty-free basis or expose key parts of source code, or to commence costly product redesigns, which could result in a loss of intellectual property rights, product performance degradation or delay in shipping products to customers.
Brocade is dependent on sole source and limited source suppliers for certain key components, the loss of which may significantly impact results of operations.
Although Brocade uses standard parts and components for its products where possible, Brocade's contract manufacturers currently purchase, on Brocade's behalf, several key components used in the manufacture of its products from single or limited supplier sources. Brocade's single source components include, but are not limited to, its ASICs, and Brocade's principal limited source components include memory, certain oscillators, microprocessors, certain connectors, certain logic chips, power supplies, programmable logic devices, printed circuit boards, certain optical components, packet processors and switching fabrics. Brocade generally acquires these components through purchase orders and has no long-term commitments regarding supply or pricing with such suppliers. If Brocade is unable to obtain these and other components when required, or if Brocade experiences component defects, Brocade may not be able to deliver Brocade's products to Brocade's customers in a timely manner and may be required to repair or retro-fit products previously delivered to customers at significant expense to Brocade. In addition, a challenging economic or industry environment could cause some of these sole source or limited source suppliers to delay or halt production or to go out of business or be acquired by third parties, which could result in a disruption in Brocade's supply chain. Brocade's supply chain could also be disrupted in a variety of other circumstances that may impact its suppliers and partners, including adverse results from intellectual property litigation or natural disasters. Any manufacturing disruption by these sole source or limited source suppliers could severely impair Brocade's ability to fulfill orders. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 Section 1502 (the “Dodd-Frank Act”) requires certain public companies to disclose whether certain minerals, commonly known as “conflict minerals,” are necessary to the functionality or production of a product manufactured by those companies and if those minerals originated in the Democratic Republic of the Congo (DRC) or an adjoining country. It may be possible that conflict minerals may be part of the supply chain in the electronics industry and contained in Brocade’s products. To comply with the Dodd-Frank Act, as determined by the U.S. Securities and Exchange Commission, Brocade will be required to perform due diligence and disclose whether or not its products contain such minerals and from which countries and source (smelter) the minerals were obtained. The implementation of these requirements by government regulators and Brocade’s partners and/or customers could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain components used in Brocade’s products. In addition, Brocade will incur additional costs to comply with the disclosure requirements for conflict minerals, including costs related to determining the source of any of the relevant minerals and metals used in our products. As a result, Brocade's business and financial results could be harmed.
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
Networking products frequently contain undetected software or hardware errors, or bugs, when first introduced or as new versions are released. Brocade's products are becoming increasingly complex and particularly, as Brocade continues to expand its product portfolio to include software-centric products, including software licensed from third parties, errors may be found from time to time in Brocade's products. In addition, through its acquisitions, Brocade has assumed, and may in the future assume, products previously developed by an acquired company that have not been through the same level of product development, testing and quality control processes used by Brocade, and may have known or undetected errors. Some types of errors may not be detected until the product is installed in a heavy production or user environment. In addition, Brocade's products are often combined with other products, including software, from other vendors, and these products often need to interface with existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause Brocade to incur significant warranty and repair costs, may divert the attention of engineering personnel from product development efforts, and may cause significant customer relations problems such as reputational problems with customers. Moreover, the occurrence of hardware and software errors, whether caused by another vendor's storage, data management or IP Networking products or Brocade's, could delay market acceptance of Brocade's new products.
Brocade's business is subject to increasingly complex corporate governance, public disclosure, accounting and tax requirements, and environmental regulations that could adversely affect Brocade's business and financial results.
Brocade is subject to changing rules and regulations of federal and state government as well as the stock exchange on which Brocade's common stock is listed. These entities, including the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, the SEC, the IRS and NASDAQ, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. In addition, the Department of Treasury, the SEC and various Congressional representatives have recently proposed additional rules and regulations that may go into effect in the near future. In 2010, the Dodd-Frank Wall Street Reform and Protection Act was enacted. The Act included significant corporate governance and executive compensation-related provisions and also required the SEC to adopt additional rules and regulations in areas such as “say on pay” and proxy access. Brocade is also subject to various rules and regulations of certain foreign jurisdictions, including applicable tax regulations. Brocade's efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management's time from other business activities. Similarly, any change in the tax law in the jurisdictions in which Brocade does business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in Brocade's tax expense. For example, the federal credit for research and experimentation expired on December 31, 2011, resulting in an increase to Brocade's overall tax rate. In addition, in the 2012 and 2013 budget proposals, the President of the United States and the U.S. Treasury Department have proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. Furthermore, California Proposition 39 was passed in the November 2012 general elections and will affect future state income tax apportionment and will have a significant impact on our ability to realize California deferred tax assets, resulting in an impairment of these assets and a charge to earnings during the first quarter of fiscal year 2013. This charge will not impact cash tax outlays and conformance to the new California apportionment rules is not expected to have a material impact on Brocade's future tax provision (see discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and also Notes 13, “Income Taxes,” and 19, “Subsequent Events,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Form 10-K). With increasing discussions around overall U.S. tax reform, and other legislation that have not yet been proposed or enacted, these or other changes in the federal or state tax laws could increase Brocade's U.S. income tax liability in the future.
Brocade is subject to periodic audits or other reviews by such governmental agencies. For example, in the second quarter of fiscal 2012, Brocade accepted a notice of proposed adjustment issued by the IRS to settle its federal research and experimentation tax credit for fiscal years 2009 and 2010. However, Brocade is still under examination by the IRS for fiscal years 2007 through 2010 and in several state and foreign tax jurisdictions for various years. All of these examination cycles remain open as of October 27, 2012. To the extent federal and state carryforwards from closed tax years are used in the future, the tax authorities have the right to audit the carryforward amounts. These examinations frequently require management's time and diversion of internal resources and, in the event of an unfavorable outcome, may result in additional liabilities or adjustments to Brocade's historical financial results.
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
As of October 27, 2012, Brocade owed $600 million of senior secured notes (see Note 8, “Borrowings,” of the Notes to Consolidated Financial Statements). The financial and other covenants agreed to by Brocade in connection with such indebtedness have the effect, among other things, of reducing Brocade's flexibility to respond to changing business and economic conditions and increasing borrowing costs, and may adversely affect Brocade's operations and financial results. This indebtedness may also adversely affect Brocade's ability to access sources of capital or incur certain liens, including without limitation, funding acquisitions or repurchasing Brocade stock.
In addition, Brocade's failure to comply with these covenants could result in a default under any applicable debt financing agreements, which could permit the holders to accelerate such debt or demand payment in exchange for a waiver of such default. If any of Brocade's debt is accelerated, Brocade may not have sufficient funds available to repay such debt. In addition, any negative changes by rating agencies to Brocade's credit rating may negatively impact the value and liquidity of Brocade's debt and equity securities and Brocade's ability to access sources of capital.

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
Provisions of Brocade's certificate of incorporation and bylaws may discourage, delay or prevent a merger or mergers that a stockholder may consider favorable. These provisions include:
•Authorizing the issuance of preferred stock without stockholder approval;
•Prohibiting cumulative voting in the election of directors;
•Limiting the persons who may call special meetings of stockholders; and
•Prohibiting stockholder actions by written consent.
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
Brocade’s leased properties have expirations through December 2020. In addition to the noted facilities, Brocade leases approximately 414,000 square feet of administrative, sales and marketing office space in various locations to serve its customers throughout the world.
Brocade has four operating segments. Due to the interrelation of these segments, these segments use substantially all of the properties at least in part, and Brocade retains the flexibility to use each of the properties in whole or in part for each of the segments.
Brocade’s properties are subject to a perfected first interest in and mortgages on its tangible and intangible assets as further described in Note 8, “Borrowings,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Item 3.	Legal Proceedings
The information set forth in Note 9, “Commitments and Contingencies” (see “Legal Proceedings” of Note 9) of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Brocade’s common stock is listed on the NASDAQ Global Select Market under the symbol “BRCD.” Information regarding the high and low closing sales prices per share of Brocade’s common stock as reported on the NASDAQ Global Select Market for each full quarterly period for the last two fiscal years is set forth in “Quarterly Summary” in Part II, Item 8 of this Form 10-K. According to records of Brocade’s transfer agent, Brocade had 853 stockholders of record as of December 7, 2012 and it believes there are a substantially greater number of beneficial holders. Brocade has never declared or paid any dividends on its common stock. Brocade currently expects to retain any future earnings for use in the operation and expansion of its business, manage its secured debt, and repurchase the Company’s stock and does not anticipate paying any dividends in the foreseeable future. Information with respect to restrictions on paying dividends is set forth in Note 8, “Borrowings,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
There were no unregistered sales of equity securities during the three months ended October 27, 2012.
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended October 27, 2012 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 29, 2012 – August 25, 2012	5,861	$5.13	5,861	$578,232
August 26, 2012 – September 22, 2012	—	$—	—	$578,232
September 23, 2012 – October 27, 2012	5,335	$5.62	5,335	$548,233
Total	11,196	$5.36	11,196	$548,233

(1)
As of October 27, 2012, Brocade’s Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $1.3 billion (consisting of an original $100 million authorization on August 18, 2004, plus subsequent authorizations of an additional $200 million on January 16, 2007, $500 million on November 29, 2007 and $500 million on May 16, 2012), which was used for determining the amounts in this column. The number of shares purchased and the timing of purchases are based on the level of the Company’s cash balances, the trading price of our common stock, general business and market conditions, and other factors, including alternative investment opportunities.

Stock Performance Graph
The graph below shows a comparison for the period commencing on October 26, 2007 and ending on October 27, 2012 of the annual percentage change in the cumulative total stockholder return for Brocade common stock, assuming the investment of $100.00 on October 26, 2007, with the cumulative total stockholder returns for the NASDAQ Composite Index and the NASDAQ Telecommunications Index, assuming the investment of $100.00 respectively on October 26, 2007. The stockholder returns over the indicated periods below are weighted based on market capitalization at the beginning of each measurement point and are not indicative of, or intended to forecast, future performance of Brocade’s common stock. Data for the NASDAQ Composite Index and the NASDAQ Telecommunications Index assume reinvestment of dividends and was prepared based on publicly available information.

	10/26/2007	10/25/2008	10/31/2009	10/30/2010	10/29/2011	10/27/2012
Brocade Communications Systems, Inc.	100	34	95	70	50	59
NASDAQ Composite	100	56	74	92	101	112
NASDAQ Telecommunications	100	49	69	78	70	64

Item 6.	Selected Financial Data
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

	Fiscal Year Ended
	October 27, 2012	October 29, 2011	October 30, 2010	October 31, 2009 (1)	October 25, 2008 (2)
	(In thousands, except per share amounts)
Selected Financial Data:
Net revenues	$2,237,770	$2,147,442	$2,091,153	$1,950,376	$1,463,246
Net income (loss)	$195,181	$50,610	$116,523	$(83,189)	$166,367
Net income (loss) per share—basic	$0.43	$0.11	$0.26	$(0.21)	$0.44
Net income (loss) per share—diluted	$0.41	$0.10	$0.24	$(0.21)	$0.43
Shares used in per share calculation—basic	456,629	474,259	446,996	398,948	375,303
Shares used in per share calculation—diluted	472,343	497,030	482,741	398,948	385,641

Net cash provided by operating activities	$590,870	$449,232	$298,513	$115,562	$438,495

Cash, cash equivalents, investments, and marketable equity securities	$713,226	$414,976	$335,982	$338,871	$820,125
Total assets	$3,581,261	$3,474,308	$3,646,012	$3,665,625	$3,301,287
Non-current liabilities associated with facilities lease losses	$1,606	$2,496	$3,984	$10,150	$15,007
Term loan	$—	$186,858	$325,897	$898,936	$1,055,005
Senior secured notes	$596,264	$595,803	$595,373	$—	$—
Convertible subordinated debt	$—	$—	$—	$169,332	$159,157
Capital lease obligations	$4,916	$6,782	$8,543	$—	$—

(1)
The fiscal year ended October 31, 2009 includes the impact of the acquisition of Foundry, which was completed in the first fiscal quarter and the nonrecurring $26.9 million in-process research and development charge in connection with this acquisition. The fiscal year ended October 31, 2009 also includes the impact of $53.3 million impairment of goodwill and intangible assets in the Files reporting unit.

(2)
The fiscal year ended October 25, 2008 includes the impact of the release of the valuation allowance of deferred tax assets which resulted in a tax benefit of $174.4 million during the year ended October 25, 2008. The fiscal year ended October 25, 2008 also includes the provision for a class action lawsuit of $160.0 million relating to the settlement reached between Brocade and the lead plaintiffs for the federal securities class action on May 30, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes included in Part II, Item 8 of this Form 10-K.
Overview
We are a leading supplier of networking equipment for businesses and organizations of many types and sizes, including global enterprises, and service providers such as telecommunication firms, cable operators and mobile carriers. Our business model is focused on two key markets, namely our Storage Area Networking ("SAN") business, where we offer Fibre Channel ("FC") SAN backbones, directors, fabrics, embedded switches, host bus adapters ("HBAs"), and server virtualization solutions, and our IP Networking business, where we offer modular and stackable solutions, Ethernet routers, Ethernet switches, Ethernet fabrics, converged adapters, as well as application delivery, security and wireless solutions.
Growth opportunities in the SAN market are expected to be driven by key customer IT initiatives such as server virtualization, enterprise mobility, data center consolidation, migration to higher performance technologies and cloud computing initiatives. Our IP Networking business strategies are intended to increase new customer accounts and expand our market share. We plan to continue to support our SAN and IP Networking growth plans by leveraging the strategic investments we have made in our core businesses and emerging technologies, continuous innovation, new product introductions, and enhancing our existing partnerships and forming new ones through our two-tier distribution channel.
We continue to face multiple challenges, including aggressive price discounting from competitors, rapid adoption of new technologies by customers, the uncertainty in the worldwide macroeconomic climate and its impact on IT spending patterns globally, as well as uncertain federal government spending in the United States. We are also cautious about the stability and health of certain international markets, including China and Europe, and current global and country specific dynamics, including inflationary risks in China and the continuing sovereign debt risk and economic uncertainty in Europe. These factors may impact our business and that of our partners. While the diversification of our business model helps mitigate the effect of some of these challenges and we expect IT spending levels to generally rise in the long-term, it is difficult to offset short-term reductions of IT spending, which may adversely affect our financial results and stock price.
We expect the number of SAN and IP Networking products we ship to fluctuate depending on the demand for our existing and recently introduced products, sales support for our products from our distribution and resale partners, as well as the timing of product transitions by our OEM partners. The average selling prices per port for our SAN and IP Networking products have typically declined over time and will likely continue to decline in the future.
Our plans for our operating cash flows are to provide liquidity for operations, to manage our secured debt and to use our operating cash flows to repurchase our stock to reduce the dilutive effects of our equity award programs and, from time-to-time, we may also opportunistically repurchase our stock under our previously announced stock repurchase programs. In addition, we may opportunistically use our operating cash flows to strengthen our networking portfolios through acquisitions and strategic investments.
Results of Operations
We report our fiscal year on a 52/53-week period ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Fiscal years 2012, 2011 and 2010 were 52-week fiscal years. Our next 53-week fiscal year will be fiscal year 2014 and our next 14-week quarter will be in the second quarter of fiscal year 2014.
Our results of operations for the years ended October 27, 2012, October 29, 2011 and October 30, 2010 are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin with respect to each segment, which is indicated as a percentage of the respective segment net revenues.
Revenues. Our revenues are derived primarily from sales of our SAN products, IP Networking products, and support and services related to these products, which we call Global Services.

Our total net revenues are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended
	October 27, 2012	% of Net Revenues	October 29, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
SAN Products	$1,356,099	60.6%	$1,237,994	57.6%	$118,105	9.5%
IP Networking Products	534,757	23.9%	551,820	25.7%	(17,063)	(3.1)%
Global Services	346,914	15.5%	357,628	16.7%	(10,714)	(3.0)%
Total net revenues	$2,237,770	100.0%	$2,147,442	100.0%	$90,328	4.2%

	Fiscal Year Ended
	October 29, 2011	% of Net Revenues	October 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
SAN Products	$1,237,994	57.6%	$1,240,626	59.3%	$(2,632)	(0.2)%
IP Networking Products	551,820	25.7%	488,188	23.4%	63,632	13.0%
Global Services	357,628	16.7%	362,339	17.3%	(4,711)	(1.3)%
Total net revenues	$2,147,442	100.0%	$2,091,153	100.0%	$56,289	2.7%
The increase in total net revenues for the fiscal year ended October 27, 2012 compared with the fiscal year ended October 29, 2011 reflects higher sales of our SAN products, partially offset by lower revenues from our IP Networking products and Global Services offerings.

•
The increase in SAN product revenues was driven by a shift in mix to our high-end, higher bandwidth director and switch products, including strong growth in sales of our 16 Gbps products. The number of ports shipped during the fiscal year ended October 27, 2012 increased by 3.5%, and average selling price per port increased by 5.7%.

•
The decrease in IP Networking product revenues reflects lower revenues from our IP routing and application delivery products while Ethernet switching product revenue was flat year-over-year. As more of our IP Networking products are being sold through our two-tier distribution channel, it has become increasingly difficult to consistently identify the customer split of our end users. Based on our estimated customer split, revenues from our enterprise customers decreased, partially offset by an increase in revenues from both service provider and U.S. federal government customers. Our IP Networking business has been impacted by slower enterprise customer spending and the competitive enterprise environment. In addition, enterprise product revenue decreased in part due to our transition to a two-tier distribution channel model. This transition resulted in lower average selling prices through the distribution channel which was not yet compensated by an increase in distribution channel sales volumes; and

•
The decrease in Global Services revenues was primarily attributed to the sale of Strategic Business Systems, Inc. ("SBS"), a wholly-owned subsidiary, in September 2011, partially offset by an increase in IP Networking support revenues.

The increase in total net revenues for the fiscal year ended October 29, 2011 compared with the fiscal year ended October 30, 2010 reflects higher sales of our IP Networking products, partially offset by lower revenues from our SAN products and Global Services offerings.

•
The marginal decrease in SAN product revenues for the fiscal year ended October 29, 2011 reflects a 2.0% decrease in average selling price per port which includes the impact of lower pricing and a reduction in inventory held at our OEM partners. This decrease was slightly offset by a favorable mix shift from 4 Gb and 8 Gb director and switch products to 8 Gb and 16 Gb director and switch products, which carry a higher price per port, and by an increase of 1.9% in the number of ports shipped.

•
The increase in IP Networking product revenues for the fiscal year ended October 29, 2011 reflects higher revenues from our enterprise and service provider customers, which we believe was influenced by the implementation of initiatives to drive both immediate and long-term growth in our IP Networking business. The higher enterprise and service provider revenue was partially offset by lower pricing and lower revenues from United States federal customers; and

•
The decrease in Global Services revenues for the fiscal year ended October 29, 2011 was primarily a result of lower SAN support and lower service revenues during the year as a result of the sale of SBS in September 2011, partially offset by an increase in IP Networking support revenues.

Our total net revenues by geographical area are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended
	October 27, 2012	% of Net Revenues	October 29, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$1,414,390	63.2%	$1,313,302	61.2%	$101,088	7.7%
Europe, the Middle East and Africa (1)	493,979	22.1%	502,999	23.4%	(9,020)	(1.8)%
Asia Pacific	186,244	8.3%	212,636	9.9%	(26,392)	(12.4)%
Japan	99,887	4.5%	75,542	3.5%	24,345	32.2%
Canada, Central and South America	43,270	1.9%	42,963	2.0%	307	0.7%
Total net revenues	$2,237,770	100.0%	$2,147,442	100.0%	$90,328	4.2%

	Fiscal Year Ended
	October 29, 2011	% of Net Revenues	October 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$1,313,302	61.2%	$1,338,262	64.0%	$(24,960)	(1.9)%
Europe, the Middle East and Africa (1)	502,999	23.4%	482,707	23.1%	20,292	4.2%
Asia Pacific	$212,636	9.9%	$173,243	8.3%	$39,393	22.7%
Japan	75,542	3.5%	58,914	2.8%	16,628	28.2%
Canada, Central and South America	$42,963	2.0%	$38,027	1.8%	$4,936	13.0%
Total net revenues	$2,147,442	100.0%	$2,091,153	100.0%	$56,289	2.7%

(1)	Includes net revenues of $259.2 million, $257.5 million and $254.4 million for the years ended October 27, 2012, October 29, 2011 and October 30, 2010, respectively, relating to the Netherlands.
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
International revenues for the fiscal year ended October 27, 2012 decreased as a percentage of total net revenues compared to the prior year primarily due to higher revenues from our SAN product sales to U.S. OEM partners, which strengthened U.S. revenues, as well as lower product sales in EMEA due to a weak macroeconomic environment. International revenues for the fiscal year ended October 29, 2011 increased as a percentage of total net revenues compared to the prior year primarily due to growth in Japan and the Asia Pacific region.
A significant portion of our revenues are concentrated among a relatively small number of OEM customers. For the fiscal years ended October 27, 2012, October 29, 2011 and October 30, 2010, the same three customers each represented 10% or more of our total net revenues for a combined total of 47% (EMC with 16%, HP with 13% and IBM with 18%), 43% (EMC with 15%, HP with 13% and IBM with 15%) and 47% (EMC with 16%, HP with 14% and IBM with 17%), respectively, of our total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM partners and to the U.S. federal government and its individual agencies through our distributors and resellers. Therefore, the loss of, or a significant decrease in the level of sales to, or a change in the ordering pattern of any one of these customers could seriously harm our financial condition and results of operations.
Gross margin. Gross margin as stated below is indicated as a percentage of the respective segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues.

Gross margin is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended
	October 27, 2012	% of Net Revenues	October 29, 2011	% of Net Revenues	Increase/ (Decrease)	% Points Change
SAN Products	$993,491	73.3%	$881,981	71.2%	$111,510	2.1%
IP Networking Products	207,509	38.8%	230,637	41.8%	(23,128)	(3.0)%
Global Services	182,019	52.5%	170,916	47.8%	11,103	4.7%
Total gross margin	$1,383,019	61.8%	$1,283,534	59.8%	$99,485	2.0%

	Fiscal Year Ended
	October 29, 2011	% of Net Revenues	October 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Points Change
SAN Products	$881,981	71.2%	$846,120	68.2%	$35,861	3.0%
IP Networking Products	230,637	41.8%	199,208	40.8%	31,429	1.0%
Global Services	170,916	47.8%	185,792	51.3%	(14,876)	(3.5)%
Total gross margin	$1,283,534	59.8%	$1,231,120	58.9%	$52,414	0.9%
For the fiscal year ended October 27, 2012 compared with the fiscal year ended October 29, 2011, total gross margin increased in absolute dollars and percentage primarily due to an increase in margins on SAN products and Global Services offerings, and a favorable product mix resulting from a year over year increase in the relative percentage of SAN products sold, which yield higher gross margins. This was partially offset by a decrease in margins on IP Networking products.
Gross margin percentage by reportable segment increased or decreased for the fiscal year ended October 27, 2012 compared with the fiscal year ended October 29, 2011 primarily due to the following factors (the percentages below reflect the impact on gross margin):

•
SAN gross margins relative to net revenues increased due to a 1.1% decrease in product costs relative to net revenues. Additionally, amortization of SAN-related intangible assets decreased by 0.9% relative to net revenues;

•
IP Networking gross margins relative to net revenues decreased due to a 4.3% increase in manufacturing costs, as well as a 1.1% increase in product costs relative to net revenues, which is primarily due to the impact of a decrease in average selling prices and an unfavorable mix due to an increase in the percentage of sales of our fixed form products which yield lower gross margins. These increases were partially offset by a 2.6% decrease in other costs relative to net revenues, primarily by a decrease in inventory excess and obsolescence charges and warranty expense; and

•
Global Services gross margins relative to net revenues increased due to a 4.7% decrease in service and support costs relative to net revenues, primarily from decreased headcount as a result of the sale of SBS.

For the fiscal year ended October 29, 2011 compared with the fiscal year ended October 30, 2010, total gross margin increased in absolute dollars and percentage primarily due to higher revenues, as well as higher margins on SAN products and IP Networking products. This was partially offset by a decrease in Global Services gross margins, and increased mix of IP Networking Products revenues, which carry a lower overall gross margin.
Gross margin percentage by reportable segment increased or decreased for the fiscal year ended October 29, 2011 compared with the fiscal year ended October 30, 2010 primarily due to the following factors (the percentages below reflect the impact on gross margin):

•
SAN gross margins relative to net revenues increased primarily due to a benefit of 1.2% from the release of a provision for certain litigation originally recorded in cost of sales, and a 1.3% decrease in direct product costs relative to net revenues, which more than offset the decline in average selling price. Additionally, amortization of intangible assets related to the McDATA acquisition decreased by 0.2%, and other manufacturing costs relative to net revenues decreased by 0.3%;

•
IP Networking gross margins relative to net revenues increased due to a 1.0% decrease in amortization of intangible assets related to the Foundry acquisition, improved overhead absorption from higher revenues, and a 0.3% decrease in direct product costs, partially offset by a 0.3% increase in other manufacturing costs.

•
Global Services gross margins relative to net revenues decreased due to a 2.9% increase in service and support costs, primarily due to increased headcount, which offset the impact of a one-time settlement of a litigation matter during the first fiscal quarter of 2010. Additionally, stock-based compensation relative to net revenues increased by 0.6% due to increased headcount.

Stock-based compensation expense. Stock-based compensation expense is summarized as follows (in thousands, except percentages):

	October 27, 2012	% of Net Revenues	October 29, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$77,169	3.4%	$83,076	3.9%	$(5,907)	(7.1)%
	October 29, 2011	% of Net Revenues	October 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$83,076	3.9%	$101,625	4.9%	$(18,549)	(18.3)%
The decrease in stock-based compensation expense for the fiscal year ended October 27, 2012 compared with the fiscal year ended October 29, 2011 was due to fewer restricted stock units granted to employees in fiscal year 2012, and a recognition of a benefit as a result of actual forfeitures exceeding prior estimates in fiscal year 2012.
The decrease in stock-based compensation expense for the fiscal year ended October 29, 2011 compared with the fiscal year ended October 30, 2010 was primarily due to the decrease in Foundry-related deferred compensation and lower expenses related to our 2009 Employee Stock Purchase Plan (“ESPP”) for which higher compensation expense was recognized under the graded vesting methodology in fiscal year 2010. This was partially offset by higher expenses from an increase in new equity grants in fiscal year 2011.
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
R&D expenses are summarized as follows (in thousands, except percentages):

	October 27, 2012	% of Net Revenues	October 29, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$363,090	16.2%	$354,401	16.5%	$8,689	2.5%
	October 29, 2011	% of Net Revenues	October 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$354,401	16.5%	$354,260	16.9%	$141	—%
R&D expenses increased for the fiscal year ended October 27, 2012 compared with the fiscal year ended October 29, 2011 due to the following (in thousands):

Increase (Decrease)
Salaries and wages	$6,999
Outside services expense	4,143
Depreciation and amortization expense	1,905
Engineering expenses	1,187
The increase in R&D expenses was partially offset by decreases in the following:
Engineering equipment expenses	(3,615)
Stock-based compensation expense	(1,007)
Various individually insignificant items	(923)
Total change	$8,689
Salaries and wages increased primarily due to an increase in our variable compensation due to improved financial results during fiscal year 2012. Outside services expense increased primarily due to increased certification and technical publication expenses as we penetrated new markets and fulfilled additional U.S. federal government customer testing requirements. In addition, depreciation and amortization expense increased due to additional depreciation expenses related to equipment for our laboratories. These increases were partially offset by the decrease in engineering equipment expenses mainly due to reduced spending on equipment for product testing. In addition, stock-based compensation expense decreased mainly because of fewer grants of restricted stock units in fiscal year 2012, and forfeiture-related expense adjustments due to employee terminations.
R&D expenses increased for the fiscal year ended October 29, 2011 compared with the fiscal year ended October 30, 2010 due to the following (in thousands):

Increase (Decrease)
Salaries and wages	$14,288
Outside services expense	3,647
Depreciation and amortization expense	2,586
Various individually insignificant items	625
The increase in R&D expenses was partially offset by decreases in the following:
Stock-based compensation expense	(8,835)
Nonrecurring engineering charges	(8,548)
Sustaining engineering expenses allocated to cost of revenues	(3,622)
Total change	$141
Salaries and wages increased primarily due to increased headcount and higher bonuses, partially offset by five days of unpaid time resulting from the implementation of a company-wide unpaid time-off program during the fourth fiscal quarter of 2011. Outside services expense increased primarily due to projects related to our new IP Networking product offerings. Depreciation and amortization expense increased primarily due to the continued build-up of our development and testing labs. Nonrecurring engineering charges decreased primarily due to lower prototype costs and lower chip design expenses. Sustaining engineering expenses allocated to cost of revenues increased primarily as a result of new IP Networking products launched, partially offsetting the increase in R&D expenses.
Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and customer service functions, costs associated with promotional and marketing programs, travel and entertainment expenses, and expenses related to IT and facilities and other shared functions.
Sales and marketing expenses are summarized as follows (in thousands, except percentages):

	October 27, 2012	% of Net Revenues	October 29, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$608,502	27.2%	$608,513	28.3%	$(11)	—%
	October 29, 2011	% of Net Revenues	October 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$608,513	28.3%	$534,458	25.6%	$74,055	13.9%

Sales and marketing expenses remained flat for the fiscal year ended October 27, 2012 compared with the fiscal year ended October 29, 2011 due to the following (in thousands):

Increase (Decrease)
Salaries and wages	$(9,958)
Stock-based compensation expense	(2,810)
Outside services expense	(1,443)
Sales office facilities expenses	(1,094)
Travel and entertainment expenses	(961)
Various individually insignificant items	(460)
The decrease in sales and marketing expenses was offset by increases in the following:
Marketing and advertising expenses	9,714
Expenses related to shared functions	7,001
Total change	$(11)
Salaries and wages decreased primarily due to a reduction in variable compensation mainly attributable to lower sales commissions and lower headcount. Stock-based compensation expense decreased primarily due to fewer grants of restricted stock units in fiscal year 2012, and forfeiture-related expense adjustments due to employee terminations. Outside services expense decreased primarily due to a decrease in the use of outside consultants for business development and operational projects in fiscal year 2012. Sales office facilities expenses decreased due to lower headcount and office consolidation. Travel and entertainment expenses decreased due to lower headcount and lower spending due to cost control initiatives. These decreases were offset by an increase in marketing and advertising expenses primarily due to our marketing awareness campaigns and various other marketing activities. In addition, expenses related to shared functions increased primarily due to an increase in legal expenses allocated to sales and marketing.
Sales and marketing expenses increased for the fiscal year ended October 29, 2011 compared with the fiscal year ended October 30, 2010 (in thousands):

Increase (Decrease)
Salaries and wages	$64,508
Marketing and advertising expenses	10,442
Expenses related to shared functions	3,799
Travel and entertainment expenses	1,931
Depreciation and amortization expense	1,683
Various individually insignificant items	856
The increase in sales and marketing expenses was partially offset by the decrease in the following:
Stock-based compensation	(9,164)
Total change	$74,055
Salaries and wages, expenses related to shared functions, travel and entertainment expenses, and depreciation and amortization increased primarily due to headcount growth. Additionally, salaries and wages increased due to higher bonuses and commissions, partially offset by five days of unpaid time resulting from the implementation of a company-wide unpaid time-off program during the fourth fiscal quarter of 2011. Marketing and advertising expenses increased primarily due to our new marketing awareness campaign, and consulting expenses related to our business model and growth strategy.
General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of compensation and related expenses for corporate executives, finance, human resources, legal and investor relations, as well as recruiting expenses, professional fees, other corporate expenses, and related IT and facilities expenses.

G&A expenses are summarized as follows (in thousands, except percentages):

	October 27, 2012	% of Net Revenues	October 29, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$74,583	3.3%	$69,506	3.2%	$5,077	7.3%
	October 29, 2011	% of Net Revenues	October 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$69,506	3.2%	$67,848	3.2%	$1,658	2.4%
G&A expenses increased for the fiscal year ended October 27, 2012 compared with the fiscal year ended October 29, 2011 due to the following (in thousands):

Increase (Decrease)
Outside services expense	$6,408
Salaries and wages	6,007
The increase in G&A expenses was partially offset by decreases in the following:
Facilities expenses	(2,675)
Stock-based compensation expense	(1,917)
Equipment and furniture expenses	(1,888)
Various individually insignificant items	(858)
Total change	$5,077
Outside services expense increased primarily due to increased costs for our ongoing litigation matters. Salaries and wages increased due to merit increases in salaries and increased severance costs in fiscal year 2012, as well as an increase in our variable compensation due to improved financial results during fiscal year 2012. These increases were partially offset by a decrease in various facilities expenses, stock-based compensation expense and spending on equipment and furniture.
G&A expenses increased for the fiscal year ended October 29, 2011 compared with the fiscal year ended October 30, 2010 due to the following (in thousands):

Increase (Decrease)
Depreciation and amortization expense	$8,849
Salaries and wages	7,206
Outside services expense	1,026
The increase in G&A expenses was partially offset by decreases in the following:
Facilities expenses	(11,217)
Stock-based compensation expense	(2,605)
Various individually insignificant items	(1,601)
Total change	$1,658
Depreciation and amortization expense increased primarily due to additional furniture and equipment, and depreciation related to our new campus that was completed in the third fiscal quarter of 2010. Salaries and wages increased due to headcount growth and higher bonuses, partially offset by five days of unpaid time resulting from the implementation of a company-wide unpaid time-off program during the fourth fiscal quarter of 2011. Outside services expense increased primarily due to higher legal expenses related to disputes. Other facility expenses decreased primarily due to a decrease in rent and related expenses after moving into our new campus in the third fiscal quarter of 2010.

Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	October 27, 2012	% of Net Revenues	October 29, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$59,204	2.6%	$60,713	2.8%	$(1,509)	(2.5)%
	October 29, 2011	% of Net Revenues	October 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$60,713	2.8%	$65,623	3.1%	$(4,910)	(7.5)%
The decrease in amortization of intangible assets for the fiscal year ended October 27, 2012 compared with the fiscal year ended October 29, 2011, as well as for the fiscal year ended October 29, 2011 compared with the fiscal year ended October 30, 2010, was primarily due to the full amortization of certain of our intangible assets.
Intangible assets are recorded based on estimates of fair value at the time of the acquisition and identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives (see Note 3, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K).
Restructuring, integration and indemnification costs (recoveries). Restructuring, integration and indemnification costs (recoveries) are summarized as follows (in thousands, except percentages):

	October 27, 2012	% of Net Revenues	October 29, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$(89)	—%	$125	—%	$(214)	(171.2)%
	October 29, 2011	% of Net Revenues	October 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$125	—%	$1,100	0.1%	$(975)	(88.6)%
We did not incur any restructuring and integration costs during the fiscal years ended October 27, 2012 and October 29, 2011.
Restructuring costs for the fiscal year ended October 30, 2010 was primarily due to $0.5 million of severance payments related to certain realignment within our Global Services segment, and $0.5 million related to estimated facility lease losses, net of expected sublease income recorded during the fiscal year ended October 30, 2010. Integration costs for the fiscal year ended October 30, 2010 was primarily for consulting services and other professional fees in connection with our integration of Foundry which we acquired on December 18, 2008.
Indemnification costs (recoveries) were immaterial for the fiscal years ended October 27, 2012, October 29, 2011 and October 30, 2010.
Loss on sale of subsidiary. We did not incur any loss on sale of subsidiary during the fiscal years ended October 27, 2012 and October 30, 2010. During the fiscal year ended October 29, 2011, a loss of $12.8 million was recorded in connection with the sale of SBS, consisting primarily of loss on disposal of goodwill of $1.7 million and write-down of intangible assets of $11.1 million (see Note 17, “Loss on Sale of Subsidiary,” of the Notes to Consolidated Financial Statements).
Interest income and other expense, net. Interest income and other expense, net, are summarized as follows (in thousands, except percentages):

	October 27, 2012	% of Net Revenues	October 29, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$(814)	—	$(378)	—%	$(436)	(115.3)%
	October 29, 2011	% of Net Revenues	October 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$(378)	—%	$(6,452)	(0.3)%	$6,074	94.1%
Interest income and other expense, net, were immaterial for the fiscal years ended October 27, 2012 and October 29, 2011.
For the fiscal year ended October 29, 2011 compared with the fiscal year ended October 30, 2010, the decrease in interest income and other expense, net, was primarily due to after-tax loss from the effective portion of the foreign currency cash flow hedge reclassified from accumulated other comprehensive loss in stockholders’ equity into other expense, net during the fiscal year ended October 30, 2010. Beginning in the first fiscal quarter of 2011, gains or losses relating to the effective portion of foreign currency cash flow derivatives are recorded in cost of revenues and operating expenses to match the underlying exposure to the related hedge results (see Note 10, “Derivative Instruments and Hedging Activities,” of the Notes to Consolidated Financial Statements). In the prior periods, net losses recorded in other expenses were not material, and have not been reclassified.
Interest expense. Interest expense primarily represents the interest cost associated with our term loan, senior secured notes and convertible subordinated debt (see Note 8, “Borrowings,” of the Notes to Consolidated Financial Statements). Interest expense is summarized as follows (in thousands, except percentages):

	October 27, 2012	% of Net Revenues	October 29, 2011	% of Net Revenues	(Increase)/ Decrease	% Change
Fiscal year ended	$(52,488)	(2.3)%	$(97,838)	(4.6)%	$45,350	(46.4)%
	October 29, 2011	% of Net Revenues	October 30, 2010	% of Net Revenues	(Increase)/ Decrease	% Change
Fiscal year ended	$(97,838)	(4.6)%	$(85,858)	(4.1)%	$(11,980)	14.0%
Interest expense decreased for the fiscal year ended October 27, 2012 compared with the fiscal year ended October 29, 2011 as a result of a reduction in the principal amount of our outstanding debt, and refinancing our term debt credit agreement in June 2011, as described further below in “Liquidity and Capital Resources.” In addition, as a result of the June 2011 refinancing, in accordance with the applicable accounting guidance for debt modification and extinguishment, we recorded an expense of $25.5 million of debt issuance costs and original issue discount relating to the portion of the term loan that was extinguished.
Interest expense increased for the fiscal year ended October 29, 2011 compared with the fiscal year ended October 30, 2010 primarily as a result of the write-off of debt issuance costs and original issue discount of $25.5 million related to the refinancing of the term loan facility, and capitalization of a portion of interest cost in connection with the development of our San Jose, California campus in fiscal year 2010. This was partially offset by a reduction in debt, because of voluntary accelerated payments we made towards the principal of the term loan, as well as lower interest rates on amending the term debt credit agreement.
We obtained the term loan during the fourth fiscal quarter of 2008. In January 2010, we issued $600 million of long-term fixed rate notes and used the proceeds to pay down a substantial portion of the outstanding term loan, and retire the convertible subordinated debt we assumed in connection with our acquisition of McDATA in fiscal year 2007. In June 2011, we amended our credit agreement to refinance all of the outstanding term loan that effectively reduced interest rates, and is intended to provide us greater flexibility by, among other things, extending the maturity date on the term loan to October 31, 2014, reducing the required principal payments on a quarterly basis, and providing more flexibility in the use of our cash from operations, including for our share repurchase program. We paid the remaining balance of $190.0 million of our term loan during the fiscal year ended October 27, 2012. As of October 29, 2011, the carrying value of the outstanding balance of our term loan was $186.9 million. We were in compliance with applicable debt covenants as of October 27, 2012 and October 29, 2011.
Gain (loss) on sale of investments and property, net. Gain (loss) on sale of investments and property, net, is summarized as follows (in thousands, except percentages):

	October 27, 2012	% of Net Revenues	October 29, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$(26)	—%	$124	—%	$(150)	121.0%
	October 29, 2011	% of Net Revenues	October 30, 2010	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$124	—%	$(8,551)	(0.4)%	$8,675	101.5%
Gain (loss) on sale of investments and property, net, were immaterial for the fiscal years ended October 27, 2012 and October 29, 2011.
For the fiscal year ended October 29, 2011 compared with the fiscal year ended October 30, 2010, the increase in gain (loss) on sale of investments and property, net, was primarily due to an immaterial gain on sale of investments, net, for the fiscal year ended October 29, 2011 as compared to an $8.7 million loss on the sale of owned property in San Jose, California to an unrelated third party during the first quarter of fiscal year 2010 (see Note 16, “Sale-Leaseback Transaction,” of the Notes to Consolidated Financial Statements).
Income tax expense (benefit). Income tax expense (benefit) and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Fiscal Year Ended
	October 27, 2012	October 29, 2011	October 30, 2010
Income tax expense (benefit)	$29,220	$28,818	$(9,553)
Effective tax rate	13.0%	36.3%	(8.9)%
In general, our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense and adjustments to unrecognized tax benefits (additionally, see Note 13, “Income Taxes,” of the Notes to Consolidated Financial Statements).
For the fiscal year ended October 27, 2012, we recorded an income tax expense of $29.2 million compared with an income tax expense of $28.8 million for the fiscal year ended October 29, 2011. The tax provision in fiscal year 2012 was impacted by a decrease in benefit from the federal research and development tax credit which expired on December 31, 2011, offset by discrete benefits from reserve releases of settled tax audits, and the expiration of certain statutes of limitations. The effective tax rate in fiscal year 2012 is lower than the 35% U.S. federal statutory rate primarily due to earnings in our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. Earnings of our subsidiaries outside of the U.S. primarily relate to our European and Asia Pacific businesses, which are headquartered in Switzerland.
For the fiscal year ended October 29, 2011, we recorded an income tax expense of $28.8 million compared with an income tax benefit of $9.6 million for the fiscal year ended October 30, 2010. The tax provision in fiscal year 2011 was primarily a result of cash repatriated from our foreign subsidiary and foreign tax expenses, partially offset by discrete benefits from the retroactive reinstatement of the federal research and development tax credit provision, reserve releases of settled tax audits, and the expiration of certain statutes of limitations.
Based on the fiscal year 2013 financial forecast, we expect the effective tax rate to be higher than fiscal year 2012. Factors such as the mix of IP Networking versus SAN products, and domestic versus international profits, could affect our tax expense. As estimates and judgments are used to project such domestic and international earnings, the impact to our tax provision could vary if the current planning or assumptions change. Our income tax provision could change from either effects of changing tax laws and regulations, or differences in international revenues and earnings from those historically achieved, a factor largely influenced by the buying behavior of our OEM and channel partners. In addition, we do not forecast discrete events, such as settlement of tax audits with governmental authorities due to their inherent uncertainty. Such settlements could materially impact our tax expense. Given that the tax rate is driven by several different factors, it is not possible to estimate our future tax rate with a high degree of certainty.
The IRS and other tax authorities regularly examine our income tax returns. The IRS is currently examining fiscal years 2009 and 2010. In addition, the IRS has also examined our income tax returns for fiscal years 2007 and 2008, and in May 2011, we received the IRS Revenue Agent's Report. The IRS is contesting our transfer pricing for the cost sharing and buy-in arrangements with our foreign subsidiaries. The IRS' proposed adjustment would offset approximately $317.4 million of our net operating loss carryforwards. We have filed a protest to appeal the amount of proposed adjustments in the Revenue Agent's Report with the Appeals Office of the IRS. We believe we have sufficient reserves recorded for the ultimate settlement of this issue. Furthermore, we are in negotiations with foreign tax authorities to obtain correlative relief on transfer pricing adjustments settled with the IRS. We believe that our reserves for unrecognized tax benefits are adequate for all open tax years. The timing of the resolution of income tax examinations, as well as the amounts and timing of related settlements, is highly uncertain. We believe that before the end of fiscal year 2013, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. After we reach settlement with the tax authorities, we expect to record a corresponding adjustment to our unrecognized tax benefits. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, we believe that the range of estimated potential decreases in underlying uncertain tax positions is between $0 and $24 million in the next twelve months. For additional discussion, see Note 13, “Income Taxes,” of the Notes to Consolidated Financial Statements.
We believe that sufficient positive evidence exists from historical operations and projections of taxable income in future years to conclude that it is more likely than not that we will realize our deferred tax assets. Accordingly, we apply a valuation allowance only on certain deferred tax assets relating to capital loss carryforwards due to the limited carryforward periods of these tax assets.

On November 6, 2012, subsequent to the end of our fiscal year 2012, California voters approved Proposition 39 which revised certain provisions of the California State Tax Code, requiring mandatory single sales factor apportionment in California for most multi-state taxpayers for tax years beginning on or after January 1, 2013. We currently expect that in fiscal year 2013 and beyond, our income subject to tax in California will be lower than under prior tax law and that our California deferred tax assets are, therefore, less likely to be realized. As a result, during the first quarter of fiscal year 2013, we will record a charge of up to $78 million to reduce our previously recognized California deferred tax assets. This charge will not impact cash tax outlays and conformance to the new California apportionment rules is not expected to have a material impact on our future tax provision.
Liquidity and Capital Resources

	October 27, 2012	October 29, 2011	Increase/ (Decrease)
	(in thousands)
Cash and cash equivalents	$713,226	$414,202	$299,024
Short-term investments	—	774	(774)
Total	$713,226	$414,976	$298,250
Percentage of total assets	20%	12%
We use cash generated by operations as our primary source of liquidity. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenues, the timing of product shipments during the quarter, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax and other payments. For additional discussion, see “Part I—Item 1A. Risk Factors.”
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
Our existing cash, cash equivalents and short-term investments totaled $713.2 million as of October 27, 2012. Of this amount, approximately 60% was held by our foreign subsidiaries. Under current tax laws and regulations, if these funds are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.
Financial Condition
Cash, cash equivalents and short-term investments as of October 27, 2012 increased by $298.3 million over the balance as of October 29, 2011 primarily due to increased cash inflow from operating activities and net proceeds from the issuance of common stock under our employee equity compensation arrangements, partially offset by our payments towards the principal of the term loan and cash used to repurchase our common stock.
For the fiscal year ended October 27, 2012, we generated $590.9 million in cash from operating activities, which was higher than our net income for the same period, primarily as a result of adjustments to net income for non-cash items related to depreciation and amortization and stock-based compensation expense, in addition to increases in accrued employee compensation, deferred revenue and other accrued liabilities.
Net cash used in investing activities for the fiscal year ended October 27, 2012 totaled $71.8 million and was primarily the result of $72.8 million in purchases of property and equipment.
Net cash used in financing activities for the fiscal year ended October 27, 2012 totaled $218.1 million and was primarily the result of stock repurchases of $130.2 million and debt payments related to the term loan facility of $190.0 million, partially offset by proceeds from the issuance of common stock from ESPP purchases and stock option exercises of $98.8 million. For the fiscal year ended October 27, 2012, we fully paid our term loan facility and repurchased approximately 24.3 million shares of our stock.
A majority of our accounts receivable balance is derived from sales to our OEM partners. As of October 27, 2012, three customers accounted for 16%, 12% and 10%, respectively, of total accounts receivable. As of October 29, 2011, two customers accounted for 16% and 14%, respectively, of total accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral or security interests on accounts receivable balances. We have established reserves for credit losses, sales allowances, and other allowances. While we have not experienced material credit losses in any of the periods presented, there can be no assurance that we will not experience material credit losses in the future.
Accounts receivable days sales outstanding, which is a measure of the average number of days that a company takes to collect revenue after a sale has been made, for the year ended October 27, 2012 was 38 days, down from 42 days for the year ended October 29, 2011, primarily due to improved sales linearity in 2012.
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
Fiscal Year 2012 Compared to Fiscal Year 2011
Operating Activities. Net cash provided by operating activities increased by $141.6 million for the fiscal year ended October 27, 2012 compared with fiscal year ended October 29, 2011. The increase was primarily due to an increase in net income during fiscal year 2012 and decreased payments with respect to accrued employee compensation.
Investing Activities. Net cash used in investing activities decreased by $19.5 million for the fiscal year ended October 27, 2012 compared with fiscal year ended October 29, 2011. The decrease was primarily due to lower purchases of property and equipment.
Financing Activities. Net cash used in financing activities decreased by $59.0 million for the fiscal year ended October 27, 2012 compared with fiscal year ended October 29, 2011. The decrease was primarily due to lower repurchases of our Company's stock during fiscal year 2012.
Fiscal Year 2011 Compared to Fiscal Year 2010
Operating Activities. Net cash provided by operating activities increased by $150.7 million for the fiscal year ended October 29, 2011 compared with fiscal year ended October 30, 2010. The increase was primarily due to increased accounts receivable collections and decreased payments with respect to accrued employee compensation and other accrued liabilities, partially offset by a decrease in net income during fiscal year 2011.
Investing Activities. Net cash used in investing activities decreased by $77.1 million for the fiscal year ended October 29, 2011 compared with fiscal year ended October 30, 2010. The decrease was primarily due to lower purchases of property and equipment and proceeds from the sale of SBS in the fiscal year 2011, partially offset by proceeds of $30.2 million from sale of property in fiscal year 2010. Construction of our San Jose, California campus was completed in the third fiscal quarter of 2010.
Financing Activities. Net cash used in financing activities increased by $149.4 million for the fiscal year ended October 29, 2011 compared with fiscal year ended October 30, 2010. The increase was primarily due to higher repurchases of our Company’s stock during the fiscal year 2011, partially offset by lower net debt payments and higher proceeds from issuance of common stock during fiscal year 2011.
Liquidity
Manufacturing and Purchase Commitments. We have manufacturing arrangements with contract manufacturers under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations within the next twelve months, in accordance with our policy (see Note 9, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K).
Income Taxes. We accrue U.S. income taxes on the earnings of our foreign subsidiaries unless the earnings are considered indefinitely reinvested outside of the U.S. We intend to reinvest current and accumulated earnings of our foreign subsidiaries for expansion of our business operations outside the U.S. for an indefinite period of time. Based on past performance and current expectations, we believe that U.S. generated cash flows are sufficient to support our U.S. business operations, capital expenditures, contractual obligations, and other liquidity requirements associated with our operations.
Our existing cash, cash equivalents and short-term investments totaled $713.2 million as of October 27, 2012. Of this amount, approximately 60% was held by our foreign subsidiaries. Under current tax laws and regulations, if these funds are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.

The IRS and other tax authorities regularly examine our income tax returns (see Note 13, “Income Taxes,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K). We believe we have adequate reserves for all open tax years.
Senior Secured Credit Facility. In October 2008, we entered into a credit facility agreement for (i) a five-year $1,100 million term loan facility and (ii) a five-year $125 million revolving credit facility, which includes a $25 million swing line loan sub-facility and a $25 million letter of credit sub-facility (the “Credit Agreement”). The Credit Agreement was subsequently amended in January 2010 and June 2011 to reduce interest rates on the term loan facility, and to provide us with greater operating flexibility, including extending the maturity date of the term loan facility to October 31, 2014 and removing certain restrictions on the repurchase of our shares, provided the consolidated senior secured leverage ratio is under 2.00 (see Note 8, “Borrowings,” of the Notes to Consolidated Financial Statements).
During the fiscal year ended October 27, 2012, we paid $190.0 million to pay in full the term loan facility, $170.7 million of which were voluntary prepayments. We have the following resources available under the Senior Secured Credit Facility to obtain short-term or long-term financing, if we need additional liquidity, as of October 27, 2012 (in thousands):

	Original Amount	October 27, 2012
	Available	Used	Available
Revolving credit facility	$125,000	$—	$125,000
Senior Secured Notes. In January 2010, we issued $300 million in aggregate principal amount of senior secured notes due 2018 (the “2018 Notes”) and $300 million in aggregate principal amount of senior secured notes due 2020 (the “2020 Notes” and together with the 2018 Notes, the “Senior Secured Notes”), see Note 8, “Borrowings,” of the Notes to Consolidated Financial Statements. We used the proceeds to pay down a substantial portion of the outstanding term loan, and retire the convertible subordinated debt due on February 15, 2010, which had been assumed in connection with our acquisition of McData.
Trade Receivables Factoring Facility. We have an agreement with a financial institution to sell certain of our trade receivables from customers with limited, non-credit related, recourse provisions. The sale of receivables eliminates our credit exposure in relation to these receivables. Total trade receivables sold under our factoring facility are summarized as follows (in thousands):

	Fiscal Year Ended
	October 27, 2012	October 29, 2011
Trade receivables sold under factoring agreement	$—	$50,534
Under the terms of the factoring agreement, the total and available amounts of the factoring facility as of October 27, 2012 were $50.0 million.
Covenant Compliance.
Senior Secured Notes covenants. The Senior Secured Notes were issued pursuant to two separate indentures (together, the “Indentures”), among the Company, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. Each of the Indentures contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to:

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
These covenants are subject to a number of other limitations and exceptions set forth in the Indentures. The Company was in compliance with all applicable covenants under the Indentures as of October 27, 2012.

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
Senior Secured Credit Facility covenants. The Senior Secured Credit Facility agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, capital expenditures, prepayment of other indebtedness, redemption or repurchase of subordinated indebtedness, share repurchases, dividends and other distributions. The credit agreement contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a maximum consolidated senior secured leverage ratio, each as defined in the credit agreement and described further below. The credit agreement also includes customary events of default, including cross-defaults on the Company’s material indebtedness and change of control. The Company was in compliance with all applicable covenants as of October 27, 2012.
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
In accordance with the amendment and waiver to the credit agreement, the Company has agreed that it will not permit the consolidated senior secured leverage ratio at any time during any period set forth below to be greater than the ratio set forth below opposite such period:

Four Fiscal Quarters Ending During Period:	Maximum Consolidated Senior Secured Leverage Ratio
October 31, 2010 through October 29, 2011	2.50:1.00
October 30, 2011 through October 27, 2012	2.25:1.00
October 28, 2012 and thereafter	2.00:1.00

Contractual Obligations
The following table summarizes our contractual obligations, including interest expense, and commitments as of October 27, 2012 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual Obligations:
Senior secured notes due 2018 (1)	$404,343	$19,875	$39,750	$39,750	$304,968
Senior secured notes due 2020 (1)	449,531	20,625	41,250	41,250	346,406
Non-cancelable operating leases (2)	82,390	22,471	33,888	19,446	6,585
Non-cancelable capital lease	5,305	2,221	3,084	—	—
Purchase commitments, gross (3)	212,044	212,044	—	—	—
Total contractual obligations	$1,153,613	$277,236	$117,972	$100,446	$657,959
Other Commitments:
Standby letters of credit	$235	n/a	n/a	n/a	n/a
Unrecognized tax benefits and related accrued interest (4)	$121,707	n/a	n/a	n/a	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.

(2)
Amount excludes contractual sublease income of $28.7 million, which consists of $6.7 million to be received in less than one year, $13.8 million to be received in one to three years, and $8.2 million to be received in three to five years.

(3)
Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers. Of this amount, we have accrued $4.3 million for estimated purchase commitments that we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.

(4)	As of October 27, 2012, we had a liability for unrecognized tax benefits of $119.3 million and a net accrual for the payment of related interest and penalties of $2.4 million.
Share Repurchase Program. As of October 27, 2012, our Board of Directors had authorized, since the inception of the program in August 2004, a total of $1.3 billion for the repurchase of our common stock. The purchases may be made, from time to time, in the open market or by privately negotiated transactions and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, our debt covenants, the trading price of our common stock and other factors, including alternative investment opportunities. For the fiscal year ended October 27, 2012, we repurchased 24.3 million shares for an aggregate purchase price of $130.2 million. Approximately $548.2 million remained authorized for future repurchases under this program as of October 27, 2012. We are subject to certain covenants relating to our borrowings that restrict the amount of our Company’s shares that we can repurchase. There is no restriction on the repurchase of our Company’s shares under the terms of our Senior Secured Credit Facility, provided our consolidated senior secured leverage ratio as defined in the credit agreement is under 2.00.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of October 27, 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
We determine VSOE based on our normal pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range. For post-contract customer support, we consider stated renewal rates in determining VSOE.
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
We determine ESP for a product by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. The determination of ESP is made through consultation with and formal approval by our management, taking into consideration the go-to-market strategy. If circumstances related to our estimates for revenue recognition change, our allocation of revenue to each element in a multiple-element arrangement may also change.
Stock-based compensation. We grant stock options for shares in the Company’s common stock, restricted stock units and other types of equity compensation awards to our employees and directors under various equity compensation plans. For additional discussion, see Note 12, “Stock-Based Compensation,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
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
Restructuring costs. We monitor and regularly evaluate our organizational structure and associated operating expenses. Depending on events and circumstances, we may decide to take additional actions to reduce future operating costs as our business requirements evolve. In determining restructuring charges, we analyze our future operating requirements, including the required headcount by business functions and facility space requirements. Our restructuring costs and any resulting accruals involve significant estimates made by management using the best information available at the time the estimates are made. In recording severance accruals, we record a liability when all of the following conditions have been met: employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; the obligation relates to rights that vest or accumulate; payment of the compensation is probable; and the amount can be reasonably estimated. In recording facilities lease loss accruals, we make various assumptions, including the time period over which the facilities are expected to be vacant, expected sublease terms, expected sublease rates, expected future operating costs, and expected future use of the facilities. Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements with terms as favorable as those assumed when arriving at our estimates. We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring accruals, including the various assumptions noted above. If actual results differ significantly from our estimates, we may be required to adjust our restructuring accruals in the future.
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
We use the income approach, the market approach, or a combination thereof, in testing goodwill for impairment for each reporting unit, which we have determined to be at the operating segment level. The reporting units are determined by the components of our operating segments that constitute a business for which both (i) discrete financial information is available and (ii) segment management regularly reviews the operating results of that component. Our four reporting units are: Storage Area Networking (“SAN”) Products; Ethernet Switching & Internet Protocol (“IP”) Routing, which includes Open Systems Interconnection Reference Model (“OSI”) Layer 2-3 products; Application Delivery Products (“ADP”), which includes OSI Layer 4-7 products; and Global Services.
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

Accounting for income taxes. The determination of our tax provision is subject to estimates and judgments due to operations in multiple tax jurisdictions inside and outside the United States. Sales to our international customers are principally taxed at rates that are lower than the United States statutory rates. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the United States and in the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving and expect to receive from international sales. In addition, an increase in the percentage of our total revenue from international customers or in the mix of international revenue among particular tax jurisdictions could change our overall effective tax rate. We intend to reinvest current and remaining accumulated earnings of our foreign subsidiaries for expansion of our business operations outside the United States for an indefinite period of time. These earnings could become subject to United States federal and state income taxes and foreign withholding taxes, as applicable, should they be either deemed or actually remitted from our international subsidiaries to the United States. In addition, we evaluate the expected realization of our deferred tax assets and assess the need for a valuation allowance on a quarterly basis. As of October 27, 2012, our net deferred tax asset balance was $227.7 million. We believe that sufficient positive evidence exists from historical operations and projections of U.S. taxable income in future years to conclude that it is more likely than not that we would realize our deferred tax assets. Historical operations showed that we have cumulative profits for the prior 12 quarters ended October 27, 2012. Accordingly, we only apply a valuation allowance on the deferred tax assets relating to capital loss carryforwards due to limited carryforward periods and the character of such tax attributes. In the event future income by jurisdiction is less than what is currently projected, we may be required to apply a valuation allowance to these deferred tax assets in jurisdictions for which realization is no longer determined to be more likely than not.

On November 6, 2012, subsequent to the end of our fiscal year 2012, California voters approved Proposition 39 which revised certain provisions of the California State Tax Code, requiring mandatory single sales factor apportionment in California for most multi-state taxpayers for tax years beginning on or after January 1, 2013. We currently expect that in fiscal year 2013 and beyond, our income subject to tax in California will be lower than under prior tax law and that our California deferred tax assets are, therefore, less likely to be realized. As a result, during the first quarter of fiscal year 2013, we will record a charge of up to $78 million to reduce our previously recognized California deferred tax assets. This charge will not impact cash tax outlays and conformance to the new California apportionment rules is not expected to have a material impact on our future tax provision.
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
Interest Rate Risk
Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents. Our cash and cash equivalents are primarily maintained at five major financial institutions. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.

The Company did not have any material investments as of October 27, 2012 and October 29, 2011 that are sensitive to changes in interest rates.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to our operations for fiscal year 2012 were the Chinese yuan, the euro, the Japanese yen, the Indian rupee, the British pound, the Singapore dollar and the Swiss franc. As such, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward and option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures.
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
Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. As of October 27, 2012, we held $117.2 million in cash flow derivative instruments. The maximum length of time over which we are hedged as of October 27, 2012 is through October 1, 2013.
We have performed a sensitivity analysis as of October 27, 2012, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect on October 27, 2012. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material foreign exchange loss as of October 27, 2012.
Equity Price Risk
We had no investments in publicly traded equity securities as of October 27, 2012. The aggregate cost of our equity investments in non-publicly traded companies was $7.0 million as of October 27, 2012. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other-than-temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On October 26, 2012, the last business day of our fourth fiscal quarter of 2012, the last reported sale price of our common stock on the NASDAQ Global Select Market was $5.30 per share.

Item 8.	Financial Statements and Supplementary Data
BROCADE COMMUNICATIONS SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Brocade Communications Systems, Inc.:
We have audited the accompanying consolidated balance sheets of Brocade Communications Systems, Inc. and subsidiaries (the Company) as of October 27, 2012 and October 29, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended October 27, 2012. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brocade Communications Systems, Inc. and subsidiaries as of October 27, 2012 and October 29, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended October 27, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 27, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/    KPMG LLP
Santa Clara, California
December 14, 2012

BROCADE COMMUNICATIONS SYSTEMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	October 27, 2012	October 29, 2011	October 30, 2010
	(In thousands, except per share amounts)
Net revenues
Product	$1,890,856	$1,789,814	$1,728,814
Service	346,914	357,628	362,339
Total net revenues	2,237,770	2,147,442	2,091,153
Cost of revenues
Product	689,856	677,196	683,486
Service	164,895	186,712	176,547
Total cost of revenues	854,751	863,908	860,033
Gross margin	1,383,019	1,283,534	1,231,120
Operating expenses:
Research and development	363,090	354,401	354,260
Sales and marketing	608,502	608,513	534,458
General and administrative	74,583	69,506	67,848
Amortization of intangible assets	59,204	60,713	65,623
Restructuring, integration and indemnification costs (recoveries)	(89)	125	1,100
Loss on sale of subsidiary	—	12,756	—
Total operating expenses	1,105,290	1,106,014	1,023,289
Income from operations	277,729	177,520	207,831
Interest income	659	597	763
Other expense, net	(1,473)	(975)	(7,215)
Interest expense	(52,488)	(97,838)	(85,858)
Gain (loss) on sale of investments and property, net	(26)	124	(8,551)
Income before income tax	224,401	79,428	106,970
Income tax expense (benefit)	29,220	28,818	(9,553)
Net income	$195,181	$50,610	$116,523
Net income per share—basic	$0.43	$0.11	$0.26
Net income per share—diluted	$0.41	$0.10	$0.24
Shares used in per share calculation—basic	456,629	474,259	446,996
Shares used in per share calculation—diluted	472,343	497,030	482,741
See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS

	October 27, 2012	October 29, 2011
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$713,226	$414,202
Short-term investments	—	774
Total cash, cash equivalents and short-term investments	713,226	414,976
Accounts receivable, net of allowances for doubtful accounts of $833 and $1,388 at October 27, 2012 and October 29, 2011, respectively	233,139	249,141
Inventories	68,179	74,172
Deferred tax assets	91,539	53,604
Prepaid expenses and other current assets	49,496	52,308
Total current assets	1,155,579	844,201
Property and equipment, net	518,940	532,384
Goodwill	1,624,089	1,630,967
Intangible assets, net	109,265	214,697
Non-current deferred tax assets	136,175	210,028
Other assets	37,213	42,031
Total assets	$3,581,261	$3,474,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$117,350	$109,471
Accrued employee compensation	182,597	118,298
Deferred revenue	216,283	201,421
Current liabilities associated with facilities lease losses	976	1,456
Current portion of long-term debt	1,977	40,539
Other accrued liabilities	91,285	94,802
Total current liabilities	610,468	565,987
Long-term debt, net of current portion	599,203	748,904
Non-current liabilities associated with facilities lease losses	1,606	2,496
Non-current deferred revenue	76,907	69,024
Non-current income tax liability	47,370	63,593
Other non-current liabilities	9,887	10,166
Total liabilities	1,345,441	1,460,170
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 456,913 and 448,022 shares at October 27, 2012 and October 29, 2011, respectively	457	448
Additional paid-in capital	2,009,190	1,984,830
Accumulated other comprehensive loss	(9,864)	(11,996)
Retained earnings	236,037	40,856
Total stockholders’ equity	2,235,820	2,014,138
Total liabilities and stockholders’ equity	$3,581,261	$3,474,308
See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	October 27, 2012	October 29, 2011	October 30, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$195,181	$50,610	$116,523
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits from stock-based compensation	(5,141)	(312)	(2,161)
Depreciation and amortization	192,218	206,352	199,637
Loss on disposal of property and equipment	883	2,325	10,412
Loss on sale of subsidiary	—	12,756	—
Amortization of debt issuance costs and original issue discount	7,788	13,183	21,100
Write-off of debt issuance costs and original issue discount on debt extinguishment	—	25,465	—
Net gains on investments	(179)	(340)	(523)
Provision for doubtful accounts receivable and sales allowances	11,301	9,343	11,811
Non-cash compensation expense	77,169	83,076	101,625
Non-cash facilities lease loss expense	—	—	513
Capitalization of interest cost	—	—	(7,755)
Changes in assets and liabilities:
Restricted cash	—	—	12,502
Accounts receivable	4,701	53,561	(39,248)
Inventories	4,656	1,327	(4,657)
Prepaid expenses and other assets	3,987	(1,688)	13,657
Deferred tax assets	1,256	(2,158)	(1,134)
Accounts payable	7,720	(38,917)	(26,421)
Accrued employee compensation	47,679	216	(100,826)
Deferred revenue	22,744	19,579	15,420
Other accrued liabilities	20,277	20,878	(10,731)
Liabilities associated with facilities lease losses	(1,370)	(6,024)	(11,231)
Net cash provided by operating activities	590,870	449,232	298,513

BROCADE COMMUNICATIONS SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Fiscal Year Ended
	October 27, 2012	October 29, 2011	October 30, 2010
	(In thousands)
Cash flows from investing activities:
Purchases of short-term investments	—	(38)	(53)
Purchases of non-marketable minority equity investments	—	—	(200)
Proceeds from maturities and sale of short-term investments	952	1,604	3,255
Purchases of property and equipment	(72,797)	(96,797)	(201,621)
Proceeds from sale of property	—	—	30,185
Proceeds from sale of subsidiary	35	3,905	—
Net cash used in investing activities	(71,810)	(91,326)	(168,434)
Cash flows from financing activities:
Payment of fees related to the term loan	—	(1,167)	—
Payment of debt issuance costs related to the senior secured notes	—	—	(3,666)
Payment of principal related to the convertible subordinated debt	—	—	(172,500)
Payment of principal related to the term loan	(190,000)	(359,898)	(583,029)
Payment of principal related to capital leases	(1,866)	(1,761)	(1,173)
Common stock repurchases	(130,209)	(210,698)	(25,004)
Proceeds from senior secured notes	—	—	587,968
Proceeds from issuance of common stock	98,791	97,152	81,593
Proceeds from term loan	—	198,950	—
Payment of principal related to the revolving credit facility	—	—	(14,050)
Excess tax benefits from stock-based compensation	5,141	312	2,161
Net cash used in financing activities	(218,143)	(277,110)	(127,700)
Effect of exchange rate fluctuations on cash and cash equivalents	(1,893)	(578)	(2,588)
Net increase (decrease) in cash and cash equivalents	299,024	80,218	(209)
Cash and cash equivalents, beginning of year	414,202	333,984	334,193
Cash and cash equivalents, end of year	713,226	414,202	333,984
Supplemental disclosures of cash flow information:
Cash paid for interest	44,686	56,576	59,549
Cash paid for income taxes	4,999	1,148	8,801
Supplemental schedule of non-cash investing activities:
Note assumed on sale of subsidiary	—	1,218	—
Acquisition of property and equipment through capital leases	—	—	9,716

See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Number of Shares	Amount
	(In thousands)
Balance at October 31, 2009	433,988	$434	$1,901,200	$(5,920)	$(126,277)	$1,769,437
Issuance of common stock	31,757	32	68,900			68,932
Common stock repurchases	(4,454)	(5)	(24,999)			(25,004)
Settlement of stock awards assumed upon acquisition			(1,362)			(1,362)
Tax benefit from employee stock plans			2,161			2,161
Stock-based compensation			101,625			101,625
Change in net unrealized gains on cash flow hedges				5,346		5,346	5,346
Change in cumulative translation adjustments				(2,253)		(2,253)	(2,253)
Net income					116,523	116,523	116,523
Balance at October 30, 2010	461,291	$461	$2,047,525	$(2,827)	$(9,754)	$2,035,405	$119,616
Issuance of common stock	34,735	35	70,119			70,154
Common stock repurchases	(48,004)	(48)	(210,650)			(210,698)
Tax detriment from employee stock plans			(5,240)			(5,240)
Stock-based compensation			83,076			83,076
Change in net unrealized gains on cash flow hedges				(8,275)		(8,275)	(8,275)
Change in cumulative translation adjustments				(894)		(894)	(894)
Net income					50,610	50,610	50,610
Balance at October 29, 2011	448,022	$448	$1,984,830	$(11,996)	$40,856	$2,014,138	$41,441
Issuance of common stock	33,198	33	82,138			82,171
Common stock repurchases	(24,307)	(24)	(130,185)			(130,209)
Tax detriment from employee stock plans			(4,762)			(4,762)
Stock-based compensation			77,169			77,169
Change in net unrealized gains on cash flow hedges				3,965		3,965	3,965
Change in cumulative translation adjustments				(1,833)		(1,833)	(1,833)
Net income					195,181	195,181	195,181
Balance at October 27, 2012	456,913	$457	$2,009,190	$(9,864)	$236,037	$2,235,820	$197,313
See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Brocade Communications Systems, Inc. (“Brocade” or the “Company”) is a leading supplier of networking equipment, including Internet Protocol (“IP”) based Ethernet networking solutions and Storage Area Networking (“SAN”) solutions for businesses and organizations of many types and sizes, including global enterprises, and service providers such as telecommunication firms, cable operators and mobile carriers. Brocade’s products, services and solutions simplify information technology (“IT”) infrastructure, increase resource utilization, ensure availability of mission critical applications, and support key IT services including Internet connectivity, enterprise mobility, virtualization, and cloud computing.
The fiscal year for the Company is the 52 or 53 weeks ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Fiscal years 2012, 2011 and 2010 were 52-week fiscal years. The Company’s next 53-week fiscal year will be fiscal year 2014 and its next 14-week quarter will be in the second quarter of fiscal year 2014.
The Consolidated Financial Statements include the accounts of Brocade and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates in Preparation of Consolidated Financial Statements
The preparation of consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to sales allowances and programs, allowance for doubtful accounts, stock-based compensation, purchase price allocations, warranty obligations, inventory valuation and purchase commitments, restructuring costs, commissions, facilities lease losses, impairment of goodwill and intangible assets, litigation, income taxes and investments. Actual results may differ materially from these estimates.
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
Unrealized holding gains and losses related to the Company’s investments are included as a separate component of accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets, net of any related tax effect. Realized gains and losses are calculated based on the specific identification method and are included in “Other expense, net” on the Consolidated Statements of Operations.
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
From time to time the Company makes equity investments in non-publicly traded companies. These investments are included in “Other assets” on the accompanying Consolidated Balance Sheets and are generally accounted for under the cost method as the Company does not have the ability to exercise significant influence over the respective issuer’s operating and financial policies nor does it have a liquidation preference that is substantive. The Company monitors its investments in non-publicly traded companies for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in “Other expense, net” on the Consolidated Statements of Operations. Factors considered in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition, going concern considerations such as the rate at which the issuer company utilizes cash and the issuer company’s ability to obtain additional private financing to fulfill its stated business plan, the need for changes to the issuer company’s existing business model due to changing business environments and its ability to successfully implement necessary changes, and comparable valuations.

Fair Value of Financial Instruments
The fair value of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate cost because of their short maturities. The fair value of the Company’s investments is primarily determined using quoted market prices for those securities or similar financial instruments.
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

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. An estimated useful life of 3 years is used for computer equipment and 4 to 7 years is used for software based on the nature of the software purchased. Estimated useful lives of up to 4 years are used for engineering and other equipment, 7 years is used for furniture and an estimated useful life of 39 years is used for buildings. Leasehold improvements are amortized using the straight-line method over the shorter of 10 years or the remaining term of the lease.
Interest costs related to major construction projects are capitalized until the asset is ready for service. Capitalized interest is calculated by multiplying the weighted-average interest rate on the Company long-term debt by the qualifying construction costs. Interest capitalized may not exceed gross interest expense for the period. As the qualifying asset is moved to the depreciation and amortization pool, the related capitalized interest is also transferred and is amortized over the useful life of the related asset. Interest cost of $7.8 million was capitalized for the year ended October 30, 2010 specifically the Company campus project. No interest costs were capitalized during the years ended October 27, 2012 and October 29, 2011 since the construction of the Company campus project was completed in the third quarter of fiscal year 2010.
Brocade evaluates long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with Accounting Standards Codification (“ASC”) 360-10 Property, Plant and Equipment. Brocade assesses the fair value of the assets based on the undiscounted future cash flow the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected to result from the disposition of the asset, if any, are less than the carrying value of the asset. When Brocade identifies an impairment, Brocade reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.
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
Litigation Costs
The Company is subject to the possibility of legal actions arising in the ordinary course of business. The Company regularly monitors the status of pending legal actions to evaluate both the magnitude and likelihood of any potential losses. An accrual for these potential losses is made when they are probable and the amount of loss, or possible range of loss, can be reasonably estimated. Legal costs related to such potential losses are expensed as incurred. In addition, recoveries are shown as a reduction in litigation costs in the period in which they are realized.
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

A majority of the Company’s accounts receivable balance is derived from sales to original equipment manufacturer (“OEM”) partners in the computer storage and server industry. As of October 27, 2012, three customers accounted for 16%, 12% and 10% respectively, of total accounts receivable, for a combined total of 38% of total accounts receivable. As of October 29, 2011, two customers accounted for 16% and 14%, respectively, of total accounts receivable, for a combined total of 30% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances, and other allowances.

For the years ended October 27, 2012, October 29, 2011 and October 30, 2010, the same three customers accounted for a combined total of 47% (EMC Corporation (“EMC”) with 16%, Hewlett-Packard Company (“HP”) with 13% and International Business Machines Corporation (“IBM”) with 18%), 43% (EMC with 15%, HP with 13% and IBM with 15%) and 47% (EMC with 16%, HP with 14% and IBM with 17%) of total net revenues, respectively.
The Company currently relies on single and limited sources for multiple key components used in the manufacture of its products. Additionally, the Company relies on multiple contract manufacturers for the production of its products, including Hon Hai Precision Industry Co., Ltd., Accton Wireless Broadband Corporation, Motorola, Inc. and Quanta Computer Incorporated (collectively the contract manufacturers or “CMs”). Although the Company uses standard parts and components for its products where possible, the Company’s CMs currently purchase, on their behalf, several key components used in the manufacture of products from single or limited supplier sources.
Revenue Recognition
Product revenue. Substantially all of the Company’s products are integrated with software that is essential to the functionality of the equipment. Additionally, the Company provides unspecified software upgrades and enhancements related to the equipment through its maintenance contracts for most of its products. Product revenue is generally recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred;

•	The fee is fixed or determinable; and

•	Collectability is reasonably assured.
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
The Company allocates revenue to each element in a multiple-element arrangement based upon their relative selling price. When applying the relative selling price method, the Company determines the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, the Company uses its best estimate of selling price for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.
The Company determines VSOE based on its normal pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range. For post-contract customer support (“PCS”), the Company considers stated renewal rates in determining VSOE.

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
When the Company is unable to establish selling price using VSOE or TPE, the Company uses estimated selling price (“ESP”) in its allocation of the arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. ESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.
The Company determines ESP for a product by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. The determination of ESP is made through consultation with and formal approval by the Company’s management, taking into consideration the go-to-market strategy.
The Company regularly reviews VSOE, TPE and ESP and maintains internal controls over the establishment and updates of these estimates. There was no material impact on revenues during the fiscal year ended October 27, 2012 nor does the Company expect a material impact in the near term from changes in VSOE, TPE or ESP.
Services revenue. Services revenue consists of training and maintenance arrangements, including PCS and other professional services. PCS services are offered under renewable, annual fee-based contracts or as part of multiple-element arrangements, and typically include telephone support and upgrades and enhancements to the Company’s operating system software. Revenue related to PCS elements is deferred and recognized ratably over the contractual period. PCS contracts are typically one to three years in length.
Professional services are offered under hourly or fixed fee-based contracts. Professional services revenue is recognized as services are performed. Training revenue is recognized upon completion of the training.

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
Capitalized Software Development Costs
Eligible software development costs are capitalized upon the establishment of technological feasibility, which is defined as being equivalent to completion of a beta-phase working prototype. Total eligible software development costs have not been material to date.
Costs related to internally developed software and software purchased for internal use, primarily for implementation and upgrade of the Company’s enterprise wide integrated business information system, are capitalized and included in “Property and equipment, net.” These costs are being depreciated over the estimated useful lives of four to seven years based on the nature of the software purchased.
Advertising Costs
The Company expenses all advertising costs as incurred. Advertising costs were $17.7 million, $12.1 million and $7.9 million for the years ended October 27, 2012, October 29, 2011 and October 30, 2010, respectively.

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

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes. For additional discussion, see Note 13, “Income Taxes,” of the Notes to Consolidated Financial Statements.
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
Stock-Based Compensation
The Company accounts for employee equity awards under the fair value method. Accordingly, the Company measures stock-based compensation at the grant date based on the fair value of the award. The fair value of stock options and the Employee Stock Purchase Plan (“ESPP”) is estimated using the Black-Scholes option pricing model. Estimated compensation cost relating to restricted stock units is based on the fair value of the Company’s common stock on the date of the grant. The Company records stock-based compensation expense over the twenty-four month offering period in connection with shares issued under its ESPP. The compensation expense for stock-based awards is reduced by an estimate for forfeitures and is recognized over the expected term of the award under a graded vesting method, except for restricted stock units granted by the Company, which are recognized over the expected term of the award under a straight-line vesting method. For additional discussion, see Note 12, “Stock-Based Compensation,” of the Notes to Consolidated Financial Statements.
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
Recent Accounting Pronouncements or Updates That Are Not Yet Effective
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
In June 2011 and December 2011, the FASB issued updates to ASC 220 Comprehensive Income (“ASC 220”): Presentation of Comprehensive Income. The amendments from these updates will result in more converged guidance on how comprehensive income is presented under U.S. GAAP and International Financial Reporting Standards (“IFRS”). With these updates to ASC 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in these update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those alternatives is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update eliminates that option. The update to ASC 220 should be applied retrospectively and will be adopted by the Company in the first quarter of fiscal year 2013. The Company does not expect the adoption of ASC 220 to have an impact on its financial position, results of operations or cash flows.
3. Goodwill and Intangible Assets
The following table summarizes goodwill activity by reportable segment during the fiscal years ended October 27, 2012 and October 29, 2011 (in thousands):

	SAN Products	IP Networking Products	Global Services	Total
Balance at October 30, 2010
Goodwill	$176,989	$1,356,704	$157,089	$1,690,782
Accumulated impairment losses	—	(45,832)	—	(45,832)
	176,989	1,310,872	157,089	1,644,950
Goodwill disposed (1)	—	—	(1,673)	(1,673)
Tax and other adjustments (2)	(21)	(12,289)	—	(12,310)
Balance at October 29, 2011
Goodwill	176,968	1,344,415	155,416	1,676,799
Accumulated impairment losses	—	(45,832)	—	(45,832)
	176,968	1,298,583	155,416	1,630,967
Tax and other adjustments (2)	(12)	(6,866)	—	(6,878)
Balance at October 27, 2012
Goodwill	176,956	1,337,549	155,416	1,669,921
Accumulated impairment losses	—	(45,832)	—	(45,832)
	$176,956	$1,291,717	$155,416	$1,624,089

(1)	Goodwill disposed relates to sale of Strategic Business Systems, Inc. (“SBS”), a wholly owned subsidiary, see Note 17, “Loss on Sale of Subsidiary,” of the Notes to Consolidated Financial Statements.

(2)	The goodwill adjustments were primarily a result of tax benefit from the exercise of stock awards of acquired companies.
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
The Company’s estimates of revenues and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our regular long-range planning process. The control premium used in market or combined approaches is determined by considering control premiums offered as part of the acquisitions that have occurred in the reporting units’ comparable market segments. Based on the results of the annual goodwill impairment analysis performed during the second fiscal quarter of 2012, the Company determined that no impairment needed to be recorded. During the fiscal year ended October 27, 2012, there were no facts and circumstances that indicated that the fair value of the reporting units may be less than their current carrying amount.
Intangible assets other than goodwill are amortized over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The following tables present details of the Company’s intangible assets (in thousands, except for weighted-average remaining useful life):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
October 27, 2012
Trade name	$10,441	$10,438	$3	0.17
Core/developed technology	337,858	292,083	45,775	1.14
Customer relationships	352,581	289,094	63,487	1.16
Total intangible assets	$700,880	$591,615	$109,265	1.16

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
October 29, 2011
Trade name	$10,441	$10,422	$19	1.17
Core/developed technology	337,858	245,855	92,003	2.04
Customer relationships	352,581	229,906	122,675	2.12
Total intangible assets	$700,880	$486,183	$214,697	2.08
The following table presents the amortization of intangible assets included on the Consolidated Statements of Operations (in thousands):

	Fiscal Year Ended
	October 27, 2012	October 29, 2011	October 30, 2010
Cost of revenues	$46,229	$57,489	$61,249
Operating expenses	$59,204	$60,713	$65,623
Total	$105,433	$118,202	$126,872

The following table presents the estimated future amortization of intangible assets as of October 27, 2012 (in thousands):

Fiscal Year	Estimated Future Amortization
2013	$93,109
2014	16,156
Total	$109,265
4. Liabilities Associated with Facilities Lease Losses
The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary. The following table summarizes the activity related to the facilities lease loss reserve, net of expected sublease income (in thousands):

Lease Loss Reserve
Reserve balance at October 30, 2010	$9,976
Cash payments on facilities leases	(6,024)
Reserve balance at October 29, 2011	3,952
Cash payments on facilities leases	(1,334)
Other adjustments, net	(36)
Reserve balance at October 27, 2012	$2,582
Cash payments for facilities leases related to the above noted facilities lease losses are expected to be paid over the respective lease terms through fiscal year 2017.
5. Balance Sheet Details
The following tables provides details of selected balance sheet items (in thousands):

	October 27, 2012	October 29, 2011
Accounts Receivable:
Accounts receivable	$243,731	$255,540
Allowance for doubtful accounts	(833)	(1,388)
Sales allowances	(9,759)	(5,011)
Total	$233,139	$249,141

	October 27, 2012	October 29, 2011
Inventories:
Raw materials	$24,240	$25,535
Finished goods	43,939	48,637
Total	$68,179	$74,172

	October 27, 2012	October 29, 2011
Property and equipment, net:
Computer equipment	$17,953	$19,310
Software	39,410	35,865
Engineering and other equipment	409,524	357,827
Furniture and fixtures (1)	30,516	29,195
Leasehold improvements	26,306	23,793
Land and building (2)	384,666	384,666
Subtotal	908,375	850,656
Less: Accumulated depreciation and amortization (1), (3)	(389,435)	(318,272)
Total	$518,940	$532,384

	October 27, 2012	October 29, 2011
Other accrued liabilities:
Income taxes payable	$15,079	$12,978
Accrued warranty	14,453	11,298
Inventory purchase commitments	4,271	5,075
Accrued sales programs	24,801	30,651
Accrued interest	12,011	12,829
Others	20,670	21,971
Total	$91,285	$94,802

(1)	Furniture and fixtures and accumulated depreciation and amortization include the following amounts under leases as of October 27, 2012 and October 29, 2011 (in thousands):

	October 27, 2012	October 29, 2011
Cost	$10,613	$10,613
Accumulated depreciation	(3,647)	(2,131)
Total	$6,966	$8,482

(2)
In connection with the purchase of the property located in San Jose, California, the Company obtained a four-year option to purchase a fourth unimproved approximate four acre parcel for a fixed price of approximately $26.0 million as well as a right of first offer to purchase this parcel. The Company elected to not exercise the option and it terminated in November 2011. As of October 27, 2012, the Company retained the right of first offer.

(3)	The following table presents the depreciation of property and equipment included on the Consolidated Statements of Operations (in thousands):

	Fiscal Year Ended
	October 27, 2012	October 29, 2011	October 30, 2010
Depreciation expense	$86,785	$88,150	$72,765
Trade Receivables Factoring Facility
In April 2010, the Company entered into a trade receivables factoring facility with a financial institution to sell certain of its trade receivables from customers with limited, non-credit related, recourse provisions. The sale of receivables eliminates the credit exposure of the Company in relation to these receivables. Under the terms of the factoring agreement, the maximum available amount of the factoring facility outstanding at any one time is $50.0 million, which is subject to change based on the financial institution’s approval. During the fiscal years ended October 27, 2012 and October 29, 2011, none and $50.5 million, respectively, of trade receivables were sold under the terms of the factoring facility. Sales of trade receivables are recorded as a reduction of trade accounts receivable. The discounts on the sale of receivables for the fiscal year ended October 29, 2011 were immaterial and are included in “Other expense, net” on the Consolidated Statement of Operations. Facility administration fees for the fiscal years ended October 27, 2012 and October 29, 2011 were immaterial and are included in “General and administrative expenses” on the Consolidated Statements of Operations.
6. Investments
The following table summarizes the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
October 27, 2012
Corporate bonds	$—	$—	$—	$—
October 29, 2011
Corporate bonds	$774	$—	$—	$774
Net unrealized holding gains or losses on investments, if any, are included in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets.
The carrying value of the Company’s equity investments in non-publicly traded companies at October 27, 2012 and October 29, 2011 was $7.0 million and $7.0 million, respectively.
7. Fair Value Measurements
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing the asset or liability. The Company applies fair value measurements for both financial and nonfinancial assets and liabilities. The Company has no nonfinancial assets and liabilities that are required to be measured at fair value on a recurring basis as of October 27, 2012.
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

Assets and liabilities measured at fair value on a recurring basis as of October 27, 2012 were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of October 27, 2012	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$308,960	$308,960	$—	$—
Derivative assets	2,941	—	2,941	—
Total assets measured at fair value	$311,901	$308,960	$2,941	$—
Liabilities:
Derivative liabilities	$296	$—	$296	$—
Total liabilities measured at fair value	$296	$—	$296	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Consolidated Balance Sheets.
Assets and liabilities measured at fair value on a recurring basis as of October 29, 2011 were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of October 29, 2011	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$138,959	$138,959	$—	$—
Corporate bonds	774	—	774	—
Derivative assets	$1,368	$—	$1,368	$—
Total assets measured at fair value	$141,101	$138,959	$2,142	$—
Liabilities:
Derivative liabilities	$1,790	$—	$1,790	$—
Total liabilities measured at fair value	$1,790	$—	$1,790	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Consolidated Balance Sheets.
The Company uses a midpoint of the highest bid and lowest offering obtained from market makers to value its corporate bonds. The Company uses observable market prices for comparable instruments to value its derivative instruments.
During the fiscal year ended October 27, 2012, the Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.

8. Borrowings
The following table provides details of the Company's long-term debt (in thousands, except percentages):

				October 27, 2012		October 29, 2011
	Maturity	Stated Annual Interest Rate		Amount	Effective Interest Rate	Amount	Effective Interest Rate
Senior Secured Notes:
2018 Notes	2018		6.625%	$300,000	7.05%	$300,000	7.05%
2020 Notes	2020		6.875%	300,000	7.26%	300,000	7.26%
Senior Secured Credit Facility:
Term loan	2014	LIBOR+	2.25%	—	—%	190,000	4.41%
Capital lease obligations	2015		5.80%	4,916	5.80%	6,782	5.80%
Total long-term debt				604,916		796,782
Less:
Unamortized discount				3,736		7,339
Current portion of long-term debt				1,977		40,539
Total long-term debt, net of current portion				$599,203		$748,904
Senior Secured Notes
In January 2010, the Company issued $300 million in aggregate principal amount of senior secured notes due 2018 (the “2018 Notes”) and $300 million in aggregate principal amount of senior secured notes due 2020 (the “2020 Notes" and together with the 2018 Notes, the “senior secured notes”). The senior secured notes bear interest payable semi-annually on January 15 and July 15 of each year. No payments were made towards the principal of the senior secured notes during the fiscal years ended October 27, 2012 and October 29, 2011.
As of October 27, 2012 and October 29, 2011, the fair value of the Company’s senior secured notes was approximately $638 million and $626 million, respectively, estimated based on broker trading prices.
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
These covenants are subject to a number of other limitations and exceptions set forth in the Indentures. Each of the Indentures also includes customary events of default, including cross-defaults to other debt of the Company and its subsidiaries. The Company was in compliance with all applicable covenants of the Indentures as of October 27, 2012 and October 29, 2011.
The Company’s obligations under the senior secured notes are guaranteed by certain of the Company’s domestic subsidiaries, see Note 18, “Guarantor and Non-Guarantor Subsidiaries.”
Senior Secured Credit Facility
In October 2008, the Company entered into a credit facility agreement for (i) a five-year $1,100 million term loan facility and (ii) a five-year $125 million revolving credit facility, which includes a $25 million swing line loan sub-facility and a $25 million letter of credit sub-facility (“Senior Secured Credit Facility”).
The credit facility agreement was subsequently amended in January 2010 and June 2011 to, among other things, (i) increase flexibility under certain financial and other covenants, (ii) permit the Company to issue additional senior indebtedness and additional subordinated indebtedness, (iii) permit the Company to sell its accounts receivable and lease receivables, (iv) reduce interest rates on the term loan facility and extend the maturity date of the term loan facility to October 31, 2014, and (v) remove certain restrictions on the repurchase of the Company’s shares, provided the consolidated senior secured leverage ratio is under 2.00:1.00. In accordance with the applicable accounting guidance for debt modification and extinguishment, the Company expensed $25.5 million of debt issuance costs and original issue discount relating to the portion of the term loan that was extinguished by the June 2011 amendment. This expense was reported within “Interest expense” in the Consolidated Statements of Operations for the fiscal year ended October 29, 2011.
During the fiscal year ended October 27, 2012, the Company paid $190.0 million to pay in full the term loan facility, $170.7 million of which were voluntary prepayments.
The Company believes that the carrying value of its Senior Secured Credit Facility approximated its fair value as the interest rate was based on a floating market rate.
The Company may draw additional proceeds from the revolving credit facility in the future for ongoing working capital and other general corporate purposes. There were no principal amounts outstanding under the revolving credit facility and the full $125 million was available for future borrowing under the revolving credit facility as of October 27, 2012 and October 29, 2011.
The credit agreement contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a maximum consolidated senior secured leverage ratio. The credit agreement also includes customary non-financial covenants (similar in nature to those under the senior secured notes) and customary events of default, including cross-defaults to the Company’s material indebtedness and change of control. The Company was in compliance with all applicable Senior Secured Credit Facility's covenants as of October 27, 2012 and October 29, 2011.

Debt Maturities
As of October 27, 2012, our aggregate debt maturities based on outstanding principal were as follows (in thousands):

Fiscal Year	Principal Balances
2013	$1,977
2014	2,095
2015	844
2016	—
2017	—
Thereafter	600,000
Total	$604,916
9. Commitments and Contingencies
Operating Leases
The Company leases certain facilities and certain equipment under various operating agreements expiring through March 2021. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $0.2 million as security for the leases.
The following table presents the composition of net rent expense included on the Consolidated Statements of Operations (in thousands):

	Fiscal Year Ended
	October 27, 2012	October 29, 2011	October 30, 2010
Rent expense	$25,867	$26,576	$35,781
Less: Sublease income	(6,606)	(5,643)	(4,762)
	$19,261	$20,933	$31,019
Future minimum lease payments under all non-cancelable operating leases as of October 27, 2012, excluding the contractual sublease income of $28.7 million, are as follows (in thousands):

Fiscal Year	Operating Leases
2013	$22,471
2014	18,577
2015	15,311
2016	13,807
2017	5,638
Thereafter	6,585
Total minimum lease payments	$82,389

Capital Lease Obligations
Future minimum lease payments under all non-cancelable capital leases as of October 27, 2012 are as follows (in thousands):

Fiscal Year	Capital Leases
2013	$2,221
2014	2,221
2015	862
2016	—
Total minimum lease payments	5,304
Less: Amount representing interest	(388)
Present value of net minimum lease payments	$4,916
Product Warranties
The Company’s accrued liability for estimated future warranty costs is included in “Other accrued liabilities” in the accompanying Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the fiscal years ended October 27, 2012 and October 29, 2011 (in thousands):

	Accrued Warranty
	Twelve Months Ended
	October 27, 2012	October 29, 2011
Beginning balance	$11,298	$5,980
Liabilities accrued for warranties issued during the period	5,929	8,388
Warranty claims paid and used during the period	(575)	(1,394)
Changes in liability for pre-existing warranties during the period	(2,199)	(1,676)
Ending balance	$14,453	$11,298
In addition, the Company has standard defense and indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product, alone or potentially in combination with others, infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of October 27, 2012, Brocade was not aware of any events or circumstances that have resulted in a material customer contract-related indemnification liability to the Company.
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
As of October 27, 2012, the Company’s aggregate commitment to the CMs for inventory components used in the manufacture of Brocade products was $212.0 million, which the Company expects to utilize during future normal ongoing operations, net of a purchase commitments reserve of $4.3 million. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal ongoing operations within the next twelve months.
Income Taxes
The Company is subject to several ongoing income tax audits. For additional discussion, see Note 13, “Income Taxes,” of the Notes to Consolidated Financial Statements. The Company believes it has adequate reserves for all open tax years.

Legal Proceedings
Stockholder Litigation
In March 2012, a stockholder filed a complaint in Santa Clara County Superior Court captioned Stephen Knee vs. Brocade Communications Systems, Inc., et al. alleging that the proposal in Brocade’s proxy for its 2012 annual meeting of stockholders seeking additional shares for the 2009 Stock Plan pool was misleading and incomplete; the plaintiff claimed the right to enjoin the stockholders’ vote. In early April 2012, the plaintiff filed a motion for preliminary injunction seeking to enjoin the stockholders’ vote on the proposal. Brocade filed an opposition to the plaintiff’s motion for preliminary injunction. On April 10, 2012, the Court held a hearing and issued an order granting the plaintiff’s motion. On April 12, 2012, the Court entered a stipulation and order regarding settlement in which Brocade agreed to postpone the vote on the proposal at least seven days and to issue supplemental disclosures regarding the proposal. The supplemental disclosures were filed with the SEC on April 12, 2012. Brocade’s stockholders approved the proposal on April 20, 2012. On July 26, 2012, the parties signed a Stipulation of Settlement regarding the matter. On August 10, 2012, plaintiff filed a Motion for Preliminary Approval of Settlement. On December 7, 2012, plaintiff filed a Motion for Final Approval of Settlement. On December 13, 2012, the Court issued a tentative ruling to grant the Motion for Final Approval of Settlement.
Intellectual Property Litigation
On June 21, 2005, Enterasys Networks, Inc. (“Enterasys”) filed a lawsuit against Foundry Networks, LLC (formerly Foundry Networks, Inc.) (“Foundry”) (and Extreme Networks, Inc.) in the United States District Court for the District of Massachusetts alleging that certain of Foundry's products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. The Court severed the claims against Extreme from the claims against Foundry for trial, and Enterasys subsequently added Brocade as a defendant. On August 28, 2007, the Court granted Foundry’s motion to stay the case based on petitions that Foundry had filed with the United States Patent and Trademark Office (“USPTO”) in 2007 for reexamination of five of the six Enterasys patents. Two of the patents received final rejections during their respective reexaminations, in which the USPTO held that the claims were invalid. Enterasys filed appeals of those rejections with the USPTO’s Board of Patent Appeals and Interferences in 2009. The USPTO's Board partially affirmed one and partially reversed the other of those two rejections on January 24, 2011, and Enterasys did not appeal further, which ended the proceedings on those two patents. The USPTO has issued reexamination certificates for the remaining three patents undergoing reexamination indicating that the patents were valid over the references that had been submitted. Meanwhile, on May 21, 2010, the Court lifted the stay of the litigation, and Enterasys subsequently dropped from the litigation the two patents it appealed at the USPTO. Accordingly, four patents remain at issue in the litigation. No trial date has been set.
On September 6, 2006, Chrimar Systems, Inc. (“Chrimar”) filed a lawsuit against Foundry (and D-Link Corporation and PowerDsine, Ltd.) in the United States District Court for the Eastern District of Michigan alleging that certain of Foundry’s products infringe Chrimar’s U.S. Patent 5,406,260 and seeking injunctive relief, as well as unspecified damages. Discovery has been completed. On June 1, 2012, Brocade filed its second Supplemental Statement of Material Facts In Support of the Motion for Summary Judgment of Invalidity of Paradigm Claim 17 of the 5,406,260 patent. On August 1, 2012, the Court issued its Memorandum and Order Granting Defendant’s Motion for Summary Judgment of Invalidity and dismissed the case. On August 30, 2012, Chrimar filed a notice of appeal and on November 5, 2012 filed its appeal brief. The appeal is currently pending in the U.S. Court of Appeals for the Federal Circuit, Case No. 2012-1641.
On August 4, 2010, Brocade and Foundry (“Plaintiffs”) filed a lawsuit against A10 Networks, Inc. (“A10”), A10’s founder and other individuals in the United States District Court for the Northern District of California. On October 29, 2010, Plaintiffs filed an amended complaint. In the amended complaint, Brocade alleged that A10 and the individual defendants have misappropriated Plaintiff’s trade secrets, infringed copyrighted works, interfered with existing contracts between the Plaintiffs and their employees, breached contracts, breached their fiduciary duties and duties of loyalty, and that certain of A10’s products infringe 13 of Brocade’s patents. Brocade is seeking injunctive relief, as well as monetary damages. On May 16, 2011, A10 filed an answer and counterclaim alleging that certain of Brocade’s products infringe a patent recently acquired by A10 and seeking injunctive relief, as well as unspecified damages. In addition, A10 filed petitions with the USPTO to have each of 13 of the patents reexamined, in view of prior art that A10 alleges invalidates the patents. The petitions were granted, and reexaminations of the patents are in progress. On January 6, 2012 the Court granted Brocade’s summary judgment motion of non-infringement of the A10 patent. Trial on Brocade’s claims against A10 and the individual defendants commenced on July 16, 2012. On August 6, 2012, the jury found A10 responsible for intellectual property infringement and unfair competition, awarding approximately $112 million to Brocade. On August 7, 2012, A10 issued a press release that reflected a different interpretation of the jury verdict. A10 has stated that it will take appropriate action to set aside the verdict and reverse the award of damages. A10 also stated that it intends to seek judgment in its favor as a matter of law. On August 27, 2012, the Court entered a judgment in favor of Brocade without commenting on the differing interpretations of the jury verdict or any post-trial motions. On November 8, 2012 the Court heard argument on the post-trial motions, and Brocade expects that the Court will issue its decision in the coming months. The outcome of such motions cannot be predicted with any certainty.
On September 9, 2011, A10 filed a lawsuit against Brocade in the United States District Court for the Northern District of California. A10 alleged that certain of Brocade’s products infringed two patents acquired by A10. After Brocade moved to dismiss the complaint, A10 dismissed one of its patents-in-suit, leaving only one patent at issue. In lieu of answering the complaint, Brocade filed a new motion to dismiss the complaint, which was granted. On June 27, 2012, the Court entered a Final Judgment dismissing A10’s action. A10 has appealed the Judgment, and the appeal is pending before the U.S. Court of Appeals for the Federal Circuit.
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
Foreign Currency Exchange Rate Risk
A majority of the Company’s revenue, expense and capital purchasing activities is transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to its operations for the fiscal year ended October 27, 2012 were the Chinese yuan, the euro, the Japanese yen, the Indian rupee, the British pound, the Singapore dollar and the Swiss franc. The Company has established a foreign currency risk management program to protect against the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not always entirely eliminate, the impact of foreign currency exchange rate movements. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward and option contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. Prior to fiscal year 2011, these gains or losses were included in “Other expenses” on the consolidated statements of operations. Beginning in the first fiscal quarter of 2011, these gains or losses are now presented within “Cost of revenues” and “Operating expenses,” to match the underlying exposure to the related hedge results. Prior period amounts are not material and have not been reclassified.
Net gains (losses) relating to the effective portion of foreign currency derivatives recorded in the consolidated statements of operations are as follows (in thousands):

	Fiscal Year Ended October 27, 2012	Fiscal Year Ended October 29, 2011	Fiscal Year Ended October 30, 2010
Cost of revenues	$(1,043)	$882	$—
Research and development	(1,094)	496	—
Sales and marketing	(5,704)	5,498	—
General and Administrative	(510)	416	—
Other expenses	—	—	(5,285)
Total	$(8,351)	$7,292	$(5,285)
The net foreign currency exchange gains and losses recorded as part of “Other expenses” were losses of $1.5 million, $0.6 million and $6.6 million for the fiscal years ended October 27, 2012, October 29, 2011 and October 30, 2010, respectively.
Gross unrealized loss positions are recorded within “Other accrued liabilities” and “Other non-current liabilities,” and gross unrealized gain positions are recorded within “Prepaid expenses and other current assets.” As of October 27, 2012, the Company had gross unrealized loss positions of $0.3 million and gross unrealized gain positions of $2.9 million included in “Other accrued liabilities” and “Prepaid expenses and other current assets,” respectively. Effective cash flow hedges are reported as a component of accumulated other comprehensive loss. Ineffective cash flow hedges are included in the Company’s net income as part of “Other expense, net.” The amount recorded on ineffective cash flow hedges was not significant.
Volume of Derivative Activity
Total gross notional amounts, presented by currency, are as follows (in thousands):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In United States Dollars	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Euro	$43,357	$57,935	$—	$—
British pound	20,499	25,282	—	—
India rupee	16,046	—	—	—
Singapore dollar	12,918	16,136	—	—
Swiss franc	8,575	13,060	—	5,012
Japanese yen	3,776	17,957	12,068	—
Total	$105,171	$130,370	$12,068	$5,012
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
11. Employee Compensation Plans
In April 2009, the stockholders of Brocade approved the Company’s 2009 Stock Plan, 2009 Director Plan and 2009 Employee Stock Purchase Plan (“2009 ESPP”), and such plans are now part of the Company’s equity compensation plans. The Company’s 1999 Stock Plan, 1999 Director Option Plan and 1999 Employee Stock Purchase Plan each expired in March 2009 by their terms.
In April 2012, the stockholders of Brocade approved an amendment and restatement of the Company's 2009 Stock Plan and 2009 ESPP to increase the plans' share reserves by 35.0 million and 30.0 million shares, respectively.
2009 Stock Plan
The 2009 Stock Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares, and other stock or cash awards to employees, directors and consultants. Per the terms of the 2009 Stock Plan, as amended, 83.0 million shares of the Company’s common stock are reserved for issuance under the plan, plus the following:

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
2009 Employee Stock Purchase Plan
The 2009 ESPP permits eligible employees to purchase shares of the Company’s common stock through payroll deductions for up to 15% of qualified compensation during the offering period. The purchase price is 85% of the lesser of the fair market value of the Company’s common stock on (i) the first trading day of the offering period, or (ii) the last day of each six-month purchase period; provided, however, that the purchase price for subsequent offering periods may be determined by the administrator, subject to compliance with the terms of the 2009 ESPP. A total of 65.0 million shares of the Company’s common stock are reserved for issuance under the 2009 ESPP, as amended. The 2009 ESPP is implemented through consecutive, overlapping offering periods of up to approximately twenty-four months. The offering periods generally start with the first trading day on or after June 1 and December 1 each year and end on the last trading day in the periods ending twenty-four months later, unless the fair market value of the Company’s common stock on the last day of a purchase period is lower than the fair market value of the Company’s common stock on the first trading day of the offering period, in which case the offering period will end early, immediately after the purchase period, and a new offering period will commence on or about such date. Each offering period will be divided into four purchase periods of approximately six months in length. Eligible employees may purchase no more than 3,750 shares of the Company’s common stock during each six-month purchase period. As of October 27, 2012, 38.7 million shares were available for issuance under the 2009 ESPP.
Equity Compensation Plans
The Company may grant stock options, restricted stock awards and restricted stock units for shares of the Company’s common stock and other types of equity compensation awards to its employees and directors under the various equity compensation plans described above. In accordance with the terms of the 2009 Stock Plan and the 2009 Director Plan, each award granted with an exercise price that is less than fair market value, which includes all grants of restricted stock awards, restricted stock units, performance shares and performance units, will count against the applicable plan’s share reserve as 1.56 shares for every one share subject to such award. In addition, the exercise price of stock options and stock appreciation rights granted under the 2009 Stock Plan must be at least equal to the fair market value of the Company’s common stock on the date of grant and the exercise price of incentive stock options granted to any participant who owns more than 10% of the total voting power of all classes of the Company’s outstanding stock must be at least 110% of the fair market value of the Company’s common stock on the date of grant.
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
At October 27, 2012, approximately 126.7 million shares were authorized for future issuance under the Company’s equity compensation plans, which include stock options, shares to be issued pursuant to the 2009 ESPP, restricted stock units and other awards, and shares of Brocade common stock that became issuable in connection with the assumption or substitution of Foundry equity awards. A total of 76.0 million shares of common stock were available for grant under the Company’s equity compensation plans as of October 27, 2012. At October 29, 2011, approximately 100.6 million shares were authorized for future issuance under the Company’s equity compensation plans, which include stock options, shares to be issued pursuant to the 2009 ESPP, restricted stock units and other awards, and shares of Brocade common stock that became issuable in connection with the assumption or substitution of Foundry equity awards. A total of 26.5 million shares of common stock were available for grant under the Company’s equity compensation plans as of October 29, 2011. Awards that expire, or are canceled without delivery of shares, generally become available for issuance under the Company’s equity compensation plans.
1999 Nonstatutory Stock Option Plan
In September 1999, the Board of Directors approved the Company’s 1999 NSO Plan. The 1999 NSO Plan provides for the grant of nonstatutory stock options to employees and consultants. A total of 51.4 million shares of the Company’s common stock have been reserved for issuance under the 1999 NSO Plan. As of October 27, 2012, the Company has reserved 5.2 million shares of authorized but unissued shares of common stock for future issuance upon exercise of options under the 1999 NSO Plan.
McDATA Equity Plans
On January 29, 2007, effective upon the consummation of the merger, Brocade assumed the McDATA equity plans. As of October 27, 2012, options to purchase approximately 1.6 million shares of converted common stock, restricted stock and other equity awards remained outstanding under former McDATA equity plans.
Employee 401(k) Plan
The Company sponsors the Brocade Communications Systems, Inc. 401(k) Plan (“401(k) Plan”), which qualifies under Section 401(k) of the Internal Revenue Code and is designed to provide retirement benefits for its eligible employees through tax-deferred salary deductions.
Employees may elect to contribute up to 60% of their eligible compensation to the 401(k) Plan. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Service (“IRS”). The Company matches employee contributions dollar for dollar up to a maximum of $3,000 per calendar year per person. All matching contributions vest immediately. The Company’s matching contributions to the 401(k) Plan totaled $9.1 million, $9.3 million and $8.7 million for the years ended October 27, 2012, October 29, 2011 and October 30, 2010, respectively.
12. Stock-Based Compensation
Equity Compensation Plan Information
The following table summarizes information with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans as of October 27, 2012 (in thousands, except per share amounts):

Plan Category	A Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		B Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	C Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excludes Securities Reflected in Column A)
Equity compensation plans approved by stockholders (1)	23,561	(3)	$5.52	76,048	(4)
Equity compensation plans not approved by stockholders (2)	5,936	(5)	$5.06	—
Total	29,497		$5.43	76,048

(1)	Primarily consist of the 2009 ESPP, the 2009 and 1999 Director Plans and the 2009 and 1999 Stock Plans.

(2)
Consist solely of the 1999 NSO Plan described in Note 11, “Employee Compensation Plans,” of the Notes to Consolidated Financial Statements and Foundry’s 2000 NSO Plan, which was assumed in connection with our acquisition of Foundry.

(3)
Amount excludes purchase rights accrued under the 2009 ESPP. As of October 27, 2012, the 2009 ESPP had a stockholder-approved reserve of 65.0 million shares, of which 38.7 million shares were available for future issuance.

(4)	Amount consists of shares available for future issuance under the 2009 ESPP, the 2009 Director Plan and the 2009 Stock Plan.

(5)
Substantially all shares were granted prior to the fiscal year ended October 25, 2003. Information relating to equity compensation plans is set forth in Note 11, “Employee Compensation Plans,” of the Notes to Consolidated Financial Statements.

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Consolidated Statements of Operations as follows (in thousands):

	Fiscal Year Ended October 27, 2012	Fiscal Year Ended October 29, 2011	Fiscal Year Ended October 30, 2010
Cost of revenues	$15,433	$15,607	$13,552
Research and development	17,952	18,959	27,795
Sales and marketing	33,257	36,068	45,232
General and administrative	10,527	12,442	15,046
Total stock-based compensation	$77,169	$83,076	$101,625
The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Fiscal Year Ended October 27, 2012	Fiscal Year Ended October 29, 2011	Fiscal Year Ended October 30, 2010
Stock options, including variable options	$1,079	$3,483	$12,383
Restricted stock awards and restricted stock units (“RSUs”)	56,791	55,750	55,580
Employee stock purchase plan (“ESPP”)	19,299	23,843	33,662
Total stock-based compensation	$77,169	$83,076	$101,625
The following table presents unrecognized compensation expense, net of estimated forfeitures, of the Company’s equity compensation plans as of October 27, 2012, which is expected to be recognized over the following weighted-average periods, (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$635	0.54
RSUs	$95,152	2.01
ESPP	$16,737	1.11
Stock Options
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

	Fiscal Year Ended
Stock Options	October 27, 2012	October 29, 2011	October 30, 2010
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.1 - 0.8%	0.1 - 0.6%	0.3 - 2.0%
Expected volatility	48.8 - 56.5%	50.3 - 61.9%	49.3 - 53.3%
Expected term (in years)	4.0	4.0	4.0

Compensation expense computed under the fair value method for stock options issued is being amortized under a graded vesting method over the options’ vesting period. A summary of stock option activity under the equity compensation plans for the years ended October 27, 2012, October 29, 2011 and October 30, 2010 is presented as follows:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 31, 2009	89,647	$5.04		3.17	$380,991
Granted	1,920	6.76	$2.89
Exercised	(14,210)	2.95			51,700
Forfeited or expired	(5,691)	13.68
Outstanding at October 30, 2010	71,666	4.82		2.58	146,199
Granted	243	5.47	$2.23
Exercised	(16,814)	3.48			46,047
Forfeited or expired	(4,330)	9.03
Outstanding at October 29, 2011	50,765	4.91		1.98	35,494
Granted	160	5.55	$2.39
Exercised	(16,993)	3.39			36,498
Forfeited or expired	(4,435)	7.34
Outstanding at October 27, 2012	29,497	5.43		1.61	26,077
Vested and expected to vest at October 27, 2012	29,518	$5.42		1.60	$26,076
Exercisable and vested at:
October 27, 2012	28,591	$5.40		1.51	$25,985
From May 1999 through July 2003, the Company granted 98.8 million options subject to variable accounting as the measurement date of the options granted was not certain. As of October 27, 2012, 0.1 million options with a weighted-average exercise price of $4.85 and a weighted-average contractual life of 0.41 years remain outstanding and continue to be accounted for under variable accounting.
Employee Stock Purchase Plan
Under Brocade’s employee stock purchase plans, including the 2009 ESPP and the 1999 Employee Stock Purchase Plan (together, the “Brocade ESPP”), eligible employees can participate and purchase shares semi-annually at the lower of 85% of the fair market value of the Company’s common stock on (i) the first trading day of the offering period, or (ii) the last day of each six-month purchase period. The Brocade ESPP permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. The Company accounts for the Brocade ESPP as a compensatory plan and compensation expense is being amortized under a graded vesting method over the twenty-four month offering period. In addition, the Company accounts for changes in percentage contribution elected by employees, as well as decreases in the Company’s common stock price on the last day of each six-month purchase period as compared to the common stock price on the first trading day of the offering period, by applying modification accounting which results in an increase in compensation expense during the period of modification.
The fair value of the option component of Brocade ESPP shares was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Fiscal Year Ended
Employee Stock Purchase Plan	October 27, 2012	October 29, 2011	October 30, 2010
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.2%	0.6%	0.6%
Expected volatility	52.5%	65.5%	67.8%
Expected term (in years)	1.5	1.1	1.5

Restricted Stock Units
A summary of the changes in restricted stock units outstanding under Brocade’s equity compensation plans during the years ended October 27, 2012, October 29, 2011 and October 30, 2010 is presented as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested at October 31, 2009	32,693	$4.37
Granted	10,801	5.84
Vested	(12,753)	5.26
Forfeited	(2,570)	6.74
Nonvested at October 30, 2010	28,171	4.32
Granted	12,754	5.68
Vested	(13,434)	5.82
Forfeited	(4,010)	6.37
Nonvested at October 29, 2011	23,481	3.85
Granted	11,166	4.97
Vested	(9,597)	4.82
Forfeited	(3,054)	5.92
Nonvested at October 27, 2012	21,996	3.71
Vested and expected to vest at October 27, 2012	20,277	$3.71
Typically, vesting of restricted stock units occurs over one to four years and is subject to the employee’s continuing service to Brocade.
The aggregate intrinsic value of restricted stock units outstanding at October 27, 2012, October 29, 2011 and October 30, 2010 was $106.1 million, $105.9 million and $178.9 million, respectively.
13. Income Taxes
The domestic and international components of income (loss) before provision for (benefit from) income taxes for the years ended October 27, 2012, October 29, 2011 and October 30, 2010 are presented as follows (in thousands):

	Fiscal Year Ended
	October 27, 2012	October 29, 2011 (1)	October 30, 2010
United States	$115,736	$(42,118)	$36,015
International	108,665	121,546	70,955
Total	$224,401	$79,428	$106,970

(1)	Excludes the impact of repatriation of $200 million from offshore operations to the United States.

The income tax provision (benefit) for the years ended October 27, 2012, October 29, 2011 and October 30, 2010 consisted of the following (in thousands):

	Fiscal Year Ended
	October 27, 2012	October 29, 2011	October 30, 2010
U.S. federal taxes:
Current	$(11,750)	$774	$(30,768)
Deferred	33,981	28,111	19,390
Total U.S. federal taxes	22,231	28,885	(11,378)
State taxes:
Current	613	1,250	4,282
Deferred	(2,412)	(9,187)	(10,506)
Total state taxes	(1,799)	(7,937)	(6,224)
Non-U.S. taxes:
Current	8,770	7,854	8,964
Deferred	18	16	(915)
Total non-U.S. taxes	8,788	7,870	8,049
Total	$29,220	$28,818	$(9,553)
The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate for the years ended October 27, 2012, October 29, 2011 and October 30, 2010 consisted of the following:

	Fiscal Year Ended
	October 27, 2012	October 29, 2011	October 30, 2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	3.8	3.3	4.0
Foreign income taxed at other than U.S. rates	(17.7)	(48.2)	(32.6)
Stock-based compensation	3.5	11.8	12.6
Research and development credit	(3.5)	(17.6)	(10.4)
Permanent items	0.3	1.2	0.9
Change in liabilities for uncertain tax positions	(6.5)	2.5	(29.0)
Repatriation from offshore operations	—	62.6	—
Audit settlement and reinstated tax credit	(2.9)	(11.7)	10.2
Other	1.0	(2.6)	0.4
Effective tax rate	13.0%	36.3%	(8.9)%

The effective tax rate in fiscal year 2012 is lower than the 35% U.S. federal statutory rate primarily due to earnings in our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. Earnings of our subsidiaries outside of the U.S. primarily relate to our European and Asia Pacific businesses, which are headquartered in Switzerland. In the fourth fiscal quarter of 2011, we repatriated $200 million from our offshore operations, with which we repurchased approximately 46.5 million shares of our Company’s stock. The Company recorded tax expense of $49.7 million related to this one-time cash repatriation to fund the stock repurchase program. As of October 27, 2012, U.S. federal income taxes and foreign withholding taxes were not provided for on an estimated cumulative total of $370.5 million of undistributed earnings of the Company’s foreign subsidiaries. The Company intends to reinvest current and accumulated earnings of its foreign subsidiaries for expansion of its business operations outside the United States for an indefinite period of time. Our existing cash, cash equivalents and short-term investments totaled $713.2 million as of October 27, 2012. Of this amount, approximately 60% was held by our foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company could be subject to additional U.S. income taxes, net of foreign tax credits, and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

The components of deferred tax assets and deferred tax liabilities for the years ended October 27, 2012 and October 29, 2011 are presented as follows (in thousands):

	October 27, 2012	October 29, 2011
Net operating loss carry forwards	$63,750	$132,765
Stock-based compensation expense	22,582	28,886
Tax credit carry forwards	145,688	141,209
Reserves and accruals	94,755	104,135
Capitalized research and development expenditures	3,232	8,475
Net unrealized losses on investments	468	330
Gross deferred tax assets	330,475	415,800
Less: Valuation allowance	(22,269)	(22,566)
Total deferred tax assets	308,206	393,234
Acquired intangibles and goodwill	(50,266)	(92,481)
Fixed assets	(28,110)	(34,992)
Other	(2,116)	(2,129)
Total deferred tax liabilities	(80,492)	(129,602)
Total net deferred tax assets	$227,714	$263,632
As of October 27, 2012, the Company believed that sufficient positive evidence existed from historical operations and projections of taxable income in future years to conclude that it was more likely than not that the Company will realize its deferred tax assets. Accordingly, the Company applied a valuation allowance only on the deferred tax assets relating to capital loss carryforwards, due to limited carryforward periods and the character of such tax attributes.
On November 6, 2012, California voters approved California Proposition 39. Proposition 39 affects future California state income tax apportionment that may have a significant negative impact on the Company’s ability to realize certain California deferred tax assets. See Note 19, “Subsequent Events,” of the Notes to Consolidated Financial Statements for more detail about the effect on the Company's financial statements.
As of October 27, 2012, the Company had federal net operating loss carryforwards of $603.1 million, California state net operating loss carryforwards of $71.4 million and other significant state net operating loss carryforwards of approximately $165.5 million. Additionally, the Company had $127.2 million of federal tax credits and $149.8 million of state tax credits. The federal net operating loss and other tax credit carryforwards expire on various dates between fiscal year 2013 through 2032. The state net operating loss and credit carryforwards expire on various dates between fiscal year 2013 through 2032. Under the current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by statute or upon the occurrence of certain events, including significant changes in ownership interests.
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

A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits, excluding accrued net interest and penalties, is as follows (in thousands):

	October 27, 2012	October 29, 2011
Unrecognized tax benefits, beginning balance	$149,430	$136,812
Gross increases for tax positions taken in prior periods	797	9,066
Gross decreases for tax positions taken in prior periods	(26,001)	(1,730)
Gross increases for tax positions taken in current period	6,633	9,601
Changes due to settlements with taxing authorities	(6,771)	(1,051)
Reductions resulting from lapses of statutes of limitations	(4,835)	(3,268)
Unrecognized tax benefits, ending balance	$119,253	$149,430
As of October 27, 2012, the Company had net unrecognized tax benefits of $105.2 million, all of which, if recognized, would result in a reduction of the Company’s effective tax rate.
In general, the Company’s provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense and adjustments to unrecognized tax benefits.
For the fiscal year ended October 27, 2012, the Company recorded an income tax expense of $29.2 million. The tax reported was impacted by the effect of a decrease in benefit from the federal research and development tax credit which expired on December 31, 2011, offset by discrete benefits from reserve releases of settled tax audits, and the expiration of certain statutes of limitations.
For the fiscal year ended October 29, 2011, the Company recorded an income tax expense of $28.8 million. The tax reported was primarily as a result of cash repatriated from our foreign subsidiary and foreign tax expenses, offset by discrete benefits from the retroactive reinstatement of the federal research and development tax credit provision, reserve releases of settled tax audits, and the expiration of certain statutes of limitations.
The Internal Revenue Service (“IRS”) and other tax authorities regularly examine the Company’s income tax returns. The IRS is currently examining fiscal years 2009 and 2010. In addition, the IRS has also examined the Company’s income tax returns for fiscal years 2007 and 2008, and in May 2011, the Company received the IRS Revenue Agent’s Report. The IRS is contesting the Company’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries. The IRS’ proposed adjustment would offset approximately $317.4 million of the Company’s net operating loss carryforwards. The Company has filed a protest to appeal the amount of proposed adjustments in the Revenue Agent’s Report with the Appeals Office of the IRS. The Company believes it has sufficient reserves recorded for the ultimate settlement amount on this issue. Furthermore, the Company is in negotiations with foreign tax authorities to obtain correlative relief on transfer pricing adjustments settled with the IRS. We believe that our reserves for unrecognized tax benefits are adequate for all open tax years. The timing of the resolution of income tax examinations, as well as the amounts and timing of related settlements, is highly uncertain. The Company believes that before the end of fiscal year 2013, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. As such, after we reach settlement with the tax authorities, we expect to record a corresponding adjustment to our unrecognized tax benefits. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential decreases in underlying uncertain tax positions is between $0 and $24 million in the next twelve months.
The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the fiscal year ended October 27, 2012, the Company expensed $0.5 million for net interest and penalties related to income tax liabilities through income tax expense. The total net interest and penalties accrued as of October 27, 2012 was $2.4 million. During the year ended October 29, 2011, the Company expensed $0.4 million for net interest and penalties related to income tax liabilities through income tax expense. The total net interest and penalties accrued as of October 29, 2011 was $3.4 million.
Of the total tax benefits (detriments) resulting from the exercise of employee stock options and employee participation in the Company’s equity compensation plans, the amounts recorded to stockholders’ equity were approximately $(4.8) million in fiscal year 2012, $(5.2) million in fiscal year 2011 and $2.2 million in fiscal year 2010.

14. Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Currently, the CODM is the Chief Executive Officer.
Brocade is organized into four operating segments, of which two are individually reportable segments: Storage Area Networking (“SAN”) Products, formerly referred to as Data Storage Products, and Global Services. The other two operating segments, Ethernet Switching & Internet Protocol (“IP”) Routing and Application Delivery Products (“ADP”), combine to form a third reportable segment: IP Networking Products, formerly referred to as Ethernet Products. These segments are organized principally by product category. The types of products and services from which each reportable segment derives its revenues are as follows:

•
SAN Products include infrastructure products and solutions that assist customers in the development and delivery of storage and server consolidation, disaster recovery and data security, and in meeting compliance issues regarding data management. These products are used to build storage area networks and are generally used in conjunction with servers and storage subsystems, SAN interconnection components such as host bus adapters (“HBAs”), and server and storage management software applications and tools. Brocade’s family of Fibre Channel (“FC”) SAN backbones, directors, fabric and embedded switches provide interconnections, bandwidth and high-speed routing of data between servers and storage devices. Switches and directors support applications such as data backup, remote mirroring and high-availability clustering, as well as high-volume transaction processing applications such as enterprise resource planning and data warehousing. Brocade’s storage networking products also include HBAs, which connect host computers to a FC network. Additionally, Brocade offers a variety of fabric extension, switching and routing solutions;

•
IP Networking Products include Open Systems Interconnection Reference Model (“OSI”) Layer 2 and Layer 3 switches and routers that are designed to connect users in an enterprise network, enabling network connectivity such as access to the Internet, network-based communications, and collaboration through unified messaging applications and mobility. Brocade also offers converged network products, and a portfolio of platforms designed for service provider environments as well as carrier Ethernet products. Additionally, the Company offers OSI Layer 4—7 solutions that are designed for application traffic management and server load balancing; and

•	Global Services include break/fix maintenance, installation, consulting, network management and software maintenance and customer support revenue.
Financial decisions and the allocation of resources are based on the information from the Company’s internal management reporting system. At this point in time, the Company does not track all of its assets by operating segments. The majority of the Company’s assets as of October 27, 2012, October 29, 2011 and October 30, 2010 were attributable to its United States operations.
Summarized financial information by reportable segment for the years ended October 27, 2012, October 29, 2011 and October 30, 2010, based on the internal management reporting system, is as follows (in thousands):

	SAN Products	IP Networking Products	Global Services	Total
Fiscal Year Ended October 27, 2012
Net revenues	$1,356,099	$534,757	$346,914	$2,237,770
Cost of revenues	362,608	327,248	164,895	854,751
Gross margin	$993,491	$207,509	$182,019	$1,383,019
Fiscal Year Ended October 29, 2011
Net revenues	$1,237,994	$551,820	$357,628	$2,147,442
Cost of revenues	356,013	321,183	186,712	863,908
Gross margin	$881,981	$230,637	$170,916	$1,283,534
Fiscal Year Ended October 30, 2010
Net revenues	$1,240,626	$488,188	$362,339	$2,091,153
Cost of revenues	394,506	288,980	176,547	860,033
Gross margin	$846,120	$199,208	$185,792	$1,231,120

Revenues are attributed to geographic areas based on where the Company’s products are shipped. Geographic revenue and property and equipment information for the years ended October 27, 2012, October 29, 2011 and October 30, 2010 is presented below (in thousands):

	Fiscal Year Ended
	October 27, 2012	October 29, 2011	October 30, 2010
Net revenues:
United States	$1,414,390	$1,313,302	$1,338,262
International
Europe, the Middle East and Africa (1)	493,979	502,999	482,707
Asia Pacific	186,244	212,636	173,243
Japan	99,887	75,542	58,914
Canada, Central and South America	43,270	42,963	38,027
Total international net revenues	823,380	834,140	752,891
Total net revenues	$2,237,770	$2,147,442	$2,091,153

(1)	Includes net revenues of $259.2 million, $257.5 million and $254.4 million for the years ended October 27, 2012, October 29, 2011 and October 30, 2010, respectively, relating to the Netherlands.

	Fiscal Year Ended
	October 27, 2012	October 29, 2011	October 30, 2010
Property and equipment, net:
United States	$500,744	$515,940	$524,287
International	18,196	16,444	14,830
Total Property and equipment, net	$518,940	$532,384	$539,117

15. Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Fiscal Year Ended
	October 27, 2012	October 29, 2011	October 30, 2010
Basic net income per share
Net income	$195,181	$50,610	$116,523
Weighted-average shares used in computing basic net income per share	456,629	474,259	446,996
Basic net income per share	$0.43	$0.11	$0.26
Diluted net income per share
Net income	$195,181	$50,610	$116,523
Weighted-average shares used in computing basic net income per share	456,629	474,259	446,996
Dilutive potential common shares in the form of stock options	7,846	13,654	22,083
Dilutive potential common shares in the form of other share based awards	7,868	9,117	13,662
Weighted-average shares used in computing diluted net income per share	472,343	497,030	482,741
Diluted net income per share	$0.41	$0.10	$0.24
Antidilutive potential common shares from: (1)
Stock options	16,402	21,905	21,217
Other share based awards	570	3,075	700
Convertible subordinated debt	—	—	3,552

(1)	These potential common shares were excluded from diluted net income per share calculation because their effect would have been anti-dilutive.
16. Sale-Leaseback Transaction
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
17. Loss on Sale of Subsidiary
In August 2011, the Company committed to a plan to exit a portion of its Global Services business through the sale of SBS, its wholly-owned subsidiary and signed a Stock Purchase Agreement to sell SBS to investors led by the former Managing Director of SBS. The sale was completed in September 2011 to enable the Company’s Global Services organization to focus on the execution of strategic and core offerings such as support and service for the Company’s products as well as professional consulting.
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

The following is the consolidated balance sheet as of October 27, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash, cash equivalents and short-term investments	$284,466	$680	$428,080	$—	$713,226
Accounts receivable, net	150,367	(1,847)	84,619	—	233,139
Inventories	55,084	—	13,095	—	68,179
Intercompany receivables	—	478,133	—	(478,133)	—
Other current assets	124,690	514	15,606	225	141,035
Total current assets	614,607	477,480	541,400	(477,908)	1,155,579
Property and equipment, net	500,530	213	18,197	—	518,940
Investment in subsidiaries	871,157	—	—	(871,157)	—
Other non-current assets	1,814,729	90,766	1,247	—	1,906,742
Total assets	$3,801,023	$568,459	$560,844	$(1,349,065)	$3,581,261
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$92,661	$—	$24,689	$—	$117,350
Current portion of long-term debt	2,226	(249)	—	—	1,977
Intercompany payables	434,981	—	43,152	(478,133)	—
Other current liabilities	346,959	7,628	136,329	225	491,141
Total current liabilities	876,827	7,379	204,170	(477,908)	610,468
Long-term debt, net of current portion	599,203	—	—	—	599,203
Other non-current liabilities	89,173	2,429	44,168	—	135,770
Total liabilities	1,565,203	9,808	248,338	(477,908)	1,345,441
Total stockholders’ equity	2,235,820	558,651	312,506	(871,157)	2,235,820
Total liabilities and stockholders’ equity	$3,801,023	$568,459	$560,844	$(1,349,065)	$3,581,261

The following is the consolidated balance sheet as of October 29, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash, cash equivalents and short-term investments	$101,367	$2,301	$311,308	$—	$414,976
Accounts receivable, net	157,839	(2,149)	93,451	—	249,141
Inventories	50,000	—	24,172	—	74,172
Intercompany receivables	—	446,455	—	(446,455)	—
Other current assets	87,495	805	15,609	2,003	105,912
Total current assets	396,701	447,412	444,540	(444,452)	844,201
Property and equipment, net	460,347	55,594	16,443	—	532,384
Investment in subsidiaries	1,285,356	—	—	(1,285,356)	—
Other non-current assets	1,506,086	590,318	1,319	—	2,097,723
Total assets	$3,648,490	$1,093,324	$462,302	$(1,729,808)	$3,474,308
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$85,700	$376	$23,395	$—	$109,471
Current portion of long-term debt	40,539	—	—	—	40,539
Intercompany payables	377,228	—	69,227	(446,455)	—
Other current liabilities	276,982	17,261	119,731	2,003	415,977
Total current liabilities	780,449	17,637	212,353	(444,452)	565,987
Long-term debt, net of current portion	748,904	—	—	—	748,904
Other non-current liabilities	104,999	580	39,700	—	145,279
Total liabilities	1,634,352	18,217	252,053	(444,452)	1,460,170
Total stockholders’ equity	2,014,138	1,075,107	210,249	(1,285,356)	2,014,138
Total liabilities and stockholders’ equity	$3,648,490	$1,093,324	$462,302	$(1,729,808)	$3,474,308

The following is the consolidated statement of operations for the fiscal year ended October 27, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$1,409,705	$4,685	$823,380	$—	$2,237,770
Intercompany revenues	44,152	—	21,709	(65,861)	—
Total net revenues	1,453,857	4,685	845,089	(65,861)	2,237,770
Cost of revenues	559,835	49,935	234,889	10,092	854,751
Intercompany cost of revenues	(35,070)	—	100,931	(65,861)	—
Total cost of revenues	524,765	49,935	335,820	(55,769)	854,751
Gross margin (loss)	929,092	(45,250)	509,269	(10,092)	1,383,019
Operating expenses	827,318	56,838	231,226	(10,092)	1,105,290
Intercompany operating expenses (income)	(138,197)	(27,319)	165,516	—	—
Total operating expenses	689,121	29,519	396,742	(10,092)	1,105,290
Income (loss) from operations	239,971	(74,769)	112,527	—	277,729
Other income (expense)	(49,470)	4	(3,862)	—	(53,328)
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	190,501	(74,765)	108,665	—	224,401
Income tax expense	20,432	—	8,788	—	29,220
Equity in net earnings (losses) of subsidiaries	25,112	—	—	(25,112)	—
Net income (loss)	$195,181	$(74,765)	$99,877	$(25,112)	$195,181

The following is the consolidated statement of operations for the fiscal year ended October 29, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$1,285,732	$27,569	$834,141	$—	$2,147,442
Intercompany revenues	88,063	1,753	35,980	(125,796)	—
Total net revenues	1,373,795	29,322	870,121	(125,796)	2,147,442
Cost of revenues	531,162	85,540	233,448	13,758	863,908
Intercompany cost of revenues	(2,263)	—	128,059	(125,796)	—
Total cost of revenues	528,899	85,540	361,507	(112,038)	863,908
Gross margin (loss)	844,896	(56,218)	508,614	(13,758)	1,283,534
Operating expenses	821,018	76,645	222,109	(13,758)	1,106,014
Intercompany operating expenses (income)	(138,789)	(25,694)	164,483	—	—
Total operating expenses	682,229	50,951	386,592	(13,758)	1,106,014
Income (loss) from operations	162,667	(107,169)	122,022	—	177,520
Other income (expense)	109,902	(7,518)	(200,476)	—	(98,092)
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	272,569	(114,687)	(78,454)	—	79,428
Income tax expense	22,115	46	6,657	—	28,818
Equity in net earnings (losses) of subsidiaries	(199,844)	—	—	199,844	—
Net income (loss)	$50,610	$(114,733)	$(85,111)	$199,844	$50,610

The following is the consolidated statement of operations for fiscal year ended October 30, 2010 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$1,287,646	$50,731	$752,776	$—	$2,091,153
Intercompany revenues	102,178	13,954	25,464	(141,596)	—
Total net revenues	1,389,824	64,685	778,240	(141,596)	2,091,153
Cost of revenues	529,641	112,477	214,024	3,891	860,033
Intercompany cost of revenues	40,588	—	101,008	(141,596)	—
Total cost of revenues	570,229	112,477	315,032	(137,705)	860,033
Gross margin (loss)	819,595	(47,792)	463,208	(3,891)	1,231,120
Operating expenses	783,968	63,855	179,357	(3,891)	1,023,289
Intercompany operating expenses (income)	(167,746)	(30,349)	198,095	—	—
Total operating expenses	616,222	33,506	377,452	(3,891)	1,023,289
Income (loss) from operations	203,373	(81,298)	85,756	—	207,831
Other expense	(80,276)	(1,628)	(18,957)	—	(100,861)
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	123,097	(82,926)	66,799	—	106,970
Income tax expense (benefit)	(20,672)	1,266	9,853	—	(9,553)
Equity in net earnings (losses) of subsidiaries	(27,246)	—	—	27,246	—
Net income (loss)	$116,523	$(84,192)	$56,946	27,246	$116,523

The following is the consolidated statement of cash flows for the fiscal year ended October 27, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$464,097	$(1,799)	$128,572	$—	$590,870
Cash flows from investing activities:
Proceeds from sale of subsidiary	35	—	—	—	35
Proceeds from maturities and sale of short-term investments	—	952	—	—	952
Purchases of property and equipment	(62,791)	—	(10,006)	—	(72,797)
Net cash provided by (used in) investing activities	(62,756)	952	(10,006)	—	(71,810)
Cash flows from financing activities:
Payment of principal related to the term loan	(190,000)	—	—	—	(190,000)
Payment of principal related to capital leases	(1,866)	—	—	—	(1,866)
Common stock repurchases	(130,209)	—	—	—	(130,209)
Proceeds from issuance of common stock	98,791	—	—	—	98,791
Excess tax benefits from stock-based compensation	5,042	—	99	—	5,141
Net cash provided by (used in) financing activities	(218,242)	—	99	—	(218,143)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(1,893)	—	(1,893)
Net increase (decrease) in cash and cash equivalents	183,099	(847)	116,772	—	299,024
Cash and cash equivalents, beginning of period	101,367	1,527	311,308	—	414,202
Cash and cash equivalents, end of period	$284,466	$680	$428,080	$—	$713,226

The following is the consolidated statement of cash flows for the fiscal year ended October 29, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided (used) by operating activities	$436,714	$(5,852)	$18,370	$—	$449,232
Cash flows from investing activities:
Purchases of short-term investments	—	(38)	—	—	(38)
Proceeds from maturities and sale of short-term investments	—	1,604	—	—	1,604
Purchases of property and equipment	(86,447)	(33)	(10,317)	—	(96,797)
Proceeds from sale of subsidiary	4,966	(1,061)	—	—	3,905
Net cash provided by (used in) investing activities	(81,481)	472	(10,317)	—	(91,326)
Cash flows from financing activities:
Payment of principal related to the term loan	(359,898)	—	—	—	(359,898)
Payment of fees related to the term loan	(1,167)	—	—	—	(1,167)
Proceeds from term loan	198,950	—	—	—	198,950
Payment of principal related to capital leases	(1,761)	—	—	—	(1,761)
Common stock repurchases	(210,698)	—	—	—	(210,698)
Proceeds from issuance of common stock	97,152	—	—	—	97,152
Excess tax benefits from stock-based compensation	101	—	211	—	312
Net cash provided by (used in) financing activities	(277,321)	—	211	—	(277,110)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(578)	—	(578)
Net increase (decrease) in cash and cash equivalents	77,912	(5,380)	7,686	—	80,218
Cash and cash equivalents, beginning of period	23,455	6,907	303,622	—	333,984
Cash and cash equivalents, end of period	$101,367	$1,527	$311,308	$—	$414,202

The following is the consolidated statement of cash flows for the fiscal year ended October 30, 2010 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$71,094	$169,986	$57,433	$—	$298,513
Cash flows from investing activities:
Purchases of short-term investments	—	(53)	—	—	(53)
Purchases of non-marketable minority equity investments	(200)	—	—	—	(200)
Proceeds from maturities and sale of short-term investments	—	3,255	—	—	3,255
Proceeds from sale of property	30,185	—	—	—	30,185
Purchases of property and equipment	(196,193)	471	(5,899)	—	(201,621)
Net cash provided by (used in) investing activities	(166,208)	3,673	(5,899)	—	(168,434)
Cash flows from financing activities:
Payment of debt issuance costs related to the senior secured notes	(3,666)	—	—	—	(3,666)
Payment of principal related to the revolving credit facility	(14,050)	—	—	—	(14,050)
Payment of principal related to the convertible subordinated debt	—	(172,500)	—	—	(172,500)
Payment of principal related to the term loan	(583,029)	—	—	—	(583,029)
Payment of principal related to capital leases	(1,173)	—	—	—	(1,173)
Common stock repurchases	(25,004)	—	—	—	(25,004)
Proceeds from senior secured notes	587,968	—	—	—	587,968
Proceeds from issuance of common stock	81,593	—	—	—	81,593
Excess tax benefits from stock-based compensation	1,420	—	741	—	2,161
Net cash provided by (used in) financing activities	44,059	(172,500)	741	—	(127,700)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(2,588)	—	(2,588)
Net increase (decrease) in cash and cash equivalents	(51,055)	1,159	49,687	—	(209)
Cash and cash equivalents, beginning of period	74,510	5,748	253,935	—	334,193
Cash and cash equivalents, end of period	$23,455	$6,907	$303,622	$—	$333,984

19. Subsequent Events
On November 6, 2012, California voters approved California Proposition 39 which revised certain provisions of the California State Tax Code, requiring mandatory single sales factor apportionment in California for most multi-state taxpayers for tax years beginning on or after January 1, 2013. Brocade currently expects that in fiscal year 2013 and beyond, Brocade's income subject to tax in California will be lower than under prior tax law and that Brocade's California deferred tax assets are, therefore, less likely to be realized. As a result, during the first quarter of fiscal year 2013, Brocade will record a charge of up to $78.0 million to reduce its previously recognized California deferred tax assets. This charge will not impact cash tax outlays and conformance to the new California apportionment rules is not expected to have a material impact on Brocade's future tax provision.
On November 9, 2012, Brocade paid $45.0 million and completed its acquisition of Vyatta Inc. (“Vyatta”), the developer of software-based network operating system that is relevant for multiple applications in network virtualization, software-defined networking (“SDN”) and private/public cloud computing platforms, which became a wholly owned subsidiary of Brocade. This acquisition complements Brocade investments in Ethernet fabrics and SDN, and enables Brocade to pursue new market opportunities in data center virtualization, public cloud, enterprise virtual private cloud, and managed services. Due to the limited time since the acquisition date, the initial accounting and purchase price allocation for this acquisition is incomplete as of December 14, 2012. Brocade does not consider the acquisition of Vyatta to be material to its results of operations and is therefore not presenting pro-forma financial information of combined operations.

BROCADE COMMUNICATIONS SYSTEMS, INC. QUARTERLY SUMMARY (Unaudited)

	Three Months Ended
	October 27, 2012	July 28, 2012	April 28, 2012	January 28, 2012	October 29, 2011	July 30, 2011	April 30, 2011	January 29, 2011
	(In thousands, except per share and stock price amounts)
Quarterly Data:
Net revenues	$578,357	$555,332	$543,439	$560,642	$550,472	$502,850	$548,364	$545,756
Gross margin	$360,690	$340,478	$337,082	$344,769	$327,515	$306,527	$328,609	$320,883
Income from operations	$86,320	$70,221	$51,769	$69,419	$54,697	$34,222	$46,197	$42,404
Net income (loss)	$54,001	$43,300	$39,296	$58,584	$(4,324)	$1,937	$26,079	$26,918
Per share amounts:
Basic	$0.12	$0.09	$0.09	$0.13	$(0.01)	$—	$0.06	$0.06
Diluted	$0.11	$0.09	$0.08	$0.12	$(0.01)	$—	$0.05	$0.05
Shares used in computing per share amounts:
Basic	459,333	457,147	457,541	452,494	474,975	483,744	473,209	465,108
Diluted	474,213	469,571	476,848	468,738	474,975	509,548	501,511	491,166
Closing prices:
High	$6.39	$5.55	$6.12	$5.93	$5.39	$7.11	$6.45	$6.41
Low	$4.92	$4.41	$5.24	$4.17	$3.22	$5.48	$5.64	$4.97

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended October 27, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of October 27, 2012, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our management’s assessment, we believe that, as of October 27, 2012, our internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of October 27, 2012 has been audited by KPMG LLP, Brocade’s independent registered public accounting firm, as stated in their report which is included on page 101 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Brocade Communications Systems, Inc.:
We have audited Brocade Communications Systems, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of October 27, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 27, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brocade Communications Systems, Inc. and subsidiaries as of October 27, 2012 and October 29, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended October 27, 2012, and the accompanying financial statement schedule. Our report dated December 14, 2012, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/     KPMG LLP
Santa Clara, California
December 14, 2012

Item 9B.	Other Information
None.
PART III
Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Stockholders (the “Proxy Statement”).

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
The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Board of Directors Meetings and Committees.” Information with respect to securities authorized for issuance under equity compensation plans is set forth in Note 11 (see “Employee Compensation Plans” of Note 11) of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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
1.Financial Statements:
The following financial statements of Brocade Communications Systems, Inc. are filed as a part of this Annual Report.

2.	Financial Statement Schedules:
The following financial statement schedule of Brocade Communications Systems, Inc. for the years ended October 27, 2012, October 29, 2011 and October 30, 2010 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Brocade Communications Systems, Inc.

Schedule II — Valuation and Qualifying Accounts	112
All other schedules have been omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto under Item 8 in Part II of this Form 10-K.

3.	Exhibits:

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 28, 2007)

3.2
Certificates of Correction and Corrected Amended and Restated Certificate of Incorporation effective as of June 1, 2009 (incorporated by reference to Exhibit 3.5 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 2, 2009)

3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation effective as of April 13, 2010 (incorporated by reference to Exhibit 3.1 from Brocade’s current report on Form 8-K filed on April 13, 2010)

3.4	Amended and Restated Bylaws of the Registrant effective as of April 13, 2010 (incorporated by reference to Exhibit 3.2 from Brocade’s current report Form 8-K filed on April 13, 2010)

3.5
Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

3.6	Certificate of Elimination of Series A Participating Preferred Stock of Brocade (incorporated by reference to Exhibit 3.1 from Brocade’s current report on Form 8-K filed on February 16, 2007)

4.1	Form of Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

EXHIBIT INDEX

Exhibit Number	Description of Document
4.2
Indenture, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, governing the 2018 Notes (incorporated by reference to Exhibit 4.1 from Brocade’s current report on Form 8-K filed on January 26, 2010)

4.3
Indenture, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, governing the 2020 Notes (incorporated by reference to Exhibit 4.2 from Brocade’s current report on Form 8-K filed on January 26, 2010)

10.1
Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

10.2†
Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999 (incorporated by reference to Exhibit 10.24 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2001)

10.3
Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.25 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2001)

10.4†
Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.26 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2001)

10.5†
Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.28 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2001)

10.6
Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 27, 2001)

10.7†
Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.37 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 27, 2002)

10.8†
OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.48 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 25, 2003)

10.9†
Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPI Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.49 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.10
Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (incorporated by reference to Exhibit 10.50 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.11†
Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003 (incorporated by reference to Exhibit 10.51 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.12†
Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003 (Solectron Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.52 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.13
Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.53 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.14†
Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.54 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 26, 2003)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.15†
Amendment #15 dated March 26, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.71 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 1, 2004)

10.16†
Amendment #18 dated October 5, 2004 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.77 from Brocade’s annual report on Form 10-K for the fiscal year ended October 30, 2004)

10.17†
Amendment #1 dated November 2, 2004 to OEM Purchase Agreement between Brocade and Hewlett Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.80 from Brocade’s annual report on Form 10-K for the fiscal year ended October 30, 2004)

10.18†
Amendment #2 dated October 27, 2004 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.81 from Brocade’s annual report on Form 10-K for the fiscal year ended October 30, 2004)

10.19*	Employment Letter for Michael Klayko (incorporated by reference to Exhibit 10.85 from Brocade’s annual report on Form 10-K for the fiscal year ended October 30, 2004)

10.20†
Amendment #3 dated November 22, 2004 to OEM Purchase Agreement between Brocade and Hewlett Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.89 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 29, 2005)

10.21*
Amended and Restated 1999 Employee Stock Purchase Plan and related forms of agreements (incorporated by reference to Exhibit 10.7 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 30, 2005)

10.22*
Amended and Restated 1999 Nonstatutory Stock Option Plan and related forms of agreements (incorporated by reference to Exhibit 10.8 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 30, 2005)

10.23*	Employment Letter for Ian Whiting dated May 1, 2005 (incorporated by reference to Exhibit 10.92 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)

10.24
Tolling Agreement dated as of January 1, 2006 between Gregory L. Reyes and Brocade, David House, William Krause, Nicholas Moore, William O’Brien, Christopher Paisley, Larry Sonsini, Seth Neiman, Neal Dempsey and Sanjay Vaswani (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 28, 2006)

10.25
Notice of partial termination of Tolling Agreement dated September 11, 2006 (incorporated by reference to Exhibit 10.80 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)

10.26†
Amendment #4 dated January 20, 2006 to the OEM Purchase Agreement between Brocade and Hewlett Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 29, 2006)

10.27†
Amendment #26 dated September 19, 2006 to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.103 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)

10.28†
Amendment #6 effective as of August 4, 2006 to OEM Purchase Agreement between Brocade and Hewlett Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.105 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)

10.29†
Amendment #7 dated August 4, 2006 to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.106 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)

10.30†
Amendment #5, dated April 20, 2007 to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.102 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)

10.31†
Amendment #8, dated September 6, 2007 to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.103 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.32†
Statement of Work #7, dated October 1, 2007 to Goods Agreement between International Business Machines and Brocade (incorporated by reference to Exhibit 10.104 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)

10.33†
Ninth Amendment, dated November 5, 2007 to OEM Purchase Agreement dated December 16, 2002 between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 26, 2008)

10.34†
Tenth Amendment, dated December 21, 2007 to OEM Purchase Agreement dated December 16, 2002 between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 26, 2008)

10.35†
Amendment Number 32 dated January 22, 2008 to Statement of Work #1 to Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.6 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 26, 2008)

10.36*
1999 Director Plan as amended and restated April 10, 2008 and related forms of agreements, as amended (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 26, 2008)

10.37*
1999 Stock Plan as amended and restated November 27, 2006 and related forms of agreements, as amended (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 26, 2008)

10.38†
OEM Purchase and License Agreement dated May 20, 2008 between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 26, 2008)

10.39†
Amendment Number 11 dated April 28, 2008 to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 26, 2008)

10.40
Commitment letter dated as of July 21, 2008 with Bank of America, N.A., Banc of America Bridge LLC and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 99.1 from Brocade’s current report on Form 8-K filed on August 14, 2008)

10.41
Stock Purchase Plan and Agreement dated as of August 13, 2008 between Morgan Stanley & Co. Incorporated and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.120 from Brocade’s annual report on Form 10-K for the fiscal year ended October 25, 2008)

10.42†
Credit Agreement, dated as of October 7, 2008, among the lenders party thereto, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Morgan Stanley Senior Funding, Inc., as syndication agent, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, HSBC Bank USA National Association and Keybank National Association, as co-documentation agents and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.1 from Brocade’s current report on Form 8-K filed on October 14, 2008)

10.43†
Amendment Number 34 dated June 23, 2008 to Statement of Work #1 to Goods Agreement between International Business Machines Corporation and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.122 from Brocade’s annual report on Form 10-K for the fiscal year ended October 25, 2008)

10.44†
Amendment Number 12 dated August 21, 2008 to Statement of Work #3 to Goods Agreement between International Business Machines Corporation and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.124 from Brocade’s annual report on Form 10-K for the fiscal year ended October 25, 2008)

10.45†
Amendment Number 1 dated July 10, 2008 to Statement of Work #7 to Goods Agreement between International Business Machines Corporation and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.125 from Brocade’s annual report on Form 10-K for the fiscal year ended October 25, 2008)

10.46†
Amendment Number 1 dated January 9, 2009 to OEM Purchase and License Agreement between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 24, 2009)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.47†
Amendment Number 2 dated October 29, 2008 to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 24, 2009)

10.48†
Amendment Number 12 dated March 11, 2009, with an effective date of February 28, 2008, to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 2, 2009)

10.49†
Amendment Number 13 dated March 14, 2009, with an effective date of March 6, 2009, to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 2, 2009)

10.50†
Amendment Number 14 dated March 14, 2009, with an effective date as of October 24, 2008, to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 2, 2009)

10.51†
Statement of Work #8, dated April 1, 2009, to Goods Agreement between International Business Machines and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 2, 2009)

10.52*
2009 Stock Plan as amended and restated April 12, 2012 and related forms of agreements, as amended (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 28, 2012)

10.53*	2009 Director Plan and related forms of agreements (incorporated by reference to Exhibit 10.6 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 2, 2009)

10.54*
2009 Employee Stock Purchase Plan as amended and restated April 12, 2012 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 28, 2012)

10.55†
Amendment Number 15 dated May 11, 2009, with an effective date of February 1, 2009, to the Product Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarterly period ended August 1, 2009)

10.56†
Amendment Number 37 dated June 22, 2009, with an effective date of June 19, 2008 [sic], to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarterly period ended August 1, 2009)

10.57†
Amendment Number 14 dated June 10, 2009 to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarterly period ended August 1, 2009)

10.58†
Amendment Number 15 dated June 23, 2009 to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarterly period ended August 1, 2009)

10.59†
Amendment Number 3 dated June 8, 2009, with an effective date of June 5, 2009, to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the quarterly period ended August 1, 2009)

10.60
Amendment Number 5 dated August 3, 2009 to the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.148 from Brocade’s annual report on Form 10-K for the fiscal year ended October 31, 2009)

10.61†
Amendment Number 38 dated September 19, 2009 to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.149 from Brocade’s annual report on Form 10-K for the fiscal year ended October 31, 2009)

10.62†
Amendment Number 16 dated September 10, 2009, with an effective date of September 18, 2009, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.150 from Brocade’s annual report on Form 10-K for the fiscal year ended October 31, 2009)

10.63†
Amendment Number 17 dated October 30, 2009, with an effective date of October 28, 2009, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.151 from Brocade’s annual report on Form 10-K for the fiscal year ended October 31, 2009)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.64
Amendment Number 4 dated September 22, 2009 to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.152 from Brocade’s annual report on Form 10-K for the fiscal year ended October 31, 2009)

10.65†
Amendment Number 5 dated September 15, 2009 to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.153 from Brocade’s annual report on Form 10-K for the fiscal year ended October 31, 2009)

10.66†
Amendment Number 1 dated October 3, 2009 to Statement of Work Number 8 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.154 from Brocade’s annual report on Form 10-K for the fiscal year ended October 31, 2009)

10.67†
Amendment Number 2 dated October 13, 2009 to Statement of Work Number 8 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.155 from Brocade’s annual report on Form 10-K for the fiscal year ended October 31, 2009)

10.68†
Amendment Number 3 dated October 1, 2009 to Statement of Work Number 8 of the Goods Agreement between International Business Machines and Brocade (incorporated by reference to Exhibit 10.156 from Brocade’s annual report on Form 10-K for the fiscal year ended October 31, 2009)

10.69*
Senior Leadership Plan (formerly Executive Leadership Plan), as amended as of December 2, 2010 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 29, 2011)

10.70*	Form of Restricted Stock Unit Agreement (Market Stock Units) under the 2009 Stock Plan (incorporated by reference to Exhibit 10.2 from Brocade’s current report on Form 8-K filed on December 9, 2009)

10.71†
Amendment Number 39 dated December 15, 2009, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 30, 2010)

10.72
Amendment and Waiver No. 1 dated January 8, 2010, to the Credit Agreement, dated as of October 7, 2008, by and among Brocade, the lenders party thereto, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Morgan Stanley Senior Funding, Inc., as syndication agent, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, and HSBC Bank USA National Association and Keybank National Association, as co-documentation agents (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 30, 2010)

10.73
Purchase Agreement, dated January 13, 2010, between Brocade and J.P. Morgan Inc., as representative of the several Initial Purchasers listed in Schedule 1 thereto (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 30, 2010)

10.74
Security Agreement, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 from Brocade’s current report on Form 8-K filed on January 26, 2010)

10.75
Security Agreement, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.2 from Brocade’s current report on Form 8-K filed on January 26, 2010)

10.76
Registration Rights Agreement, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors listed on the signature pages thereto and the purchasers named therein (incorporated by reference to Exhibit 10.3 from Brocade’s current report on Form 8-K filed on January 26, 2010)

10.77
Registration Rights Agreement, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors listed on the signature pages thereto and the purchasers named therein (incorporated by reference to Exhibit 10.4 from Brocade’s current report on Form 8-K filed on January 26, 2010)

10.78
Real Estate Sale Agreement effective as of January 25, 2010 by and between Brocade Communications Systems Skyport LLC, a wholly-owned subsidiary of Brocade, and CA-Skyport III Limited Partnership (incorporated by reference to Exhibit 10.10 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 30, 2010)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.79
Lease Agreement dated as of January 28, 2010 by and between Brocade and CA-Skyport III Limited Partnership (incorporated by reference to Exhibit 10.11 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 30, 2010)

10.80†
Amendment Number 2 dated February 2, 2010 to OEM Purchase and License Agreement between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.12 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 30, 2010)

10.81†
Amendment Number 3 dated April 13, 2010 to OEM Purchase and License Agreement between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 1, 2010)

10.82†
Amendment Number 16 dated March 24, 2010, with an effective date as of June 8, 2009, to the Product Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 1, 2010)

10.83†
Amendment Number 40 dated April 13, 2010 to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 1, 2010)

10.84†
Amendment Number 3 dated April 19, 2010, with an effective date of January 1, 2010, to Statement of Work Number 6 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 1, 2010)

10.85†
Amendment Number 6 dated April 13, 2010 to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.6 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 1, 2010)

10.86†
Amendment Number 17 dated May 21, 2010 to the Product Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 31, 2010)

10.87†
Amendment Number 4 dated May 18, 2010 to Statement of Work Number 8 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 31, 2010)

10.88†
Amendment Number 5 dated May 18, 2010, with an effective date of May 14, 2010, to Statement of Work Number 8 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 31, 2010)

10.89†
Amendment Number 19 dated August 4, 2010 to the Product Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.131 from Brocade’s annual report on Form 10-K for the fiscal year ended October 30, 2010)

10.90
Amendment Number 6 dated October 22, 2009, with an effective date of October 29, 2010, to the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.132 from Brocade’s annual report on Form 10- K for the fiscal year ended October 30, 2010)

10.91†
Amendment Number 41 dated September 21, 2010 to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.133 from Brocade’s annual report on Form 10-K for the fiscal year ended October 30, 2010)

10.92†
Amendment Number 18 dated September 8, 2010 to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.134 from Brocade’s annual report on Form 10-K for the fiscal year ended October 30, 2010)

10.93	Special Ethernet Bonus Program, as approved on December 2, 2010 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 29, 2011)

10.94
Statement of Work #9, dated April 8, 2011, to Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 30, 2011)

10.95
French Sub-Plan under the 2009 Stock Plan and related forms of agreements (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 30, 2011)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.96
Amendment No. 2, dated as of June 10, 2011, by and among Brocade Communications Systems, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, to the Credit Agreement, dated as of October 7, 2008 (as amended), by and among Brocade Communications Systems, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer (incorporated by reference to Exhibit 10.1 from Brocade’s current report on Form 8-K filed on June 10, 2011)

10.97†
Amendment Number 42 dated June 30, 2011 to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 30, 2011)

10.98†
Amendment Number 7 dated July 20, 2011 to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 30, 2011)

10.99†
Amendment Number 43 dated September 23, 2011 to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.114 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2011)

10.100
Amendment Number 19 dated October 12, 2011, with an effective date of October 24, 2011, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.115 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2011)

10.101*	Senior Leadership Plan, as amended as of October 25, 2011 (incorporated by reference to Exhibit 10.116 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2011)

10.102*
Rev It Up Plan, approved as of October 25, 2011 and then clarified as of January 23, 2012 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 28, 2012)

10.103*
Sales Leader Plan, approved as of October 28, 2011 and then clarified as of December 21, 2011 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 28, 2012)

10.104*
Amended and Restated Change of Control Retention Agreement between Brocade and Michael Klayko effective as of December 22, 2008 (incorporated by reference to Exhibit 10.119 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2011)

10.105*
Form of Amended and Restated Change of Control Retention Agreement between Brocade and each of Tyler Wall and Ian Whiting effective as of December 22, 2008 (incorporated by reference to Exhibit 10.120 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2011)

10.106*
Form of Change of Control Retention Agreement between Brocade and newly designated executive officers, including Daniel Fairfax effective as of February 23, 2009 (incorporated by reference to Exhibit 10.121 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2011)

10.107*
Form of Restricted Stock Unit Agreement (2012 Market Stock Units) under the 2009 Stock Plan (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 28, 2012)

10.108†
Amendment Number 20 dated February 21, 2012, with an effective date of February 29, 2012, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 28, 2012)

10.109†
Amendment Number 44 dated February 29, 2012 to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 28, 2012)

10.110†
Amendment Number 45 dated May 18, 2012 to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 28, 2012)

10.111*
Agreement and General Release of Claims by and between Brocade Communications Systems, Inc. and Michael Klayko dated as of August 12, 2012 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 28, 2012)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.112**	Amendment Number 4 dated October 11, 2012 to the OEM Purchase and License Agreement between EMC Corporation and Brocade

10.113**/††	Amendment Number 21 dated October 18, 2012, with an effective date of October 22, 2012, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade

12.1**	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Independent Registered Public Accounting Firm

24.1**	Power of attorney (see signatures page)

31.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

**	Filed herewith.

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
(b) Exhibits
See Exhibit Index included in Item 15(a) of this Form 10-K.
(c) Financial Statement Schedules

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Fiscal Years Ended October 27, 2012, October 29, 2011 and October 30, 2010

	Balance at Beginning of Period	Additions Charged to Revenues	Deductions (1)	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
2012	$1,388	$1,482	$(2,037)	$833
2011	$1,838	$1,357	$(1,807)	$1,388
2010	$3,954	$—	$(2,116)	$1,838
Sales allowances:
2012	$5,011	$10,947	$(6,199)	$9,759
2011	$4,883	$9,048	$(8,920)	$5,011
2010	$8,619	$11,811	$(15,547)	$4,883

(1)	Deductions related to the allowance for doubtful accounts and sales allowances represent amounts written off against the allowance and recoveries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brocade Communications Systems, Inc.

December 14, 2012	By:	/S/ MICHAEL KLAYKO
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

Signature	Title	Date

/S/ MICHAEL KLAYKO Michael Klayko	Director and Chief Executive Officer (Principal Executive Officer)	December 14, 2012

/S/ DANIEL W. FAIRFAX Daniel W. Fairfax	Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)	December 14, 2012

/S/ DAVID L. HOUSE David L. House	Chairman of the Board of Directors	December 12, 2012

/S/ JUDY BRUNER Judy Bruner	Director	December 12, 2012

/S/ RENATO DIPENTIMA Renato DiPentima	Director	December 12, 2012

/S/ ALAN EARHART Alan Earhart	Director	December 12, 2012

/S/ JOHN GERDELMAN John Gerdelman	Director	December 12, 2012

/S/ GLENN JONES Glenn Jones	Director	December 12, 2012

/S/ L. WILLIAM KRAUSE L. William Krause	Director	December 12, 2012

/S/ SANJAY VASWANI Sanjay Vaswani	Director	December 12, 2012